Form 10-K
period 2012-03-31
Bristow Group Inc
filed 2012-05-23
CIK 73887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     YES  ☒    NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based upon the closing price on the New York Stock Exchange, as of September 30, 2011 was $1,425,566,619.

The number of shares outstanding of the registrant’s Common Stock as of May 18, 2012 was 35,766,934.

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

We use the pronouns “we”, “our” and “us” and the term “Bristow Group” to refer collectively to Bristow Group and its consolidated subsidiaries and affiliates, unless the context indicates otherwise. We also own interests in other entities that we do not consolidate for financial reporting purposes, which we refer to as unconsolidated affiliates, unless the context indicates otherwise. Bristow Group, Bristow Aviation Holdings Limited (“Bristow Aviation”), its consolidated subsidiaries and affiliates, and the unconsolidated affiliates are each separate corporations, limited liability companies or other legal entities, and our use of the terms “we,” “our” and “us” does not suggest that we have abandoned their separate identities or the legal protections given to them as separate legal entities. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ended March 31, 2012 is referred to as “fiscal year 2012.”

We are a Delaware corporation incorporated in 1969. Our executive offices are located at 2103 City West Blvd., 4th Floor, Houston, Texas 77042. Our telephone number is (713) 267-7600.

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

Overview

We are the leading provider of helicopter services to the worldwide offshore energy industry based on the number of aircraft operated and one of two helicopter service providers to the offshore energy industry with global operations. We have a long history in the helicopter services industry through Bristow Helicopters Ltd. and Offshore Logistics, Inc., having been founded in 1955 and 1969, respectively. We have major transportation operations in the North Sea, Nigeria and the U.S. Gulf of Mexico, and in most of the other major offshore energy producing regions of the world, including Alaska, Australia, Brazil, Russia and Trinidad. We generated 82% and 93% of our consolidated operating revenue and business unit operating income, respectively, from operations outside of the U.S. in fiscal year 2012.

Our well established and successful global safety program called “Target Zero” focused on improved safety performance, as our safety vision is to have zero accidents, zero harm to people and zero harm to the environment. In order to create further differentiation and add value to our clients, we have expanded our Target Zero safety program to focus on additional areas related to maximizing uptime and service levels. The new expanded program called the “Bristow Client Promise” is focused on enhancing our value to our clients through the initiatives of “Target Zero Accidents,” “Target Zero Downtime” and “Target Zero Complaints.” This program is designed to deliver continuous improvement in all these important areas and demonstrate Bristow Group’s commitment to providing higher hours of zero-accident flight time with on-time and up-time helicopter transportation service.

We conduct our business in one segment: Helicopter Services. The Helicopter Services segment operations are conducted primarily through five business units:

•	Europe,

•	West Africa,

•	North America,

•	Australia, and

•	Other International.

We provide helicopter services to a broad base of major integrated, national and independent offshore energy companies. Our clients charter our helicopters primarily to transport personnel between onshore bases and offshore production platforms, drilling rigs and other installations. To a lesser extent, our clients also charter our helicopters to transport time-sensitive equipment to these offshore locations. Our client’s operating expenditures in the production sector are the principle source of our revenue, while their exploration and development capital expenditures provide a lesser portion of our revenue.

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

Since the beginning of fiscal year 2007, we have been able to raise $1.4 billion of capital in a mix of debt and equity with both public and private financings, generate gross proceeds of $101.6 million through the divestiture of non-core businesses, including the sale of Grasso Production Management (“Grasso”), Turbo Engines, Inc. (“Turbo”) and 53 small aircraft and related assets operating in the U.S. Gulf of Mexico, generate proceeds of approximately $260 million through the sale of other aircraft to the helicopter aftermarket and during fiscal year 2012, we received $171.2 million for the sale of nine existing and in-construction aircraft that we subsequently leased back. Concurrently, we have invested over $1.9 billion in capital expenditures to grow our business.

While we plan to continue to be disciplined concerning future capital commitments, we also intend to continue prudently managing our capital structure and liquidity position with external financings as needed. Our strategy will involve funding our short-term liquidity requirements with borrowings under our amended and restated revolving credit and term loan agreement (“Amended and Restated Credit Agreement”), which consists of a $200 million revolving credit facility (“Revolving Credit Facility”) and a $250 million term loan (“Term Loan”) (together referred to as our “Credit Facilities”), and funding our long-term financing needs, while maintaining a prudent capital structure, among the following alternatives: a) operating and capital leases, b) bank debt, c) public debt and/or equity placements and d) private and export credit agency-supported financings.

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

As of March 31, 2012, the aircraft in our fleet, the aircraft which we expect to take delivery of in the future and the aircraft which we have the option to acquire were as follows:

	$XXX,XX	$XXX,XX	$XXX,XX	$XXX,XX	$XXX,XX	$XXX,XX	$XXX,XX
	Number of Aircraft
	Consolidated Affiliates					Unconsolidated
	Operating Aircraft					Affiliates (4)
Type	Owned Aircraft	Leased Aircraft	Aircraft Held For Sale	On Order (1)	Under Option (2)	In Fleet	Maximum Passenger Capacity
Small Helicopters:
Bell 206L Series	33	—	—	—	—	7	6
Bell 206B	—	1	—	—	—	2	4
Bell 407	39	—	—	—	—	—	6
BK-117	—	2	—	—	—	—	7
BO-105	2	—	—	—	—	—	4
EC135	6	—	—	—	—	3	6

	80	3	—	—	—	12

Medium Helicopters:
Bell 212	2	—	1	—	—	14	12
Bell 412	34	—	4	—	—	20	13
EC155	3	—	—	—	—	—	13
Sikorsky S-76 A/A++	16	—	5	—	—	6	12
Sikorsky S-76 C/C++	44	10	—	—	—	33	12
EC175	—	—	—	—	12	—	16
AW 139	5	2	—	—	—	2	16

	104	12	10	—	12	75

Large Helicopters:
AS332L Super Puma	21	4	7	—	—	—	18
Sikorsky S-61	2	—	—	—	—	—	18
AW 189	—	—	—	6	6	—	18
Sikorsky S-92	23	7	—	9	4	2	19
Mil Mi-8	7	—	—	—	—	—	20
EC225	16	2	—	—	18	—	25

	69	13	7	15	28	2

Training Aircraft:
Robinson R22	—	11	—	—	—	—	2
Robinson R44	—	2	—	—	—	—	4
Sikorsky 300CB/CBi	46	—	2	—	—	—	2
Bell 206B	1	13	—	—	—	—	4
AS 350BB	—	—	—	—	—	36	4
AS 355	—	2	—	—	—	—	5
Agusta 109	—	—	—	—	—	2	8
Bell 212	—	—	—	—	—	8	12
Bell 412	—	—	—	—	—	15	13
AW 139	—	—	—	—	—	3	16
Fixed wing	1	—	—	—	—	—

	48	28	2	—	—	64

Fixed wing	3	1	—	—	—	42

Total	304	57	19	15	40	195

(1)

Signed client contracts are in place that will utilize seven of these aircraft. Six large ordered aircraft expected to enter service in fiscal year 2015 are subject to the successful development and certification of the aircraft. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity — Future Capital Requirements” included elsewhere in this Annual Report.

(2)

Represents aircraft which we have the option to acquire. If the options are exercised, the agreements provide that aircraft would be delivered over fiscal years 2014 through 2018. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity — Future Capital Requirements” included elsewhere in this Annual Report.

(3)	Represents the approximate normal cruise speed flying at gross weight and at sea level under standard operating conditions.
(4)	Includes 53 helicopters (primarily medium) and 33 fixed wing aircraft owned by Líder, our unconsolidated affiliate in Brazil.

The following table shows the distribution of our operating revenue for fiscal year 2012 and aircraft as of March 31, 2012 among our business units.

	$XXX,XX	$XXX,XX	$XXX,XX	$XXX,XX	$XXX,XX	$XXX,XX	$XXX,XX	$XXX,XX	$XXX,XX
		Aircraft in Consolidated Fleet (1)
	Operating	Helicopters
	Revenue for Fiscal Year 2012	Small	Medium	Large	Training	Fixed Wing	Total	Unconsolidated Affiliates (2)	Total
Europe	37%	—	15	41	—	—	56	64	120
West Africa	21%	10	25	7	—	4	46	—	46
North America	15%	67	23	2	—	—	92	—	92
Australia	12%	2	10	17	—	—	29	—	29
Other International	12%	4	43	15	—	—	62	131	193
Corporate and other	3%	—	—	—	76	—	76	—	76

Total	100%	83	116	82	76	4	361	195	556

(1)	Includes 19 aircraft held for sale and 57 leased aircraft as follows:

	$XXX,XX	$XXX,XX	$XXX,XX	$XXX,XX	$XXX,XX	$XXX,XX
	Held for Sale Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Training	Fixed Wing	Total
Europe	—	2	3	—	—	5
West Africa	—	1	—	—	—	1
Australia	—	1	3	—	—	4
Other International	—	6	1	—	—	7
Corporate and other	—	—	—	2	—	2

Total	—	10	7	2	—	19

	Leased Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Training	Fixed Wing	Total
Europe	—	—	9	—	—	9
West Africa	—	1	—	—	1	2
North America	1	11	2	—	—	14
Australia	2	—	1	—	—	3
Other International	—	—	1	—	—	1
Corporate and other	—	—	—	28	—	28

Total	3	12	13	28	1	57

(2)	The 195 aircraft operated by our unconsolidated affiliates do not include those aircraft leased from us.

Europe

We operate our Europe business unit from four bases in the U.K., one base in Holland and three bases in Norway. Our Europe operations are managed out of our facilities in Aberdeen, Scotland. Based on the number of aircraft operating, we are one of the largest providers of helicopter services in the North Sea, where there are harsh weather conditions and geographically concentrated offshore facilities. The offshore facilities in the Northern North Sea and Norwegian North Sea are large and require frequent crew change flight services. In the Southern North Sea, the facilities are generally smaller with some unmanned platforms requiring shuttle operations to up-man in the morning and down-man in the evening. We deploy the majority of the large aircraft in our consolidated fleet in Europe. Our client base in this business unit consists primarily of major integrated and independent offshore energy companies. In addition to our offshore energy helicopter services, we are a civil supplier of search and rescue (“SAR”) services to the Netherlands Oil and Gas Exploration and Production Association. Our subsidiary, Bristow Helicopters Ltd., was recently awarded the contract to provide SAR services in the North of Scotland. We will provide SAR services starting July 2013, using four Sikorsky S-92 helicopters based in the Scottish bases of Stornoway and Sumburgh. The contract is expected to run for four years, until a longer term decision for such services is made. Our Europe operations are subject to seasonality as drilling activity is lower during the winter months due to harsh weather and shorter days.

Also, we own a 50% interest in each of FBS Limited (“FBS”), FB Heliservices Limited (“FBH”), and FB Leasing Limited (“FBL”), collectively referred to as the FB Entities, U.K. corporations which principally provide pilot training, maintenance and support services to the British military under a contract that runs through March 2016 with two possible one year extensions. FBS and FBL own and operate a total of 64 aircraft.

West Africa

As of March 31, 2012, all of the aircraft in our West Africa business unit operate in Nigeria, where we are the largest provider of helicopter services to the offshore energy industry. We deploy a combination of small, medium and large aircraft in Nigeria and service a client base comprised mostly of major integrated offshore energy companies. We have seven operational bases, with the largest bases located in Escravos, Lagos, Port Harcourt and Warri. The marketplace for our services had historically been concentrated predominantly in the oil rich swamp and shallow waters of the Niger Delta area. More recently we have been undertaking work further offshore in support of deepwater exploration. Operations in West Africa are subject to seasonality as the Harmattan, a dry and dusty trade wind, blows between the end of November and the middle of March. At times when the heavy amount of dust in the air severely limits visibility, our aircraft are unable to operate.

North America

We operate our North America business unit from seven operating facilities in the U.S. Gulf of Mexico and three operating facilities in Alaska. We are one of the largest suppliers of helicopter services in the U.S. Gulf of Mexico. Our client base in this business unit consists of mostly international, independent and major integrated offshore energy companies. The U.S. Gulf of Mexico is a major offshore energy producing region with approximately 3,400 production platforms and 100 drilling rigs. The shallow water platforms are typically unmanned and are serviced by small aircraft. The deepwater platforms are serviced by medium and large aircraft. Among our strengths in this region, in addition to our ten operating facilities, are our advanced flight-following systems and our widespread and strategically located offshore fuel stations. Operations in the U.S. Gulf of Mexico are subject to seasonality as the months of December through March typically have more days of harsh weather conditions than the other months of the year. Additionally, during the months of June through November, tropical storms and hurricanes may reduce activity as we are unable to operate in the area of the storm. Our principal work in Alaska utilizes five aircraft that provide daily support to the Trans-Alaska pipeline, along with providing small and medium twin engine contract and charter service to onshore and offshore exploration, development and production activities on the North Slope and in the Cook Inlet. Operations in Alaska are subject to seasonality as fall and winter months have fewer hours of daylight and harsh weather conditions limit some offshore energy related activities.

Australia

We are the largest provider of helicopter services to the offshore energy industry in Australia, where we have five bases located in Western Australia, three in Victoria, one in South Australia and one in Queensland. These operations are managed from our Australian head office facility in Perth, Western Australia. Our operating bases are located in the vicinity of the major offshore energy exploration and production fields in the North West Shelf, Browse and Carnarvon basins of Western Australia and the Bass Straits in Victoria, where our fleet provides helicopter services solely to offshore energy operators. We also provide airport management services on Barrow Island in Western Australia. Our client base in Australia consists primarily of major integrated offshore energy companies. We also provide engineering support to the Republic of Singapore Air Force’s fleet of helicopters at their base in Oakey, Queensland.

Other International

We currently conduct our Other International operations in the Baltic Sea, Brazil, Egypt, Equatorial Guinea, Guyana, Malaysia, Mexico, Russia, Trinidad, and Turkmenistan. As of March 31, 2012, we and our unconsolidated affiliates operated a mixture of small, medium, and large aircraft in these markets. While we have a diverse client base in this business unit, a large majority of revenue is generated from monthly fixed charges for production related work. The following is a description of operations in our Other International business unit as of March 31, 2012.

•

Brazil – We own a 42.5% interest in Líder, the largest provider of helicopter and corporate aviation services in Brazil, which we acquired on May 26, 2009. Líder was founded in 1973 and has grown to be a market leader in Brazil. Líder has five primary operating units comprising helicopter service, maintenance, chartering, ground handling, and aircraft sales. Líder’s fleet includes 53 rotor wing and 33 fixed wing aircraft. Líder management recently introduced large helicopters into their operational portfolio allowing them to gain competence and positioning them for the anticipated growth associated with Brazil’s pre-salt fields. Líder also has a vast network of over 20 bases distributed strategically in Brazil including locations in Macae, Rio de Janiero, Sao Tome, Urucu and Vitória. We currently lease nine medium and two large aircraft to Líder.

•

Egypt – We own a 25% interest in Petroleum Air Services (“PAS”), an Egyptian corporation which provides helicopter and fixed wing transportation to the offshore energy industry. Additionally, spare fixed wing capacity is chartered to tourism operators. PAS owns 45 aircraft and operates from multiple locations. The remaining 75% interest in PAS is owned by Egyptian General Petroleum Corporation.

•

Malaysia – We lease five aircraft to MHS Aviation Berhad which are operated from bases in Kerteh and Bintulu and provide services to international offshore energy companies. In addition, we have a Technical Services Agreement with MHS Aviation Berhad under which we provide a number of supervisory engineers and other technical services as required.

•

Mexico – We lease 13 aircraft to Heliservicio Campeche S.A. de C.V. (“Heliservicio”) to provide helicopter services to its clients. Heliservicio services clients primarily from bases located in Mexico City, Cuidad del Carmen, Poza Rica, Tampico, Dos Bocas and Vera Cruz.

•	Russia – We operate seven large aircraft from three locations on Sakhalin Island, where we provide helicopter services to international and domestic offshore energy companies.

•

Trinidad – We operate ten medium aircraft that are used to service our clients who are primarily engaged in offshore energy activities. We have one base located at Trinidad’s airport at the Port of Spain.

•

Other – In the Baltic Sea, Equatorial Guinea, and Guyana, we operate one, two, and three aircraft, respectively, that are used to service our clients who are engaged in offshore energy activities. We also operate two aircraft through our 51% interest in Turkmenistan Helicopters Limited, a Turkmenistan corporation that provides helicopter services to an international offshore energy company from a single location. In India, we dry lease one aircraft to an Indian helicopter operator from one location.

Bristow Academy

Bristow Academy is a leading provider of helicopter training services with 25 years of operating history and training facilities in Titusville, Florida; New Iberia, Louisiana; Carson City, Nevada and Gloucestershire, England. Bristow Academy trains students from around the world to become helicopter pilots and is approved to provide helicopter flight training at the commercial pilot and flight instructor level by both the U.S. Federal Aviation Administration (“FAA”) and the European Joint Aviation Authority (“JAA”). Bristow Academy operates 76 aircraft (including 48 owned and 28 leased aircraft) and employs approximately 180 people, including over 80 primary flight instructors. Additionally, Bristow Academy conducts military training, which generated approximately 52% of Bristow Academy’s operating revenue for fiscal year 2012.

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

Clients and Contracts

The principal clients for our Helicopter Services are major integrated, national and independent offshore energy companies. The following table presents our top ten clients in fiscal year 2012 and their percentage contribution to our consolidated gross revenue during fiscal years 2012, 2011 and 2010. Any clients accounting for 10% or more of our consolidated gross revenues during such fiscal years are included in the table below.

	$XXX,XX,X	$XXX,XX,X	$XXX,XX,X
	Fiscal Year Ended March 31,
Client Name	2012	2011	2010
Chevron	11.9%	11.3%	11.9%
BP	8.2%	8.8%	4.9%
IAC	8.1%	8.9%	8.3%
ConocoPhillips	5.5%	5.4%	4.1%
Statoil	4.7%	2.6%	2.8%
Apache	4.6%	2.1%	1.0%
Shell	4.1%	7.5%	9.7%
Exxon Mobil	2.6%	3.8%	3.6%
Nigerian Oil	2.5%	2.1%	0.1%
Talisman Energy	2.2%	3.0%	3.1%

	54.4%	55.5%	49.5%

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

Generally, our helicopter contracts are cancelable by the client with a notice period ranging from 30 to 180 days and in some cases up to one year. In the North America business unit, we generally enter into short-term contracts for twelve months or less. Outside of North America, contracts are longer term, which is typically between two and five years. These long term contracts generally include escalation provisions allowing annual rate increases, which may be based on a fixed dollar or percentage increase, an increase in an agreed index or our actual substantiated increased costs, which we negotiate to pass along to clients. Cost reimbursements from clients are recorded as reimbursable revenue in our consolidated statements of income.

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

Code of Business Integrity

We have adopted a Code of Business Integrity for directors, officers (including our principal executive officer, principal financial officer and chief accounting officer) and employees (our “Code”). Our Code covers topics including, but not limited to, conflicts of interest, insider trading, competition and fair dealing, discrimination and harassment, confidentiality, compliance procedures and employee complaint procedures. Our Code is posted on our website, http://www.bristowgroup.com, under the “About Us” and “Values” caption.

Safety, Industry Hazards and Insurance

Hazards such as severe weather and mechanical failures are inherent in the transportation industry and may result in the loss of equipment and revenue. It is possible that personal injuries and fatalities may occur. We believe our air accident rate per 100,000 flight hours, which has historically been more than ten times lower than the reported global offshore energy production helicopter average data, indicates that we have consistently performed better than the industry average with respect to safety. In fiscal years 2012, 2011, and 2010, we had no accidents that resulted in any fatalities.

Our well established global safety program called “Target Zero” focuses on improved safety performance, as our safety vision is to have zero accidents, zero harm to people, and zero harm to the environment. The key components are to improve safety culture and individual behaviors and to increase the level of safety reporting by the frontline employees, increase accountability for addressing identified hazards by the operational managers and provide for independent auditing of the operational safety programs. See discussion of “Target Zero” in “– Overview.”

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

Employees

As of March 31, 2012, we employed 3,281 employees. Many of our employees are represented under collective bargaining agreements. Periodically, certain groups of our employees who are not covered by a collective bargaining agreement consider entering into such an agreement. We believe that our relations with our employees are generally satisfactory.

The following table sets forth our main employee groups and status of the collective bargaining agreements:

Employee Group	Representatives	Status of Agreement	Approximate Number of Employees Covered by Agreement as of March 31, 2012
U.K. Pilots	British Airline Pilots Association (“BALPA”)	Agreement expires in March 2013.	180

U.K. Engineers and Staff	Unite	Agreement expires in March 2013.	510

Bristow Norway Pilots	Norsk Flygerforbund (“NALPA”); new union (“PARAT”) effective April 1, 2010	Collective agreement expires in March 2013.	100

Bristow Norway Engineers	Norsk Helikopteransattes Forbund (“NU of HE”)/BNTF	Agreements expire in December 2012.	70

Nigeria Junior and Senior Staff	National Union of Air Transport Employees; Air Transport Services Senior Staff Association of Nigeria	Agreements expired in April 2011. Currently in negotiations.	70

Nigeria Pilots and Engineers	Nigerian Association of Airline Pilots and Engineers	We recognize this union for representation purposes, but there is no formal commitment to negotiate remuneration.	120

North America Pilots	Office and Professional Employees International Union (“OPEIU”)	Amendable March 26, 2015.	200

Australia Pilots	Australian Federation of Air Pilots	Agreement expires in December 2012.	100

Australia Engineers and BDI Tradesmen and Staff	Australian Licensed Aircraft Engineers Association (“ALAEA”), Australian Manufacturing Union (“AMWU”) and elected employee representatives	Agreement for engineers expired in March 2012. Currently in negotiations. Other agreement expires in December 2013.	180

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

Under the Federal Aviation Act, it is unlawful to operate certain aircraft for hire within the U.S. unless such aircraft are registered with the FAA and the FAA has issued an operating certificate to the operator. As a general rule, aircraft may be registered under the Federal Aviation Act only if the aircraft are owned or controlled by one or more citizens of the U.S. and an operating certificate may be granted only to a citizen of the U.S. For purposes of these requirements, a corporation is deemed to be a citizen of the U.S. only if at least 75% of its voting interests are owned or controlled by U.S. citizens, the president of the company is a U.S. citizen, two-thirds or more of the directors are U.S. citizens and the company is under the actual control of U.S. citizens. If persons other than U.S. citizens should come to own or control more than 25% of our voting interest or if any of the other requirements are not met, we have been advised that our aircraft may be subject to deregistration under the Federal Aviation Act, and we may lose our ability to operate within the U.S. Deregistration of our aircraft for any reason, including foreign ownership in excess of permitted levels, would have a material adverse effect on our ability to conduct operations within our North America business unit. Therefore, our organizational documents currently provide for the automatic suspension of voting rights of shares of our outstanding voting capital stock owned or controlled by non-U.S. citizens, and our right to redeem those shares, to the extent necessary to comply with these requirements. As of March 31, 2012, approximately 2,597,000 shares of our common stock, par value $.01 per share (“Common Stock”), were held of record by persons with foreign addresses. These shares represented approximately 7% of our total outstanding Common Stock as of March 31, 2012. Our foreign ownership may fluctuate on each trading day because our Common Stock and our 3% convertible Senior Notes due 2038 (“3% Convertible Senior Notes”) are publicly traded.

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

Also, we are subject to the U.K. Bribery Act which creates criminal offenses for bribery and failing to prevent bribery.

Nigeria

Our operations in Nigeria are subject to the Nigerian Content Act, which requires that oil and gas contracts be awarded to a company that is seen or perceived to have more “local content” than a “Foreign” competitor even if such company’s services are up to 10% more expensive. Additionally, the Nigerian Content Act allows the monitoring board to penalize companies that do not meet these new local content requirements up to 5% of the value of the contract. Also, the Nigerian Civil Aviation Authority has commenced the re-certification of all operators (aircraft operating companies (“AOC”) and aircraft maintenance organizations (“AMO”)) in accordance with the new Nigerian Civil Aviation Regulations. The regulations require that AMOs and AOCs be separate, independent organizations with independent accountable managers. Accordingly, in order to properly and fully embrace new regulations, we have agreed in principle to make a number of key changes to our operating model in Nigeria, while maintaining safety as our number one priority at all times. These changes are still being finalized, with the objectives of these changes being (i) allowing each of Bristow Helicopters Nigeria Ltd. (“BHNL”) and Pan African Airlines Nigeria Ltd. (“PAAN”), our two joint ventures in Nigeria, to have more autonomy over its own flight operations, (ii) providing technical aviation maintenance services through a new wholly-owned Bristow Group entity, BGI Aviation Technical Services (“BATS”), (iii) enabling BHNL and PAAN to operate freely in the market place each as a completely separate entity with its own distinct identity, management and workforce, and (iv) each of BHNL, PAAN and BATS committing to continue to apply and use all key Bristow Group standards and policies, including without limitation our Target Zero safety program, our Code of Business Integrity and our Operations Manuals. It is intended that achievement of these objectives should enable us to continue to be a successful and critical part of the Nigerian offshore energy and aviation industries.

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

We provide helicopter services to companies engaged in offshore oil and gas exploration, development and production activities. As a result, demand for our services, as well as our revenue and our profitability, are substantially dependent on the worldwide levels of activity in offshore oil and gas exploration, development and production. These activity levels are principally affected by trends in, and expectations regarding, oil and gas prices, as well as the capital expenditure budgets of offshore energy companies. We cannot predict future exploration, development and production activity or oil and gas price movements. Historically, the prices for oil and gas and activity levels have been volatile and are subject to factors beyond our control, such as:

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

Offshore energy companies are continually seeking to implement measures aimed at greater cost savings, including efforts to improve cost efficiencies with respect to helicopter transportation services. For example, these companies may reduce staffing levels on both old and new installations by using new technology to permit unmanned installations and may reduce the frequency of transportation of employees by increasing the length of shifts offshore. In addition, these companies could initiate their own helicopter or other transportation alternatives. The continued implementation of these kinds of measures could reduce the demand for helicopter services and have a material adverse effect on our business, financial condition and results of operations.

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

We derive a significant amount of our revenue from a small number of offshore energy companies. Our loss of one of these significant clients, if not offset by sales to new or other existing clients, could have a material adverse effect on our business, financial condition and results of operations.

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

In fiscal years 2012, 2011 and 2010 approximately 54%, 53% and 54% respectively, of our gross revenue was derived from helicopter services provided to clients operating in the North Sea and the U.S. Gulf of Mexico. The North Sea and the U.S. Gulf of Mexico are mature exploration and production regions that have undergone substantial seismic survey and exploration activity for many years. Because a large number of oil and gas properties in these regions have already been drilled, additional prospects of sufficient size and quality could be more difficult to identify. Generally, the production from these drilled oil and gas properties is declining. In the future, production may decline to the point that such properties are no longer economic to operate, in which case, our services with respect to such properties will no longer be needed. Oil and gas companies may not identify sufficient additional drilling sites to replace those that become depleted. In addition, the U.S. government’s exercise of authority under the Outer Continental Shelf Lands Act, as amended, to restrict the availability of offshore oil and gas leases could adversely impact exploration and production activity in the U.S. Gulf of Mexico. If activity in oil and gas exploration, development and production in either the North Sea or the U.S. Gulf of Mexico materially declines, our business, financial condition and results of operations could be materially and adversely affected. We cannot predict the levels of activity in these areas.

Any new changes to deepwater drilling laws and regulations, delays in the processing and approval of permits and other related developments in the U.S. Gulf of Mexico as well as our other locations could adversely affect our business.

In 2010, the Department of Interior issued new rules designed to improve drilling and workplace safety in the U.S. Gulf of Mexico, and various congressional committees began pursuing legislation to regulate drilling activities and increase liability. The Bureau of Ocean Energy Management, Bureau of Safety and Environment Enforcement and Office of National Resources Revenue are expected to continue to issue new safety and environmental guidelines or regulations for drilling in the U.S. Gulf of Mexico, and other regulatory agencies could potentially issue new safety and environmental guidelines or regulations in other geographic regions, and may take other steps that could increase the costs of exploration and production, reduce the area of operations and result in permitting delays. We are monitoring legislation and regulatory developments; however, it is difficult to predict the ultimate impact of any new guidelines, regulations or legislation. A prolonged suspension of drilling activity or permitting delays in the U.S. and abroad and new regulations and increased liability for companies operating in this sector could result in reduced demand for our services, and reduced cash flows and profitability.

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

During each of fiscal years 2012, 2011 and 2010, approximately 30% of our gross revenue was attributable to helicopter services provided to clients operating in the West Africa and Other International business units. Operations in most of these areas are subject to various risks inherent in conducting business in international locations, including:

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

For example, there has been continuing political and social unrest in Nigeria, where we derived 19% of our gross revenue during each of fiscal years 2012, 2011 and 2010, respectively. Also, operations ceased in Libya due to civil unrest and the implementation of sanctions. Future unrest in Nigeria or our other operating regions could adversely affect our business, financial condition and results of operations in those periods. We cannot predict whether any of these events will continue to occur in Nigeria or occur elsewhere in the future.

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

Because we maintain our financial statements in U.S. dollars, our financial results are vulnerable to fluctuations in the exchange rate between the U.S. dollar and foreign currencies, such as the British pound sterling, Australian dollar, euro, Nigerian naira and Norwegian kroner. In preparing our financial statements, we must convert all non-U.S. dollar currencies to U.S. dollars. The effect of foreign currency translation is reflected in a component of stockholders’ investment, while foreign currency transaction gains or losses and translation of currency amounts not deemed permanently reinvested are credited or charged to income and reflected in other income (expense), net. Additionally, our earnings from unconsolidated affiliates, net of losses, are affected by the impact of changes in foreign currency exchange rates on the reported results of our unconsolidated affiliates, primarily the impact of changes in the Brazilian real and the U.S. dollar exchange rate on results for our affiliate in Brazil. Changes in exchange rates could cause significant changes in our financial position and results of operations in the future.

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

Certain of our employees in the U.K., Norway, Nigeria, the U.S. and Australia (collectively, about 52% of our employees) are represented under collective bargaining or union agreements. Any disputes over the terms of these agreements or our potential inability to negotiate acceptable contracts with the unions that represent our employees under these agreements could result in strikes, work stoppages or other slowdowns by the affected workers. Periodically, certain groups of our employees who are not covered under a collective bargaining agreement consider entering into such an agreement.

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

Our ability to attract and retain qualified pilots, mechanics and other highly-trained personnel is an important factor in determining our future success. For example, many of our clients require pilots with very high levels of flight experience. The market for these experienced and highly-trained personnel is competitive and may become more competitive. Accordingly, we cannot assure you that we will be successful in our efforts to attract and retain such personnel. Some of our pilots, mechanics and other personnel, as well as those of our competitors, are members of the U.K. or U.S. military reserves who have been, or could be, called to active duty. If significant numbers of such personnel are called to active duty, it would reduce the supply of such workers and likely increase our labor costs. Additionally, the addition of new aircraft types to our fleet may require us to retain additional pilots, mechanics and other flight-related personnel. Our failure to attract and retain qualified personnel could have a material adverse effect on our current business and future growth.

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

We conduct many of our international operations through entities in which we have a noncontrolling investment or through strategic alliances with foreign partners. For example, we have acquired interests in, or in some cases have lease and service agreements with, entities that operate aircraft in Brazil, Egypt, Mexico, Nigeria, the U.K., Russia and Turkmenistan. We provide engineering and administrative support to certain of these entities. We derive significant amounts of lease revenue, service revenue, equity earnings and dividend income from these entities. In fiscal years 2012, 2011 and 2010, we received approximately $29.4 million, $63.6 million and $65.5 million, respectively, of revenue from the provision of aircraft and other services to unconsolidated affiliates. Because we do not own a majority interest or maintain voting control of our unconsolidated affiliates, we do not have the ability to control their policies, management or affairs. The interests of persons who control these entities or partners may differ from ours, and may cause such entities to take actions that are not in our best interest. If we are unable to maintain our relationships with our partners in these entities, we could lose our ability to operate in these areas, potentially resulting in a material adverse effect on our business, financial condition and results of operations.

In Nigeria, we have seen a recent increase in competitive pressure and new regulation that could impact our ability to win future work at levels previously anticipated. In order to properly and fully embrace new regulations, we have agreed in principle to make a number of key changes to our operating model in Nigeria, while maintaining safety as our number one priority at all times. These changes are still being finalized, with the objectives of these changes being (a) allowing each of Bristow Helicopters Nigeria Limited (“BHNL”) and Pan African Airlines Nigeria Ltd (“PAAN”) to have more autonomy over its own flight operations, (b) providing technical aviation maintenance services through a new wholly-owned Bristow Group entity, BGI Aviation Technical Services (“BATS”), (c) enabling BHNL and PAAN to operate freely in the market place each as a completely separate entity with its own distinct identity, management and workforce, and (iv) each of BHNL, PAAN and BATS committing to continue to apply and use all key Bristow Group standards and policies, including without limitation our Target Zero safety program, our Code of Business Integrity and Operations Manuals. As a result of these changes, our ability to consolidate BHNL and PAAN under current accounting requirements could change.

We are subject to governmental regulation that limits foreign ownership of aircraft companies. Based on regulations in various markets in which we operate, our aircraft may be subject to deregistration and we may lose our ability to operate within these countries if certain levels of local ownership are not maintained. Deregistration of our aircraft for any reason, including foreign ownership in excess of permitted levels, would have a material adverse effect on our ability to conduct operations within these markets. We cannot assure you that there will be no changes in aviation laws, regulations or administrative requirements or the interpretations thereof, that could restrict or prohibit our ability to operate in certain regions. Any such restriction or prohibition on our ability to operate may have a material adverse effect on our business, financial condition and results of operations. See further discussion in Item 1. “Business — Governmental Regulation” included elsewhere in this Annual Report.

We are subject to tax and other legal compliance risks.

We are subject to a variety of tax and legal compliance risks. These risks include, among other things, possible liability relating to taxes and compliance with U.S. and foreign export laws, competition laws and laws governing improper business practices such as the U.S. Foreign Corrupt Practices Act or the U.K. Bribery Act. We or one of our business units could be charged with wrongdoing as a result of such matters. If convicted or found liable, we could be subject to significant fines, penalties, repayments, other damages (in certain cases, treble damages), or suspension or debarment from government contracts. Independently, our failure to comply with applicable export and trade practice laws could result in civil or criminal penalties and suspension or termination of export privileges. As a global business, we are subject to complex laws and regulations in the U.K., the U.S. and other countries in which we operate. Those laws and regulations may be interpreted in different ways. They may also change from time to time, as may related interpretations and other guidance. Changes in laws or regulations could result in higher expenses and payments, and uncertainty relating to laws or regulations may also affect how we conduct our operations and structure our investments and could limit our ability to enforce our rights.

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

Changes in effective tax rates, taxation of our foreign subsidiaries or adverse outcomes resulting from examination of our tax returns could adversely affect our business, financial condition and results of operations.

Our future effective tax rates could be adversely affected by changes in tax laws, both domestically and internationally. From time to time, the U.S. Congress and foreign, state and local governments consider legislation that could increase our effective tax rates. We cannot determine whether, or in what form, legislation will ultimately be enacted or what the impact of any such legislation would be on our profitability. If these or other changes to tax laws are enacted, our profitability could be negatively impacted.

Our future effective tax rates could also be adversely affected by changes in the valuation of our deferred tax assets and liabilities, changes in the mix of earnings in countries with differing statutory tax rates, the ultimate repatriation of earnings from foreign subsidiaries to the U.S., or by changes in tax treaties, regulations, accounting principles or interpretations thereof in one or more countries in which we operate. In addition, we are subject to the potential examination of our income tax returns by the Internal Revenue Service and other tax authorities where we file tax returns. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance that such examinations will not have a material adverse effect on our business, financial condition and results of operations.

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

We contract with a small number of manufacturers for most of our aircraft expansion and replacement needs. If any of these manufacturers face production delays due to, for example, natural disasters, labor strikes or availability of skilled labor, we may experience a significant delay in the delivery of previously ordered aircraft. During these periods, we may not be able to obtain orders for additional aircraft with acceptable pricing, delivery dates or other terms. Delivery delays or our inability to obtain acceptable aircraft orders would adversely affect our revenue and profitability and could jeopardize our ability to meet the demands of our clients and grow our business. Additionally, lack of availability of new aircraft resulting from a backlog in orders could result in an increase in prices for certain types of used helicopters.

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

Our failure to dispose of aircraft through sales into the aftermarket could adversely affect us.

The management of our global aircraft fleet involves a careful evaluation of the expected demand for helicopter services across global energy markets, including the type of aircraft needed to meet this demand. As offshore oil and gas drilling and production globally moves to deeper water, more medium and large aircraft and newer technology aircraft may be required. As older aircraft models come off of current contracts and are replaced by new aircraft, our management evaluates our future needs for these aircraft models and ultimately the ability to recover our remaining investments in these aircraft through sales into the aftermarket. We depreciate our aircraft over their expected useful life to the expected salvage value to be received for the aircraft at the end of that life; however, depending on the market for aircraft we may record gains or losses on aircraft sales. In certain instances where a cash return can be made on newer aircraft in excess of the expected return available through the provision of helicopter services, we may sell newer aircraft. The number of aircraft sales and the amount of gains and losses recorded on these sales is unpredictable.

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

We have a substantial amount of debt and significant debt service requirements. As of March 31, 2012, we had approximately $757.2 million of outstanding indebtedness.

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

•	subjecting us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates, including our borrowings under our Credit Facilities;

•	increasing the possibility of an event of default under the financial and other covenants contained in our debt instruments; and

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

We had $140.1 million of availability for borrowings under our Credit Facilities as of March 31, 2012, subject to our maintenance of financial covenants and other conditions. Although the agreements governing our Credit Facilities and the indenture governing our 7 1/2% Senior Notes due 2017 (the “7 1/2% Senior Notes”) contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and we could incur substantial additional indebtedness. In addition to amounts that we may borrow under our Credit Facilities, the indenture governing the 7 1/2% Senior Notes also allows us to borrow significant amounts of money from other sources. Also, these restrictions do not prevent us from incurring obligations that do not constitute “indebtedness” as defined in the relevant agreement. If we incur additional indebtedness, the related risks that we now face could intensify.

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

Additional information about our properties can be found in Note 8 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report (under the captions “Aircraft Purchase Contracts” and “Operating Leases”). A detail of our long-lived assets by geographic area as of March 31, 2012 and 2011 can be found in Note 12 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

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

Civil Class Action Lawsuit

On June 12, 2009, Superior Offshore International, Inc. v. Bristow Group Inc., et al, Case No. 1:09-cv-00438, was filed in the U.S. District Court for the District of Delaware. The purported class action complaint, which also named other providers of offshore helicopter services in the Gulf of Mexico as defendants, alleged violations of Section 1 of the Sherman Act. Among other things, the complaint alleged that the defendants unlawfully conspired to raise and maintain the price of offshore helicopter services between January 1, 2001 and December 31, 2005. The plaintiff was seeking to represent a purported class of direct purchasers of offshore helicopter services and was asking for, among other things, unspecified treble monetary damages and injunctive relief. In September 2010, the court granted our and the other defendants’ motion to dismiss the case on several grounds. The plaintiff then filed a motion seeking a rehearing and seeking leave to amend its original complaint which was partially granted to permit limited discovery. We and the other defendants again filed motions to dismiss the lawsuit which were granted. The plaintiff has since appealed the judgment in the United States Court of Appeals for the Third Circuit. We and the other defendants have filed a response, and will continue to defend against this lawsuit vigorously. We are currently unable to determine whether it could have a material effect on our business, financial condition or results of operations.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Our Common Stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “BRS.” The following table shows the range of closing prices for our Common Stock during each quarter of our last two fiscal years.

	Fiscal Year Ended March 31,
	2012		2011
	High	Low	High	Low
First Quarter	$51.02	$40.67	$40.15	$29.40
Second Quarter	52.32	38.04	36.58	29.36
Third Quarter	51.56	41.11	47.91	35.44
Fourth Quarter	50.03	44.53	51.95	45.63

On May 18, 2012, the last reported sale price of our Common Stock on the NYSE was $44.99 per share. As of May 18, 2012, there were 546 holders of record of our Common Stock.

On May 4, August 3 and November 2, 2011, and February 1, 2012, our board of directors declared dividends of $0.15 per share of Common Stock. The dividends of $5.4 million each were paid on June 10, September 12, and December 12, 2011, and March 15, 2012 to shareholders of record on May 20, August 15 and November 18, 2011, and March 1, 2012, respectively. On May 18, 2012, our board of directors approved a dividend of $0.20 per share of Common Stock, payable on June 15, 2012 to shareholders of record on June 5, 2012. We did not pay dividends during fiscal year 2011. The declaration of future dividends is at the discretion of our board of directors and subject to our results of operations, financial condition, cash requirements and other factors and restrictions under applicable law and our debt instruments.

The following graph compares the cumulative 5-year total shareholder return on our Common Stock relative to the cumulative total returns of the S&P 500 index and the PHLX Oil Service Sector index. The graph assumes that the value of the investment in our Common Stock and in each of the indices (including reinvestment of dividends) was $100 on March 31, 2007 and tracks it through March 31, 2012.

	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2007	2008	2009	2010	2011	2012
Bristow Group Inc.	100.00	147.24	58.79	103.51	129.77	132.74
S&P 500	100.00	94.92	58.77	88.02	101.79	110.48
PHLX Oil Service Sector	100.00	131.75	59.12	96.23	138.23	106.29

Item 6. Selected Financial Data

The following table contains our selected historical consolidated financial data. You should read this table along with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related notes thereto, all of which are included elsewhere in this Annual Report.

	Fiscal Year Ended March 31,
	2012(1)	2011(1)	2010(2)	2009(3)	2008(4)
	(In thousands, except per share data)
Statement of Income Data: (5)
Gross revenue (6)	$1,341,803	$1,232,808	$1,167,756	$1,133,803	$1,012,764

Net income from continuing operations (6)	$65,241	$133,295	$113,495	$125,530	$107,731
Loss from discontinued operations	—	—	—	(246)	(3,822)

Net income	65,241	133,295	113,495	125,284	103,909
Net income attributable to noncontrolling interests	(1,711)	(980)	(1,481)	(2,327)	83

Net income attributable to Bristow Group	$63,530	$132,315	$112,014	$122,957	$103,992

Basic earnings per common share: (5)
Earnings from continuing operations (6)	$1.76	$3.67	$3.23	$3.96	$4.00
Loss from discontinued operations	—	—	—	—	(0.16)

Net earnings	$1.76	$3.67	$3.23	$3.96	$3.84

Diluted earnings per common share: (5)
Earnings from continuing operations (6)	$1.73	$3.60	$3.10	$3.57	$3.53
Loss from discontinued operations	—	—	—	(0.01)	(0.12)

Net earnings	$1.73	$3.60	$3.10	$3.56	$3.41

	March 31,
	2012	2011	2010	2009	2008
	(In thousands)
Balance Sheet Data: (5)
Total assets	$2,740,363	$2,675,354	$2,494,620	$2,334,571	$1,977,355
Long-term obligations (7)	757,245	718,836	728,163	723,913	606,218

(1)

Results for fiscal year 2012 include a loss on disposal of assets of $31.7 million, primarily due to impairment charges on aircraft held for sale, and a $25.9 million write-down of inventory spare parts to lower of cost or market value. Additional discussion on these items and other significant items in fiscal years 2012 and 2011 are discussed under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Overview of Operating Results — Fiscal Year 2012 Compared to Fiscal Year 2011” included elsewhere in this Annual Report.

(2)

Results for fiscal year 2010 include the significant items discussed under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Overview of Operating Results — Fiscal Year 2011 Compared to Fiscal Year 2010” included elsewhere in this Annual Report.

(3)

Results for fiscal year 2009 include $36.2 million ($23.4 million, net of tax) in gains from the sale of 53 small aircraft and related assets operating in the U.S. Gulf of Mexico, $4.1 million ($2.9 million, net of tax) in costs in Australia related to local tax matters, increases in compensation costs retroactive to prior fiscal years and one-time costs associated with introducing new aircraft into this market and moving aircraft within this market, $6.8 million ($4.8 million, net of tax) from a reduction in maintenance expense associated with a credit resulting from renegotiation of a “power-by-the-hour” contract for aircraft maintenance with a third-party provider, $2.4 million ($1.8 million, net of tax) from a decrease in flight revenue and an increase in costs associated with the impact of hurricanes in the U.S. Gulf of Mexico and $4.4 million ($3.7 million, net of tax) from the April 2008 restructuring of our ownership interest in affiliates in Mexico.

(4)

Results for fiscal year 2008 include $1.0 million ($0.7 million, net of tax) in a reversal of costs accrued for the Internal Review resulting from settlement of an SEC investigation, $1.3 million ($0.8 million, net of tax) in costs associated with the DOJ investigations, $10.7 million ($7.0 million, net of tax) in net interest incurred on the 7 1/2% Senior Notes issued in

June and November 2007 and $1.5 million ($1.0 million, net of tax) of foreign currency transaction gains. Diluted earnings per share for fiscal year 2008 was also impacted by the issuance of Mandatory Convertible Preferred Stock (“Preferred Stock”) in September and October 2006, which resulted in a reduction of $0.96 per share.

(5)

Results of operations and financial position of companies that we have acquired have been included beginning on the respective dates of acquisition and include Bristow Academy (April 2007), Vortex Helicopters, Inc. (November 2007), Rotorwing Leasing Resources, L.L.C. (“RLR”) (April 2008 and July 2011), Bristow Norway (October 2008), and Severn Aviation (“Severn”) (December 2008). Amounts also include our investment in Líder (May 2009).

(6)	Excludes amounts related to Grasso Production Management, which are classified as discontinued.

(7)	Includes long-term debt, current maturities of long-term debt and a capital lease obligation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with “Forward-Looking Statements,” Item 1A. “Risk Factors” and our Consolidated Financial Statements for fiscal years 2012, 2011 and 2010, and the related notes thereto, all of which are included elsewhere in this Annual Report.

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

Business/Commercial Strategy

•

Be the preferred provider of helicopter services. We position our business to be the preferred provider of helicopter services by maintaining strong relationships with our clients and providing safe and high-quality service. In order to create further differentiation and add value to our clients, we have expanded our well-established and successful global “Target Zero” safety program to also focus on additional areas related to maximizing uptime and service levels. The new expanded program called the “Bristow Client Promise” is focused on enhancing our value to our clients through the initiatives of “Target Zero Accidents,” “Target Zero Downtime” and “Target Zero Complaints.” This program is designed to deliver continuous improvement in all these important areas and demonstrate Bristow Group’s commitment to providing higher hours of zero-accident flight time with on-time and up-time helicopter transportation service. We maintain relationships with our clients’ field operations and corporate management that we believe helps us better anticipate client needs and provide our clients with the right aircraft in the right place at the right time, which in turn allows us to better manage our fleet utilization and capital investment program. We also leverage our close relationships with our clients to establish mutually beneficial operating practices and safety standards worldwide. By applying standardized first-rate operating and safety practices across our global operations, we seek to provide our clients with consistent, high-quality service in each of their areas of operation. By better understanding and delivering on our clients’ needs with our global operations and safety standards, we believe we effectively compete against other helicopter service providers based on aircraft availability, client service, safety and reliability, and not just price.

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

Capital Allocation Strategy

Our capital allocation strategy is based on three principles as follows:

•

Prudent balance sheet management. Throughout our corporate and business unit management, we proactively manage our capital allocation plan with a concentration on achieving business growth and improving rates of return, within the dictates of prudent balance sheet management. We have funded our successful growth plan and maintained adequate liquidity by raising approximately $1.4 billion of debt and equity by means of both public and private financings since fiscal year 2007, and we intend to continue managing our capital structure and liquidity position relative to our commitments with external financings when necessary and through the use of operating leases for 20-30% of our Large AirCraft Equivalent (“LACE”). Our adjusted debt to total equity ratio and total liquidity were 70.8% and $401.6 million, respectively, as of March 31, 2012 and 63.0% and $260.7 million, respectively, as of March 31, 2011. Adjusted debt includes the net present value of operating leases totaling $190.2 million and $132.3 million, respectively, letters of credit and guarantees totaling $17.5 million and $17.8 million, respectively, and the unfunded pension liability of $111.7 million and $99.6 million, respectively, as of March 31, 2012 and 2011.

•

Highest return of BVA. We have implemented an internal financial management framework we call Bristow Value Added (“BVA”) to enhance our focus on the returns we deliver across our organization. BVA is computed by subtracting a capital charge for the use of gross invested capital from after tax operating cash flow. Our goal is to achieve strong improvements in BVA over time by (1) improving the returns we earn throughout our organization via cost and capital efficiency improvements as well as through better pricing based on the differentiated value we deliver to clients via aircraft safety, availability, client service and reliability; (2) deploying more capital into commercial opportunities where management believes we can deliver strong returns and when we believe it will benefit the Company and our shareholders, making strategic acquisitions or strategic equity investments; and (3) withdrawing capital from areas where returns are deemed inadequate and unable to be sufficiently improved. When appropriate, we may divest parts of the Company. Improvements in BVA is the primary financial measure in our management incentive plan starting in fiscal year 2012, aligning the interests of management with shareholders.

•

Balanced shareholder return. We have invested $1.9 billion on capital expenditures to grow our business since fiscal year 2007. We believe our liquidity position and cash flows from operations will be adequate to finance operating and maintenance capital expenditures, so we have considered our capital deployment alternatives for the future to deliver a more balanced return to our shareholders. On May 18, 2012, our board of directors approved our fifth consecutive quarterly dividend. Also, on November 2, 2011, our board of directors authorized the expenditure of up to $100 million to repurchase shares of our Common Stock within 12 months from that date. During fiscal year 2012, we repurchased $25.1 million of our Common Stock. The timing and method of any repurchases under the program will depend on a variety of factors, is subject to our results of operations, financial condition, cash requirements and other factors and restrictions under applicable law and our debt instruments, and may be suspended or discontinued at any time.

Market Outlook

Our core business is providing helicopter services to the worldwide oil and gas industry. Our clients’ operating expenditures in the production sector are the principal source of our revenue, while their exploration and development capital expenditures provide a lesser portion of our revenue. Our clients typically base their capital expenditure budgets on their long-term commodity price expectations and not exclusively on the current spot price. In 2009, the credit, equity and commodity markets were quite volatile causing many of our oil and gas company clients to reduce capital spending plans and defer projects. Growing confidence among our clients has led to increased capital expenditure budgets resulting in some larger projects moving ahead that were previously on hold. This led to improvement in our fiscal year 2011 financial performance and continued slow and steady growth in fiscal year 2012.

While we are cautiously optimistic that the economic conditions will continue to recover in fiscal year 2013, we continue to seek ways to operate more effectively and work with our clients to improve the efficiency of their operations. Our global operations and critical mass of helicopters provide us with geographic and client diversity which helps mitigate risks associated with a single market or client. This economic recovery should lead to an accelerated expansion in fiscal year 2013 and beyond and increased demand in many of our core markets.

The limited availability of some new aircraft models and the need throughout the industry to retire many of the older aircraft in the worldwide fleet is a driver for our industry. Currently manufacturers have some available aircraft; however, there are some constraints on supply of new large aircraft.

Brazil continues to represent a significant part of our positive growth outlook. The recent discovery of pre-salt deepwater fields in Brazil along with the national mandate to significantly increase its production over the next five years will necessitate investment in infrastructure and associated services. As a result, we anticipate and have begun to enjoy growth in both international oil companies and Petrobras activity as they ramp up their procurement of helicopters services. Since 2009, Petrobras procured around 20 large aircraft as they renewed their fleet and added incremental capacity in this category. Petrobras issued a tender for over 25 medium sized aircraft in 2011 of which a significant portion was incremental capacity. Líder, our investment in Brazil, was awarded contracts for 14 of these 25 medium aircraft, which was the maximum amount possible under the bid rules. Seven commenced in fiscal year 2012 and the other seven will commence in fiscal year 2013. Aircraft being procured in this market tend to be newer and more sophisticated which is aligned with both Bristow Group’s “Client Promise” and Líder’s “Decolar” service differentiation programs. More recently, Petrobras is due to issue the results of a tender for approximately eight to ten large aircraft. There is another tender on the market possibly for two large aircraft to operate in the north/northeast region of Brazil. The above growth trend is anticipated to continue to keep pace with Brazil’s national production policies.

As discussed in Item 1A. “Risk Factors” included elsewhere in this Annual Report, we are subject to competition and the political environment in the countries where we operate. In one of these markets, Nigeria, we have seen a recent increase in competitive pressure and new regulation that could impact our ability to win future work at levels previously anticipated. During fiscal year 2011, in both Nigeria and Australia we had major clients re-bid contracts that we were incumbents on and award these contracts to competitors. The contract in Nigeria provided us with annualized revenue of approximately $42 million and ended in fiscal year 2011. The contract in Australia provided us with annualized revenue of approximately $30 million and ended in May 2011.

In Nigeria, we have seen a recent increase in competitive pressure and new regulation that could impact our ability to win future work at levels previously anticipated. In order to properly and fully embrace new regulations, we have agreed in principle to make a number of key changes to our operating model in Nigeria, while maintaining safety as our number one priority at all times. These changes are still being finalized, with the objectives of these changes being (a) allowing each of BHNL and PAAN to have more autonomy over its own flight operations, (b) providing technical aviation maintenance services through a new wholly-owned Bristow Group entity, BATS, (c) enabling BHNL and PAAN to operate freely in the market place each as a completely separate entity with its own distinct identity, management and workforce, and (d) each of BHNL, PAAN and BATS committing to continue to apply and use all key Bristow Group standards and policies, including without limitation our Target Zero safety program, our Code of Business Integrity and our Operations Manuals. As a result of these changes, our ability to continue to consolidate BHNL and PAAN under the current accounting requirements could change.

We conduct business in various foreign countries, and as such, our cash flows and earnings are subject to fluctuations and related risks from changes in foreign currency exchange rates. Throughout fiscal year 2012, our primary foreign currency exposure was related to the euro, the British pound sterling, the Australian dollar, the Nigerian naira and the Brazilian real. For details on this exposure and the related impact on our results of operations, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” included elsewhere in this Annual Report.

Bristow Group’s most important initiative is delivering on our Client Promise to provide helicopter transportation with unmatched safety, uptime performance and hassle-free service. The foundation of the Client Promise is the value we place on the work our clients do, with drilling and production teams in remote and challenging offshore environments developing much-needed oil and gas resources. To match client expectations with Bristow Group’s ability to meet and exceed them, we are adding capacity and capabilities to strengthen our service quality program and continue to improve our world-class helicopter transport services.

The management of our global aircraft fleet involves a careful evaluation of the expected demand for helicopter services across global energy markets, including the type of aircraft needed to meet this demand. As offshore oil and gas drilling and production globally moves to deeper water, more medium and large aircraft and newer technology aircraft may be required. As older aircraft models come off of current contracts and are replaced by new aircraft, our management evaluates our future needs for these aircraft models and ultimately the ability to recover our remaining investment in these aircraft through sales into the aftermarket. We depreciate our aircraft over their expected useful life to the expected salvage value to be received for the aircraft at the end of that life; however, depending on the market for aircraft or changes in the expected future use of aircraft within our fleet, we may record gains or losses on aircraft sales or impairment charges for aircraft operating or held for sale. In certain instances where a cash return can be made on newer aircraft in excess of the expected return available through the provision of helicopter services, we may sell newer aircraft. The number of aircraft sales and the amount of gains and losses recorded on these sales is unpredictable. While aircraft sales are common in our business and are reflected in our operating results, gains and losses on aircraft sales may result in our operating results not reflecting the ordinary operating performance of our primary business, which is providing helicopter services to our clients. The gains and losses on aircraft sales are not included in the calculation of adjusted earnings per share or gross cash flows for BVA.

During fiscal year 2012, changes were made to our fleet strategy as a result of (a) a continued shift in demand for our aircraft to newer technology aircraft types, (b) the introduction of the Bristow Client Promise through which we will position Bristow Group as the premium service provider of offshore transportation services and (c) the introduction of BVA. The change in demand for our older aircraft has accelerated over the last few quarters as a result of a renewed focus on safety and reliability across the offshore energy industry after the Macondo oil spill in the U.S. Gulf of Mexico. The change in fleet strategy resulted in the determination that we will operate certain older types of aircraft for a shorter period than originally anticipated and led to the global review of spare parts inventories supporting our fleet. This review of inventories resulted in the identification of approximately $50 million of inventory that is dormant, obsolete or excess based on the review of our future inventory needs. As a result, we recorded impairment charges of $25.9 million to write-down certain spare parts within inventories to lower of cost or market value during fiscal year 2012. Additionally, during fiscal year 2012 we sold nine AS332L large aircraft realizing a loss of $5.6 million. In conjunction with this sale, we entered into an agreement to sell two more AS332Ls during fiscal year 2013, one of which was sold in April 2012. As a result of losses realized on the sale of similar aircraft in fiscal year 2012, we recorded an impairment charge, included within gain (loss) on disposal of assets, related to the two AS332Ls to be sold in fiscal year 2013 and five other held for sale AS332Ls of $23.3 million during fiscal year 2012. We also completed a review of the remainder of our held for sale and operational fleet of aircraft, which resulted in the impairment of two medium aircraft that our management intends to sell prior to the previously estimated useful life of the aircraft. This impairment charge of $2.7 million is included within depreciation and amortization.

Overview of Operating Results

The following table presents our operating results and other statement of income information for the applicable periods:

	Fiscal Years Ended March 31,		Favorable
	2012	2011	(Unfavorable)
	(In thousands, except per share
	amounts, percentages and flight hours)
Gross revenue:
Operating revenue	$1,199,227	$1,114,896	$84,331	7.6%
Reimbursable revenue	142,576	117,912	24,664	20.9%

Total gross revenue	1,341,803	1,232,808	108,995	8.8%

Operating expense:
Direct cost	810,728	748,053	(62,675)	(8.4)%
Reimbursable expense	136,922	114,288	(22,634)	(19.8)%
Impairment of inventories	25,919	—	(25,919)	*
Depreciation and amortization	96,144	89,377	(6,767)	(7.6)%
General and administrative	135,333	120,145	(15,188)	(12.6)%

	1,205,046	1,071,863	(133,183)	(12.4)%
Gain (loss) on disposal of assets	(31,670)	8,678	(40,348)	*
Earnings from unconsolidated affiliates, net of losses	10,679	20,101	(9,422)	(46.9)%

Operating income	115,766	189,724	(73,958)	(39.0)%
Interest expense, net	(37,570)	(45,095)	7,525	16.7%
Other income (expense), net	1,246	(4,230)	5,476	129.5%

Income before provision for income taxes	79,442	140,399	(60,957)	(43.4)%
Provision for income taxes	(14,201)	(7,104)	(7,097)	(99.9)%

Net income	65,241	133,295	(68,054)	(51.1)%
Net income attributable to noncontrolling interests	(1,711)	(980)	(731)	(74.6)%

Net income attributable to Bristow Group	$63,530	$132,315	$(68,785)	(52.0)%

Diluted earnings per common share	$1.73	$3.60	$(1.87)	(51.9)%
Operating margin (1)	9.7%	17.0%	(7.3)%	(42.9)%
Flight hours (2)	209,010	233,868	(24,858)	(10.6)%

Non-GAAP financial measures: (3)
Adjusted operating income	$180,864	$182,852	$(1,988)	(1.1)%
Adjusted operating margin (1)	15.1%	16.4%	(1.3)%	(7.9)%
Adjusted EBITDAR	$319,488	$297,714	$21,774	7.3%
Adjusted EBITDAR margin (1)	26.6%	26.7%	(0.1)%	(0.4)%
Adjusted net income	$114,641	$113,045	$1,596	1.4%
Adjusted diluted earnings per share	$3.12	$3.08	$0.04	1.3%

	Fiscal Years Ended March 31,		Favorable (Unfavorable)
	2011	2010
	(In thousands, except per share amounts, percentages and flight hours)
Gross revenue:
Operating revenue	$1,114,896	$1,061,091	$53,805	5.1%
Reimbursable revenue	117,912	106,665	11,247	10.5%

Total gross revenue	1,232,808	1,167,756	65,052	5.6%

Operating expense:
Direct cost	748,053	717,178	(30,875)	(4.3)%
Reimbursable expense	114,288	105,853	(8,435)	(8.0)%
Depreciation and amortization	89,377	74,684	(14,693)	(19.7)%
General and administrative	120,145	119,701	(444)	(0.4)%

	1,071,863	1,017,416	(54,447)	(5.4)%
Gain on disposal of assets	8,678	18,665	(9,987)	(53.5)%
Earnings from unconsolidated affiliates, net of losses	20,101	11,852	8,249	69.6%

Operating income	189,724	180,857	8,867	4.9%
Interest expense, net	(45,095)	(41,400)	(3,695)	(8.9)%
Other income (expense), net	(4,230)	3,036	(7,266)	(239.3)%

Income before provision for income taxes	140,399	142,493	(2,094)	(1.5)%
Provision for income taxes	(7,104)	(28,998)	21,894	75.5%

Net income	133,295	113,495	19,800	17.4%
Net income attributable to noncontrolling interests	(980)	(1,481)	501	33.8%

Net income attributable to Bristow Group	$132,315	$112,014	$20,301	18.1%

Diluted earnings per common share	$3.60	$3.10	$0.50	16.1%
Operating margin (1)	17.0%	17.0%	—%	—%
Flight hours (2)	233,868	225,699	8,169	3.6%

Non-GAAP financial measures:(3)
Adjusted operating income	$182,852	$162,875	$19,977	12.3%
Adjusted operating income margin (1)	16.4%	15.3%	1.1%	7.2%
Adjusted EBITDAR	$297,714	$268,245	$29,469	11.0%
Adjusted EBITDAR margin (1)	26.7%	25.3%	1.4%	5.5%
Adjusted net income	$113,045	$96,982	$16,063	16.6%
Adjusted diluted earnings per share	$3.08	$2.69	$0.39	14.5%

*	percentage change not meaningful
(1)

Operating margin is calculated as operating income divided by operating revenue. Adjusted operating margin is calculated as adjusted operating income divided by operating revenue. Adjusted EBITDAR margin is calculated as adjusted EBITDAR divided by operating revenue.

(2)	Excludes flight hours from Bristow Academy and unconsolidated affiliates.
(3)

These financial measures have not been prepared in accordance with generally accepted accounting principles (“GAAP”) and have not been audited or reviewed by our independent auditor. These financial measures are therefore considered non-GAAP financial measures. Adjusted EBITDAR is calculated by taking our net income and adjusting for interest expense, depreciation and amortization, rent expense (included as components of direct cost and general and administrative expense), provision for income taxes, gain (loss) on disposal of assets and any special items during the reported periods. See further discussion of our use of the adjusted EBITDAR metric below. Adjusted net income and adjusted diluted earnings per share are each adjusted for gain (loss) on disposal of assets and any special items during the reported periods. Management believes these non-GAAP financial measures provide meaningful supplemental information regarding our results because they exclude amounts that management does not consider part of our normal and recurring operations when assessing and measuring the operational and financial performance of the organization. A description of the adjustments to and reconciliations of these non-GAAP financial measures to the most comparable GAAP financial measures is as follows:

	Fiscal Year Ended March 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Adjusted operating income	$180,864	$182,852	$162,875
Gain (loss) on disposal of assets	(31,670)	8,678	18,665
Special items(i)	(33,428)	(1,806)	(683)

Operating income	$115,766	$189,724	$180,857

Adjusted EBITDAR	$319,488	$297,714	$268,245
Gain (loss) on disposal of assets	(31,670)	8,678	18,665
Special items(i)	(28,061)	(1,245)	3
Depreciation and amortization	(96,144)	(89,377)	(74,684)
Rent expense	(46,041)	(29,184)	(27,324)
Interest expense	(38,130)	(46,187)	(42,412)
Provision for income taxes	(14,201)	(7,104)	(28,998)

Net income	$65,241	$133,295	$113,495

Adjusted net income	$114,641	$113,045	$96,982
Gain (loss) on disposal of assets(ii)	(26,008)	7,145	12,132
Special items(i) (ii)	(25,103)	12,125	2,900

Net income attributable to Bristow Group	$63,530	$132,315	$112,014

Adjusted diluted earnings per share	$3.12	$3.08	$2.69
Gain (loss) on disposal of assets(ii)	(0.71)	0.19	0.34
Special items(i) (ii)	(0.68)	0.34	0.08
Diluted earnings per share	1.73	3.60	3.10

(i)

See information about special items during fiscal years ended March 31, 2012, 2011 and 2010 under “Fiscal Year 2012 Compared to Fiscal Year 2011” and “Fiscal Year 2011 Compared to Fiscal Year 2010” below.

(ii)

These amounts are presented after applying the appropriate tax effect to each item and dividing by the weighted average shares outstanding during the related period to calculate the earnings per share impact.

Adjusted EBITDAR is a new metric utilized for our reporting within this Annual Report. Management believes that adjusted EBITDAR provides relevant and useful information, which is widely used by analysts, investors and competitors in our industry as well as by our management in assessing both consolidated and business unit performance. Adjusted EBITDAR provides us with an understanding of one aspect of earnings before the impact of investing and financing transactions and income taxes. Additionally, we believe that adjusted EBITDAR provides us with a better overall measure of our operational performance by excluding the financing decisions we make regarding aircraft purchasing or leasing decisions. Adjusted EBITDAR is not calculated or presented in accordance with GAAP and other companies in our industry may calculate adjusted EBITDAR differently than we do. As a result, these financial measures have limitations as analytical and comparative tools and you should not consider these items in isolation, or as a substitute for analysis of our results as reported under GAAP. Adjusted EBITDAR should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. In calculating these financial measures, we make certain adjustments that are based on assumptions and estimates that may prove to be inaccurate. In addition, in evaluating these financial measures, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation. Our presentation of adjusted EBITDAR, as well as adjusted operating income, adjusted net income and adjusted diluted earnings per share, should not be construed as an inference that our future results will be unaffected by unusual or special items.

Adjusted EBITDAR has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results reported under GAAP. Some of the limitations are:

•	Adjusted EBITDAR does not reflect our current or future cash requirements for capital expenditures;

•	Adjusted EBITDAR does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDAR does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;

•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and adjusted EBITDAR does not reflect any cash requirements for such replacements; and

•	Other companies in our industry may calculate adjusted EBITDAR differently than we do, limiting its usefulness as a comparative measure.

The following presents business unit adjusted EBITDAR and adjusted EBITDAR margin, and consolidated adjusted EBITDAR and adjusted EBITDAR margin discussed in “Business Unit Operating Results” for fiscal years 2012, 2011 and 2010 (in thousands):

	Fiscal Year Ended March 31,
	2012	2011	2010
Europe	$147,870	$125,843	$113,765
West Africa	86,158	76,411	75,090
North America	30,609	35,469	33,451
Australia	36,026	43,053	40,468
Other International	55,960	57,385	41,352
Corporate and other	(37,135)	(40,447)	(35,881)

Consolidated adjusted EBITDAR	$319,488	$297,714	$268,245

Europe	32.9%	32.7%	30.8%
West Africa	35.0%	35.2%	36.0%
North America	17.3%	18.5%	17.8%
Australia	24.3%	29.3%	32.4%
Other International	39.5%	39.3%	31.0%
Consolidated adjusted EBITDAR margin	26.6%	26.7%	25.3%

Fiscal Year 2012 Compared to Fiscal Year 2011

Our results for fiscal year 2012 included a $109.0 million, or 8.8%, increase in gross revenue over fiscal year 2011 primarily resulting from:

•	Increased operating revenue from the addition of new contracts and improvements in overall flight activity in our Europe and West Africa business units,

•	A favorable impact from changes in foreign currency exchange rates that increased gross revenue by $29.1 million (this primarily benefitted our revenue in Europe and Australia), and

•	Increased reimbursable revenue (primarily in Europe).

This increase was partially offset by decreased revenue in North America as a result of short-term work for BP in support of the spill control and monitoring effort in fiscal year 2011 and reduced activity as a result of the impact of permitting delays from new regulations in the U.S. Gulf of Mexico.

Despite the increase in operating revenue, our operating income, net income and diluted earnings per share for fiscal year 2012 decreased from fiscal year 2011. These decreases primarily resulted from the following items that more than offset the increased revenue in the fiscal year:

•

The impact of special items in fiscal years 2012 and 2011, as described below, that reduced operating income by $33.4 million, net income by $25.1 million and diluted earnings per share by $0.68 in fiscal year 2012 compared to reducing operating income by $1.8 million and increasing net income by $12.1 million and diluted earnings per share by $0.34 in fiscal year 2011.

•

A loss on disposal of assets of $31.7 million during fiscal year 2012 compared to a gain on disposal of assets of $8.7 million in fiscal year 2011 resulting in a year-over-year reduction of operating income of $40.3 million, net income by $33.2 million and diluted earnings per share by $0.90. The loss on disposal of assets in fiscal year 2012 includes impairment charges of $26.3 million to reduce the carrying value of 19 aircraft held for sale and a loss of $5.6 million on the sale of nine large aircraft.

•

A $9.4 million decrease in earnings from unconsolidated affiliates in fiscal year 2012, primarily resulting from an unfavorable impact of foreign currency exchange rate changes on earnings from our investment in Líder in Brazil (reflected in our Other International business unit).

•

An increase in compensation cost for our employees in fiscal year 2012, primarily impacting our results at the corporate level and in our Europe business unit. Increased compensation cost represented 35% of the $62.7 million increase in direct cost over fiscal year 2011 and 64% of the $15.2 million increase in general and administrative expenses.

The special items impacting results for fiscal year 2012 included the following:

•

A $25.9 million write-down of inventory spare parts to lower of cost or market value as management has made the determination to operate certain types of aircraft for a shorter period than originally anticipated,

•

An impairment charge of $2.7 million recorded in depreciation and amortization expense resulting from the abandonment of certain assets located in Creole, Louisiana and used in North America business unit as we ceased operations from that location,

•

An impairment charge of $2.7 million for two medium aircraft, which management intends to sell prior to the previously estimated useful life of the aircraft, recorded in depreciation and amortization expense resulting from the review of our operational fleet,

•	$2.1 million of direct costs associated with the sale transaction executed in fiscal year 2012 to sell 11 large aircraft, and

•

A $0.8 million increase in tax expense related to dividend inclusion as a result of internal realignment, partially offset by a reduction in tax expense from a change from deduction of foreign taxes paid to use of the taxes paid as credits to offset U.S. tax liabilities and a benefit from the release of a tax reserve in a foreign jurisdiction due to a favorable response to a ruling request.

The special items impacting results in fiscal year 2011 included the following:

•	Additional depreciation expense of $5.3 million recorded as a result of the impairment of previously capitalized internal software costs as the related project was abandoned,

•	A charge of $2.4 million recorded as a reduction in other income (expense), net related to the impairment of our 24% investment in Heliservicio resulting from the pending sale of the investment,

•

The early retirement of the 6 1/8% Senior Notes in fiscal year 2011, which resulted in a $2.3 million redemption premium (included in other income (expense), net) and the non-cash write-off of $2.4 million of unamortized debt issuance costs (included in interest expense),

•

A reduction in maintenance expense (included in direct cost) of $3.5 million associated with a credit resulting from the renegotiation of a “power-by-the-hour” contract for aircraft maintenance with a third-party provider, and

•	A reduction in the provision for income taxes of $17.7 million related to adjustments to deferred tax liabilities that were no longer required as a result of the restructuring during fiscal year 2011.

The impact of these items on our adjusted operating income, adjusted EBITDAR, adjusted net income and adjusted diluted earnings per share is as follows:

	Fiscal Year Ended March 31, 2012
	Adjusted Operating Income	Adjusted EBITDAR	Adjusted Net Income	Adjusted Diluted Earnings Per Share
	(In thousands, except per share amounts)
Impairment of inventories	$(25,919)	$(25,919)	$(18,514)	$(0.50)
Impairment of aircraft	(2,690)	—	(2,661)	(0.07)
Impairment of assets in Creole, Louisiana	(2,677)	—	(1,740)	(0.05)
AS332L sale costs	(2,142)	(2,142)	(1,393)	(0.04)
Tax items	—	—	(795)	(0.02)

Total special items	$(33,428)	$(28,061)	$(25,103)	(0.68)

	Fiscal Year Ended March 31, 2011
	Adjusted Operating Income	Adjusted EBITDAR	Adjusted Net Income	Adjusted Diluted Earnings Per Share
	(In thousands, except per share amounts)
Impairment of IT system	$(5,306)	$—	$(3,449)	$(0.09)
Impairment of investment in affiliate	—	(2,445)	(1,589)	(0.04)
Power-by-the-hour credit	3,500	3,500	2,520	0.07
Retirement of 6 1/8% Senior Notes	—	(2,300)	(3,055)	(0.08)
Tax items	—	—	17,698	0.48

Total special items	$(1,806)	$(1,245)	$12,125	0.34

The significant impact of changes in foreign currency exchange rates on gross revenue was partially offset by an impact on operating expenses. Changes in foreign currency exchange rates decreased operating income, net income and diluted earnings per share in fiscal year 2012 by $5.5 million, $4.5 million and $0.12, respectively, compared to fiscal year 2011.

Adjusted EBITDAR, adjusted net income and adjusted diluted earnings per share, the primary financial metrics considered by our management when assessing and measuring the operational and financial performance of the organization, increased in fiscal year 2012 by 7.3%, 1.4% and 1.3%, respectively, compared to fiscal year 2011. The improvement in these results, primarily adjusted EBITDAR, was driven by strength in Europe and West Africa resulting from substantial revenue growth in these important markets. However, as a result of the decrease in earnings from unconsolidated affiliates and increased compensation expense, adjusted EBITDAR margin remained mostly flat.

Fiscal Year 2011 Compared to Fiscal Year 2010

Our results for fiscal year 2011 included a $65.1 million, or 5.6%, increase in gross revenue over fiscal year 2010 primarily resulting from:

•	Increased revenue across all of our primary business units largely as a result of the addition of new contracts and increases in rates on existing contracts,

•	A favorable impact of exchange rate changes in Australia, and

•	An increase in reimbursable revenue.

These items were partially offset by:

•	The impact of reduced activity for certain clients,

•	An unfavorable impact of exchange rate changes in Europe, and

•	A decrease in revenue from Bristow Academy due to a delay in military training contracts.

Our operating income, net income and diluted earnings per share also improved in fiscal year 2011, driven primarily by results in our Europe, North America and Other International business units, including an increase in earnings from unconsolidated affiliates, net of losses, primarily from our investment in Líder in Brazil, partially offset by lower gain on disposal of assets and lower operating results in certain other business units, primarily Australia and West Africa.

In addition to the items affecting operating results discussed above, the improvement over fiscal year 2010 resulted from a $4.2 million decrease in our provision for income taxes, partially offset by a $1.3 million increase in interest expense, net. Our results in fiscal years 2011 and 2010 were also impacted by special items. See discussion of the special items impacting results for fiscal year 2011 above.

Additionally, our results for fiscal year 2011 were favorably impacted by changes in exchange rates versus fiscal year 2010, which resulted in an increase in operating income of $5.0 million, net income of $1.8 million and diluted earnings per share of $0.05.

The special items impacting results for fiscal year 2010 included the following:

•	A bad debt allowance of $3.6 million recorded for accounts receivable due from our unconsolidated affiliate in Mexico (included in direct cost), which we determined were not probable of collection,

•	A reduction in a bad debt allowance on accounts receivable due from a client in Kazakhstan of $2.5 million (included in direct cost),

•	A reduction in depreciation expense of $3.3 million recorded during the three months ended March 31, 2010 for errors in calculation of depreciation on certain aircraft in prior fiscal years,

•

A net expense reduction in Australia upon resolution of local tax matters during the three months ended March 31, 2010 that reduced direct cost by $1.1 million and general and administrative expense by $0.9 million,

•	Compensation costs of $4.9 million associated with the departure of three of the Company’s officers (included in general and administrative expense), and

•	Hedging gains of $3.9 million resulting from to the termination of forward contracts on euro-denominated aircraft purchase commitments, included in other income (expense), net.

The impact of these items on our adjusted operating income, adjusted EBITDAR, adjusted net income and adjusted diluted earnings per share is as follows:

	Fiscal Year Ended March 31, 2010
	Adjusted Operating Income	Adjusted EBITDAR	Adjusted Net Income	Adjusted Diluted Earnings Per Share
	(In thousands, except per share amounts)
Allowance for receivables	$(1,100)	$(1,100)	$(715)	$(0.02)
Depreciation correction	3,250	—	2,898	0.08
Australia local tax	2,041	2,041	1,327	0.04
Departure of officers	(4,874)	(4,874)	(3,168)	(0.09)
Hedging gains	—	3,936	2,558	0.07

Total special items	$(683)	$3	$2,900	0.08

Adjusted EBITDAR, adjusted net income and adjusted diluted earnings per share, the primary financial metrics considered by our management when assessing and measuring the operational and financial performance of the organization, increased in fiscal year 2011 by 11.0%, 16.6% and 14.5%, respectively, compared to fiscal year 2010. The improvement in adjusted EBITDAR was driven by results in our Europe and Other International business units.

Business Unit Operating Results

The following tables set forth certain operating information for the business units comprising our Helicopter Services segment. Intercompany lease revenue and expense are eliminated from our segment reporting, and depreciation expense of aircraft is presented in the segment that operates the aircraft.

Fiscal Year 2012 Compared to Fiscal Year 2011

Set forth below is a discussion of operations of our business units. Our consolidated results are discussed under “Results of Operations” above.

Europe

	Fiscal Year Ended
	March 31,		Favorable
	2012	2011	(Unfavorable)
	(In thousands, except percentages)
Operating revenue	$449,854	$384,927	$64,927	16.9%
Reimbursable revenue	$109,843	$91,528	$18,315	20.0%
Earnings from unconsolidated affiliates, net	$11,627	$10,162	$1,465	14.4%
Operating income	$94,277	$89,320	$4,957	5.5%
Operating margin	21.0%	23.2%	(2.2)%	(9.5)%
Adjusted EBITDAR	$147,870	$125,843	$22,027	17.5%
Adjusted EBITDAR margin	32.9%	32.7%	0.2%	0.6%

Revenue for Europe increased mostly due to increased activity with existing clients, primarily in the Northern North Sea in the U.K. and in Norway, and an increase in reimbursable revenue. Changes in exchange rates contributed to $16.8 million of the increase in operating and reimbursable revenue.

Operating income and adjusted EBITDAR for Europe increased primarily due to increased activity, partially offset by increases in salaries and benefits, maintenance and fuel costs as a result of the increased activity. Additionally, we incurred an additional $1.1 million in salary costs related to engineer retroactive pay increases as we entered into a two-year agreement with the engineers’ union in Norway during fiscal year 2012 and incurred salary expense to repair an aircraft that had been damaged in a hard landing. Depreciation expense and lease costs increased due to addition of aircraft in this market. Operating margin declined as a result of the additional cost incurred in fiscal year 2012, which was partially offset by an increase in earnings from unconsolidated affiliates; however, as a result of increased leasing of aircraft, the adjusted EBITDAR margin improved slightly.

West Africa

	Fiscal Year Ended
	March 31,		Favorable
	2012	2011	(Unfavorable)
	(In thousands, except percentages)
Operating revenue	$246,349	$217,256	$29,093	13.4%
Reimbursable revenue	$11,909	$8,919	$2,990	33.5%
Operating income	$63,768	$62,051	$1,717	2.8%
Operating margin	25.9%	28.6%	(2.7)%	(9.4)%
Adjusted EBITDAR	$86,158	$76,411	$9,747	12.8%
Adjusted EBITDAR margin	35.0%	35.2%	(0.2)%	(0.6)%

Operating revenue for West Africa increased primarily due to new contracts and a combination of increased flight hours and price increases on existing contracts and ad hoc flying, partially offset by the non-renewal of a major contract.

Although operating income and adjusted EBITDAR increased due to the increase in revenue discussed above, operating and adjusted EBITDAR margin declined primarily due to the non-renewal of a major contract in this market during fiscal year 2011. Additionally, operating results were affected by an increase in salaries and benefits, maintenance, lease costs and depreciation. These higher costs were partially offset by a decrease in freight charges due to the mobilization of an aircraft to this market in fiscal year 2011.

We have seen recent changes in this market as a result of increased competition. Additionally, increasingly active trade unions, changing regulations and the changing political environment have made, and are expected to continue to make, our operating results from Nigeria unpredictable.

North America

	Fiscal Year Ended
	March 31,		Favorable
	2012	2011	(Unfavorable)
	(In thousands, except percentages)
Operating revenue	$176,545	$191,411	$(14,866)	(7.8)%
Reimbursable revenue	$1,272	$2,434	$(1,162)	(47.7)%
Operating income	$8,378	$14,527	$(6,149)	(42.3)%
Operating margin	4.7%	7.6%	(2.8)%	(36.8)%
Adjusted EBITDAR	$30,609	$35,469	$(4,860)	(13.7)%
Adjusted EBITDAR margin	17.3%	18.5%	(1.2)%	(6.5)%

Operating revenue decreased primarily as a result of the end of short-term work for BP in support of the spill control and monitoring effort in fiscal year 2011 and reduced activity as a result of the impact of permitting delays from new regulations in the U.S. Gulf of Mexico.

The decrease in operating income and operating margin from fiscal year 2011 is primarily due to the short-term work for BP that was performed during fiscal year 2011 and increase in depreciation and amortization expense resulting from an impairment charge of $2.7 million from the abandonment of certain assets located in Creole, Louisiana as we ceased operations from this location, partially offset by a decrease in salaries and benefits and maintenance expense during fiscal year 2012 as a result of reduced activity. Excluding the impairment charge, operating margin for fiscal year 2012 would have been 6.3%. The decrease in adjusted EBITDAR and adjusted EBITDAR margin are due to the end of short-term work for BP that was performed during fiscal year 2011.

Australia

	xxxxxxxxxx	xxxxxxxxxx	xxxxxxxxxx	xxxxxxxxxx
	Fiscal Year Ended
	March 31,		Favorable
	2012	2011	(Unfavorable)
	(In thousands, except percentages)
Operating revenue	$148,268	$146,722	$1,546	1.1%
Reimbursable revenue	$14,921	$12,398	$2,523	20.4%
Operating income	$19,840	$30,497	$(10,657)	(34.9)%
Operating margin	13.4%	20.8%	(7.4)%	(35.6)%
Adjusted EBITDAR	$36,026	$43,053	$(7,027)	(16.3)%
Adjusted EBITDAR margin	24.3%	29.3%	(5.0)%	(17.1)%

Operating revenue for Australia increased primarily due to additional aircraft on contract for existing clients and a favorable impact from changes in foreign currency exchange rates, partially offset by the loss of a major contract at the end of May 2011.

Operating income, adjusted EBITDAR, operating margin and EBITDAR margin declined primarily due to an increase in salaries and benefits due to annual salary increases and an increase in training costs resulting from the introduction of a new aircraft type into this market.

During fiscal year 2011, a major client re-bid a contract we were the incumbent on and awarded this contract to a competitor. This contract provided us with annualized revenue of approximately $30 million and ended on May 31, 2011.

Other International

	xxxxxxxxxx	xxxxxxxxxx	xxxxxxxxxx	xxxxxxxxxx
	Fiscal Year Ended
	March 31,		Favorable
	2012	2011	(Unfavorable)
	(In thousands, except percentages)
Operating revenue	$141,504	$146,020	$(4,516)	(3.1)%
Reimbursable revenue	$4,089	$2,219	$1,870	84.3%
Earnings from unconsolidated affiliates, net	$(956)	$10,056	$(11,012)	(109.5)%
Operating income	$36,343	$42,038	$(5,695)	(13.5)%
Operating margin	25.7%	28.8%	(3.1)%	(10.8)%
Adjusted EBITDAR	$55,960	$57,385	$(1,425)	(2.5)%
Adjusted EBITDAR margin	39.5%	39.3%	0.2%	0.5%

Operating revenue for Other International decreased due to Mexico and Brazil (due to no longer providing maintenance and support to Heliservicio or Líder) and Libya (operations ceased), partially offset by Malaysia (due to a change in the mix of aircraft on contract), Suriname (full year on contract), Trinidad (new contract and additional activity on existing contracts), Russia (increased activity), and Bangladesh and Equatorial Guinea (new contracts).

Earnings from unconsolidated affiliates, net of losses, decreased primarily due a loss from our investment in Líder of $3.3 million during fiscal year 2012 compared to earnings from Líder of $8.5 million during fiscal year 2011. The loss from our investment in Líder in fiscal year 2012 was driven primarily by changes in the U.S. dollar to Brazilian real exchange rate, which reduced our portion of Líder’s earnings by $8.1 million in fiscal year 2012 and increased our portion of Líder’s earnings by $2.9 million in fiscal year 2011.

Operating income, adjusted EBITDAR and operating margin declined primarily due to a decline in earnings from Líder. However, adjusted EBITDAR margin remained mostly flat.

See further discussion of our previous operations in Mexico in Note 2 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

Corporate and Other

	xxxxxxxx	xxxxxxxx	xxxxxxxx	xxxxxxxx
	Fiscal Year Ended
	March 31,		Favorable
	2012	2011	(Unfavorable)
	(In thousands, except percentages)
Operating revenue	$38,447	$32,803	$5,644	17.2%
Reimbursable revenue	$542	$414	$128	30.9%
Operating loss	$(75,170)	$(57,387)	$(17,783)	(31.0)%
Adjusted EBITDAR	$(37,135)	$(40,447)	$3,312	8.2%

Corporate and other includes our Bristow Academy business unit, technical services business and corporate costs that have not been allocated out to other business units.

Operating revenue increased due to an increase in Bristow Academy revenue resulting from increased military training.

Corporate operating expense primarily represents costs of our corporate office and other general and administrative costs not allocated to our business units. We recorded a $25.9 million write-down of inventory spare parts to lower of cost or market value during fiscal year 2012 as management has made the determination to operate certain types of aircraft for a shorter period than originally anticipated. Additionally, during fiscal year 2012 corporate operating expense increased due to an increase in compensation and professional fees. Compensation expense increased $3.8 million related to our performance cash compensation plan for our senior management that resulted from improved stock price performance and an additional award in June 2011. Additionally, we recorded $2.3 million in compensation expense (including expenses recorded for the acceleration of unvested stock options and restricted stock) related to the separation between us and an officer. The increase in professional fees primarily related to special projects designed to have longer term benefits to our organization, including the Bristow Client Promise and BVA initiatives discussed elsewhere in this Annual Report. These increases were partially offset by a decrease in lease and fuel costs and salaries and benefits at Bristow Academy due to cost reduction efforts and closure of the Concord, California campus effective July 15, 2011.

During fiscal year 2012, approximately 300 pilots graduated from Bristow Academy. We hired 24 graduates as instructors at Bristow Academy and 18 graduates as pilots (mostly former instructors) into our other business units.

Interest Expense, Net

	xxxxxxxx	xxxxxxxx	xxxxxxxx	xxxxxxxx
	Fiscal Year Ended
	March 31,		Favorable
	2012	2011	(Unfavorable)
	(In thousands, except percentages)
Interest income	$560	$1,092	$(532)	(48.7)%
Interest expense	(37,950)	(44,609)	6,659	14.9%
Amortization of debt discount	(3,380)	(3,176)	(204)	(6.4)%
Amortization of debt fees	(1,766)	(4,412)	2,646	60.0%
Capitalized interest	4,966	6,010	(1,044)	(17.4)%

Interest expense, net	$(37,570)	$(45,095)	$7,525	16.7%

Interest expense, net decreased primarily due to the early redemption of the 6  1/8% Senior Notes in fiscal year 2011 which was replaced with borrowings at a lower interest rate. Also, fiscal year 2011 included the write-off of $2.4 million of unamortized debt issuance as a result of the early redemption of the 6  1/8% Senior Notes in December 2010.

Other Income (Expense), Net

	Fiscal Year Ended
	March 31,		Favorable
	2012	2011	(Unfavorable)
	(In thousands, except percentages)
Foreign currency gains (losses)	$379	$(50)	$429	*
Other	867	(4,180)	5,047	120.7%

Other income (expense), net	$1,246	$(4,230)	$5,476	129.5%

*	percentage change not meaningful

Other income (expense), net includes no significant items during fiscal year 2012. Fiscal year 2011 includes the impairment of our investment in Heliservicio of $2.4 million and a $2.3 million redemption premium as a result of the early redemption of the 6 1/8% Senior Notes in December 2010, partially offset by gains on sales of two joint ventures of $0.6 million.

Taxes

	Fiscal Year Ended
	March 31,		Favorable
	2012	2011	(Unfavorable)
	(In thousands, except percentages)
Effective tax rate	17.9%	5.1%	(12.8)%	(251.0)%
Net foreign tax on non-U.S. earnings	$16,231	$13,101	$(3,130)	(23.9)%
Benefit of foreign earnings indefinitely reinvested abroad	(20,852)	(38,288)	(17,436)	(45.5)%
(Benefit) expense from change in tax contingency	(10,190)	2,868	13,058	*
Dividend inclusion as a result of internal realignment	13,222	—	(13,222)	*
Benefit from change to foreign tax credits	(11,992)	—	11,992	*
Release of deferred tax liability due to restructuring	—	(17,698)	(17,698)	*

*	percentage change not meaningful

Our effective tax rate for fiscal year 2012 includes a benefit due to the revaluation of our deferred taxes as a result of the enactment of a tax rate reduction of 2% in the United Kingdom effective April 1, 2012, a benefit due to the change from deduction to credit of foreign taxes paid and a benefit of a release of a foreign tax contingency as a result of a favorable ruling in a foreign jurisdiction. This was partially offset by a dividend inclusion as a result of an internal realignment. In addition, we continue to benefit from our global legal structure that more closely aligns with our global operational structure.

Excluding (a) the increase in tax expense related to the dividend inclusion as a result of the internal realignment, (b) the portion of the reduction in tax expense in fiscal year 2012 related to prior fiscal years from the change from deduction of foreign taxes paid to use of the taxes paid as credits to offset U.S. tax liabilities, and (c) a benefit from the release of a tax reserve in a foreign jurisdiction due to a favorable response to a ruling request, which cumulatively increased our provision for income taxes by $0.8 million, our effective tax rate was 16.9% for fiscal year 2012.

Our effective tax rate for fiscal year 2011 reflects the tax implications of the implementation of a restructuring, which was effective November 1, 2010, that more closely aligns our legal structure with our global operational structure. During fiscal year 2011, we recorded a net reduction of our provision for income taxes of $17.7 million, primarily due to the reversal of deferred tax balances recorded in prior fiscal years. Because offshore profits will be deferred until the profits are repatriated, deferred tax liabilities recorded in prior fiscal years are no longer required. Excluding this item, our effective tax rate was 17.7% for fiscal year 2011.

Noncontrolling Interest

Noncontrolling interest expense for fiscal year 2012 was $1.7 million compared to $1.0 million for fiscal year 2011. The increase in noncontrolling interest expense is primarily due to an increase in net income from our operations in Russia. See Note 3 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

Fiscal Year 2011 Compared to Fiscal Year 2010

Set for the below is a discussion of operations of our business units. Our consolidated results are discussed under “Results of Operations” above.

Europe

	xxxxxxxx	xxxxxxxx	xxxxxxxx	xxxxxxxx
	Fiscal Year Ended
	March 31,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages)
Operating revenue	$384,927	$369,568	$15,359	4.2%
Reimbursable revenue	$91,528	$83,430	$8,098	9.7%
Earnings from unconsolidated affiliates, net	$10,162	$8,826	$1,336	15.1%
Operating income	$89,320	$77,053	$12,267	15.9%
Operating margin	23.2%	20.8%	2.4%	11.5%
Adjusted EBITDAR	$125,843	$113,765	$12,078	10.6%
Adjusted EBITDAR margin	32.7%	30.8%	1.9%	6.2%

Operating revenue for Europe increased, despite a slight decrease in flight hours, primarily as a result of two new contracts that were added during fiscal year 2011 contributing to a shift toward larger aircraft in this market. The increase in revenue was partially offset by an unfavorable change in exchange rates and short-term work provided in fiscal year 2010 to a client in the North Sea that resulted in increased flight hours in that period.

Operating income, adjusted EBITDAR, operating margin and adjusted EBITDAR margin improved primarily due to the addition of new contracts, increased earnings from unconsolidated affiliates, a decrease in maintenance expense due to fewer heavy maintenance charges and the impact of changes in exchange rates. These improvements were partially offset by an increase in salaries, fuel and travel expenses as a result of the new contracts added in this market. Additionally, depreciation expense increased in fiscal year 2011 as fiscal year 2010 included a correction of prior period errors of $3.3 million.

West Africa

	xxxxxxxx	xxxxxxxx	xxxxxxxx	xxxxxxxx
	Fiscal Year Ended
	March 31,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages)
Operating revenue	$217,256	$208,577	$8,679	4.2%
Reimbursable revenue	$8,919	$10,635	$(1,716)	(16.1)%
Operating income	$62,051	$62,410	$(359)	(0.6)%
Operating margin	28.6%	29.9%	(1.4)%	(4.7)%
Adjusted EBITDAR	$76,411	$75,090	$1,321	1.8%
Adjusted EBITDAR margin	35.2%	36.0%	(0.8)%	(2.2)%

Operating revenue for West Africa increased primarily due to new contracts, rate escalations under existing contracts and a reduction in aircraft maintenance delays partially offset by reduced activity on some contracts and loss of a major contract during fiscal year 2011. Reimbursable revenue decreased due to a decrease in training and duty recharges that were rebilled to a client during the prior fiscal year.

Operating margin and adjusted EBITDAR margin decreased primarily due to the loss of a major contract, increase in maintenance expense and freight charges due to the mobilization of two aircraft to this market. Additionally, we incurred $1.1 million more in employee severance costs in fiscal year 2011 versus fiscal year 2010 as a result of the loss of a major contract during fiscal year 2011. These increases were offset by a decrease in salaries and benefits due to headcount reductions and a decrease in reimbursable expense. Also in fiscal year 2010, we recorded a charge of $1.8 million to reduce the carrying value of obsolete inventory.

North America

	Fiscal Year Ended
	March 31,			Favorable
	2011		2010	(Unfavorable)
	(In thousands, except percentages)
Operating revenue	$	191,411	$188,441	$2,970	1.6%
Reimbursable revenue	$	2,434	$1,289	$1,145	88.8%
Operating income	$	14,527	$11,655	$2,872	24.6%
Operating margin		7.6%	6.2%	1.4%	22.6%
Adjusted EBITDAR	$	35,469	$33,451	$2,018	6.0%
Adjusted EBITDAR margin		18.5%	17.8%	0.7%	3.9%

Operating revenue for North America increased primarily due to additional work from BP in support of spill control and monitoring effort and rate increases on certain existing contracts partially offset by reduced activity from the impact of the oil spill and permitting delays from new regulations in the U.S. Gulf of Mexico.

The increase in operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin from fiscal year 2010 is primarily due to an increase in rates driven by the change in the mix of aircraft flying in this market.

Australia

	Fiscal Year Ended
	March 31,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages)
Operating revenue	$146,722	$124,815	$21,907	17.6%
Reimbursable revenue	$12,398	$5,883	$6,515	110.7%
Operating income	$30,497	$30,374	$123	0.4%
Operating margin	20.8%	24.3%	(3.5)%	(14.4)%
Adjusted EBITDAR	$43,053	$40,468	$2,585	6.4%
Adjusted EBITDAR margin	29.3%	32.4%	(3.1)%	(9.6)%

Operating revenue for Australia increased primarily due to the favorable impact of changes in exchange rates and an increase in flight hours as a result of changes in aircraft on contract from fiscal year 2010. We introduced new aircraft in fiscal year 2011 resulting in a change of revenue mix. Additionally, reimbursable revenue increased as a result of fixed wing recharges billed to a client in fiscal year 2011.

Operating margin and adjusted EBITDAR margin declined due to an increase in salaries and benefits from the increase in activity, annual salary increases and subsequent increases in the annual leave and long service leave provisions. During fiscal year 2010, we reversed costs previously accrued in fiscal year 2009 for tax items as favorable rulings were obtained from the tax authorities. Excluding the reversal of these tax items, operating margin would have been 21.7% in fiscal year 2010.

Other International

	Fiscal Year Ended
	March 31,			Favorable
	2011		2010	(Unfavorable)
	(In thousands, except percentages)
Operating revenue	$	146,020	$133,408	$12,612	9.5%
Reimbursable revenue	$	2,219	$2,018	$201	10.0%
Earnings from unconsolidated affiliates, net	$	10,056	$3,026	$7,030	232.3%
Operating income	$	42,038	$25,972	$16,066	61.9%
Operating margin		28.8%	19.5%	9.3%	47.7%
Adjusted EBITDAR	$	57,385	$41,352	$16,033	38.8%
Adjusted EBITDAR margin		39.3%	31.0%	8.3%	26.8%

Operating revenue for Other International increased due to Brazil (new aircraft on contract), the Baltic Sea and Suriname (new contracts), and Russia and Trinidad (increased activity), partially offset by Kazakhstan and Bolivia (due to our exit from these markets), and Libya, Mexico and Malaysia (decreased activity).

The increase in earnings from unconsolidated affiliates, net of losses, along with increased activity in Brazil resulted in the increase in operating income, adjusted EBITDAR, operating margin and adjusted EBITDAR margin from fiscal year 2010.

Earnings from unconsolidated affiliates, net of losses primarily increased due to an increase in earnings from our investment in Líder of $6.2 million from fiscal year 2010 to fiscal year 2011. Changes in the U.S. dollar to Brazilian real exchange rate increased our portion of Líder’s earnings in fiscal year 2011 and 2010 by $2.9 million and $5.3 million, respectively.

Corporate and Other

	xxxxxxxxx	xxxxxxxxx	xxxxxxxxx	xxxxxxxxx
	Fiscal Year Ended
	March 31,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages)
Operating revenue	$32,803	$40,405	$(7,602)	(18.8)%
Reimbursable revenue	$414	$3,410	$(2,996)	(87.9)%
Operating loss	$(57,387)	$(45,272)	$(12,115)	(26.8)%
Adjusted EBITDAR	$(40,447)	$(35,881)	$(4,566)	(12.7)%

*	percentage change not meaningful

Operating revenue decreased due to a decrease at Bristow Academy resulting from a delay in military training contracts and a decrease in technical services revenue as a result of timing of modification work and part sales.

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

Interest Expense, Net

	xxxxxxxxx	xxxxxxxxx	xxxxxxxxx	xxxxxxxxx
	Fiscal Year Ended
	March 31,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages)
Interest income	$1,092	$1,012	$80	7.9%
Interest expense	(44,609)	(45,484)	875	1.9%
Amortization of debt discount	(3,176)	(2,976)	(200)	(6.7)%
Amortization of debt fees	(4,412)	(1,985)	(2,427)	(122.3)%
Capitalized interest	6,010	8,033	(2,023)	(25.2)%

Interest expense, net	$(45,095)	$(41,400)	$(3,695)	(8.9)%

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

Other Income (Expense), Net

	Fiscal Year Ended
	March 31,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages)
Foreign currency (losses) gains	$(50)	$(1,197)	$1,147	95.8%
Other	(4,180)	4,233	(8,413)	(198.7)%

Other income (expense), net	$(4,230)	$3,036	$(7,266)	(239.3)%

Other income (expense), net includes the impairment of our investment in Heliservicio of $2.4 million and a $2.3 million redemption premium as a result of the early redemption of the 6 1/8% Senior Notes, partially offset by gains on sales of two joint ventures of $0.6 million during fiscal year 2011. Fiscal year 2010 included $3.9 million of hedging gains realized as a result of the termination of forward contracts on a euro-denominated aircraft purchase commitments. See further discussion of foreign currency transactions under Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” included elsewhere in this Annual Report.

Taxes

	Fiscal Year Ended March 31,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages)
Effective tax rate for continuing operations	5.1%	20.4%	15.3%	75.0%
Net foreign tax on non-U.S. earnings	$13,101	$12,330	$(771)	(6.3)%
Benefit of foreign earnings indefinitely reinvested abroad	(38,288)	(38,886)	(598)	(1.5)%
Expense from change in tax contingency	2,868	4,053	1,185	29.2%
Tax expense on GOM Asset Sale	(17,698)	—	17,698	*

*	percentage change not meaningful

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

Liquidity and Capital Resources

Cash Flows

Operating Activities

Net cash provided by operating activities totaled $231.3 million, $151.4 million and $195.4 million during fiscal years 2012, 2011 and 2010, respectively. Changes in non-cash working capital generated $13.7 million and $2.4 million during fiscal years 2012 and 2010, respectively, and used $59.4 million in cash flows from operating activities during fiscal year 2011. During fiscal year 2012, equity earnings from unconsolidated affiliates were $5.5 million below dividends received and during fiscal years 2011 and 2010, equity earnings from unconsolidated affiliates were $6.2 million and $0.5 million, respectively, in excess of dividends received. During fiscal years 2012, 2011 and 2010, we pre-funded fiscal years 2013, 2012 and 2011 employer contributions for the U.K. pension plans, resulting in decreases in operating cash flow of $16.6 million, $16.0 million and $15.2 million, respectively.

Investing Activities

Cash flows used in investing activities were $88.8 million, $112.8 million and $411.7 million for fiscal years 2012, 2011 and 2010, respectively, primarily for capital expenditures as follows:

	xxxxxxxxxxxx	xxxxxxxxxxxx	xxxxxxxxxxxx
	Fiscal Year Ended March 31,
	2012	2011	2010
Number of aircraft delivered:
Small	—	—	4
Medium	1	7	14
Large	9	1	7
Fixed wing	1	—	1

Total aircraft	11	8	26

Capital expenditures (in thousands):
Aircraft and related equipment	$304,484	$125,342	$286,421
Other	21,936	20,176	20,502

Total capital expenditures	$326,420	$145,518	$306,923

In addition to these capital expenditures, investing cash flows were impacted by the following items during the last three fiscal years:

Fiscal Year 2012 — During fiscal year 2012, we received $58.2 million in proceeds from the disposal of 29 aircraft and certain other equipment. Also, we received $10.4 million in insurance recoveries and we received $171.2 million for the sale of nine existing and in-construction aircraft that we subsequently leased back. Additionally, we have invested $2.4 million in unconsolidated affiliates in the process of being evaluated. For further details, see Note 1 in the “Notes to Condensed Consolidating Financial Statements” included elsewhere in this Annual Report.

Fiscal Year 2011 — During fiscal year 2011, we received (a) proceeds of $20.1 million primarily from the disposal of 16 aircraft and certain other equipment, (b) $4.0 million in deposits for aircraft and inventory that were held for sale and (c) insurance recoveries of $7.3 million. Also, during fiscal year 2011, we received $1.3 million for the sale of two joint ventures.

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

Financing Activities

Cash flows generated from financing activities were $4.3 million for fiscal year 2012 and used in financing activities were $15.5 million and $21.7 million for fiscal years 2011 and 2010, respectively.

During fiscal year 2012, we received $109.3 million for borrowings on our Revolving Credit Facility, $50.0 million for our Term Loan and $5.3 million for Common Stock issued upon exercise of stock options. We used $113.4 million for the repayment of debt and $0.3 million for the acquisition of 1% of RLR. Additionally, we paid dividends on our Common Stock totaling $21.6 million and used $25.1 million for repurchase of our Common Stock.

During fiscal year 2011, cash was primarily used for the repayment of debt totaling $266.1 million (primarily $232.3 million for early retirement of our 6 1/8% Senior Notes). We borrowed $251.1 million (primarily $243 million under our amended and restated revolving credit and term loan agreement) and incurred debt issuance costs of $3.3 million, and our fully consolidated subsidiary, Aviashelf Aviation Co., received $1.9 million in borrowings.

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

Future Cash Requirements

Debt Obligations

Total debt as of March 31, 2012 was $757.2 million, of which $14.4 million was classified as current. Our significant debt maturities relate to our $250 million of Term Loan, $350 million of 7 1/2% Senior Notes and $115 million of 3% Convertible Senior Notes, which mature in 2016, 2017 and 2038 (with the first put date in 2015), respectively.

See further discussion of outstanding debt as of March 31, 2012 and our debt issuances and our debt redemptions in Note 5 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

Pension Obligations

As of March 31, 2012, we had recorded on our balance sheet a $111.7 million pension liability related to the Bristow Helicopters Group Limited (a wholly-owned subsidiary of Bristow Aviation), Bristow International Aviation (Guernsey) Limited and Bristow Norway pension plans. The liability represents the excess of the present value of the defined benefit pension plan liabilities over the fair value of plan assets that existed at that date. The minimum funding rules of the U.K. require the employer to agree to a funding plan with the plans’ trustee (the “Trustee”) for securing that the pension plan has sufficient and appropriate assets to meet its technical provisions liabilities. In addition, where there is a shortfall in assets against this measure, we are required to make scheduled contributions in amounts sufficient to bring the plan up to 100% funded as quickly as can be reasonably afforded. In order to meet our funding requirements, we increased the contributions to the defined benefit plans to £7.3 million ($10.5 million) per year beginning in fiscal year 2008 and continuing in fiscal year 2009. We pre-funded fiscal years 2013, 2012 and 2011 employer deficit recovery contributions for the main U.K. pension plan in the last quarter of fiscal years 2012, 2011 and 2010 of £10.4 million ($16.6 million), £10.0 million ($16.0 million), and £10.0 million ($15.2 million), respectively. The employer’s deficit contribution obligations to the main U.K. plan have remained unchanged at approximately £10 million per year following completion of the formal actuarial valuation as of April 1, 2010. Under U.K. legislation, an actuarial valuation must be carried out at least once every three years with interim reports for intervening years. See Note 10 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

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

The following tables summarize our significant contractual obligations and other commercial commitments on an undiscounted basis as of March 31, 2012 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings. Additional details regarding these obligations are provided in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

	Payments Due by Period
		Fiscal Year Ending March 31,
	Total	2013	2014 - 2015	2016 - 2017	2018 and beyond	Other
	(In thousands)
Contractual obligations:
Long-term debt and short-term borrowings:
Principal (1)	$769,300	$14,375	$50,000	$239,925	$465,000	$—
Interest	191,699	37,227	72,907	65,038	16,527	—
Aircraft operating leases (2)	184,966	34,017	67,701	50,219	33,029	—
Other operating leases (3)	68,843	9,421	13,664	10,725	35,033	—
Pension obligations (4)	195,597	26,822	55,419	42,144	71,212	—
Aircraft purchase obligations (5)	284,941	184,655	55,933	44,353	—	—
Other purchase obligations (6)	30,681	30,681	—	—	—	—
Tax reserve (7)	1,522	—	—	—	—	1,522

Total contractual cash obligations	$1,727,549	$337,198	$315,624	$452,404	$620,801	$1,522

Other commercial commitments:
Debt guarantees (8)	$15,981	$—	$—	$15,981	$—	$—
Letters of credit	1,499	1,499	—	—	—	—
Other commitments (9)	46,000	—	46,000	—	—	—

Total commercial commitments	$63,480	$1,499	$46,000	$15,981	$—	$—

(1)	Excludes unamortized premium on the 7 1/2% Senior Notes of $0.3 million and unamortized discount on the 3% Convertible Senior Notes of $12.4 million.
(2)

Represents separate operating leases for aircraft. During the fiscal year 2012, we entered into nine new leases. For further details, see Note 4 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

(3)	Represents minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year.
(4)

Represents expected funding for pension benefits in future periods. These amounts are undiscounted and are based on the expectation that the U.K. and Norway pensions will be fully funded in approximately six and ten years, respectively. As of March 31, 2012, we had recorded on our balance sheet a $111.7 million pension liability associated with these obligations. The timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustee.

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

(8)

We have guaranteed the repayment of up to £10 million ($16.0 million) of the debt of FBS Limited, an unconsolidated affiliate, which exists as long as the contract with the British military is in place. This contract currently runs through March 2016 with two possible one year extensions.

(9)

In connection with the Bristow Norway acquisition (see “Part I. Item I. Business — Overview” included in the fiscal year 2011 Annual Report), we granted the former partner in this joint venture an option that if exercised would require us to acquire up to five aircraft at fair value upon the expiration of the lease terms for such aircraft. One of the options was exercised in December 2009 and one option expired. The remaining aircraft leases expire in June and August 2014.

We do not expect the guarantees shown in the table above to become obligations that we will have to fund.

Financial Condition and Sources of Liquidity

The following table summarizes our capital structure and sources of liquidity as of March 31, 2012 and 2011 (in thousands):

	March 31,
	2012	2011
Capital structure:
7 1/2 % Senior Notes due 2017	$350,346	$350,410
Term Loan	245,000	200,000
Revolving Credit Facility	59,300	30,000
3 % Convertible Senior Notes due 2038	102,599	99,219
Other debt	—	27,832

Total debt	757,245	707,461
Stockholders’ investment	1,521,824	1,518,775

Total capital	$2,279,069	$2,226,236

Liquidity:
Cash	$261,550	$116,361
Undrawn borrowing capacity on revolving credit facility (1)	140,065	144,365

Total liquidity	$401,615	$260,726

Adjusted debt to equity ratio (2)	70.8%	63.0%

(1)	Letters of credit in the amount of $0.6 million were outstanding as of March 31, 2012 and 2011.
(2)

Adjusted debt includes the net present value of operating leases totaling $190.2 million and $132.3 million, respectively, letters of credit and guarantees totaling $17.5 million and $17.8 million, respectively, and the unfunded pension liability of $111.7 million and $99.6 million, respectively, as of March 31, 2012 and 2011.

We actively manage our liquidity through generation of cash from operations while assessing our funding needs on an ongoing basis. While we have generated significant cash from operations, our principal source of liquidity over the past several years has been financing cash flows. Accordingly, since the beginning of fiscal year 2007, we raised $1.4 billion of debt and equity capital by means of both public and private financings. During this same period, we invested $1.9 billion on capital expenditures to grow our business. The significant factors that affect our overall liquidity include capital expenditure commitments, pension funding, operating leases, adequacy of bank lines of credit and our ability to attract long-term capital on satisfactory terms.

We expect that our cash on deposit as of March 31, 2012 of $261.6 million, cash flow from operations and proceeds from aircraft sales, as well as available borrowing capacity under our Revolving Credit Facility of $140.1 million as of March 31, 2012, will be sufficient to satisfy our capital commitments, including our remaining aircraft purchase commitments of $284.9 million as of March 31, 2012. While we plan to continue being disciplined concerning future capital commitments, we also intend to continue managing our capital structure and liquidity position with external financings as needed. Our strategy will involve funding our short-term liquidity requirements with borrowings under our Revolving Credit Facility and funding our long-term financing needs, while maintaining a prudent capital structure, among the following alternatives: a) operating and capital leases, b) bank debt, c) private and public debt and/or equity placements and d) export credit agency-supported financings.

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

We maintain reserves for estimated tax exposures in jurisdictions of operation, including reserves for income, value added, sales and payroll taxes. The expenses reported for these taxes, including our annual tax provision, include the effect of reserve provisions and changes to reserves that we consider appropriate, as well as related interest. Tax exposure items primarily include potential challenges to intercompany pricing, disposition transactions and the applicability or rate of various withholding taxes. These exposures are resolved primarily through the settlement of audits within these tax jurisdictions or by judicial means, but can also be affected by changes in applicable tax law or other factors, which could cause us to conclude that a revision of past estimates is appropriate. We believe that an appropriate liability has been established for estimated exposures. However, actual results may differ materially from these estimates. We review these liabilities quarterly. During fiscal year 2012, we had net reversals of reserves for estimated tax exposures of $10.2 million and during fiscal years 2011 and 2010 we had net accruals of reserves for estimated tax exposures of $2.2 million and $4.1 million, respectively. We recognize interest and penalties accrued related to unrecognized tax benefits as a component of our provision for income taxes. As of March 31, 2012 and 2011, we had $1.5 million and $11.7 million, respectively, of unrecognized tax benefits, all of which would have an impact on our effective tax rate, if recognized.

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

Judgment is required in determining whether deferred tax assets will be realized in full or in part. When it is estimated to be more likely than not that all or some portion of specific deferred tax assets, such as foreign tax credit carryovers or net operating loss carry forwards, will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are estimated to not be realizable. As of March 31, 2012, we have established deferred tax assets for foreign taxes we expect to be realizable, primarily as a result of an internal reorganization that resulted in a one-time increase in U.S. taxable earnings and a forecast that includes more U.S. taxable earnings in future years. If our facts or financial results were to change, thereby impacting the likelihood of establishing and then realizing the deferred tax assets, judgment would have to be applied to determine changes to the amount of the valuation allowance in any given period. Such changes could result in either a decrease or an increase in our provision for income taxes, depending on whether the change in judgment resulted in an increase or a decrease to the valuation allowance. We continually evaluate strategies that could allow for the future utilization of our deferred tax assets.

We have not provided for U.S. deferred taxes on the unremitted earnings of certain foreign subsidiaries as of March 31, 2012 that are indefinitely reinvested abroad of $421.5 million. Should we make a distribution from the unremitted earnings of these subsidiaries, we could be required to record additional taxes. At the current time, a determination of the amount of unrecognized deferred tax liability is not practical.

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

Property and Equipment

Our net property and equipment represents 63% percent of our total assets as of March 31, 2012. We determine the carrying value of these assets based on our property and equipment accounting policies, which incorporate our estimates, assumptions, and judgments relative to capitalized costs, useful lives and salvage values of our assets.

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

Inventory Allowance

We maintain inventory that primarily consists of spare parts to service our aircraft. We establish an allowance to distribute the cost of spare parts expected to be on hand at the end of a fleet’s life over the service lives of the related equipment, taking into account the estimated salvage value of the parts. Also, we periodically review the condition and continuing usefulness of the parts to determine whether the realizable value of this inventory is lower than its book value. Parts related to aircraft types that our management has determined will no longer be included in our fleet or will be substantially reduced in our fleet in future periods are specifically reviewed. If our valuation of these parts is significantly lower than the book value of the parts, an additional provision may be required.

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

Goodwill Impairment

We perform a test for impairment of our goodwill annually as of March 31 and whenever events or circumstances indicate impairment may have occurred. In the fourth quarter of fiscal year 2012, in conjunction with our March 31, 2012 goodwill assessment, we adopted new accounting guidance that allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount and if a quantitative assessment should be performed. An entity may also bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative impairment test. Because our business is cyclical in nature, goodwill could be significantly impaired depending on when the assessment is performed in the business cycle. The qualitative factors considered during our assessment include the capital markets environment, global economic conditions, the demand for helicopter services, the necessity for training of new pilots (Bristow Academy only) and changes in our results of operations, the magnitude of the excess of fair value over the carrying amount of each reporting unit as determined in prior year’s quantitative testing and other factors. The fair value of our reporting units is based on a blend of estimated discounted cash flows, publicly traded company multiples and acquisition multiples and involve the use of a discounted cash flow model utilizing estimated future earnings and cash flows and the Company’s weighted-average cost of capital. Publicly traded company multiples and acquisition multiples are derived from information on traded shares and analysis of recent acquisitions in the marketplace, respectively, for companies with operations similar to ours. Changes in the assumptions used in the fair value calculation could result in an estimated reporting unit fair value that is below the carrying value, which may give rise to an impairment of goodwill.

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

Foreign Currency Risk

Through our foreign operations, we are exposed to currency fluctuations and exchange rate risks. The majority of our revenue and expense from our North Sea operations are in British pound sterling. Approximately 21% of our gross revenue for fiscal year 2012 was translated for financial reporting purposes from British pound sterling into U.S. dollars. In addition, some of our contracts to provide services internationally provide for payment in foreign currencies. Our foreign exchange rate risk is even greater when our revenue is denominated in a currency different from the associated costs. We attempt to minimize our foreign exchange rate exposure by contracting the majority of our services other than our North Sea operations in U.S. dollars. As a result, a strong U.S. dollar may increase the local cost of our services that are provided under U.S. dollar denominated contracts, which may reduce the demand for our services in certain foreign countries. Except as described below, we do not enter into hedging transactions to protect against foreign exchange risks related to our gross revenue.

Throughout fiscal years 2012, 2011 and 2010, our primary foreign currency exposure has been to the euro, the British pound sterling, the Australian dollar and the Nigerian naira. The value of these currencies has fluctuated relative to the U.S. dollar as indicated in the following table:

	Fiscal Years Ended March 31,
	2012	2011	2010
One British pound sterling into U.S. dollars
High	1.66	1.64	1.70
Average	1.59	1.56	1.61
Low	1.53	1.43	1.44
At period-end	1.60	1.60	1.52
One euro into U.S. dollars
High	1.49	1.42	1.51
Average	1.38	1.32	1.42
Low	1.27	1.19	1.29
At period-end	1.33	1.42	1.35
One Australian dollar into U.S. dollars
High	1.10	1.03	0.94
Average	1.04	0.95	0.83
Low	0.94	0.81	0.69
At period-end	1.04	1.03	0.92
One Nigerian naira into U.S. dollars
High	0.0068	0.0070	0.0069
Average	0.0064	0.0067	0.0067
Low	0.0061	0.0064	0.0063
At period-end	0.0064	0.0064	0.0067

Source: Bank of England and Oanda.com

We estimate that the fluctuation of these currencies versus the prior fiscal year had the following effect on our financial condition and results of operations, net of the effect of the derivative contracts discussed below (in thousands):

Fiscal Year Ended March 31, 2012
Revenue	$29,054
Operating expense	(22,477)
Earnings from unconsolidated affiliates, net of losses	(11,045)
Non-operating expense	(1,040)

Income from continuing operations before provision for income taxes	(5,508)
Benefit from income taxes	985

Net income from continuing operations	(4,523)
Cumulative translation adjustment	905

Total stockholders’ investment	$(3,618)

Our earnings from unconsolidated affiliates are also affected by the impact of changes in foreign currency exchange rates on the reported results of our unconsolidated affiliates. During fiscal years 2012, 2011 and 2010, earnings from unconsolidated affiliates were decreased by $8.1 million and increased by $2.9 million and $5.3 million, respectively, as a result of the impact of changes in foreign currency exchange rates on the results of our unconsolidated affiliates, primarily the impact of changes in the Brazilian real and the U.S. dollar exchange rate on results for our affiliate in Brazil. The value of the Brazilian real has fluctuated relative to the U.S. dollar as indicated in the following table:

	Fiscal Years Ended March 31,
	2012	2011	2010
One Brazilian real into U.S. dollars
High	0.6511	0.6225	0.6026
Average	0.5921	0.5815	0.5387
Low	0.5304	0.5335	0.4323
At period-end	0.5490	0.6086	0.5585

A hypothetical 10% strengthening or weakening in the average U.S. dollar relative to other currencies would have affected our revenue, operating income and income from continuing operations before provision for income taxes for fiscal year 2012 as follows:

	Euro	British pound sterling	Nigerian Naira	Australian dollar
Revenue	0.7%	2.9%	0.1%	1.3%
Operating expenses	1.1%	2.6%	1.2%	1.3%
Income from continuing operations before provision for income taxes	(1.4)%	4.7%	(5.1)%	1.2%

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

In addition, certain of our contractual commitments, including aircraft purchase commitments, are payable in currencies other than the U.S. dollar, which exposes us to cash flow risk during periods when the U.S. dollar weakens against those currencies. We entered into forward contracts during fiscal years 2012, 2011 and 2010 to mitigate our exposure to exchange rate fluctuations on our euro-denominated aircraft purchase commitments, which have been designated as cash flow hedges for accounting purposes. We had no open forward contracts relating to euro-denominated aircraft purchase commitments as of March 31, 2012. We had six open forward contracts as of March 31, 2011, which had rates ranging from 1.3153 U.S. dollars per euro to 1.3267 U.S. dollars per euro. These contracts had an underlying notional value of between €5,000,000 and €7,000,000, for a total of €34,300,871, with the first contract having expired in May 2011 and the last in June 2011. During the three months ended June 30, 2011, we entered into an additional open forward contract at a rate of 1.418 U.S. dollars per euro with an underlying notional value of €13,826,241 that expired in July 2011. As of March 31, 2011, the fair value of these contracts was an asset of $3.3 million and is included in prepaid expenses and other current assets in our consolidated balance sheet. As of March 31, 2011, an unrecognized gain on these contracts of $2.2 million, net of tax, was included as a component of accumulated other comprehensive loss. No gains or losses relating to forward contracts are recognized in our consolidated statements of income for fiscal years 2012 and 2011; however, we recognized gains of $3.9 million for fiscal year 2010 in our consolidated statements of income as a component of other income (expense), net as a result of early termination of forward contracts on euro-denominated aircraft purchase commitments.

In the past three fiscal years, our stockholders’ investment has increased by $51.1 million as a result of translation adjustments. Changes in exchange rates could cause significant changes in our financial position and results of operations in the future.

As a result of the changes in exchange rates, we recorded foreign currency gains of $0.4 million during fiscal year 2012 and foreign currency losses of $0.1 million and $1.2 million during fiscal years 2011 and 2010, respectively, primarily related to the British pound sterling. See “Fiscal Year 2012 Compared to Fiscal Year 2011 — Other income (Expense), net” and “Fiscal Year 2011 Compared to Fiscal Year 2010 — Other Income (Expense), net” included elsewhere in this Annual Report for discussion of transaction gains and losses.

A hypothetical 10% decrease in the value of the foreign currencies in which our business is denominated relative to the U.S. dollar as of March 31, 2012 would result in a $9.8 million decrease in the fair value of our net monetary assets denominated in currencies other than U.S. dollars.

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

Interest Rate Risk

As of March 31, 2012, we have $757.2 million of debt outstanding, $304.3 million of which carries a variable rate of interest. The market value of our fixed rate debt fluctuates with changes in interest rates. The fair value of our financial instruments has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on quoted market prices. The carrying and fair value of our long-term debt, including the current portion, are as follows (in thousands):

	March 31,
	2012		2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
7 1/2% Senior Notes	$350,346	$364,875	$350,410	$367,500
Term Loan	245,000	245,000	200,000	200,000
Revolving Credit Facility	59,300	59,300	30,000	30,000
3% Convertible Senior Notes	102,599	120,750	99,219	114,929
Other	—	—	27,832	27,832

	$757,245	$789,925	$707,461	$740,261

If prevailing market interest rates had been 1% higher as of March 31, 2012, and all other factors affecting our debt remained the same, the fair value of the 7 1/2% Senior Notes and 3% Convertible Senior Notes would have decreased by $35.6 million or 7.3%. Under comparable sensitivity analysis as of March 31, 2011, the fair value of the 7 1/2% Senior Notes and 3% Convertible Senior Notes would have decreased by $37.1 million or 7.7%.

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Bristow Group Inc.:

We have audited the accompanying consolidated balance sheets of Bristow Group Inc. (“the Company”) and subsidiaries as of March 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ investment, and cash flows for each of the years in the three-year period ended March 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bristow Group Inc. and subsidiaries as of March 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 23, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas

May 23, 2012

BRISTOW GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended March 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Gross revenue:
Operating revenue from non-affiliates	$1,170,299	$1,051,829	$999,249
Operating revenue from affiliates	28,928	63,067	61,842
Reimbursable revenue from non-affiliates	142,088	117,366	103,019
Reimbursable revenue from affiliates	488	546	3,646

	1,341,803	1,232,808	1,167,756

Operating expense:
Direct cost	810,728	748,053	717,178
Reimbursable expense	136,922	114,288	105,853
Impairment of inventories	25,919	—	—
Depreciation and amortization	96,144	89,377	74,684
General and administrative	135,333	120,145	119,701

	1,205,046	1,071,863	1,017,416

Gain (loss) on disposal of assets	(31,670)	8,678	18,665
Earnings from unconsolidated affiliates, net of losses	10,679	20,101	11,852

Operating income	115,766	189,724	180,857

Interest income	560	1,092	1,012
Interest expense	(38,130)	(46,187)	(42,412)
Other income (expense), net	1,246	(4,230)	3,036

Income before provision for income taxes	79,442	140,399	142,493
Provision for income taxes	(14,201)	(7,104)	(28,998)

Net income	65,241	133,295	113,495
Net income attributable to noncontrolling interests	(1,711)	(980)	(1,481)

Net income attributable to Bristow Group	63,530	132,315	112,014

Preferred stock dividends	—	—	(6,325)

Net income available to common stockholders	$63,530	$132,315	$105,689

Earnings per common share:
Basic	$1.76	$3.67	$3.23

Diluted	$1.73	$3.60	$3.10

Cash dividends declared per common share	$0.60	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2012	2011
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$261,550	$116,361
Accounts receivable from non-affiliates	280,985	247,135
Accounts receivable from affiliates	5,235	15,384
Inventories	157,825	196,207
Assets held for sale	18,710	31,556
Prepaid expenses and other current assets	12,168	22,118

Total current assets	736,473	628,761
Investment in unconsolidated affiliates	205,100	208,634
Property and equipment – at cost:
Land and buildings	80,835	98,054
Aircraft and equipment	2,099,642	2,116,259

	2,180,477	2,214,313
Less – Accumulated depreciation and amortization	(457,702)	(446,431)

	1,722,775	1,767,882
Goodwill	29,644	32,047
Other assets	46,371	38,030

Total assets	$2,740,363	$2,675,354

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$56,084	$56,972
Accrued wages, benefits and related taxes	44,325	34,538
Income taxes payable	9,732	15,557
Other accrued taxes	5,486	4,048
Deferred revenue	14,576	9,613
Accrued maintenance and repairs	14,252	16,269
Accrued interest	2,300	2,279
Other accrued liabilities	23,005	19,613
Deferred taxes	15,070	12,176
Short-term borrowings and current maturities of long-term debt	14,375	8,979

Total current liabilities	199,205	180,044
Long-term debt, less current maturities	742,870	698,482
Accrued pension liabilities	111,742	99,645
Other liabilities and deferred credits	16,768	30,109
Deferred taxes	147,954	148,299
Commitments and contingencies (Note 8)
Stockholders’ investment:
Common stock, $.01 par value, authorized 90,000,000; outstanding: 35,755,317 as of March 31, 2012 and 36,311,143 as of March 31, 2011 (exclusive of 1,291,741 and 1,291,325 treasury shares, respectively)	363	363
Additional paid-in capital	703,628	689,795
Retained earnings	993,435	951,660
Accumulated other comprehensive loss	(159,239)	(130,117)
Treasury shares, at cost (526,895 and 0 shares, respectively)	(25,085)	—

Total Bristow Group Inc. stockholders’ investment	1,513,102	1,511,701
Noncontrolling interests	8,722	7,074

Total stockholders’ investment	1,521,824	1,518,775

Total liabilities and stockholders’ investment	$2,740,363	$2,675,354

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$65,241	$133,295	$113,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,144	89,377	74,684
Deferred income taxes	(16,288)	3,617	15,517
Discount amortization on long-term debt	3,380	3,176	2,976
(Gain) loss on disposal of assets	31,670	(8,678)	(18,665)
Gain on sale of joint ventures	—	(572)	—
Impairment of inventories	25,919	—	—
Impairment of Heliservicio investment	—	2,445	—
Stock-based compensation	11,510	12,601	13,944
Equity in earnings from unconsolidated affiliates less than (in excess of) dividends received	5,486	(6,221)	(532)
Tax benefit related to stock-based compensation	(354)	(512)	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(12,847)	(53,445)	22,421
Inventories	7,364	(4,718)	(18,295)
Prepaid expenses and other assets	1,926	4,475	8,423
Accounts payable	2,675	4,819	(1,819)
Accrued liabilities	14,607	(10,573)	(8,373)
Other liabilities and deferred credits	(5,086)	(17,731)	(8,417)

Net cash provided by operating activities	231,347	151,355	195,359
Cash flows from investing activities:
Capital expenditures	(326,420)	(145,518)	(306,923)
Deposits on assets held for sale	200	4,021	—
Proceeds from sale of joint ventures	—	1,291	—
Proceeds from asset dispositions	239,843	27,364	78,730
Investment in unconsolidated affiliates	(2,378)	—	(183,540)

Net cash used in investing activities	(88,755)	(112,842)	(411,733)
Cash flows from financing activities:
Proceeds from borrowings	159,993	253,013	—
Debt issuance costs	(871)	(3,339)	—
Repayment of debt and debt redemption premiums	(113,419)	(266,105)	(11,225)
Distributions to noncontrolling interest owners	—	(638)	—
Partial prepayment of put/call obligation	(63)	(59)	(76)
Acquisition of noncontrolling interest	(262)	(800)	(7,621)
Repurchase of common stock	(25,085)	—	—
Preferred stock dividends paid	—	—	(6,325)
Common stock dividends paid	(21,616)	—	—
Issuance of common stock	5,293	1,953	3,594
Tax benefit related to stock-based compensation	354	512	—

Net cash provided by (used in) financing activities	4,324	(15,463)	(21,653)
Effect of exchange rate changes on cash and cash equivalents	(1,727)	15,518	14,851

Net increase (decrease) in cash and cash equivalents	145,189	38,568	(223,176)
Cash and cash equivalents at beginning of period	116,361	77,793	300,969

Cash and cash equivalents at end of period	$261,550	$116,361	$77,793

Supplemental disclosure of non-cash investing activities:
Accrued proceeds on insurance claim	$—	$—	$7,104

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

(In thousands, except share amounts)

	Total Bristow Group Inc. Stockholders’ Investment
	Preferred Stock	Preferred Stock (Shares)	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income Loss	Treasury Stock	Non- Controlling Interests	Total Stockholders’ Investment	Comprehensive Income
March 31, 2009	$222,554	4,600,000	$291	29,111,436	$436,296	$718,493	$(152,454)	$—	$11,200	$1,236,380	$21,503
Issuance of common stock through incentive compensation	—	—	3	319,804	16,095	—	—	—	—	16,098
Preferred stock dividends declared	—	—	—	—	—	(6,325)	—	—	—	(6,325)
Conversion of preferred stock	(222,554)	(4,600,000)	65	6,522,800	222,489	—	—	—	—	—
Non-cash distribution of noncontrolling interest	—	—	—	—	—	(4,037)	—	—	(3,584)	(7,621)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	—	(76)	(76)
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	(2,468)	(2,468)
Change of interest gain - Bristow Norway	—	—	—	—	2,517	—	—	—	—	2,517
Currency translation adjustments	—	—	—	—	—	—	—	—	219	219
Net income	—	—	—	—	—	112,014	—	—	1,481	113,495	$113,495
Other comprehensive income	—	—	—	—	—	—	4,352	—	—	4,352	4,352

March 31, 2010	—	—	359	35,954,040	677,397	820,145	(148,102)	—	6,772	$1,356,571	$117,847
Issuance of common stock through incentive compensation	—	—	4	357,103	12,398	—	—	—	—	12,402
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	—	(697)	(697)
Acquisition of noncontrolling interest	—	—	—	—	—	(800)	—	—	—	(800)
Currency translation adjustments	—	—	—	—	—	—	—	—	19	19
Net income	—	—	—	—	—	132,315	—	—	980	133,295	133,295
Other comprehensive income	—	—	—	—	—	—	17,985	—	—	17,985	17,985

March 31, 2011	—	—	363	36,311,143	689,795	951,660	(130,117)	—	7,074	$1,518,775	$151,280
Issuance of common stock through incentive compensation	—	—	—	220,679	13,833	—	—	—	—	13,833
Correction of historical shares outstanding	—	—	—	(249,610)	—	—	—	—	—	—
Acquisition of noncontrolling interest	—	—	—	—	—	(139)	—	—	(100)	(239)
Repurchase of common stock	—	—	—	(526,895)	—	—	—	(25,085)	—	(25,085)
Common stock dividends declared	—	—	—	—	—	(21,616)	—	—	—	(21,616)
Currency translation adjustments	—	—	—	—	—	—	—	—	37	37
Net income	—	—	—	—	—	63,530	—	—	1,711	65,241	65,241
Other comprehensive loss	—	—	—	—	—	—	(29,122)	—	—	(29,122)	(29,122)

March 31, 2012	$—	—	$363	35,755,317	$703,628	$993,435	$(159,239)	$(25,085)	$8,722	$1,521,824	$36,119

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

Bristow Group Inc., a Delaware corporation (together with its consolidated entities, unless the context requires otherwise, “Bristow Group”, the “Company”, “we”, “us”, or “our”), is the leading provider of helicopter services to the worldwide offshore energy industry based on the number of aircraft operated and one of two helicopter service providers to the offshore energy industry with global operations. With a fleet of 556 aircraft as of March 31, 2012, including 195 held by unconsolidated affiliates, Bristow Group and its affiliates conduct major transportation operations in the North Sea, Nigeria and the U.S. Gulf of Mexico, and in most of the other major offshore oil and gas producing regions of the world, including Alaska, Australia, Brazil, Russia and Trinidad. Certain of our affiliates also provide helicopter military training, search and rescue services and helicopter flight training.

Basis of Presentation

The consolidated financial statements include the accounts of Bristow Group Inc. and its consolidated entities after elimination of all significant intercompany accounts and transactions. Investments in affiliates in which we have a majority voting interest and entities that meet the criteria of Variable Interest Entities (“VIEs”) of which we are the primary beneficiary are consolidated. See discussion of VIEs in Note 3. We apply the equity method of accounting for investments in entities if we have the ability to exercise significant influence over an entity that (a) does not meet the variable interest entity criteria or (b) meets the variable interest entity criteria, but for which we are not deemed to be the primary beneficiary. We apply the cost method of accounting for investments in other entities if we do not have the ability to exercise significant influence over the unconsolidated affiliate. These investments in private companies are carried at cost and are adjusted only for capital distributions and other-than-temporary declines in value. Dividends from cost method investments are recognized in earnings from unconsolidated affiliates, net of losses, when paid.

Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ended March 31, 2012 is referred to as fiscal year 2012.

Certain reclassifications of prior period information have been made to conform to the presentation of the current period information. These reclassifications had no effect on net income as previously reported.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Significant Accounting Policies

Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Areas where accounting estimates are made by management include:

•	Allowances for doubtful accounts;

•	Inventory allowances;

•	Property and equipment;

•	Goodwill, intangible and other long-lived assets;

•	Pension benefits;

•	Contingent liabilities; and

•	Taxes.

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

The following table is a rollforward of the allowance for doubtful accounts, including affiliates and non-affiliates, for fiscal years 2012, 2011 and 2010 (in thousands):

	Fiscal Year Ended March 31,
	2012	2011	2010
Balance – beginning of fiscal year	$99	$4,956	$4,009
Additional allowances	162	1,039	5,441
Write-offs and collections	(18)	(5,896)	(4,495)
Foreign currency effects	—	—	1

Balance – end of fiscal year	$243	$99	$4,956

During fiscal years 2011 and 2010, we recorded allowances of $1.0 million and $4.6 million, respectively, against amounts billed to Heliservicio Campeche S.A. de C.V. (“Heliservicio”), an unconsolidated affiliate through July 15, 2011, where collectability was deemed less than probable. In fiscal year 2011, as a result of the settlement of amounts due from Heliservicio in connection with the agreement to sell our remaining interest in Heliservicio, we wrote-off $5.6 million in accounts receivable from Heliservicio, reducing the allowance for prior billings from Heliservicio to zero. See Note 2 for further discussion of the operations of and transactions with Heliservicio.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories — Inventories are stated at the lower of average cost or market value and consist primarily of spare parts. The following table is a rollforward of the allowance related to obsolete and excess inventory for fiscal years 2012, 2011 and 2010 (in thousands):

	Fiscal Year Ended March 31,
	2012	2011	2010
Balance – beginning of fiscal year	$16,018	$13,685	$9,969
Impairment of inventories	25,919	—	—
Additional allowances	3,124	10,422	8,632
Inventory disposed and scrapped	(11,331)	(8,755)	(5,406)
Foreign currency effects	634	666	490

Balance – end of fiscal year	$34,364	$16,018	$13,685

During fiscal year 2012, we recorded an impairment charge of $25.9 million to write-down certain spare parts within inventories to lower of cost or market value. This impairment charge resulted from the identification of $48.8 million of inventory that is dormant, obsolete or excess based on a review of our future inventory needs completed during fiscal year 2012. This inventory review was driven by changes to our future fleet strategy. The change in fleet strategy resulted from (1) a continued shift in demand for our aircraft to newer technology aircraft types, (2) the introduction of the Bristow Client Promise through which we will position Bristow Group as the premium service provider of offshore transportation services and (3) the introduction of the new financial metric of Bristow Value Added. The change in demand for our older aircraft has accelerated over the last few quarters as a result of a renewed focus on safety and reliability across the offshore energy industry after the Macondo oil spill in the U.S. Gulf of Mexico. The change in fleet strategy resulted in the determination that we will operate certain older types of aircraft for a shorter period than originally anticipated and led to the global review of spare parts inventories supporting our fleet. This impairment charge is included on a separate line within operating expense on the condensed consolidated statements of income.

Additionally, during fiscal year 2012, we sold inventory in Mexico for a loss of $1.0 million. This loss is recorded as a reduction in gain (loss) on disposal of assets on the consolidated statement of income.

Property and Equipment — Property and equipment are stated at cost. Property and equipment includes construction in progress, primarily consisting of progress payments on aircraft purchases and facility construction, of $126.6 million and $112.4 million as of March 31, 2012 and 2011, respectively. Interest costs applicable to the construction of qualifying assets are capitalized as a component of the cost of such assets.

Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of aircraft range from 5 to 15 years, and the residual value used in calculating depreciation of aircraft ranges from 30% to 50% of cost. The estimated useful lives for buildings on owned properties range from 15 to 40 years. Other depreciable assets are depreciated over estimated useful lives ranging from 3 to 15 years, except for leasehold improvements which are depreciated over the lesser of the useful life of the improvement or the lease term (including any period where we have options to renew if it is probable that we will renew the lease). The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and the resulting gains or losses are included in gain (loss) on disposal of assets.

We capitalize betterments and improvements to our aircraft and amortize such costs over the remaining useful lives of the aircraft. Betterments and improvements increase the life or utility of an aircraft.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill — Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Goodwill has an indefinite useful life and is not amortized, but is assessed for impairment annually as of March 31.

Goodwill totaling $29.6 million and $32.0 million as of March 31, 2012 and 2011, respectively, relates to our business units as follows (in thousands):

	Europe	Bristow Academy	West Africa	Other International	Total
March 31, 2010	$14,644	$10,210	$6,325	$576	$31,755
Foreign currency translation	294	53	(55)	—	292

March 31, 2011	14,938	10,263	6,270	576	32,047
Purchase price adjustment to previously acquired goodwill (1)	(1,914)	—	—	—	(1,914)
Foreign currency translation	(470)	(3)	(16)	—	(489)

March 31, 2012	$12,554	$10,260	$6,254	$576	$29,644

(1)	Relates to the correction of an immaterial error related to the acquisition of an additional interest in Bristow Norway.

In the fourth quarter of fiscal year 2012, we adopted new accounting guidance that allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount and if a quantitative assessment should be performed. We performed a qualitative analysis and concluded it is more likely than not that the fair value of each reporting unit is not less than the carrying value and, therefore, did not perform a quantitative analysis. Accordingly, the annual impairment assessment as of March 31, 2012 indicated there is no impairment of goodwill. Qualitative factors considered during our assessment include the capital markets environment, global economic conditions, the demand for helicopter services, the necessity for training of new pilots (Bristow Academy only), changes in our results of operations, the magnitude of the excess of fair value over the carrying amount of each reporting unit as determined in prior years’ quantitative testing, and other factors. In addition to the annual assessment, an impairment assessment of goodwill is conducted when events occur or circumstance change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill totaling approximately $4.8 million as of March 31, 2012 is expected to be deductible for tax purposes.

Other Intangible Assets — Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values. Intangible assets by type were as follows (in thousands):

	Client contracts	Non-compete agreements	Client relationships	Licenses	Total
	Gross Carrying Amount
March 31, 2010	$7,056	$3,393	$1,718	$817	$12,984
Foreign currency translation	281	—	68	32	381

March 31, 2011	7,337	3,393	1,786	849	13,365
Foreign currency translation	(86)	—	(40)	(9)	(135)

March 31, 2012	$7,251	$3,393	$1,746	$840	$13,230

	Accumulated Amortization
March 31, 2010	$(1,722)	$(2,081)	$(231)	$(138)	$(4,172)
Amortization expense	(1,270)	(698)	(170)	(80)	(2,218)

March 31, 2011	(2,992)	(2,779)	(401)	(218)	(6,390)
Amortization expense	(1,353)	(614)	(181)	(86)	(2,234)

March 31, 2012	$(4,345)	$(3,393)	$(582)	$(304)	$(8,624)

Weighted average remaining contractual life, in years	2.1	—	6.4	6.2	2.1

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future amortization expense of intangible assets for each of the years ending March 31 are as follows (in thousands):

2013	$1,620
2014	1,620
2015	467
2016	267
2017	267
Thereafter	365

$4,606

The non-compete agreements relate to Bristow Academy. The client contracts, client relationships and licenses relate to Bristow Norway, included in our Europe business unit.

Impairment of Long-Lived Assets — Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset or asset group to be held and used exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. Assets held for sale are classified as current assets in our consolidated balance sheets and recorded at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale (if any) are presented separately in the appropriate asset and liability sections of the consolidated balance sheets. We recorded impairment charges of $26.3 million and $1.5 million included in gain (loss) on disposal of assets to reduce the carrying value of aircraft held for sale in fiscal years 2012 and 2011, respectively. We did not recognize any impairment charges related to long-lived assets in fiscal year 2010. Additionally, in fiscal year 2012, we recorded an impairment charge in depreciation and amortization expense for two medium aircraft, which management intends to sell prior to the previously estimated useful life of the aircraft, resulting from the review of our operational fleet. See further discussion in Note 4.

Impairment of Investments in Unconsolidated Affiliates — We perform regular reviews of each investee’s financial condition, the business outlook for its products and services, and its present and projected results and cash flows. When an investee has experienced consistent declines in financial performance or difficulties raising capital to continue operations, and when we expect the decline to be other-than-temporary, the investment is written down to fair value. Actual results may vary from estimates due to the uncertainty regarding the projected financial performance of investees, the severity and expected duration of declines in value, and the available liquidity in the capital markets to support the continuing operations of the investees in which we have investments. During fiscal year 2011, we recorded an impairment charge included in other income (expense), net of $2.4 million related to our investment in Heliservicio. See a discussion of the transaction resulting in the impairment of this investment in Note 2. We did not recognize any impairment charges related to our investments in unconsolidated affiliates in fiscal years 2012 and 2010.

Other Assets — In addition to the intangible assets discussed above, other assets as of March 31, 2012 and 2011 primarily include debt issuance costs of $8.1 million and $8.9 million, respectively, which are being amortized over the life of the related debt.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Proceeds from casualty insurance settlements in excess of the carrying value of damaged assets are recognized in gain (loss) on disposal of assets when we have received proof of loss documentation or are otherwise assured of collection of these amounts.

Revenue Recognition — In general, we recognize revenue when it is both realized or realizable and earned. We consider revenue to be realized or realizable and earned when the following conditions exist: there is persuasive evidence of an arrangement, generally a client contract exists; the services or products have been performed or delivered to the client; the sales price is fixed or determinable; and collection is probable. More specifically, revenue from helicopter services is recognized based on contractual rates as the related services are performed. The charges under these contracts are generally based on a two-tier rate structure consisting of a daily or monthly fixed fee plus additional fees for each hour flown. These contracts are for varying periods and generally permit the client to cancel the contract before the end of the term. We also provide services to clients on an “ad hoc” basis, which usually entails a shorter notice period and shorter duration. The charges for ad hoc services are based on an hourly rate or a daily or monthly fixed fee plus additional fees for each hour flown. In order to offset potential increases in operating costs, our long-term contracts may provide for periodic increases in the contractual rates charged for our services. We recognize the impact of these rate increases when the criteria outlined above have been met. This generally includes written recognition from the clients that they are in agreement with the amount of the rate escalation. In addition, our standard rate structure is based on fuel costs remaining at or below a predetermined threshold. Fuel costs in excess of this threshold are generally reimbursed by the client and included in operating revenue in our consolidated statements of income. Other cost reimbursements from clients are recorded as reimbursable revenue in our consolidated statements of income.

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

Foreign Currency — In preparing our financial statements, we must convert all non-U.S. dollar currencies to U.S. dollars. Balance sheet information is presented based on the exchange rate as of the balance sheet date, and statement of income information is presented based on the average conversion rate for the period. The various components of stockholders’ investment are presented at their historical average exchange rates. The resulting difference after applying the different exchange rates is the currency translation adjustment. Foreign currency transaction gains and losses result from the effect of changes in exchange rates on transactions denominated in currencies other than a company’s functional currency, including transactions between consolidated companies. An exception is made where an

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intercompany loan or advance is deemed to be of a long-term investment nature, in which instance foreign currency transaction gains or losses are included as currency translation adjustments and are reported in stockholders’ investment as accumulated other comprehensive gains or losses. Changes in exchange rates could cause significant changes in our financial position and results of operations in the future.

As a result of changes in exchange rates, we recorded foreign currency transaction gains of $0.4 million during fiscal year 2012 and foreign currency transaction losses of approximately $0.1 million and $1.2 million during fiscal years 2011 and 2010, respectively. Our earnings from unconsolidated affiliates, net of losses, are also affected by the impact of changes in foreign currency exchange rates on the reported results of our unconsolidated affiliates. During fiscal years 2012, 2011 and 2010, earnings from unconsolidated affiliates, net of losses, were decreased by $8.1 million and increased by $2.9 million and $5.3 million, respectively, as a result of the impact of changes in foreign currency exchange rates on the results of our unconsolidated affiliates, primarily the impact of changes in the Brazilian real and U.S. dollar exchange rate on results for our affiliate in Brazil.

Derivative Financial Instruments — See Note 7 for a discussion of our accounting for derivative financial instruments.

Incentive Compensation — See Note 10 for a discussion of our accounting for incentive compensation arrangements.

Other Income (Expense), Net — The amounts for fiscal years 2012, 2011 and 2010 include the foreign currency transaction gains and losses described under “Foreign Currency” above. Other income (expense), net in fiscal year 2012 did not include any other significant items. Other income (expense), net in fiscal year 2011 also includes $2.4 million for impairment of our investment in Heliservicio, gains on sales of two joint ventures of $0.6 million and a $2.3 million redemption premium as a result of the early redemption of the 6 1/8% Senior Notes due 2013 (“6 1/8% Senior Notes”). Other income (expense), net in fiscal year 2010 also includes $3.9 million of hedging gains resulting from termination of forward contracts on euro-denominated aircraft purchase commitments.

Recent Accounting Pronouncement

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement that provides new guidance on the presentation of comprehensive income in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two, separate, but consecutive, statements. Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income. Under the two-statement approach, entities must report a statement of income and, immediately following, a statement of comprehensive income. Under either method, entities must display adjustments for items reclassified from other comprehensive income to net income in both net income and comprehensive income. In December 2011, the FASB deferred the effective date of the presentation of reclassifications of items out of other comprehensive income. The remaining provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We will adopt this pronouncement for our fiscal year 2013 beginning April 1, 2012.

Note 2 — ACQUISITIONS AND DISPOSITIONS

Líder Acquisition

On May 26, 2009, we acquired a 42.5% interest in Líder Aviação Holding S.A. (“Líder”), the largest provider of helicopter and executive aviation services in Brazil, for $179.9 million, including transaction costs incurred in fiscal years 2010 and 2009. The investment is accounted for under the equity method of accounting. In connection with this transaction, Líder purchased one large and four medium aircraft from us for $55.0 million, resulting in a net cash outlay of $124.9 million. For the five years after this acquisition, Bristow Group has the right to provide 100% of Líder’s helicopter lease requirements as well as the right to lease 50% of Líder’s total medium and large helicopter requirements that it would otherwise fulfill through purchase or finance lease.

Additionally, the terms of the purchase agreement included incremental earn-out payments of $8.5 million for each year in the three-year period ending December 31, 2011 and a cumulative earn-out payment up to an additional $27.6

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million based on the achievement of growth targets over the three-year period ending December 31, 2011. Based on Líder’s audited results for the years ended December 31, 2011, 2010 and 2009, none of the earn-out payments were earned. In connection with the acquisition of our interest in Líder, we entered into a shareholders’ agreement that defines certain rights held by shareholders of Líder. Pursuant to the shareholders’ agreement, we are entitled to appoint one of the five members of Líder’s board of directors and our approval is required for certain actions. The shareholders’ agreement also includes provisions relating to the transfer of Líder shares, including provisions that restrict the sale by us of our Líder shares for three years, provide us with a right of first refusal on certain secondary sales and a tag along right for transfers of shares and require our consent for an initial public offering by Líder in specified circumstances.

Heliservicio and RLR

Prior to January 2010, we had a 24% interest in Heliservicio and a 70% interest in Rotorwing Leasing Resources, L.L.C. (“RLR”) for our operations in Mexico. In January 2010, we acquired an additional 29% interest in RLR for $7.6 million and as a result owned 99% of RLR. Additionally, in January and February 2010, we and our partner contributed $4.6 million and $14.5 million, respectively, to Heliservicio. This contribution did not change our ownership percentage in Heliservicio. As of December 31, 2009, Heliservicio owed RLR and other Bristow Group subsidiaries $29.7 million. Subsequent to the January 2010 contributions to Heliservicio, Heliservicio settled a portion of the amounts due to us and our partner for services provided to Heliservicio in prior periods. Heliservicio had remaining outstanding amounts due to us totaling $12.8 million as of March 31, 2010 of which we provided an allowance for doubtful accounts of $4.6 million ($0.9 million of which related to disputed invoices).

On January 14, 2011, we entered into an Equity Interest Purchase and Sale Agreement with Controladora De Servicios Aeronauticos, S.A. de C.V. (“CICSA”) and Rotorwing Financial Services, Inc. (“RFS”), the owner of the other 76% of Heliservicio and the owner of the other 1% of RLR, respectively. Through this agreement, we and our partners agreed that CICSA would purchase the remaining 24% interest in Heliservicio. Additionally, concurrent with the sale of our interest in Heliservicio, we would execute an option to purchase the 1% interest in RLR owned by RFS. This transaction closed on July 15, 2011 resulting in us having no ownership interest in Heliservicio and full ownership of RLR. Our ownership interest in Heliservicio transferred to CICSA for no proceeds; however, as we had impaired our investment in Heliservicio as of March 31, 2011, we recognized no gain or loss on this transaction during fiscal year 2012. We acquired the remaining 1% interest in RLR for $0.3 million.

We continue to lease aircraft from RLR and other consolidated subsidiaries to Heliservicio under revised lease agreements.

Note 3 — VARIABLE INTEREST ENTITIES AND OTHER INVESTMENTS IN SIGNIFICANT AFFILIATES

VIEs

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

As of March 31, 2012, we had interests in three VIEs of which we are the primary beneficiary, which are described below, and had no interests in VIEs of which we are not the primary beneficiary.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to our ownership of 49% of Bristow Aviation’s outstanding ordinary shares, in May 2004, we acquired eight million shares of deferred stock, essentially a subordinated class of stock with no voting rights, from Bristow Aviation for £1 per share ($14.4 million in total). We also have £91.0 million ($145.4 million) principal amount of subordinated unsecured loan stock (debt) of Bristow Aviation bearing interest at an annual rate of 13.5% and payable semi-annually. Payment of interest on such debt has been deferred since its incurrence in 1996. Deferred interest accrues at an annual rate of 13.5% and aggregated $975.1 million as of March 31, 2012.

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

Furthermore, the call option provides a mechanism whereby the economic risk for the other investors is limited should the financial condition of Bristow Aviation deteriorate. The call option price is the nominal value of the ordinary shares held by the noncontrolling shareholders (£1.0 million as of March 31, 2012) plus an annual guaranteed rate of return less any prepayments of such call option price and any dividends paid on the shares concerned. We can elect to pre-pay the guaranteed return element of the call option price wholly or in part without exercising the call option. No dividends have been paid. We have accrued the annual return due to the other shareholders at a rate of sterling LIBOR plus 3% (prior to May 2004, the rate was fixed at 12%) by recognizing noncontrolling interest expense in our consolidated statements of income, with a corresponding increase in noncontrolling interest on our consolidated balance sheets. Prepayments of the guaranteed return element of the call option are reflected as a reduction in noncontrolling interest on our consolidated balance sheets. The other investors have an option to put their shares in Bristow Aviation to us. The put option price is calculated in the same way as the call option price except that the guaranteed rate for the period to April 2004 was 10% per annum. If the put option is exercised, any pre-payments of the call option price are set off against the put option price.

Changes in the balance for the noncontrolling interest associated with Bristow Aviation are as follows (in thousands):

	Fiscal Year Ended March 31,
	2012	2011	2010
Balance – beginning of fiscal year	$1,582	$1,495	$1,419
Payments to noncontrolling interest shareholders	(63)	(59)	(76)
Noncontrolling interest expense	62	59	65
Currency translation	(4)	87	87

Balance – end of fiscal year	$1,577	$1,582	$1,495

Bristow Aviation and its subsidiaries are exposed to similar operational risks and are therefore monitored and evaluated on a similar basis by management. Accordingly, the financial information reflected on our consolidated

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance sheets and statements of income for Bristow Aviation and subsidiaries is presented in the aggregate, including intercompany amounts with other consolidated entities, as follows (in thousands):

	March 31,
	2012	2011
Assets
Cash and cash equivalents	$31,978	$29,840
Accounts receivable	274,853	190,896
Inventories	98,208	108,586
Prepaid expenses and other current assets	30,975	50,296

Total current assets	436,014	379,618
Investment in unconsolidated affiliates	12,370	12,344
Property and equipment, net	148,622	221,274
Goodwill	13,528	15,915
Other assets	11,529	9,794

Total assets	$622,063	$638,945

Liabilities
Accounts payable	$109,967	$72,140
Accrued liabilities	1,049,419	902,570
Deferred taxes	9,142	9,816
Short-term borrowings and current maturities of long-term debt	—	2,724

Total current liabilities	1,168,528	987,250
Long-term debt, less current maturities	154,217	156,080
Accrued pension liabilities	111,742	99,645
Other liabilities and deferred credits	719	13,043
Deferred taxes	—	16,334

Total liabilities	$1,435,206	$1,272,352

	Fiscal Year Ended March 31,
	2012	2011	2010
Revenue	$1,044,060	$904,849	$845,169
Operating (loss) income	(16,543)	36,789	36,828
Net loss	(151,707)	(86,451)	(76,143)

Bristow Helicopters Nigeria Ltd. — Bristow Helicopters Nigeria Ltd. (“BHNL”) is a joint venture in Nigeria with local partners in which we own an interest of 40%. BHNL provides helicopter services to clients in Nigeria.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pan African Airlines Nigeria Ltd. — Pan African Airlines Nigeria Ltd. (“PAAN”) is a joint venture in Nigeria with local partners in which we own an interest of 50.17%. PAAN provides helicopter services to clients in Nigeria.

The activities that most significantly impact PAAN’s economic performance relate to the day-to-day operation of PAAN, setting of operating and capital budgets and strategic decisions regarding the potential expansion of PAAN’s operations. Throughout the history of PAAN, our representation on the board and our secondment to PAAN of its managing director has enabled us to direct the key operational decisions of PAAN (without objection from the other board members). We have also historically provided subordinated financial support to PAAN and will need to continue to do so unless and until PAAN acquires sufficient equity to permit itself to finance its activities without that additional support from us. As we have the power to direct the most significant activities affecting the economic performance and ongoing success of PAAN and hold a variable interest in the form of our equity investment and working capital infusions, we consolidate PAAN as the primary beneficiary. However, as long as we own a majority interest in PAAN, the separate presentation of financial information in a tabular format for PAAN is not required.

Other Significant Affiliates — Consolidated

In addition to the VIEs discussed above, we consolidate the following less than 100% owned entity:

Aviashelf Aviation Co. — Bristow Aviation has a 48.5% interest in Aviashelf Aviation Co. (“Aviashelf”), a Russian helicopter company. Additionally, we own 51% of two U.K. joint venture companies, Bristow Helicopters Leasing Ltd. (“BHLL”) and Sakhalin Bristow Air Services Ltd. (“SBAS”). These two U.K. companies lease aircraft to Aviashelf which holds the contracts for our Russian operations. Aviashelf is consolidated based on the ability of certain consolidated subsidiaries of Bristow Aviation to control the vote on a majority of the shares of Aviashelf, rights to manage the day to day operations of the company which were granted under a shareholders’ agreement, and our ability to acquire an additional 8.5% interest in Aviashelf under a put/call option agreement.

Other Significant Affiliates — Unconsolidated

We have investments in other significant unconsolidated affiliates as described below.

PAS — In Egypt, we operate through our 25% interest in Petroleum Air Services (“PAS”), an Egyptian corporation. PAS provides helicopter and fixed wing transportation to the offshore energy industry. Additionally, spare fixed wing capacity is chartered to tourism operators. PAS owns 45 aircraft. PAS is accounted for under the cost method as we are unable to exert significant influence over its operations.

FB Entities — We own a 50% interest in each of FBS Limited (“FBS”), FB Heliservices Limited (“FBH”), and FB Leasing Limited (“FBL”), collectively referred to as the FB Entities, U.K. corporations which principally provide pilot training, maintenance and support services to the British military under a contract that runs through March 2016 with two possible one year extensions. In connection with the performance of this contract, Bristow Aviation has guaranteed repayment of up to £10 million ($16.0 million) of FBS’s outstanding debt obligation for aircraft purchased. FBS and FBL own and operate a total of 64 aircraft. The FB Entities are accounted for under the equity method.

Líder — In Brazil, we own a 42.5% interest in Líder, a provider of helicopter and executive aviation services. Líder’s fleet has 53 helicopters and 33 fixed wing aircraft. Líder also leases 11 aircraft from us and one aircraft from a third party to provide helicopter services to its clients. Líder is accounted for under the equity method. See Note 2.

Other — Historically, in addition to the expansion of our business through purchases of new and used aircraft, we have also established new joint ventures with local partners or purchased significant ownership interests in companies with ongoing helicopter operations, particularly in countries where we have no operations or our operations are limited in scope, and we continue to evaluate similar opportunities which could enhance our operations. Where we believe that it is probable that an equity method investment will result, the costs associated with such investment evaluations are deferred and included in investment in unconsolidated affiliated in the consolidated balance sheet. For each investment evaluated, an impairment of deferred costs is recognized in the period in which we determined that it is no longer probable an equity method investment will result. As of March 31, 2012, we had $2.4 million in investments in unconsolidated affiliates in the process of being evaluated.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our percentage ownership and investment balances for the unconsolidated affiliates are as follows:

	March 31,
	2012	2011	2012	2011
			(In thousands)
Cost Method:
PAS	25%	25%	$6,286	$6,286
Other			104	104
Equity Method:
FB Entities	50%	50%	11,410	11,508
Heliservicio (1)	—%	24%	—	—
Líder	42.5%	42.5%	183,916	189,854
Other			3,384	882

Total			$205,100	$208,634

Earnings from unconsolidated affiliates were as follows (in thousands):

	Fiscal Year Ended March 31,
	2012	2011	2010
Dividends from entities accounted for on the cost method:
PAS	$2,060	$2,560	$2,560
Other	337	89	217

	2,397	2,649	2,777
Earnings, net of losses, from entities accounted for on the equity method:
FB Entities	11,014	9,686	8,645
Heliservicio (1)	—	(884)	(1,958)
Líder	(3,280)	8,513	2,275
Other	548	137	113

	8,282	17,452	9,075

Total	$10,679	$20,101	$11,852

(1)	See discussion of our investment in Heliservicio in Note 2. Prior to July 15, 2011, Heliservicio was a VIE which we were not the primary beneficiary and was accounted for under the equity method.

We received $14.1 million, $11.5 million and $11.3 million of dividends from our investments accounted for on the equity method for fiscal years 2012, 2011 and 2010, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of combined financial information of our unconsolidated affiliates accounted for under the equity method is set forth below (in thousands):

	March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Current assets	$232,010	$235,174
Non-current assets	473,815	467,922

Total assets	$705,825	$703,096

Current liabilities	$142,432	$185,427
Non-current liabilities	330,436	266,630
Equity	232,957	251,039

Total liabilities and equity	$705,825	$703,096

	Fiscal Year Ended March 31,
	2012	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$526,216	$606,097	$493,627
Gross profit	$95,508	$99,828	$56,491
Net income	$23,926	$50,091	$12,632

Note 4 — PROPERTY AND EQUIPMENT AND ASSETS HELD FOR SALE

Property and Equipment

Fiscal year 2012. During fiscal year 2012, we made capital expenditures of $326.4 million for aircraft and other equipment, adding a total of 11 owned aircraft to our consolidated fleet. We also completed the following transactions during fiscal year 2012:

•

The disposal of 29 aircraft and other equipment for proceeds of $58.2 million, which resulted in a net loss of $3.3 million included in gain (loss) on disposal of assets in our consolidated statement of income.

•	We received proceeds of $147.8 million for the sale of seven aircraft and entered into seven separate agreements to lease back these aircraft.

•

We transferred our interest in two aircraft previously included in construction in progress within property and equipment on our consolidated balance sheet in return for $23.4 million in progress payments previously paid on these aircraft.

•	We received proceeds from insurance recoveries of $10.4 million, recording a loss of $1.1 included in gain (loss) on disposal of assets in our consolidated statement of income.

•

We recorded an impairment charge of $2.8 million related to two medium aircraft our management intends to sell prior to the previously estimated life of the aircraft. This impairment charge is included in depreciation and amortization expense in the consolidated statement of income.

•

We recorded an impairment charge of $2.7 million resulting from the abandonment of certain assets located in Creole, Louisiana and used in our U.S. Gulf of Mexico operations as we ceased operations from that location. This impairment charge is included in depreciation and amortization expense in the consolidated statement of income.

•

We recorded a $1.1 million loss on the disposal of a fixed wing aircraft previously operating in Nigeria that was damaged in an incident upon landing. The aircraft was insured, but subject to self-insured retention and loss sensitive factors. The $1.1 million loss is included as a reduction in gain (loss) on disposal of assets in our consolidated statement of income.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	We transferred 21 aircraft to held for sale, reducing property and equipment by $30.2 million.

The disposal of aircraft in fiscal year 2012 included the disposal of nine AS332L large aircraft for $28.9 million, realizing a loss of $5.6 million. See discussion of impairment of held for sale AS332Ls under “Assets Held for Sale” below.

Fiscal Year 2011. During fiscal year 2011, we made capital expenditures of $145.5 million for aircraft and other equipment, adding a total of 8 owned aircraft to our fleet. We also completed the following transactions during fiscal year 2011:

•	The disposal of 16 aircraft and other equipment for proceeds of proceeds of $20.1 million, which together resulted in a net gain of $10.2 million included in gain (loss) on disposal of assets.

•	We received proceeds from insurance recoveries of $7.3 million, of which a gain of $4.2 million was recorded in fiscal year 2010.

•

We recorded an impairment charge of $5.3 million, included in depreciation and amortization expense, related to expenditures made primarily in fiscal years 2010 and 2009 to upgrade an internal software system, as it was no longer probable that this system upgrade would be completed. These expenditures had been included in construction in progress.

•	We received $4.0 million in deposit for aircraft and inventory held for sale.

•	We transferred 14 aircraft to held for sale, reducing property and equipment by $27.4 million.

Fiscal Year 2010. During fiscal year 2010, we made capital expenditures of $306.9 million for aircraft and other equipment, adding a total of 26 owned aircraft to our fleet. We also completed the following transactions during fiscal year 2010:

•

The disposal of 22 aircraft and other equipment for proceeds of $78.7 million, which together resulted in a net gain of $14.5 million included in gain (loss) on disposal of assets in the consolidated statement of income.

•	We recorded a $4.2 million gain related to insurance recoveries as discussed above.

Assets Held for Sale

As of March 31, 2012 and 2011, we had 19 and 16 aircraft, respectively, totaling $18.7 million and $31.6 million classified as held for sale. We recorded impairment charges of $26.3 million and $1.5 million to reduce the carrying value of 19 and three aircraft held for sale, during fiscal years 2012 and 2011, respectively. These impairment charges are included as a reduction in gain (loss) on disposal of assets in the consolidated statements of income. No impairment charge was recorded in fiscal year 2010 to reduce the carrying value of aircraft to their fair values.

The impairment charges recorded in fiscal year 2012 include a charge of $23.3 million related to two AS332Ls included as part of the sale of the AS332Ls discussed under “Property and Equipment” above, but where title did not transfer prior to March 31, 2012, and five other AS332Ls held for sale. This impairment was triggered as a result of losses realized on the sale of similar aircraft in fiscal year 2012.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — DEBT

Debt as of March 31, 2012 and 2011 consisted of the following (in thousands):

	March 31,
	2012	2011
7 1/2% Senior Notes due 2017, including $0.3 million and $0.4 million of unamortized premium, respectively	$350,346	$350,410
Term Loan	245,000	200,000
Revolving Credit Facility	59,300	30,000
3% Convertible Senior Notes due 2038, including $12.4 million and $15.8 million of unamortized discount, respectively	102,599	99,219
Bristow Norway Debt	—	11,454
RLR Note	—	14,900
Other debt	—	1,478

Total debt	757,245	707,461
Less short-term borrowings and current maturities of long-term debt	(14,375)	(8,979)

Total long-term debt	$742,870	$698,482

7 1/2% Senior Notes due 2017 — On June 13 and November 13, 2007, we completed offerings totaling $350 million of 7 1/2% Senior Notes due 2017 (the “7 1/2% Senior Notes”). $50 million of the notes were issued for a premium of $0.6 million, which is being amortized over the life of the notes as a reduction of interest expense. These notes are unsecured senior obligations and rank effectively junior in right of payment to all of our existing and future secured indebtedness, rank equal in right of payment with our existing and future senior unsecured indebtedness and rank senior in right of payment to any of our existing and future subordinated indebtedness. The 7 1/2% Senior Notes are guaranteed by certain of our U.S. subsidiaries (the “Guarantor Subsidiaries”), which are the same subsidiaries that guaranteed the 6 1/8% Senior Notes due 2013 and are guarantors of the 3% Convertible Senior Notes (discussed below). The indenture for the 7 1/2% Senior Notes includes restrictive covenants which limit, among other things, our ability to incur additional debt, issue disqualified stock, pay dividends, repurchase stock, invest in other entities, sell assets, incur additional liens or security, merge or consolidate the Company and enter into transactions with affiliates. Interest on the 7 1/2% Senior Notes is paid on March 15 and September 15 of each year and the 7 1/2% Senior Notes mature on September 15, 2017. The 7 1/2% Senior Notes are redeemable at our option; however, any payment or re-financing of these notes prior to September 15, 2012 is subject to a make-whole premium, and any payment or re-financing is subject to a prepayment premium of 103.75%, 102.50% and 101.25% if redeemed during the twelve-month period beginning on September 15 of 2012, 2013 and 2014, respectively, after which the 7 1/2% Senior Notes are redeemable at par. Pursuant to a registration rights agreement with the holders of our 7 1/2% Senior Notes, we exchanged their notes for publicly registered notes with identical terms on March 3, 2008.

Revolving Credit Facility and Term Loan — In November 2010, we entered into a $375 million amended and restated revolving credit and term loan agreement (“Amended and Restated Credit Agreement”), which included a five-year, $175 million revolving credit facility (with a subfacility of $30 million for letters of credit) (“Revolving Credit Facility”) and a five-year, $200 million term loan (“Term Loan”) (together referred to as our “Credit Facilities”). Proceeds from the Term Loan and the borrowings under the Revolving Credit Facility were used primarily to redeem the 6 1/8% Senior Notes as described below.

On December 22, 2011, we entered into the First Amendment to the Amended and Restated Credit Agreement (the “Amendment”). The Amendment (i) increased the commitments under the Revolving Credit Facility from $175 million to $200 million, (ii) increased our Term Loan borrowings from $200 million to $250 million, (iii) extended the maturity date of the Revolving Credit Facility and Term Loan from November 2015 to December 2016 and (iv) reduced the applicable margins and commitment fees with respect to the Revolving Credit Facility and Term Loan. Proceeds from the $50 million increase of the Term Loan were used to pay off other borrowings at higher interest rates and for general corporate purposes. Borrowings under the Term Loan are payable in quarterly installments and commenced on December 30, 2011, with $133.8 million due in December 2016.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As amended by the Amendment, borrowings under the Revolving Credit Facility bear interest at an interest rate equal to, at our option, either the Base Rate or LIBOR (or EURIBO, in the case of Euro-denominated borrowings) plus the applicable margin. “Base Rate” means the higher of (1) the prime rate and (2) the Federal Funds rate plus 0.50% per annum. The applicable margin for borrowings ranges from 0.00% to 2.25%, depending on whether the Base Rate or LIBOR is used, and is determined based on our leverage ratio pricing grid. In addition, under the Amended and Restated Credit Agreement, we are required to pay fees on the daily unused amount of the Revolving Credit Facility in an amount per annum equal to an applicable percentage, which ranges from 0.25% to 0.50% and is determined based on our leverage ratio pricing grid. Fees owed on the letters of credit issued under the Revolving Credit Facility are equal to the applicable margin for LIBOR borrowings. The interest rate was 2.25% and 2.75% as of March 31, 2012 and 2011, respectively.

Obligations under the Amended and Restated Credit Agreement are guaranteed by the Guarantor Subsidiaries and secured by the U.S. cash and cash equivalents, accounts receivable, inventories, non-aircraft equipment, prepaid expenses and other current assets, intangible assets and intercompany promissory notes held by Bristow Group Inc. and the Guarantor Subsidiaries, and 100% and 65% of the capital stock of certain of our principal domestic and foreign subsidiaries, respectively. In addition, the Amended and Restated Credit Agreement includes customary covenants, including certain financial covenants and restrictions on our ability to enter into certain transactions, including those that could result in the incurrence of additional indebtedness and liens; the making of loans, guarantees or investments; sale of assets; payments of dividends or repurchases of our capital stock; and entering into transactions with affiliates.

During fiscal year 2012, we made payments of $80.0 million and $5.0 million to reduce our borrowings under the Revolving Credit Facility and Term Loan, respectively. Additionally, we have received loan proceeds under the Revolving Credit Facility of $109.3 million which were primarily used for aircraft purchase payments. As of March 31, 2012, we had $0.6 million in letters of credit and $59.3 million in loans outstanding under the Revolving Credit Facility.

6 1/8% Senior Notes due 2013 — On June 20, 2003, we completed an offering of $230 million of the 6 1/8% Senior Notes. These notes were unsecured senior obligations and ranked effectively junior in right of payment to all our existing and future secured indebtedness, ranked equal in right of payment with our existing and future senior unsecured indebtedness and ranked senior in right of payment to any of our existing and future subordinated indebtedness. The 6 1/8% Senior Notes were guaranteed by the Guarantor Subsidiaries and scheduled to mature on June 15, 2013. On December 23, 2010, we redeemed the 6 1/8% Senior Notes and incurred a $2.3 million redemption premium which is included in other income (expense), net for fiscal year 2011. Additionally, we recorded non-cash expense of $2.4 million for unamortized debt issuance cost which is included in interest expense for fiscal year 2011.

3% Convertible Senior Notes due 2038 — In June 2008, we completed the sale of $115 million of 3% Convertible Senior Notes. These notes are unsecured senior obligations and rank effectively junior in right of payment to our existing and future secured indebtedness, rank equal in right of payment to all of our existing and future unsecured senior debt and rank senior in right of payment to any of our existing and future subordinated indebtedness. The 3% Convertible Senior Notes are guaranteed by the Guarantor Subsidiaries. Interest is paid on the 3% Convertible Senior Notes on June 15 and December 15 of each year. The notes are convertible, under certain circumstances, using a net share settlement process, into a combination of cash and our common stock (“Common Stock”). In general, upon conversion of a note, the holder will receive cash equal to the principal amount of the note and Common Stock to the extent of the note’s conversion value in excess of such principal amount. The following table sets forth the stock price and additional shares by which the applicable conversion rate will be increased upon conversion, subject to the terms discussed above.

Market Value of Common Stock	Number of Shares of Common Stock Issued for Each $1,000 Principal Amount of 3% Convertible Senior Notes	Total Number of Shares of Common Stock Issued for 3% Convertible Senior Notes
$46.40 or less	21.5504	2,478,296
Between $46.40 and $168.30	21.5503 to 13.0610	2,478,285 to 1,502,015
$168.31 and above	13.0609	1,502,004

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The notes will mature on June 15, 2038 and may not be redeemed by us prior to June 15, 2015, after which they may be redeemed at 100% of principal amount plus accrued and unpaid interest. Holders of the 3% Convertible Senior Notes may require us to repurchase any or all of their notes for cash on June 15, 2015, 2020, 2025, 2030 and 2035, or in the event of a fundamental change, as defined in the indenture for the 3% Convertible Senior Notes (including the delisting of our Common Stock and certain change of control transactions), at a price equal to 100% of the principal amount plus accrued and unpaid interest. If a holder elects to convert its notes in connection with certain fundamental changes occurring prior to June 15, 2015, we will increase the applicable conversion rate by a specified number of additional shares of Common Stock. As of March 31, 2012, the if-converted value of the 3% Convertible Senior Notes did not exceed the principal balance.

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

	March 31,	March 31,
	2012	2011
Equity component – net carrying value	$14,905	$14,905
Debt component:
Face amount due at maturity	$115,000	$115,000
Unamortized discount	(12,401)	(15,781)

Debt component – net carrying value	$102,599	$99,219

The remaining debt discount is being amortized into interest expense over the expected three year remaining life of the 3% Convertible Senior Notes using the effective interest rate. The effective interest rate for each of fiscal years 2012, 2011 and 2010 was 6.9%. Interest expense related to our 3% Convertible Senior Notes for fiscal years 2012, 2011 and 2010 was as follows (in thousands):

	Fiscal Year Ended March 31,
	2012	2011	2010
Contractual coupon interest	$3,450	$3,450	$3,450
Amortization of debt discount	3,380	3,176	2,976

Total interest expense	$6,830	$6,626	$6,426

Bristow Norway Debt and Overdraft Facility — Bristow Norway had a term loan used to purchase a helicopter that was denominated in U.S. dollars prior to converting to NOK in August 2009. In February 2012, we repaid the U.S. dollar equivalent $10.5 million balance of the Bristow Norway term loan in full along with unpaid interest. The payment of the term loan released the security interest in the helicopter and certain receivables. Additionally, Bristow Norway has an overdraft facility of NOK 5 million ($0.9 million) with a Norwegian bank. No borrowings were outstanding under this overdraft facility as of March 31, 2012. Borrowings under the overdraft facility bear interest at a reference rate plus a margin and this overdraft facility can be terminated by either party upon ten banking days’ written notice.

RLR Note — In July 2008 we refinanced a 5.5% fixed interest term loan secured by six aircraft with a five-year term loan (the “RLR Note”) at a fixed interest rate of 5.5% and monthly payments of $0.2 million. As part of the refinancing, the security interest in one of the six aircraft was released. On January 5, 2012, we repaid the remaining $14.0 million balance outstanding in full along with unpaid interest, and the security interest in the remaining five aircraft was released.

Other debt — In April 2010, Aviashelf entered into a loan with Bank Iturup for 60 million Russian rubles ($2.0 million) at a 19% interest rate. This loan was repaid in full in February 2012.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Matters — Aggregate annual maturities (which excludes unamortized premium of $0.3 million and unamortized discount of $12.4 million) for all debt for the next five fiscal years and thereafter are as follows (in thousands):

Fiscal year ending March 31
2013	$14,375
2014	21,875
2015	28,125
2016	31,250
2017	208,675
Thereafter	465,000

$769,300

Interest paid in fiscal years 2012, 2011, and 2010 was $37.8 million, $47.7 million and $45.3 million, respectively. Capitalized interest was $5.0 million, $6.0 million and $8.0 million in fiscal years 2012, 2011, and 2010, respectively.

Note 6 — FAIR VALUE DISCLOSURES

Assets and liabilities subject to fair value measurement are categorized into one of three different levels depending on the observability of the inputs employed in the measurement, as follows:

•	Level 1 – observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 – inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the asset or liability; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•

Level 3 – unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

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

The following table summarizes the assets as of March 31, 2012, which are valued at fair value on a non-recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2012	Total Gain (Loss) for Fiscal Year 2012
Inventories	$—	$21,482	$—	$21,482	$(25,919)
Aircraft	—	13,700	—	13,700	(2,690)
Assets held for sale	—	12,780	—	12,780	(26,278)

Total assets	$—	$47,962	$—	$47,962	$(54,887)

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the assets as of March 31, 2011, which are valued at fair value on a non-recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2011	Total Gain (Loss) for Fiscal Year 2011
Assets held for sale	$—	1,050	$—	$1,050	$(1,500)

Total assets	$—	$1,050	$—	$1,050	$(1,500)

The fair value of inventories using Level 2 inputs is determined by evaluating the current economic conditions for sale and disposal of spare parts, which includes estimates as to the recoverability of the carrying value of the parts based on historical experience with sales and disposal of similar spare parts, the expected timeframe of sales or disposals, the location of the spare parts to be sold and the condition of the spare parts to be sold or otherwise disposed of. See Note 1 for further discussion of the impairment of inventories. The fair value of the aircraft and assets held for sale using Level 2 inputs is determined through evaluation of future cash flow generation from operating aircraft and expected sales proceeds for aircraft. This analysis includes estimates based on historical experience with sales, recent transactions involving similar assets, quoted market prices for similar assets and condition and location of aircraft to be sold or otherwise disposed of.

Recurring Fair Value Measurements

The following table summarizes the financial instruments we had as of March 31, 2012, which are valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2012	Balance Sheet Classification
Rabbi Trust investments	$4,171	$—	$—	$4,171	Other assets

Total assets	$4,171	$—	$—	$4,171

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

The rabbi trust investments consist of mutual funds whose fair value is based on quoted prices in active markets for identical assets, and are designated as Level 1 within the valuation hierarchy. The rabbi trust holds investments related to our non-qualified deferred compensation plan for our senior executives as discussed in Note 10. The methods and assumptions used to estimate the fair value of the derivative asset in the table above include the mark-to-market statements from the counterparties, which can be validated using modeling techniques that include market inputs, such as publicly available forward market rates, and are designated as Level 2 within the valuation hierarchy.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of our financial instruments has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on quoted market prices. The carrying and fair value of our long-term debt, including the current portion, are as follows (in thousands):

	March 31,
	2012		2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
7 1/2% Senior Notes	$350,346	$364,875	$350,410	$367,500
Term Loan	245,000	245,000	200,000	200,000
Revolving Credit Facility	59,300	59,300	30,000	30,000
3% Convertible Senior Notes	102,599	120,750	99,219	114,929
Other	—	—	27,832	27,832

	$757,245	$789,925	$707,461	$740,261

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

We entered into forward contracts during fiscal years 2012, 2011 and 2010 to mitigate our exposure to exchange rate fluctuations on our euro-denominated aircraft purchase commitments, which have been designated as cash flow hedges for accounting purposes. We had no open forward contracts relating to euro-denominated aircraft purchase

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commitments as of March 31, 2012. We had six open forward contracts as of March 31, 2011, which had rates ranging from 1.3153 U.S. dollars per euro to 1.3267 U.S. dollars per euro. These contracts had an underlying notional value of between €5,000,000 and €7,000,000, for a total of €34,300,871, with the first contract having expired in May 2011 and the last in June 2011. During the three months ended June 30, 2011, we entered into an additional open forward contract at a rate of 1.418 U.S. dollars per euro with an underlying notional value of €13,826,241 that expired in July 2011. As of March 31, 2011, the fair value of these contracts was an asset of $3.3 million and is included in prepaid expenses and other current assets in our consolidated balance sheet. As of March 31, 2011, an unrecognized gain on these contracts of $2.2 million, net of tax, was included as a component of accumulated other comprehensive loss. No gains or losses relating to forward contracts are recognized in our consolidated statements of income for fiscal years 2012 and 2011; however, we recognized gains of $3.9 million in fiscal year 2010 in our consolidated statements of income as a component of other income (expense), net as a result of early termination of forward contracts on euro-denominated aircraft purchase commitments.

During the fiscal year 2010, we entered into participating forward derivative contracts to mitigate our exposure to exchange rate fluctuations on our euro-denominated third party maintenance contracts. As of March 31, 2010, the fair value of the three open contracts was a liability of $0.1 million with strike/call prices ranging from 0.9183 British pound sterling per euro to 0.9249 British pound sterling per euro and underlying notional values totaling €2,850,000, that expired in June 2010. The related strike/put prices and the expiration dates were the same as the calls but had underlying notional values totaling €1,425,000. These contracts were designated as hedges for accounting purposes, and as such, changes to the fair value of the derivative instruments were recorded in accumulated other comprehensive loss as if the hedge was deemed to be effective.

Information on the location and amounts of derivative gains and losses on the consolidated balance sheet and the consolidated statement of income as of and for fiscal year 2012 is as follows (in thousands):

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

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information on the location and amounts of derivative gains and losses on the consolidated balance sheet and the consolidated statement of income for fiscal year 2011 is as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward contracts	2,150	Other income (expense), net	$—	Other income (expense), net	—

	$2,150		$—		$—

Information on the location and amounts of derivative gains and losses on the consolidated balance sheet and the consolidated statement of income for fiscal year 2010 is as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency participating forwards	$(32)	Other income (expense), net	$—	Other income (expense), net	$(28)
Foreign currency forward contracts	$8,158	Other income (expense), net	$—	Other income (expense), net	$3,936

	$8,126		$—		$3,908

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Contracts — As shown in the table below, we expect to make additional capital expenditures over the next six fiscal years to purchase additional aircraft. As of March 31, 2012, we had 15 aircraft on order and options to acquire an additional 40 aircraft. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order will provide incremental fleet capacity in terms of revenue and operating income.

	Fiscal Year Ending March 31,
	2013	2014	2015	2016 and beyond	Total
Commitments as of March 31, 2012:
Number of aircraft:
Large (1)	9	—	3	3	15

	9	—	3	3	15

Related expenditures (in thousands)(2)	$184,655	$9,830	$46,103	$44,353	$284,941

Options as of March 31, 2012:
Number of aircraft:
Medium	—	5	5	2	12
Large	—	7	4	17	28

	—	12	9	19	40

Related expenditures (in thousands)(2)	$119,110	$250,316	$194,691	$371,216	$935,333

(1)

Signed client contracts are in place that will utilize seven of these aircraft. Six aircraft expected to enter service in fiscal year 2015 are subject to the successful development and certification of the aircraft.

(2)	Includes progress payments on aircraft scheduled to be delivered in future periods.

The following chart presents an analysis of our aircraft orders and options during fiscal years 2012, 2011 and 2010:

	Fiscal Year Ended March 31,
	2012		2011		2010
	Orders	Options	Orders	Options	Orders	Options
Beginning of fiscal year	6	31	9	39	24	47
Aircraft delivered (1)	(9)	—	(8)	—	(26)	—
Aircraft ordered	13	—	—	—	8	—
Cancelled orders	—	—	(1)	—	(3)	—
New options	—	31	—	—	—	14
Exercised options	7	(7)	6	(6)	6	(6)
Reinstated options	—	—	—	2	—	—
Transferred options	—	—	—	(1)	—	—
Expired options	—	(15)	—	(3)	—	(16)
Orders transferred (2)	(2)	—	—	—	—	—

End of fiscal year	15	40	6	31	9	39

(1)	Includes one training aircraft delivered during fiscal year 2010. There were no training aircraft delivered in fiscal years 2012 and 2011.
(2)	On December 31, 2011, we transferred our interest in two aircraft previously ordered in return for $23.4 million in progress payments previously paid on these aircraft. See Note 4 for further details.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Leases — We have non-cancelable operating leases in connection with the lease of certain equipment, land and facilities, including leases for aircraft. Rental expense incurred under all operating leases, except for those with terms of a month or less that were not renewed, was $46.4 million, $29.2 million and $27.3 million in fiscal years 2012, 2011 and 2010, respectively. As of March 31, 2012, aggregate future payments under all non-cancelable operating leases that have initial or remaining terms in excess of one year, including leases for 22 aircraft, are as follows (in thousands):

Fiscal year ending March 31
2013	43,438
2014	41,501
2015	39,864
2016	33,040
2017	27,904
Thereafter	68,062

$253,809

We have initiated a new financing strategy whereby we will be using operating leases to a larger extent than in the past. As part of this operating lease strategy, in fiscal year 2012 we sold seven aircraft for $147.8 million and entered into seven separate agreements to lease back these aircraft. Additionally, in fiscal year 2012, we transferred our interest in two aircraft previously included in construction in progress within property and equipment on our consolidated balance sheet in return for $23.4 million in progress payments previously paid on these aircraft. We also signed two separate agreements to lease back these aircraft, commencing at time of delivery, which is currently anticipated to be around the second quarter of fiscal year 2013.

The new aircraft leases range from base terms of 60 to 72 months with renewal options of up to 72 months in some cases, include purchase options upon expiration and some include early purchase options. The leases contain terms customary in transactions of this type, including provisions that allow the lessor to repossess the aircraft and require us to pay a stipulated amount if we default on our obligations under the agreements. These leases are included in the amounts disclosed above. The following is a summary of the terms related to aircraft leased under operating leases with original or remaining terms in excess of one year:

End of Lease Term	Number of Aircraft	Monthly Lease Payment (in thousands)
Fiscal year 2013 to fiscal year 2015	6	$1,010
Fiscal year 2016 to fiscal year 2018	7	1,200
Fiscal year 2023	9	350

	22	$2,560

Employee Agreements — Approximately 52% of our employees are represented by collective bargaining agreements and/or unions. These agreements generally include annual escalations of up to 12%. Periodically, certain groups of our employees who are not covered by a collective bargaining agreement consider entering into such an agreement.

During fiscal year 2012, we recognized approximately $2.3 million in compensation expense (including expenses recorded for the acceleration of unvested stock options and restricted stock) related to the separation between us and an officer. During fiscal year 2010, we recognized approximately $8.3 million in compensation expense (including expenses recorded for the acceleration of unvested stock options and restricted stock) related to work force reductions and the separation between us and five officers.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Civil Class Action Lawsuit — On June 12, 2009, Superior Offshore International, Inc. v. Bristow Group Inc., et al, Case No. 1:09-cv-00438, was filed in the U.S. District Court for the District of Delaware. The purported class action complaint, which also named other providers of offshore helicopter services in the Gulf of Mexico as defendants, alleged violations of Section 1 of the Sherman Act. Among other things, the complaint alleged that the defendants unlawfully conspired to raise and maintain the price of offshore helicopter services between January 1, 2001 and December 31, 2005. The plaintiff was seeking to represent a purported class of direct purchasers of offshore helicopter services and was asking for, among other things, unspecified treble monetary damages and injunctive relief. In September 2010, the court granted our and the other defendants’ motion to dismiss the case on several grounds. The plaintiff then filed a motion seeking a rehearing and seeking leave to amend its original complaint, which was partially granted to permit limited discovery. We and the other defendants again filed motions to dismiss the lawsuit, which were granted. The plaintiff has since appealed the judgment in the U.S. Court of Appeals for the Third Circuit. We and the other defendants have filed a response, and we will continue to defend against this lawsuit vigorously. We are currently unable to determine whether it could have a material affect on our business, financial condition or results of operations.

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

Guarantees — We have guaranteed the repayment of up to £10 million ($16.0 million) of the debt of FBS, an unconsolidated affiliate, which exists as long as the contract with the British military is in place. The contract currently runs through March 2016 with two possible one year extensions. See discussion of this commitment in Note 3.

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

Note 9 — TAXES

The components of deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2012	2011
Deferred tax assets:
Foreign tax credits	$13,064	$—
Accrued pension liability	28,621	22,248
Maintenance and repair	17,454	16,788
Accrued equity compensation	11,746	12,281
Deferred revenues	2,455	2,276
Other	9,519	22,128

Total deferred tax assets	82,859	75,721

Deferred tax liabilities:
Property and equipment	(172,232)	(187,830)
Inventories	(11,598)	(17,115)
Investments in unconsolidated affiliates	(28,098)	(21,632)
Other	(7,927)	(9,619)

Total deferred tax liabilities	(219,855)	(236,196)

Net deferred tax liabilities	$(136,996)	$(160,475)

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Companies may use foreign tax credits to offset the U.S. income taxes due on income earned from foreign sources. However, the credit that may be claimed for a particular taxable year is limited by the total income tax on the U.S. income tax return as well as by the ratio of foreign source net income in each statutory category to total net income. The amount of creditable foreign taxes available for the taxable year that exceeds the limitation (i.e.; “excess foreign tax credits”) may be carried back one year and forward ten years. As of March 31, 2011, we did not believe it was more likely than not that we would generate sufficient foreign sourced income within the appropriate period to utilize all of our excess foreign tax credits, and elected to deduct the foreign taxes in lieu of a foreign tax credit. Therefore, there was no foreign tax credit carryover into the fiscal year 2012. As a result of our expectation of increased foreign source income, as of March 31, 2012, we have elected to record foreign tax credits for both fiscal years 2012 and 2011.

The U.S. Internal Revenue Service has begun an examination of our fiscal year 2010 U.S. Federal Income Tax Return due to the filing of a carry-back of the fiscal year loss. As a result of the refund claim, tax returns for all years beginning fiscal year 2006 are under review.

The components of income before provision for income taxes for fiscal years 2012, 2011 and 2010 are as follows (in thousands):

	Fiscal Year Ended March 31,
	2012	2011	2010
Domestic	$(1,100)	$439	$1,459
Foreign	80,542	139,960	141,034

Total	$79,442	$140,399	$142,493

The provision for income taxes for fiscal years 2012, 2011 and 2010 consisted of the following (in thousands):

	Fiscal Year Ended March 31,
	2012	2011	2010
Current:
Domestic	$27	$38	$(5,344)
Foreign	23,059	15,791	16,169

	23,086	15,829	10,825

Deferred:
Domestic	1,658	(6,207)	22,392
Foreign	(10,543)	(2,518)	(4,241)

	(8,885)	(8,725)	18,151

Increase (decrease) in valuation allowance	—	—	22

Total	$14,201	$7,104	$28,998

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of the U.S. Federal statutory tax rate to the effective income tax rate for the provision for income taxes is shown below:

	Fiscal Year Ended March 31,
	2012	2011	2010
Statutory rate	35.0%	35.0%	35.0%
Net foreign tax on non-U.S. earnings	20.4%	10.8%	11.3%
Foreign earnings indefinitely reinvested abroad	(26.3)%	(27.3)%	(27.3)%
Effect of reduction in U.K. corporate income tax rate	(2.3)%	(1.1)%	—%
Release of deferred tax liability on entity restructuring	—%	(12.6)%	—%
Dividend inclusion as a result of internal realignment	16.6%	—%	—%
Benefit of prior year foreign tax credits	(5.3)%	—%	—%
Benefit of current year foreign tax credits	(9.8)%	—%	—%
Tax reserve release	(7.7)%	—%	—%
Other, net	(2.7)%	0.3%	1.4%

Effective tax rate	17.9%	5.1%	20.4%

Effective March 31, 2012, we completed an internal restructuring to provide more flexibility with internal cash requirements. As a result of this restructuring, we recognized tax expense of $13.2 million related to a dividend. This tax cost was partially offset by a change from a deduction of foreign taxes paid to credit for fiscal years 2012 and 2011 of $11.5 million. During February 2012, a foreign tax jurisdiction issued a favorable response to a ruling request that permitted release of a $12.6 million tax reserve.

Effective April 1, 2012 and 2011, the corporation income tax rate in the U.K. decreased from 27% to 25% for deferred tax attributes and 28% to 26% for current tax attributes, respectively. As such, the portion of our deferred tax assets and liabilities related to the U.K. were revalued based on the rate to be effective in prospective periods, resulting in tax benefits of $1.8 million and $1.5 million in our tax provision for fiscal years 2012 and 2011, respectively.

In August 2008, certain of our existing and newly created subsidiaries completed intercompany leasing transactions involving eleven aircraft. The tax benefit of this transaction is being recognized over the remaining useful life of the assets, which is approximately 13 years. During fiscal years 2012, 2011 and 2010, this transaction resulted in a $2.9 million, $2.9 million and $3.0 million, respectively, reduction in our consolidated provision for income taxes.

Effective November 1, 2010, we completed a restructuring that more closely aligns our legal structure with our global operational structure. As a result of this restructuring, which was effective November 1, 2010, most U.S. tax on offshore profits will be deferred until the profits are repatriated.

Our operations are subject to the jurisdiction of multiple tax authorities, which impose various types of taxes on us, including income, value added, sales and payroll taxes. Determination of taxes owed in any jurisdiction requires the interpretation of related tax laws, regulations, judicial decisions and administrative interpretations of the local tax authority. As a result, we are subject to tax assessments in such jurisdictions including the re-determination of taxable amounts by tax authorities that may not agree with our interpretations and positions taken. The following table summarizes the years open by jurisdiction as of March 31, 2012:

Jurisdiction	Years Open
U.S.	Fiscal year 2006 to present
U.K.	Fiscal year 2011 to present
Nigeria	Fiscal year 2005 to present

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

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have analyzed filing positions in the federal, state and foreign jurisdictions where we are required to file income tax returns for all open tax years. We believe that the settlement of any tax contingencies would not have a significant impact on our consolidated financial position, results of operations and/or liquidity. In fiscal years 2012, 2011 and 2010, we had a net (benefit) provision of $(10.4) million, $2.2 million and $4.1 million, respectively, of reserves for tax contingencies primarily related to non-U.S. income tax on foreign leasing operations. Our policy is to accrue interest and penalties associated with uncertain tax positions in our provision for income taxes. In fiscal years 2012, 2011 and 2010, $0.2 million, $0.7 million and $0.4 million, respectively, in interest and penalties were accrued in connection with uncertain tax positions.

As of March 31, 2012 and 2011, we had $1.5 million and $11.7 million, respectively, of unrecognized tax benefits, all of which would have an impact on our effective tax rate, if recognized.

The activity associated with our unrecognized tax benefit during fiscal years 2012 and 2011 is as follows (in thousands):

	Fiscal Year Ended
	March 31,
	2012	2011
Unrecognized tax benefits – beginning of fiscal year	$11,713	$8,827
Increases for tax positions taken in prior years	321	2,886
Decreases for tax positions taken in prior years	(10,511)	—

Unrecognized tax benefits – end of fiscal year	$1,523	$11,713

Unremitted foreign earnings reinvested abroad upon which U.S. income taxes have not been provided aggregated approximately $421.5 million and $407.5 million as of March 31, 2012 and 2011, respectively. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts. Therefore, no accrual of income tax has been made for fiscal years 2012 and 2011 related to these indefinitely reinvested earnings as there was no plan in place to repatriate any of these foreign earnings to the U.S. as of the end of the fiscal year. Withholding taxes, if any, upon repatriation would not be significant.

We receive a tax benefit that is generated by certain employee stock benefit plan transactions. This benefit is recorded directly to additional paid-in-capital on our consolidated balance sheets and does not reduce our effective income tax rate. The tax benefit for fiscal years 2012, 2011 and 2010 totaled approximately $0.4 million, $0.5 million and zero, respectively.

As of March 31, 2012, we have fully utilized our U.S. federal net operating losses that were generated in previous years. In addition, during fiscal year 2012, we recorded a deferred tax asset related to direct and indirect foreign tax credits of $6.6 million and $6.5 million for fiscal years 2012 and 2011, respectively, which will expire in fiscal years 2022 and 2021, respectively.

Income taxes paid during fiscal years 2012, 2011 and 2010 were $19.0 million, $12.8 million and $12.6 million, respectively.

Other Taxes

During fiscal year 2010, we reversed $2.0 million in accruals recorded in prior fiscal years for employee taxes and tax penalties in Australia, which was included as a reduction in direct costs ($1.1 million) and general and administrative expense ($0.9 million) in our consolidated statement of income.

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

Our contributions to our defined contribution plans were $10.7 million, $11.4 million and $10.4 million for fiscal years 2012, 2011 and 2010, respectively.

Defined Benefit Plans

The defined benefit pension plans of Bristow Helicopters and BIAGL were replaced by the defined contribution plans described above. These plans covered all full-time employees of Bristow Aviation and BIAGL employed on or before December 31, 1997. Both plans were closed to future accrual from February 1, 2004. The defined benefits for employee members were based on the employee’s annualized average last three years’ pensionable salaries up to February 1, 2004, increasing thereafter in line with retail price inflation (prior to 2011) and consumer price inflation (from 2011 onwards), and subject to maximum increases of 5% per year over the period to retirement. Any valuation deficits are funded by contributions by Bristow Helicopters and BIAGL. Plan assets are held in separate funds administered by the plans’ trustee (the “Trustee”), which are primarily invested in equities and bonds in the U.K. For members of the two closed defined benefit pension plans, since January 2005, Bristow Helicopters contributes a maximum of 7% of a participant’s non-variable salary, and since April 2006, the maximum employer contribution into the plan has been 7.35% for pilots. Each member is required to contribute a minimum of 5% of non-variable salary for Bristow Helicopters to match the contribution. In addition, there are three defined contribution plans for staff who were not members of the original benefit plans, two of which are closed to new members.

Bristow Norway has a final salary defined benefit pension plan. Pilots may retire from age 58 and other employees from age 62 (after meeting certain criteria). Bristow Norway also participates in the standard Norwegian Avtalefestet pension (contractual pension or “AFP”) early retirement system, which is only applicable for non-pilots due to the higher retirement age. The pension benefit is a percentage of final salary in excess of a deductible. The maximum pension is available to those with 30 or more years of service as of the date of retirement. Additionally, there are associated death and disability benefits. Plan assets are held in an insurance policy with an insurance company and contributions follow Norwegian rules, which are based on an individual actuarial calculation for each plan member.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide a rollforward of the projected benefit obligation and the fair value of plan assets, set forth the defined benefit retirement plans’ funded status and provide detail of the components of net periodic pension cost calculated. The measurement date adopted is March 31. For the purposes of amortizing gains and losses, the 10% corridor approach has been adopted and assets are taken at fair market value. Any such gains or losses are amortized over the average remaining life expectancy of the plan members.

	Fiscal Year Ended March 31,
	2012	2011
	(In thousands)
Change in benefit obligation:
Projected benefit obligation (PBO) at beginning of period	$526,389	$478,922
Service cost	6,332	5,156
Interest cost	28,208	26,592
Actuarial loss	26,261	6,755
Benefit payments and expenses	(22,309)	(20,134)
Effect of exchange rate changes	(3,248)	29,098

Projected benefit obligation (PBO) at end of period	$561,633	$526,389

Change in plan assets:
Market value of assets at beginning of period	$426,744	$372,349
Actual return on assets	21,195	29,784
Employer contributions	26,682	21,970
Benefit payments and expenses	(22,309)	(20,134)
Effect of exchange rate changes	(2,421)	22,775

Market value of assets at end of period	$449,891	$426,744

Reconciliation of funded status:
Accumulated benefit obligation (ABO)	$534,443	$505,408

Projected benefit obligation (PBO)	$561,633	$526,389
Fair value of assets	(449,891)	(426,744)

Net recognized pension liability	$111,742	$99,645

Amounts recognized in accumulated other comprehensive loss	$218,210	$190,058

	Fiscal Year Ended March 31,
	2012	2011	2010
	(In thousands)
Components of net periodic pension cost:
Service cost for benefits earned during the period	$6,332	$5,156	$4,473
Interest cost on PBO	28,208	26,592	25,714
Expected return on assets	(29,639)	(26,703)	(20,439)
Amortization of unrecognized losses	5,386	5,212	4,618

Net periodic pension cost	$10,287	$10,257	$14,366

The amount in accumulated other comprehensive loss as of March 31, 2012 expected to be recognized as a component of net periodic pension cost in fiscal year 2013 is $4.8 million, net of tax, and represents amortization of the net actuarial losses.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Actuarial assumptions used to develop the components of the U.K. plans were as follows:

	Fiscal Year Ended March 31,
	2012	2011	2010
Discount rate	5.60%	5.60%	5.60%
Expected long-term rate of return on assets	7.20%	7.39%	7.30%
Rate of compensation increase	3.50%	3.50%	3.60%

Actuarial assumptions used to develop the components of the Norway plan were as follows:

	Fiscal Year Ended March 31,
	2012	2011	2010
Discount rate	4.75%	4.75%	4.75%
Salary escalation rate	4.50%	4.50%	4.50%
Social Security base amount	4.25%	4.25%	4.25%
Expected return on plan assets	4.75%	4.75%	5.80%
Rate of compensation increase	1.75%	1.75%	1.00%

The expected rate of return assumptions have been determined following consultation with our actuarial advisors. In the case of bond investments, the rates assumed have been directly based on market redemption yields at the measurement date, and those on other asset classes represent forward-looking rates that have typically been based on other independent research by investment specialists.

Under U.K. and Guernsey legislation, it is the Trustee who is responsible for the investment strategy of the plans, although day-to-day management of the assets is delegated to a team of regulated investment fund managers. The Trustee of the Bristow Staff Pension Scheme (the “Scheme”) has the following three stated primary objectives when determining investment strategy:

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

The types of investments are held, and the relative allocation of assets to investments is selected, in light of the liability profile of the Scheme, its cash flow requirements, the funding level and the Trustee’s stated objectives. In addition, in order to avoid an undue concentration of risk, a spread of assets is held, this diversification being within and across asset classes.

In determining the overall investment strategy for the plans, the Trustee undertakes regular asset and liability modeling (“ALM”) with the assistance of their U.K. actuary. The ALM looks at a number of different investment scenarios and projects both a range and a best estimate of likely return from each one. Based on these analyses, and following consultation with us, the Trustee determines the benchmark allocation for the plans’ assets.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The market value of the plan assets as of March 31, 2012 and 2011 was allocated between asset classes as follows. Details of target allocation percentages under the Trustee’s investment strategies as of the same dates are also included.

	Target Allocation as of March 31,		Actual Allocation as of March 31,
Asset Category	2012	2011	2012	2011
Equity securities	58.4%	59.2%	59.7%	61.8%
Debt securities	31.2%	31.6%	35.7%	34.8%
Property	—%	—%	1.8%	1.6%
Other assets	10.4%	9.2%	2.8%	1.8%

Total	100.0%	100.0%	100.0%	100.0%

The following table summarizes, by level within the fair value hierarchy, the plan assets we had as of March 31, 2012, which are valued at fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)	Balance as of March 31, 2012
Cash and cash equivalents	$2,237	$—	$—	$2,237
Equity investments - U.K.	—	140,952	—	140,952
Equity investments - Non-U.K.	—	72,234	—	72,234
Diversified growth (absolute return) funds	—	41,071	—	41,071
Tactical asset allocation funds	—	10,388	—	10,388
Government debt securities	—	73,832	—	73,832
Corporate debt securities	—	63,925	—	63,925
Insurance policies	—	—	45,252	45,252

Total investments	$2,237	$402,402	$45,252	$449,891

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

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes in the Level 3 plan assets for fiscal year 2012 (in thousands):

March 31, 2011	$38,177
Actual return on assets	2,488
Net purchases, sales and settlements	5,856
Effect of exchange rate changes	(1,269)

March 31, 2012	$45,252

Estimated future benefit payments over each of the next five fiscal years from March 31, 2012 and in aggregate for the following five fiscal years after fiscal year 2017, including life assurance premiums, are as follows (in thousands):

Projected Benefit Payments by the Plans for Fiscal Years Ending March 31,	Payments
2013	$24,337
2014	25,528
2015	26,241
2016	27,423
2017	28,299
Aggregate 2018 - 2022	155,604

We expect to fund these payments with our cash contributions to the plans, plan assets and earnings on plan assets. We pre-funded our contributions of £10.4 million ($16.6 million) to the main U.K. plan for the fiscal year ending March 31, 2013 in January, February and March 2012. Our contributions to the Norwegian plan and the BIAGL plan for the fiscal year ending March 31, 2013 are expected to be $9.6 million and $0.6 million, respectively.

Incentive Compensation

Incentive and Stock Option Plans — Stock–based awards are currently made under the Bristow Group Inc. 2007 Long-Term Incentive Plan (“2007 Plan”). As of March 31, 2012, a maximum of 2,400,000 shares of Common Stock are reserved, including 899,409 shares available for incentive awards under the 2007 Plan. Awards granted under the 2007 Plan may be in the form of stock options, stock appreciation rights, shares of restricted stock, other stock-based awards (payable in cash or Common Stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants.

In addition, we have the following incentive and stock plans which have awards outstanding as of March 31, 2012 but under which we no longer make grants:

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

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2011, 2010 and 2009, the Compensation Committee of our board of directors authorized the grant of stock options, time vested restricted stock and long-term performance cash awards to participating employees. Each of the stock options has a ten-year term and has an exercise price equal to the fair market value (as defined in the 2007 Plan) of the Common Stock on the grant date of $43.79, $30.16 and $32.90 per share for June 2011, 2010 and 2009 awards, respectively. The options will vest in annual installments of one-third each beginning on the first anniversary of the grant date. Restricted stock grants vest at the end of three years. Performance cash awards allow the recipient to receive from -0- to 200% of the target amount at the end of three years depending on whether the Company’s total shareholder return meets the minimum return requirements and how the Company’s total shareholder return ranks among a peer group over the performance period. The value of the performance cash awards is calculated on a quarterly basis by comparing the performance of our Common Stock including any dividends paid since the award date, against the peer group and has a maximum potential payout of $9.0 million, $7.0 million and $6.5 million for the fiscal year 2012, 2011 and 2010 awards, respectively. The total value of the awards is recognized as compensation expense over a three-year vesting period with the recognition amount being adjusted quarterly. Compensation expense related to the performance cash awards during fiscal years 2012, 2011 and 2010 was $4.1 million, $0.2 million and $1.4 million, respectively.

In 2007, we established a program to allow vesting of outstanding stock options and restricted stock grants and to waive forfeitures of outstanding performance restricted stock units upon retirement if the employee has achieved no less than five consecutive years of employment with the Company, voluntarily terminates employment after the age of 62 and enters into a noncompetition/nonsolicitation agreement in the form approved and provided by the Company. Subsequently, in 2010, we authorized an amendment to allow vesting of outstanding stock options and restricted stock grants, to continue the right to vest in performance cash awards and to waive forfeitures of outstanding performance restricted stock units upon retirement if the employee has accumulated a combined total of age and years of service with the Company of 80, voluntarily terminates employment and enters into a noncompetition/nonsolicitation agreement in the form approved and provided by the Company. This change affected 18 employees and resulted in additional compensation expense of $0.9 million for fiscal year 2010. Upon retirement, any unexercised options to purchase Common Stock and shares of restricted stock under the 1994, 2004 and 2007 Plans will automatically vest and options will remain exercisable for the remainder of the term specified in the applicable award document and any outstanding performance restricted stock units granted under the 2004 or 2007 Plans will not be forfeited solely due to termination of employment so that the right remains to receive shares of Common Stock if the applicable performance measures are achieved in accordance with the 2004 or 2007 Plans.

On August 3, 2011, we amended our director compensation scheme to allow non-employee directors to elect to receive up to 50 percent of their annual restricted stock unit award in cash. As this election was made prior to the actual award, the cash portion of the award is accounted for separate from the stock portion. The cash award is accounted for as a liability award with compensation expense being recognized for the eventual cash payout at the end of the six month terms over the six month service periods. One non-employee director made this election and we recognized expense of $0.1 million for fiscal year 2012.

Total share-based compensation expense, which includes stock options, restricted stock and restricted stock units, was $11.5 million, $12.6 million and $13.9 million for fiscal years 2012, 2011 and 2010, respectively. Stock-based compensation expense has been allocated to our various business units.

Under our incentive and stock option plans there are 2,728,044 shares of Common Stock reserved for issuance as of March 31, 2012, of which 899,409 shares are available for future grants.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of our stock option activity for fiscal year 2012 is presented below:

	Weighted Average Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Outstanding at March 31, 2011	$36.15	1,186,038
Granted	43.79	259,521
Exercised	33.50	(157,991)
Expired or forfeited	37.99	(29,340)

Outstanding at March 31, 2012	38.02	1,258,228	6.98	$12,645

Exercisable at March 31, 2012	38.36	789,401	6.05	$7,815

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

The following table shows the assumptions we used to compute the stock-based compensation expense for stock option grants issued during fiscal years 2012, 2011 and 2010.

	Fiscal Years Ended March 31,
	2012	2011	2010
Risk Free interest rate	1.5%	2.6%	2.6%
Expected life (years)	6	7	6
Volatility	47.1%	45.4%	52.0%
Dividend yield	1.37%	—	—
Weighted average grant-date fair value of options granted	$17.32	$15.03	$17.02

Unrecognized stock-based compensation expense related to nonvested stock options was approximately $3.1 million as of March 31, 2012, relating to a total of 468,827 unvested stock options under our stock option plans. We expect to recognize this stock-based compensation expense over a weighted average period of approximately 1.8 years. The total fair value of options vested during fiscal years 2012, 2011 and 2010 was approximately $3.1 million, $4.7 million and $2.9 million, respectively.

The total intrinsic value, determined as of the date of exercise, of options exercised during fiscal years 2012, 2011 and 2010 was $2.2 million, $0.4 million and $1.2 million, respectively. The total amount of cash we received from option exercises during fiscal years 2012, 2011 and 2010 was $5.3 million, $2.0 million and $2.4 million, respectively. The total tax benefit attributable to options exercised during fiscal years 2012, 2011 and 2010 was $0.5 million, $0.1 million and $0.4 million, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The excess tax benefits from stock-based compensation for fiscal years 2012, 2011 and 2010 of $0.4 million, $0.5 million and zero, respectively, are reported on our consolidated statements of cash flows in financing activities. This represents the reduction in the provision for income taxes otherwise payable during the period attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in current and prior periods.

We have two forms of restricted stock units that vest under different conditions. The first form is a performance restricted stock unit which fully vests on the third anniversary from the date of grant if the “Cumulative Annual Shareholder Return” as defined in the restricted stock unit agreement (“CASR”) equals or exceeds 15%, or partially vests if the CASR is less than 15% but greater than or equal to 10%. Any unvested performance restricted stock units will vest on the fourth anniversary from the date of grant under the same conditions as outline above, or on the fifth anniversary from the date of grant if the CASR equals or exceeds 3%. Any performance restricted stock units that do not vest on the fifth anniversary from the date of grant will expire.

The second form of performance restricted stock units fully vest on the third anniversary from the date of grant if the CASR equals or exceeds 3%. Any unvested performance restricted stock units will vest on the fifth anniversary date from the date of grant if the CASR equals or exceeds 3%. Any performance restricted stock units that do not vest on the fifth anniversary from the date of grant will expire.

Additionally, we have restricted stock awards that cliff vest on the third anniversary from the date of grant provided the grantee is still employed by the Company, subject to the Company’s retirement policy.

We record compensation expense for restricted stock units based on an estimate of the service period related to the awards, which is tied to the future performance of our stock over certain time periods under the terms of the award agreements. The estimated service period is reassessed quarterly. Changes in this estimate may cause the timing of expense recognized in future periods to accelerate. Compensation expense related to awards of restricted stock and restricted stock units for fiscal years 2012, 2011 and 2010 was $7.2 million, $8.0 million and $9.1 million, respectively.

The following is a summary of non-vested restricted stock and restricted stock units as of March 31, 2012 and 2011 and changes during fiscal year 2012:

	Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of March 31, 2011	713,387	$36.65
Granted	185,461	44.17
Forfeited	(52,945)	33.52
Vested	(265,496)	41.88

Non-vested as of March 31, 2012	580,407	36.95

Unrecognized stock-based compensation expense related to non-vested restricted stock and restricted stock units was approximately $6.0 million as of March 31, 2012, relating to a total of 580,407 unvested restricted stock and restricted stock units. We expect to recognize this stock-based compensation expense over a weighted average period of approximately 1.8 years.

The Annual Incentive Compensation Plan provides for an annual award of cash bonuses to key employees based primarily on pre-established objective measures of Company and subsidiary performance. The bonuses related to this plan were $9.7 million, $6.6 million and $8.2 million for fiscal years 2012, 2011 and 2010, respectively.

Additionally, we have a non-qualified deferred compensation plan for our senior executives. Under the terms of the plan, participants can elect to defer a portion of their compensation for distribution at a later date. In addition, we have the discretion to make annual tax deferred contributions to the plan on the participants’ behalf. We contributed $0.6 million, $0.7 million and $0.7 million to this plan in each of fiscal years 2012, 2011 and 2010, respectively. The assets of the plan are held in a rabbi trust and are subject to our general creditors. As of March 31, 2012, the amount held in trust was $4.2 million.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — STOCKHOLDERS’ INVESTMENT, COMPREHENSIVE INCOME AND EARNINGS PER SHARE

Stockholders’ Investment

Preferred Stock — In September and October 2006, we issued 4,600,000 shares of 5.50% Mandatory Convertible Preferred Stock (“Preferred Stock”) in a public offering for net proceeds of $222.6 million. We used the net proceeds from this offering to acquire aircraft and for working capital and other general corporate purposes, including acquisitions.

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

Common Stock — The total number of authorized shares of Common Stock reserved as of March 31, 2012 was 2,728,044. These shares are reserved in connection with our stock-based compensation plans.

The following is a summary of changes in outstanding shares of Common Stock for the years ended March 31, 2012 and 2011:

	Shares	Weighted Average Price Per Share
Outstanding as of March 31, 2010	35,954,040
Issuance of Common Stock:
Exercise of stock options	44,609	$34.31
Issuance of restricted stock and restricted stock units	312,494	33.88

Outstanding as of March 31, 2011	36,311,143
Issuance of Common Stock:
Exercise of stock options	157,991	33.50
Issuance of restricted stock and restricted stock units	62,688	45.75
Repurchases of common stock	(526,895)	47.61
Other	(249,610)	30.74

Outstanding as of March 31, 2012	35,755,317

Restrictions on Foreign Ownership of Common Stock — Under the Federal Aviation Act, it is unlawful to operate certain aircraft for hire within the U.S. unless such aircraft are registered with the Federal Aviation Administration (the “FAA”) and the FAA has issued an operating certificate to the operator. As a general rule, aircraft may be registered under the Federal Aviation Act only if the aircraft are owned or controlled by one or more citizens of the U.S. and an operating certificate may be granted only to a citizen of the U.S. For purposes of these requirements, a corporation is deemed to be a citizen of the U.S. only if, among other things, at least 75% of its voting interests are owned or controlled by U.S. citizens. If persons other than U.S. citizens should come to own or control more than 25% of our voting interest or if any other requirements are not met, we have been advised that our aircraft may be subject to deregistration under the Federal Aviation Act, and we may lose our ability to operate within the U.S. Deregistration of our aircraft for any reason, including foreign ownership in excess of permitted levels, would have a material adverse effect on our ability to conduct operations within our North America business unit. Therefore, our organizational documents currently provide for the automatic suspension of voting rights of shares of our Common Stock owned or controlled by non-U.S. citizens, and our right to redeem those shares, to the extent necessary to comply with these requirements. As of March 31, 2012, approximately 2,597,000 shares of our Common Stock were held by persons with foreign addresses. These shares represented approximately 7% of our total outstanding common shares as of March 31, 2012. Our foreign ownership may fluctuate on each trading day because our Common Stock and our 3% Convertible Senior Notes are publicly traded.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends — On May 4, August 3 and November 2, 2011, and February 1, 2012, our board of directors declared dividends of $0.15 per share of Common Stock. The dividends of $5.4 million each were paid on June 10, September 12 and December 12, 2011, and March 15, 2012, to shareholders of record on May 20, August 15 and November 18, 2011, and March 1, 2012, respectively. On May 18, 2012, our board of directors approved another dividend of $0.20 per share of Common Stock, payable on June 15, 2012 to shareholders of record on June 5, 2012. The declaration of future dividends is at the discretion of our board of directors and subject to our results of operations, financial condition, cash requirements and other factors and restrictions under applicable law and our debt instruments.

Share Repurchases — On November 2, 2011, our board of directors authorized the expenditure of up to $100 million to repurchase shares of our Common Stock 12 months from that date. The timing and method of any repurchases under the program will depend on a variety of factors, is subject to our results of operations, financial condition, cash requirements and other factors and restrictions under applicable law and our debt instruments, and may be suspended or discontinued at any time.

On December 15, 2011, we entered into an accelerated share repurchase agreement with an independent financial institution under which we paid $25.1 million to purchase 526,895 shares of our Common Stock. The effective per share purchase prices were based generally on the average of the daily volume weighted average prices per share of our Common Stock, less a discount, calculated during an averaging period which began December 20, 2011 and was finalized March 20, 2012.

We recorded the $25.1 million payment as treasury stock in our consolidated balance sheet as of March 31, 2012. Shares outstanding used to calculate earnings per share during fiscal year 2012 reflect the repurchase of shares when they were delivered.

Comprehensive Income

Comprehensive income during fiscal years 2012, 2011 and 2010 is as follows (in thousands):

	Fiscal Year Ended March 31,
	2012	2011	2010
Net income	$65,241	$133,295	$113,495
Other comprehensive income (loss):
Currency translation adjustments	905	17,121	33,098
Pension liability adjustment (1)	(27,877)	(1,286)	(24,572)
Unrealized gain (loss) on cash flow hedges (2)	(2,150)	2,150	8,126
Previously classified change of interest gain – Bristow Norway (3)	—	—	(12,300)

Total comprehensive income	$36,119	$151,280	$117,847

(1)	Net of tax provision (benefit) of $3.4 million, $1.2 million and ($13.2) million for fiscal years 2012, 2011 and 2010, respectively.
(2)	Net of tax provision (benefit) of $(1.5) million, $2.4 million and $4.4 million for fiscal years 2012, 2011 and 2010, respectively.
(3)

As of March 31, 2010 we corrected our prior accounting for the acquisition of an additional 51% interest in Bristow Norway, which resulted in certain changes including reclassification of the change of interest gain from other comprehensive income (loss) to additional paid-in-capital.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended March 31,
	2012	2011	2010
Options:
Outstanding	267,669	248,821	191,867
Weighted average exercise price	$30.16	$32.94	$50.41
Restricted stock units:
Outstanding	80,978	84,898	238,917
Weighted average price	$46.82	$46.8	$39.87
Restricted stock awards:
Outstanding	—	8	734
Weighted average price	$—	$44.79	$20.22

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended March 31,
	2012	2011	2010
Earnings (in thousands):
Income available to common stockholders – basic	$63,530	$132,315	$105,689
Preferred Stock dividends	—	—	6,325
Interest expense on assumed conversion of 3% Convertible Senior Notes, net of tax (1)	—	—	—

Income available to common stockholders – diluted	$63,530	$132,315	$112,014

Shares:
Weighted average number of common shares outstanding – basic	36,068,884	36,009,882	32,728,593
Assumed conversion of Preferred Stock outstanding during the period (2)	—	—	2,984,404
Assumed conversion of 3% Convertible Senior Notes outstanding during the period (1)	—	—	—
Net effect of dilutive stock options, restricted stock units and restricted stock awards based on the treasury stock method	698,537	721,392	406,079

Weighted average number of common shares outstanding – diluted	36,767,421	36,731,274	36,119,076

Basic earnings per common share	$1.76	$3.67	$3.23

Diluted earnings per common share	$1.73	$3.60	$3.10

(1)

Diluted earnings per common share for fiscal years 2012, 2011 and 2010 excludes approximately 1.5 million potentially dilutive shares initially issuable upon the conversion of our 3% Convertible Senior Notes. The 3% Convertible Senior Notes will be convertible, under certain circumstances, using a net share settlement process, into a combination of cash and our Common Stock. As of March 31, 2012, the base conversion price of the notes was approximately $76.56, based on the base conversion rate of 13.0609 shares of Common Stock per $1,000 principal amount of convertible notes (subject to adjustment in certain circumstances, including the payment of dividends). In general, upon conversion of a note, the holder will receive cash equal to the principal amount of the note and Common Stock to the extent of the note’s conversion value in excess of such principal amount. In addition, if at the time of conversion the applicable price of our Common Stock exceeds the base conversion price, holders will receive up to an additional 8.4049 shares of our Common Stock per $1,000 principal amount of notes, as determined pursuant to a specified formula. Such shares did not impact our calculation of diluted earnings per share for fiscal years 2012, 2011 and 2010 as our stock price did not meet or exceed the base conversion price. See Note 5 for further details.

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

The following shows business unit information for fiscal years 2012, 2011 and 2010, and as of March 31, 2012 and 2011, reconciled to consolidated totals, and prepared on the same basis as our consolidated financial statements (in thousands):

	Fiscal Year Ended March 31,
	2012	2011	2010
Segment gross revenue from external clients:
Europe	$559,306	$475,726	$451,410
West Africa	258,258	226,175	219,212
North America	176,797	193,370	189,468
Australia	162,727	158,845	130,698
Other International	145,593	148,239	135,297
Corporate and other	39,122	30,453	41,671

Total segment gross revenue	$1,341,803	$1,232,808	$1,167,756

Intrasegment gross revenue:
Europe	$391	$729	$1,588
North America	1,020	475	262
Australia	462	275	—
Other International	—	—	129
Corporate and other	(133)	2,764	2,144

Total intrasegment gross revenue	$1,740	$4,243	$4,123

Consolidated gross revenue reconciliation:
Europe	$559,697	$476,455	$452,998
West Africa	258,258	226,175	219,212
North America	177,817	193,845	189,730
Australia	163,189	159,120	130,698
Other International	145,593	148,239	135,426
Corporate and other	38,989	33,217	43,815
Intrasegment eliminations	(1,740)	(4,243)	(4,123)

Total consolidated gross revenue	$1,341,803	$1,232,808	$1,167,756

Earnings from unconsolidated affiliates, net of losses – equity method investments:
Europe	$11,627	$10,162	$8,826
Other International	(956)	10,056	3,026
Corporate and other	8	(117)	—

Total earnings from unconsolidated affiliates, net of losses – equity method investments	$10,679	$20,101	$11,852

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended March 31,
	2012	2011	2010
Consolidated operating income (loss) reconciliation:
Europe	$94,277	$89,320	$77,053
West Africa	63,768	62,051	62,410
North America	8,378	14,527	11,655
Australia	19,840	30,497	30,374
Other International	36,343	42,038	25,972
Corporate and other	(75,170)	(57,387)	(45,272)
Gain (loss) on disposal of assets	(31,670)	8,678	18,665

Total consolidated operating income	$115,766	$189,724	$180,857

Capital expenditures:
Europe	$66,016	$17,185	$81,674
West Africa	13,375	1,541	19,553
North America	53,367	19,755	38,149
Australia	2,421	33,253	46,141
Other International	48,498	5,000	14,679
Corporate and other	142,743	68,784	106,727

Total capital expenditures (1)	$326,420	$145,518	$306,923

Depreciation and amortization:
Europe	$34,345	$27,361	$23,338
West Africa	12,805	11,155	9,595
North America	16,243	16,803	16,433
Australia	11,352	11,337	8,423
Other International	16,660	13,997	13,414
Corporate and other	4,739	8,724	3,481

Total depreciation and amortization	$96,144	$89,377	$74,684

	March 31,
	2012	2011
Identifiable assets:
Europe	$779,160	$856,448
West Africa	376,903	354,154
North America	276,074	302,081
Australia	295,895	288,036
Other International	602,174	602,243
Corporate and other	410,157	272,392

Total identifiable assets (2)	$2,740,363	$2,675,354

Investments in unconsolidated affiliates – equity method investments:
Europe	$11,410	$11,508
Other International	184,922	190,736
Corporate and other	2,378	—

Total investments in unconsolidated affiliates – equity method investments	$198,710	$202,244

(1)	Includes $111.9 million, $64.9 million and $97.6 million of construction in progress payments that were not allocated to business units in fiscal years 2012, 2011 and 2010, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)

Includes $126.6 million and $112.4 million on construction in progress within property and equipment on our consolidated balance sheets as of March 31, 2012 and 2011, respectively, which primarily represents progress payments on aircraft to be delivered in future periods.

We attribute revenue to various countries based on the location where helicopter services are actually performed. Long-lived assets consist primarily of helicopters and are attributed to various countries based on the physical location of the asset at a given fiscal year-end. Entity-wide information by geographic area is as follows (in thousands):

	Fiscal Year Ended March 31,
	2012	2011	2010
Gross revenue:
United Kingdom	$345,405	$303,893	$305,388
Nigeria	258,258	226,175	219,212
United States	208,931	216,281	217,538
Norway	200,926	162,006	143,351
Australia	162,727	158,845	130,698
Trinidad	39,478	29,489	26,337
Malaysia	26,416	15,273	14,992
Mexico	9,071	34,548	41,652
Other countries	90,591	86,298	68,588

	$1,341,803	$1,232,808	$1,167,756

	March 31,
	2012	2011
Long-lived assets:
United Kingdom	$391,540	$458,326
Nigeria	240,323	245,940
Australia	235,261	211,439
Norway	193,962	196,881
United States	174,355	208,315
Malaysia	106,217	80,553
Brazil	94,052	77,176
Trinidad	53,904	33,581
Mexico	37,576	63,189
Other countries	69,031	80,047
Construction in progress attributable to aircraft (1)	126,554	112,435

	$1,722,775	$1,767,882

(1)	These costs have been disclosed separately as the physical location where the aircraft will ultimately be operated is subject to change.

During fiscal year 2012, we conducted operations in over 20 countries. Due to the nature of our principal assets, aircraft are regularly and routinely moved between operating areas (both domestic and foreign) to meet changes in market and operating conditions. During fiscal years 2012, 2011 and 2010, the aggregate activities of one major integrated oil and gas company client accounted for 4%, 8% and 10%, respectively, of consolidated gross revenue. Also, during fiscal years 2012, 2011 and 2010 another client accounted for 12%, 11% and 12%, respectively, of our consolidated gross revenue. No other client accounted for 10% or more of our consolidated gross revenue during those periods. During fiscal year 2012, our top ten clients accounted for 54.4% of consolidated gross revenue.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — QUARTERLY FINANCIAL INFORMATION (Unaudited)

	Fiscal Quarter Ended
	June 30	September 30 (1)	December 31 (2)	March 31 (3)(4)
	(In thousands, except per share amounts)
Fiscal Year 2012
Gross revenue	$321,105	$330,992	$331,335	$358,371
Operating income (5)	36,405	9,595	43,553	26,213
Net income attributable to Bristow Group (5)	21,045	2,711	25,532	14,242

Earnings per share:
Basic	$0.58	$0.07	$0.71	$0.40

Diluted	$0.57	$0.07	$0.70	$0.39

Fiscal Year 2011
Gross revenue	$292,238	$312,559	$317,869	$310,142
Operating income (5)	39,679	53,559	46,639	49,847
Net income attributable to Bristow Group (5)	20,908	38,848	42,314	31,225

Earnings per share:
Basic	$0.58	$1.07	$1.15	$0.85

Diluted	$0.57	$1.06	$1.13	$0.84

(1)

Operating income, net income and diluted earnings per share for the fiscal quarter ended September 30, 2011 included: (a) a decrease of $24.6 million, $17.6 million and $0.48, respectively, due to the write-down of inventory spare parts to lower of cost or market value as management made the determination to operate certain types of aircraft for a shorter period than originally anticipated; and (b) a decrease of $2.7 million, $1.7 million and $0.05, respectively, for an impairment charge recorded in depreciation and amortization resulting from the abandonment of certain assets located in Creole, Louisiana and used in our North America business unit, as we ceased operations from that location.

(2)

Net income and diluted earnings per share for the fiscal quarter ended December 31, 2010 included: (a) an increase of $16.6 million and $0.45, respectively, due to a reduction in tax expense related to adjustments to deferred tax liabilities that were no longer required as a result of a global restructuring; and (b) a decrease of $4.0 million and $0.11, respectively, from the early retirement of the 6 1/8% Senior Notes resulting in a $2.3 million early redemption premium (included in other income (expense), net) and the write-off of $2.4 million of unamortized debt issuance costs (included in interest expense). Operating income, net income, and diluted earnings per share included an increase of $3.5 million, $2.9 million and $0.08, respectively, from reduced maintenance expense associated with a credit resulting from the renegotiation of a “power-by-the-hour” contract for aircraft maintenance with a third-party provider.

(3)

Operating income, net income and diluted earnings per share for the fiscal quarter ended March 31, 2012 included: (a) an increase of $2.0 million, $1.3 million and $0.04, respectively, from dividend income received from an unconsolidated affiliate; (b) a decrease of $2.1 million, $1.4 million and $0.04, respectively, for direct costs recorded related to the sale of AS332L large aircraft; (c) a decrease of $1.3 million, $0.9 million and $0.03, respectively, due to the write-down of inventory spare parts to lower of cost or market value as management made the determination to operate certain types of aircraft for a shorter period than originally anticipated; and (d) a decrease of $2.7 million, $2.7 million and $0.07, respectively, for an impairment included in depreciation expenses of two medium aircraft which management intends to sell prior to the previously estimated useful life of the aircraft. Also, net income and diluted earnings per share for the fiscal quarter ended March 31, 2012 included a decrease of $0.8 million and $0.02, respectively, related to certain tax items.

(4)

Operating income, net income and diluted earnings per share for the fiscal quarter ended March 31, 2011 included: (a) an increase of $2.5 million, $1.6 million and $0.04, respectively, from dividend income received from an unconsolidated affiliate; and (b) a decrease of $5.3 million, $3.4 million and $0.09, respectively, related to an increase in depreciation expense for an impairment of previously capitalized internal software costs as the related project was abandoned. Additionally, net income and diluted earnings per share for the fiscal quarter ended March 31, 2011 included a decrease resulting from an impairment of our investment in Heliservicio recorded as a reduction in other income (expense), net of $1.6 million and $0.04, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)

The fiscal quarters ended June 30, September 30 and December 31, 2011, and March 31, 2012 included $1.4 million, $(1.6) million, $(2.9) million and $(28.6) million, respectively in gains (losses) on disposal of assets included in operating income which also increased (decreased) net income by $1.1 million, $(1.3) million, $(2.3) million and $(24.5) million, respectively, and diluted earnings per share by $0.03, $(0.03), $(0.06) and $(0.67), respectively. The fiscal quarters ended June 30, September 30 and December 31, 2010, and March 31, 2011 included $1.7 million, $1.9 million, zero and $5.1 million, respectively, in gains (losses) on disposal of assets included in operating income which also increased net income by $1.2 million, $1.7 million, zero and $4.2 million, respectively, and diluted earnings per share by $0.03, $0.05, zero and $0.11, respectively.

Note 14 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In connection with the sale of the 7  1/2% Senior Notes, the 6  1/8% Senior Notes, which we redeemed on December 23, 2010, and the 3% Convertible Senior Notes, the Guarantor Subsidiaries fully, unconditionally, jointly and severally guaranteed the payment obligations under these notes. The following supplemental financial information sets forth, on a consolidating basis, the balance sheets, statements of income and statements of cash flows for Bristow Group Inc. (“Parent Company Only”), for the Guarantor Subsidiaries and for our other subsidiaries (the “Non-Guarantor Subsidiaries”). We have not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Income

Fiscal Year Ended March 31, 2012

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$—	$258,525	$1,083,278	$—	$1,341,803
Intercompany revenue	4,981	59,708	—	(64,689)	—

	4,981	318,233	1,083,278	(64,689)	1,341,803

Operating expense:
Direct cost and reimbursable expense	—	184,258	763,392	—	947,650
Intercompany expenses	—	—	64,689	(64,689)	—
Impairment of inventories	—	9,212	16,707	—	25,919
Depreciation and amortization	3,687	36,185	56,272	—	96,144
General and administrative	39,747	20,595	74,991	—	135,333

	43,434	250,250	976,051	(64,689)	1,205,046

Gain (loss) on disposal of assets	(6)	1,705	(33,369)	—	(31,670)
Earnings from unconsolidated affiliates, net of losses	43,626	—	8,679	(41,626)	10,679

Operating income	5,167	69,688	82,537	(41,626)	115,766

Interest income	96,792	200	517	(96,949)	560
Interest expense	(37,856)	—	(97,223)	96,949	(38,130)
Other income (expense), net	25	100	1,121	—	1,246

Income before provision for income taxes	64,128	69,988	(13,048)	(41,626)	79,442
Allocation of consolidated income taxes	(533)	(7,887)	(5,781)	—	(14,201)

Net income	63,595	62,101	(18,829)	(41,626)	65,241
Net income attributable to noncontrolling interests	(65)	—	(1,646)	—	(1,711)

Net income attributable to Bristow Group	$63,530	$62,101	$(20,475)	$(41,626)	$63,530

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Balance Sheet

As of March 31, 2012

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Current assets:
Cash and cash equivalents	$76,609	$3,155	$181,786	$—	$261,550
Accounts receivable	12,884	97,732	246,297	(70,693)	286,220
Inventories	—	57,957	99,868	—	157,825
Assets held for sale	—	1,400	17,310	—	18,710
Prepaid expenses and other current assets	1,512	2,220	27,394	(18,958)	12,168

Total current assets	91,005	162,464	572,655	(89,651)	736,473

Intercompany investment	1,031,041	111,434	—	(1,142,475)	—
Investment in unconsolidated affiliates	2,378	150	202,572	—	205,100
Intercompany notes receivable	1,266,714	—	(13,792)	(1,252,922)	—
Property and equipment - at cost:
Land and buildings	801	48,855	31,179	—	80,835
Aircraft and equipment	13,969	880,643	1,205,030	—	2,099,642

	14,770	929,498	1,236,209	—	2,180,477

Less: Accumulated depreciation and amortization	(6,705)	(186,876)	(264,121)	—	(457,702)

	8,065	742,622	972,088	—	1,722,775
Goodwill	—	4,755	24,889	—	29,644
Other assets	111,442	2,416	166,829	(234,316)	46,371

Total assets	$2,510,645	$1,023,841	$1,925,241	$(2,719,364)	$2,740,363

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

Current liabilities:
Accounts payable	$3,130	$26,384	$93,914	$(67,344)	$56,084
Accrued liabilities	11,506	20,987	102,006	(20,823)	113,676
Deferred taxes	(1,571)	(128)	16,769	—	15,070
Short-term borrowings and current maturities of long-term debt	14,375	—	—	—	14,375

Total current liabilities	27,440	47,243	212,689	(88,167)	199,205

Long-term debt, less current maturities	742,870	—	—	—	742,870
Intercompany notes payable	—	296,335	1,057,622	(1,353,957)	—
Accrued pension liabilities	—	—	111,742	—	111,742
Other liabilities and deferred credits	6,738	8,754	161,168	(159,892)	16,768
Deferred taxes	121,385	8,903	17,666	—	147,954

Stockholders’ investment:
Common stock	363	4,996	22,828	(27,824)	363
Additional paid-in-capital	703,628	9,290	249,367	(258,657)	703,628
Retained earnings	993,435	648,320	30,335	(678,655)	993,435
Accumulated other comprehensive income (loss)	(61,706)	—	54,679	(152,212)	(159,239)
Treasury shares	(25,085)	—	—	—	(25,085)

Total Bristow Group Inc. stockholders’ investment	1,610,635	662,606	357,209	(1,117,348)	1,513,102
Noncontrolling interests	1,577	—	7,145	—	8,722

Total stockholders’ investment	1,612,212	662,606	364,354	(1,117,348)	1,521,824

Total liabilities and stockholders’ investment	$2,510,645	$1,023,841	$1,925,241	$(2,719,364)	$2,740,363

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows

Fiscal Year Ended March 31, 2012

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(31,226)	$91,773	$170,800	$—	$231,347

Cash flows from investing activities:
Capital expenditures	(2,710)	(230,858)	(92,852)	—	(326,420)
Deposits on assets held for sale	—	—	200	—	200
Proceeds from asset dispositions	—	173,603	66,240	—	239,843
Investment in unconsolidated affiliates	(2,378)	—	—	—	(2,378)

Net cash used in investing activities	(5,088)	(57,255)	(26,412)	—	(88,755)

Cash flows from financing activities:
Proceeds from borrowings	159,300	—	693	—	159,993
Debt issuance costs	(871)	—	—	—	(871)
Repayment of debt and debt redemption premiums	(95,290)	—	(18,129)	—	(113,419)
Increases (decreases) in cash related to intercompany advances and debt	15,429	(11,407)	(4,022)	—	—
Dividends paid	29,781	(24,927)	(26,470)	—	(21,616)
Partial prepayment of put/call obligation	(63)	—	—	—	(63)
Acquisition of noncontrolling interest	—	(262)	—	—	(262)
Repurchase of Common Stock	(25,085)	—	—	—	(25,085)
Issuance of Common Stock	5,293	—	—	—	5,293
Tax benefit related to exercise of stock options	354	—	—	—	354

Net cash provided by (used in) financing activities	88,848	(36,596)	(47,928)	—	4,324
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,727)	—	(1,727)

Net decrease in cash and cash equivalents	52,534	(2,078)	94,733	—	145,189
Cash and cash equivalents at beginning of period	24,075	5,233	87,053	—	116,361

Cash and cash equivalents at end of period	$76,609	$3,155	$181,786	$—	$261,550

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Income

Fiscal Year Ended March 31, 2011

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$—	$284,866	$947,942	$—	$1,232,808
Intercompany revenue	1,360	46,200	—	(47,560)	—

	1,360	331,066	947,942	(47,560)	1,232,808

Operating expense:
Direct cost and reimbursable expense	(1,934)	199,867	664,408	—	862,341
Intercompany expenses	—	—	47,560	(47,560)	—
Depreciation and amortization	7,654	31,974	49,749	—	89,377
General and administrative	34,389	21,896	63,860	—	120,145

	40,109	253,737	825,577	(47,560)	1,071,863

Gain on disposal of assets	—	7,350	1,328	—	8,678
Earnings from unconsolidated affiliates, net of losses	125,770	—	18,433	(124,102)	20,101

Operating income	87,021	84,679	142,126	(124,102)	189,724

Interest income	83,488	611	795	(83,802)	1,092
Interest expense	(45,123)	(136)	(84,730)	83,802	(46,187)
Other income (expense), net	(4,839)	146	463	—	(4,230)

Income from continuing operations before provision for income taxes	120,547	85,300	58,654	(124,102)	140,399
Allocation of consolidated income taxes	11,827	(9,846)	(9,085)	—	(7,104)

Net income	132,374	75,454	49,569	(124,102)	133,295
Net income attributable to noncontrolling interests	(59)	—	(921)	—	(980)

Net income attributable to Bristow Group	$132,315	$75,454	$48,648	$(124,102)	$132,315

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

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Income

Fiscal Year Ended March 31, 2010

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$505	$277,204	$890,047	$—	$1,167,756
Intercompany revenue	—	34,130	9,671	(43,801)	—

	505	311,334	899,718	(43,801)	1,167,756

Operating expense:
Direct cost and reimbursable expense	(987)	181,267	642,751	—	823,031
Intercompany expenses	30	9,882	33,889	(43,801)	—
Depreciation and amortization	1,209	29,072	44,403	—	74,684
General and administrative	34,695	20,928	64,078	—	119,701

	34,947	241,149	785,121	(43,801)	1,017,416

Gain on disposal of assets	—	6,059	12,606	—	18,665
Earnings from unconsolidated affiliates, net of losses	120,761	—	13,978	(122,887)	11,852

Operating income	86,319	76,244	141,181	(122,887)	180,857

Interest income	75,383	57	867	(75,295)	1,012
Interest expense	(42,747)	39	(74,999)	75,295	(42,412)
Other income (expense), net	1,055	(529)	2,510	—	3,036

Income from continuing operations before provision for income taxes	120,010	75,811	69,559	(122,887)	142,493
Allocation of consolidated income taxes	(7,466)	(9,921)	(11,611)	—	(28,998)

Net income	112,544	65,890	57,948	(122,887)	113,495
Net income attributable to noncontrolling interests	(530)	—	(951)	—	(1,481)

Net income attributable to Bristow Group	$112,014	$65,890	$56,997	$(122,887)	$112,014

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision of and with the participation of our management, including William E. Chiles, our Chief Executive Officer (“CEO”), and Jonathan E. Baliff, our Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2012. Based on that evaluation, our CEO and CFO concluded that such disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and such information is accumulated and communicated to our management as appropriate to allow for timely decisions regarding required disclosure under the Exchange Act.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2012. The assessment was based on criteria established in the framework Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2012.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report included herein.

MATERIAL CHANGES IN INTERNAL CONTROL

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Bristow Group Inc.:

We have audited Bristow Group Inc.’s (“the Company”) internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Bristow Group Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bristow Group Inc. and subsidiaries as of March 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ investment, and cash flows for each of the years in the three-year period ended March 31, 2012, and our report dated May 23, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas

May 23, 2012

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our fiscal year 2012 annual meeting of stockholders under the captions “Corporate Governance,” “Committees of the Board of Directors,” and “Executive Officers of the Registrant” and is incorporated into this document by reference.

Code of Ethics

We have adopted a code of business conduct and ethics applicable to our directors, officers (including our principal executive officer, principal financial officer and chief accounting officer) and employees, known as the Code of Business Integrity. The Code of Business Integrity is available on our website at http://www.bristowgroup.com under “About Us” and “Values” caption. In the event that we amend or waive any of the provisions of the Code of Business Integrity with respect to our senior officers, we intend to disclose the amendment or waiver on our website.

Item 11.	Executive Compensation

The information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our fiscal year 2012 annual meeting of stockholders under the caption “Director and Executive Officer Compensation” and, except as specified in the following sentence, is incorporated into this document by reference. Information in our fiscal year 2012 proxy statement not deemed to be “soliciting material” or “filed” with the SEC under its rules, including the Report of the Compensation Committee on Executive Compensation and the Report of the Audit Committee is not and shall not be deemed to be incorporated by reference into this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our fiscal year 2012 annual meeting of stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated into this document by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 appears in Items 11 and 12 of this report.

Item 14.	Principal Accounting Fees and Services

The information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our fiscal year 2012 annual meeting of stockholders under the caption “Relationship with Independent Public Accountants” and is incorporated into this document by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1)	Financial Statements —

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Income for fiscal years 2012, 2011 and 2010.

Consolidated Balance Sheets as of March 31, 2012 and 2011.

Consolidated Statements of Cash Flows for fiscal years 2012, 2011 and 2010.

Consolidated Statements of Stockholders’ Investment for fiscal years 2012, 2011 and 2010.

Notes to Consolidated Financial Statements.

(a) (2)	Financial Statement Schedules

  All schedules have been omitted because the information required is included in the financial statements or notes or have been omitted because they are not applicable or not required.

(a) (3)	Exhibits

			Incorporated by Reference to
		Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number

(3)	Articles of Incorporation and By-law.

	(1)	Restated Certificate of Incorporation of the Company dated August 2, 2007.	001-31617	10-Q	August 2, 2007	3.1

	(2)	Amended and Restated By-laws of the Company.	001-31617	8-K	November 9, 2010	3.1

(4)	Instruments defining the rights of security holders, including indentures.

	(1)	Registration Rights Agreement dated December 19, 1996, between the Company and Caledonia Industrial & Services Limited.	0-5232	10-Q	February 14, 1997	4(3)

	(2)	Indenture, dated as of June 13, 2007, among the Company, the Guarantors named therein and U.S. Bank National Association as Trustee relating to the 7 1/2% Senior Notes due 2017.	001-31617	10-Q	August 2, 2007	4.1

	(3)	Form of 144A Global Note representing $299,000,000 principal amount of 7 1/2% Senior Notes due 2017.	001-31617	10-Q	August 2, 2007	4.3

	(4)	Form of regulation S Global Note representing $1,000,000 principal amount of 7 1/2% Senior Notes due 2017.	001-31617	10-Q	August 2, 2007	4.4

	(5)	Supplemental Indenture dated as of November 2, 2007 among the Company, as issuer, the Guarantors named therein, as Guarantors, and U.S. Bank National Association as Trustee relating to the Company’s 7 1/2% Senior Notes due 2017.	001-31617	10-Q	November 5, 2007	4.1

	(6)	Indenture, dated as of June 17, 2008, among the Company, the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee.	001-31617	8-K	June 17, 2008	4.1

	(7)	First Supplemental Indenture, dated as of June 17, 2008, among the Company, the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee.	001-31617	8-K	June 17, 2008	4.2

	(8)	Amended and Restated Revolving Credit and Term Loan Agreement	001-31617	10-Q	February 2, 2011	10.2

(10)	Material Contracts.

	(1)	Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan. *	33-87450	S-8	December 1994	84

	(2)	Indemnity Agreement, similar agreements with other directors of the Company are omitted pursuant to Instruction 2 to Item 601 of Regulation S-K.	001-31617	8-K	November 10, 2009	10.1

	(3)	Master Agreement dated December 12, 1996.	0-5232	8-K	January 3, 1997	2(1)

	(4)	Supplemental Letter Agreement dated December 19, 1996 to the Master Agreement.	5-34191	13-D	April 23, 1997	2

Incorporated by Reference to
	Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number

(5)	Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan, as amended. *	0-5232	10-K	June 29, 1999	10(15)

(6)	Offshore Logistics, Inc. 1991 Non-qualified Stock Option Plan for Non-employee Directors, as amended.*	33-50946	S-8	August 1992	4.1

(7)	Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan, as amended.*	333-100017	S-8	September 23, 2002	4.12

(8)	Offshore Logistics, Inc. Deferred Compensation Plan. *	001-31617	10-K	June 8, 2004	10(18)

(9)	Offshore Logistics, Inc. 2003 Nonqualified Stock Option Plan for Non-employee Directors. *	333-115473	S-8	May 13, 2004	4(12)

(10)	Offshore Logistics, Inc. 2004 Stock Incentive Plan.*	001-31617	10-Q	November 4, 2004	10(1)

(11)	Employment Agreement with Richard Burman dated October 15, 2004. *	001-31617	10-K	December 16, 2005	10(27)

(12)	Form of Stock Option Agreement. *	001-31617	8-K/A	February 3, 2006	10(2)

(13)	Form of Aircraft Lease agreement between CFS Air, LLC and Air Logistics, L.L.C. (a Schedule I has been filed as part of this exhibit setting forth certain terms omitted from the Form of Aircraft Lease Agreement).	001-31617	10-Q	February 9, 2006	10(2)

(14)	Employment Agreement with Randall A. Stafford dated May 22, 2006.*	001-31617	8-K	May 25, 2006	10(1)

		Incorporated by Reference to
	Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number

(15)	Amended and restated Employment Agreement between the Company and William E. Chiles dated June 6, 2006.*	001-31617	8-K	June 8, 2006	10(1)

(16)	Amended and restated Employment Agreement between the Company and Mark Duncan dated June 6, 2006.*	001-31617	8-K	June 8, 2006	10(2)

(17)	Form of Stock Option Agreement under 2003 Nonqualified Stock Option Plan for Non-employee Directors.*	001-31617	8-K	August 7, 2006	10(3)

(18)	S-92 New Helicopter Sales Agreement dated as of May 19, 2006 between the Company and Sikorsky Aircraft Corporation.+	001-31617	8-K	August 8, 2006	10(1)

(19)	Bristow Group Inc. Form of Severance Benefit Agreement.*	001-31617	8-K	February 22, 2007	10(1)

(20)	Amendment to Employment Agreement with Richard Burman.*	001-31617	8-K	April 26, 2007	10(1)

(21)	William E. Chiles Restricted Stock Award Documents. *	001-31617	8-K	May 8, 2007	10(3)

(22)	William E. Chiles Restricted Stock Award Document. *	001-31617	8-K/A	June 4, 2007	10.3

(23)	Form of Employee Performance Restricted Stock Unit Award Letter under the Bristow Group Inc. 2004 Stock Incentive Plan. *	001-31617	8-K	May 24, 2007	10.1

(24)	Form of Employee Nonqualified Stock Option Award Letter under the Bristow Group Inc. 2004 Stock Incentive Plan. *	001-31617	8-K	May 24, 2007	10.2

(25)	Form of Employee Performance Restricted Stock Unit Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	May 24, 2007	10.3

(26)	Form of Employee Nonqualified Stock Option Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	May 24, 2007	10.4

(27)	Bristow Group Inc. 2007 Long Term Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Form DEF14A filed with the SEC on June 25, 2007). *	001-31617	10-Q	November 5, 2007	10.1

(28)	Amendment to Employment Agreement dated March 10, 2008 by and between the Company and William E. Chiles.*	001-31617	8-K	March 13, 2008	10.1

			Incorporated by Reference to
		Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number

	(29)	Amendment to Employment Agreement dated March 10, 2008 by and between the Company and Mark B. Duncan. *	001-31617	8-K	March 13, 2008	10.3

	(30)	Form of Employee Non-Qualified Stock Option Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	June 6, 2008	10.1

	(31)	Form of Employee Restricted Stock Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	June 6, 2008	10.2

	(32)	Form of Employee Performance Cash Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	June 6, 2008	10.3

	(33)	Common Stock Purchase Agreement.	001-31617	8-K	June 17, 2008	10.1

	(34)	Form of Outside Director Restricted Stock Unit Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	August 8, 2008	10.1

	(35)	Amendment to Form of Aircraft Lease agreement between CFS Air, LLC and Air Logistics, L.L.C.	001-31617	10-Q	November 5, 2008	10.2

	(36)	2009 Amendment to Employment Agreement of Mr. Richard Burman. *	001-31617	8-K	February 3, 2009	10.1

	(37)	Form of Stock Option Award Letter. *	001-31617	8-K	June 10, 2009	10.1

	(38)	Form of Restricted Stock Award Letter. *	001-31617	8-K	June 10, 2009	10.2

	(39)	Form of Performance Cash Award Letter. *	001-31617	8-K	June 10, 2009	10.3

	(40)	Líder Aviação Holding S.A. Shareholders Agreement dated May 26, 2009. +	001-31617	10-Q	August 6, 2009	10.1

	(41)	Amendment No. 1 to 2007 Bristow Group Inc. 2007 Long Term Incentive Plan.*	001-31617	10-K	May 21, 2010	10(69)

	(42)	Form of Stock Option Award Letter. *	001-31617	8-K	June 15, 2010	10.1

	(43)	Form of Restricted Stock Award Letter. *	001-31617	8-K	June 15, 2010	10.2

	(44)	Form of Restricted Stock (Retention) Award Letter. *	001-31617	8-K	June 15, 2010	10.3

	(45)	Form of Performance Cash Award Letter. *	001-31617	8-K	June 15, 2010	10.4

	(46)	Employment Agreement with Jonathan E. Baliff dated September 12, 2010. *	001-31617	8-K	September 12, 2010	10.1

	(47)	Indemnity Agreement with Stephen King.	001-31617	8-K	February 7, 2011	10.1

	(48)	Severance Benefits Agreement with Hilary S. Ware dated November 4, 2010. *	001-31617	10-K	May 20, 2011	10(77)

	(49)	Form of Stock Option Award Letter.*	001-31617	8-K	June 14, 2011	10.1

	(50)	Form of Restricted Stock Award Letter. *	001-31617	8-K	June 14, 2011	10.2

	(51)	Form of Performance Cash Award Letter. *	001-31617	8-K	June 14, 2011	10.3

	(52)	Bristow Group Inc. Fiscal Year 2012 Annual Incentive Compensation Plan. *	001-31617	8-K	June 14, 2011	10.4

	(53)	Form of Outside Director Restricted Cash Award Letter. *	001-31617	8-K	August 5, 2011	10.1

	(54)	Amended and Restated Revolving Credit Agreement and Term Loam, dated November 22, 2010	001-31617	10-Q	February 2, 2011	10.2

	(55)	Indemnity Agreement with Mathew Masters.	001-31617	8-K	November 1, 2011	10.1

	(56)	First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 22, 2011.	001-31617	8-K	December 28, 2011	10.1

	(57)	Retirement & Compromise Agreement, between Bristow and Richard Burman, dated March 16, 2012.	001-31617	8-K	March 22, 2012	10.1

	(58)	Amended and Restated Severance Benefits Agreement between Bristow Group Inc. and Jeremy Akel, dated April 10, 2012. *	001-31617	8-K	April 10, 2012	10.1

	(59)	Indemnity Agreement with Lori Gobillot.	001-31617	8-K	May 1, 2012	10.1

(21)†	Subsidiaries.

(23)†	Consent of Independent Registered Public Accounting Firm.

(24)†	Powers of Attorney.

(31.1)†	Certification of Chief Executive Officer.

(31.2)†	Certification of Chief Financial Officer.

(32.1)†	Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)†	Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS±	XBRL Instance Document.

101.SCH±	XBRL Taxonomy Extension Schema Document

101.CAL±	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB±	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE±	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Compensatory Plan or Arrangement
†	Furnished herewith
+	Confidential information has been omitted from this exhibit and filed separately with the SEC pursuant to a confidential treatment request under Rule 24(b)-2.
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

Agreements with respect to certain of the registrant’s long-term debt are not filed as Exhibits hereto inasmuch as the debt authorized under any such Agreement does not exceed 10% of the registrant’s total assets. The registrant agrees to furnish a copy of each such Agreement to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas on the 23rd day of May 2012.

BRISTOW GROUP INC.

By:	/s/ Jonathan E. Baliff
Jonathan E. Baliff
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the listed capacities on the 23rd day of May 2012.

/s/ William E. Chiles	President, Chief Executive Officer
William E. Chiles	and Director

/s/ Jonathan E. Baliff	Senior Vice President and
Jonathan E. Baliff	Chief Financial Officer

/s/ Brian J. Allman	Vice President,
Brian J. Allman	Chief Accounting Officer

*	Director
Thomas N. Amonett

*	Director
Stephen J. Cannon

*	Director
Michael A. Flick

*	Director
Lori A. Gobillot

*	Director
Ian A. Godden

*	Director
Stephen A. King

*	Chairman of the Board and Director
Thomas C. Knudson

*	Director
Mathew Masters

*	Director
Bruce H. Stover

*	Director
Ken C. Tamblyn

/s/ Randall A. Stafford
* By: Randall A. Stafford (Attorney-in-Fact)

Index to Exhibits

		Incorporated by Reference to
	Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number

(3)	Articles of Incorporation and By-law.

	(1) Restated Certificate of Incorporation of the Company dated August 2, 2007.	001-31617	10-Q	August 2, 2007	3.1

	(2) Amended and Restated By-laws of the Company.	001-31617	8-K	November 9, 2010	3.1

(4)	Instruments defining the rights of security holders, including indentures.

	(1) Registration Rights Agreement dated December 19, 1996, between the Company and Caledonia Industrial & Services Limited.	0-5232	10-Q	February 14, 1997	4(3)

	(2) Indenture, dated as of June 13, 2007, among the Company, the Guarantors named therein and U.S. Bank National Association as Trustee relating to the 7 1/2% Senior Notes due 2017.	001-31617	10-Q	August 2, 2007	4.1

	(3) Form of 144A Global Note representing $299,000,000 principal amount of 7 1/2% Senior Notes due 2017.	001-31617	10-Q	August 2, 2007	4.3

	(4) Form of regulation S Global Note representing $1,000,000 principal amount of 7 1/2% Senior Notes due 2017.	001-31617	10-Q	August 2, 2007	4.4

	(5) Supplemental Indenture dated as of November 2, 2007 among the Company, as issuer, the Guarantors named therein, as Guarantors, and U.S. Bank National Association as Trustee relating to the Company’s 7 1/2% Senior Notes due 2017.	001-31617	10-Q	November 5, 2007	4.1

	(6) Indenture, dated as of June 17, 2008, among the Company, the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee.	001-31617	8-K	June 17, 2008	4.1

	(7) First Supplemental Indenture, dated as of June 17, 2008, among the Company, the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee.	001-31617	8-K	June 17, 2008	4.2

	(8) Amended and Restated Revolving Credit and Term Loan Agreement	001-31617	10-Q	February 2, 2011	10.2

(10)	Material Contracts.

	(1) Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan. *	33-87450	S-8	December 1994	84

	(2) Indemnity Agreement, similar agreements with other directors of the Company are omitted pursuant to Instruction 2 to Item 601 of Regulation S-K.	001-31617	8-K	November 10, 2009	10.1

	(3) Master Agreement dated December 12, 1996.	0-5232	8-K	January 3, 1997	2(1)

	(4) Supplemental Letter Agreement dated December 19, 1996 to the Master Agreement.	5-34191	13-D	April 23, 1997	2

Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number

(5) Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan, as amended. *	0-5232	10-K	June 29, 1999	10(15)

(6) Offshore Logistics, Inc. 1991 Non-qualified Stock Option Plan for Non-employee Directors, as amended.*	33-50946	S-8	August 1992	4.1

(7) Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan, as amended.*	333-100017	S-8	September 23, 2002	4.12

(8) Offshore Logistics, Inc. Deferred Compensation Plan. *	001-31617	10-K	June 8, 2004	10(18)

(9) Offshore Logistics, Inc. 2003 Nonqualified Stock Option Plan for Non-employee Directors. *	333-115473	S-8	May 13, 2004	4(12)

(10) Offshore Logistics, Inc. 2004 Stock Incentive Plan.*	001-31617	10-Q	November 4, 2004	10(1)

(11) Employment Agreement with Richard Burman dated October 15, 2004. *	001-31617	10-K	December 16, 2005	10(27)

(12) Form of Stock Option Agreement. *	001-31617	8-K/A	February 3, 2006	10(2)

(13)  Form of Aircraft Lease agreement between CFS Air, LLC and Air Logistics, L.L.C. (a Schedule I has been filed as part of this exhibit setting forth certain terms omitted from the Form of Aircraft Lease Agreement).

	001-31617	10-Q	February 9, 2006	10(2)

(14) Employment Agreement with Randall A. Stafford dated May 22, 2006.*	001-31617	8-K	May 25, 2006	10(1)

	Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number

(15) Amended and restated Employment Agreement between the Company and William E. Chiles dated June 6, 2006.*	001-31617	8-K	June 8, 2006	10(1)

(16) Amended and restated Employment Agreement between the Company and Mark Duncan dated June 6, 2006.*	001-31617	8-K	June 8, 2006	10(2)

(17) Form of Stock Option Agreement under 2003 Nonqualified Stock Option Plan for Non-employee Directors.*	001-31617	8-K	August 7, 2006	10(3)

(18) S-92 New Helicopter Sales Agreement dated as of May 19, 2006 between the Company and Sikorsky Aircraft Corporation.+	001-31617	8-K	August 8, 2006	10(1)

(19) Bristow Group Inc. Form of Severance Benefit Agreement.*	001-31617	8-K	February 22, 2007	10(1)

(20) Amendment to Employment Agreement with Richard Burman.*	001-31617	8-K	April 26, 2007	10(1)

(21) William E. Chiles Restricted Stock Award Documents. *	001-31617	8-K	May 8, 2007	10(3)

(22) William E. Chiles Restricted Stock Award Document. *	001-31617	8-K/ A	June 4, 2007	10.3

(23) Form of Employee Performance Restricted Stock Unit Award Letter under the Bristow Group Inc. 2004 Stock Incentive Plan. *	001-31617	8-K	May 24, 2007	10.1

(24) Form of Employee Nonqualified Stock Option Award Letter under the Bristow Group Inc. 2004 Stock Incentive Plan. *	001-31617	8-K	May 24, 2007	10.2

(25) Form of Employee Performance Restricted Stock Unit Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	May 24, 2007	10.3

(26) Form of Employee Nonqualified Stock Option Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	May 24, 2007	10.4

(27) Bristow Group Inc. 2007 Long Term Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Form DEF14A filed with the SEC on June 25, 2007). *	001-31617	10-Q	November 5, 2007	10.1

(28) Amendment to Employment Agreement dated March 10, 2008 by and between the Company and William E. Chiles.*	001-31617	8-K	March 13, 2008	10.1

		Incorporated by Reference to
	Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number

	(29) Amendment to Employment Agreement dated March 10, 2008 by and between the Company and Mark B. Duncan. *	001-31617	8-K	March 13, 2008	10.3

	(30) Form of Employee Non-Qualified Stock Option Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	June 6, 2008	10.1

	(31) Form of Employee Restricted Stock Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	June 6, 2008	10.2

	(32) Form of Employee Performance Cash Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	June 6, 2008	10.3

	(33) Common Stock Purchase Agreement.	001-31617	8-K	June 17, 2008	10.1

	(34) Form of Outside Director Restricted Stock Unit Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	August 8, 2008	10.1

	(35) Amendment to Form of Aircraft Lease agreement between CFS Air, LLC and Air Logistics, L.L.C.	001-31617	10-Q	November 5, 2008	10.2

	(36) 2009 Amendment to Employment Agreement of Mr. Richard Burman. *	001-31617	8-K	February 3, 2009	10.1

	(37) Form of Stock Option Award Letter. *	001-31617	8-K	June 10, 2009	10.1

	(38) Form of Restricted Stock Award Letter. *	001-31617	8-K	June 10, 2009	10.2

	(39) Form of Performance Cash Award Letter. *	001-31617	8-K	June 10, 2009	10.3

	(40) Líder Aviação Holding S.A. Shareholders Agreement dated May 26, 2009. +	001-31617	10-Q	August 6, 2009	10.1

	(41) Amendment No. 1 to 2007 Bristow Group Inc. 2007 Long Term Incentive Plan.*	001-31617	10-K	May 21, 2010	10(69)

	(42) Form of Stock Option Award Letter. *	001-31617	8-K	June 15, 2010	10.1

	(43) Form of Restricted Stock Award Letter. *	001-31617	8-K	June 15, 2010	10.2

	(44) Form of Restricted Stock (Retention) Award Letter. *	001-31617	8-K	June 15, 2010	10.3

	(45) Form of Performance Cash Award Letter. *	001-31617	8-K	June 15, 2010	10.4

	(46) Employment Agreement with Jonathan E. Baliff dated September 12, 2010. *	001-31617	8-K	September 12, 2010	10.1

	(47) Indemnity Agreement with Stephen King.	001-31617	8-K	February 7, 2011	10.1

	(48) Severance Benefits Agreement with Hilary S. Ware dated November 4, 2010. *	001-31617	10-K	May 20, 2011	10(77)

	(49) Form of Stock Option Award Letter.*	001-31617	8-K	June 14, 2011	10.1

	(50) Form of Restricted Stock Award Letter. *	001-31617	8-K	June 14, 2011	10.2

	(51) Form of Performance Cash Award Letter. *	001-31617	8-K	June 14, 2011	10.3

	(52) Bristow Group Inc. Fiscal Year 2012 Annual Incentive Compensation Plan. *	001-31617	8-K	June 14, 2011	10.4

	(53) Form of Outside Director Restricted Cash Award Letter. *	001-31617	8-K	August 5, 2011	10.1

	(54) Amended and Restated Revolving Credit Agreement and Term Loam, dated November 22, 2010	001-31617	10-Q	February 2, 2011	10.2

	(55) Indemnity Agreement with Mathew Masters.	001-31617	8-K	November 1, 2011	10.1

	(56) First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 22, 2011.	001-31617	8-K	December 28, 2011	10.1

	(57) Retirement & Compromise Agreement, between Bristow and Richard Burman, dated March 16, 2012.	001-31617	8-K	March 22, 2012	10.1

	(58) Amended and Restated Severance Benefits Agreement between Bristow Group Inc. and Jeremy Akel, dated April 10, 2012. *	001-31617	8-K	April 10, 2012	10.1

	(59) Indemnity Agreement with Lori Gobillot.	001-31617	8-K	May 1, 2012	10.1

(21)†	Subsidiaries.

(23)†	Consent of Independent Registered Public Accounting Firm.

(24)†	Powers of Attorney.

(31.1)†	Certification of Chief Executive Officer.

(31.2)†	Certification of Chief Financial Officer.

(32.1)†	Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)†	Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS±	XBRL Instance Document.

101.SCH±	XBRL Taxonomy Extension Schema Document

101.CAL±	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB±	XBRL Taxonomy Extension Labels Linkbase Document.

101. PRE±	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Compensatory Plan or Arrangement
†	Furnished herewith
+	Confidential information has been omitted from this exhibit and filed separately with the SEC pursuant to a confidential treatment request under Rule 24(b)-2.
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

Agreements with respect to certain of the registrant’s long-term debt are not filed as Exhibits hereto inasmuch as the debt authorized under any such Agreement does not exceed 10% of the registrant’s total assets. The registrant agrees to furnish a copy of each such Agreement to the SEC upon request.