Form 10-Q
period 2012-06-30
Bristow Group Inc
filed 2012-08-06
CIK 73887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number shares outstanding of each of the issuer’s classes of Common Stock, as of August 1, 2012.

35,750,092 shares of Common Stock, $.01 par value

BRISTOW GROUP INC.

INDEX — FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	Three Months Ended
	June 30,
	2012	2011
	(Unaudited)
	(In thousands, except per share amounts)
Gross revenue:
Operating revenue from non-affiliates	$314,849	$277,029
Operating revenue from affiliates	5,805	9,732
Reimbursable revenue from non-affiliates	41,954	34,301
Reimbursable revenue from affiliates	—	43

	362,608	321,105

Operating expense:
Direct cost	222,768	196,622
Reimbursable expense	40,172	33,134
Depreciation and amortization	21,372	22,708
General and administrative	34,977	39,645

	319,289	292,109

Gain (loss) on disposal of assets	(5,315)	1,416
Earnings from unconsolidated affiliates, net of losses	1,989	5,993

Operating income	39,993	36,405

Interest income	88	171
Interest expense	(8,774)	(8,955)
Other income (expense), net	(931)	204

Income before provision for income taxes	30,376	27,825
Provision for income taxes	(6,180)	(6,606)

Net income	24,196	21,219
Net income attributable to noncontrolling interests	(534)	(174)

Net income attributable to Bristow Group	$23,662	$21,045

Earnings per common share:
Basic	$0.66	$0.58

Diluted	$0.65	$0.57

Cash dividends declared per common share	$0.20	$0.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
	June 30,
	2012	2011
	(Unaudited)
	(In thousands)
Net income	$24,196	$21,219
Other comprehensive income (loss):
Currency translation adjustments	305	(1,364)
Unrealized gain on cash flow hedges, net of tax provision of zero and $0.9 million, respectively	—	1,653

Total comprehensive income	24,501	21,508
Total comprehensive income attributable to noncontrolling interests	(534)	(174)

Total comprehensive income attributable to Bristow Group	$23,967	$21,334

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30,	March 31,
	2012	2012
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$227,250	$261,550
Accounts receivable from non-affiliates	287,131	280,985
Accounts receivable from affiliates	4,828	5,235
Inventories	157,543	157,825
Assets held for sale	18,100	18,710
Prepaid expenses and other current assets	12,239	12,168

Total current assets	707,091	736,473
Investment in unconsolidated affiliates	201,042	205,100
Property and equipment – at cost:
Land and buildings	81,816	80,835
Aircraft and equipment	2,143,073	2,099,642

	2,224,889	2,180,477
Less – Accumulated depreciation and amortization	(467,887)	(457,702)

	1,757,002	1,722,775
Goodwill	29,339	29,644
Other assets	45,905	46,371

Total assets	$2,740,379	$2,740,363

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$57,876	$56,084
Accrued wages, benefits and related taxes	42,815	44,325
Income taxes payable	9,910	9,732
Other accrued taxes	6,653	5,486
Deferred revenue	12,914	14,576
Accrued maintenance and repairs	16,182	14,252
Accrued interest	7,950	2,300
Other accrued liabilities	26,615	23,005
Deferred taxes	14,963	15,070
Short-term borrowings and current maturities of long-term debt	16,562	14,375

Total current liabilities	212,440	199,205
Long-term debt, less current maturities	719,737	742,870
Accrued pension liabilities	109,792	111,742
Other liabilities and deferred credits	14,823	16,768
Deferred taxes	142,388	147,954
Commitments and contingencies (Note 6)
Stockholders’ investment:
Common stock, $.01 par value, authorized 90,000,000; outstanding: 35,749,889 as of June 30 and 35,755,317 as of March 31 (exclusive of 1,291,741 treasury shares)	363	363
Additional paid-in capital	705,984	703,628
Retained earnings	1,009,952	993,435
Accumulated other comprehensive loss	(158,934)	(159,239)
Treasury shares, at cost (526,895 shares)	(25,085)	(25,085)

Total Bristow Group Inc. stockholders’ investment	1,532,280	1,513,102
Noncontrolling interests	8,919	8,722

Total stockholders’ investment	1,541,199	1,521,824

Total liabilities and stockholders’ investment	$2,740,379	$2,740,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	June 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$24,196	$21,219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,372	22,708
Deferred income taxes	(6,071)	2,949
Discount amortization on long-term debt	870	822
Loss (gain) on disposal of assets	5,315	(1,416)
Stock-based compensation	2,848	5,196
Equity in earnings from unconsolidated affiliates less than (in excess of) dividends received	4,129	(1,393)
Tax benefit related to stock-based compensation	(404)	(101)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(10,081)	10,640
Inventories	(1,869)	(5,420)
Prepaid expenses and other assets	3,816	3,701
Accounts payable	960	(5,527)
Accrued liabilities	11,212	459
Other liabilities and deferred credits	(881)	(948)

Net cash provided by operating activities	55,412	52,889

Cash flows from investing activities:
Capital expenditures	(86,555)	(72,235)
Proceeds from asset dispositions	20,227	833
Investment in unconsolidated affiliates	(850)	—

Net cash used in investing activities	(67,178)	(71,402)

Cash flows from financing activities:
Proceeds from borrowings	—	55,000
Repayment of debt	(21,800)	(31,274)
Partial prepayment of put/call obligation	(17)	(15)
Common stock dividends paid	(7,145)	(5,410)
Issuance of common stock	311	1,183
Tax benefit related to stock-based compensation	404	101

Net cash provided by (used in) financing activities	(28,247)	19,585
Effect of exchange rate changes on cash and cash equivalents	5,713	(363)

Net increase (decrease) in cash and cash equivalents	(34,300)	709
Cash and cash equivalents at beginning of period	261,550	116,361

Cash and cash equivalents at end of period	$227,250	$117,070

Supplemental disclosure of non-cash investing activities:
Cash paid during the period for:
Interest	$3,124	$3,612
Income taxes	$6,498	$5,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — BASIS OF PRESENTATION, CONSOLIDATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements include the accounts of Bristow Group Inc. and its consolidated entities (“Bristow Group,” the “Company,” “we,” “us,” or “our”) after elimination of all significant intercompany accounts and transactions. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ending March 31, 2013 is referred to as “fiscal year 2013.” Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), the information contained in the following notes to condensed consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and related notes thereto contained in our fiscal year 2012 Annual Report (the “fiscal year 2012 Financial Statements”). Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the entire fiscal year.

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company as of June 30, 2012, the consolidated results of operations for the three months ended June 30, 2012 and 2011, and the consolidated cash flows for the three months ended June 30, 2012 and 2011.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Foreign Currency

See “Foreign Currency” in Note 1 to the fiscal year 2012 Financial Statements for a discussion of the related accounting policies. During the three months ended June 30, 2012 and 2011, our primary foreign currency exposure was to the British pound sterling, the euro, the Australian dollar and the Nigerian naira. The value of these currencies has fluctuated relative to the U.S. dollar as indicated in the following table:

	Three Months Ended
	June 30,
	2012	2011
One British pound sterling into U.S. dollars
High	1.62	1.66
Average	1.58	1.63
Low	1.53	1.60
At period-end	1.57	1.61
One euro into U.S. dollars
High	1.33	1.49
Average	1.28	1.44
Low	1.24	1.40
At period-end	1.27	1.45
One Australian dollar into U.S. dollars
High	1.04	1.09
Average	1.01	1.06
Low	0.97	1.03
At period-end	1.03	1.07
One Nigerian naira into U.S. dollars
High	0.0065	0.0066
Average	0.0063	0.0065
Low	0.0061	0.0064
At period-end	0.0062	0.0065

Source:	Bank of England and Oanda.com

Other income (expense), net, in our condensed consolidated statements of income includes foreign currency transaction losses of $0.9 million and foreign currency transaction gains of $0.2 million for the three months ended June 30, 2012 and 2011, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Our earnings from unconsolidated affiliates, net of losses, are also affected by the impact of changes in foreign currency exchange rates on the reported results of our unconsolidated affiliates. During the three months ended June 30, 2012 and 2011, earnings from unconsolidated affiliates, net of losses, were decreased by $3.1 million and increased by $0.6 million, respectively, as a result of the impact of changes in foreign currency exchange rates on the results of our unconsolidated affiliates, primarily the impact of changes in the Brazilian real and U.S. dollar exchange rate on results for our affiliate in Brazil. The value of the Brazilian real has fluctuated relative to the U.S. dollar as indicated in the following table:

	Three Months Ended
	June 30,
	2012	2011
One Brazilian real into U.S. dollars
High	0.5488	0.6405
Average	0.5125	0.6274
Low	0.4811	0.6106
At period-end	0.4816	0.6380

Source:	Oanda.com

We estimate that the fluctuation of currencies versus the same period in the prior fiscal year had the following effect on our financial condition and results of operations discussed below (in thousands):

Three Months Ended
June 30, 2012
Revenue	$(8,778)
Operating expense	9,699
Earnings from unconsolidated affiliates, net of losses	(3,690)
Non-operating expense	(1,192)

Income before benefit for income taxes	(3,961)
Benefit for income taxes	806

Net income	(3,155)
Cumulative translation adjustment	305

Total stockholders’ investment	$(2,850)

Accounts Receivable

As of June 30 and March 31, 2012, the allowance for doubtful accounts for non-affiliates was $0.2 million and $0.1 million, respectively. As of June 30 and March 31, 2012, there were no allowances for doubtful accounts related to accounts receivable due from affiliates. See “Summary of Significant Accounting Policies” in Note 1 to the fiscal year 2012 Financial Statements for further information.

Property and Equipment

During the three months ended June 30, 2012, we recorded impairment charges of $1.9 million to reduce the carrying value of seven aircraft held for sale. These impairment charges are included as a reduction in gain (loss) on disposal of assets on the condensed consolidated statement of income. Additionally, we sold four aircraft and other equipment during the three months ended June 30, 2012 for proceeds of $20.2 million resulting in a loss of $3.4 million.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Recent Accounting Pronouncement

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement that provided new guidance on the presentation of comprehensive income in financial statements. This pronouncement requires entities to present total comprehensive income either in a single, continuous statement of comprehensive income or in two, separate, but consecutive, statements. Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income. Under the two-statement approach, entities must report a statement of income and, immediately following, a statement of comprehensive income. Under either method, entities must display adjustments for items reclassified from other comprehensive income to net income in both net income and comprehensive income. In December 2011, the FASB deferred the effective date of the presentation of reclassifications of items out of other comprehensive income. The remaining provisions for this pronouncement were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We adopted this pronouncement for our fiscal year beginning April 1, 2012 using the two-statement approach.

Note 2 — VARIABLE INTEREST ENTITIES AND OTHER INVESTMENTS IN SIGNIFICANT AFFILIATES

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

Variable Interest Entities

As of June 30, 2012, we had interests in three VIEs of which we are the primary beneficiary, which are described below, and had no interests in VIEs of which we are not the primary beneficiary. See Note 3 to the fiscal year 2012 Financial Statements for a description of other investments in significant affiliates.

Bristow Aviation Holdings Limited — We own 49% of Bristow Aviation Holdings Limited’s (“Bristow Aviation”) common stock and a significant amount of its subordinated debt. Bristow Aviation is incorporated in England and holds all of the outstanding shares in Bristow Helicopter Group Limited (“Bristow Helicopters”). Its subsidiaries provide helicopter services to clients primarily in the U.K, Norway, Australia and Nigeria. Bristow Aviation is organized with three different classes of ordinary shares having disproportionate voting rights. The Company, Caledonia Investments plc (“Caledonia”) and a European Union investor (the “E.U. Investor”) own 49%, 46% and 5%, respectively, of Bristow Aviation’s total outstanding ordinary shares, although Caledonia has voting control over the E.U. Investor’s shares.

In addition to our ownership of 49% of Bristow Aviation’s outstanding ordinary shares, in May 2004, we acquired eight million shares of deferred stock, essentially a subordinated class of stock with no voting rights, from Bristow Aviation for £1 per share ($14.4 million in total). We also have £91.0 million ($142.7 million) principal amount of subordinated unsecured loan stock (debt) of Bristow Aviation bearing interest at an annual rate of 13.5% and payable semi-annually. Payment of interest on such debt has been deferred since its incurrence in 1996. Deferred interest accrues at an annual rate of 13.5% and aggregated $1.0 billion as of June 30, 2012.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Caledonia, the Company and the E.U. Investor also have entered into a put/call agreement under which, upon giving specified prior notice, we have the right to buy all the Bristow Aviation shares held by Caledonia and the E.U. Investor, who, in turn, each have the right to require us to purchase such shares. Under current English law, we would be required, in order for Bristow Aviation to retain its operating license, to find a qualified E.U. investor to own any Bristow Aviation shares we have the right to acquire under the put/call agreement. The only restriction under the put/call agreement limiting our ability to exercise the put/call option is a requirement to consult with the Civil Aviation Authority (“CAA”) in the U.K. regarding the suitability of the new holder of the Bristow Aviation shares. The put/call agreement does not contain any provisions should the CAA not approve the new E.U. investor. However, we would work diligently to find an E.U. investor suitable to the CAA. The amount by which we could purchase the shares of the other investors holding 51% of the equity of Bristow Aviation is fixed under the terms of the call option, and we have reflected this amount on our condensed consolidated balance sheets as noncontrolling interest.

Furthermore, the call option provides a mechanism whereby the economic risk for the other investors is limited should the financial condition of Bristow Aviation deteriorate. The call option price is the nominal value of the ordinary shares held by the noncontrolling shareholders (£1.0 million as of June 30, 2012) plus an annual guaranteed rate of return less any prepayments of such call option price and any dividends paid on the shares concerned. We can elect to pre-pay the guaranteed return element of the call option price wholly or in part without exercising the call option. No dividends have been paid. We have accrued the annual return due to the other shareholders at a rate of sterling LIBOR plus 3% (prior to May 2004, the rate was fixed at 12%) by recognizing noncontrolling interest expense in our condensed consolidated statements of income, with a corresponding increase in noncontrolling interest on our condensed consolidated balance sheets. Prepayments of the guaranteed return element of the call option are reflected as a reduction in noncontrolling interest on our condensed consolidated balance sheets. The other investors have an option to put their shares in Bristow Aviation to us. The put option price is calculated in the same way as the call option price except that the guaranteed rate for the period to April 2004 was 10% per annum. If the put option is exercised, any pre-payments of the call option price are set off against the put option price.

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

	June 30,	March 31,
	2012	2012
Assets
Cash and cash equivalents	$56,290	$31,978
Accounts receivable	226,552	274,853
Inventories	98,578	98,208
Prepaid expenses and other current assets	25,134	30,975

Total current assets	406,554	436,014
Investment in unconsolidated affiliates	7,547	12,370
Property and equipment, net	144,622	148,622
Goodwill	13,263	13,528
Other assets	18,899	11,529

Total assets	$590,885	$622,063

Liabilities
Accounts payable	$82,957	$109,967
Accrued liabilities	1,092,139	1,049,419
Deferred taxes	8,752	9,142

Total current liabilities	1,183,848	1,168,528
Long-term debt, less current maturities	142,743	154,217
Accrued pension liabilities	109,792	111,742
Other liabilities and deferred credits	375	719

Total liabilities	$1,436,758	$1,435,206

	Three Months Ended
	June 30,
	2012	2011
Revenue	$284,780	$245,326
Operating income	3,879	1,872
Net loss	35,493	30,637

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

Investments in Other Significant Affiliates

Effective June 30, 2012, our ownership interest in Líder Aviação Holding S.A. (“Líder”) in Brazil was reduced from 42.5% to 41.9% resulting from Líder’s issuance of additional shares to improve tax and cost-saving efficiencies. This transaction resulted in no material impact to our condensed consolidated financial statements.

Note 3 — DEBT

Debt as of June 30 and March 31, 2012 consisted of the following (in thousands):

	June 30,	March 31,
	2012	2012
7 1/2% Senior Notes due 2017, including $0.3 million of unamortized premium	$350,330	$350,346
Term Loan	242,500	245,000
Revolving Credit Facility	40,000	59,300
3% Convertible Senior Notes due 2038, including $11.5 million and $12.4 million of unamortized discount, respectively	103,469	102,599

Total debt	736,299	757,245
Less short-term borrowings and current maturities of long-term debt	(16,562)	(14,375)

Total long-term debt	$719,737	$742,870

During the three months ended June 30, 2012, we made payments of $19.3 million and $2.5 million to reduce our borrowings under the Revolving Credit Facility and Term Loan, respectively. For further details on the Revolving Credit Facility and Term Loan, see Note 5 to the fiscal year 2012 Financial Statements.

The balances of the debt and equity components of the 3% Convertible Senior Notes due 2038 (“3% Convertible Senior Notes”) as of each period presented are as follows (in thousands):

	June 30,	March 31,
	2012	2012
Equity component – net carrying value	$14,905	$14,905
Debt component:
Face amount due at maturity	$115,000	$115,000
Unamortized discount	(11,531)	(12,401)

Debt component – net carrying value	$103,469	$102,599

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The remaining debt discount is being amortized into interest expense over the expected three year remaining life of the 3% Convertible Senior Notes using the effective interest rate. The effective interest rate for the three months ended June 30, 2012 and 2011 was 6.9%. Interest expense related to our 3% Convertible Senior Notes for the three months ended June 30, 2012 and 2011 was as follows (in thousands):

	Three Months Ended
	June 30,
	2012	2011
Contractual coupon interest	$863	$863
Amortization of debt discount	870	822

Total interest expense	$1,733	$1,685

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

Non-recurring Fair Value Measurements

The majority of our non-financial assets, which include inventories, property and equipment, goodwill and other intangible assets, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur such that a non-financial asset is required to be evaluated for impairment and deemed to be impaired, the impaired non-financial asset is recorded as its fair value. We had no impaired assets during the three months ended June 30, 2011.

The following table summarizes the assets as of June 30, 2012, which are valued at fair value on a non-recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2012	Total Gain (Loss) for the Three Months Ended June 30, 2012
Assets held for sale	$—	$3,646	$—	$3,646	$(1,889)

Total assets	$—	$3,646	$—	$3,646	$(1,889)

The fair value of the assets held for sale using Level 2 inputs is determined through evaluation of expected sales proceeds for aircraft. This analysis includes estimates based on historical experience with sales, recent transactions involving similar assets, quoted market prices for similar assets and condition and location of aircraft to be sold or otherwise disposed of.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Recurring Fair Value Measurements

The following table summarizes the financial instruments we had as of June 30, 2012, which are valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2012	Balance Sheet Classification
Rabbi Trust investments	$3,948	$—	$—	$3,948	Other assets

Total assets	$3,948	$—	$—	$3,948

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

Fair Value of Financial Instruments

The fair value of our financial instruments has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on quoted market prices. The carrying and fair value of our long-term debt, including the current portion, are as follows (in thousands):

	June 30, 2012		March 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
7 1/2% Senior Notes	$350,330	$336,000	$350,346	$364,875
Term Loan	242,500	242,500	245,000	245,000
Revolving Credit Facility	40,000	40,000	59,300	59,300
3% Convertible Senior Notes	103,469	115,612	102,599	120,750

	$736,299	$734,112	$757,245	$789,925

The fair values of our cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of these items.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 5 — DERIVATIVE FINANCIAL INSTRUMENTS

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

We entered into forward contracts during the three months ended June 30, 2011 to mitigate our exposure to exchange rate fluctuations on our euro-denominated aircraft purchase commitments, which were designated as cash flow hedges for accounting purposes. As of June 30 and March 31, 2012, we had no open forward contracts. We had six open forward contracts as of March 31, 2011, which had rates ranging from 1.3153 U.S. dollars per euro to 1.3267 U.S. dollars per euro. These contracts had an underlying notional value of between €5,000,000 and €7,000,000, for a total of €34,300,871, with the first contract having expired in May 2011 and the last in June 2011. During the three months ended June 30, 2011, we entered into an additional open forward contract at a rate of 1.418 U.S. dollars per euro with an underlying notional value of €13,826,241 that expired in July 2011. As of June 30, 2011, an unrecognized gain on these contracts of $1.7 million, net of tax, was included as a component of accumulated other comprehensive loss. No gains or losses relating to forward contracts are recognized in our condensed consolidated statements of income for the three months ended June 30, 2012 and 2011.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 6 — COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Contracts — As shown in the table below, we expect to make additional capital expenditures over the next five fiscal years to purchase additional aircraft. As of June 30, 2012, we had 17 aircraft on order and options to acquire an additional 36 aircraft. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order will provide incremental fleet capacity in terms of revenue and operating income.

	Nine Months Ending	Fiscal Year Ending March 31,
	March 31, 2013	2014	2015	2016	2017 and thereafter	Total
Commitments as of June 30, 2012:
Number of aircraft:
Large (1)(2)	7	4	3	2	1	17

	7	4	3	2	1	17

Related expenditures (in thousands)	$158,619	$58,268	$46,103	$30,582	$13,771	$307,343

Options as of June 30, 2012:
Number of aircraft:
Medium	—	5	5	2	—	12
Large	—	3	4	7	10	24

	—	8	9	9	10	36

Related expenditures (in thousands)	$87,062	$170,991	$175,707	$184,890	$194,487	$813,137

(1)

Signed client contracts are currently in place that will utilize five of these aircraft. Six aircraft expected to enter service between fiscal years 2015 and 2017 are subject to the successful development and certification of the aircraft.

(2)	Includes progress payments on aircraft scheduled to be delivered in future periods.

The following chart presents an analysis of our aircraft orders and options during the three months ended June 30, 2012:

	Orders	Options
Beginning of period	15	40
Aircraft delivered	(2)	—
Exercised options	4	(4)

End of period	17	36

We periodically purchase aircraft for which we have no order. During the three months ended June 30, 2012, we purchased one large aircraft which was not on order.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Operating Leases — We have non-cancelable operating leases in connection with the lease of certain equipment, land and facilities, including leases for aircraft. Rental expense incurred under all operating leases, except for those with terms of a month or less that were not renewed, was $16.3 million and $9.0 million for the three months ended June 30, 2012 and 2011, respectively.

We have initiated a new financing strategy whereby we will be using operating leases to a larger extent than in the past. As part of this operating lease strategy, in fiscal year 2012 we sold seven aircraft for $147.8 million and entered into seven separate agreements to lease back these aircraft. Additionally, in fiscal year 2012, we transferred our interest in two aircraft previously included in construction in progress within property and equipment on our consolidated balance sheet in return for $23.4 million in progress payments previously paid on these aircraft. We also signed two separate agreements to lease back these aircraft, commencing at time of delivery, which occurred July 27, 2012 for the first aircraft and is currently anticipated to occur during the second quarter of fiscal year 2013 for the second aircraft. We did not enter into any new aircraft operating leases with terms in excess of one year during the three months ended June 30, 2012.

The aircraft leases entered into in fiscal year 2012 range from base terms of 60 to 72 months with renewal options of up to 72 months in some cases, include purchase options upon expiration and some include early purchase options. The leases contain terms customary in transactions of this type, including provisions that allow the lessor to repossess the aircraft and require us to pay a stipulated amount if we default on our obligations under the agreements. The following is a summary of the terms related to aircraft leased under operating leases with original or remaining terms in excess of one year:

End of Lease Term	Number of Aircraft	Monthly Lease Payments (in thousands)
Fiscal year 2013 to fiscal year 2015	6	$1,010
Fiscal year 2016 to fiscal year 2018	7	1,200
Fiscal year 2023	9	350

	22	$2,560

Employee Agreements — Approximately 51% of our employees are represented by collective bargaining agreements and/or unions. These agreements generally include annual escalations of up to 12%. Periodically, certain groups of our employees who are not covered by a collective bargaining agreement consider entering into such an agreement.

During the three months ended June 30, 2012, we recognized $2.2 million in compensation expense included in direct cost related to severance costs as a result of the termination of a contract in the Southern North Sea. Also, during the three months ended June 30, 2012, we recognized approximately $2.0 million in compensation expense (including expenses recorded for the acceleration of unvested stock options and restricted stock) included in general and administrative expense related to the separation between us and our Senior Vice President and General Counsel.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Civil Class Action Lawsuit — On June 12, 2009, Superior Offshore International, Inc. v. Bristow Group Inc., et al, Case No. 1:09-cv-00438, was filed in the U.S. District Court for the District of Delaware. The purported class action complaint, which also named other providers of offshore helicopter services in the Gulf of Mexico as defendants, alleged violations of Section 1 of the Sherman Act. Among other things, the complaint alleged that the defendants unlawfully conspired to raise and maintain the price of offshore helicopter services between January 1, 2001 and December 31, 2005. The plaintiff was seeking to represent a purported class of direct purchasers of offshore helicopter services and was asking for, among other things, unspecified treble monetary damages and injunctive relief. In September 2010, the court granted our and the other defendants’ motion to dismiss the case on several grounds. The plaintiff then filed a motion seeking a rehearing and seeking leave to amend its original complaint, which was partially granted to permit limited discovery. We and the other defendants again filed motions to dismiss the lawsuit, which were granted. The plaintiff appealed the judgment in the U.S. Court of Appeals for the Third Circuit. On July 27, 2012, the United States Court of Appeals for the Third Circuit ruled in our favor on all points and upheld the dismissal of the case. We are unable to predict whether the plaintiff will further appeal this case. If so, we will continue to defend against this lawsuit vigorously. We are currently unable to determine whether it could have a material effect on our business, financial condition or results of operations.

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

Guarantees — We had guaranteed the repayment of up to £10 million ($15.7 million) of the debt of FBS Limited, an unconsolidated affiliate, which has been repaid. Therefore, as of June 30, 2012 we are no longer a guarantor of this debt.

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

Note 7 — TAXES

Our effective income tax rates were 20.3% and 23.7% for the three months ended June 30, 2012 and 2011, respectively. During the three months ended June 30, 2012, we released tax contingency related items totaling $0.1 million. During the three months ended June 30, 2011, we accrued tax contingency related items totaling $0.7 million. Our effective tax rate was also impacted by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits.

As of June 30, 2012, there were $1.4 million of unrecognized tax benefits, all of which would have an impact on our effective tax rate, if recognized. For the three months ended June 30, 2012 and 2011, we accrued interest and penalties of $0.1 million in connection with uncertain tax positions.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 8 — EMPLOYEE BENEFIT PLANS

Pension Plans

The following table provides a detail of the components of net periodic pension cost (in thousands):

	Three Months Ended
	June 30,
	2012	2011
Service cost for benefits earned during the period	$2,057	$1,634
Interest cost on pension benefit obligation	6,433	7,212
Expected return on assets	(7,281)	(7,489)
Amortization of unrecognized losses	1,657	1,377

Net periodic pension cost	$2,866	$2,734

We pre-funded our contributions of £10.4 million ($16.6) million to our U.K. Staff pension plan for fiscal year 2013 in the last quarter of fiscal year 2012. The current estimate of our cash contributions to our Norwegian pension plan and U.K. expatriate plan for fiscal year 2013 are $9.6 million and $0.6 million, respectively, $2.1 million and $0.1 million, respectively, of which were paid during the three months ended June 30, 2012.

Incentive Compensation

Stock–based awards are currently made under the Bristow Group Inc. 2007 Long-Term Incentive Plan (“2007 Plan”). A maximum of 2,400,000 shares of common stock, par value $.01 per share (“Common Stock”), are reserved. Awards granted under the 2007 Plan may be in the form of stock options, stock appreciation rights, shares of restricted stock, other stock-based awards (payable in cash or Common Stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants. As of June 30, 2012, 494,669 shares remained available for grant under the 2007 Plan.

We have a number of other incentive and stock option plans which are described in Note 10 to our fiscal year 2012 Financial Statements.

For the three months ended June 30, 2012 and 2011, total stock-based compensation expense, which includes stock options, restricted stock units and restricted stock, totaled $2.8 million and $5.2 million, respectively. Stock-based compensation expense has been allocated to our various business units. During the three months ended June 30, 2011, we recorded $2.2 million of expense related to stock-based compensation grants to our President and Chief Executive Officer.

During the three months ended June 30, 2012, we awarded 167,293 shares of restricted stock at an average grant date fair value of $43.38 per share. Also during the three months ended June 30, 2012, 324,565 stock options were granted. The following table shows the assumptions used to compute the stock-based compensation expense for stock options granted during the three months ended June 30, 2012:

Risk free interest rate	0.76%
Expected life (years)	5
Volatility	50.20%
Dividend yield	1.84%
Weighted average exercise price of options granted	$43.38	per option
Weighted average grant-date fair value of options granted	$16.65	per option

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Performance cash awards vest and pay out in cash three years after the date of grant at varying levels depending on our performance in Total Shareholder Return against a peer group of companies. These awards were designed to tie a significant portion of total compensation to performance. One of the effects of this type of compensation is that it requires liability accounting which can result in volatility in earnings. The liability recorded for these awards as of June 30 and March 31, 2012 was $3.7 million and $5.7 million, respectively, and represents an accrual based on the fair value of the awards on those dates. The decrease in the liability during the three months ended June 30, 2012 is due to the payout in June 2012 of the awards granted in June 2009, partially offset by an increase recognized as compensation expense for a new award in June 2012. Any changes in fair value of the awards in future quarters will increase or decrease the liability and impact results in those periods. The affect, either positive or negative, on future period earnings can vary based on factors including changes in our stock price or the stock prices of the peer group companies, as well as changes in other market and company-specific assumptions that are factored into the calculation of fair value of the performance cash awards.

Compensation expense recorded related to the performance cash awards during the three months ended June 30, 2012 and 2011 was $0.9 million and $3.7 million, respectively.

Note 9 — DIVIDENDS AND EARNINGS PER SHARE

Dividends

On July 31, 2012, our board of directors approved a dividend of $0.20 per share of Common Stock, payable on September 14, 2012 to shareholders of record on August 31, 2012. See discussion of our dividends in Note 11 to our fiscal year 2012 Financial Statements. The declaration of future dividends is at the discretion of our board of directors and subject to our results of operations, financial condition, cash requirements and other factors and restrictions under applicable law and our debt instruments.

Earnings per Share

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per common share excludes options to purchase shares, restricted stock units and restricted stock awards, which were outstanding during the period but were anti-dilutive, as follows:

	Three Months Ended
	June 30,
	2012	2011
Options:
Outstanding	376,490	274,063
Weighted average exercise price	$43.65	$30.16
Restricted stock units:
Outstanding	72,592	4,040
Weighted average price	$46.59	$53.89
Restricted stock awards:
Outstanding	—	39,220
Weighted average price	$—	$43.79

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	June 30,
	2012	2011
Net income available to common stockholders (in thousands):
Income available to common stockholders – basic	$23,662	$21,045
Interest expense on assumed conversion of 3% Convertible Senior Notes, net of tax (1)	—	—

Income available to common stockholders – diluted	$23,662	$21,045

Shares:
Weighted average number of common shares outstanding – basic	35,789,700	36,352,371
Assumed conversion of 3% Convertible Senior Notes outstanding during the period (1)	—	—
Net effect of dilutive stock options, restricted stock units and restricted stock awards based on the treasury stock method	659,888	713,840

Weighted average number of common shares outstanding – diluted	36,449,588	37,066,211

Basic earnings per common share	$0.66	$0.58

Diluted earnings per common share	$0.65	$0.57

(1)

Diluted earnings per common share for the three months ended June 30, 2012 and 2011 excludes approximately 1.5 million potentially dilutive shares initially issuable upon the conversion of our 3% Convertible Senior Notes. The 3% Convertible Senior Notes will be convertible, under certain circumstances, using a net share settlement process, into a combination of cash and our Common Stock. As of June 30, 2012, the base conversion price of the notes was approximately $76.56, based on the base conversion rate of 13.0609 shares of Common Stock per $1,000 principal amount of convertible notes (subject to adjustment in certain circumstances, including the payment of dividends). In general, upon conversion of a note, the holder will receive cash equal to the principal amount of the note and Common Stock to the extent of the note’s conversion value in excess of such principal amount. In addition, if at the time of conversion the applicable price of our Common Stock exceeds the base conversion price, holders will receive up to an additional 8.4049 shares of our Common Stock per $1,000 principal amount of notes, as determined pursuant to a specified formula. Such shares did not impact our calculation of diluted earnings per share for three months ended June 30, 2012 and 2011 as our stock price did not meet or exceed the base conversion price.

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

The following shows reportable segment information for the three months ended June 30, 2012 and 2011 and as of June 30 and March 31, 2012, where applicable, reconciled to consolidated totals, and prepared on the same basis as our condensed consolidated financial statements (in thousands):

	Three Months Ended June 30,
	2012	2011
Segment gross revenue from external clients:
Europe	$153,957	$134,280
West Africa	70,454	54,507
North America	52,710	44,167
Australia	44,502	45,295
Other International	33,475	35,467
Corporate and other	7,510	7,389

Total segment gross revenue	$362,608	$321,105

Intrasegment gross revenue:
Europe	$63	$258
West Africa	—	—
North America	196	75
Australia	—	118
Other International	—	—
Corporate and other	120	(444)

Total intrasegment gross revenue	$379	$7

Consolidated gross revenue reconciliation:
Europe	$154,020	$134,538
West Africa	70,454	54,507
North America	52,906	44,242
Australia	44,502	45,413
Other International	33,475	35,467
Corporate and other	7,630	6,945
Intrasegment eliminations	(379)	(7)

Total consolidated gross revenue	$362,608	$321,105

Earnings from unconsolidated affiliates, net of losses – equity method investments:
Europe	$2,006	$2,858
Other International	(17)	3,135

Total earnings from unconsolidated affiliates, net of losses – equity method investments	$1,989	$5,993

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Three Months Ended June 30,
	2012	2011
Consolidated operating income (loss) reconciliation:
Europe	$21,876	$23,249
West Africa	16,131	11,231
North America	6,475	1,584
Australia	6,509	4,524
Other International	7,387	11,910
Corporate and other	(13,070)	(17,509)
Gain (loss) on disposal of assets	(5,315)	1,416

Total consolidated operating income	$39,993	$36,405

Depreciation and amortization:
Europe	$7,564	$7,907
West Africa	3,142	3,270
North America	3,266	3,687
Australia	2,483	3,122
Other International	4,033	3,963
Corporate and other	884	759

Total depreciation and amortization	$21,372	$22,708

Identifiable assets:
Europe	$850,131	$779,160
West Africa	384,242	376,903
North America	290,428	276,074
Australia	263,813	295,895
Other International	561,677	602,174
Corporate and other	390,088	410,157

Total identifiable assets (1)	$2,740,379	$2,740,363

	June 30, 2012	March 31, 2012
Investments in unconsolidated affiliates – equity method investments:
Europe	$6,889	$11,410
Other International	184,170	184,922
Corporate and other	3,228	2,378

Total investments in unconsolidated affiliates – equity method investments	$194,287	$198,710

(1)

Includes $152.2 million and $126.6 million, respectively of construction in progress within property and equipment on our condensed consolidated balance sheets as of June 30 and March 31, 2012, respectively, which primarily represents progress payments on aircraft to be delivered in future periods.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 11 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In connection with the sale of the 7  1/2% Senior Notes and the 3% Convertible Senior Notes, the Guarantor Subsidiaries fully, unconditionally, jointly and severally guaranteed the payment obligations under these notes. The following supplemental financial information sets forth, on a consolidating basis, the balance sheet, statement of income and cash flow information for Bristow Group Inc. (“Parent Company Only”), for the Guarantor Subsidiaries and for our other subsidiaries (the “Non-Guarantor Subsidiaries”). We have not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Supplemental Condensed Consolidating Statement of Income

Three Months Ended June 30, 2012

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$—	$69,512	$293,096	$—	$362,608
Intercompany revenue	578	17,299	—	(17,877)	—

	578	86,811	293,096	(17,877)	362,608

Operating expense:
Direct cost and reimbursable expense	—	49,772	213,168	—	262,940
Intercompany expenses	—	—	17,877	(17,877)	—
Depreciation and amortization	1,069	8,075	12,228	—	21,372
General and administrative	8,929	6,851	19,197	—	34,977

	9,998	64,698	262,470	(17,877)	319,289

Loss on disposal of assets	—	(1,419)	(3,896)	—	(5,315)
Earnings from unconsolidated affiliates, net of losses	17,739	—	1,989	(17,739)	1,989

Operating income	8,319	20,694	28,719	(17,739)	39,993
Interest income	27,940	9	—	(27,861)	88
Interest expense	(8,850)	—	(27,785)	27,861	(8,774)
Other income (expense), net	51	57	(1,039)	—	(931)

Income (loss) before provision for income taxes	27,460	20,760	(105)	(17,739)	30,376
Allocation of consolidated income taxes	(3,779)	(1,758)	(643)	—	(6,180)

Net income (loss)	23,681	19,002	(748)	(17,739)	24,196
Net income attributable to noncontrolling interests	(19)	—	(515)	—	(534)

Net income (loss) attributable to Bristow Group	$23,662	$19,002	$(1,263)	$(17,739)	$23,662

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

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Supplemental Condensed Consolidating Balance Sheet

As of June 30, 2012

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
		(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$54,156	$4,061	$169,033	$—	$227,250
Accounts receivable	15,671	85,616	239,553	(48,881)	291,959
Inventories	—	57,248	100,295	—	157,543
Assets held for sale	—	1,547	16,553	—	18,100
Prepaid expenses and other current assets	1,182	(187)	18,560	(7,316)	12,239

Total current assets	71,009	148,285	543,994	(56,197)	707,091

Intercompany investment	1,029,404	111,434	—	(1,140,838)	—
Investment in unconsolidated affiliates	3,228	150	197,664	—	201,042
Intercompany notes receivable	1,296,062	—	(30,775)	(1,265,287)	—
Property and equipment—at cost:
Land and buildings	801	48,872	32,143	—	81,816
Aircraft and equipment	14,267	875,832	1,252,974	—	2,143,073

	15,068	924,704	1,285,117	—	2,224,889

Less: Accumulated depreciation and amortization	(7,751)	(190,943)	(269,193)	—	(467,887)

	7,317	733,761	1,015,924	—	1,757,002
Goodwill	—	4,755	24,584	—	29,339
Other assets	110,883	2,418	166,881	(234,277)	45,905

Total assets	$2,517,903	$1,000,803	$1,918,272	$(2,696,599)	$2,740,379

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

Current liabilities:
Accounts payable	$3,951	$17,586	$80,006	$(43,667)	$57,876
Accrued liabilities	12,452	20,429	101,338	(11,180)	123,039
Current deferred taxes	(1,218)	(133)	16,314	—	14,963
Short-term borrowings and current maturities of long-term debt	16,562	—	—	—	16,562

Total current liabilities	31,747	37,882	197,658	(54,847)	212,440

Long-term debt, less current maturities	719,737	—	—	—	719,737
Intercompany notes payable	—	273,467	1,092,844	(1,366,311)	—
Accrued pension liabilities	—	—	109,792	—	109,792
Other liabilities and deferred credits	5,986	8,496	160,921	(160,580)	14,823
Deferred taxes	126,705	9,105	6,578	—	142,388

Stockholders’ investment:
Common stock	363	4,996	22,881	(27,877)	363
Additional paid-in-capital	705,984	9,290	243,520	(252,810)	705,984
Retained earnings	1,009,952	657,567	27,272	(684,839)	1,009,952
Accumulated other comprehensive income (loss)	(59,033)	—	49,434	(149,335)	(158,934)
Treasury shares	(25,085)	—	—	—	(25,085)

Total Bristow Group Inc. stockholders’ investment	1,632,181	671,853	343,107	(1,114,861)	1,532,280
Noncontrolling interests	1,547	—	7,372	—	8,919

Total stockholders’ investment	1,633,728	671,853	350,479	(1,114,861)	1,541,199

Total liabilities and stockholders’ investment	$2,517,903	$1,000,803	$1,918,272	$(2,696,599)	$2,740,379

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Supplemental Condensed Consolidating Balance Sheet

As of March 31, 2012

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
		(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$76,609	$3,155	$181,786	$—	$261,550
Accounts receivable	12,884	97,732	246,297	(70,693)	286,220
Inventories	—	57,957	99,868	—	157,825
Assets held for sale	—	1,400	17,310	—	18,710
Prepaid expenses and other current assets	1,512	2,220	27,394	(18,958)	12,168

Total current assets	91,005	162,464	572,655	(89,651)	736,473

Intercompany investment	1,031,041	111,434	—	(1,142,475)	—
Investment in unconsolidated affiliates	2,378	150	202,572	—	205,100
Intercompany notes receivable	1,266,714	—	(13,792)	(1,252,922)	—
Property and equipment—at cost:
Land and buildings	801	48,855	31,179	—	80,835
Aircraft and equipment	13,969	880,643	1,205,030	—	2,099,642

	14,770	929,498	1,236,209	—	2,180,477

Less: Accumulated depreciation and amortization	(6,705)	(186,876)	(264,121)	—	(457,702)

	8,065	742,622	972,088	—	1,722,775
Goodwill	—	4,755	24,889	—	29,644
Other assets	111,442	2,416	166,829	(234,316)	46,371

Total assets	$2,510,645	$1,023,841	$1,925,241	$(2,719,364)	$2,740,363

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

Current liabilities:
Accounts payable	$3,130	$26,384	$93,914	$(67,344)	$56,084
Accrued liabilities	11,506	20,987	102,006	(20,823)	113,676
Current deferred taxes	(1,571)	(128)	16,769	—	15,070
Short-term borrowings and current maturities of long-term debt	14,375	—	—	—	14,375

Total current liabilities	27,440	47,243	212,689	(88,167)	199,205

Long-term debt, less current maturities	742,870	—	—	—	742,870
Intercompany notes payable	—	296,335	1,057,622	(1,353,957)	—
Accrued pension liabilities	—	—	111,742	—	111,742
Other liabilities and deferred credits	6,738	8,754	161,168	(159,892)	16,768
Deferred taxes	121,385	8,903	17,666	—	147,954

Stockholders’ investment:
Common stock	363	4,996	22,828	(27,824)	363
Additional paid-in-capital	703,628	9,290	249,367	(258,657)	703,628
Retained earnings	993,435	648,320	30,335	(678,655)	993,435
Accumulated other comprehensive income (loss)	(61,706)	—	54,679	(152,212)	(159,239)
Treasury shares	(25,085)	—	—	—	(25,085)

Total Bristow Group Inc. stockholders’ investment	1,610,635	662,606	357,209	(1,117,348)	1,513,102
Noncontrolling interests	1,577	—	7,145	—	8,722

Total stockholders’ investment	1,612,212	662,606	364,354	(1,117,348)	1,521,824

Total liabilities and stockholders’ investment	$2,510,645	$1,023,841	$1,925,241	$(2,719,364)	$2,740,363

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Supplemental Condensed Consolidating Statement of Cash Flows

Three Months Ended June 30, 2012

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(10,350)	$58,170	$7,592	$—	$55,412
Cash flows from investing activities:
Capital expenditures	(445)	(35,698)	(50,412)	—	(86,555)
Proceeds from asset dispositions	—	9,621	10,606	—	20,227
Investment in unconsolidated affiliate	(850)	—	—	—	(850)

Net cash used in investing activities	(1,295)	(26,077)	(39,806)	—	(67,178)

Cash flows from financing activities:
Repayment of debt	(21,800)	—	—	—	(21,800)
Dividends paid	4,410	(9,755)	(1,800)	—	(7,145)
Increases (decreases) in cash related to intercompany advances and debt	5,884	(21,432)	15,548	—	—
Partial prepayment of put/call obligation	(17)	—	—	—	(17)
Issuance of Common Stock	311	—	—	—	311
Tax benefit related to stock-based compensation	404	—	—	—	404

Net cash provided by (used in) financing activities	(10,808)	(31,187)	13,748	—	(28,247)
Effect of exchange rate changes on cash and cash equivalents	—	—	5,713	—	5,713

Net increase (decrease) in cash and cash equivalents	(22,453)	906	(12,753)	—	(34,300)
Cash and cash equivalents at beginning of period	76,609	3,155	181,786	—	261,550

Cash and cash equivalents at end of period	$54,156	$4,061	$169,033	$—	$227,250

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Supplemental Condensed Consolidating Statement of Cash Flows

Three Months Ended June 30, 2011

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by operating activities	$8,757	$31,570	$12,562	$—	$52,889

Cash flows from investing activities:
Capital expenditures	(939)	(34,721)	(36,575)	—	(72,235)
Proceeds from asset dispositions	—	—	833	—	833

Net cash used in investing activities	(939)	(34,721)	(35,742)	—	(71,402)

Cash flows from financing activities:
Proceeds from borrowings	55,000	—	—	—	55,000
Repayment of debt and debt redemption premiums	(30,000)	—	(1,274)	—	(31,274)
Dividends paid	3,590	(8,960)	(40)	—	(5,410)
Increases (decreases) in cash related to intercompany advances and debt	(4,129)	11,721	(7,592)	—	—
Partial prepayment of put/call obligation	(15)	—	—	—	(15)
Issuance of Common Stock	1,183	—	—	—	1,183
Tax benefit related to stock-based compensation	101	—	—	—	101

Net cash provided by (used in) financing activities	25,730	2,761	(8,906)	—	19,585
Effect of exchange rate changes on cash and cash equivalents	—	—	(363)	—	(363)

Net increase (decrease) in cash and cash equivalents	33,548	(390)	(32,449)	—	709
Cash and cash equivalents at beginning of period	24,075	5,233	87,053	—	116,361

Cash and cash equivalents at end of period	$57,623	$4,843	$54,604	$—	$117,070

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Bristow Group Inc.:

We have reviewed the condensed consolidated balance sheet of Bristow Group Inc. and subsidiaries (the Company) as of June 30, 2012, the related condensed consolidated statements of income and comprehensive income for the three-month periods ended June 30, 2012 and 2011, and the related condensed consolidated statements of cash flows for the three-month periods ended June 30, 2012 and 2011. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of March 31, 2012, and the related consolidated statements of income, stockholders’ investment, and cash flows for the year then ended (not presented herein); and in our report dated May 23, 2012 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2012 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Houston, Texas

August 6, 2012

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 (the “fiscal year 2012 Annual Report”) and the MD&A contained therein. In the discussion that follows, the terms “Current Quarter” and “Comparable Quarter” refer to the three months ended June 30, 2012 and 2011, respectively. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ending March 31, 2013 is referred to as “fiscal year 2013.”

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

The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. For a more detailed description of risk factors, please see the risks and uncertainties described under Item 1A. “Risk Factors” included in the fiscal year 2012 Annual Report.

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

General

We are the leading provider of helicopter services to the worldwide offshore energy industry based on the number of aircraft operated and one of two helicopter service providers to the offshore energy industry with global operations. We have a long history in the helicopter services industry through Bristow Helicopters Ltd. and Offshore Logistics, Inc., having been founded in 1955 and 1969, respectively. We have major transportation operations in the North Sea, Nigeria and the U.S. Gulf of Mexico, and in most of the other major offshore energy producing regions of the world, including Alaska, Australia, Brazil, Russia and Trinidad. We generated 81%, 82% and 89% of our consolidated operating revenue, business unit operating income and business unit adjusted EBITDAR, respectively, from operations outside of the U.S. during the Current Quarter.

We conduct our business in one segment: Helicopter Services. The Helicopter Services segment operations are conducted primarily through five business units:

•	Europe,

•	West Africa,

•	North America,

•	Australia, and

•	Other International.

We provide helicopter services to a broad base of major integrated, national and independent offshore energy companies. Our clients charter our helicopters primarily to transport personnel between onshore bases and offshore production platforms, drilling rigs and other installations. To a lesser extent, our clients also charter our helicopters to transport time-sensitive equipment to these offshore locations. In addition to our primary Helicopter Services operations, we also operate a training business unit, Bristow Academy, and provide technical services to clients in the U.S. and U.K. As of June 30, 2012, we operated 357 aircraft (including 301 owned aircraft and 56 leased aircraft; 17 of the owned aircraft are held for sale) and our unconsolidated affiliates operated 194 aircraft in addition to those aircraft leased from us.

The chart below presents (1) the number of helicopters in our fleet and their distribution among the business units of our Helicopter Services segment as of June 30, 2012; (2) the number of helicopters which we had on order or under option as of June 30, 2012; and (3) the percentage of operating revenue which each of our business units provided during the Current Quarter. For additional information regarding our commitments and options to acquire aircraft, see Note 6 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Percentage of Current Quarter Operating Revenue	Aircraft in Consolidated Fleet						Unconsolidated Affiliates (3)	Total
		Helicopters				Fixed Wing	Total (1)(2)
		Small	Medium	Large	Training

Europe	39%	—	15	43	—	—	58	64	122
West Africa	21%	10	25	7	—	3	45	—	45
North America	16%	67	22	2	—	—	91	—	91
Australia	12%	2	10	16	—	—	28	—	28
Other International	10%	4	40	14	—	—	58	130	188
Corporate and other	2%	—	—	—	77	—	77	—	77

Total	100%	83	112	82	77	3	357	194	551

Aircraft not currently in fleet: (4)
On order		—	—	17	—	—	17
Under option		—	12	24	—	—	36

(1)	Includes 17 aircraft held for sale and 56 leased aircraft as follows:

	Held for Sale Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Training	Fixed Wing	Total
Europe	—	2	3	—	—	5
West Africa	—	1	—	—	—	1
North America	—	—	—	—	—	—
Australia	—	1	3	—	—	4
Other International	—	7	—	—	—	7
Corporate and other	—	—	—	—	—	—

Total	—	11	6	—	—	17

	Leased Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Training	Fixed Wing	Total
Europe	—	—	8	—	—	8
West Africa	—	1	—	—	—	1
North America	1	11	2	—	—	14
Australia	2	—	1	—	—	3
Other International	—	—	—	—	—	—
Corporate and other	—	—	—	30	—	30

Total	3	12	11	30	—	56

(2)	The average age of our fleet, excluding training aircraft, was 12 years as of June 30, 2012.
(3)	The 194 aircraft operated by our unconsolidated affiliates do not include those aircraft leased from us.
(4)	This table does not reflect aircraft which our unconsolidated affiliates may have on order or under option.

The commercial aircraft in our consolidated fleet represented in the above chart are our primary source of revenue. To normalize the consolidated operating revenue of our fleet for the different revenue productivity and cost of our commercial aircraft, we developed a common weighted factor that combines large, medium and small aircraft into a combined standardized number of revenue producing commercial aircraft assets. We call this measure Large AirCraft

Equivalent (“LACE”). Our large, medium and small aircraft are weighted as 100%, 50%, and 25%, respectively, to arrive at a single LACE number, which excludes Bristow Academy aircraft, fixed wing aircraft, affiliate aircraft, aircraft held for sale and aircraft construction in process. We divide our operating revenue from commercial contracts, which excludes operating revenue from affiliates and reimbursable revenue, by LACE to develop a LACE rate, which is a standardized rate, similar to a day rate, on which we disclose results and provide guidance. Our current number of LACE aircraft is 147 and our historical LACE and LACE rate is as follows:

	Current	Fiscal Year Ended March 31,
	Quarter	2012	2011	2010	2009	2008
LACE	147	149	153	159	164	161
LACE Rate (in millions)	$8.55	$7.89	$7.15	$6.49	$6.14	$5.72

The following table presents the percentage of LACE leased as of June 30, 2012:

Europe	17%
West Africa	2%
North America	26%
Australia	11%
Other International	—%
Total	12%

Our Strategy

Our goal is to strengthen our position as a leading helicopter services provider to the offshore energy industry. We intend to employ the following well defined business/commercial and capital allocation strategies to achieve this goal:

Business/Commercial Strategy

•

Be the preferred provider of helicopter services. We position our business to be the preferred provider of helicopter services by maintaining strong relationships with our clients and providing safe and high-quality service. In order to create differentiation and add value to our clients, we focus on enhancing our value to our clients through the initiatives of “Target Zero Accidents,” “Target Zero Downtime” and “Target Zero Complaints,” which comprise our program called the “Bristow Client Promise.” This program is designed to deliver continuous improvement in all these important areas and demonstrate our commitment to providing higher hours of zero-accident flight time with on-time and up-time helicopter transportation service. We maintain relationships with our clients’ field operations and corporate management that we believe helps us better anticipate client needs and provide our clients with the right aircraft in the right place at the right time, which in turn allows us to better manage our fleet utilization and capital investment program. We also leverage our close relationships with our clients to establish mutually beneficial operating practices and safety standards worldwide. By applying standardized-first-rate operating and safety practices across our global operations, we seek to provide our clients with consistent, high-quality service in each of their areas of operation. By better understanding and delivering on our clients’ needs with our global operations and safety standards, we believe we effectively compete against other helicopter service providers based on aircraft availability, client service, safety and reliability, and not just price.

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

Capital Allocation Strategy

Our capital allocation strategy is based on three principles as follows:

•

Prudent balance sheet management. Throughout our corporate and business unit management, we proactively manage our capital allocation plan with a concentration on achieving business growth and improving rates of return, within the dictates of prudent balance sheet management. We have funded our successful growth plan and maintained adequate liquidity by raising approximately $1.4 billion of debt and equity by means of both public and private financings since fiscal year 2007, and we intend to continue managing our capital structure and liquidity position relative to our commitments with external financings when necessary and through the use of operating leases for 20-30% of our LACE. During fiscal year 2012, we initiated a new financing strategy whereby we are now using operating leases to a larger extent than in the past. As of June 30, 2012, aircraft under operating leases account for 12% of our LACE. Our adjusted debt to total equity ratio and total liquidity were 69.1% and $386.6 million, respectively, as of June 30, 2012 and 70.8% and $401.6 million, respectively, as of March 31, 2012. Adjusted debt includes the net present value of operating leases totaling $217.0 million and $190.2 million, respectively, letters of credit and guarantees totaling $1.5 million and $17.5 million, respectively, and the unfunded pension liability of $109.8 million and $111.7 million, respectively, as of June 30 and March 31, 2012.

•

Highest return. Our internal financial management framework, called Bristow Value Added (“BVA”), focuses on the returns we deliver across our organization. BVA is computed by subtracting a capital charge for the use of gross invested capital from after tax operating cash flow. Our goal is to achieve strong improvements in BVA over time by (1) improving the returns we earn throughout our organization via cost and capital efficiency improvements as well as through better pricing based on the differentiated value we deliver to clients via aircraft safety, availability, client service and reliability; (2) deploying more capital into commercial opportunities where management believes we can deliver strong returns and when we believe it will benefit the Company and our shareholders, including making strategic acquisitions or strategic equity investments; and (3) withdrawing capital from areas where returns are deemed inadequate and unable to be sufficiently improved. When appropriate, we may divest parts of the Company. Improvements in BVA is the primary financial measure in our management incentive plan, which is designed to align the interests of management with shareholders.

•

Balanced shareholder return. We have invested $2.0 billion on capital expenditures to grow our business since fiscal year 2007. We believe our liquidity position and cash flows from operations will be adequate to finance operating and maintenance capital expenditures, so we have considered our capital deployment alternatives for the future to deliver a more balanced return to our shareholders. On July 31, 2012, our board of directors approved our sixth consecutive quarterly dividend. Also, on November 2, 2011, our board of directors authorized the expenditure of up to $100 million to repurchase shares of our Common Stock within 12 months from that date, of which $25.1 million was spent in fiscal year 2012. For additional information on our repurchases of Common Stock, see “Share Repurchases” in Note 11 to the fiscal year 2012 Financial Statements. The timing and method of any repurchases under the program will depend on a variety of factors, is subject to our results of operations, financial condition, cash requirements, and other factors and restrictions under applicable law and our debt instruments, and may be suspended or discontinued at any time.

Market Outlook

Our core business is providing helicopter services to the worldwide oil and gas industry. Our clients’ operating expenditures in the production sector are the principal source of our revenue, while their exploration and development capital expenditures provide a lesser portion of our revenue. Our clients typically base their capital expenditure budgets on their long-term commodity price expectations and not exclusively on the current spot price. In 2009, the credit, equity and commodity markets were quite volatile causing many of our oil and gas company clients to reduce capital spending plans and defer projects. Growing confidence among our clients has led to increased capital expenditure budgets resulting in some larger projects moving ahead that were previously on hold. This led to the recovery in our fiscal year 2011 financial performance and continued slow and steady growth in fiscal year 2012 and into fiscal year 2013.

While we are cautiously optimistic that the economic conditions will continue to recover over the remainder of fiscal year 2013, we continue to seek ways to operate more efficiently and work with our clients to improve the efficiency of their operations. Our global operations and critical mass of helicopters provide us with geographic and client diversity which helps mitigate risks associated with a single market or client. This economic recovery should lead to an accelerated expansion throughout fiscal year 2013 and beyond and increased demand in many of our core markets.

The limited availability of some new aircraft models and the need throughout the industry to retire many of the older aircraft in the worldwide fleet is a driver for our industry. Currently manufacturers have some available aircraft; however, there are some constraints on supply of new large aircraft.

The management of our global aircraft fleet involves a careful evaluation of the expected demand for helicopter services across global energy markets, including the type of aircraft needed to meet this demand. As offshore oil and gas drilling and production globally moves to deeper water, more medium and large aircraft and newer technology aircraft may be required. As older aircraft models come off of current contracts and are replaced by new aircraft, our management evaluates our future needs for these aircraft models and ultimately the ability to recover our remaining investments in these aircraft through sales into the aftermarket. We depreciate our aircraft over their expected useful life to the expected salvage value to be received for the aircraft at the end of that life; however, depending on the market for aircraft or changes in the expected future use of aircraft within our fleet, we may record gains or losses on aircraft sales, impairment charges for aircraft operating or held for sale or accelerate depreciation of aircraft used in our operations. In certain instances where a cash return can be made on newer aircraft in excess of the expected return available through the provision of helicopter services, we may sell newer aircraft. The number of aircraft sales and the amount of gains and losses recorded on these sales is unpredictable. While aircraft sales are common in our business and are reflected in our operating results, gains and losses on aircraft sales may result in our operating results not reflecting the ordinary operating performance of our primary business, which is providing helicopter services to our clients. The gains and losses on aircraft sales are not included in the calculation of adjusted earnings per share or gross cash flows for purposes of calculating BVA.

Brazil continues to represent a significant part of our positive growth outlook. The discovery of pre-salt deepwater fields in Brazil along with the national mandate to significantly increase its production over the next five years will necessitate investment in infrastructure and associated services. The Petrobras five year plan, approved by their board, demands a helicopter fleet growth from 100 to 168 medium and large aircraft. During fiscal year 2012, Líder, our affiliate in Brazil, was awarded contracts for 14 medium aircraft. Seven aircraft commenced operations in fiscal year 2012 and the other seven will commence operations in fiscal year 2013. Aircraft being procured in this market tend to be newer and more sophisticated which is aligned with both Bristow Group’s “Client Promise” and Líder’s “Decolar” service differentiation programs. More recently, Líder was awarded five-year contracts by Petrobras for five large aircraft. One of these aircraft is leased to Líder by Bristow and is scheduled to start work in August 2012, and the remaining four aircraft are scheduled to commence work starting in late 2012 through April 2013.

Despite this growth, Líder’s operating results have been below our fiscal year 2013 expectations due to startup costs related to hiring of support and administrative personnel and training being incurred in preparation for these contract commencements. Líder is expected to perform better during the second half of fiscal year 2013 as new aircraft begin operating; however, currency fluctuations make it difficult to predict when the growth in this market will translate into higher equity earnings for Bristow from our Líder investment. Equity earnings from unconsolidated affiliates, net of losses on our condensed consolidated statement of income, is included in calculating adjusted net income and adjusted EBITDAR.

As discussed in “Item 1A. Risk Factors” in the fiscal year 2012 Annual Report, we are subject to competition and the political environment in the countries where we operate. In Nigeria, we have seen a recent increase in competitive pressure and new regulation that could impact our ability to win future work at levels previously anticipated. In order to properly and fully embrace new regulations, we have agreed in principle to make a number of key changes to our operating model in Nigeria, while maintaining safety as our number one priority at all times. These changes are still being finalized, with the objectives of these changes being (a) allowing each of Bristow Helicopters Nigeria Ltd. (“BHNL”) and Pan African Airlines Nigeria Ltd. (“PAAN”) to have more autonomy over its own flight operations, (b) providing technical aviation maintenance services through a new wholly-owned Bristow Group entity, BGI Aviation Technical Services (“BATS”), (c) enabling BHNL and PAAN to operate freely in the market place each as a completely separate entity with its own distinct identity, management and workforce, and (d) each of BHNL, PAAN and BATS committing to continue to apply and use all key Bristow Group standards and policies, including without limitation our Target Zero safety program, our Code of Business Integrity and our Operations Manuals. As a result of these changes, our ability to continue to consolidate BHNL and PAAN under the current accounting requirements could change.

We conduct business in various foreign countries, and as such, our cash flows and earnings are subject to fluctuations and related risks from changes in foreign currency exchange rates. During the Current Quarter, our primary foreign currency exposure was related to the euro, the British pound sterling, the Australian dollar, the Nigerian naira and the Brazilian real. For details on this exposure and the related impact on our results of operations, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk” and Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

Results of Operations

The following table presents our operating results and other statement of income information for the applicable periods:

	Three Months Ended
	June 30,		Favorable
	2012	2011	(Unfavorable)
	(In thousands, except per share
	amounts, percentages and flight hours)
Gross Revenue:
Operating revenue	$320,654	$286,761	$33,893	11.8%
Reimbursable revenue	41,954	34,344	7,610	22.2%

Total gross revenue	362,608	321,105	41,503	12.9%

Operating expense:
Direct cost	222,768	196,622	(26,146)	(13.3)%
Reimbursable expense	40,172	33,134	(7,038)	(21.2)%
Depreciation and amortization	21,372	22,708	1,336	5.9%
General and administrative	34,977	39,645	4,668	11.8%

	319,289	292,109	(27,180)	(9.3)%
Gain (loss) on disposal of assets	(5,315)	1,416	(6,731)	*
Earnings from unconsolidated affiliates, net of losses	1,989	5,993	(4,004)	*

Operating income	39,993	36,405	3,588	9.9%
Interest expense, net	(8,686)	(8,784)	98	1.1%
Other income (expense), net	(931)	204	(1,135)	*

Income before provision for income taxes	30,376	27,825	2,551	9.2%
Provision for income taxes	(6,180)	(6,606)	426	6.4%

Net income	24,196	21,219	2,977	14.0%
Net income attributable to noncontrolling interests	(534)	(174)	(360)	(206.9)%

Net income attributable to Bristow Group	$23,662	$21,045	$2,617	12.4%

Diluted earnings per common share	$0.65	$0.57	$0.08	14.0%
Operating margin (1)	12.5%	12.7%	(0.2)%	(1.6)%
Flight hours (2)	55,128	54,056	1,072	2.0%

Non-GAAP financial measures: (3)
Adjusted operating income	$47,470	$34,989	$12,481	35.7%
Adjusted operating income margin (1)	14.8%	12.2%	2.6%	21.3%
Adjusted EBITDAR	$84,273	$67,025	$17,248	25.7%
Adjusted EBITDAR margin (1)	26.3%	23.4%	2.9%	12.4%
Adjusted net income	$29,618	$19,878	$9,740	49.0%
Adjusted diluted earnings per share	$0.81	$0.54	$0.27	50.0%

*	percentage change not meaningful
(1)

Operating margin is calculated as operating income divided by operating revenue. Adjusted operating margin is calculated as adjusted operating income divided by operating revenue. Adjusted EBITDAR margin is calculated as adjusted EBITDAR divided by operating revenue.

(2)	Excludes flight hours from Bristow Academy and unconsolidated affiliates.

(3)

These financial measures have not been prepared in accordance with generally accepted accounting principles (“GAAP”) and have not been audited or reviewed by our independent auditor. These financial measures are therefore considered non-GAAP financial measures. Adjusted EBITDAR is calculated by taking our net income and adjusting for interest expense, depreciation and amortization, rent expense (included as components of direct cost and general and administrative expense), provision for income taxes, gain (loss) on disposal of assets and any special items during the reported periods. See further discussion of our use of the adjusted EBITDAR metric below. Adjusted operating income, adjusted net income and adjusted diluted earnings per share are each adjusted for gain (loss) on disposal of assets and any special items during the reported periods. Management believes these non-GAAP financial measures provide meaningful supplemental information regarding our results because they exclude amounts that management does not consider when assessing and measuring the operational and financial performance of the organization. A description of the adjustments to and reconciliations of these non-GAAP financial measures to the most comparable GAAP financial measures is as follows:

	Three Months Ended
	June 30,
	2012	2011
	(In thousands, except per share amounts)
Adjusted operating income	$47,470	$34,989
Gain (loss) on disposal of assets	(5,315)	1,416
Severance costs for termination of a contract	(2,162)	—

Operating income	$39,993	$36,405

Adjusted EBITDAR	$84,273	$67,025
Gain (loss) on disposal of assets	(5,315)	1,416
Severance costs for termination of a contract	(2,162)	—
Depreciation and amortization	(21,372)	(22,708)
Rent expense	(16,274)	(8,953)
Interest expense	(8,774)	(8,955)
Provision for income taxes	(6,180)	(6,606)

Net income	$24,196	$21,219

Adjusted net income	$29,618	$19,878
Gain (loss) on disposal of assets (i)	(4,234)	1,167
Severance costs for termination of a contract (i)	(1,722)	—

Net income attributable to Bristow Group	$23,662	$21,045

Adjusted diluted earnings per share	$0.81	$0.54
Gain (loss) on disposal of assets (i)	(0.12)	0.03
Severance costs for termination of a contract (i)	(0.05)	—
Diluted earnings per share	0.65	0.57

(i)

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

The following presents business unit adjusted EBITDAR and adjusted EBITDAR margin discussed in “Business Unit Operating Results”, and consolidated adjusted EBITDAR and adjusted EBITDAR margin for the three months ended June 30, 2012 and 2011:

	Three Months Ended
	June 30,
	2012	2011
	(In thousands, except percentages)
Europe	$39,664	$35,700
West Africa	21,163	15,430
North America	12,200	6,267
Australia	10,325	8,281
Other International	12,014	16,624
Corporate and other	(11,093)	(15,277)

Consolidated adjusted EBITDAR	$84,273	$67,025

Europe	32.2%	33.0%
West Africa	31.9%	29.5%
North America	23.2%	14.3%
Australia	27.0%	20.2%
Other International	36.2%	48.1%
Consolidated adjusted EBITDAR margin	26.3%	23.4%

Current Quarter Compared to Comparable Quarter

Our results for the Current Quarter included a $41.5 million, or 12.9% increase in gross revenue over the Comparable Quarter primarily resulting from:

•	Increased operating revenue from the addition of new contracts and improvements in overall flight activity in our Europe, West Africa and North America business units, and

•	Increased reimbursable revenue (primarily in Europe, West Africa and Australia), which was partially offset by:

•	Decreased revenue in our Other International business unit as a result of the end of short-term contracts and a decline in activity in certain markets, and

•	An unfavorable impact from changes in foreign currency rates that decreased gross revenue by $8.8 million (primarily in Europe and Australia).

Our results for the Current Quarter also included a $27.2 million, or 9.3% increase in operating expense over the Comparable Quarter primarily resulting from:

•	Increased maintenance, compensation and fuel costs primarily driven by the increase in flight activity,

•	Increased reimbursable expense (primarily in Europe, West Africa and Australia),

•

Increased rent expense resulting from increased leasing of aircraft under operating leases as discussed under “– Executive Overview – Our Strategy – Capital Allocation Strategy” included elsewhere in this Quarterly Report, and

•	Severance costs of $2.2 million recorded in the Current Quarter related to the termination of a contract in the Southern North Sea, which was partially offset by:

•	Decreased general and administrative expense primarily resulting from a decrease in corporate compensation and professional fees,

•	Decreased depreciation and amortization expense primarily resulting from aircraft sold in the latter half of fiscal year 2012 that were leased back, and

•

A favorable impact from changes in foreign currency exchange rates that decreased operating expense by $9.7 million, which more than offset the unfavorable impact of foreign currency exchange rates on gross revenue.

In addition to the items impacting revenue and operating expense discussed above, the Current Quarter’s results were also significantly impacted by a loss on disposal of assets of $5.3 million compared to a gain of $1.4 million in the Comparable Quarter and a $4.0 million decrease in earnings from unconsolidated affiliates, net of losses. These items resulted in a slight decrease in operating margin from 12.7% in the Comparable Quarter to 12.5% in the Current Quarter despite an increase in operating income of $3.6 million, or 9.9%.

The loss on disposal of assets in the Current Quarter included a loss of $3.4 million from the sale of four aircraft and impairment charges totaling $1.9 million related to seven held for sale aircraft. The decrease in earnings from unconsolidated affiliates, net of losses, primarily resulted from lower earnings from our investment in Líder in Brazil.

Net income and diluted earnings per share both increased during the Current Quarter by 14.0%, primarily resulting from the increase in operating income.

After adjusting for gains (losses) on disposal of assets and the special item for severance costs incurred in the Southern North Sea, we saw significant improvement in the financial measures used by management to assess and measure the financial performance of the organization, including a 25.7% improvement in adjusted EBITDAR, a 12.4% improvement in adjusted EBITDAR margin, a 49.0% improvement in adjusted net income and a 50.0% improvement in adjusted diluted earnings per share.

Business Unit Operating Results

The following tables set forth certain operating information for the business units comprising our Helicopter Services segment. Intercompany lease revenue and expense are eliminated from our segment reporting, and depreciation expense of aircraft is presented in the segment that operates the aircraft.

Current Quarter Compared to Comparable Quarter

Set forth below is a discussion of the operations of our business units. Our consolidated results are discussed under “Results of Operations” above.

Europe

	Three Months Ended June 30,		Favorable (Unfavorable)
	2012	2011
	(In thousands, except percentages)
Operating revenue	$123,235	$108,288	$14,947	13.8%
Reimbursable revenue	$30,785	$26,250	$4,535	17.3%
Earnings from unconsolidated affiliates, net of losses	$2,006	$2,858	$(852)	(29.8)%
Operating income	$21,876	$23,249	$(1,373)	(5.9)%
Operating margin	17.8%	21.5%	(3.7)%	(17.2)%
Adjusted EBITDAR	$39,664	$35,700	$3,964	11.1%
Adjusted EBITDAR margin	32.2%	33.0%	(0.8)%	(2.4)%

The operations of our Europe business unit have expanded since the Comparable Quarter with the addition of four large aircraft. These new aircraft, as well as an overall increase in activity with existing clients and under new contracts primarily in the Northern North Sea in the U.K. and in Norway, were the primary contributors to the revenue growth in Europe in the Current Quarter. Additionally, gross revenue was positively impacted by an increase in reimbursable revenue. These increases were partially offset by the impact of changes in exchange rates that decreased gross revenue by $6.4 million.

Despite the revenue growth in the Current Quarter, operating income and margin decreased due to a $4.1 million increase in rent expense primarily resulting from the execution of operating leases for three large aircraft in this market in late fiscal year 2012, the incurrence of $2.2 million in severance costs related to the termination of a contract in the Southern North Sea, and a decrease of $0.9 million in earnings from our unconsolidated affiliate resulting from a reduction in activity.

Adjusted EBITDAR improved by $4.0 million, or 11.1%, in the Current Quarter and adjusted EBITDAR margin was mostly flat compared with the Comparable Quarter. Adjusted EBITDAR excludes the impact of the increase in the number of aircraft on lease and severance costs incurred in the Current Quarter, and reflects the overall growth in this business unit in terms of new contracts, increased pricing and utilization.

West Africa

	Three Months Ended June 30,		Favorable (Unfavorable)
	2012	2011
	(In thousands, except percentages)
Operating revenue	$66,355	$52,251	$14,104	27.0%
Reimbursable revenue	$4,099	$2,256	$1,843	81.7%
Operating income	$16,131	$11,231	$4,900	43.6%
Operating margin	24.3%	21.5%	2.8%	13.0%
Adjusted EBITDAR	$21,163	$15,430	$5,733	37.2%
Adjusted EBITDAR margin	31.9%	29.5%	2.4%	8.1%

We continued to see strong levels of activity in the Current Quarter in West Africa with a 12% increase in flight hours over the Comparable Quarter. The increase in flight hours from new contract and ad hoc work, when combined with increased pricing under existing contracts, resulted in the increase in operating revenue for West Africa in the Current Quarter. Additionally, gross revenue was positively impacted by an increase in reimbursable revenue.

The revenue increase translated into improvements in operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin in the Current Quarter.

As previously discussed, we have seen recent changes in the West Africa market as a result of new competitors entering this market. Additionally, increasingly active trade unions, changing regulations and the changing political environment have made and are expected to continue to make our operating results from Nigeria unpredictable.

North America

	Three Months Ended June 30,		Favorable (Unfavorable)
	2012	2011
	(In thousands, except percentages)
Operating revenue	$52,625	$43,913	$8,712	19.8%
Reimbursable revenue	$281	$329	$(48)	(14.6)%
Operating income	$6,475	$1,584	$4,891	308.8%
Operating margin	12.3%	3.6%	8.7%	241.7%
Adjusted EBITDAR	$12,200	$6,267	$5,933	94.7%
Adjusted EBITDAR margin	23.2%	14.3%	8.9%	62.2%

We added two new large and one new medium aircraft to our operations in the U.S. Gulf of Mexico since the Comparable Quarter. This shift toward larger, more profitable aircraft, as well as increased pricing, led to the increase in operating revenue in the Current Quarter despite no significant change in overall flight hours. Operating revenue was also positively impacted by the continuing gradual recovery from the impact of permitting delays from new regulations in the U.S. Gulf of Mexico.

The revenue increase, combined with success by our management team in containing costs in this market, translated into significant improvements in operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin in the Current Quarter.

Australia

	Three Months Ended June 30,		Favorable (Unfavorable)
	2012	2011
	(In thousands, except percentages)
Operating revenue	$38,171	$40,920	$(2,749)	(6.7)%
Reimbursable revenue	$6,331	$4,493	$1,838	40.9%
Operating income	$6,509	$4,524	$1,985	43.9%
Operating margin	17.1%	11.1%	6.0%	54.1%
Adjusted EBITDAR	$10,325	$8,281	$2,044	24.7%
Adjusted EBITDAR margin	27.0%	20.2%	6.8%	33.7%

Operating revenue for Australia decreased primarily due a decrease in overall flight activity compared to the Comparable Quarter driven by the loss of a major contract at the end of May 2011 and an unfavorable impact from changes in foreign currency exchange rates. The loss of this contract last year has been partially offset by new contract work.

Despite the decrease in operating revenue, operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin improved significantly mostly due to training costs recorded in the Comparable Quarter for the introduction of a new aircraft type into this market.

In July 2012, INPEX Corporation (“INPEX”) awarded Bristow a ten-year contract for up to six EC225 large helicopters to support drilling, development and production operations on the Ichthys Project. INPEX also has an option to add a long-term search and rescue aircraft. This new contract is scheduled to begin in fiscal year 2014 and reinforces our long term commitment to the Australian market.

Other International

	Three Months Ended June 30,		Favorable (Unfavorable)
	2012	2011
	(In thousands, except percentages)
Operating revenue	$33,227	$34,549	$(1,322)	(3.8)%
Reimbursable revenue	$248	$918	$(670)	(73.0)%
Earnings from unconsolidated affiliates, net of losses	$(17)	$3,135	$(3,152)	(100.5)%
Operating income	$7,387	$11,910	$(4,523)	(38.0)%
Operating margin	22.2%	34.5%	(12.3)%	(35.7)%
Adjusted EBITDAR	$12,014	$16,624	$(4,610)	(27.7)%
Adjusted EBITDAR margin	36.2%	48.1%	(11.9)%	(24.7)%

Operating revenue for Other International decreased due to the end of short-term contracts in Ghana and the Baltic Sea, a decline in aircraft on contract in Mexico and a decline in activity in Russia, partially offset by increased activity in Trinidad and Malaysia.

Operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin decreased primarily due to a decrease in earnings from unconsolidated affiliates, net of losses, a decline in activity in Mexico and an increase in operating costs in Trinidad.

Earnings from unconsolidated affiliates, net of losses decreased primarily due to a decrease in earnings from our investment in Líder from $2.7 million during the Comparable Quarter compared to zero in the Current Quarter. During the Current Quarter and Comparable Quarter, earnings from Líder decreased by $3.1 million and increased by $0.6 million, respectively, as a result of the impact of changes in the Brazilian real and U.S. dollar exchange rate.

See further discussion of our investment in Líder in “Executive Overview – Market Outlook” discussed elsewhere in this Quarterly Report.

Corporate and Other

	Three Months Ended June 30,		Favorable (Unfavorable)
	2012	2011
	(In thousands, except percentages)
Operating revenue	$7,420	$6,847	$573	8.4%
Reimbursable revenue	$210	$98	$112	114.3%
Operating loss	$(13,070)	$(17,509)	$4,439	25.4%
Adjusted EBITDAR	$(11,093)	$(15,277)	$4,184	27.4%

Corporate and other includes our Bristow Academy business unit, technical services business and corporate costs that have not been allocated out to other business units.

Operating revenue increased primarily due to an increase in revenue at Bristow Academy of $1.1 million as a result of an increase in military training, partially offset by a decrease in technical services revenue due to the timing of part sales.

Corporate operating expense primarily represents costs of our corporate office and other general and administrative costs not allocated to our business units. Corporate operating expense decreased due to a decrease in incentive compensation and professional fees during the Current Quarter. During the Comparable Quarter, our stock price performance significantly improved, resulting in an additional $3.7 million in expense recorded related to our performance cash compensation plan for senior management compared to $0.9 million recorded during the Current Quarter. Also, in the Comparable Quarter we recorded $2.2 million in stock-based compensation expense for our President and Chief Executive Officer. This decrease was partially offset by $2.0 million in expense recorded in the Current Quarter related to the separation between our Senior Vice President and General Counsel and the Company (including expenses recorded for the acceleration of unvested stock options and restricted stock). Professional fees declined primarily due to amounts incurred for special projects which were being initiated in the Comparable Quarter, including the Bristow Client Promise and BVA initiatives discussed elsewhere in this Quarterly Report.

Interest Expense, Net

	Three Months Ended June 30,		Favorable (Unfavorable)
	2012	2011
	(In thousands, except percentages)
Interest income	$88	$171	$(83)	(48.5)%
Interest expense	(9,055)	(9,212)	157	1.7%
Amortization of debt discount	(870)	(822)	(48)	(5.8)%
Amortization of debt fees	(437)	(422)	(15)	(3.6)%
Capitalized interest	1,588	1,501	87	5.8%

Interest expense, net	$(8,686)	$(8,784)	$98	1.1%

Interest expense, net remained flat as there was no significant change in our overall borrowing rate or amount of cash and cash equivalents invested.

Other Income (Expense), Net

	Three Months Ended June 30,		Favorable (Unfavorable)
	2012	2011
	(In thousands, except percentages)
Foreign currency gains (losses)	$(931)	$190	$(1,121)	*
Other	—	14	(14)	(100.0)%

Other income (expense), net	$(931)	$204	$(1,135)	*

*	percentage change not meaningful

Other income (expense), net decreased due to foreign currency losses in the Current Quarter versus foreign currency gains in the Comparable Quarter primarily resulting from fluctuations in the exchange rate between the U.S. dollar and British pound sterling.

Taxes

	Three Months Ended June 30,		Favorable (Unfavorable)
	2012	2011
	(In thousands, except percentages)
Effective tax rate	20.3%	23.7%	3.4%	14.3%
Net foreign tax on non-U.S. earnings	$6,714	$2,604	$(4,110)	(157.8)%
Benefit of foreign earnings indefinitely reinvested abroad	(7,050)	(7,495)	(445)	(5.9)%
Change in valuation allowance for contingency	(122)	692	814	117.6%
Realization of foreign tax credits	(1,507)	—	1,507	*

*	percentage change not meaningful

Our effective tax rate for the Current Quarter and Comparable Quarter were reduced by the permanent investment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Net cash flows provided by operating activities totaled $55.4 million during the Current Quarter compared to $52.9 million during the Comparable Quarter. Changes in non-cash working capital generated $4.0 million and $3.9 million in cash flows from operating activities for the Current Quarter and Comparable Quarter, respectively.

Investing Activities

Cash flows used in investing activities were $67.2 million and $71.4 million for the Current Quarter and Comparable Quarter, respectively. Cash was used for capital expenditures as follows:

	Three Months Ended June 30,
	2012	2011
Number of aircraft delivered:
Large	3	2

Total aircraft	3	2

Capital expenditures (in thousands):
Aircraft and related equipment	$79,969	$69,485
Other	6,586	2,750

Total capital expenditures	$86,555	$72,235

In addition to these capital expenditures, investing cash flows were impacted by aircraft and joint venture sales. During the Current Quarter, we received proceeds of $20.2 million primarily from the sale of four aircraft and certain other equipment. During the Comparable Quarter, we received $0.8 million proceeds from the sale of two aircraft and certain other equipment.

Financing Activities

Cash flows used in financing activities was $28.2 million during the Current Quarter compared to $19.6 million generated from financing activities during the Comparable Quarter. During the Current Quarter, cash was used for the repayment of debt totaling $21.8 million and payment of a dividend on our Common Stock totaling $7.1 million. During the Comparable Quarter, we received $55.0 million from borrowings on our Revolving Credit Facility and $1.2 million for Common Stock issued upon exercise of stock options, and used $31.3 million for the repayment of debt and $5.4 million for payment of a dividend on our Common Stock.

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

The following tables summarize our significant contractual obligations and other commercial commitments on an undiscounted basis as of June 30, 2012 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings. Additional details regarding these obligations are provided in Note 8 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2012 Annual Report and in Note 6 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Payments Due by Period
	Total	Nine Months Ending March 31, 2013	Fiscal Year Ending March 31,			Other
			2014 - 2015	2016 - 2017	2018 and beyond
	(In thousands)
Contractual obligations:
Long-term debt and short-term borrowings:
Principal (1)	$747,500	$11,875	$50,000	$220,625	$465,000	$—
Interest	184,367	33,662	70,934	63,701	16,070	—
Aircraft operating leases (2)	178,119	19,815	66,917	50,056	41,331	—
Other operating leases (3)	82,323	7,094	15,789	12,557	46,883	—
Pension obligations (4)	181,391	15,731	54,396	41,366	69,898	—
Aircraft purchase obligations (5)	307,343	158,619	104,371	44,353	—	—
Other purchase obligations (6)	29,559	29,559	—	—	—	—
Tax reserve (7)	1,401	—	—	—	—	1,401

Total contractual cash obligations	$1,712,003	$276,355	$362,407	$432,658	$639,182	$1,401

Other commercial commitments:
Letters of credit	$1,499	$1,499	$—	$—	$—	$—
Other commitments (8)	46,000	—	46,000	—	—	—

Total commercial commitments	$47,499	$1,499	$46,000	$—	$—	$—

(1)	Excludes unamortized premium on the 7 1/2% Senior Notes of $0.3 million and unamortized discount on the 3% Convertible Senior Notes of $11.5 million.
(2)

Represents minimum rental payments required under operating leases for aircraft that have initial or remaining non-cancelable lease terms in excess of one year. For further details, see Note 6 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

(3)	Represents minimum rental payments required under non-aircraft operating leases that have initial or remaining non-cancelable lease terms in excess of one year.
(4)

Represents expected funding for pension benefits in future periods. These amounts are undiscounted and are based on the expectation that the U.K. and Norway pensions will be fully funded in approximately six and ten years, respectively. As of June 30, 2012, we had recorded on our balance sheet a $109.8 million pension liability associated with these obligations. The timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustees.

(5)	For further details on our aircraft purchase obligations, see Note 6 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.
(6)	Other purchase obligations primarily represent unfilled purchase orders for aircraft parts and commitments associated with upgrading facilities at our bases.
(7)

Represents gross unrecognized tax benefits that may result in cash payments being made to certain tax authorities (see discussion in Note 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report). We are not able to reasonably estimate in which future periods this amount will ultimately be settled and paid.

(8)

In connection with the Bristow Norway acquisition (see “Part I. Item I. Business — Overview” included in the fiscal year 2012 Annual Report), we granted the former partner in this joint venture an option that if exercised would require us to acquire up to five aircraft from them at fair value upon the expiration of the lease terms for such aircraft. One of the options was exercised in December 2009 and one option expired. The remaining aircraft leases expire in June and August 2014.

Capital Commitments

We have commitments and options to make capital expenditures over the next five fiscal years to purchase additional aircraft, including aircraft associated with the commitments reflected in the table above. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order are expected to provide incremental fleet capacity in terms of revenue and operating margin. See Note 6 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for a detail of the number of aircraft under commitments and options expected to be delivered in the current and subsequent five fiscal years by aircraft size along with the related expenditures, and for a rollforward of aircraft commitments and options for the Current Quarter. Also in fiscal year 2013, we expect to invest approximately $70 million in various infrastructure enhancements, including aircraft facilities, training centers and technology. Through June 30, 2012, we had incurred $9.3 million towards these projects.

Financial Condition and Sources of Liquidity

We actively manage our liquidity through generation of cash from operations while assessing our funding needs on an ongoing basis. While we have generated significant cash from operations, our principal source of liquidity over the past several years has been financing cash flows. Accordingly, since the beginning of fiscal year 2007, we raised $1.4 billion of debt and equity capital by means of both public and private financings. During this same period, we invested $2.0 billion on capital expenditures to grow our business. The significant factors that affect our overall liquidity include capital expenditure commitments, pension funding, operating leases, adequacy of bank lines of credit and our ability to attract long-term capital on satisfactory terms.

We expect that our cash on deposit as of June 30, 2012 of $227.3 million, cash flow from operations and proceeds from aircraft sales, as well as available borrowing capacity under our Revolving Credit Facility of $159.4 million as of June 30, 2012, resulting in total liquidity of $386.6 million, will be sufficient to satisfy our capital commitments, including our remaining aircraft purchase commitments of $307.3 million as of June 30, 2012. While we plan to continue to be disciplined concerning future capital commitments, we also intend to continue managing our capital structure and liquidity position with external financings as needed. Our strategy will involve funding our short-term liquidity requirements with borrowings under our Revolving Credit Facility and funding our long-term financing needs, while maintaining a prudent capital structure, among the following alternatives: a) operating leases, b) bank debt, c) private and public debt and/or equity placements and d) export credit agency-supported financings.

Critical Accounting Policies and Estimates

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in the fiscal year 2012 Annual Report for a discussion of our critical accounting policies. There have been no material changes to our critical accounting policies and estimates provided in the fiscal year 2012 Annual Report.

Recent Accounting Pronouncements

See Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to certain market risks arising from the use of financial instruments in the ordinary course of business. This risk arises primarily as a result of potential changes in the fair market value of financial instruments that would result from adverse fluctuations in foreign currency exchange rates, credit risk, and interest rates as discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the fiscal year 2012 Annual Report and Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision of and with the participation of our management, including William E. Chiles, our Chief Executive Officer (“CEO”) and Jonathan E. Baliff, our Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2012. Based on that evaluation, our CEO and CFO concluded that such disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management as appropriate to allow for timely decisions regarding required disclosure under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We have certain actions or claims pending that have been discussed and previously reported in Part I. Item 3. “Legal Proceedings” in the fiscal year 2012 Annual Report. Developments in these previously reported matters are described in Note 6 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

Item 1A. Risk Factors.

There have been no material changes during the three months ended June 30, 2012 in our “Risk Factors” as discussed in the fiscal year 2012 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2012 – April 30, 2012	—	$—	—	$—
May 1, 2012 – May 31, 2012	—	—	—	—
June 1, 2012 – June 30, 2012	28,896	39.70	—	—

(1)

The total number of shares purchased in the period consists of shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted stock awards granted to employees under our Stock Incentive Plans.

(2)

On November 2, 2011, our board of directors authorized the expenditure of up to $100 million to repurchase shares of our Common Stock 12 months from that date. On December 15, 2011, we paid $25.1 million to purchase 526,895 shares of our Common Stock. The timing and method of any repurchases under the program will depend on a variety of factors, is subject to our results of operations, financial condition, cash requirements and other factors and restrictions under applicable law and our debt instruments, and may be suspended or discontinued at any time.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Exhibit

10.1†	Form of 2012 Stock Option Award Letter (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 25, 2012).

10.2†	Form of 2012 Restricted Stock Unit Award Letter (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 25, 2012).

10.3†	Form of 2012 Performance Cash Award Letter (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 25, 2012).

10.4†	Bristow Group Inc. Fiscal Year 2013 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 25, 2012).

10.5†	Separation Agreement and Release (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 26, 2012).

15.1*	Letter from KPMG LLP dated August 6, 2012, regarding unaudited interim information.

31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.

31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant

32.1**	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
†	Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOW GROUP INC.

By:	/s/ Jonathan E. Baliff
Jonathan E. Baliff
Senior Vice President and Chief Financial Officer

By:	/s/ Brian J. Allman
Brian J. Allman
Vice President, Chief Accounting Officer

August 6, 2012

Index to Exhibits.

Exhibit Number	Description of Exhibit

10.1†	Form of 2012 Stock Option Award Letter (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 25, 2012).

10.2†	Form of 2012 Restricted Stock Unit Award Letter (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 25, 2012).

10.3†	Form of 2012 Performance Cash Award Letter (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 25, 2012).

10.4†	Bristow Group Inc. Fiscal Year 2013 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 25, 2012).

10.5†	Separation Agreement and Release (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 26, 2012).

15.1*	Letter from KPMG LLP dated August 6, 2012, regarding unaudited interim information.

31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.

31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant

32.1**	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
†	Compensatory Plan or Arrangement.