Form 10-Q
period 2012-09-30
Bristow Group Inc
filed 2012-11-07
CIK 73887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number shares outstanding of each of the issuer’s classes of Common Stock, as of November 2, 2012.

35,980,233 shares of Common Stock, $.01 par value

BRISTOW GROUP INC.

INDEX — FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
	(In thousands, except per share amounts)
Gross revenue:
Operating revenue from non-affiliates	$319,663	$288,780	$634,512	$565,809
Operating revenue from affiliates	6,288	8,276	12,093	18,008
Reimbursable revenue from non-affiliates	39,719	33,673	81,673	67,974
Reimbursable revenue from affiliates	84	263	84	306

	365,754	330,992	728,362	652,097

Operating expense:
Direct cost	224,495	203,635	447,263	400,257
Reimbursable expense	38,634	32,770	78,806	65,904
Impairment of inventories	—	24,610	—	24,610
Depreciation and amortization	23,321	25,431	44,693	48,139
General and administrative	37,708	29,303	72,685	68,948

	324,158	315,749	643,447	607,858

Loss on disposal of assets	(1,262)	(1,611)	(6,577)	(195)
Earnings from unconsolidated affiliates, net of losses	6,994	(4,037)	8,983	1,956

Operating income	47,328	9,595	87,321	46,000
Interest income	263	153	351	324
Interest expense	(8,597)	(9,459)	(17,371)	(18,414)
Other income (expense), net	(218)	727	(1,149)	931

Income before (provision) benefit for income taxes	38,776	1,016	69,152	28,841
(Provision) benefit for income taxes	(8,342)	1,945	(14,522)	(4,661)

Net income	30,434	2,961	54,630	24,180
Net income attributable to noncontrolling interests	(766)	(250)	(1,300)	(424)

Net income attributable to Bristow Group	$29,668	$2,711	$53,330	$23,756

Earnings per common share:
Basic	$0.83	$0.07	$1.49	$0.66

Diluted	$0.82	$0.07	$1.46	$0.65

Cash dividends declared per common share	$0.20	$0.15	$0.40	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
	(In thousands)
Net income	$30,434	$2,961	$54,630	$24,180
Other comprehensive income (loss):
Currency translation adjustments	4,321	(12,145)	4,626	(11,360)
Unrealized gain on cash flow hedges, net of tax provision of zero and $0.9 million, respectively	—	(1,653)	—	(2,150)

Total comprehensive income	34,755	(10,837)	59,256	10,670
Total comprehensive income attributable to noncontrolling interests	(766)	(250)	(1,300)	(424)

Total comprehensive income attributable to Bristow Group	$33,989	$(11,087)	$57,956	$10,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2012	March 31, 2012
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$348,349	$261,550
Accounts receivable from non-affiliates	263,232	280,985
Accounts receivable from affiliates	3,640	5,235
Inventories	158,949	157,825
Assets held for sale	19,552	18,710
Prepaid expenses and other current assets	18,083	12,168

Total current assets	811,805	736,473
Investment in unconsolidated affiliates	214,620	205,100
Property and equipment – at cost:
Land and buildings	84,068	80,835
Aircraft and equipment	2,064,285	2,099,642

	2,148,353	2,180,477
Less – Accumulated depreciation and amortization	(463,913)	(457,702)

	1,684,440	1,722,775
Goodwill	29,789	29,644
Other assets	44,814	46,371

Total assets	$2,785,468	$2,740,363

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$55,650	$56,084
Accrued wages, benefits and related taxes	44,590	44,325
Income taxes payable	12,814	9,732
Other accrued taxes	8,226	5,486
Deferred revenue	12,551	14,576
Accrued maintenance and repairs	18,790	14,252
Accrued interest	2,258	2,300
Other accrued liabilities	27,013	23,005
Deferred taxes	15,165	15,070
Short-term borrowings and current maturities of long-term debt	18,750	14,375

Total current liabilities	215,807	199,205
Long-term debt, less current maturities	715,936	742,870
Accrued pension liabilities	112,221	111,742
Other liabilities and deferred credits	17,403	16,768
Deferred taxes	143,912	147,954
Commitments and contingencies (Note 6)
Stockholders’ investment:
Common stock, $.01 par value, authorized 90,000,000; outstanding: 35,969,202 as of September 30 and 35,755,317 as of March 31 (exclusive of 1,291,741 treasury shares)	365	363
Additional paid-in capital	717,347	703,628
Retained earnings	1,032,468	993,435
Accumulated other comprehensive loss	(154,614)	(159,239)
Treasury shares, at cost (526,895 shares)	(25,085)	(25,085)

Total Bristow Group Inc. stockholders’ investment	1,570,481	1,513,102
Noncontrolling interests	9,708	8,722

Total stockholders’ investment	1,580,189	1,521,824

Total liabilities and stockholders’ investment	$2,785,468	$2,740,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Six Months Ended September 30,
	2012	2011
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$54,630	$24,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,693	48,139
Deferred income taxes	(4,592)	(10,237)
Discount amortization on long-term debt	1,772	1,666
Loss on disposal of assets	6,577	195
Impairment of inventories	—	24,610
Stock-based compensation	5,523	7,480
Equity in earnings from unconsolidated affiliates (in excess of) less than dividends received	(2,866)	5,285
Tax benefit related to stock-based compensation	(433)	(109)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	20,786	(6,352)
Inventories	(46)	7,916
Prepaid expenses and other assets	729	3,297
Accounts payable	(3,426)	5,382
Accrued liabilities	11,777	4,863
Other liabilities and deferred credits	(226)	678

Net cash provided by operating activities	134,898	116,993

Cash flows from investing activities:
Capital expenditures	(113,405)	(149,262)
Proceeds from asset dispositions	96,376	12,040
Investment in unconsolidated affiliate	(7,153)	—

Net cash used in investing activities	(24,182)	(137,222)

Cash flows from financing activities:
Proceeds from borrowings	—	88,493
Repayment of debt	(24,300)	(32,518)
Partial prepayment of put/call obligation	(33)	(31)
Acquisition of noncontrolling interests	—	(262)
Common stock dividends paid	(14,297)	(10,833)
Issuance of common stock	7,869	1,629
Tax benefit related to stock-based compensation	433	109

Net cash (used in) provided by financing activities	(30,328)	46,587
Effect of exchange rate changes on cash and cash equivalents	6,411	(2,440)

Net increase in cash and cash equivalents	86,799	23,918
Cash and cash equivalents at beginning of period	261,550	116,361

Cash and cash equivalents at end of period	$348,349	$140,279

Supplemental disclosure of non-cash investing activities:
Cash paid during the period for:
Interest	$19,729	$18,937
Income taxes	$9,872	$9,171

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

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2012, the consolidated results of operations for the three and six months ended September 30, 2012 and 2011, and the consolidated cash flows for the six months ended September 30, 2012 and 2011.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Foreign Currency

See “Foreign Currency” in Note 1 to the fiscal year 2012 Financial Statements for a discussion of the related accounting policies. During the three and six months ended September 30, 2012 and 2011, our primary foreign currency exposure was to the British pound sterling, the euro, the Australian dollar and the Nigerian naira. The value of these currencies has fluctuated relative to the U.S. dollar as indicated in the following table:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
One British pound sterling into U.S. dollars
High	1.63	1.66	1.63	1.66
Average	1.58	1.61	1.58	1.62
Low	1.54	1.53	1.53	1.53
At period-end	1.61	1.56	1.61	1.56
One euro into U.S. dollars
High	1.31	1.45	1.33	1.49
Average	1.25	1.41	1.27	1.42
Low	1.21	1.34	1.21	1.34
At period-end	1.29	1.34	1.29	1.34
One Australian dollar into U.S. dollars
High	1.06	1.10	1.06	1.10
Average	1.04	1.05	1.03	1.06
Low	1.01	0.97	0.97	0.97
At period-end	1.04	0.97	1.04	0.97
One Nigerian naira into U.S. dollars
High	0.0065	0.0068	0.0065	0.0068
Average	0.0063	0.0066	0.0063	0.0065
Low	0.0062	0.0063	0.0061	0.0063
At period-end	0.0064	0.0064	0.0064	0.0064

Source: Bank of England and Oanda.com

Other income (expense), net, in our condensed consolidated statements of income includes foreign currency transaction gains (losses) of $(0.2) million and $(0.1) million for the three months ended September 30, 2012 and 2011, respectively, and $(1.1) million and $0.2 million for the six months ended September 30, 2012 and 2011, respectively.

Our earnings from unconsolidated affiliates, net of losses, are also affected by the impact of changes in foreign currency exchange rates on the reported results of our unconsolidated affiliates. During the three months ended September 30, 2012 and 2011, earnings from unconsolidated affiliates, net of losses, were decreased by $0.2 million and $7.5 million, respectively, and during the six months ended September 30, 2012 and 2011, earnings from unconsolidated affiliates, net of losses, were decreased by $3.8 million and $6.9 million, respectively, as a result of the impact of changes in foreign currency exchange rates on the results of our unconsolidated affiliates, primarily the impact of changes in the Brazilian real and U.S. dollar exchange rate on results for our affiliate in Brazil. The value of the Brazilian real has fluctuated relative to the U.S. dollar as indicated in the following table:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
One Brazilian real into U.S. dollars
High	0.5029	0.6511	0.5488	0.6511
Average	0.4941	0.6170	0.5033	0.6222
Low	0.4879	0.5322	0.4811	0.5322
At period-end	0.4944	0.5476	0.4944	0.5476

Source: Oanda.com

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

We estimate that the fluctuation of currencies versus the same period in the prior fiscal year had the following effect on our financial condition and results of operations discussed below (in thousands):

	Three Months Ended	Six Months Ended
	September 30, 2012	September 30, 2012
Revenue	$(6,621)	$(15,399)
Operating expense	7,049	16,748
Earnings from unconsolidated affiliates, net of losses	7,268	3,111
Non-operating expense	(248)	(1,440)

Income before benefit for income taxes	7,448	3,020
Benefit for income taxes	(2,607)	(1,097)

Net income	4,841	1,923
Cumulative translation adjustment	4,321	4,626

Total stockholders’ investment	$9,162	$6,549

Accounts Receivable

As of September 30 and March 31, 2012, the allowance for doubtful accounts for non-affiliates was $2.8 million and $0.1 million, respectively. As of September 30 and March 31, 2012, there were no allowances for doubtful accounts related to accounts receivable due from affiliates. The allowance for doubtful accounts for non-affiliates was increased by $2.6 million during the three months ended September 30, 2012 related to amounts due from ATP Oil and Gas Corporation, a client in the U.S. Gulf of Mexico, that are no longer considered probable of collection due to their filing for bankruptcy. See “Summary of Significant Accounting Policies” in Note 1 to the fiscal year 2012 Financial Statements for further information related to our policies on accounts receivable.

Inventories

During the three and six months ended September 30, 2011, we recorded an impairment charge of $24.6 million to write-down certain spare parts within inventories to lower of cost or market. This impairment charge resulted from the identification of $48.8 million of inventory that was dormant, obsolete or excess based on a review of our future inventory needs completed during the three months ended September 30, 2011 and is included on a separate line within operating expense on the condensed consolidated statements of income. This inventory review was driven by changes made during the three months ended September 30, 2011 to our future fleet strategy. The change in fleet strategy resulted from (1) a continued shift in demand to newer technology aircraft types, (2) the introduction of the Bristow Client Promise through which we began to position Bristow Group as the premium service provider of offshore transportation services and (3) the introduction of the new financial metric of Bristow Value Added. The change in demand to newer technology aircraft types accelerated over a period leading up to September 30, 2011 as a result of a renewed focus on safety and reliability across the offshore energy industry after the Macondo oil spill in the U.S. Gulf of Mexico. The change in fleet strategy resulted in the determination that we will operate certain older types of aircraft for a shorter period than originally anticipated and led to the global review of spare parts inventories supporting our fleet.

Additionally, during the six months ended September 30, 2011, we sold inventory in Mexico for a loss of $1.0 million. This loss is recorded in loss on disposal of assets in the condensed consolidated statements of income.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Property and Equipment

During the three and six months ended September 30, 2012, we recorded charges of $2.0 million and $3.9 million to reduce the carrying value of two and nine aircraft held for sale, respectively. These charges are included in loss on disposal of assets on the condensed consolidated statements of income. Additionally, during the three and six months ended September 30, 2012, respectively, we sold or disposed of six and ten aircraft and other equipment for proceeds of $25.7 million and $46.0 million, resulting in net gains (losses) of $0.8 million and $(2.6) million. During the three and six months ended September 30, 2011, respectively, we sold or disposed of six and eight aircraft and other equipment for proceeds of $11.2 million and $12.0 million, resulting in net gains of $2.1 million and $2.3 million. During the three and six months ended September 30, 2011, we recorded an impairment charge of $2.7 million resulting from the abandonment of certain assets located in Creole, Louisiana and used in our U.S. Gulf of Mexico operations as we ceased operations from that location. This impairment charge is included in depreciation and amortization expense on the condensed consolidated statements of income. Additionally, we recorded charges totaling $0.4 million to reduce the carrying value of three aircraft held for sale during the three and six months ended September 30, 2011. These charges are included in loss on disposal of assets on the condensed consolidated statements of income. Also, during the three and six months ended September 30, 2011, we recorded a $1.1 million loss on the disposal of a fixed wing aircraft previously operating in Nigeria that was damaged in an incident upon landing. The aircraft was insured, but subject to self-insured retention and loss sensitive factors. The $1.1 million loss is included in loss on disposal of assets in the condensed consolidated statements of income.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Variable Interest Entities

As of September 30, 2012, we had interests in three VIEs of which we are the primary beneficiary, which are described below, and had no interests in VIEs of which we are not the primary beneficiary. See Note 3 to the fiscal year 2012 Financial Statements for a description of other investments in significant affiliates.

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

In addition to our ownership of 49% of Bristow Aviation’s outstanding ordinary shares, in May 2004, we acquired eight million shares of deferred stock, essentially a subordinated class of stock with no voting rights, from Bristow Aviation for £1 per share ($14.4 million in total). We also have £91.0 million ($147.0 million) principal amount of subordinated unsecured loan stock (debt) of Bristow Aviation bearing interest at an annual rate of 13.5% and payable semi-annually. Payment of interest on such debt has been deferred since its incurrence in 1996. Deferred interest accrues at an annual rate of 13.5% and aggregated $1.0 billion as of September 30, 2012.

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

Furthermore, the call option provides a mechanism whereby the economic risk for the other investors is limited should the financial condition of Bristow Aviation deteriorate. The call option price is the nominal value of the ordinary shares held by the noncontrolling shareholders (£1.0 million as of September 30, 2012) plus an annual guaranteed rate of return less any prepayments of such call option price and any dividends paid on the shares concerned. We can elect to pre-pay the guaranteed return element of the call option price wholly or in part without exercising the call option. No dividends have been paid. We have accrued the annual return due to the other shareholders at a rate of sterling LIBOR plus 3% (prior to May 2004, the rate was fixed at 12%) by recognizing noncontrolling interest expense in our condensed consolidated statements of income, with a corresponding increase in noncontrolling interest on our condensed consolidated balance sheets. Prepayments of the guaranteed return element of the call option are reflected as a reduction in noncontrolling interest on our condensed consolidated balance sheets. The other investors have an option to put their shares in Bristow Aviation to us. The put option price is calculated in the same way as the call option price except that the guaranteed rate for the period to April 2004 was 10% per annum. If the put option is exercised, any pre-payments of the call option price are set off against the put option price.

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

	September 30,	March 31,
	2012	2012
Assets
Cash and cash equivalents	$57,915	$31,978
Accounts receivable	201,373	274,853
Inventories	101,476	98,208
Prepaid expenses and other current assets	44,931	30,975

Total current assets	405,695	436,014
Investment in unconsolidated affiliates	10,195	12,370
Property and equipment, net	145,508	148,622
Goodwill	13,679	13,528
Other assets	18,782	11,529

Total assets	$593,859	$622,063

Liabilities
Accounts payable	$72,878	$109,967
Accrued liabilities	1,129,381	1,049,419
Deferred taxes	9,585	9,142

Total current liabilities	1,211,844	1,168,528
Long-term debt, less current maturities	146,956	154,217
Accrued pension liabilities	112,221	111,742
Other liabilities and deferred credits	811	719

Total liabilities	$1,471,832	$1,435,206

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Revenue	$278,956	$252,292	$563,736	$497,618
Operating income (loss)	4,512	(18,387)	8,391	(16,515)
Net loss	35,249	52,085	70,742	82,722

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

Investments in Other Significant Affiliates

Effective June 30, 2012, our ownership interest in Líder in Brazil was reduced from 42.5% to 41.9% resulting from Líder’s issuance of additional shares to improve tax and cost-saving efficiencies. This transaction resulted in no material impact to our condensed consolidated financial statements.

In early October 2012, we completed the acquisition of 40 newly issued Class B shares (“Class B Shares”) in the capital of Cougar Helicopters Inc. (“Cougar”), the largest offshore energy and search and rescue (“SAR”) helicopter service provider in Canada, and certain aircraft and facilities used by Cougar in its operations, for $250 million, of which $23.8 million had been previously paid for an aircraft and certain other advances, resulting in a net cash outlay of $226.2 million. Cougar’s operations are primarily focused on serving the offshore oil and gas industry off Canada’s Atlantic coast and in the Arctic. The operating assets purchased include eight Sikorsky S-92 large helicopters, inventory and helicopter passenger, maintenance and SAR facilities located in St. John’s, Newfoundland and Labrador and Halifax, Nova Scotia. The purchased aircraft and facilities are leased to Cougar on a long-term basis. The Class B Shares represent 25% of the voting power and 40% of the economic interests in Cougar. Additionally, the terms of the purchase agreement include a potential earn-out of $40 million payable over three years based on Cougar achieving certain agreed performance targets. The investment in Cougar will be accounted for under the equity method of accounting. As of September 30, 2012, the investment in Cougar including advances and transaction costs totaling $9.5 million is included on our condensed consolidated balance sheet in the investment in unconsolidated affiliates. Due to timing differences in our financial reporting requirements, we plan to record our share of Cougar’s financial results on a three-month delay.

Note 3 — DEBT

Debt as of September 30 and March 31, 2012 consisted of the following (in thousands):

	September 30,	March 31,
	2012	2012
7 1/2% Senior Notes due 2017, including $0.3 million of unamortized premium	$350,315	$350,346
Term Loan	240,000	245,000
Revolving Credit Facility	40,000	59,300
3% Convertible Senior Notes due 2038, including $10.6 million and $12.4 million of unamortized discount, respectively	104,371	102,599

Total debt	734,686	757,245
Less short-term borrowings and current maturities of long-term debt	(18,750)	(14,375)

Total long-term debt	$715,936	$742,870

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

During the six months ended September 30, 2012, we made payments of $19.3 million and $5.0 million to reduce our borrowings under the Revolving Credit Facility and Term Loan, respectively. For further details on the Revolving Credit Facility and Term Loan, see Note 5 to the fiscal year 2012 Financial Statements.

The balances of the debt and equity components of the 3% Convertible Senior Notes due 2038 (“3% Convertible Senior Notes”) as of each period presented are as follows (in thousands):

	September 30,	March 31,
	2012	2012
Equity component – net carrying value	$14,905	$14,905
Debt component:
Face amount due at maturity	$115,000	$115,000
Unamortized discount	(10,629)	(12,401)

Debt component – net carrying value	$104,371	$102,599

The remaining debt discount is being amortized into interest expense over the expected three year remaining life of the 3% Convertible Senior Notes using the effective interest rate. The effective interest rate for the six months ended September 30, 2012 and 2011 was 6.9%. Interest expense related to our 3% Convertible Senior Notes for the six months ended September 30, 2012 and 2011 was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Contractual coupon interest	$863	$863	$1,726	$1,726
Amortization of debt discount	903	844	1,772	1,666

Total interest expense	$1,766	$1,707	$3,498	$3,392

364-Day Term Loan Credit Facility – On October 1, 2012, we entered into a senior secured 364-day term loan credit agreement (the “364-Day Credit Agreement”) which provides for $225 million of term loan commitments (the “364-Day Term Loan”). Proceeds from the 364-Day Term Loan have been used to finance the purchase of the Class B Shares of Cougar and certain aircraft, facilities and inventory used by Cougar in its operations. See Note 2 for further discussion.

Borrowings under the 364-Day Term Loan bear interest at a rate equal to, at our option, either the Base Rate or LIBOR plus, in each case, an applicable margin. “Base Rate” means the higher of (1) the per annum rate the administrative agent publicly announces as its prime lending rate in effect from time to time and (2) the Federal Funds rate plus 0.50% per annum. The applicable margin ranges from 0.00% to 2.25%, depending on whether the Base Rate or LIBOR is used, and is determined based on our leverage ratio pricing grid. Until delivery of the financial statements for the three months ended September 30, 2012, the applicable margins on Base Rate and LIBOR borrowings will be 1.00% and 2.00%, respectively. The 364-Day Term Loan will mature on September 30, 2013.

In addition, the 364-Day Credit Agreement includes customary covenants, including certain financial covenants and restrictions on our ability to, among other things, incur additional indebtedness and liens, make loans, make guarantees or investments, sell assets, pay dividends or repurchase our capital stock or enter into transactions with affiliates.

Obligations under the 364-Day Credit Agreement are guaranteed by certain of the our principal domestic subsidiaries (the “Guarantor Subsidiaries”) and secured by the U.S. cash and cash equivalents, accounts receivable, inventories, non-aircraft equipment, prepaid expenses and other current assets, intangible assets and intercompany promissory notes held by the Company and the Guarantor Subsidiaries and 100% and 65% of the capital stock of certain of our principal domestic and foreign subsidiaries, respectively. The obligations of the Company and the Guarantor Subsidiaries under the 364-Day Term Loan are secured on a pari passu basis with the obligations arising under our Existing Credit Agreement (as defined below) as amended, subject to an intercreditor agreement entered into between the administrative agents under each of the credit facilities.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Revolving Credit and Term Loan Agreement – Simultaneously with the closing of the 364-Day Credit Agreement, the Company entered into the Second Amendment to its Amended and Restated Revolving Credit and Term Loan Agreement (the “Second Amendment”) which amends the Amended and Restated Revolving Credit and Term Loan Agreement, dated as of November 22, 2010, as amended by the First Amendment, dated as of December 22, 2011 (the “Existing Credit Agreement”).

The Second Amendment amends the Existing Credit Agreement in order to, among other things, permit the granting of liens by the Company and the Subsidiary Guarantors in favor of the lenders under the 364-Day Term Loan on a pari passu secured basis with the liens granted in favor of the lenders under the Existing Credit Agreement.

7 1/2% Senior Notes due 2017 – On September 25, 2012, we commenced a cash tender offer (the “Tender Offer”) for any and all of the $350 million outstanding principal amount of our 7 1/2% Senior Notes due 2017 (“7 1/2% Senior Notes”). Pursuant to the Tender Offer, we offered to purchase for cash any and all of such 7 1/2% Senior Notes validly tendered on or prior to the expiration date of the Tender Offer for tender offer consideration of up to $1,041.50 per $1,000 principal amount of 7 1/2% Senior Notes as provided in the terms of the Tender Offer. In connection with the Tender Offer, we were also seeking consents to eliminate substantially all of the restrictive covenants included in the terms of the 7 1/2% Senior Notes. The initial aggregate consideration paid on October 12, 2012 to repurchase $337.9 million of the outstanding 7 1/2% Senior Notes in the Tender Offer, together with related expenses, was approximately $352.0 million; and further, on October 26, 2012 at expiration of the Tender Offer, an additional $0.2 million of the outstanding 7 1/2% Senior Notes were tendered. Additionally, on October 31, 2012 we called for redemption all $11.9 million of the remaining outstanding 7 1/2% Senior Notes at a redemption premium of 1.0375%. During the three months ended December, 31, 2012, we expect to incur $15.2 million in fees for the tender and redemption offers which will be included as other income (expense), net on our condensed consolidated statements of income and write-off $2.7 million of unamortized deferred financing fees, which will be included in interest expense on our condensed consolidated statements of income.

6 1/4% Senior Notes due 2022 – On October 12, 2012, we completed an offering of $450 million of 6 1/4% Senior Notes due 2022 (the “6 1/4% Senior Notes”). These notes are unsecured senior obligations and rank effectively junior in right of payment to all our existing and future secured indebtedness, rank equal in right of payment with our existing and future senior unsecured indebtedness and rank senior in right of payment to any of our existing and future subordinated indebtedness. The notes will initially be jointly and severally guaranteed on a senior unsecured basis by the Guarantor Subsidiaries. The indenture for the 6 1/4% Senior Notes includes restrictive covenants which limit, among other things, our ability to incur additional debt, issue disqualified stock, pay dividends, repurchase stock, invest in other entities, sell assets, incur additional liens or security, merge of consolidate the Company and enter into transactions with affiliates. Interest on the 6 1/4% Senior Notes is payable on April 15 and October 15 of each year, beginning April 15, 2013 and the 6 1/4% Senior Notes mature on October 15, 2022. We may redeem any of the notes at any time on or after October 15, 2017, in whole or part, in cash, at certain redemption prices plus accrued and unpaid interest, if any, to the date of redemption. At any time prior to October 15, 2015, we may redeem up to 35% of the aggregate principal amount of the notes issued under the indenture with the net proceeds of certain equity offerings at a redemption price equal to 106.250% of the principal amount of the notes plus accrued and unpaid interest, if any, to the date of redemption. We may make that redemption only if, after the redemption, at least 65% of the aggregate principal amount of notes issued under the indenture remains outstanding. In addition, at any time prior to October 15, 2017, we may redeem all, but not less than all, of the notes at a redemption price equal to the principal amount plus an applicable premium and accrued and unpaid interest, if any to the redemption date. We estimate deferred financing fees of approximately $7.3 million will be capitalized as other assets in the condensed consolidated balance sheets and amortized as interest expense in the condensed consolidated statements of income over the life of the 6 1/4% Senior Notes.

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

The following table summarizes the assets as of September 30, 2012, which are valued at fair value on a non-recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2012	Total Gain (Loss) for the Three Months Ended September 30, 2012	Total Gain (Loss) for the Six Months Ended September 30, 2012
Assets held for sale	$—	$1,961	$—	$1,961	$(2,000)	$(3,889)

Total assets	$—	$1,961	$—	$1,961	$(2,000)	$(3,889)

The following table summarizes the assets as of September 30, 2011, which are valued at fair value on a non-recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2011	Total Gain (Loss) for the Three and Six Months Ended September 30, 2011
Inventories	$—	$48,801	$—	$48,801	$(24,610)
Assets held for sale	—	649	—	649	(400)

Total assets	$—	$49,450	$—	$49,450	$(25,010)

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The fair value of inventories using Level 2 inputs is determined by evaluating the current economic conditions for sale and disposal of spare parts, which includes estimates as to the recoverability of the carrying value of the parts based on historical experience with sales and disposal of similar spare parts, the expected timeframe of sales or disposals, the location of the spare parts to be sold and the condition of the spare parts to be sold or otherwise disposed of. See Note 1 for further discussion of the impairment of inventories. The loss for the six months ended September 30, 2012 related to seven aircraft. The fair value of these aircraft using Level 2 inputs is determined through evaluation of expected sales proceeds for aircraft. This analysis includes estimates based on historical experience with sales, recent transactions involving similar assets, quoted market prices for similar assets and condition and location of aircraft to be sold or otherwise disposed of.

Recurring Fair Value Measurements

The following table summarizes the financial instruments we had as of September 30, 2012, which are valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2012	Balance Sheet Classification
Rabbi Trust investments	$4,065	$—	$—	$4,065	Other assets

Total assets	$4,065	$—	$—	$4,065

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Fair Value of Financial Instruments

The fair value of our financial instruments has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on quoted market prices. The carrying and fair value of our long-term debt, including the current portion, are as follows (in thousands):

	September 30, 2012		March 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
7 1/2% Senior Notes	$350,315	$364,438	$350,346	$364,875
Term Loan	240,000	240,000	245,000	245,000
Revolving Credit Facility	40,000	40,000	59,300	59,300
3% Convertible Senior Notes	104,371	119,669	102,599	120,750

	$734,686	$764,107	$757,245	$789,925

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

We entered into forward contracts during the six months ended September 30, 2011 to mitigate our exposure to exchange rate fluctuations on our euro-denominated aircraft purchase commitments, which were designated as cash flow hedges for accounting purposes. As of September 30 and March 31, 2012, we had no open forward contracts. We had six open forward contracts as of March 31, 2011, which had rates ranging from 1.3153 U.S. dollars per euro to 1.3267 U.S. dollars per euro. These contracts had an underlying notional value of between €5,000,000 and €7,000,000, for a total of €34,300,871, with the first contract having expired in May 2011 and the last in June 2011. During the six months ended September 30, 2011, we entered into an additional open forward contract at a rate of 1.418 U.S. dollars per euro with an underlying notional value of €13,826,241 that expired in July 2011. As of September 30 and March 31, 2012, we had no open forward contracts. No gains or losses relating to forward contracts are recognized in our condensed consolidated statements of income for the three and six months ended September 30, 2012 and 2011.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Information on the location and amounts of derivative gains and losses on the condensed consolidated balance sheets and the condensed consolidated statements of income as of and for the three months ended September 30, 2011 is as follows (in thousands):

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

Information on the location and amounts of derivative gains and losses on the condensed consolidated balance sheets and the condensed consolidated statements of income as of and for the six months ended September 30, 2011 is as follows (in thousands):

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

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 6 — COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Contracts — As shown in the table below, we expect to make additional capital expenditures over the next five fiscal years to purchase additional aircraft. As of November 7, 2012, we had 30 aircraft on order and options to acquire an additional 49 aircraft. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order will provide incremental fleet capacity in terms of revenue and operating income.

	Six Months Ending	Fiscal Year Ending March 31,
	March 31, 2013 (4)	2014	2015	2016	2017 and thereafter	Total
Commitments as of November 7, 2012:
Number of aircraft:
Large (1)(2)	7	13	7	2	1	30

	7	13	7	2	1	30

Related expenditures (in thousands)(2)(3)	$269,593	$267,427	$106,456	$30,582	$13,771	$687,829

Options as of November 7, 2012:
Number of aircraft:
Medium	—	—	6	6	—	12
Large (2)	—	—	9	11	17	37

	—	—	15	17	17	49

Related expenditures (in thousands)(2)(3)	$7,037	$84,265	$372,833	$338,874	$363,157	$1,166,166

(1)

Signed client contracts are currently in place that will utilize seven of these aircraft. Six aircraft expected to enter service between fiscal years 2015 and 2017 are subject to the successful development and certification of the aircraft.

(2)

On November 7, 2012, we entered into an agreement to order ten Sikorsky S-92 large aircraft and obtain options for 16 Sikorsky S-92 large aircraft, which are reflected in this table. The aircraft orders have delivery dates in fiscal years 2014 and 2015 with total payments of approximately $275 million. The aircraft options have delivery dates ranging from fiscal years 2015 to 2018 with total payments of approximately $470 million.

(3)	Includes progress payments on aircraft scheduled to be delivered in future periods.
(4)	Includes payments made during the period from October 1 to November 7, 2012.

The following chart presents an analysis of our aircraft orders and options during fiscal year 2013:

	October 1 to		Three Months Ended
	November 7, 2012		September 30, 2012		June 30, 2012
	Orders	Options	Orders	Options	Orders	Options
Beginning of period	20	33	17	36	15	40
Aircraft delivered	—	—	—	—	(2)	—
Aircraft ordered	10	—	—	—	—	—
New options	—	16	—	—	—	—
Exercised options	—	—	3	(3)	4	(4)

End of period	30	49	20	33	17	36

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

We periodically purchase aircraft for which we have no order. During the six months ended September 30, 2012, we acquired one Sikorsky S-92 and in early October 2012, we completed the acquisition of seven Sikorsky S-92 helicopters. All eight of these additional aircraft will be operated in Canada by Cougar as discussed in Note 2.

Operating Leases — We have non-cancelable operating leases in connection with the lease of certain equipment, land and facilities, including leases for aircraft. Rental expense incurred under all operating leases, except for those with terms of a month or less that were not renewed, was $15.3 million and $9.1 million for the three months ended September 30, 2012 and 2011, respectively, and $31.6 million and $18.1 million for the six months ended September 30, 2012 and 2011, respectively.

We have initiated a new financing strategy whereby we will be using operating leases to a larger extent than in the past. As part of this operating lease strategy, in fiscal year 2012 and the six months ended September 30, 2012, respectively, we sold seven and two aircraft for $147.8 million and $50.4 million and entered into separate agreements to lease back all of these aircraft. Additionally, in fiscal year 2012, we transferred our interest in two aircraft previously included in construction in progress within property and equipment on our consolidated balance sheets in return for $23.4 million in progress payments previously paid on these aircraft. We also signed two separate agreements to lease back these aircraft, commencing at time of delivery, which occurred July 27, 2012 for the first aircraft and October 17, 2012 for the second aircraft.

The aircraft leases range from base terms of 60 to 72 months with renewal options of up to 72 months in some cases, include purchase options upon expiration and some include early purchase options. The leases contain terms customary in transactions of this type, including provisions that allow the lessor to repossess the aircraft and require us to pay a stipulated amount if we default on our obligations under the agreements. The following is a summary of the terms related to aircraft leased under operating leases with original or remaining terms in excess of one year:

End of Lease Term	Number of Aircraft	Monthly Lease Payments (in thousands)
Fiscal year 2013 to fiscal year 2015	6	$1,010
Fiscal year 2016 to fiscal year 2018	10	1,880
Fiscal year 2023	9	350

	25	$3,240

Employee Agreements — Approximately 49% of our employees are represented by collective bargaining agreements and/or unions. These agreements generally include annual escalations of up to 12%. Periodically, certain groups of our employees who are not covered by a collective bargaining agreement consider entering into such an agreement.

During the six months ended September 30, 2012, we recognized $2.2 million in compensation expense included in direct cost related to severance costs as a result of the termination of a contract in the Southern North Sea. Also, during the six months ended September 30, 2012, we recognized approximately $2.0 million in compensation expense (including expenses recorded for the acceleration of unvested stock options and restricted stock) included in general and administrative expense related to the separation between us and our Senior Vice President and General Counsel.

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

Civil Class Action Lawsuit — On June 12, 2009, Superior Offshore International, Inc. v. Bristow Group Inc., et al, Case No. 1:09-cv-00438, was filed in the U.S. District Court for the District of Delaware. The purported class action complaint, which also named other providers of offshore helicopter services in the Gulf of Mexico as defendants, alleged violations of Section 1 of the Sherman Act. Among other things, the complaint alleged that the defendants unlawfully conspired to raise and maintain the price of offshore helicopter services between January 1, 2001 and December 31, 2005. The plaintiff was seeking to represent a purported class of direct purchasers of offshore helicopter services and

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

was asking for, among other things, unspecified treble monetary damages and injunctive relief. In September 2010, the court granted our and the other defendants’ motion to dismiss the case on several grounds. The plaintiff then filed a motion seeking a rehearing and seeking leave to amend its original complaint, which was partially granted to permit limited discovery. We and the other defendants filed a motion for summary judgment, which was granted and the case was dismissed. The plaintiff appealed the judgment in the U.S. Court of Appeals for the Third Circuit. On July 27, 2012, the United States Court of Appeals for the Third Circuit ruled in our favor on all points and upheld the dismissal of the case. Since the time for the plaintiff to move for rehearing or seek Supreme Court review has expired and the time for appeal has passed, the case is now dismissed.

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

Guarantees — We had guaranteed the repayment of up to £10 million ($16.1 million) of the debt of FBS Limited, an unconsolidated affiliate, which has been repaid. Therefore, as of September 30, 2012 we are no longer a guarantor of this debt.

Other Matters — Although infrequent, aircraft accidents have occurred in the past, and the related losses and liability claims have been covered by insurance subject to deductible, self-insured retention and loss sensitive factors.

On October 5, 2012, a Bell 407 helicopter operated by a U.S. subsidiary of ours was involved in an accident in which the pilot was fatally injured. There were no other passengers onboard. We are currently working with authorities in their investigation.

On Monday, October 22, 2012, an incident occurred with an EC225 Super Puma helicopter operated by another helicopter company, which resulted in a controlled ditching on the North Sea, south of the Shetland Isles, U.K. Following the ditching, all 19 passengers and crew were recovered safely and without injuries.

Related to this incident, the Civil Aviation Authority (“CAA”) in the U.K. issued a safety directive on October 25, 2012, requiring operators to suspend operations of the affected aircraft. As a result, we will not be flying a total of sixteen large Eurocopter aircraft until further notice: eleven EC225 helicopters in the U.K., three EC225 helicopters in Australia, one EC225 helicopter in Norway and one AS332L2 helicopter in Nigeria. Our other aircraft, including search and rescue (“SAR”) aircraft, continue to operate globally.

In order to minimize or eliminate the impact on our clients, we have increased utilization of other in-region aircraft and have implemented contingency plans designed to mobilize additional available aircraft, including entering into an agreement on November 7, 2012 to order ten Sikorsky S-92 large aircraft and obtain options for 16 Sikorsky S-92 large aircraft. An incident involving another operator and an EC225 helicopter in May 2012 that resulted in a similar directive did not have a material financial impact on our Company. However, we are unable to determine whether this incident on October 22 and the resulting actions taken by the CAA could have a material effect on our business, financial condition or results of operations at this time.

We are a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 7 — TAXES

We recorded an income tax benefit of $1.9 million and a provision for income taxes of $4.7 million for the three and six months ended September 30, 2011, respectively, and a provision for income taxes of $8.3 million and $14.5 million for the three and six months ended September 30, 2012, respectively. The three and six months ended September 30, 2012 includes a benefit due to the revaluation of our deferred taxes as a result of the enactment of a tax rate reductions in the U.K. effective April 1, 2012 and 2013. This revaluation benefit was partially offset by income tax expense related to other discrete items for the three and six months ended September 30, 2012. The three and six months ended September 30, 2011 includes a benefit due to the revaluation of our deferred taxes as a result of the enactment of a tax rate reduction in the U.K. effective April 1, 2012. The revaluation benefit, net of other discrete items, eliminated any need to provide additional tax expense for the three months ended September 30, 2011.

During the three months and six months ended September 30, 2012, we released tax contingency related items totaling $0.1 million and $91,158, respectively. During the three months and six months ended September 30, 2011, we accrued tax contingency related items totaling $0.7 million and $1.3 million, respectively. Our effective tax rate was also impacted by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits.

As of September 30, 2012, there were $1.4 million of unrecognized tax benefits, all of which would have an impact on our effective tax rate, if recognized. For the three months ended September 30, 2012 and 2011, we accrued interest and penalties of $30,547 and $0.2 million, respectively, in connection with uncertain tax positions. For the six months ended September 30, 2012 and 2011, we accrued interest and penalties of $69,761 and $0.3 million, respectively, in connection with uncertain tax positions.

Note 8 — EMPLOYEE BENEFIT PLANS

Pension Plans

The following table provides a detail of the components of net periodic pension cost (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Service cost for benefits earned during the period	$2,052	$1,614	$4,109	$3,248
Interest cost on pension benefit obligation	6,418	7,122	12,851	14,334
Expected return on assets	(7,264)	(7,397)	(14,545)	(14,886)
Amortization of unrecognized losses	1,652	1,360	3,309	2,737

Net periodic pension cost	$2,858	$2,699	$5,724	$5,433

We pre-funded our contributions of £10.4 million ($16.6) million to our U.K. Staff pension plan for fiscal year 2013 in the last quarter of fiscal year 2012. The current estimate of our cash contributions to our Norwegian pension plan and U.K. expatriate plan for fiscal year 2013 are $9.6 million and $0.6 million, respectively, $4.6 million and $0.2 million, respectively, of which were paid during the six months ended September 30, 2012.

Incentive Compensation

Stock–based awards are currently made under the Bristow Group Inc. 2007 Long-Term Incentive Plan (“2007 Plan”). A maximum of 2,400,000 shares of common stock, par value $.01 per share (“Common Stock”), are reserved. Awards granted under the 2007 Plan may be in the form of stock options, stock appreciation rights, shares of restricted stock, other stock-based awards (payable in cash or Common Stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants. As of September 30, 2012, 498,714 shares remained available for grant under the 2007 Plan.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

We have a number of other incentive and stock option plans which are described in Note 10 to our fiscal year 2012 Financial Statements.

Total stock-based compensation expense, which includes stock options, restricted stock units and restricted stock, totaled $2.7 million and $2.3 million for the three months ended September 30, 2012 and 2011, respectively, and $5.5 million and $7.5 million for the six months ended September 30, 2012 and 2011, respectively. Stock-based compensation expense has been allocated to our various business units. During the six months ended September 30, 2011, we recorded $2.2 million of expense related to stock-based compensation grants to our President and Chief Executive Officer.

During the six months ended September 30, 2012, we awarded 167,293 shares of restricted stock at an average grant date fair value of $43.38 per share. Also during the six months ended September 30, 2012, 324,565 stock options were granted. The following table shows the assumptions used to compute the stock-based compensation expense for stock options granted during the six months ended September 30, 2012:

Risk free interest rate	0.76%
Expected life (years)	5
Volatility	50.20%
Dividend yield	1.84%
Weighted average exercise price of options granted	$43.38 per option
Weighted average grant-date fair value of options granted	$16.65 per option

Performance cash awards vest and pay out in cash three years after the date of grant at varying levels depending on our performance in Total Shareholder Return against a peer group of companies. These awards were designed to tie a significant portion of total compensation to performance. One of the effects of this type of compensation is that it requires liability accounting which can result in volatility in earnings. The liability recorded for these awards as of September 30 and March 31, 2012 was $7.1 million and $5.7 million, respectively, and represents an accrual based on the fair value of the awards on those dates. The increase in the liability during the six months ended September 30, 2012 is due to an increase in the fair value of the awards partially offset by the payout in June 2012 of the awards granted in June 2009. Any changes in fair value of the awards in future quarters will increase or decrease the liability and impact results in those periods. The affect, either positive or negative, on future period earnings can vary based on factors including changes in our stock price or the stock prices of the peer group companies, as well as changes in other market and company-specific assumptions that are factored into the calculation of fair value of the performance cash awards.

Compensation expense (benefit) recorded related to the performance cash awards during the three months ended September 30, 2012 and 2011 was $3.4 million and $(0.6) million, respectively, and during the six months ended September 30, 2012 and 2011 was $4.1 million and $3.0 million, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 9 — DIVIDENDS, SHARE REPURCHASES AND EARNINGS PER SHARE

Dividends

On July 31 and November 2, 2012, our board of directors approved dividends of $0.20 per share of Common Stock, payable on September 14 and December 14, 2012 to shareholders of record on August 31 and November 30, 2012, respectively. See discussion of our dividends in Note 11 to our fiscal year 2012 Financial Statements. The declaration of future dividends is at the discretion of our board of directors and subject to our results of operations, financial condition, cash requirements and other factors and restrictions under applicable law and our debt instruments.

Share Repurchases

On November 2, 2011, our board of directors authorized the expenditure of up to $100 million to repurchase shares of our Common Stock within 12 months from that date, of which $25.1 million was spent through September 30, 2012. On November 2, 2012, our board of directors extended the date to repurchase shares of our Common Stock by 12 months and increased the remaining repurchase amount to $100 million. For additional information on our repurchases of Common Stock, see “Share Repurchases” in Note 11 to the fiscal year 2012 Financial Statements. The timing and method of any repurchases under the program will depend on a variety of factors, is subject to our results of operations, financial condition, cash requirements, and other factors and restrictions under applicable law and our debt instruments, and may be suspended or discontinued at any time.

Earnings per Share

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per common share excludes options to purchase shares, restricted stock units and restricted stock awards, which were outstanding during the period but were anti-dilutive, as follows:

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2012		2011	2012	2011
Options:
Outstanding		552,209	528,501	448,269	531,679
Weighted average exercise price	$	43.56	$36.85	$43.81	$36.81
Restricted stock units:
Outstanding		4,040	83,925	58,016	83,937
Weighted average price	$	53.89	$46.70	$46.97	$46.70
Restricted stock awards:
Outstanding		—	—	—	—
Weighted average price	$	—	$—	$—	$—

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Net income available to common stockholders (in thousands):
Income available to common stockholders – basic	$29,668	$2,711	$53,330	$23,756
Interest expense on assumed conversion of 3% Convertible Senior Notes, net of tax (1)	—	—	—	—

Income available to common stockholders – diluted	$29,668	$2,711	$53,330	$23,756

Shares:
Weighted average number of common shares outstanding – basic	35,815,672	36,157,917	35,858,237	36,165,247
Assumed conversion of 3% Convertible Senior Notes outstanding during the period (1)	—	—	—	—
Net effect of dilutive stock options, restricted stock units and restricted stock awards based on the treasury stock method	526,620	614,191	601,940	659,893

Weighted average number of common shares outstanding – diluted	36,342,292	36,772,108	36,460,177	36,825,140

Basic earnings per common share	$0.83	$0.07	$1.49	$0.66

Diluted earnings per common share	$0.82	$0.07	$1.46	$0.65

(1)

Diluted earnings per common share for the three and six months ended September 30, 2012 and 2011 excludes approximately 1.5 million potentially dilutive shares initially issuable upon the conversion of our 3% Convertible Senior Notes. The 3% Convertible Senior Notes will be convertible, under certain circumstances, using a net share settlement process, into a combination of cash and our Common Stock. As of September 30, 2012, the base conversion price of the notes was approximately $75.65, based on the base conversion rate of 13.218 shares of Common Stock per $1,000 principal amount of convertible notes (subject to adjustment in certain circumstances, including the payment of dividends). In general, upon conversion of a note, the holder will receive cash equal to the principal amount of the note and Common Stock to the extent of the note’s conversion value in excess of such principal amount. In addition, if at the time of conversion the applicable price of our Common Stock exceeds the base conversion price, holders will receive up to an additional 8.5916 shares of our Common Stock per $1,000 principal amount of notes, as determined pursuant to a specified formula. Such shares did not impact our calculation of diluted earnings per share for three and six months ended September 30, 2012 and 2011 as our stock price did not meet or exceed the base conversion price.

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

The following shows reportable segment information for the three and six months ended September 30, 2012 and 2011 and as of September 30 and March 31, 2012, where applicable, reconciled to consolidated totals, and prepared on the same basis as our condensed consolidated financial statements (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Segment gross revenue from external clients:
Europe	$154,111	$140,244	$308,068	$274,524
West Africa	68,217	64,041	138,671	118,548
North America	57,321	47,794	110,031	91,961
Australia	44,839	33,323	89,341	78,618
Other International	32,139	36,147	65,614	71,614
Corporate and other	9,127	9,443	16,637	16,832

Total segment gross revenue	$365,754	$330,992	$728,362	$652,097

Intrasegment gross revenue:
Europe	$2	$(23)	$65	$235
West Africa	—	—	—	—
North America	54	463	250	538
Australia	—	117	—	235
Other International	—	—	—	—
Corporate and other	591	120	711	(324)

Total intrasegment gross revenue	$647	$677	$1,026	$684

Consolidated gross revenue reconciliation:
Europe	$154,113	$140,221	$308,133	$274,759
West Africa	68,217	64,041	138,671	118,548
North America	57,375	48,257	110,281	92,499
Australia	44,839	33,440	89,341	78,853
Other International	32,139	36,147	65,614	71,614
Corporate and other	9,718	9,563	17,348	16,508
Intrasegment eliminations	(647)	(677)	(1,026)	(684)

Total consolidated gross revenue	$365,754	$330,992	$728,362	$652,097

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Earnings from unconsolidated affiliates, net of losses – equity method investments:
Europe	$2,368	$2,466	$4,374	$5,324
Other International	4,626	(6,510)	4,609	(3,375)
Corporate and other	—	7	—	7

Total earnings from unconsolidated affiliates, net of losses – equity method investments	$6,994	$(4,037)	$8,983	$1,956

Consolidated operating income (loss) reconciliation:
Europe	$27,008	$23,586	$48,884	$46,835
West Africa	13,430	16,120	29,561	27,351
North America	6,130	2,571	12,605	4,155
Australia	6,829	576	13,338	5,100
Other International	10,354	2,089	17,741	13,999
Corporate and other	(15,161)	(33,736)	(28,231)	(51,245)
Gain (loss) on disposal of assets	(1,262)	(1,611)	(6,577)	(195)

Total consolidated operating income	$47,328	$9,595	$87,321	$46,000

Depreciation and amortization:
Europe	$8,444	$8,015	$16,008	$15,922
West Africa	3,051	3,244	6,193	6,514
North America	3,107	5,947	6,373	9,634
Australia	2,504	2,816	4,987	5,938
Other International	5,300	4,070	9,333	8,033
Corporate and other	915	1,339	1,799	2,098

Total depreciation and amortization	$23,321	$25,431	$44,693	$48,139

	September 30, 2012	March 31, 2012
Identifiable assets:
Europe	$862,758	$779,160
West Africa	383,879	376,903
North America	315,987	276,074
Australia	212,824	295,895
Other International	551,503	602,174
Corporate and other	458,517	410,157

Total identifiable assets (1)	$2,785,468	$2,740,363

Investments in unconsolidated affiliates – equity method investments:
Europe	$9,452	$11,410
Other International	188,802	184,922
Corporate and other	9,532	2,378

Total investments in unconsolidated affiliates – equity method investments	$207,786	$198,710

(1)

Includes $121.2 million and $126.6 million, respectively of construction in progress within property and equipment on our condensed consolidated balance sheets as of September 30 and March 31, 2012, respectively, which primarily represents progress payments on aircraft to be delivered in future periods.

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

On October 12, 2012 we completed an offering of 6 1/4% Senior Notes which will initially be jointly and severally guaranteed on a senior unsecured basis by the Guarantor Subsidiaries. See Note 3 for further discussion of the 6 1/4% Senior Notes.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Supplemental Condensed Consolidating Statement of Income

Three Months Ended September 30, 2012

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$—	$76,217	$289,537	$—	$365,754
Intercompany revenue	578	18,532	—	(19,110)	—

	578	94,749	289,537	(19,110)	365,754

Operating expense:
Direct cost and reimbursable expense	—	56,342	206,787	—	263,129
Intercompany expenses	—	—	19,110	(19,110)	—
Depreciation and amortization	1,091	9,348	12,882	—	23,321
General and administrative	11,218	7,361	19,129	—	37,708

	12,309	73,051	257,908	(19,110)	324,158

Gain (loss) on disposal of assets	—	421	(1,683)	—	(1,262)
Earnings from unconsolidated affiliates, net of losses	21,076	—	6,994	(21,076)	6,994

Operating income	9,345	22,119	36,940	(21,076)	47,328
Interest income	28,988	8	296	(29,029)	263
Interest expense	(9,171)	—	(28,455)	29,029	(8,597)
Other income (expense), net	(57)	(36)	(125)	—	(218)

Income before provision for income taxes	29,105	22,091	8,656	(21,076)	38,776
Allocation of consolidated income taxes	579	(2,024)	(6,897)	—	(8,342)

Net income	29,684	20,067	1,759	(21,076)	30,434
Net income attributable to noncontrolling interests	(16)	—	(750)	—	(766)

Net income attributable to Bristow Group	$29,668	$20,067	$1,009	$(21,076)	$29,668

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Supplemental Condensed Consolidating Statement of Income

Six Months Ended September 30, 2012

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$—	$145,729	$582,633	$—	$728,362
Intercompany revenue	1,156	35,831	—	(36,987)	—

	1,156	181,560	582,633	(36,987)	728,362

Operating expense:
Direct cost and reimbursable expense	—	106,114	419,955	—	526,069
Intercompany expenses	—	—	36,987	(36,987)	—
Depreciation and amortization	2,160	17,423	25,110	—	44,693
General and administrative	20,147	14,212	38,326	—	72,685

	22,307	137,749	520,378	(36,987)	643,447

Loss on disposal of assets	—	(998)	(5,579)	—	(6,577)
Earnings from unconsolidated affiliates, net of losses	38,815	—	8,983	(38,815)	8,983

Operating income	17,664	42,813	65,659	(38,815)	87,321
Interest income	56,928	17	296	(56,890)	351
Interest expense	(18,021)	—	(56,240)	56,890	(17,371)
Other income (expense), net	(6)	21	(1,164)	—	(1,149)

Income before provision for income taxes	56,565	42,851	8,551	(38,815)	69,152
Allocation of consolidated income taxes	(3,200)	(3,782)	(7,540)	—	(14,522)

Net income	53,365	39,069	1,011	(38,815)	54,630
Net income attributable to noncontrolling interests	(35)	—	(1,265)	—	(1,300)

Net income (loss) attributable to Bristow Group	$53,330	$39,069	$(254)	$(38,815)	$53,330

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Supplemental Condensed Consolidating Statement of Income

Three Months Ended September 30, 2011

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$—	$69,152	$261,840	$—	$330,992
Intercompany revenue	1,555	12,106	—	(13,661)	—

	1,555	81,258	261,840	(13,661)	330,992

Operating expense:
Direct cost and reimbursable expense	730	40,743	194,932	—	236,405
Intercompany expenses	—	—	13,661	(13,661)	—
Impairment of inventories	—	8,778	15,832	—	24,610
Depreciation and amortization	916	10,904	13,611	—	25,431
General and administrative	7,626	4,596	17,081	—	29,303

	9,272	65,021	255,117	(13,661)	315,749

Loss on disposal of assets	—	(427)	(1,184)	—	(1,611)
Earnings from unconsolidated affiliates, net of losses	(7,074)	—	(4,037)	7,074	(4,037)

Operating income (loss)	(14,791)	15,810	1,502	7,074	9,595
Interest income	24,286	10	139	(24,282)	153
Interest expense	(9,538)	—	(24,203)	24,282	(9,459)
Other income (expense), net	47	126	554	—	727

Income (loss) before provision for income taxes	4	15,946	(22,008)	7,074	1,016
Allocation of consolidated income taxes	2,722	(2,483)	1,706	—	1,945

Net income (loss)	2,726	13,463	(20,302)	7,074	2,961
Net income attributable to noncontrolling interests	(15)	—	(235)	—	(250)

Net income (loss) attributable to Bristow Group	$2,711	$13,463	$(20,537)	$7,074	$2,711

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Supplemental Condensed Consolidating Statement of Income

Six Months Ended September 30, 2011

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$—	$136,349	$515,748	$—	$652,097
Intercompany revenue	1,555	23,879	—	(25,434)	—

	1,555	160,228	515,748	(25,434)	652,097

Operating expense:
Direct cost and reimbursable expense	—	83,704	382,457	—	466,161
Intercompany expenses	—	—	25,434	(25,434)	—
Impairment of inventories	—	8,778	15,832	—	24,610
Depreciation and amortization	1,759	19,086	27,294	—	48,139
General and administrative	21,801	11,359	35,788	—	68,948

	23,560	122,927	486,805	(25,434)	607,858

Gain (loss) on disposal of assets	—	(247)	52	—	(195)
Earnings from unconsolidated affiliates, net of losses	15,145	—	1,956	(15,145)	1,956

Operating income (loss)	(6,860)	37,054	30,951	(15,145)	46,000
Interest income	47,589	180	301	(47,746)	324
Interest expense	(18,797)	—	(47,363)	47,746	(18,414)
Other income (expense), net	61	192	678	—	931

Income (loss) before provision for income taxes	21,993	37,426	(15,433)	(15,145)	28,841
Allocation of consolidated income taxes	1,793	(5,146)	(1,308)	—	(4,661)

Net income (loss)	23,786	32,280	(16,741)	(15,145)	24,180
Net income attributable to noncontrolling interests	(30)	—	(394)	—	(424)

Net income (loss) attributable to Bristow Group	$23,756	$32,280	$(17,135)	$(15,145)	$23,756

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Supplemental Condensed Consolidating Balance Sheet

As of September 30, 2012

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$134,682	$3,529	$210,138	$—	$348,349
Accounts receivable	11,263	80,485	213,652	(38,528)	266,872
Inventories	—	55,593	103,356	—	158,949
Assets held for sale	—	3,969	15,583	—	19,552
Prepaid expenses and other current assets	2,593	1,167	52,417	(38,094)	18,083

Total current assets	148,538	144,743	595,146	(76,622)	811,805
Intercompany investment	1,030,042	111,434	—	(1,141,476)	—
Investment in unconsolidated affiliates	9,532	150	204,938	—	214,620
Intercompany notes receivable	1,321,940	—	—	(1,321,940)	—
Property and equipment—at cost:
Land and buildings	801	48,788	34,479	—	84,068
Aircraft and equipment	22,311	874,351	1,167,623	—	2,064,285

	23,112	923,139	1,202,102	—	2,148,353

Less: Accumulated depreciation and amortization	(8,827)	(190,556)	(264,530)	—	(463,913)

	14,285	732,583	937,572	—	1,684,440
Goodwill	—	4,755	25,034	—	29,789
Other assets	24,976	1,209	146,790	(128,161)	44,814

Total assets	$2,549,313	$994,874	$1,909,480	$(2,668,199)	$2,785,468

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$2,848	$13,832	$71,012	$(32,042)	$55,650
Accrued liabilities	11,543	23,870	133,340	(42,511)	126,242
Current deferred taxes	(2,011)	31	17,145	—	15,165
Short-term borrowings and current maturities of long-term debt	18,750	—	—	—	18,750

Total current liabilities	31,130	37,733	221,497	(74,553)	215,807
Long-term debt, less current maturities	715,936	—	—	—	715,936
Intercompany notes payable	—	247,963	1,088,411	(1,336,374)	—
Accrued pension liabilities	—	—	112,221	—	112,221
Other liabilities and deferred credits	7,590	8,477	141,604	(140,268)	17,403
Deferred taxes	125,095	8,781	10,036	—	143,912

Stockholders’ investment:
Common stock	365	4,996	22,918	(27,914)	365
Additional paid-in-capital	717,347	9,290	262,193	(271,483)	717,347
Retained earnings	1,032,468	677,634	28,281	(705,915)	1,032,468
Accumulated other comprehensive income (loss)	(57,126)	—	14,204	(111,692)	(154,614)
Treasury shares	(25,085)	—	—	—	(25,085)

Total Bristow Group Inc. stockholders’ investment	1,667,969	691,920	327,596	(1,117,004)	1,570,481
Noncontrolling interests	1,593	—	8,115	—	9,708

Total stockholders’ investment	1,669,562	691,920	335,711	(1,117,004)	1,580,189

Total liabilities and stockholders’ investment	$2,549,313	$994,874	$1,909,480	$(2,668,199)	$2,785,468

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

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Supplemental Condensed Consolidating Statement of Cash Flows

Six Months Ended September 30, 2012

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(20,075)	$62,030	$92,943	$—	$134,898

Cash flows from investing activities:
Capital expenditures	(8,353)	(46,389)	(83,252)	24,589	(113,405)
Proceeds from asset dispositions	—	35,185	85,780	(24,589)	96,376
Investment in unconsolidated affiliate	(7,153)	—	—	—	(7,153)

Net cash provided by (used in) investing activities	(15,506)	(11,204)	2,528	—	(24,182)

Cash flows from financing activities:
Repayment of debt	(24,300)	—	—	—	(24,300)
Dividends paid	(2,742)	(9,755)	(1,800)	—	(14,297)
Increases (decreases) in cash related to intercompany advances and debt	112,427	(40,697)	(71,730)	—	—
Partial prepayment of put/call obligation	(33)	—	—	—	(33)
Issuance of Common Stock	7,869	—	—	—	7,869
Tax benefit related to stock-based compensation	433	—	—	—	433

Net cash provided by (used in) financing activities	93,654	(50,452)	(73,530)	—	(30,328)
Effect of exchange rate changes on cash and cash equivalents	—	—	6,411	—	6,411

Net increase in cash and cash equivalents	58,073	374	28,352	—	86,799
Cash and cash equivalents at beginning of period	76,609	3,155	181,786	—	261,550

Cash and cash equivalents at end of period	$134,682	$3,529	$210,138	$—	$348,349

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Bristow Group Inc.:

We have reviewed the condensed consolidated balance sheet of Bristow Group Inc. and subsidiaries (the Company) as of September 30, 2012, the related condensed consolidated statements of income and comprehensive income for the three- and six-month periods ended September 30, 2012 and 2011, and the related condensed consolidated statements of cash flows for the six-month periods ended September 30, 2012 and 2011. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

November 7, 2012

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 (the “fiscal year 2012 Annual Report”) and the MD&A contained therein. In the discussion that follows, the terms “Current Quarter” and “Comparable Quarter” refer to the three months ended September 30, 2012 and 2011, respectively, and the terms “Current Period” and “Comparable Period” refer to the six months ended September 30, 2012 and 2011, respectively. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ending March 31, 2013 is referred to as “fiscal year 2013.”

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

You should consider the following key factors when evaluating these forward-looking statements:

•	the possibility of political instability, war or acts of terrorism in any of the countries where we operate;

•	fluctuations in worldwide prices of and demand for natural gas and oil;

•	fluctuations in levels of natural gas and oil exploration and development activities;

•	fluctuations in the demand for our services;

•	the existence of competitors;

•	the existence of operating risks inherent in our business, including the possibility of declining safety performance;

•	the possibility of changes in tax and other laws and regulations;

•	the possibility that the major oil companies do not continue to expand internationally;

•	the possibility of significant changes in foreign exchange rates and controls;

•	general economic conditions including the capital and credit markets;

•	the possibility that we may be unable to acquire additional aircraft due to limited availability or unable to exercise aircraft purchase options;

•	the possibility that we may be unable to dispose of older aircraft through sales into the aftermarket;

•	the possibility that we may be unable to obtain financing or we may be unable to draw on our credit facilities;

•	the possibility that we may be unable to re-deploy our aircraft to regions with greater demand; and

•	the possibility that we do not achieve the anticipated benefit of our fleet investment program.

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

General

We are the leading provider of helicopter services to the worldwide offshore energy industry based on the number of aircraft operated and one of two helicopter service providers to the offshore energy industry with global operations. We have a long history in the helicopter services industry through Bristow Helicopters Ltd. and Offshore Logistics, Inc., having been founded in 1955 and 1969, respectively. We have major transportation operations in the North Sea, Nigeria and the U.S. Gulf of Mexico, and in most of the other major offshore energy producing regions of the world, including Alaska, Australia, Brazil, Canada, Russia and Trinidad. We generated 81%, 89% and 88% of our consolidated operating revenue, business unit operating income and business unit adjusted EBITDAR, respectively, from operations outside of the U.S. during the Current Period.

We conduct our business in one segment: Helicopter Services. The Helicopter Services segment operations are conducted primarily through five business units:

•	Europe,

•	West Africa,

•	North America,

•	Australia, and

•	Other International.

We provide helicopter services to a broad base of major integrated, national and independent offshore energy companies. Our clients charter our helicopters primarily to transport personnel between onshore bases and offshore production platforms, drilling rigs and other installations. To a lesser extent, our clients also charter our helicopters to transport time-sensitive equipment to these offshore locations. In addition to our primary Helicopter Services operations, we also operate a training business unit, Bristow Academy, and provide technical services to clients in the U.S. and U.K. As of September 30, 2012, we operated 349 aircraft (including 292 owned aircraft and 57 leased aircraft; 20 of the owned aircraft are held for sale) and our unconsolidated affiliates operated 197 aircraft in addition to those aircraft leased from us.

The chart below presents (1) the number of helicopters in our fleet and their distribution among the business units of our Helicopter Services segment as of September 30, 2012; (2) the number of helicopters which we had on order or under option as of November 7, 2012; and (3) the percentage of operating revenue which each of our business units provided during the Current Period. For additional information regarding our commitments and options to acquire aircraft, see Note 6 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

		Aircraft in Consolidated Fleet
	Percentage of Current Period Operating Revenue	Helicopters
		Small	Medium	Large	Training	Fixed Wing		Unconsolidated Affiliates (3)
							Total (1)(2)		Total
Europe	38%	—	12	43	—	—	55	64	119
West Africa	20%	10	25	7	—	3	45	—	45
North America	17%	67	24	2	—	—	93	—	93
Australia	12%	2	10	13	—	—	25	—	25
Other International	10%	4	36	14	—	—	54	133	187
Corporate and other	3%	—	—	—	77	—	77	—	77

Total	100%	83	107	79	77	3	349	197	546

Aircraft not currently in fleet: (4)(5)
On order		—	—	30	—	—	30
Under option		—	12	37	—	—	49

(1)	Includes 20 aircraft held for sale and 57 leased aircraft as follows:

	Held for Sale Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Training	Fixed Wing	Total
Europe	—	2	3	—	—	5
West Africa	—	1	—	—	—	1
North America	—	—	—	—	—	—
Australia	—	2	1	—	—	3
Other International	1	10	—	—	—	11
Corporate and other	—	—	—	—	—	—

Total	1	15	4	—	—	20

	Leased Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Training	Fixed Wing	Total
Europe	—	—	7	—	—	7
West Africa	—	1	—	—	—	1
North America	1	11	2	—	—	14
Australia	2	—	3	—	—	5
Other International	—	—	—	—	—	—
Corporate and other	—	—	—	30	—	30

Total	3	12	12	30	—	57

(2)	The average age of our fleet, excluding training aircraft, was 12 years as of September 30, 2012.
(3)	The 197 aircraft operated by our unconsolidated affiliates do not include those aircraft leased from us.
(4)	This table does not reflect aircraft which our unconsolidated affiliates may have on order or under option.
(5)

On November 7, 2012, we entered into an agreement to order ten Sikorsky S-92 large aircraft and obtain options for 16 Sikorsky S-92 large aircraft, which are reflected in this table. The aircraft orders have delivery dates in fiscal years 2014 and 2015. The aircraft options have delivery dates ranging from fiscal years 2015 to 2018.

The commercial aircraft in our consolidated fleet represented in the above chart are our primary source of revenue. To normalize the consolidated operating revenue of our fleet for the different revenue productivity and cost of our commercial aircraft, we developed a common weighted factor that combines large, medium and small aircraft into a combined standardized number of revenue producing commercial aircraft assets. We call this measure Large AirCraft Equivalent (“LACE”). Our large, medium and small aircraft are weighted as 100%, 50%, and 25%, respectively, to arrive at a single LACE number, which excludes Bristow Academy aircraft, fixed wing aircraft, affiliate aircraft, aircraft held for sale and aircraft construction in process. We divide our operating revenue from commercial contracts, which excludes operating revenue from affiliates and reimbursable revenue, by LACE to develop a LACE rate, which is a standardized rate, similar to a day rate, on which we disclose results and provide guidance. Our current number of LACE aircraft is 142 and our historical LACE and LACE rate is as follows:

	Current Period	Fiscal Year Ended March 31,
		2012	2011	2010	2009	2008
LACE	142	149	153	159	164	161
LACE Rate (in millions)	$8.95	$7.89	$7.15	$6.49	$6.14	$5.72

The following table presents the percentage of LACE leased as of September 30, 2012:

Europe	16%
West Africa	2%
North America	25%
Australia	21%
Other International	—%
Total	13%

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

Capital Allocation Strategy

Our capital allocation strategy is based on three principles as follows:

•

Prudent balance sheet management. Throughout our corporate and business unit management, we proactively manage our capital allocation plan with a concentration on achieving business growth and improving rates of return, within the dictates of prudent balance sheet management. We have funded our successful growth plan and maintained adequate liquidity by raising approximately $1.4 billion of debt and equity by means of both public and private financings since fiscal year 2007, and we intend to continue managing our capital structure and liquidity position relative to our commitments with external financings when necessary and through the use of operating leases for 20-30% of our LACE. During fiscal year 2012, we initiated a new financing strategy whereby we are now using operating leases to a larger extent than in the past. As of September 30, 2012, aircraft under operating leases account for 13% of our LACE. Our adjusted debt to total equity ratio and total liquidity were 67.9% and $507.7 million, respectively, as of September 30, 2012 and 70.8% and $401.6 million, respectively, as of March 31, 2012. Adjusted debt includes the net present value of operating leases totaling $224.3 million and $190.2 million, respectively, letters of credit and bank guarantees totaling $2.2 million and $17.5 million, respectively, and the unfunded pension liability of $112.2 million and $111.7 million, respectively, as of September 30 and March 31, 2012.

•

Highest return. Our internal financial management framework, called Bristow Value Added (“BVA”), focuses on the returns we deliver across our organization. BVA is computed by subtracting a capital charge for the use of gross invested capital from after tax operating cash flow. Our goal is to achieve strong improvements in BVA over time by (1) improving the returns we earn throughout our organization via cost and capital efficiency improvements as well as through better pricing based on the differentiated value we deliver to clients via aircraft safety, availability, client service and reliability; (2) deploying more capital into commercial opportunities where management believes we can deliver strong returns and when we believe it will benefit the

Company and our shareholders, including making strategic acquisitions or strategic equity investments; and (3) withdrawing capital from areas where returns are deemed inadequate and unable to be sufficiently improved. When appropriate, we may divest parts of the Company. Improvements in BVA are the primary financial measure in our management incentive plan, which is designed to align the interests of management with shareholders.

•

Balanced shareholder return. We have invested $2.0 billion on capital expenditures to grow our business since fiscal year 2007. We believe our liquidity position and cash flows from operations will be adequate to finance operating and maintenance capital expenditures, so we have considered our capital deployment alternatives for the future to deliver a more balanced return to our shareholders. On November 2, 2012, our board of directors approved our seventh consecutive quarterly dividend. Also, on November 2, 2011, our board of directors authorized the expenditure of up to $100 million to repurchase shares of our Common Stock within 12 months from that date, of which $25.1 million was spent through September 30, 2012. On November 2, 2012, our board of directors extended the date to repurchase shares of our Common Stock by 12 months and increased the remaining repurchase amount to $100 million. For additional information on our repurchases of Common Stock, see “Share Repurchases” in Note 11 to the fiscal year 2012 Financial Statements. The timing and method of any repurchases under the program will depend on a variety of factors, is subject to our results of operations, financial condition, cash requirements, and other factors and restrictions under applicable law and our debt instruments, and may be suspended or discontinued at any time.

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

While we are cautiously optimistic that the economic conditions will continue to recover over the remainder of fiscal year 2013 and into fiscal year 2014, we continue to seek ways to operate more efficiently and work with our clients to improve the efficiency of their operations. Our global operations and critical mass of helicopters provide us with geographic and client diversity which helps mitigate risks associated with a single market or client. This economic recovery should lead to an accelerated expansion throughout fiscal year 2013 and beyond and increased demand in many of our core markets.

We recently announced that we have secured several major new multi-year contracts for the provision of a total of 20 large aircraft that are expected to generate in excess of $2 billion in revenue in Europe, Australia and Brazil. This contract work, with higher pricing and improved terms, is expected to commence over the period beginning in the Current Quarter through fiscal year 2015. Three of these aircraft started work under these contracts in the Current Quarter, ten aircraft are expected to commence work in fiscal year 2014 and seven aircraft are expected to commence work in fiscal year 2015.

The limited availability of some new aircraft models and the need throughout the industry to retire many of the older aircraft in the worldwide fleet is a driver for our industry. Currently manufacturers have some available aircraft; however, there are some constraints on supply of new large aircraft.

The management of our global aircraft fleet involves a careful evaluation of the expected demand for helicopter services across global energy markets, including the type of aircraft needed to meet this demand. As offshore oil and gas drilling and production globally moves to deeper water, more medium and large aircraft and newer technology aircraft may be required. As older aircraft models come off of current contracts and are replaced by new aircraft, our management evaluates our future needs for these aircraft models and ultimately the ability to recover our remaining investments in these aircraft through sales into the aftermarket. We depreciate our aircraft over their expected useful life to the expected salvage value to be received for the aircraft at the end of that life; however, depending on the market for aircraft or changes in the expected future use of aircraft within our fleet, we may record gains or losses on aircraft sales, impairment charges for aircraft operating or held for sale or accelerate depreciation on aircraft used in our operations. In certain instances where a cash return can be made on newer aircraft in excess of the expected return available through the provision of helicopter services, we may sell newer aircraft. The number of aircraft sales and the amount of gains and losses recorded on these sales is unpredictable. While aircraft sales are common in our business and are reflected in our operating results, gains and losses on aircraft sales may result in our operating results not reflecting the ordinary operating performance of our primary business, which is providing helicopter services to our clients. The gains and losses on aircraft sales are not included in the calculation of adjusted earnings per share or gross cash flows for purposes of calculating BVA.

Brazil continues to represent a significant part of our positive growth outlook. The discovery of pre-salt deepwater fields in Brazil along with the national mandate to significantly increase its production over the next five years will necessitate investment in infrastructure and associated services. The Petrobras five year plan, approved by their board, demands a helicopter fleet growth from 100 to 168 medium and large aircraft. During fiscal year 2012, Líder, our affiliate in Brazil, was awarded contracts for 14 medium aircraft. Seven aircraft commenced operations in fiscal year 2012 and the other seven will commence operations in fiscal year 2013. Aircraft being procured in this market tend to be newer and more sophisticated which is aligned with both Bristow Group’s “Client Promise” and Líder’s “Decolar” service differentiation programs. More recently, Líder was awarded five-year contracts by Petrobras for five large aircraft. One of these aircraft is leased to Líder by Bristow and began work in September 2012, and the remaining four aircraft are scheduled to commence work starting in late 2012 through April 2013. Continuing the fleet growth plan, Petrobras has recently released a new tender for multiple medium aircraft to start the second half of calendar year 2014.

Despite this growth, Líder’s operating results have been below our fiscal year 2013 expectations due to startup costs related to hiring of support and administrative personnel and training being incurred in preparation for these contract commencements. Líder is expected to perform better during the second half of fiscal year 2013 as new aircraft begin operating; however, currency fluctuations make it difficult to predict when the growth in this market will translate into higher equity earnings from our Líder investment. Earnings from unconsolidated affiliates, net of losses, on our condensed consolidated statements of income, is included in calculating adjusted net income and adjusted EBITDAR.

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

In early October 2012, we completed the acquisition of 40 newly issued Class B shares (“Class B Shares”) in the capital of Cougar Helicopters Inc. (“Cougar”), the largest offshore energy and search and rescue (“SAR”) helicopter service provider in Canada, and certain aircraft and facilities used by Cougar in its operations, for $250 million, of which $23.8 million had been previously paid for an aircraft and certain other advances, resulting in a net cash outlay of $226.2 million. Cougar’s operations are primarily focused on serving the offshore oil and gas industry off Canada’s Atlantic coast and in the Arctic. The operating assets purchased include eight Sikorsky S-92 large helicopters, inventory and helicopter passenger, maintenance and SAR facilities located in St. John’s, Newfoundland and Labrador and Halifax, Nova Scotia. The purchased aircraft and facilities are leased to Cougar on a long-term basis. The Class B Shares represent 25% of the voting power and 40% of the economic interests in Cougar. Additionally, the terms of the purchase agreement include a potential earn-out of $40 million payable over three years based on Cougar achieving certain agreed performance targets.

On Monday, October 22, 2012, an incident occurred with an EC225 Super Puma helicopter operated by another helicopter company, which resulted in a controlled ditching on the North Sea, south of the Shetland Isles, U.K. Following the ditching, all 19 passengers and crew were recovered safely and without injuries.

Related to this incident, the Civil Aviation Authority (“CAA”) in the U.K. issued a safety directive on October 25, 2012, requiring operators to suspend operations of the affected aircraft. As a result, we will not be flying a total of sixteen large Eurocopter aircraft until further notice: eleven EC225 helicopters in the U.K., three EC225 helicopters in Australia, one EC225 helicopter in Norway and one AS332L2 helicopter in Nigeria. Our other aircraft, including search and rescue (“SAR”) aircraft, continue to operate globally.

In order to minimize or eliminate the impact on our clients, we have increased utilization of other in-region aircraft and have implemented contingency plans designed to mobilize additional available aircraft, including entering into an agreement on November 7, 2012 to order ten Sikorsky S-92 large aircraft and obtain options for 16 Sikorsky S-92 large aircraft. An incident involving another operator and an EC225 helicopter in May 2012 that resulted in a similar directive did not have a material financial impact on our Company. However, we are unable to determine whether this incident on October 22 and the resulting actions taken by the CAA could have a material effect on our business, financial condition or results of operations at this time.

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

Results of Operations

The following table presents our operating results and other statement of income information for the applicable periods:

	Three Months Ended September 30,		Favorable
	2012	2011	(Unfavorable)
	(In thousands, except per share
	amounts, percentages and flight hours)
Gross Revenue:
Operating revenue	$325,951	$297,056	$28,895	9.7%
Reimbursable revenue	39,803	33,936	5,867	17.3%

Total gross revenue	365,754	330,992	34,762	10.5%

Operating expense:
Direct cost	224,495	203,635	(20,860)	(10.2)%
Reimbursable expense	38,634	32,770	(5,864)	(17.9)%
Impairment of inventories	—	24,610	24,610	100.0%
Depreciation and amortization	23,321	25,431	2,110	8.3%
General and administrative	37,708	29,303	(8,405)	(28.7)%

	324,158	315,749	(8,409)	(2.7)%

Loss on disposal of assets	(1,262)	(1,611)	349	*
Earnings from unconsolidated affiliates, net of losses	6,994	(4,037)	11,031	*

Operating income	47,328	9,595	37,733	*
Interest expense, net	(8,334)	(9,306)	972	10.4%
Other income (expense), net	(218)	727	(945)	*

Income before (provision) benefit for income taxes	38,776	1,016	37,760	*
(Provision) benefit for income taxes	(8,342)	1,945	(10,287)	*

Net income	30,434	2,961	27,473	*
Net income attributable to noncontrolling interests	(766)	(250)	(516)	(206.4)%

Net income attributable to Bristow Group	$29,668	$2,711	$26,957	*

Diluted earnings per common share	$0.82	$0.07	$0.75	*
Operating margin (1)	14.5%	3.2%	11.3%	*
Flight hours (2)	55,038	56,005	(967)	(1.7)%

Non-GAAP financial measures: (3)
Adjusted operating income	$46,274	$38,493	$7,781	20.2%
Adjusted operating margin (1)	14.2%	13.0%	1.2%	9.2%
Adjusted EBITDAR	$84,922	$71,235	$13,687	19.2%
Adjusted EBITDAR margin (1)	26.1%	24.0%	2.1%	8.8%
Adjusted net income	$29,153	$23,287	$5,866	25.2%
Adjusted diluted earnings per share	$0.80	$0.63	$0.17	27.0%

	Six Months Ended September 30,		Favorable
	2012	2011	(Unfavorable)
	(In thousands, except per share
	amounts, percentages and flight hours)
Gross Revenue:
Operating revenue	$646,605	$583,817	$62,788	10.8%
Reimbursable revenue	81,757	68,280	13,477	19.7%

Total gross revenue	728,362	652,097	76,265	11.7%

Operating expense:
Direct cost	447,263	400,257	(47,006)	(11.7)%
Reimbursable expense	78,806	65,904	(12,902)	(19.6)%
Impairment of inventories	—	24,610	24,610	100.0%
Depreciation and amortization	44,693	48,139	3,446	7.2%
General and administrative	72,685	68,948	(3,737)	(5.4)%

	643,447	607,858	(35,589)	(5.9)%

Loss on disposal of assets	(6,577)	(195)	(6,382)	*
Earnings from unconsolidated affiliates, net of losses	8,983	1,956	7,027	*

Operating income	87,321	46,000	41,321	89.8%
Interest expense, net	(17,020)	(18,090)	1,070	5.9%
Other income (expense), net	(1,149)	931	(2,080)	*

Income before provision for income taxes	69,152	28,841	40,311	139.8%
Provision for income taxes	(14,522)	(4,661)	(9,861)	(211.6)%

Net income	54,630	24,180	30,450	125.9%
Net income attributable to noncontrolling interests	(1,300)	(424)	(876)	(206.6)%

Net income attributable to Bristow Group	$53,330	$23,756	$29,574	124.5%

Diluted earnings per common share	$1.46	$0.65	$0.81	124.6%
Operating margin (1)	13.5%	7.9%	5.6%	70.9%
Flight hours (2)	110,166	110,061	105	0.1%

Non-GAAP financial measures: (3)
Adjusted operating income	$93,276	$73,482	$19,794	26.9%
Adjusted operating margin (1)	14.4%	12.6%	1.8%	14.3%
Adjusted EBITDAR	$168,727	$138,260	$30,467	22.0%
Adjusted EBITDAR margin (1)	26.1%	23.7%	2.4%	10.1%
Adjusted net income	$58,425	$43,227	$15,198	35.2%
Adjusted diluted earnings per share	$1.60	$1.18	$0.42	35.6%

*	percentage change not meaningful
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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Adjusted operating income	$46,274	$38,493	$93,276	$73,482
Loss on disposal of assets	(1,262)	(1,611)	(6,577)	(195)
Special items	2,316	(27,287)	622	(27,287)

Operating income	$47,328	$9,595	$87,321	$46,000

Adjusted EBITDAR	$84,922	$71,235	$168,727	$138,260
Loss on disposal of assets	(1,262)	(1,611)	(6,577)	(195)
Special items	2,316	(24,610)	622	(24,610)
Depreciation and amortization	(23,321)	(25,431)	(44,693)	(48,139)
Rent expense	(15,282)	(9,108)	(31,556)	(18,061)
Interest expense	(8,597)	(9,459)	(17,371)	(18,414)
(Provision) benefit for income taxes	(8,342)	1,945	(14,522)	(4,661)

Net income	$30,434	$2,961	$54,630	$24,180

Adjusted net income	$29,153	$23,287	$58,425	$43,227
Loss on disposal of assets (i)	(990)	(1,257)	(5,196)	(152)
Special items (i)	1,505	(19,319)	101	(19,319)

Net income attributable to Bristow Group	$29,668	$2,711	$53,330	$23,756

Adjusted diluted earnings per share	$0.80	$0.63	$1.60	$1.18
Loss on disposal of assets (i)	(0.03)	(0.03)	(0.14)	—
Special items (i)	0.04	(0.53)	—	(0.53)
Diluted earnings per share	0.82	0.07	1.46	0.65

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

The following presents business unit adjusted EBITDAR and adjusted EBITDAR margin discussed in “Business Unit Operating Results”, and consolidated adjusted EBITDAR and adjusted EBITDAR margin for the three and six months ended September 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands, except percentages)
Europe	$43,245	$35,690	$82,909	$71,390
West Africa	17,297	21,659	38,460	37,089
North America	11,767	9,848	23,967	16,115
Australia	10,766	4,397	21,091	12,678
Other International	14,169	6,708	25,715	23,332
Corporate and other	(12,322)	(7,067)	(23,415)	(22,344)

Consolidated adjusted EBITDAR	$84,922	$71,235	$168,727	$138,260

Europe	34.6%	31.4%	33.4%	32.2%
West Africa	26.5%	35.5%	29.2%	32.7%
North America	20.7%	20.6%	21.9%	17.6%
Australia	28.0%	14.4%	27.5%	17.8%
Other International	44.2%	19.1%	39.4%	33.5%
Consolidated adjusted EBITDAR margin	26.1%	24.0%	26.1%	23.7%

Current Quarter Compared to Comparable Quarter

Our results for the Current Quarter included a $34.8 million or 10.5% increase in gross revenue over the Comparable Quarter primarily resulting from:

•	Increased operating revenue from the addition of new contracts and improvements in overall flight activity in our Europe, West Africa, North America and Australia business units, and

•	Increased reimbursable revenue (primarily in Europe, West Africa and Australia), which was partially offset by:

•	Decreased revenue in our Other International business unit as a result of the end of short-term contracts and a decline in activity in certain markets, and

•	An unfavorable impact from changes in foreign currency exchange rates that decreased gross revenue by $6.6 million (primarily in Europe).

Operating income, net income and diluted earnings per share increased significantly over the Comparable Quarter primarily as a result of the year-over-year increase in operating revenue, an $11.0 million increase in earnings from unconsolidated affiliates and the inclusion of $27.3 million in non-cash impairment charges in the Comparable Quarter. The non-cash impairment charges consisted of the following:

•

A $24.6 million write-down of inventory spare parts to lower of cost or market in the Comparable Quarter as management had made the determination to operate certain types of aircraft for a shorter period than originally anticipated, and

•

An impairment charge of $2.7 million recorded in depreciation and amortization in the Comparable Quarter resulting from abandonment of certain assets located in Creole, Louisiana and used in our North America business unit as we ceased operations from that location.

The significant increase in earnings from unconsolidated affiliates relates primarily to improvement in earnings from our investment in Líder in Brazil, which increased from a loss of $6.6 million in the Comparable Quarter to a gain of $4.6 million in the Current Quarter. $7.4 million of this improvement resulted from the impact of foreign currency exchange rate changes as the value of the Brazilian real has fluctuated significantly relative to the U.S. dollar, from an average of 0.6170 Brazilian real to U.S. dollar in the Comparable Quarter to 0.4941 Brazilian real to U.S. dollar in the Current Quarter. Additionally, earnings from unconsolidated affiliates were increased by $2.3 million in the Current Quarter as a result of the correction of a calculation error related to foreign currency derivative transactions impacting our earnings from Líder.

The year-over-year improvement in operating income, net income and diluted earnings per share was partially offset by the following:

•	An $8.4 million increase in general and administrative expense, primarily resulting from an increase in incentive compensation as a result of our stock price out-performing our peers,

•

A $2.6 million allowance for doubtful accounts recorded for accounts receivable due from ATP Oil and Gas Corporation (“ATP”), a client in the U.S. Gulf of Mexico, that is no longer considered probable of collection due to their filing for bankruptcy, and

•

Increased rent expense resulting from increased leasing of aircraft under operating leases as discussed under “– Executive Overview – Our Strategy – Capital Allocation Strategy” included elsewhere in this Quarterly Report.

The correction of the calculation error related to Líder has been identified as a special item for the Current Quarter and the non-cash impairment charges related to inventory spare parts and the abandonment of assets at the Creole, Louisiana location discussed above have been identified as special items for the Comparable Quarter as they are not considered by management to be part of our normal and recurring operations when assessing and measuring the operational and financial performance of the organization. The impact of these items on our adjusted operating income, adjusted EBITDAR, adjusted net income and adjusted diluted earnings per share is as follows:

	Three Months Ended September 30, 2012
	Adjusted Operating Income	Adjusted EBITDAR	Adjusted Net Income	Adjusted Diluted Earnings Per Share
	(In thousands, except per share amounts)
Líder error	$(2,316)	$(2,316)	$(1,505)	$(0.04)

Total special items	$(2,316)	$(2,316)	$(1,505)	(0.04)

	Three Months Ended September 30, 2011
	Adjusted Operating Income	Adjusted EBITDAR	Adjusted Net Income	Adjusted Diluted Earnings Per Share
	(In thousands, except per share amounts)
Impairment of inventories	$24,610	$24,610	$17,579	$0.48
Impairment of assets in Creole, Louisiana	2,677	—	1,740	0.05

Total special items	$27,287	$24,610	$19,319	0.53

After adjusting for the loss on disposal of assets and the special items in the Current Quarter and Comparable Quarter, we saw an improvement in the financial measures used by management to assess and measure our financial performance, including a 19.2% improvement in adjusted EBITDAR, an improvement in adjusted EBITDAR margin from 24.0% to 26.1%, a 25.2% improvement in adjusted net income and a 27.0% improvement in adjusted diluted earnings per share. This improvement was driven by strong revenue performance and the increase in earnings from unconsolidated affiliates (excluding the calculation error) in the Current Quarter, partially offset by the increases in general and administrative expense, the allowance for doubtful accounts and rent expense discussed above.

Current Period Compared to Comparable Period

Our results for the Current Period included a $76.3 million, or 11.7%, increase in gross revenue over the Comparable Period primarily resulting from:

•	Increased operating revenue from the addition of new contracts and improvements in overall flight activity in our Europe, West Africa, North America and Australia business units, and

•	Increased reimbursable revenue (primarily in Europe, West Africa and Australia), which was partially offset by:

•	Decreased revenue in our Other International business unit as a result of the end of short-term contracts and a decline in activity in certain markets, and

•	An unfavorable impact from changes in foreign currency rates that decreased gross revenue by $15.4 million (primarily in Europe and Australia).

Operating income, net income and diluted earnings per share increased significantly over the Comparable Period primarily as a result of the year-over-year increase in operating revenue, a $7.0 million increase in earnings from unconsolidated affiliates and the inclusion of $27.3 million in non-cash impairment charges in the in the Comparable Period. See discussion of these non-cash impairment charges under “– Current Quarter Compared to Comparable Quarter.”

The significant increase in earnings from unconsolidated affiliates relates primarily to an improvement in earnings from our investment in Líder in Brazil, which increased from a loss of $3.9 million in the Comparable Period to a gain of $4.6 million in the Current Period. $3.1 million of this improvement resulted from the impact of foreign currency exchange rate changes as the value of the Brazilian real has fluctuated significantly relative to the U.S. dollar, from an average of 0.6222 Brazilian real to U.S. dollar in the Comparable Period to 0.5033 Brazilian real to U.S. dollar in the Current Period. Additionally, earnings from unconsolidated affiliates were increased by $2.8 million in the Current Period as a result of the correction of a calculation error related to foreign currency derivative transactions impacting our earnings from Líder.

The year-over-year improvement in operating income, net income and diluted earnings per share was partially offset by the following:

•	An increase in the loss on asset disposals from $0.2 million in the Comparable Period to $6.6 million in the Current Period,

•	A $3.7 million increase in general and administrative expense, primarily resulting from an increase in incentive compensation as a result of our stock price out-performing our peers,

•

A $2.6 million allowance for doubtful accounts recorded for accounts receivable due from ATP, a client in the U.S. Gulf of Mexico, that is no longer considered probable of collection due to their filing for bankruptcy,

•	Severance costs of $2.2 million recorded in the Current Period related to termination of a contract in the Southern North Sea, and

•

Increased rent expense resulting from increased leasing of aircraft under operating leases as discussed under “– Executive Overview – Our Strategy – Capital Allocation Strategy” included elsewhere in this Quarterly Report.

The correction of the calculation error related to Líder and the severance costs in the Southern North Sea have been identified as special items for the Current Period and the non-cash impairment charges related to inventory spare parts and the abandonment of assets at the Creole, Louisiana location discussed above have been identified as special items for the Comparable Period as they are not considered by management to be part of our normal and recurring operations when assessing and measuring the operational and financial performance of the organization. The impact of these items on our adjusted operating income, adjusted EBITDAR, adjusted net income and adjusted diluted earnings per share is as follows:

	Six Months Ended September 30, 2012
	Adjusted Operating Income	Adjusted EBITDAR	Adjusted Net Income	Adjusted Diluted Earnings Per Share
	(In thousands, except per share amounts)
Líder correction	$(2,784)	$(2,784)	$(1,809)	$(0.05)
Severance costs for termination of a contract	2,162	2,162	1,708	0.05

Total special items	$(622)	$(622)	$(101)	—

	Six Months Ended September 30, 2011
	Adjusted Operating Income	Adjusted EBITDAR	Adjusted Net Income	Adjusted Diluted Earnings Per Share
	(In thousands, except per share amounts)
Impairment of inventories	$24,610	$24,610	$17,579	$0.48
Impairment of assets in Creole, Louisiana	2,677	—	1,740	0.05

Total special items	$27,287	$24,610	$19,319	0.53

After adjusting for the loss on disposal of assets and the special items, we saw improvement in the financial measures used by management to assess and measure the financial performance of the organization, including a 22.0% improvement in adjusted EBITDAR, an improvement in adjusted EBITDAR margin from 23.7% to 26.1%, a 35.2% improvement in adjusted net income and a 35.6% improvement in adjusted diluted earnings per share. This improvement was driven by strong revenue performance and the increase in earnings from unconsolidated affiliates (excluding the calculation error) in the Current Period, partially offset by the increases in general and administrative expense, the allowance for doubtful accounts and rent expense discussed above.

Business Unit Operating Results

The following tables set forth certain operating information for the business units comprising our Helicopter Services segment. Intercompany lease revenue and expense are eliminated from our segment reporting, and depreciation expense of aircraft is presented in the segment that operates the aircraft.

Current Quarter Compared to Comparable Quarter

Set forth below is a discussion of the operations of our business units. Our consolidated results are discussed under “Results of Operations” above.

Europe

	Three Months Ended
	September 30,		Favorable
	2012	2011	(Unfavorable)
	(In thousands, except percentages)
Operating revenue	$124,993	$113,702	$11,291	9.9%
Reimbursable revenue	$29,120	$26,519	$2,601	9.8%
Earnings from unconsolidated affiliates, net of losses	$2,368	$2,466	$(98)	(4.0)%
Operating income	$27,008	$23,586	$3,422	14.5%
Operating margin	21.6%	20.7%	0.9%	4.3%
Adjusted EBITDAR	$43,245	$35,690	$7,555	21.2%
Adjusted EBITDAR margin	34.6%	31.4%	3.2%	10.2%

The operations of our Europe business unit have expanded since the Comparable Quarter with the addition of five large aircraft. These new aircraft, as well as an overall increase in activity with existing clients and under new contracts primarily in the Northern North Sea in the U.K. and in Norway, were the primary contributors to the revenue growth in Europe in the Current Quarter. Additionally, gross revenue was positively impacted by an increase in reimbursable revenue. These increases were partially offset by the impact of changes in exchange rates that decreased gross revenue by $5.2 million.

Driven by the revenue growth in the Current Quarter, operating income and margin increased despite a $3.4 million increase in rent expense primarily resulting from the execution of operating leases for four large aircraft in this market in late fiscal year 2012 (one of which was delivered in the Current Quarter).

Adjusted EBITDAR and adjusted EBITDAR margin improved by 21.2% and 10.2%, respectively, in the Current Quarter compared to the Comparable Quarter. Adjusted EBITDAR excludes the impact of the increase in the number of aircraft on lease in the Current Quarter and reflects the overall growth in this business unit in terms of new contracts, increased pricing and utilization.

For discussion of eleven EC225 Super Puma helicopters operating in the U.K. and one EC225 Super Puma operating in Norway, see “Executive Overview – Market Outlook” discussed elsewhere in this Quarterly Report.

West Africa

	Three Months Ended
	September 30,		Favorable
	2012	2011	(Unfavorable)
	(In thousands, except percentages)
Operating revenue	$65,273	$61,076	$4,197	6.9%
Reimbursable revenue	$2,944	$2,965	$(21)	(0.7)%
Operating income	$13,430	$16,120	$(2,690)	(16.7)%
Operating margin	20.6%	26.4%	(5.8)%	(22.0)%
Adjusted EBITDAR	$17,297	$21,659	$(4,362)	(20.1)%
Adjusted EBITDAR margin	26.5%	35.5%	(9.0)%	(25.4)%

The increase in operating revenue for West Africa in the Current Quarter is due to increased ad hoc flying in addition to flying under new contracts. Additionally, gross revenue was positively impacted by an increase in reimbursable revenue.

Despite the increase in revenue, operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin declined in the Current Quarter due to an increase in salaries, maintenance, freight, training and travel expenses. Maintenance expense increased primarily due to aircraft undergoing major maintenance during the Current Quarter.

As previously discussed, we have seen recent changes in the West Africa market as a result of new competitors entering this market. Additionally, increasingly active trade unions, changing regulations and the changing political environment have made and are expected to continue to make our operating results from Nigeria unpredictable.

For discussion of one AS332L2 Super Puma helicopter operating in Nigeria, see “Executive Overview – Market Outlook” discussed elsewhere in this Quarterly Report.

North America

	Three Months Ended
	September 30,		Favorable
	2012	2011	(Unfavorable)
	(In thousands, except percentages)
Operating revenue	$56,982	$47,860	$9,122	19.1%
Reimbursable revenue	$393	$397	$(4)	(1.0)%
Operating income	$6,130	$2,571	$3,559	138.4%
Operating margin	10.8%	5.4%	5.4%	100.0%
Adjusted EBITDAR	$11,767	$9,848	$1,919	19.5%
Adjusted EBITDAR margin	20.7%	20.6%	0.1%	0.5%

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

During the Current Quarter, we recorded a bad debt allowance of $2.6 million for accounts receivable from ATP that are no longer considered probable of collection due to their filing for bankruptcy. Excluding this allowance, operating margin and EBITDAR margin for the Current Quarter would have been 15.4% and 25.3%, respectively.

During the Comparable Quarter, we recorded an impairment charge of $2.7 million resulting from the abandonment of certain assets located in Creole, Louisiana and used in our U.S. Gulf of Mexico operations as we ceased operations from that location. This impairment charge is included in depreciation and amortization expense on the condensed consolidated statements of income. Excluding this impairment charge, operating margin for the Comparable Quarter would have been 11.0%.

The revenue increase, combined with success by our management team in containing costs in this market, translated into a continuation of improvement in operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin in the Current Quarter. Adjusted EBITDAR and adjusted EBITDAR margin excludes the impact of the impairment charge in the Comparable Quarter as this was designated a special item for reporting purposes.

In early October 2012, we expanded our business operations into Canada by acquiring the Class B Shares of Cougar and aircraft and certain other assets operated by Cougar. For further discussion of our investment in Cougar, see “Executive Overview – Market Outlook” discussed elsewhere in this Quarterly Report.

Australia

	Three Months Ended
	September 30,		Favorable
	2012	2011	(Unfavorable)
	(In thousands, except percentages)
Operating revenue	$38,448	$30,469	$7,979	26.2%
Reimbursable revenue	$6,391	$2,971	$3,420	115.1%
Operating income	$6,829	$576	$6,253	*
Operating margin	17.8%	1.9%	15.9%	*
Adjusted EBITDAR	$10,766	$4,397	$6,369	144.8%
Adjusted EBITDAR margin	28.0%	14.4%	13.6%	94.4%

*	percentage change not meaningful

Operating revenue for Australia increased following a 24% increase in flight activity resulting from the addition of new contracts and an increase in ad hoc work. Additionally, reimbursable revenue increased significantly in the Current Quarter.

Operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin improved significantly mostly due to the increase in revenue while operating expense increases were controlled. In the Comparable Quarter, we incurred costs, including salaries and benefits, depreciation, insurance and lease costs for contracts that started during the second half of fiscal year 2012, primarily in the fourth quarter.

In July 2012, INPEX Corporation (“INPEX”) awarded Bristow a ten-year contract for up to six EC225 large helicopters to support drilling, development and production operations on the Ichthys Project. INPEX also has an option to add a long-term search and rescue aircraft. This new contract is scheduled to begin in fiscal year 2014 and reinforces our long term commitment to the Australian market.

For discussion of three EC225 Super Puma helicopters operating in Australia, see “Executive Overview – Market Outlook” discussed elsewhere in this Quarterly Report.

Other International

	Three Months Ended
	September 30,		Favorable
	2012	2011	(Unfavorable)
	(In thousands, except percentages)
Operating revenue	$32,085	$35,191	$(3,106)	(8.8)%
Reimbursable revenue	$54	$956	$(902)	(94.4)%
Earnings from unconsolidated affiliates, net of losses	$4,626	$(6,510)	$11,136	171.1%
Operating income	$10,354	$2,089	$8,265	*
Operating margin	32.3%	5.9%	26.4%	*
Adjusted EBITDAR	$14,169	$6,708	$7,461	111.2%
Adjusted EBITDAR margin	44.2%	19.1%	25.1%	131.4%

*	percentage change not meaningful

Operating revenue for Other International decreased due to the end of short-term contracts in Suriname and the Baltic Sea and a decline in aircraft on contract in Malaysia, partially offset by increased activity in Russia.

Operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin increased primarily due to an increase in earnings from unconsolidated affiliates, net of losses.

Earnings from unconsolidated affiliates, net of losses increased primarily due to an increase in earnings from our investment in Líder from a loss of $6.6 million during the Comparable Quarter compared to earnings of $4.6 million in the Current Quarter. See further discussion of our investment in Líder in “Executive Overview – Market Outlook” and “– Current Quarter Compared to Comparable Quarter” discussed elsewhere in this Quarterly Report.

Corporate and Other

	Three Months Ended
	September 30,		Favorable
	2012	2011	(Unfavorable)
	(In thousands, except percentages)
Operating revenue	$8,817	$9,435	$(618)	(6.6)%
Reimbursable revenue	$901	$128	$773	*
Operating loss	$(15,161)	$(33,736)	$18,575	55.1%
Adjusted EBITDAR	$(12,322)	$(7,067)	$(5,255)	(74.4)%

*	percentage change not meaningful

Corporate and other includes our Bristow Academy business unit, technical services business and corporate costs that have not been allocated out to other business units.

Operating revenue decreased primarily due to a decrease in revenue at Bristow Academy of $0.7 million as a result of a decrease in military training, partially offset by an increase in technical services revenue due to the timing of part sales.

Corporate operating expense primarily represents costs of our corporate office and other general and administrative costs not allocated to our business units. The operating loss in the Comparable Quarter also includes a $24.6 million write-down of inventory spare parts to lower of cost or market as management made the determination to operate certain types of aircraft for a shorter period than originally anticipated. Partially offsetting this decrease in operating loss was an increase in salaries and incentive compensation during the Current Quarter. During the Current Quarter, our stock price performance significantly improved, resulting in an additional $2.9 million of expense recorded related to our performance cash compensation plan for senior management in the Current Quarter compared to a reduction in expense of $0.4 million recorded in the Comparable Quarter.

Interest Expense, Net

	Three Months Ended
	September 30,		Favorable
	2012	2011	(Unfavorable)
	(In thousands, except percentages)
Interest income	$263	$153	$110	71.9%
Interest expense	(8,872)	(9,430)	558	5.9%
Amortization of debt discount	(902)	(844)	(58)	(6.9)%
Amortization of debt fees	(440)	(425)	(15)	(3.5)%
Capitalized interest	1,617	1,240	377	30.4%

Interest expense, net	$(8,334)	$(9,306)	$972	10.4%

Interest expense, net decreased in the Current Quarter due primarily to a reduction in debt outstanding and increased capitalized interest resulting from a higher average construction in process balance.

Other Income (Expense), Net

	Three Months Ended
	September 30,		Favorable
	2012	2011	(Unfavorable)
	(In thousands, except percentages)
Foreign currency gains (losses)	$(218)	$(35)	$(183)	*
Other	—	762	(762)	(100.0)%

Other income (expense), net	$(218)	$727	$(945)	*

*	percentage change not meaningful

Other income (expense), net decreased primarily due to a number of small income items that occurred in the Comparable Quarter while the Current Quarter included only a small loss related to changes in foreign currency exchange rates.

Taxes

	Three Months Ended
	September 30,		Favorable
	2012	2011	(Unfavorable)
	(In thousands, except percentages)
Effective tax rate	21.5%	(191.3)%	(212.8)%	*
Net foreign tax on non-U.S. earnings	$4,094	$2,008	$(2,086)	*
Benefit of foreign earnings indefinitely reinvested abroad	(9,590)	(393)	9,197	*
Change in valuation allowance for contingency	31	856	825	*

*	percentage change not meaningful

Our effective tax rate for the Current Quarter and Comparable Quarter were reduced by the permanent investment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits. Our effective tax rate for the Current Quarter includes a benefit due to revaluation of our deferred taxes as a result of the enactment of tax rate reductions in the U.K. effective April 1, 2012 and 2013. This revaluation benefit was offset by income tax expense related to other discrete items for the Current Quarter. Our effective tax rate for the Comparable Quarter includes a benefit due to revaluation of our deferred taxes as a result of the enactment of a tax rate reduction in the U.K. effective April 1, 2012. The revaluation benefit, net of other discrete items, eliminated any need to provide additional tax expense for the Comparable Quarter.

Current Period Compared to Comparable Period

Set forth below is a discussion of the operations of our business units. Our consolidated results are discussed under “Results of Operations” above.

Europe

	Six Months Ended
	September 30,		Favorable
	2012	2011	(Unfavorable)
	(In thousands, except percentages)
Operating revenue	$248,228	$221,990	$26,238	11.8%
Reimbursable revenue	$59,905	$52,769	$7,136	13.5%
Earnings from unconsolidated affiliates, net of losses	$4,374	$5,324	$(950)	(17.8)%
Operating income	$48,884	$46,835	$2,049	4.4%
Operating margin	19.7%	21.1%	(1.4)%	(6.6)%
Adjusted EBITDAR	$82,909	$71,390	$11,519	16.1%
Adjusted EBITDAR margin	33.4%	32.2%	1.2%	3.7%

The operations of our Europe business unit have expanded since the Comparable Period with the addition of five large aircraft. These new aircraft, as well as an overall increase in activity with existing clients and under new contracts primarily in the Northern North Sea in the U.K. and in Norway, were the primary contributors to the revenue growth in Europe in the Current Period. Additionally, gross revenue was positively impacted by an increase in reimbursable revenue. These increases were partially offset by the impact of changes in exchange rates that decreased gross revenue by $11.5 million.

Despite the revenue growth in the Current Period, operating margin decreased due to a $7.5 million increase in rent expense primarily resulting from the execution of operating leases for three large aircraft in this market in late fiscal year 2012, the incurrence of $2.2 million in severance costs related to the termination of a contract in the Southern North Sea, and a decrease of $1.0 million in earnings from our unconsolidated affiliate resulting from a reduction in activity.

Adjusted EBITDAR improved by $11.5 million, or 16.1%, in the Current Period and adjusted EBITDAR margin was mostly flat compared with the Comparable Period. Adjusted EBITDAR excludes the impact of the increase in the number of aircraft on lease and severance costs incurred in the Current Period, and reflects the overall growth in this business unit in terms of new contracts, increased pricing and utilization.

For discussion of eleven EC225 Super Puma helicopters operating in the U.K. and one EC225 Super Puma operating in Norway, see “Executive Overview – Market Outlook” discussed elsewhere in this Quarterly Report.

West Africa

	Six Months Ended
	September 30,		Favorable
	2012	2011	(Unfavorable)
	(In thousands, except percentages)
Operating revenue	$131,628	$113,327	$18,301	16.1%
Reimbursable revenue	$7,043	$5,221	$1,822	34.9%
Operating income	$29,561	$27,351	$2,210	8.1%
Operating margin	22.5%	24.1%	(1.6)%	(6.6)%
Adjusted EBITDAR	$38,460	$37,089	$1,371	3.7%
Adjusted EBITDAR margin	29.2%	32.7%	(3.5)%	(10.7)%

We continued to experience strong levels of activity in the Current Period in West Africa with a 6% increase in flight hours over the Comparable Period. The increase in flight hours from new contract and ad hoc work, when combined with increased pricing under existing contracts, resulted in the increase in operating revenue for West Africa in the Current Period. Additionally, gross revenue was positively impacted by an increase in reimbursable revenue.

The revenue increase translated into improvements in operating income and adjusted EBITDAR in the Current Period while operating margin and adjusted EBITDAR margin declined due a higher level of salary costs and maintenance expense. Maintenance expense increased primarily due to aircraft undergoing major maintenance during the Current Period.

For discussion of additional matters related to operations in West Africa, see “— Current Quarter Compared to Comparable Quarter – West Africa” included elsewhere in this Quarterly Report.

North America

	Six Months Ended
	September 30,		Favorable
	2012	2011	(Unfavorable)
	(In thousands, except percentages)
Operating revenue	$109,607	$91,773	$17,834	19.4%
Reimbursable revenue	$674	$726	$(52)	(7.2)%
Operating income	$12,605	$4,155	$8,450	203.4%
Operating margin	11.5%	4.5%	7.0%	155.6%
Adjusted EBITDAR	$23,967	$16,115	$7,852	48.7%
Adjusted EBITDAR margin	21.9%	17.6%	4.3%	24.4%

We added two new large and one new medium aircraft to our operations in the U.S. Gulf of Mexico since the Comparable Period. This shift toward larger, more profitable aircraft, as well as increased pricing, led to the increase in operating revenue in the Current Period despite no significant change in overall flight hours. Operating revenue was also positively impacted by the continuing gradual recovery from the impact of permitting delays from new regulations in the U.S. Gulf of Mexico.

During the Current Period, we recorded a bad debt allowance of $2.6 million for accounts receivable from ATP that are no longer considered probable of collection due to their filing for bankruptcy. Excluding this allowance, operating margin and EBITDAR margin for the Current Quarter would have been 13.9% and 24.0%, respectively.

During the Comparable Period, we recorded an impairment charge of $2.7 million resulting from the abandonment of certain assets located in Creole, Louisiana and used in our U.S. Gulf of Mexico operations as we ceased operations from that location. This impairment charge is included in depreciation and amortization expense on the condensed consolidated statements of income. Excluding this impairment charge, operating margin for the Comparable Period would have been 7.4%.

The revenue increase, combined with success by our management team in containing costs in this market, translated into significant improvements in operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin in the Current Period. Adjusted EBITDAR and adjusted EBITDAR margin excludes the impact of the impairment charge in the Comparable Period as this was designated a special item.

For discussion of additional matters related to operations in North America, see “— Current Quarter Compared to Comparable Quarter – North America” included elsewhere in this Quarterly Report.

Australia

	Six Months Ended
	September 30,		Favorable
	2012	2011	(Unfavorable)
	(In thousands, except percentages)
Operating revenue	$76,619	$71,389	$5,230	7.3%
Reimbursable revenue	$12,722	$7,464	$5,258	70.4%
Operating income	$13,338	$5,100	$8,238	161.5%
Operating margin	17.4%	7.1%	10.3%	145.1%
Adjusted EBITDAR	$21,091	$12,678	$8,413	66.4%
Adjusted EBITDAR margin	27.5%	17.8%	9.7%	54.5%

Operating revenue for Australia increased primarily due to the addition of new contracts and increase in ad hoc work. Additionally, reimbursable revenue increased in the Current Period.

Operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin improved significantly mostly due to the increase in revenue while operating expense remained mostly flat. In the Comparable Period, we were incurring costs, including salaries and benefits, depreciation, insurance and lease costs for contracts that started during the second half of fiscal year 2012, primarily in the fourth quarter.

For discussion of additional matters related to operations in Australia, see “ — Current Quarter Compared to Comparable Quarter – Australia” included elsewhere in this Quarterly Report.

Other International

	Six Months Ended
	September 30,		Favorable
	2012	2011	(Unfavorable)
	(In thousands, except percentages)
Operating revenue	$65,312	$69,740	$(4,428)	(6.3)%
Reimbursable revenue	$302	$1,874	$(1,572)	(83.9)%
Earnings from unconsolidated affiliates, net of losses	$4,609	$(3,375)	$7,984	236.6%
Operating income	$17,741	$13,999	$3,742	26.7%
Operating margin	27.2%	20.1%	7.1%	35.3%
Adjusted EBITDAR	$25,715	$23,332	$2,383	10.2%
Adjusted EBITDAR margin	39.4%	33.5%	5.9%	17.6%

Operating revenue for Other International decreased due to the end of short-term contracts in Ghana and the Baltic Sea and a decline in aircraft on contract in Mexico, partially offset by increased activity in Trinidad, Russia and Malaysia.

Operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin increased primarily due to an increase in earnings from unconsolidated affiliates, net of losses, and increased activity in Brazil, Malaysia and Russia, partially offset by an increase in operating costs in Trinidad, a reduction in activity in Mexico and the end a of short-term contract in the Baltic Sea.

Earnings from unconsolidated affiliates, net of losses increased primarily due to an increase in earnings from our investment in Líder from a loss of $3.9 million during the Comparable Period compared to earnings of $4.6 million in the Current Period. See further discussion of our investment in Líder in “Executive Overview – Market Outlook” and “– Current Period Compared to Comparable Period” discussed elsewhere in this Quarterly Report.

Corporate and Other

	Six Months Ended
	September 30,		Favorable
	2012	2011	(Unfavorable)
	(In thousands, except percentages)
Operating revenue	$16,237	$16,282	$(45)	(0.3)%
Reimbursable revenue	$1,111	$226	$885	*
Operating loss	$(28,231)	$(51,245)	$23,014	44.9%
Adjusted EBITDAR	$(23,415)	$(22,344)	$(1,071)	(4.8)%

*	percentage change not meaningful

Corporate and other includes our Bristow Academy business unit, technical services business and corporate costs that have not been allocated out to other business units.

Operating revenue increased primarily due to an increase in revenue at Bristow Academy of $0.5 million as a result of an increase in military training, partially offset by a decrease in technical services revenue due to the timing of part sales.

Corporate operating expense primarily represents costs of our corporate office and other general and administrative costs not allocated to our business units. The operating loss in the Comparable Period also includes a $24.6 million write-down of inventory spare parts to lower of cost or market as management made the determination to operate certain types of aircraft for a shorter period than originally anticipated.

Interest Expense, Net

	Six Months Ended
	September 30,		Favorable
	2012	2011	(Unfavorable)
	(In thousands, except percentages)
Interest income	$351	$324	$27	8.3%
Interest expense	(17,927)	(18,642)	715	3.8%
Amortization of debt discount	(1,772)	(1,666)	(106)	(6.4)%
Amortization of debt fees	(877)	(847)	(30)	(3.5)%
Capitalized interest	3,205	2,741	464	16.9%

Interest expense, net	$(17,020)	$(18,090)	$1,070	5.9%

Interest expense, net decreased primarily due to lower average borrowings on our Revolving Credit Facility in the Current Period and an increase in capitalized interest.

Other Income (Expense), Net

	Six Months Ended
	September 30,		Favorable
	2012	2011	(Unfavorable)
	(In thousands, except percentages)
Foreign currency gains (losses)	$(1,149)	$155	$(1,304)	*
Other	—	776	(776)	(100.0)%

Other income (expense), net	$(1,149)	$931	$(2,080)	*

*	percentage change not meaningful

Other income (expense), net decreased due to foreign currency losses in the Current Period versus foreign currency gains in the Comparable Period primarily resulting from fluctuations in the exchange rate between the U.S. dollar and British pound sterling.

Taxes

	Six Months Ended
	September 30,		Favorable
	2012	2011	(Unfavorable)
	(In thousands, except percentages)
Effective tax rate	21.0%	16.2%	(4.8)%	(29.6)%
Net foreign tax on non-U.S. earnings	$10,808	$4,612	$(6,196)	(134.3)%
Benefit of foreign earnings indefinitely reinvested abroad	(16,640)	(7,888)	8,752	*
Change in valuation allowance for contingency	(91)	1,548	1,639	105.9%

*	percentage change not meaningful

Our effective tax rate for the Current Period and Comparable Period were reduced by the permanent investment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits. Our effective tax rate for the Current Period includes a benefit due to revaluation of our deferred taxes as a result of the enactment of tax rate reductions in the U.K. effective April 1, 2012 and 2013. This revaluation benefit was offset by income tax expense related to other discrete items for the Current Period. Our effective tax rate for the Comparable Period includes a benefit due to revaluation of our deferred taxes as a result of the enactment of a tax rate reduction in the U.K. effective April 1, 2012. The revaluation benefit, net of other discrete items, eliminated any need to provide additional tax expense for the Comparable Period.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Net cash flows provided by operating activities totaled $134.9 million during the Current Period compared to $117.0 million during the Comparable Period. Changes in non-cash working capital generated $29.8 million and $15.1 million in cash flows from operating activities for the Current Period and Comparable Period, respectively.

Investing Activities

Cash flows used in investing activities were $24.2 million and $137.2 million for the Current Period and Comparable Period, respectively. Cash was used for capital expenditures as follows:

	Six Months Ended September 30,
	2012	2011
Number of aircraft delivered:
Large	3	5

Total aircraft	3	5

Capital expenditures (in thousands):
Aircraft and related equipment	$94,856	$141,870
Other	18,549	7,392

Total capital expenditures	$113,405	$149,262

In addition to these capital expenditures, investing cash flows were impacted by aircraft and joint venture sales. During the Current Period, we received proceeds of $46.0 million primarily from the sale or disposal of ten aircraft and certain other equipment and received $50.4 million for the sale of two aircraft which we subsequently leased back. During the Comparable Period, we received $12.0 million proceeds from the disposal of eight aircraft and certain other equipment.

Financing Activities

Cash flows used in financing activities was $30.3 million during the Current Period compared to cash flows generated from financing activity of $46.6 million during the Comparable Period. During the Current Period, cash was used for the repayment of debt totaling $24.3 million and payment of dividends on our Common Stock totaling $14.3 million and we received $7.9 million for Common Stock issued upon exercise of stock options. During the Comparable Period, we received $87.8 million from borrowings on our Revolving Credit Facility and $1.6 million for Common Stock issued upon exercise of stock options, and used $32.5 million for the repayment of debt and $0.3 million for the acquisition of RLR. Additionally, during the Comparable Period we paid a dividend on our Common Stock totaling $10.8 million.

Future Cash Requirements

Contractual Obligations, Commercial Commitments and Off Balance Sheet Arrangements

We have various contractual obligations which are recorded as liabilities on our condensed consolidated balance sheets. Other items, such as certain purchase commitments, interest payments and other executory contracts are not recognized as liabilities on our condensed consolidated balance sheets but are included in the table below. For example, we are contractually committed to make certain minimum lease payments for the use of property and equipment under operating lease agreements.

The following tables summarize our significant contractual obligations and other commercial commitments on an undiscounted basis as of September 30, 2012 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings. Additional details regarding these obligations are provided in Note 8 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2012 Annual Report and in Note 6 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Payments Due by Period
		Six Months Ending March 31, 2013	Fiscal Year Ending March 31,
	Total		2014 - 2015	2016 - 2017	2018 and beyond	Other
	(In thousands)
Contractual obligations:
Long-term debt and short-term borrowings:
Principal (1)	$745,000	$9,375	$50,000	$220,625	$465,000	$—
Interest	168,499	18,836	70,253	63,460	15,950	—
Aircraft operating leases (2)	196,033	20,265	78,474	61,433	35,861	—
Other operating leases (3)	83,324	4,625	16,169	12,890	49,640	—
Pension obligations (4)	175,662	5,111	56,002	42,586	71,963	—
Aircraft purchase obligations (5)	412,671	190,246	178,072	44,353	—	—
Other purchase obligations (6)	27,793	27,793	—	—	—	—
Tax reserve (7)	1,432	—	—	—	—	1,432

Total contractual cash obligations	$1,810,414	$276,251	$448,970	$445,347	$638,414	$1,432

Other commercial commitments:
Letters of credit	$2,171	$763	$—	$1,408	$—	$—
Other commitments (8)	46,000	—	46,000	—	—	—

Total commercial commitments	$48,171	$763	$46,000	$1,408	$—	$—

(1)	Excludes unamortized premium on the 7 1/2% Senior Notes of $0.3 million and unamortized discount on the 3% Convertible Senior Notes of $10.6 million.
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
(4)

Represents expected funding for pension benefits in future periods. These amounts are undiscounted and are based on the expectation that the U.K. and Norway pensions will be fully funded in approximately six and ten years, respectively. As of September 30, 2012, we had recorded on our balance sheet a $112.2 million pension liability associated with these obligations. The timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustees.

(5)

On November 7, 2012, we entered into an agreement to order ten Sikorsky S-92 large aircraft with delivery dates in fiscal years 2014 and 2015 and total commitments of approximately $275 million. For further details on our aircraft purchase obligations, see Note 6 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

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

Capital Commitments

We have commitments and options to make capital expenditures over the next five fiscal years to purchase additional aircraft, including aircraft associated with the commitments reflected in the table above. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order are expected to provide incremental fleet capacity in terms of revenue and operating margin. See Note 6 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for a detail of the number of aircraft under commitments and options expected to be delivered in the current and subsequent five fiscal years by aircraft size along with the related expenditures, and for a rollforward of aircraft commitments and options for the Current Quarter. Also in fiscal year 2013, we expect to invest approximately $55 million in various infrastructure enhancements, including aircraft facilities, training centers and technology. Through September 30, 2012, we had incurred $24.9 million towards these projects.

Financial Condition and Sources of Liquidity

We actively manage our liquidity through generation of cash from operations while assessing our funding needs on an ongoing basis. While we have generated significant cash from operations, our principal source of liquidity over the past several years has been financing cash flows. Accordingly, since the beginning of fiscal year 2007 through September 30, 2012, we raised $1.4 billion of debt and equity capital by means of both public and private financings. During this same period, we invested $2.0 billion on capital expenditures to grow our business. The significant factors that affect our overall liquidity include capital expenditure commitments, pension funding, operating leases, adequacy of bank lines of credit and our ability to attract long-term capital on satisfactory terms.

We expect that our cash on deposit as of September 30, 2012 of $348.3 million, cash flow from operations and proceeds from aircraft sales, as well as available borrowing capacity under our Revolving Credit Facility of $159.4 million as of September 30, 2012, resulting in total liquidity of $507.7 million, will be sufficient to satisfy our capital commitments, including our remaining aircraft purchase commitments of $412.7 million as of September 30, 2012. Additionally, subsequent to September 30, 2012 we raised $675 million through the offering of our 6  1/4% Senior Notes and proceeds from the 364-Day Credit Agreement and repaid $418.1 million of debt. For further discussion see Note 3 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report. While we plan to continue to be disciplined concerning future capital commitments, we also intend to continue managing our capital structure and liquidity position with external financings as needed. Our strategy will involve funding our short-term liquidity requirements with borrowings under our Revolving Credit Facility and funding our long-term financing needs, while maintaining a prudent capital structure, among the following alternatives: a) operating leases, b) bank debt, c) private and public debt and/or equity offerings and d) export credit agency-supported financings.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision of and with the participation of our management, including William E. Chiles, our Chief Executive Officer (“CEO”) and Jonathan E. Baliff, our Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2012. Based on that evaluation, our CEO and CFO concluded that such disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management as appropriate to allow for timely decisions regarding required disclosure under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes during the three and six months ended September 30, 2012 in our “Risk Factors” as discussed in the fiscal year 2012 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2012 – July 31, 2012	—	$—	—	$—
August 1, 2012 – August 31, 2012	500	44.39	—	—
September 1, 2012 – September 30, 2012	—	—	—	—

(1)

The total number of shares purchased in the period consists of shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted stock awards granted to employees under our Stock Incentive Plans.

(2)

On November 2, 2011, our board of directors authorized the expenditure of up to $100 million to repurchase shares of our Common Stock 12 months from that date. On December 15, 2011, we paid $25.1 million to purchase 526,895 shares of our Common Stock. On November 2, 2012, our board of directors extended the date to repurchase shares of our Common Stock by 12 months and increased the remaining repurchase amount to $100 million. The timing and method of any repurchases under the program will depend on a variety of factors, is subject to our results of operations, financial condition, cash requirements and other factors and restrictions under applicable law and our debt instruments, and may be suspended or discontinued at any time.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Exhibit

2.1	Share and Asset Purchase Agreement, dated as of August 31, 2012, by and among the Bristow Group, Inc., Kenlor Investments Ltd., VIH Aviation Group, Ltd., VIH Helicopters USA, Inc., CGSCH Enterprises Ltd., Cougar Aviation Ltd., Cougar Helicopters Inc., BHNA Holdings Inc., Bristow Canada Holdings Inc., Bristow Canadian Real Estate Company Inc., and Kenneth Norie (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 4, 2012).

10.1	Term Loan and Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2012).

10.2	Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 4, 2012).

10.3	Second Supplemental Indenture to the indenture dated as of June 13, 2007 (the “2007 Base Indenture”) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 4, 2012).

10.4	Second Supplemental Indenture to the indenture dated as of June 17, 2008 (the “2008 Base Indenture”) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 4, 2012).

10.5	Third Supplemental Indenture, dated as of October 12, 2012, to 2007 Base Indenture (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 12, 2012).

10.6	Third Supplemental Indenture, dated as of October 12, 2012, to 2008 Base Indenture (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 12, 2012).

10.7	Form of Unanimous Shareholder Agreement, by and among Bristow Group, Inc., Kenneth Norie, Cougar Helicopters Inc., and the other parties signatory thereto (incorporated by reference to Exhibit B to Exhibit 2.1).

15.1*	Letter from KPMG LLP dated November 7, 2012, regarding unaudited interim information.

31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.

31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant

32.1**	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOW GROUP INC.

By:	/s/ Jonathan E. Baliff
Jonathan E. Baliff
Senior Vice President and Chief Financial Officer

By:	/s/ Brian J. Allman
Brian J. Allman
Vice President, Chief Accounting Officer

November 7, 2012

Index to Exhibits.

Exhibit Number	Description of Exhibit

2.1	Share and Asset Purchase Agreement, dated as of August 31, 2012, by and among the Bristow Group, Inc., Kenlor Investments Ltd., VIH Aviation Group, Ltd., VIH Helicopters USA, Inc., CGSCH Enterprises Ltd., Cougar Aviation Ltd., Cougar Helicopters Inc., BHNA Holdings Inc., Bristow Canada Holdings Inc., Bristow Canadian Real Estate Company Inc., and Kenneth Norie (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 4, 2012).

10.1	Term Loan and Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2012).

10.2	Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 4, 2012).

10.3	Second Supplemental Indenture to the indenture dated as of June 13, 2007 (the “2007 Base Indenture”) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 4, 2012).

10.4	Second Supplemental Indenture to the indenture dated as of June 17, 2008 (the “2008 Base Indenture”) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 4, 2012).

10.5	Third Supplemental Indenture, dated as of October 12, 2012, to 2007 Base Indenture (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 12, 2012).

10.6	Third Supplemental Indenture, dated as of October 12, 2012, to 2008 Base Indenture (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 12, 2012).

10.7	Form of Unanimous Shareholder Agreement, by and among Bristow Group, Inc., Kenneth Norie, Cougar Helicopters Inc., and the other parties signatory thereto (incorporated by reference to Exhibit B to Exhibit 2.1).

15.1*	Letter from KPMG LLP dated November 7, 2012, regarding unaudited interim information.

31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.

31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant

32.1**	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.