Form 10-Q
period 2012-12-31
Bristow Group Inc
filed 2013-02-04
CIK 73887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Indicate the number shares outstanding of each of the issuer’s classes of Common Stock, as of February 1, 2013.

36,061,837 shares of Common Stock, $.01 par value

BRISTOW GROUP INC.

INDEX — FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
	(Unaudited) (In thousands, except per share amounts)
Gross revenue:
Operating revenue from non-affiliates	$326,481	$290,848	$960,993	$856,657
Operating revenue from affiliates	20,199	5,853	32,292	23,861
Reimbursable revenue from non-affiliates	41,657	34,557	123,330	102,531
Reimbursable revenue from affiliates	132	77	216	383

	388,469	331,335	1,116,831	983,432

Operating expense:
Direct cost	224,739	200,283	672,002	600,540
Reimbursable expense	39,434	33,258	118,240	99,162
Impairment of inventories	—	—	—	24,610
Depreciation and amortization	24,867	22,709	69,560	70,848
General and administrative	41,623	31,768	114,308	100,716

	330,663	288,018	974,110	895,876

Gain (loss) on disposal of assets	7,396	(2,865)	819	(3,060)
Earnings from unconsolidated affiliates, net of losses	8,918	3,101	17,901	5,057

Operating income	74,120	43,553	161,441	89,553

Interest income	134	129	485	453
Interest expense	(14,742)	(9,756)	(32,113)	(28,170)
Extinguishment of debt	(14,932)	—	(14,932)	—
Other income (expense), net	(106)	(323)	(1,255)	608

Income before provision for income taxes	44,474	33,603	113,626	62,444
Provision for income taxes	(7,788)	(7,118)	(22,310)	(11,779)

Net income	36,686	26,485	91,316	50,665
Net income attributable to noncontrolling interests	(294)	(953)	(1,594)	(1,377)

Net income attributable to Bristow Group	$36,392	$25,532	$89,722	$49,288

Earnings per common share:
Basic	$1.01	$0.71	$2.50	$1.36

Diluted	$1.00	$0.70	$2.45	$1.34

Cash dividends declared per common share	$0.20	$0.15	$0.60	$0.45

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
	(Unaudited)
	(In thousands)
Net income	$36,686	$26,485	$91,316	$50,665
Other comprehensive income (loss):
Currency translation adjustments	934	(472)	5,560	(11,832)
Unrealized gain on cash flow hedges, net of tax provision of zero and $0.9 million, respectively	—	—	—	(2,150)

Total comprehensive income	37,620	26,013	96,876	36,683
Total comprehensive income attributable to noncontrolling interests	(294)	(953)	(1,594)	(1,377)

Total comprehensive income attributable to Bristow Group	$37,326	$25,060	$95,282	$35,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	December 31, 2012	March 31, 2012
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$231,898	$261,550
Accounts receivable from non-affiliates	267,549	280,985
Accounts receivable from affiliates	7,206	5,235
Inventories	169,255	157,825
Assets held for sale	14,828	18,710
Prepaid expenses and other current assets	23,195	12,168

Total current assets	713,931	736,473
Investment in unconsolidated affiliates	267,225	205,100
Property and equipment – at cost:
Land and buildings	107,057	80,835
Aircraft and equipment	2,357,774	2,099,642

	2,464,831	2,180,477
Less – Accumulated depreciation and amortization	(480,393)	(457,702)

	1,984,438	1,722,775
Goodwill	29,826	29,644
Other assets	55,138	46,371

Total assets	$3,050,558	$2,740,363

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$62,864	$56,084
Accrued wages, benefits and related taxes	50,526	44,325
Income taxes payable	12,908	9,732
Other accrued taxes	7,818	5,486
Deferred revenue	19,581	14,576
Accrued maintenance and repairs	18,344	14,252
Accrued interest	6,435	2,300
Other accrued liabilities	27,123	23,005
Deferred taxes	12,173	15,070
Short-term borrowings and current maturities of long-term debt	130,313	14,375

Total current liabilities	348,085	199,205
Long-term debt, less current maturities	770,262	742,870
Accrued pension liabilities	115,721	111,742
Other liabilities and deferred credits	52,350	16,768
Deferred taxes	147,316	147,954
Commitments and contingencies (Note 6)
Stockholders’ investment:
Common stock, $.01 par value, authorized 90,000,000; outstanding: 36,041,503 as of December 31 and 35,755,317 as of March 31 (exclusive of 1,291,741 treasury shares)	366	363
Additional paid-in capital	724,805	703,628
Retained earnings	1,061,648	993,435
Accumulated other comprehensive loss	(153,679)	(159,239)
Treasury shares, at cost (551,604 and 526,895 shares, respectively)	(26,304)	(25,085)

Total Bristow Group Inc. stockholders’ investment	1,606,836	1,513,102
Noncontrolling interests	9,988	8,722

Total stockholders’ investment	1,616,824	1,521,824

Total liabilities and stockholders’ investment	$3,050,558	$2,740,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended December 31,
	2012	2011
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$91,316	$50,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,560	70,848
Deferred income taxes	(5,170)	(6,816)
Write-off of deferred financing fees	2,889	—
Discount amortization on long-term debt	2,663	2,507
(Gain) loss on disposal of assets	(819)	3,060
Impairment of inventories	—	24,610
Extinguishment of debt	14,932	—
Stock-based compensation	9,008	9,664
Equity in earnings from unconsolidated affiliates (in excess of) less than dividends received	(4,343)	7,716
Tax benefit related to stock-based compensation	(361)	(130)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	6,732	21,677
Inventories	(10,039)	6,921
Prepaid expenses and other assets	(8,038)	7,382
Accounts payable	2,554	(15,741)
Accrued liabilities	28,029	8,741
Other liabilities and deferred credits	3,810	2,838

Net cash provided by operating activities	202,723	193,942

Cash flows from investing activities:
Capital expenditures	(427,370)	(250,425)
Proceeds from asset dispositions	130,922	103,537
Investment in unconsolidated affiliate	(51,179)	—

Net cash used in investing activities	(347,627)	(146,888)

Cash flows from financing activities:
Proceeds from borrowings	675,000	159,993
Debt issuance costs	(10,345)	(871)
Repayment of debt and debt redemption premiums	(549,234)	(36,214)
Partial prepayment of put/call obligation	(48)	(47)
Acquisition of noncontrolling interests	—	(262)
Repurchase of common stock	(1,218)	(25,085)
Common stock dividends paid	(21,509)	(16,236)
Issuance of common stock	11,515	2,611
Tax benefit related to stock-based compensation	361	130

Net cash provided by financing activities	104,522	84,019
Effect of exchange rate changes on cash and cash equivalents	10,730	(2,526)

Net increase (decrease) in cash and cash equivalents	(29,652)	128,547
Cash and cash equivalents at beginning of period	261,550	116,361

Cash and cash equivalents at end of period	$231,898	$244,908

Supplemental disclosure of non-cash investing activities:
Cash paid during the period for:
Interest	$24,140	$22,518
Income taxes	$17,114	$15,845
Aircraft received for payment on accounts receivable	$8,300	$—
Contingent liability for investment in unconsolidated affiliate	$34,000	$—

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

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company as of December 31, 2012, the consolidated results of operations for the three and nine months ended December 31, 2012 and 2011, and the consolidated cash flows for the nine months ended December 31, 2012 and 2011.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Foreign Currency

See “Foreign Currency” in Note 1 to the fiscal year 2012 Financial Statements for a discussion of the related accounting policies. During the three and nine months ended December 31, 2012 and 2011, our primary foreign currency exposure was to the British pound sterling, the euro, the Australian dollar and the Nigerian naira. The value of these currencies has fluctuated relative to the U.S. dollar as indicated in the following table:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
One British pound sterling into U.S. dollars
High	1.63	1.61	1.63	1.66
Average	1.61	1.57	1.59	1.60
Low	1.58	1.54	1.53	1.53
At period-end	1.62	1.55	1.62	1.55
One euro into U.S. dollars
High	1.33	1.42	1.33	1.49
Average	1.30	1.35	1.28	1.40
Low	1.27	1.29	1.21	1.29
At period-end	1.32	1.29	1.32	1.29
One Australian dollar into U.S. dollars
High	1.05	1.07	1.06	1.10
Average	1.04	1.01	1.03	1.04
Low	1.02	0.94	0.97	0.94
At period-end	1.04	1.02	1.04	1.02
One Nigerian naira into U.S. dollars
High	0.0065	0.0065	0.0065	0.0068
Average	0.0064	0.0063	0.0064	0.0065
Low	0.0063	0.0061	0.0061	0.0061
At period-end	0.0064	0.0063	0.0064	0.0063

Source: Bank of England and Oanda.com

Other income (expense), net, in our condensed consolidated statements of income includes foreign currency transaction losses of $0.1 million and $0.4 million for the three months ended December 31, 2012 and 2011, respectively, and $1.2 million and $0.3 million for the nine months ended December 31, 2012 and 2011, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Our earnings from unconsolidated affiliates, net of losses, are also affected by the impact of changes in foreign currency exchange rates on the reported results of our unconsolidated affiliates. During the three months ended December 31, 2012 and 2011, earnings from unconsolidated affiliates, net of losses, were decreased by $0.8 million and $2.5 million, respectively, and during the nine months ended December 31, 2012 and 2011, earnings from unconsolidated affiliates, net of losses, were decreased by $4.5 million and $9.4 million, respectively, as a result of the impact of changes in foreign currency exchange rates on the results of our unconsolidated affiliates, primarily the impact of changes in the Brazilian real and U.S. dollar exchange rate on results for our affiliate in Brazil. The value of the Brazilian real has fluctuated relative to the U.S. dollar as indicated in the following table:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
One Brazilian real into U.S. dollars
High	0.4972	0.5930	0.5488	0.6511
Average	0.4865	0.5575	0.4977	0.6006
Low	0.4685	0.5304	0.4685	0.5304
At period-end	0.4885	0.5368	0.4885	0.5368

Source: Oanda.com

We estimate that the fluctuation of currencies versus the same period in the prior fiscal year had the following effect on our financial condition and results of operations discussed below (in thousands):

	Three Months Ended	Nine Months Ended
	December 31, 2012	December 31, 2012
Revenue	$2,885	$(12,514)
Operating expense	(1,960)	14,788
Earnings from unconsolidated affiliates, net of losses	1,789	4,900
Non-operating expense	422	(1,018)

Income before provision for income taxes	3,136	6,156
Provision for income taxes	(549)	(1,646)

Net income	2,587	4,510
Cumulative translation adjustment	934	5,560

Total stockholders’ investment	$3,521	$10,070

Extinguishment of Debt

Extinguishment of debt includes $14.9 million in redemption premium and fees as a result of the early redemption of the 7  1/2% Senior Notes due 2017 (“7  1/2% Senior Notes”) during the three and nine months ended December 31, 2012 as discussed in Note 3.

Accounts Receivable

As of December 31 and March 31, 2012, the allowance for doubtful accounts for non-affiliates was $4.2 million and $0.1 million, respectively. As of December 31 and March 31, 2012, there were no allowances for doubtful accounts related to accounts receivable due from affiliates. The allowance for doubtful accounts for non-affiliates was increased by $1.3 million and $3.9 million during the three and nine months ended December 31, 2012, respectively, related to amounts due from ATP Oil and Gas Corporation, a client in the U.S. Gulf of Mexico, that are no longer considered probable of collection due to its filing for bankruptcy. See “Summary of Significant Accounting Policies” in Note 1 to the fiscal year 2012 Financial Statements for further information related to our policies on accounts receivable.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Inventories

During the nine months ended December 31, 2011, we recorded an impairment charge of $24.6 million to write-down certain spare parts within inventories to lower of cost or market. This impairment charge resulted from the identification of $48.8 million of inventory that was dormant, obsolete or excess based on a review of our future inventory needs completed during the nine months ended December 31, 2011 and is included on a separate line within operating expense on the condensed consolidated statements of income. This inventory review was driven by changes made during the nine months ended December 31, 2011 to our future fleet strategy. The change in fleet strategy resulted from (1) a continued shift in demand to newer technology aircraft types, (2) the introduction of the Bristow Client Promise through which we began to position Bristow Group as the premium service provider of offshore transportation services and (3) the introduction of the new financial metric of Bristow Value Added. The change in demand to newer technology aircraft types accelerated over a period leading up to December 31, 2011 as a result of a renewed focus on safety and reliability across the offshore energy industry after the Macondo oil spill in the U.S. Gulf of Mexico. The change in fleet strategy resulted in the determination that we will operate certain older types of aircraft for a shorter period than originally anticipated and led to the global review of spare parts inventories supporting our fleet.

Additionally, during the nine months ended December 31, 2011, we sold inventory in Mexico for a loss of $1.0 million. This loss is recorded in loss on disposal of assets in the condensed consolidated statements of income.

Property and Equipment

During the nine months ended December 31, 2012, we recorded charges of $3.9 million to reduce the carrying value of nine aircraft held for sale. No charges to reduce the carrying value of aircraft held for sale were recorded during the three months ended December 31, 2012. During the three and nine months ended December 31, 2012, we reclassified two large aircraft previously classified as held for sale to aircraft and equipment as they were returned to operational status as a result of the issues associated with EC225 Super Puma helicopter discussed in Note 6 and reversed previously recorded impairment charges of $3.5 million. These charges and reversal of charges are included in gain (loss) on disposal of assets on the condensed consolidated statements of income. Additionally, we sold or disposed of 6 and 16 aircraft and other equipment for proceeds of $9.5 million and $55.5 million, resulting in net gains of $3.9 million and $1.3 million during the three and nine months ended December 31, 2012, respectively. Further, we sold or disposed of 7 and 15 aircraft and other equipment for proceeds of $11.1 million and $23.1 million, resulting in net (losses) gains of $(0.6) million and $1.7 million during the three and nine months ended December 31, 2011, respectively. During the nine months ended December 31, 2011, we recorded an impairment charge of $2.7 million resulting from the abandonment of certain assets located in Creole, Louisiana and used in our U.S. Gulf of Mexico operations as we ceased operations from that location. This impairment charge is included in depreciation and amortization expense on the condensed consolidated statements of income. Additionally, we recorded charges totaling $2.3 million and $2.7 million to reduce the carrying value of two and five aircraft held for sale during the three and nine months ended December 31, 2011, respectively. These charges are included in loss on disposal of assets on the condensed consolidated statements of income. Also, during the nine months ended December 31, 2011, we recorded a $1.1 million loss on the disposal of a fixed wing aircraft previously operating in Nigeria that was damaged in an incident upon landing. The aircraft was insured, but subject to self-insured retention and loss sensitive factors. The $1.1 million loss is included in loss on disposal of assets in the condensed consolidated statements of income.

Recent Accounting Pronouncement

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement that provided new guidance on the presentation of comprehensive income in financial statements. This pronouncement requires entities to present total comprehensive income either in a single, continuous statement of comprehensive income or in two, separate, but consecutive, statements. Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income. Under the two-statement approach, entities must report a statement of income and, immediately following, a statement of comprehensive income. Under either method, entities must display adjustments for items reclassified from other comprehensive income to net income in both net income and comprehensive income. In December 2011, the FASB deferred the effective date of the presentation of reclassifications of items out of accumulated

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

other comprehensive income. The remaining provisions for this pronouncement were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We adopted this pronouncement for our fiscal year beginning April 1, 2012 using the two-statement approach.

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

Variable Interest Entities

As of December 31, 2012, we had interests in three VIEs of which we are the primary beneficiary, which are described below, and had no interests in VIEs of which we are not the primary beneficiary. See Note 3 to the fiscal year 2012 Financial Statements for a description of other investments in significant affiliates.

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

In addition to our ownership of 49% of Bristow Aviation’s outstanding ordinary shares, in May 2004, we acquired eight million shares of deferred stock, essentially a subordinated class of stock with no voting rights, from Bristow Aviation for £1 per share ($14.4 million in total). We also have £91.0 million ($147.1 million) principal amount of subordinated unsecured loan stock (debt) of Bristow Aviation bearing interest at an annual rate of 13.5% and payable semi-annually. Payment of interest on such debt has been deferred since its incurrence in 1996. Deferred interest accrues at an annual rate of 13.5% and aggregated $1.1 billion as of December 31, 2012.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Furthermore, the call option provides a mechanism whereby the economic risk for the other investors is limited should the financial condition of Bristow Aviation deteriorate. The call option price is the nominal value of the ordinary shares held by the noncontrolling shareholders (£1.0 million as of December 31, 2012) plus an annual guaranteed rate of return less any prepayments of such call option price and any dividends paid on the shares concerned. We can elect to pre-pay the guaranteed return element of the call option price wholly or in part without exercising the call option. No dividends have been paid. We have accrued the annual return due to the other shareholders at a rate of sterling LIBOR plus 3% (prior to May 2004, the rate was fixed at 12%) by recognizing noncontrolling interest expense in our condensed consolidated statements of income, with a corresponding increase in noncontrolling interest on our condensed consolidated balance sheets. Prepayments of the guaranteed return element of the call option are reflected as a reduction in noncontrolling interest on our condensed consolidated balance sheets. The other investors have an option to put their shares in Bristow Aviation to us. The put option price is calculated in the same way as the call option price except that the guaranteed rate for the period to April 2004 was 10% per annum. If the put option is exercised, any pre-payments of the call option price are set off against the put option price.

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

	December 31, 2012	March 31, 2012
Assets
Cash and cash equivalents	$60,110	$31,978
Accounts receivable	234,723	274,853
Inventories	113,823	98,208
Prepaid expenses and other current assets	36,575	30,975

Total current assets	445,231	436,014
Investment in unconsolidated affiliates	9,674	12,370
Property and equipment, net	153,882	148,622
Goodwill	13,697	13,528
Other assets	17,281	11,529

Total assets	$639,765	$622,063

Liabilities
Accounts payable	$82,523	$109,967
Accrued liabilities	1,178,637	1,049,419
Deferred taxes	9,261	9,142

Total current liabilities	1,270,421	1,168,528
Long-term debt, less current maturities	147,129	154,217
Accrued pension liabilities	115,721	111,742
Other liabilities and deferred credits	1,210	719

Total liabilities	$1,534,481	$1,435,206

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Revenue	$300,397	$256,535	$864,133	$754,153
Operating income (loss)	26,408	12,131	34,799	(4,384)
Net loss	17,396	20,844	88,138	103,566

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Bristow Helicopters Nigeria Ltd. — Bristow Helicopters Nigeria Ltd. (“BHNL”) is a joint venture in Nigeria with local partners, in which we own a 40% interest. BHNL provides fixed wing and helicopter services to clients in Nigeria.

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

Pan African Airlines Nigeria Ltd. — Pan African Airlines Nigeria Ltd. (“PAAN”) is a joint venture in Nigeria with local partners, in which we currently own a 50.17% interest. PAAN provides helicopter services to clients in Nigeria.

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

Investments in Other Significant Affiliates

In early October 2012, we completed the acquisition of 40 newly issued Class B shares (“Class B Shares”) in the capital of Cougar Helicopters Inc. (“Cougar”), the largest offshore energy and search and rescue (“SAR”) helicopter service provider in Canada, and certain aircraft, facilities and inventory used by Cougar in its operations, for $250 million, of which $23.8 million had been previously paid for an aircraft and certain other advances, resulting in a net cash outlay of $226.2 million. Cougar’s operations are primarily focused on serving the offshore oil and gas industry off Canada’s Atlantic coast and in the Arctic. The operating assets purchased include eight Sikorsky S-92 large helicopters, inventory and helicopter passenger, maintenance and SAR facilities located in St. John’s, Newfoundland and Labrador and Halifax, Nova Scotia. The purchased aircraft and facilities are leased to Cougar on a long-term basis. The Class B Shares represent 25% of the voting power and 40% of the economic interests in Cougar. In addition to the $257.8 million initial cash consideration, which includes $7.8 million in transaction costs, the terms of the purchase agreement include a potential earn-out of $40 million payable over three years based on Cougar achieving certain agreed performance targets. The fair value of the earn-out is $34.0 million as of December 31, 2012 and is included in other liabilities and deferred credits on our condensed consolidated balance sheet. The investment in Cougar is accounted for under the equity method of accounting. As of December 31, 2012, the investment in Cougar was $61.0 million and is included on our condensed consolidated balance sheet in the investment in unconsolidated affiliates. Due to timing differences in our financial reporting requirements, we plan to record our share of Cougar’s financial results in earnings from unconsolidated affiliates on a three-month delay.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 3 — DEBT

Debt as of December 31 and March 31, 2012 consisted of the following (in thousands):

	December 31, 2012	March 31, 2012
6 1/4% Senior Notes due 2022	$450,000	$—
Term Loan	235,313	245,000
364-Day Credit Agreement	110,000	—
3% Convertible Senior Notes due 2038, including $9.7 million and $12.4 million of unamortized discount, respectively	105,262	102,599
7 1/2% Senior Notes due 2017, including zero and $0.3 million of unamortized premium, respectively	—	350,346
Revolving Credit Facility	—	59,300

Total debt	900,575	757,245
Less short-term borrowings and current maturities of long-term debt	(130,313)	(14,375)

Total long-term debt	$770,262	$742,870

The balances of the debt and equity components of the 3% Convertible Senior Notes due 2038 (“3% Convertible Senior Notes”) as of each period presented are as follows (in thousands):

	December 31, 2012	March 31, 2012
Equity component – net carrying value	$14,905	$14,905
Debt component:
Face amount due at maturity	$115,000	$115,000
Unamortized discount	(9,738)	(12,401)

Debt component – net carrying value	$105,262	$102,599

The remaining debt discount is being amortized into interest expense over the expected remaining life of the 3% Convertible Senior Notes to June 2015 using the effective interest rate. The effective interest rate for the three and nine months ended December 31, 2012 and 2011 was 6.9%. Interest expense related to our 3% Convertible Senior Notes for the three and nine months ended December 31, 2012 and 2011 was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Contractual coupon interest	$862	$862	$2,588	$2,588
Amortization of debt discount	891	841	2,663	2,507

Total interest expense	$1,753	$1,703	$5,251	$5,095

364-Day Term Loan Credit Facility – On October 1, 2012, we entered into a senior secured 364-day term loan credit agreement (the “364-Day Credit Agreement”) which provided for a $225 million term loan (the “364-Day Term Loan”). Proceeds from the 364-Day Term Loan were used to finance the purchase of the Class B Shares of Cougar and certain aircraft, facilities and inventory used by Cougar in its operations. See Note 2 for further discussion.

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

Obligations under the 364-Day Credit Agreement are guaranteed by certain of the our principal domestic subsidiaries (the “Guarantor Subsidiaries”) and secured by the U.S. cash and cash equivalents, accounts receivable, inventories, non-aircraft equipment, prepaid expenses and other current assets, intangible assets and intercompany promissory notes held by the Company and the Guarantor Subsidiaries and 100% and 65% of the capital stock of certain of our principal domestic and foreign subsidiaries, respectively. The obligations of the Company and the Guarantor Subsidiaries under the 364-Day Term Loan are secured on a pari passu basis with the obligations arising under our Existing Credit Agreement (as defined below), as amended, subject to an intercreditor agreement entered into between the administrative agents under each of the credit facilities.

In connection with the our 364-Day Credit Agreement, we incurred financing fees of $2.9 million, which are included as deferred financing fees in other assets on the condensed consolidated balance sheets. During the three months ended December 31, 2012, we made payments totaling $115.0 million to pay down our 364-Day Credit Agreement. Due to the early payments made on the 364-Day Credit Agreement, we wrote-off $1.5 million of unamortized deferred financing fees, which is included in interest expense on our condensed consolidated statements of income.

Revolving Credit and Term Loan Agreement – Simultaneously with the closing of the 364-Day Credit Agreement, the Company entered into the Second Amendment (the “Second Amendment”) to its Amended and Restated Revolving Credit and Term Loan Agreement, dated as of November 22, 2010, as amended by the First Amendment, dated as of December 22, 2011 (the “Existing Credit Agreement”).

The Second Amendment amends the Existing Credit Agreement in order to, among other things, permit the granting of liens by the Company and the Subsidiary Guarantors in favor of the lenders under the 364-Day Term Loan on a pari passu secured basis with the liens granted in favor of the lenders under the Existing Credit Agreement.

During the nine months ended December 31, 2012, we made payments of $59.3 million to repay the outstanding balance under the Revolving Credit Facility. Additionally, we paid $9.7 million to reduce our borrowings under the Term Loan. For further details on the Revolving Credit Facility and Term Loan, see Note 5 to the fiscal year 2012 Financial Statements.

7 1/2% Senior Notes due 2017 – On September 25, 2012, we commenced a cash tender offer (the “Tender Offer”) for any and all of the $350 million outstanding principal amount of our 7 1/2% Senior Notes. Pursuant to the Tender Offer, we offered to purchase for cash any and all of such 7 1/2% Senior Notes validly tendered on or prior to the expiration date of the Tender Offer for tender offer consideration of up to $1,041.50 per $1,000 principal amount of 7 1/2% Senior Notes as provided in the terms of the Tender Offer. In connection with the Tender Offer, we were also seeking consents to eliminate substantially all of the restrictive covenants included in the terms of the 7 1/2% Senior Notes indenture. The initial aggregate consideration paid on October 12, 2012 to repurchase $337.9 million of the outstanding 7 1/2% Senior Notes in the Tender Offer, together with related expenses, was approximately $352.0 million; and further, on October 26, 2012 at expiration of the Tender Offer, an additional $0.2 million of the outstanding 7 1/2% Senior Notes were tendered. Additionally, on November 30, 2012 we redeemed all $11.9 million of the remaining outstanding 7 1/2% Senior Notes at a redemption premium of 1.0375%. During the three and nine months ended December, 31, 2012, we incurred $14.9 million in premium and fees for the tender offer and redemption, which is included as extinguishment of debt on our condensed consolidated statements of income, and we wrote-off $2.9 million of unamortized deferred financing fees, which is included in interest expense on our condensed consolidated statements of income.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

6 1/4% Senior Notes due 2022 – On October 12, 2012, we completed an offering of $450 million of 6 1/4% Senior Notes due 2022 (the “6 1/4% Senior Notes”). These notes are unsecured senior obligations and rank effectively junior in right of payment to all our existing and future secured indebtedness, rank equal in right of payment with our existing and future senior unsecured indebtedness and rank senior in right of payment to any of our existing and future subordinated indebtedness. The notes are jointly and severally guaranteed on a senior unsecured basis by the Guarantor Subsidiaries. The indenture for the 6 1/4% Senior Notes includes restrictive covenants which limit, among other things, our ability to incur additional debt, issue disqualified stock, pay dividends, repurchase stock, invest in other entities, sell assets, incur additional liens or security, merge of consolidate the Company and enter into transactions with affiliates. Interest on the 6 1/4% Senior Notes is payable on April 15 and October 15 of each year, beginning April 15, 2013 and the 6 1/4% Senior Notes mature on October 15, 2022. We may redeem any of the notes at any time on or after October 15, 2017, in whole or part, in cash, at certain redemption prices plus accrued and unpaid interest, if any, to the date of redemption. At any time prior to October 15, 2015, we may redeem up to 35% of the aggregate principal amount of the notes issued under the indenture with the net proceeds of certain equity offerings at a redemption price equal to 106.250% of the principal amount of the notes plus accrued and unpaid interest, if any, to the date of redemption. We may make that redemption only if, after the redemption, at least 65% of the aggregate principal amount of notes issued under the indenture remains outstanding. In addition, at any time prior to October 15, 2017, we may redeem all, but not less than all, of the notes at a redemption price equal to the principal amount plus an applicable premium and accrued and unpaid interest, if any to the redemption date. We incurred financing fees of $7.4 million, which are included as deferred financing fees in other assets in the condensed consolidated balance sheets that we will amortize as interest expense in the condensed consolidated statements of income over the life of the 6 1/4% Senior Notes.

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

Non-recurring Fair Value Measurements

The majority of our non-financial assets, which include inventories, property and equipment, goodwill and other intangible assets, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur such that a non-financial asset is required to be evaluated for impairment and deemed to be impaired, the impaired non-financial asset is recorded at its fair value.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table summarizes the assets as of December 31, 2012, which are valued at fair value on a non-recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012	Total Gain (Loss) for the Three Months Ended December 31, 2012	Total Gain (Loss) for the Nine Months Ended December 31, 2012
Assets held for sale	$—	$1,961	$—	$1,961	$—	$(3,889)
Aircraft and equipment	—	7,549	—	7,549	3,500	3,500

Total assets	$—	$9,510	$—	$9,510	$3,500	$(389)

The following table summarizes the assets as of December 31, 2011, which are valued at fair value on a non-recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2011	Total Gain (Loss) for the Three Months Ended December 31, 2011	Total Gain (Loss) for the Nine Months Ended December 31, 2011
Inventories	$—	$48,801	$—	$48,801	$—	$(24,610)
Assets held for sale	1,200	—	—	1,200	(2,290)	(2,690)

Total assets	$1,200	$48,801	$—	$50,001	$(2,290)	$(27,300)

The fair value of inventories using Level 2 inputs is determined by evaluating the current economic conditions for sale and disposal of spare parts, which includes estimates as to the recoverability of the carrying value of the parts based on historical experience with sales and disposal of similar spare parts, the expected timeframe of sales or disposals, the location of the spare parts to be sold and the condition of the spare parts to be sold or otherwise disposed of. See Note 1 for further discussion of the impairment of inventories. The loss for the nine months ended December 31, 2012 related to nine aircraft. The gain for the three months ended December 31, 2012 related to two large aircraft reclassified from held for sale to aircraft and equipment where we reversed previously recorded impairment charges of $3.5 million. The fair value of these aircraft using Level 2 inputs is determined through evaluation of expected sales proceeds for aircraft. This analysis includes estimates based on historical experience with sales, recent transactions involving similar assets, quoted market prices for similar assets and condition and location of aircraft to be sold or otherwise disposed of.

Recurring Fair Value Measurements

The following table summarizes the financial instruments we had as of December 31, 2012, which are valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012	Balance Sheet Classification
Rabbi Trust investments	$3,797	$—	$—	$3,797	Other assets

Total assets	$3,797	$—	$—	$3,797

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

Fair Value of Financial Instruments

The fair value of our financial instruments has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on quoted market prices. The carrying and fair value of our long-term debt, including the current portion, are as follows (in thousands):

	December 31, 2012		March 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
6 1/4% Senior Notes	$450,000	$480,375	$—	$—
Term Loan	235,313	235,313	245,000	245,000
364-Day Credit Agreement	110,000	110,000	—	—
3% Convertible Senior Notes	105,262	123,625	102,599	120,750
7 1/2% Senior Notes	—	—	350,346	364,875
Revolving Credit Facility	—	—	59,300	59,300

	$900,575	$949,313	$757,245	$789,925

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

We entered into forward contracts during the nine months ended December 31, 2011 to mitigate our exposure to exchange rate fluctuations on our euro-denominated aircraft purchase commitments, which were designated as cash flow hedges for accounting purposes. As of December 31 and March 31, 2012, we had no open forward contracts. We had six open forward contracts as of March 31, 2011, which had rates ranging from 1.3153 U.S. dollars per euro to 1.3267 U.S. dollars per euro. These contracts had an underlying notional value of between €5,000,000 and €7,000,000, for a total of €34,300,871, with the first contract having expired in May 2011 and the last in June 2011. During the nine months ended December 31, 2011, we entered into an additional open forward contract at a rate of 1.418 U.S. dollars per euro with an underlying notional value of €13,826,241 that expired in July 2011. No gains or losses relating to forward contracts are recognized in our condensed consolidated statements of income for the three and nine months ended December 31, 2012 and 2011.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

There were no derivative gains and losses on the condensed consolidated balance sheet of the condensed consolidated statement of income as of and for the three months ended December 31, 2011.

Information on the location and amounts of derivative gains and losses on the condensed consolidated balance sheets and the condensed consolidated statements of income as of and for the nine months ended December 31, 2011 is as follows (in thousands):

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

Note 6 — COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Contracts — As shown in the table below, we expect to make additional capital expenditures over the next five fiscal years to purchase additional aircraft. As of December 31, 2012, we had 37 aircraft on order and options to acquire an additional 65 aircraft. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order will provide incremental fleet capacity in terms of revenue and operating income.

	Three Months Ending March 31, 2013	Fiscal Year Ending March 31,
		2014	2015	2016	2017 and thereafter	Total
Commitments as of December 31, 2012:
Number of aircraft:
Medium(1)	—	6	4	—	—	10
Large (1)	4	13	7	2	1	27

	4	19	11	2	1	37

Related expenditures (in thousands)(2)	$136,336	$385,014	$113,531	$30,582	$13,771	$679,234

Options as of December 31, 2012:
Number of aircraft:
Medium	—	—	12	9	7	28
Large	—	—	9	11	17	37

	—	—	21	20	24	65

Related expenditures (in thousands)(2)	$7,744	$125,003	$442,860	$388,063	$400,191	$1,363,861

(1)

Signed client contracts are currently in place that will utilize ten of these aircraft. Six aircraft expected to enter service between fiscal years 2015 and 2017 are subject to the successful development and certification of the aircraft.

(2)	Includes progress payments on aircraft scheduled to be delivered in future periods.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following chart presents an analysis of our aircraft orders and options during fiscal year 2013:

	Three Months Ended
	December 31, 2012		September 30, 2012		June 30, 2012
	Orders	Options	Orders	Options	Orders	Options
Beginning of period	20	33	17	36	15	40
Aircraft delivered	(3)	—	—	—	(2)	—
Aircraft ordered	20	—	—	—	—	—
Exercised options	—	—	3	(3)	4	(4)
New options	—	32	—	—	—	—

End of period	37	65	20	33	17	36

We periodically purchase aircraft for which we have no order. During the nine months ended December 31, 2012, we acquired eight Sikorsky S-92 helicopters. All eight of these additional aircraft will be operated in Canada by Cougar as discussed in Note 2. Also, during the nine months ended December 31, 2012, we received one aircraft for payment on a client’s accounts receivable.

Operating Leases —   We have non-cancelable operating leases in connection with the lease of certain equipment, land and facilities, including leases for aircraft. Rental expense incurred under all operating leases, except for those with terms of a month or less that were not renewed, was $17.6 million and $12.8 million for the three months ended December 31, 2012 and 2011, respectively, and $49.2 million and $30.9 million for the nine months ended December 31, 2012 and 2011, respectively.

We have initiated a new financing strategy whereby we will be using operating leases to a larger extent than in the past for the acquisition of helicopters. As part of this operating lease strategy, in fiscal year 2012 and the nine months ended December 31, 2012, respectively, we sold seven and three aircraft for $147.8 million and $75.5 million and entered into separate agreements to lease back all of these aircraft. Additionally, in fiscal year 2012, we transferred our interest in two aircraft previously included in construction in progress within property and equipment on our consolidated balance sheets in return for $23.4 million in progress payments previously paid on these aircraft. We also signed two separate agreements to lease back these aircraft, commencing at time of delivery, which occurred July 27, 2012 for the first aircraft and October 17, 2012 for the second aircraft.

The terms of the new aircraft leases range from base terms of 60 to 72 months with renewal options of up to 72 months in some cases, include purchase options upon expiration and some include early purchase options. The leases contain terms customary in transactions of this type, including provisions that allow the lessor to repossess the aircraft and require us to pay a stipulated amount if we default on our obligations under the agreements. The following is a summary of the terms related to aircraft leased under operating leases with original or remaining terms in excess of one year:

End of Lease Term	Number of Aircraft	Monthly Lease Payments (in thousands)
Fiscal year 2013 to fiscal year 2015	6	$1,010
Fiscal year 2016 to fiscal year 2018	10	1,880
Fiscal year 2019 to fiscal year 2023	10	570

	26	$3,460

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Employee Agreements — Approximately 50% of our employees are represented by collective bargaining agreements and/or unions. These agreements generally include annual escalations of up to 12%. Periodically, certain groups of our employees who are not covered by a collective bargaining agreement consider entering into such an agreement.

During the nine months ended December 31, 2012, we recognized $2.2 million in compensation expense included in direct cost related to severance costs as a result of the termination of a contract in the Southern North Sea. Also, during the nine months ended December 31, 2012, we recognized approximately $2.0 million in compensation expense (including expenses recorded for the acceleration of unvested stock options and restricted stock) included in general and administrative expense related to the separation between us and our former Senior Vice President and General Counsel.

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

Guarantees — We had guaranteed the repayment of up to £10 million ($16.2 million) of the debt of FBS Limited, an unconsolidated affiliate, which has been repaid. Therefore, as of December 31, 2012 we are no longer a guarantor of this debt.

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

On October 22, 2012, an incident occurred with a Eurocopter EC225 Super Puma helicopter operated by another helicopter company, which resulted in a controlled ditching on the North Sea, south of the Shetland Isles, U.K. Following the ditching, all 19 passengers and crew were recovered safely and without injuries.

Related to this incident, the Civil Aviation Authorities (“CAAs”) in the U.K. and Norway issued safety directives in October 2012, requiring operators to suspend operations of the affected aircraft. As a result, we will not be operating a total of sixteen large Eurocopter EC225 aircraft until further notice: twelve in the U.K. (one of which was delivered in the three months ended December 31, 2012), three in Australia and one in Norway. Our other commercial aircraft continue to operate globally.

In order to mitigate the impact on our clients, we have increased utilization of other in-region aircraft, implemented contingency plans designed to return to service previously stored Eurocopter AS332L helicopters not affected by the CAA safety directives and entered into an agreement on November 7, 2012 to purchase ten Sikorsky S-92 large aircraft with options for 16 more.

Currently, no contracts have been cancelled and we believe we have the contractual right to continue to receive the monthly standing charges billed to our clients. However, in certain instances we are not receiving payment for the monthly standing charges in a timely manner and are currently in discussions with our clients regarding these charges.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

While the lack of timely payment of these monthly standing charges did not have a material impact on the results of operations for the three or nine months ended December 31, 2012, we are currently unable to determine whether the October 22nd incident and the resulting actions taken by the CAAs could have a material adverse effect on our future business, financial condition or results of operations.

On October 27, 2012, in the course of routine operations, a Bell 206 performed a controlled sea ditching in Nigeria. All four people on board were uninjured and safe. The aircraft has been recovered. We are currently working with authorities in their investigation.

We are a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.

Note 7 — TAXES

We recorded a provision for income tax of $7.1 million and $11.8 million for the three and nine months ended December 31, 2011, respectively, and a provision for income taxes of $7.8 million and $22.3 million for the three and nine months ended December 31, 2012, respectively. The three and nine months ended December 31, 2012 includes a benefit due to the revaluation of our deferred taxes as a result of the enactment of tax rate reductions in the U.K. effective April 1, 2012 and 2013. This revaluation benefit was partially offset by income tax expense related to other discrete items for the three and nine months ended December 31, 2012. The three and nine months ended December 31, 2011 includes a benefit due to the revaluation of our deferred taxes as a result of the enactment of a tax rate reduction in the U.K. effective April 1, 2012. The revaluation benefit, net of other discrete items, eliminated any need to provide additional tax expense for the three months ended September 30, 2011.

During the nine months ended December 31, 2012, we released tax contingency related items totaling $0.1 million. We released no tax contingency items during the three months ended December 31, 2012. During the three months and nine months ended December 31, 2011, we accrued tax contingency related items totaling $0.9 million and $2.5 million, respectively. Our effective tax rate was also impacted by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits.

As of December 31, 2012, there were $1.5 million of unrecognized tax benefits, all of which would have an impact on our effective tax rate, if recognized. For the three months ended December 31, 2012 and 2011, we accrued interest and penalties of $30,545 and $0.2 million, respectively, in connection with uncertain tax positions. For the nine months ended December 31, 2012 and 2011, we accrued interest and penalties of $0.1 million and $0.4 million, respectively, in connection with uncertain tax positions.

Note 8 — EMPLOYEE BENEFIT PLANS

Pension Plans

The following table provides a detail of the components of net periodic pension cost (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Service cost for benefits earned during the period	$2,086	$1,577	$6,195	$4,825
Interest cost on pension benefit obligation	6,526	6,960	19,377	21,294
Expected return on assets	(7,386)	(7,228)	(21,931)	(22,114)
Amortization of unrecognized losses	1,681	1,329	4,990	4,066

Net periodic pension cost	$2,907	$2,638	$8,631	$8,071

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

We pre-funded our contributions of £10.4 million ($16.6) million to our U.K. Staff pension plan for fiscal year 2013 in the last quarter of fiscal year 2012. The current estimate of our cash contributions to our Norwegian pension plan and U.K. expatriate plan for fiscal year 2013 are $9.6 million and $0.6 million, respectively, $7.0 million and $0.4 million, respectively, of which were paid during the nine months ended December 31, 2012.

Incentive Compensation

Stock–based awards are currently made under the Bristow Group Inc. 2007 Long-Term Incentive Plan (“2007 Plan”). A maximum of 2,400,000 shares of common stock, par value $.01 per share (“Common Stock”), are reserved. Awards granted under the 2007 Plan may be in the form of stock options, stock appreciation rights, shares of restricted stock, other stock-based awards (payable in cash or Common Stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants. As of December 31, 2012, 485,253 shares remained available for grant under the 2007 Plan.

We have a number of other incentive and stock option plans which are described in Note 10 to our fiscal year 2012 Financial Statements.

Total stock-based compensation expense, which includes stock options, restricted stock units and restricted stock, totaled $3.5 million and $2.2 million for the three months ended December 31, 2012 and 2011, respectively, and $9.0 million and $9.7 million for the nine months ended December 31, 2012 and 2011, respectively. Stock-based compensation expense has been allocated to our various business units. During the nine months ended December 31, 2011, we recorded $2.2 million of expense related to stock-based compensation grants to our President and Chief Executive Officer.

During the nine months ended December 31, 2012, we awarded 187,354 shares of restricted stock at an average grant date fair value of $43.54 per share. Also during the nine months ended December 31, 2012, 324,565 stock options were granted. The following table shows the assumptions used to compute the stock-based compensation expense for stock options granted during the nine months ended December 31, 2012:

Risk free interest rate	0.76%
Expected life (years)	5
Volatility	50.20%
Dividend yield	1.84%
Weighted average exercise price of options granted	$43.38 per option
Weighted average grant-date fair value of options granted	$16.65 per option

Performance cash awards vest and pay out in cash three years after the date of grant at varying levels depending on our performance in Total Shareholder Return against a peer group of companies. These awards were designed to tie a significant portion of total compensation to performance. One of the effects of this type of compensation is that it requires liability accounting which can result in volatility in earnings. The liability recorded for these awards as of December 31 and March 31, 2012 was $9.5 million and $5.7 million, respectively, and represents an accrual based on the fair value of the awards on those dates. The increase in the liability during the nine months ended December 31, 2012 is due to an increase in the fair value of the awards partially offset by the payout in June 2012 of the awards granted in June 2009. Any changes in fair value of the awards in future quarters will increase or decrease the liability and impact results in those periods. The affect, either positive or negative, on future period earnings can vary based on factors including changes in our stock price or the stock prices of the peer group companies, as well as changes in other market and company-specific assumptions that are factored into the calculation of fair value of the performance cash awards.

Compensation expense recorded related to the performance cash awards during the three months ended December 31, 2012 and 2011 was $2.3 million and $0.6 million, respectively, and during the nine months ended December 31, 2012 and 2011 was $6.3 million and $3.6 million, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 9 — DIVIDENDS, SHARE REPURCHASES AND EARNINGS PER SHARE

Dividends

On July 31 and November 2, 2012 and January 31, 2013, our board of directors approved dividends of $0.20 per share of Common Stock, payable on September 14 and December 14, 2012 and March 15, 2013 to shareholders of record on August 31 and November 30, 2012 and March 1, 2013, respectively. See discussion of our dividends in Note 11 to our fiscal year 2012 Financial Statements. The declaration of future dividends is at the discretion of our board of directors and subject to our results of operations, financial condition, cash requirements and other factors and restrictions under applicable law and our debt instruments.

Share Repurchases

On November 2, 2011, our board of directors authorized the expenditure of up to $100 million to repurchase shares of our Common Stock within 12 months from that date, of which $25.1 million was spent. On November 2, 2012, our board of directors extended the date to repurchase shares of our Common Stock by 12 months and increased the remaining repurchase amount to $100 million. During the three months ended December 31, 2012, we spent $1.2 million to repurchase 24,709 shares of our Common Stock. For additional information on our repurchases of Common Stock, see “Share Repurchases” in Note 11 to the fiscal year 2012 Financial Statements. The timing and method of any repurchases under the program will depend on a variety of factors, is subject to our results of operations, financial condition, cash requirements, and other factors and restrictions under applicable law and our debt instruments, and may be suspended or discontinued at any time.

Earnings per Share

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per common share excludes options to purchase shares, restricted stock units and restricted stock awards, which were outstanding during the period but were anti-dilutive, as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Options:
Outstanding	533,181	520,722	462,448	270,450
Weighted average exercise price	$43.55	$36.88	$43.81	$30.16
Restricted stock units:
Outstanding	4,040	80,040	4,040	81,363
Weighted average price	$53.89	$46.83	$53.89	$46.82
Restricted stock awards:
Outstanding	—	—	—	461
Weighted average price	$—	$—	$—	$48.14

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Net income available to common stockholders (in thousands):
Income available to common stockholders – basic	$36,392	$25,532	$89,722	$49,288
Interest expense on assumed conversion of 3% Convertible Senior Notes, net of tax (1)	—	—	—	—

Income available to common stockholders – diluted	$36,392	$25,532	$89,722	$49,288

Shares:
Weighted average number of common shares outstanding – basic	36,010,211	36,083,449	35,944,985	36,154,754
Assumed conversion of 3% Convertible Senior Notes outstanding during the period (1)	—	—	—	—
Net effect of dilutive stock options, restricted stock units and restricted stock awards based on the treasury stock method	555,583	634,351	655,100	690,824

Weighted average number of common shares outstanding – diluted	36,565,794	36,717,800	36,600,085	36,845,578

Basic earnings per common share	$1.01	$0.71	$2.50	$1.36

Diluted earnings per common share	$1.00	$0.70	$2.45	$1.34

(1)

Diluted earnings per common share for the three and nine months ended December 31, 2012 and 2011 excludes approximately 1.5 million of potentially dilutive shares initially issuable upon the conversion of our 3% Convertible Senior Notes. The 3% Convertible Senior Notes will be convertible, under certain circumstances, using a net share settlement process, into a combination of cash and our Common Stock. As of December 31, 2012, the base conversion price of the notes was approximately $75.65, based on the base conversion rate of 13.218 shares of Common Stock per $1,000 principal amount of convertible notes (subject to adjustment in certain circumstances, including the payment of dividends). In general, upon conversion of a note, the holder will receive cash equal to the principal amount of the note and Common Stock to the extent of the note’s conversion value in excess of such principal amount. In addition, if at the time of conversion the applicable price of our Common Stock exceeds the base conversion price, holders will receive up to an additional 8.5916 shares of our Common Stock per $1,000 principal amount of notes, as determined pursuant to a specified formula. Such shares did not impact our calculation of diluted earnings per share for the three and nine months ended December 31, 2012 and 2011 as our stock price did not meet or exceed the base conversion price.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 10 — SEGMENT INFORMATION

We conduct our business in one segment: Helicopter Services. The Helicopter Services segment operations are conducted primarily through five business units: Europe, West Africa, North America, Australia, and Other International. Additionally, we operate a training business unit, Bristow Academy, and provide technical services to clients in the U.S. and U.K.

The following shows reportable segment information for the three and nine months ended December 31, 2012 and 2011 and as of December 31 and March 31, 2012, where applicable, reconciled to consolidated totals, and prepared on the same basis as our condensed consolidated financial statements (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Segment gross revenue from external clients:
Europe	$153,366	$134,442	$461,434	$408,966
West Africa	81,170	69,867	219,841	188,415
North America	59,579	42,718	169,610	134,679
Australia	48,266	35,842	137,607	114,460
Other International	32,096	38,175	97,710	109,789
Corporate and other	13,992	10,291	30,629	27,123

Total segment gross revenue	$388,469	$331,335	$1,116,831	$983,432

Intrasegment gross revenue:
Europe	$—	$87	$65	$322
West Africa	—	—	—	—
North America	4	26	254	564
Australia	—	227	—	462
Other International	—	—	—	—
Corporate and other	925	51	1,636	(273)

Total intrasegment gross revenue	$929	$391	$1,955	$1,075

Consolidated gross revenue reconciliation:
Europe	$153,366	$134,529	$461,499	$409,288
West Africa	81,170	69,867	219,841	188,415
North America	59,583	42,744	169,864	135,243
Australia	48,266	36,069	137,607	114,922
Other International	32,096	38,175	97,710	109,789
Corporate and other	14,917	10,342	32,265	26,850
Intrasegment eliminations	(929)	(391)	(1,955)	(1,075)

Total consolidated gross revenue	$388,469	$331,335	$1,116,831	$983,432

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Earnings from unconsolidated affiliates, net of losses – equity method investments:
Europe	$4,458	$3,492	$8,832	$8,816
Other International	4,460	(391)	9,069	(3,766)
Corporate and other	—	—	—	7

Total earnings from unconsolidated affiliates, net of losses – equity method investments	$8,918	$3,101	$17,901	$5,057

Consolidated operating income (loss) reconciliation:
Europe	$31,235	$20,792	$80,119	$67,627
West Africa	22,883	18,130	52,444	45,481
North America	8,560	1,834	21,165	5,989
Australia	6,237	3,139	19,575	8,239
Other International	13,754	12,453	31,495	26,452
Corporate and other	(15,945)	(9,930)	(44,176)	(61,175)
Gain (loss) on disposal of assets	7,396	(2,865)	819	(3,060)

Total consolidated operating income	$74,120	$43,553	$161,441	$89,553

Depreciation and amortization:
Europe	$8,113	$7,667	$24,121	$23,589
West Africa	3,185	3,155	9,378	9,669
North America	6,172	3,150	12,545	12,784
Australia	2,846	2,873	7,833	8,811
Other International	3,577	4,506	12,910	12,539
Corporate and other	974	1,358	2,773	3,456

Total depreciation and amortization	$24,867	$22,709	$69,560	$70,848

	December 31, 2012	March 31, 2012
Identifiable assets:
Europe	$850,956	$779,160
West Africa	396,560	376,903
North America	499,344	276,074
Australia	217,334	295,895
Other International	623,776	602,174
Corporate and other	462,588	410,157

Total identifiable assets (1)	$3,050,558	$2,740,363

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	December 31, 2012	March 31, 2012
Investments in unconsolidated affiliates – equity method investments:
Europe	$8,760	$11,410
North America	61,008	—
Other International	190,609	184,922
Corporate and other	—	2,378

Total investments in unconsolidated affiliates – equity method investments	$260,377	$198,710

(1)

Includes $227.7 million and $126.6 million, respectively of construction in progress within property and equipment on our condensed consolidated balance sheets as of December 31 and March 31, 2012, respectively, which primarily represents progress payments on aircraft to be delivered in future periods.

Note 11 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In connection with the issuance of the 7  1/2% Senior Notes (which we redeemed during the three months ended December 31, 2012), the 6  1/4% Senior Notes and the 3% Convertible Senior Notes, the Guarantor Subsidiaries fully, unconditionally, jointly and severally guaranteed the payment obligations under these notes. The following supplemental financial information sets forth, on a consolidating basis, the balance sheet, statement of income and cash flow information for Bristow Group Inc. (“Parent Company Only”), for the Guarantor Subsidiaries and for our other subsidiaries (the “Non-Guarantor Subsidiaries”). We have not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Supplemental Condensed Consolidating Statement of Income

Three Months Ended December 31, 2012

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$—	$80,543	$307,926	$—	$388,469
Intercompany revenue	571	18,893	—	(19,464)	—

	571	99,436	307,926	(19,464)	388,469

Operating expense:
Direct cost and reimbursable expense	—	52,849	211,324	—	264,173
Intercompany expenses	—	—	19,464	(19,464)	—
Depreciation and amortization	1,127	10,895	12,845	—	24,867
General and administrative	12,383	6,924	22,316	—	41,623

	13,510	70,668	265,949	(19,464)	330,663

Gain on disposal of assets	—	2,161	5,235	—	7,396
Earnings from unconsolidated affiliates, net of losses	48,743	—	8,918	(48,743)	8,918

Operating income	35,804	30,929	56,130	(48,743)	74,120
Interest income	29,518	—	111	(29,495)	134
Interest expense	(16,486)	—	(27,751)	29,495	(14,742)
Extinguishment of debt	(14,932)	—	—	—	(14,932)
Other income (expense), net	(29)	(11)	(66)	—	(106)

Income before provision for income taxes	33,875	30,918	28,424	(48,743)	44,474
Allocation of consolidated income taxes	2,532	(2,830)	(7,490)	—	(7,788)

Net income	36,407	28,088	20,934	(48,743)	36,686
Net income attributable to noncontrolling interests	(15)	—	(279)	—	(294)

Net income attributable to Bristow Group	$36,392	$28,088	$20,655	$(48,743)	$36,392

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Supplemental Condensed Consolidating Statement of Income

Nine Months Ended December 31, 2012

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$—	$226,272	$890,559	$—	$1,116,831
Intercompany revenue	1,727	54,724	—	(56,451)	—

	1,727	280,996	890,559	(56,451)	1,116,831

Operating expense:
Direct cost and reimbursable expense	—	158,963	631,279	—	790,242
Intercompany expenses	—	—	56,451	(56,451)	—
Depreciation and amortization	3,287	28,318	37,955	—	69,560
General and administrative	32,530	21,136	60,642	—	114,308

	35,817	208,417	786,327	(56,451)	974,110

Gain (loss) on disposal of assets	—	1,163	(344)	—	819
Earnings from unconsolidated affiliates, net of losses	87,558	—	17,901	(87,558)	17,901

Operating income	53,468	73,742	121,789	(87,558)	161,441
Interest income	86,446	17	407	(86,385)	485
Interest expense	(34,507)	—	(83,991)	86,385	(32,113)
Extinguishment of debt	(14,932)	—	—	—	(14,932)
Other income (expense), net	(35)	10	(1,230)	—	(1,255)

Income before provision for income taxes	90,440	73,769	36,975	(87,558)	113,626
Allocation of consolidated income taxes	(669)	(6,612)	(15,029)	—	(22,310)

Net income	89,771	67,157	21,946	(87,558)	91,316
Net income attributable to noncontrolling interests	(49)	—	(1,545)	—	(1,594)

Net income attributable to Bristow Group	$89,722	$67,157	$20,401	$(87,558)	$89,722

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Supplemental Condensed Consolidating Statement of Income

Three Months Ended December 31, 2011

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$—	$64,269	$267,066	$—	$331,335
Intercompany revenue	904	15,944	—	(16,848)	—

	904	80,213	267,066	(16,848)	331,335

Operating expense:
Direct cost and reimbursable expense	—	51,848	181,693	—	233,541
Intercompany expenses	—	—	16,848	(16,848)	—
Depreciation and amortization	888	8,252	13,569	—	22,709
General and administrative	8,245	5,279	18,244	—	31,768

	9,133	65,379	230,354	(16,848)	288,018

Gain (loss) on disposal of assets	—	1,568	(4,433)	—	(2,865)
Earnings from unconsolidated affiliates, net of losses	21,543	—	3,101	(21,543)	3,101

Operating income	13,314	16,402	35,380	(21,543)	43,553
Interest income	24,216	10	126	(24,223)	129
Interest expense	(9,192)	—	(24,787)	24,223	(9,756)
Other income (expense), net	19	1	(343)	—	(323)

Income before provision for income taxes	28,357	16,413	10,376	(21,543)	33,603
Allocation of consolidated income taxes	(2,808)	(1,646)	(2,664)	—	(7,118)

Net income	25,549	14,767	7,712	(21,543)	26,485
Net income attributable to noncontrolling interests	(17)	—	(936)	—	(953)

Net income attributable to Bristow Group	$25,532	$14,767	$6,776	$(21,543)	$25,532

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Supplemental Condensed Consolidating Statement of Income

Nine Months Ended December 31, 2011

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$—	$200,618	$782,814	$—	$983,432
Intercompany revenue	2,459	39,823	—	(42,282)	—

	2,459	240,441	782,814	(42,282)	983,432

Operating expense:
Direct cost and reimbursable expense	—	135,552	564,150	—	699,702
Intercompany expenses	—	—	42,282	(42,282)	—
Impairment of inventories	—	8,778	15,832	—	24,610
Depreciation and amortization	2,647	27,338	40,863	—	70,848
General and administrative	30,046	16,638	54,032	—	100,716

	32,693	188,306	717,159	(42,282)	895,876

Gain (loss) on disposal of assets	—	1,321	(4,381)	—	(3,060)
Earnings from unconsolidated affiliates, net of losses	36,688	—	5,057	(36,688)	5,057

Operating income	6,454	53,456	66,331	(36,688)	89,553
Interest income	71,805	190	427	(71,969)	453
Interest expense	(27,989)	—	(72,150)	71,969	(28,170)
Other income (expense), net	80	193	335	—	608

Income (loss) before provision for income taxes	50,350	53,839	(5,057)	(36,688)	62,444
Allocation of consolidated income taxes	(1,015)	(6,792)	(3,972)	—	(11,779)

Net income (loss)	49,335	47,047	(9,029)	(36,688)	50,665
Net income attributable to noncontrolling interests	(47)	—	(1,330)	—	(1,377)

Net income (loss) attributable to Bristow Group	$49,288	$47,047	$(10,359)	$(36,688)	$49,288

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Supplemental Condensed Consolidating Balance Sheet

As of December 31, 2012

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$52,303	$2,055	$177,540	$—	$231,898
Accounts receivable	17,625	64,767	238,842	(46,479)	274,755
Inventories	—	53,511	115,744	—	169,255
Assets held for sale	—	2,300	12,528	—	14,828
Prepaid expenses and other current assets	1,596	7,222	41,974	(27,597)	23,195

Total current assets	71,524	129,855	586,628	(74,076)	713,931

Intercompany investment	1,087,166	111,434	—	(1,198,600)	—
Investment in unconsolidated affiliates	—	150	267,075	—	267,225
Intercompany notes receivable	1,542,280	—	—	(1,542,280)	—
Property and equipment—at cost:
Land and buildings	880	48,806	57,371	—	107,057
Aircraft and equipment	24,480	1,117,975	1,215,319	—	2,357,774

	25,360	1,166,781	1,272,690	—	2,464,831
Less: Accumulated depreciation and amortization	(9,940)	(200,507)	(269,946)	—	(480,393)

	15,420	966,274	1,002,744	—	1,984,438
Goodwill	—	4,755	25,071	—	29,826
Other assets	47,890	1,151	146,758	(140,661)	55,138

Total assets	$2,764,280	$1,213,619	$2,028,276	$(2,955,617)	$3,050,558

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$11,681	$17,270	$69,501	$(35,588)	$62,864
Accrued liabilities	18,413	25,755	134,887	(36,320)	142,735
Current deferred taxes	(4,928)	297	16,804	—	12,173
Short-term borrowings and current maturities of long-term debt	130,313	—	—	—	130,313

Total current liabilities	155,479	43,322	221,192	(71,908)	348,085

Long-term debt, less current maturities	770,262	—	—	—	770,262
Intercompany notes payable	—	433,436	1,135,778	(1,569,214)	—
Accrued pension liabilities	—	—	115,721	—	115,721
Other liabilities and deferred credits	8,167	8,449	176,010	(140,276)	52,350
Deferred taxes	125,148	8,403	13,765	—	147,316

Stockholders’ investment:
Common stock	366	4,996	22,919	(27,915)	366
Additional paid-in-capital	724,805	9,291	270,905	(280,196)	724,805
Retained earnings	1,061,648	705,722	48,936	(754,658)	1,061,648
Accumulated other comprehensive income (loss)	(56,885)	—	14,656	(111,450)	(153,679)
Treasury shares	(26,304)	—	—	—	(26,304)

Total Bristow Group Inc. stockholders’ investment	1,703,630	720,009	357,416	(1,174,219)	1,606,836
Noncontrolling interests	1,594	—	8,394	—	9,988

Total stockholders’ investment	1,705,224	720,009	365,810	(1,174,219)	1,616,824

Total liabilities and stockholders’ investment	$2,764,280	$1,213,619	$2,028,276	$(2,955,617)	$3,050,558

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

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Supplemental Condensed Consolidating Statement of Cash Flows

Nine Months Ended December 31, 2012

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(29,039)	$150,127	$81,635	$—	$202,723

Cash flows from investing activities:
Capital expenditures	(10,603)	(339,327)	(102,029)	24,589	(427,370)
Proceeds from asset dispositions	—	44,730	110,781	(24,589)	130,922
Investment in unconsolidated affiliate	—	—	(51,179)	—	(51,179)

Net cash used in investing activities	(10,603)	(294,597)	(42,427)	—	(347,627)

Cash flows from financing activities:
Proceeds from borrowings	675,000	—	—	—	675,000
Debt issuance costs	(10,345)	—	—	—	(10,345)
Repayment of debt and debt redemption premiums	(549,234)	—	—	—	(549,234)
Dividends paid	(9,954)	(9,755)	(1,800)	—	(21,509)
Increases (decreases) in cash related to intercompany advances and debt	(100,741)	153,125	(52,384)	—	—
Partial prepayment of put/call obligation	(48)	—	—	—	(48)
Repurchase of Common Stock	(1,218)	—	—	—	(1,218)
Issuance of Common Stock	11,515	—	—	—	11,515
Tax benefit related to stock-based compensation	361	—	—	—	361

Net cash provided by (used in) financing activities	15,336	143,370	(54,184)	—	104,522
Effect of exchange rate changes on cash and cash equivalents	—	—	10,730	—	10,730

Net decrease in cash and cash equivalents	(24,306)	(1,100)	(4,246)	—	(29,652)
Cash and cash equivalents at beginning of period	76,609	3,155	181,786	—	261,550

Cash and cash equivalents at end of period	$52,303	$2,055	$177,540	$—	$231,898

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Supplemental Condensed Consolidating Statement of Cash Flows

Nine Months Ended December 31, 2011

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(24,226)	$67,176	$150,992	$—	$193,942

Cash flows from investing activities:
Capital expenditures	(2,505)	(158,437)	(89,483)	—	(250,425)
Proceeds from asset dispositions	—	71,672	31,865	—	103,537

Net cash used in investing activities	(2,505)	(86,765)	(57,618)	—	(146,888)

Cash flows from financing activities:
Proceeds from borrowings	159,300	—	693	—	159,993
Debt issuance cost	(871)	—	—	—	(871)
Repayment of debt and debt redemption premiums	(32,500)	—	(3,714)	—	(36,214)
Dividends paid	35,161	(24,927)	(26,470)	—	(16,236)
Increases (decreases) in cash related to intercompany advances and debt	(25,724)	42,061	(16,337)	—	—
Partial prepayment of put/call obligation	(47)	—	—	—	(47)
Acquisition of noncontrolling interest	—	(262)	—	—	(262)
Repurchase of Common Stock	(25,085)	—	—	—	(25,085)
Issuance of Common Stock	2,611	—	—	—	2,611
Tax benefit related to stock-based compensation	130	—	—	—	130

Net cash provided by (used in) financing activities	112,975	16,872	(45,828)	—	84,019
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,526)	—	(2,526)

Net increase (decrease) in cash and cash equivalents	86,244	(2,717)	45,020	—	128,547
Cash and cash equivalents at beginning of period	24,075	5,233	87,053	—	116,361

Cash and cash equivalents at end of period	$110,319	$2,516	$132,073	$—	$244,908

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Bristow Group Inc.:

We have reviewed the condensed consolidated balance sheet of Bristow Group Inc. and subsidiaries (the Company) as of December 31, 2012, the related condensed consolidated statements of income and comprehensive income for the three—and nine-month periods ended December 31, 2012 and 2011, and the related condensed consolidated statements of cash flows for the nine-month periods ended December 31, 2012 and 2011. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

February 4, 2013

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 (the “fiscal year 2012 Annual Report”) and the MD&A contained therein. In the discussion that follows, the terms “Current Quarter” and “Comparable Quarter” refer to the three months ended December 31, 2012 and 2011, respectively, and the terms “Current Period” and “Comparable Period” refer to the nine months ended December 31, 2012 and 2011, respectively. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ending March 31, 2013 is referred to as “fiscal year 2013.”

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

You should consider the following key factors when evaluating these forward-looking statements:

•	the possibility of political instability, war or acts of terrorism in any of the countries where we operate;

•	fluctuations in worldwide prices of and demand for natural gas and oil;

•	fluctuations in levels of natural gas and oil exploration and development activities;

•	fluctuations in the demand for our services;

•	the existence of competitors;

•	the existence of operating risks inherent in our business, including the possibility of declining safety performance;

•	the possibility of changes in tax and other laws and regulations;

•	the possibility that the major oil companies do not continue to expand internationally;

•	the possibility of significant changes in foreign exchange rates and controls;

•	general economic conditions including the capital and credit markets;

•	the possibility that we may be unable to acquire additional aircraft due to limited availability or unable to exercise aircraft purchase options;

•	the possibility that we may be unable to dispose of older aircraft through sales into the aftermarket;

•	the possibility that we may be unable to obtain financing or we may be unable to draw on our credit facilities;

•	the possibility that segments of our fleet may be grounded for extended periods of time or indefinitely;

•	the possibility that we may be unable to re-deploy our aircraft to regions with greater demand; and

•	the possibility that we do not achieve the anticipated benefit of our fleet investment program.

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

General

We are the leading provider of helicopter services to the worldwide offshore energy industry based on the number of aircraft operated and one of two helicopter service providers to the offshore energy industry with global operations. We have a long history in the helicopter services industry through Bristow Helicopters Ltd. and Offshore Logistics, Inc., having been founded in 1955 and 1969, respectively. We have major transportation operations in the North Sea, Nigeria and the U.S. Gulf of Mexico, and in most of the other major offshore energy producing regions of the world, including Alaska, Australia, Brazil, Canada, Russia and Trinidad. We generated 80%, 90% and 87% of our consolidated operating revenue, business unit operating income and business unit adjusted EBITDAR, respectively, from operations outside of the U.S. during the Current Period.

We conduct our business in one segment: Helicopter Services. The Helicopter Services segment operations are conducted primarily through five business units:

•	Europe,

•	West Africa,

•	North America,

•	Australia, and

•	Other International.

We provide helicopter services to a broad base of major integrated, national and independent offshore energy companies. Our clients charter our helicopters primarily to transport personnel between onshore bases and offshore production platforms, drilling rigs and other installations. To a lesser extent, our clients also charter our helicopters to transport time-sensitive equipment to these offshore locations. In addition to our primary Helicopter Services operations, we also operate a training business unit, Bristow Academy, and provide technical services to clients in the U.S. and U.K. As of December 31, 2012, we operated 356 aircraft (including 295 owned aircraft and 61 leased aircraft; 17 of the owned aircraft are held for sale) and our unconsolidated affiliates operated 200 aircraft in addition to those aircraft leased from us.

The chart below presents (1) the number of helicopters in our fleet and their distribution among the business units of our Helicopter Services segment as of December 31, 2012; (2) the number of helicopters which we had on order or under option as of December 31, 2012; and (3) the percentage of operating revenue which each of our business units provided during the Current Period. For additional information regarding our commitments and options to acquire aircraft, see Note 6 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

		Aircraft in Consolidated Fleet
	Percentage of Current Period Operating Revenue	Helicopters
		Small	Medium	Large	Training	Fixed Wing		Unconsolidated Affiliates (3)
							Total (1)(2)		Total
Europe	37%	—	12	48	—	—	60	64	124
West Africa	21%	9	25	6	—	3	43	—	43
North America	17%	66	24	10	—	—	100	—	100
Australia	12%	2	10	13	—	—	25	—	25
Other International	10%	3	33	14	—	—	50	136	186
Corporate and other	3%	—	—	—	78	—	78	—	78

Total	100%	80	104	91	78	3	356	200	556

Aircraft not currently in fleet: (4)
On order		—	10	27	—	—	37
Under option		—	28	37	—	—	65

(1)	Includes 17 aircraft held for sale and 61 leased aircraft as follows:

	Held for Sale Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Training	Fixed Wing	Total
Europe	—	2	2	—	—	4
West Africa	—	1	—	—	—	1
North America	—	—	—	—	—	—
Australia	—	4	—	—	—	4
Other International	—	8	—	—	—	8
Corporate and other	—	—	—	—	—	—

Total	—	15	2	—	—	17

	Leased Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Training	Fixed Wing	Total
Europe	—	—	10	—	—	10
West Africa	—	1	—	—	—	1
North America	1	11	2	—	—	14
Australia	2	—	3	—	—	5
Other International	—	—	—	—	—	—
Corporate and other	—	—	—	31	—	31

Total	3	12	15	31	—	61

(2)	The average age of our fleet, excluding training aircraft, was 11 years as of December 31, 2012.
(3)	The 200 aircraft operated by our unconsolidated affiliates do not include those aircraft leased from us.
(4)	This table does not reflect aircraft which our unconsolidated affiliates may have on order or under option.

The commercial aircraft in our consolidated fleet represented in the above chart are our primary source of revenue. To normalize the consolidated operating revenue of our fleet for the different revenue productivity and cost of our commercial aircraft, we developed a common weighted factor that combines large, medium and small aircraft into a combined standardized number of revenue producing commercial aircraft assets. We call this measure Large AirCraft Equivalent (“LACE”). Our large, medium and small aircraft are weighted as 100%, 50%, and 25%, respectively, to arrive at a single LACE number, which excludes Bristow Academy aircraft, fixed wing aircraft, affiliate aircraft, aircraft held for sale and aircraft construction in process. We divide our operating revenue from commercial contracts, which excludes operating revenue from affiliates and reimbursable revenue, by LACE to develop a LACE rate, which is a standardized rate, similar to a day rate, on which we disclose results and provide guidance. Our Current Period number of LACE aircraft is 154 and our historical LACE and LACE rate is as follows:

	Current Period	Fiscal Year Ended March 31,
		2012	2011	2010	2009	2008
LACE	154	149	153	159	164	161
LACE Rate (in millions)	$8.49	$7.89	$7.15	$6.49	$6.14	$5.72

The following table presents the percentage of LACE leased as of December 31, 2012:

Europe	20%
West Africa	2%
North America	20%
Australia	21%
Other International	0%
Total	14%

Our Strategy

Our goal is to strengthen our position as a leading helicopter services provider to the offshore energy industry. We intend to employ the following well defined business/commercial and capital allocation strategies to achieve this goal:

Business/Commercial Strategy

•

Be the preferred provider of helicopter services. We position our business to be the preferred provider of helicopter services by maintaining strong relationships with our clients and providing safe and high-quality service. In order to create differentiation and add value to our clients, we focus on enhancing our value to our clients through the initiatives of “Target Zero Accidents,” “Target Zero Downtime” and “Target Zero Complaints,” which comprise our “Bristow Client Promise” program. This program is designed to deliver continuous improvement in all these important areas and demonstrate our commitment to providing higher hours of zero-accident flight time with on-time and up-time helicopter transportation service. We maintain relationships with our clients’ field operations and corporate management that we believe help us better anticipate client needs and provide our clients with the right aircraft in the right place at the right time, which in turn allows us to better manage our fleet utilization and capital investment program. We also leverage our close relationships with our clients to establish mutually beneficial operating practices and safety standards worldwide. By applying standardized first-rate operating and safety practices across our global operations, we seek to provide our clients with consistent, high-quality service in each of their areas of operation. By better understanding and delivering on our clients’ needs with our global operations and safety standards, we believe we effectively compete against other helicopter service providers based on aircraft availability, client service, safety and reliability, and not just price.

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

Capital Allocation Strategy

Our capital allocation strategy is based on three principles as follows:

•

Prudent balance sheet management. Throughout our corporate and business unit management, we proactively manage our capital allocation plan with a focus on achieving business growth and improving rates of return, within the dictates of prudent balance sheet management. In addition to cash flow generated from operations, we maintain adequate liquidity and intend to manage our capital structure relative to our commitments with external financings when necessary and through the use of operating leases for 20-30% of our LACE. During fiscal year 2012, we initiated a new financing strategy whereby we are now using operating leases to a larger extent than in the past. As of December 31, 2012, aircraft under operating leases account for 14% of our LACE. Our adjusted debt to total equity ratio and total liquidity were 78.1% and $431.3 million, respectively, as of December 31, 2012 and 70.8% and $401.6 million, respectively, as of March 31, 2012. Adjusted debt includes the net present value of operating leases totaling $243.9 million and $190.2 million, respectively, letters of credit, bank guarantees and financial guarantees totaling $2.6 million and $17.5 million, respectively, and the unfunded pension liability of $115.7 million and $111.7 million, respectively, as of December 31 and March 31, 2012.

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

•

Balanced shareholder return. We believe our liquidity position and cash flows from operations will be adequate to finance operating and maintenance capital expenditures, so we have considered our capital deployment alternatives for the future to deliver a more balanced return to our shareholders. On January 31, 2013, our board of directors approved our eighth consecutive quarterly dividend. Also, on November 2, 2011, our board of directors authorized the expenditure of up to $100 million to repurchase shares of our Common Stock within 12 months from that date, of which $25.1 million was spent in December 2011. On November 2, 2012, our board of directors extended the date to repurchase shares of our Common Stock by 12 months and increased the remaining repurchase amount to $100 million, of which an additional $1.2 million was spent in November 2012. For additional information on our repurchases of Common Stock, see Note 9 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report and “Share Repurchases” in Note 11 to the fiscal year 2012 Financial Statements. The timing and method of any repurchases under the program will depend on a variety of factors, is subject to our results of operations, financial condition, cash requirements, and other factors and restrictions under applicable law and our debt instruments, and may be suspended or discontinued at any time.

Market Outlook

Our core business is providing helicopter services to the worldwide oil and gas industry. Our global operations and critical mass of helicopters provide us with geographic and client diversity which helps mitigate risks associated with a single market or client.

Our clients’ operating expenditures in the production sector are the principal source of our revenue, while their exploration and development capital expenditures provide a lesser portion of our revenue. Our clients typically base their capital expenditure budgets on their long-term commodity price expectations and not exclusively on the current spot price. In 2009, the credit, equity and commodity markets were quite volatile causing many of our oil and gas company clients to reduce capital spending plans and defer projects. Growing confidence among our clients has led to increased capital expenditure budgets resulting in some larger projects moving ahead that were previously on hold. This led to the recovery in fiscal year 2011 financial performance and continued growth in fiscal year 2012 and into fiscal year 2013.

While we are cautiously optimistic that economic conditions will continue to recover over the last quarter of fiscal year 2013 and into fiscal year 2014, we continue to seek ways to operate more efficiently and work with our clients to improve the efficiency of their operations. These efficiency gains combined with continued economic recovery should lead to expansion of our business with increased demand in many of our core markets.

Recent Events

In early October 2012, we completed the acquisition of 40 newly issued Class B shares (“Class B Shares”) in the capital of Cougar Helicopters Inc. (“Cougar”), the largest offshore energy and SAR helicopter service provider in Canada, and certain aircraft and facilities used by Cougar in its operations, for $250 million, of which $23.8 million had been previously paid for an aircraft and certain other advances, resulting in a net cash outlay of $226.2 million. Cougar’s operations are primarily focused on serving the offshore oil and gas industry off Canada’s Atlantic coast and in the Arctic. The operating assets purchased include eight Sikorsky S-92 large helicopters, inventory and helicopter passenger, maintenance and search and rescue (“SAR”) facilities located in St. John’s, Newfoundland and Labrador and Halifax, Nova Scotia. The purchased aircraft and facilities are leased to Cougar on a long-term basis. The Class B Shares represent 25% of the voting power and 40% of the economic interests in Cougar. Additionally, the terms of the purchase agreement include a potential earn-out of $40 million payable over three years based on Cougar achieving certain agreed performance targets.

On October 22, 2012, an incident occurred with a Eurocopter EC225 Super Puma helicopter operated by another helicopter company, which resulted in a controlled ditching on the North Sea, south of the Shetland Isles, U.K. Following the ditching, all 19 passengers and crew were recovered safely and without injuries.

Related to this incident, the Civil Aviation Authorities (“CAAs”) in the U.K. and Norway issued safety directives in October 2012, requiring operators to suspend operations of the affected aircraft. As a result, we will not be operating a total of sixteen large Eurocopter aircraft until further notice: twelve in the U.K. (one of which was delivered in the Current Quarter), three in Australia and one in Norway. Our other commercial aircraft continue to operate globally.

In order to mitigate the impact on our clients, we have increased utilization of other in-region aircraft, implemented contingency plans designed to return to service previously stored Eurocopter AS332L helicopters not affected by the CAA safety directives and entered into an agreement on November 7, 2012 to purchase ten Sikorsky S-92 large aircraft with options for 16 more.

Currently, no contracts have been cancelled and we believe we have the contractual right to continue to receive the monthly standing charges billed to our clients. However, in certain instances we are not receiving payment for the monthly standing charges in a timely manner and are currently in discussions with our clients regarding these charges. While the lack of timely payment of these monthly standing charges did not have a material impact on the results of operations for the three or nine months ended December 31, 2012, we are currently unable to determine whether the October 22nd incident and the resulting actions taken by the CAAs could have a material adverse effect on our future business, financial condition or results of operations.

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

The limited availability of some new aircraft models and the need throughout the industry to retire many of the older aircraft in the worldwide fleet is a driver for our industry. Currently manufacturers have some available aircraft; however, there are some constraints on supply of new large aircraft. These constraints are further complicated by the incident and actions taken related to, and uncertainty surrounding, the EC225 Super Puma helicopters discussed above.

Selected Regional Perspectives

In July 2012, we announced that we secured several major new multi-year contracts for the provision of a total of 20 large aircraft that are expected to generate in excess of $2 billion in revenue in Europe, Australia and Brazil. This contract work, with higher pricing and improved terms, is expected to commence over the period beginning in the Current Period through fiscal year 2015. Three of these aircraft started work under these contracts in the Current Period, ten aircraft are expected to commence work in fiscal year 2014 and seven aircraft are expected to commence work in fiscal year 2015.

In Europe, we are one of the final two bidders still participating in the tender process for the U.K.’s Department for Transport (“DfT”) SAR helicopter contract. That contract is for 10 to 12 years with aircraft operations beginning in calendar year 2015. DfT is expected to announce the contract award decision in April 2013.

Brazil continues to represent a significant part of our positive growth outlook. The ongoing growth in the pre-salt deepwater fields in Brazil along with the national mandate to significantly increase its production over the next five years and beyond will necessitate investment in infrastructure and associated services, particularly the addition of more offshore drilling rigs and production platforms. The Petrobras five year plan, approved by its board, demands helicopter fleet growth from 100 to 168 medium and large aircraft. Aircraft being procured in this market tend to be newer and more sophisticated which is aligned with both our “Client Promise” and Líder’s “Decolar” service differentiation programs. In the Current Period, Líder was awarded five-year contracts by Petrobras for five large aircraft. One of these aircraft is leased to Líder by us and began work in September 2012, three of the remaining four aircraft commenced work in late calendar year 2012 and the other is expected to start before April 2013. Continuing the fleet growth plan, Petrobras has recently released a new tender for multiple medium aircraft to start the second half of calendar year 2014 and early calendar year 2015.

As expected, Líder is performing better during the second half of fiscal year 2013 as new aircraft begin operating, as evidenced by higher earnings from unconsolidated affiliates; however, currency fluctuations continue to make it difficult to predict the earnings from our Líder investment. Earnings from unconsolidated affiliates, net of losses, on our condensed consolidated statements of income, is included in calculating adjusted net income and adjusted EBITDAR.

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

Results of Operations

The following table presents our operating results and other statement of income information for the applicable periods:

	Three Months Ended December 31,		Favorable (Unfavorable)
	2012	2011
	(In thousands, except per share amounts, percentages and flight hours)

Gross Revenue:
Operating revenue	$346,680	$296,701	$49,979	16.8%
Reimbursable revenue	41,789	34,634	7,155	20.7%

Total gross revenue	388,469	331,335	57,134	17.2%

Operating expense:
Direct cost	224,739	200,283	(24,456)	(12.2)%
Reimbursable expense	39,434	33,258	(6,176)	(18.6)%
Depreciation and amortization	24,867	22,709	(2,158)	(9.5)%
General and administrative	41,623	31,768	(9,855)	(31.0)%

	330,663	288,018	(42,645)	(14.8)%

Gain (loss) on disposal of assets	7,396	(2,865)	10,261	358.2%
Earnings from unconsolidated affiliates, net of losses	8,918	3,101	5,817	187.6%

Operating income	74,120	43,553	30,567	70.2%
Interest expense, net	(14,608)	(9,627)	(4,981)	(51.7)%
Extinguishment of debt	(14,932)	—	(14,932)	(100.0)%

Other income (expense), net	(106)	(323)	217	67.2%

Income before provision for income taxes	44,474	33,603	10,871	32.4%
Provision for income taxes	(7,788)	(7,118)	(670)	(9.4)%

Net income	36,686	26,485	10,201	38.5%
Net income attributable to noncontrolling interests	(294)	(953)	659	69.2%

Net income attributable to Bristow Group	$36,392	$25,532	$10,860	42.5%

Diluted earnings per common share	$1.00	$0.70	$0.30	42.9%
Operating margin (1)	21.4%	14.7%	6.7%	45.6%
Flight hours (2)	49,733	50,849	(1,116)	(2.2)%
Non-GAAP financial measures: (3)
Adjusted operating income	$66,724	$46,418	$20,306	43.7%
Adjusted operating margin (1)	19.2%	15.6%	3.6%	23.1%
Adjusted EBITDAR	$109,223	$81,769	$27,454	33.6%
Adjusted EBITDAR margin (1)	31.5%	27.6%	3.9%	14.1%
Adjusted net income	$42,632	$27,790	$14,842	53.4%
Adjusted diluted earnings per share	$1.17	$0.76	$0.41	53.9%

	Nine Months Ended December 31,		Favorable (Unfavorable)

	2012	2011
	(In thousands, except per share amounts, percentages and flight hours)

Gross Revenue:
Operating revenue	$993,285	$880,518	$112,767	12.8%
Reimbursable revenue	123,546	102,914	20,632	20.0%

Total gross revenue	1,116,831	983,432	133,399	13.6%

Operating expense:
Direct cost	672,002	600,540	(71,462)	(11.9)%
Reimbursable expense	118,240	99,162	(19,078)	(19.2)%
Impairment of inventories	—	24,610	24,610	100.0%
Depreciation and amortization	69,560	70,848	1,288	1.8%
General and administrative	114,308	100,716	(13,592)	(13.5)%

	974,110	895,876	(78,234)	(8.7)%

Loss on disposal of assets	819	(3,060)	3,879	126.8%
Earnings from unconsolidated affiliates, net of losses	17,901	5,057	12,844	254.0%

Operating income	161,441	89,553	71,888	80.3%
Interest expense, net	(31,628)	(27,717)	(3,911)	(14.1)%

Extinguishment of debt	(14,932)	—	(14,932)	(100.0)%

Other income (expense), net	(1,255)	608	(1,863)	(306.4)%

Income before provision for income taxes	113,626	62,444	51,182	82.0%
Provision for income taxes	(22,310)	(11,779)	(10,531)	(89.4)%

Net income	91,316	50,665	40,651	80.2%
Net income attributable to noncontrolling interests	(1,594)	(1,377)	(217)	(15.8)%

Net income attributable to Bristow Group	$89,722	$49,288	$40,434	82.0%

Diluted earnings per common share	$2.45	$1.34	$1.11	82.8%
Operating margin (1)	16.3%	10.2%	6.1%	59.8%
Flight hours (2)	159,899	160,910	(1,011)	(0.6)%
Non-GAAP financial measures: (3)
Adjusted operating income	$160,000	$119,900	$40,100	33.4%
Adjusted operating margin (1)	16.1%	13.6%	2.5%	18.4%
Adjusted EBITDAR	$277,950	$220,029	$57,921	26.3%
Adjusted EBITDAR margin (1)	28.0%	25.0%	3.0%	12.0%
Adjusted net income	$101,304	$71,089	$30,215	42.5%
Adjusted diluted earnings per share	$2.77	$1.93	$0.84	43.5%

(1)

Operating margin is calculated as operating income divided by operating revenue. Adjusted operating margin is calculated as adjusted operating income divided by operating revenue. Adjusted EBITDAR margin is calculated as adjusted EBITDAR divided by operating revenue.

(2)	Excludes flight hours from Bristow Academy and unconsolidated affiliates.

(3)

These financial measures have not been prepared in accordance with generally accepted accounting principles (“GAAP”) and have not been audited or reviewed by our independent auditor. These financial measures are therefore considered non-GAAP financial measures. Adjusted EBITDAR is calculated by taking our net income and adjusting for interest expense, depreciation and amortization, rent expense (included as a component of direct cost and general and administrative expense), provision for income taxes, gain (loss) on disposal of assets and any special items during the reported periods. See further discussion of our use of the adjusted EBITDAR metric below. Adjusted operating income, adjusted net income and adjusted diluted earnings per share are each adjusted for gain (loss) on disposal of assets and any special items during the reported periods. As discussed below, management believes these non-GAAP financial measures provide meaningful supplemental information regarding our results of operations. A description of the adjustments to and reconciliations of these non-GAAP financial measures to the most comparable GAAP financial measures is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Adjusted operating income	$66,724	$46,418	$160,000	$119,900
Gain (loss) on disposal of assets	7,396	(2,865)	819	(3,060)
Special items	—	—	622	(27,287)

Operating income	$74,120	$43,553	$161,441	$89,553

Adjusted EBITDAR	$109,223	$81,769	$277,950	$220,029
Gain (loss) on disposal of assets	7,396	(2,865)	819	(3,060)
Special items	(14,932)	—	(14,310)	(24,610)
Depreciation and amortization	(24,867)	(22,709)	(69,560)	(70,848)
Rent expense	(17,604)	(12,836)	(49,160)	(30,897)
Interest expense	(14,742)	(9,756)	(32,113)	(28,170)
Provision for income taxes	(7,788)	(7,118)	(22,310)	(11,779)

Net income	$36,686	$26,485	$91,316	$50,665

Adjusted net income	$42,632	$27,790	$101,304	$71,089
Gain (loss) on disposal of assets (i)	6,101	(2,258)	658	(2,482)
Special items (i)	(12,341)	—	(12,240)	(19,319)

Net income attributable to Bristow Group	$36,392	$25,532	$89,722	$49,288

Adjusted diluted earnings per share	$1.17	$0.76	$2.77	$1.93
Gain (loss) on disposal of assets (i)	0.17	(0.06)	0.02	(0.07)
Special items (i)	(0.34)	—	(0.33)	(0.53)
Diluted earnings per share	1.00	0.70	2.45	1.34

(i)

These amounts are presented after applying the appropriate tax effect to each item and dividing by the weighted average shares outstanding during the related period to calculate the earnings per share impact.

Management believes that adjusted operating income, adjusted EBITDAR, adjusted net income and adjusted diluted earnings per share (collectively, the “Non-GAAP measures”) provide relevant and useful information, which is widely used by analysts, investors and competitors in our industry as well as by our management in assessing both consolidated and business unit performance.

Adjusted operating income provides us with an understanding of the results from the primary operations of our business by excluding asset disposition effects and special items that do not reflect the ordinary earnings of our helicopter services operations. We believe that this measure is a useful supplemental measure because operating income includes asset disposition effects and special items, and inclusion of these items does not reflect the normal earnings of our business.

Adjusted EBITDAR provides us with an understanding of one aspect of earnings before the impact of investing and financing transactions and income taxes. Additionally, we believe that adjusted EBITDAR provides us with a useful supplemental measure of our operational performance by excluding the financing decisions we make regarding aircraft purchasing or leasing decisions. Adjusted EBITDAR should not be considered as a measure of discretionary cash available to us to invest in the growth of our business.

Adjusted net income and adjusted diluted earnings per share present our consolidated results excluding asset dispositions and special items that do not reflect the ordinary earnings of our helicopter services operations. We believe that these measures are useful supplemental measures because net income and diluted earnings per share include asset disposition effects and special items, and inclusion of these items does not reflect the predictive ongoing operational earnings of our business.

The Non-GAAP measures are not calculated or presented in accordance with GAAP and other companies in our industry may calculate these measures differently than we do. As a result, these financial measures have limitations as analytical and comparative tools and you should not consider these items in isolation, or as a substitute for analysis of our results as reported under GAAP. In calculating these financial measures, we make certain adjustments that are based on assumptions and estimates that may prove to be inaccurate. In addition, in evaluating these financial measures, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation. Our presentation of the Non-GAAP measures should not be construed as an inference that our future results will be unaffected by unusual or special items.

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

The following presents business unit adjusted EBITDAR and adjusted EBITDAR margin discussed in “Business Unit Operating Results”, and consolidated adjusted EBITDAR and adjusted EBITDAR margin for the three and nine months ended December 31, 2012 and 2011:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
	(In thousands, except percentages)
Europe	$49,095	$32,802	$132,004	$104,192
West Africa	26,826	24,846	65,286	61,935
North America	17,279	6,267	41,246	22,382
Australia	11,351	7,885	32,442	20,563
Other International	17,814	17,800	43,529	41,132
Corporate and other	(13,142)	(7,831)	(36,557)	(30,175)

Consolidated adjusted EBITDAR	$109,223	$81,769	$277,950	$220,029

Europe	39.5%	30.7%	35.4%	31.7%
West Africa	35.0%	37.2%	31.4%	34.4%
North America	29.1%	14.8%	24.4%	16.7%
Australia	27.3%	23.5%	27.5%	19.6%
Other International	55.7%	47.8%	44.7%	38.5%
Consolidated adjusted EBITDAR margin	31.5%	27.6%	28.0%	25.0%

Current Quarter Compared to Comparable Quarter

Our results for the Current Quarter included a $57.1 million or 17% increase in gross revenue over the Comparable Quarter primarily resulting from:

•	The addition of eight aircraft operating in Canada that contributed $13.8 million in operating revenue ($8.2 million in North America and $5.6 million in Corporate and other),

•

Increases in operating revenue in Europe of $17.6 million, Australia of $8.1 million, West Africa of $9.7 million and the U.S. Gulf of Mexico of $9.0 million, each primarily related to the addition of new contracts and improvements in pricing,

•	An increase in reimbursable revenue of $7.2 million (primarily in Europe, West Africa and Australia), and

•	A favorable impact from changes in foreign currency exchange rates that increased gross revenue by $2.9 million (primarily in Europe), which was partially offset by:

•	A decrease in operating revenue in our Other International business unit of $5.2 million as a result of the end of short-term contracts and a decline in activity in certain markets.

The significant increase in earnings from unconsolidated affiliates relates primarily to improvement in earnings from our investment in Líder in Brazil, which increased from a loss of $0.4 million in the Comparable Quarter to earnings of $4.2 million in the Current Quarter. $1.7 million of this improvement resulted from the impact of foreign currency exchange rate changes as the value of the Brazilian real has fluctuated significantly relative to the U.S. dollar, from an average of 0.5575 Brazilian real to U.S. dollar in the Comparable Quarter to 0.4865 Brazilian real to U.S. dollar in the Current Quarter. The remaining increase in earnings from Líder is primarily due to additional aircraft on contract in the Current Quarter.

Additionally, we recognized a gain on disposal of assets in the Current Quarter of $7.4 million compared to a loss on disposal of assets in the Comparable Quarter of $2.9 million. The Current Quarter includes the reversal of previously recorded impairment charges of $3.5 million as we reclassified two large Eurocopter AS332L aircraft from held for sale to aircraft and equipment as they were returned to operational status as a result of the issues associated with Eurocopter EC225 Super Puma helicopters.

The year-over-year improvement in operating income driven primarily by the items discussed above was partially offset by the following:

•	A $9.9 million increase in general and administrative expense, primarily resulting from an increase in incentive compensation as a result of our stock price out-performing our peers,

•	An increase in salaries and benefits of $8.6 million and maintenance expense of $7.7 million due to an increase in activity in certain markets and the addition of aircraft operating in Canada,

•

Increased rent expense of $4.8 million resulting from increased leasing of aircraft under operating leases as discussed under “– Executive Overview – Our Strategy – Capital Allocation Strategy” included elsewhere in this Quarterly Report, and

•

A $1.3 million allowance for doubtful accounts recorded for accounts receivable due from ATP Oil and Gas Corporation (“ATP”), a client in the U.S. Gulf of Mexico, which is subject to a disgorgement agreement entered into in connection with ATP’s bankruptcy.

As a result of the year-over-year improvement in operating income, net income and diluted earnings per share also increased over the Comparable Quarter. This improvement was partially offset by the impact of the early retirement of the 7  1/2% Senior Notes due 2017 (“7  1/2% Senior Notes”) and partial repayment of the $225 million term loan. During the Current Quarter, we incurred $14.9 million in premium and fees for the cash tender offer and redemption of the $350 million outstanding principal amount of our 7  1/2% Senior Notes, which is included in extinguishment of debt on our condensed consolidated statements of income. Additionally, we wrote-off $2.9 million of unamortized deferred financing fees related to the 7  1/2% Senior Notes, which was included in interest expense on our condensed consolidated statements of income. On October 1, 2012, we entered into a senior secured 364-day term loan credit agreement (the “364-Day Credit Agreement”) which provided for the $225 million term loan (the “364-Day Term Loan”). Proceeds from the 364-Day Term Loan were used to finance the purchase of the Class B Shares of Cougar and certain aircraft, facilities and inventory used by Cougar in its operations. During the Current Quarter, we repaid $115.0 million on our 364-Day Credit Agreement and wrote-off $1.5 million of deferred financing fees included in interest expense on our condensed consolidated statement of income.

The 7  1/2% Senior Notes retirement (the redemption premium and write-off of deferred financing fees) and write-off of deferred financing fees for the 364-Day Term Loan have been identified as special items for the Current Quarter as they are not considered by management to be part of our normal operations when assessing and measuring the operational and financial performance of the organization. The impact of these items on our adjusted operating income, adjusted EBITDAR, adjusted net income and adjusted diluted earnings per share is as follows:

	Three Months Ended December 31, 2012
	Adjusted Operating Income	Adjusted EBITDAR	Adjusted Net Income	Adjusted Diluted Earnings Per Share
	(In thousands, except per share amounts)
7 1/2% Senior Notes retirement	$—	$14,932	$11,377	$0.31
364-Day Term Loan financing fees	—	—	964	0.03

Total special items	$—	$14,932	$12,341	0.34

Our results for the Comparable Quarter were not impacted by any special items.

After adjusting for the gain (loss) on disposal of assets in the Current Quarter and Comparable Quarter and the special items in the Current Quarter, we saw an improvement in the financial measures used by management to assess and measure our financial performance, including a 44% improvement in adjusted operating income, an improvement in adjusted operating margin from 15.6% to 19.2%, a 34% improvement in adjusted EBITDAR, an improvement in adjusted EBITDAR margin from 27.6% to 31.5%, a 53% improvement in adjusted net income and a 54% improvement in adjusted diluted earnings per share. This improvement was driven by strong revenue performance and the increase in earnings from unconsolidated affiliates in the Current Quarter, partially offset by the increases in salaries and benefits, maintenance expense, general and administrative expense, allowance for doubtful accounts and rent expense discussed above.

Current Period Compared to Comparable Period

Our results for the Current Period included a $133.4 million or 14% increase in gross revenue over the Comparable Period primarily resulting from:

•	The addition of eight aircraft operating in Canada that contributed $13.8 million in operating revenue ($8.2 million in North America and $5.6 million in Corporate and other),

•

Increases in operating revenue in Europe of $43.8 million, West Africa of $28.0 million, Australia of $13.3 million and the U.S. Gulf of Mexico of $25.6 million, each primarily related to the addition of new contracts and improvements in pricing, and

•	An increase in reimbursable revenue of $20.6 million (primarily in Europe, West Africa and Australia), which was partially offset by:

•	A decrease in operating revenue in our Other International business unit of $9.7 million as a result of the end of short-term contracts and a decline in activity in certain markets, and

•	An unfavorable impact from changes in foreign currency rates that decreased gross revenue by $12.5 million (primarily in Europe).

Operating income, net income and diluted earnings per share increased significantly over the Comparable Period primarily as a result of the year-over-year increase in operating revenue, a $12.8 million increase in earnings from unconsolidated affiliates and the inclusion of $27.3 million in non-cash impairment charges in the Comparable Period. The non-cash impairment charges consisted of the following:

•

A $24.6 million write-down of inventory spare parts to lower of cost or market in the Comparable Period as management had made the determination to operate certain types of aircraft for a shorter period than originally anticipated, and

•

An impairment charge of $2.7 million recorded in depreciation and amortization in the Comparable Period resulting from abandonment of certain assets located in Creole, Louisiana and used in our North America business unit as we ceased operations from that location.

The significant increase in earnings from unconsolidated affiliates relates primarily to an improvement in earnings from our investment in Líder in Brazil, which increased from a loss of $4.3 million in the Comparable Period to earnings of $8.8 million in the Current Period. $4.9 million of this improvement resulted from the impact of foreign currency exchange rate changes as the value of the Brazilian real has fluctuated significantly relative to the U.S. dollar, from an average of 0.6066 Brazilian real to U.S. dollar in the Comparable Period to 0.4977 Brazilian real to U.S. dollar in the Current Period. Additionally, earnings from unconsolidated affiliates were increased by $2.8 million in the Current Period as a result of the correction of a calculation error related to foreign currency derivative transactions impacting our earnings from Líder. The remaining increase in earnings from Líder is primarily due to additional aircraft on contract in the Current Period.

The year-over-year improvement in operating income, net income and diluted earnings per share was partially offset by the following:

•	A $13.6 million increase in general and administrative expense, primarily resulting from an increase in incentive compensation as a result of our stock price out-performing our peers,

•	An increase in salaries and benefits of $26.2 million due to increases in personnel and salary increases,

•

A $3.9 million allowance for doubtful accounts recorded for accounts receivable due from ATP, a client in the U.S. Gulf of Mexico, that is no longer considered probable of collection due to its filing for bankruptcy,

•	Severance costs of $2.2 million recorded in the Current Period related to termination of a contract in the Southern North Sea, and

•

Increased rent expense of $18.3 million resulting from increased leasing of aircraft under operating leases as discussed under “– Executive Overview – Our Strategy – Capital Allocation Strategy” included elsewhere in this Quarterly Report.

Net income and diluted earnings per share increased over the Comparable Period primarily due to the improvements in operating income, earnings from unconsolidated affiliates and inclusion of non-cash impairment charges in the Comparable Period partially offset by the early retirement of the 7  1/2% Senior Notes and partial repayment of the 364-Day Term Loan. See discussion of the early retirement of the 7  1/2% Senior Notes and partial repayment of the 364-Day Term Loan charges under “– Current Quarter Compared to Comparable Quarter.”

The correction of the calculation error related to Líder, the severance costs in the Southern North Sea, the 7  1/2% Senior Notes retirement (the redemption premium and write-off of deferred financing costs) and write-off of deferred financing fees for the 364-Day Term Loan have been identified as special items for the Current Period and the non-cash impairment charges related to inventory spare parts and the abandonment of assets at the Creole, Louisiana location discussed above have been identified as special items for the Comparable Period as they are not considered by management to be part of our normal and recurring operations when assessing and measuring the operational and financial performance of the organization. The impact of these items on our adjusted operating income, adjusted EBITDAR, adjusted net income and adjusted diluted earnings per share is as follows:

	Nine Months Ended December 31, 2012
	Adjusted Operating Income	Adjusted EBITDAR	Adjusted Net Income	Adjusted Diluted Earnings Per Share
	(In thousands, except per share amounts)
Líder correction	$(2,784)	$(2,784)	$(1,809)	$(0.05)
Severance costs for termination of a contract	2,162	2,162	1,708	0.05
7 1/2% Senior Notes retirement	—	14,932	11,377	0.31
364-Day Term Loan financing fees	—	—	964	0.03

Total special items	$(622)	$14,310	$12,240	0.33

	Nine Months Ended December 31, 2011

	Adjusted Operating Income	Adjusted EBITDAR	Adjusted Net Income	Adjusted Diluted Earnings Per Share
	(In thousands, except per share amounts)
Impairment of inventories	$24,610	$24,610	$17,579	$0.48
Impairment of assets in Creole, Louisiana	2,677	—	1,740	0.05

Total special items	$27,287	$24,610	$19,319	0.53

After adjusting for the loss on disposal of assets and the special items, we saw improvement in the financial measures used by management to assess and measure the financial performance of the organization, including a 33% improvement in adjusted operating income, an improvement in adjusted operating margin from 13.6% to 16.1%, a 26% improvement in adjusted EBITDAR, an improvement in adjusted EBITDAR margin from 25.0% to 28.0%, a 43% improvement in adjusted net income and a 44% improvement in adjusted diluted earnings per share. This improvement was driven by strong revenue performance and the increase in earnings from unconsolidated affiliates (excluding the calculation error) in the Current Period, partially offset by the increases in salaries and benefits, maintenance expense, general and administrative expense, allowance for doubtful accounts and rent expense discussed above.

Business Unit Operating Results

The following tables set forth certain operating information for the business units comprising our Helicopter Services segment. Intercompany lease revenue and expense are eliminated from our segment reporting, and depreciation expense of aircraft is presented in the segment that operates the aircraft.

Current Quarter Compared to Comparable Quarter

Set forth below is a discussion of the operations of our business units. Our consolidated results are discussed under “Results of Operations” above.

Europe

	Three Months Ended December 31,		Favorable (Unfavorable)

	2012	2011
	(In thousands, except percentages)
Operating revenue	$124,418	$106,837	$17,581	16.5%
Reimbursable revenue	$28,948	$27,692	$1,256	4.5%
Earnings from unconsolidated affiliates, net of losses	$4,458	$3,492	$966	27.7%
Operating income	$31,235	$20,792	$10,443	50.2%
Operating margin	25.1%	19.5%	5.6%	28.7%
Adjusted EBITDAR	$49,095	$32,802	$16,293	49.7%
Adjusted EBITDAR margin	39.5%	30.7%	8.8%	28.7%

The operations of our Europe business unit have expanded since the Comparable Quarter with the addition of seven large aircraft. These new aircraft, as well as an overall increase in activity with existing clients and under new contracts primarily in the Northern North Sea in the U.K. and in Norway, resulted in $5.4 million and $17.0 million, respectively, of increased revenue and were the primary contributors to the revenue growth in Europe in the Current Quarter. Additionally, gross revenue was positively impacted by changes in exchange rates that increased gross revenue by $1.8 million. These increases were partially offset by the loss of a contract in the Southern North Sea resulting in a $7.1 million decrease in revenue. The current restrictions on EC225 Super Puma helicopters did not have a material impact on our results in Europe for the Current Quarter. For further discussion of the twelve EC225 Super Puma helicopters operating in the U.K. (one of which was delivered in the Current Quarter) and one EC225 Super Puma operating in Norway, see “Executive Overview – Market Outlook” discussed elsewhere in this Quarterly Report.

Driven by the revenue growth in the Current Quarter, operating income and margin increased despite a $5.5 million increase in rent expense resulting from the execution of operating leases for six large aircraft in this market in late fiscal year 2012 and the Current Period. We expect our results in Europe to continue to be strong in future periods as a result of additional new contracts commencing and possible major contract awards. However, we are currently unable to determine the impact that could result from the restrictions on these EC225 Super Puma helicopters.

Adjusted EBITDAR and adjusted EBITDAR margin improved by 49.7% and 28.7%, respectively, in the Current Quarter compared to the Comparable Quarter. Adjusted EBITDAR excludes the impact of the increase in the number of aircraft on lease in the Current Quarter and reflects the overall growth in this business unit in terms of new contracts, increased pricing and utilization.

West Africa

	Three Months Ended
	December 31,		Favorable
	2012	2011	(Unfavorable)
	(In thousands, except percentages)
Operating revenue	$76,541	$66,866	$9,675	14.5%
Reimbursable revenue	$4,629	$3,001	$1,628	54.2%
Operating income	$22,883	$18,130	$4,753	26.2%
Operating margin	29.9%	27.1%	2.8%	10.3%
Adjusted EBITDAR	$26,826	$24,846	$1,980	8.0%
Adjusted EBITDAR margin	35.0%	37.2%	(2.2)%	(5.9)%

The increase in operating revenue for West Africa in the Current Quarter is due to increased pricing resulting in an increase in revenue of $7.4 million and increased ad hoc flying in addition to flying under new contracts resulting in a $4.5 million increase in revenue. $1.6 million of the increase related to pricing increases obtained in the Current Quarter related to prior periods. Additionally, gross revenue was positively impacted by an increase in reimbursable revenue of $1.6 million. These increases were partially offset by the impact of the loss of contracts totaling $2.5 million.

Operating income, operating margin and adjusted EBITDAR increased in the Current Quarter due to the increase in revenue and a $2.6 million decrease in lease costs partially offset by an increase in salaries and maintenance expense of $6.4 million. Adjusted EBITDAR margin decreased by 2.2% due to the increase in salaries and maintenance expense.

As previously discussed, we have seen recent changes in the West Africa market as a result of new competitors entering this market. Additionally, increasingly active trade unions, changing regulations and the changing political environment have made and are expected to continue to make our operating results from Nigeria unpredictable.

North America

	Three Months Ended
	December 31,		Favorable
	2012	2011	(Unfavorable)
	(In thousands, except percentages)
Operating revenue	$59,327	$42,430	$16,897	39.8%
Reimbursable revenue	$256	$314	$(58)	(18.5)%
Operating income	$8,560	$1,834	$6,726	366.7%
Operating margin	14.4%	4.3%	10.1%	234.9%
Adjusted EBITDAR	$17,279	$6,267	$11,012	175.7%
Adjusted EBITDAR margin	29.1%	14.8%	14.3%	96.6%

We had new contracts and more activity with medium and large aircraft in our operations in the U.S. Gulf of Mexico since the Comparable Quarter. This shift toward larger, more profitable aircraft, as well as increased pricing, led to the increase in operating revenue in the Current Quarter of $13.3 million despite no significant change in overall flight hours. Additionally, during the Current Quarter we acquired eight aircraft that are operated by Cougar in Canada which resulted in an increase in revenue of $8.2 million. Operating revenue was also positively impacted by the continuing gradual recovery from the impact of permitting delays from new regulations in the U.S. Gulf of Mexico. These increases were partially offset by the end of short-term contracts totaling $3.7 million.

During the Current Quarter, we recorded a bad debt allowance of $1.3 million for accounts receivable from ATP which is subject to a disgorgement agreement entered into in connection with ATP’s bankruptcy. Excluding this allowance, operating margin and adjusted EBITDAR margin for the Current Quarter would have been 16.6% and 31.3%, respectively.

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

Australia

	Three Months Ended
	December 31,		Favorable
	2012	2011	(Unfavorable)
	(In thousands, except percentages)
Operating revenue	$41,554	$33,490	$8,064	24.1%
Reimbursable revenue	$6,712	$2,579	$4,133	160.3%
Operating income	$6,237	$3,139	$3,098	98.7%
Operating margin	15.0%	9.4%	5.6%	59.6%
Adjusted EBITDAR	$11,351	$7,885	$3,466	44.0%
Adjusted EBITDAR margin	27.3%	23.5%	3.8%	16.2%

Operating revenue for Australia increased due to a 34% increase in flight activity from the addition of new contracts and an increase in ad hoc work, which resulted in an increase in revenue of $14.9 million. Additionally, reimbursable revenue increased $4.1 million in the Current Period. These increases were partially offset by the impact of reduced activity and contract cessations totaling $7.6 million.

Operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin improved significantly mostly due to the increase in revenue while operating expense increases were controlled.

In July 2012, INPEX Corporation (“INPEX”) awarded Bristow a ten-year contract for up to six EC225 large helicopters to support drilling, development and production operations on the Ichthys Project. INPEX also has an option to add a long-term SAR aircraft. This new contract is scheduled to begin in fiscal year 2014 and reinforces our long term commitment to the Australian market.

We have three EC225 Super Puma helicopters operating in Australia affected by the restrictions discussed under “Executive Overview – Market Outlook” included elsewhere in this Quarterly Report. The restrictions had no material impact on our results in Australia in the Current Quarter as we were able to increase utilization of other in-region aircraft. We are currently unable to determine the impact that could result from these restrictions in future periods.

Other International

	Three Months Ended
	December 31,		Favorable
	2012	2011	(Unfavorable)
	(In thousands, except percentages)
Operating revenue	$31,983	$37,207	$(5,224)	(14.0)%
Reimbursable revenue	$113	$968	$(855)	(88.3)%
Earnings from unconsolidated affiliates, net of losses	$4,460	$(391)	$4,851	*
Operating income	$13,754	$12,453	$1,301	10.4%
Operating margin	43.0%	33.5%	9.5%	28.4%
Adjusted EBITDAR	$17,814	$17,800	$14	0.1%
Adjusted EBITDAR margin	55.7%	47.8%	7.9%	16.5%

*	percentage change not meaningful

Operating revenue for Other International decreased due to the end of short-term contracts in Guyana ($2.6 million), the Baltic Sea ($1.4 million), Bangladesh ($1.2 million) and Equatorial Guinea ($0.9 million) and a decline in aircraft on contract in Malaysia ($1.5 million) and Mexico ($0.8 million), partially offset by increased activity in Brazil ($1.8 million) and Trinidad ($1.6 million).

Operating income, operating margin and adjusted EBITDAR margin increased primarily due to an increase of $4.9 million in earnings from unconsolidated affiliates, net of losses, partially offset by the decline in operating revenue. Adjusted EBITDAR remained mostly unchanged.

Earnings from unconsolidated affiliates, net of losses increased primarily due to an increase in earnings from our investment in Líder of $4.2 million in the Current Quarter from a loss of $0.4 million during the Comparable Quarter. See further discussion of our investment in Líder and expected market growth in Brazil in “Executive Overview – Market Outlook” and “– Current Quarter Compared to Comparable Quarter” included elsewhere in this Quarterly Report.

Corporate and Other

	Three Months Ended
	December 31,		Favorable
	2012	2011	(Unfavorable)
	(In thousands, except percentages)
Operating revenue	$13,786	$10,261	$3,525	34.4%
Reimbursable revenue	$1,131	$81	$1,050	*
Operating loss	$(15,945)	$(9,930)	$(6,015)	(60.6)%
Adjusted EBITDAR	$(13,142)	$(7,831)	$(5,311)	(67.8)%

*	percentage change not meaningful

Corporate and other includes our Bristow Academy business unit, technical services business and corporate costs that have not been allocated out to other business units.

Operating revenue increased primarily due to the addition of support fees for new helicopters operating in Canada of $5.6 million, partially offset by a decrease in revenue at Bristow Academy of $1.5 million as a result of a decrease in military training.

Corporate operating expense primarily represents costs of our corporate office and other general and administrative costs not allocated to our business units. Operating loss increased primarily due to an increase in salaries and incentive compensation of $4.2 million during the Current Quarter including an additional $1.6 million of expense related to our performance cash compensation plan for senior management in the Current Quarter compared to expense of $0.4 million recorded in the Comparable Quarter as our stock price performance has improved significantly.

Interest Expense, Net

	Three Months Ended
	December 31,		Favorable
	2012	2011	(Unfavorable)
	(In thousands, except percentages)
Interest income	$134	$129	$5	3.9%
Interest expense	(10,061)	(9,865)	(196)	(2.0)%
Amortization of debt discount	(891)	(841)	(50)	(5.9)%
Amortization of debt fees	(5,365)	(432)	(4,933)	*
Capitalized interest	1,575	1,382	193	14.0%

Interest expense, net	$(14,608)	$(9,627)	$(4,981)	(51.7)%

*	percentage change not meaningful

The increase in interest expense, net in the Current Quarter is primarily due to the write-off of deferred financing fees related to our 7  1/2% Senior Notes and 364-Day Term Loan totaling $4.4 million and the reversal of the $0.3 million premium on our 7  1/2% Senior Notes as a result of the early retirement of these notes.

Extinguishment of debt

Extinguishment of debt includes $14.9 million in premium and fees as a result of the tender offer for and early redemption of the 7  1/2% Senior Notes during the Current Quarter.

Other Income (Expense), Net

	Three Months Ended
	December 31,		Favorable
	2012	2011	(Unfavorable)
	(In thousands, except percentages)
Foreign currency losses	$(80)	$(412)	$332	80.6%
Other	(26)	89	(115)	(129.2)%

Other income (expense), net	$(106)	$(323)	$217	67.2%

Other income (expense), net decreased primarily due to a number of small income items that occurred in the Comparable Quarter while the Current Quarter included only a small loss related to changes in foreign currency exchange rates.

Taxes

	Three Months Ended
	December 31,		Favorable
	2012	2011	(Unfavorable)
	(In thousands, except percentages)
Effective tax rate	17.5%	21.2%	3.7%	17.5%
Net foreign tax on non-U.S. earnings	$6,381	$3,219	$(3,162)	(98.2)%
Benefit of foreign earnings indefinitely reinvested abroad	(16,500)	(10,062)	6,438	64.0%
Expense from change in tax contingency	30	900	870	96.7%

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

Current Period Compared to Comparable Period

Set forth below is a discussion of the operations of our business units. Our consolidated results are discussed under “Results of Operations” above.

Europe

	Nine Months Ended
	December 31,		Favorable
	2012	2011	(Unfavorable)
	(In thousands, except percentages)
Operating revenue	$372,646	$328,827	$43,819	13.3%
Reimbursable revenue	$88,853	$80,461	$8,392	10.4%
Earnings from unconsolidated affiliates, net of losses	$8,832	$8,816	$16	0.2%
Operating income	$80,119	$67,627	$12,492	18.5%
Operating margin	21.5%	20.6%	0.9%	4.4%
Adjusted EBITDAR	$132,004	$104,192	$27,812	26.7%
Adjusted EBITDAR margin	35.4%	31.7%	3.7%	11.7%

The operations of our Europe business unit have expanded since the Comparable Period with the addition of eight large aircraft. These new aircraft, as well as an overall increase in activity with existing clients and under new contracts primarily in the Northern North Sea in the U.K. and in Norway, resulted in $11.1 million and $48.5 million, respectively, of increased revenue and were the primary contributors to the revenue growth in Europe in the Current Period. Additionally, gross revenue was positively impacted by an increase in reimbursable revenue of $8.4 million. These increases were partially offset by the impact of changes in exchange rates that decreased gross revenue by $9.8 million and the loss of a contract in the Southern North Sea resulting in a $14.2 million decrease in revenue. For discussion of the twelve EC225 Super Puma helicopters operating in the U.K. and one EC225 Super Puma operating in Norway, see “Executive Overview – Market Outlook” and “— Current Quarter Compared to Comparable Quarter – Europe” included elsewhere in this Quarterly Report.

Despite the revenue growth in the Current Period, operating margin remained mostly unchanged due to a $13.0 million increase in rent expense primarily resulting from the execution of operating leases for six large aircraft in this market in late fiscal year 2012 and the Current Period and the incurrence of $2.2 million in severance costs related to the termination of a contract in the Southern North Sea.

Adjusted EBITDAR improved by $27.8 million or 27% in the Current Period and adjusted EBITDAR margin improved to 35.4% in the Current Period from 31.7% in the Comparable Period. Adjusted EBITDAR excludes the impact of the increase in the number of aircraft on lease and severance costs incurred in the Current Period, and reflects the overall growth in this business unit in terms of new contracts, increased pricing and utilization.

West Africa

	Nine Months Ended
	December 31,		Favorable
	2012	2011	(Unfavorable)
	(In thousands, except percentages)
Operating revenue	$208,169	$180,193	$27,976	15.5%
Reimbursable revenue	$11,672	$8,222	$3,450	42.0%
Operating income	$52,444	$45,481	$6,963	15.3%
Operating margin	25.2%	25.2%	—%	—%
Adjusted EBITDAR	$65,286	$61,935	$3,351	5.4%
Adjusted EBITDAR margin	31.4%	34.4%	(3.0)%	(8.7)%

We continued to experience strong levels of activity in the Current Period in West Africa with a 4% increase in flight hours over the Comparable Period. The increase in operating revenue in West Africa in the Current Period is due to an increase in flight hours from new contract and ad hoc work resulting in an $18.0 million increase in revenue and increased pricing resulting in a $13.6 million increase in revenue. Additionally, gross revenue was positively impacted by an increase in reimbursable revenue of $3.5 million. These increases were partially offset by the impact of the loss of contracts totaling $5.0 million.

The revenue increase translated into improvements in operating income and adjusted EBITDAR in the Current Period while operating margin remained flat and adjusted EBITDAR margin declined due to a higher level of salary costs and maintenance expense of $22 million. Maintenance expense increased primarily due to aircraft undergoing major maintenance during the Current Period.

For discussion of additional matters related to operations in West Africa, see “— Current Quarter Compared to Comparable Quarter – West Africa” included elsewhere in this Quarterly Report.

North America

	Nine Months Ended
	December 31,		Favorable
	2012	2011	(Unfavorable)
	(In thousands, except percentages)
Operating revenue	$168,934	$134,203	$34,731	25.9%
Reimbursable revenue	$930	$1,040	$(110)	(10.6)%
Operating income	$21,165	$5,989	$15,176	253.4%
Operating margin	12.5%	4.5%	8.0%	177.8%
Adjusted EBITDAR	$41,246	$22,382	$18,864	84.3%
Adjusted EBITDAR margin	24.4%	16.7%	7.7%	46.1%

We had new contracts and more activity with medium and large aircraft in our operations in the U.S. Gulf of Mexico since the Comparable Period. This shift toward larger, more profitable aircraft, as well as increased pricing, led to the increase in operating revenue in the Current Period of $38.0 million despite no significant change in overall flight hours. Additionally, during the Current Period we acquired eight aircraft operating in Canada which resulted in an increase in revenue of $8.2 million. Operating revenue was also positively impacted by the continuing gradual recovery from the impact of permitting delays from new regulations in the U.S. Gulf of Mexico. These increases were partially offset by the impact of the end of short-term contracts totaling $10.7 million.

During the Current Period, we recorded a bad debt allowance of $3.9 million for accounts receivable from ATP that are no longer considered probable of collection due to their filing for bankruptcy.

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

Australia

	Nine Months Ended
	December 31,		Favorable
	2012	2011	(Unfavorable)
	(In thousands, except percentages)
Operating revenue	$118,173	$104,879	$13,294	12.7%
Reimbursable revenue	$19,434	$10,043	$9,391	93.5%
Operating income	$19,575	$8,239	$11,336	137.6%
Operating margin	16.6%	7.9%	8.7%	110.1%
Adjusted EBITDAR	$32,442	$20,563	$11,879	57.8%
Adjusted EBITDAR margin	27.5%	19.6%	7.9%	40.3%

Operating revenue for Australia increased from the addition of new contracts and an increase in ad hoc work resulting in an increase in revenue of $38.0 million. Additionally, reimbursable revenue increased $9.4 million in the Current Period. These increases were partially offset by the impact of reduced activity and contract cessations totaling $24.2 million.

Operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin improved significantly mostly due to the increase in revenue while operating expense remained mostly flat, except for an increase in maintenance expense of $2.1 million. In the Comparable Period, we were incurring costs, including salaries and benefits, depreciation, insurance and lease costs for contracts that started during the second half of fiscal year 2012, primarily in the fourth quarter.

For discussion of additional matters related to operations in Australia, see “ — Current Quarter Compared to Comparable Quarter – Australia” included elsewhere in this Quarterly Report.

Other International

	Nine Months Ended
	December 31,		Favorable
	2012	2011	(Unfavorable)
	(In thousands, except percentages)
Operating revenue	$97,295	$106,947	$(9,652)	(9.0)%
Reimbursable revenue	$415	$2,842	$(2,427)	(85.4)%
Earnings from unconsolidated affiliates, net of losses	$9,069	$(3,766)	$12,835	340.8%
Operating income	$31,495	$26,452	$5,043	19.1%
Operating margin	32.4%	24.7%	7.7%	31.2%
Adjusted EBITDAR	$43,529	$41,132	$2,397	5.8%
Adjusted EBITDAR margin	44.7%	38.5%	6.2%	16.1%

Operating revenue for Other International decreased due to the end of short-term contracts in Guyana ($5.2 million), Baltic Sea ($4.1 million), Ghana ($1.5 million), Bangladesh ($1.1 million) and Equatorial Guinea ($0.9 million) and a decline in aircraft on contract in Mexico ($2.2 million) and Malaysia ($1.0 million), partially offset by increased activity in Trinidad ($4.1 million) and Brazil ($1.9 million).

Operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin increased primarily due to a $12.8 million increase in earnings from unconsolidated affiliates, net of losses, and increased activity in Brazil, partially offset by an increase in operating costs in Trinidad, a reduction in activity in Mexico and Malaysia and the end of short-term contracts in Suriname, the Baltic Sea, Ghana and Equatorial Guinea.

Earnings from unconsolidated affiliates, net of losses increased primarily due to an increase in earnings from our investment in Líder of $8.8 million in the Current Period from a loss of $4.3 million during the Comparable Period. See further discussion of our investment in Líder in “Executive Overview – Market Outlook” and “– Current Period Compared to Comparable Period” discussed elsewhere in this Quarterly Report.

Corporate and Other

	Nine Months Ended
	December 31,		Favorable
	2012	2011	(Unfavorable)
	(In thousands, except percentages)
Operating revenue	$30,023	$26,543	$3,480	13.1%
Reimbursable revenue	$2,242	$307	$1,935	*
Operating loss	$(44,176)	$(61,175)	$16,999	27.8%
Adjusted EBITDAR	$(36,557)	$(30,175)	$(6,382)	(21.1)%

*	percentage change not meaningful

Corporate and other includes our Bristow Academy business unit, technical services business and corporate costs that have not been allocated out to other business units.

Operating revenue increased primarily due to the addition of support fees for new helicopters operating in Canada of $5.6 million, partially offset by a decrease in revenue at Bristow Academy of $1.0 million as a result of a decrease in military training.

Corporate operating expense primarily represents costs of our corporate office and other general and administrative costs not allocated to our business units. Operating loss decreased primarily due to a $24.6 million write-down of inventory spare parts to lower of cost or market as management made the determination to operate certain types of aircraft for a shorter period than originally anticipated in the Comparable Period. This was partially offset by an increase in salaries and incentive compensation of $4.2 million including an additional $1.4 million of expense related to our performance cash compensation plan for senior management due to improved stock price performance in the Current Period.

Interest Expense, Net

	Nine Months Ended
	December 31,		Favorable
	2012	2011	(Unfavorable)
	(In thousands, except percentages)
Interest income	$485	$453	$32	7.1%
Interest expense	(27,988)	(28,507)	519	1.8%
Amortization of debt discount	(2,663)	(2,507)	(156)	(6.2)%
Amortization of debt fees	(6,242)	(1,279)	(4,963)	(388.0)%
Capitalized interest	4,780	4,123	657	15.9%

Interest expense, net	$(31,628)	$(27,717)	$(3,911)	(14.1)%

Interest expense, net increased due to the write-off of deferred financing fees related to our 7  1/2% Senior Notes and 364-Day Term Loan totaling $4.4 million partially offset by lower average borrowings on our Revolving Credit Facility in the Current Period and an increase in capitalized interest.

Extinguishment of Debt

Extinguishment of debt includes $14.9 million in redemption premium and fees as a result of the early redemption of the 7  1/2% Senior Notes during the Current Period.

Other Income (Expense), Net

	Nine Months Ended
	December 31,		Favorable
	2012	2011	(Unfavorable)
	(In thousands, except percentages)
Foreign currency losses	$(1,229)	$(257)	$(972)	*
Other	(26)	865	(891)	(103.0)%

Other income (expense), net	$(1,255)	$608	$(1,863)	*

*	percentage change not meaningful

Other income (expense), net decreased due to higher foreign currency losses in the Current Period versus the Comparable Period primarily resulting from fluctuations in exchange rates.

Taxes

	Nine Months Ended
	December 31,		Favorable
	2012	2011	(Unfavorable)
	(In thousands, except percentages)
Effective tax rate	19.6%	18.9%	(0.7)%	(3.7)%
Net foreign tax on non-U.S. earnings	$17,189	$7,831	$(9,358)	(119.5)%
Benefit of foreign earnings indefinitely reinvested abroad	(20,852)	(17,950)	2,902	16.2%
(Benefit) expense from change in tax contingency	(61)	2,448	2,509	102.5%
Benefit of foreign tax credit utilization	(6,070)	—	6,070	100.0%
Foreign statutory rate reduction	(1,706)	(3,189)	(1,483)	(46.5)%

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

Liquidity and Capital Resources

Cash Flows

Operating Activities

Net cash flows provided by operating activities totaled $202.7 million during the Current Period compared to $193.9 million during the Comparable Period. Changes in non-cash working capital generated $19.2 million and $29.0 million in cash flows from operating activities for the Current Period and Comparable Period, respectively.

Investing Activities

Cash flows used in investing activities were $347.6 million and $146.9 million for the Current Period and Comparable Period, respectively. Cash was used for capital expenditures as follows:

	Nine Months Ended
	December 31,
	2012	2011
Number of aircraft delivered:
Large	15	8
Fixed wing	—	1

Total aircraft	15	9

Capital expenditures (in thousands):
Aircraft and related equipment	$378,468	$237,101
Other	48,902	13,324

Total capital expenditures	$427,370	$250,425

In addition to these capital expenditures, investing cash flows were impacted by aircraft sales and investment in an unconsolidated affiliate. During the Current Period, we received proceeds of $55.4 million primarily from the sale or disposal of 16 aircraft and certain other equipment and received $75.5 million for the sale of three large aircraft which we subsequently leased back. During the Current Period, we paid $255.5 million (including $5.5 million for transaction costs) for the acquisition of 40 Class B shares in Cougar and certain aircraft, facilities and inventory used by Cougar in its operations. Of this $255.5 million amount, $190.9 million was for aircraft and facilities included in the table above, $13.4 million was for inventory and other current assets included in operating cash flows and $51.2 million for our investment in Class B shares of Cougar. During the Comparable Period, we received $23.1 million proceeds from the disposal of 15 aircraft and certain other equipment. Also, during the Comparable Period we received $9.1 million in insurance recoveries and $71.3 million for the sale of four aircraft that we subsequently leased back.

Financing Activities

Cash flows generated from financing activities were $104.5 million and $84.0 million during the Current Period and Comparable Period, respectively. During the Current Period, we received $225.0 million from borrowings under our 364-Day Credit Agreement, $450.0 million in proceeds from the issuance of our 6  1/4% Senior Notes and $11.5 million in proceeds from the issuance of our Common Stock issued upon exercise of stock options. Additionally, we used $549.2 million for the repayment of debt, $21.5 million for payment of dividends on our Common Stock, $10.3 million for debt issuance costs and $1.2 million for the repurchase of our Common Stock. During the Comparable Period, we received $109.3 million from borrowings on our Revolving Credit Facility, $50.0 million from borrowings under our Term Loan and $2.6 million for Common Stock issued upon exercise of stock options, and used $36.2 million for the repayment of debt and $0.3 million for the acquisition of 1% of Rotorwing Leasing Resources, L.L.C. Additionally, during the Comparable Period we paid dividends on our Common Stock totaling $16.2 million and used $25.1 million for the repurchase of our Common Stock.

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

The following tables summarize our significant contractual obligations and other commercial commitments on an undiscounted basis as of December 31, 2012 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings. Additional details regarding these obligations are provided in Note 8 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2012 Annual Report and in Note 6 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Payments Due by Period
		Three Months Ending March 31, 2013	Fiscal Year Ending March 31,
	Total		2014— 2015	2016— 2017	2018 and beyond	Other
	(In thousands)
Contractual obligations:
Long-term debt and short-term borrowings:
Principal (1)	$910,313	$4,688	$160,000	$180,625	$565,000	$—
Interest	304,202	10,466	72,862	64,037	156,837	—
Aircraft operating leases (2)	201,329	11,308	83,659	66,304	40,058	—
Other operating leases (3)	85,226	2,761	18,875	13,482	50,108	—
Pension obligations (4)	179,667	10,892	55,419	42,144	71,212	—
Aircraft purchase obligations (5)	679,234	136,336	498,545	44,353	—	—
Other purchase obligations (6)	30,220	30,220	—	—	—	—
Tax reserve (7)	1,462	—	—	—	—	1,462

Total contractual cash obligations	$2,391,653	$206,671	$889,360	$410,945	$883,215	$1,462

Other commercial commitments:
Letters of credit	$2,558	$731	$419	$1,408	$—	$—
Contingent consideration (8)	40,000	—	6,000	8,000	26,000	—
Other commitments (9)	46,000	—	46,000	—	—	—

Total commercial commitments	$88,558	$731	$52,419	$9,408	$26,000	$—

(1)	Excludes unamortized discount on the 3% Convertible Senior Notes of $9.7 million.
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
(4)

Represents expected funding for pension benefits in future periods. These amounts are undiscounted and are based on the expectation that the U.K. and Norway pensions will be fully funded in approximately six and ten years, respectively. As of December 31, 2012, we had recorded on our balance sheet a $115.7 million pension liability associated with these obligations. The timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustees.

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

(8)

The Cougar purchase agreement includes a potential earn-out of $40 million payable over three years based on Cougar achieving certain agreed performance targets. The fair value of the earn-out is $34.0 million as of December 31, 2012 and included in other liabilities and deferred credits on our condensed consolidated balance sheet. See Note 2 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report

(9)

In connection with the Bristow Norway acquisition (see “Part I. Item I. Business — Overview” included in the fiscal year 2012 Annual Report), we granted the former partner in this joint venture an option that if exercised would require us to acquire up to five aircraft from them at fair value upon the expiration of the lease terms for such aircraft. One of the options was exercised in December 2009 and one option expired. The remaining aircraft leases expire in June and August 2014.

Capital Commitments

We have commitments and options to make capital expenditures over the next five fiscal years to purchase additional aircraft, including aircraft associated with the commitments reflected in the table above. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order are expected to provide incremental fleet capacity in terms of revenue and operating margin. See Note 6 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for a detail of the number of aircraft under commitments and options expected to be delivered in the current and subsequent five fiscal years by aircraft size along with the related expenditures, and for a rollforward of aircraft commitments and options for the Current Quarter. Also in fiscal year 2013, we expect to invest approximately $55 million in various infrastructure enhancements, including aircraft facilities, training centers and technology. Through December 31, 2012, we had incurred $36.8 million towards these projects.

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

We expect that our cash on deposit as of December 31, 2012 of $231.9 million, cash flow from operations and proceeds from aircraft sales, as well as available borrowing capacity under our Revolving Credit Facility of $199.4 million as of December 21, 2012, resulting in total liquidity of $431.3 million, will be sufficient to satisfy our current capital commitments, including our remaining aircraft purchase commitments of $679.2 million as of December 31, 2012. During the Current Period, we raised $675.0 million through the offering of our 6  1/4% Senior Notes and proceeds from the 364-Day Credit Agreement and repaid $534.0 million of debt. For further discussion see Note 3 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report. While we plan to continue to be disciplined concerning future capital commitments, we also intend to continue managing our capital structure and liquidity position with external financings as needed. Our strategy will involve funding our short-term liquidity requirements with borrowings under our Revolving Credit Facility and funding our long-term financing needs, while maintaining a prudent capital structure, among the following alternatives: a) operating leases, b) bank debt, c) private and public debt and/or equity offerings and d) export credit agency-supported financings.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision of and with the participation of our management, including William E. Chiles, our Chief Executive Officer (“CEO”) and Jonathan E. Baliff, our Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2012. Based on that evaluation, our CEO and CFO concluded that such disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management as appropriate to allow for timely decisions regarding required disclosure under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

There have been no material changes during the three and nine months ended December 31, 2012 in our “Risk Factors” as discussed in the fiscal year 2012 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2012—October 31, 2012	—	$—	—	$—
November 1, 2012—November 30, 2012	24,709	49.30	24,709	—
December 1, 2012—December 31, 2012	—	—	—	—

(1)

On November 2, 2011, our board of directors authorized the expenditure of up to $100 million to repurchase shares of our Common Stock 12 months from that date. On December 15, 2011, we paid $25.1 million to purchase 526,895 shares of our Common Stock. On November 2, 2012, our board of directors extended the date to repurchase shares of our Common Stock by 12 months and increased the remaining repurchase amount to $100 million. During the three months ended December 31, 2012, we spent $1.2 million to repurchase 24,709 shares of our Common Stock. The timing and method of any repurchases under the program will depend on a variety of factors, is subject to our results of operations, financial condition, cash requirements and other factors and restrictions under applicable law and our debt instruments, and may be suspended or discontinued at any time.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 7, 2012).

10.1*	S-92 New Helicopter Sales Agreement dated as of November 7, 2012, between the Company and Sikorsky Aircraft Corporation (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended).

10.2	Term Loan and Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2012.

10.3	Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 4, 2012).

10.4	Second Supplemental Indenture to the indenture dated as of June 13, 2007 (the “2007 Base Indenture”) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 4, 2012).

10.5	Second Supplemental Indenture to the indenture dated as of June 17, 2008 (the “2008 Base Indenture”) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 4, 2012).

10.6	Third Supplemental Indenture, dated as of October 12, 2012, to 2007 Base Indenture (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 12, 2012).

10.7	Third Supplemental Indenture, dated as of October 12, 2012, to 2008 Base Indenture (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 12, 2012).

15.1*	Letter from KPMG LLP dated February 4, 2013, regarding unaudited interim information.

31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.

31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant

32.1**	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOW GROUP INC.

By:	/s/ Jonathan E. Baliff
Jonathan E. Baliff Senior Vice President and Chief Financial Officer

By:	/s/ Brian J. Allman
Brian J. Allman Vice President, Chief Accounting Officer

February 4, 2013

Index to Exhibits.

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 7, 2012).

10.1*	S-92 New Helicopter Sales Agreement dated as of November 7, 2012, between the Company and Sikorsky Aircraft Corporation (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended).

10.2	Term Loan and Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2012).

10.3	Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 4, 2012).

10.4	Second Supplemental Indenture to the indenture dated as of June 13, 2007 (the “2007 Base Indenture”) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 4, 2012).

10.5	Second Supplemental Indenture to the indenture dated as of June 17, 2008 (the “2008 Base Indenture”) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 4, 2012).

10.6	Third Supplemental Indenture, dated as of October 12, 2012, to 2007 Base Indenture (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 12, 2012).

10.7	Third Supplemental Indenture, dated as of October 12, 2012, to 2008 Base Indenture (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 12, 2012).

15.1*	Letter from KPMG LLP dated February 4, 2013, regarding unaudited interim information.

31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.

31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant

32.1**	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.