Form 10-Q/A
period 2012-12-31
Bristow Group Inc
filed 2013-04-08
CIK 73887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

Indicate the number shares outstanding of each of the issuer’s classes of Common Stock, as of April 5, 2013.

36,150,639 shares of Common Stock, $.01 par value

Explanatory Note

This Amendment No. 1 to Quarterly Report on Form 10-Q (this “Amendment”) amends the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012 that was originally filed on February 4, 2013 (the “Original Form 10-Q”).

This Amendment is being filed solely to provide a revised copy of Exhibit 10.1 that was included with the Original Form 10-Q in response to comments from the U.S. Securities and Exchange Commission in connection with the Company’s confidential treatment request.

No other changes have been made to the Original Form 10-Q by this Amendment. This Amendment speaks as of the original filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-Q.

Item 6.	Exhibits.

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Exhibit

10.1*	S-92 New Helicopter Sales Agreement dated as of November 7, 2012, between the Company and Sikorsky Aircraft Corporation (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended).

31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.

31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant.

*	Filed herewith. This exhibit was previously filed with Bristow Group Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012, filed with the Securities and Exchange Commission on February 4, 2013.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOW GROUP INC.

By:	/s/ Jonathan E. Baliff
Jonathan E. Baliff
Senior Vice President and Chief Financial Officer

By:	/s/ Brian J. Allman
Brian J. Allman
Vice President, Chief Accounting Officer

April 8, 2013

Index to Exhibits.

Exhibit Number	Description of Exhibit

10.1*	S-92 New Helicopter Sales Agreement dated as of November 7, 2012, between the Company and Sikorsky Aircraft Corporation (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended).

31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.

31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant.

*	Filed herewith. This exhibit was previously filed with Bristow Group Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012, filed with the Securities and Exchange Commission on February 4, 2013.
**	Furnished herewith.

5