Form 10-K
period 2013-03-31
Bristow Group Inc
filed 2013-05-23
CIK 73887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based upon the closing price on the New York Stock Exchange, as of September 28, 2012 was $1,687,883,456.

The number of shares outstanding of the registrant’s Common Stock as of May 17, 2013 was 36,151,310.

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

We use the pronouns “we”, “our” and “us” and the term “Bristow Group” to refer collectively to Bristow Group and its consolidated subsidiaries and affiliates, unless the context indicates otherwise. We also own interests in other entities that we do not consolidate for financial reporting purposes, which we refer to as unconsolidated affiliates, unless the context indicates otherwise. Bristow Group, Bristow Aviation Holdings Limited (“Bristow Aviation”), its consolidated subsidiaries and affiliates, and the unconsolidated affiliates are each separate corporations, limited liability companies or other legal entities, and our use of the terms “we,” “our” and “us” does not suggest that we have abandoned their separate identities or the legal protections given to them as separate legal entities. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ended March 31, 2013 is referred to as “fiscal year 2013.”

We are a Delaware corporation incorporated in 1969. Our executive offices are located at 2103 City West Blvd., 4th Floor, Houston, Texas 77042. Our telephone number is (713) 267-7600.

Our website address is http://www.bristowgroup.com. We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this Annual Report. All of our periodic report filings with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) for fiscal periods ended on or after December 15, 2002 are made available, free of charge, through our website, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to these reports. These reports are available through our website as soon as reasonably practicable after we electronically file or furnish such material to the SEC. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or on the SEC’s Internet website located at http://www.sec.gov. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

You should consider the following key factors when evaluating these forward-looking statements:

•	the possibility of political instability, war or acts of terrorism in any of the countries where we operate;

•	fluctuations in worldwide prices of and demand for oil and natural gas;

•	fluctuations in levels of oil and natural gas exploration and development activities;

•	fluctuations in the demand for our services;

•	the existence of competitors;

•	the existence of operating risks inherent in our business, including the possibility of declining safety performance;

•	the possibility of changes in tax and other laws and regulations;

•	the possibility that the major oil companies do not continue to expand internationally;

•	the possibility of significant changes in foreign exchange rates and controls;

•	general economic conditions including the capital and credit markets;

•	the possibility that we may be unable to acquire additional aircraft due to limited availability or unable to exercise aircraft purchase options;

•	the possibility that we may be unable to dispose of older aircraft through sales into the aftermarket;

•	the possibility that we may be unable to obtain financing or we may be unable to draw on our credit facilities;

•	the possibility that segments of our fleet may be grounded for extended periods of time or indefinitely;

•	the possibility that we may be unable to re-deploy our aircraft to regions with greater demand;

•	the possibility that reductions in spending on helicopter services by governmental agencies could lead to modifications of search and rescue (“SAR”) contract terms or delays in receiving payments; and

•	the possibility that we do not achieve the anticipated benefit from the addition of new-technology aircraft to our fleet.

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

Overview

We are the leading provider of helicopter services to the worldwide offshore energy industry based on the number of aircraft operated and one of two helicopter service providers to the offshore energy industry with global operations. We have a long history in the helicopter services industry through Bristow Helicopters Ltd. (“Bristow Helicopters”) and Offshore Logistics, Inc., having been founded in 1955 and 1969, respectively. We have major transportation operations in the North Sea, Nigeria and the U.S. Gulf of Mexico, and in most of the other major offshore energy producing regions of the world, including Alaska, Australia, Brazil, Canada, Russia and Trinidad. We provide civilian SAR services in Australia, Brazil, Canada, Cyprus, Dutch Antilles, the Netherlands, Norway, Russia and Trinidad, and we will provide SAR services for North Scotland beginning in June 2013. We were recently awarded a new contract to provide civilian SAR services for all of the U.K.

We generated 80%, 90% and 87% of our consolidated operating revenue, business unit operating income and business unit adjusted EBITDAR, respectively, from operations outside of the U.S. in fiscal year 2013. Adjusted EBITDAR is calculated by taking our net income and adjusting for interest expense, depreciation and amortization, rent expense (included as components of direct cost and general and administrative expense), provision for income taxes, gain (loss) on disposal of assets and any special items during the reported periods.

Our well established and successful global safety program called “Target Zero” focused on improved safety performance, as our safety vision is to have zero accidents, zero harm to people and zero harm to the environment. In order to create further differentiation and add value to our clients, we focus on enhancing our value to our clients through key components of our “Operational Excellence” initiative and our “Bristow Client Promise” program, which are the initiatives of “Target Zero Accidents,” “Target Zero Downtime” and “Target Zero Complaints.” These programs are designed to deliver continuous improvement in all these important areas and demonstrate our commitment to providing higher hours of zero-accident flight time with on-time and up-time helicopter transportation service.

We conduct our business in one segment: Helicopter Services. The Helicopter Services segment operations are conducted primarily through five business units:

•	Europe,

•	West Africa,

•	North America,

•	Australia, and

•	Other International.

We provide helicopter services to a broad base of major integrated, national and independent offshore energy companies. Our energy industry clients charter our helicopters primarily to transport personnel between onshore bases and offshore production platforms, drilling rigs and other installations. To a lesser extent, these clients also charter our helicopters to transport time-sensitive equipment to these offshore locations. These clients’ operating expenditures in the production sector are the principle source of our revenue, while their exploration and development capital expenditures provide a lesser portion of our revenue. The clients for SAR services include both the oil and gas industry, where our revenue is primarily dependent on our client’s operating expenditures, and governmental agencies, where our revenue is dependent on a country’s desire to privatize SAR and enter into long-term contracts.

Helicopters are generally classified as small (four to eight passengers), medium (12 to 16 passengers) and large (18 to 25 passengers), each of which serves a different transportation need of the offshore energy industry. Medium and large helicopters, which can fly in a wider variety of operating conditions, over longer distances, at higher speeds and carry larger payloads than small helicopters, are most commonly used for crew changes on large offshore production facilities and drilling rigs. With these enhanced capabilities, medium and large helicopters have historically been preferred in international markets, where the offshore facilities tend to be larger, the drilling locations tend to be more remote and the onshore infrastructure tends to be more limited. Additionally, local governmental regulations in certain international markets require us to operate twin-engine medium and large aircraft in those markets. Global demand for medium and large helicopters is driven by drilling, development and production activity levels in deepwater locations throughout the world, as the medium and large aircraft are able to travel to these deepwater locations. Small helicopters are generally used for shorter routes and to reach production facilities that cannot accommodate medium and large helicopters. Our small helicopters operate primarily over the shallow waters offshore the U.S. Gulf of Mexico and Nigeria. Worldwide there are more than 7,900 production platforms and 600 offshore rigs. We are able to deploy our aircraft to the regions with the greatest demand, subject to the satisfaction of local governmental regulations.

There are also additional markets for helicopter services beyond the offshore energy industry and SAR, including agricultural support, air medical, tourism, firefighting, corporate transportation, traffic monitoring, police and military. The existence of these alternative markets enables us to better manage our helicopter fleet by providing potential purchasers for older aircraft and for our excess aircraft during times of reduced demand in the offshore energy industry.

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

On March 26, 2013, Bristow Helicopters was awarded a new contract with the Department for Transport in the U.K. to provide civilian SAR services for all of the U.K. The SAR services contract has a phased-in transition period beginning in April 2015 and continuing to July 2017 and a contract length of approximately ten years. Under the terms of this contract, Bristow Helicopters has agreed to provide 11 Sikorsky S-92 and 11 Agusta Westland AW189 helicopters that will be located at ten bases across the U.K. Each SAR base will operate either two S-92s or two AW189s. In addition to the ten bases with 20 aircraft, the contract provides for two fully SAR-equipped training aircraft that can be deployed to any base as needed.

Since the beginning of fiscal year 2009, we have made strategic investments and acquisitions including investment in new generations of aircraft that are in heavy demand by our clients, expanded or increased investments in new markets, such as our purchase of a 40% economic interest in Cougar Helicopters Inc. (“Cougar”) in Canada, a 42.5% economic interest in Líder Aviação Holding S.A. (“Líder”) in Brazil (giving us access to one of the fastest growing offshore helicopter markets in the world) and the remaining 51% interest of Bristow Norway.

Also since the beginning of fiscal year 2009, we have raised $1.4 billion of capital in a mix of debt and equity with both public and private financings, generated gross proceeds of $65.0 million through the divestiture of a non-core business (the sale of 53 small aircraft and related assets operating in the U.S. Gulf of Mexico), generated proceeds of approximately $270 million through the sale of other aircraft to the helicopter aftermarket and during fiscal years 2012 and 2013 we received $427.1 million from the sale and leaseback of 20 aircraft. Concurrently, we have invested over $1.8 billion in capital expenditures to grow our business.

While we plan to continue to be disciplined concerning future capital commitments, we also intend to continue prudently managing our capital structure and liquidity position with external financings as needed. Our strategy will involve funding our short-term liquidity requirements with borrowings under our amended and restated revolving credit and term loan agreement (“Amended and Restated Credit Agreement”), which consists of a $350 million revolving credit facility (“Revolving Credit Facility”) and a $250 million term loan (“Term Loan”) (together referred to as our “Credit Facilities”), and funding our long-term financing needs, while maintaining a prudent capital structure, among the following alternatives: a) operating leases, b) bank debt, c) public debt and/or equity placements and d) private and export credit agency-supported financings.

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

As of March 31, 2013, the aircraft in our fleet, the aircraft which we expect to take delivery of in the future and the aircraft which we have the option to acquire were as follows:

	Number of Aircraft
	Consolidated Affiliates					Unconsolidated Affiliates (3)
	Operating Aircraft
Type	Owned Aircraft	Leased Aircraft	Aircraft Held For Sale	On Order (1)	Under Option (2)	In Fleet	Maximum Passenger Capacity
Small Helicopters:
Bell 206L Series	29	—	3	—	—	7	6
Bell 206B	—	1	—	—	—	2	4
Bell 407	37	—	—	—	—	—	6
BK-117	—	2	—	—	—	—	7
BO-105	2	—	—	—	—	—	4
EC135	6	—	—	—	—	3	6

	74	3	3	—	—	12

Medium Helicopters:
Bell 212	—	—	—	—	—	14	12
Bell 412	25	—	4	—	—	20	13
EC155	1	—	—	—	—	—	13
Sikorsky S-76 A/A++	5	—	—	—	—	5	12
Sikorsky S-76 C/C++	41	10	—	—	—	34	12
AW 139	5	3	—	6	10	2	16
Sikorsky S-76D	—	—	—	10	16	—	12

	77	13	4	16	26	75

Large Helicopters:
EC175	—	—	—	5	7	—	16
AW 189	—	—	—	6	6	—	16
AS332L Super Puma	18	2	—	—	—	—	18
Sikorsky S-61	2	—	—	—	—	—	18
Sikorsky S-92	32	13	—	15	16	7	19
Mil Mi-8	7	—	—	—	—	—	20
EC225	14	6	—	3	15	—	25

	73	21	—	29	44	7

Training Aircraft:
Robinson R22	—	13	—	—	—	—	2
Robinson R44	—	3	—	—	—	—	4
Sikorsky 300CB/CBi	45	—	—	—	—	—	2
Bell 206B	1	12	—	—	—	—	4
AS 350BB	—	—	—	—	—	37	4
AS 355	—	5	—	—	—	—	5
Agusta 109	—	—	—	—	—	2	8
Bell 212	—	—	—	—	—	8	12
Bell 412	—	—	—	—	—	15	13
AW 139	—	—	—	—	—	3	16
Fixed wing	1	—	—	—	—	—

	47	33	—	—	—	65

Fixed wing	3	—	—	—	—	42

Total	274	70	7	45	70	201

(1)

Signed client contracts are currently in place that will utilize ten of these aircraft. Six aircraft expected to enter service between fiscal years 2015 and 2017 are subject to the successful development and certification of the aircraft type. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity — Future Capital Requirements” included elsewhere in this Annual Report.

(2)

Represents aircraft which we have the option to acquire. If the options are exercised, the agreements provide that aircraft would be delivered over fiscal years 2014 through 2018. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity — Future Capital Requirements” included elsewhere in this Annual Report.

(3)	Includes 59 helicopters (primarily medium) and 33 fixed wing aircraft owned and managed by Líder, our unconsolidated affiliate in Brazil.

The following table shows the distribution of our operating revenue for fiscal year 2013 and aircraft as of March 31, 2013 among our business units.

		Aircraft in Consolidated Fleet (1)(2)
	Operating Revenue for Fiscal Year 2013	Helicopters
		Small	Medium	Large	Training	Fixed Wing	Total	Unconsolidated Affiliates (3)	Total

Europe	37%	—	10	50	—	—	60	64	124
West Africa	21%	9	26	6	—	3	44	—	44
North America	17%	66	22	10	—	—	98	—	98
Australia	12%	2	6	15	—	—	23	—	23
Other International	10%	3	30	13	—	—	46	137	183
Corporate and other	3%	—	—	—	80	—	80	—	80

Total	100%	80	94	94	80	3	351	201	552

(1)	Includes 7 aircraft held for sale and 70 leased aircraft as follows:

	Held for Sale Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Training	Fixed Wing	Total
Europe	—	—	—	—	—	—
West Africa	—	—	—	—	—	—
North America	3	—	—	—	—	3
Australia	—	—	—	—	—	—
Other International	—	4	—	—	—	4
Corporate and other	—	—	—	—	—	—

Total	3	4	—	—	—	7

	Leased Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Training	Fixed Wing	Total
Europe	—	1	16	—	—	17
West Africa	—	1	—	—	—	1
North America	1	11	2	—	—	14
Australia	2	—	3	—	—	5
Other International	—	—	—	—	—	—
Corporate and other	—	—	—	33	—	33

Total	3	13	21	33	—	70

(2)	The average age of our fleet, excluding training aircraft, was 11 years as of March 31, 2013.
(3)	The 201 aircraft operated by our unconsolidated affiliates do not include those aircraft leased from us.

The commercial aircraft in our consolidated fleet represented in the above chart are our primary source of revenue. To normalize the consolidated operating revenue of our fleet for the different revenue productivity and cost of our commercial aircraft, we developed a common weighted factor that combines large, medium and small aircraft into a combined standardized number of revenue producing commercial aircraft assets. We call this measure Large AirCraft Equivalent (“LACE”). Our commercial large, medium and small aircraft, including owned and leased, are weighted as 100%, 50%, and 25%, respectively, to arrive at a single LACE number, which excludes Bristow Academy aircraft, fixed wing aircraft, affiliate aircraft, aircraft held for sale and aircraft construction in process. We divide our operating revenue from commercial contracts, which excludes operating revenue from affiliates and reimbursable revenue, by LACE to develop a LACE rate, which is a standardized rate. Our historical LACE and LACE rate is as follows:

	Fiscal Year Ended March 31,
	2013	2012	2011	2010	2009
LACE	158	149	153	159	164
LACE Rate (in millions)	$8.35	$7.89	$7.15	$6.49	$6.14

The following table presents the percentage of LACE leased as of March 31, 2013:

Europe	30%
West Africa	2%
North America	21%
Australia	19%
Other International	—%
Total	18%

Europe

We operate our Europe business unit from four bases in the U.K., one base in the Netherlands and four bases in Norway. Our Europe operations are managed from our facilities in Aberdeen, Scotland. Based on the number of aircraft operating, we are one of the largest providers of helicopter services in the North Sea, where there are harsh weather conditions and geographically concentrated offshore facilities. The offshore facilities in the Northern North Sea and Norwegian North Sea are large and require frequent crew change flight services. In the Southern North Sea, the facilities are generally smaller with some unmanned platforms requiring shuttle operations to up-man in the morning and down-man in the evening. We deploy the majority of the large aircraft in our consolidated fleet in Europe. Our clients in this business unit are primarily major integrated and independent offshore energy companies. We are a civil supplier of SAR services to the Netherlands Oil and Gas Exploration and Production Association and provide commercial SAR services for a number of oil and gas companies operating in the Norwegian sector of the North Sea. We will provide SAR services for North Scotland under a contract awarded in fiscal year 2012 starting in June 2013, using four Sikorsky S-92 helicopters based in the Scottish locations of Stornoway and Sumburgh. In addition on March 26, 2013, Bristow Helicopters was awarded a new contract to provide SAR services for all of the U.K. This SAR services contract has a phased-in transition period beginning in April 2015 and continuing to July 2017. For further details on this SAR contract award, see “— Overview.” Our Europe operations are subject to seasonality as drilling activity is lower during the winter months due to harsh weather and shorter days.

Additionally, we own a 50% interest in each of FBS Limited (“FBS”), FB Heliservices Limited, and FB Leasing Limited (“FBL”), collectively referred to as the FB Entities, U.K. corporations which principally provide pilot training, maintenance and support services to the British military under a contract that runs through March 2016 with two possible one year extensions. FBS and FBL own and operate a total of 64 aircraft.

West Africa

As of March 31, 2013, all of the aircraft in our West Africa business unit operate in Nigeria, where we are the largest provider of helicopter services to the offshore energy industry. We deploy a combination of small, medium and large aircraft in Nigeria and service a client base comprised mostly of major integrated offshore energy companies. We have six operational bases, with the largest bases located in Escravos, Lagos, Port Harcourt and Warri. The marketplace for our services had historically been concentrated predominantly in the oil rich swamp and shallow waters of the Niger Delta area. More recently we have been undertaking work further offshore in support of deepwater exploration. Operations in West Africa are subject to seasonality as the Harmattan, a dry and dusty trade wind, blows between the end of November and the middle of March. At times when the heavy amount of dust in the air severely limits visibility, our aircraft are unable to operate.

North America

We operate our North America business unit from seven operating facilities in the U.S. Gulf of Mexico and three operating facilities in Alaska. We are one of the largest suppliers of helicopter services in the U.S. Gulf of Mexico. Our clients in this business unit are mostly international, independent and major integrated offshore energy companies. The U.S. Gulf of Mexico is a major offshore energy producing region with approximately 3,300 production platforms and 80 drilling rigs. The shallow water platforms are typically unmanned and are serviced by small aircraft. The deepwater platforms are serviced by medium and large aircraft. Among our strengths in this region, in addition to our operating facilities, are our advanced flight-following systems and our widespread and strategically located offshore fuel stations. Operations in the U.S. Gulf of Mexico are subject to seasonality as the months of December through March typically have more days of harsh weather conditions than the other months of the year. Additionally, during the months of June through November, tropical storms and hurricanes may reduce activity as we are unable to operate in the area of the storm. Our principal work in Alaska utilizes 16 aircraft that provide daily support to the Trans-Alaska pipeline, along with providing small and medium twin engine contract and charter service to onshore and offshore exploration, development and production activities on the North Slope and in the Cook Inlet. Operations in Alaska are subject to seasonality as fall and winter months have fewer hours of daylight and harsh weather conditions limit some offshore energy related activities.

Additionally, we own a 40% economic interest in Cougar, the largest offshore energy and SAR helicopter service provider in Atlantic Canada. Cougar has 250 employees and operations are primarily focused on serving the offshore oil and gas industry off Canada’s Atlantic coast and in the Arctic. We currently lease eight large helicopters and three shore-based facilities to Cougar, including state-of-the-art helicopter passenger, maintenance and SAR facilities located in St. John’s, Newfoundland and Labrador and Halifax, Nova Scotia.

Australia

We are the largest provider of helicopter services to the offshore energy industry in Australia, where we have five bases located in Western Australia, three in Victoria, one in South Australia and one in Queensland. These operations are managed from our Australian head office facility in Perth, Western Australia. Our operating bases are located in the vicinity of the major offshore energy exploration and production fields in the North West Shelf, Browse and Carnarvon basins of Western Australia and the Bass Straits in Victoria, where our fleet provides helicopter services solely to offshore energy operators. We also provide airport management services on Barrow Island in Western Australia. Our clients in Australia are primarily major integrated offshore energy companies. We provide SAR and medical evacuation services to the oil and gas industry in Australia and engineering support to the Republic of Singapore Air Force’s fleet of helicopters at their base in Oakey, Queensland.

Other International

We currently conduct our Other International business unit operations in Brazil, Egypt, Malaysia, Mexico, Russia, Trinidad, and Turkmenistan. As of March 31, 2013, we and our unconsolidated affiliates operated a mixture of small, medium, and large aircraft in these markets. While we have a diverse client base in this business unit, a large majority of revenue is generated from monthly fixed charges for production related work. The following is a description of operations in our Other International business unit as of March 31, 2013.

•

Brazil – We own a 42.5% economic interest in Líder, the largest provider of helicopter and corporate aviation services in Brazil. Líder has five primary operating units: helicopter service, maintenance, chartering, ground handling and aircraft sales, and provides commercial SAR and medical evacuation services to the oil and gas industry. Líder’s fleet includes 59 rotor wing and 33 fixed wing aircraft (including owned and managed aircraft). Líder’s management has introduced large helicopters into their operational portfolio allowing them to gain competence and positioning them for the anticipated growth associated with Brazil’s pre-salt fields. Líder also has a vast network of over 20 bases distributed strategically in Brazil including locations in Macae, Rio de Janiero, Sao Tome, Urucu and Vitória. We currently lease eight medium and three large aircraft to Líder.

•

Egypt – We own a 25% interest in Petroleum Air Services (“PAS”), an Egyptian corporation which provides helicopter and fixed wing transportation to the offshore energy industry. Additionally, spare fixed wing capacity is chartered to tourism operators. PAS operates 36 helicopters and nine fixed wing aircraft from multiple locations. The remaining 75% interest in PAS is owned by the Egyptian General Petroleum Corporation.

•

Malaysia – We lease five aircraft to MHS Aviation Berhad which are operated from bases in Kerteh and Labuan and provide services to international offshore energy companies. In addition, we have a Technical Services Agreement with MHS Aviation Berhad under which we provide a number of supervisory engineers and other technical services as required.

•

Mexico – We lease seven aircraft to Heliservicio Campeche S.A. de C.V. (“Heliservicio”) to provide helicopter services to its clients. Heliservicio services clients primarily from bases located in Mexico City, Cuidad del Carmen, Poza Rica, Tampico, Dos Bocas and Vera Cruz.

•

Russia – We operate seven large aircraft from three locations on Sakhalin Island, where we provide helicopter services to international and domestic offshore energy companies and operate a local SAR service.

•

Trinidad – We operate seven medium aircraft that are used to service our clients who are primarily engaged in offshore energy activities. We have one base located at Trinidad’s Piarco International Airport. Also, we work in conjunction with the Trinidad and Tobago Air Guard to provide a dedicated SAR and medical evacuation service operating from Piarco International Airport.

•

Other – We operate two aircraft through our 51% interest in Turkmenistan Helicopters Limited, a Turkmenistan corporation that provides helicopter services to an international offshore energy company from a single location. Additionally, we had four aircraft held for sale and three aircraft in transit or under maintenance in Other International as of March 31, 2013.

Bristow Academy

Bristow Academy is a leading provider of helicopter training services with over 25 years of operating history and training facilities in Titusville, Florida; New Iberia, Louisiana; Carson City, Nevada and Gloucestershire, England. Bristow Academy trains students from around the world to become helicopter pilots and is approved to provide helicopter flight training at the commercial pilot and flight instructor level by both the U.S. Federal Aviation Administration (the “FAA”) and the European Aviation Safety Authority (“EASA”). Bristow Academy operates 80 aircraft (including 47 owned and 33 leased aircraft) and employs approximately 170 people, including over 70 primary flight instructors. A significant part of Bristow Academy’s operations include military training, which generated approximately 43% of Bristow Academy’s operating revenue for fiscal year 2013.

Technical Services

The technical services portion of our business provides helicopter repair services and production support from facilities located in New Iberia, Louisiana; Redhill, England and Aberdeen, Scotland. While most of this work is performed on our own aircraft, some of these services are performed for third parties and unconsolidated affiliates.

For additional information about our business units, see Note 12 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report. For a description of certain risks affecting our business and operations, see Item 1A. “Risk Factors” included elsewhere in this Annual Report.

Clients and Contracts

The principal clients for our Helicopter Services are major integrated, national and independent offshore energy companies. The following table presents our top ten clients in fiscal year 2013 and their percentage contribution to our consolidated gross revenue during fiscal years 2013, 2012 and 2011. Any clients accounting for 10% or more of our consolidated gross revenue during such fiscal years are included in the table below.

	Fiscal Year Ended March 31,
Client Name	2013	2012	2011
Chevron	13.1%	11.9%	11.3%
IAC	8.3%	8.1%	8.9%
BP	8.1%	8.2%	8.9%
ConocoPhillips	7.2%	5.5%	5.4%
Statoil	5.6%	4.7%	2.6%
ENI	4.3%	3.1%	3.0%
Apache	4.0%	4.6%	2.1%
Talisman Energy	3.6%	2.2%	3.0%
Exxon Mobil	3.3%	3.5%	3.8%
Total E&P	3.2%	3.5%	0.3%

	60.7%	55.3%	49.3%

Our helicopter contracts are generally based on a two-tier rate structure consisting of a daily or monthly fixed fee plus additional fees for each hour flown. For example, in the Europe business unit, the monthly standing charges generally average approximately 70% of revenue while variable charges generally average approximately 30% of revenue. We also provide services to clients on an “ad hoc” basis, which usually entails a shorter notice period and shorter contract duration. Our charges for ad hoc services are generally based on an hourly rate, or a daily or monthly fixed fee plus additional fees for each hour flown. Generally, our ad hoc services have a higher margin than our other helicopter contracts due to supply and demand dynamics.

Generally, our helicopter contracts are cancelable by the client with a notice period ranging from 30 to 180 days and in some cases up to one year. In the North America business unit, we generally enter into short-term contracts for twelve months or less. Outside of North America, contracts are typically between two and five years in term. These long term contracts generally include escalation provisions allowing annual rate increases, which may be based on a fixed dollar or percentage increase, an increase in an agreed index or our actual substantiated increased costs, which we negotiate to pass along to clients. Cost reimbursements from clients are recorded as reimbursable revenue with the related reimbursed cost recorded as reimbursable expense in our consolidated statements of income.

Additionally, we provide SAR services in Australia, Brazil, Canada, Cyprus, Dutch Antilles, the Netherlands, Norway, Russia, Trinidad and the U.K. Generally, SAR services contracts include a monthly standing charge, which averages approximately 85% of the total contract revenue, and a monthly variable charge that covers flying, fuel and ancillary items, which averages approximately 15% of the total contract revenue. See further details on the U.K. SAR award in “— Overview.”

Competition

The helicopter transportation business is highly competitive throughout the world. We compete directly against multiple providers in almost all of our operating regions. We have several significant competitors in the North Sea, Nigeria, the U.S. Gulf of Mexico and Australia, and a number of smaller local competitors in other markets. In one of these markets, Nigeria, we have seen a recent increase in competitive pressure and new regulation that could impact our ability to win future work. Despite the new competition in Nigeria, we believe that it is difficult for additional significant competitors to enter our industry because it requires considerable capital investment, working capital, a complex system of onshore and offshore bases, personnel and operating experience. However, these requirements can be overcome with the appropriate level of client support and commitment. In addition, while not the predominant practice, certain of our clients and potential clients in the offshore energy industry perform their own helicopter services on a limited basis.

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

Code of Business Integrity

We have adopted a Code of Business Integrity for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees (our “Code”). Our Code covers topics including, but not limited to, conflicts of interest, insider trading, competition and fair dealing, discrimination and harassment, confidentiality, compliance procedures and employee complaint procedures. Our Code is posted on our website, http://www.bristowgroup.com, under the “About Us” and “Vision, Mission, Values” caption.

Safety, Industry Hazards and Insurance

Hazards such as severe weather and mechanical failures are inherent in the transportation industry and may result in the loss of equipment and revenue. It is possible that personal injuries and fatalities may occur. We believe our air accident rate per 100,000 flight hours, which has historically been more than ten times lower than the reported global offshore energy production helicopter average data, indicates that we have consistently performed better than the industry average with respect to safety. In fiscal year 2013, an aircraft operated by a U.S. subsidiary of ours was involved in an accident in which the pilot was fatally injured. There were no passengers on board. During fiscal years 2012 and 2011, we had no accidents that resulted in fatalities.

Our well established global safety program called “Target Zero” focuses on improved safety performance, as our safety vision is to have zero accidents, zero harm to people, and zero harm to the environment. The key components are to improve safety culture and individual behaviors and to increase the level of safety reporting by the frontline employees, increase accountability for addressing identified hazards by the operational managers and provide for independent auditing of the operational safety programs. See discussion of Target Zero in “– Overview.”

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

Employees

As of March 31, 2013, we employed 3,465 employees. Many of our employees are represented under collective bargaining agreements. Periodically, certain groups of our employees who are not covered by a collective bargaining agreement consider entering into such an agreement. We believe that our relations with our employees are generally satisfactory.

The following table sets forth our main employee groups and status of the collective bargaining agreements:

Employee Group	Representatives	Status of Agreement	Approximate Number of Employees Covered by Agreement as of March 31, 2013
U.K. Pilots	British Airline Pilots Association (“BALPA”)	Agreement expired in March 2013. New agreement approved in April 2013.	220

U.K. Engineers and Staff	Unite	Agreement expired in March 2013. Currently in negotiations.	530

Bristow Norway Pilots	Norsk Flygerforbund (“NALPA”); new union (“PARAT”) effective April 1, 2010	Pay negotiations, including total review of agreement, commenced in March 2013.	120

Bristow Norway Engineers	Norsk Helikopteransattes Forbund (“NU of HE”)/BNTF	Agreement expires in September 2014.	80

Nigeria Junior and Senior Staff	National Union of Air Transport Employees; Air Transport Services Senior Staff Association of Nigeria	Agreements expired in April 2011. Currently in negotiations.	70

Nigeria Pilots and Engineers	Nigerian Association of Airline Pilots and Engineers	We recognize this union for representation purposes, but there is no formal commitment to negotiate remuneration.	130

North America Pilots	Office and Professional Employees International Union (“OPEIU”)	Amendable March 26, 2015.	230

Gulf of Mexico Mechanics	OPEIU	Negotiations started in May 2013. No agreement in place yet.	260

Australia Engineers and BDI Tradesmen and Staff	Australian Licensed Aircraft Engineers Association (“ALAEA”), Australian Manufacturing Union (“AMWU”) and elected employee representatives	Agreement for engineers expires in March 2015. Other agreement expires in October 2013.	170

Trinidad Mechanics	Fitters/Handlers	Negotiations due to commence first quarter of fiscal year 2014.	60

Barrow Island Aerodome Staff	Transport Workers Union	Agreements expire in May 2015.	30

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

Under the Federal Aviation Act, it is unlawful to operate certain aircraft for hire within the U.S. unless such aircraft are registered with the FAA and the FAA has issued an operating certificate to the operator. As a general rule, aircraft may be registered under the Federal Aviation Act only if the aircraft are owned or controlled by one or more citizens of the U.S. and an operating certificate may be granted only to a citizen of the U.S. For purposes of these requirements, a corporation is deemed to be a citizen of the U.S. only if at least 75% of its voting interests are owned or controlled by U.S. citizens, the president of the company is a U.S. citizen, two-thirds or more of the directors are U.S. citizens and the company is under the actual control of U.S. citizens. If persons other than U.S. citizens should come to own or control more than 25% of our voting interest or if any of the other requirements are not met, we have been advised that our aircraft may be subject to deregistration under the Federal Aviation Act, and we may lose our ability to operate within the U.S. Deregistration of our aircraft for any reason, including foreign ownership in excess of permitted levels, would have a material adverse effect on our ability to conduct certain operations within our North America and Bristow Academy business units. Therefore, our organizational documents currently provide for the automatic suspension of voting rights of shares of our outstanding voting capital stock owned or controlled by non-U.S. citizens, and our right to redeem those shares, to the extent necessary to comply with these requirements. As of March 31, 2013, approximately 3,416,000 shares of our common stock, par value $.01 per share (“Common Stock”), were held of record by persons with foreign addresses. These shares represented approximately 9% of our total outstanding Common Stock as of March 31, 2013. Our foreign ownership may fluctuate on each trading day because our Common Stock and our 3% convertible Senior Notes due 2038 (“3% Convertible Senior Notes”) are publicly traded.

Also, we are subject to the regulations imposed by the U.S. Foreign Corrupt Practices Act, which generally prohibits us and our intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business.

Additionally, we are subject to the International Traffic in Arms Regulations (“ITAR”) that control the export and import of defense-related articles and services. ITAR regulations dictate that information and material pertaining to defense and military related technologies may only be shared with U.S. persons or organizations unless authorization from the U.S. State Department is received or a special exemption is used. U.S. persons or organizations may incur heavy fines if they have, without authorization or the use of an exemption, provided foreign persons with access to ITAR-protected defense articles, services or technical data.

United Kingdom

Our operations in the U.K. are subject to the Civil Aviation Act 1982 and other similar English and European Union statutes and regulations. We carry persons and property in our helicopters pursuant to an operating license issued by the Civil Aviation Authority (the “CAA”). The holder of an operating license must meet the ownership and control requirements of Council Regulation 2407/92. To operate under this license, the company through which we conduct operations in the U.K., Bristow Helicopters, must be owned directly or through majority ownership by European Union nationals, and must at all times be effectively controlled by them. To comply with these restrictions, we own only 49% of the ordinary shares of Bristow Aviation, the entity that owns Bristow Helicopters. In addition, we have a put/call agreement with the other two stockholders of Bristow Aviation which grants us the right to buy all of their Bristow Aviation ordinary shares (and grants them the right to require us to buy all of their shares). Under English law, to maintain Bristow Helicopters’ operating license, we would be required to find a qualified European Union owner to acquire any of the Bristow Aviation shares that we have the right or obligation to acquire under the put/call agreement. In addition to our equity investment in Bristow Aviation, we own deferred stock, essentially a subordinated class of stock with no voting rights, and hold subordinated debt issued by Bristow Aviation.

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

Additionally, we are subject to the U.K. and E.U. Dual-Use Export Regulations. Dual use goods are products and technologies which have both civilian and military applications. U.K. and E.U. regulations may require export authorization for certain exports of dual use items.

Nigeria

Our operations in Nigeria are subject to the Nigerian Content Development Act, which requires that oil and gas contracts be awarded to a company that is seen or perceived to have more “local content” than a “Foreign” competitor even if such company’s services are up to 10% more expensive. Additionally, the Nigerian Content Development Act allows the monitoring board to penalize companies that do not meet these new local content requirements up to 5% of the value of the contract. Also, the Nigerian Civil Aviation Authority has commenced the re-certification of all operators (aircraft operating companies (“AOCs”) and aircraft maintenance organizations (“AMOs”)) in accordance with the new Nigerian Civil Aviation Regulations. The regulations require that AOCs and AMOs be separate, independent organizations with independent accountable managers. Accordingly, in order to properly and fully embrace new regulations, we have agreed in principle to make a number of key changes to our operating model in Nigeria, while maintaining safety as our number one priority at all times. These changes are still being finalized, with the objectives of these changes being (a) allowing each of Bristow Helicopters Nigeria Ltd. (“BHNL”) and Pan African Airlines Nigeria Ltd. (“PAAN”), our two joint ventures in Nigeria, to operate freely in the market place, each as a completely separate entity with its own distinct identity, management and workforce, (b) providing technical aviation maintenance services through a new wholly-owned Bristow Group entity, BGI Aviation Technical Services (“BATS”), and (c) each of BHNL, PAAN and BATS committing to continue to apply and use all key Bristow Group standards and policies, including without limitation our Target Zero safety program, our Code of Business Integrity and our Operations Manuals. It is intended that achievement of these objectives should enable us to continue to be a successful and critical part of the Nigerian offshore energy and aviation industries.

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

We derive a significant amount of our revenue from a small number of offshore energy companies. Our loss of one of these significant clients, if not offset by sales to new or other existing clients, could have a material adverse effect on our business, financial condition and results of operations. See further discussion in Item 1. “Business – Clients and Contracts” included elsewhere in this Annual Report.

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

Reductions in spending on helicopter services by government agencies could lead to modifications of SAR contract terms or delays in receiving payments which could adversely impact our business, financial condition and results of operations.

We have contracts with government agencies in the U.K. and Australia and were recently awarded a contract to provide SAR services for all of the U.K. Any reductions in the budgets of government agencies for spending on helicopter services, implementation of cost saving measures by government agencies, imposed modifications of contract terms or delays in collecting receivables owed to us by our government agency clients could have an adverse effect on our business, results of operations and financial condition.

In addition, there are inherent risks in contracting with government agencies. Applicable laws and regulations in the countries in which we operate may enable our government agency clients to (i) terminate contracts for convenience, (ii) reduce, modify or cancel contracts or subcontracts if requirements or budgetary constraints change, or (iii) terminate contracts or adjust their terms.

Risks Relating to Our Business

We are highly dependent upon the level of activity in the North Sea and to a lesser extent the U.S. Gulf of Mexico, which are mature exploration and production regions.

In fiscal years 2013, 2012 and 2011 approximately 54%, 54%, and 53%, respectively, of our gross revenue was derived from helicopter services provided to clients operating in the North Sea and the U.S. Gulf of Mexico. The North Sea and the U.S. Gulf of Mexico are mature exploration and production regions that have undergone substantial seismic survey and exploration activity for many years. Because a large number of oil and gas properties in these regions have already been drilled, additional prospects of sufficient size and quality could be more difficult to identify. Generally, the production from these drilled oil and gas properties is declining. In the future, production may decline to the point that such properties are no longer economic to operate, in which case, our services with respect to such properties will no longer be needed. Oil and gas companies may not identify sufficient additional drilling sites to replace those that become depleted. In addition, the U.S. government’s exercise of authority under the Outer Continental Shelf Lands Act, as amended, to restrict the availability of offshore oil and gas leases could adversely impact exploration and production activity in the U.S. Gulf of Mexico. If activity in oil and gas exploration, development and production in either the North Sea or the U.S. Gulf of Mexico materially declines, our business, financial condition and results of operations could be materially and adversely affected. We cannot predict the levels of activity in these areas.

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

During fiscal years 2013, 2012 and 2011, approximately 28%, 30% and 30%, respectively, of our gross revenue was attributable to helicopter services provided to clients operating in our West Africa and Other International business units. Operations in most of these areas are subject to various risks inherent in conducting business in international locations, including:

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

For example, there has been continuing political and social unrest in Nigeria, where we derived 20%, 19% and 18% of our gross revenue during fiscal years 2013, 2012 and 2011, respectively. Also, operations ceased in Libya due to civil war and the implementation of sanctions. Future unrest in Nigeria or our other operating regions could adversely affect our business, financial condition and results of operations in those periods. We cannot predict whether any of these events will continue to occur in Nigeria or occur elsewhere in the future.

Foreign exchange risks and controls may affect our financial position and results of operations.

Through our operations outside the U.S., we are exposed to foreign currency fluctuations and exchange rate risks. As a result, a strong U.S. dollar may increase the local cost of our services that are provided under U.S. dollar-denominated contracts, which may reduce the demand for our services in foreign countries. Generally, we do not enter into hedging transactions to protect against foreign exchange risks related to our gross revenue or operating expense.

Because we maintain our financial statements in U.S. dollars, our financial results are vulnerable to fluctuations in the exchange rate between the U.S. dollar and foreign currencies, such as the British pound sterling, Australian dollar, euro, Nigerian naira and Norwegian kroner. In preparing our financial statements, we must convert all non-U.S. dollar currencies to U.S. dollars. The effect of foreign currency translation is reflected as a component of stockholders’ investment, while foreign currency transaction gains or losses and translation of currency amounts not deemed permanently reinvested are credited or charged to income and reflected in other income (expense), net. Additionally, our earnings from unconsolidated affiliates, net of losses, are affected by the impact of changes in foreign currency exchange rates on the reported results of our unconsolidated affiliates, primarily the impact of changes in the Brazilian real and the U.S. dollar exchange rate on results for our affiliate in Brazil. Changes in exchange rates could cause significant changes in our financial position and results of operations in the future.

We operate in countries with foreign exchange controls including Brazil, Egypt, Malaysia, Nigeria, Russia and Turkmenistan. These controls may limit our ability to repatriate funds from our international operations and unconsolidated affiliates or otherwise convert local currencies into U.S. dollars. These limitations could adversely affect our ability to access cash from these operations.

See further discussion of foreign exchange risks and controls under Item 7A. “Quantitative and Qualitative Disclosure about Market Risk” included elsewhere in this Annual Report.

Labor problems could adversely affect us.

Certain of our employees in the U.K., Norway, Nigeria, the U.S. and Australia (collectively, about 59% of our employees) are represented under collective bargaining or union agreements. Any disputes over the terms of these agreements or our potential inability to negotiate acceptable contracts with the unions that represent our employees under these agreements could result in strikes, work stoppages or other slowdowns by the affected workers. Periodically, certain groups of our employees who are not covered under a collective bargaining agreement consider entering into such an agreement.

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

Generally, our operations can be impaired by harsh weather conditions. Poor visibility, high wind, heavy precipitation, sand storms and volcanic ash can affect the operation of helicopters and result in a reduced number of flight hours. A significant portion of our operating revenue is dependent on actual flight hours, and a substantial portion of our direct cost is fixed. Thus, prolonged periods of harsh weather can have a material adverse effect on our business, financial condition and results of operations. In addition, severe weather patterns, including those resulting from climate change, could affect the operation of helicopters and result in a reduced number of flight hours, which may have a material adverse effect on our business, financial condition or results of operations.

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

The Harmattan, a dry and dusty West African trade wind, blows in Nigeria between the end of November and the middle of March. The heavy amount of dust in the air can severely limit visibility and block the sun for several days, comparable to a heavy fog. We are unable to operate aircraft during these harsh conditions. Consequently, flight hours may be lower during these periods resulting in reduced operating revenue, which may have a material adverse effect on our business, financial condition and results of operations.

In the U.S. Gulf of Mexico, the months of December through March have more days of harsh weather conditions than the other months of the year. Heavy fog during those months often limits visibility. In addition, in the Gulf of Mexico, June through November is tropical storm and hurricane season. When a tropical storm or hurricane is about to enter or begins developing in the Gulf of Mexico, flight activity may increase because of evacuations of offshore workers. However, during a tropical storm or hurricane, we are unable to operate in the area of the storm. In addition, as a significant portion of our facilities are located along the coast of the U.S. Gulf of Mexico, tropical storms and hurricanes may cause substantial damage to our property in these locations, including helicopters. Additionally, we incur costs in evacuating our aircraft, personnel and equipment prior to tropical storms and hurricanes.

We are increasingly dependent on information technology, and if we are unable to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, our operations could be disrupted and our business could be negatively impacted.

Our business is increasingly dependent upon information technology networks and systems to process, transmit and store electronic and financial information; to capture knowledge of our business; and to communicate within our company and with clients, suppliers, partners and other stakeholders. These information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, cyber attacks, telecommunication failures, user errors or catastrophic events. If our information technology systems suffer severe damage, disruption or shutdown, and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience business disruptions, and transaction errors causing a material adverse effect on our business, financial condition or results of operations.

In addition, cyber attacks could lead to potential unauthorized access and disclosure of confidential information, data loss, data corruption, communication interruption or other operational disruptions within our business. There is no assurance that we will not experience cyber attacks and suffer losses in the future. Further, as the methods of cyber attacks continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerabilities to cyber attacks.

We operate in many international areas through entities that we do not control and are subject to government regulation that limits foreign ownership of aircraft companies.

We conduct many of our international operations through entities in which we have a noncontrolling investment or through strategic alliances with foreign partners. For example, we have acquired interests in, or in some cases have lease and service agreements with, entities that operate aircraft in Brazil, Canada, Egypt, Mexico, Nigeria, the U.K., Russia and Turkmenistan. We provide engineering and administrative support to certain of these entities. We derive significant amounts of lease revenue, service revenue, equity earnings and dividend income from these entities. In fiscal years 2013, 2012 and 2011, we received approximately $54.0 million, $29.4 million and $63.6 million, respectively, of revenue from the provision of aircraft and other services to unconsolidated affiliates. Because we do not own a majority interest or maintain voting control of our unconsolidated affiliates, we do not have the ability to control their policies, management or affairs. The interests of persons who control these entities or partners may differ from ours, and may cause such entities to take actions that are not in our best interest. If we are unable to maintain our relationships with our partners in these entities, we could lose our ability to operate in these areas, potentially resulting in a material adverse effect on our business, financial condition and results of operations.

In Nigeria, we have seen a recent increase in competitive pressure and new regulation that could impact our ability to win future work at levels previously anticipated. In order to properly and fully embrace new regulations, we have agreed in principle to make a number of key changes to our operating model in Nigeria, while maintaining safety as our number one priority at all times. These changes are still being finalized, with the objectives of these changes being (a) allowing each of BHNL and PAAN to operate freely in the market place each as a completely separate entity with its own distinct identity, management and workforce, (b) providing technical aviation maintenance services through a new wholly-owned Bristow Group entity, BATS, and (c) each of BHNL, PAAN and BATS committing to continue to apply and use all key Bristow Group standards and policies, including without limitation our Target Zero safety program, our Code of Business Integrity and our Operations Manuals. As a result of these changes, our ability to continue to consolidate BHNL and PAAN under the current accounting requirements could change.

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

We are subject to a variety of tax and other legal compliance risks. These risks include, among other things, possible liability relating to taxes and compliance with U.S. and foreign export laws such as ITAR and the European Union Dual-Use Export Regulations, competition laws and laws governing improper business practices such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act. We or one of our business units could be charged with wrongdoing as a result of such matters. If convicted or found liable, we could be subject to significant fines, penalties, repayments, other damages (in certain cases, treble damages), or suspension or debarment from government contracts. Independently, our failure to comply with applicable export and trade practice laws could result in civil or criminal penalties and suspension or termination of export privileges. As a global business, we are subject to complex laws and regulations in the U.K., the U.S. and other countries in which we operate. Those laws and regulations may be interpreted in different ways. They may also change from time to time, as may interpretations and other guidance. Changes in laws or regulations could result in higher expenses and payments, and uncertainty relating to laws or regulations may also affect how we conduct our operations and structure our investments and could limit our ability to enforce our rights.

Failure to maintain standards of acceptable safety performance may have an adverse impact on our ability to attract and retain clients and could adversely impact our reputation, operations and financial performance.

Our clients consider safety and reliability as the two primary attributes when selecting a provider of helicopter transportation services. If we fail to maintain standards of safety and reliability that are satisfactory to our clients, our ability to retain current clients and attract new clients may be adversely affected. In addition, helicopter accidents or similar disasters of another helicopter operator could result in the grounding of aircraft in our fleet. For example, on October 22, 2012, an incident occurred with a Eurocopter EC225 Super Puma helicopter operated by another helicopter company, which resulted in a controlled ditching on the North Sea, south of the Shetland Isles, U.K. Following the ditching, all 19 passengers and crew were recovered safely and without injuries. Related to this incident, the Civil Aviation Authorities (“CAAs”) in the U.K. and Norway issued safety directives in October 2012, requiring operators to suspend operations of the affected aircraft. As a result, we will not be operating a total of sixteen large Eurocopter EC225 aircraft until further notice: twelve in the U.K., three in Australia and one in Norway. Accidents or disasters could impact client confidence and lead to a reduction in client contracts, particularly if such helicopter accidents or disasters were due to a safety fault in a type of helicopter used in our fleet. In addition, the loss of aircraft as a result of accidents could cause significant adverse publicity and the interruption of air services to our clients, which could adversely impact our reputation, operations and financial results. Our aircraft have been involved in accidents in the past, some of which have included loss of life and property damage. We may experience similar accidents in the future.

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

Our future effective tax rates could also be adversely affected by changes in the valuation of our deferred tax assets and liabilities, changes in the mix of earnings in countries with differing statutory tax rates, the ultimate repatriation of earnings from foreign subsidiaries to the U.S., or by changes in tax treaties, regulations, accounting principles or interpretations thereof in one or more countries in which we operate. In addition, we are subject to the potential examination of our income tax returns by the Internal Revenue Service and other tax authorities where we file tax returns. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that such examinations will not have a material adverse effect on our business, financial condition and results of operations.

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

Changes in environmental laws or regulations, including laws relating to greenhouse emissions or other climate change concerns, could require us to devote capital or other resources to comply with those laws and regulations. These changes could also subject us to additional costs and restrictions, including increased fuel costs. For additional information see Item 1. “Business — Environmental” and Item 3. “Legal Proceedings” included elsewhere in this Annual Report.

Our failure to dispose of aircraft through sales into the aftermarket could adversely affect us.

The management of our global aircraft fleet involves a careful evaluation of the expected demand for helicopter services across global markets, including the type of aircraft needed to meet this demand. As offshore oil and gas drilling and production globally moves to deeper water, more medium and large aircraft and newer technology aircraft may be required. As older aircraft models come off of current contracts and are replaced by new aircraft, our management evaluates our future needs for these aircraft models and ultimately the ability to recover our remaining investments in these aircraft through sales into the aftermarket. We depreciate our aircraft over their expected useful life to the expected salvage value to be received for the aircraft at the end of that life; however, depending on the market for aircraft we may record gains or losses on aircraft sales. In certain instances where a cash return can be made on newer aircraft in excess of the expected return available through the provision of helicopter services, we may sell newer aircraft. The number of aircraft sales and the amount of gains and losses recorded on these sales is unpredictable.

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

As of March 31, 2013, we had approximately $787.3 million of outstanding indebtedness. We have a significant amount of financial leverage from fixed obligations, including aircraft leases, leases of airport property and other facilities, and other material cash obligations. In addition, we have substantial non-cancelable commitments for capital expenditures, including the acquisition of new aircraft.

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

We had $199.4 million of availability for borrowings under our Credit Facilities as of March 31, 2013, subject to our maintenance of financial covenants and other conditions. Although the agreements governing our Credit Facilities and the indenture governing our 6 1/4% Senior Notes due 2022 (“6 1/4% Senior Notes”) contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and we could incur substantial additional indebtedness. In addition to amounts that we may borrow under our Credit Facilities, the indenture governing the 6 1/4% Senior Notes also allows us to borrow significant amounts of money from other sources. Also, these restrictions do not prevent us from incurring obligations that do not constitute “indebtedness” as defined in the relevant agreement. If we incur additional indebtedness, the related risks that we now face could intensify.

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

Our Credit Facilities and the indenture governing the 6 1/4% Senior Notes limit, among other things, our ability and the ability of our restricted subsidiaries to:

•	borrow money or issue guarantees;

•	pay dividends, redeem capital stock or make other restricted payments;

•	incur liens to secure indebtedness;

•	make certain investments;

•	sell certain assets;

•	enter into transactions with our affiliates; or

•	merge with another person or sell substantially all of our assets.

If we fail to comply with these and other covenants, we would be in default under our Credit Facilities and the indenture governing the 6 1/4% Senior Notes, and the principal and accrued interest on our outstanding indebtedness may become due and payable. In addition, our Credit Facilities contain, and our future indebtedness agreements may contain, additional affirmative and negative covenants.

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

The instruments governing certain of our indebtedness, including our Credit Facilities and the indentures governing the 6 1/4% Senior Notes and the 3% Convertible Senior Notes, contain cross-default provisions. Under these provisions, a default under one instrument governing our indebtedness may constitute a default under our other instruments of indebtedness.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The number and types of aircraft we operate are described in Item 1. “Business — Overview” above. In addition, we lease various office and operating facilities worldwide, including facilities at the Acadiana Regional Airport in New Iberia, Louisiana, the Redhill Aerodrome near London, England, the Aberdeen Airport, Scotland and along the U.S. Gulf of Mexico, and numerous residential locations near our operating bases or the bases of our affiliates in the U.K., Norway, Australia, Russia, Nigeria, Canada and Trinidad primarily for housing pilots and staff supporting those operations. We also lease office space in two buildings in Houston, Texas, which we use as our Corporate and Other International business unit headquarters. Additionally, we have multiple properties in Titusville, Florida, where the largest campus of our Bristow Academy business unit is located. These facilities are generally suitable for our operations and can be replaced with other available facilities if necessary.

Additional information about our properties can be found in Note 8 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report (under the captions “Aircraft Purchase Contracts” and “Operating Leases”). A detail of our long-lived assets by geographic area as of March 31, 2013 and 2012 can be found in Note 12 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

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

Environmental Contingencies

The EPA has in the past notified us that we are a potential responsible party, or PRP, at three former waste disposal facilities that are on the National Priorities List of contaminated sites. Under the Superfund law, persons who are identified as PRPs may be subject to strict, joint and several liability for the costs of cleaning up environmental contamination resulting from releases of hazardous substances at National Priorities List sites. Although we have not yet obtained a formal release of liability from the EPA with respect to any of the sites, we believe that our potential liability in connection with these sites is not likely to have a material adverse effect on our business, financial condition or results of operations.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “BRS.” The following table shows the range of prices for our Common Stock during each quarter of our last two fiscal years.

	Fiscal Year Ended March 31,
	2013		2012
	High	Low	High	Low
First Quarter	$50.14	$37.92	$51.06	$40.18
Second Quarter	52.54	40.38	52.89	37.98
Third Quarter	54.97	48.10	52.26	39.59
Fourth Quarter	67.13	53.57	50.40	44.33

On May 17, 2013, the last reported sale price of our Common Stock on the NYSE was $66.64 per share. As of May 17, 2013, there were 414 holders of record of our Common Stock.

We paid quarterly dividends of $0.20 per share during each quarter of fiscal year 2013 and $0.15 per share during each quarter of fiscal year 2012. On May 14, 2013, our board of directors approved a dividend of $0.25 per share of Common Stock, payable on June 14, 2013 to shareholders of record on May 31, 2013. During fiscal years 2013 and 2012, we paid dividends totaling $28.7 million and $21.6 million, respectively, to our shareholders. The declaration of future dividends is at the discretion of our board of directors and subject to our results of operations, financial condition, cash requirements and other factors and restrictions under applicable law, and our debt instruments.

The following graph compares the cumulative 5-year total shareholder return on our Common Stock relative to the cumulative total returns of the S&P 500 index, the PHLX Oil Service Sector index and the Simmons Offshore Transportation Services Group. We have included the Simmons Offshore Transportation Services Group as management reviews this data internally and believes that this comparison is most representative to our peer group. The graph assumes that the value of the investment in our Common Stock and in each of the indices (including reinvestment of dividends) was $100 on March 31, 2008 and tracks it through March 31, 2013.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Bristow Group Inc., the S&P 500 Index, the PHLX Oil Service Sector Index,

and the Simmons Offshore Transportation Services

*$100 invested on 3/31/08 in stock or index, including reinvestment of dividends.

Fiscal year ending March 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	March 31, 2008	March 31, 2009	March 31, 2010	March 31, 2011	March 31, 2012	March 31, 2013
Bristow Group Inc.	100.00	39.93	70.30	88.13	90.15	126.63
S&P 500	100.00	61.91	92.72	107.23	116.39	132.64
PHLX Oil Service Sector	100.00	44.87	73.04	104.92	80.68	85.73
Simmons Offshore Transportation Services Group	100.00	51.83	76.64	100.63	95.75	99.35

Item 6. Selected Financial Data

The following table contains our selected historical consolidated financial data. You should read this table along with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related notes thereto, all of which are included elsewhere in this Annual Report.

	Fiscal Year Ended March 31,
	2013(1)	2012(2)	2011(3)	2010(4)	2009(5)
	(In thousands, except per share data)
Statement of Income Data: (6)
Gross revenue	$1,508,473	$1,341,803	$1,232,808	$1,167,756	$1,133,803
Net income attributable to Bristow Group	$130,102	$63,530	$132,315	$112,014	$122,957
Basic earnings per common share	$3.61	$1.76	$3.67	$3.23	$3.96
Diluted earnings per common share	$3.57	$1.73	$3.60	$3.10	$3.56
Cash dividends declared per share	$0.80	$0.60	$—	$—	$—

	March 31,
	2013	2012	2011	2010	2009
	(In thousands)
Balance Sheet Data: (6)
Total assets	$2,950,692	$2,740,363	$2,675,354	$2,494,620	$2,334,571
Long-term obligations (7)	$787,269	$757,245	$718,836	$728,163	$723,913

(1)

Results for fiscal year 2013 include a gain on disposal of assets of $8.1 million ($6.4 million, net of tax) and the retirement of our 7 1/2% Senior Notes (redemption premium and write-off of deferred financing costs) of $14.9 million ($11.4 million, net of tax). Additional discussion of these items and other significant items in fiscal year 2013 is included under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Overview of Operating Results — Fiscal Year 2013 Compared to Fiscal Year 2012” included elsewhere in this Annual Report.

(2)

Results for fiscal year 2012 include a loss on disposal of assets of $31.7 million ($26.0 million, net of tax) and a $25.9 million ($18.5 million, net of tax) write-down of inventory spare parts to lower of cost or market value. Additional discussion of these items and other significant items in fiscal year 2012 is included under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Overview of Operating Results — Fiscal Year 2013 Compared to Fiscal Year 2012” included elsewhere in this Annual Report.

(3)

Results for fiscal year 2011 include additional depreciation expense of $5.3 million ($3.4 million, net of tax) as a result of the impairment of previously capitalized internal software costs as the related project was abandoned, $2.3 million ($1.5 million, net of tax) redemption premium (included in other income (expense), net) and the non-cash write-off of $2.4 million ($1.6 million, net of tax) of unarmortized debt issuance costs (included in interest expense) related to the early retirement of the 6 1/8% Senior Notes and a reduction in the provision of income taxes of $17.7 million related to adjustments to deferred tax liabilities that were no longer required as a result of restructuring during fiscal year 2011. Additional discussion of these items and other significant items in fiscal year 2011 is included under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Overview of Operating Results — Fiscal Year 2012 Compared to Fiscal Year 2011” included elsewhere in this Annual Report.

(4)

Results for fiscal year 2010 include $3.6 million ($2.3 million, net of tax) of bad debt allowance recorded for accounts receivable due from our unconsolidated affiliate in Mexico, $2.5 million ($1.6 million, net of tax) reduction in a bad debt allowance on accounts receivable due from a client in Kazakhstan, $3.3 million ($2.9 million, net of tax) from a reduction in depreciation expense for errors in calculation of depreciation on certain aircraft in prior fiscal years, $2.0 million ($1.3 million, net of tax) from a reduction in expense in Australia upon resolution of local tax matters, $4.9 million ($3.2 million, net of tax) increase in compensation costs associated with the departure of three of the Company’s officers and $2.6 million, net of tax, in gains resulting from hedging gains from the termination of forward contracts on euro-denominated aircraft purchase commitments.

(5)

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

(6)

Results of operations and financial position of companies that we have acquired have been included beginning on the respective dates of acquisition and include Rotorwing Leasing Resources, L.L.C. (“RLR”) (April 2008 and July 2011), Bristow Norway (October 2008), and Severn Aviation (“Severn”) (December 2008). Amounts also include our investment in Líder (May 2009) and Cougar (October 2012).

(7)	Includes long-term debt, current maturities of long-term debt and a capital lease obligation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with “Forward-Looking Statements,” Item 1A. “Risk Factors” and our Consolidated Financial Statements for fiscal years 2013, 2012 and 2011, and the related notes thereto, all of which are included elsewhere in this Annual Report.

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

Our Strategy

Our goal is to strengthen our position as the leading helicopter services provider to the offshore energy industry and for civilian SAR. We intend to employ the following well defined business/commercial and capital allocation strategies to achieve this goal:

Business/Commercial Strategy

•

Be the preferred provider of helicopter services. We position our business to be the preferred provider of helicopter services by maintaining strong relationships with our clients and providing safe and high-quality service. In order to create further differentiation and add value to our clients, we focus on enhancing our value to our clients through key components of our “Operational Excellence” initiative and our “Bristow Client Promise” program, which are the initiatives of “Target Zero Accidents,” “Target Zero Downtime” and “Target Zero Complaints.” These programs are designed to deliver continuous improvement in all these important areas and demonstrate our commitment to providing higher hours of zero-accident flight time with on-time and up-time helicopter transportation service. We maintain relationships with our clients’ field operations, corporate management and contacts at governmental agencies that we believe help us better anticipate client needs and provide our clients with the right aircraft in the right place at the right time, which in turn allows us to better manage our fleet utilization and capital investment program. We also leverage our close relationships with our clients to establish mutually beneficial operating practices and safety standards worldwide. By applying standardized first-rate operating and safety practices across our global operations, we seek to provide our clients with consistent, high-quality service in each of their areas of operation. By better understanding and delivering on our clients’ needs with our global operations and safety standards, we believe we effectively compete against other helicopter service providers based on aircraft availability, client service, safety and reliability, and not just price.

•

Grow our business while managing our assets. We plan to continue to grow our business globally and increase our revenue and profitability over time, while managing through cyclical downturns in the energy industry or governmental spending reductions or modifications. We conduct flight operations in most major oil and gas producing regions of the world, and through our strong relationships with our existing clients, we are aware of future business opportunities in the markets we currently serve that would allow us to grow through new contracts. We anticipate these new opportunities will result in the deployment of new or existing aircraft into markets where we expect they will earn desirable rates of return. Additionally, new opportunities may result in growth through acquisitions and investments in existing or new markets, which may include increasing our role and participation with existing unconsolidated affiliates, investing in new companies, or creating partnerships and alliances with existing industry participants. We believe the combination of growth in existing and new markets will deliver improved shareholder returns.

Capital Allocation Strategy

Our capital allocation strategy is based on three principles as follows:

•

Prudent balance sheet management. Throughout our corporate and business unit management, we proactively manage our capital allocation plan with a focus on achieving business growth and improving rates of return, within the dictates of prudent balance sheet management. In addition to cash flow generated from operations, we intend to maintain adequate liquidity and manage our capital structure relative to our commitments with external financings when necessary and through the use of operating leases for 20-30% of our Large AirCraft Equivalent (“LACE”). During fiscal year 2012, we initiated a financing strategy whereby we are utilizing operating leases to a larger extent than in the past. As of March 31, 2013, aircraft under operating leases account for 18% of our LACE. Our adjusted debt to total equity ratio and total liquidity were 75.6% and $415.0 million, respectively, as of March 31, 2013 compared to 70.8% and $401.6 million, respectively, as of March 31, 2012. Adjusted debt includes the net present value of operating leases totaling $301.9 million and $190.2 million, respectively, letters of credit, bank guarantees and financial guarantees totaling $2.6 million and $17.5 million, respectively, and the unfunded pension liability of $126.6 million and $111.7 million, respectively, as of March 31, 2013 and 2012.

•

Highest return of BVA. Our internal financial management framework, called Bristow Value Added (“BVA”), focuses on the returns we deliver across our organization. BVA is computed by subtracting a capital charge for the use of gross invested capital from after tax operating cash flow. Our goal is to achieve strong improvements in BVA over time by (1) improving the returns we earn throughout our organization via cost and capital efficiency improvements as well as through better pricing based on the differentiated value we deliver to clients via aircraft safety, availability, client service and reliability; (2) deploying more capital into commercial opportunities where management believes we can deliver strong returns and when we believe it will benefit the Company and our shareholders, including making strategic acquisitions or strategic equity investments; and (3) withdrawing capital from areas where returns are deemed inadequate and unable to be sufficiently improved. When appropriate, we may divest parts of the Company. Improvements in BVA are the primary financial measure in our management incentive plan, which is designed to align the interests of management with shareholders.

•

Balanced shareholder return. We believe our liquidity position and cash flows from operations will be adequate to finance operating and maintenance expenditures, so we have considered our capital deployment alternatives for the future to deliver a more balanced return to our shareholders. We paid quarterly dividends of $0.15 per share during each quarter of fiscal year 2012 totaling $21.6 million and $0.20 per share during each quarter of fiscal year 2013 totaling $28.7 million, and on May 14, 2013, our board of directors approved a dividend of $0.25 per share, our ninth consecutive quarterly dividend. During fiscal years 2013 and 2012, we paid $1.2 million to repurchase 24,709 shares of our Common Stock and $25.1 million to purchase 526,895 shares of our Common Stock, respectively. In addition, our board of directors authorized the expenditure of up to $100 million to repurchase shares of our Common Stock until November 2013. The timing and method of any repurchases under the program will depend on a variety of factors, including our results of operations, financial condition, cash requirements and other factors and restrictions under applicable law and our debt instruments, and may be suspended or discontinued at any time.

Market Outlook

Our core business is providing helicopter services to the worldwide oil and gas industry. Our global operations and critical mass of helicopters provide us with geographic and client diversity which helps mitigate risks associated with a single market or client.

Our clients’ operating expenditures in the production sector are the principal source of our revenue, while their exploration and development capital expenditures provide a lesser portion of our revenue. Our clients typically base their capital expenditure budgets on their long-term commodity price expectations and not exclusively on the current spot price. In 2008 and 2009, the credit, equity and commodity markets were quite volatile causing many of our oil and gas company clients to reduce capital spending plans and defer projects. Growing confidence among our clients has led to increased capital expenditure budgets resulting in some larger projects moving ahead that were previously on hold. This led to the recovery in fiscal year 2011 financial performance and continued growth in fiscal year 2012 and fiscal year 2013.

The SAR market is continuing to evolve and we believe further outsourcing of civilian SAR services to the private sector will continue as it is successfully deployed for governments. The clients for SAR services include both the oil and gas industry where our revenue is primarily dependent on our client’s operating expenditures as discussed above and governmental agencies where our revenue is dependent on a country’s desire to privatize SAR and enter into long-term contracts. Civilian SAR services opportunities not related to the oil and gas industry include: previously awarded work involving seven aircraft for U.K. Gap SAR, five aircraft in Ireland, two aircraft in the Dutch Antilles and 18 additional aircraft for the U.K. SAR contract, as well as other opportunities yet to be awarded in the future for three aircraft in the Falklands, two aircraft in Svalbard, Norway, three aircraft in the Netherlands, 18 other aircraft in Norway and two aircraft in Nigeria.

While we are cautiously optimistic that economic conditions will continue to recover during fiscal year 2014, we continue to seek ways to operate more efficiently and work with our clients to improve the efficiency of their operations within our “Operational Excellence” initiative and “Bristow Client Promise” program. These efficiency gains combined with continued economic recovery should lead to expansion of our business with increased demand in many of our core markets.

Recent Events

On March 26, 2013, Bristow Helicopters was awarded a new contract with the U.K. Department for Transport (“DfT”) to provide civilian SAR services for all of the U.K (the “U.K. SAR contract”). The U.K. SAR contract has a phased-in transition period beginning in April 2015 and continuing to July 2017 and a contract length of approximately ten years. Under the terms of the U.K. SAR contract, Bristow Helicopters will provide 11 Sikorsky S-92 and 11 AgustaWestland AW189 helicopters that will be located at ten bases across the U.K. Each SAR base will operate either two S-92s or two AW189s. In addition to the ten bases with 20 aircraft, two fully SAR-equipped training aircraft will be available to be deployed to any base as needed. Four of the aircraft that will operate at two bases under the U.K. SAR contract commence operations under an interim Gap SAR contract with the DfT (“U.K. Gap SAR”) during the first half of fiscal year 2014, and then transition to the U.K. SAR contract in fiscal year 2018. We expect the U.K. SAR contract to generate operating revenue, EBITDAR and BVA of approximately $2.5 billion, $1.1 billion and $300 million, respectively, over the contract term with anticipated capital requirements of approximately $825 million.

In early October 2012, we purchased 40 newly issued Class B shares (“Class B Shares”) in the capital of Cougar Helicopters Inc. (“Cougar”), the largest offshore energy and SAR helicopter service provider in Canada, and certain aircraft and facilities used by Cougar in its operations, for $250 million. $23.8 million had been previously paid for an aircraft and certain other advances, resulting in a net cash outlay of $226.2 million. Cougar’s operations are primarily focused on serving the offshore oil and gas industry off Canada’s Atlantic coast and in the Arctic. The operating assets purchased include eight Sikorsky S-92 large helicopters, inventory and helicopter passenger, maintenance and SAR facilities located in St. John’s, Newfoundland and Labrador and Halifax, Nova Scotia. The purchased aircraft and facilities are leased to Cougar on a long-term basis. The Class B Shares represent 25% of the voting power and 40% of the economic interests in Cougar. Additionally, the terms of the purchase agreement include a potential earn-out of $40 million payable over three years based on Cougar achieving certain agreed performance targets.

On October 22, 2012, an incident occurred with a Eurocopter EC225 Super Puma helicopter operated by another helicopter company, which resulted in a controlled ditching on the North Sea, south of the Shetland Isles, U.K. Following the ditching, all 19 passengers and crew were recovered safely and without injuries.

Related to this incident, the CAAs in the U.K. and Norway issued safety directives in October 2012, requiring operators to suspend operations of the affected aircraft. As a result, we have not been operating a total of sixteen large Eurocopter aircraft and do not intend to operate these aircraft until further notice; this involves twelve in the U.K., three in Australia and one in Norway. However, our other commercial aircraft continue to operate globally.

In order to mitigate the impact on our clients, we have increased utilization of other in-region aircraft, implemented contingency plans designed to return to service previously idle Eurocopter AS332L helicopters not affected by the CAA safety directives and entered into an agreement on November 7, 2012 to purchase ten Sikorsky S-92 large aircraft with options for 16 more.

Recently, Eurocopter, the manufacturer of the EC225 Super Puma aircraft, has indicated that they have determined the root causes of the gear shaft failure in the EC225, which are being reviewed by airworthiness authorities and independent third parties. The definitive solution to the problem will be a redesign of the gear shaft which could take more than a year to complete. However, interim solutions are under consideration, including minor aircraft modifications and new maintenance/operating procedures for mitigating shaft failure and enhancing early detection, which could result in Bristow’s return to revenue service for the EC225 aircraft in the third quarter of our fiscal year 2014.

The current situation will continue until the necessary modifications are made to the EC225 fleet, the airworthiness regulators remove the operating restrictions, and we are confident that the interim modifications will allow us to operate the aircraft safely. Until then, this situation could have a material adverse effect on our future business, financial condition and results of operations.

The management of our global aircraft fleet involves a careful evaluation of the expected demand for helicopter services across global energy markets, including the type of aircraft needed to meet this demand. As offshore oil and gas drilling and production globally moves to deeper water, more medium and large aircraft and newer technology aircraft may be required. As older aircraft models come off of current contracts and are replaced by new aircraft, our management evaluates our future needs for these older aircraft and ultimately the ability to recover our remaining investments in these aircraft through sales into the aftermarket. We depreciate our aircraft over their expected useful life to the expected salvage value to be received for the aircraft at the end of that life; however, depending on the market for aircraft or changes in the expected future use of aircraft within our fleet, we may record gains or losses on aircraft sales, impairment charges for aircraft operating or held for sale or accelerate depreciation on aircraft used in our operations. In certain instances where a cash return can be made on newer aircraft in excess of the expected return available through the provision of helicopter services, we may sell newer aircraft. The number of aircraft sales and the amount of gains and losses recorded on these sales is unpredictable. While aircraft sales are common in our business and are reflected in our operating results, gains and losses on aircraft sales may result in our operating results not reflecting the ordinary operating performance of our primary business, which is providing helicopter services to our clients. The gains and losses on aircraft sales are not included in the calculation of adjusted earnings per share or gross cash flows for purposes of calculating BVA.

The limited availability of some new aircraft models and the need throughout the industry to retire many older aircraft in the worldwide fleet is a driver for our industry. Currently, manufacturers have some available aircraft; however, there also are some constraints on supply of new large aircraft. These constraints are further complicated by the October 22, 2012 incident and actions taken related to, and uncertainty surrounding, the EC225 Super Puma helicopters discussed above.

Selected Regional Perspectives

In July 2012, we announced that we secured several major new multi-year contracts for the provision of a total of 20 large aircraft that are expected to generate in excess of $2 billion in revenue in Europe, Australia and Brazil. This contract work has higher pricing and improved terms. Three of these aircraft started work under these contracts in fiscal year 2013, ten aircraft are expected to commence work in fiscal year 2014 and seven aircraft are expected to commence work in fiscal year 2015.

Included in the July 2012 announcement discussed above is an award by INPEX Corporation (“INPEX”) of a ten-year contract for up to six large helicopters to support drilling, development and production operations on the Ichthys Project. INPEX also has an option to add a long-term SAR aircraft. This new contract is scheduled to begin in fiscal year 2014 and reinforces our long term commitment to the Australian market.

Brazil continues to represent a significant part of our positive growth outlook. The ongoing growth in the pre-salt deepwater fields in Brazil along with the national mandate to significantly increase production over the next five years and beyond will necessitate investment in infrastructure and associated services, particularly the addition of more offshore drilling rigs and production platforms. The Petrobras five year plan, approved by its board, requires helicopter fleet growth from 100 to 168 medium and large aircraft. Aircraft being procured in this market tend to be newer and more sophisticated which is aligned with both our “Client Promise” and Líder’s “Decolar” service differentiation programs. During fiscal year 2013, Líder was awarded five-year contracts by Petrobras for five large aircraft. One of these aircraft is leased to Líder by us and began work in September 2012 and the remaining four aircraft commenced work in late calendar year 2012 and early calendar year 2013. Continuing the fleet growth plan, Petrobras has recently released a new tender for multiple medium aircraft expected to commence in the second half of calendar year 2014 and early calendar year 2015.

As expected, Líder has performed better during the second half of fiscal year 2013 as new aircraft began operating, as evidenced by higher earnings from unconsolidated affiliates. However, currency fluctuations continue to make it difficult to predict the earnings from our Líder investment. Earnings from unconsolidated affiliates, net of losses, on our consolidated statements of income, is included in calculating adjusted net income and adjusted EBITDAR.

As discussed in “Item 1A. Risk Factors” included elsewhere in this Annual Report, we are subject to competition and the political environment in the countries where we operate. In Nigeria, we have seen a recent increase in competitive pressure and new regulation that could impact our ability to win future work at levels previously anticipated. In order to properly and fully embrace these new regulations, we have agreed in principle to make a number of key changes to our operating model in Nigeria, while maintaining safety as our number one priority at all times. These changes are still being finalized, with the objectives being (a) allowing each of BHNL and PAAN to operate freely in the market place, each as a completely separate entity with its own distinct identity, management and workforce, (b) providing technical aviation maintenance services through a new wholly-owned Bristow Group entity, BATS, and (c) each of BHNL, PAAN and BATS committing to continue to apply and use all key Bristow Group standards and policies, including, without limitation, our Target Zero safety program, our Code of Business Integrity and our Operations Manuals. As a result of these changes, our ability to continue to consolidate BHNL and PAAN under the current accounting requirements could change.

We conduct business in various foreign countries, and as such, our cash flows and earnings are subject to fluctuations and related risks from changes in foreign currency exchange rates. During fiscal year 2013, our primary foreign currency exposure was related to the euro, the British pound sterling, the Australian dollar, the Nigerian naira and the Brazilian real. For details on this exposure and the related impact on our results of operations, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” and Note 1 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

Overview of Operating Results

The following table presents our operating results and other statement of income information for the applicable periods:

	Fiscal Years Ended
	March 31,		Favorable
	2013	2012	(Unfavorable)
	(In thousands, except per share amounts, percentages and flight hours)
Gross revenue:
Operating revenue	$1,344,015	$1,199,227	$144,788	12.1%
Reimbursable revenue	164,458	142,576	21,882	15.3%

Total gross revenue	1,508,473	1,341,803	166,670	12.4%

Operating expense:
Direct cost	900,378	810,728	(89,650)	(11.1)%
Reimbursable expense	157,416	136,922	(20,494)	(15.0)%
Impairment of inventories	—	25,919	25,919	*
Depreciation and amortization	96,284	96,144	(140)	(0.1)%
General and administrative	163,389	135,333	(28,056)	(20.7)%

	1,317,467	1,205,046	(112,421)	(9.3)%
Gain (loss) on disposal of assets	8,068	(31,670)	39,738	125.5%
Earnings from unconsolidated affiliates, net of losses	25,070	10,679	14,391	134.8%

Operating income	224,144	115,766	108,378	93.6%
Interest expense, net	(41,658)	(37,570)	(4,088)	(10.9)%
Extinguishment of debt	(14,932)	—	(14,932)	*
Other income (expense), net	(877)	1,246	(2,123)	(170.4)%

Income before provision for income taxes	166,677	79,442	87,235	109.8%
Provision for income taxes	(35,002)	(14,201)	(20,801)	(146.5)%

Net income	131,675	65,241	66,434	101.8%
Net income attributable to noncontrolling interests	(1,573)	(1,711)	138	8.1%

Net income attributable to Bristow Group	$130,102	$63,530	$66,572	104.8%

Diluted earnings per common share	$3.57	$1.73	$1.84	106.4%
Operating margin (1)	16.7%	9.7%	7.0%	72.2%
Flight hours (2)	207,149	209,010	(1,861)	(0.9)%
Non-GAAP financial measures: (3)
Adjusted operating income	$217,348	$180,864	$36,484	20.2%
Adjusted operating margin (1)	16.2%	15.1%	1.1%	7.3%
Adjusted EBITDAR	$380,966	$319,488	$61,478	19.2%
Adjusted EBITDAR margin (1)	28.3%	26.6%	1.7%	6.4%
Adjusted net income	$137,846	$114,641	$23,205	20.2%
Adjusted diluted earnings per share	$3.78	$3.12	$0.66	21.2%

	Fiscal Years Ended
	March 31,		Favorable
	2012	2011	(Unfavorable)
	(In thousands, except per share amounts, percentages and flight hours)
Gross revenue:
Operating revenue	$1,199,227	$1,114,896	$84,331	7.6%
Reimbursable revenue	142,576	117,912	24,664	20.9%

Total gross revenue	1,341,803	1,232,808	108,995	8.8%

Operating expense:
Direct cost	810,728	748,053	(62,675)	(8.4)%
Reimbursable expense	136,922	114,288	(22,634)	(19.8)%
Impairment of inventories	25,919	—	(25,919)	*
Depreciation and amortization	96,144	89,377	(6,767)	(7.6)%
General and administrative	135,333	120,145	(15,188)	(12.6)%

	1,205,046	1,071,863	(133,183)	(12.4)%
Gain (loss) on disposal of assets	(31,670)	8,678	(40,348)	*
Earnings from unconsolidated affiliates, net of losses	10,679	20,101	(9,422)	(46.9)%

Operating income	115,766	189,724	(73,958)	(39.0)%
Interest expense, net	(37,570)	(45,095)	7,525	16.7%
Extinguishment of debt	—	(2,300)	2,300	100.0%
Other income (expense), net	1,246	(1,930)	3,176	164.6%

Income before provision for income taxes	79,442	140,399	(60,957)	(43.4)%
Provision for income taxes	(14,201)	(7,104)	(7,097)	(99.9)%

Net income	65,241	133,295	(68,054)	(51.1)%
Net income attributable to noncontrolling interests	(1,711)	(980)	(731)	(74.6)%

Net income attributable to Bristow Group	$63,530	$132,315	$(68,785)	(52.0)%

Diluted earnings per common share	$1.73	$3.60	$(1.87)	(51.9)%
Operating margin (1)	9.7%	17.0%	(7.3)%	(42.9)%
Flight hours (2)	209,010	233,868	(24,858)	(10.6)%
Non-GAAP financial measures:(3)
Adjusted operating income	$180,864	$182,852	$(1,988)	(1.1)%
Adjusted operating income margin (1)	15.1%	16.4%	(1.3)%	(7.9)%
Adjusted EBITDAR	$319,488	$297,714	$21,774	7.3%
Adjusted EBITDAR margin (1)	26.6%	26.7%	(0.1)%	(0.4)%
Adjusted net income	$114,641	$113,045	$1,596	1.4%
Adjusted diluted earnings per share	$3.12	$3.08	$0.04	1.3%

*	percentage change not meaningful
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

	Fiscal Year Ended March 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Adjusted operating income	$217,348	$180,864	$182,852
Gain (loss) on disposal of assets	8,068	(31,670)	8,678
Special items(i)	(1,272)	(33,428)	(1,806)

Operating income	$224,144	$115,766	$189,724

Adjusted EBITDAR	$380,966	$319,488	$297,714
Gain (loss) on disposal of assets	8,068	(31,670)	8,678
Special items(i)	(16,204)	(28,061)	(1,245)
Depreciation and amortization	(96,284)	(96,144)	(89,377)
Rent expense	(67,423)	(46,041)	(29,184)
Interest expense	(42,446)	(38,130)	(46,187)
Provision for income taxes	(35,002)	(14,201)	(7,104)

Net income	$131,675	$65,241	$133,295

Adjusted net income	$137,846	$114,641	$113,045
Gain (loss) on disposal of assets(ii)	6,373	(26,008)	7,145
Special items(i) (ii)	(14,117)	(25,103)	12,125

Net income attributable to Bristow Group	$130,102	$63,530	$132,315

Adjusted diluted earnings per share	$3.78	$3.12	$3.08
Gain (loss) on disposal of assets(ii)	0.17	(0.71)	0.19
Special items(i) (ii)	(0.39)	(0.68)	0.34
Diluted earnings per share	3.57	1.73	3.60

(i)

See information about special items during fiscal years ended March 31, 2013, 2012 and 2011 under “Fiscal Year 2013 Compared to Fiscal Year 2012” and “Fiscal Year 2012 Compared to Fiscal Year 2011” below.

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

Adjusted operating income provides us with an understanding of the results from the primary operations of our business by excluding asset disposition effects and special items that do not reflect the ordinary earnings of our helicopter services operations. We believe that this measure is a useful supplemental measure because operating income includes asset disposition effects and special items, and inclusion of these items does not reflect the ongoing operational earnings of our business.

Adjusted EBITDAR provides us with an understanding of one aspect of earnings before the impact of investing and financing transactions and income taxes. Additionally, we believe that adjusted EBITDAR provides us with a useful supplemental measure of our operational performance by excluding the financing decisions we make regarding aircraft purchases or leasing. Adjusted EBITDAR should not be considered a measure of discretionary cash available to us for investing in the growth of our business.

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

The Non-GAAP measures are not calculated or presented in accordance with GAAP and other companies in our industry may calculate these measures differently than we do. As a result, these financial measures have limitations as analytical and comparative tools and you should not consider these measures in isolation, or as a substitute for analysis of our results as reported under GAAP. In calculating these financial measures, we make certain adjustments that are based on assumptions and estimates that may prove to be inaccurate. In addition, in evaluating these financial measures, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation. Our presentation of the Non-GAAP measures should not be construed as an inference that our future results will be unaffected by unusual or special items.

Adjusted EBITDAR has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results reported under GAAP. Some of the limitations are:

•	Adjusted EBITDAR does not reflect our current or future cash requirements for capital expenditures;

•	Adjusted EBITDAR does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDAR does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debts;

•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and adjusted EBITDAR does not reflect any cash requirements for such replacements; and

•	Other companies in our industry may calculate adjusted EBITDAR differently than we do, limiting its usefulness as a comparative measure.

The following presents business unit adjusted EBITDAR and adjusted EBITDAR margin discussed in “Business Unit Operating Results”, and consolidated adjusted EBITDAR and adjusted EBITDAR margin, for fiscal years 2013, 2012 and 2011 (in thousands):

	Fiscal Year Ended March 31,
	2013	2012	2011
Europe	$181,475	$147,870	$125,843
West Africa	88,780	86,158	76,411
North America	57,864	30,609	35,469
Australia	43,001	36,026	43,053
Other International	61,495	55,960	57,385
Corporate and other	(51,649)	(37,135)	(40,447)

Consolidated adjusted EBITDAR	$380,966	$319,488	$297,714

Europe	36.2%	32.9%	32.7%
West Africa	31.5%	35.0%	35.2%
North America	25.7%	17.3%	18.5%
Australia	27.1%	24.3%	29.3%
Other International	46.6%	39.5%	39.3%
Consolidated adjusted EBITDAR margin	28.3%	26.6%	26.7%

Fiscal Year 2013 Compared to Fiscal Year 2012

Our results for fiscal year 2013 included a $166.7 million, or 12.4%, increase in gross revenue over fiscal year 2012 primarily resulting from:

•

Increases in operating revenue in Europe of $52.1 million, West Africa of $35.8 million, the U.S. Gulf of Mexico of $32.3 million, and Australia of $10.5 million, each primarily related to the addition of new contracts and improvements in pricing,

•	The addition of eight aircraft operating in Canada that contributed $28.1 million in operating revenue ($16.4 million in North America and $11.7 million in Corporate and other), and

•	An increase in reimbursable revenue of $21.9 million (primarily in Europe, West Africa and Australia), partially offset by

•	A decrease in operating revenue in our Other International business unit of $9.4 million as a result of the end of short-term contracts and a decline in activity in certain markets and

•	An unfavorable impact from changes in foreign currency exchange rates that decreased gross revenue by $12.9 million (primarily in Europe).

Operating income, net income and diluted earnings per share increased significantly over fiscal year 2012 primarily as a result of the year-over-year increase in operating revenue as well as the following items:

•

The impact of special items in fiscal years 2013 and 2012, as described below, that reduced operating income by $1.3 million, net income by $14.1 million and diluted earnings per share by $0.39 in fiscal year 2013 compared to reducing operating income by $33.4 million, net income by $25.1 million and diluted earnings per share by $0.68 in fiscal year 2012,

•

A gain on disposal of assets of $8.0 million during fiscal year 2013 compared to a loss on disposal of assets of $31.7 million in fiscal year 2012 resulting in a year-over-year increase in operating income of $39.7 million, net income of $32.4 million and diluted earnings per share of $0.88,

•

A $14.4 million increase in earnings from unconsolidated affiliates in fiscal year 2013, primarily resulting from improvements in Líder in Brazil (reflected in our Other International business unit) due to an increase in aircraft on contract, and

•

The impact of changes in foreign currency exchange rates that increased operating income, net income and diluted earnings per share in fiscal year 2013 by $6.4 million, $3.8 million and $0.10, respectively, compared to fiscal year 2012. The impact of changes in foreign currency exchange rates on operating expenses and earnings from unconsolidated affiliates, net of losses more than offset the impact of these changes in foreign currency exchange rates on gross revenue. $4.2 million of this improvement resulted from the impact of changes in foreign currency exchange rates as the value of the Brazilian real has fluctuated significantly relative to the value of the U.S. dollar, from an average of 0.5921 Brazilian real to U.S. dollar in fiscal year 2012 to 0.4985 Brazilian real to U.S. dollar in fiscal year 2013.

The year-over-year improvement in operating income, net income and diluted earnings per share was partially offset by the following:

•

An increase in compensation cost for our employees in fiscal year 2013 that represented 39% of the $89.7 million increase in direct cost over fiscal year 2012 and 60% of the $28.1 million increase in general and administrative expenses. The increase in salaries in direct costs is primarily due to additional headcount as a result of the increase in activity in all of our business units except for Other International. Included in the increase in general and administrative expenses is an increase of salaries of $16.7 million (including $6.1 million of additional incentive compensation as a result of our stock price out-performing our peers, an increase in the annual cash bonuses to key employees of $2.5 million and a one-time bonus to non-officer employees totaling $3.3 million in the aggregate) and an increase in information technology costs, travel and other administrative expenses totaling $11.4 million,

•

A $4.9 million allowance for doubtful accounts recorded for accounts receivable due from ATP, a client in the U.S. Gulf of Mexico, that is no longer considered probable of collection due to its filing for bankruptcy,

•

Increased rent expense of $21.4 million resulting from increased leasing of aircraft under operating leases as discussed under “– Executive Overview – Our Strategy – Capital Allocation Strategy” included elsewhere in this Annual Report, and

•	Increased maintenance expense of $14.9 million in West Africa primarily during the second and third quarters of fiscal year 2013 due to aircraft undergoing major maintenance.

The special items impacting results for fiscal year 2013 included the following:

•	A $2.8 million additional inventory allowance recorded as a component of direct costs resulting from the sale of ten medium aircraft,

•

A $2.8 million increase in earnings from unconsolidated affiliates as a result of the correction of a calculation error related to foreign currency derivative transactions impacting our earnings from our investment in Líder,

•	A $2.2 million increase in direct costs for severance costs recorded related to termination of a contract in the Southern North Sea,

•	$0.9 million reversal of direct costs for a sale transaction executed in fiscal year 2012 to sell large aircraft where the costs were not ultimately incurred,

•

$14.9 million of premium and fees for the cash tender offer and redemption of the $350 million outstanding principal amount of our 7 1/2% Senior Notes due 2017 (“7 1/2% Senior Notes”), which is included in extinguishment of debt on our consolidated statement of income. Additionally, we wrote-off $2.6 million of unamortized deferred financing fees related to the 7 1/2% Senior Notes, which was included in interest expense on our consolidated statement of income, and

•

$2.1 million of expense included in interest expense on our consolidated statement of income for write-off of deferred financing fees relating to full repayment of a senior secured 364-day term loan credit agreement (the “364-Day Credit Agreement”).

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

•	$2.1 million of direct costs associated with a sale transaction executed in fiscal year 2012 to sell 11 large aircraft, and

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

The impact of these items on our adjusted operating income, adjusted EBITDAR, adjusted net income and adjusted diluted earnings per share is as follows:

	Fiscal Year Ended March 31, 2013
	Adjusted Operating Income	Adjusted EBITDAR	Adjusted Net Income	Adjusted Diluted Earnings Per Share
	(In thousands, except per share amounts)
Inventory allowance	$(2,838)	$(2,838)	$(2,242)	$(0.06)
Líder correction	2,784	2,784	1,809	0.05
Severance costs for termination of a contract	(2,162)	(2,162)	(1,708)	(0.05)
AS332L sale cost reversal	944	944	746	0.02
Retirement of 7 1/2% Senior Notes	—	(14,932)	(11,377)	(0.31)
364-Day Term Loan financing fees	—	—	(1,345)	(0.04)

Total special items	$(1,272)	$(16,204)	$(14,117)	(0.39)

	Fiscal Year Ended March 31, 2012
	Adjusted Operating Income	Adjusted EBITDAR	Adjusted Net Income	Adjusted Diluted Earnings Per Share
	(In thousands, except per share amounts)
Impairment of inventories	$(25,919)	$(25,919)	$(18,514)	$(0.50)
Impairment of aircraft	(2,690)	—	(2,661)	(0.07)
Impairment of assets in Creole, Louisiana	(2,677)	—	(1,740)	(0.05)
AS332L sale costs	(2,142)	(2,142)	(1,393)	(0.04)
Tax items	—	—	(795)	(0.02)

Total special items	$(33,428)	$(28,061)	$(25,103)	(0.68)

After adjusting for the gain (loss) on disposal of assets and the special items, we saw improvement in the financial measures used by management to assess and measure the financial performance of the organization, including a 20.2% improvement in adjusted operating income, an improvement in adjusted operating margin from 15.1% to 16.2%, a 19.2% improvement in adjusted EBITDAR, an improvement in adjusted EBITDAR margin from 26.6% to 28.3%, a 20.2% improvement in adjusted net income and a 21.2% improvement in adjusted diluted earnings per share. This improvement was driven by strong revenue performance and the increase in earnings from unconsolidated affiliates (excluding the calculation error) in fiscal year 2013, partially offset by the increases in salaries and benefits, general and administrative expense, allowance for doubtful accounts and rent expense discussed above.

Fiscal Year 2012 Compared to Fiscal Year 2011

Our results for fiscal year 2012 included a $109.0 million, or 8.8%, increase in gross revenue over fiscal year 2011 primarily resulting from:

•	Increased operating revenue in Europe of $64.9 million and West Africa of $29.1 million primarily from the addition of new contracts and improvements in overall flight activity,

•	A favorable impact from changes in foreign currency exchange rates that increased gross revenue by $29.1 million (this primarily benefitted our revenue in Europe and Australia), and

•	Increased reimbursable revenue of $24.7 million (primarily in Europe).

This increase was partially offset by decreased revenue in North America of $14.9 million as a result of short-term work for BP in support of the spill control and monitoring effort in fiscal year 2011 and reduced activity as a result of the impact of permitting delays from new regulations in the U.S. Gulf of Mexico.

Despite the increase in operating revenue, our operating income, net income and diluted earnings per share for fiscal year 2012 decreased from fiscal year 2011. These decreases primarily resulted from the following items that more than offset the increased revenue in the fiscal year:

•

The impact of special items in fiscal year 2012, as described above, and fiscal year 2011, as described below, that reduced operating income by $33.4 million, net income by $25.1 million and diluted earnings per share by $0.68 in fiscal year 2012 compared to a reduction in operating income of $1.8 million and increase in net income of $12.1 million and diluted earnings per share of $0.34 in fiscal year 2011,

•

A loss on disposal of assets of $31.7 million during fiscal year 2012 compared to a gain on disposal of assets of $8.7 million in fiscal year 2011 resulting in a year-over-year reduction in operating income of $40.3 million, net income of $33.2 million and diluted earnings per share of $0.90,

•

A $9.4 million decrease in earnings from unconsolidated affiliates in fiscal year 2012, primarily resulting from an unfavorable impact of foreign currency exchange rate changes on earnings from our investment in Líder in Brazil (reflected in our Other International business unit), and

•

An increase in compensation cost for our employees in fiscal year 2012, primarily impacting our results at the corporate level and in our Europe business unit. Increased compensation cost represented 35% of the $62.7 million increase in direct cost over fiscal year 2011 and 64% of the $15.2 million increase in general and administrative expenses.

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

•	A reduction in the provision for income taxes of $17.7 million related to adjustments to deferred tax liabilities that were no longer required as a result of a restructuring during fiscal year 2011.

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

The significant impact of changes in foreign currency exchange rates on gross revenue was more than offset by the impact on operating expenses. Changes in foreign currency exchange rates decreased operating income, net income and diluted earnings per share in fiscal year 2012 by $5.5 million, $4.5 million and $0.12, respectively, compared to fiscal year 2011.

After adjusting for the gain (loss) on disposal of assets and the special items, we saw improvement in the financial measures used by management to assess and measure the financial performance of the organization, including a 7.3% improvement in adjusted EBITDAR, a 1.4% improvement in adjusted net income and a 1.3% improvement in adjusted diluted earnings per share. The improvement in adjusted EBITDAR was driven by results in our Europe and Other International business units.

Business Unit Operating Results

The following tables set forth certain operating information for the business units comprising our Helicopter Services segment. Intercompany lease revenue and expense are eliminated from our segment reporting, and depreciation expense of aircraft is presented in the segment that operates the aircraft.

Fiscal Year 2013 Compared to Fiscal Year 2012

Set forth below is a discussion of operations of our business units. Our consolidated results are discussed under “Results of Operations” above.

Europe

	Fiscal Year Ended March 31,		Favorable
	2013	2012	(Unfavorable)
	(In thousands, except percentages)
Operating revenue	$501,923	$449,854	$52,069	11.6%
Reimbursable revenue	$117,622	$109,843	$7,779	7.1%
Earnings from unconsolidated affiliates, net	$10,708	$11,627	$(919)	(7.9)%
Operating income	$111,785	$94,277	$17,508	18.6%
Operating margin	22.3%	21.0%	1.3%	6.2%
Adjusted EBITDAR	$181,475	$147,870	$33,605	22.7%
Adjusted EBITDAR margin	36.2%	32.9%	3.3%	10.0%

The operations of our Europe business unit have expanded since fiscal year 2012 with the addition of 12 large aircraft. These new aircraft, as well as an overall increase in activity with existing clients and from new contracts primarily in the Northern North Sea, resulted in increased operating revenue in the U.K. totaling $38.1 million and Norway totaling $47.6 million, and were the primary contributors to the revenue growth in Europe in fiscal year 2013. Additionally, gross revenue was positively impacted by an increase in reimbursable revenue of $7.8 million. These increases were partially offset by the impact of changes in exchange rates that decreased gross revenue by $9.6 million and the loss of a contract in the Southern North Sea that resulted in a $21.3 million decrease in revenue. The current restrictions on EC225 Super Puma helicopters did not have a material impact on our results in Europe during fiscal year 2013. For further discussion of the twelve EC225 Super Puma helicopters operating in the U.K. and one EC225 Super Puma operating in Norway, see “Executive Overview – Market Outlook.”

Despite the revenue growth in fiscal year 2013, operating margin increased only slightly due to a $16.2 million increase in rent expense primarily resulting from the execution of operating leases for 14 large aircraft in this market in late fiscal year 2012 and fiscal year 2013 and the incurrence of $2.2 million in severance costs related to the termination of a contract in the Southern North Sea.

Adjusted EBITDAR improved by $33.6 million, or 22.7%, in fiscal year 2013 and adjusted EBITDAR margin improved to 36.2% in fiscal year 2013 from 32.9% in fiscal year 2012. Adjusted EBITDAR excludes the impact of the increase in the number of aircraft on lease and severance costs incurred in fiscal year 2013, and reflects the overall growth in this business unit in terms of new contracts, increased pricing and utilization.

We will provide SAR services for Northern Scotland under the U.K. Gap SAR contract awarded in fiscal year 2012 starting in June 2013, using four Sikorsky S-92 helicopters based in the Scottish locations of Stornoway and Sumburgh. In addition on March 26, 2013, Bristow Helicopters was awarded a new contract to provide SAR services for all of the U.K. The U.K. SAR contract has a phased-in transition period beginning in April 2015 and continuing to July 2017. For further details on the U.K. SAR contract award, see “Executive Overview – Market Outlook.”

West Africa

	Fiscal Year Ended
	March 31,		Favorable
	2013	2012	(Unfavorable)
	(In thousands, except percentages)
Operating revenue	$282,150	$246,349	$35,801	14.5%
Reimbursable revenue	$14,783	$11,909	$2,874	24.1%
Operating income	$70,315	$63,768	$6,547	10.3%
Operating margin	24.9%	25.9%	(1.0)%	(3.9)%
Adjusted EBITDAR	$88,780	$86,158	$2,622	3.0%
Adjusted EBITDAR margin	31.5%	35.0%	(3.5)%	(10.0)%

We continued to experience strong levels of activity in fiscal year 2013 in West Africa with a 4% increase in flight hours over fiscal year 2012. Operating revenue in West Africa increased primarily due to the increase in flight hours from new contracts and ad hoc work resulting in a $16.4 million increase in revenue and increased pricing resulting in a $20.5 million increase in revenue. Additionally, gross revenue was positively impacted by an increase in reimbursable revenue of $2.9 million. These increases were partially offset by the impact of the loss of contracts totaling $2.7 million.

The revenue increase translated into improvements in operating income and adjusted EBITDAR during fiscal year 2013, while operating margin and adjusted EBITDAR margin declined due to an increase in salary costs of $15.5 million and maintenance expense of $14.9 million. Salary costs increased primarily due to an increase in activity and headcount during fiscal year 2013. Maintenance expense increased primarily due to aircraft undergoing major maintenance during the second and third quarters of fiscal year 2013.

North America

	Fiscal Year Ended
	March 31,		Favorable
	2013	2012	(Unfavorable)
	(In thousands, except percentages)
Operating revenue	$225,248	$176,545	$48,703	27.6%
Reimbursable revenue	$1,149	$1,272	$(123)	(9.7)%
Earnings from unconsolidated affiliates, net	$(736)	$—	$(736)	*
Operating income	$27,538	$8,378	$19,160	228.7%
Operating margin	12.2%	4.7%	7.5%	159.6%
Adjusted EBITDAR	$57,864	$30,609	$27,255	89.0%
Adjusted EBITDAR margin	25.7%	17.3%	8.4%	48.6%

*	percentage change not meaningful

We had new contracts and more activity with medium and large aircraft in our operations in the U.S. Gulf of Mexico during fiscal year 2013. This shift toward larger, more profitable aircraft, as well as increased pricing, led to an increase in operating revenue in fiscal year 2013 of $46.0 million despite no significant change in overall flight hours. Additionally, during fiscal year 2013 we acquired eight aircraft operating in Canada which resulted in an increase in revenue of $16.4 million. Operating revenue was also positively impacted by the continuing gradual recovery from the impact of permitting delays from new regulations in the U.S. Gulf of Mexico. These increases were partially offset by the impact of the end of short-term contracts totaling $13.5 million.

During fiscal year 2013, we recorded a bad debt allowance of $4.9 million for accounts receivable from ATP due to its filing for bankruptcy. Excluding this allowance, operating margin and adjusted EBITDAR margin for fiscal year 2013 would have been 14.4% and 27.8%, respectively.

Earnings from unconsolidated affiliates, net includes a loss from our investment in Cougar of $0.7 million for the period beginning October 2012.

During fiscal year 2012, we recorded an impairment charge of $2.7 million resulting from the abandonment of certain assets located in Creole, Louisiana and used in our U.S. Gulf of Mexico operations as we ceased operations from that location. This impairment charge is included in depreciation and amortization expense on the consolidated statements of income.

The revenue increase, combined with success by our management team in containing costs in this market, translated into significant improvements in operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin in fiscal year 2013. Adjusted EBITDAR and adjusted EBITDAR margin excludes the impact of the impairment charge in fiscal year 2012 as this was designated a special item.

Australia

	Fiscal Year Ended
	March 31,		Favorable
	2013	2012	(Unfavorable)
	(In thousands, except percentages)
Operating revenue	$158,803	$148,268	$10,535	7.1%
Reimbursable revenue	$27,949	$14,921	$13,028	87.3%
Operating income	$25,283	$19,840	$5,443	27.4%
Operating margin	15.9%	13.4%	2.5%	18.7%
Adjusted EBITDAR	$43,001	$36,026	$6,975	19.4%
Adjusted EBITDAR margin	27.1%	24.3%	2.8%	11.5%

Operating revenue for Australia increased from the addition of new contracts and an increase in activity resulting in an increase in revenue of $49.2 million. Additionally, reimbursable revenue increased $13.0 million in fiscal year 2013. These increases were partially offset by the impact of reduced activity and contract cessations totaling $37.5 million and an unfavorable impact from changes in exchange rates that decreased gross revenue by $1.6 million.

Operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin improved mostly due to the increase in revenue while operating expense remained mostly flat, with the exception of an increase in maintenance expense of $4.8 million and an increase in lease costs of $3.0 million. Lease costs are excluded from the calculation of adjusted EBITDAR and adjusted EBITDAR margin. In fiscal year 2012, we were incurring costs, including salaries and benefits, depreciation and insurance for contracts that started during the second half of fiscal year 2012, primarily in the fourth quarter.

In July 2012, INPEX awarded Bristow a ten-year contract for up to six large helicopters to support drilling, development and production operations on the Ichthys Project. INPEX also has an option to add a long-term search and rescue aircraft. This new contract is scheduled to begin in fiscal year 2014 and reinforces our long term commitment to the Australian market.

Other International

	Fiscal Year Ended
	March 31,		Favorable
	2013	2012	(Unfavorable)
	(In thousands, except percentages)
Operating revenue	$132,088	$141,504	$(9,416)	(6.7)%
Reimbursable revenue	$574	$4,089	$(3,515)	(86.0)%
Earnings from unconsolidated affiliates, net	$15,098	$(956)	$16,054	*
Operating income	$45,201	$36,343	$8,858	24.4%
Operating margin	34.2%	25.7%	8.5%	33.1%
Adjusted EBITDAR	$61,495	$55,960	$5,535	9.9%
Adjusted EBITDAR margin	46.6%	39.5%	7.1%	18.0%

*	percentage change not meaningful

Operating revenue for Other International decreased due to the end of short-term contracts in Guyana ($7.6 million), the Baltic Sea ($5.6 million), Ghana ($1.7 million), Bangladesh ($1.8 million) and Equatorial Guinea ($1.0 million) and a decline in aircraft on contract in Mexico ($2.7 million) and Malaysia ($0.9 million), partially offset by the benefit of a change in the mix of aircraft fleet types on contract in Trinidad ($4.5 million), and increased activity in Brazil ($4.0 million) and Russia ($3.0 million).

Operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin increased primarily due to a $16.1 million increase in earnings from unconsolidated affiliates, net of losses, partially offset by an increase in operating costs in Trinidad, a reduction in activity in Mexico and Malaysia and the end of short-term contracts in Guyana, the Baltic Sea, Ghana and Equatorial Guinea.

Earnings from unconsolidated affiliates, net of losses, increased due to an increase in earnings from our investment in Líder to $14.8 million in fiscal year 2013 from a loss of $3.3 million during fiscal year 2012. For additional discussions on our investment in Líder, see “– Fiscal Year 2013 compared to Fiscal Year 2012.”

Corporate and Other

	Fiscal Year Ended
	March 31,		Favorable
	2013	2012	(Unfavorable)
	(In thousands, except percentages)
Operating revenue	$46,140	$38,447	$7,693	20.0%
Reimbursable revenue	$2,381	$542	$1,839	*
Operating loss	$(64,046)	$(75,170)	$11,124	14.8%
Adjusted EBITDAR	$(51,649)	$(37,135)	$(14,514)	(39.1)%

*	percentage change not meaningful

Corporate and other includes our Bristow Academy business unit, technical services business and corporate costs that have not been allocated to other business units.

Operating revenue increased primarily due to the addition of support fees for new helicopters operating in Canada of $11.7 million, partially offset by a decrease in revenue at Bristow Academy of $3.4 million resulting from a decrease in military training.

Corporate operating expense primarily represents costs of our corporate office and other general and administrative costs not allocated to our business units. Operating loss decreased primarily due to a $25.9 million write-down of inventory spare parts to lower of cost or market in fiscal year 2012. This was partially offset by an increase in salaries and incentive compensation of $9.6 million, including an additional $5.1 million of expense related to our performance cash compensation plan for senior management due to improved stock price performance in fiscal year 2013. Adjusted EBITDAR, which excludes the $25.9 million write-down of inventory spare parts in fiscal year 2012, decreased due to the increase in salaries and incentive compensation.

During fiscal year 2013, approximately 315 pilots graduated from Bristow Academy. We hired 27 graduates as instructors at Bristow Academy and 54 graduates as pilots (mostly former instructors) into our other business units.

Gain (loss) on disposal of assets

The gain on disposal of assets in fiscal year 2013 primarily includes reversal of previously recorded impairment charges of $8.7 million as a result of returning four large aircraft previously classified as held for sale to operational status and proceeds from insurance recoveries resulting in a gain of $2.8 million, partially offset by impairment charges of $4.4 million to reduce the carrying value of 10 aircraft held for sale. The loss on disposal of assets in fiscal year 2012 primarily includes impairment charges of $26.3 million to reduce the carrying value of 19 aircraft held for sale and a loss of $5.6 million on the sale of nine large aircraft.

Interest Expense, Net

	Fiscal Year Ended
	March 31,		Favorable
	2013	2012	(Unfavorable)
	(In thousands, except percentages)
Interest income	$788	$560	$228	40.7%
Interest expense	(37,839)	(37,950)	111	0.3%
Amortization of debt discount	(3,597)	(3,380)	(217)	(6.4)%
Amortization of debt fees	(7,604)	(1,766)	(5,838)	(330.6)%
Capitalized interest	6,594	4,966	1,628	32.8%

Interest expense, net	$(41,658)	$(37,570)	$(4,088)	(10.9)%

Interest expense, net increased due to the write-off of deferred financing fees related to our 7  1/2% Senior Notes and 364-Day Credit Agreement which provided for the $225 million term loan (the “364-Day Term Loan”) totaling $4.6 million, partially offset by lower average borrowings on our Revolving Credit Facility in fiscal year 2013 and an increase in capitalized interest.

Extinguishment of Debt

Extinguishment of debt includes $14.9 million in redemption premium and fees as a result of the early redemption of the 7  1/2% Senior Notes during fiscal year 2013.

Other Income (Expense), Net

	Fiscal Year Ended
	March 31,		Favorable
	2013	2012	(Unfavorable)
	(In thousands, except percentages)
Foreign currency gains (losses)	$(1,126)	$379	$(1,505)	*
Other	249	867	(618)	(71.3)%

Other income (expense), net	$(877)	$1,246	$(2,123)	(170.4)%

*	percentage change not meaningful

Other income (expense), net decreased due to foreign currency losses in fiscal year 2013 compared to foreign currency gains in fiscal year 2012, primarily resulting from fluctuations in exchange rates.

Taxes

	Fiscal Year Ended
	March 31,		Favorable
	2013	2012	(Unfavorable)
	(In thousands, except percentages)
Effective tax rate	21.0%	17.9%	(3.1)%	(17.3)%
Net foreign tax on non-U.S. earnings	$23,999	$16,231	$(7,768)	(47.9)%
Benefit of foreign earnings indefinitely reinvested abroad	(47,288)	(20,852)	26,436	126.8%
(Benefit) expense from change in tax contingency	187	(10,190)	(10,377)	*
Dividend inclusion as a result of internal realignment	—	13,222	13,222	*
Benefit from change to foreign tax credits	—	(11,992)	(11,992)	*
Benefit from foreign tax credits	(9,127)	—	9,127	*

*	percentage change not meaningful

Our effective tax rate for fiscal years 2013 and 2012 was reduced by the permanent investment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits. Our effective tax rate for fiscal year 2013 includes a benefit due to revaluation of our deferred taxes as a result of the enactment of tax rate reductions in the U.K. effective April 1, 2012 and 2013. This revaluation benefit was offset by income tax expense related to other discrete items for fiscal year 2013. Our effective tax rate for the fiscal year 2012 also includes a benefit due to revaluation of our deferred taxes as a result of the enactment of a tax rate reduction in the U.K. effective April 1, 2012. The revaluation benefit, net of other discrete items, eliminated any need to provide additional tax expense for fiscal year 2012.

Noncontrolling Interest

Noncontrolling interest expense for fiscal year 2013 was $1.6 million compared to $1.7 million for fiscal year 2012. See Note 3 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

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

Operating revenue for Europe increased mostly due to increased activity with existing clients, primarily in the Northern North Sea, resulting in increased operating revenue in the U.K. totaling $18.2 million and Norway totaling $30.1 million. Reimbursable revenue increased by $18.3 million. Changes in exchange rates contributed to $16.8 million of the increase in gross revenue.

Operating income and adjusted EBITDAR for Europe increased primarily due to increased activity, partially offset by increases in salaries and benefits, maintenance and fuel costs as a result of the increased activity. Additionally, we incurred an additional $1.1 million in salary costs related to engineer retroactive pay increases as we entered into a two-year agreement with the engineers’ union in Norway during fiscal year 2012 and incurred additional salary expense to repair an aircraft that had been damaged in a hard landing. Depreciation expense and lease costs increased $7.4 million and $6.5 million, respectively, due to the addition of aircraft into this business unit. Operating margin and adjusted EBITDAR margin declined as a result of the additional cost incurred in fiscal year 2012, which was partially offset by an increase in earnings from unconsolidated affiliates.

West Africa

	Fiscal Year Ended
	March 31,		Favorable
	2012	2011	(Unfavorable)
	(In thousands, except percentages)
Operating revenue	$246,349	$217,256	$29,093	13.4%
Reimbursable revenue	$11,909	$8,919	$2,990	33.5%
Operating income	$63,768	$62,051	$1,717	2.8%
Operating margin	25.9%	28.6%	(2.7)%	(9.4)%
Adjusted EBITDAR	$86,158	$76,411	$9,747	12.8%
Adjusted EBITDAR margin	35.0%	35.2%	(0.2)%	(0.6)%

Operating revenue for West Africa increased primarily due to new contracts and a combination of increased flight hours and price increases on existing contracts and ad hoc flying, that resulted in an increase in operating revenue of $41.1 million, partially offset by the impact of the non-renewal of a major contract totaling $11.2 million.

Although operating income and adjusted EBITDAR increased due to the increase in revenue discussed above, operating and adjusted EBITDAR margins declined primarily due to the non-renewal of a major contract in this market during fiscal year 2011. Additionally, operating results were affected by an increase in salaries and benefits of $10.1 million, maintenance expense of $2.1 million, lease costs of $5.4 million and depreciation of $1.8 million. These higher costs were partially offset by a decrease in freight charges of $1.9 million due to the mobilization of an aircraft to this market in fiscal year 2011.

North America

	Fiscal Year Ended
	March 31,		Favorable
	2012	2011	(Unfavorable)
	(In thousands, except percentages)
Operating revenue	$176,545	$191,411	$(14,866)	(7.8)%
Reimbursable revenue	$1,272	$2,434	$(1,162)	(47.7)%
Operating income	$8,378	$14,527	$(6,149)	(42.3)%
Operating margin	4.7%	7.6%	(2.9)%	(38.2)%
Adjusted EBITDAR	$30,609	$35,469	$(4,860)	(13.7)%
Adjusted EBITDAR margin	17.3%	18.5%	(1.2)%	(6.5)%

Operating revenue decreased primarily as a result of the end of short-term work for BP in fiscal year 2011 resulting in a decrease in revenue of $24.0 million and reduced activity as a result of the impact of permitting delays from new regulations in the U.S. Gulf of Mexico totaling $9.6 million, partially offset by new contracts and an increase in fuel charges to clients totaling $17.0 million.

The decrease in operating income and operating margin from fiscal year 2011 is primarily due to the end of short-term work for BP that was performed during fiscal year 2011 and an increase in depreciation and amortization expense resulting from an impairment charge of $2.7 million from the abandonment of certain assets located in Creole, Louisiana as we ceased operations from this location, partially offset by a decrease in salaries and benefits of $7.7 million and maintenance expense of $2.2 million during fiscal year 2012 resulting from reduced activity. Excluding the impairment charge, operating margin for fiscal year 2012 would have been 6.3%. The decrease in adjusted EBITDAR and adjusted EBITDAR margin are primarily due to the end of short-term work for BP that was performed during fiscal year 2011.

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

Operating revenue for Australia increased primarily due to additional aircraft on contract for existing clients of $22.2 million and a favorable impact from changes in foreign currency exchange rates of $12.1 million, partially offset by the loss of a major contract at the end of May 2011 resulting in a decrease in revenue of $22.7 million and decrease in revenue of $10.2 million due to loss of another contract that ended in fiscal year 2011.

Operating income, adjusted EBITDAR, operating margin and EBITDAR margin declined primarily due to an increase in salaries and benefits of $9.4 million due to annual salary increases and an increase in training costs of $1.1 million resulting from the introduction of a new aircraft type into this business unit.

Other International

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

Operating revenue for Other International decreased due to no longer proving maintenance and support to Heliservicio in Mexico ($24.9 million) or Líder in Brazil ($2.6 million) and ceasing operations in Libya ($6.8 million), partially offset by the benefit of a change in the mix of aircraft on contract in Malaysia ($10.9 million), a new contract and additional activity on existing contracts in Trinidad ($9.4 million), a full year on contract in Guyana ($5.4 million), increased activity in Russia ($3.7 million), and new contracts in Bangladesh and Equatorial Guinea ($1.9 million).

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

Operating loss increased due to a $25.9 million write-down of inventory spare parts to lower of cost or market value during fiscal year 2012. Additionally, during fiscal year 2012 corporate operating expense increased due to an increase in compensation and professional fees. Compensation expense increased $3.8 million related to our performance cash compensation plan for our senior management that resulted from improved stock price performance and an additional award in June 2011. Additionally, we recorded $2.3 million in compensation expense (including expenses recorded for the acceleration of unvested stock options and restricted stock) related to the separation between us and an officer. The increase in professional fees primarily related to special projects designed to have longer term benefits to our organization, including the Bristow Client Promise and BVA initiatives discussed elsewhere in this Annual Report. These increases were partially offset by a decrease in lease and fuel costs and salaries and benefits at Bristow Academy due to cost reduction efforts and closure of the Concord, California campus effective July 15, 2011.

Gain (loss) on disposal of assets

The loss on disposal of assets in fiscal year 2012 primarily includes impairment charges of $26.3 million to reduce the carrying value of 19 aircraft held for sale and a loss of $5.6 million on the sale of nine large aircraft. The gain on disposal of assets in fiscal year 2011 primarily includes net gains of $10.2 million from the disposal of 16 aircraft and other equipment and insurance proceeds resulting in gain of $4.2 million.

Interest Expense, Net

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

Interest expense, net decreased primarily due to the early redemption of the 6 1/8% Senior Notes in fiscal year 2011, which was replaced with borrowings at a lower interest rate. Also, fiscal year 2011 included the write-off of $2.4 million of unamortized debt issuance as a result of the early redemption of the 6 1/8% Senior Notes in December 2010.

Extinguishment of Debt

Extinguishment of debt included $2.3 million in redemption premium and fees as a result of the early redemption of the 6 1/8% Senior Notes in December 2010.

Other Income (Expense), Net

	Fiscal Year Ended
	March 31,		Favorable
	2012	2011	(Unfavorable)
	(In thousands, except percentages)
Foreign currency (losses) gains	$379	$(50)	$429	*
Other	867	(1,880)	2,747	146.1%

Other income (expense), net	$1,246	$(1,930)	$3,176	164.6%

*	percentage change not meaningful

Other income (expense), net included no significant items during fiscal year 2012. Fiscal year 2011 includes the impairment of our investment in Heliservicio of $2.4 million, partially offset by gains on sales of two joint ventures of $0.6 million.

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

Our effective tax rate for fiscal year 2012 includes a benefit due to the revaluation of our deferred taxes as a result of the enactment of a tax rate reduction of 2% in the U.K. effective April 1, 2012, a benefit due to the change from deduction to credit of foreign taxes paid and a benefit from release of a foreign tax contingency as a result of a favorable ruling in a foreign jurisdiction. This was partially offset by a dividend inclusion as a result of an internal realignment. In addition, we continued to benefit from our global legal structure that more closely aligns with our global operational structure.

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

Our effective tax rate for fiscal year 2011 reflects the tax implications of the implementation of a restructuring, which was effective November 1, 2010, that more closely aligns our legal structure with our global operational structure. During fiscal year 2011, we recorded a net reduction of our provision for income taxes of $17.7 million, primarily due to the reversal of deferred tax balances recorded in prior fiscal years. As a result of offshore profits being deferred until the profits are repatriated, deferred tax liabilities recorded in prior fiscal years were no longer required. Excluding this restructuring item, our effective tax rate was 17.7% for fiscal year 2011.

Noncontrolling Interest

Noncontrolling interest expense for fiscal year 2012 was $1.7 million compared to $1.0 million for fiscal year 2011. The increase in noncontrolling interest expense was primarily due to an increase in net income from our operations in Russia. See Note 3 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Net cash provided by operating activities totaled $266.8 million, $231.3 million and $151.4 million during fiscal years 2013, 2012 and 2011, respectively. Changes in non-cash working capital generated $21.1 million and $13.7 million in cash flows during fiscal years 2013 and 2012, respectively, and used $59.4 million in cash flows during fiscal year 2011. During fiscal years 2013 and 2011, equity earnings from unconsolidated affiliates were $9.2 million and $6.2 million, respectively, in excess of dividends received, and during fiscal year 2012, equity earnings from unconsolidated affiliates were $5.5 million below dividends received. During fiscal years 2013, 2012 and 2011, we pre-funded fiscal years 2014, 2013 and 2012 employer contributions for our U.K. pension plans, resulting in decreases in operating cash flow of $19.0 million, $16.6 million and $16.0 million, respectively. Also, in fiscal year 2013, we paid $12.7 million in fees related to a potential financing in connection with our bid to provide SAR services in the U.K. In April 2013, we increased our borrowing capacity on our Revolving Credit Facility from $200 million to $350 million and cancelled the potential financing. During the first quarter of fiscal year 2014, we will include the $12.7 million in interest expense on our consolidated statement of income and a special item when calculating adjusted operating income, adjusted net income and adjusted diluted earnings per share.

Investing Activities

Cash flows used in investing activities were $307.8 million, $88.8 million and $112.8 million for fiscal years 2013, 2012 and 2011, respectively, primarily for capital expenditures as follows:

	Fiscal Year Ended March 31,
	2013	2012	2011
Number of aircraft delivered:
Medium	2	1	7
Large	17	9	1
Fixed wing	—	1	—

Total aircraft	19	11	8

Capital expenditures (in thousands):
Aircraft and related equipment	$504,329	$304,484	$125,342
Other	67,096	21,936	20,176

Total capital expenditures	$571,425	$326,420	$145,518

In addition to these capital expenditures, investing cash flows were impacted by the following items during the last three fiscal years:

Fiscal Year 2013 — During fiscal year 2013, we received proceeds of $59.0 million primarily from the sale or disposal of 15 aircraft and certain other equipment and $255.8 million for the sale of 11 large aircraft which we subsequently leased back. Also, we paid $255.5 million (including $5.5 million for transaction costs) for the investment in certain aircraft, facilities and inventory used by Cougar in its operations and 40 Class B shares in Cougar. Of this $255.5 million amount, $190.9 million was for aircraft and facilities included in the table above, $13.4 million was for inventory and other current assets included in operating cash flows and $51.2 million was for our investment in Class B shares of Cougar. For further details, see Note 3 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

Fiscal Year 2012 — During fiscal year 2012, we received $58.2 million in proceeds from the disposal of 29 aircraft and certain other equipment. Also, we received $10.4 million in insurance recoveries and $171.2 million for the sale of nine existing and in-construction aircraft that we subsequently leased back. Additionally, we invested $2.4 million of transaction costs related to Cougar.

Fiscal Year 2011 — During fiscal year 2011, we received proceeds of $20.1 million primarily from the disposal of 16 aircraft and certain other equipment, $4.0 million in deposits for aircraft and inventory that were held for sale and insurance recoveries of $7.3 million. Also, during fiscal year 2011, we received $1.3 million for the sale of two joint ventures.

Financing Activities

We used cash in financing activities of $13.0 million and $15.5 million during fiscal years 2013 and 2011, respectively, and generated cash from financing activities of $4.3 million during fiscal year 2012.

During fiscal year 2013, we received $225.0 million from borrowings under our 364-Day Credit Agreement, $450.0 million in proceeds from the issuance of our 6 1/4% Senior Notes and $15.3 million in proceeds from the issuance of our Common Stock upon exercise of stock options. We used $663.9 million for the repayment of debt and debt redemption premiums (including $364.9 million for early redemption of our 7 1/2% Senior Notes and $225.0 million for the repayment of our 364-Day Credit Facility), $28.7 million for payment of dividends on our Common Stock, $10.3 million for debt issuance costs and $1.2 million for the repurchase of our Common Stock.

During fiscal year 2012, we received $109.3 million from borrowings on our Revolving Credit Facility, $50.0 million from our Term Loan and $5.3 million from Common Stock issued upon exercise of stock options. We used $113.4 million for the repayment of debt and $0.3 million for the acquisition of 1% of RLR. Additionally, we paid dividends on our Common Stock totaling $21.6 million and used $25.1 million for repurchase of our Common Stock.

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

Future Cash Requirements

Debt Obligations

Total debt as of March 31, 2013 was $787.3 million, of which $22.3 million was classified as current. Our significant debt maturities relate to our $450 million 6 1/4% Senior Notes, $250 million Term Loan and $115 million 3% Convertible Senior Notes, which mature in calendar years 2022, 2018 and 2038 (with the first put date for the Convertible Senior Notes in calendar year 2015), respectively.

See further discussion of outstanding debt as of March 31, 2013 and our debt issuances and our debt redemptions in Note 5 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

Pension Obligations

As of March 31, 2013, we had recorded on our balance sheet a $126.6 million pension liability related to the Bristow Helicopter Group Limited, Bristow International Aviation (Guernsey) Limited and Bristow Norway pension plans. The liability represents the excess of the present value of the defined benefit pension plan liabilities over the fair value of plan assets that existed at that date. The minimum funding rules of the U.K. require the employer to agree to a funding plan with the plans’ trustee (the “Trustee”) for securing that the pension plan has sufficient and appropriate assets to meet its technical provisions liabilities. In addition, where there is a shortfall in assets against this measure, we are required to make scheduled contributions in amounts sufficient to bring the plan up to 100% funded as quickly as can be reasonably afforded. We pre-funded the employer deficit recovery contributions for the main U.K. pension plan for fiscal years 2014, 2013 and 2012 in the last quarter of fiscal years 2013, 2012 and 2011 in the amount of £12.5 million ($19.0 million), £10.4 million ($16.6 million), and £10.0 million ($16.0 million), respectively. The employer’s deficit contribution obligations to the main U.K. plan have remained unchanged at approximately £10 million per year following completion of the formal actuarial valuation as of April 1, 2010. Under U.K. legislation, an actuarial valuation must be carried out at least once every three years with interim reports for intervening years. The Bristow Norway pension plan requires contributions ranging from NOK 5.3 million ($8.1 million) to NOK 7.8 million ($11.8 million) for fiscal years 2014 through 2023. See Note 10 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

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

The following tables summarize our significant contractual obligations and other commercial commitments on an undiscounted basis as of March 31, 2013 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings as of March 31, 2013. Additional details regarding these obligations are provided in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

	Payments Due by Period
		Fiscal Year Ending March 31,
	Total	2014	2015 - 2016	2017 - 2018	2019 and beyond
	(In thousands)
Contractual obligations:
Long-term debt and short-term borrowings:
Principal (1)	$796,073	$22,323	$59,375	$149,375	$565,000
Interest (2)	369,901	36,675	71,517	63,150	198,559
Aircraft operating leases (3)	299,549	60,433	112,222	81,159	45,735
Other operating leases (4)	73,144	9,507	14,066	10,239	39,332
Pension obligations (5)	148,615	23,573	48,649	20,105	56,288
Aircraft purchase obligations (6)	728,993	486,677	228,545	13,771	—
Other purchase obligations (7)	31,536	31,536	—	—	—

Total contractual cash obligations	$2,447,811	$670,724	$534,374	$337,799	$904,914

Other commercial commitments:
Letters of credit	$2,559	$1,151	$1,408	$—	$—
Contingent consideration (8)	40,000	6,000	34,000	—	—
Other commitments (9)	46,000	—	46,000	—	—

Total commercial commitments	$88,559	$7,151	$81,408	$—	$—

(1)	Excludes unamortized discount on the 3% Convertible Senior Notes of $8.8 million.
(2)	Interest payments for variable interest debt are based on interest rates as of March 31, 2013.
(3)

Represents separate operating leases for aircraft. During the fiscal year 2013, we entered into 11 new aircraft operating leases. For further details, see Note 4 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

(4)	Represents minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year.
(5)

Represents expected funding for pension benefits in future periods. These amounts are undiscounted and are based on the expectation that the U.K. and Norway pensions will be fully funded in approximately four and three years, respectively. As of March 31, 2013, we had recorded on our balance sheet a $126.6 million pension liability associated with these obligations. The timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustees.

(6)	For further details on our aircraft purchase obligations, see Note 8 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.
(7)	Other purchase obligations primarily represent unfilled purchase orders for aircraft parts and commitments associated with upgrading facilities at our bases.
(8)

The Cougar purchase agreement includes a potential earn-out of $40 million payable over three years based on Cougar achieving certain agreed performance targets. The fair value of the earn-out is $35.6 million as of March 31, 2013 and is included in other liabilities and deferred credits on our consolidated balance sheet. See Note 3 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

(9)

In connection with the Bristow Norway acquisition (see “Part I. Item I. Business — Overview” included in the fiscal year 2011 Annual Report), we granted the former partner in this joint venture an option that if exercised would require us to acquire up to five aircraft at fair value upon the expiration of the lease terms for such aircraft. One of the options was exercised in December 2009 and two of the options expired. The remaining aircraft leases expire in June and August 2014.

Financial Condition and Sources of Liquidity

The following table summarizes our capital structure and sources of liquidity as of March 31, 2013 and 2012 (in thousands):

	March 31,
	2013	2012
Capital structure:
6 1/4% Senior Notes due 2022	$450,000	$—
Term Loan	230,625	245,000
3 % Convertible Senior Notes due 2038	106,196	102,599
7 1/2% Senior Notes due 2017	—	350,346
Revolving Credit Facility	—	59,300
Other	448	—

Total debt	787,269	757,245
Stockholders’ investment	1,610,957	1,521,824

Total capital	$2,398,226	$2,279,069

Liquidity:
Cash	$215,623	$261,550
Undrawn borrowing capacity on revolving credit facility (1)	199,365	140,065

Total liquidity	$414,988	$401,615

Adjusted debt to equity ratio (2)	75.6%	70.8%

(1)	Letters of credit in the amount of $0.6 million were outstanding as of March 31, 2013 and 2012.
(2)

Adjusted debt includes the net present value of operating leases totaling $301.9 million and $190.2 million, respectively, letters of credit, bank guarantees and financial guarantees totaling $2.6 million and $17.5 million, respectively, and the unfunded pension liability of $126.6 million and $111.7 million, respectively, as of March 31, 2013 and 2012. Adjusted debt to equity ratio is a non-GAAP financial measure that management believes provides meaningful supplemental information regarding our financial position.

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

We expect that our cash on deposit as of March 31, 2013 of $215.6 million, cash flow from operations and proceeds from aircraft sales, as well as available borrowing capacity under our Revolving Credit Facility will be sufficient to satisfy our capital commitments, including our remaining aircraft purchase commitments of $729 million as of March 31, 2013 and our anticipated capital requirements of approximately $825 million in connection with our U.K. SAR contract. The available borrowing capacity under our Revolving Credit Facility was of $199.4 million as of March 31, 2013, and in April 2013, we increased the borrowing capacity under our Revolving Credit Facility by $150 million from $200 million to $350 million. While we plan to continue to be disciplined concerning future capital commitments, we also intend to continue managing our capital structure and liquidity position with external financings as needed. Our strategy will involve funding our short-term liquidity requirements with borrowings under our Revolving Credit Facility and funding our long-term financing needs, while maintaining a prudent capital structure, among the following alternatives: operating leases, bank debt, private and public debt and/or equity offerings and export credit agency-supported financings.

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

We maintain reserves for estimated tax exposures in jurisdictions of operation, including reserves for income, value added, sales and payroll taxes. The expenses reported for these taxes, including our annual tax provision, include the effect of reserve provisions and changes to reserves that we consider appropriate, as well as related interest. Tax exposure items primarily include potential challenges to intercompany pricing, disposition transactions and the applicability or rate of various withholding taxes. These exposures are resolved primarily through the settlement of audits within these tax jurisdictions or by judicial means, but can also be affected by changes in applicable tax law or other factors, which could cause us to conclude that a revision of past estimates is appropriate. We believe that an appropriate liability has been established for estimated exposures. However, actual results may differ materially from these estimates. We review these liabilities quarterly. During fiscal years 2013 and 2011, we had net accruals of reserves for estimated tax exposures of $0.1 million and $2.2 million, respectively, and during fiscal year 2012 we had net reversals of reserves for estimated tax exposures of $10.2 million. We recognize interest and penalties accrued related to unrecognized tax benefits as a component of our provision for income taxes. As of March 31, 2013 and 2012, we had $1.7 million and $1.5 million, respectively, of unrecognized tax benefits, all of which would have an impact on our effective tax rate, if recognized.

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

Judgment is required in determining whether deferred tax assets will be realized in full or in part. When it is estimated to be more-likely-than-not that all or some portion of specific deferred tax assets, such as foreign tax credit carryovers or net operating loss carry forwards, will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are estimated to not be realizable. As of March 31, 2013, we have established deferred tax assets for foreign taxes we expect to be realizable, primarily as a result of an internal reorganization that resulted in a one-time increase in U.S. taxable earnings and a forecast that includes more U.S. taxable earnings in future years. If our facts or financial results were to change, thereby impacting the likelihood of establishing and then realizing the deferred tax assets, judgment would have to be applied to determine changes to the amount of the valuation allowance in any given period. Such changes could result in either a decrease or an increase in our provision for income taxes, depending on whether the change in judgment resulted in an increase or a decrease to the valuation allowance. We continually evaluate strategies that could allow for the future utilization of our deferred tax assets.

We have not provided for U.S. deferred taxes on the unremitted earnings of certain foreign subsidiaries as of March 31, 2013 that are indefinitely reinvested abroad of $553.8 million. Should we make a distribution from the unremitted earnings of these subsidiaries, we could be required to record additional taxes. At the current time, a determination of the amount of unrecognized deferred tax liability is not practical.

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

Property and Equipment

Our net property and equipment represents 65% percent of our total assets as of March 31, 2013. We determine the carrying value of these assets based on our property and equipment accounting policies, which incorporate our estimates, assumptions, and judgments relative to capitalized costs, useful lives and salvage values of our assets.

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

Useful lives of aircraft and residual values are difficult to estimate due to a variety of factors, including changes in operating conditions or environment, the introduction of technological advances in aviation equipment, changes in market or economic conditions including changes in demand for certain types of aircraft and changes in laws or regulations affecting the aviation or offshore oil and gas industry. We evaluate the remaining useful lives of our aircraft when certain events occur that directly impact our assessment of the remaining useful lives of the aircraft. Our consideration of ultimate residual value takes into account current expectations of fair market value and the expected time to ultimate disposal. The determination of the ultimate value to be received upon sale depends largely upon the condition of the aircraft and the flight time left on the aircraft and major components until the next major maintenance check is required. The future value also depends on the aftermarket that exists as of that date, which can differ substantially over time.

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

Additionally, certain aircraft that are still operating where management has made the decision to sell or abandon the aircraft at a fixed date are reviewed for potential impairment individually and an analysis completed to determine whether depreciation needs to be accelerated or additional depreciation recorded for an expected reduction in residual value at the planned disposal date. For those aircraft still being depreciated, we consider whether any change is required to the estimated residual values and/or to the remaining lives. For those aircraft no longer being depreciated, we consider whether our current expectation of residual value is lower than the carrying value.

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

Pension Benefits

Pension obligations are actuarially determined and are affected by assumptions including discount rates, compensation increases and employee turnover rates. The recognition of these obligations through the statement of income is also affected by assumptions about expected returns on plan assets. We evaluate our assumptions periodically and make adjustments to these assumptions and the recorded liabilities as necessary.

Three of the most critical assumptions are the expected long-term rate of return on plan assets, the assumed discount rate and the mortality rate. We evaluate our assumptions regarding the estimated long-term rate of return on plan assets based on historical experience and future expectations on investment returns, which are calculated by our third-party investment advisor utilizing the asset allocation classes held by the plan’s portfolios. We utilize a British pound sterling denominated AA corporate bond index as a basis for determining the discount rate for our U.K. plans and NOK-denominated corporate bonds available in Norway that are credit-rated as AA or AAA as a basis for determining the discount rate for our Norway plan. We base mortality rates utilized on actuarial research on these rates, which are adjusted to allow for expected mortality within our industry segment and, where available, individual plan experience data. Changes in these and other assumptions used in the actuarial computations could impact our projected benefit obligations, pension liabilities, pension expense and other comprehensive income. We base our determination of pension expense on a fair value valuation of assets and an amortization approach for assessed gains and losses that reduces year-to-year volatility. This approach recognizes investment and other actuarial gains or losses over the average remaining lifetime of the plan members. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets.

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

Goodwill Impairment

We perform a test for impairment of our goodwill annually as of March 31 and whenever events or circumstances indicate impairment may have occurred. In the fourth quarter of fiscal year 2012, in conjunction with our March 31, 2012 goodwill assessment, we adopted new accounting guidance that allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount and if a quantitative assessment should be performed. An entity may also bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative impairment test. Because our business is cyclical in nature, goodwill could be significantly impaired depending on when the assessment is performed in the business cycle. The qualitative factors considered during our assessment include the capital markets environment, global economic conditions, the demand for helicopter services, the necessity for training of new pilots (Bristow Academy only), changes in our results of operations, the magnitude of the excess of fair value over the carrying amount of each reporting unit as determined in the prior year’s quantitative testing and other factors. The fair value of our reporting units is based on a blend of estimated discounted cash flows, publicly traded company multiples and acquisition multiples and involve the use of a discounted cash flow model utilizing estimated future earnings and cash flows and our weighted-average cost of capital. Publicly traded company multiples and acquisition multiples are derived from information on traded shares and analysis of recent acquisitions in the marketplace, respectively, for companies with operations similar to ours. Changes in the assumptions used in the fair value calculation could result in an estimated reporting unit fair value that is below the carrying value, which may give rise to an impairment of goodwill.

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

Foreign Currency Risk

Through our foreign operations, we are exposed to currency fluctuations and exchange rate risks. The majority of our revenue and expense from our North Sea operations are in British pound sterling. Approximately 19% of our gross revenue for fiscal year 2013 was translated for financial reporting purposes from British pound sterling into U.S. dollars. In addition, some of our contracts to provide services internationally provide for payment in foreign currencies. Our foreign exchange rate risk is even greater when our revenue is denominated in a currency different from the associated costs. We attempt to minimize our foreign exchange rate exposure by contracting the majority of our services other than our North Sea operations in U.S. dollars. As a result, a strong U.S. dollar may increase the local cost of our services that are provided under U.S. dollar denominated contracts, which may reduce the demand for our services in certain foreign countries. Except as described below, we do not enter into hedging transactions to protect against foreign exchange risks related to our revenue.

Throughout fiscal years 2013, 2012 and 2011, our primary foreign currency exposure has been to the euro, the British pound sterling, the Australian dollar and the Nigerian naira. The value of these currencies has fluctuated relative to the U.S. dollar as indicated in the following table:

	Fiscal Years Ended March 31,
	2013	2012	2011
One British pound sterling into U.S. dollars
High	1.63	1.66	1.64
Average	1.58	1.59	1.56
Low	1.49	1.53	1.43
At period-end	1.52	1.60	1.60
One euro into U.S. dollars
High	1.37	1.49	1.42
Average	1.29	1.38	1.32
Low	1.21	1.27	1.19
At period-end	1.28	1.33	1.42
One Australian dollar into U.S. dollars
High	1.06	1.10	1.03
Average	1.03	1.04	0.95
Low	0.97	0.94	0.81
At period-end	1.04	1.04	1.03
One Nigerian naira into U.S. dollars
High	0.0065	0.0068	0.0070
Average	0.0064	0.0064	0.0067
Low	0.0061	0.0061	0.0064
At period-end	0.0064	0.0064	0.0064

Source: Bank of England and Oanda.com

We estimate that the fluctuation of these currencies versus the prior fiscal year had the following effect on our financial condition and results of operations, net of the effect of the derivative contracts discussed below (in thousands):

Fiscal Year Ended March 31, 2013
Revenue	$(12,934)
Operating expense	15,076
Earnings from unconsolidated affiliates, net of losses	4,217
Non-operating expense	(1,544)

Income before provision for income taxes	4,815
Provision from income taxes	(1,012)

Net income	3,803
Cumulative translation adjustment	(11,982)

Total stockholders’ investment	$(8,179)

Our earnings from unconsolidated affiliates are also affected by the impact of changes in foreign currency exchange rates on the reported results of our unconsolidated affiliates. During fiscal years 2013 and 2012, earnings from unconsolidated affiliates were decreased by $3.9 million and $8.1 million, respectively, and during fiscal year 2011 were increased by $2.9 million as a result of the impact of changes in foreign currency exchange rates on the results of our unconsolidated affiliates, primarily the impact of changes in the Brazilian real and the U.S. dollar exchange rate on results for our affiliate in Brazil. The value of the Brazilian real has fluctuated relative to the U.S. dollar as indicated in the following table:

	Fiscal Years Ended March 31,
	2013	2012	2011
One Brazilian real into U.S. dollars
High	0.5488	0.6511	0.6225
Average	0.4985	0.5921	0.5815
Low	0.4685	0.5304	0.5335
At period-end	0.4953	0.5490	0.6086

A hypothetical 10% strengthening or weakening in the average U.S. dollar relative to other currencies would have affected our revenue, operating expense and income before provision for income taxes for fiscal year 2013 as follows:

	Euro	British pound sterling	Nigerian Naira	Australian dollar
Revenue	0.4%	2.6%	0.1%	1.3%
Operating expense	0.9%	2.6%	0.8%	1.4%
Income before provision for income taxes	(1.8)%	3.4%	(2.5)%	1.0%

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

In addition, certain of our contractual commitments, including aircraft purchase commitments, are payable in currencies other than the U.S. dollar, which exposes us to cash flow risk during periods when the U.S. dollar weakens against those currencies. We entered into forward contracts during fiscal years 2012 and 2011 to mitigate our exposure to exchange rate fluctuations on our euro-denominated aircraft purchase commitments, which have been designated as cash flow hedges for accounting purposes. We had no open forward contracts relating to euro-denominated aircraft purchase commitments as of March 31, 2013 and 2012. We had six open forward contracts as of March 31, 2011, which had rates ranging from 1.3153 U.S. dollars per euro to 1.3267 U.S. dollars per euro. These contracts had an underlying notional value of between €5,000,000 and €7,000,000, for a total of €34,300,871, with the first contract having expired in May 2011 and the last in June 2011. During the three months ended June 30, 2011, we entered into an additional open forward contract at a rate of 1.418 U.S. dollars per euro with an underlying notional value of €13,826,241 that expired in July 2011.

As of March 31, 2011, an unrecognized gain on these contracts of $2.2 million, net of tax, was included as a component of accumulated other comprehensive loss. No gains or losses relating to forward contracts are recognized in our consolidated statements of income for fiscal years 2013, 2012 and 2011.

In the past three fiscal years, our stockholders’ investment has increased by $6.0 million as a result of translation adjustments. Changes in exchange rates could cause significant changes in our financial position and results of operations in the future.

As a result of the changes in exchange rates, we recorded foreign currency losses of $1.1 million and $0.1 million during fiscal years 2013 and 2011, respectively, and foreign currency gains of $0.4 million during fiscal year 2012. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Overview of Operating Results — Fiscal Year 2013 Compared to Fiscal Year 2012 — Other Income (Expense), net” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Overview of Operating Results — Fiscal Year 2012 Compared to Fiscal Year 2011 — Other Income (Expense), net” included elsewhere in this Annual Report for discussion of transaction gains and losses.

A hypothetical 10% decrease in the value of the foreign currencies in which our business is denominated relative to the U.S. dollar as of March 31, 2013 would result in a $13.2 million decrease in the fair value of our net monetary assets denominated in currencies other than U.S. dollars.

Credit Risk

The market for our services and products is primarily the offshore oil and gas industry, and our clients consist primarily of major integrated, international and independent oil and gas producers. We perform ongoing credit evaluations of our clients and have not historically required material collateral. We maintain allowances for potential credit losses.

Cash equivalents, which consist of funds invested in highly-liquid debt instruments with original maturities of 90 days or less, are held by major banks or investment firms, and we believe that credit risk in these instruments is minimal. We also manage our credit risk by not entering into complex financial transactions or those with a perceived high level of credit risk.

For more information on the impact of the global market conditions see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Market Outlook” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financial Condition and Sources of Liquidity” included elsewhere in this Annual Report.

Interest Rate Risk

As of March 31, 2013, we had $787.3 million of debt outstanding, of which $230.6 million carried a variable rate of interest. The market value of our fixed rate debt fluctuates with changes in interest rates. The fair value of our financial instruments has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on quoted market prices. The carrying and fair values of our long-term debt, including the current portion, were as follows (in thousands):

	March 31,
	2013		2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
6 1/4% Senior Notes	$450,000	$484,875	$—	$—
Term Loan	230,625	230,625	245,000	245,000
3% Convertible Senior Notes	106,196	131,819	102,599	120,750
7 1/2% Senior Notes	—	—	350,346	364,875
Revolving Credit Facility	—	—	59,300	59,300
Other	448	448	—	—

	$787,269	$847,767	$757,245	$789,925

If prevailing market interest rates had been 1% higher as of March 31, 2013, and all other factors affecting our debt remained the same, the fair value of the 6 1/4% Senior Notes and the 3% Convertible Senior Notes would have decreased by $55.1 million or 8.9%. Under comparable sensitivity analysis as of March 31, 2012, the fair value of the 7 1/2% Senior Notes and 3% Convertible Senior Notes would have decreased by $35.6 million or 7.3%.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Bristow Group Inc.:

We have audited the accompanying consolidated balance sheets of Bristow Group Inc. (“the Company”) and subsidiaries as of March 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ investment, and cash flows for each of the years in the three-year period ended March 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bristow Group Inc. and subsidiaries as of March 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 22, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas

May 22, 2013

BRISTOW GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended March 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Gross revenue:
Operating revenue from non-affiliates	$1,290,284	$1,170,299	$1,051,829
Operating revenue from affiliates	53,731	28,928	63,067
Reimbursable revenue from non-affiliates	164,184	142,088	117,366
Reimbursable revenue from affiliates	274	488	546

	1,508,473	1,341,803	1,232,808

Operating expense:
Direct cost	900,378	810,728	748,053
Reimbursable expense	157,416	136,922	114,288
Impairment of inventories	—	25,919	—
Depreciation and amortization	96,284	96,144	89,377
General and administrative	163,389	135,333	120,145

	1,317,467	1,205,046	1,071,863

Gain (loss) on disposal of assets	8,068	(31,670)	8,678
Earnings from unconsolidated affiliates, net of losses	25,070	10,679	20,101

Operating income	224,144	115,766	189,724
Interest income	788	560	1,092
Interest expense	(42,446)	(38,130)	(46,187)
Extinguishment of debt	(14,932)	—	(2,300)
Other income (expense), net	(877)	1,246	(1,930)

Income before provision for income taxes	166,677	79,442	140,399
Provision for income taxes	(35,002)	(14,201)	(7,104)

Net income	131,675	65,241	133,295
Net income attributable to noncontrolling interests	(1,573)	(1,711)	(980)

Net income attributable to Bristow Group	$130,102	$63,530	$132,315

Earnings per common share:
Basic	$3.61	$1.76	$3.67

Diluted	$3.57	$1.73	$3.60

Cash dividends declared per common share	$0.80	$0.60	$—

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended March 31,
	2013	2012	2011
	(In thousands)
Net income	$131,675	$65,241	$133,295
Other comprehensive income (loss):
Currency translation adjustments	(11,982)	905	17,121
Pension liability adjustment, net of tax provision of $10.0 million, $3.4 million and $1.2 million, respectively	(28,462)	(27,877)	(1,286)
Unrealized gain (loss) on cash flow hedges, net of tax provision (benefit) of zero, $(1.5) million and $2.4 million, respectively	—	(2,150)	2,150

Total comprehensive income	91,231	36,119	151,280
Total comprehensive income attributable to noncontrolling interests	(1,573)	(1,711)	(980)

Total comprehensive income attributable to Bristow Group	$89,658	$34,408	$150,300

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2013	2012
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$215,623	$261,550
Accounts receivable from non-affiliates	254,520	280,985
Accounts receivable from affiliates	8,261	5,235
Inventories	153,969	157,825
Assets held for sale	8,290	18,710
Prepaid expenses and other current assets	35,095	12,168

Total current assets	675,758	736,473
Investment in unconsolidated affiliates	272,123	205,100
Property and equipment – at cost:
Land and buildings	108,593	80,835
Aircraft and equipment	2,306,054	2,099,642

	2,414,647	2,180,477
Less – Accumulated depreciation and amortization	(493,575)	(457,702)

	1,921,072	1,722,775
Goodwill	28,897	29,644
Other assets	52,842	46,371

Total assets	$2,950,692	$2,740,363

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$69,821	$56,084
Accrued wages, benefits and related taxes	56,084	44,325
Income taxes payable	11,659	9,732
Other accrued taxes	7,938	5,486
Deferred revenue	21,646	14,576
Accrued maintenance and repairs	15,391	14,252
Accrued interest	14,249	2,300
Other accrued liabilities	20,714	23,005
Deferred taxes	—	15,070
Short-term borrowings and current maturities of long-term debt	22,323	14,375

Total current liabilities	239,825	199,205
Long-term debt, less current maturities	764,946	742,870
Accrued pension liabilities	126,647	111,742
Other liabilities and deferred credits	57,196	16,768
Deferred taxes	151,121	147,954
Commitments and contingencies (Note 8)
Stockholders’ investment:
Common stock, $.01 par value, authorized 90,000,000; outstanding: 36,150,639 and 35,755,317 shares, respectively (exclusive of 1,291,741 treasury shares)	367	363
Additional paid-in capital	731,883	703,628
Retained earnings	1,094,803	993,435
Accumulated other comprehensive loss	(199,683)	(159,239)
Treasury shares, at cost (551,604 and 526,895 shares, respectively)	(26,304)	(25,085)

Total Bristow Group stockholders’ investment	1,601,066	1,513,102
Noncontrolling interests	9,891	8,722

Total stockholders’ investment	1,610,957	1,521,824

Total liabilities and stockholders’ investment	$2,950,692	$2,740,363

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$131,675	$65,241	$133,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,284	96,144	89,377
Deferred income taxes	(8,587)	(16,288)	3,617
Write-off of deferred financing fees	4,642	—	—
Discount amortization on long-term debt	3,597	3,380	3,176
(Gain) loss on disposal of assets	(8,068)	31,670	(8,678)
Gain on sale of joint ventures	—	—	(572)
Impairment of inventories	—	25,919	—
Impairment of Heliservicio investment	—	—	2,445
Extinguishment of debt	14,932	—	2,300
Stock-based compensation	11,869	11,510	12,601
Equity in earnings from unconsolidated affiliates less than (in excess of) dividends received	(9,244)	5,486	(6,221)
Tax benefit related to stock-based compensation	(500)	(354)	(512)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(2,739)	(12,847)	(53,445)
Inventories	(1,340)	7,364	(4,718)
Prepaid expenses and other assets	(39,269)	1,926	4,475
Accounts payable	25,654	2,675	4,819
Accrued liabilities	38,790	14,607	(10,573)
Other liabilities and deferred credits	9,068	(5,086)	(20,031)

Net cash provided by operating activities	266,764	231,347	151,355
Cash flows from investing activities:
Capital expenditures	(571,425)	(326,420)	(145,518)
Deposits on assets held for sale	—	200	4,021
Proceeds from sale of joint ventures	—	—	1,291
Proceeds from asset dispositions	314,847	239,843	27,364
Investment in unconsolidated affiliates	(51,179)	(2,378)	—

Net cash used in investing activities	(307,757)	(88,755)	(112,842)
Cash flows from financing activities:
Proceeds from borrowings	675,449	159,993	253,013
Debt issuance costs	(10,344)	(871)	(3,339)
Repayment of debt and debt redemption premiums	(663,921)	(113,419)	(266,105)
Distributions to noncontrolling interest owners	—	—	(638)
Partial prepayment of put/call obligation	(63)	(63)	(59)
Acquisition of noncontrolling interest	—	(262)	(800)
Repurchase of common stock	(1,219)	(25,085)	—
Common stock dividends paid	(28,734)	(21,616)	—
Issuance of common stock	15,289	5,293	1,953
Tax benefit related to stock-based compensation	500	354	512

Net cash provided by (used in) financing activities	(13,043)	4,324	(15,463)
Effect of exchange rate changes on cash and cash equivalents	8,109	(1,727)	15,518

Net increase (decrease) in cash and cash equivalents	(45,927)	145,189	38,568
Cash and cash equivalents at beginning of period	261,550	116,361	77,793

Cash and cash equivalents at end of period	$215,623	$261,550	$116,361

Supplemental disclosure of non-cash investing activities:
Aircraft received for payment on accounts receivable	$8,300	$—	$—
Contingent liability for investment in unconsolidated affiliate	$34,245	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

(In thousands, except share amounts)

	Total Bristow Group Stockholders’ Investment
	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income Loss	Treasury Stock	Non- Controlling Interests	Total Stockholders’ Investment
March 31, 2010	$359	35,954,040	$677,397	$820,145	$(148,102)	$—	$6,772	$1,356,571
Issuance of common stock	4	357,103	12,398	—	—	—	—	12,402
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(697)	(697)
Acquisition of noncontrolling interest	—	—	—	(800)	—	—	—	(800)
Currency translation adjustments	—	—	—	—	—	—	19	19
Net income	—	—	—	132,315	—	—	980	133,295
Other comprehensive income	—	—	—	—	17,985	—	—	17,985

March 31, 2011	363	36,311,143	689,795	951,660	(130,117)	—	7,074	1,518,775
Issuance of common stock	—	220,679	13,833	—	—	—	—	13,833
Correction of historical shares outstanding	—	(249,610)	—	—	—	—	—	—
Acquisition of noncontrolling interest	—	—	—	(139)	—	—	(100)	(239)
Repurchase of common stock	—	(526,895)	—	—	—	(25,085)	—	(25,085)
Common stock dividends	—	—	—	(21,616)	—	—	—	(21,616)
Currency translation adjustments	—	—	—	—	—	—	37	37
Net income	—	—	—	63,530	—	—	1,711	65,241
Other comprehensive loss	—	—	—	—	(29,122)	—	—	(29,122)

March 31, 2012	363	35,755,317	703,628	993,435	(159,239)	(25,085)	8,722	1,521,824
Issuance of common stock	4	420,031	28,255	—	—	—	—	28,259
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(63)	(63)
Repurchase of common stock	—	(24,709)	—	—	—	(1,219)	—	(1,219)
Common stock dividends	—	—	—	(28,734)	—	—	—	(28,734)
Currency translation adjustments	—	—	—	—	—	—	(341)	(341)
Net income	—	—	—	130,102	—	—	1,573	131,675
Other comprehensive loss	—	—	—	—	(40,444)	—	—	(40,444)

March 31, 2013	$367	36,150,639	$731,883	$1,094,803	$(199,683)	$(26,304)	$9,891	$1,610,957

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

Bristow Group Inc., a Delaware corporation (together with its consolidated entities, unless the context requires otherwise, “Bristow Group”, the “Company”, “we”, “us”, or “our”), is the leading provider of helicopter services to the worldwide offshore energy industry based on the number of aircraft operated and one of two helicopter service providers to the offshore energy industry with global operations. With a fleet of 552 aircraft as of March 31, 2013, including 201 held by unconsolidated affiliates, Bristow Group and its affiliates conduct major transportation operations in the North Sea, Nigeria and the U.S. Gulf of Mexico, and in most of the other major offshore energy regions of the world, including Alaska, Australia, Brazil, Canada, Russia and Trinidad. We and our affiliates provide civilian search and rescue (“SAR”) services in Australia, Brazil, Canada, Cyprus, Dutch Antilles, the Netherlands, Norway, Russia and Trinidad, and we will provide SAR services for North Scotland beginning in June 2013. We were recently awarded a new contract to provide civilian SAR services for all of the U.K. (the “U.K. SAR contract”). Certain of our affiliates also provide helicopter military training and helicopter flight training.

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

Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ended March 31, 2013 is referred to as fiscal year 2013.

Certain reclassifications of prior period information have been made to conform to the presentation of the current period information, including the reclassification of $2.3 million of extinguishment of debt in fiscal year 2011 previously included in other income (expense), net to a separate line on the consolidated statements of income. These reclassifications had no effect on net income as previously reported.

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

The following table is a rollforward of the allowance for doubtful accounts, including affiliates and non-affiliates, for fiscal years 2013, 2012 and 2011 (in thousands):

	Fiscal Year Ended March 31,
	2013	2012	2011
Balance – beginning of fiscal year	$243	$99	$4,956
Additional allowances	4,887	162	1,039
Write-offs and collections	(51)	(18)	(5,896)

Balance – end of fiscal year	$5,079	$243	$99

During fiscal year 2013, the allowance for doubtful accounts for non-affiliates was increased by $4.9 million related to amounts due from ATP Oil and Gas Corporation, a client in the U.S. Gulf of Mexico, due to its filing for bankruptcy.

During fiscal year 2011, we recorded allowances of $1.0 million against amounts billed to Heliservicio Campeche S.A. de C.V. (“Heliservicio”), an unconsolidated affiliate through July 15, 2011, where collectability was deemed less than probable. In fiscal year 2011, as a result of the settlement of amounts due from Heliservicio in connection with the agreement to sell our remaining interest in Heliservicio, we wrote-off $5.6 million in accounts receivable from Heliservicio, reducing the allowance for prior billings to Heliservicio to zero. See Note 2 for further discussion of the operations of and transactions with Heliservicio.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories — Inventories are stated at the lower of average cost or market value and consist primarily of spare parts. The following table is a rollforward of the allowance related to dormant, obsolete and excess inventory for fiscal years 2013, 2012 and 2011 (in thousands):

	Fiscal Year Ended March 31,
	2013	2012	2011
Balance – beginning of fiscal year	$34,364	$16,018	$13,685
Impairment of inventories	—	25,919	—
Additional allowances	8,479	3,124	10,422
Inventory disposed and scrapped	(10,053)	(11,331)	(8,755)
Foreign currency effects	(1,286)	634	666

Balance – end of fiscal year	$31,504	$34,364	$16,018

During fiscal year 2012, we recorded an impairment charge of $25.9 million to write-down certain spare parts within inventories to lower of average cost or market value. This impairment charge resulted from the identification of $48.8 million of inventory that is dormant, obsolete or excess based on a review of our future inventory needs completed during fiscal year 2012. This inventory review was driven by changes to our future fleet strategy. The change in fleet strategy resulted from (1) a continued shift in demand for our aircraft to newer technology aircraft types, (2) the introduction of the Bristow Client Promise through which have positioned Bristow Group as the premium service provider of offshore transportation services and (3) the introduction of the new financial metric of Bristow Value Added. The change in demand for our older aircraft accelerated as a result of a renewed focus on safety and reliability across the offshore energy industry after the Macondo oil spill in the U.S. Gulf of Mexico. The change in fleet strategy resulted in the determination that we will operate certain older types of aircraft for a shorter period than originally anticipated and led to the global review of spare parts inventories supporting our fleet. This impairment charge is included on a separate line within operating expense on the consolidated statements of income.

Additionally, during fiscal year 2012, we sold inventory in Mexico for a loss of $1.0 million. This loss is recorded as a reduction in gain (loss) on disposal of assets on the consolidated statement of income.

Prepaid Expenses and Other Current Assets — Prepaid expenses and other current assets includes $12.7 million in fees related to a potential financing in connection with our bid to provide SAR services in the U.K. In April 2013, we increased our borrowing capacity on our Revolving Credit Facility from $200 million to $350 million and cancelled the potential financing. During the three months ended June 30, 2013, we will include the $12.7 million as interest expense on our consolidated statement of income.

Property and Equipment — Property and equipment are stated at cost. Property and equipment includes construction in progress, primarily consisting of progress payments on aircraft purchases and facility construction, of $222.8 million and $126.6 million as of March 31, 2013 and 2012, respectively. Interest costs applicable to the construction of qualifying assets are capitalized as a component of the cost of such assets.

Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of aircraft generally range from 5 to 15 years, and the residual value used in calculating depreciation of aircraft generally ranges from 30% to 50% of cost. The estimated useful lives for buildings on owned properties range from 15 to 40 years. Other depreciable assets are depreciated over estimated useful lives ranging from 3 to 15 years, except for leasehold improvements which are depreciated over the lesser of the useful life of the improvement or the lease term (including any period where we have options to renew if it is probable that we will renew the lease). The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and the resulting gains or losses are included in gain (loss) on disposal of assets.

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

Goodwill totaling $28.9 million and $29.6 million as of March 31, 2013 and 2012, respectively, relates to our business units as follows (in thousands):

	Europe	Bristow Academy	West Africa	Other International	Total
March 31, 2011	$14,938	$10,263	$6,270	$576	$32,047
Purchase price adjustment to previously acquired goodwill (1)	(1,914)	—	—	—	(1,914)
Foreign currency translation	(470)	(3)	(16)	—	(489)

March 31, 2012	12,554	10,260	6,254	576	29,644
Foreign currency translation	(671)	(48)	(28)	—	(747)

March 31, 2013	$11,883	$10,212	$6,226	$576	$28,897

(1)	Relates to the correction of an immaterial error related to the acquisition of an additional interest in Bristow Norway.

We first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount and if a quantitative assessment should be performed. As of March 31, 2013, we performed a qualitative analysis and concluded it is more likely than not that the fair value of each reporting unit is not less than the carrying value and, therefore, did not perform a quantitative analysis for all business units with goodwill except for Bristow Academy, which is included within Corporate and other for segment reporting purposes in Note 12. Bristow Academy’s fiscal year 2013 results were lower than internal expectations; therefore, we performed a quantitative analysis as of March 31, 2013 and concluded that it is more likely than not that the fair value of the reporting unit is not less than the carrying value for Bristow Academy. Accordingly, the annual impairment assessment as of March 31, 2013 indicated there is no impairment of goodwill. Qualitative factors considered during our assessments included the capital markets environment, global economic conditions, the demand for helicopter services, the necessity for training of new pilots (Bristow Academy only), changes in our results of operations, the magnitude of the excess of fair value over the carrying amount of each reporting unit as determined in prior years’ quantitative testing and other factors. In addition to the annual assessment, an impairment assessment of goodwill is conducted when events occur or circumstance change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As of March 31, 2013, goodwill totaling approximately $4.8 million is expected to be deductible for tax purposes.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Intangible Assets — Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values. Intangible assets by type were as follows (in thousands):

	Client contracts	Non-compete agreements	Client relationships	Licenses	Total
	Gross Carrying Amount
March 31, 2011	$7,337	$3,393	$1,786	$849	$13,365
Foreign currency translation	(86)	—	(40)	(9)	(135)

March 31, 2012	7,251	3,393	1,746	840	13,230
Foreign currency translation	(64)	—	(16)	(7)	(87)

March 31, 2013	$7,187	$3,393	$1,730	$833	$13,143

	Accumulated Amortization
March 31, 2011	$(2,992)	$(2,779)	$(401)	$(218)	$(6,390)
Amortization expense	(1,353)	(614)	(181)	(86)	(2,234)

March 31, 2012	(4,345)	(3,393)	(582)	(304)	(8,624)
Amortization expense	(1,317)	—	(176)	(84)	(1,577)

March 31, 2013	$(5,662)	$(3,393)	$(758)	$(388)	$(10,201)

Weighted average remaining contractual life, in years	1.2	—	5.5	5.3	1.9

Future amortization expense of intangible assets for each of the years ending March 31 are as follows (in thousands):

2014	$1,577
2015	468
2016	260
2017	260
2018	260
Thereafter	117

$2,942

The non-compete agreements relate to Bristow Academy. The client contracts, client relationships and licenses relate to Bristow Norway, included in our Europe business unit.

Impairment of Long-Lived Assets — Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset or asset group to be held and used exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. Assets held for sale are classified as current assets on our consolidated balance sheets and recorded at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale (if any) are presented separately in the appropriate asset and liability sections of the consolidated balance sheets. We recorded impairment charges of $4.4 million, $26.3 million and $1.5 million included in gain (loss) on disposal of assets to reduce the carrying value of aircraft held for sale in fiscal years 2013, 2012 and 2011, respectively.

During fiscal year 2013, we reclassified four large aircraft previously classified as held for sale to aircraft and equipment as they were returned to operational status as a result of the issues associated with EC225 Super Puma helicopter discussed in Note 8 and we reversed previously recorded impairment charges of $8.7 million. This reversal of charges is included in gain (loss) on disposal of assets on the consolidated statements of income. In fiscal year 2012, we recorded an impairment charge of $2.7 million included in depreciation and amortization expense for two medium aircraft, as management intends to sell the aircraft prior to their previously estimated useful lives as a result of a review of our operational fleet. See further discussion in Note 4.

Impairment of Investments in Unconsolidated Affiliates — We perform regular reviews of each investee’s financial condition, the business outlook for its products and services, and its present and projected results and cash flows. When an investee has experienced consistent declines in financial performance or difficulties raising capital to continue

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations, and when we expect the decline to be other-than-temporary, the investment is written down to fair value. Actual results may vary from estimates due to the uncertainty regarding the projected financial performance of investees, the severity and expected duration of declines in value, and the available liquidity in the capital markets to support the continuing operations of the investees in which we have investments. During fiscal year 2011, we recorded an impairment charge included in other income (expense), net of $2.4 million related to our investment in Heliservicio. See a discussion of the transaction resulting in the impairment of this investment in Note 2. We did not recognize any impairment charges related to our investments in unconsolidated affiliates in fiscal years 2013 and 2012.

Other Assets — In addition to the intangible assets discussed above, other assets primarily include debt issuance costs of $11.2 million and $8.1 million as of March 31, 2013 and 2012, respectively, which are being amortized over the life of the related debt, deferred tax assets of $11.6 million and $26.0 million as of March 31, 2013 and 2012, respectively, and contract acquisition costs of $9.7 million as of March 31, 2013 related to the U.K. SAR contract which will be expensed over the term of the contract.

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

Revenue Recognition — In general, we recognize revenue when it is both realized or realizable and earned. We consider revenue to be realized or realizable and earned when the following conditions exist: there is persuasive evidence of an arrangement, generally a client contract exists; the services or products have been performed or delivered to the client; the sales price is fixed or determinable; and collection is probable. More specifically, revenue from helicopter services is recognized based on contractual rates as the related services are performed. The charges under these contracts are generally based on a two-tier rate structure consisting of a daily or monthly fixed fee plus additional fees for each hour flown. These contracts are for varying periods and generally permit the client to cancel the contract before the end of the term. We also provide services to clients on an “ad hoc” basis, which usually entails a shorter contract notice period and duration. The charges for ad hoc services are based on an hourly rate or a daily or monthly fixed fee plus additional fees for each hour flown. In order to offset potential increases in operating costs, our long-term contracts may provide for periodic increases in the contractual rates charged for our services. We recognize the impact of these rate increases when the criteria outlined above have been met. This generally includes written recognition from the clients that they are in agreement with the amount of the rate escalation. Cost reimbursements from clients are recorded as reimbursable revenue with the related reimbursed costs recorded as reimbursable expense on our consolidated statements of income.

Pension Benefits — See Note 10 for a discussion of our accounting for pension benefits.

Maintenance and Repairs — We charge maintenance and repair costs, including major aircraft component overhaul costs, to earnings as the costs are incurred. However, certain major aircraft components, such as engines and transmissions, are maintained by third-party vendors under contractual agreements. Under these agreements, we are charged an agreed amount per hour of flying time related to maintenance, repair and overhaul of the parts and components covered. The costs charged under these contractual agreements are recognized in the period in which the flight hours occur. To the extent that we have not yet been billed for costs incurred under these arrangements, these costs are included in accrued maintenance and repairs on our consolidated balance sheets.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which such temporary differences become deductible.

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

Foreign Currency — In preparing our financial statements, we must convert all non-U.S. dollar currencies to U.S. dollars. Balance sheet information is presented based on the exchange rate as of the balance sheet date, and statement of income information is presented based on the average exchange rate for the period. The various components of stockholders’ investment are presented at their historical average exchange rates. The resulting difference after applying the different exchange rates is the currency translation adjustment. Foreign currency transaction gains and losses are recorded in other income (expense), net and result from the effect of changes in exchange rates on transactions denominated in currencies other than a company’s functional currency, including transactions between consolidated companies. An exception is made where an intercompany loan or advance is deemed to be of a long-term investment nature, in which instance foreign currency transaction gains or losses are included as currency translation adjustments and are reported in stockholders’ investment as accumulated other comprehensive gains or losses. Changes in exchange rates could cause significant changes in our financial position and results of operations in the future.

As a result of changes in exchange rates, we recorded foreign currency transaction losses of approximately $1.1 million and $0.1 million during fiscal years 2013 and 2011, respectively, and foreign currency transaction gains of $0.4 million during fiscal year 2012. Our earnings from unconsolidated affiliates, net of losses, are also affected by the impact of changes in foreign currency exchange rates on the reported results of our unconsolidated affiliates. During fiscal years 2013, 2012 and 2011, earnings from unconsolidated affiliates, net of losses, were decreased by $3.9 million and $8.1 million and increased by $2.9 million, respectively, as a result of the impact of changes in foreign currency exchange rates on the results of our unconsolidated affiliates, primarily the impact of changes in the Brazilian real and U.S. dollar exchange rate on results for our affiliate in Brazil.

Derivative Financial Instruments — See Note 7 for a discussion of our accounting for derivative financial instruments.

Incentive Compensation — See Note 10 for a discussion of our accounting for incentive compensation arrangements.

Extinguishment of Debt — Extinguishment of debt includes $14.9 million in redemption premium and fees as a result of the early redemption of the 7 1/2% Senior Notes due 2017 (“7  1/2% Senior Notes”) during fiscal year 2013 and $2.3 million in redemption premium as a result of the early redemption of the 6 1/8% Senior Notes due 2013 (“6 1/8% Senior Notes) during fiscal year 2011 as discussed in Note 5.

Other Income (Expense), Net — The amounts for fiscal years 2013, 2012 and 2011 include the foreign currency transaction gains and losses described under “Foreign Currency” above. Other income (expense), net in fiscal years 2013 and 2012 did not include any other significant items. Other income (expense), net in fiscal year 2011 also includes $2.4 million for impairment of our investment in Heliservicio and gains on sales of two joint ventures of $0.6 million.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncement

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement that provided new guidance on the presentation of comprehensive income in financial statements. This pronouncement requires entities to present total comprehensive income either in a single, continuous statement of comprehensive income or in two, separate, but consecutive, statements. Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income. Under the two-statement approach, entities must report a statement of income and, immediately following, a statement of comprehensive income. Under either method, entities must display adjustments for items reclassified from other comprehensive income to net income in both net income and comprehensive income. In December 2011, the FASB deferred the effective date of the presentation of reclassifications of items out of accumulated other comprehensive income. The remaining provisions for this pronouncement were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We adopted this pronouncement for our fiscal year beginning April 1, 2012 using the two-statement approach.

In February 2013, the FASB issued accounting guidance on the presentation of reclassifications of items out of accumulated other comprehensive income which was previously deferred. This guidance amends existing guidance by requiring that additional information be disclosed about items reclassified out of accumulated other comprehensive income. The additional information includes separately stating the total change for each component of other comprehensive income (for example unrealized gains or losses on available-for-sale securities or foreign currency items) and separately disclosing both current-period other comprehensive income and reclassification adjustments. Entities are also required to present, either on the face of the statement of income or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income as separate line items of net income but only if the entire amount reclassified must be reclassified to net income in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity must cross-reference to other disclosures that provide additional detail about those amounts. This pronouncement will be effective for interim and annual periods beginning after December 15, 2012. We will adopt this pronouncement for our fiscal year 2014 beginning April 1, 2013. We do not believe the adoption of this update will have a material impact on our financial statements.

Note 2 — ACQUISITIONS AND DISPOSITIONS

Heliservicio and RLR

Prior to January 2011, we had a 24% interest in Heliservicio and a 99% interest in Rotorwing Leasing Resources, L.L.C. (“RLR”) for our operations in Mexico. On January 14, 2011, we entered into an Equity Interest Purchase and Sale Agreement with Controladora De Servicios Aeronauticos, S.A. de C.V. (“CICSA”) and Rotorwing Financial Services, Inc. (“RFS”), the owner of the other 76% of Heliservicio and the owner of the other 1% of RLR, respectively. Through this agreement, we and our partners agreed that CICSA would purchase the remaining 24% interest in Heliservicio. Additionally, concurrent with the sale of our interest in Heliservicio, we would execute an option to purchase the 1% interest in RLR owned by RFS. This transaction closed on July 15, 2011 resulting in us having no ownership interest in Heliservicio and full ownership of RLR. Our ownership interest in Heliservicio transferred to CICSA for no proceeds; however, as we had impaired our investment in Heliservicio as of March 31, 2011, we recognized no gain or loss on this transaction during fiscal year 2012. We acquired the remaining 1% interest in RLR for $0.3 million.

We continue to lease aircraft from RLR and other consolidated subsidiaries to Heliservicio under revised lease agreements.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — VARIABLE INTEREST ENTITIES AND OTHER INVESTMENTS IN SIGNIFICANT AFFILIATES

VIEs

A VIE is an entity that either (a) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (b) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. If we determine that we have operating power and the obligation to absorb losses or receive benefits, we consolidate the VIE as the primary beneficiary, and if not, we do not consolidate.

As of March 31, 2013, we had interests in three VIEs of which we are the primary beneficiary, which are described below, and had no interests in VIEs of which we are not the primary beneficiary.

Bristow Aviation Holdings Limited — We own 49% of Bristow Aviation Holdings Limited’s (“Bristow Aviation”) common stock and a significant amount of its subordinated debt. Bristow Aviation is incorporated in England and holds all of the outstanding shares in Bristow Helicopters Limited (“Bristow Helicopters”). Bristow Aviation’s subsidiaries provide helicopter services to clients primarily in the U.K, Norway, Australia and Nigeria. Bristow Aviation is organized with three different classes of ordinary shares having disproportionate voting rights. The Company, Caledonia Investments plc (“Caledonia”) and a European Union investor (the “E.U. Investor”) own 49%, 46% and 5%, respectively, of Bristow Aviation’s total outstanding ordinary shares, although Caledonia has voting control over the E.U. Investor’s shares.

In addition to our ownership of 49% of Bristow Aviation’s outstanding ordinary shares, in May 2004, we acquired eight million shares of deferred stock, essentially a subordinated class of stock with no voting rights, from Bristow Aviation for £1 per share ($14.4 million in total). We also have £91.0 million ($138.1 million) principal amount of subordinated unsecured loan stock (debt) of Bristow Aviation bearing interest at an annual rate of 13.5% and payable semi-annually. Payment of interest on such debt has been deferred since its incurrence in 1996. Deferred interest accrues at an annual rate of 13.5% and aggregated $1.1 billion as of March 31, 2013.

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

Furthermore, the call option provides a mechanism whereby the economic risk for the other investors is limited should the financial condition of Bristow Aviation deteriorate. The call option price is the nominal value of the ordinary shares held by the noncontrolling shareholders (£1.0 million as of March 31, 2013) plus an annual guaranteed rate of return less any prepayments of such call option price and any dividends paid on the shares concerned. We can elect to pre-pay the guaranteed return element of the call option price wholly or in part without exercising the call option. No dividends have been paid. We have accrued the annual return due to the other shareholders at a rate of sterling LIBOR plus 3%

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(prior to May 2004, the rate was fixed at 12%) by recognizing noncontrolling interest expense on our consolidated statements of income, with a corresponding increase in noncontrolling interest on our consolidated balance sheets. Prepayments of the guaranteed return element of the call option are reflected as a reduction in noncontrolling interest on our consolidated balance sheets. The other investors have an option to put their shares in Bristow Aviation to us. The put option price is calculated in the same way as the call option price except that the guaranteed rate for the period to April 2004 was 10% per annum. If the put option is exercised, any pre-payments of the call option price are set off against the put option price.

Changes in the balance for the noncontrolling interest associated with Bristow Aviation are as follows (in thousands):

	Fiscal Year Ended March 31,
	2013	2012	2011
Balance – beginning of fiscal year	$1,577	$1,582	$1,495
Payments to noncontrolling interest shareholders	(63)	(63)	(59)
Noncontrolling interest expense	60	62	59
Currency translation	(82)	(4)	87

Balance – end of fiscal year	$1,492	$1,577	$1,582

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

	March 31,
	2013	2012
Assets
Cash and cash equivalents	$93,227	$31,978
Accounts receivable	240,861	274,853
Inventories	100,115	98,208
Prepaid expenses and other current assets	20,575	30,975

Total current assets	454,778	436,014
Investment in unconsolidated affiliates	9,092	12,370
Property and equipment, net	157,066	148,622
Goodwill	12,810	13,528
Other assets	26,575	11,529

Total assets	$660,321	$622,063

Liabilities
Accounts payable	$128,591	$109,967
Accrued liabilities	1,214,209	1,049,419
Deferred taxes	7,907	9,142
Current maturities of long-term debt	448	—

Total current liabilities	1,351,155	1,168,528
Long-term debt, less current maturities	138,147	154,217
Accrued pension liabilities	126,647	111,742
Other liabilities and deferred credits	1,755	719

Total liabilities	$1,617,704	$1,435,206

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended March 31,
	2013	2012	2011
Revenue	$1,161,988	$1,044,060	$904,849
Operating (loss) income	58,587	(16,543)	36,789
Net loss	115,281	151,707	86,451

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

Other Significant Affiliates — Consolidated

In addition to the VIEs discussed above, we consolidate the less than 100% owned entity described below.

Aviashelf Aviation Co. — Bristow Aviation has a 48.5% interest in Aviashelf Aviation Co. (“Aviashelf”), a Russian helicopter company. Additionally, we own 51% of two U.K. joint venture companies, Bristow Helicopters Leasing Ltd. and Sakhalin Bristow Air Services Ltd. These two U.K. companies lease aircraft to Aviashelf which holds the client contracts for our Russian operations. Aviashelf is consolidated based on the ability of certain consolidated subsidiaries of Bristow Aviation to control the vote on a majority of the shares of Aviashelf, rights to manage the day to day operations of the company which were granted under a shareholders’ agreement, and our ability to acquire an additional 8.5% interest in Aviashelf under a put/call option agreement.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Significant Affiliates — Unconsolidated

We have investments in other significant unconsolidated affiliates as described below.

Cougar — In early October 2012, we purchased 40 newly issued Class B shares (the “Class B Shares”) in the capital of Cougar Helicopters Inc. (“Cougar”), the largest offshore energy and SAR helicopter service provider in Canada, and certain aircraft, facilities and inventory used by Cougar in its operations, for $250 million. $23.8 million had been previously paid for an aircraft and certain other advances, resulting in a net cash outlay of $226.2 million. Cougar’s operations are primarily focused on serving the offshore oil and gas industry off Canada’s Atlantic coast and in the Arctic. The operating assets purchased include eight Sikorsky S-92 large helicopters, inventory and helicopter passenger, maintenance and SAR facilities located in St. John’s, Newfoundland and Labrador and Halifax, Nova Scotia. The purchased aircraft and facilities are leased to Cougar on a long-term basis. The Class B Shares represent 25% of the voting power and 40% of the economic interests in Cougar. In addition to the $257.8 million initial cash consideration, which includes $7.8 million in transaction costs, the terms of the purchase agreement include a potential earn-out of $40 million payable over three years based on Cougar achieving certain agreed performance targets. The fair value of the earn-out is $35.6 million as of March 31, 2013 and is included in other liabilities and deferred credits on our consolidated balance sheet. The investment in Cougar is accounted for under the equity method. As of March 31, 2013, the investment in Cougar was $60.5 million and is included on our consolidated balance sheet in the investment in unconsolidated affiliates. Due to timing differences in our financial reporting requirements, we record our share of Cougar’s financial results in earnings from unconsolidated affiliates on a three-month delay.

FB Entities — We own a 50% interest in each of FBS Limited (“FBS”), FB Heliservices Limited and FB Leasing Limited (“FBL”), collectively referred to as the FB Entities, U.K. corporations which principally provide pilot training, maintenance and support services to the British military under a contract that runs through March 2016 with two possible one year extensions. FBS and FBL own and operate a total of 64 aircraft. The FB Entities are accounted for under the equity method.

Líder — In Brazil, we own a 42.5% economic interest in Líder Aviação Holding S.A. (“Líder”), the largest provider of helicopter and executive aviation services in Brazil. Líder’s fleet has 59 helicopters and 33 fixed wing aircraft (including owned and managed aircraft). Líder also leases eleven aircraft from us and two aircraft from a third party to provide helicopter services to its clients. Líder is accounted for under the equity method.

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

Other — Historically, in addition to the expansion of our business through purchases of new and used aircraft, we have also established new joint ventures with local partners or purchased significant ownership interests in companies with ongoing helicopter operations, particularly in countries where we have no operations or our operations are limited in scope, and we continue to evaluate similar opportunities which could enhance our operations. Where we believe that it is probable that an equity method investment will result, the costs associated with such investment evaluations are deferred and included in investment in unconsolidated affiliates on the consolidated balance sheets. For each investment evaluated, an impairment of deferred costs is recognized in the period in which we determine that it is no longer probable an equity method investment will result. As of March 31, 2013, we had no amount in investment in unconsolidated affiliates in the process of being evaluated. As of March 31, 2012, we had $2.4 million in investment in unconsolidated affiliates in the process of being evaluated related to our investment in Cougar that was completed in fiscal year 2013.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our percentage ownership and investment balances for the unconsolidated affiliates are as follows:

	March 31,
	2013	2012	2013	2012
			(In thousands)
Cost Method:
PAS	25%	25%	$6,286	$6,286
Equity Method:
Cougar (1)	40%	—%	60,517	2,378
FB Entities	50%	50%	8,569	11,410
Líder (1)	42.5%	42.5%	196,078	183,916
Other			673	1,110

Total			$272,123	$205,100

(1)	We have a 25% voting interest in Cougar and under 20% voting interest in Líder as of March 31, 2013.

Earnings from unconsolidated affiliates were as follows (in thousands):

	Fiscal Year Ended March 31,
	2013	2012	2011
Dividends from entities accounted for under the cost method:
PAS	$28	$2,060	$2,560
Other	—	337	89

	28	2,397	2,649
Earnings, net of losses, from entities accounted for under the equity method:
Cougar (1)	(736)	—	—
FB Entities	10,517	11,014	9,686
Heliservicio (2)	—	—	(884)
Líder	14,762	(3,280)	8,513
Other	499	548	137

	25,042	8,282	17,452

Total	$25,070	$10,679	$20,101

(1)	See discussion of our Cougar investment above.
(2)	See discussion of our Heliservicio investment in Note 2. Prior to July 15, 2011, Heliservicio was a VIE which we were not the primary beneficiary and was accounted for under the equity method.

We received $16.2 million, $14.1 million and $11.5 million of dividends from our investments accounted for under the equity method for fiscal years 2013, 2012 and 2011, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of combined financial information of our unconsolidated affiliates accounted for under the equity method is set forth below (in thousands):

	March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Current assets	$262,741	$232,010
Non-current assets	553,562	473,815

Total assets	$816,303	$705,825

Current liabilities	$197,121	$142,432
Non-current liabilities	369,059	330,436
Equity	250,123	232,957

Total liabilities and equity	$816,303	$705,825

	Fiscal Year Ended March 31,
	2013	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$578,175	$526,216	$606,097
Gross profit	$126,007	$95,508	$99,828
Net income	$57,712	$23,926	$50,091

Note 4 — PROPERTY AND EQUIPMENT AND ASSETS HELD FOR SALE

Property and Equipment

Fiscal Year 2013. During fiscal year 2013, we made capital expenditures of $571.4 million for aircraft and other equipment, adding a total of 19 owned aircraft to our fleet. We also completed the following transactions during fiscal year 2013:

•

The disposal of 15 aircraft and other equipment for proceeds of $59.0 million, which together resulted in a net gain of $1.0 million included in gain (loss) on disposal of assets on the consolidated statement of income.

•	We received proceeds of $255.8 million for the sale of eleven aircraft and entered into eleven separate agreements to lease these aircraft back.

•	We received proceeds from insurance recoveries of $4.7 million, recording a gain of $2.8 million in gain (loss) on disposal of assets on our consolidated statement of income.

•	We recorded impairment charges in gain (loss) on disposal of assets on our consolidated statement of income of $4.4 million to reduce the carrying value of 10 aircraft held for sale.

•

We reclassified four large aircraft previously classified as held for sale to aircraft and equipment as they were returned to operational status as a result of the issues associated with the Eurocopter EC225 Super Puma helicopters discussed in Note 8 and reversed previously recorded impairment charges of $8.7 million.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal year 2012. During fiscal year 2012, we made capital expenditures of $326.4 million for aircraft and other equipment, adding a total of 11 owned aircraft to our consolidated fleet. We also completed the following transactions during fiscal year 2012:

•

The disposal of 29 aircraft and other equipment for proceeds of $58.2 million, which resulted in a net loss of $3.3 million included in gain (loss) on disposal of assets on our consolidated statement of income.

•	We received proceeds of $147.8 million for the sale of seven aircraft and entered into seven separate agreements to lease these aircraft back.

•

We transferred our interest in two aircraft previously included in construction in progress within property and equipment on our consolidated balance sheet in return for $23.4 million in progress payments previously paid on these aircraft.

•	We received proceeds from insurance recoveries of $10.4 million, recording a loss of $1.1 included in gain (loss) on disposal of assets on our consolidated statement of income.

•

We recorded an impairment charge of $2.7 million related to two medium aircraft our management intends to sell prior to the previously estimated life of the aircraft. This impairment charge is included in depreciation and amortization expense on the consolidated statement of income.

•

We recorded an impairment charge of $2.7 million resulting from the abandonment of certain assets located in Creole, Louisiana and used in our U.S. Gulf of Mexico operations as we ceased operations from that location. This impairment charge is included in depreciation and amortization expense on the consolidated statement of income.

•

We recorded a $1.1 million loss on the disposal of a fixed wing aircraft previously operating in Nigeria that was damaged in an incident upon landing. The aircraft was insured, but subject to self-insured retention and loss sensitive factors. The $1.1 million loss is included as a reduction in gain (loss) on disposal of assets on our consolidated statement of income.

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

Fiscal Year 2011. During fiscal year 2011, we made capital expenditures of $145.5 million for aircraft and other equipment, adding a total of 8 owned aircraft to our fleet. We also completed the following transactions during fiscal year 2011:

•

The disposal of 16 aircraft and other equipment for proceeds of $20.1 million, which together resulted in a net gain of $10.2 million included in gain (loss) on disposal of assets on our consolidated statements of income.

•	We received proceeds from insurance recoveries of $7.3 million, of which a gain of $4.2 million has been recorded in fiscal year 2010.

•

We recorded an impairment charge of $5.3 million, included in depreciation and amortization expense on our consolidated statements of income, related to expenditures made primarily in fiscal years 2010 and 2009 to upgrade an internal software system, as it was no longer probable that this system upgrade would be completed. These expenditures had been included in construction in progress.

•	We received $4.0 million in deposit for aircraft and inventory held for sale.

•	We transferred 14 aircraft to held for sale, reducing property and equipment by $27.4 million.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets Held for Sale

As of March 31, 2013 and 2012, respectively, we had 7 and 19 aircraft, totaling $8.3 million and $18.7 million classified as held for sale. We recorded impairment charges of $4.4 million, $26.3 million and $1.5 million to reduce the carrying value of 10, 19 and 3 aircraft held for sale during fiscal years 2013, 2012 and 2011, respectively. These impairment charges are included as a reduction in gain (loss) on disposal of assets in the consolidated statements of income.

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

Note 5 — DEBT

Debt as of March 31, 2013 and 2012 consisted of the following (in thousands):

	March 31,
	2013	2012
6 1/4% Senior Notes due 2022	$450,000	$—
Term Loan	230,625	245,000
3% Convertible Senior Notes due 2038, including $8.8 million and $12.4 million of unamortized discount, respectively	106,196	102,599
7 1/2% Senior Notes due 2017, including zero and $0.3 million of unamortized premium, respectively	—	350,346
Revolving Credit Facility	—	59,300
Other	448	—

Total debt	787,269	757,245
Less short-term borrowings and current maturities of long-term debt	(22,323)	(14,375)

Total long-term debt	$764,946	$742,870

6 1/4% Senior Notes due 2022 — On October 12, 2012, we completed an offering of $450 million of 6 1/4% Senior Notes due 2022 (the “6 1/4% Senior Notes”). The 6 1/4% Senior Notes are unsecured senior obligations and rank effectively junior in right of payment to all our existing and future secured indebtedness, rank equal in right of payment with our existing and future senior unsecured indebtedness and rank senior in right of payment to any of our existing and future subordinated indebtedness. The 6 1/4% Senior Notes are jointly and severally guaranteed on a senior unsecured basis by certain of our U.S. subsidiaries (the “Guarantor Subsidiaries”). The indenture for the 6 1/4% Senior Notes includes restrictive covenants which limit, among other things, our ability to incur additional debt, issue disqualified stock, pay dividends, repurchase stock, invest in other entities, sell assets, incur additional liens or security, merge or consolidate the Company and enter into transactions with affiliates. Interest on the 6 1/4% Senior Notes is payable on April 15 and October 15 of each year, beginning April 15, 2013, and the 6 1/4% Senior Notes mature on October 15, 2022. We may redeem any of the 6 1/4% Senior Notes at any time on or after October 15, 2017, in whole or part, in cash, at certain redemption prices plus accrued and unpaid interest, if any, to the date of redemption. At any time prior to October 15, 2015, we may redeem up to 35% of the aggregate principal amount of the 6 1/4% Senior Notes issued under the indenture with the net proceeds of certain equity offerings at a redemption price equal to 106.25% of the principal amount of the 6 1/4% Senior Notes plus accrued and unpaid interest, if any, to the date of redemption. We may make that redemption only if, after the redemption, at least 65% of the aggregate principal amount of the 6 1/4% Senior Notes issued under the indenture remains outstanding. In addition, at any time prior to October 15, 2017, we may redeem all, but not less than all, of the 6 1/4% Senior Notes at a redemption price equal to the principal amount plus an applicable premium and accrued and unpaid interest, if any, to the redemption date. We incurred financing fees of $7.4 million, that are included as deferred financing fees in other assets in the consolidated balance sheets which we will amortize as interest expense in the consolidated statements of income over the life of the 6 1/4% Senior Notes.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revolving Credit Facility and Term Loan — On November 22, 2010, we entered into a $375 million amended and restated revolving credit and term loan agreement (“Amended and Restated Credit Agreement”), which included a five-year, $175 million revolving credit facility (with a subfacility of $30 million for letters of credit) (“Revolving Credit Facility”) and a five-year, $200 million term loan (“Term Loan”) (together, our “Credit Facilities”). Proceeds from the Term Loan and the borrowings under the Revolving Credit Facility were used primarily to redeem the 6 1/8% Senior Notes as described below.

On December 22, 2011, we entered into the first amendment to the Amended and Restated Credit Agreement (the “First Amendment”). The First Amendment (a) increased the commitments under the Revolving Credit Facility from $175 million to $200 million, (b) increased our Term Loan borrowings from $200 million to $250 million, (c) extended the maturity date of the Revolving Credit Facility and Term Loan from November 2015 to December 2016 and (d) reduced the applicable margins and commitment fees with respect to the Revolving Credit Facility and Term Loan. Proceeds from the $50 million increase of the Term Loan were used to pay off other borrowings at higher interest rates and for general corporate purposes. Borrowings under the Term Loan are payable in quarterly installments and commenced on December 30, 2011, with $133.8 million due in December 2016.

As amended by the First Amendment, borrowings under the Revolving Credit Facility bear interest at an interest rate equal to, at our option, either the Base Rate or LIBOR (or EURIBO, in the case of Euro-denominated borrowings) plus the applicable margin. “Base Rate” means the higher of (1) the prime rate and (2) the Federal Funds rate plus 0.50% per annum. The applicable margin for borrowings ranges from 0.00% to 2.25%, depending on whether the Base Rate or LIBOR is used, and is determined based on our leverage ratio pricing grid. In addition, we are required to pay fees on the daily unused amount of the Revolving Credit Facility in an amount per annum equal to an applicable percentage, which ranges from 0.25% to 0.50% and is determined based on our leverage ratio pricing grid. Fees owed on the letters of credit issued under the Revolving Credit Facility are equal to the applicable margin for LIBOR borrowings. The interest rate was 2.21% and 2.25% as of March 31, 2013 and 2012, respectively.

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

Simultaneously with the closing of the 364-Day Credit Agreement described below, we entered into the second amendment to our Amended and Restated Credit Agreement, dated as of October 1, 2012 (the “Second Amendment”).

The Second Amendment amended the Amended and Restated Credit Agreement in order to, among other things, permit the granting of liens by the Company and the Subsidiary Guarantors in favor of the lenders under the 364-Day Credit Agreement on a pari passu secured basis with the liens granted in favor of the lenders under the Amended and Restated Credit Agreement.

On April 29, 2013, we entered into the third amendment to the Amended and Restated Credit Agreement (the “Third Amendment”). The Third Amendment (a) increased the commitments under the Revolving Credit Facility from $200 million to $350 million and (b) extended the maturity date of the Revolving Credit Facility and the Term Loan from December 2016 to April 2018.

During fiscal year 2013, we made payments of $59.3 million to repay the outstanding balance under the Revolving Credit Facility. Additionally, we paid $14.4 million to reduce our borrowings under the Term Loan. As of March 31, 2013, we had $0.6 million in letters of credit.

3% Convertible Senior Notes due 2038 — In June 2008, we completed the sale of $115 million of 3% Convertible Senior Notes due 2038 (the “3% Convertible Senior Notes”). These notes are unsecured senior obligations and rank effectively junior in right of payment to our existing and future secured indebtedness, rank equal in right of payment to all of our existing and future unsecured senior debt and rank senior in right of payment to any of our existing and future

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subordinated indebtedness. The 3% Convertible Senior Notes are guaranteed by the Guarantor Subsidiaries. Interest is paid on the 3% Convertible Senior Notes on June 15 and December 15 of each year. The notes are convertible, under certain circumstances, using a net share settlement process, into a combination of cash and our common stock (“Common Stock”). As of March 31, 2013, the base conversion price of the notes was approximately $75.65, based on the base conversion rate of 13.218 shares of Common Stock per $1,000 principal amount of convertible notes (subject to adjustment in certain circumstances, including the payment of dividends). In general, upon conversion of a note, the holder will receive cash equal to the principal amount of the note and Common Stock to the extent of the note’s conversion value in excess of such principal amount. In addition, if at the time of conversion the applicable price of our Common Stock exceeds the base conversion price, holders will receive up to an additional 8.5916 shares of our Common Stock per $1,000 principal amount of notes, as determined pursuant to a specified formula.

The notes will mature on June 15, 2038 and may not be redeemed by us prior to June 15, 2015, after which they may be redeemed at 100% of principal amount plus accrued and unpaid interest. Holders of the 3% Convertible Senior Notes may require us to repurchase any or all of their notes for cash on June 15, 2015, 2020, 2025, 2030 and 2035, or in the event of a fundamental change, as defined in the indenture for the 3% Convertible Senior Notes (including the delisting of our Common Stock and certain change of control transactions), at a price equal to 100% of the principal amount plus accrued and unpaid interest. If a holder elects to convert its notes in connection with certain fundamental changes occurring prior to June 15, 2015, we will increase the applicable conversion rate by a specified number of additional shares of Common Stock. As of March 31, 2013, the if-converted value of the 3% Convertible Senior Notes did not exceed the principal balance.

Accounting standards require that convertible debt instruments which may be settled in cash upon conversion (including partial cash settlement) be accounted for with a liability component based on the fair value of a similar nonconvertible debt instrument and an equity component based on the excess of the initial proceeds from the convertible debt instrument over the liability component. Such excess represents proceeds related to the conversion option and is recorded as additional paid-in capital. The liability is recorded at a discount, which is then amortized as additional non-cash interest expense over the convertible debt instrument’s remaining life to the first put date. The balances of the debt and equity components as of each period presented are as follows (in thousands):

	March 31,	March 31,
	2013	2012
Equity component – net carrying value	$14,905	$14,905
Debt component:
Face amount due at maturity	$115,000	$115,000
Unamortized discount	(8,804)	(12,401)

Debt component – net carrying value	$106,196	$102,599

The remaining debt discount is being amortized into interest expense over the expected remaining life of the 3% Convertible Senior Notes to June 2015 (the first put date) using the effective interest rate. The effective interest rate for each of fiscal years 2013, 2012 and 2011 was 6.9%. Interest expense related to our 3% Convertible Senior Notes for fiscal years 2013, 2012 and 2011 was as follows (in thousands):

	Fiscal Year Ended March 31,
	2013	2012	2011
Contractual coupon interest	$3,450	$3,450	$3,450
Amortization of debt discount	3,597	3,380	3,176

Total interest expense	$7,047	$6,830	$6,626

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7 1/2% Senior Notes due 2017 — On June 13 and November 13, 2007, we completed offerings totaling $350 million of 7 1/2% Senior Notes due 2017 (the “7 1/2% Senior Notes”). $50 million of the 7 1/2% Senior Notes were issued for a premium of $0.6 million, which was being amortized over the life of the notes as a reduction of interest expense.

On September 25, 2012, we commenced a cash tender offer (the “Tender Offer”) for any and all of the $350 million outstanding principal amount of the 7 1/2% Senior Notes. Pursuant to the Tender Offer, we offered to purchase for cash any and all of such 7 1/2% Senior Notes validly tendered on or prior to the expiration date of the Tender Offer for tender offer consideration of up to $1,041.50 per $1,000 principal amount as provided in the terms of the Tender Offer. In connection with the Tender Offer, we were also seeking consents to eliminate substantially all of the restrictive covenants included in the 7 1/2% Senior Notes indenture. The aggregate consideration paid to repurchase $338.1 million face amount of the outstanding 7 1/2% Senior Notes in the Tender Offer was approximately $352.0 million. Additionally, on November 30, 2012, we redeemed all $11.9 million of the remaining outstanding 7 1/2% Senior Notes at a redemption premium of 1.0375%. As a result of the tender and redemption completed during fiscal year 2013, we incurred $14.9 million in premium and fees, which is included as extinguishment of debt on our consolidated statement of income, and we wrote-off $2.6 million of unamortized deferred financing fees, which is included in interest expense on our consolidated statement of income.

364-Day Term Loan Credit Facility — On October 1, 2012, we entered into a senior secured 364-day term loan credit agreement (the “364-Day Credit Agreement”) which provided for a $225 million term loan (the “364-Day Term Loan”). Proceeds from the 364-Day Term Loan were used to finance the purchase of the Class B Shares of Cougar and certain aircraft, facilities and inventory used by Cougar in its operations. See Note 3 for further discussion.

The 364-Day Term Loan bore interest at a rate equal to, at our option, either the Base Rate or LIBOR plus, in each case, an applicable margin. “Base Rate” means the higher of (1) the per annum rate the administrative agent publicly announces as its prime lending rate in effect from time to time and (2) the Federal Funds rate plus 0.50% per annum. The applicable margin ranged from 0.00% to 2.25%, depending on whether the Base Rate or LIBOR was used, and was determined based on our leverage ratio pricing grid. The 364-Day Term Loan was scheduled to mature on September 30, 2013.

In connection with the 364-Day Credit Agreement, we incurred financing fees of $2.9 million. During fiscal year 2013, we made payments of $225.0 million to repay the entire balance of our 364-Day Term Loan. Due to the early payments made on the 364-Day Term Loan, we wrote-off $2.1 million of unamortized deferred financing fees, which is included in interest expense on our consolidated statement of income.

Other debt — In March 2013, Aviashelf borrowed $0.5 million from a commercial bank on a line of credit with an interest rate of 10.9% as of March 31, 2013.

Other Matters — Aggregate annual maturities (which excludes unamortized discount of $8.8 million) for all debt for the next five fiscal years and thereafter are as follows (in thousands):

Fiscal year ending March 31
2014	$22,323
2015	28,125
2016	31,250
2017	149,375
2018	—
Thereafter	565,000

$796,073

Interest paid in fiscal years 2013, 2012, and 2011 was $25.9 million, $37.8 million and $47.7 million, respectively. Capitalized interest was $6.6 million, $5.0 million and $6.0 million in fiscal years 2013, 2012, and 2011, respectively.

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

The following table summarizes the assets as of March 31, 2013, which are valued at fair value on a non-recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2013	Total Gain (Loss) for Fiscal Year 2013
Aircraft and equipment	$—	$14,385	$—	$14,385	$8,722
Assets held for sale	—	1,600	—	1,600	(4,362)

Total assets	$—	$15,985	$—	$15,985	$4,360

The following table summarizes the assets as of March 31, 2012, which are valued at fair value on a non-recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2012	Total Loss for Fiscal Year 2012
Inventories	$—	$21,482	$—	$21,482	$(25,919)
Aircraft and equipment	—	13,700	—	13,700	(2,690)
Assets held for sale	—	12,780	—	12,780	(26,278)

Total assets	$—	$47,962	$—	$47,962	$(54,887)

The fair value of inventories using Level 2 inputs is determined by evaluating the current economic conditions for sale and disposal of spare parts, which includes estimates as to the recoverability of the carrying value of the parts based on historical experience with sales and disposal of similar spare parts, the expected timeframe of sales or disposals, the location of the spare parts to be sold and the condition of the spare parts to be sold or otherwise disposed of. See Note 1 for further discussion of the impairment of inventories. The $4.4 million loss in assets held for sale for fiscal year 2013 related to ten aircraft and $26.3 million loss in assets held for sale for fiscal year 2012 related to 19 aircraft.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The $8.7 million gain in aircraft and equipment for fiscal year 2013 related to four large AS332L aircraft reclassified from held for sale to aircraft and equipment where we reversed previously recorded impairment charges. The fair value of these aircraft using Level 2 inputs is determined through evaluation of expected sales proceeds for aircraft. This analysis includes estimates based on historical experience with sales, recent transactions involving similar assets, quoted market prices for similar assets and condition and location of aircraft to be sold or otherwise disposed of.

Recurring Fair Value Measurements

The following table summarizes the financial instruments we had as of March 31, 2013, which are valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2013	Balance Sheet Classification
Rabbi Trust investments	$4,837	$—	$—	$4,837	Other assets

Total assets	$4,837	$—	$—	$4,837

Contingent consideration (1)	$—	$—	$35,625	$35,625	Other liabilities and deferred credits

Total liabilities	$—	$—	$35,625	$35,625

(1)	Relates to our acquisition of an investment in Cougar (see Note 3).

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

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a rollforward of the contingent consideration liability Level 3 fair value measurements during fiscal year 2013:

Significant Unobservable Inputs (Level 3)
Contingent consideration:
Balance as of March 31, 2012	$—
Additions:
Cougar investment	34,245
Change in fair value of contingent consideration	1,380

Balance as of March 31, 2013	$35,625

We assess the estimated fair value of the contractual obligation to pay the contingent consideration on a quarterly basis and any changes in estimated fair value are recorded as accretion expense included in depreciation and amortization on our consolidated statements of income. Fluctuations in the fair value of contingent consideration are impacted by two unobservable inputs, management’s estimate of the probability of Cougar achieving certain agreed performance targets and the estimated discount rate.

The fair value of our financial instruments has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on quoted market prices. The carrying and fair value of our long-term debt, including the current portion, are as follows (in thousands):

	March 31,
	2013		2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
6 1/4% Senior Notes	$450,000	$484,875	$—	$—
Term Loan	230,625	230,625	245,000	245,000
3% Convertible Senior Notes	106,196	131,819	102,599	120,750
7 1/2% Senior Notes	—	—	350,346	364,875
Revolving Credit Facility	—	—	59,300	59,300
Other	448	448	—	—

	$787,269	$847,767	$757,245	$789,925

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

We entered into forward contracts during fiscal years 2012 and 2011 to mitigate our exposure to exchange rate fluctuations on our euro-denominated aircraft purchase commitments, which were designated as cash flow hedges for accounting purposes. We had no open forward contracts relating to euro-denominated aircraft purchase commitments as of March 31, 2013 and 2012. We had six open forward contracts as of March 31, 2011, which had rates ranging from 1.3153 U.S. dollars per euro to 1.3267 U.S. dollars per euro. These contracts had an underlying notional value of between €5,000,000 and €7,000,000, for a total of €34,300,871, with the first contract having expired in May 2011 and the last in June 2011. During the three months ended June 30, 2011, we entered into an additional open forward contract at a rate of 1.418 U.S. dollars per euro with an underlying notional value of €13,826,241 that expired in July 2011. As of March 31, 2011, an unrecognized gain on these contracts of $2.2 million, net of tax, was included as a component of accumulated other comprehensive loss. No gains or losses relating to forward contracts were recognized in our consolidated statements of income for fiscal years 2013, 2012 and 2011.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Contracts — As shown in the table below, we expect to make additional capital expenditures over the next five fiscal years to purchase additional aircraft. As of March 31, 2013, we had 45 aircraft on order and options to acquire an additional 70 aircraft. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order will provide incremental fleet capacity in terms of revenue and operating income.

	Fiscal Year Ending March 31,
	2014	2015	2016	2017 and beyond	Total
Commitments as of March 31, 2013:
Number of aircraft:
Medium(1)	11	5	—	—	16
Large (1)	14	7	7	1	29

	25	12	7	1	45

Related expenditures (in thousands)(2)	$486,677	$141,213	$87,332	$13,771	$728,993

Options as of March 31, 2013:
Number of aircraft:
Medium	1	10	7	8	26
Large	—	9	12	23	44

	1	19	19	31	70

Related expenditures (in thousands)(2)	$124,326	$399,826	$406,406	$501,449	$1,432,007

(1)

Signed client contracts are in place that will utilize ten of these aircraft. Six aircraft expected to enter service in fiscal year 2015 are subject to the successful development and certification of the aircraft.

(2)	Includes progress payments on aircraft scheduled to be delivered in future periods.

The following chart presents an analysis of our aircraft orders and options during fiscal years 2013, 2012 and 2011:

	Fiscal Year Ended March 31,
	2013		2012		2011
	Orders	Options	Orders	Options	Orders	Options
Beginning of fiscal year	15	40	6	31	9	39
Aircraft delivered	(8)	—	(9)	—	(8)	—
Aircraft ordered	31	—	13	—	—	—
Cancelled orders	—	—	—	—	(1)	—
New options	—	42	—	31	—	—
Exercised options	7	(12)	7	(7)	6	(6)
Reinstated options	—	—	—	—	—	2
Transferred options	—	—	—	—	—	(1)
Expired options	—	—	—	(15)	—	(3)
Orders transferred (1)	—	—	(2)	—	—	—

End of fiscal year	45	70	15	40	6	31

(1)	On December 31, 2011, we transferred our interest in two aircraft previously ordered in return for $23.4 million in progress payments previously paid on these aircraft. See Note 4 for further details.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We periodically purchase aircraft for which we have no order.

Operating Leases — We have non-cancelable operating leases in connection with the lease of certain equipment, land and facilities, including leases for aircraft. Rental expense incurred under all operating leases, except for those with terms of a month or less that were not renewed, was $67.4 million, $46.0 million and $29.2 million in fiscal years 2013, 2012 and 2011, respectively, which includes rental expense incurred under operating leases for aircraft of $46.8 million, $27.9 million and $13.9 million, respectively. As of March 31, 2013, aggregate future payments under all non-cancelable operating leases that have initial or remaining terms in excess of one year, including leases for 34 aircraft, are as follows (in thousands):

	Aircraft	Other	Total
Fiscal year ending March 31
2014	$60,433	$9,507	$69,940
2015	58,912	7,615	66,527
2016	53,310	6,451	59,761
2017	49,171	5,617	54,788
2018	31,988	4,622	36,610
Thereafter	45,735	39,332	85,067

	$299,549	$73,144	$372,693

We are using a financing strategy whereby we utilize operating leases to a larger extent than in the past. As part of this operating lease strategy, in fiscal years 2013 and 2012, respectively, we sold 11 and 7 aircraft for $255.8 million and $147.8 million, respectively, and entered into 11 and 7 separate agreements to lease these aircraft back. Additionally, in fiscal year 2012, we transferred our interest in two aircraft previously included in construction in progress within property and equipment on our consolidated balance sheet in return for $23.4 million in progress payments previously paid on these aircraft. We also signed two separate agreements to lease these aircraft back, commencing at time of delivery, which occurred in July 2012 for the first aircraft and October 2012 for the second aircraft.

The aircraft leases range from base terms of 60 to 84 months with renewal options of up to 108 months in some cases, include purchase options upon expiration and some include early purchase options. The leases contain terms customary in transactions of this type, including provisions that allow the lessor to repossess the aircraft and require us to pay a stipulated amount if we default on our obligations under the agreements. These leases are included in the amounts disclosed above. The following is a summary of the terms related to aircraft leased under operating leases with original or remaining terms in excess of one year:

End of Lease Term	Number of Aircraft	Monthly Lease Payment (in thousands)
Fiscal year 2014 to fiscal year 2015	3	$248
Fiscal year 2016 to fiscal year 2018	17	3,514
Fiscal year 2019 to fiscal year 2023	14	1,317

	34	$5,079

Employee Agreements — Approximately 59% of our employees are represented by collective bargaining agreements and/or unions. These agreements generally include annual escalations of up to 12%. Periodically, certain groups of our employees who are not covered by a collective bargaining agreement consider entering into such an agreement.

During fiscal year 2013, we recognized $2.2 million in compensation expense included in direct cost related to severance costs as a result of the termination of a contract in the Southern North Sea. Also, during fiscal year 2013, we recognized approximately $2.0 million in compensation expense (including expenses recorded for the acceleration of unvested stock options and restricted stock), included in general and administrative expense, related to the separation between us and an officer. During fiscal year 2012, we recognized approximately $2.3 million in compensation expense (including expenses recorded for the acceleration of unvested stock options and restricted stock) related to the separation between us and another officer.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Related to this incident, the CAAs in the U.K. and Norway issued safety directives in October 2012, requiring operators to suspend operations of the affected aircraft. As a result, we will not be operating a total of sixteen large Eurocopter aircraft until further notice: twelve in the U.K., three in Australia and one in Norway. Our other commercial aircraft continue to operate globally.

In order to mitigate the impact on our clients, we have increased utilization of other in-region aircraft, implemented contingency plans designed to return to service previously stored Eurocopter AS332L helicopters not affected by the CAA safety directives and entered into an agreement on November 7, 2012 to purchase ten Sikorsky S-92 large aircraft with options for 16 more.

Currently, no contracts have been cancelled and we believe we have the contractual right to continue to receive monthly standing charges billed to our clients. However, in certain instances we have agreed to a reduced monthly standing charge billings for the affected aircraft. As we have been able to substantially replace the lost utilization from the EC225 Super Puma’s with other aircraft, the reduced charges did not have a material impact on our results of operations for fiscal year 2013.

Recently, Eurocopter, the manufacturer of the EC225 Super Puma aircraft, has indicated that they have determined the root causes of the gear shaft failure in the EC225, which are being reviewed by airworthiness authorities and independent third parties. The definitive solution to the problem will be a redesign of the gear shaft which could take more than a year to complete. However, interim solutions are under consideration, including minor aircraft modifications and new maintenance/operating procedures for mitigating shaft failure and enhancing early detection, which could result in Bristow’s return to revenue service for the EC225 aircraft in the third quarter of our fiscal year 2014.

The current situation will continue until the necessary modifications are made to the EC225 fleet, the airworthiness regulators remove the operating restrictions, and we are confident that the interim modifications will allow us to operate the aircraft safely. Until then, this situation could have a material adverse effect on our future business, financial condition and results of operations.

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

Note 9 — TAXES

The components of deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2013	2012
Deferred tax assets:
Foreign tax credits	$10,483	$13,064
Accrued pension liability	29,951	28,621
Maintenance and repair	10,291	17,454
Accrued equity compensation	11,607	11,746
Deferred revenue	2,212	2,455
Other	15,079	9,519

Total deferred tax assets	$79,623	$82,859

Deferred tax liabilities:
Property and equipment	$(189,482)	$(172,232)
Inventories	(11,068)	(11,598)
Investment in unconsolidated affiliates	(11,681)	(28,098)
Other	(6,912)	(7,927)

Total deferred tax liabilities	$(219,143)	$(219,855)

Net deferred tax liabilities	$(139,520)	$(136,996)

Companies may use foreign tax credits to offset the U.S. income taxes due on income earned from foreign sources. However, the credit that may be claimed for a particular taxable year is limited by the total income tax on the U.S. income tax return as well as by the ratio of foreign source net income in each statutory category to total net income. The amount of creditable foreign taxes available for the taxable year that exceeds the limitation (i.e.; “excess foreign tax credits”) may be carried back one year and forward ten years. As of March 31, 2011, we did not believe it was more likely than not that we would generate sufficient foreign sourced income within the appropriate period to utilize all of our excess foreign tax credits, and elected to deduct the foreign taxes in lieu of a foreign tax credit. Therefore, there was no foreign tax credit carryover into the fiscal year 2012. As a result of our expectation of increased foreign source income, as of March 31, 2012, we have elected to record foreign tax credits for fiscal years 2013, 2012 and 2011.

The U.S. Internal Revenue Service has begun an examination of our fiscal year 2010 U.S. Federal Income Tax Return due to the filing of a carry-back of the fiscal year loss. As a result of the refund claim, tax returns for all years beginning fiscal year 2006 are under review.

The components of income before provision for income taxes for fiscal years 2013, 2012 and 2011 are as follows (in thousands):

	Fiscal Year Ended March 31,
	2013	2012	2011
Domestic	$2,472	$(1,100)	$439
Foreign	164,205	80,542	139,960

Total	$166,677	$79,442	$140,399

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes for fiscal years 2013, 2012 and 2011 consisted of the following (in thousands):

	Fiscal Year Ended March 31,
	2013	2012	2011
Current:
Domestic	$1,638	$27	$38
Foreign	26,275	23,059	15,791

	$27,913	$23,086	$15,829

Deferred:
Domestic	$1,619	$1,658	$(6,207)
Foreign	5,470	(10,543)	(2,518)

	$7,089	$(8,885)	$(8,725)

Total	$35,002	$14,201	$7,104

The reconciliation of the U.S. Federal statutory tax rate to the effective income tax rate for the provision for income taxes is shown below:

	Fiscal Year Ended March 31,
	2013	2012	2011
Statutory rate	35.0%	35.0%	35.0%
Net foreign tax on non-U.S. earnings	14.4%	20.4%	10.8%
Foreign earnings indefinitely reinvested abroad	(28.4)%	(26.3)%	(27.3)%
Foreign earnings that are currently taxed in the U.S.	4.6%	5.9%	3.1%
Effect of reduction in U.K. corporate income tax rate	(1.7)%	(2.3)%	(1.1)%
Release of deferred tax liability on entity restructuring	—%	—%	(12.6)%
Dividend inclusion as a result of internal realignment	—%	16.6%	—%
Benefit of prior year foreign tax credits	—%	(5.3)%	—%
Benefit of current year foreign tax credits	(5.5)%	(9.8)%	—%
Tax reserve release	—%	(7.7)%	—%
Other, net	2.6%	(8.6)%	(2.8)%

Effective tax rate	21.0%	17.9%	5.1%

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

Fiscal years 2013, 2012 and 2011 include a benefit due to the revaluation of our deferred taxes as a result of the enactment of tax rate reductions in the U.K. of $2.9 million, $1.8 million and $1.5 million, respectively, effective April 1 of each year.

In August 2008, certain of our existing and newly created subsidiaries completed intercompany leasing transactions involving eleven aircraft. The tax benefit of this transaction is being recognized over the remaining useful life of the assets, which is approximately 13 years. During each of the fiscal years 2013, 2012 and 2011, this transaction resulted in a $2.9 million reduction in our consolidated provision for income taxes.

Effective November 1, 2010, we completed a restructuring that more closely aligns our legal structure with our global operational structure. As a result of this restructuring, which was effective November 1, 2010, most U.S. tax on offshore profits will be deferred until the profits are repatriated.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our operations are subject to the jurisdiction of multiple tax authorities, which impose various types of taxes on us, including income, value added, sales and payroll taxes. Determination of taxes owed in any jurisdiction requires the interpretation of related tax laws, regulations, judicial decisions and administrative interpretations of the local tax authority. As a result, we are subject to tax assessments in such jurisdictions including the re-determination of taxable amounts by tax authorities that may not agree with our interpretations and positions taken. The following table summarizes the years open by jurisdiction as of March 31, 2013:

Jurisdiction	Years Open
U.S.	Fiscal year 2006 to present
U.K.	Fiscal year 2012 to present
Nigeria	Fiscal year 2005 to present

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

We have analyzed filing positions in the federal, state and foreign jurisdictions where we are required to file income tax returns for all open tax years. We believe that the settlement of any tax contingencies would not have a significant impact on our consolidated financial position, results of operations and/or liquidity. In fiscal years 2013, 2012 and 2011, we had a net provision (benefit) of $0.1 million, $(10.4) million and $2.2 million, respectively, of reserves for tax contingencies primarily related to non-U.S. income tax on foreign leasing operations. Our policy is to accrue interest and penalties associated with uncertain tax positions in our provision for income taxes. In fiscal years 2013, 2012 and 2011, $0.1 million, $0.2 million and $0.7 million, respectively, in interest and penalties were accrued in connection with uncertain tax positions.

As of March 31, 2013 and 2012, we had $1.7 million and $1.5 million, respectively, of unrecognized tax benefits, all of which would have an impact on our effective tax rate, if recognized.

The activity associated with our unrecognized tax benefit during fiscal years 2013 and 2012 is as follows (in thousands):

	Fiscal Year Ended March 31,
	2013	2012
Unrecognized tax benefits – beginning of fiscal year	$1,523	$11,713
Increases for tax positions taken in prior years	348	321
Decreases for tax positions taken in prior years	(161)	(10,511)

Unrecognized tax benefits – end of fiscal year	$1,710	$1,523

Unremitted foreign earnings reinvested abroad upon which U.S. income taxes have not been provided aggregated approximately $553.8 million and $421.5 million as of March 31, 2013 and 2012, respectively. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts. Therefore, no accrual of income tax has been made for fiscal years 2013 and 2012 related to these indefinitely reinvested earnings as there was no plan in place to repatriate any of these foreign earnings to the U.S. as of the end of the fiscal year. Withholding taxes, if any, upon repatriation would not be significant.

We receive a tax benefit that is generated by certain employee stock benefit plan transactions. This benefit is recorded directly to additional paid-in-capital on our consolidated balance sheets and does not reduce our effective income tax rate. The tax benefit for fiscal years 2013, 2012 and 2011 totaled approximately $0.5 million, $0.4 million and $0.5 million, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2012, we have fully utilized our U.S. federal net operating losses that were generated in previous years. During fiscal year 2012, we recorded a deferred tax asset related to direct and indirect foreign tax credits of $6.6 million and $6.5 million for fiscal years 2012 and 2011, respectively, which will expire in fiscal years 2022 and 2021, respectively. In fiscal year 2013, we recorded a deferred tax asset related to direct and indirect taxes of which $10.7 million was utilized. The remaining $10.5 million of foreign tax credits will expire in fiscal year 2021.

Income taxes paid during fiscal years 2013, 2012 and 2011 were $24.1 million, $19.0 million and $12.8 million, respectively.

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

Bristow Helicopter Group Limited (“Bristow Helicopter Group”) and Bristow International Aviation (Guernsey) Limited (“BIAGL”) have a defined contribution plan. This defined contribution plan replaced the defined benefit pension plans described below for future accrual.

Our contributions to our defined contribution plans were $10.9 million, $10.7 million and $11.4 million for fiscal years 2013, 2012 and 2011, respectively.

Defined Benefit Plans

The defined benefit pension plans of Bristow Helicopter Group and BIAGL were replaced by the defined contribution plans described above. These plans covered all full-time employees of Bristow Aviation and BIAGL employed on or before December 31, 1997. Both plans were closed to future accrual from February 1, 2004. The defined benefits for employee members were based on the employee’s annualized average last three years’ pensionable salaries up to February 1, 2004, increasing thereafter in line with retail price inflation (prior to 2011) and consumer price inflation (from 2011 onwards), and subject to maximum increases of 5% per year over the period to retirement. Any valuation deficits are funded by contributions by Bristow Helicopter Group and BIAGL. Plan assets are held in separate funds administered by the plans’ trustee (the “Trustee”), which are primarily invested in equities and debt securities. For members of the two closed defined benefit pension plans, since January 2005, Bristow Helicopter Group contributes a maximum of 7% of a participant’s non-variable salary, and since April 2006, the maximum employer contribution into the plan has been 7.35% for pilots. Each member is required to contribute a minimum of 5% of non-variable salary for Bristow Helicopter Group to match the contribution. In addition, there are three defined contribution plans for staff who were not members of the original defined benefit plans, two of which are closed to new members.

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

	Fiscal Year Ended March 31,
	2013	2012
	(In thousands)
Change in benefit obligation:
Projected benefit obligation (PBO) at beginning of period	$561,633	$526,389
Service cost	8,209	6,332
Interest cost	25,683	28,208
Actuarial loss	63,393	26,261
Benefit payments and expenses	(23,652)	(22,309)
Effect of exchange rate changes	(28,953)	(3,248)

Projected benefit obligation (PBO) at end of period	$606,313	$561,633

Change in plan assets:
Market value of assets at beginning of period	$449,891	$426,744
Actual return on assets	47,974	21,195
Employer contributions	28,607	26,682
Benefit payments and expenses	(23,652)	(22,309)
Effect of exchange rate changes	(23,154)	(2,421)

Market value of assets at end of period	$479,666	$449,891

Reconciliation of funded status:
Accumulated benefit obligation (ABO)	$582,047	$534,443

Projected benefit obligation (PBO)	$606,313	$561,633
Fair value of assets	(479,666)	(449,891)

Net recognized pension liability	$126,647	$111,742

Amounts recognized in accumulated other comprehensive loss	$244,322	$218,210

	Fiscal Year Ended March 31,
	2013	2012	2011
	(In thousands)
Components of net periodic pension cost:
Service cost for benefits earned during the period	$8,209	$6,332	$5,156
Interest cost on PBO	25,683	28,208	26,592
Expected return on assets	(29,068)	(29,639)	(26,703)
Amortization of unrecognized losses	6,612	5,386	5,212

Net periodic pension cost	$11,436	$10,287	$10,257

The amount in accumulated other comprehensive loss as of March 31, 2013 expected to be recognized as a component of net periodic pension cost in fiscal year 2014 is $5.6 million, net of tax, and represents amortization of the net actuarial losses.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Actuarial assumptions used to develop the components of the U.K. plans were as follows:

	Fiscal Year Ended March 31,
	2013	2012	2011
Discount rate	4.90%	5.60%	5.60%
Expected long-term rate of return on assets	6.90%	7.20%	7.39%
Pension increase rate	3.00%	3.50%	3.50%

Actuarial assumptions used to develop the components of the Norway plan were as follows:

	Fiscal Year Ended March 31,
	2013	2012	2011
Discount rate	3.50%	4.75%	4.75%
Rate of compensation increase	4.25%	4.50%	4.50%
Social Security increase amount	4.00%	4.25%	4.25%
Expected return on plan assets	4.50%	4.75%	4.75%
Pension increase rate	0.75%	1.75%	1.75%

We utilize a British pound sterling denominated AA corporate bond index as a basis for determining the discount rate for our U.K. plans and NOK-denominated corporate bonds available in Norway that are credit-rated as AA or AAA as a basis for determining the discount rate for our Norway plan. The expected rate of return assumptions have been determined following consultation with our actuarial advisors. In the case of bond investments, the rates assumed have been directly based on market redemption yields at the measurement date, and those on other asset classes represent forward-looking rates that have typically been based on other independent research by investment specialists.

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

The types of investments are held, and the relative allocation of assets to investments is selected, in light of the liability profile of the Scheme, its cash flow requirements, the funding level and the Trustee’s stated objectives. In addition, in order to avoid an undue concentration of risk, assets are diversified within and across asset classes.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —   (Continued)

The market value of the plan assets as of March 31, 2013 and 2012 was allocated between asset classes as follows. Details of target allocation percentages under the Trustee’s investment strategies as of the same dates are also included.

	Target Allocation as of March 31,		Actual Allocation as of March 31,
Asset Category	2013	2012	2013	2012
Equity securities	58.3%	58.4%	64.6%	59.7%
Debt securities	31.1%	31.2%	31.0%	35.7%
Property	—%	—%	1.8%	1.8%
Other assets	10.6%	10.4%	2.6%	2.8%

Total	100.0%	100.0%	100.0%	100.0%

The following table summarizes, by level within the fair value hierarchy, the plan assets we had as of March 31, 2013, which are valued at fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2013
Cash and cash equivalents	$1,973	$—	$—	$1,973
Equity investments - U.K.	—	119,626	—	119,626
Equity investments - Non-U.K.	—	89,720	—	89,720
Diversified growth (absolute return) funds	—	94,426	—	94,426
Government debt securities	—	61,028	—	61,028
Corporate debt securities	—	63,304	—	63,304
Insurance policies	—	—	49,589	49,589

Total investments	$1,973	$428,104	$49,589	$479,666

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

The investments’ fair value measurement level within the fair value hierarchy is classified in its entirety based on the lowest level of input that is significant to the measurement. The fair value of assets using Level 2 inputs is determined based on the fair value of the underlying investment using quoted prices in active markets or other significant inputs that are deemed observable. Our Norway pension plan is vested in an insurance policy which is designated as Level 3 within the valuation hierarchy and the fair value is based on the estimated value provided by the insurer.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes in the Level 3 plan assets for fiscal year 2013 (in thousands):

March 31, 2012	$45,252
Actual return on assets	128
Net purchases, sales and settlements	5,231
Effect of exchange rate changes	(1,022)

March 31, 2013	$49,589

Estimated future benefit payments over each of the next five fiscal years from March 31, 2013 and in aggregate for the following five fiscal years after fiscal year 2018, including life assurance premiums, are as follows (in thousands):

Projected Benefit Payments by the Plans for Fiscal Years Ending March 31,	Payments
2014	$24,390
2015	25,085
2016	26,377
2017	27,380
2018	28,390
Aggregate 2019 - 2023	157,243

We expect to fund these payments with our cash contributions to the plans, plan assets and earnings on plan assets. We pre-funded our contributions of £12.5 million ($19.0 million) to the main U.K. plan for the fiscal year ending March 31, 2014 in January, February and March 2013. Our contributions to the Norwegian plan and the BIAGL plan for the fiscal year ending March 31, 2014 are expected to be $8.1 million and $0.3 million, respectively.

Incentive Compensation

Incentive and Stock Option Plans — Stock–based awards are currently made under the Bristow Group Inc. 2007 Long-Term Incentive Plan (“2007 Plan”). As of March 31, 2013, a maximum of 2,400,000 shares of Common Stock are reserved, including 476,733 shares available for incentive awards under the 2007 Plan. Awards granted under the 2007 Plan may be in the form of stock options, stock appreciation rights, shares of restricted stock, other stock-based awards (payable in cash or Common Stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants.

In addition, we have the following incentive and stock plans which have awards outstanding as of March 31, 2013 but under which we no longer make grants:

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

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2012 and June 2011 and 2010, the Compensation Committee of our board of directors authorized the grant of stock options, time vested restricted stock and long-term performance cash awards to participating employees. Each of the stock options has a ten-year term and has an exercise price equal to the fair market value (as defined in the 2007 Plan) of the Common Stock on the grant date of $43.38, $43.79 and $30.16 per share for the May 2012 and June 2011 and 2010 awards, respectively. The options will vest in annual installments of one-third each, beginning on the first anniversary of the grant date. Restricted stock grants vest at the end of three years. Performance cash awards allow the recipient to receive from -0- to 200% of the target amount at the end of three years depending on whether our total shareholder return meets the minimum return requirements and how our total shareholder return ranks among a peer group over the performance period. The value of the performance cash awards is calculated on a quarterly basis by comparing the performance of our Common Stock, including any dividends paid since the award date, against the peer group and has a maximum potential payout of $9.7 million, $8.2 million and $5.7 million for the fiscal year 2013, 2012 and 2011 awards, respectively. The total value of the awards is recognized as compensation expense over a three-year vesting period with the recognition amount being adjusted quarterly. Compensation expense related to the performance cash awards during fiscal years 2013, 2012 and 2011 was $10.2 million, $4.1 million and $0.2 million, respectively. Performance cash compensation expense has been allocated to our various business units.

In 2007, we established a program to allow vesting of outstanding stock options and restricted stock grants and to waive forfeitures of outstanding performance restricted stock units upon retirement if the employee has achieved no less than five consecutive years of employment with the Company, voluntarily terminates employment after the age of 62 and enters into a noncompetition/nonsolicitation agreement in the form approved and provided by the Company. Subsequently, in 2010, we authorized an amendment to allow vesting of outstanding stock options and restricted stock grants, to continue the right to vest in performance cash awards and to waive forfeitures of outstanding performance restricted stock units upon retirement if the employee has accumulated a combined total of age and years of service with the Company of 80, voluntarily terminates employment and enters into a noncompetition/nonsolicitation agreement in the form approved and provided by the Company. Upon retirement, any unexercised options to purchase Common Stock and shares of restricted stock under the 1994, 2004 and 2007 Plans will automatically vest and options will remain exercisable for the remainder of the term specified in the applicable award document and any outstanding performance restricted stock units granted under the 2004 or 2007 Plans will not be forfeited solely due to termination of employment, so that the right remains to receive shares of Common Stock if the applicable performance measures are achieved in accordance with the 2004 or 2007 Plans.

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

Total share-based compensation expense, which includes stock options, restricted stock and restricted stock units, was $11.9 million, $11.5 million and $12.6 million for fiscal years 2013, 2012 and 2011, respectively. Stock-based compensation expense has been allocated to our various business units.

Under our incentive and stock option plans there are 2,127,281 shares of Common Stock reserved for issuance as of March 31, 2013, of which 476,733 shares are available for future grants.

On May 14, 2013, our board of directors approved an amendment and restatement of the 2007 Plan, subject to approval by our stockholders, to (1) increase the number of shares authorized for issuance thereunder from 2,400,000 shares to 5,400,000 shares, (2) change the way shares are counted such that for each full-value share granted after stockholder approval of the amended and restated 2007 Plan, the available shares will be reduced by two shares whereas for each option and stock appreciation right granted thereafter the available shares will be reduced by only one share, (3) reapprove and update the material terms of the 2007 Plan applicable to performance-based awards, (4) increase the maximum share and cash based individual award limits, (5) remove the ten-year term of the 2007 Plan, and (6) make other administrative and updating changes.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of our stock option activity for fiscal year 2013 is presented below:

	Weighted Average Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Outstanding at March 31, 2012	$38.02	1,258,228
Granted	43.55	338,847
Exercised	36.67	(416,936)
Expired or forfeited	41.99	(29,620)

Outstanding at March 31, 2013	40.03	1,150,519	7.12	$29,809

Exercisable at March 31, 2013	38.45	606,035	5.77	$16,658

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

The following table shows the assumptions we used to compute the stock-based compensation expense for stock option grants issued during fiscal years 2013, 2012 and 2011.

	Fiscal Years Ended March 31,
	2013	2012	2011
Risk Free interest rate	0.75%	1.5%	2.6%
Expected life (years)	5	6	7
Volatility	50.2%	47.1%	45.4%
Dividend yield	1.83%	1.37%	—%
Weighted average grant-date fair value of options granted	$16.73	$17.32	$15.03

Unrecognized stock-based compensation expense related to nonvested stock options was approximately $4.2 million as of March 31, 2013, relating to a total of 544,484 unvested stock options under our stock option plans. We expect to recognize this stock-based compensation expense over a weighted average period of approximately 1.7 years. The total fair value of options vested during fiscal years 2013, 2012 and 2011 was approximately $3.9 million, $3.1 million and $4.7 million, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total intrinsic value, determined as of the date of exercise, of options exercised during fiscal years 2013, 2012 and 2011 was $6.3 million, $2.2 million and $0.4 million, respectively. The total amount of cash we received from option exercises during fiscal years 2013, 2012 and 2011 was $15.3 million, $5.3 million and $2.0 million, respectively. The total tax benefit attributable to options exercised during fiscal years 2013, 2012 and 2011 was $1.9 million, $0.5 million and $0.1 million, respectively.

The excess tax benefits from stock-based compensation for fiscal years 2013, 2012 and 2011 of $0.5 million, $0.4 million and $0.5 million, respectively, are reported on our consolidated statements of cash flows in financing activities. This represents the reduction in the provision for income taxes otherwise payable during the period attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in current and prior periods.

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

The second form of performance restricted stock units fully vest on the third anniversary from the date of grant if the CASR equals or exceeds 3%. Any unvested performance restricted stock units will vest on the fifth anniversary date from the date of grant if the CASR equals or exceeds 3%. Any performance restricted stock units that do not vest on the fifth anniversary from the date of grant will expire. As of March 31, 2013, there were no non-vested restricted stock units.

Additionally, we have restricted stock awards that cliff vest on the third anniversary from the date of grant provided the grantee is still employed by the Company, subject to the Company’s retirement policy.

We record compensation expense for restricted stock units based on an estimate of the service period related to the awards, which is tied to the future performance of our stock over certain time periods under the terms of the award agreements. The estimated service period is reassessed quarterly. Changes in this estimate may cause the timing of expense recognized in future periods to accelerate. Compensation expense related to awards of restricted stock and restricted stock units for fiscal years 2013, 2012 and 2011 was $7.4 million, $7.2 million and $8.0 million, respectively.

The following is a summary of non-vested restricted stock and restricted stock units as of March 31, 2013 and 2012 and changes during fiscal year 2013:

	Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of March 31, 2012	580,407	$36.95
Granted	192,581	43.64
Forfeited	(101,248)	44.91
Vested	(171,711)	34.86

Non-vested as of March 31, 2013	500,029	38.63

Unrecognized stock-based compensation expense related to non-vested restricted stock and restricted stock units was approximately $6.1 million as of March 31, 2013, relating to a total of 500,029 unvested restricted stock and restricted stock units. We expect to recognize this stock-based compensation expense over a weighted average period of approximately 1.7 years.

The Annual Incentive Compensation Plan provides for an annual award of cash bonuses to key employees based primarily on pre-established objective measures of performance. The bonuses related to this plan were $12.2 million, $9.7 million and $6.6 million for fiscal years 2013, 2012 and 2011, respectively. Also, management awarded a one-time bonus to all non-officer employees meeting certain service criteria in March 2013 totaling $3.3 million in the aggregate.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, we have a non-qualified deferred compensation plan for our senior executives. Under the terms of the plan, participants can elect to defer a portion of their compensation for distribution at a later date. In addition, we have the discretion to make annual tax deferred contributions to the plan on the participants’ behalf. We contributed $0.7 million, $0.6 million and $0.7 million to this plan in each of fiscal years 2013, 2012 and 2011, respectively. The assets of the plan are held in a rabbi trust and are subject to our general creditors. As of March 31, 2013, the amount held in trust was $4.8 million.

Note 11 — STOCKHOLDERS’ INVESTMENT AND EARNINGS PER SHARE

Stockholders’ Investment

Common Stock — The total number of authorized shares of Common Stock reserved as of March 31, 2013 was 2,127,281. These shares are reserved in connection with our stock-based compensation plans.

The following is a summary of changes in outstanding shares of Common Stock for the years ended March 31, 2013 and 2012:

	Shares	Weighted Average Price Per Share
Outstanding as of March 31, 2011	36,311,143
Exercise of stock options	157,991	$33.50
Issuance of restricted stock and restricted stock units	105,229	45.23
Repurchases of common stock	(526,895)	47.61
Other	(292,151)	32.74

Outstanding as of March 31, 2012	35,755,317
Exercise of stock options	416,936	36.67
Issuance of restricted stock and restricted stock units	29,667	51.79
Repurchases of common stock	(24,709)	49.30
Other	(26,572)	39.63

Outstanding as of March 31, 2013	36,150,639

Restrictions on Foreign Ownership of Common Stock — Under the Federal Aviation Act, it is unlawful to operate certain aircraft for hire within the U.S. unless such aircraft are registered with the Federal Aviation Administration (the “FAA”) and the FAA has issued an operating certificate to the operator. As a general rule, aircraft may be registered under the Federal Aviation Act only if the aircraft are owned or controlled by one or more citizens of the U.S. and an operating certificate may be granted only to a citizen of the U.S. For purposes of these requirements, a corporation is deemed to be a citizen of the U.S. only if, among other things, at least 75% of its voting interests are owned or controlled by U.S. citizens. If persons other than U.S. citizens should come to own or control more than 25% of our voting interest or if any other requirements are not met, we have been advised that our aircraft may be subject to deregistration under the Federal Aviation Act, and we may lose our ability to operate within the U.S. Deregistration of our aircraft for any reason, including foreign ownership in excess of permitted levels, would have a material adverse effect on our ability to conduct operations within our North America and Bristow Academy business units. Therefore, our organizational documents currently provide for the automatic suspension of voting rights of shares of our Common Stock owned or controlled by non-U.S. citizens, and our right to redeem those shares, to the extent necessary to comply with these requirements. As of March 31, 2013, approximately 3,416,000 shares of our Common Stock were held by persons with foreign addresses. These shares represented approximately 9% of our total outstanding common shares as of March 31, 2013. Our foreign ownership may fluctuate on each trading day because our Common Stock and our 3% Convertible Senior notes are publicly traded.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends — We paid quarterly dividends of $0.20 per share during each quarter of fiscal year 2013 and $0.15 per share during each quarter of fiscal year 2012. On May 14, 2013, our board of directors approved a dividend of $0.25 per share of Common Stock, payable on June 14, 2013 to shareholders of record on May 31, 2013. For fiscal years 2013 and 2012, we paid dividends totaling $28.7 million and $21.6 million, respectively, to our shareholders. The declaration of future dividends is at the discretion of our board of directors and subject to our results of operations, financial condition, cash requirements and other factors and restrictions under applicable law and our debt instruments.

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

On December 15, 2011, we entered into an accelerated share repurchase agreement with a financial institution under which we paid $25.1 million to purchase 526,895 shares of our Common Stock. The effective per share purchase prices were based generally on the average of the daily volume weighted average prices per share of our Common Stock, less a discount, calculated during an averaging period which began December 20, 2011 and was finalized March 20, 2012.

On November 2, 2012, our board of directors extended the date to repurchase shares of our Common Stock by 12 months and increased the remaining repurchase amount to $100 million. During the last two quarters of fiscal year 2013, we spent $1.2 million to repurchase 24,709 shares of our Common Stock.

We recorded the $1.2 million and $25.1 million payments as treasury stock on our consolidated balance sheets as of March 31, 2013 and 2012, respectively. Shares outstanding used to calculate earnings per share during fiscal years 2013 and 2012 reflect the repurchase of shares when they were delivered.

Earnings per Share

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per common share excludes options to purchase shares, restricted stock units and restricted stock awards, which were outstanding during the period but were anti-dilutive, as follows:

	Fiscal Year Ended March 31,
	2013	2012	2011
Options:
Outstanding	469,289	267,669	248,821
Weighted average exercise price	$43.88	$30.16	$32.94
Restricted stock units:
Outstanding	—	80,978	84,898
Weighted average price	$—	$46.82	$46.80
Restricted stock awards:
Outstanding	171	—	8
Weighted average price	$48.14	$—	$44.79

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended March 31,
	2013	2012	2011
Earnings (in thousands):
Income available to common stockholders – basic	$130,102	$63,530	$132,315
Interest expense on assumed conversion of 3% Convertible Senior Notes, net of tax (1)	—	—	—

Income available to common stockholders – diluted	$130,102	$63,530	$132,315

Shares:
Weighted average number of common shares outstanding – basic	36,010,191	36,068,884	36,009,882
Assumed conversion of 3% Convertible Senior Notes outstanding during the period (1)	—	—	—
Net effect of dilutive stock options, restricted stock units and restricted stock awards based on the treasury stock method	479,821	698,537	721,392

Weighted average number of common shares outstanding – diluted	36,490,012	36,767,421	36,731,274

Basic earnings per common share	$3.61	$1.76	$3.67

Diluted earnings per common share	$3.57	$1.73	$3.60

(1)

Diluted earnings per common share for fiscal years 2013, 2012 and 2011 excludes approximately 1.5 million of potentially dilutive shares initially issuable upon the conversion of our 3% Convertible Senior Notes. The 3% Convertible Senior Notes will be convertible, under certain circumstances, using a net share settlement process, into a combination of cash and our Common Stock. As of March 31, 2013, the base conversion price of the notes was approximately $75.65, based on the base conversion rate of 13.218 shares of Common Stock per $1,000 principal amount of convertible notes (subject to adjustment in certain circumstances, including the payment of dividends). In general, upon conversion of a note, the holder will receive cash equal to the principal amount of the note and Common Stock to the extent of the note’s conversion value in excess of such principal amount. In addition, if at the time of conversion the applicable price of our Common Stock exceeds the base conversion price, holders will receive up to an additional 8.5916 shares of our Common Stock per $1,000 principal amount of notes, as determined pursuant to a specified formula. Such shares did not impact our calculation of diluted earnings per share for fiscal years 2013, 2012 and 2011 as our stock price did not meet or exceed the base conversion price. See Note 5 for further details.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — SEGMENT INFORMATION

We conduct our business in one segment: Helicopter Services. The Helicopter Services segment operations are conducted primarily through five business units: Europe, West Africa, North America, Australia, and Other International. Additionally, we also operate a training business unit, Bristow Academy, and provide technical services to clients in the U.S. and U.K., which are included in Corporate and other.

The following shows business unit information for fiscal years 2013, 2012 and 2011, and as of March 31, 2013 and 2012, reconciled to consolidated totals, and prepared on the same basis as our consolidated financial statements (in thousands):

	Fiscal Year Ended March 31,
	2013	2012	2011
Segment gross revenue from external clients:
Europe	$619,480	$559,306	$475,726
West Africa	296,933	258,258	226,175
North America	226,114	176,797	193,370
Australia	186,752	162,727	158,845
Other International	132,662	145,593	148,239
Corporate and other	46,532	39,122	30,453

Total segment gross revenue	$1,508,473	$1,341,803	$1,232,808

Intrasegment gross revenue:
Europe	$65	$391	$729
North America	283	1,020	475
Australia	—	462	275
Corporate and other	1,989	(133)	2,764

Total intrasegment gross revenue	$2,337	$1,740	$4,243

Consolidated gross revenue reconciliation:
Europe	$619,545	$559,697	$476,455
West Africa	296,933	258,258	226,175
North America	226,397	177,817	193,845
Australia	186,752	163,189	159,120
Other International	132,662	145,593	148,239
Corporate and other	48,521	38,989	33,217
Intrasegment eliminations	(2,337)	(1,740)	(4,243)

Total consolidated gross revenue	$1,508,473	$1,341,803	$1,232,808

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended March 31,
	2013	2012	2011
Earnings from unconsolidated affiliates, net of losses – equity method investments:
Europe	$10,517	$11,014	$9,685
North America	(736)	—	—
Other International	15,261	(2,732)	7,767

Total earnings from unconsolidated affiliates, net of losses – equity method investments	$25,042	$8,282	$17,452

Consolidated operating income (loss) reconciliation:
Europe	$111,785	$94,277	$89,320
West Africa	70,315	63,768	62,051
North America	27,538	8,378	14,527
Australia	25,283	19,840	30,497
Other International	45,201	36,343	42,038
Corporate and other	(64,046)	(75,170)	(57,387)
Gain (loss) on disposal of assets	8,068	(31,670)	8,678

Total consolidated operating income	$224,144	$115,766	$189,724

Capital expenditures:
Europe	$175,270	$66,016	$17,185
West Africa	11,501	13,375	1,541
North America	201,439	53,367	19,755
Australia	3,736	2,421	33,253
Other International	33,147	48,498	5,000
Corporate and other (1)	146,332	142,743	68,784

Total capital expenditures	$571,425	$326,420	$145,518

Depreciation and amortization:
Europe	$33,101	$34,345	$27,361
West Africa	13,077	12,805	11,155
North America	20,193	16,243	16,803
Australia	9,995	11,352	11,337
Other International	17,018	16,660	13,997
Corporate and other	2,900	4,739	8,724

Total depreciation and amortization	$96,284	$96,144	$89,377

	March 31,
	2013	2012
Identifiable assets:
Europe	$808,568	$779,160
West Africa	390,402	376,903
North America	527,710	276,074
Australia	245,757	295,895
Other International	589,361	602,174
Corporate and other (2)	388,894	410,157

Total identifiable assets	$2,950,692	$2,740,363

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,
	2013	2012
Investments in unconsolidated affiliates – equity method investments:
Europe	$8,569	$11,410
North America (3)	60,517	2,378
Other International	196,751	185,026

Total investments in unconsolidated affiliates – equity method investments	$265,837	$198,814

(1)	Includes $140.1 million, $111.9 million and $64.9 million of construction in progress payments that were not allocated to business units in fiscal years 2013, 2012 and 2011, respectively.
(2)

Includes $222.8 million and $126.6 million of construction in progress within property and equipment on our consolidated balance sheets as of March 31, 2013 and 2012, respectively, which primarily represents progress payments on aircraft to be delivered in future periods.

(3)	Includes $2.4 million in investment in Cougar as of March 31, 2012 that was in the process of being evaluated.

We attribute revenue to various countries based on the location where helicopter services are actually performed. Long-lived assets consist primarily of helicopters and are attributed to various countries based on the physical location of the asset at a given fiscal year-end. Entity-wide information by geographic area is as follows (in thousands):

	Fiscal Year Ended March 31,
	2013	2012	2011
Gross revenue:
United Kingdom	$383,398	$345,405	$303,893
Nigeria	296,933	258,258	226,175
United States	237,311	208,931	216,281
Norway	249,023	200,926	162,006
Australia	186,752	162,727	158,845
Trinidad	43,763	39,478	29,489
Malaysia	25,284	26,416	15,273
Canada	16,447	—	—
Mexico	6,545	9,071	34,548
Other countries	63,017	90,591	86,298

	$1,508,473	$1,341,803	$1,232,808

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,
	2013	2012
Long-lived assets:
United Kingdom	$394,557	$391,540
Nigeria	242,095	240,323
Canada	211,316	—
Norway	162,591	193,962
United States	183,890	174,355
Australia	180,914	235,261
Brazil	113,562	94,052
Malaysia	101,764	106,217
Trinidad	51,004	53,904
Mexico	33,968	37,576
Other countries	22,594	69,031
Construction in progress attributable to aircraft (1)	222,817	126,554

	$1,921,072	$1,722,775

(1)	These costs have been disclosed separately as the physical location where the aircraft will ultimately be operated is subject to change.

During fiscal year 2013, we conducted operations in over 20 countries. Due to the nature of our principal assets, aircraft are regularly and routinely moved between operating areas (both domestic and foreign) to meet changes in market and operating conditions. During fiscal years 2013, 2012 and 2011 the aggregate activities of one major integrated oil and gas company accounted for 13%, 12% and 11%, respectively, of our consolidated gross revenue. No other client accounted for 10% or more of our consolidated gross revenue during those periods. During fiscal year 2013, our top ten clients accounted for 60.7% of consolidated gross revenue.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — QUARTERLY FINANCIAL INFORMATION (Unaudited)

	Fiscal Quarter Ended
	June 30 (1)	September 30 (2)(3)	December 31 (4)	March 31 (5)(6)
	(In thousands, except per share amounts)
Fiscal Year 2013
Gross revenue	$362,608	$365,754	$388,469	$391,642
Operating income (7)	39,993	47,328	74,120	62,703
Net income attributable to Bristow Group (7)	23,662	29,668	36,392	40,380
Earnings per share:
Basic	$0.66	$0.83	$1.01	$1.12

Diluted	$0.65	$0.82	$1.00	$1.11

Fiscal Year 2012
Gross revenue	$321,105	$330,992	$331,335	$358,371
Operating income (7)	36,405	9,595	43,553	26,213
Net income attributable to Bristow Group (7)	21,045	2,711	25,532	14,242
Earnings per share:
Basic	$0.58	$0.07	$0.71	$0.40

Diluted	$0.57	$0.07	$0.70	$0.39

(1)

Operating income, net income and diluted earnings per share for the fiscal quarter ended June 30, 2012 included a decrease of $2.2 million, $1.7 million, and $0.05, respectively, as a result of severance costs recorded relating to the termination of a contract in the Southern North Sea.

(2)

Operating income, net income and diluted earnings per share for the fiscal quarter ended September 30, 2012 included an increase of $2.8 million, $1.8 million, and $0.05, respectively, as a result of the correction of a calculation error related to foreign currency derivative transactions impacting our earnings from Líder.

(3)

Operating income, net income and diluted earnings per share for the fiscal quarter ended September 30, 2011 included: (a) a decrease of $24.6 million, $17.6 million and $0.48, respectively, due to the write-down of inventory spare parts to lower of cost or market value as management made the determination to operate certain types of aircraft for a shorter period than originally anticipated and (b) a decrease of $2.7 million, $1.7 million and $0.05, respectively, for an impairment charge recorded in depreciation and amortization resulting from the abandonment of certain assets located in Creole, Louisiana and used in our North America business unit, as we ceased operations from that location.

(4)

Net income and diluted earnings per share for the fiscal quarter ended December 31, 2012 included: (a) a decrease of $11.4 million and $0.31, respectively, from the early retirement of the 7  1/2% Senior Notes resulting from a $14.9 million early redemption premium and fees (included in extinguishment of debt) and the write-off of $2.6 million of unamortized debt issuance costs (included in interest expense) and (b) a decrease of $1.0 million and $0.03, respectively, due to the write-off of deferred financing fees related to the early payments made on the 364-Day Term Loan.

(5)

Net income and diluted earnings per share for the fiscal quarter ended March 31, 2013 included a decrease of $0.6 million and $0.01, respectively, from the write-off of deferred financing fees related to the payoff of the 364-Day Term Loan. Operating income, net income and diluted earnings per share for the fiscal quarter ended March 31, 2013 included (a) an increase of $0.9 million, $0.7 million and $0.02, respectively, for the reversal of direct costs for a sale transaction executed in fiscal year 2012 to sell large aircraft where the costs were not ultimately incurred and (b) a decrease of $2.8 million, $2.2 million and $0.06, respectively, for an additional inventory allowance as a component of direct costs resulting from the sale of ten medium aircraft.

(6)

Operating income, net income and diluted earnings per share for the fiscal quarter ended March 31, 2012 included: (a) an increase of $2.0 million, $1.3 million and $0.04, respectively, from dividend income received from an unconsolidated affiliate; (b) a decrease of $2.1 million, $1.4 million and $0.04, respectively, for direct costs recorded related to the sale of AS332L large aircraft; (c) a decrease of $1.3 million, $0.9 million and $0.03, respectively, due to the write-down of inventory spare parts to lower of cost or market value as management made the determination to operate certain types of aircraft in our Europe business unit for a shorter period than originally anticipated; and (d) a decrease of $2.7 million, $2.7 million and $0.07, respectively, for an impairment included in depreciation expense of two medium aircraft which management intended to sell prior to the previously estimated useful life of the aircraft. Also, net income and diluted earnings per share for the fiscal quarter ended March 31, 2012 included a decrease of $0.8 million and $0.02, respectively, related to certain tax items.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)

The fiscal quarters ended June 30, September 30 and December 31, 2012, and March 31, 2013 included $(5.3) million, $(1.3) million, $7.4 million and $7.2 million, respectively, in gains (losses) on disposal of assets included in operating income which also increased (decreased) net income by $(4.2) million, $(1.0) million, $6.1 million and $5.5 million, respectively, and diluted earnings per share by $(0.12), $(0.03), $0.17 and $0.15, respectively. The fiscal quarters ended June 30, September 30 and December 31, 2011, and March 31, 2012 included $1.4 million, $(1.6) million, $(2.9) million and $(28.6) million, respectively in gains (losses) on disposal of assets included in operating income which also increased (decreased) net income by $1.1 million, $(1.3) million, $(2.3) million and $(24.5) million, respectively, and diluted earnings per share by $0.03, $(0.03), $(0.06) and $(0.67), respectively.

Note 14 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In connection with the issuance of the 7  1/2% Senior Notes (which we tendered and redeemed during fiscal year 2013), the 6  1/8% Senior Notes (which we redeemed during fiscal year 2011), the 6  1/4% Senior Notes and the 3% Convertible Senior Notes, the Guarantor Subsidiaries fully, unconditionally, jointly and severally guaranteed the payment obligations under these notes. The following supplemental financial information sets forth, on a consolidating basis, the balance sheets, statements of income, statements of comprehensive income and statements of cash flows for Bristow Group Inc. (“Parent Company Only”), for the Guarantor Subsidiaries and for our other subsidiaries (the “Non-Guarantor Subsidiaries”). We have not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Income

Fiscal Year Ended March 31, 2013

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$—	$300,731	$1,207,742	$—	$1,508,473
Intercompany revenue	12,537	66,625	—	(79,162)	—

	12,537	367,356	1,207,742	(79,162)	1,508,473

Operating expense:
Direct cost and reimbursable expense	—	208,995	848,799	—	1,057,794
Intercompany expenses	—	—	79,162	(79,162)	—
Depreciation and amortization	4,588	38,851	52,845	—	96,284
General and administrative	52,968	29,252	81,169	—	163,389

	57,556	277,098	1,061,975	(79,162)	1,317,467

Gain on disposal of assets	—	2,474	5,594	—	8,068
Earnings from unconsolidated affiliates, net of losses	123,586	—	25,070	(123,586)	25,070

Operating income	78,567	92,732	176,431	(123,586)	224,144
Interest income	115,276	17	704	(115,209)	788
Interest expense	(44,844)	—	(112,811)	115,209	(42,446)
Extinguishment of debt	(14,932)	—	—	—	(14,932)
Other income (expense), net	94	103	(1,074)	—	(877)

Income from continuing operations before provision for income taxes	134,161	92,852	63,250	(123,586)	166,677
Allocation of consolidated income taxes	(3,996)	(6,070)	(24,936)	—	(35,002)

Net income	130,165	86,782	38,314	(123,586)	131,675
Net income attributable to noncontrolling interests	(63)	—	(1,510)	—	(1,573)

Net income attributable to Bristow Group	$130,102	$86,782	$36,804	$(123,586)	$130,102

Supplemental Condensed Consolidating Statement of Comprehensive Income

Fiscal Year Ended March 31, 2013

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
		(In thousands)
Net income	$130,165	$86,782	$38,314	$(123,586)	$131,675
Other comprehensive income (loss):
Currency translation adjustments	(1,186)	—	(6,383)	(4,413)	(11,982)
Pension liability adjustment	—	—	(28,462)	—	(28,462)

Total comprehensive income	128,979	86,782	3,469	(127,999)	91,231
Total comprehensive income attributable to noncontrolling interests	(63)	—	(1,510)	—	(1,573)

Total comprehensive income attributable to Bristow Group	$128,916	$86,782	$1,959	$(127,999)	$89,658

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Balance Sheet

As of March 31, 2013

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$31,853	$5,370	$178,400	$—	$215,623
Accounts receivable	18,498	80,615	246,612	(82,944)	262,781
Inventories	—	51,970	101,999	—	153,969
Assets held for sale	—	1,268	7,022	—	8,290
Prepaid expenses and other current assets	16,071	12,415	23,263	(16,654)	35,095

Total current assets	66,422	151,638	557,296	(99,598)	675,758
Intercompany investment	1,163,935	111,435	—	(1,275,370)	—
Investment in unconsolidated affiliates	—	150	271,973	—	272,123
Intercompany notes receivable	1,401,680	—	—	(1,401,680)	—
Property and equipment - at cost:
Land and buildings	939	48,907	58,747	—	108,593
Aircraft and equipment	31,310	1,170,531	1,104,213	—	2,306,054

	32,249	1,219,438	1,162,960	—	2,414,647
Less: Accumulated depreciation and amortization	(10,680)	(205,746)	(277,149)	—	(493,575)

	21,569	1,013,692	885,811	—	1,921,072
Goodwill	—	4,756	24,141	—	28,897
Other assets	40,877	1,341	149,544	(138,920)	52,842

Total assets	$2,694,483	$1,283,012	$1,888,765	$(2,915,568)	$2,950,692

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$4,049	$44,017	$101,021	$(79,266)	$69,821
Accrued liabilities	29,534	22,404	115,112	(19,369)	147,681
Deferred taxes	(4,184)	115	4,069	—	—
Short-term borrowings and current maturities of long-term debt	21,875	—	448	—	22,323

Total current liabilities	51,274	66,536	220,650	(98,635)	239,825
Long-term debt, less current maturities	764,946	—	—	—	764,946
Intercompany notes payable	—	463,184	963,687	(1,426,871)	—
Accrued pension liabilities	—	—	126,647	—	126,647
Other liabilities and deferred credits	10,761	8,530	178,525	(140,620)	57,196
Deferred taxes	128,153	8,328	14,640	—	151,121
Stockholders’ investment:
Common stock	367	4,996	22,876	(27,872)	367
Additional paid-in-capital	731,883	9,291	270,905	(280,196)	731,883
Retained earnings	1,094,803	722,147	62,602	(784,749)	1,094,803
Accumulated other comprehensive income (loss)	(62,892)	—	19,834	(156,625)	(199,683)
Treasury stock	(26,304)	—	—	—	(26,304)

Total Bristow Group stockholders’ investment	1,737,857	736,434	376,217	(1,249,442)	1,601,066
Noncontrolling interests	1,492	—	8,399	—	9,891

Total stockholders’ investment	1,739,349	736,434	384,616	(1,249,442)	1,610,957

Total liabilities and stockholders’ investment	$2,694,483	$1,283,012	$1,888,765	$(2,915,568)	$2,950,692

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows

Fiscal Year Ended March 31, 2013

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(45,184)	$156,371	$155,577	$—	$266,764
Cash flows from investing activities:
Capital expenditures	(17,532)	(503,120)	(202,633)	151,860	(571,425)
Proceeds from asset dispositions	—	185,876	280,831	(151,860)	314,847
Investment in unconsolidated affiliate	—	—	(51,179)	—	(51,179)

Net cash used in investing activities	(17,532)	(317,244)	27,019	—	(307,757)

Cash flows from financing activities:
Proceeds from borrowings	675,000	—	449	—	675,449
Debt issuance costs	(10,344)	—	—	—	(10,344)
Repayment of debt and debt redemption premiums	(663,921)	—	—	—	(663,921)
Dividends paid	(11,242)	(12,955)	(4,537)	—	(28,734)
Increases (decreases) in cash related to intercompany advances and debt	13,960	176,043	(190,003)	—	—
Partial prepayment of put/call obligation	(63)	—	—	—	(63)
Repurchase of Common Stock	(1,219)	—	—	—	(1,219)
Tax benefit related to stock-based compensation	500	—	—	—	500
Issuance of Common Stock	15,289	—	—	—	15,289

Net cash provided by (used in) financing activities	17,960	163,088	(194,091)	—	(13,043)
Effect of exchange rate changes on cash and cash equivalents	—	—	8,109	—	8,109

Net increase (decrease) in cash and cash equivalents	(44,756)	2,215	(3,386)	—	(45,927)
Cash and cash equivalents at beginning of period	76,609	3,155	181,786	—	261,550

Cash and cash equivalents at end of period	$31,853	$5,370	$178,400	$—	$215,623

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Income

Fiscal Year Ended March 31, 2012

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$—	$258,525	$1,083,278	$—	$1,341,803
Intercompany revenue	4,981	59,708	—	(64,689)	—

	4,981	318,233	1,083,278	(64,689)	1,341,803

Operating expense:
Direct cost and reimbursable expense	—	184,258	763,392	—	947,650
Intercompany expenses	—	—	64,689	(64,689)	—
Impairment of inventories	—	9,212	16,707	—	25,919
Depreciation and amortization	3,687	36,185	56,272	—	96,144
General and administrative	39,747	20,595	74,991	—	135,333

	43,434	250,250	976,051	(64,689)	1,205,046

Gain (loss) on disposal of assets	(6)	1,705	(33,369)	—	(31,670)
Earnings from unconsolidated affiliates, net of losses	43,626	—	8,679	(41,626)	10,679

Operating income	5,167	69,688	82,537	(41,626)	115,766
Interest income	96,792	200	517	(96,949)	560
Interest expense	(37,856)	—	(97,223)	96,949	(38,130)
Other income (expense), net	25	100	1,121	—	1,246

Income before provision for income taxes	64,128	69,988	(13,048)	(41,626)	79,442
Allocation of consolidated income taxes	(533)	(7,887)	(5,781)	—	(14,201)

Net income	63,595	62,101	(18,829)	(41,626)	65,241
Net income attributable to noncontrolling interests	(65)	—	(1,646)	—	(1,711)

Net income attributable to Bristow Group	$63,530	$62,101	$(20,475)	$(41,626)	$63,530

Supplemental Condensed Consolidating Statement of Comprehensive Income

Fiscal Year Ended March 31, 2012

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
		(In thousands)
Net income	$63,595	$62,101	$(18,829)	$(41,626)	$65,241
Other comprehensive income (loss):
Currency translation adjustments	1,480	—	(13,037)	12,462	905
Pension liability adjustment	—	—	(27,877)	—	(27,877)
Unrealized loss on cash flow hedges	—	—	(2,150)	—	(2,150)

Total comprehensive income (loss)	65,075	62,101	(61,893)	(29,164)	36,119
Total comprehensive income attributable to noncontrolling interests	(65)	—	(1,646)	—	(1,711)

Total comprehensive income (loss) attributable to Bristow Group	$65,010	$62,101	$(63,539)	$(29,164)	$34,408

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Balance Sheet

As of March 31, 2012

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$76,609	$3,155	$181,786	$—	$261,550
Accounts receivable	12,884	97,732	246,297	(70,693)	286,220
Inventories	—	57,957	99,868	—	157,825
Assets held for sale	—	1,400	17,310	—	18,710
Prepaid expenses and other current assets	1,512	2,220	27,394	(18,958)	12,168

Total current assets	91,005	162,464	572,655	(89,651)	736,473
Intercompany investment	1,031,041	111,434	—	(1,142,475)	—
Investment in unconsolidated affiliates	2,378	150	202,572	—	205,100
Intercompany notes receivable	1,266,714	—	(13,792)	(1,252,922)	—
Property and equipment - at cost:
Land and buildings	801	48,855	31,179	—	80,835
Aircraft and equipment	13,969	880,643	1,205,030	—	2,099,642

	14,770	929,498	1,236,209	—	2,180,477
Less: Accumulated depreciation and amortization	(6,705)	(186,876)	(264,121)	—	(457,702)

	8,065	742,622	972,088	—	1,722,775
Goodwill	—	4,755	24,889	—	29,644
Other assets	111,442	2,416	166,829	(234,316)	46,371

Total assets	$2,510,645	$1,023,841	$1,925,241	$(2,719,364)	$2,740,363

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$3,130	$26,384	$93,914	$(67,344)	$56,084
Accrued liabilities	11,506	20,987	102,006	(20,823)	113,676
Deferred taxes	(1,571)	(128)	16,769	—	15,070
Short-term borrowings and current maturities of long-term debt	14,375	—	—	—	14,375

Total current liabilities	27,440	47,243	212,689	(88,167)	199,205
Long-term debt, less current maturities	742,870	—	—	—	742,870
Intercompany notes payable	—	296,335	1,057,622	(1,353,957)	—
Accrued pension liabilities	—	—	111,742	—	111,742
Other liabilities and deferred credits	6,738	8,754	161,168	(159,892)	16,768
Deferred taxes	121,385	8,903	17,666	—	147,954
Stockholders’ investment:
Common stock	363	4,996	22,828	(27,824)	363
Additional paid-in-capital	703,628	9,290	249,367	(258,657)	703,628
Retained earnings	993,435	648,320	30,335	(678,655)	993,435
Accumulated other comprehensive income (loss)	(61,706)	—	54,679	(152,212)	(159,239)
Treasury shares	(25,085)	—	—	—	(25,085)

Total Bristow Group stockholders’ investment	1,610,635	662,606	357,209	(1,117,348)	1,513,102
Noncontrolling interests	1,577	—	7,145	—	8,722

Total stockholders’ investment	1,612,212	662,606	364,354	(1,117,348)	1,521,824

Total liabilities and stockholders’ investment	$2,510,645	$1,023,841	$1,925,241	$(2,719,364)	$2,740,363

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows

Fiscal Year Ended March 31, 2012

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(31,226)	$91,773	$170,800	$—	$231,347
Cash flows from investing activities:
Capital expenditures	(2,710)	(230,858)	(92,852)	—	(326,420)
Deposits on assets held for sale	—	—	200	—	200
Proceeds from asset dispositions	—	173,603	66,240	—	239,843
Investment in unconsolidated affiliates	(2,378)	—	—	—	(2,378)

Net cash used in investing activities	(5,088)	(57,255)	(26,412)	—	(88,755)

Cash flows from financing activities:
Proceeds from borrowings	159,300	—	693	—	159,993
Debt issuance costs	(871)	—	—	—	(871)
Repayment of debt and debt redemption premiums	(95,290)	—	(18,129)	—	(113,419)
Increases (decreases) in cash related to intercompany advances and debt	15,429	(11,407)	(4,022)	—	—
Dividends paid	29,781	(24,927)	(26,470)	—	(21,616)
Partial prepayment of put/call obligation	(63)	—	—	—	(63)
Acquisition of noncontrolling interest	—	(262)	—	—	(262)
Repurchase of Common Stock	(25,085)	—	—	—	(25,085)
Issuance of Common Stock	5,293	—	—	—	5,293
Tax benefit related to exercise of stock options	354	—	—	—	354

Net cash provided by (used in) financing activities	88,848	(36,596)	(47,928)	—	4,324
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,727)	—	(1,727)

Net increase (decrease) in cash and cash equivalents	52,534	(2,078)	94,733	—	145,189
Cash and cash equivalents at beginning of period	24,075	5,233	87,053	—	116,361

Cash and cash equivalents at end of period	$76,609	$3,155	$181,786	$—	$261,550

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Income

Fiscal Year Ended March 31, 2011

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$—	$284,866	$947,942	$—	$1,232,808
Intercompany revenue	1,360	46,200	—	(47,560)	—

	1,360	331,066	947,942	(47,560)	1,232,808

Operating expense:
Direct cost and reimbursable expense	(1,934)	199,867	664,408	—	862,341
Intercompany expenses	—	—	47,560	(47,560)	—
Depreciation and amortization	7,654	31,974	49,749	—	89,377
General and administrative	34,389	21,896	63,860	—	120,145

	40,109	253,737	825,577	(47,560)	1,071,863

Gain on disposal of assets	—	7,350	1,328	—	8,678
Earnings from unconsolidated affiliates, net of losses	125,770	—	18,433	(124,102)	20,101

Operating income	87,021	84,679	142,126	(124,102)	189,724
Interest income	83,488	611	795	(83,802)	1,092
Interest expense	(45,123)	(136)	(84,730)	83,802	(46,187)
Extinguishment of debt	(2,300)	—	—	—	(2,300)
Other income (expense), net	(2,539)	146	463	—	(1,930)

Income from continuing operations before provision for income taxes	120,547	85,300	58,654	(124,102)	140,399
Allocation of consolidated income taxes	11,827	(9,846)	(9,085)	—	(7,104)

Net income	132,374	75,454	49,569	(124,102)	133,295
Net income attributable to noncontrolling interests	(59)	—	(921)	—	(980)

Net income attributable to Bristow Group	$132,315	$75,454	$48,648	$(124,102)	$132,315

Supplemental Condensed Consolidating Statement of Comprehensive Income

Fiscal Year Ended March 31, 2011

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
		(In thousands)
Net income	$132,374	$75,454	$49,569	$(124,102)	$133,295
Other comprehensive income (loss):
Currency translation adjustments	(5,187)	—	46,137	(23,829)	17,121
Pension liability adjustment	—	—	(1,286)	—	(1,286)
Unrealized gain on cash flow hedges	—	—	2,150	—	2,150

Total comprehensive income	127,187	75,454	96,570	(147,931)	151,280
Total comprehensive income attributable to noncontrolling interests	(59)	—	(921)	—	(980)

Total comprehensive income attributable to Bristow Group	$127,128	$75,454	$95,649	$(147,931)	$150,300

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision of and with the participation of our management, including William E. Chiles, our Chief Executive Officer (“CEO”), and Jonathan E. Baliff, our Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2013. Based on that evaluation, our CEO and CFO concluded that such disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and such information is accumulated and communicated to our management as appropriate to allow for timely decisions regarding required disclosure under the Exchange Act.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2013. The assessment was based on criteria established in the framework Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2013.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report included herein.

MATERIAL CHANGES IN INTERNAL CONTROL

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Bristow Group Inc.:

We have audited Bristow Group Inc.’s (“the Company”) internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Bristow Group Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bristow Group Inc. and subsidiaries as of March 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ investment, and cash flows for each of the years in the three-year period ended March 31, 2013, and our report dated May 22, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas

May 22, 2013

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our fiscal year 2013 annual meeting of stockholders under the captions “Corporate Governance,” “Committees of the Board of Directors,” and “Executive Officers of the Registrant” and is incorporated into this document by reference.

Code of Ethics

We have adopted a code of business conduct and ethics applicable to our directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Business Integrity. The Code of Business Integrity is available on our website at http://www.bristowgroup.com under “About Us” and “Vision, Mission, Values” caption. In the event that we amend or waive any of the provisions of the Code of Business Integrity with respect to our senior officers, we intend to disclose the amendment or waiver on our website.

Item 11. Executive Compensation

The information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our fiscal year 2013 annual meeting of stockholders under the caption “Director and Executive Officer Compensation” and, except as specified in the following sentence, is incorporated into this document by reference. Information in our fiscal year 2013 proxy statement not deemed to be “soliciting material” or “filed” with the SEC under its rules, including the Report of the Compensation Committee on Executive Compensation and the Report of the Audit Committee is not and shall not be deemed to be incorporated by reference into this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our fiscal year 2013 annual meeting of stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated into this document by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 appears in Items 11 and 12 of this report.

Item 14. Principal Accounting Fees and Services

The information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our fiscal year 2013 annual meeting of stockholders under the caption “Relationship with Independent Public Accountants” and is incorporated into this document by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) (1) Financial Statements —

(a) (2) Financial Statement Schedules

All schedules have been omitted because the information required is included in the financial statements or notes or have been omitted because they are not applicable or not required.

(a) (3) Exhibits

		Incorporated by Reference to
	Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(2)	Share and Asset Purchase Agreement, dated as of August 31, 2012, by and among the Bristow Group, Inc., Kenlor Investments Ltd., VIH Aviation Group, Ltd., VIH Helicopters USA, Inc., CGSCH Enterprises Ltd., Cougar Aviation Ltd., Cougar Helicopters Inc., BHNA Holdings Inc., Bristow Canada Holdings Inc., Bristow Canadian Real Estate Company Inc., and Kenneth Norie.	001-31617	8-K	October 4, 2012	2.1
(3)	Articles of Incorporation and By-law.
	(1) Restated Certificate of Incorporation of the Company dated August 2, 2007.	001-31617	10-Q	August 2, 2007	3.1
	(2) Amended and Restated By-laws of the Company.	001-31617	8-K	November 7, 2012	3.1
(4)	Instruments defining the rights of security holders, including indentures.
	(1) Registration Rights Agreement dated December 19, 1996, between the Company and Caledonia Industrial & Services Limited.	0-5232	10-Q	February 14, 1997	4(3)
	(2) Indenture, dated as of June 17, 2008, among the Company, the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee (the “Base Indenture”).	001-31617	8-K	June 17, 2008	4.1
	(3) First Supplemental Indenture to the 2008 Base Indenture.	001-31617	8-K	June 17, 2008	4.2
	(4) Second Supplemental Indenture to the 2008 Base Indenture.	001-31617	8-K	October 4, 2012	10.4
	(5) Third Supplemental Indenture to the 2008 Base Indenture.	001-31617	8-K	October 12, 2012	10.6

Incorporated by Reference to
	Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(10)	(1) Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan, as amended.*	333-100017	S-8	September 23, 2002	4.12
	(2) Offshore Logistics, Inc. Deferred Compensation Plan. *	001-31617	10-K	June 8, 2004	10(18)
	(3) Offshore Logistics, Inc. 2003 Nonqualified Stock Option Plan for Non-employee Directors. *	333-115473	S-8	May 13, 2004	4(12)
	(4) Offshore Logistics, Inc. 2004 Stock Incentive Plan.*	001-31617	10-Q	November 4, 2004	10(1)
	(5) Employment Agreement with Richard Burman dated October 15, 2004. *	001-31617	10-K	December 16, 2005	10(27)
	(6) Form of Stock Option Agreement. *	001-31617	8-K/A	February 3, 2006	10(2)

(7)     Form of Aircraft Lease agreement between CFS Air, LLC and Air Logistics, L.L.C. (a Schedule I has been filed as part of this exhibit setting forth certain terms omitted from the Form of Aircraft Lease Agreement).

		001-31617	10-Q	February 9, 2006	10(2)
	(8) Employment Agreement with Randall A. Stafford dated May 22, 2006.*	001-31617	8-K	May 25, 2006	10(1)
	(9) Amended and restated Employment Agreement between the Company and William E. Chiles dated June 6, 2006.*	001-31617	8-K	June 8, 2006	10(1)
	(10) Amended and restated Employment Agreement between the Company and Mark Duncan dated June 6, 2006.*	001-31617	8-K	June 8, 2006	10(2)
	(11) Form of Stock Option Agreement under 2003 Nonqualified Stock Option Plan for Non-employee Directors.*	001-31617	8-K	August 7, 2006	10(3)
	(12) S-92 New Helicopter Sales Agreement dated as of May 19, 2006 between the Company and Sikorsky Aircraft Corporation.+	001-31617	8-K	August 8, 2006	10(1)
	(13) Bristow Group Inc. Form of Severance Benefit Agreement.*	001-31617	8-K	February 22, 2007	10(1)
	(14) Amendment to Employment Agreement with Richard Burman.*	001-31617	8-K	April 26, 2007	10(1)

	Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(15) William E. Chiles Restricted Stock Award Documents. *	001-31617	8-K	May 8, 2007	10(3)
(16) William E. Chiles Restricted Stock Award Document. *	001-31617	8-K/A	June 4, 2007	10.3
(17) Form of Employee Performance Restricted Stock Unit Award Letter under the Bristow Group Inc. 2004 Stock Incentive Plan. *	001-31617	8-K	May 24, 2007	10.1
(18) Form of Employee Nonqualified Stock Option Award Letter under the Bristow Group Inc. 2004 Stock Incentive Plan. *	001-31617	8-K	May 24, 2007	10.2
(19) Form of Employee Performance Restricted Stock Unit Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	May 24, 2007	10.3
(20) Form of Employee Nonqualified Stock Option Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	May 24, 2007	10.4
(21) Bristow Group Inc. 2007 Long Term Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Form DEF14A filed with the SEC on June 25, 2007). *	001-31617	10-Q	November 5, 2007	10.1
(22) Amendment to Employment Agreement dated March 10, 2008 by and between the Company and William E. Chiles.*	001-31617	8-K	March 13, 2008	10.1
(23) Amendment to Employment Agreement dated March 10, 2008 by and between the Company and Mark B. Duncan. *	001-31617	8-K	March 13, 2008	10.3
(24) Form of Employee Non-Qualified Stock Option Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	June 6, 2008	10.1
(25) Form of Employee Restricted Stock Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	June 6, 2008	10.2
(26) Form of Employee Performance Cash Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	June 6, 2008	10.3
(27) Common Stock Purchase Agreement.	001-31617	8-K	June 17, 2008	10.1
(28) Form of Outside Director Restricted Stock Unit Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	August 8, 2008	10.1
(29) Amendment to Form of Aircraft Lease agreement between CFS Air, LLC and Air Logistics, L.L.C.	001-31617	10-Q	November 5, 2008	10.2
(30) 2009 Amendment to Employment Agreement of Mr. Richard Burman. *	001-31617	8-K	February 3, 2009	10.1
(37) Form of Stock Option Award Letter. *	001-31617	8-K	June 10, 2009	10.1
(38) Form of Restricted Stock Award Letter. *	001-31617	8-K	June 10, 2009	10.2
(39) Form of Performance Cash Award Letter. *	001-31617	8-K	June 10, 2009	10.3
(40) Líder Aviação Holding S.A. Shareholders Agreement dated May 26, 2009. +	001-31617	10-Q	August 6, 2009	10.1
(41) Amendment No. 1 to 2007 Bristow Group Inc. 2007 Long Term Incentive Plan.*	001-31617	10-K	May 21, 2010	10(69)
(42) Form of 2010 Stock Option Award Letter. *	001-31617	8-K	June 15, 2010	10.1
(43) Form of 2010 Restricted Stock Award Letter. *	001-31617	8-K	June 15, 2010	10.2

	Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(44) Form of 2010 Restricted Stock (Retention) Award Letter. *	001-31617	8-K	June 15, 2010	10.3
(45) Form of 2010 Performance Cash Award Letter. *	001-31617	8-K	June 15, 2010	10.4
(46) Employment Agreement with Jonathan E. Baliff dated September 12, 2010. *	001-31617	8-K	September 12, 2010	10.1
(47) Indemnity Agreement with Stephen King.	001-31617	8-K	February 7, 2011	10.1
(48) Severance Benefits Agreement with Hilary S. Ware dated November 4, 2010. *	001-31617	8-K	May 20, 2011	10(77)
(49) Form of 2011 Stock Option Award Letter. *	001-31617	8-K	June 14, 2011	10.1
(50) Form of 2011 Restricted Stock Award Letter. *	001-31617	8-K	June 14, 2011	10.2
(51) Form of 2011 Performance Cash Award Letter. *	001-31617	8-K	June 14, 2011	10.3
(52) Bristow Group Inc. Fiscal Year 2012 Annual Incentive Compensation Plan. *	001-31617	8-K	June 14, 2011	10.4
(53) Form of Outside Director Restricted Cash Award Letter. *	001-31617	8-K	August 5, 2011	10.1
(54) Indemnity Agreement with Mathew Masters	001-31617	8-K	November 1, 2011	10.1
(55) Amended and Restated Revolving Credit and Term Loan Agreement, dated November 22, 2010	001-31617	10-Q	February 2, 2011	10.2
(56) First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 22, 2011.	001-31617	8-K	December 28, 2011	10.1
(57) Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of October 1, 2012.	001-31617	8-K	October 4, 2012	10.2
(58) Retirement & Compromise Agreement, between Bristow and Richard Burman, dated March 16, 2012.	001-31617	8-K	March 22, 2012	10.1
(59) Amended and Restated Severance Benefits Agreement between Bristow Group Inc. and Jeremy Akel, dated April 10, 2012. *	001-31617	8-K	April 10, 2012	10.1
(60) Indemnity Agreement with Lori Gobillot.	001-31617	8-K	May 1, 2012	10.1
(61) Form of 2012 Stock Option Award Letter. *	001-31617	8-K	May 25, 2012	10.1
(62) Form of 2012 Restricted Stock Award Letter. *	001-31617	8-K	May 25, 2012	10.2
(63) Form of 2012 Performance Cash Award Letter. *	001-31617	8-K	May 25, 2012	10.3
(64) Bristow Group Inc. Fiscal Year 2013 Annual Incentive Compensation Plan. *	001-31617	8-K	May 25, 2012	10.4
(65) Separation Agreement and Release between Bristow and Randall A. Stafford. *	001-31617	8-K	June 26, 2012	10.5
(66) Term Loan and Credit Agreement dated as of October 1, 2012.	001-31617	8-K	October 4, 2012	10.1
(67) Form of Unanimous Shareholder Agreement, by and among Bristow Group, Inc., Kenneth Norie, Cougar Helicopters Inc., and the other parties signatory thereto.	001-31617	8-K	October 4, 2012	10.7
(68) S-92 New Helicopter Sales Agreement dated as of November 7, 2012, between the Company and Sikorsky Aircraft Corporation. +	001-31617	10-Q/A	April 8, 2013	10.1
(69) U.K. Search & Rescue Helicopter Service Contract dated as of March 26, 2013, between Bristow Helicopters and U.K. Department for Transport. +††

(21)†	Subsidiaries.
(23)†	Consent of Independent Registered Public Accounting Firm.
(24)†	Powers of Attorney.
(31.1)†	Certification of Chief Executive Officer.
(31.2)†	Certification of Chief Financial Officer.
(32.1)†	Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)†	Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Compensatory Plan or Arrangement
†	Furnished herewith
††	Filed herewith
+	Confidential information has been omitted from this exhibit and filed separately with the SEC pursuant to a confidential treatment request under Rule 24(b)-2.

Agreements with respect to certain of the registrant’s long-term debt are not filed as Exhibits hereto inasmuch as the debt authorized under any such Agreement does not exceed 10% of the registrant’s total assets. The registrant agrees to furnish a copy of each such Agreement to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas on the 22nd day of May 2013.

BRISTOW GROUP INC.

By:	/s/ Jonathan E. Baliff
Jonathan E. Baliff Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the listed capacities on the 22nd day of May 2013.

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
Bruce H. Stover

/s/ E. Chipman Earle
* By: E. Chipman Earle (Attorney-in-Fact)

Index to Exhibits

		Incorporated by Reference to
	Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(2)	Share and Asset Purchase Agreement, dated as of August 31, 2012, by and among the Bristow Group, Inc., Kenlor Investments Ltd., VIH Aviation Group, Ltd., VIH Helicopters USA, Inc., CGSCH Enterprises Ltd., Cougar Aviation Ltd., Cougar Helicopters Inc., BHNA Holdings Inc., Bristow Canada Holdings Inc., Bristow Canadian Real Estate Company Inc., and Kenneth Norie.	001-31617	8-K	October 4, 2012	2.1
(3)	Articles of Incorporation and By-law.
	(1) Restated Certificate of Incorporation of the Company dated August 2, 2007.	001-31617	10-Q	August 2, 2007	3.1
	(2) Amended and Restated By-laws of the Company.	001-31617	8-K	November 7, 2012	3.1
(4)	Instruments defining the rights of security holders, including indentures.
	(1) Registration Rights Agreement dated December 19, 1996, between the Company and Caledonia Industrial & Services Limited.	0-5232	10-Q	February 14, 1997	4(3)
	(2) Indenture, dated as of June 17, 2008, among the Company, the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee (the “Base Indenture”).	001-31617	8-K	June 17, 2008	4.1
	(3) First Supplemental Indenture to the 2008 Base Indenture.	001-31617	8-K	June 17, 2008	4.2
	(4) Second Supplemental Indenture to the 2008 Base Indenture.	001-31617	8-K	October 4, 2012	10.4
	(5) Third Supplemental Indenture to the 2008 Base Indenture.	001-31617	8-K	October 12, 2012	10.6

Incorporated by Reference to
	Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(10)	(1) Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan, as amended.*	333-100017	S-8	September 23, 2002	4.12
	(2) Offshore Logistics, Inc. Deferred Compensation Plan. *	001-31617	10-K	June 8, 2004	10(18)
	(3) Offshore Logistics, Inc. 2003 Nonqualified Stock Option Plan for Non-employee Directors. *	333-115473	S-8	May 13, 2004	4(12)
	(4) Offshore Logistics, Inc. 2004 Stock Incentive Plan.*	001-31617	10-Q	November 4, 2004	10(1)
	(5) Employment Agreement with Richard Burman dated October 15, 2004. *	001-31617	10-K	December 16, 2005	10(27)
	(6) Form of Stock Option Agreement. *	001-31617	8-K/A	February 3, 2006	10(2)

(7)     Form of Aircraft Lease agreement between CFS Air, LLC and Air Logistics, L.L.C. (a Schedule I has been filed as part of this exhibit setting forth certain terms omitted from the Form of Aircraft Lease Agreement).

		001-31617	10-Q	February 9, 2006	10(2)
	(8) Employment Agreement with Randall A. Stafford dated May 22, 2006.*	001-31617	8-K	May 25, 2006	10(1)
	(9) Amended and restated Employment Agreement between the Company and William E. Chiles dated June 6, 2006.*	001-31617	8-K	June 8, 2006	10(1)
	(10) Amended and restated Employment Agreement between the Company and Mark Duncan dated June 6, 2006.*	001-31617	8-K	June 8, 2006	10(2)
	(11) Form of Stock Option Agreement under 2003 Nonqualified Stock Option Plan for Non-employee Directors.*	001-31617	8-K	August 7, 2006	10(3)
	(12) S-92 New Helicopter Sales Agreement dated as of May 19, 2006 between the Company and Sikorsky Aircraft Corporation.+	001-31617	8-K	August 8, 2006	10(1)
	(13) Bristow Group Inc. Form of Severance Benefit Agreement.*	001-31617	8-K	February 22, 2007	10(1)
	(14) Amendment to Employment Agreement with Richard Burman.*	001-31617	8-K	April 26, 2007	10(1)

	Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(15) William E. Chiles Restricted Stock Award Documents. *	001-31617	8-K	May 8, 2007	10(3)
(16) William E. Chiles Restricted Stock Award Document. *	001-31617	8-K/A	June 4, 2007	10.3
(17) Form of Employee Performance Restricted Stock Unit Award Letter under the Bristow Group Inc. 2004 Stock Incentive Plan. *	001-31617	8-K	May 24, 2007	10.1
(18) Form of Employee Nonqualified Stock Option Award Letter under the Bristow Group Inc. 2004 Stock Incentive Plan. *	001-31617	8-K	May 24, 2007	10.2
(19) Form of Employee Performance Restricted Stock Unit Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	May 24, 2007	10.3
(20) Form of Employee Nonqualified Stock Option Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	May 24, 2007	10.4
(21) Bristow Group Inc. 2007 Long Term Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Form DEF14A filed with the SEC on June 25, 2007). *	001-31617	10-Q	November 5, 2007	10.1
(22) Amendment to Employment Agreement dated March 10, 2008 by and between the Company and William E. Chiles.*	001-31617	8-K	March 13, 2008	10.1
(23) Amendment to Employment Agreement dated March 10, 2008 by and between the Company and Mark B. Duncan. *	001-31617	8-K	March 13, 2008	10.3
(24) Form of Employee Non-Qualified Stock Option Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	June 6, 2008	10.1
(25) Form of Employee Restricted Stock Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	June 6, 2008	10.2
(26) Form of Employee Performance Cash Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	June 6, 2008	10.3
(27) Common Stock Purchase Agreement.	001-31617	8-K	June 17, 2008	10.1
(28) Form of Outside Director Restricted Stock Unit Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	August 8, 2008	10.1
(29) Amendment to Form of Aircraft Lease agreement between CFS Air, LLC and Air Logistics, L.L.C.	001-31617	10-Q	November 5, 2008	10.2
(30) 2009 Amendment to Employment Agreement of Mr. Richard Burman. *	001-31617	8-K	February 3, 2009	10.1
(37) Form of Stock Option Award Letter. *	001-31617	8-K	June 10, 2009	10.1
(38) Form of Restricted Stock Award Letter. *	001-31617	8-K	June 10, 2009	10.2
(39) Form of Performance Cash Award Letter. *	001-31617	8-K	June 10, 2009	10.3
(40) Líder Aviação Holding S.A. Shareholders Agreement dated May 26, 2009. +	001-31617	10-Q	August 6, 2009	10.1
(41) Amendment No. 1 to 2007 Bristow Group Inc. 2007 Long Term Incentive Plan.*	001-31617	10-K	May 21, 2010	10(69)
(42) Form of 2010 Stock Option Award Letter. *	001-31617	8-K	June 15, 2010	10.1
(43) Form of 2010 Restricted Stock Award Letter. *	001-31617	8-K	June 15, 2010	10.2

	Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(44) Form of 2010 Restricted Stock (Retention) Award Letter. *	001-31617	8-K	June 15, 2010	10.3
(45) Form of 2010 Performance Cash Award Letter. *	001-31617	8-K	June 15, 2010	10.4
(46) Employment Agreement with Jonathan E. Baliff dated September 12, 2010. *	001-31617	8-K	September 12, 2010	10.1
(47) Indemnity Agreement with Stephen King.	001-31617	8-K	February 7, 2011	10.1
(48) Severance Benefits Agreement with Hilary S. Ware dated November 4, 2010. *	001-31617	8-K	May 20, 2011	10(77)
(49) Form of 2011 Stock Option Award Letter. *	001-31617	8-K	June 14, 2011	10.1
(50) Form of 2011 Restricted Stock Award Letter. *	001-31617	8-K	June 14, 2011	10.2
(51) Form of 2011 Performance Cash Award Letter. *	001-31617	8-K	June 14, 2011	10.3
(52) Bristow Group Inc. Fiscal Year 2012 Annual Incentive Compensation Plan. *	001-31617	8-K	June 14, 2011	10.4
(53) Form of Outside Director Restricted Cash Award Letter. *	001-31617	8-K	August 5, 2011	10.1
(54) Indemnity Agreement with Mathew Masters	001-31617	8-K	November 1, 2011	10.1
(55) Amended and Restated Revolving Credit and Term Loan Agreement, dated November 22, 2010	001-31617	10-Q	February 2, 2011	10.2
(56) First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 22, 2011.	001-31617	8-K	December 28, 2011	10.1
(57) Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of October 1, 2012.	001-31617	8-K	October 4, 2012	10.2
(58) Retirement & Compromise Agreement, between Bristow and Richard Burman, dated March 16, 2012.	001-31617	8-K	March 22, 2012	10.1
(59) Amended and Restated Severance Benefits Agreement between Bristow Group Inc. and Jeremy Akel, dated April 10, 2012. *	001-31617	8-K	April 10, 2012	10.1
(60) Indemnity Agreement with Lori Gobillot.	001-31617	8-K	May 1, 2012	10.1
(61) Form of 2012 Stock Option Award Letter. *	001-31617	8-K	May 25, 2012	10.1
(62) Form of 2012 Restricted Stock Award Letter. *	001-31617	8-K	May 25, 2012	10.2
(63) Form of 2012 Performance Cash Award Letter. *	001-31617	8-K	May 25, 2012	10.3
(64) Bristow Group Inc. Fiscal Year 2013 Annual Incentive Compensation Plan. *	001-31617	8-K	May 25, 2012	10.4
(65) Separation Agreement and Release between Bristow and Randall A. Stafford. *	001-31617	8-K	June 26, 2012	10.5
(66) Term Loan and Credit Agreement dated as of October 1, 2012.	001-31617	8-K	October 4, 2012	10.1
(67) Form of Unanimous Shareholder Agreement, by and among Bristow Group, Inc., Kenneth Norie, Cougar Helicopters Inc., and the other parties signatory thereto.	001-31617	8-K	October 4, 2012	10.7
(68) S-92 New Helicopter Sales Agreement dated as of November 7, 2012, between the Company and Sikorsky Aircraft Corporation. +	001-31617	10-Q/A	April 8, 2013	10.1
(69) U.K. Search & Rescue Helicopter Service Contract dated as of March 26, 2013, between Bristow Helicopters and U.K. Department for Transport. +††

(21)†	Subsidiaries.
(23)†	Consent of Independent Registered Public Accounting Firm.
(24)†	Powers of Attorney.

(31.1)†	Certification of Chief Executive Officer.
(31.2)†	Certification of Chief Financial Officer.
(32.1)†	Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)†	Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Compensatory Plan or Arrangement
†	Furnished herewith
††	Filed herewith
+	Confidential information has been omitted from this exhibit and filed separately with the SEC pursuant to a confidential treatment request under Rule 24(b)-2.

Agreements with respect to certain of the registrant’s long-term debt are not filed as Exhibits hereto inasmuch as the debt authorized under any such Agreement does not exceed 10% of the registrant’s total assets. The registrant agrees to furnish a copy of each such Agreement to the SEC upon request.