Form 10-K/A
period 2013-03-31
Bristow Group Inc
filed 2013-11-07
CIK 73887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Indicate the number shares outstanding of each of the issuer’s classes of Common Stock, as of November 4, 2013.

36,622,619 shares of Common Stock, $.01 par value

Explanatory Note

This Amendment No. 1 to Annual Report on Form 10-K (this “Amendment”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 that was originally filed on May 22, 2013 (the “Original Form 10-K”).

This Amendment is being filed solely to provide a revised copy of Exhibit 10.69 that was included with the Original Form 10-K in response to SEC comments in connection with the Company’s confidential treatment request. The only changes that have been made to Exhibit 10.69 reflect the inclusion of a portion of the text redacted in the exhibit filed with the Original Form 10-K.

No other changes have been made to the Original Form 10-K by this Amendment. This Amendment speaks as of the filing date of the Original Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-K.

Item 6. Exhibits.

The following exhibits are filed as part of this Annual Report:

Exhibit Number	Description of Exhibit

10.69*	U.K. Search & Rescue Helicopter Service Contract dated as of March 26, 2013, between Bristow Helicopters and U.K. Department for Transport (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended).

31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.

31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant

*	Filed herewith. This exhibit was previously filed with Bristow Group Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, filed with the Securities and Exchange Commission on May 22, 2013.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOW GROUP INC.

By:	/s/ Jonathan E. Baliff
Jonathan E. Baliff
Senior Vice President and Chief Financial Officer

By:	/s/ Brian J. Allman
Brian J. Allman
Vice President, Chief Accounting Officer

November 7, 2013

Index to Exhibits.

Exhibit Number	Description of Exhibit

10.69*	U.K. Search & Rescue Helicopter Service Contract dated as of March 26, 2013, between Bristow Helicopters and U.K. Department for Transport (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended).

31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.

31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant

*	Filed herewith. This exhibit was previously filed with Bristow Group Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, filed with the Securities and Exchange Commission on May 22, 2013.
**	Furnished herewith.