Form 10-Q
period 2013-09-30
Bristow Group Inc
filed 2013-11-07
CIK 73887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

BRISTOW GROUP INC.
INDEX — FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements.
BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited) (In thousands, except per share amounts)
Gross revenue:
Operating revenue from non-affiliates	$353,849	$319,663	$690,097	$634,512
Operating revenue from affiliates	24,781	6,288	48,080	12,093
Reimbursable revenue from non-affiliates	38,698	39,719	78,080	81,673
Reimbursable revenue from affiliates	—	84	65	84
	417,328	365,754	816,322	728,362
Operating expense:
Direct cost	256,766	224,495	512,022	447,263
Reimbursable expense	36,314	38,634	73,057	78,806
Depreciation and amortization	23,858	23,321	46,677	44,693
General and administrative	46,479	37,708	86,787	72,685
	363,417	324,158	718,543	643,447

Loss on disposal of assets	(3,064)	(1,262)	(4,785)	(6,577)
Earnings from unconsolidated affiliates, net of losses	3,088	6,994	17,060	8,983
Operating income	53,935	47,328	110,054	87,321

Interest income	762	263	881	351
Interest expense	(9,078)	(8,597)	(29,448)	(17,371)
Gain on sale of unconsolidated affiliate	103,924	—	103,924	—
Other income (expense), net	1,487	(218)	121	(1,149)
Income before provision for income taxes	151,030	38,776	185,532	69,152
Provision for income taxes	(41,146)	(8,342)	(48,736)	(14,522)
Net income	109,884	30,434	136,796	54,630
Net (income) loss attributable to noncontrolling interests	722	(766)	696	(1,300)
Net income attributable to Bristow Group	$110,606	$29,668	$137,492	$53,330

Earnings per common share:
Basic	$3.04	$0.83	$3.79	$1.49
Diluted	$3.01	$0.82	$3.75	$1.46

Cash dividends declared per common share	$0.25	$0.20	$0.50	$0.40

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited) (In thousands)
Net income	$109,884	$30,434	$136,796	$54,630
Other comprehensive income (loss):
Currency translation adjustments	15,874	4,222	11,445	4,728
Other comprehensive income	125,758	34,656	148,241	59,358

Net (income) loss attributable to noncontrolling interests	722	(766)	696	(1,300)
Currency translation adjustments attributable to noncontrolling interests	(108)	99	(238)	(102)
Total comprehensive (income) loss attributable to noncontrolling interests	614	(667)	458	(1,402)
Total comprehensive income attributable to Bristow Group	$126,372	$33,989	$148,699	$57,956
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2013	March 31, 2013
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$313,521	$215,623
Accounts receivable from non-affiliates	232,767	254,520
Accounts receivable from affiliates	8,109	8,261
Inventories	158,622	153,969
Assets held for sale	26,719	8,290
Prepaid expenses and other current assets	30,950	35,095
Total current assets	770,688	675,758
Investment in unconsolidated affiliates	272,345	272,123
Property and equipment – at cost:
Land and buildings	111,406	108,593
Aircraft and equipment	2,441,399	2,306,054
	2,552,805	2,414,647
Less – Accumulated depreciation and amortization	(518,142)	(493,575)
	2,034,663	1,921,072
Goodwill	29,804	28,897
Other assets	58,492	52,842
Total assets	$3,165,992	$2,950,692

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$70,157	$69,821
Accrued wages, benefits and related taxes	49,122	56,084
Income taxes payable	32,964	11,659
Other accrued taxes	9,592	7,938
Deferred revenue	21,405	21,646
Accrued maintenance and repairs	17,109	15,391
Accrued interest	15,690	14,249
Other accrued liabilities	23,869	20,714
Deferred taxes	2,394	—
Short-term borrowings and current maturities of long-term debt	6,989	22,323
Total current liabilities	249,291	239,825
Long-term debt, less current maturities	824,094	764,946
Accrued pension liabilities	127,296	126,647
Other liabilities and deferred credits	49,529	57,196
Deferred taxes	155,303	151,121
Commitments and contingencies (Note 5)
Stockholders’ investment:
Common stock, $.01 par value, authorized 90,000,000; outstanding: 36,601,812 as of September 30 and 36,150,639 as of March 31 (exclusive of 1,291,741 treasury shares)	372	367
Additional paid-in capital	752,614	731,883
Retained earnings	1,214,157	1,094,803
Accumulated other comprehensive loss	(188,476)	(199,683)
Treasury shares, at cost (551,604 shares)	(26,304)	(26,304)
Total Bristow Group stockholders’ investment	1,752,363	1,601,066
Noncontrolling interests	8,116	9,891
Total stockholders’ investment	1,760,479	1,610,957
Total liabilities and stockholders’ investment	$3,165,992	$2,950,692
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six Months Ended September 30,
	2013	2012
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net income	$136,796	$54,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,677	44,693
Deferred income taxes	7,352	(4,592)
Write-off of deferred financing fees	12,733	—
Discount amortization on long-term debt	1,722	1,772
Loss on disposal of assets	4,785	6,577
Gain on sale of unconsolidated affiliate	(103,924)	—
Stock-based compensation	6,625	5,523
Equity in earnings from unconsolidated affiliates (in excess of) less than dividends received	(8,061)	(2,866)
Tax benefit related to stock-based compensation	(4,234)	(433)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	28,508	20,786
Inventories	1,926	(46)
Prepaid expenses and other assets	8,940	729
Accounts payable	(2,577)	(3,426)
Accrued liabilities	5,756	11,777
Other liabilities and deferred credits	(10,548)	(226)
Net cash provided by operating activities	132,476	134,898
Cash flows from investing activities:
Capital expenditures	(339,559)	(113,405)
Proceeds from asset dispositions	155,603	96,376
Proceeds from sale of unconsolidated affiliate	112,210	—
Investment in unconsolidated affiliate	—	(7,153)
Net cash used in investing activities	(71,746)	(24,182)
Cash flows from financing activities:
Proceeds from borrowings	160,146	—
Debt issuance costs	(15,152)	—
Repayment of debt	(117,748)	(24,300)
Partial prepayment of put/call obligation	(27)	(33)
Common stock dividends paid	(18,138)	(14,297)
Issuance of common stock	11,550	7,869
Tax benefit related to stock-based compensation	4,234	433
Net cash provided by (used in) financing activities	24,865	(30,328)
Effect of exchange rate changes on cash and cash equivalents	12,303	6,411
Net increase in cash and cash equivalents	97,898	86,799
Cash and cash equivalents at beginning of period	215,623	261,550
Cash and cash equivalents at end of period	$313,521	$348,349
Supplemental disclosure of non-cash investing activities:
Cash paid during the period for:
Interest	$19,236	$19,729
Income taxes	$16,092	$9,872
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
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2013, the consolidated results of operations for the three and six months ended September 30, 2013 and 2012, and the consolidated cash flows for the six months ended September 30, 2013 and 2012.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Foreign Currency
See “Foreign Currency” in Note 1 to the fiscal year 2013 Financial Statements for a discussion of the related accounting policies. During the three and six months ended September 30, 2013 and 2012, our primary foreign currency exposure was to the British pound sterling, the euro, the Australian dollar and the Nigerian naira. The value of these currencies has fluctuated relative to the U.S. dollar as indicated in the following table:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
One British pound sterling into U.S. dollars
High	1.62	1.63	1.62	1.63
Average	1.55	1.58	1.54	1.58
Low	1.48	1.54	1.48	1.53
At period-end	1.62	1.61	1.62	1.61
One euro into U.S. dollars
High	1.35	1.31	1.35	1.33
Average	1.32	1.25	1.32	1.27
Low	1.28	1.21	1.26	1.21
At period-end	1.35	1.29	1.35	1.29
One Australian dollar into U.S. dollars
High	0.95	1.06	1.07	1.06
Average	0.92	1.04	0.95	1.03
Low	0.89	1.01	0.89	0.97
At period-end	0.94	1.04	0.94	1.04
One Nigerian naira into U.S. dollars
High	0.0064	0.0065	0.0065	0.0065
Average	0.0063	0.0063	0.0063	0.0063
Low	0.0061	0.0062	0.0061	0.0061
At period-end	0.0063	0.0064	0.0063	0.0064
______
Source: Bank of England and Oanda.com
Other income (expense), net, in our condensed consolidated statements of income includes foreign currency transaction gain (losses) of $0.4 million and $(0.2) million for the three months ended September 30, 2013 and 2012, respectively, and $(1.0) million and $(1.1) million for the six months ended September 30, 2013 and 2012, respectively. Other income (expense), net also includes $1.1 million for the three and six months ended September 30, 2013 for the sale of intellectual property.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Our earnings from unconsolidated affiliates, net of losses, are also affected by the impact of changes in foreign currency exchange rates on the reported results of our unconsolidated affiliates. During the three months ended September 30, 2013 and 2012, earnings from unconsolidated affiliates, net of losses, were decreased by $2.1 million and $0.2 million, respectively, and during the six months ended September 30, 2013 and 2012, earnings from unconsolidated affiliates, net of losses, were decreased by $2.4 million and $3.8 million, respectively, as a result of the impact of changes in foreign currency exchange rates on the results of our unconsolidated affiliates, primarily the impact of changes in the Brazilian real and U.S. dollar exchange rate on results for our affiliate in Brazil. The value of the Brazilian real has fluctuated relative to the U.S. dollar as indicated in the following table (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
One Brazilian real into U.S. dollars
High	0.4568	0.5029	0.5123	0.5488
Average	0.4380	0.4941	0.4617	0.5033
Low	0.4093	0.4879	0.4093	0.4811
At period-end	0.4475	0.4944	0.4475	0.4944
______
Source: Oanda.com
We estimate that the fluctuation of currencies versus the same period in the prior fiscal year had the following effect on our financial condition and results of operations (in thousands):

	Three Months Ended September 30, 2013	Six Months Ended September 30, 2013
Revenue	$(6,874)	$(9,862)
Operating expense	4,858	6,531
Earnings from unconsolidated affiliates, net of losses	(1,868)	1,330
Non-operating expense	615	273
Income before provision for income taxes	(3,269)	(1,728)
Provision for income taxes	719	380
Net income	(2,550)	(1,348)
Cumulative translation adjustment	15,766	11,207
Total stockholders’ investment	$13,216	$9,859
Accounts Receivable
As of September 30 and March 31, 2013, the allowance for doubtful accounts for non-affiliates was $5.0 million and $5.1 million, respectively, primarily related to amounts due from ATP Oil and Gas Corporation, a client in the U.S. Gulf of Mexico, as a result of its filing for bankruptcy. As of September 30 and March 31, 2013, there were no allowances for doubtful accounts related to accounts receivable due from affiliates. See “Summary of Significant Accounting Policies” in Note 1 to the fiscal year 2013 Financial Statements for further information related to our accounting policies for accounts receivable.
Inventories
During the six months ended September 30, 2013, we increased our inventory allowance by $2.4 million as a result of our review of excess inventory on aircraft model types we ceased ownership of or classified all or a significant portion of as held for sale; $1.5 million of this allowance was recorded during the three months ended September 30, 2013. A majority of this allowance relates to small aircraft types operating primarily in our North America business unit as we continue to move toward operating a fleet of mostly large and medium aircraft in this market. See “Summary of Significant Accounting Policies” in Note 1 to the fiscal year 2013 Financial Statements for further information related to our accounting policies for inventories.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Prepaid Expenses and Other Current Assets
As of March 31, 2013, prepaid expenses and other current assets included $12.7 million in fees related to a potential financing in connection with our bid to provide search and rescue (“SAR”) services in the U.K. During the six months ended September 30, 2013, we increased our borrowing capacity on our revolving credit facility from $200 million to $350 million (“Revolving Credit Facility”) and cancelled the potential financing. During the six months ended September 30, 2013, we included the $12.7 million of unamortized deferred financing fees as interest expense on our condensed consolidated statement of income.
Other Assets
As of September 30 and March 31, 2013, other assets includes contract acquisition costs and pre-operating costs totaling $15.4 million and $10.8 million, respectively, related to the SAR contract acquisition costs which are recoverable under the contract and will be expensed over the term of the contract.
Property and Equipment and Assets Held for Sale
During the three and six months ended September 30, 2013 and 2012, we made capital expenditures as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Number of aircraft delivered:
Medium	3	—	5	—
Large	2	—	5	3
Total aircraft	5	—	10	3
Capital expenditures (in thousands):
Aircraft and related equipment	$145,653	$14,887	$312,880	$94,856
Other	14,374	11,963	26,679	18,549
Total capital expenditures	$160,027	$26,850	$339,559	$113,405
Additionally, the following tables present details on the aircraft sold or disposed of and impairments on assets held for sale during the three and six months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Number of aircraft	Proceeds	Gains (losses)	Number of aircraft	Proceeds	Gains (losses)
	(In thousands, except for number of aircraft)
Aircraft sold or disposed of (1)	11	$153,710	$(2,114)	6	$76,149	$738
Impairment of aircraft held for sale	1	$—	$(950)	2	$—	$(2,000)

	Six Months Ended September 30, 2013			Six Months Ended September 30, 2012
	Number of aircraft	Proceeds	Gains (losses)	Number of aircraft	Proceeds	Gains (losses)
	(In thousands, except for number of aircraft)
Aircraft sold or disposed of (1)	15	$155,603	$(2,605)	10	$96,376	$(2,688)
Impairment of aircraft held for sale	3	$—	$(2,180)	9	$—	$(3,889)
_____________

(1)
During the three and six months ended September 30, 2013 and 2012, seven and two of these aircraft were leased back of which $145.6 million and $50.4 million, respectively, had been received in proceeds.

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
In July 2013, the FASB issued accounting guidance relating to the presentation of unrecognized tax benefits. The intent is to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the impact that the adoption of this standard may have on our consolidated financial statements.
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
As of September 30, 2013, we had interests in three VIEs of which we were the primary beneficiary, which are described below, and had no interests in VIEs of which we were not the primary beneficiary. See Note 3 to the fiscal year 2013 Financial Statements for a description of other investments in significant affiliates.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In addition to our ownership of 49% of Bristow Aviation’s outstanding ordinary shares, in May 2004, we acquired eight million shares of deferred stock, essentially a subordinated class of stock with no voting rights, from Bristow Aviation for £1 per share ($14.4 million in total). We also have £91.0 million ($147.4 million) principal amount of subordinated unsecured loan stock (debt) of Bristow Aviation bearing interest at an annual rate of 13.5% and payable semi-annually. Payment of interest on such debt has been deferred since its incurrence in 1996. Deferred interest accrues at an annual rate of 13.5% and aggregated $1.2 billion as of September 30, 2013.
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
Caledonia, the Company and the E.U. Investor also have entered into a put/call agreement under which, upon giving specified prior notice, we have the right to buy all the Bristow Aviation shares held by Caledonia and the E.U. Investor, who, in turn, each have the right to require us to purchase such shares. Under current English law, we would be required, in order for Bristow Aviation to retain its operating license, to find a qualified E.U. investor to own any Bristow Aviation shares we have the right to acquire under the put/call agreement. The only restriction under the put/call agreement limiting our ability to exercise the put/call option is a requirement to consult with the Civil Aviation Authority (the “CAA”) in the U.K. regarding the suitability of the new holder of the Bristow Aviation shares. The put/call agreement does not contain any provisions should the CAA not approve the new E.U. investor. However, we would work diligently to find an E.U. investor suitable to the CAA. The amount by which we could purchase the shares of the other investors holding 51% of the equity of Bristow Aviation is fixed under the terms of the call option, and we have reflected this amount on our condensed consolidated balance sheets as noncontrolling interest.
Furthermore, the call option provides a mechanism whereby the economic risk for the other investors is limited should the financial condition of Bristow Aviation deteriorate. The call option price is the nominal value of the ordinary shares held by the noncontrolling shareholders (£1.0 million as of September 30, 2013) plus an annual guaranteed rate of return less any prepayments of such call option price and any dividends paid on the shares concerned. We can elect to pre-pay the guaranteed return element of the call option price wholly or in part without exercising the call option. No dividends have been paid. We have accrued the annual return due to the other shareholders at a rate of sterling LIBOR plus 3% (prior to May 2004, the rate was fixed at 12%) by recognizing noncontrolling interest expense on our condensed consolidated statements of income, with a corresponding increase in noncontrolling interest on our condensed consolidated balance sheets. Prepayments of the guaranteed return element of the call option are reflected as a reduction in noncontrolling interest on our condensed consolidated balance sheets. The other investors have an option to put their shares in Bristow Aviation to us. The put option price is calculated in the same way as the call option price except that the guaranteed rate for the period to April 2004 was 10% per annum. If the put option is exercised, any pre-payments of the call option price are set off against the put option price.

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

	September 30, 2013	March 31, 2013
Assets
Cash and cash equivalents	$200,534	$93,227
Accounts receivable	317,060	240,861
Inventories	104,635	100,115
Prepaid expenses and other current assets	35,791	20,575
Total current assets	658,020	454,778
Investment in unconsolidated affiliates	1,499	9,092
Property and equipment, net	161,969	157,066
Goodwill	13,720	12,810
Other assets	31,431	26,575
Total assets	$866,639	$660,321
Liabilities
Accounts payable	$210,817	$128,591
Accrued liabilities	1,279,756	1,214,209
Deferred taxes	6,605	7,907
Current maturities of long-term debt	70	448
Total current liabilities	1,497,248	1,351,155
Long-term debt, less current maturities	138,147	138,147
Accrued pension liabilities	127,296	126,647
Other liabilities and deferred credits	1,099	1,755
Total liabilities	$1,763,790	$1,617,704

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Revenue	$330,006	$278,956	$641,807	$563,736
Operating income	18,536	4,512	27,667	8,391
Net income (loss) (1)	81,236	(35,249)	48,886	(70,742)
 _____________

(1)	During the three and six months ended September 30, 2013, we sold our 50% interest in the FB Entities and recorded a pre-tax gain of $103.9 million.
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
Other Significant Affiliates — Unconsolidated
FB Entities — As of March 31, 2013, we owned a 50% interest in each of FBS Limited, FB Heliservices Limited and FB Leasing Limited, collectively referred to as the FB Entities, U.K. corporations which principally provide pilot training, maintenance and support services to the British military under a contract that runs through March 2016 with two possible one year extensions. The FB Entities own and operate a total of 64 aircraft. The FB Entities were accounted for under the equity method. On July 14, 2013, we sold our 50% interest in the FB Entities for £74 million, or approximately $112.2 million. We recorded a pre-tax gain on sale of unconsolidated affiliate of $103.9 million during the three and six months ended September 30, 2013 on our condensed consolidated statements of income.
Note 3 — DEBT
Debt as of September 30 and March 31, 2013 consisted of the following (in thousands):

	September 30, 2013	March 31, 2013
6¼% Senior Notes due 2022	$450,000	$450,000
Term Loan	228,107	230,625
3% Convertible Senior Notes due 2038, including $7.1 million and $8.8 million of unamortized discount, respectively	107,906	106,196
Revolving Credit Facility	45,000	—
Other	70	448
Total debt	831,083	787,269
Less short-term borrowings and current maturities of long-term debt	(6,989)	(22,323)
Total long-term debt	$824,094	$764,946
The balances of the debt and equity components of the 3% Convertible Senior Notes due 2038 (the “3% Convertible Senior Notes”) as of each period presented are as follows (in thousands):

	September 30, 2013	March 31, 2013
Equity component – net carrying value	$14,905	$14,905
Debt component:
Face amount due at maturity	$115,000	$115,000
Unamortized discount	(7,094)	(8,804)
Debt component – net carrying value	$107,906	$106,196

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The remaining debt discount is being amortized into interest expense over the expected remaining life of the 3% Convertible Senior Notes to June 2015 (the first put date) using the effective interest rate. The effective interest rate for the three and six months ended September 30, 2013 and 2012 was 6.9%. Interest expense related to our 3% Convertible Senior Notes for the three and six months ended September 30, 2013 and 2012 was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Contractual coupon interest	$863	$863	$1,726	$1,726
Amortization of debt discount	789	903	1,710	1,772
Total interest expense	$1,652	$1,766	$3,436	$3,498
On April 29, 2013, we entered into the third amendment to the revolving credit and term loan agreement (the “Third Amendment”). The Third Amendment (a) increased the commitments under the Revolving Credit Facility from $200 million to $350 million and (b) extended the maturity date of the Revolving Credit Facility and the five year, $250 million term loan (“Term Loan”) from December 2016 to April 2018. For further details on the Revolving Credit Facility and Term Loan, see Note 5 to the fiscal year 2013 Financial Statements. During the six months ended September 30, 2013, we had borrowed $157.5 million and made payments of $112.5 million under the Revolving Credit Facility. Additionally, we paid $2.3 million to reduce our borrowings under the Term Loan. As of September 30, 2013, we had $0.5 million in letters of credit outstanding under the Revolving Credit Facility.
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
The following table summarizes the assets as of September 30, 2013, which are valued at fair value on a non-recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2013	Total Loss for the Three Months Ended September 30, 2013	Total Loss for the Six Months Ended September 30, 2013
Inventories	$—	$18,365	$—	$18,365	$(1,539)	$(2,364)
Assets held for sale	—	3,367	—	3,367	(950)	(2,180)
Total assets	$—	$21,732	$—	$21,732	$(2,489)	$(4,544)
The following table summarizes the assets as of September 30, 2012, which are valued at fair value on a non-recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2012	Total Loss for the Three Months Ended September 30, 2012	Total Loss for the Six Months Ended September 30, 2012
Assets held for sale	$—	$1,961	$—	$1,961	$(2,000)	(3,889)
Total assets	$—	$1,961	$—	$1,961	$(2,000)	$(3,889)
The fair value of inventories using Level 2 inputs is determined by evaluating the current economic conditions for sale and disposal of spare parts, which includes estimates as to the recoverability of the carrying value of the parts based on historical experience with sales and disposal of similar spare parts, the expected timeframe of sales or disposals, the location of the spare parts to be sold and the condition of the spare parts to be sold or otherwise disposed of. The fair value of assets held for sale using Level 2 inputs is determined through evaluation of expected sales proceeds for aircraft. This analysis includes estimates based on historical experience with sales, recent transactions involving similar assets, quoted market prices for similar assets and condition and location of aircraft to be sold or otherwise disposed of. The loss for the three and six months ended September 30, 2013 related to one and three aircraft held for sale, respectively, and the loss for the three and six months ended September 30, 2012 related to two and nine aircraft held for sale, respectively.
Recurring Fair Value Measurements
The following table summarizes the financial instruments we had as of September 30, 2013, which are valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2013	Balance Sheet Classification
Rabbi Trust investments	$5,235	$—	$—	$5,235	Other assets
Total assets	$5,235	$—	$—	$5,235

Contingent consideration:
Current	$—	$—	$5,933	$5,933	Other accrued liabilities
Long-term	—	—	30,499	30,499	Other liabilities and deferred credits
Total liabilities	$—	$—	$36,432	$36,432

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
The contingent consideration relates to our acquisition of an investment in Cougar Helicopters Inc. (“Cougar”). The Cougar purchase agreement includes a potential earn-out of $40 million payable over three years based on Cougar achieving certain agreed performance targets. For further details on the Cougar acquisition, see Note 3 to the fiscal year 2013 Financial Statements.
The following table provides a rollforward of the contingent consideration liability Level 3 fair value measurements during the six months ended September 30, 2013 (in thousands):

Balance as of March 31, 2013	$35,625
Change in fair value of contingent consideration	807
Balance as of September 30, 2013	$36,432
We assess the estimated fair value of the contractual obligation to pay the contingent consideration on a quarterly basis and any changes in estimated fair value are recorded as accretion expense included in depreciation and amortization on our condensed consolidated statements of income. Fluctuations in the fair value of contingent consideration are impacted by two unobservable inputs, management's estimate of the probability of Cougar achieving certain agreed performance targets and the estimated discount rate. As of September 30 and March 31, 2013, the discount rate approximated 4%.
Fair Value of Financial Instruments
The fair value of our financial instruments has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on quoted market prices. The carrying and fair value of our long-term debt, including the current portion, are as follows (in thousands):

	September 30, 2013		March 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
6¼% Senior Notes	$450,000	$468,000	$450,000	$484,875
Term Loan	228,107	228,107	230,625	230,625
3% Convertible Senior Notes	107,906	141,019	106,196	131,819
Revolving Credit Facility	45,000	45,000	—	—
Other	70	70	448	448
	$831,083	$882,196	$787,269	$847,767
Other
The fair values of our cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of these items.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 5 — COMMITMENTS AND CONTINGENCIES
Aircraft Purchase Contracts — As shown in the table below, we expect to make additional capital expenditures over the next five fiscal years to purchase additional aircraft. As of September 30, 2013, we had 57 aircraft on order and options to acquire an additional 63 aircraft. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order will provide incremental fleet capacity in terms of revenue and operating income. As discussed in the fiscal year 2013 Financial Statements, we were awarded a contract to provide civilian SAR services for all of the U.K. The SAR configured aircraft on order in the table below are intended to service this contract.

	Six Months Ending March 31, 2014	Fiscal Year Ending March 31,
		2015	2016	2017	2018 and thereafter	Total
Commitments as of September 30, 2013: (1)
Number of aircraft:
Medium	5	10	—	—	—	15
Large (2)	8	8	6	2	—	24
SAR configured	—	10	8	—	—	18
	13	28	14	2	—	57
Related expenditures (in thousands)(3)
Medium and large	$237,696	$236,116	$88,112	$25,769	$—	$587,693
SAR configured	86,721	172,496	116,717	—	—	375,934
	$324,417	$408,612	$204,829	$25,769	$—	$963,627
Options as of September 30, 2013: (2)
Number of aircraft:
Medium	—	5	9	5	3	22
Large (2)	—	4	11	15	11	41
	—	9	20	20	14	63

Related expenditures (in thousands)(3)	$47,059	$257,393	$419,491	$391,602	$196,933	$1,312,478
 ______

(1)	Signed client contracts are currently in place that will utilize 11 of these aircraft.

(2)
Twenty-two aircraft on order and thirteen aircraft under options expected to enter service between fiscal years 2014 and 2018 are subject to the successful development and certification of the aircraft.

(3)	Includes progress payments on aircraft scheduled to be delivered in future periods.
The following chart presents an analysis of our aircraft orders and options during fiscal year 2014:

	Three Months Ended
	September 30, 2013		June 30, 2013
	Orders	Options	Orders	Options
Beginning of period	47	70	45	70
Aircraft delivered	(5)	—	(5)	—
Aircraft ordered	11	—	7	—
Exercised options	4	(4)	—	—
Expired options	—	(3)	—	—
End of period	57	63	47	70
We periodically purchase aircraft for which we have no orders.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Operating Leases — We have non-cancelable operating leases in connection with the lease of certain equipment, land and facilities, including leases for aircraft. Rental expense incurred under all operating leases was $23.3 million and $15.3 million for the three months ended September 30, 2013 and 2012, respectively, and $46.4 million and $31.6 million for the six months ended September 30, 2013 and 2012, respectively. Rental expense incurred under operating leases for aircraft was $18.0 million and $10.3 million for the three months ended September 30, 2013 and 2012, respectively and $36.1 million and $21.5 million for the six months ended September 30, 2013 and 2012, respectively.
We are using a financing strategy whereby we utilize operating leases to a larger extent than in the past. As part of this operating lease strategy, during the six months ended September 30, 2013, we sold seven aircraft for $145.6 million and entered into seven separate agreements to lease back these aircraft.
The aircraft leases range from base terms of 60 to 84 months with renewal options of up to 108 months in some cases, include purchase options upon expiration and some include early purchase options. The leases contain terms customary in transactions of this type, including provisions that allow the lessor to repossess the aircraft and require us to pay a stipulated amount if we default on our obligations under the agreements. The following is a summary of the terms related to aircraft leased under operating leases with original or remaining terms in excess of one year as of September 30, 2013:

End of Lease Term	Number of Aircraft	Monthly Lease Payments (in thousands)
Six months ending March 31, 2014 to fiscal year 2015	2	$192
Fiscal year 2016 to fiscal year 2018	17	3,550
Fiscal year 2019 to fiscal year 2024	23	2,675
	42	$6,417

Employee Agreements — Approximately 51% of our employees are represented by collective bargaining agreements and/or unions. These agreements generally include annual escalations of up to 12%. Periodically, certain groups of our employees who are not covered by a collective bargaining agreement consider entering into such an agreement.
During the three and six months ended September 30, 2013, we recognized $0.3 million in severance expense included in direct costs and general administrative expense as a result of our planned closure of our Alaska operations. During the three and six months ended September 30, 2012, we recognized $2.2 million in compensation expense included in direct cost related to severance costs as a result of the termination of a contract in the Southern North Sea. Also, during the six months ended September 30, 2012, we recognized approximately $2.0 million in compensation expense (including expenses recorded for the acceleration of unvested stock options and restricted stock) included in general and administrative expense related to the separation between us and an officer.
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
In order to mitigate the impact on our clients, we have increased utilization of other in-region aircraft, returned to service previously idle Eurocopter AS332L helicopters not affected by the CAA safety directives and purchased ten Sikorsky S-92 large aircraft with options for sixteen more.
Eurocopter, the manufacturer of the EC225 Super Puma aircraft, has indicated that they have determined the root causes of the gear shaft failure in the EC225 that occurred in 2012. This determination has been reviewed and verified by airworthiness authorities and independent third parties. The definitive solution to the problem will be a redesign of the gear shaft with earliest possible anticipated availability being in the middle of calendar year 2014.  However, in July 2013 the European Aviation Safety Authority (the “EASA”) issued an airworthiness directive providing for interim solutions involving minor aircraft modifications and new maintenance/operating procedures for mitigating shaft failure and enhancing early detection.
The CAAs in the U.K. and Norway have issued safety directives, which superseded and revoked the safety directive of October 2012 and now permit a return to service of the EC225 aircraft over harsh environments conditional upon compliance with the EASA airworthiness directive. We have commenced the required modifications and are carrying out the required inspections on our EC225 fleet in the U.K., Norway and Australia.
On August 23, 2013, an AS332L2, operated by another helicopter company in our industry, ditched near Sumburgh Airport in the U.K. resulting in the loss of four lives. To date, the investigation has not found any evidence of a technical fault and the ongoing work by the U.K. Air Accidents Investigation Branch continues to focus on the operational aspects of the flight.
Currently, no client contracts have been cancelled in connection with the suspension in operations of the EC225 aircraft or the AS332L2 ditching and we believe we have the contractual right to continue to receive monthly standing charges billed to our clients. In certain instances we have agreed to reduced monthly standing charge billings for the affected aircraft. We have been able to substantially replace the lost utilization from the EC225 aircraft with other aircraft, mitigating the impact on our results of operations for the three and six months ended September 30, 2013.
The current situation will continue until the necessary modifications are made to the EC225 fleet and we are confident that the interim modifications will allow us to operate the aircraft safely. Some of our EC225 fleet have commenced returning to operational service in September 2013 and the operational modification process is progressing. Until the fleet is again fully operational and under commercial arrangements similar to before the operational suspension, this situation could have a material adverse effect on our future business, financial condition and results of operations.
Following the August 2013 accident and in conjunction with two other helicopter operators in the U.K., we have embarked upon a Joint Operator's Review of Safety to review current processes, procedures and equipment in order to identify best practice in the offshore helicopter industry, with a view to further enhancing safety for our clients and crew. Bristow Group will readily and actively participate in a United Kingdom Parliamentary Inquiry on helicopter safety which commenced November 6, 2013 with written submissions requested by December 20, 2013.
On October 27, 2012, in the course of routine operations, a Bell 206 operated by a subsidiary of ours, performed a controlled sea ditching in Nigeria. All four people on board were uninjured and safe and the aircraft has been recovered. We are currently working with authorities in their investigation.
We are a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.

Table of Contents
BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 6 — TAXES
Our effective income tax rates were 27.2% and 21.5% for the three months ended September 30, 2013 and 2012, respectively, and 26.3% and 21.0% for the six months ended September 30, 2013 and 2012. Our effective income tax rates for the three and six months ended September 30, 2013 reflect $36.0 million of tax expense for the sale of the FB Entities, partially offset by a $2.1 million benefit due to the revaluation of our deferred taxes as a result of the enactment of a tax rate reduction in the U.K. Excluding these items, our effective tax rate decreased to 15.4% and 18.2% for the three and six months ended September 30, 2013, respectively.
Our effective tax rate was also impacted by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits. As of September 30, 2013, there were $1.6 million of unrecognized tax benefits, all of which would have an impact on our effective tax rate, if recognized.
Note 7 — EMPLOYEE BENEFIT PLANS
Pension Plans
The following table provides a detail of the components of net periodic pension cost (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Service cost for benefits earned during the period	$2,070	$2,052	$4,121	$4,109
Interest cost on pension benefit obligation	6,602	6,418	13,140	12,851
Expected return on assets	(7,171)	(7,264)	(14,273)	(14,545)
Amortization of unrecognized losses	1,897	1,652	3,774	3,309
Net periodic pension cost	$3,398	$2,858	$6,762	$5,724
We pre-funded our contributions of £12.5 million ($19.0 million) to our U.K. Staff pension plan for fiscal year 2014 in the last quarter of fiscal year 2013. The current estimate of our cash contributions to our U.K. pension plans and Norwegian pension plan for fiscal year 2014 are $15.5 million and $8.1 million, respectively, of which $9.4 million and $5.5 million, respectively, were paid during the six months ended September 30, 2013.
Incentive Compensation
Stock–based awards are currently made under the Bristow Group Inc. 2007 Long-Term Incentive Plan (the “2007 Plan”). A maximum of 5,400,000 shares of common stock, par value $.01 per share (“Common Stock”), are reserved. Awards granted under the 2007 Plan may be in the form of stock options, stock appreciation rights, shares of restricted stock, other stock-based awards (payable in cash or Common Stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants. As of September 30, 2013, 3,022,768 shares remained available for grant under the 2007 Plan.
We have a number of other incentive and stock option plans which are described in Note 10 to our fiscal year 2013 Financial Statements.
Total stock-based compensation expense, which includes stock options, restricted stock units and restricted stock, totaled $3.7 million and $2.7 million for the three months ended September 30, 2013 and 2012, respectively, and $6.6 million and $5.5 million for six months ended September 30, 2013 and 2012, respectively. Stock-based compensation expense has been allocated to our various business units.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

During the six months ended September 30, 2013, we awarded 179,821 shares of restricted stock at an average grant date fair value of $63.19 per share. Also during the six months ended September 30, 2013, 302,678 stock options were granted. The following table shows the assumptions used to compute the stock-based compensation expense for stock options granted during the six months ended September 30, 2013:

Risk free interest rate	1.01%
Expected life (years)	5
Volatility	48.7%
Dividend yield	1.60%
Weighted average exercise price of options granted	$62.66 per option
Weighted average grant-date fair value of options granted	$23.77 per option
Performance cash awards vest and pay out in cash three years after the date of grant at varying levels depending on our performance in Total Shareholder Return against a peer group of companies. These awards were designed to tie a significant portion of total compensation to performance. One of the effects of this type of compensation is that it requires liability accounting which can result in volatility in earnings. The liability recorded for these awards as of September 30 and March 31, 2013 was $11.8 million and $13.4 million, respectively, and represents an accrual based on the fair value of the awards on those dates. The decrease in the liability during the six months ended September 30, 2013 resulted from the payout in June 2013 of the awards granted in June 2010, partially offset by the value of the new awards granted in June 2013. Any changes in fair value of the awards in future quarters will increase or decrease the liability and impact results in those periods. The affect, either positive or negative, on future period earnings can vary based on factors including changes in our stock price or the stock prices of the peer group companies, as well as changes in other market and company-specific assumptions that are factored into the calculation of fair value of the performance cash awards.
Compensation expense related to the performance cash awards recorded during the three months ended September 30, 2013 and 2012 was $1.9 million and $3.4 million, respectively, and during the six months ended September 30, 2013 and 2012 was $3.7 million and $4.1 million, respectively.
Note 8 — DIVIDENDS, SHARE REPURCHASES AND EARNINGS PER SHARE
Dividends
On November 5, 2013, our board of directors approved a dividend of $0.25 per share of Common Stock, payable on December 13, 2013 to shareholders of record on November 29, 2013. See discussion of our dividends in Note 11 to our fiscal year 2013 Financial Statements. The declaration of future dividends is at the discretion of our board of directors and subject to our results of operations, financial condition, cash requirements and other factors and restrictions under applicable law and our debt instruments.
Share Repurchases
On November 2, 2011, our board of directors authorized the expenditure of up to $100 million to repurchase shares of our Common Stock within 12 months from that date, of which $25.1 million was spent. On November 2, 2012, our board of directors extended the date to repurchase shares of our Common Stock by 12 months and increased the remaining repurchase amount to $100 million of which $1.2 million was spent. On November 5, 2013. our board of directors extended the date to repurchase up to $100 million of shares of our Common Stock by another 12 months. For additional information on our repurchases of Common Stock, see “Share Repurchases” in Note 11 to the fiscal year 2013 Financial Statements. The timing and method of any repurchases under the program will depend on a variety of factors, is subject to our results of operations, financial condition, cash requirements, and other factors and restrictions under applicable law and our debt instruments, and may be suspended or discontinued at any time.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Earnings per Share
Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per common share excludes options to purchase shares, restricted stock units and restricted stock awards, which were outstanding during the period but were anti-dilutive, as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Options:
Outstanding	596,191	552,209	497,041	448,269
Weighted average exercise price	$53.10	$43.56	$50.84	$43.81
Restricted stock units:
Outstanding	—	4,040	—	58,016
Weighted average price	$—	$53.89	$—	$46.97
Restricted stock awards:
Outstanding	—	—	5,611	—
Weighted average price	$—	$—	$68.31	$—
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Net income available to common stockholders (in thousands):
Income available to common stockholders – basic	$110,606	$29,668	$137,492	$53,330
Interest expense on assumed conversion of 3% Convertible Senior Notes, net of tax (1)	—	—	—	—
Income available to common stockholders – diluted	$110,606	$29,668	$137,492	$53,330
Shares:
Weighted average number of common shares outstanding – basic	36,403,556	35,815,672	36,265,932	35,858,237
Assumed conversion of 3% Convertible Senior Notes outstanding during the period (1)	—	—	—	—
Net effect of dilutive stock options, restricted stock units and restricted stock awards based on the treasury stock method	297,670	526,620	352,492	601,940
Weighted average number of common shares outstanding – diluted	36,701,226	36,342,292	36,618,424	36,460,177

Basic earnings per common share	$3.04	$0.83	$3.79	$1.49
Diluted earnings per common share	$3.01	$0.82	$3.75	$1.46
_____________

(1)
Diluted earnings per common share for the three and six months ended September 30, 2013 and 2012 excludes approximately 1.5 million of potentially dilutive shares initially issuable upon the conversion of our 3% Convertible Senior Notes. The 3% Convertible Senior Notes will be convertible, under certain circumstances, using a net share settlement process, into a combination of cash and our Common Stock. As of September 30, 2013, the base conversion price of the notes was approximately $74.81, based on the base conversion rate of 13.3666 shares of Common Stock per $1,000 principal amount of convertible notes (subject to adjustment in certain circumstances, including the payment of dividends). In general, upon conversion of a note, the holder will receive cash equal to the principal amount of the note and Common Stock to the extent of the note’s conversion value in excess of such principal amount. In addition, if at the time of conversion the applicable price of our Common Stock exceeds the base conversion price, holders will receive up to an additional 8.6882 shares of our Common Stock per $1,000 principal amount of notes, as determined pursuant to a specified formula. Such shares did not impact our calculation of diluted earnings per share for the three and six months ended September 30, 2013 and 2012 as our stock price did not meet or exceed the base conversion price as of September 30, 2013.

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
The following shows business unit information for the three and six months ended September 30, 2013 and 2012 and as of September 30 and March 31, 2013, where applicable, reconciled to consolidated totals, and prepared on the same basis as our condensed consolidated financial statements (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Business unit gross revenue from external clients:
Europe	$185,743	$154,111	$352,452	$308,068
West Africa	79,488	68,217	158,869	138,671
North America	60,718	57,321	119,300	110,031
Australia	40,466	44,839	84,464	89,341
Other International	32,247	32,139	65,222	65,614
Corporate and other	18,666	9,127	36,015	16,637
Total business unit gross revenue	$417,328	$365,754	$816,322	$728,362
Intra-business unit gross revenue:
Europe	$—	$2	$—	$65
West Africa	—	—	—	—
North America	9	54	(7)	250
Australia	—	—	—	—
Other International	—	—	—	—
Corporate and other	1,210	591	2,073	711
Total intra-business unit gross revenue	$1,219	$647	$2,066	$1,026
Consolidated gross revenue reconciliation:
Europe	$185,743	$154,113	$352,452	$308,133
West Africa	79,488	68,217	158,869	138,671
North America	60,727	57,375	119,293	110,281
Australia	40,466	44,839	84,464	89,341
Other International	32,247	32,139	65,222	65,614
Corporate and other	19,876	9,718	38,088	17,348
Intra-business unit eliminations	(1,219)	(647)	(2,066)	(1,026)
Total consolidated gross revenue	$417,328	$365,754	$816,322	$728,362

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Earnings from unconsolidated affiliates, net of losses – equity method investments:
Europe (1)	$873	$2,368	$3,913	$4,374
North America	112	—	104	—
Other International	2,103	4,626	11,043	4,609
Total earnings from unconsolidated affiliates, net of losses – equity method investments	$3,088	$6,994	$15,060	$8,983

Consolidated operating income (loss) reconciliation:
Europe	$32,958	$27,008	$52,979	$48,884
West Africa	18,231	13,430	37,484	29,561
North America	9,164	6,130	17,287	12,605
Australia	2,508	6,829	5,788	13,338
Other International	8,654	10,354	27,096	17,741
Corporate and other	(14,516)	(15,161)	(25,795)	(28,231)
Loss on disposal of assets	(3,064)	(1,262)	(4,785)	(6,577)
Total consolidated operating income	$53,935	$47,328	$110,054	$87,321

Depreciation and amortization:
Europe	$8,206	$8,444	$15,454	$16,008
West Africa	3,435	3,051	6,695	6,193
North America	6,057	3,107	12,196	6,373
Australia	1,908	2,504	3,797	4,987
Other International	3,586	5,300	7,216	9,333
Corporate and other	666	915	1,319	1,799
Total depreciation and amortization	$23,858	$23,321	$46,677	$44,693

	September 30, 2013	March 31, 2013
Identifiable assets:
Europe	$933,274	$808,568
West Africa	425,553	390,402
North America	513,223	527,710
Australia	214,234	245,757
Other International	581,738	589,361
Corporate and other	497,970	388,894
Total identifiable assets (2)	$3,165,992	$2,950,692

Investments in unconsolidated affiliates – equity method investments:
Europe (1)	$—	$8,569
North America	60,621	60,517
Other International	204,527	196,751
Total investments in unconsolidated affiliates – equity method investments	$265,148	$265,837
______

(1)	On July 14, 2013, we sold our 50% interest in the FB Entities. See Note 2 for further discussion.

(2)
Includes $336.7 million and $222.8 million, respectively, of construction in progress within property and equipment on our condensed consolidated balance sheets as of September 30 and March 31, 2013, respectively, which primarily represents progress payments on aircraft to be delivered in future periods.

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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Income
Three Months Ended September 30, 2013

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$—	$78,518	$338,810	$—	$417,328
Intercompany revenue	374	21,506	—	(21,880)	—
	374	100,024	338,810	(21,880)	417,328
Operating expense:
Direct cost and reimbursable expense	—	57,543	235,537	—	293,080
Intercompany expenses	—	—	21,880	(21,880)	—
Depreciation and amortization	736	11,048	12,074	—	23,858
General and administrative	14,343	8,574	23,562	—	46,479
	15,079	77,165	293,053	(21,880)	363,417

Loss on disposal of assets	—	(2,927)	(137)	—	(3,064)
Earnings from unconsolidated affiliates, net of losses	138,158	—	3,088	(138,158)	3,088
Operating income	123,453	19,932	48,708	(138,158)	53,935
Interest income	31,502	—	762	(31,502)	762
Interest expense	(9,598)	(1,476)	(29,506)	31,502	(9,078)
Gain on sale of unconsolidated affiliate	—	—	103,924	—	103,924
Other income (expense), net	(120)	(174)	1,781	—	1,487

Income before provision for income taxes	145,237	18,282	125,669	(138,158)	151,030
Allocation of consolidated income taxes	(34,617)	(1,843)	(4,686)	—	(41,146)
Net income	110,620	16,439	120,983	(138,158)	109,884
Net (income) loss attributable to noncontrolling interests	(14)	—	736	—	722
Net income attributable to Bristow Group	$110,606	$16,439	$121,719	$(138,158)	$110,606

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Income
Six Months Ended September 30, 2013

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$—	$155,161	$661,161	$—	$816,322
Intercompany revenue	748	41,872	—	(42,620)	—
	748	197,033	661,161	(42,620)	816,322
Operating expense:
Direct cost and reimbursable expense	—	114,987	470,092	—	585,079
Intercompany expenses	—	—	42,620	(42,620)	—
Depreciation and amortization	1,453	21,731	23,493	—	46,677
General and administrative	26,133	16,159	44,495	—	86,787
	27,586	152,877	580,700	(42,620)	718,543

Loss on disposal of assets	—	(1,539)	(3,246)	—	(4,785)
Earnings from unconsolidated affiliates, net of losses	169,908	—	17,060	(169,908)	17,060
Operating income	143,070	42,617	94,275	(169,908)	110,054
Interest income	59,698	—	878	(59,695)	881
Interest expense	(30,193)	(1,507)	(57,443)	59,695	(29,448)
Gain on sale of unconsolidated affiliate	—	—	103,924	—	103,924
Other income (expense), net	(118)	(160)	399	—	121
Income before provision for income taxes	172,457	40,950	142,033	(169,908)	185,532
Allocation of consolidated income taxes	(34,934)	(2,368)	(11,434)	—	(48,736)
Net income	137,523	38,582	130,599	(169,908)	136,796
Net (income) loss attributable to noncontrolling interests	(31)	—	727	—	696
Net income attributable to Bristow Group	$137,492	$38,582	$131,326	$(169,908)	$137,492

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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Comprehensive Income
Three Months Ended September 30, 2013

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net income	$110,620	$16,439	$120,983	$(138,158)	$109,884
Other comprehensive income (loss):
Currency translation adjustments	3,105	—	(14,710)	27,479	15,874
Total comprehensive income	113,725	16,439	106,273	(110,679)	125,758

Net (income) loss attributable to noncontrolling interests	(14)	—	736	—	722
Currency translation adjustments attributable to noncontrolling interests	—	—	(108)	—	(108)
Total comprehensive (income) loss attributable to noncontrolling interests	(14)	—	628	—	614
Total comprehensive income attributable to Bristow Group	$113,711	$16,439	$106,901	$(110,679)	$126,372

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Comprehensive Income
Six Months Ended September 30, 2013

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net income	$137,523	$38,582	$130,599	$(169,908)	$136,796
Other comprehensive income (loss):
Currency translation adjustments	4,025	—	(21,657)	29,077	11,445
Total comprehensive income	141,548	38,582	108,942	(140,831)	148,241

Net (income) loss attributable to noncontrolling interests	(31)	—	727	—	696
Currency translation adjustments attributable to noncontrolling interests	—	—	(238)	—	(238)
Total comprehensive (income) loss attributable to noncontrolling interests	(31)	—	489	—	458
Total comprehensive income attributable to Bristow Group	$141,517	$38,582	$109,431	$(140,831)	$148,699

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Comprehensive Income
Three Months Ended September 30, 2012

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net income	$29,684	$20,067	$1,759	$(21,076)	$30,434
Other comprehensive income (loss):
Currency translation adjustments	1,907	—	(35,328)	37,643	4,222
Total comprehensive income	31,591	20,067	(33,569)	16,567	34,656

Net income attributable to noncontrolling interests	(16)	—	(750)	—	(766)
Currency translation adjustments attributable to noncontrolling interests	—	—	99	—	99
Total comprehensive income attributable to noncontrolling interests	(16)	—	(651)	—	(667)
Total comprehensive income attributable to Bristow Group	$31,575	$20,067	$(34,220)	$16,567	$33,989

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Comprehensive Income
Six Months Ended September 30, 2012

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net income	$53,365	$39,069	$1,011	$(38,815)	$54,630
Other comprehensive income (loss):
Currency translation adjustments	4,580	—	(40,372)	40,520	4,728
Total comprehensive income	57,945	39,069	(39,361)	1,705	59,358

Net income attributable to noncontrolling interests	(35)	—	(1,265)	—	(1,300)
Currency translation adjustments attributable to noncontrolling interests	—	—	(102)	—	(102)
Total comprehensive income attributable to noncontrolling interests	(35)	—	(1,367)	—	(1,402)
Total comprehensive income attributable to Bristow Group	$57,910	$39,069	$(40,728)	$1,705	$57,956

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Balance Sheet
As of September 30, 2013

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$3,982	$4,368	$305,171	$—	$313,521
Accounts receivable	9,631	85,951	221,222	(75,928)	240,876
Inventories	—	51,925	106,697	—	158,622
Assets held for sale	—	19,867	6,852	—	26,719
Prepaid expenses and other current assets	2,899	6,331	21,721	(1)	30,950
Total current assets	16,512	168,442	661,663	(75,929)	770,688
Intercompany investment	1,278,799	111,435	—	(1,390,234)	—
Investment in unconsolidated affiliates	—	150	272,195	—	272,345
Intercompany notes receivable	1,361,139	—	—	(1,361,139)	—
Property and equipment—at cost:
Land and buildings	982	49,411	61,013	—	111,406
Aircraft and equipment	42,474	1,248,490	1,150,435	—	2,441,399
	43,456	1,297,901	1,211,448	—	2,552,805
Less: Accumulated depreciation and amortization	(12,038)	(206,507)	(299,597)	—	(518,142)
	31,418	1,091,394	911,851	—	2,034,663
Goodwill	—	4,755	25,049	—	29,804
Other assets	220,258	1,219	39,964	(202,949)	58,492
Total assets	$2,908,126	$1,377,395	$1,910,722	$(3,030,251)	$3,165,992

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$4,066	$50,257	$86,996	$(71,162)	$70,157
Accrued liabilities	51,636	24,977	96,608	(3,470)	169,751
Current deferred taxes	(6,000)	(542)	8,936	—	2,394
Short-term borrowings and current maturities of long-term debt	6,919	—	70	—	6,989
Total current liabilities	56,621	74,692	192,610	(74,632)	249,291
Long-term debt, less current maturities	824,094	—	—	—	824,094
Intercompany notes payable	—	510,861	1,054,227	(1,565,088)	—
Accrued pension liabilities	—	—	127,296	—	127,296
Other liabilities and deferred credits	9,203	8,083	32,501	(258)	49,529
Deferred taxes	134,639	8,743	11,921	—	155,303
Stockholders’ investment:
Common stock	372	4,996	22,876	(27,872)	372
Additional paid-in-capital	752,614	9,291	270,905	(280,196)	752,614
Retained earnings	1,214,157	760,729	193,928	(954,657)	1,214,157
Accumulated other comprehensive income (loss)	(58,867)	—	(2,061)	(127,548)	(188,476)
Treasury shares	(26,304)	—	—	—	(26,304)
Total Bristow Group stockholders’ investment	1,881,972	775,016	485,648	(1,390,273)	1,752,363
Noncontrolling interests	1,597	—	6,519	—	8,116
Total stockholders’ investment	1,883,569	775,016	492,167	(1,390,273)	1,760,479
Total liabilities and stockholders’ investment	$2,908,126	$1,377,395	$1,910,722	$(3,030,251)	$3,165,992

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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Cash Flows
Six Months Ended September 30, 2013

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(20,277)	$46,258	$106,495	$—	$132,476
Cash flows from investing activities:
Capital expenditures	(11,206)	(275,801)	(158,415)	105,863	(339,559)
Proceeds from asset dispositions	—	154,689	106,777	(105,863)	155,603
Proceeds from sale of unconsolidated affiliate	—	—	112,210	—	112,210
Net cash provided by (used in) investing activities	(11,206)	(121,112)	60,572	—	(71,746)
Cash flows from financing activities:
Proceeds from borrowings	157,500	—	2,646	—	160,146
Debt issuance costs	(15,152)	—	—	—	(15,152)
Repayment of debt	(114,806)	—	(2,942)	—	(117,748)
Dividends paid	(15,072)	34	(3,100)	—	(18,138)
Increases (decreases) in cash related to intercompany advances and debt	(24,615)	73,818	(49,203)	—	—
Partial prepayment of put/call obligation	(27)	—	—	—	(27)
Issuance of Common Stock	11,550	—	—	—	11,550
Tax benefit related to stock-based compensation	4,234	—	—	—	4,234
Net cash provided by (used in) financing activities	3,612	73,852	(52,599)	—	24,865
Effect of exchange rate changes on cash and cash equivalents	—	—	12,303	—	12,303
Net increase (decrease) in cash and cash equivalents	(27,871)	(1,002)	126,771	—	97,898
Cash and cash equivalents at beginning of period	31,853	5,370	178,400	—	215,623
Cash and cash equivalents at end of period	$3,982	$4,368	$305,171	$—	$313,521

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
We have reviewed the condensed consolidated balance sheet of Bristow Group Inc. and subsidiaries (the Company) as of September 30, 2013, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended September 30, 2013 and 2012, and cash flows for the six-month periods ended September 30, 2013 and 2012. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
November 7, 2013

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (the “fiscal year 2013 Annual Report”) and the MD&A contained therein. In the discussion that follows, the terms “Current Quarter” and “Comparable Quarter” refer to the three months ended September 30, 2013 and 2012, respectively, and the terms “Current Period” and “Comparable Period” refer to the six months ended September 30, 2013 and 2012, respectively. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ending March 31, 2014 is referred to as “fiscal year 2014.”
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
The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. For a more detailed description of risk factors, please see the risks and uncertainties described under Item 1A. “Risk Factors” included in the fiscal year 2013 Annual Report and in this Quarterly Report.
All forward-looking statements in this Quarterly Report are qualified by these cautionary statements and are only made as of the date of this Quarterly Report. We do not undertake any obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Executive Overview
This Executive Overview only includes what management considers to be the most important information and analysis for evaluating our financial condition and operating performance. It provides the context for the discussion and analysis of the financial information that follows and does not disclose every item impacting our financial condition and operating performance.
General
We are the leading provider of helicopter services to the worldwide offshore energy industry based on the number of aircraft operated and one of two helicopter service providers to the offshore energy industry with global operations. We have a long history in the helicopter services industry through Bristow Helicopters Limited ("Bristow Helicopters") and Offshore Logistics, Inc., having been founded in 1955 and 1969, respectively. We have major transportation operations in the North Sea, Nigeria and the U.S. Gulf of Mexico, and in most of the other major offshore energy producing regions of the world, including Australia, Brazil, Canada, Russia and Trinidad. We provide civilian SAR services in Australia, Brazil, Canada, Cyprus, Dutch Antilles, the Netherlands, Norway, Russia and Trinidad, and we started providing SAR services for North Scotland during the Current Period. Additionally, we were recently awarded a new contract to provide civilian SAR services for all of the U.K. We generated 79%, 89% and 84% of our consolidated operating revenue, business unit operating income and business unit adjusted EBITDAR, respectively, from operations outside of the U.S. during the Current Period. Adjusted EBITDAR is calculated by taking our net income and adjusting for interest expense, depreciation and amortization, rent expense (included as components of direct cost and general and administrative expense), provision for income taxes, gain (loss) on disposal of assets and any special items during the reported periods.
We conduct our business in one segment: Helicopter Services. The Helicopter Services segment operations are conducted primarily through five business units:

•	Europe,

•	West Africa,

•	North America,

•	Australia, and

•	Other International.
We provide helicopter services to a broad base of major integrated, national and independent offshore energy companies. Our clients charter our helicopters primarily to transport personnel between onshore bases and offshore production platforms, drilling rigs and other installations. To a lesser extent, our clients also charter our helicopters to transport time-sensitive equipment to these offshore locations. These clients' operating expenditures in the production sector are the principle source of our revenue, while their exploration and development capital expenditures provide a lesser portion of our revenue. The clients for SAR services include both the oil and gas industry, where our revenue is primarily dependent on our client's operating expenditures, and governmental agencies, where our revenue is dependent on a country's desire to privatize SAR and enter into long-term contracts. In addition to our primary Helicopter Services operations, we also operate a training business unit, Bristow Academy, and provide technical services to clients in the U.S. and U.K. As of September 30, 2013, we operated 350 aircraft (including 274 owned aircraft and 76 leased aircraft; 26 of the owned aircraft are held for sale) and our unconsolidated affiliates operated 127 aircraft in addition to those aircraft leased from us.

The chart below presents (1) the number of helicopters in our fleet and their distribution among the business units of our Helicopter Services segment as of September 30, 2013; (2) the number of helicopters which we had on order or under option as of September 30, 2013; and (3) the percentage of operating revenue which each of our business units provided during the Current Period. For additional information regarding our commitments and options to acquire aircraft, see Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

		Aircraft in Consolidated Fleet
	Percentage of Current Period Operating Revenue	Helicopters
		Small	Medium	Large	Training	Fixed Wing		Unconsolidated Affiliates (3)
							Total (1)(2)		Total
Europe	40%	—	10	54	—	—	64	—	64
West Africa	21%	9	26	6	—	3	44	—	44
North America	16%	60	24	11	—	—	95	—	95
Australia	10%	2	7	15	—	—	24	—	24
Other International	9%	2	32	13	—	—	47	127	174
Corporate and other	4%	—	—	—	76	—	76	—	76
Total	100%	73	99	99	76	3	350	127	477
Aircraft not currently in fleet: (4)
On order		—	15	42	—	—	57
Under option		—	22	41	—	—	63

(1)	Includes 26 aircraft held for sale and 76 leased aircraft as follows:

	Held for Sale Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Training	Fixed Wing	Total
Europe	—	—	—	—	—	—
West Africa	—	1	—	—	—	1
North America	19	—	—	—	—	19
Australia	—	—	—	—	—	—
Other International	—	4	—	—	—	4
Corporate and other	—	—	—	2	—	2
Total	19	5	—	2	—	26

	Leased Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Training	Fixed Wing	Total
Europe	—	1	20	—	—	21
West Africa	—	1	—	—	—	1
North America	1	13	3	—	—	17
Australia	2	2	3	—	—	7
Other International	—	—	—	—	—	—
Corporate and other	—	—	—	30	—	30
Total	3	17	26	30	—	76

(2)	The average age of our fleet, excluding training aircraft, was 11 years as of September 30, 2013.

(3)
The 127 aircraft operated by our unconsolidated affiliates do not include those aircraft leased from us. Includes 56 helicopters (primarily medium) and 29 fixed wing aircraft owned and managed by Líder, our unconsolidated affiliate in Brazil, which is included in our Other International business unit. On July 14, 2013, we sold our interest in an unconsolidated affiliate operating 64 aircraft in Europe. See Note 2 in the "Notes to Condensed Consolidated Financial Statements" included elsewhere in this Quarterly Report.

(4)	This table does not reflect aircraft which our unconsolidated affiliates may have on order or under option.

The commercial aircraft in our consolidated fleet represented in the above chart are our primary source of revenue. To normalize the consolidated operating revenue of our fleet for the different revenue productivity and cost of our commercial aircraft, we developed a common weighted factor that combines large, medium and small aircraft into a combined standardized number of revenue producing commercial aircraft assets. We call this measure Large AirCraft Equivalent (“LACE”). Our large, medium and small aircraft, including owned and leased, are weighted as 100%, 50%, and 25%, respectively, to arrive at a single LACE number, which excludes training aircraft, fixed wing aircraft, unconsolidated affiliate aircraft, aircraft held for sale and aircraft construction in process. We divide our operating revenue from commercial contracts, which excludes operating revenue from affiliates and reimbursable revenue, by LACE to develop a LACE rate, which is a standardized rate. Our current number of LACE is 160 and our historical LACE and LACE rate is as follows:

	Current Period	Fiscal Year Ended March 31,
		2013	2012	2011	2010	2009
LACE	160	158	149	153	159	164
LACE Rate (in millions)	$9.07	$8.35	$7.89	$7.15	$6.49	$6.14
The following table presents the percentage of LACE leased as of September 30, 2013:

Europe	35%
West Africa	2%
North America	29%
Australia	24%
Other International	—%
Total	22%
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

Capital Allocation Strategy
Our capital allocation strategy is based on three principles as follows:

•
Prudent balance sheet management. Throughout our corporate and business unit management, we proactively manage our capital allocation plan with a focus on achieving business growth and improving rates of return, within the dictates of prudent balance sheet management. In addition to cash flow generated from operations, we intend to maintain adequate liquidity and manage our capital structure relative to our commitments with external financings when necessary and through the use of operating leases for 30-35% of our LACE. As of September 30, 2013, aircraft under operating leases accounted for 22% of our LACE. Our adjusted debt to total equity ratio and total liquidity were 74.4% and $618.0 million, respectively, as of September 30, 2013 and 75.6% and $415.0 million, respectively, as of March 31, 2013. Adjusted debt includes the net present value of operating leases totaling $348.9 million and $301.9 million, respectively, letters of credit, bank guarantees and financial guarantees totaling $2.4 million and $2.6 million, respectively, and the unfunded pension liability of $127.3 million and $126.6 million, respectively, as of September 30 and March 31, 2013.

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

•
Balanced shareholder return. We believe our liquidity position and cash flows from operations will be adequate to finance operating and maintenance expenditures, so we have considered our capital deployment alternatives for the future to deliver a more balanced return to our shareholders. On November 5, 2013, our board of directors approved our eleventh consecutive quarterly dividend. On August 1, 2013, our board of directors approved a dividend policy with a goal of an annualized quarterly dividend payout ratio of 20-30% of forward adjusted earnings per share, although actual dividend payments are at the discretion of our board of directors and may not meet this ratio. Also, our board of directors has authorized the expenditure of up to $100 million to repurchase shares of common stock, par value $.01 per share (“Common Stock”), through November 5, 2014. For additional information on our repurchases of Common Stock, see “Share Repurchases” in Note 11 to the financial statements in our fiscal year 2013 Annual Report. The timing and method of any repurchases under the program will depend on a variety of factors, is subject to our results of operations, financial condition, cash requirements, and other factors and restrictions under applicable law and our debt instruments, and may be suspended or discontinued at any time.

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
The SAR market is continuing to evolve and we believe further outsourcing of civilian SAR services to the private sector will continue as it is successfully deployed for governments. The clients for SAR services include both the oil and gas industry where our revenue is primarily dependent on our client’s operating expenditures as discussed above and governmental agencies where our revenue is dependent on a country’s desire to privatize SAR and enter into long-term contracts. Civilian SAR services opportunities not related to the oil and gas industry include: previously awarded work involving seven aircraft for U.K. Gap SAR, five aircraft in Ireland, two aircraft in the Dutch Antilles and 18 additional aircraft for our U.K. SAR contract. We are also aware of other opportunities yet to be awarded in the future for up to 16 aircraft in various countries including Australia, Brazil, the Falklands, Libya, the Netherlands and Nigeria. See discussion of the U.K. Gap SAR and U.K. SAR contracts under "Recent Events" below.
While we are cautiously optimistic that economic conditions will continue to improve throughout the remainder of fiscal year 2014, we continue to seek ways to operate more efficiently and work with our clients to improve the efficiency of their operations within our “Operational Excellence” initiative and “Bristow Client Promise” program. These efficiency gains combined with continued economic recovery should lead to expansion of our business with increased demand in many of our core markets.
Recent Events
On July 14, 2013, we sold our 50% interest in each of FBS Limited, FB Heliservices Limited and FB Leasing Limited, collectively referred to as the FB Entities, for £74 million, or $112.2 million. The FB Entities are U.K. corporations that own and operate a total of 64 aircraft and principally provide pilot training, maintenance and support services to the British military. We recorded a pre-tax gain on sale of unconsolidated affiliate of $103.9 million during the Current Quarter on our condensed consolidated statement of income.

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
In order to mitigate the impact on our clients, we have increased utilization of other in-region aircraft, returned to service previously idle Eurocopter AS332L helicopters not affected by the CAA safety directives and purchased ten Sikorsky S-92 large aircraft with options for sixteen more.
Eurocopter, the manufacturer of the EC225 Super Puma aircraft, has indicated that they have determined the root causes of the gear shaft failure in the EC225 that occurred in 2012. This determination has been reviewed and verified by airworthiness authorities and independent third parties. The definitive solution to the problem will be a redesign of the gear shaft with earliest possible anticipated availability being in the middle of calendar year 2014.  However, in July 2013 the European Aviation Safety Authority (the “EASA”) issued an airworthiness directive providing for interim solutions involving minor aircraft modifications and new maintenance/operating procedures for mitigating shaft failure and enhancing early detection.
The CAAs in the U.K. and Norway have issued safety directives, which superseded and revoked the safety directive of October 2012 and now permit a return to service of the EC225 aircraft over harsh environments conditional upon compliance with the EASA airworthiness directive. We have commenced the required modifications and are carrying out the required inspections on our EC225 fleet in the U.K., Norway and Australia.
On August 23, 2013, an AS332L2, operated by another helicopter company in our industry, ditched near Sumburgh Airport in the U.K. resulting in the loss of four lives. To date, the investigation has not found any evidence of a technical fault and the ongoing work by the U.K. Air Accidents Investigation Branch continues to focus on the operational aspects of the flight.
Currently, no client contracts have been cancelled in connection with the suspension in operations of the EC225 aircraft or the AS332L2 ditching and we believe we have the contractual right to continue to receive monthly standing charges billed to our clients. In certain instances we have agreed to reduced monthly standing charge billings for the affected aircraft. We have been able to substantially replace the lost utilization from the EC225 aircraft with other aircraft, mitigating the impact on our results of operations for the Current Quarter and Current Period.
The current situation will continue until the necessary modifications are made to the EC225 fleet and we are confident that the interim modifications will allow us to operate the aircraft safely. Some of our EC225 fleet have commenced returning to operational service in September 2013 and the operational modification process is progressing. Until the fleet is again fully operational and under commercial arrangements similar to before the operational suspension, this situation could have a material adverse effect on our future business, financial condition and results of operations.

Following the August 2013 accident and in conjunction with two other helicopter operators in the U.K., we have embarked upon a Joint Operator's Review of Safety to review current processes, procedures and equipment in order to identify best practice in the offshore helicopter industry, with a view to further enhancing safety for our clients and crew. Bristow Group will readily and actively participate in a United Kingdom Parliamentary Inquiry on helicopter safety which commenced November 6, 2013 with written submissions requested by December 20, 2013.
The management of our global aircraft fleet involves a careful evaluation of the expected demand for helicopter services across global energy markets, including the type of aircraft needed to meet this demand. As offshore oil and gas drilling and production globally moves to deeper water, more medium and large aircraft and newer technology aircraft may be required. As older aircraft models come off of current contracts and are replaced by new aircraft, our management evaluates our future needs for these aircraft models and ultimately the ability to recover our remaining investments in these aircraft through sales into the aftermarket. We depreciate our aircraft over their expected useful life to the expected salvage value to be received for the aircraft at the end of that life; however, depending on the market for aircraft or changes in the expected future use of aircraft within our fleet, we may record gains or losses on aircraft sales, impairment charges for aircraft operating or held for sale or accelerate depreciation on aircraft used in our operations. In certain instances where a cash return can be made on newer aircraft in excess of the expected return available through the provision of helicopter services, we may sell newer aircraft. The number of aircraft sales and the amount of gains and losses recorded on these sales is unpredictable. While aircraft sales are common in our business and are reflected in our operating results, gains and losses on aircraft sales may result in our operating results not reflecting the ordinary operating performance of our primary business, which is providing helicopter services to our clients. The gains and losses on aircraft sales and impairment charges are not included in the calculation of adjusted earnings per share or gross cash flows for purposes of calculating BVA.
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
Selected Regional Perspectives
In September 2013, we announced that we secured several major new multi-year contracts for the provision of a total of twelve large and three medium aircraft that are expected to generate up to $850 million in revenue in Europe, Australia, the Gulf of Mexico, Nigeria, Tanzania and Mozambique. Six of the twelve aircraft are new Sikorsky S-92s. This contract work, with higher pricing and improved terms, is expected to continue to commence through fiscal year 2015.
In July 2012, we announced that we secured several major new multi-year contracts for the provision of a total of 20 large aircraft that are expected to generate in excess of $2 billion in revenue in Europe, Australia and Brazil. This contract work, with higher pricing and improved terms, is expected to continue to commence through fiscal year 2015.
Included in the July 2012 announcement discussed above is an award by INPEX Corporation (“INPEX”) of a ten-year contract for up to six large helicopters to support drilling, development and production operations on the Ichthys Project in Australia. INPEX also has an option to add a long-term SAR aircraft. This new contract is scheduled to begin in the fourth quarter of fiscal year 2014 and reinforces our long term commitment to the Australian market.
Brazil continues to represent a significant part of our positive growth outlook. The ongoing growth in the pre-salt deepwater fields in Brazil will necessitate investment in infrastructure and associated services, particularly the addition of more offshore drilling rigs and production platforms. Aircraft being procured in this market tend to be newer and more sophisticated which is aligned with both our “Client Promise” and Líder Avição Holding S.A.'s (“Líder”) “Decolar” service differentiation programs. Continuing the fleet growth plan, Petrobras is expected to release new tenders for multiple medium and large aircraft expected to commence in the second half of calendar year 2014 and early calendar year 2015. In addition, recent new licensing rounds have been very well attended and several international oil companies have gained new blocks which will result in additional aircraft demand beyond the Petrobras requirements. Líder also has significant business in the general aviation sector and recently announced that it has secured a new position as the exclusive dealer for Bombardier jet aircraft sales in Brazil. This is expected to add to Líder's aircraft sales business and supplement Líder's Beechcraft turboprop dealership position.

As expected, Líder performed better during the second half of fiscal year 2013 and in the Current Period as new aircraft began operating, as evidenced by improved earnings from unconsolidated affiliates. However, currency fluctuations continue to make it difficult to predict the earnings from our Líder investment. Earnings from unconsolidated affiliates, net of losses, on our condensed consolidated statements of income, is included in calculating adjusted net income and adjusted EBITDAR.
As discussed in “Item 1A. Risk Factors” in the fiscal year 2013 Annual Report and in this Quarterly Report, we are subject to competition and the political environment in the countries where we operate. In Nigeria, we have seen a recent increase in competitive pressure and new regulation that could impact our ability to win future work at levels previously anticipated. In order to properly and fully embrace new regulations, we have agreed in principle to make a number of key changes to our operating model in Nigeria, while maintaining safety as our number one priority at all times. These changes are still being finalized, with the objectives being (a) allowing each of Bristow Helicopters Nigeria Ltd. (“BHNL”) and Pan African Airlines Nigeria Ltd. (“PAAN”) to operate competitively in the market place, each as a completely separate entity with its own distinct identity, management and workforce, (b) providing technical aviation maintenance services through a wholly-owned Bristow Group entity, BGI Aviation Technical Services (“BATS”), and (c) each of BHNL, PAAN and BATS committing to continue to apply and use all key Bristow Group standards and policies, including without limitation our Target Zero safety program, our Code of Business Integrity and our Operations Manuals. As a result of these changes, our ability to continue to consolidate BHNL and PAAN under the current accounting requirements could change.
We recognize that the current operating environment in the North America business unit is challenging for our fleet mix and we are proactively restructuring our business by exiting the Alaska market and selling smaller aircraft with a long-term strategy of operating larger aircraft to service deepwater client contracts. During the Current Quarter, we recorded $0.5 million in costs associated with the planned closure of our Alaska operations which related primarily to employee severance and retention costs and we expect our exit from the Alaska market to conclude by August 2014. We expect to incur approximately $3.5 million in additional costs related mostly to severance and retention through August 2014 as we complete our obligations under current contracts.
We conduct business in various foreign countries, and as such, our cash flows and earnings are subject to fluctuations and related risks from changes in foreign currency exchange rates. During the Current Period, our primary foreign currency exposure was related to the British pound sterling, the euro, the Australian dollar, the Nigerian naira and the Brazilian real. For details on this exposure and the related impact on our results of operations, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk” and Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

Results of Operations
The following table presents our operating results and other statement of income information for the applicable periods:

	Three Months Ended September 30,		Favorable (Unfavorable)
	2013	2012
	(In thousands, except per share amounts, percentages and flight hours)
Gross Revenue:
Operating revenue	$378,630	$325,951	$52,679	16.2%
Reimbursable revenue	38,698	39,803	(1,105)	(2.8)%
Total gross revenue	417,328	365,754	51,574	14.1%

Operating expense:
Direct cost	256,766	224,495	(32,271)	(14.4)%
Reimbursable expense	36,314	38,634	2,320	6.0%
Depreciation and amortization	23,858	23,321	(537)	(2.3)%
General and administrative	46,479	37,708	(8,771)	(23.3)%
Total operating expense	363,417	324,158	(39,259)	(12.1)%

Loss on disposal of assets	(3,064)	(1,262)	(1,802)	(142.8)%
Earnings from unconsolidated affiliates, net of losses	3,088	6,994	(3,906)	(55.8)%

Operating income	53,935	47,328	6,607	14.0%

Interest expense, net	(8,316)	(8,334)	18	0.2%
Gain on sale of unconsolidated affiliate	103,924	—	103,924	*
Other income (expense), net	1,487	(218)	1,705	*

Income before provision for income taxes	151,030	38,776	112,254	289.5%
Provision for income taxes	(41,146)	(8,342)	(32,804)	*

Net income	109,884	30,434	79,450	261.1%
Net (income) loss attributable to noncontrolling interests	722	(766)	1,488	194.3%
Net income attributable to Bristow Group	$110,606	$29,668	$80,938	272.8%

Diluted earnings per common share	$3.01	$0.82	$2.19	267.1%
Operating margin (1)	14.2%	14.5%	(0.3)%	(2.1)%
Flight hours (2)	50,582	55,038	(4,456)	(8.1)%

Non-GAAP financial measures: (3)
Adjusted operating income	$59,087	$46,274	$12,813	27.7%
Adjusted operating margin (1)	15.6%	14.2%	1.4%	9.9%
Adjusted EBITDAR	$108,508	$84,922	$23,586	27.8%
Adjusted EBITDAR margin (1)	28.7%	26.1%	2.6%	10.0%
Adjusted net income	$46,504	$29,153	$17,351	59.5%
Adjusted diluted earnings per share	$1.27	$0.80	$0.47	58.8%

	Six Months Ended September 30,		Favorable (Unfavorable)

	2013	2012
	(In thousands, except per share amounts, percentages and flight hours)
Gross Revenue:
Operating revenue	$738,177	$646,605	$91,572	14.2%
Reimbursable revenue	78,145	81,757	(3,612)	(4.4)%
Total gross revenue	816,322	728,362	87,960	12.1%

Operating expense:
Direct cost	512,022	447,263	(64,759)	(14.5)%
Reimbursable expense	73,057	78,806	5,749	7.3%
Depreciation and amortization	46,677	44,693	(1,984)	(4.4)%
General and administrative	86,787	72,685	(14,102)	(19.4)%
Total operating expense	718,543	643,447	(75,096)	(11.7)%

Loss on disposal of assets	(4,785)	(6,577)	1,792	27.2%
Earnings from unconsolidated affiliates, net of losses	17,060	8,983	8,077	89.9%

Operating income	110,054	87,321	22,733	26.0%

Interest expense, net	(28,567)	(17,020)	(11,547)	(67.8)%
Gain on sale of unconsolidated affiliate	103,924	—	103,924	*
Other income (expense), net	121	(1,149)	1,270	110.5%

Income before provision for income taxes	185,532	69,152	116,380	168.3%
Provision for income taxes	(48,736)	(14,522)	(34,214)	(235.6)%

Net income	136,796	54,630	82,166	150.4%
Net (income) loss attributable to noncontrolling interests	696	(1,300)	1,996	153.5%
Net income attributable to Bristow Group	$137,492	$53,330	$84,162	157.8%

Diluted earnings per common share	$3.75	$1.46	$2.29	156.8%
Operating margin (1)	14.9%	13.5%	1.4%	10.4%
Flight hours (2)	100,673	110,166	(9,493)	(8.6)%

Non-GAAP financial measures: (3)
Adjusted operating income	$117,752	$93,276	$24,476	26.2%
Adjusted operating margin (1)	16.0%	14.4%	1.6%	11.1%
Adjusted EBITDAR	$211,806	$168,727	$43,079	25.5%
Adjusted EBITDAR margin (1)	28.7%	26.1%	2.6%	10.0%
Adjusted net income	$83,544	$58,425	$25,119	43.0%
Adjusted diluted earnings per share	$2.28	$1.60	$0.68	42.5%
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

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Adjusted operating income	$59,087	$46,274	$117,752	$93,276
Loss on disposal of assets	(3,064)	(1,262)	(4,785)	(6,577)
Special items (i)	(2,088)	2,316	(2,913)	622
Operating income	$53,935	$47,328	$110,054	$87,321

Adjusted EBITDAR	$108,508	$84,922	$211,806	$168,727
Loss on disposal of assets	(3,064)	(1,262)	(4,785)	(6,577)
Special items (i)	101,836	2,316	101,011	622
Depreciation and amortization	(23,858)	(23,321)	(46,677)	(44,693)
Rent expense	(23,314)	(15,282)	(46,375)	(31,556)
Interest expense	(9,078)	(8,597)	(29,448)	(17,371)
Provision for income taxes	(41,146)	(8,342)	(48,736)	(14,522)
Net income	$109,884	$30,434	$136,796	$54,630

Adjusted net income	$46,504	$29,153	$83,544	$58,425
Loss on disposal of assets (ii)	(2,438)	(990)	(3,780)	(5,196)
Special items (i) (ii)	66,540	1,505	57,728	101
Net income attributable to Bristow Group	$110,606	$29,668	$137,492	$53,330

Adjusted diluted earnings per share	$1.27	$0.80	$2.28	$1.60
Loss on disposal of assets (ii)	(0.07)	(0.03)	(0.10)	(0.14)
Special items (i) (ii)	1.81	0.04	1.58	—
Diluted earnings per share	3.01	0.82	3.75	1.46
______

(i)
See information about special items during the Current Quarter and Comparable Quarter under “Current Quarter Compared to Comparable Quarter” below and Current Period and Comparable Period under “Current Period Compared to Comparable Period” below.

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
The following presents business unit adjusted EBITDAR and adjusted EBITDAR margin discussed in “Business Unit Operating Results,” and consolidated adjusted EBITDAR and adjusted EBITDAR margin for the three and six months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except percentages)
Europe	$55,190	$43,245	$96,682	$82,909
West Africa	23,075	17,297	46,795	38,460
North America	18,692	11,767	35,715	23,967
Australia	7,413	10,766	14,187	21,091
Other International	12,648	14,169	34,833	25,715
Corporate and other	(8,510)	(12,322)	(16,406)	(23,415)
Consolidated adjusted EBITDAR	$108,508	$84,922	$211,806	$168,727

Europe	35.3%	34.6%	32.9%	33.4%
West Africa	30.4%	26.5%	30.9%	29.2%
North America	31.0%	20.7%	30.1%	21.9%
Australia	21.0%	28.0%	19.3%	27.5%
Other International	39.3%	44.2%	53.6%	39.4%
Consolidated adjusted EBITDAR margin	28.7%	26.1%	28.7%	26.1%

Current Quarter Compared to Comparable Quarter
Our results for the Current Quarter included a $51.6 million, or 14.1%, increase in gross revenue over the Comparable Quarter primarily resulting from:

•
Increased operating revenue from the addition of new contracts with improved pricing and improvements in flight activity in our Europe ($31.4 million) and West Africa ($10.6 million) business units, and

•	The addition of eight aircraft operating in Canada that contributed $16.9 million ($8.2 million in North America and $8.7 million in Corporate and other), which was partially offset by:

•	A $4.9 million decrease in revenue in our U.S. Gulf of Mexico and Alaska operations in our North America business unit due to a decline in activity in small aircraft,

•	A $3.1 million decrease in operating revenue in our Australia business unit due to the end of short-term contracts,

•	A $1.1 million decrease in reimbursable revenue (primarily in Europe and Australia), and

•	An unfavorable impact from changes in foreign currency rates that decreased gross revenue by $6.9 million (primarily in Europe and Australia).
Our results for the Current Quarter also included a $39.3 million, or 12.1%, increase in operating expense over the Comparable Quarter primarily resulting from:

•
A $25.2 million increase in maintenance expense (including $1.5 million in inventory allowances in the Current Quarter) and salaries and benefits included in direct costs primarily driven by growth in our business,

•	A $8.8 million increase in general and administrative expense primarily resulting from an increase in compensation, information technology and travel expenses,

•
An $8.0 million increase in rent expense resulting from increased leasing of aircraft under operating leases as discussed under “— Executive Overview — Our Strategy — Capital Allocation Strategy” included elsewhere in this Quarterly Report,

•	An unfavorable impact from changes in foreign currency exchange rates that increased operating expense by $4.9 million, and

•
A $0.5 million increase in direct costs and general and administrative expense related to the planned closure of our Alaska operations (primarily severance and retention expense), which was partially offset by:

•
A $2.6 million allowance for doubtful accounts recorded in the Comparable Period for accounts receivable due from ATP, a client in the U.S. Gulf of Mexico that was no longer considered probable of collection due to their filing for bankruptcy,

•	A $2.3 million decrease in reimbursable expense (primarily in Europe and Australia) and

•	A $1.6 million decrease in fuel costs (primarily in Europe).
In addition to the increase in operating expense, the increase in gross revenue was offset by a $3.9 million decrease in earnings from unconsolidated affiliates, net of losses, a $1.8 million increase in loss on disposal of assets and $1.5 million in inventory allowances in the Current Quarter. Operating income increased $6.6 million, or 14.0%, as a result of the growth in revenue; however, operating margin remained mostly flat at 14.2% in the Current Quarter compared to 14.5% in the Comparable Quarter due to the lower level of earnings from unconsolidated affiliates and increased loss on disposal of assets.
The decrease in earnings from unconsolidated affiliates, net of losses, primarily resulted from a $2.5 million decrease in earnings from our investment in Líder in Brazil. $1.9 million of the decrease from Líder resulted from the impact of foreign currency exchange rate changes as the value of the Brazilian real has fluctuated significantly relative to the U.S. dollar. Additionally, in the Comparable Quarter, earnings from unconsolidated affiliates were increased by $2.3 million as a result of the correction of a calculation error related to foreign currency derivative transactions impacting our earnings from Líder. Partially offsetting the decrease was an improvement in the core operating earnings of Líder primarily due to additional aircraft on contract and better cost management in the Current Quarter.
The loss on disposal of assets in the Current Quarter included a loss of $2.1 million from the sale of eleven aircraft and other equipment and impairment charges totaling $1.0 million related to one held for sale aircraft. During the Comparable Quarter, the loss on disposal of assets included a gain of $0.7 million from the sale of six aircraft and other equipment and impairment charges totaling $2.0 million related to two held for sale aircraft.
In addition to the improvement in operating income, results for the Current Quarter were also positively impacted by reduced interest expense. However, the most significant impact on the Current Quarter results related to the sale of our 50% interest in the FB Entities for £74 million, or approximately $112.2 million, resulting in a pre-tax gain of $103.9 million included as gain on sale of unconsolidated affiliate. This item drove the significant increase in net income and diluted earnings per share in the Current Quarter of 272.8% and 267.1%, respectively.
The gain on the sale of unconsolidated affiliate, the costs associated with the planned closure of our Alaska operations and the inventory allowances discussed above have been identified as special items for the Current Quarter and the correction of a calculation error related to Líder has been identified as a special item for the Comparable Quarter as they are not considered by management to be part of our ongoing operations when assessing and measuring the operational and financial performance of the organization. The impact of these items on our adjusted operating income, adjusted EBITDAR, adjusted net income and adjusted diluted earnings per share is as follows:

	Three Months Ended September 30, 2013
	Adjusted Operating Income	Adjusted EBITDAR	Adjusted Net Income	Adjusted Diluted Earnings Per Share
	(In thousands, except per share amounts)
Gain on sale of unconsolidated affiliate	$—	$103,924	$67,897	$1.85
Inventory allowances	(1,539)	(1,539)	(1,000)	(0.03)
Alaska closure	(549)	(549)	(357)	(0.01)
Total special items	$(2,088)	$101,836	$66,540	1.81

	Three Months Ended September 30, 2012
	Adjusted Operating Income	Adjusted EBITDAR	Adjusted Net Income	Adjusted Diluted Earnings Per Share
	(In thousands, except per share amounts)
Líder correction	$2,316	$2,316	$1,505	$0.04
Total special items	$2,316	$2,316	$1,505	0.04
After adjusting for the loss on disposal of assets and for special items in the Current Quarter and Comparable Quarter, we saw an improvement in the financial measures used by management to assess and measure our financial performance, including a 27.7% improvement in adjusted operating income, an improvement in adjusted operating margin from 14.2% to 15.6%, a 27.8% improvement in adjusted EBITDAR, an improvement in adjusted EBITDAR margin from 26.1% to 28.7%, a 59.5% improvement in adjusted net income and a 58.8% improvement in adjusted diluted earnings per share. This improvement was driven by strong revenue performance, partially offset by the decrease in earnings from unconsolidated affiliates in the Current Quarter and the increases in salaries and benefits, maintenance expense, general and administrative expense and rent expense discussed above.
The significant increase in operating revenue across most of our business units drove much of the adjusted EBITDAR margin improvement on a consolidated basis. However, adjusted EBITDAR margin remained mostly flat in our Europe business unit and decreased compared to the Comparable Quarter in our Australia business unit. These business unit margins were impacted by additional maintenance and labor costs incurred in the Current Quarter and Current Period in support of the previously idle Eurocopter AS332L aircraft returned to service after we ceased operating Eurocopter EC225 aircraft in October 2012. Included in these support costs were costs incurred for major maintenance activities on certain of the aircraft previously held for sale. Additionally, we are incurring costs in Europe and Australia in anticipation of new contract start-ups in these markets later in fiscal year 2014, including the Gap SAR contract in the U.K. and INPEX contract in Australia. A significant portion of the costs related to the AS332L aircraft and contract additions are non-recurring; therefore, we expect adjusted EBITDAR margin to improve across most of these markets over the remainder of fiscal year 2014.

Current Period Compared to Comparable Period
Our results for the Current Period included an $88.0 million, or 12.1%, increase in gross revenue over the Comparable Period primarily resulting from:

•
Increased operating revenue from the addition of new contracts with improved pricing and improvements in flight activity in our Europe ($45.3 million) and West Africa ($20.0 million) business units, and

•	The addition of eight aircraft operating in Canada that contributed $33.0 million ($16.4 million in North America and $16.6 million in Corporate and other), which was partially offset by:

•	A $7.4 million decrease in our U.S. Gulf of Mexico and Alaska operations in our North America business unit due to a decline in activity in small aircraft,

•	A $3.6 million decrease in reimbursable revenue (primarily in Europe and Australia),

•	A $3.1 million decrease in revenue in our Australia business unit due to the end of short-term contracts, and

•	An unfavorable impact from changes in foreign currency rates that decreased gross revenue by $9.9 million (primarily in Europe and Australia).
Our results for the Current Period also included a $75.1 million, or 11.7%, increase in operating expense over the Comparable Period primarily resulting from:

•
A $49.7 million increase in maintenance expense (including $1.5 million in inventory allowances in the Current Period), salaries and benefits and training costs included in direct costs primarily driven by growth in our business,

•
A $14.8 million increase in rent expense resulting from increased leasing of aircraft under operating leases as discussed under “— Executive Overview — Our Strategy — Capital Allocation Strategy” included elsewhere in this Quarterly Report,

•
A $14.1 million increase in general and administrative expense primarily resulting from an increase in compensation, information technology expenses, professional fees, travel, and repairs and maintenance expense,

•	An unfavorable impact from changes in foreign currency exchange rates that increased operating expense by $6.5 million, and

•
A $0.5 million increase in direct costs and general and administrative expense related to the planned closure of our Alaska operations (primarily severance and retention expense), which was partially offset by:

•
A $2.6 million allowance for doubtful accounts recorded during the Comparable Period for accounts receivable due from ATP, a client in the U.S. Gulf of Mexico that was no longer considered probable of collection due to their filing for bankruptcy,

•	A $5.7 million decrease in reimbursable expense (primarily in Europe and Australia), and

•	A $4.7 million decrease in fuel costs (primarily in Europe and North America).
Despite these increases in operating costs, operating income increased $22.7 million, or 26.0%, driven by strong revenue growth, an $8.1 million increase in earnings from unconsolidated affiliates, net of losses and a $1.8 million decrease in loss on disposal of assets, partially offset by $2.4 million in inventory allowances in the Current Period. These items resulted in an increase in operating margin from 13.5% in the Comparable Period to 16.0% in the Current Period.
The increase in earnings from unconsolidated affiliates, net of losses, primarily resulted from higher earnings of $6.2 million from our investment in Líder in Brazil and $2.0 million of dividends received from our cost method investment in Egypt. $1.3 million of the improvement from Líder resulted from the impact of foreign currency exchange rate changes as the value of the Brazilian real has fluctuated significantly relative to the U.S. dollar. Additionally, in the Comparable Period, earnings from unconsolidated affiliates were increased by $2.8 million as a result of the correction of a calculation error related to foreign currency derivative transactions impacting our earnings from Líder. The remaining increase in earnings from Líder is primarily due to additional aircraft on contract and better cost management in the Current Period.

The loss on disposal of assets in the Current Period included a loss of $2.6 million from the sale of 15 aircraft and other equipment and impairment charges totaling $2.2 million related to three held for sale aircraft. During the Comparable Period, the loss on disposal of assets included a loss of $2.6 million from the sale of ten aircraft and other equipment and impairment charges totaling $3.9 million related to nine held for sale aircraft.
In addition to the improvement in operating income, our results for the Current Period were impacted by a $12.1 million increase in interest expense, net resulting from the cancellation of a potential financing and by the sale of our 50% interest in the FB Entities discussed above under "– Current Quarter Compared to Comparable Quarter." The significant impact from this sale and the improvement in operating income resulted in an increase in net income and diluted earnings per share by 157.8% and 156.8%, respectively, during the Current Period.
The cancellation of a potential financing, gain on sale of unconsolidated affiliate, the Alaska closure impact and inventory allowances in the Current Period and the correction of the calculation error related to Líder and severance costs in the Southern North Sea in the Comparable Period have been identified as special items as they are not considered by management to be part of our ongoing operations when assessing and measuring the operational and financial performance of the organization. The impact of these items on our adjusted operating income, adjusted EBITDAR, adjusted net income and adjusted diluted earnings per share is as follows:

	Six Months Ended September 30, 2013
	Adjusted Operating Income	Adjusted EBITDAR	Adjusted Net Income	Adjusted Diluted Earnings Per Share
	(In thousands, except per share amounts)
Gain on sale of unconsolidated affiliate	$—	$103,924	$67,897	$1.85
Cancellation of potential financing	—	—	(8,276)	(0.23)
Inventory allowances	(2,364)	(2,364)	(1,536)	(0.04)
Alaska closure	(549)	(549)	(357)	(0.01)
Total special items	$(2,913)	$101,011	$57,728	1.58

	Six Months Ended September 30, 2012
	Adjusted Operating Income	Adjusted EBITDAR	Adjusted Net Income	Adjusted Diluted Earnings Per Share
	(In thousands, except per share amounts)
Líder correction	$2,784	$2,784	$1,809	$0.05
Severance costs for termination of a contract	(2,162)	(2,162)	(1,708)	(0.05)
Total special items	$622	$622	$101	—
After adjusting for the loss on disposal of assets and the special items, we saw improvement in the financial measures used by management to assess and measure the financial performance of the organization, including a 26.2% improvement in adjusted operating income, an improvement in adjusted operating margin from 14.4% to 16.0%, a 25.5% improvement in adjusted EBITDAR, an improvement in adjusted EBITDAR margin from 26.1% to 28.7%, a 43.0% improvement in adjusted net income and a 42.5% improvement in adjusted diluted earnings per share. This improvement was driven by strong revenue performance and the increase in earnings from unconsolidated affiliates (excluding the calculation error) and the allowance for doubtful accounts recorded in the Comparable Period partially offset by the increases in maintenance expense, salaries and benefits, general and administrative expense and rent expense discussed above.

Business Unit Operating Results
The following tables set forth certain operating information for the business units comprising our Helicopter Services segment. Intercompany lease revenue and expense are eliminated from our segment reporting, and depreciation expense of aircraft is presented in the segment that operates the aircraft.
Current Quarter Compared to Comparable Quarter
Set forth below is a discussion of the operations of our business units. Our consolidated results are discussed under “Results of Operations” above.
Europe

	Three Months Ended September 30,		Favorable (Unfavorable)

	2013	2012
	(In thousands, except percentages)
Operating revenue	$156,352	$124,993	$31,359	25.1%
Reimbursable revenue	$29,391	$29,120	$271	0.9%
Earnings from unconsolidated affiliates, net of losses	$873	$2,368	$(1,495)	(63.1)%
Operating income	$32,958	$27,008	$5,950	22.0%
Operating margin	21.1%	21.6%	(0.5)%	(2.3)%
Adjusted EBITDAR	$55,190	$43,245	$11,945	27.6%
Adjusted EBITDAR margin	35.3%	34.6%	0.7%	2.0%
The operations of our Europe business unit have continued to expand since the Comparable Quarter with the addition of eight new large aircraft. These new aircraft, as well as an overall increase in activity with existing clients and under new contracts primarily in the Northern North Sea in the U.K. resulted in $24.1 million of increased operating revenue and were the primary contributors to the revenue growth in Europe in the Current Quarter. Additionally, during June and July 2013 we began operating the U.K. Gap SAR contract at two bases resulting in $11.9 million in operating revenue in the Current Quarter. These increases were partially offset by the loss of a contract in the Southern North Sea during fiscal year 2013 resulting in a $6.2 million decrease in operating revenue. Additionally, gross revenue was negatively impacted by changes in exchange rates that decreased gross revenue by $2.4 million.
Despite the revenue growth in the Current Quarter driving an increase in operating income and adjusted EBITDAR, operating margin decreased primarily due to an increase in rental expense of $5.6 million. Other expenses also increased as a result of activity levels and maintenance activities, including maintenance expense ($9.1 million) and salaries and benefits ($3.5 million). See discussion of the impact of costs incurred to return idle AS332L aircraft to service under “– Current Quarter Compared to Comparable Quarter” discussed elsewhere in this Quarterly Report. We expect our results in Europe to continue to be strong in future periods and for operating margins and adjusted EBITDAR margins to improve as a result of additional new contracts commencing and possible major contract awards. However, we are currently unable to determine the impact that could result from the restrictions on the EC225 Super Puma helicopters. For further discussion of the EC225 Super Puma helicopters, see "Executive Overview – Market Outlook" discussed elsewhere in this Quarterly Report.
Adjusted EBITDAR improved by 27.6% while adjusted EBITDAR margin increased to 35.3% in the Current Quarter compared to 34.6% in the Comparable Quarter. Adjusted EBITDAR excludes the impact of the increase in the number of aircraft on lease in the Current Quarter and reflects the overall growth in this business unit in terms of new contracts, increased pricing and utilization. Adjusted EBITDAR margin was impacted by higher maintenance and salary costs discussed above.
On July 14, 2013, we sold our 50% interest in the FB Entities which were accounted for under the equity method and included in our Europe business unit operating results. The FB Entities generated $0.9 million and $2.4 million of operating income and adjusted EBITDAR for the Current Quarter and Comparable Quarter, respectively. For further discussion, see “Executive Overview – Market Outlook” discussed elsewhere in this Quarterly Report.

West Africa

	Three Months Ended September 30,		Favorable (Unfavorable)
	2013	2012
	(In thousands, except percentages)
Operating revenue	$75,875	$65,273	$10,602	16.2%
Reimbursable revenue	$3,613	$2,944	$669	22.7%
Operating income	$18,231	$13,430	$4,801	35.7%
Operating margin	24.0%	20.6%	3.4%	16.5%
Adjusted EBITDAR	$23,075	$17,297	$5,778	33.4%
Adjusted EBITDAR margin	30.4%	26.5%	3.9%	14.7%
Operating revenue for West Africa in the Current Quarter increased primarily due to $3.4 million from improved pricing and $16.8 million from increased ad hoc flying and increased activity, partially offset by a $9.9 million decline in other activity.
Operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin increased in the Current Quarter due to the increase in revenue and a decrease in import duties of $1.7 million, partially offset by an increase in base repairs and maintenance expense of $1.2 million and aircraft maintenance expense of $1.1 million.
As previously discussed, we have seen recent changes in the West Africa market as a result of new competitors entering this market. Additionally, increasingly active trade unions, changing regulations and the changing political environment have made and are expected to continue to make our operating results from Nigeria unpredictable.
North America

	Three Months Ended September 30,		Favorable (Unfavorable)
	2013	2012
	(In thousands, except percentages)
Operating revenue	$60,353	$56,982	$3,371	5.9%
Reimbursable revenue	$374	$393	$(19)	(4.8)%
Earnings from unconsolidated affiliates, net of losses	$112	$—	$112	*
Operating income	$9,164	$6,130	$3,034	49.5%
Operating margin	15.2%	10.8%	4.4%	40.7%
Adjusted EBITDAR	$18,692	$11,767	$6,925	58.9%
Adjusted EBITDAR margin	31.0%	20.7%	10.3%	49.8%
______
 * percentage change not meaningful
In early October 2012, we acquired eight large aircraft that are operated by Cougar in Canada, which resulted in an $8.2 million increase in operating revenue in the Current Quarter. This increase was partially offset by a decline in the number of small aircraft on contract in the U.S Gulf of Mexico which reduced operating revenue by $3.7 million in the Current Quarter and decrease in revenue in Alaska of $1.2 million.
During the Current Quarter, we recorded $0.5 million in costs associated with the planned closure of our Alaska operations which related primarily to employee severance and retention costs. We expect to incur approximately $3.5 million in additional costs related mostly to severance and retention through August 2014 to close our Alaska operations. During the Comparable Quarter, we recorded a bad debt allowance of $2.6 million for accounts receivable from ATP that were no longer considered probable of collection due to their filing for bankruptcy. Excluding this allowance, operating margin and adjusted EBITDAR margin for the Comparable Quarter would have been 15.4% and 25.3%, respectively. The increase in adjusted EBITDAR and adjusted EBITDAR margin are driven by the revenue generated from new aircraft operating in Canada and the lower level of bad debt expense partially offset by the decline in revenue in the U.S. Gulf of Mexico and Alaska.
We recognize that the current operating environment in the North America business unit is challenging for our fleet mix and we are proactively restructuring our business by exiting the Alaska market and selling smaller aircraft with a long-term strategy of operating larger aircraft to service deepwater client contracts. During the Current Quarter, we sold two small aircraft that had been operating in this business unit and classified 12 small aircraft to held for sale, increasing the total number of small aircraft held for sale in North America to 19. We plan to continue to market for sale small aircraft operating in this business unit over the upcoming quarters.

For further discussion of our investment in Cougar, see “Executive Overview – Market Outlook” discussed in our fiscal year 2013 Annual Report.
Australia

	Three Months Ended September 30,		Favorable (Unfavorable)
	2013	2012
	(In thousands, except percentages)
Operating revenue	$35,326	$38,448	$(3,122)	(8.1)%
Reimbursable revenue	$5,140	$6,391	$(1,251)	(19.6)%
Operating income	$2,508	$6,829	$(4,321)	(63.3)%
Operating margin	7.1%	17.8%	(10.7)%	(60.1)%
Adjusted EBITDAR	$7,413	$10,766	$(3,353)	(31.1)%
Adjusted EBITDAR margin	21.0%	28.0%	(7.0)%	(25.0)%
Operating revenue for Australia declined due to a decrease in revenue of $11.2 million from the ending of short-term contracts and an unfavorable impact of foreign currency exchange rates of $4.3 million, partially offset by a $9.5 million increase in revenue from new contracts and a $3.4 million increase in revenue from other activity. Additionally, reimbursable revenue decreased $1.3 million in the Current Quarter.
Operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin declined primarily due to the ending of certain short-term contracts discussed above and an increase in salaries of $0.9 million. During the Current Quarter, we incurred costs, including salaries and benefits, depreciation, insurance, training and lease costs in anticipation of contracts that start during the fourth quarter of fiscal year 2014, including the INPEX contract. For further details about the INPEX contract award, see “Executive Overview – Market Outlook” included elsewhere in this Quarterly Report.
We have EC225 Super Puma helicopters operating in Australia affected by the restrictions discussed under “Executive Overview – Market Outlook” included elsewhere in this Quarterly Report.
Other International

	Three Months Ended September 30,		Favorable (Unfavorable)
	2013	2012
	(In thousands, except percentages)
Operating revenue	$32,150	$32,085	$65	0.2%
Reimbursable revenue	$97	$54	$43	79.6%
Earnings from unconsolidated affiliates, net of losses	$2,103	$4,626	$(2,523)	(54.5)%
Operating income	$8,654	$10,354	$(1,700)	(16.4)%
Operating margin	26.9%	32.3%	(5.4)%	(16.7)%
Adjusted EBITDAR	$12,648	$14,169	$(1,521)	(10.7)%
Adjusted EBITDAR margin	39.3%	44.2%	(4.9)%	(11.1)%
Operating revenue for Other International increased slightly in the Current Quarter primarily due to increased activity in Trinidad ($3.8 million) and Brazil ($1.4 million), partially offset by a decline in revenue resulting from the end of a short-term contract in Guyana ($0.6 million), a decline in aircraft on contract in Mexico ($0.5 million) and Malaysia ($3.4 million) and a decline in activity in Russia ($0.7 million).
Operating income and operating margin decreased primarily due to a decrease of $2.5 million in earnings from unconsolidated affiliates, net of losses, and a decline in activity in Malaysia, partially offset by increased activity in Trinidad and Brazil. Adjusted EBITDAR and adjusted EBITDAR margin decreased primarily due to a decline in aircraft on contract in Malaysia and a decline in activity and higher maintenance expense in Russia, partially offset by higher activity in Trinidad.
Earnings from unconsolidated affiliates, net of losses, decreased primarily due to lower earnings from our investment in Líder of $2.1 million in the Current Quarter compared to $4.6 million in the Comparable Quarter which included a $2.3 million correction of a calculation error related to foreign currency derivative transactions in the Comparable Quarter. See further discussion about our investment in Líder and the Brazil market in “Executive Overview – Market Outlook” and “– Current Quarter Compared to Comparable Quarter” included elsewhere in this Quarterly Report.

Corporate and Other

	Three Months Ended September 30,		Favorable (Unfavorable)
	2013	2012
	(In thousands, except percentages)
Operating revenue	$19,793	$8,817	$10,976	124.5%
Reimbursable revenue	$83	$901	$(818)	(90.8)%
Operating loss	$(14,516)	$(15,161)	$645	4.3%
Adjusted EBITDAR	$(8,510)	$(12,322)	$3,812	30.9%
Corporate and other includes our Bristow Academy business unit, technical services business and corporate costs that have not been allocated out to other business units.
Operating revenue increased primarily due to the addition of support fees for new helicopters operating in Canada of $8.7 million and an increase in revenue at Bristow Academy of $2.7 million resulting from an increase in military training.
Corporate operating expense primarily represents costs of our corporate office and other general and administrative costs not allocated to our business units. Operating loss decreased primarily due to the increase in operating revenue partially offset by an increase in compensation, professional fees, information technology expense, travel expense and rent expense during the Current Quarter.
Interest Expense, Net

	Three Months Ended September 30,		Favorable (Unfavorable)
	2013	2012
	(In thousands, except percentages)
Interest income	$762	$263	$499	189.7%
Interest expense	(11,382)	(8,872)	(2,510)	(28.3)%
Amortization of debt discount	(790)	(902)	112	12.4%
Amortization of debt fees	(656)	(440)	(216)	(49.1)%
Capitalized interest	3,750	1,617	2,133	131.9%
Interest expense, net	$(8,316)	$(8,334)	$18	0.2%
Interest expense, net remained flat primarily due an increase in capitalized interest due to an increase in construction in progress offset by an increase in interest expense.
Gain on Sale of Unconsolidated Affiliate
Gain on sale of unconsolidated affiliate includes $103.9 million in pre-tax gains related to the sale of the FB Entities during the Current Quarter. See discussion of the FB Entities sale under "– Current Quarter Compared to Comparable Quarter" discussed elsewhere in this Quarterly Report.
Other Income (Expense), Net

	Three Months Ended September 30,		Favorable (Unfavorable)
	2013	2012
	(In thousands, except percentages)
Foreign currency losses	$374	$(218)	$592	271.6%
Other	1,113	—	1,113	*
Other income (expense), net	$1,487	$(218)	$1,705	782.1%
______
* percentage change not meaningful
Other income (expense), net increased primarily due to the sale of intellectual property during the Current Quarter.

Taxes

	Three Months Ended September 30,		Favorable (Unfavorable)
	2013	2012
	(In thousands, except percentages)
Effective tax rate	27.2%	21.5%	(5.7)%	(26.5)%
Net foreign tax on non-U.S. earnings	$5,086	$4,094	$(992)	(24.2)%
Benefit of foreign earnings indefinitely reinvested abroad	$(16,175)	$(9,590)	$6,585	68.7%
Change in valuation allowance for contingency	$(149)	$31	$180	580.6%
Utilization of foreign tax credits	$2,655	$1,840	$(815)	(44.3)%
Our effective income tax rate for the Current Quarter reflects $36.0 million of tax expense for the sale of the FB entities, partially offset by a $2.1 million benefit due to the revaluation of our deferred taxes as a result of the enactment of a tax rate reduction in the U.K. Excluding these items, our effective tax rate decreased to 15.4% for the Current Quarter.
Also, our effective tax rate for the Current Quarter and Comparable Quarter were reduced by the permanent investment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits.
Current Period Compared to Comparable Period
Set forth below is a discussion of the operations of our business units. Our consolidated results are discussed under “Results of Operations” above.
Europe

	Six Months Ended September 30,		Favorable (Unfavorable)
	2013	2012
	(In thousands, except percentages)
Operating revenue	$293,511	$248,228	$45,283	18.2%
Reimbursable revenue	$58,941	$59,905	$(964)	(1.6)%
Earnings from unconsolidated affiliates, net of losses	$3,913	$4,374	$(461)	(10.5)%
Operating income	$52,979	$48,884	$4,095	8.4%
Operating margin	18.1%	19.7%	(1.6)%	(8.1)%
Adjusted EBITDAR	$96,682	$82,909	$13,773	16.6%
Adjusted EBITDAR margin	32.9%	33.4%	(0.5)%	(1.5)%
The operations of our Europe business unit have continued to expand since the Comparable Period with the addition of eight new large aircraft. These new aircraft, as well as an overall increase in activity with existing clients and under new contracts primarily in the Northern North Sea in the U.K. and Norway resulted in $48.6 million of increased operating revenue and were the primary contributors to the revenue growth in Europe in the Current Period. Additionally, during June and July 2013 we began operating the U.K. Gap SAR contract at two bases resulting in $13.1 million of operating revenue in the Current Period. These increases were partially offset by the loss of a contract in the Southern North Sea during fiscal year 2013 resulting in a $16.4 million decrease in operating revenue. Additionally, gross revenue was negatively impacted by changes in exchange rates that decreased gross revenue by $4.6 million.
Despite the revenue growth in the Current Period driving an increase in operating income and adjusted EBITDAR, operating income margin decreased primarily due to an increase in rental expense of $11.5 million. Other expenses also increased as a result of activity levels and timing of maintenance activities, including maintenance expense ($15.1 million) and salaries ($5.5 million). During the Comparable Period, we incurred $2.2 million in severance costs related to the termination of a contract in the Southern North Sea. See discussion of the impact of costs incurred to return idle AS332L aircraft to service under “– Current Quarter Compared to Comparable Quarter” discussed elsewhere in this Quarterly Report. We expect our results in Europe to continue to be strong in future periods and for operating margins adjusted EBITDAR margins to improve as a result of additional new contracts commencing and possible major contract awards. However, we are currently unable to determine the impact that could result from the restrictions on the EC225 Super Puma helicopters. For further discussion of the EC225 Super Puma helicopters, see "Executive Overview – Market Outlook" discussed elsewhere in this Quarterly Report.

Adjusted EBITDAR improved by 16.6% and adjusted EBITDAR margin decreased from 33.4% in the Comparable Period to 32.9% in the Current Period. Adjusted EBITDAR excludes the impact of the increase in the number of aircraft on lease in the Current Quarter and reflects the overall growth in this business unit in terms of new contracts, increased pricing and utilization. The decrease in adjusted EBITDAR margin was driven primarily by higher maintenance and salary costs discussed above.
On July 14, 2013, we sold our 50% interest in the FB Entities which were accounted for under the equity method and included in our Europe business unit operating results. The FB Entities generated $3.9 million and $4.4 million of operating income and adjusted EBITDAR for the Current Period and Comparable Period, respectively.
For further discussion of additional matters related to operations in Europe, see “– Current Quarter Compared to Comparable Quarter – Europe" included elsewhere in this Quarterly Report.
West Africa

	Six Months Ended September 30,		Favorable (Unfavorable)
	2013	2012
	(In thousands, except percentages)
Operating revenue	$151,654	$131,628	$20,026	15.2%
Reimbursable revenue	$7,215	$7,043	$172	2.4%
Operating income	$37,484	$29,561	$7,923	26.8%
Operating margin	24.7%	22.5%	2.2%	9.8%
Adjusted EBITDAR	$46,795	$38,460	$8,335	21.7%
Adjusted EBITDAR margin	30.9%	29.2%	1.7%	5.8%
Operating revenue for West Africa in the Current Period increased primarily due to $8.6 million from improved pricing and $22.8 million from increased ad hoc flying and increased activity, partially offset by a decline of $12.2 million in activity in certain contracts.
Operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin increased in the Current Period due to the increase in revenue and a decrease in import duties of $1.3 million, partially offset by an increase in salaries and benefits of $3.0 million and maintenance expense of $4.2 million.
For further discussion of additional matters related to operations in West Africa, see “– Current Quarter Compared to Comparable Quarter – West Africa" included elsewhere in this Quarterly Report.
North America

	Six Months Ended September 30,		Favorable (Unfavorable)
	2013	2012
	(In thousands, except percentages)
Operating revenue	$118,588	$109,607	$8,981	8.2%
Reimbursable revenue	$705	$674	$31	4.6%
Earnings from unconsolidated affiliates, net of losses	$104	$—	$104	*
Operating income	$17,287	$12,605	$4,682	37.1%
Operating margin	14.6%	11.5%	3.1%	27.0%
Adjusted EBITDAR	$35,715	$23,967	$11,748	49.0%
Adjusted EBITDAR margin	30.1%	21.9%	8.2%	37.4%
______
 * percentage change not meaningful
In early October 2012, we acquired eight large aircraft that are operated by Cougar in Canada, which resulted in a $16.4 million increase in operating revenue in the Current Period. Also, an increase medium and large aircraft on contract resulted in an increase of $1.7 million of operating revenue in the Current Period. These increases were partially offset by a decline in the number of small aircraft on contract in the U.S Gulf of Mexico which reduced operating revenue by $6.7 million and a decrease in revenue in Alaska of $1.5 million in the Current Period.
During the Current Period, we recorded $0.5 million in costs associated with the planned closure of our Alaska operations which related primarily to employee severance costs. During the Comparable Period, we recorded a bad debt allowance of $2.6 million for accounts receivable from ATP that were no longer considered probable of collection due to their filing for bankruptcy.

Excluding this allowance, operating margin and adjusted EBITDAR margin for the Comparable Period would have been 13.9% and 24.0%, respectively. The increase in operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin is due to the addition of aircraft operating in Canada beginning in October 2012 and the lower level of bad debt expense, partially offset by decline in the number of small aircraft on contract in the U.S. Gulf of Mexico and Alaska in the Current Period.
For further discussion of additional matters related to operations in North America, see “– Current Quarter Compared to Comparable Quarter – North America" included elsewhere in this Quarterly Report.
Australia

	Six Months Ended September 30,		Favorable (Unfavorable)
	2013	2012
	(In thousands, except percentages)
Operating revenue	$73,539	$76,619	$(3,080)	(4.0)%
Reimbursable revenue	$10,925	$12,722	$(1,797)	(14.1)%
Operating income	$5,788	$13,338	$(7,550)	(56.6)%
Operating margin	7.9%	17.4%	(9.5)%	(54.6)%
Adjusted EBITDAR	$14,187	$21,091	$(6,904)	(32.7)%
Adjusted EBITDAR margin	19.3%	27.5%	(8.2)%	(29.8)%
Operating revenue for Australia declined due to the ending of certain short-term contracts of $23.3 million and the negative impact of foreign currency exchange rate changes of $5.0 million, partially offset by an increase of $24.3 million from new contracts and ad hoc work. Additionally, reimbursable revenue decreased $1.8 million in the Current Period.
Operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin declined primarily due to the ending of certain short-term contracts discussed above and an increase in salaries of $3.1 million. During the Current Period, we incurred costs, including salaries and benefits, depreciation, insurance, training and lease costs in anticipation of contracts that start during the fourth quarter of fiscal year 2014, including the INPEX contract. For further details about the INPEX contract award, see “Executive Overview – Market Outlook” included elsewhere in this Quarterly Report.
For further discussion of additional matters related to operations in Australia, see “– Current Quarter Compared to Comparable Quarter – Australia" included elsewhere in this Quarterly Report.
Other International

	Six Months Ended September 30,		Favorable (Unfavorable)
	2013	2012
	(In thousands, except percentages)
Operating revenue	$65,043	$65,312	$(269)	(0.4)%
Reimbursable revenue	$179	$302	$(123)	(40.7)%
Earnings from unconsolidated affiliates, net of losses	$13,043	$4,609	$8,434	183.0%
Operating income	$27,096	$17,741	$9,355	52.7%
Operating margin	41.7%	27.2%	14.5%	53.3%
Adjusted EBITDAR	$34,833	$25,715	$9,118	35.5%
Adjusted EBITDAR margin	53.6%	39.4%	14.2%	36.0%
Operating revenue for Other International decreased slightly in the Current Period due to the end of short-term contracts in Guyana ($2.7 million) and the Baltic Sea ($0.4 million) and a decline in aircraft on contract in Mexico ($1.1 million) and Malaysia ($3.4 million), partially offset by increased activity in Trinidad ($3.7 million), Brazil ($2.7 million) and Russia ($0.8 million)
Operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin increased primarily due to an increase of $8.4 million in earnings from unconsolidated affiliates, net of losses, partially offset by a decline in aircraft on contract in Malaysia, an increase in salaries and maintenance expense in Russia and an increase in salaries, training and travel expense in Trinidad.
Earnings from unconsolidated affiliates, net of losses, increased primarily due to an increase in earnings from our investment in Líder of $10.8 million in the Current Period compared to $4.6 million in the Comparable Period. Additionally, we received $2.0 million in dividends from our cost method investment in Egypt during the Current Period. See further discussion about our investment in Líder and the Brazil market in “Executive Overview – Market Outlook” and “– Current Period Compared to Comparable Period” included elsewhere in this Quarterly Report.
Corporate and Other

	Six Months Ended September 30,		Favorable (Unfavorable)
	2013	2012
	(In thousands, except percentages)
Operating revenue	$37,908	$16,237	$21,671	133.5%
Reimbursable revenue	$180	$1,111	$(931)	(83.8)%
Operating loss	$(25,795)	$(28,231)	$2,436	8.6%
Adjusted EBITDAR	$(16,406)	$(23,415)	$7,009	29.9%
Corporate and other includes our Bristow Academy business unit, technical services business and corporate costs that have not been allocated to other business units.
Operating revenue increased primarily due to the addition of support fees for new helicopters operating in Canada of $16.6 million and an increase in operating revenue at Bristow Academy of $4.1 million resulting from an increase in military training.
Corporate operating expense primarily represents costs of our corporate office and other general and administrative costs not allocated to our business units. Operating loss decreased primarily due to the increase in operating revenue partially offset by an increase in information technology expense, rent and office expenses and travel expense during the Current Period.
Interest Expense, Net

	Six Months Ended September 30,		Favorable (Unfavorable)
	2013	2012
	(In thousands, except percentages)
Interest income	$881	$351	$530	151.0%
Interest expense	(20,742)	(17,927)	(2,815)	(15.7)%
Amortization of debt discount	(1,711)	(1,772)	61	3.4%
Amortization of debt fees	(13,992)	(877)	(13,115)	*
Capitalized interest	6,997	3,205	3,792	118.3%
Interest expense, net	$(28,567)	$(17,020)	$(11,547)	(67.8)%
______
 * percentage change not meaningful
The increase in interest expense, net in the Current Period is primarily due to the write-off of $12.7 million of deferred financing fees related to a potential financing in connection with our bid to provide SAR services in the U.K. During the Current Period, we increased our borrowing capacity on our Revolving Credit Facility from $200 million to $350 million and cancelled the potential financing. Additionally, capitalized interest increased due to an increase in construction in progress in the Current Period.
Gain on Sale of Unconsolidated Affiliate
Gain on sale of unconsolidated affiliate includes $103.9 million in pre-tax gains related to the sale of the FB Entities during the Current Period. See discussion of the FB Entities sale under "– Current Quarter Compared to Comparable Quarter" discussed elsewhere in this Quarterly Report.

Other Income (Expense), Net

	Six Months Ended September 30,		Favorable (Unfavorable)
	2013	2012
	(In thousands, except percentages)
Foreign currency losses	$(992)	$(1,149)	$157	13.7%
Other	1,113	—	1,113	*
Other income (expense), net	$121	$(1,149)	$1,270	110.5%
______
 * percentage change not meaningful
Other income (expense), net increased primarily due to the sale of intellectual property during the Current Period.
Taxes

	Six Months Ended September 30,		Favorable (Unfavorable)
	2013	2012
	(In thousands, except percentages)
Effective tax rate	26.3%	21.0%	(5.3)%	(25.2)%
Net foreign tax on non-U.S. earnings	$10,418	$10,808	$390	3.6%
Benefit of foreign earnings indefinitely reinvested abroad	$(26,748)	$(16,640)	$10,108	60.7%
Change in valuation allowance for contingency	$(119)	$(91)	$28	30.8%
Utilization of foreign tax credits	$4,563	$3,474	$(1,089)	(31.3)%
Our effective income tax rate for the Current Period reflects $36.0 million of tax expense for the sale of the FB entities, partially offset by a $2.1 million benefit due to the revaluation of our deferred taxes as a result of the enactment of a tax rate reduction in the U.K. Excluding these items, our effective tax rate decreased to 18.2% for the Current Period.
Our effective tax rate for the Current Period and Comparable Period were reduced by the permanent investment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits.

Liquidity and Capital Resources
Cash Flows
Operating Activities
Net cash flows provided by operating activities totaled $132.5 million during the Current Period compared to $134.9 million during the Comparable Period. Changes in non-cash working capital generated $42.6 million and $29.8 million in cash flows from operating activities for the Current Period and Comparable Period, respectively. The increase in changes from non-cash working capital is primarily due to an increase in income tax payable of $30 million in the Current Period due to the sale of the FB Entities.
Investing Activities
Cash flows used in investing activities were $71.7 million and $24.2 million for the Current Period and Comparable Period, respectively. Cash was used for capital expenditures as follows:

	Six Months Ended September 30,
	2013	2012
Number of aircraft delivered:
Medium	5	—
Large	5	3
Total aircraft	10	3
Capital expenditures (in thousands):
Aircraft and related equipment	$312,880	$94,856
Other	26,679	18,549
Total capital expenditures	$339,559	$113,405
In addition to these capital expenditures, investing cash flows were impacted by aircraft sales. During the Current Period, we received proceeds of $10.0 million primarily from the sale or disposal of eight aircraft and certain other equipment and received $145.6 million for the sale of seven aircraft which we subsequently leased back. During the Comparable Period, we received $46.0 million in proceeds from the sale of ten aircraft and certain other equipment and received $50.4 million for the sale of two aircraft which we subsequently leased back.
Financing Activities
Cash flows generated from financing activities were $24.9 million during the Current Period and cash flows used in financing activities were $30.3 million during the Comparable Period. During the Current Period, we received $157.5 million from borrowings on our Revolving Credit Facility and cash was used for the repayment of debt totaling $117.7 million, payment of deferred financing fees of $15.2 million, of which $12.7 million related to a potential financing, and payment of dividends on our Common Stock totaling $18.1 million. See further discussion of the potential financing in “– Current Period Compared to Comparable Period” included elsewhere in this Quarterly Report. During the Comparable Period, we used $24.3 million for the repayment of debt and $14.3 million for payment of dividends on our Common Stock.

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
The following tables summarize our significant contractual obligations and other commercial commitments on an undiscounted basis as of September 30, 2013 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings as of September 30, 2013. Additional details regarding these obligations are provided in Note 8 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2013 Annual Report and in Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Payments Due by Period
		Six Months Ending March 31, 2014	Fiscal Year Ending March 31,
	Total		2015— 2016	2017— 2018	2019 and beyond
	(In thousands)
Contractual obligations:
Long-term debt and short-term borrowings:
Principal (1)	$838,389	$2,376	$27,675	$96,891	$711,447
Interest (2)	364,738	4,858	75,052	73,209	211,619
Aircraft operating leases (3)	387,420	39,578	154,140	122,463	71,239
Other operating leases (4)	70,823	4,841	14,698	10,504	40,780
Pension obligations (5)	133,589	8,663	48,605	20,086	56,235
Aircraft purchase obligations (6)	963,627	324,417	613,441	25,769	—
Other purchase obligations (7)	42,827	42,827	—	—	—
Total contractual cash obligations	$2,801,413	$427,560	$933,611	$348,922	$1,091,320
Other commercial commitments:
Letters of credit	$2,405	$997	$1,408	$—	$—
Contingent consideration (8)	40,000	6,000	34,000	—	—
Other commitments (9)	46,000	—	46,000	—	—
Total commercial commitments	$88,405	$6,997	$81,408	$—	$—
 ______

(1)	Excludes unamortized discount on the 3% Convertible Senior Notes of $7.1 million.

(2)	Interest payments for variable interest debt are based on interest rates as of September 30, 2013.

(3)
Represents separate operating leases for aircraft. During the six months ended September 30, 2013, we entered into nine new aircraft operating leases. For further details, see Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

(4)	Represents minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year.

(5)
Represents expected funding for pension benefits in future periods. These amounts are undiscounted and are based on the expectation that the U.K. and Norway pensions will be fully funded in approximately four and three years, respectively. As of September 30, 2013, we had recorded on our balance sheet a $127.3 million pension liability associated with these obligations. The timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustees.

(6)	For further details on our aircraft purchase obligations, see Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

(7)
Other purchase obligations primarily represent unfilled purchase orders for aircraft parts, commitments associated with upgrading facilities at our bases and non-cancelable power-by-the-hour maintenance commitments.

(8)
The Cougar purchase agreement includes a potential earn-out of $40 million payable over three years based on Cougar achieving certain agreed performance targets. The fair value of the earn-out is $36.4 million as of September 30, 2013 and is included in other accrued liabilities and other liabilities and deferred credits on our condensed consolidated balance sheet. See Note 3 in the “Notes to Condensed Consolidated Financial Statements” included in the fiscal year 2013 Annual Report.

(9)
In connection with the Bristow Norway acquisition in fiscal year 2009 (see “Part 1. Item I. Business — Overview” included in the fiscal year 2013 Annual Report), we granted the former partner in this joint venture an option that if exercised would require us to acquire up to five aircraft at fair value upon the expiration of the lease terms for such aircraft. One of the options was exercised in December 2009 and two of the options expired. The remaining aircraft leases expire in June and August 2014.

Capital Commitments and Other Uses of Cash
We have commitments and options to make capital expenditures over the next five fiscal years to purchase additional aircraft, including aircraft associated with the commitments reflected in the table above. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order are expected to provide incremental fleet capacity in terms of revenue, operating margin and adjusted EBITDAR margin. See Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for a detail of the number of aircraft under commitments and options expected to be delivered in the current and subsequent five fiscal years by aircraft size along with the related expenditures, and for a rollforward of aircraft commitments and options through September 30, 2013. During fiscal year 2014, we expect to invest approximately $90 million in various infrastructure enhancements, including aircraft facilities, training centers and technology. Through September 30, 2013, we had incurred approximately $27 million towards these projects.
As discussed under "— Executive Overview — Our Strategy — Capital Allocation Strategy", cash may also be used for dividend payments and repurchases of Common Stock. Additionally, cash may be used in future periods to repurchase or otherwise retire debt, including our 3% Convertible Senior Notes.
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
We expect that our cash on deposit as of September 30, 2013 of $313.5 million, cash flow from operations and proceeds from aircraft sales, as well as available borrowing capacity under our Revolving Credit Facility will be sufficient to satisfy our capital commitments, including our aircraft purchase commitments to service our oil and gas clients and anticipated capital requirements in connection with our U.K. SAR contract of $1.4 billion as of September 30, 2013. The available borrowing capacity under our Revolving Credit Facility was $304.5 million as of September 30, 2013. While we plan to continue to be disciplined concerning future capital commitments, we also intend to continue managing our capital structure and liquidity position with external financings as needed. Our strategy will involve funding our short-term liquidity requirements with borrowings under our Revolving Credit Facility and funding our long-term financing needs, while maintaining a prudent capital structure, among the following alternatives: operating leases, bank debt, private and public debt and/or equity offerings and export credit agency-supported financings.

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

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision of and with the participation of our management, including William E. Chiles, our Chief Executive Officer (“CEO”) and Jonathan E. Baliff, our Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2013. Based on that evaluation, our CEO and CFO concluded that such disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management as appropriate to allow for timely decisions regarding required disclosure under the Exchange Act.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Our unconsolidated affiliate in Brazil, Líder, along with its direct and indirect subsidiaries, are parties to tax litigation where the outcome is uncertain at this time.  The main lawsuits refer to a tax assessment for taxes calculated in 2005, 2006 and 2007, related to taxes levied on the profits of foreign subsidiaries.  Additionally, Líder’s management expects to receive tax assessments for the period from 2008 through 2012 related to the same tax issue. In total, the estimated liability calculated by Líder for the full period from 2005 through 2012 is in the range of 90 million to 110 million Brazilian reais for the income taxes, not taking into consideration penalties and interest. Líder’s management considers the likelihood of loss to be possible, but believes the likelihood of sustaining their tax position is more likely than not.  Therefore, no related tax reserve was recorded in Líder’s financial statements, resulting in no impact on our earnings from this unconsolidated affiliate.  On October 10, 2013, a new law went into effect in Brazil, establishing amnesty conditions targeting companies that have tax liability under the tax laws in question similar to Líder, whereby companies can settle any tax liability related to the profits of foreign subsidiaries incurred through December 31, 2012 by making payment in full for amounts levied or entering into an installment payment plan.  Acceptance of this amnesty offer would result in the complete forgiveness of any late payment and other fines, interest and legal charges in the case of full payment up to November 29, 2013 and a partial reduction in outstanding taxes levied that may be paid in an installment plan.  This offer is currently available through November 29, 2013.  As a condition to accepting the amnesty offer, companies must withdraw from all administrative and judicial cases filed challenging the levying of the above-mentioned taxes.  Líder’s management has not yet determined whether they will accept this amnesty offer or decline the amnesty offer and challenge these taxes.  Acceptance of the amnesty offer and any related settlement or subsequent failure to successfully challenge these taxes could have a negative impact on Líder’s earnings, our effective tax rate and our earnings from Líder in future periods, although the ultimate impact on Bristow Group will be partially affected by contractual indemnification provided by the other Líder shareholder under existing agreements.

Item 1A. Risk Factors.
Except as discussed below, there have been no material changes during the three and six months ended September 30, 2013 in our “Risk Factors” as discussed in the fiscal year 2013 Annual Report.
The recent shutdown of the United States government and potential shutdown of governmental agencies could result in the delay of operations, loss of business and other adverse effects on our company.
On October 1, 2013, the United States federal government entered a shutdown after Congress failed to enact regular appropriations or a continuing resolution for the federal government's 2014 fiscal year. On October 17, 2013, legislation was enacted ending the shutdown until January 15, 2014. Our operations are regulated by governmental agencies in various jurisdictions in which we operate. These agencies have jurisdiction over many aspects of our business, including personnel, aircraft and ground facilities. Statutes and regulations in these jurisdictions also subject us to various certification and reporting requirements and inspections regarding safety, training and general regulatory compliance. The suspension or substantial closure of the governmental agencies such as the Federal Aviation Administration could result in the delay of our operations, loss of business and other adverse effects on our company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities
None.

Item 3.    Defaults Upon Senior Securities
Not applicable.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
On November 4, 2013, the compensation committee of our board of directors authorized an amendment to all outstanding awards under the Bristow Group Inc. 2007 Long-Term Incentive Plan, the 2004 Stock Incentive Plan and the 1994 Long-Term Management Incentive Plan (as amended and restated, collectively, the “Plans”). The amendment modified the provisions of the awards with respect to vesting and exercise of such awards upon the involuntary termination by the Company of the recipient’s employment other than for “Cause” as defined in the recipient’s employment agreement, if any, or as defined in the amendment.
Pursuant to the amendment, following such an involuntary termination, any of the recipient’s unvested stock options and unvested time-based restricted stock or restricted stock units granted at least 12 months prior to the involuntary termination date will fully vest. Any of the recipient’s unvested stock options and unvested time-based restricted stock or restricted stock units granted more than six months but less than 12 months prior to the involuntary termination date will vest pro rata based on the number of months worked from the date of grant to the termination date, divided by 12. All vested options will remain exercisable until the earlier of the one-year anniversary of the recipient’s termination or the original expiration of the term of the option. Unvested performance-based restricted stock or restricted stock units granted at least 12 months prior to the involuntary termination date will fully vest upon the later of such involuntary termination date or the date the applicable performance goal has been attained. Unvested performance-based restricted stock or restricted stock units granted more than six months but less than 12 months prior to the involuntary termination date will become vested once the applicable performance goal has been attained in a pro rata amount based upon the number of months worked from the date of grant to such termination date, divided by 12. Performance-based cash awards will continue to vest on the original time and performance schedule, except that the amount payable under the cash awards upon the attainment of the applicable performance goals will be prorated by the number of months of continuous service from the beginning of the performance period to the termination date, divided by 36. The application of the foregoing provisions to the recipient’s awards is conditioned upon the recipient’s execution of a nondisclosure agreement and a waiver and release of claims against the Company within 60 days of the involuntary termination date. Any awards granted six months or less before the involuntary termination date will be forfeited, along with any award or portion of an award granted more than six months before such termination date that does not vest in accordance with the foregoing provisions.
The amendment is effective with respect to outstanding awards held by employees who are employed on or after November 4, 2013. The compensation committee retains the discretion to modify or revoke the amendment prospectively and retroactively to the extent such revocation or modification does not have a detrimental impact on an award granted prior to the date of such modification or revocation. If the terms of the amendment conflict with the provisions of an award recipient’s employment agreement, the provisions that are more favorable to the recipient apply.
The treatment of awards under the Plans pursuant to the amendment is similar to the treatment of awards pursuant to the Company’s policy for the treatment of awards upon retirement, which is defined as termination (i) at or after age 62 with five continuous years of service or (ii) after accumulating a combined total of age and years of service of 80.  Upon retirement, however, vested stock options will be exercisable for the remainder of their original term, and performance-based restricted stock units will continue to vest on the original time and performance schedule.
The foregoing description of the amendment is qualified in its entirety by the terms of the amendment, a copy of which is filed as Exhibit 10.1 to this Quarterly Report and is incorporated herein by reference.

Item 6.    Exhibits
The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Exhibit

10.1*	Letter regarding treatment of unvested long-term incentive plan awards in the event of termination not for cause.

15.1*	Letter from KPMG LLP dated November 7, 2013, regarding unaudited interim information.

31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.

31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant

32.1**	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOW GROUP INC.

By:	/s/ Jonathan E. Baliff
Jonathan E. Baliff Senior Vice President and Chief Financial Officer

By:	/s/ Brian J. Allman
Brian J. Allman Vice President, Chief Accounting Officer
November 7, 2013

Index to Exhibits.

Exhibit Number	Description of Exhibit

10.1*	Letter regarding treatment of unvested long-term incentive plan awards in the event of termination not for cause.

15.1*	Letter from KPMG LLP dated November 7, 2013, regarding unaudited interim information.

31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.

31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant

32.1**	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.