Form 10-Q
period 2013-12-31
Bristow Group Inc
filed 2014-02-06
CIK 73887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
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
☐ Yes ☑ No

Indicate the number shares outstanding of each of the issuer’s classes of Common Stock, as of January 31, 2014.
36,270,634 shares of Common Stock, $.01 par value

BRISTOW GROUP INC.
INDEX — FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements.
BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
	(Unaudited) (In thousands, except per share amounts)
Gross revenue:
Operating revenue from non-affiliates	$351,193	$326,481	$1,041,290	$960,993
Operating revenue from affiliates	22,371	20,199	70,451	32,292
Reimbursable revenue from non-affiliates	38,760	41,657	116,840	123,330
Reimbursable revenue from affiliates	11	132	76	216
	412,335	388,469	1,228,657	1,116,831
Operating expense:
Direct cost	261,590	224,739	773,612	672,002
Reimbursable expense	36,677	39,434	109,734	118,240
Depreciation and amortization	23,655	24,867	70,332	69,560
General and administrative	48,948	41,623	135,735	114,308
	370,870	330,663	1,089,413	974,110

Gain (loss) on disposal of assets	3,982	7,396	(803)	819
Earnings from unconsolidated affiliates, net of losses	(15,945)	8,918	1,115	17,901
Operating income	29,502	74,120	139,556	161,441

Interest income	407	134	1,288	485
Interest expense	(7,253)	(14,742)	(36,701)	(32,113)
Extinguishment of debt	—	(14,932)	—	(14,932)
Gain on sale of unconsolidated affiliate	—	—	103,924	—
Other income (expense), net	(696)	(106)	(575)	(1,255)
Income before provision for income taxes	21,960	44,474	207,492	113,626
Provision for income taxes	(2,946)	(7,788)	(51,682)	(22,310)
Net income	19,014	36,686	155,810	91,316
Net (income) loss attributable to noncontrolling interests	(87)	(294)	609	(1,594)
Net income attributable to Bristow Group	$18,927	$36,392	$156,419	$89,722

Earnings per common share:
Basic	$0.52	$1.01	$4.32	$2.50
Diluted	$0.51	$1.00	$4.28	$2.45

Cash dividends declared per common share	$0.25	$0.20	$0.75	$0.60

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
	(Unaudited) (In thousands)
Net income	$19,014	$36,686	$155,810	$91,316
Other comprehensive income:
Currency translation adjustments	4,416	852	15,861	5,580
Other comprehensive income	23,430	37,538	171,671	96,896

Net (income) loss attributable to noncontrolling interests	(87)	(294)	609	(1,594)
Currency translation adjustments attributable to noncontrolling interests	18	82	(220)	(20)
Total comprehensive (income) loss attributable to noncontrolling interests	(69)	(212)	389	(1,614)
Total comprehensive income attributable to Bristow Group	$23,361	$37,326	$172,060	$95,282
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	December 31, 2013	March 31, 2013
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$323,230	$215,623
Accounts receivable from non-affiliates	247,859	254,520
Accounts receivable from affiliates	7,453	8,261
Inventories	161,065	153,969
Assets held for sale	22,195	8,290
Prepaid expenses and other current assets	40,414	35,095
Total current assets	802,216	675,758
Investment in unconsolidated affiliates	255,267	272,123
Property and equipment – at cost:
Land and buildings	118,719	108,593
Aircraft and equipment	2,541,382	2,306,054
	2,660,101	2,414,647
Less – Accumulated depreciation and amortization	(530,148)	(493,575)
	2,129,953	1,921,072
Goodwill	30,096	28,897
Other assets	59,202	52,842
Total assets	$3,276,734	$2,950,692

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$60,048	$69,821
Accrued wages, benefits and related taxes	66,528	56,084
Income taxes payable	20,304	11,659
Other accrued taxes	7,578	7,938
Deferred revenue	22,899	21,646
Accrued maintenance and repairs	16,815	15,391
Accrued interest	8,186	14,249
Other accrued liabilities	26,499	20,714
Deferred taxes	2,251	—
Short-term borrowings and current maturities of long-term debt	8,310	22,323
Deferred sale leaseback advance	81,372	—
Total current liabilities	320,790	239,825
Long-term debt, less current maturities	833,285	764,946
Accrued pension liabilities	124,974	126,647
Other liabilities and deferred credits	88,768	57,196
Deferred taxes	145,984	151,121
Commitments and contingencies (Note 5)
Stockholders’ investment:
Common stock, $.01 par value, authorized 90,000,000; outstanding: 36,479,337 as of December 31 and 36,150,639 as of March 31 (exclusive of 1,291,741 treasury shares)	373	367
Additional paid-in capital	757,213	731,883
Retained earnings	1,223,904	1,094,803
Accumulated other comprehensive loss	(184,042)	(199,683)
Treasury shares, at cost (766,944 and 551,604 shares, respectively)	(42,848)	(26,304)
Total Bristow Group stockholders’ investment	1,754,600	1,601,066
Noncontrolling interests	8,333	9,891
Total stockholders’ investment	1,762,933	1,610,957
Total liabilities and stockholders’ investment	$3,276,734	$2,950,692
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended December 31,
	2013	2012
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net income	$155,810	$91,316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,332	69,560
Deferred income taxes	(3,132)	(5,170)
Write-off of deferred financing fees	12,733	2,889
Discount amortization on long-term debt	2,719	2,663
(Gain) loss on disposal of assets	803	(819)
Gain on sale of unconsolidated affiliate	(103,924)	—
Extinguishment of debt	—	14,932
Stock-based compensation	10,694	9,008
Equity in earnings from unconsolidated affiliates (in excess of) less than dividends received	7,926	(4,343)
Tax benefit related to stock-based compensation	(5,328)	(361)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	31,786	6,732
Inventories	1,258	(10,039)
Prepaid expenses and other assets	(4,002)	(8,038)
Accounts payable	(31,727)	2,554
Accrued liabilities	4,868	28,029
Other liabilities and deferred credits	(13,517)	3,810
Net cash provided by operating activities	137,299	202,723
Cash flows from investing activities:
Capital expenditures	(526,048)	(427,370)
Proceeds from asset dispositions	244,867	130,922
Proceeds from sale of unconsolidated affiliate	112,210	—
Investment in unconsolidated affiliate	—	(51,179)
Net cash used in investing activities	(168,971)	(347,627)
Cash flows from financing activities:
Proceeds from borrowings	283,977	675,000
Debt issuance costs	(15,152)	(10,345)
Repayment of debt	(232,063)	(549,234)
Partial prepayment of put/call obligation	(42)	(48)
Acquisition of noncontrolling interest	(2,078)	—
Proceeds from assignment of aircraft purchase agreements	106,113	—
Repurchase of common stock	(16,544)	(1,218)
Common stock dividends paid	(27,318)	(21,509)
Issuance of common stock	14,368	11,515
Tax benefit related to stock-based compensation	5,328	361
Net cash provided by financing activities	116,589	104,522
Effect of exchange rate changes on cash and cash equivalents	22,690	10,730
Net increase (decrease) in cash and cash equivalents	107,607	(29,652)
Cash and cash equivalents at beginning of period	215,623	261,550
Cash and cash equivalents at end of period	$323,230	$231,898
Supplemental disclosure of non-cash investing activities:
Cash paid during the period for:
Interest	$36,574	$24,140
Income taxes	$45,952	$17,114
Aircraft received for payment on accounts receivable	$—	$8,300
Contingent liability for investment in unconsolidated affiliate	$—	$34,000
Deferred sale leaseback advance	$12,240	$—
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
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company as of December 31, 2013, the consolidated results of operations for the three and nine months ended December 31, 2013 and 2012, and the consolidated cash flows for the nine months ended December 31, 2013 and 2012.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Foreign Currency
See “Foreign Currency” in Note 1 to the fiscal year 2013 Financial Statements for a discussion of the related accounting policies. During the three and nine months ended December 31, 2013 and 2012, our primary foreign currency exposure was to the British pound sterling, the euro, the Australian dollar and the Nigerian naira. The value of these currencies has fluctuated relative to the U.S. dollar as indicated in the following table:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
One British pound sterling into U.S. dollars
High	1.65	1.63	1.65	1.63
Average	1.62	1.61	1.57	1.59
Low	1.59	1.58	1.48	1.53
At period-end	1.65	1.62	1.65	1.62
One euro into U.S. dollars
High	1.38	1.33	1.38	1.33
Average	1.36	1.30	1.33	1.28
Low	1.34	1.27	1.28	1.21
At period-end	1.38	1.32	1.38	1.32
One Australian dollar into U.S. dollars
High	0.97	1.05	1.07	1.06
Average	0.93	1.04	0.95	1.03
Low	0.89	1.02	0.89	0.97
At period-end	0.89	1.04	0.89	1.04
One Nigerian naira into U.S. dollars
High	0.0064	0.0065	0.0065	0.0065
Average	0.0063	0.0064	0.0063	0.0064
Low	0.0062	0.0063	0.0061	0.0061
At period-end	0.0063	0.0064	0.0063	0.0064
______
Source: Bank of England and Oanda.com
Other income (expense), net, in our condensed consolidated statements of income includes foreign currency transaction losses of $0.5 million and $0.1 million for the three months ended December 31, 2013 and 2012, respectively, and $1.5 million and $1.2 million for the nine months ended December 31, 2013 and 2012, respectively. Other income (expense), net also includes a gain of $1.1 million for the nine months ended December 31, 2013 on the sale of intellectual property.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Our earnings from unconsolidated affiliates, net of losses, are also affected by the impact of changes in foreign currency exchange rates on the reported results of our unconsolidated affiliates. During the three months ended December 31, 2013 and 2012, earnings from unconsolidated affiliates, net of losses, were decreased by $2.4 million and $0.8 million, respectively, and during the nine months ended December 31, 2013 and 2012, earnings from unconsolidated affiliates, net of losses, were decreased by $4.8 million and $4.5 million, respectively, as a result of the impact of changes in foreign currency exchange rates on the results of our unconsolidated affiliates, primarily the impact of changes in the Brazilian real and U.S. dollar exchange rate on results for our affiliate in Brazil. The value of the Brazilian real has fluctuated relative to the U.S. dollar as indicated in the following table:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
One Brazilian real into U.S. dollars
High	0.4631	0.4972	0.5123	0.5488
Average	0.4406	0.4865	0.4547	0.4977
Low	0.4197	0.4685	0.4093	0.4685
At period-end	0.4258	0.4885	0.4258	0.4885
______
Source: Oanda.com
We estimate that the fluctuation of currencies versus the same period in the prior fiscal year had the following effect on our financial condition and results of operations (in thousands):

	Three Months Ended December 31, 2013	Nine Months Ended December 31, 2013
Revenue	$(5,884)	$(15,746)
Operating expense	4,544	11,075
Earnings from unconsolidated affiliates, net of losses	(1,662)	(332)
Non-operating expense	(477)	(204)
Income before provision for income taxes	(3,479)	(5,207)
Provision for income taxes	487	867
Net income	(2,992)	(4,340)
Cumulative translation adjustment	4,434	15,641
Total stockholders’ investment	$1,442	$11,301
Revenue Recognition
In general, we recognize revenue when it is both realized or realizable and earned. We consider revenue to be realized or realizable and earned when the following conditions exist: there is persuasive evidence of an arrangement, generally a client contract exists; the services or products have been performed or delivered to the client; the sales price is fixed or determinable; and collection is probable. More specifically, revenue from helicopter services is recognized based on contractual rates as the related services are performed. The charges under these contracts are generally based on a two-tier rate structure consisting of a daily or monthly fixed fee plus additional fees for each hour flown. These contracts are for varying periods and generally permit the client to cancel the contract before the end of the term. We also provide services to clients on an “ad hoc” basis, which usually entails a shorter contract notice period and duration. The charges for ad hoc services are based on an hourly rate or a daily or monthly fixed fee plus additional fees for each hour flown. In order to offset potential increases in operating costs, our long-term contracts may provide for periodic increases in the contractual rates charged for our services. We recognize the impact of these rate increases when the criteria outlined above have been met. This generally includes written recognition from the clients that they are in agreement with the amount of the rate escalation. Cost reimbursements from clients are recorded as reimbursable revenue with the related reimbursed costs recorded as reimbursable expense on our condensed consolidated statements of income.
Bristow Academy primarily earns revenue from military training, flight training provided to individual students and ground school courses. We recognize revenue from these sources using the same revenue recognition principles described above as services are provided. We consider revenue to be realized or realizable and earned when the following conditions exist: there is persuasive evidence of an arrangement, generally a contract exists; the services have been performed or delivered to the client or student; the sales price is fixed and determinable; and collection has occurred or is probable.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Extinguishment of Debt
Extinguishment of debt includes $14.9 million in redemption premium and fees as a result of the early redemption of the 7 ½% Senior Notes due 2017 (“7 ½% Senior Notes”) during the three and nine months ended December 31, 2012. See Note 5 to the fiscal year 2013 Financial Statements for further information.
Accounts Receivable
As of December 31 and March 31, 2013, the allowance for doubtful accounts for non-affiliates was $5.0 million and $5.1 million, respectively, primarily related to amounts due from ATP Oil and Gas Corporation, a client in the U.S. Gulf of Mexico, as a result of its filing for bankruptcy. As of December 31 and March 31, 2013, there were no allowances for doubtful accounts related to accounts receivable due from affiliates. See “Summary of Significant Accounting Policies” in Note 1 to the fiscal year 2013 Financial Statements for further information related to our accounting policies for accounts receivable.
Inventories
During the nine months ended December 31, 2013, we increased our inventory allowance by $2.4 million as a result of our review of excess inventory on aircraft model types we ceased ownership of or classified all or a significant portion of as held for sale. A majority of this allowance relates to small aircraft types operating primarily in our North America business unit as we continue to move toward operating a fleet of mostly large and medium aircraft in this market. See “Summary of Significant Accounting Policies” in Note 1 to the fiscal year 2013 Financial Statements for further information related to our accounting policies for inventories.
Prepaid Expenses and Other Current Assets
As of March 31, 2013, prepaid expenses and other current assets included $12.7 million in fees related to a potential financing in connection with our bid to provide search and rescue (“SAR”) services in the U.K. During the nine months ended December 31, 2013, we increased our borrowing capacity on our revolving credit facility from $200 million to $350 million (“Revolving Credit Facility”) and cancelled the potential financing. During the nine months ended December 31, 2013, we included the $12.7 million of unamortized deferred financing fees as interest expense on our condensed consolidated statement of income.
Other Assets
As of December 31 and March 31, 2013, other assets included contract acquisition costs and pre-operating costs totaling $17.2 million and $10.8 million, respectively, related to the SAR contracts in the U.K. and a client contract in Norway which are recoverable under the contracts and will be expensed over the term of the contracts.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Property and Equipment and Assets Held for Sale
During the three and nine months ended December 31, 2013 and 2012, we made capital expenditures as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Number of aircraft delivered:
Medium	3	—	8	—
Large	4	12	9	15
Total aircraft	7	12	17	15
Capital expenditures (in thousands):
Aircraft and related equipment (1)	$171,874	$283,612	$484,754	$378,468
Other	14,615	30,353	41,294	48,902
Total capital expenditures (2)	$186,489	$313,965	$526,048	$427,370
_____________

(1)
During the three months ended December 31, 2013 and 2012, respectively, we spent $160.4 million and $126.2 million and nine months ended December 31, 2013 and 2012, respectively, we spent $460.9 million and $193.9 million on construction in progress which primarily represents progress payments on aircraft to be delivered in future periods.

(2)	During the three and nine months ended December 31, 2012, we paid $190.9 million for aircraft and facilities used by an unconsolidated affiliate, Cougar Helicopters Inc. (“Cougar”).
Additionally, the following tables present details on the aircraft sold or disposed of and impairments on assets held for sale during the three and nine months ended December 31, 2013 and 2012:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
	(In thousands, except for number of aircraft)

Number of aircraft sold or disposed of (1)	17	9	32	19
Proceeds from sale or disposal of assets (1)	$89,264	$34,546	$244,867	$130,922
Gains from sale or disposal of assets	$5,216	$3,896	$2,611	$1,208

Number of aircraft impaired	3	2	6	11
Impairment reversals (charges) on aircraft held for sale (2)	$(1,234)	$3,500	$(3,414)	$(389)
_____________

(1)
During the three months ended December 31, 2013 and 2012, six and one of these aircraft were leased back of which $72.3 million and $25.1 million, respectively, was received in proceeds. During the nine months ended December 31, 2013 and 2012, thirteen and three of these aircraft were leased back of which $217.9 million and $75.5 million, respectively, was received in proceeds.

(2)
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Deferred Sale Leaseback Advance
As of December 31, 2013, we had $118.4 million included in deferred sale leaseback advance — current ($81.4 million) and long-term ($37.0 million; included in other liabilities and deferred credits) on our condensed consolidated balance sheet. During the three months ended December 31, 2013, we received payment of approximately $106.1 million for progress payments we had previously made on seven aircraft under construction and we assigned any future payments due on these construction agreements to the purchaser. As we have the obligation and intent to lease the aircraft back from the purchaser upon completion, we recorded a liability equal to the cash received and payments made by the purchaser during the three months ended December 31, 2013 totaling $12.2 million, with a corresponding increase to construction in progress. We will continue to increase both construction in progress and deferred sale leaseback advance — current or long-term until we lease the aircraft, at which time the construction in progress and the liabilities will be removed from our condensed consolidated balance sheet.
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
In July 2013, the FASB issued accounting guidance relating to the presentation of unrecognized tax benefits. The intent is to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not believe adoption of this new guidance will have a significant impact on our consolidated financial statements.
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
As of December 31, 2013, we had interests in three VIEs of which we were the primary beneficiary, which are described below, and had no interests in VIEs of which we were not the primary beneficiary. See Note 3 to the fiscal year 2013 Financial Statements for a description of other investments in significant affiliates.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In addition to our ownership of 49% of Bristow Aviation’s outstanding ordinary shares, in May 2004, we acquired eight million shares of deferred stock, essentially a subordinated class of stock with no voting rights, from Bristow Aviation for £1 per share ($14.4 million in total). We also have £91.0 million ($150.4 million) principal amount of subordinated unsecured loan stock (debt) of Bristow Aviation bearing interest at an annual rate of 13.5% and payable semi-annually. Payment of interest on such debt has been deferred since its incurrence in 1996. Deferred interest accrues at an annual rate of 13.5% and aggregated $1.2 billion as of December 31, 2013.
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
Furthermore, the call option provides a mechanism whereby the economic risk for the other investors is limited should the financial condition of Bristow Aviation deteriorate. The call option price is the nominal value of the ordinary shares held by the noncontrolling shareholders (£1.0 million as of December 31, 2013) plus an annual guaranteed rate of return less any prepayments of such call option price and any dividends paid on the shares concerned. We can elect to pre-pay the guaranteed return element of the call option price wholly or in part without exercising the call option. No dividends have been paid. We have accrued the annual return due to the other shareholders at a rate of sterling LIBOR plus 3% (prior to May 2004, the rate was fixed at 12%) by recognizing noncontrolling interest expense on our condensed consolidated statements of income, with a corresponding increase in noncontrolling interest on our condensed consolidated balance sheets. Prepayments of the guaranteed return element of the call option are reflected as a reduction in noncontrolling interest on our condensed consolidated balance sheets. The other investors have an option to put their shares in Bristow Aviation to us. The put option price is calculated in the same way as the call option price except that the guaranteed rate for the period to April 2004 was 10% per annum. If the put option is exercised, any pre-payments of the call option price are set off against the put option price.

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

	December 31, 2013	March 31, 2013
Assets
Cash and cash equivalents	$220,171	$93,227
Accounts receivable	188,329	240,861
Inventories	107,431	100,115
Prepaid expenses and other current assets	32,521	20,575
Total current assets	548,452	454,778
Investment in unconsolidated affiliates	1,090	9,092
Property and equipment, net	162,262	157,066
Goodwill	14,020	12,810
Other assets	31,992	26,575
Total assets	$757,816	$660,321
Liabilities
Accounts payable	$77,696	$128,591
Accrued liabilities	1,338,318	1,214,209
Deferred taxes	5,938	7,907
Current maturities of long-term debt	238	448
Total current liabilities	1,422,190	1,351,155
Long-term debt, less current maturities	150,405	138,147
Accrued pension liabilities	124,974	126,647
Other liabilities and deferred credits	1,242	1,755
Total liabilities	$1,698,811	$1,617,704

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Revenue	$328,231	$300,397	$970,038	$864,133
Operating income	12,782	26,408	40,449	34,799
Net income (loss) (1)	(37,179)	(17,396)	11,707	(88,138)
 _____________

(1)	During the nine months ended December 31, 2013, we sold our 50% interest in the FB Entities and recorded a pre-tax gain of $103.9 million.
Bristow Helicopters Nigeria Ltd. — Bristow Helicopters Nigeria Ltd. (“BHNL”) is a joint venture in Nigeria with local partners, in which Bristow Helicopters owns a 40% interest, unrelated local Nigerian partners together own a 39% interest, a Nigerian company owned 100% by Nigerian employees owns a 19% interest and an employee trust fund owns the remaining 2% interest. BHNL provides helicopter services to clients in Nigeria.
In order to be able to bid competitively for our services in the Nigerian market, we were required to identify local citizens to participate in the ownership of entities domiciled in the region. However, these owners do not have extensive knowledge of the aviation industry and have historically deferred to our expertise in the overall management and day-to-day operation of BHNL (including the establishment of operating and capital budgets and strategic decisions regarding the potential expansion of BHNL’s operations). We have also historically provided subordinated financial support to BHNL and will need to continue to do so unless and until BHNL acquires sufficient equity to permit itself to finance its activities without that additional support from us. As we have the power to direct the most significant activities affecting the economic performance and ongoing success of BHNL and hold a variable interest in the entity in the form of our equity investment and working capital infusions, we consolidate BHNL as the primary beneficiary. The employee-owned Nigerian entity referenced above purchased its 19% interest in BHNL in December 2013 with proceeds from a loan received from BGI Aviation Technical Services Nigeria Limited, a wholly-owned subsidiary of Bristow Aviation. We consolidate the employee-owned Nigerian entity under the accounting rules and eliminate the loan in consolidation.

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
Other Significant Affiliates — Unconsolidated
FB Entities — As of March 31, 2013, we owned a 50% interest in each of FBS Limited, FB Heliservices Limited and FB Leasing Limited, collectively referred to as the FB Entities, U.K. corporations which principally provide pilot training, maintenance and support services to the British military under a contract that runs through March 2016 with two possible one year extensions. The FB Entities own and operate a total of 64 aircraft. The FB Entities were accounted for under the equity method. On July 14, 2013, we sold our 50% interest in the FB Entities for £74 million, or approximately $112.2 million. We recorded a pre-tax gain on sale of unconsolidated affiliate of $103.9 million during the nine months ended December 31, 2013 on our condensed consolidated statements of income.
Líder — Líder Táxi Aéreo S.A. (“Líder”), along with its direct and indirect subsidiaries, were parties to tax litigation involving a tax assessment for taxes calculated in 2005, 2006 and 2007, related to profits of its foreign subsidiaries.  Additionally, Líder received tax assessments for the period from 2008 through 2010 and expected to receive tax assessments for 2011 and 2012 related to the same tax issue. On October 9, 2013, a new law went into effect in Brazil, establishing amnesty conditions targeting companies that have tax liabilities under the tax laws in question similar to Líder. Under the amnesty, companies could settle any tax liabilities related to the profits of foreign subsidiaries incurred through December 31, 2012 by making payment in full for amounts levied or entering into an installment payment plan by November 29, 2013.  Acceptance of this amnesty offer would result in the complete forgiveness of any late payment penalties, other fines, interest and legal charges in the case of full payment and a partial reduction in late payment penalties, other fines, interest and legal charges relating to outstanding taxes levied that may be paid in an installment plan.  As a condition to accepting the amnesty offer, companies would withdraw from all administrative and judicial cases filed challenging the levying of the above-mentioned taxes.
In November 2013, under this amnesty law, Líder made a payment of 62.7 million Brazilian reais ($27.0 million) for the period from 2005 through 2012.  The total amount due for payment in full according to the amnesty law was 93.3 million Brazilian reais ($40.2 million), but was reduced by existing tax assets for prior tax losses of 30.6 million Brazilian reais ($13.2 million). As a result of this additional tax expense, our earnings from unconsolidated affiliates were reduced by $17.1 million during the three and nine months ended December 31, 2013. In addition to the November 2013 tax assessment, Líder also recorded tax accruals in December 2013 for expected payments for 2013 for these same taxes on offshore earnings which further reduced our equity earnings in Líder by $2.2 million during the three months ended December 31, 2013, for a total of $19.3 million related to additional tax charges for Líder.
We expect Bristow to be indemnified by the other Líder shareholders for the portion of this tax assessed for the period prior to our investment in Líder in May 2009. Based on preliminary calculations, the indemnity payment to Bristow is expected to be in the range of $4 million to $6 million and is expected to be paid during the three months ended March 31, 2014. This payment will result in an increase in earnings from unconsolidated affiliates in the period of receipt.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 3 — DEBT
Debt as of December 31 and March 31, 2013 consisted of the following (in thousands):

	December 31, 2013	March 31, 2013
6¼% Senior Notes due 2022	$450,000	$450,000
Term Loan	226,966	230,625
3% Convertible Senior Notes due 2038, including $6.1 million and $8.8 million of unamortized discount, respectively	108,891	106,196
Revolving Credit Facility	55,500	—
Other	238	448
Total debt	841,595	787,269
Less short-term borrowings and current maturities of long-term debt	(8,310)	(22,323)
Total long-term debt	$833,285	$764,946
The balances of the debt and equity components of the 3% Convertible Senior Notes due 2038 (the “3% Convertible Senior Notes”) as of each period presented are as follows (in thousands):

	December 31, 2013	March 31, 2013
Equity component – net carrying value	$14,905	$14,905
Debt component:
Face amount due at maturity	$115,000	$115,000
Unamortized discount	(6,109)	(8,804)
Debt component – net carrying value	$108,891	$106,196
The remaining debt discount is being amortized into interest expense over the expected remaining life of the 3% Convertible Senior Notes to June 2015 (the first put date) using the effective interest rate. The effective interest rate for the three and nine months ended December 31, 2013 and 2012 was 6.9%. Interest expense related to our 3% Convertible Senior Notes for the three and nine months ended December 31, 2013 and 2012 was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Contractual coupon interest	$862	$862	$2,588	$2,588
Amortization of debt discount	985	891	2,695	2,663
Total interest expense	$1,847	$1,753	$5,283	$5,251
On April 29, 2013, we entered into the third amendment to the revolving credit and term loan agreement (the “Third Amendment”). The Third Amendment (a) increased the commitments under the Revolving Credit Facility from $200 million to $350 million and (b) extended the maturity date of the Revolving Credit Facility and the five year, $250 million term loan (“Term Loan”) from December 2016 to April 2018. For further details on the Revolving Credit Facility and Term Loan, see Note 5 to the fiscal year 2013 Financial Statements. During the nine months ended December 31, 2013, we had borrowed $281.1 million and made payments of $225.6 million under the Revolving Credit Facility. Additionally, we paid $3.5 million to reduce our borrowings under the Term Loan. As of December 31, 2013, we had $0.5 million in letters of credit outstanding under the Revolving Credit Facility.

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
The following table summarizes the assets as of December 31, 2013, which are valued at fair value on a non-recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2013	Total Loss for the Three Months Ended December 31, 2013	Total Loss for the Nine Months Ended December 31, 2013
Inventories	$—	$13,424	$—	$13,424	$—	$(2,364)
Assets held for sale	—	6,733	—	6,733	(1,234)	(3,414)
Total assets	$—	$20,157	$—	$20,157	$(1,234)	$(5,778)
The following table summarizes the assets as of December 31, 2012, which are valued at fair value on a non-recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012	Total Loss for the Three Months Ended December 31, 2012	Total Loss for the Nine Months Ended December 31, 2012
Assets held for sale	$—	$1,961	$—	$1,961	$—	$(3,889)
Aircraft and equipment	—	7,549	—	7,549	3,500	3,500
Total assets	$—	$9,510	$—	$9,510	$3,500	$(389)
The fair value of inventories using Level 2 inputs is determined by evaluating the current economic conditions for sale and disposal of spare parts, which includes estimates as to the recoverability of the carrying value of the parts based on historical experience with sales and disposal of similar spare parts, the expected timeframe of sales or disposals, the location of the spare parts to be sold and the condition of the spare parts to be sold or otherwise disposed of. The fair value of assets held for sale using Level 2 inputs is determined through evaluation of expected sales proceeds for aircraft. This analysis includes estimates based on historical experience with sales, recent transactions involving similar assets, quoted market prices for similar assets and condition and location of aircraft to be sold or otherwise disposed of. The loss for the three and nine months ended December 31, 2013 related to three and six aircraft held for sale, respectively. The loss for the nine months ended December 31, 2012 related to nine aircraft. The gain for the three months ended December 31, 2012 related to two large aircraft reclassified from held for sale to aircraft and equipment where we previously recorded impairment charges of $3.5 million.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Recurring Fair Value Measurements
The following table summarizes the financial instruments we had as of December 31, 2013, which are valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2013	Balance Sheet Classification
Rabbi Trust investments	$5,654	$—	$—	$5,654	Other assets
Total assets	$5,654	$—	$—	$5,654

Contingent consideration:
Current	$—	$—	$5,989	$5,989	Other accrued liabilities
Long-term	—	—	30,993	30,993	Other liabilities and deferred credits
Total liabilities	$—	$—	$36,982	$36,982
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
The contingent consideration relates to our acquisition of an investment in Cougar. The Cougar purchase agreement includes a potential earn-out of $40 million payable over three years based on Cougar achieving certain agreed performance targets. For further details on the Cougar acquisition, see Note 3 to the fiscal year 2013 Financial Statements.
The following table provides a rollforward of the contingent consideration liability Level 3 fair value measurements during the nine months ended December 31, 2013 (in thousands):

Balance as of March 31, 2013	$35,625
Change in fair value of contingent consideration	1,357
Balance as of December 31, 2013	$36,982
We assess the estimated fair value of the contractual obligation to pay the contingent consideration on a quarterly basis and any changes in estimated fair value are recorded as accretion expense included in depreciation and amortization on our condensed consolidated statements of income. Fluctuations in the fair value of contingent consideration are impacted by two unobservable inputs, management's estimate of the probability of Cougar achieving certain agreed performance targets and the estimated discount rate. As of December 31 and March 31, 2013, the discount rate approximated 4%.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Fair Value of Financial Instruments
The fair value of our financial instruments has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on quoted market prices. The carrying and fair value of our long-term debt, including the current portion, are as follows (in thousands):

	December 31, 2013		March 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
6¼% Senior Notes	$450,000	$475,065	$450,000	$484,875
Term Loan	226,966	226,966	230,625	230,625
3% Convertible Senior Notes	108,891	141,019	106,196	131,819
Revolving Credit Facility	55,500	55,500	—	—
Other	238	238	448	448
	$841,595	$898,788	$787,269	$847,767
Other
The fair values of our cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of these items.
Note 5 — COMMITMENTS AND CONTINGENCIES
Aircraft Purchase Contracts — As shown in the table below, we expect to make additional capital expenditures over the next five fiscal years to purchase additional aircraft. As of December 31, 2013, we had 47 aircraft on order and options to acquire an additional 57 aircraft. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order will provide incremental fleet capacity in terms of revenue and operating income. As discussed in the fiscal year 2013 Financial Statements, we were awarded a contract to provide civilian SAR services for all of the U.K. The SAR configured aircraft on order in the table below are intended to service this contract.

	Three Months Ending March 31, 2014	Fiscal Year Ending March 31,
		2015	2016	2017	2018 and thereafter	Total
Commitments as of December 31, 2013: (1)
Number of aircraft:
Medium	2	10	—	—	—	12
Large (2)	2	13	7	2	—	24
SAR configured	—	5	6	—	—	11
	4	28	13	2	—	47
Related expenditures (in thousands)(3)
Medium and large	$96,511	$343,684	$95,176	$25,769	$—	$561,140
SAR configured	7,859	101,250	98,235	—	—	207,344
	$104,370	$444,934	$193,411	$25,769	$—	$768,484
Options as of December 31, 2013: (2)
Number of aircraft:
Medium	—	2	10	7	3	22
Large (2)	—	—	9	15	11	35
	—	2	19	22	14	57

Related expenditures (in thousands)(3)	$11,622	$131,927	$399,869	$411,515	$198,229	$1,153,162
 ______

(1)	Signed client contracts are currently in place that will utilize 19 of these aircraft.

(2)
Twenty-two aircraft on order and thirteen aircraft under options expected to enter service between fiscal years 2014 and 2018 are subject to the successful development and certification of the aircraft.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(3)	Includes progress payments on aircraft scheduled to be delivered in future periods.
The following chart presents an analysis of our aircraft orders and options during fiscal year 2014:

	Three Months Ended
	December 31, 2013		September 30, 2013		June 30, 2013
	Orders	Options	Orders	Options	Orders	Options
Beginning of period	57	63	47	70	45	70
Aircraft delivered	(7)	—	(5)	—	(5)	—
Aircraft ordered	—	—	11	—	7	—
Exercised options	4	(4)	4	(4)	—	—
Expired options	—	(2)	—	(3)	—	—
Orders assigned subject to leaseback (1)	(7)	—	—	—	—	—
End of period	47	57	57	63	47	70
 ______

(1)	During the three and nine months ended December 31, 2013, we transferred seven of our aircraft we had on order. See Note 1 for further discussion.
We periodically purchase aircraft for which we have no orders.
Operating Leases — We have non-cancelable operating leases in connection with the lease of certain equipment, land and facilities, including leases for aircraft. Rental expense incurred under all operating leases was $28.3 million and $17.6 million for the three months ended December 31, 2013 and 2012, respectively, and $74.6 million and $49.2 million for the nine months ended December 31, 2013 and 2012, respectively. Rental expense incurred under operating leases for aircraft was $22.3 million and $12.4 million for the three months ended December 31, 2013 and 2012, respectively and $58.4 million and $33.9 million for the nine months ended December 31, 2013 and 2012, respectively.
We are using a financing strategy whereby we utilize operating leases to a larger extent than in the past. As part of this operating lease strategy, during the nine months ended December 31, 2013, we sold thirteen aircraft for $217.9 million and entered into thirteen separate agreements to lease back these aircraft.
The aircraft leases range from base terms of five to 84 months with renewal options of up to 108 months in some cases, include purchase options upon expiration and some include early purchase options. The leases contain terms customary in transactions of this type, including provisions that allow the lessor to repossess the aircraft and require us to pay a stipulated amount if we default on our obligations under the agreements. The following is a summary of the terms related to aircraft leased under operating leases with original or remaining terms in excess of one year as of December 31, 2013:

End of Lease Term	Number of Aircraft	Monthly Lease Payments (in thousands)
Three months ending March 31, 2014 to fiscal year 2015	2	$187
Fiscal year 2016 to fiscal year 2018	17	3,562
Fiscal year 2019 to fiscal year 2024	26	3,620
	45	$7,369

Employee Agreements — Approximately 50% of our employees are represented by collective bargaining agreements and/or unions. These agreements generally include annual escalations of up to 12%. Periodically, certain groups of our employees who are not covered by a collective bargaining agreement consider entering into such an agreement.
During the three and nine months ended December 31, 2013, we recognized $1.4 million and $1.7 million, respectively, in severance expense included in direct costs and general administrative expense in our North America business unit primarily as a result of our planned closure of our Alaska operations. During the three and nine months ended December 31, 2013, we recognized $2.1 million in compensation expense included in direct cost related to severance costs as a result of the termination of a contract in the Southern North Sea. During the nine months ended December 31, 2012, we recognized $2.2 million in compensation expense included in direct cost related to severance costs as a result of the termination of a separate contract in the Southern North Sea. Also, during the nine months ended December 31, 2012, we recognized approximately $2.0 million in compensation expense (including expenses recorded for the acceleration of unvested stock options and restricted stock) included in general and administrative expense related to the separation between us and our former Senior Vice President and General Counsel.

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
Airbus Helicopters (formerly Eurocopter), the manufacturer of the EC225 Super Puma aircraft, has indicated that they have determined the root causes of the gear shaft failure in the EC225 that occurred in 2012. This determination has been reviewed and verified by airworthiness authorities and independent third parties. The definitive solution to the problem will be a redesign of the gear shaft.  Airbus Helicopters has advised that it is anticipated that the European Aviation Safety Authority (the “EASA”) will confirm certification of the new shaft in the first quarter of fiscal year 2015, with the expectation that the global oil and gas fleet will have the new shaft installed in the following twelve months. However, in July 2013 the EASA issued an airworthiness directive providing for interim solutions involving minor aircraft modifications and new maintenance/operating procedures for mitigating shaft failure and enhancing early detection.
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
Currently, no client contracts have been cancelled in connection with the suspension in operations of the EC225 aircraft or the AS332L2 ditching and we believe we have the contractual right to continue to receive monthly standing charges billed to our clients. In certain instances we have agreed to reduced monthly standing charge billings for the affected aircraft. We have been able to substantially replace the lost utilization from the EC225 aircraft with other aircraft, mitigating the impact on our results of operations for the three and nine months ended December 31, 2013.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The current situation will continue until the necessary modifications are made to the EC225 fleet and we are confident that the interim modifications will allow us to operate the aircraft safely. Our EC225 fleet commenced return to operational service in the third quarter of fiscal year 2014 and the operational modification process is progressing. Until the fleet is again fully operational and under commercial arrangements similar to before the operational suspension, this situation could have a material adverse effect on our future business, financial condition and results of operations.
Following the August 2013 accident and in conjunction with two other helicopter operators in the U.K., we have embarked upon a Joint Operator’s Review of Safety to review current processes, procedures and equipment in order to identify best practice in the offshore helicopter industry, with a view to further enhancing safety for our clients and crew. Bristow Helicopters also separately participated in a United Kingdom Parliamentary Inquiry on helicopter safety (the “Inquiry”) which commenced November 6, 2013 with written submissions made on December 20, 2013 and oral hearings held January 27, 2014. We expect an official Inquiry report to be issued in the coming months.
On October 27, 2012, in the course of routine operations, a Bell 206 operated by a subsidiary of ours, performed a controlled sea ditching in Nigeria. All four people on board were uninjured and safe and the aircraft has been recovered. We are currently working with authorities in their investigation.
On January 21, 2014, in the course of a routine pilot training maneuver, a Schweizer 300CBi operated by Bristow Academy, experienced a rollover damaging the aircraft. Both individuals on board were uninjured. We are currently working with authorities in their investigation.
We are a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.
Note 6 — TAXES
Our effective income tax rates were 13.4% and 17.5% for the three months ended December 31, 2013 and 2012, respectively, and 24.9% and 19.6% for the nine months ended December 31, 2013 and 2012. Our effective income tax rates for the three and nine months ended December 31, 2013 reflects a $6.2 million benefit due to the revaluation of our deferred taxes as a result of the Líder tax amnesty payment. Additionally, our effective tax rates for the nine months ended December 31, 2013 reflects $36.3 million of tax expense for the sale of the FB Entities, partially offset by a $2.1 million benefit due to the revaluation of our deferred taxes as a result of the enactment of a tax rate reduction in the U.K. Excluding these items, our effective tax rates were 23.1% and 19.6% for the three and nine months ended December 31, 2013, respectively.
Our effective tax rate was also impacted by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits. As of December 31, 2013, there were $1.6 million of unrecognized tax benefits, all of which would have an impact on our effective tax rate, if recognized.
Note 7 — EMPLOYEE BENEFIT PLANS
Pension Plans
The following table provides a detail of the components of net periodic pension cost (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Service cost for benefits earned during the period	$2,162	$2,086	$6,283	$6,195
Interest cost on pension benefit obligation	6,892	6,526	20,032	19,377
Expected return on assets	(7,486)	(7,386)	(21,759)	(21,931)
Amortization of unrecognized losses	1,978	1,681	5,752	4,990
Net periodic pension cost	$3,546	$2,907	$10,308	$8,631
We pre-funded our contributions of £12.5 million ($19.0 million) to our U.K. Staff pension plan for fiscal year 2014 in the last quarter of fiscal year 2013. The current estimate of our cash contributions to our U.K. pension plans and Norwegian pension plan for fiscal year 2014 are $15.5 million and $10.6 million, respectively, of which $14.3 million and $8.0 million, respectively, were paid during the nine months ended December 31, 2013.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Incentive Compensation
Stock–based awards are currently made under the Bristow Group Inc. 2007 Long-Term Incentive Plan (the “2007 Plan”). A maximum of 5,400,000 shares of common stock, par value $.01 per share (“Common Stock”), are reserved. Awards granted under the 2007 Plan may be in the form of stock options, stock appreciation rights, shares of restricted stock, other stock-based awards (payable in cash or Common Stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants. As of December 31, 2013, 3,030,709 shares remained available for grant under the 2007 Plan.
We have a number of other incentive and stock option plans which are described in Note 10 to our fiscal year 2013 Financial Statements.
Total stock-based compensation expense, which includes stock options, restricted stock units and restricted stock, totaled $4.0 million and $3.5 million for the three months ended December 31, 2013 and 2012, respectively, and $10.7 million and $9.0 million for nine months ended December 31, 2013 and 2012, respectively. Stock-based compensation expense has been allocated to our various business units.
During the nine months ended December 31, 2013, we awarded 179,821 shares of restricted stock at an average grant date fair value of $63.19 per share. Also during the nine months ended December 31, 2013, 302,678 stock options were granted. The following table shows the assumptions used to compute the stock-based compensation expense for stock options granted during the nine months ended December 31, 2013:

Risk free interest rate	1.01%
Expected life (years)	5
Volatility	48.7%
Dividend yield	1.60%
Weighted average exercise price of options granted	$62.66 per option
Weighted average grant-date fair value of options granted	$23.77 per option
During the three months ended December 31, 2013, we corrected our accounting for grants of restricted stock and stock options granted to non-employee directors and are now accounting for these awards using liability accounting. The liability recorded for these awards as of December 31, 2013 was $1.0 million included in other accrued liabilities on our condensed consolidated balance sheet and represents an accrual based on the fair value of these awards on that date. The correction in this accounting resulted in an immaterial impact on our condensed consolidated statements of income for the three and nine months ended December 31, 2013.
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
Performance cash awards vest and pay out in cash three years after the date of grant at varying levels depending on our performance in Total Shareholder Return against a peer group of companies. These awards were designed to tie a significant portion of total compensation to performance. One of the effects of this type of compensation is that it requires liability accounting which can result in volatility in earnings. The liability recorded for these awards as of December 31 and March 31, 2013 was $14.2 million and $13.4 million, respectively, and represents an accrual based on the fair value of the awards on those dates. The increase in the liability during the nine months ended December 31, 2013 resulted from the value of the new awards granted in June 2013 and increase in the value of the awards granted in May 2012 and June 2011, partially offset by the payout in June 2013 of the awards granted in June 2010. Any changes in fair value of the awards in future quarters will increase or decrease the liability and impact results in those periods. The effect, either positive or negative, on future period earnings can vary based on factors including changes in our stock price or the stock prices of the peer group companies, as well as changes in other market and company-specific assumptions that are factored into the calculation of fair value of the performance cash awards.
Compensation expense related to the performance cash awards recorded during the three months ended December 31, 2013 and 2012 was $2.4 million and $2.3 million, respectively, and during the nine months ended December 31, 2013 and 2012 was $6.1 million and $6.3 million, respectively.
Note 8 — DIVIDENDS, SHARE REPURCHASES AND EARNINGS PER SHARE
Dividends
On February 5, 2014, our board of directors approved a dividend of $0.25 per share of Common Stock, payable on March 14, 2014 to shareholders of record on February 28, 2014. See discussion of our dividends in Note 11 to our fiscal year 2013 Financial Statements. The declaration of future dividends is at the discretion of our board of directors and subject to our results of operations, financial condition, cash requirements and other factors and restrictions under applicable law and our debt instruments.
Share Repurchases
On November 2, 2011, our board of directors authorized the expenditure of up to $100 million to repurchase shares of our Common Stock within 12 months from that date, of which $25.1 million was spent. On November 2, 2012, our board of directors extended the date to repurchase shares of our Common Stock by 12 months and increased the remaining repurchase amount to $100 million of which $1.2 million was spent. On November 5, 2013, our board of directors extended the date to repurchase up to $100 million of shares of our Common Stock by another 12 months. During the three months ended December 31, 2013, we spent $16.5 million to repurchase 215,310 shares of our Common Stock. During January 2014, we spent an additional $16.9 million to repurchase another 230,490 shares of our Common Stock. In February 2014, our board of directors increased the remaining repurchase amount to $100 million through November 5, 2014. For additional information on our repurchases of Common Stock, see “Share Repurchases” in Note 11 to the fiscal year 2013 Financial Statements. The timing and method of any repurchases under the program will depend on a variety of factors, is subject to our results of operations, financial condition, cash requirements, and other factors and restrictions under applicable law and our debt instruments, and may be suspended or discontinued at any time.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Earnings per Share
Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per common share excludes options to purchase shares, restricted stock units and restricted stock awards, which were outstanding during the period but were anti-dilutive, as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Options:
Outstanding	576,178	533,181	530,965	462,448
Weighted average exercise price	$53.33	$43.55	$51.78	$43.81
Restricted stock units:
Outstanding	—	4,040	—	4,040
Weighted average price	$—	$53.89	$—	$53.89
Restricted stock awards:
Outstanding	—	—	274	—
Weighted average price	$—	$—	$64.20	$—

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Net income available to common stockholders (in thousands):
Income available to common stockholders – basic	$18,927	$36,392	$156,419	$89,722
Interest expense on assumed conversion of 3% Convertible Senior Notes, net of tax (1)	—	—	—	—
Income available to common stockholders – diluted	$18,927	$36,392	$156,419	$89,722
Shares:
Weighted average number of common shares outstanding – basic	36,477,191	36,010,211	36,175,207	35,944,985
Assumed conversion of 3% Convertible Senior Notes outstanding during the period (1)	—	—	—	—
Net effect of dilutive stock options, restricted stock units and restricted stock awards based on the treasury stock method	292,603	555,583	398,750	655,100
Weighted average number of common shares outstanding – diluted	36,769,794	36,565,794	36,573,957	36,600,085

Basic earnings per common share	$0.52	$1.01	$4.32	$2.50
Diluted earnings per common share	$0.51	$1.00	$4.28	$2.45
_____________

(1)
Diluted earnings per common share for the three and nine months ended December 31, 2013 and 2012 excludes a number of potentially dilutive shares determined pursuant to a specified formula initially issuable upon the conversion of our 3% Convertible Senior Notes. The 3% Convertible Senior Notes will be convertible, under certain circumstances, using a net share settlement process, into a combination of cash and our Common Stock. As of December 31, 2013, the base conversion price of the notes was approximately $74.81, based on the base conversion rate of 13.3666 shares of Common Stock per $1,000 principal amount of convertible notes (subject to adjustment in certain circumstances, including the payment of dividends). In general, upon conversion of a note, the holder will receive cash equal to the principal amount of the note and Common Stock to the extent of the note’s conversion value in excess of such principal amount. In addition, if at the time of conversion the applicable price of our Common Stock exceeds the base conversion price, holders will receive up to an additional 8.6882 shares of our Common Stock per $1,000 principal amount of notes, as determined pursuant to a specified formula. Such shares did not impact our calculation of diluted earnings per share for the three and nine months ended December 31, 2013 and 2012 as our average stock price during these periods did not meet or exceed the conversion requirements.

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
The following shows business unit information for the three and nine months ended December 31, 2013 and 2012 and as of December 31 and March 31, 2013, where applicable, reconciled to consolidated totals, and prepared on the same basis as our condensed consolidated financial statements (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Business unit gross revenue from external clients:
Europe	$188,968	$153,366	$541,420	$461,434
West Africa	83,150	81,170	242,019	219,841
North America	55,207	59,579	174,507	169,610
Australia	38,642	48,266	123,106	137,607
Other International	30,825	32,096	96,047	97,710
Corporate and other	15,543	13,992	51,558	30,629
Total business unit gross revenue	$412,335	$388,469	$1,228,657	$1,116,831
Intra-business unit gross revenue:
Europe	$—	$—	$—	$65
West Africa	—	—	—	—
North America	2	4	(5)	254
Australia	—	—	—	—
Other International	—	—	—	—
Corporate and other	934	925	3,007	1,636
Total intra-business unit gross revenue	$936	$929	$3,002	$1,955
Consolidated gross revenue reconciliation:
Europe	$188,968	$153,366	$541,420	$461,499
West Africa	83,150	81,170	242,019	219,841
North America	55,209	59,583	174,502	169,864
Australia	38,642	48,266	123,106	137,607
Other International	30,825	32,096	96,047	97,710
Corporate and other	16,477	14,917	54,565	32,265
Intra-business unit eliminations	(936)	(929)	(3,002)	(1,955)
Total consolidated gross revenue	$412,335	$388,469	$1,228,657	$1,116,831

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Earnings from unconsolidated affiliates, net of losses – equity method investments:
Europe (1)	$758	$4,458	$4,671	$8,832
North America	536	—	640	—
Other International	(17,281)	4,460	(6,239)	9,069
Total earnings from unconsolidated affiliates, net of losses – equity method investments	$(15,987)	$8,918	$(928)	$17,901

Consolidated operating income (loss) reconciliation:
Europe	$29,729	$31,235	$82,708	$80,119
West Africa	21,777	22,883	59,261	52,444
North America	6,666	8,560	23,953	21,165
Australia	(1,027)	6,237	4,761	19,575
Other International	(12,808)	13,754	14,288	31,495
Corporate and other	(18,817)	(15,945)	(44,612)	(44,176)
Gain (loss) on disposal of assets	3,982	7,396	(803)	819
Total consolidated operating income	$29,502	$74,120	$139,556	$161,441

Depreciation and amortization:
Europe	$7,899	$8,113	$23,353	$24,121
West Africa	3,494	3,185	10,189	9,378
North America	5,797	6,172	17,993	12,545
Australia	2,362	2,846	6,159	7,833
Other International	3,517	3,577	10,734	12,910
Corporate and other	586	974	1,904	2,773
Total depreciation and amortization	$23,655	$24,867	$70,332	$69,560

	December 31, 2013	March 31, 2013
Identifiable assets:
Europe	$887,476	$808,568
West Africa	495,375	390,402
North America	506,188	527,710
Australia	247,575	245,757
Other International	554,320	589,361
Corporate and other	585,800	388,894
Total identifiable assets (2)	$3,276,734	$2,950,692

Investments in unconsolidated affiliates – equity method investments:
Europe (1)	$1,044	$8,569
North America	61,157	60,517
Other International	186,780	196,751
Total investments in unconsolidated affiliates – equity method investments	$248,981	$265,837
_____________

(1)	On July 14, 2013, we sold our 50% interest in the FB Entities. See Note 2 for further discussion.

(2)
Includes $425.1 million and $222.8 million of construction in progress within property and equipment on our condensed consolidated balance sheets as of December 31 and March 31, 2013, respectively, which primarily represents progress payments on aircraft to be delivered in future periods.

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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Income
Three Months Ended December 31, 2013

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$—	$74,092	$338,243	$—	$412,335
Intercompany revenue	366	24,457	—	(24,823)	—
	366	98,549	338,243	(24,823)	412,335
Operating expense:
Direct cost and reimbursable expense	—	57,490	240,777	—	298,267
Intercompany expenses	—	—	24,823	(24,823)	—
Depreciation and amortization	698	10,708	12,249	—	23,655
General and administrative	14,307	9,814	24,827	—	48,948
	15,005	78,012	302,676	(24,823)	370,870

Gain (loss) on disposal of assets	(45)	1,930	2,097	—	3,982
Earnings from unconsolidated affiliates, net of losses	1,733	—	(15,988)	(1,690)	(15,945)
Operating income (loss)	(12,951)	22,467	21,676	(1,690)	29,502
Interest income	33,765	—	405	(33,763)	407
Interest expense	(7,994)	(1,810)	(31,212)	33,763	(7,253)
Other income (expense), net	(38)	(182)	(476)	—	(696)

Income (loss) before provision for income taxes	12,782	20,475	(9,607)	(1,690)	21,960
Allocation of consolidated income taxes	6,159	(418)	(8,687)	—	(2,946)
Net income (loss)	18,941	20,057	(18,294)	(1,690)	19,014
Net income attributable to noncontrolling interests	(14)	—	(73)	—	(87)
Net income (loss) attributable to Bristow Group	$18,927	$20,057	$(18,367)	$(1,690)	$18,927

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Income
Nine Months Ended December 31, 2013

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$—	$229,253	$999,404	$—	$1,228,657
Intercompany revenue	1,114	66,329	—	(67,443)	—
	1,114	295,582	999,404	(67,443)	1,228,657
Operating expense:
Direct cost and reimbursable expense	—	172,477	710,869	—	883,346
Intercompany expenses	—	—	67,443	(67,443)	—
Depreciation and amortization	2,151	32,439	35,742	—	70,332
General and administrative	40,440	25,973	69,322	—	135,735
	42,591	230,889	883,376	(67,443)	1,089,413

Gain (loss) on disposal of assets	(45)	391	(1,149)	—	(803)
Earnings from unconsolidated affiliates, net of losses	171,641	—	1,072	(171,598)	1,115
Operating income	130,119	65,084	115,951	(171,598)	139,556
Interest income	93,463	—	1,283	(93,458)	1,288
Interest expense	(38,187)	(3,317)	(88,655)	93,458	(36,701)
Gain on sale of unconsolidated affiliate	—	—	103,924	—	103,924
Other income (expense), net	(156)	(342)	(77)	—	(575)
Income before provision for income taxes	185,239	61,425	132,426	(171,598)	207,492
Allocation of consolidated income taxes	(28,775)	(2,786)	(20,121)	—	(51,682)
Net income	156,464	58,639	112,305	(171,598)	155,810
Net (income) loss attributable to noncontrolling interests	(45)	—	654	—	609
Net income attributable to Bristow Group	$156,419	$58,639	$112,959	$(171,598)	$156,419

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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Comprehensive Income
Three Months Ended December 31, 2013

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net income (loss)	$18,941	$20,057	$(18,294)	$(1,690)	$19,014
Other comprehensive income (loss):
Currency translation adjustments	16,106	—	(14,117)	2,427	4,416
Total comprehensive income (loss)	35,047	20,057	(32,411)	737	23,430

Net income attributable to noncontrolling interests	(14)	—	(73)	—	(87)
Currency translation adjustments attributable to noncontrolling interests	—	—	18	—	18
Total comprehensive income attributable to noncontrolling interests	(14)	—	(55)	—	(69)
Total comprehensive income (loss) attributable to Bristow Group	$35,033	$20,057	$(32,466)	$737	$23,361

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Comprehensive Income
Nine Months Ended December 31, 2013

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net income	$156,464	$58,639	$112,305	$(171,598)	$155,810
Other comprehensive income:
Currency translation adjustments	20,131	—	(35,774)	31,504	15,861
Total comprehensive income	176,595	58,639	76,531	(140,094)	171,671

Net (income) loss attributable to noncontrolling interests	(45)	—	654	—	609
Currency translation adjustments attributable to noncontrolling interests	—	—	(220)	—	(220)
Total comprehensive (income) loss attributable to noncontrolling interests	(45)	—	434	—	389
Total comprehensive income attributable to Bristow Group	$176,550	$58,639	$76,965	$(140,094)	$172,060

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Comprehensive Income
Three Months Ended December 31, 2012

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net income	$36,407	$28,088	$20,934	$(48,743)	$36,686
Other comprehensive income:
Currency translation adjustments	241	—	369	242	852
Total comprehensive income	36,648	28,088	21,303	(48,501)	37,538

Net income attributable to noncontrolling interests	(15)	—	(279)	—	(294)
Currency translation adjustments attributable to noncontrolling interests	—	—	82	—	82
Total comprehensive income attributable to noncontrolling interests	(15)	—	(197)	—	(212)
Total comprehensive income attributable to Bristow Group	$36,633	$28,088	$21,106	$(48,501)	$37,326

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Comprehensive Income
Nine Months Ended December 31, 2012

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net income	$89,771	$67,157	$21,946	$(87,558)	$91,316
Other comprehensive income (loss):
Currency translation adjustments	4,821	—	(40,003)	40,762	5,580
Total comprehensive income (loss)	94,592	67,157	(18,057)	(46,796)	96,896

Net income attributable to noncontrolling interests	(49)	—	(1,545)	—	(1,594)
Currency translation adjustments attributable to noncontrolling interests	—	—	(20)	—	(20)
Total comprehensive income attributable to noncontrolling interests	(49)	—	(1,565)	—	(1,614)
Total comprehensive income (loss) attributable to Bristow Group	$94,543	$67,157	$(19,622)	$(46,796)	$95,282

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Balance Sheet
As of December 31, 2013

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$14,035	$10,162	$299,033	$—	$323,230
Accounts receivable	15,845	98,651	228,461	(87,645)	255,312
Inventories	—	51,425	109,640	—	161,065
Assets held for sale	—	14,496	7,699	—	22,195
Prepaid expenses and other current assets	16,269	6,213	17,932	—	40,414
Total current assets	46,149	180,947	662,765	(87,645)	802,216
Intercompany investment	1,275,114	111,435	—	(1,386,549)	—
Investment in unconsolidated affiliates	—	—	255,267	—	255,267
Intercompany notes receivable	1,329,124	—	—	(1,329,124)	—
Property and equipment—at cost:
Land and buildings	977	49,336	68,406	—	118,719
Aircraft and equipment	51,508	1,313,119	1,176,755	—	2,541,382
	52,485	1,362,455	1,245,161	—	2,660,101
Less: Accumulated depreciation and amortization	(12,421)	(211,202)	(306,525)	—	(530,148)
	40,064	1,151,253	938,636	—	2,129,953
Goodwill	—	4,755	25,341	—	30,096
Other assets	221,136	1,255	39,761	(202,950)	59,202
Total assets	$2,911,587	$1,449,645	$1,921,770	$(3,006,268)	$3,276,734

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$7,223	$57,130	$76,153	$(80,458)	$60,048
Accrued liabilities	23,813	29,584	121,489	(6,077)	168,809
Current deferred taxes	—	(880)	3,131	—	2,251
Short-term borrowings and current maturities of long-term debt	8,072	—	238	—	8,310
Deferred sale leaseback advance	—	81,372	—	—	81,372
Total current liabilities	39,108	167,206	201,011	(86,535)	320,790
Long-term debt, less current maturities	833,285	—	—	—	833,285
Intercompany notes payable	—	432,729	1,100,310	(1,533,039)	—
Accrued pension liabilities	—	—	124,974	—	124,974
Other liabilities and deferred credits	10,702	45,165	33,159	(258)	88,768
Deferred taxes	130,980	9,472	5,532	—	145,984
Stockholders’ investment:
Common stock	373	4,996	22,876	(27,872)	373
Additional paid-in-capital	757,213	9,291	270,905	(280,196)	757,213
Retained earnings	1,223,904	780,786	172,461	(953,247)	1,223,904
Accumulated other comprehensive income (loss)	(42,761)	—	(16,160)	(125,121)	(184,042)
Treasury shares	(42,848)	—	—	—	(42,848)
Total Bristow Group stockholders’ investment	1,895,881	795,073	450,082	(1,386,436)	1,754,600
Noncontrolling interests	1,631	—	6,702	—	8,333
Total stockholders’ investment	1,897,512	795,073	456,784	(1,386,436)	1,762,933
Total liabilities and stockholders’ investment	$2,911,587	$1,449,645	$1,921,770	$(3,006,268)	$3,276,734

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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Cash Flows
Nine Months Ended December 31, 2013

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(71,505)	$95,359	$113,445	$—	$137,299
Cash flows from investing activities:
Capital expenditures	(20,579)	(411,557)	(199,775)	105,863	(526,048)
Proceeds from asset dispositions	—	211,655	139,075	(105,863)	244,867
Proceeds from sale of unconsolidated affiliate	—	—	112,210	—	112,210
Net cash provided by (used in) investing activities	(20,579)	(199,902)	51,510	—	(168,971)
Cash flows from financing activities:
Proceeds from borrowings	281,100	—	2,877	—	283,977
Debt issuance costs	(15,152)	—	—	—	(15,152)
Repayment of debt	(229,059)	—	(3,004)	—	(232,063)
Dividends paid	(24,252)	34	(3,100)	—	(27,318)
Increases (decreases) in cash related to intercompany advances and debt	58,519	3,188	(61,707)	—	—
Partial prepayment of put/call obligation	(42)	—	—	—	(42)
Acquisition of noncontrolling interest	—	—	(2,078)	—	(2,078)
Proceeds from assignment of aircraft purchases	—	106,113	—	—	106,113
Repurchase of Common Stock	(16,544)	—	—	—	(16,544)
Issuance of Common Stock	14,368	—	—	—	14,368
Tax benefit related to stock-based compensation	5,328	—	—	—	5,328
Net cash provided by (used in) financing activities	74,266	109,335	(67,012)	—	116,589
Effect of exchange rate changes on cash and cash equivalents	—	—	22,690	—	22,690
Net increase (decrease) in cash and cash equivalents	(17,818)	4,792	120,633	—	107,607
Cash and cash equivalents at beginning of period	31,853	5,370	178,400	—	215,623
Cash and cash equivalents at end of period	$14,035	$10,162	$299,033	$—	$323,230

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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 11 — SUBSEQUENT EVENTS
On February 6, 2014, Bristow Helicopters acquired a 60% interest in the privately owned Eastern Airways International Limited (“Eastern Airways”) for cash of £27 million ($45 million) with possible earn out consideration of up to £6 million ($10 million) to be paid over a three year period based on the achievement of specified financial performance thresholds. In addition, Bristow Helicopters entered into agreements with the other stockholders of Eastern Airways that grant Bristow Helicopters the right to buy all of their Eastern Airways shares (and grant them the right after seven years to require Bristow Helicopters to buy all of their shares) and include transfer restrictions and other customary provisions. Eastern Airways is a regional fixed wing operator based at Humberside Airport located in North Lincolnshire, England with both charter and scheduled services targeting U.K. oil and gas industry transport. We believe this investment will strengthen Bristow Helicopters’ ability to provide a complete suite of point to point transportation services for existing European based passengers, expand helicopter services in certain areas like the Shetland Islands and create a more integrated logistics solution for global clients.
The acquisition of Eastern Airways will be accounted for under the purchase method and the results will be consolidated from the date of acquisition in the Europe business unit. The purchase price will be allocated based on the fair value of assets acquired and liabilities assumed as of the acquisition date.
On February 3, 2014, the Company announced that William E. Chiles will resign as President and Chief Executive Officer of the Company effective upon the conclusion of the 2014 annual meeting of the stockholders of the Company, and he has elected not to run for re-election and will not continue to serve as a director after that meeting. Following his resignation as an officer, Mr. Chiles will remain an employee of the Company and will provide consulting services to the Company.
Jonathan E. Baliff has been appointed President and Chief Executive Officer to succeed Mr. Chiles effective immediately following the resignation of Mr. Chiles as an officer of the Company. The Company expects to nominate Mr. Baliff as a member of the Board of Directors of the Company effective for the term beginning upon the conclusion of the 2014 annual meeting of the stockholders of the Company.
Mr. Chiles and the Company have entered into a Retirement and Consulting Agreement, dated January 30, 2014 (the “Agreement”) to specify the terms of his continued employment with the Company. Prior to his resignation as an officer, Mr. Chiles will continue to serve as the Company’s President and Chief Executive Officer and will (1) receive a salary of $950,000 per year commencing January 1, 2014, (2) remain eligible for annual bonuses, with the fiscal year 2014 annual bonus based on an annual salary of $950,000 for the entire period and the fiscal year 2015 annual bonus pro-rated for his time of service as an officer of the Company and paid at the greater of target level of 100% of salary for that period or the level of actual achievement of relevant performance goals, (3) remain eligible for a grant of long-term incentive awards, which may include equity awards and performance cash awards, in the sole discretion of the Compensation Committee of the Board of Directors of the Company, and (4) remain eligible for participation in the Company’s 401(k), welfare, deferred compensation and other plans pursuant to the terms of such plans.
Upon his resignation as an officer, Mr. Chiles will be entitled to a lump sum cash payment of $3.8 million, which is equivalent to the amount that would be payable as severance under the employment agreement that was in effect prior to the execution of the Agreement. In addition, all outstanding long-term incentive awards other than awards granted in 2014 will fully vest.
Under the terms of the Agreement, following his resignation as an officer and ending July 31, 2016, Mr. Chiles will provide consulting services to the Company relating to the achievement of certain business objectives and matters of strategy. During the period that he provides consulting services to the Company, Mr. Chiles will (1) receive a salary at the rate of $950,000 per year, (2) be eligible for a discretionary cash bonus with respect to the first year of his provision of consulting services, (3) be eligible to participate in the Company’s 401(k) plan and welfare plans and (4) be eligible for deferred compensation in an amount described below. The Company will also provide office and administrative support services to Mr. Chiles. Mr. Chiles is not eligible to receive grants of equity awards following the effective date of his resignation as an officer.
Upon termination of his employment with the Company due to death, disability or involuntary termination without cause prior to his resignation as an officer, Mr. Chiles will receive (1) payment of his annual salary through the date of the 2014 annual meeting of the stockholders of the Company, (2) payment of annual bonuses to which he would have otherwise been entitled with respect to service through the date of the 2014 annual meeting of the stockholders of the Company and (3) full vesting of his long-term incentive awards other than the 2014 long-term incentive awards. In addition to the foregoing (to the extent not previously paid) and subject to timely execution of a release of claims against the Company and its affiliates, upon expiration of the consulting period on July 31, 2016, or upon any earlier termination of his employment with the Company due to death, disability or involuntary termination without cause, Mr. Chiles will receive (A) payment of his annual salary through July 31, 2016, (B) full vesting of the

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2014 long-term incentive awards, (C) a lump sum cash payment of $250,000 for health insurance coverage and (D) a payment of 20% of all salary and any cash bonus amount attributable to any period after he is no longer eligible to participate in the Company’s deferred compensation plan. With respect to any potential excise tax liability, the Agreement supersedes Mr. Chiles’ employment agreement so under no circumstances will he have any right to receive any tax gross-up payment for golden parachute excise tax liability.  Similarly, no officer of the Company, including Mr. Baliff, has any right to receive any tax gross-up payment for golden parachute excise tax liability.
The Agreement contains certain restrictive covenants and confidentiality provisions, including non-compete and non-solicitation obligations continuing for 18 months after Mr. Chiles terminates all employment and consulting services with the Company, and a mutual non-disparagement provision.
Retention awards of restricted stock units were granted on February 3, 2014 to Jeremy Akel, Mark B. Duncan, Hilary S. Ware and E. Chipman Earle in the amount of 12,784 shares, 14,330 shares, 13,206 shares and 12,223 shares, respectively, at a grant date fair value of $71.18. These retention awards will vest on February 3, 2017, subject to continued service through that date by the applicable executive, or if earlier upon the executive’s death or disability or a change of control of the Company.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Bristow Group Inc.:
We have reviewed the condensed consolidated balance sheet of Bristow Group Inc. and subsidiaries (the Company) as of December 31, 2013, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended December 31, 2013 and 2012, and cash flows for the nine-month periods ended December 31, 2013 and 2012. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
February 6, 2014

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (the “fiscal year 2013 Annual Report”) and the MD&A contained therein. In the discussion that follows, the terms “Current Quarter” and “Comparable Quarter” refer to the three months ended December 31, 2013 and 2012, respectively, and the terms “Current Period” and “Comparable Period” refer to the nine months ended December 31, 2013 and 2012, respectively. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ending March 31, 2014 is referred to as “fiscal year 2014.”
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
The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. For a more detailed description of risk factors, please see the risks and uncertainties described under Item 1A. “Risk Factors” included in the fiscal year 2013 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 the (“Second Quarter Quarterly Report”).
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
General
We are the leading provider of helicopter services to the worldwide offshore energy industry based on the number of aircraft operated and one of two helicopter service providers to the offshore energy industry with global operations. We have a long history in the helicopter services industry through Bristow Helicopters Limited ("Bristow Helicopters") and Offshore Logistics, Inc., having been founded in 1955 and 1969, respectively. We have major transportation operations in the North Sea, Nigeria and the U.S. Gulf of Mexico, and in most of the other major offshore energy producing regions of the world, including Australia, Brazil, Canada, Russia and Trinidad. We provide civilian SAR services in Australia, Brazil, Canada, Cyprus, Dutch Antilles, the Netherlands, Norway, Russia and Trinidad, and we started providing SAR services for North Scotland during the Current Period. Additionally, we were recently awarded a new contract to provide civilian SAR services for all of the U.K. We generated 80%, 87% and 88% of our consolidated operating revenue, business unit operating income and business unit adjusted EBITDAR, respectively, from operations outside of the U.S. during the Current Period. Adjusted EBITDAR is calculated by taking our net income and adjusting for interest expense, depreciation and amortization, rent expense (included as components of direct cost and general and administrative expense), provision for income taxes, gain (loss) on disposal of assets and any special items during the reported periods.
We conduct our business in one segment: Helicopter Services. The Helicopter Services segment operations are conducted primarily through five business units:

•	Europe,

•	West Africa,

•	North America,

•	Australia, and

•	Other International.
We provide helicopter services to a broad base of major integrated, national and independent offshore energy companies. Our clients charter our helicopters primarily to transport personnel between onshore bases and offshore production platforms, drilling rigs and other installations. To a lesser extent, our clients also charter our helicopters to transport time-sensitive equipment to these offshore locations. These clients' operating expenditures in the production sector are the principle source of our revenue, while their exploration and development capital expenditures provide a lesser portion of our revenue. The clients for SAR services include both the oil and gas industry, where our revenue is primarily dependent on our client's operating expenditures, and governmental agencies, where our revenue is dependent on a country's desire to privatize SAR and enter into long-term contracts. In addition to our primary Helicopter Services operations, we also operate a training business unit, Bristow Academy, and provide technical services to clients in the U.S. and U.K. As of December 31, 2013, we operated 345 aircraft (including 264 owned aircraft and 81 leased aircraft; 21 of the owned aircraft are held for sale) and our unconsolidated affiliates operated 126 aircraft in addition to those aircraft leased from us.

The chart below presents (1) the number of helicopters in our fleet and their distribution among the business units of our Helicopter Services segment as of December 31, 2013; (2) the number of helicopters which we had on order or under option as of December 31, 2013; and (3) the percentage of operating revenue which each of our business units provided during the Current Period. For additional information regarding our commitments and options to acquire aircraft, see Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

		Aircraft in Consolidated Fleet
	Percentage of Current Period Operating Revenue	Helicopters
		Small	Medium	Large	Training	Fixed Wing		Unconsolidated Affiliates (3)
							Total (1)(2)		Total
Europe	41%	—	9	56	—	—	65	—	65
West Africa	21%	9	27	7	—	3	46	—	46
North America	16%	50	25	12	—	—	87	—	87
Australia	10%	2	7	16	—	—	25	—	25
Other International	8%	2	32	13	—	—	47	126	173
Corporate and other	4%	—	—	—	75	—	75	—	75
Total	100%	63	100	104	75	3	345	126	471
Aircraft not currently in fleet: (4)
On order		—	12	35	—	—	47
Under option		—	22	35	—	—	57

(1)	Includes 21 aircraft held for sale and 81 leased aircraft as follows:

	Held for Sale Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Training	Fixed Wing	Total
Europe	—	—	2	—	—	2
West Africa	—	2	—	—	—	2
North America	11	—	—	—	—	11
Australia	—	—	—	—	—	—
Other International	1	3	—	—	—	4
Corporate and other	—	—	—	2	—	2
Total	12	5	2	2	—	21

	Leased Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Training	Fixed Wing	Total
Europe	—	1	21	—	—	22
West Africa	—	1	1	—	—	2
North America	4	13	3	—	—	20
Australia	2	2	4	—	—	8
Other International	—	—	—	—	—	—
Corporate and other	—	—	—	29	—	29
Total	6	17	29	29	—	81

(2)	The average age of our fleet, excluding training aircraft, was 11 years as of December 31, 2013.

(3)
The 126 aircraft operated by our unconsolidated affiliates do not include those aircraft leased from us. Includes 56 helicopters (primarily medium) and 27 fixed wing aircraft owned and managed by Líder Táxi Aéreo S.A. (“Líder”), our unconsolidated affiliate in Brazil, which is included in our Other International business unit. On July 14, 2013, we sold our interest in an unconsolidated affiliate operating 64 aircraft in Europe. See Note 2 in the "Notes to Condensed Consolidated Financial Statements" included elsewhere in this Quarterly Report.

(4)	This table does not reflect aircraft which our unconsolidated affiliates may have on order or under option.

The commercial aircraft in our consolidated fleet represented in the above chart are our primary source of revenue. To normalize the consolidated operating revenue of our fleet for the different revenue productivity and cost of our commercial aircraft, we developed a common weighted factor that combines large, medium and small aircraft into a combined standardized number of revenue producing commercial aircraft assets. We call this measure Large AirCraft Equivalent (“LACE”). Our large, medium and small aircraft, including owned and leased, are weighted as 100%, 50%, and 25%, respectively, to arrive at a single LACE number, which excludes training aircraft, fixed wing aircraft, unconsolidated affiliate aircraft, aircraft held for sale and aircraft construction in process. We divide our operating revenue from commercial contracts, which excludes operating revenue from affiliates and reimbursable revenue, by LACE to develop a LACE rate, which is a standardized rate. Our current number of LACE is 162 and our historical LACE and LACE rate is as follows:

	Current Period	Fiscal Year Ended March 31,
		2013	2012	2011	2010	2009
LACE	162	158	149	153	159	164
LACE Rate (in millions)	$8.97	$8.35	$7.89	$7.15	$6.49	$6.14
The percentage of LACE leased is calculated by taking the total LACE for leased aircraft divided by the total LACE for all aircraft we operate, including both owned and leased aircraft, and is as presented in the following table as of December 31, 2013.

Europe	37%
West Africa	7%
North America	31%
Australia	28%
Other International	—%
Total	24%
Our Strategy
Our goal is to strengthen our position as a leading helicopter services provider to the offshore energy industry and for civilian SAR. We intend to employ the following well defined business/commercial and capital allocation strategies to achieve this goal:
Business/Commercial Strategy

•
Be the preferred provider of helicopter services. We position our business to be the preferred provider of helicopter services by maintaining strong relationships with our clients and providing safe and superior service. In order to create further differentiation and add value to our clients, we focus on enhancing our value to our clients through our “Bristow Client Promise” program, with the goals of “Target Zero Accidents,” “Target Zero Downtime” and “Target Zero Complaints.” This program is designed to better achieve our client's offshore objective by providing higher hours of zero-accident flight time with on-time and up-time helicopter transportation service. We maintain close relationships with our clients’ field operations, corporate management and contacts at governmental agencies which we believe help us better anticipate client needs and provide our clients with the right aircraft in the right place at the right time, which in turn allows us to better manage our fleet utilization and capital investment program. By better understanding and delivering on our clients’ needs with our global operations and safety standards, we believe we effectively compete against other helicopter service providers based on aircraft availability, client service, safety and reliability, and not just price. We also leverage our close relationships with our industry peers to establish mutually beneficial operating practices and safety standards industry-wide.

•
Grow our business while managing our assets. We plan to grow our business globally and increase our revenue and profitability over time, while managing through cyclical downturns in the energy industry or governmental spending reductions or modifications. We conduct flight operations in most major oil and gas producing regions of the world, and through our strong relationships with our existing clients we are aware of future business opportunities in the markets we currently serve that would allow us to grow through new contracts. Additionally, new opportunities may result in growth through acquisitions, participation with existing unconsolidated affiliates, investing in new companies, or creating partnerships and alliances with existing industry participants. We are also actively managing our aircraft fleet with the expressed goal of continually renewing the fleet with newer technology aircraft, while also reducing the number for fleet types we operate. We expect that a reduction in the number of fleet types we operate will allow us to realize operating, maintenance and supply chain efficiencies across a more standardized global fleet of aircraft.

•
Execute on Operational Excellence Initiatives. We continue to execute on operational excellence initiatives, with the goal of improving our service delivery and overall value to our clients. We define our objective of ongoing improvement as reaching across four strategic areas: clients, execution, people and growth. We strive for the highest standards in safety performance, mission execution, people management and financial discipline. To continue building client confidence, we have created the new role of Service Delivery Manager in each of our business units. We have also appointed a number of global account and business development executives to support our drive to deliver operational excellence to our clients. We are also working to improve the operational performance by creating global supply chain and fleet management groups. We are in the process of further standardizing, simplifying and integrating our business processes across our global operations so we can better provide more consistent and high quality service delivery. We are investing in two new technology platforms, eFlight and a new Enterprise Resource Planning platform, to support flight operations and activities such as finance, supply chain and maintenance. The expected benefits of these efforts include fewer process steps, decreased cost, better maintenance turnaround, minimization of aircraft downtime, faster billing and collections, reduced inventory levels and lower risk exposure, which should lead to improved margins, asset turnover, cash flow and BVA. We expect the technology execution portion of operational excellence to reduce risk and reinforce our long term 10-15% adjusted diluted earnings per share growth through BVA and earnings per share accretion.

Capital Allocation Strategy
Our capital allocation strategy is based on three principles as follows:

•
Prudent balance sheet management. Throughout our corporate and business unit management, we proactively manage our capital allocation plan with a focus on achieving business growth and improving rates of return, within the dictates of prudent balance sheet management. In addition to cash flow generated from operations, we intend to maintain adequate liquidity and manage our capital structure relative to our commitments with external financings when necessary and through the use of operating leases for 30-35% of our LACE. As of December 31, 2013, aircraft under operating leases accounted for 24% of our LACE. Our adjusted debt to total equity ratio and total liquidity were 77.3% and $617.2 million, respectively, as of December 31, 2013 and 75.6% and $415.0 million, respectively, as of March 31, 2013. Adjusted debt includes the net present value of operating leases totaling $393.6 million and $301.9 million, respectively, letters of credit, bank guarantees and financial guarantees totaling $2.4 million and $2.6 million, respectively, and the unfunded pension liability of $125.0 million and $126.6 million, respectively, as of December 31 and March 31, 2013.

•
Highest return. Our internal financial management framework, called Bristow Value Added (“BVA”), focuses on the returns we deliver across our organization. BVA is computed by subtracting a capital charge for the use of gross invested capital from after tax operating cash flow. Our goal is to achieve strong improvements in BVA over time by (1) improving the returns we earn throughout our organization via operational excellence initiatives and capital efficiency improvements as well as through better pricing based on the differentiated value we deliver to clients via the Bristow Client Promise program; (2) deploying more capital into commercial opportunities where management believes we can deliver strong returns and when we believe it will benefit us and our shareholders, including making strategic acquisitions or strategic equity investments; and (3) withdrawing capital from areas where returns are deemed inadequate and unable to be sufficiently improved. When appropriate, we may divest parts of the Company. Improvements in BVA are the primary financial measure in our management incentive plan, which is designed to align the interests of management with shareholders.

•
Balanced shareholder return. We believe our liquidity position and cash flows from operations will be adequate to finance operating and maintenance expenditures, so we have matched our capital deployment alternatives for the current business environment to deliver a more balanced return to our shareholders. On February 5, 2014, our board of directors approved our twelfth consecutive quarterly dividend. On August 1, 2013, our board of directors approved a dividend policy with a goal of an annualized quarterly dividend payout ratio of 20-30% of forward adjusted earnings per share, although actual dividend payments are at the discretion of our board of directors and may not meet this ratio. Also, our board of directors has authorized the expenditure of up to $100 million to repurchase shares of common stock, par value $.01 per share (“Common Stock”), through November 5, 2014. For additional information on our repurchases of Common Stock, see “Share Repurchases” in Note 11 to the financial statements in our fiscal year 2013 Annual Report and Note 8 to the condensed consolidated financial statements included elsewhere in this Quarterly Report. The timing and method of any repurchases under the program will depend on a variety of factors, is subject to our results of operations, financial condition, cash requirements, and other factors and restrictions under applicable law and our debt instruments, and may be suspended or discontinued at any time.

Market Outlook
Our core business is providing helicopter services to the worldwide oil and gas industry. Our global operations and critical mass of helicopters provide us with geographic and client diversity which helps mitigate risks associated with a single market or client.
The business environment during calendar year 2013 and early 2014 has remained positive, despite short-term challenges. We are currently continuing to experience significant demand for medium and large helicopters. Based on our current contract level and discussions with our clients about their needs for aircraft related to their oil and gas production and exploration plans, we anticipate the demand for aircraft services will continue at a high level for the near term. Further, based on the projects already under development by our clients in the markets in which we currently operate, we anticipate global demand for our services will continue to grow.
The SAR market is continuing to evolve and we believe further outsourcing of civilian SAR services to the private sector will continue as it is successfully deployed for governments. The clients for SAR services include both the oil and gas industry where our revenue is primarily dependent on our client’s operating expenditures as discussed above and governmental agencies where our revenue is dependent on a country’s desire to privatize SAR and enter into long-term contracts. Civilian SAR services opportunities not related to the oil and gas industry include: previously awarded work involving seven aircraft for U.K. Gap SAR, five aircraft in Ireland, two aircraft in the Dutch Antilles and 18 additional aircraft for our U.K. SAR contract. We are also aware of other opportunities yet to be awarded in the future for up to 16 aircraft in various countries including Australia, Brazil, the Falklands, Libya, the Netherlands and Nigeria. See discussion of the U.K. Gap SAR and U.K. SAR contracts under “Recent Events” below.
We continue to seek ways to operate more efficiently and work with our clients to improve the efficiency of their operations within our “Operational Excellence” initiative and “Bristow Client Promise” program. These efficiency gains, combined with strong demand, should lead to expansion of our business in some of our core markets.

Recent Events

On February 6, 2014, Bristow Helicopters Limited (“Bristow Helicopters”) acquired a 60% interest in the privately owned Eastern Airways International Limited (“Eastern Airways”) for cash of £27 million ($45 million) with possible earn out consideration of up to £6 million ($10 million) to be paid over a three year period based on the achievement of specified financial performance thresholds. In addition, Bristow Helicopters entered into agreements with the other stockholders of Eastern Airways that grant Bristow Helicopters the right to buy all of their Eastern Airways shares (and grant them the right after seven years to require Bristow Helicopters to buy all of their shares) and include transfer restrictions and other customary provisions. Eastern Airways is a regional fixed wing operator based at Humberside Airport located in North Lincolnshire, England with both charter and scheduled services targeting U.K. oil and gas industry transport. We believe this investment will strengthen Bristow Helicopters’ ability to provide a complete suite of point to point transportation services for existing European based passengers, expand helicopter services in certain areas like the Shetland Islands and create a more integrated logistics solution for global clients.
The acquisition of Eastern Airways will be accounted for under the purchase method and the results will be consolidated from the date of acquisition in the Europe business unit. The purchase price will be allocated based on the fair value of assets acquired and liabilities assumed as of the acquisition date.
We expect this acquisition will contribute approximately $160 million in operating revenue and $25 million of adjusted EBITDAR on an annual basis.
On February 3, 2014, we announced that William E. Chiles will resign as President and Chief Executive Officer of the Company and that Jonathan E. Baliff has been appointed President and Chief Executive Officer to succeed Mr. Chiles effective immediately following the resignation of Mr. Chiles as an officer of the Company. For further details of the terms of Mr. Chiles Retirement and Consulting Agreement, dated January 30, 2014, see Note 11 in the “Notes to the Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report. Compensation to be paid to Mr. Chiles under this agreement will impact our financial results for the three months ended March 31, 2014 and fiscal years 2015-2017.
On July 14, 2013, we sold our 50% interest in each of FBS Limited, FB Heliservices Limited and FB Leasing Limited, collectively referred to as the FB Entities, for £74 million, or $112.2 million. The FB Entities are U.K. corporations that own and operate a total of 64 aircraft and principally provide pilot training, maintenance and support services to the British military. We recorded a pre-tax gain on sale of unconsolidated affiliate of $103.9 million during the Current Period on our condensed consolidated statement of income.
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
Airbus Helicopters (formerly Eurocopter), the manufacturer of the EC225 Super Puma aircraft, has indicated that they have determined the root causes of the gear shaft failure in the EC225 that occurred in 2012. This determination has been reviewed and verified by airworthiness authorities and independent third parties. The definitive solution to the problem will be a redesign of the gear shaft.  Airbus Helicopters has advised that it is anticipated that the European Aviation Safety Authority (the “EASA”) will confirm certification of the new shaft in the first quarter of fiscal year 2015, with the expectation that the global oil and gas fleet will have the new shaft installed in the following twelve months. However, in July 2013 the EASA issued an airworthiness directive providing for interim solutions involving minor aircraft modifications and new maintenance/operating procedures for mitigating shaft failure and enhancing early detection.
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
The current situation will continue until the necessary modifications are made to the EC225 fleet and we are confident that the interim modifications will allow us to operate the aircraft safely. Our EC225 fleet commenced return to operational service in the third quarter of fiscal year 2014 and the operational modification process is progressing. Until the fleet is again fully operational and under commercial arrangements similar to before the operational suspension, this situation could have a material adverse effect on our future business, financial condition and results of operations.
Following the August 2013 accident and in conjunction with two other helicopter operators in the U.K., we have embarked upon a Joint Operator’s Review of Safety to review current processes, procedures and equipment in order to identify best practice in the offshore helicopter industry, with a view to further enhancing safety for our clients and crew. Bristow Helicopters also separately participated in a United Kingdom Parliamentary Inquiry on helicopter safety (the “Inquiry”) which commenced November 6, 2013 with written submissions made on December 20, 2013 and oral hearings held January 27, 2014. We expect an official Inquiry report to be issued in the coming months.
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
Included in the July 2012 announcement discussed above is an award by INPEX Corporation (“INPEX”) of a ten-year contract for up to six large helicopters to support drilling, development and production operations on the Ichthys Project in Australia. INPEX also has an option to add a long-term SAR aircraft. This new contract began in the fourth quarter of fiscal year 2014 and reinforces our long term commitment to the Australian market.
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
Líder, along with its direct and indirect subsidiaries, were parties to tax litigation involving a tax assessment for taxes calculated in 2005, 2006 and 2007, related to profits of its foreign subsidiaries.  Additionally, Líder has received tax assessments for the period from 2008 through 2010 and expected to receive tax assessments for 2011 and 2012 related to the same tax issue. On October 9, 2013, a new law went into effect in Brazil, establishing amnesty conditions targeting companies that have tax liabilities under the tax laws in question similar to Líder. Under the amnesty, companies could settle any tax liabilities related to the profits of foreign subsidiaries incurred through December 31, 2012 by making payment in full for amounts levied or entering into an installment payment plan by November 29, 2013.  Acceptance of this amnesty offer would result in the complete forgiveness of any late payment penalties, other fines, interest and legal charges in the case of full payment and a partial reduction in late payment penalties, other fines, interest and legal charges relating to outstanding taxes levied that may be paid in an installment plan.  As a condition to accepting the amnesty offer, companies would withdraw from all administrative and judicial cases filed challenging the levying of the above-mentioned taxes.
In November 2013 under this amnesty law, Líder made a payment of 62.7 million Brazilian reais ($27.0 million) for the period from 2005 through 2012.  The total amount due for payment in full according to the amnesty law was 93.3 million Brazilian reais ($40.2 million), but was reduced by existing tax assets for prior tax losses of 30.6 million Brazilian reais ($13.2 million). As a result of this additional tax expense, our earnings from unconsolidated affiliates were reduced by $17.1 million during the three and nine months ended December 31, 2013. In addition to the November 2013 tax assessment, Líder also recorded tax accruals in December 2013 for expected payments for 2013 for these same taxes on offshore earnings which further reduced our equity earnings in Líder by $2.2 million during the three months ended December 31, 2013, for a total of $19.3 million related to additional tax charges for Líder.
We expect Bristow to be indemnified by the other Líder shareholders for the portion of this tax assessed for the period prior to our investment in Líder in May 2009. Based on preliminary calculations, the indemnity payment to Bristow is expected to be in the range of $4 million to $6 million and is expected to be paid during the three months ended March 31, 2014. This payment will result in an increase in earnings from unconsolidated affiliates in the period of receipt.
As expected, Líder's operations performed better during the Current Period as new aircraft began operating, as evidenced by improved earnings from unconsolidated affiliates when excluding the aforementioned tax charges. However, currency fluctuations continue to make it difficult to predict the earnings from our Líder investment. Earnings from unconsolidated affiliates, net of losses, on our condensed consolidated statements of income, is included in calculating adjusted net income and adjusted EBITDAR.
As discussed in “Item 1A. Risk Factors” in the fiscal year 2013 Annual Report and in the Second Quarter Quarterly Report, we are subject to competition and the political environment in the countries where we operate. In Nigeria, we have seen a recent increase in competitive pressure and the application of local content regulations that could impact our ability to win future work at levels previously anticipated. In order to properly and fully embrace new regulations, we have begun a restructuring of our operating model in Nigeria, while maintaining safety as our number one priority at all times. These changes are still being finalized, with the objectives being (a) enhancing the level of continued compliance by each of Bristow Helicopters Nigeria Ltd. (“BHNL”) and Pan African Airlines Nigeria Ltd. (“PAAN”) with local content regulations, (b) providing technical aviation maintenance services through a wholly-owned Bristow Group entity, BGI Aviation Technical Services (“BATS”), and (c) each of BHNL, PAAN and BATS committing to continue to apply and use all key Bristow Group standards and policies, including without limitation our Target Zero safety program, our Code of Business Integrity and our Operations Manuals. As a result of these changes, our ability to continue to consolidate BHNL and PAAN under the current accounting requirements could change.
We recognize that the current operating environment in the North America business unit is challenging for our fleet mix and we are proactively restructuring our business by exiting the Alaska market and selling smaller aircraft with a long-term strategy of operating larger aircraft to service deepwater client contracts. During the Current Period, we recorded $2.7 million in costs associated with the restructuring of our North America business unit which related primarily to employee severance and retention costs and we expect our exit from the Alaska market to conclude by August 2014. We expect to incur approximately $2.1 million in additional costs related mostly to severance and retention through August 2014 as we complete our obligations under current contracts.
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

Results of Operations
The following table presents our operating results and other statement of income information for the applicable periods:

	Three Months Ended December 31,		Favorable (Unfavorable)
	2013	2012
	(In thousands, except per share amounts, percentages and flight hours)
Gross Revenue:
Operating revenue	$373,564	$346,680	$26,884	7.8%
Reimbursable revenue	38,771	41,789	(3,018)	(7.2)%
Total gross revenue	412,335	388,469	23,866	6.1%

Operating expense:
Direct cost	261,590	224,739	(36,851)	(16.4)%
Reimbursable expense	36,677	39,434	2,757	7.0%
Depreciation and amortization	23,655	24,867	1,212	4.9%
General and administrative	48,948	41,623	(7,325)	(17.6)%
Total operating expense	370,870	330,663	(40,207)	(12.2)%

Gain on disposal of assets	3,982	7,396	(3,414)	(46.2)%
Earnings from unconsolidated affiliates, net of losses	(15,945)	8,918	(24,863)	*

Operating income	29,502	74,120	(44,618)	(60.2)%

Interest expense, net	(6,846)	(14,608)	7,762	53.1%
Extinguishment of debt	—	(14,932)	14,932	100.0%
Other income (expense), net	(696)	(106)	(590)	*

Income before provision for income taxes	21,960	44,474	(22,514)	(50.6)%
Provision for income taxes	(2,946)	(7,788)	4,842	*

Net income	19,014	36,686	(17,672)	(48.2)%
Net income attributable to noncontrolling interests	(87)	(294)	207	70.4%
Net income attributable to Bristow Group	$18,927	$36,392	$(17,465)	(48.0)%

Diluted earnings per common share	$0.51	$1.00	$(0.49)	(49.0)%
Operating margin (1)	7.9%	21.4%	(13.5)%	(63.1)%
Flight hours (2)	46,248	49,733	(3,485)	(7.0)%

Non-GAAP financial measures: (3)
Adjusted operating income	$49,056	$66,724	$(17,668)	(26.5)%
Adjusted operating margin (1)	13.1%	19.2%	(6.1)%	(31.8)%
Adjusted EBITDAR	$100,677	$109,223	$(8,546)	(7.8)%
Adjusted EBITDAR margin (1)	27.0%	31.5%	(4.5)%	(14.3)%
Adjusted net income	$31,331	$42,632	$(11,301)	(26.5)%
Adjusted diluted earnings per share	$0.85	$1.17	$(0.32)	(27.4)%

	Nine Months Ended December 31,		Favorable (Unfavorable)

	2013	2012
	(In thousands, except per share amounts, percentages and flight hours)
Gross Revenue:
Operating revenue	$1,111,741	$993,285	$118,456	11.9%
Reimbursable revenue	116,916	123,546	(6,630)	(5.4)%
Total gross revenue	1,228,657	1,116,831	111,826	10.0%

Operating expense:
Direct cost	773,612	672,002	(101,610)	(15.1)%
Reimbursable expense	109,734	118,240	8,506	7.2%
Depreciation and amortization	70,332	69,560	(772)	(1.1)%
General and administrative	135,735	114,308	(21,427)	(18.7)%
Total operating expense	1,089,413	974,110	(115,303)	(11.8)%

Gain (loss) on disposal of assets	(803)	819	(1,622)	*
Earnings from unconsolidated affiliates, net of losses	1,115	17,901	(16,786)	(93.8)%

Operating income	139,556	161,441	(21,885)	(13.6)%

Interest expense, net	(35,413)	(31,628)	(3,785)	(12.0)%
Gain on sale of unconsolidated affiliate	103,924	—	103,924	*
Extinguishment of debt	—	(14,932)	14,932	100.0%
Other income (expense), net	(575)	(1,255)	680	54.2%

Income before provision for income taxes	207,492	113,626	93,866	82.6%
Provision for income taxes	(51,682)	(22,310)	(29,372)	(131.7)%

Net income	155,810	91,316	64,494	70.6%
Net (income) loss attributable to noncontrolling interests	609	(1,594)	2,203	138.2%
Net income attributable to Bristow Group	$156,419	$89,722	$66,697	74.3%

Diluted earnings per common share	$4.28	$2.45	$1.83	74.7%
Operating margin (1)	12.6%	16.3%	(3.7)%	(22.7)%
Flight hours (2)	146,921	159,899	(12,978)	(8.1)%

Non-GAAP financial measures: (3)
Adjusted operating income	$165,293	$160,000	$5,293	3.3%
Adjusted operating margin (1)	14.9%	16.1%	(1.2)%	(7.5)%
Adjusted EBITDAR	$310,968	$277,950	$33,018	11.9%
Adjusted EBITDAR margin (1)	28.0%	28.0%	—%	—%
Adjusted net income	$113,891	$101,304	$12,587	12.4%
Adjusted diluted earnings per share	$3.11	$2.77	$0.34	12.3%
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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Adjusted operating income	$49,056	$66,724	$165,293	$160,000
Gain (loss) on disposal of assets	3,982	7,396	(803)	819
Special items (i)	(23,536)	—	(24,934)	622
Operating income	$29,502	$74,120	$139,556	$161,441

Adjusted EBITDAR	$100,677	$109,223	$310,968	$277,950
Gain (loss) on disposal of assets	3,982	7,396	(803)	819
Special items (i)	(23,536)	(14,932)	78,990	(14,310)
Depreciation and amortization	(23,655)	(24,867)	(70,332)	(69,560)
Rent expense	(28,255)	(17,604)	(74,630)	(49,160)
Interest expense	(7,253)	(14,742)	(36,701)	(32,113)
Provision for income taxes	(2,946)	(7,788)	(51,682)	(22,310)
Net income	$19,014	$36,686	$155,810	$91,316

Adjusted net income	$31,331	$42,632	$113,891	$101,304
Gain (loss) on disposal of assets (ii)	3,146	6,101	(634)	658
Special items (i) (ii)	(15,550)	(12,341)	43,162	(12,240)
Net income attributable to Bristow Group	$18,927	$36,392	$156,419	$89,722

Adjusted diluted earnings per share	$0.85	$1.17	$3.11	$2.77
Gain (loss) on disposal of assets (ii)	0.09	0.17	(0.02)	0.02
Special items (i) (ii)	(0.42)	(0.34)	1.18	(0.33)
Diluted earnings per share	0.51	1.00	4.28	2.45
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
The following presents business unit adjusted EBITDAR and adjusted EBITDAR margin discussed in “Business Unit Operating Results,” and consolidated adjusted EBITDAR and adjusted EBITDAR margin for the three and nine months ended December 31, 2013 and 2012:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
	(In thousands, except percentages)
Europe	$55,995	$49,095	$152,677	$132,004
West Africa	26,601	26,826	73,396	65,286
North America	18,150	17,279	53,865	41,246
Australia	5,187	11,351	19,374	32,442
Other International	10,214	17,814	43,532	43,529
Corporate and other	(15,470)	(13,142)	(31,876)	(36,557)
Consolidated adjusted EBITDAR	$100,677	$109,223	$310,968	$277,950

Europe	35.3%	39.5%	33.8%	35.4%
West Africa	33.5%	35.0%	31.8%	31.4%
North America	33.1%	29.1%	31.0%	24.4%
Australia	15.0%	27.3%	17.9%	27.5%
Other International	33.2%	55.7%	45.4%	44.7%
Consolidated adjusted EBITDAR margin	27.0%	31.5%	28.0%	28.0%

Current Quarter Compared to Comparable Quarter
For the Current Quarter, we reported operating income of $29.5 million, net income of $18.9 million and diluted earnings per share of $0.51 compared to operating income of $74.1 million, net income of $36.4 million and diluted earnings per share of $1.00 for the Comparable Quarter. The results for the Current Quarter included $19.3 million in lower earnings from Líder for additional tax charges resulting primarily from a tax amnesty payment Líder made to the Brazilian government, $2.1 million in costs related to the restructuring of our North America business unit and $2.1 million in compensation expense related to severance costs as a result of the termination of a contract in the Southern North Sea, which had a combined negative impact of $0.42 on diluted earnings per share. Excluding these special items and gains on disposal of assets, adjusted operating income, adjusted net income and adjusted diluted earnings per share were $49.1 million, $31.3 million and $0.85, respectively, for the Current Quarter. Excluding the special items described below and gains on disposal of assets, adjusted operating income, adjusted net income and adjusted diluted earnings per share were $66.7 million, $42.6 million and $1.17, respectively, for the Comparable Quarter.
Adjusted EBITDAR, which excludes the same special items and gain on disposal of assets in both quarters, was $100.7 million in the Current Quarter compared to $109.2 million in the Comparable Quarter. Adjusted EBITDAR margin decreased from 31.5% in the Comparable Quarter to 27.0% in the Current Quarter, with decreases for all business units except North America.
The decrease in adjusted EBITDAR margin was primarily driven by:

•
Certain contract revenue being delayed in the Current Quarter across a number of our markets, leading to LACE Rate declines while overall costs increased slightly on a sequential basis versus the quarter ended September 30, 2013;

•
Additional maintenance expense of $9.5 million and labor costs of $9.0 million in our Europe business unit in the Current Quarter, which primarily resulted from the return to service of Eurocopter EC225 aircraft in this market, and costs associated with our Sikorsky S-92 fleet in Norway;

•
A decrease in operating revenue of $6.9 million in our Australia business unit primarily resulting from the ending of short-term contracts, while overall maintenance expense remained flat and labor costs increased in anticipation of new contract start-ups later in fiscal year 2014 and fiscal year 2015;

•	An increase in operating expense of $3.4 million in our Other International business unit due to start up of operations in new markets;

•	An increase in labor costs in our West Africa business unit of $2.6 million resulting from annual salary increases;

•
Increase in general and administrative expenses at the Corporate level of $3.3 million primarily due to higher incentive compensation levels driven by a year-over-year increase in BVA and improved stock price performance; and

•	An unfavorable impact of foreign currency exchange rates which resulted in a decrease to adjusted EBITDAR of $3.5 million.
With the exception of our West Africa, Australia, Other International business units, adjusted EBITDAR improved as operating revenue continued to grow in Europe and our mix of aircraft operating benefited our operations in North America. Additionally, operating income, net income and diluted earnings per share, on an unadjusted and adjusted basis, were impacted by a $10.7 million increase in rent expense over the Comparable Quarter as we increased the number of aircraft within our leased fleet. A significant portion of the costs related to the EC225 return to service, maintenance costs and contract mobilization costs are non-recurring; therefore, we expect operating margin, adjusted operating margin and adjusted EBITDAR margin to improve across most of these markets over the last quarter of fiscal year 2014 and in fiscal year 2015.
Gross revenue increased 6.1% to $412.3 million for the Current Quarter from $388.5 million for the Comparable Quarter driven primarily by the addition of new contracts with improved pricing and improvements in flight activity in our Europe ($34.0 million) and West Africa ($2.9 million) business units, partially offset by the $6.9 million decrease in operating revenue in our Australia business unit due to the end of short-term contracts, a $4.4 million decline in our U.S. Gulf of Mexico operations in our North America business unit due to a decline in activity in small aircraft and a $3.0 million decrease in reimbursable revenue (primarily in Australia). Additionally, an unfavorable impact from changes in foreign currency rates decreased gross revenue by $5.9 million.
Direct costs increased 16.4%, or $36.9 million, to $261.6 million for the Current Quarter from $224.7 million for the Comparable Quarter driven primarily by a $13.0 million increase in salaries and benefits, a $9.9 million increase in rent expense and an $8.6 million increase in maintenance expense.

Reimbursable expense declined 7.0%, or $2.8 million, to $36.7 million in the Current Quarter from $39.4 million in the Comparable Quarter primarily due to a decline in our Australia business unit.
Depreciation and amortization decreased 4.9%, or $1.2 million, to $23.7 million for the Current Quarter from $24.9 million for the Comparable Quarter. Although we have added aircraft to our fleet, we have increased the number of aircraft operated through operating leases, including the sale and leaseback of six aircraft during the Current Quarter.
General and administrative expense increased 17.6%, or $7.3 million, to $48.9 million for the Current Quarter from $41.6 million for the Comparable Quarter primarily due to an overall increase in compensation, information technology and travel expenses.
Gain on disposal of assets decreased 46.2%, or $3.4 million, to $4.0 million for the Current Quarter from $7.4 million for the Comparable Quarter. The gain on disposal of assets in the Current Quarter included a gain of $5.2 million from the sale of 17 aircraft and other equipment partially offset by impairment charges totaling $1.2 million related to three held for sale aircraft. During the Comparable Quarter, the gain on disposal of assets included a gain of $3.9 million from the sale of nine aircraft and other equipment and the reversal of impairment charges totaling $3.5 million related to two previously held for sale aircraft that we returned to operational status.
Earnings from unconsolidated affiliates, net of losses, decreased $24.9 million to a loss of $15.9 million for the Current Quarter from earnings of $8.9 million in the Comparable Quarter. The decrease in earnings from unconsolidated affiliates, net of losses, primarily resulted from a $21.2 million decrease in earnings from our investment in Líder in Brazil and decrease of $4.1 million due to the sale of our investment in the FB Entities during the three months ended September 30, 2013. During the Current Quarter, we recorded $19.3 million in lower earnings from Líder for additional tax charges resulting primarily from a tax amnesty payment Líder made to the Brazilian government. For further details on this matter, see “– Executive Overview – Market Outlook – Selected Regional Perspectives” included elsewhere in this Quarterly Report. In addition, $1.7 million of the decrease from Líder resulted from the impact of foreign currency exchange rate changes as the value of the Brazilian real has fluctuated significantly relative to the U.S. dollar. Partially offsetting the decrease was an improvement in the core operating earnings of Líder primarily due to additional aircraft on contract and better cost management in the Current Quarter.
Interest expense, net, decreased 53.1%, or $7.8 million, to $6.8 million in the Current Quarter from $14.6 million in the Comparable Quarter primarily due to the write-off of deferred financing fees related to our 7 ½% Senior Notes due 2017 (“7 ½% Senior Notes”) and 364-Day Term Loan totaling $4.4 million in the Comparable Quarter, the reversal of the $0.3 million premium on our 7 ½% Senior Notes as a result of the early retirement of these notes in the Comparable Quarter and an increase in capitalized interest due to an increase in construction in progress during the Current Quarter. During the Comparable Quarter, we incurred $14.9 million in premium and fees for the cash tender offer and redemption of the $350 million outstanding principal amount of our 7 ½% Senior Notes, which is included in extinguishment of debt on our condensed consolidated statements of income. Additionally, we wrote-off $2.9 million of unamortized deferred financing fees related to the 7 ½% Senior Notes, which was included in interest expense on our condensed consolidated statements of income. On October 1, 2012, we entered into a senior secured 364-day term loan credit agreement (the “364-Day Credit Agreement”) which provided for the $225 million term loan (the “364-Day Term Loan”). Proceeds from the 364-Day Term Loan were used to finance the purchase of the Class B Shares of Cougar Helicopters Inc. (“Cougar”) and certain aircraft, facilities and inventory used by Cougar in its operations. During the Comparable Quarter, we repaid $115.0 million on our 364-Day Credit Agreement and wrote-off $1.5 million of deferred financing fees included in interest expense on our condensed consolidated statement of income.
Other income (expense), net decreased $0.6 million to a loss of $0.7 million in the Current Quarter from a loss of $0.1 million in the Comparable Quarter primarily due to unfavorable changes in foreign currency exchange rates.
Our effective income tax rate was 13.4% for the Current Quarter and 17.5% for the Comparable Quarter. The effective income tax rate for the Current Quarter includes a $6.2 million benefit due to the revaluation of our deferred taxes as a result of the Líder tax amnesty payment. Excluding this item, our effective tax rate was 23.1% for the Current Quarter. Our effective tax rate for the Comparable Quarter includes a benefit due to revaluation of our deferred taxes as a result of the enactment of tax rate reductions in the U.K. effective April 1, 2012 and 2013. This revaluation benefit was offset by income tax expense related to other discrete items for the Comparable Quarter.

As discussed above, the impact of the Líder tax amnesty payment, costs associated with the North America business unit restructuring and severance costs in the Southern North Sea have been identified as special items for the Current Quarter. In the Comparable Quarter, special items that impacted our results included the 7 ½% Senior Notes retirement (the redemption premium and write-off of deferred financing fees) and write-off of deferred financing fees for the 364-Day Term Loan. These items in the Current Quarter and Comparable Quarter have been identified as special items as they are not considered by management to be part of our ongoing operations when assessing and measuring the operational and financial performance of the organization. The impact of these items on our adjusted operating income, adjusted EBITDAR, adjusted net income and adjusted diluted earnings per share is as follows:

	Three Months Ended December 31, 2013
	Adjusted Operating Income	Adjusted EBITDAR	Adjusted Net Income	Adjusted Diluted Earnings Per Share
	(In thousands, except per share amounts)
North America restructuring	$(2,101)	$(2,101)	$(1,366)	$(0.04)
Líder taxes	(19,335)	(19,335)	(12,567)	(0.34)
Severance costs in the Southern North Sea	(2,100)	(2,100)	(1,617)	(0.04)
Total special items	$(23,536)	$(23,536)	$(15,550)	(0.42)
	Three Months Ended December 31, 2012
	Adjusted Operating Income	Adjusted EBITDAR	Adjusted Net Income	Adjusted Diluted Earnings Per Share
	(In thousands, except per share amounts)
7 ½% Senior Notes retirement	$—	$(14,932)	$(11,377)	$(0.31)
364-Day Term Loan financing fees	—	—	(964)	(0.03)
Total special items	$—	$(14,932)	$(12,341)	(0.34)
Current Period Compared to Comparable Period
For the Current Period, we reported operating income of $139.6 million, net income of $156.4 million and diluted earnings per share of $4.28 compared to operating income of $161.4 million, net income of $89.7 million and diluted earnings per share of $2.45 for the Comparable Period. The results for the Current Period included a $103.9 million gain on the sale of an unconsolidated affiliate, $12.7 million in charges related to the cancellation of a potential financing, an increase in inventory allowances of $2.4 million, $17.8 million in lower earnings from Líder resulting primarily from a tax amnesty payment Líder made to the Brazilian government, $2.7 million in costs related to the restructuring of our North America business unit and $2.1 million in compensation expense related to severance costs as a result of the termination of a contract in the Southern North Sea, which had a combined net positive impact of $1.18 on diluted earnings per share. Excluding these special items and losses on disposal of assets, adjusted operating income, adjusted net income and diluted earnings per share were $165.3 million, $113.9 million and $3.11, respectively, for the Current Period. Excluding the special items described below and gains on disposal of assets, adjusted operating income, adjusted net income and adjusted diluted earnings per share were $160.0 million, $101.3 million and $2.77, respectively, for the Comparable Period.
Adjusted EBITDAR, which excludes the same special items and gains (losses) on disposal of assets in both periods, was $311.0 million in the Current Period compared to $278.0 million in the Comparable Period. Adjusted EBITDAR margin remained flat year-over-year despite a 10.0% increase in gross revenue, at 28.0% in both the Current Period and Comparable Period.
Despite strong revenue growth in our Europe and West Africa business units, and in Canada, adjusted EBITDAR margin did not improve over the Comparable Period primarily due to:

•	Certain contract revenue being delayed in the Current Quarter across a number of markets, leading to LACE rate declines while overall costs have increased during the Current Period;

•
Additional maintenance expense of $24.6 million and labor costs of $12.4 million in our Europe business unit in the Current Period, which primarily resulted from the return to service of Eurocopter EC225 aircraft and support of the previously idle Eurocopter AS332L aircraft we returned to service after we had ceased operating the EC225 aircraft in October 2012 in this market;

•
A decrease in operating revenue of $10.0 million in our Australia business unit primarily resulting from the ending of short-term contracts, while overall maintenance expense remained flat and labor costs increased in anticipation of new contract start-ups later in fiscal year 2014 and fiscal year 2015;

•	An increase in labor costs in our West Africa business unit of $5.5 million resulting from annual salary increases;

•	An increase in operating expense of $1.3 million in our Other International business unit due to start up of operations in new markets;

•
Increase in general and administrative expenses at the Corporate level of $8.4 million primarily due to higher incentive compensation levels of $2.9 million driven by a year-over-year increase in BVA and improved stock price performance, increase in travel expenses of $1.4 million, higher professional fees of $0.8 million and higher rent expense of $0.8 million; and

•	An unfavorable impact of foreign currency exchange rates which resulted in a decrease to adjusted EBITDAR of $5.2 million
With the exception of Australia and Other International, adjusted EBITDAR improved as operating revenue continued to grow in most regions. Additionally, operating income, net income and diluted earnings per share, on an unadjusted and adjusted basis, were impacted by a $25.5 million increase in rent expense over the Comparable Period as we increased the number of aircraft within our leased fleet. A significant portion of the costs related to the EC225 return to service, AS332L support and contract additions are non-recurring; therefore, we expect operating margin, adjusted operating margin and adjusted EBITDAR margin to improve across most of these markets over the last quarter of fiscal year 2014 and in fiscal year 2015.
Gross revenue increased 10.0%, or $111.8 million, to $1.2 billion for the Current Period from $1.1 billion for the Comparable Period driven primarily by the addition of new contracts with improved pricing and improvements in flight activity in our Europe ($79.3 million) and West Africa ($22.9 million) business units and addition of eight aircraft operating in Canada beginning in October 2012 that contributed $34.6 million, partially offset by a $10.0 million decrease in operating revenue in our Australia business unit due to the end of short-term contracts, an $11.9 million decline in operating revenue from our U.S. Gulf of Mexico and Alaska operations in our North America business unit due to a decline in activity in small aircraft and a $6.6 million decrease in reimbursable revenue (primarily in Australia). Additionally, an unfavorable impact from changes in foreign currency rates decreased gross revenue by $15.7 million.
Direct costs increased 15.1%, or $101.6 million, to $773.6 million for the Current Period from $672.0 million for the Comparable Period driven primarily by a $22.8 million increase in salaries and benefits, a $46.3 million increase in maintenance expense, a $24.5 million increase in rent expense and a $2.8 million increase in training expense, partially offset by a $3.9 million decrease in fuel costs (primarily in Europe and North America). The increase in training expense is due to training in advance of the addition of new aircraft types into certain markets. The decrease in fuel costs is primarily due to the decrease in the price of fuel.
Reimbursable expense declined 7.2%, or $8.5 million, to $109.7 million in the Current Period from $118.2 million in the Comparable Period primarily due to a decline in our Australia business unit.
Depreciation and amortization increased 1.1%, or $0.8 million, to $70.3 million for the Current Period from $69.6 million for the Comparable Period. Although we have added aircraft to our fleet, we have increased the number of aircraft through operating leases including the sale and leaseback of 13 aircraft during the Current Period.
General and administrative expense increased 18.7%, or $21.4 million, to $135.7 million for the Current Period from $114.3 million for the Comparable Period primarily due to an overall increase in compensation, information technology expenses, professional fees, travel and repairs and maintenance expense.
Gain (loss) on disposal of assets decreased $1.6 million to a loss of $0.8 million for the Current Period from a gain of $0.8 million for the Comparable Period. The loss on disposal of assets in the Current Period included a loss of $2.6 million from the sale of 32 aircraft and other equipment and impairment charges totaling $3.4 million related to six held for sale aircraft. During the Comparable Period, the gain on disposal of assets included a gain of $1.2 million from the sale of 19 aircraft and other equipment and impairment charges totaling $0.4 million related to eleven held for sale aircraft offset by the reversal of $3.5 million of previously recorded impairment charges for two aircraft reclassified from held for sale to aircraft and equipment.

Earnings from unconsolidated affiliates, net of losses, decreased $16.8 million to $1.1 million for the Current Period from $17.9 million in the Comparable Period. The decrease in earnings from unconsolidated affiliates, net of losses, primarily resulted from lower earnings of $15.0 million from our investment in Líder in Brazil and a decrease of $5.1 million in earnings due to the sale of our investment in the FB Entities during the three months ended September 30, 2013, partially offset by $2.0 million of dividends received from our cost method investment in Egypt. During the Current Period, we recorded $17.8 million of lower earnings from Líder due to additional tax charges resulting primarily for a tax amnesty payment Líder made to the government of Brazil. For further details on this tax amnesty payments, see “– Executive Overview – Market Outlook – Selected Regional Perspectives” included elsewhere in this Quarterly Report. $0.3 million of the decrease from Líder resulted from the impact of foreign currency exchange rate changes as the value of the Brazilian real has fluctuated significantly relative to the U.S. dollar. Partially offsetting the decrease was an improvement in the core operating earnings of Líder primarily due to additional aircraft on contract and better cost management in the Current Period. Additionally, in the Comparable Period, earnings from unconsolidated affiliates were increased by $2.8 million as a result of the correction of a calculation error related to foreign currency derivative transactions impacting our earnings from Líder.
Interest expense, net, increased 12.0%, or $3.8 million, to $35.4 million in the Current Period from $31.6 million in the Comparable Period. Interest expense, net, in the Current Period includes the write-off of $12.7 million of deferred financing fees related to a potential financing in connection with our bid to provide SAR services in the U.K. During the Current Period, we increased our borrowing capacity on our Revolving Credit Facility from $200 million to $350 million and cancelled the potential financing. During the Comparable Period, we incurred $14.9 million in premium and fees for the cash tender offer and redemption of the $350 million outstanding principal amount of our 7 ½% Senior Notes, which is included in extinguishment of debt on our condensed consolidated statements of income. Additionally, we wrote-off $2.9 million of unamortized deferred financing fees related to the 7 ½% Senior Notes, which was included in interest expense on our condensed consolidated statements of income. Also, we repaid $115.0 million on our 364-Day Credit Agreement and wrote-off $1.5 million of deferred financing fees included in interest expense on our condensed consolidated statement of income.
Gain on sale of unconsolidated affiliate includes $103.9 million in pre-tax gains related to the sale of the FB Entities during the Current Period. See discussion of the FB Entities sale in see “– Executive Overview – Market Outlook – Selected Regional Perspectives” included elsewhere in this Quarterly Report.
Other income (expense), net improved to a loss of $0.6 million in the Current Period from a loss of $1.3 million in the Comparable Period. Other income (expense), net includes a gain of $1.1 million on the sale of intellectual property in the Current Period.
Our effective income tax rate was 24.9% for the Current Period and 19.6% for the Comparable Period. The effective income tax rate for the Current Period reflects $36.3 million of tax expense for the sale of the FB Entities, partially offset by a $6.2 million benefit due to the revaluation of our deferred taxes as a result of the Líder tax amnesty payment and $2.1 million benefit due to the revaluation of our deferred taxes as a result of the enactment of a tax rate reduction in the U.K. Excluding these items, our effective tax rate was 19.6% for the Current Period. Our effective tax rate for the Comparable Period includes a benefit due to revaluation of our deferred taxes as a result of the enactment of tax rate reductions in the U.K. effective April 1, 2012 and 2013. This revaluation benefit was offset by income tax expense related to other discrete items for the Comparable Period.

As discussed above, the gain on sale of unconsolidated affiliate, cancellation of a potential financing, inventory allowances, the North America business unit restructuring, the impact of the Líder tax amnesty payment and severance costs in the Southern North Sea have been identified as special items for the Current Period. In the Comparable Period, special items that impacted our results included the correction of the calculation error related to Líder, the severance costs in the Southern North Sea, the 7 ½% Senior Notes retirement (the redemption premium and write-off of deferred financing costs) and write-off of deferred financing fees for the 364-Day Term Loan. These items in the Current Period and Comparable Period have been identified as special items as they are not considered by management to be part of our ongoing operations when assessing and measuring the operational and financial performance of the organization. The impact of these items on our adjusted operating income, adjusted EBITDAR, adjusted net income and adjusted diluted earnings per share is as follows:

	Nine Months Ended December 31, 2013
	Adjusted Operating Income	Adjusted EBITDAR	Adjusted Net Income	Adjusted Diluted Earnings Per Share
	(In thousands, except per share amounts)
Gain on sale of unconsolidated affiliate	$—	$103,924	$67,897	$1.86
Cancellation of potential financing	—	—	(8,276)	(0.23)
Inventory allowances	(2,364)	(2,364)	(1,536)	(0.04)
North America restructuring	(2,650)	(2,650)	(1,723)	(0.05)
Líder taxes	(17,820)	(17,820)	(11,583)	(0.32)
Severance costs in the Southern North Sea	(2,100)	(2,100)	(1,617)	(0.04)
Total special items	$(24,934)	$78,990	$43,162	1.18

	Nine Months Ended December 31, 2012
	Adjusted Operating Income	Adjusted EBITDAR	Adjusted Net Income	Adjusted Diluted Earnings Per Share
	(In thousands, except per share amounts)
Líder correction	$2,784	$2,784	$1,809	$0.05
Severance costs in the Southern North Sea	(2,162)	(2,162)	(1,708)	(0.05)
7 ½% Senior Notes retirement	—	(14,932)	(11,377)	(0.31)
364-Day Term Loan financing fees	—	—	(964)	(0.03)
Total special items	$622	$(14,310)	$(12,240)	(0.33)

Business Unit Operating Results
The following tables set forth certain operating information for the business units comprising our Helicopter Services segment. Intercompany lease revenue and expense are eliminated from our segment reporting, and depreciation expense of aircraft is presented in the segment that operates the aircraft.
Current Quarter Compared to Comparable Quarter
Set forth below is a discussion of the operations of our business units. Our consolidated results are discussed under “Results of Operations” above.
Europe

	Three Months Ended December 31,		Favorable (Unfavorable)

	2013	2012
	(In thousands, except percentages)
Operating revenue	$158,458	$124,418	$34,040	27.4%
Reimbursable revenue	$30,510	$28,948	$1,562	5.4%
Earnings from unconsolidated affiliates, net of losses	$758	$4,458	$(3,700)	(83.0)%
Operating income	$29,729	$31,235	$(1,506)	(4.8)%
Operating margin	18.8%	25.1%	(6.3)%	(25.1)%
Adjusted EBITDAR	$55,995	$49,095	$6,900	14.1%
Adjusted EBITDAR margin	35.3%	39.5%	(4.2)%	(10.6)%
The operations of our Europe business unit have continued to expand since the Comparable Quarter with the net addition of eight large aircraft. These additional aircraft, as well as an overall increase in activity with existing clients and under new contracts primarily in the Northern North Sea in the U.K. resulted in $22.3 million of increased operating revenue and were the primary contributors to the revenue growth in Europe in the Current Quarter. Additionally, during June and July 2013 we began operating the U.K. Gap SAR contract at two bases resulting in $12.1 million in operating revenue in the Current Quarter. These increases were partially offset by the loss of a contract in the Southern North Sea during fiscal year 2013 resulting in a $2.2 million decrease in operating revenue. Additionally, gross revenue was negatively impacted by changes in exchange rates that decreased gross revenue by $2.2 million.
Despite the revenue growth in the Current Quarter driving an increase in operating income and adjusted EBITDAR, operating margin decreased primarily due to an increase in rental expense of $6.9 million and a decrease in earnings from unconsolidated affiliates, net of losses, of $3.7 million. Other expenses also increased as activity levels and maintenance activities resulted in increased maintenance expense of $9.5 million and salaries and benefits of $9.0 million. We expect our results in Europe to continue to be strong in future periods and for operating margins and adjusted EBITDAR margins to improve as a result of additional new contracts commencing and possible major contract awards. However, we are currently unable to determine the impact that could result from the restrictions on the EC225 Super Puma helicopters. For further discussion of the EC225 Super Puma helicopters, see "Executive Overview – Market Outlook" discussed elsewhere in this Quarterly Report.
On July 14, 2013, we sold our 50% interest in the FB Entities which were accounted for under the equity method and included in our Europe business unit operating results. The FB Entities generated $4.1 million of operating income and adjusted EBITDAR for the Comparable Quarter.
Adjusted EBITDAR improved by 14.1% while adjusted EBITDAR margin decreased to 35.3% in the Current Quarter compared to 39.5% in the Comparable Quarter. Adjusted EBITDAR and adjusted EBITDAR margin for the Current Quarter excludes $2.1 million in compensation expense related to severance costs as a result of the termination of a contract in the Southern North Sea. Adjusted EBITDAR also excludes the impact of the increase in the number of aircraft on lease in the Current Quarter and reflects the overall growth in this business unit in terms of new contracts, increased pricing and utilization. Adjusted EBITDAR margin was negatively impacted by higher maintenance and salary costs discussed above driven primarily by costs incurred as we return the EC225 aircraft to service, a decrease in earnings from unconsolidated affiliates, net of losses, due to the sale of our interest in the FB Entities, and an unfavorable impact of foreign exchange rates.
On February 6, 2014, Bristow Helicopters acquired a 60% interest in the privately owned Eastern Airways. For further details, “Executive Overview – Market Outlook” included elsewhere in this Quarterly Report.

West Africa

	Three Months Ended December 31,		Favorable (Unfavorable)
	2013	2012
	(In thousands, except percentages)
Operating revenue	$79,421	$76,541	$2,880	3.8%
Reimbursable revenue	$3,729	$4,629	$(900)	(19.4)%
Operating income	$21,777	$22,883	$(1,106)	(4.8)%
Operating margin	27.4%	29.9%	(2.5)%	(8.4)%
Adjusted EBITDAR	$26,601	$26,826	$(225)	(0.8)%
Adjusted EBITDAR margin	33.5%	35.0%	(1.5)%	(4.3)%
Operating revenue for West Africa in the Current Quarter increased primarily due to $4.6 million from improved pricing and $5.5 million from increased ad hoc flying and increased activity, partially offset by a $7.9 million decline in other activity.
Operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin decreased in the Current Quarter primarily due to an increase in salaries and benefits of $2.6 million resulting from annual salary increases.
As previously discussed, we have seen recent changes in the West Africa market as a result of new competitors entering this market. Additionally, increasingly active trade unions, changing regulations and the changing political environment have made and are expected to continue to make our operating results from Nigeria unpredictable.
North America

	Three Months Ended December 31,		Favorable (Unfavorable)
	2013	2012
	(In thousands, except percentages)
Operating revenue	$54,916	$59,327	$(4,411)	(7.4)%
Reimbursable revenue	$293	$256	$37	14.5%
Earnings from unconsolidated affiliates, net of losses	$536	$—	$536	*
Operating income	$6,666	$8,560	$(1,894)	(22.1)%
Operating margin	12.1%	14.4%	(2.3)%	(16.0)%
Adjusted EBITDAR	$18,150	$17,279	$871	5.0%
Adjusted EBITDAR margin	33.1%	29.1%	4.0%	13.7%
______
 * percentage change not meaningful
Operating revenue decreased primarily due to a decline in the number of small aircraft on contract in the U.S. Gulf of Mexico which reduced operating revenue by $6.5 million in the Current Quarter, partially offset by an increase in the number of large and medium aircraft on contract in the U.S. Gulf of Mexico which increased operating revenue by $2.3 million in the Current Quarter.
During the Current Quarter, we recorded $2.1 million in costs associated with the restructuring of this business unit and planned closure of our Alaska operations which related primarily to employee severance and retention costs. We expect to incur approximately $2.1 million in additional costs related mostly to severance and retention through August 2014 to close our Alaska operations. Adjusted EBITDAR and adjusted EBITDAR margin for the Current Quarter excludes the $2.1 million in costs incurred with the restructuring of this business unit. The increase in adjusted EBITDAR and adjusted EBITDAR margin are driven by a lower level of bad debt expense, earnings from unconsolidated affiliates, net of losses, related to Cougar beginning in October 2012 and a change in mix of fleet on contract in the U.S. Gulf of Mexico to more large and medium aircraft. During the Comparable Quarter, we recorded a bad debt allowance of $1.3 million for accounts receivable from ATP which is subject to a disgorgement agreement entered into in connection with ATP’s bankruptcy. Excluding this allowance, operating margin and adjusted EBITDAR margin for the Comparable Quarter would have been 16.6% and 31.3%, respectively.
We recognize that the current operating environment in the North America business unit is challenging for our fleet mix and we are proactively restructuring our business by exiting the Alaska market and selling smaller aircraft with a long-term strategy of operating larger aircraft to service deepwater client contracts. During the Current Quarter, we sold 10 small aircraft that had been operating in this business unit and classified 2 small aircraft to held for sale, increasing the total number of small aircraft held for sale in North America to 11. We plan to market these aircraft for sale over the upcoming quarters.

Australia

	Three Months Ended December 31,		Favorable (Unfavorable)
	2013	2012
	(In thousands, except percentages)
Operating revenue	$34,606	$41,554	$(6,948)	(16.7)%
Reimbursable revenue	$4,036	$6,712	$(2,676)	(39.9)%
Operating income (loss)	$(1,027)	$6,237	$(7,264)	(116.5)%
Operating margin	(3.0)%	15.0%	(18.0)%	(120.0)%
Adjusted EBITDAR	$5,187	$11,351	$(6,164)	(54.3)%
Adjusted EBITDAR margin	15.0%	27.3%	(12.3)%	(45.1)%
Operating revenue for Australia declined due to a decrease in revenue of $12.3 million from the ending of short-term contracts and an unfavorable impact of foreign currency exchange rates of $3.2 million, partially offset by an $8.5 million increase in revenue from new contracts. Additionally, reimbursable revenue decreased $2.7 million in the Current Quarter.
Operating income (loss), operating margin, adjusted EBITDAR and adjusted EBITDAR margin declined primarily due to the ending of certain short-term contracts discussed above and an increase in salaries of $0.4 million. During the Current Quarter, we continued to incur costs, including salaries and benefits, depreciation, insurance, training and lease costs in anticipation of contracts that start during the fourth quarter of fiscal year 2014 and fiscal year 2015, including the INPEX contract. Additionally, results in Australia were impacted by additional salary and maintenance costs associated with the EC225 return to service. For further details about the INPEX contract award and the EC225 return to service, see “Executive Overview - Market Outlook” included elsewhere in this Quarterly Report.
Other International

	Three Months Ended December 31,		Favorable (Unfavorable)
	2013	2012
	(In thousands, except percentages)
Operating revenue	$30,778	$31,983	$(1,205)	(3.8)%
Reimbursable revenue	$47	$113	$(66)	(58.4)%
Earnings from unconsolidated affiliates, net of losses	$(17,239)	$4,460	$(21,699)	(486.5)%
Operating income (loss)	$(12,808)	$13,754	$(26,562)	(193.1)%
Operating margin	(41.6)%	43.0%	(84.6)%	(196.7)%
Adjusted EBITDAR	$10,214	$17,814	$(7,600)	(42.7)%
Adjusted EBITDAR margin	33.2%	55.7%	(22.5)%	(40.4)%
Operating revenue for Other International decreased in the Current Quarter primarily due to a decline in revenue resulting from a decline in aircraft on contract in Malaysia ($5.1 million), partially offset by increased activity in Trinidad ($2.9 million) and Brazil ($0.8 million).
Operating income (loss) and operating margin decreased primarily due to a decrease of $21.7 million in earnings from unconsolidated affiliates, net of losses, a decline in activity in Malaysia and mobilization costs in Tanzania for a contract that began in January 2014, partially offset by increased activity in Trinidad and Brazil. Adjusted EBITDAR and adjusted EBITDAR margin decreased primarily due to a decline in aircraft on contract in Malaysia and mobilization costs in Tanzania for a contract that began in January 2014, partially offset by higher activity in Trinidad and Brazil.
Earnings from unconsolidated affiliates, net of losses, decreased primarily due to recording a loss in earnings from our investment in Líder of $17.1 million in the Current Quarter compared to earnings of $4.2 million in the Comparable Quarter. During the Current Quarter, we recorded $19.3 million in reduced earnings from Líder for additional tax charges resulting primarily from a tax amnesty payment Líder made to the Brazilian government. See further discussion about our investment in Líder and the Brazil market in “Executive Overview – Market Outlook” and “– Current Quarter Compared to Comparable Quarter” included elsewhere in this Quarterly Report. Adjusted EBITDAR and adjusted EBITDAR margin exclude $19.3 million in lower earnings for additional tax expense resulting primarily from Líder from this tax amnesty payment.

Corporate and Other

	Three Months Ended December 31,		Favorable (Unfavorable)
	2013	2012
	(In thousands, except percentages)
Operating revenue	$16,321	$13,786	$2,535	18.4%
Reimbursable revenue	$156	$1,131	$(975)	(86.2)%
Operating loss	$(18,817)	$(15,945)	$(2,872)	(18.0)%
Adjusted EBITDAR	$(15,470)	$(13,142)	$(2,328)	(17.7)%
Corporate and other includes our Bristow Academy business unit, technical services business and corporate costs that have not been allocated out to other business units.
Operating revenue increased primarily due to the increase of support fees for helicopters operating in Canada of $1.6 million and an increase in revenue at Bristow Academy of $0.9 million resulting from an increase in military training.
Corporate operating expense primarily represents costs of our corporate office and other general and administrative costs not allocated to our business units. Operating loss increased primarily due to an increase in compensation, professional fees, rent and travel expense during the Current Quarter, partially offset by the increase in operating revenue.
Interest Expense, Net

	Three Months Ended December 31,		Favorable (Unfavorable)
	2013	2012
	(In thousands, except percentages)
Interest income	$407	$134	$273	203.7%
Interest expense	(9,873)	(10,061)	188	1.9%
Amortization of debt discount	(984)	(891)	(93)	(10.4)%
Amortization of debt fees	(532)	(5,365)	4,833	90.1%
Capitalized interest	4,136	1,575	2,561	162.6%
Interest expense, net	$(6,846)	$(14,608)	$7,762	53.1%
The decrease in interest expense, net in the Current Quarter is primarily due to the write-off of deferred financing fees related to our 7 ½% Senior Notes and 364-Day Term Loan totaling $4.4 million in the Comparable Quarter, the reversal of the $0.3 million premium on our 7 ½% Senior Notes as a result of the early retirement of these notes in the Comparable Quarter and an increase in capitalized interest due to an increase in construction in progress during the Current Quarter.
Extinguishment of debt
Extinguishment of debt includes $14.9 million in premium and fees as a result of the tender offer for and early redemption of the 7 ½% Senior Notes during the Comparable Quarter.
Other Income (Expense), Net

	Three Months Ended December 31,		Favorable (Unfavorable)
	2013	2012
	(In thousands, except percentages)
Foreign currency losses	$(546)	$(80)	$(466)	*
Other	(150)	(26)	(124)	*
Other income (expense), net	$(696)	$(106)	$(590)	*
______
* percentage change not meaningful
Other income (expense), net decreased primarily due to foreign currency exchange rates.

Taxes

	Three Months Ended December 31,		Favorable (Unfavorable)
	2013	2012
	(In thousands, except percentages)
Effective tax rate	13.4%	17.5%	4.1%	23.4%
Net foreign tax on non-U.S. earnings	$3,336	$6,381	$3,045	47.7%
Benefit of foreign earnings indefinitely reinvested abroad	$(9,712)	$(16,500)	$(6,788)	(41.1)%
Change in valuation allowance for contingency	$31	$30	$(1)	(3.3)%
Utilization of foreign tax credits	$1,526	$—	$(1,526)	*
______
 * percentage change not meaningful
Our effective income tax rate for the Current Quarter and Comparable Quarter were reduced by the permanent investment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits. Our effective tax rate for the Current Quarter includes a $6.2 million benefit due to the revaluation of our deferred taxes as a result of the Líder tax amnesty payment. Excluding this item, our effective tax rate was 23.1% for the Current Quarter. Our effective tax rate for the Comparable Quarter includes a benefit due to revaluation of our deferred taxes as a result of the enactment of tax rate reductions in the U.K. effective April 1, 2012 and 2013. This revaluation benefit was offset by income tax expense related to other discrete items for the Comparable Quarter.
Current Period Compared to Comparable Period
Set forth below is a discussion of the operations of our business units. Our consolidated results are discussed under “Results of Operations” above.
Europe

	Nine Months Ended December 31,		Favorable (Unfavorable)
	2013	2012
	(In thousands, except percentages)
Operating revenue	$451,969	$372,646	$79,323	21.3%
Reimbursable revenue	$89,451	$88,853	$598	0.7%
Earnings from unconsolidated affiliates, net of losses	$4,671	$8,832	$(4,161)	(47.1)%
Operating income	$82,708	$80,119	$2,589	3.2%
Operating margin	18.3%	21.5%	(3.2)%	(14.9)%
Adjusted EBITDAR	$152,677	$132,004	$20,673	15.7%
Adjusted EBITDAR margin	33.8%	35.4%	(1.6)%	(4.5)%
The operations of our Europe business unit have continued to expand since the Comparable Period with the net addition of eight large aircraft. These additional aircraft, as well as an overall increase in activity with existing clients and under new contracts primarily in the Northern North Sea in the U.K. and Norway resulted in $72.2 million of increased operating revenue and were the primary contributors to the revenue growth in Europe in the Current Period. Additionally, during June and July 2013 we began operating the U.K. Gap SAR contract at two bases resulting in $25.1 million of operating revenue in the Current Period. These increases were partially offset by the loss of a contract in the Southern North Sea during fiscal year 2013 resulting in an $18.5 million decrease in operating revenue. Additionally, gross revenue was negatively impacted by changes in exchange rates that decreased gross revenue by $6.8 million.
Despite the revenue growth in the Current Period driving an increase in operating income and adjusted EBITDAR, operating income margin decreased primarily due to an increase in rental expense of $18.4 million and a decrease in earnings from unconsolidated affiliates, net of losses, of $4.2 million. Other expenses also increased as a result of activity levels and timing of maintenance activities, including maintenance expense ($24.6 million) and salaries ($14.5 million). During the Current Period, we incurred $2.1 million in severance costs as a result of the termination of a contract in the Southern North Sea. During the Comparable Period, we incurred $2.2 million in severance costs related to the termination of a separate contract in the Southern North Sea. See discussion of the impact of costs related to EC225 aircraft and to return previously idle AS332L aircraft to service under “– Current Quarter Compared to Comparable Quarter” discussed elsewhere in this Quarterly Report. We expect our results in Europe to continue to be strong in future periods and for operating margins and adjusted EBITDAR margins to improve as a result of additional new contracts commencing and possible major contract awards. However, we are currently unable to determine the impact that could result from the restrictions on the EC225 Super Puma helicopters. For further discussion of the EC225 Super Puma helicopters, see "Executive Overview – Market Outlook" discussed elsewhere in this Quarterly Report.
Adjusted EBITDAR improved by 15.7% and adjusted EBITDAR margin decreased from 35.4% in the Comparable Period to 33.8% in the Current Period. Adjusted EBITDAR excludes the impact of the increase in the number of aircraft on lease in the Current Quarter and reflects the overall growth in this business unit in terms of new contracts, increased pricing and utilization. The decrease in adjusted EBITDAR margin was driven primarily by higher maintenance and salary costs discussed above as well as a decline in earnings from unconsolidated affiliates, net of losses, and the unfavorable impact of foreign exchange rates.
On July 14, 2013, we sold our 50% interest in the FB Entities which were accounted for under the equity method and included in our Europe business unit operating results. The FB Entities generated $3.2 million and $8.3 million of operating income and adjusted EBITDAR for the Current Period and Comparable Period, respectively.
For further discussion of additional matters related to operations in Europe, see “– Current Quarter Compared to Comparable Quarter – Europe" included elsewhere in this Quarterly Report.
West Africa

	Nine Months Ended December 31,		Favorable (Unfavorable)
	2013	2012
	(In thousands, except percentages)
Operating revenue	$231,075	$208,169	$22,906	11.0%
Reimbursable revenue	$10,944	$11,672	$(728)	(6.2)%
Operating income	$59,261	$52,444	$6,817	13.0%
Operating margin	25.6%	25.2%	0.4%	1.6%
Adjusted EBITDAR	$73,396	$65,286	$8,110	12.4%
Adjusted EBITDAR margin	31.8%	31.4%	0.4%	1.3%
Operating revenue for West Africa in the Current Period increased primarily due to $13.3 million from improved pricing and $20.0 million from increased ad hoc flying and increased activity, partially offset by a decline of $11.5 million in activity in certain contracts.
Operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin increased in the Current Period due to the increase in revenue, partially offset by an increase in salaries and benefits of $5.5 million, aircraft maintenance expense of $4.4 million, base repairs and maintenance of $1.7 million and freight of $1.4 million.
For further discussion of additional matters related to operations in West Africa, see “– Current Quarter Compared to Comparable Quarter – West Africa" included elsewhere in this Quarterly Report.
North America

	Nine Months Ended December 31,		Favorable (Unfavorable)
	2013	2012
	(In thousands, except percentages)
Operating revenue	$173,504	$168,934	$4,570	2.7%
Reimbursable revenue	$998	$930	$68	7.3%
Earnings from unconsolidated affiliates, net of losses	$640	$—	$640	*
Operating income	$23,953	$21,165	$2,788	13.2%
Operating margin	13.8%	12.5%	1.3%	10.4%
Adjusted EBITDAR	$53,865	$41,246	$12,619	30.6%
Adjusted EBITDAR margin	31.0%	24.4%	6.6%	27.0%
______
 * percentage change not meaningful
In early October 2012, we acquired eight large aircraft that are operated by Cougar in Canada, which resulted in a $16.4 million increase in operating revenue in the Current Period. Also, an increase of medium and large aircraft on contract resulted in an increase of $4.0 million of operating revenue in the Current Period. These increases were partially offset by a decline in the number of small aircraft on contract in the U.S Gulf of Mexico which reduced operating revenue by $13.2 million, a decrease in revenue in Alaska of $1.3 million in the Current Period and a decrease in fuel recharges of $1.3 million.
During the Current Period, we recorded $2.7 million in costs associated with the restructuring of our business unit and planned closure of our Alaska operations which related primarily to employee severance costs. Adjusted EBITDAR and adjusted EBITDAR margin for the Current Period excludes the $2.7 million in costs incurred with the restructuring of this business unit. During the Comparable Period, we recorded a bad debt allowance of $3.9 million for accounts receivable from ATP that were no longer considered probable of collection due to their filing for bankruptcy. Excluding this allowance, operating margin and adjusted EBITDAR margin for the Comparable Period would have been 14.9% and 26.7%, respectively. The increase in operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin is due to the addition of aircraft operating in Canada beginning in October 2012 and the lower level of bad debt expense, partially offset by decline in the number of small aircraft on contract in the U.S. Gulf of Mexico and Alaska in the Current Period.
For further discussion of additional matters related to operations in North America, see “– Current Quarter Compared to Comparable Quarter – North America" included elsewhere in this Quarterly Report.
Australia

	Nine Months Ended December 31,		Favorable (Unfavorable)
	2013	2012
	(In thousands, except percentages)
Operating revenue	$108,145	$118,173	$(10,028)	(8.5)%
Reimbursable revenue	$14,961	$19,434	$(4,473)	(23.0)%
Operating income	$4,761	$19,575	$(14,814)	(75.7)%
Operating margin	4.4%	16.6%	(12.2)%	(73.5)%
Adjusted EBITDAR	$19,374	$32,442	$(13,068)	(40.3)%
Adjusted EBITDAR margin	17.9%	27.5%	(9.6)%	(34.9)%
Operating revenue for Australia declined due to the ending of certain short-term contracts of $34.9 million and the negative impact of foreign currency exchange rate changes of $8.2 million, partially offset by an increase of $32.5 million from new contracts and ad hoc work. Additionally, reimbursable revenue decreased $4.5 million in the Current Period.
Operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin declined primarily due to the ending of certain short-term contracts discussed above and an increase in salaries of $3.6 million. During the Current Period, we incurred costs, including salaries and benefits, depreciation, insurance, training and lease costs in anticipation of contracts that start during the fourth quarter of fiscal year 2014 and fiscal year 2015, including the INPEX contract. Additionally, results in Australia were impacted by additional salary and maintenance costs associated with the EC225 return to service. For further details about the INPEX contract award and the EC225 return to service, see “Executive Overview – Market Outlook” included elsewhere in this Quarterly Report.
For further discussion of additional matters related to operations in Australia, see “– Current Quarter Compared to Comparable Quarter – Australia" included elsewhere in this Quarterly Report.
Other International

	Nine Months Ended December 31,		Favorable (Unfavorable)
	2013	2012
	(In thousands, except percentages)
Operating revenue	$95,821	$97,295	$(1,474)	(1.5)%
Reimbursable revenue	$226	$415	$(189)	(45.5)%
Earnings from unconsolidated affiliates, net of losses	$(4,196)	$9,069	$(13,265)	(146.3)%
Operating income	$14,288	$31,495	$(17,207)	(54.6)%
Operating margin	14.9%	32.4%	(17.5)%	(54.0)%
Adjusted EBITDAR	$43,532	$43,529	$3	—%
Adjusted EBITDAR margin	45.4%	44.7%	0.7%	1.6%
Operating revenue for Other International decreased slightly in the Current Period due to the end of short-term contracts in Guyana ($2.8 million) and a decline in aircraft on contract in Mexico ($1.3 million) and Malaysia ($8.0 million), partially offset by increased activity in Trinidad ($6.7 million), Brazil ($3.5 million) and Russia ($0.7 million)

Operating income and operating margin decreased primarily due to a decrease of $13.3 million in earnings from unconsolidated affiliates, net of losses, a decline in aircraft on contract in Malaysia, an increase in salaries and maintenance expense in Russia and mobilization costs in Tanzania for a contract that began in January 2014.
Earnings from unconsolidated affiliates, net of losses, decreased primarily due to a decrease in earnings from our investment in Líder of $15.0 million. During the Current Period, we recorded $17.8 million in reduced earnings from Líder for additional tax expense resulting primarily from for a tax amnesty payment Líder made to the government of Brazil. Additionally, we received $2.0 million in dividends from our cost method investment in Egypt during the Current Period. See further discussion about our investment in Líder and the Brazil market in “Executive Overview – Market Outlook” and “– Current Period Compared to Comparable Period” included elsewhere in this Quarterly Report. Adjusted EBITDAR and adjusted EBITDAR margin exclude $17.8 million in lower earnings from Líder from this tax amnesty payment.
Adjusted EBITDAR and adjusted EBITDAR margin improved slightly due to improvements in earnings from unconsolidated affiliates as a result of an improvement in the core operating earnings of Líder primarily due to additional aircraft on contract and better cost management in the Current Period and dividends received from our cost method investment in Egypt, offset by a reduction in aircraft on contract in Malaysia and Mexico, an increase in salaries and maintenance expense in Russia and mobilization costs in Tanzania for a contract that began in January 2014.
Corporate and Other

	Nine Months Ended December 31,		Favorable (Unfavorable)
	2013	2012
	(In thousands, except percentages)
Operating revenue	$54,229	$30,023	$24,206	80.6%
Reimbursable revenue	$336	$2,242	$(1,906)	(85.0)%
Operating loss	$(44,612)	$(44,176)	$(436)	(1.0)%
Adjusted EBITDAR	$(31,876)	$(36,557)	$4,681	12.8%
Corporate and other includes our Bristow Academy business unit, technical services business and corporate costs that have not been allocated to other business units.
Operating revenue increased primarily due to the addition of support fees for new helicopters operating in Canada of $18.2 million and an increase in operating revenue at Bristow Academy of $5.0 million resulting from an increase in military training.
Corporate operating expense primarily represents costs of our corporate office and other general and administrative costs not allocated to our business units. Operating loss increased primarily due to an increase in compensation, professional fees, rent and travel expense during the Current Period, partially offset by the increase in operating revenue.
Interest Expense, Net

	Nine Months Ended December 31,		Favorable (Unfavorable)
	2013	2012
	(In thousands, except percentages)
Interest income	$1,288	$485	$803	165.6%
Interest expense	(30,615)	(27,988)	(2,627)	(9.4)%
Amortization of debt discount	(2,695)	(2,663)	(32)	(1.2)%
Amortization of debt fees	(14,524)	(6,242)	(8,282)	(132.7)%
Capitalized interest	11,133	4,780	6,353	132.9%
Interest expense, net	$(35,413)	$(31,628)	$(3,785)	(12.0)%
The increase in interest expense, net in the Current Period is primarily due to the write-off of $12.7 million of deferred financing fees related to a potential financing in connection with our bid to provide SAR services in the U.K. During the Current Period, we increased our borrowing capacity on our Revolving Credit Facility from $200 million to $350 million and cancelled the potential financing. Additionally, capitalized interest increased due to an increase in construction in progress in the Current Period. During the Comparable Period, interest expense, net included the write-off of deferred financing fees related to our 7 ½% Senior Notes and 364-Day Term Loan totaling $4.4 million.

Extinguishment of debt
Extinguishment of debt includes $14.9 million in premium and fees as a result of the tender offer for and early redemption of the 7 ½% Senior Notes during the Comparable Period.
Gain on Sale of Unconsolidated Affiliate
Gain on sale of unconsolidated affiliate includes $103.9 million in pre-tax gains related to the sale of the FB Entities during the Current Period. See discussion of the FB Entities sale under "– Current Period Compared to Comparable Period" discussed elsewhere in this Quarterly Report.
Other Income (Expense), Net

	Nine Months Ended December 31,		Favorable (Unfavorable)
	2013	2012
	(In thousands, except percentages)
Foreign currency losses	$(1,538)	$(1,229)	$(309)	(25.1)%
Other	963	(26)	989	*
Other income (expense), net	$(575)	$(1,255)	$680	54.2%
______
 * percentage change not meaningful
Other income (expense), net increased primarily due to a gain of $1.1 million on the sale of intellectual property during the Current Period.
Taxes

	Nine Months Ended December 31,		Favorable (Unfavorable)
	2013	2012
	(In thousands, except percentages)
Effective tax rate	24.9%	19.6%	(5.3)%	(27.0)%
Net foreign tax on non-U.S. earnings	$13,754	$17,189	$3,435	20.0%
Benefit of foreign earnings indefinitely reinvested abroad	$36,460	$(20,852)	$(57,312)	(274.9)%
Change in valuation allowance for contingency	$(88)	$(61)	$27	44.3%
Utilization of foreign tax credits	$6,089	$(6,070)	$(12,159)	(200.3)%
Our effective income tax rate for the Current Period reflects $36.3 million of tax expense for the sale of the FB entities, partially offset by a $6.2 million benefit due to the revaluation of our deferred taxes as a result of the Líder tax amnesty payment and a $2.1 million benefit due to the revaluation of our deferred taxes as a result of the enactment of a tax rate reduction in the U.K. Excluding these items, our effective tax rate was to 19.6% for the Current Period.
Our effective tax rate for the Current Period and Comparable Period were reduced by the permanent investment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits. Our effective tax rate for the Comparable Period includes a benefit due to revaluation of our deferred taxes as a result of the enactment of tax rate reductions in the U.K. effective April 1, 2012 and 2013. This revaluation benefit was offset by income tax expense related to other discrete items for the Comparable Period.

Liquidity and Capital Resources
Cash Flows
Operating Activities
Net cash flows provided by operating activities totaled $137.3 million during the Current Period compared to $202.7 million during the Comparable Period. Changes in non-cash working capital generated $2.2 million and $19.2 million in cash flows from operating activities for the Current Period and Comparable Period, respectively. The decrease in net cash flows provided by operating activities is primarily due to an increase in income tax paid of $28.8 million in the Current Period primarily due to the sale of the FB Entities, an increase in interest paid of $12.4 million due to timing of payments for our 6 ¼% Senior Notes due 2022 as well as cash payments made related to the U.K. SAR contract award and annual compensation payments.
Investing Activities
Cash flows used in investing activities were $169.0 million and $347.6 million for the Current Period and Comparable Period, respectively. Cash was used for capital expenditures as follows:

	Nine Months Ended December 31,
	2013	2012
Number of aircraft delivered:
Medium	8	—
Large	9	15
Total aircraft	17	15
Capital expenditures (in thousands):
Aircraft and related equipment	$484,754	$378,468
Other	41,294	48,902
Total capital expenditures	$526,048	$427,370
In addition to these capital expenditures, investing cash flows were impacted by aircraft sales. During the Current Period, we received proceeds of $26.9 million primarily from the sale or disposal of 19 aircraft and certain other equipment and received $217.9 million for the sale of 13 aircraft which we subsequently leased back. During the Current Period, we sold our 50% interest in the FB Entities for $112.2 million. During the Comparable Period, we received $55.4 million in proceeds from the sale of 16 aircraft and certain other equipment and received $75.5 million for the sale of three aircraft which we subsequently leased back. During the Comparable Period, we paid $255.5 million (including $5.5 million transaction costs) for the acquisition of 40 Class B shares in Cougar and certain aircraft, facilities and inventory used by Cougar in its operations. Of this $255.5 million amount, $190.9 million was for aircraft and facilities in the table above, $13.4 million was for inventory and other current assets included in operating cash flows and $51.2 million was for our investment in Class B shares of Cougar.
Financing Activities
Cash flows generated from financing activities were $116.6 million and $104.5 million during the Current Period and Comparable Period, respectively. During the Current Period, we received $281.1 million from borrowings on our Revolving Credit Facility and $14.4 million in proceeds from the issuance of Common Stock issued upon exercise of stock options. During the Current Period, cash was used for the repayment of debt totaling $232.1 million, payment of deferred financing fees of $15.2 million, of which $12.7 million related to a potential financing, payment of dividends on our Common Stock totaling $27.3 million and repurchase of our Common Stock totaling $16.5 million. See further discussion of the potential financing in “– Current Period Compared to Comparable Period” included elsewhere in this Quarterly Report. Additionally, during the Current Period we received $106.1 million for progress payments we had made on aircraft under construction and assigned any future payments due on these construction agreements to the purchaser. During the Comparable Period, we received $225.0 million from borrowings under our 364-Day Credit Agreement, $450.0 million in proceeds from the issuance of our 6 ¼% Senior Notes and $11.5 million in proceeds from the issuance of Common Stock issued upon exercise of stock options. Additionally, we used $549.2 million for the repayment of debt, $21.5 million for payment of dividends on our Common Stock, $10.3 million for debt issuance costs and $1.2 million for the repurchase of our Common Stock.

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
The following tables summarize our significant contractual obligations and other commercial commitments on an undiscounted basis as of December 31, 2013 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings as of December 31, 2013. Additional details regarding these obligations are provided in Note 8 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2013 Annual Report and in Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Payments Due by Period
		Three Months Ending March 31, 2014	Fiscal Year Ending March 31,
	Total		2015— 2016	2017— 2018	2019 and beyond
	(In thousands)
Contractual obligations:
Long-term debt and short-term borrowings:
Principal (1)	$847,904	$1,391	$27,675	$107,391	$711,447
Interest (2)	361,423	1,543	75,053	73,208	211,619
Aircraft operating leases (3)	388,825	21,327	162,065	130,182	75,251
Other operating leases (4)	86,763	3,163	21,299	16,836	45,465
Pension obligations (5)	126,142	1,216	48,605	20,086	56,235
Aircraft purchase obligations (6)	768,484	104,370	638,345	25,769	—
Other purchase obligations (7)	51,214	40,177	11,037	—	—
Total contractual cash obligations	$2,630,755	$173,187	$984,079	$373,472	$1,100,017
Other commercial commitments:
Letters of credit	$2,385	$977	$1,408	$—	$—
Contingent consideration (8)	40,000	6,000	34,000	—	—
Other commitments (9)	46,000	—	46,000	—	—
Total commercial commitments	$88,385	$6,977	$81,408	$—	$—
 ______

(1)	Excludes unamortized discount on the 3% Convertible Senior Notes of $6.1 million.

(2)	Interest payments for variable interest debt are based on interest rates as of December 31, 2013.

(3)
Represents separate operating leases for aircraft. During the nine months ended December 31, 2013, we entered into 13 new aircraft operating leases. For further details, see Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

(4)	Represents minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year.

(5)
Represents expected funding for pension benefits in future periods. These amounts are undiscounted and are based on the expectation that the U.K. and Norway pensions will be fully funded in approximately four and three years, respectively. As of December 31, 2013, we had recorded on our balance sheet a $125.0 million pension liability associated with these obligations. The timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustees.

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

(8)
The Cougar purchase agreement includes a potential earn-out of $40 million payable over three years based on Cougar achieving certain agreed performance targets. The fair value of the earn-out is $37.0 million as of December 31, 2013 and is included in other accrued liabilities and other liabilities and deferred credits on our condensed consolidated balance sheet. See Note 3 in the “Notes to Condensed Consolidated Financial Statements” included in the fiscal year 2013 Annual Report.

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

Capital Commitments and Other Uses of Cash
We have commitments and options to make capital expenditures over the next five fiscal years to purchase additional aircraft, including aircraft associated with the commitments reflected in the table above. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order are expected to provide incremental fleet capacity in terms of revenue, operating margin and adjusted EBITDAR margin. See Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for a detail of the number of aircraft under commitments and options expected to be delivered in the current and subsequent five fiscal years by aircraft size along with the related expenditures, and for a rollforward of aircraft commitments and options through December 31, 2013. During fiscal year 2014, we expect to invest approximately $70 million in various infrastructure enhancements, including aircraft facilities, training centers and technology. Through December 31, 2013, we had incurred approximately $40 million towards these projects.
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
We expect that our cash on deposit as of December 31, 2013 of $323.2 million, cash flow from operations and proceeds from aircraft sales, as well as available borrowing capacity under our Revolving Credit Facility will be sufficient to satisfy our capital commitments, including our aircraft purchase commitments to service our oil and gas clients and remaining anticipated capital requirements in connection with our U.K. SAR contract of $1.1 billion as of December 31, 2013. The available borrowing capacity under our Revolving Credit Facility was $294.0 million as of December 31, 2013. While we plan to continue to be disciplined concerning future capital commitments, we also intend to continue managing our capital structure and liquidity position with external financings as needed. Our strategy will involve funding our short-term liquidity requirements with borrowings under our Revolving Credit Facility and funding our long-term financing needs, while maintaining a prudent capital structure, among the following alternatives: operating leases, bank debt, private and public debt and/or equity offerings and export credit agency-supported financings.

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
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision of and with the participation of our management, including William E. Chiles, our Chief Executive Officer (“CEO”) and Jonathan E. Baliff, our Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2013. Based on that evaluation, our CEO and CFO concluded that such disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management as appropriate to allow for timely decisions regarding required disclosure under the Exchange Act.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.
There have been no material changes during the three and nine months ended December 31, 2013 in our “Risk Factors” as discussed in the fiscal year 2013 Annual Report and in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (1)

October 1, 2013 - October 31, 2013	—	—	—	—
November 1, 2013 - November 30, 2013	—	—	—	—
December 1, 2013 - December 31, 2013	215,310	$76.84	215,310	—
(1) On November 2, 2011, our board of directors authorized the expenditure of up to $100 million to repurchase shares of our Common Stock within 12 months from that date, of which $25.1 million was spent. On November 2, 2012, our board of directors extended the date to repurchase shares of our Common Stock by 12 months and increased the remaining repurchase amount to $100 million of which $1.2 million was spent. On November 5, 2013, our board of directors extended the date to repurchase up to $100 million of shares of our Common Stock by another 12 months. During the three months ended December 31, 2013, we spent $16.5 million to repurchase 215,310 shares of our Common Stock. During January 2014, we spent an additional $16.9 million to repurchase another 230,490 shares of our Common Stock. In February 2014, our board of directors increased the remaining repurchase amount to $100 million through November 5, 2014. The timing and method of any repurchases under the program will depend on a variety of factors, is subject to our results of operations, financial condition, cash requirements, and other factors and restrictions under applicable law and our debt instruments, and may be suspended or discontinued at any time.

Item 3.    Defaults Upon Senior Securities
Not applicable.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
On February 3, 2014, the Company announced that William E. Chiles will resign as President and Chief Executive Officer of the Company effective upon the conclusion of the 2014 annual meeting of the stockholders of the Company, and he has elected not to run for re-election and will not continue to serve as a director after that meeting.  Following his resignation as an officer, Mr. Chiles will remain an employee of the Company and will provide consulting services to the Company.
Jonathan E. Baliff has been appointed President and Chief Executive Officer to succeed Mr. Chiles effective immediately following the resignation of Mr. Chiles as an officer of the Company.  The Company expects to nominate Mr. Baliff as a member of the Board of Directors of the Company effective for the term beginning upon the conclusion of the 2014 annual meeting of the stockholders of the Company.

Item 6.    Exhibits
The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Exhibit

10.1†
Retirement and Consulting Agreement dated January 30, 2014 between the Company and William E. Chiles (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 4, 2014).

10.2†	Form of Restricted Stock Unit Retention Award Letter (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 4, 2014).

15.1*	Letter from KPMG LLP dated February 6, 2014, regarding unaudited interim information.

31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.

31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant

32.1**	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

†	Compensatory Plan or Arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOW GROUP INC.

By:	/s/ Jonathan E. Baliff
Jonathan E. Baliff Senior Vice President and Chief Financial Officer

By:	/s/ Brian J. Allman
Brian J. Allman Vice President, Chief Accounting Officer
February 6, 2014

Index to Exhibits.

Exhibit Number	Description of Exhibit

10.1†
Retirement and Consulting Agreement dated January 30, 2014 between the Company and William E. Chiles (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 4, 2014).

10.2†	Form of Restricted Stock Unit Retention Award Letter (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 4, 2014).

15.1*	Letter from KPMG LLP dated February 6, 2014, regarding unaudited interim information.

31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.

31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant

32.1**	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

†	Compensatory Plan or Arrangement.