Form 10-K
period 2014-03-31
Bristow Group Inc
filed 2014-05-21
CIK 73887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended March 31, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ____________
Commission File Number 001-31617
Bristow Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	72-0679819
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2103 City West Blvd., 4thFloor Houston, Texas	77042 (Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (713) 267-7600
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock ($.01 par value)	New York Stock Exchange
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
(Do not check if a smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐    NO  ☑
The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based upon the closing price on the New York Stock Exchange, as of September 30, 2013 was $2,530,357,785.
The number of shares outstanding of the registrant’s Common Stock as of May 16, 2014 was 35,585,384.
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
We use the pronouns “we”, “our” and “us” and the term “Bristow Group” to refer collectively to Bristow Group and its consolidated subsidiaries and affiliates, unless the context indicates otherwise. We also own interests in other entities that we do not consolidate for financial reporting purposes, which we refer to as unconsolidated affiliates, unless the context indicates otherwise. Bristow Group, Bristow Aviation Holdings Limited (“Bristow Aviation”), our consolidated subsidiaries and affiliates, and the unconsolidated affiliates are each separate corporations, limited liability companies or other legal entities, and our use of the terms “we,” “our” and “us” does not suggest that we have abandoned their separate identities or the legal protections given to them as separate legal entities. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ended March 31, 2014 is referred to as “fiscal year 2014”.
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
You should consider the following key factors when evaluating these forward-looking statements:

•	the possibility of political instability, war or acts of terrorism in any of the countries where we operate;

•	fluctuations in worldwide prices of and demand for oil and natural gas;

•	fluctuations in levels of oil and natural gas exploration and development activities;

•	fluctuations in the demand for our services;

•	the existence of competitors;

•	the existence of operating risks inherent in our business, including the possibility of declining safety performance;

•	the possibility of changes in tax and other laws and regulations;

•	the possibility that the major oil companies do not continue to expand internationally;

•	the possibility of significant changes in foreign exchange rates and controls;

•	general economic conditions including the capital and credit markets;

•	the possibility that we may be unable to acquire additional aircraft due to limited availability or unable to exercise aircraft purchase options;

•	the possibility that we may be unable to dispose of older aircraft through sales into the aftermarket;

•	the possibility that we may be unable to obtain financing or we may be unable to draw on our credit facilities;

•	the possibility that segments of our fleet may be grounded for extended periods of time or indefinitely;

•	the possibility that we may be unable to re-deploy our aircraft to regions with greater demand;

•	the possibility that reductions in spending on helicopter services by governmental agencies could lead to modifications of search and rescue (“SAR”) contract terms or delays in receiving payments; and

•	the possibility that we do not achieve the anticipated benefits from the addition of new-technology aircraft to our fleet.
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

PART I

Item 1.    Business
Overview
We are the leading provider of helicopter services to the worldwide offshore energy industry based on the number of aircraft operated and one of two helicopter service providers to the offshore energy industry with global operations. We have a long history in the helicopter services industry through Bristow Helicopters Ltd. (“Bristow Helicopters”) and Offshore Logistics, Inc., having been founded in 1955 and 1969, respectively. We have major transportation operations in the North Sea, Nigeria and the U.S. Gulf of Mexico, and in most of the other major offshore energy producing regions of the world, including Australia, Brazil, Canada, Russia and Trinidad. We provide private sector SAR services in Australia, Canada, Norway, Russia and Trinidad, and we began providing public sector SAR services in North Scotland on behalf of the Maritime & Coastguard Agency in June 2013. Additionally, in March 2013 we were awarded a new contract to provide public sector SAR services for all of the U.K., which will commence during fiscal year 2016.
We generated 83%, 94% and 92% of our consolidated operating revenue, business unit operating income and business unit adjusted EBITDAR, respectively, from operations outside of the U.S. in fiscal year 2014. Adjusted EBITDAR is calculated by taking our net income and adjusting for interest expense, depreciation and amortization, rent expense (included as components of direct cost and general and administrative expense), provision for income taxes, gain (loss) on disposal of assets and any special items during the reported periods.
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
Helicopters are generally classified as small (four to eight passengers), medium (12 to 16 passengers) and large (18 to 25 passengers), each of which serves a different transportation need of the offshore energy industry. Medium and large helicopters, which can fly in a wider variety of operating conditions, over longer distances, at higher speeds and carry larger payloads than small helicopters, are most commonly used for crew changes on large offshore production facilities and drilling rigs. With these enhanced capabilities, medium and large helicopters have historically been preferred in international markets, where the offshore facilities tend to be larger, the drilling locations tend to be more remote and the onshore infrastructure tends to be more limited. Additionally, local governmental regulations in certain international markets require us to operate twin-engine medium and large aircraft in those markets. Global demand for medium and large helicopters is driven by drilling, development and production activity levels in deepwater locations throughout the world, as the medium and large aircraft are able to travel to these deepwater locations. Small helicopters are generally used for shorter routes and to reach production facilities that cannot accommodate medium and large helicopters. Our small helicopters operate primarily over the shallow waters offshore the U.S. Gulf of Mexico and Nigeria. Worldwide there are approximately 8,000 production platforms and 770 offshore rigs. We are able to deploy our aircraft to the regions with the greatest demand, subject to the satisfaction of local governmental regulations. SAR operations utilize medium and large aircraft that are specially configured to conduct these types of operations in environments around the world. The commercial aircraft in our consolidated fleet are our primary source of revenue. To normalize the consolidated operating revenue of our fleet for the different revenue productivity and cost of our commercial aircraft, we use a common weighted factor that combines large, medium and small aircraft into a combined standardized number of revenue producing commercial aircraft assets. We call this measure Large AirCraft Equivalent (“LACE”). Our commercial large, medium and small aircraft, including owned and leased, are weighted as 100%, 50%, and 25%, respectively, to arrive at a single LACE number, which excludes Bristow Academy aircraft, fixed wing aircraft, affiliate aircraft, aircraft held for sale and aircraft construction in process. We divide our operating revenue from commercial contracts relating to these aircraft, which excludes operating revenue from affiliates and reimbursable revenue, by LACE to develop a LACE rate, which is a standardized rate.
There are also additional markets for helicopter services beyond the offshore energy industry and SAR, including agricultural support, air medical, tourism, firefighting, corporate transportation, traffic monitoring, police and military. The existence of these alternative markets enables us to better manage our helicopter fleet by providing potential purchasers for older aircraft and for our excess aircraft during times of reduced demand in the offshore energy industry. As part of an ongoing process to rationalize and simplify our global fleet of helicopters, we plan to reduce our current fleet, consisting of 28 different fleet and sub-fleet types, to eight fleet types in approximately five years and five fleet types in approximately ten years. During fiscal year 2014, we completed our exit from five fleet types and expect to exit from an additional eight fleet types over the next two fiscal years. As we modernize our fleet, we have recently added two new fleet types, the AgustaWestland AW189 large and S-76D medium aircraft; the first AW189 was delivered in April 2014 and the first three Sikorsky S-76Ds were delivered in the last two quarters of fiscal year 2014. This is the first time in five years that we have introduced a new aircraft fleet type into our fleet. These aircraft and other new technology models will comprise our service offering as we reduce the overall number of aircraft in our fleet in the upcoming years.
We position our business to be the preferred provider of helicopter services by maintaining strong relationships with our clients and providing safe and high-quality service. In order to create further differentiation and add value to our clients, we focus on enhancing our value to our clients through our “Bristow Client Promise” program, which are the initiatives of “Target Zero Accidents,” “Target Zero Downtime” and “Target Zero Complaints.” This program is designed to help our clients better achieve their offshore objectives by providing higher hours of zero-accident flight time with on-time and up-time helicopter transportation service. We maintain close relationships with our clients’ field operations, corporate management and contacts at governmental agencies which we believe help us better anticipate client needs and provide our clients with the right aircraft in the right place at the right time, which in turn allows us to better manage our fleet utilization and capital investment program. By better understanding and delivering on our clients’ needs with our global operations and safety standards, we believe we effectively compete against other helicopter service providers based on aircraft availability, client service, safety and reliability, and not just price. We also leverage our close relationships with our industry peers to establish mutually beneficial operating practices and safety standards industry-wide.
In addition to our primary Helicopter Services operations, we also operate a training business unit, Bristow Academy, and provide technical services to clients in the U.S. and U.K. See “— Bristow Academy” and “— Technical Services” below for further discussion of these operations.
Most countries in which we operate limit foreign ownership of aviation companies. To comply with these regulations and at the same time expand internationally, we have formed or acquired interests in a number of foreign helicopter operators. These investments typically combine a local ownership interest with our experience in providing helicopter services to the offshore energy industry. These arrangements have allowed us to expand operations while diversifying the risks and reducing the capital outlays associated with independent expansion. We lease some of our aircraft to a number of unconsolidated affiliates, which in turn provide helicopter services to clients locally.
In fiscal year 2013, Bristow Helicopters was awarded a new contract with the Department for Transport in the U.K. to provide SAR services for all of the U.K. The SAR services contract has a phased-in transition period beginning in April 2015 and continuing to July 2017 and a contract length of approximately ten years. Under the terms of this contract, Bristow Helicopters has agreed to provide 11 Sikorsky S-92 and 11 AgustaWestland AW189 helicopters that will be located at ten bases across the U.K. Each SAR base will operate either two S-92s or two AW189s. In addition to the ten bases with 20 aircraft, the contract provides for two fully SAR-equipped training aircraft that can be deployed to any base as needed. SAR service not related to the oil and gas industry include previously awarded work involving seven aircraft for U.K. Gap SAR, five aircraft in Ireland, two aircraft in the Dutch Antilles and 18 additional aircraft for our U.K. SAR contract.

The SAR market is continuing to evolve, and we believe further outsourcing of SAR services to the private sector will continue as it is successfully deployed for governments. We are aware of other opportunities yet to be awarded in the future for up to 16 aircraft in various countries including Australia, Brazil, the Falklands, Libya, the Netherlands and Nigeria.
Since the beginning of fiscal year 2009, we have made strategic investments and acquisitions including investment in new generations of aircraft that are in heavy demand by our clients, expanded or increased investments in new markets, including investments by Bristow Helicopters in Eastern Airways International Limited (“Eastern Airways”) in the U.K. and in Bristow Norway, and our investments in Cougar Helicopters Inc. (“Cougar”) in Canada and Líder Táxi Aéreo S.A. (“Líder”) in Brazil (giving us access to one of the fastest growing offshore helicopter markets in the world).
Also since the beginning of fiscal year 2009, we have raised $1.4 billion of capital in a mix of debt and equity with both public and private financings, generating gross proceeds of $177.2 million through the divestiture of non-core businesses (including the sale of 53 small aircraft and related assets operating in the U.S. Gulf of Mexico in fiscal year 2009 and the sale of our 50% interest in each of FBS Limited, FB Heliservices Limited and FB Leasing Limited, collectively referred to as the FB Entities, in fiscal year 2014), generated proceeds of approximately $315 million through the sale of other aircraft to the helicopter aftermarket and received $673 million from the sale and leaseback of 34 aircraft during fiscal years 2012, 2013 and 2014. Concurrently, we have invested over $2.4 billion in capital expenditures to grow our business.
While we plan to continue to be disciplined concerning future capital commitments, we also intend to continue prudently managing our capital structure and liquidity position with external financings as needed. Our strategy will involve funding our short-term liquidity requirements with borrowings under our amended and restated revolving credit and term loan agreement (“Amended and Restated Credit Agreement”), which consists of a $350 million revolving credit facility (“Revolving Credit Facility”) and a $250 million term loan (“Term Loan”) (together referred to as our “Credit Facilities”), and funding our long-term financing needs, while maintaining a prudent capital structure, among the following alternatives: a) operating leases, b) bank debt, c) public or private debt and/or equity placements and d) private and export credit agency-supported financings.
Not only have we invested in the Company, we are also committed to returning capital to investors. Since fiscal year 2012, we have repurchased $113.4 million of shares through our share repurchase program and paid $86.7 million in dividends to deliver a more balanced return to our shareholders. See Item 7. “Management’s Discussion and Analysis of Financial Condition — Our Strategy — Capital Allocation Strategy” included elsewhere in this Annual Report for further details on our dividends and share buyback program.
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

As of March 31, 2014, the aircraft in our fleet, the aircraft which we expect to take delivery of in the future and the aircraft which we have the option to acquire were as follows:

	Number of Aircraft
	Consolidated Affiliates					Unconsolidated Affiliates (3)
	Operating Aircraft
Type	Owned Aircraft	Leased Aircraft	Aircraft Held For Sale	On Order (1)	Under Option (2)	In Fleet	Maximum Passenger Capacity
Large Helicopters:
AS332L Super Puma	14	—	4	—	—	—	18
AW 189	—	—	—	17	6	—	16
EC175	—	—	—	5	7	—	16
EC225	14	6	—	3	9	—	19
Mil Mi-8	7	—	—	—	—	—	20
Sikorsky S-61	—	—	2	—	—	—	18
Sikorsky S-92	35	23	—	8	12	7	19
	70	29	6	33	34	7
Medium Helicopters:
AW 139	8	7	—	3	5	2	12
Bell 212	—	—	—	—	—	14	12
Bell 412	20	—	7	—	—	19	13
EC155	1	—	—	—	—	—	13
Sikorsky S-76 A/A++	4	—	—	—	—	5	12
Sikorsky S-76 C/C++	41	10	—	—	—	34	12
Sikorsky S-76D	3	—	—	7	16	—	12
	77	17	7	10	21	74
Small Helicopters:
Bell 206B	—	1	—	—	—	2	4
Bell 206L Series	5	4	—	—	—	6	6
Bell 407	35	—	—	—	—	—	6
BK-117	—	2	—	—	—	—	7
BO-105	1	—	—	—	—	—	4
EC135	—	—	2	—	—	3	6
	41	7	2	—	—	11
Training Aircraft:
Agusta 109	—	—	—	—	—	1	6
AS 350BB	—	—	—	—	—	2	4
AS 355	—	2	—	—	—	—	5
Bell 206B	1	11	—	—	—	—	4
Robinson R22	—	10	—	—	—	—	2
Robinson R44	—	7	—	—	—	—	4
Sikorsky 300CB/CBi	41	—	1	—	—	—	2
Fixed wing	1	—	—	—	—	—
	43	30	1	—	—	3
Fixed wing (4)	20	13	—	—	—	36
Total	251	96	16	43	55	131
_______________

(1)
Signed client contracts are currently in place that will utilize 19 of these aircraft. Five aircraft on order expected to enter service between fiscal years 2016 and 2017 are subject to the successful development and certification of the aircraft type. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity — Future Capital Requirements” included elsewhere in this Annual Report.

(2)
Represents aircraft which we have the option to acquire. If the options are exercised, the agreements provide that aircraft would be delivered over fiscal years 2016 through 2019. Seven aircraft under options are subject to the successful development and certification of the aircraft type. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity — Future Capital Requirements” included elsewhere in this Annual Report.

(3)	Includes 57 helicopters (primarily medium) and 29 fixed wing aircraft owned and managed by Líder, our unconsolidated affiliate in Brazil.

(4)	In February 2014, Bristow Helicopters acquired a 60% interest in Eastern Airways. Eastern Airways operates a total of 30 fixed wing aircraft which are included in our Europe business unit.
The following table presents the distribution of our operating revenue for fiscal year 2014 and aircraft as of March 31, 2014 among our business units.

		Aircraft in Consolidated Fleet(1)(2)
	Operating Revenue for Fiscal Year 2014	Helicopters
		Small	Medium	Large	Training	Fixed Wing	Total	Unconsolidated Affiliates (3)	Total

Europe	41%	—	8	57	—	30	95	—	95
West Africa	21%	8	29	7	—	3	47	—	47
North America	15%	38	26	12	—	—	76	—	76
Australia	10%	2	7	19	—	—	28	—	28
Other International	9%	2	31	10	—	—	43	131	174
Corporate and other	4%	—	—	—	74	—	74	—	74
Total	100%	50	101	105	74	33	363	131	494

_________

(1)	Includes 16 aircraft held for sale and 96 leased aircraft as follows:

	Held for Sale Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Training	Fixed Wing	Total
Europe	—	—	5	—	—	5
West Africa	—	2	—	—	—	2
North America	—	2	—	—	—	2
Australia	—	—	1	—	—	1
Other International	2	3	—	—	—	5
Corporate and other	—	—	—	1	—	1
Total	2	7	6	1	—	16

	Leased Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Training	Fixed Wing	Total
Europe	—	1	20	—	13	34
West Africa	—	1	1	—	—	2
North America	5	13	4	—	—	22
Australia	2	2	4	—	—	8
Other International	—	—	—	—	—	—
Corporate and other	—	—	—	30	—	30
Total	7	17	29	30	13	96

(2)	The average age of our fleet, excluding fixed wing and training aircraft, was 11 years as of March 31, 2014.

(3)	The 131 aircraft operated by our unconsolidated affiliates do not include those aircraft leased from us.

Our historical LACE and LACE rate is as follows:

	Fiscal Year Ended March 31,
	2014	2013	2012	2011	2010
LACE	158	158	149	153	159
LACE Rate (in millions)	$9.34	$8.35	$7.89	$7.15	$6.49
The following table presents the distribution of LACE aircraft owned and leased, and the percentage of LACE leased as of March 31, 2014. The percentage of LACE leased is calculated by taking the total LACE for leased aircraft divided by the total LACE for all aircraft we operate, including both owned and leased aircraft.

	LACE		Percentage of LACE leased
	Owned Aircraft	Leased Aircraft
Europe	36	21	37%
West Africa	21	2	7%
North America	22	12	35%
Australia	17	6	25%
Other International	24	—	—%
Total	119	39	25%
Since February 2012, we have focused on an integrated company-wide project to move towards Operational Excellence through standardization and simplification. Our Operational Excellence effort is an evolution not a revolution, and is in keeping with our promise to clients for continued improvement. These initiatives involve focusing on innovation, simplification and standardization to create a step change in safety and operational performance, while seeking to reduce financial risk and increase performance predictability. Our Operational Excellence initiatives include measured, multi-year changes to many of our assets including information technology infrastructure and overall fleet composition including fleet rationalization and simplification from operating 28 different helicopter types, including sub-types, currently to the expected operation of eight fleet types in approximately five years and five fleet types in approximately ten years. Significant business transformation work is also underway including integrated operations planning and inventory optimization.
Business Unit Operations
Europe
We operate our Europe business unit from six bases in the U.K. and four bases in Norway. Our Europe operations are managed from our facilities in Aberdeen, Scotland. Based on the number of aircraft operating, we are one of the largest providers of helicopter services in the North Sea, where there are harsh weather conditions and geographically concentrated offshore facilities. The offshore facilities in the Northern North Sea and Norwegian North Sea are large and require frequent crew change flight services. In the Southern North Sea, the facilities are generally smaller with some unmanned platforms requiring shuttle operations to up-man in the morning and down-man in the evening. We deploy the majority of the large aircraft in our consolidated fleet in Europe. Our clients in this business unit are primarily major integrated and independent offshore energy companies. We provide commercial SAR services for a number of oil and gas companies operating in the Norwegian sector of the North Sea. In fiscal year 2013, we started providing SAR services for North Scotland under a contract awarded in fiscal year 2012, using four Sikorsky S-92 helicopters based in the Scottish locations of Stornoway and Sumburgh. As discussed above, in fiscal year 2013, Bristow Helicopters was awarded a new contract to provide SAR services for all of the U.K. This SAR services contract has a phased-in transition period beginning in April 2015 and continuing to July 2017. Our Europe operations are subject to seasonality as drilling activity is lower during the winter months due to harsh weather and shorter days.
Bristow Helicopters owns a 60% interest in Eastern Airways, a regional fixed wing operator based in the U.K. Eastern Airways has 708 employees and operations focus on providing both charter and scheduled services targeting U.K. oil and gas transport. Eastern Airways operates 30 fixed wing aircraft. We believe this investment will strengthen Bristow Helicopters’ ability to provide a complete suite of point to point transportation services for existing European based passengers, expand helicopter services in certain areas like the Shetland Islands and create a more integrated logistics solution for global clients.

West Africa
As of March 31, 2014, all of the aircraft in our West Africa business unit operate in Nigeria, where we are the largest provider of helicopter services to the offshore energy industry. We deploy a combination of small, medium and large aircraft in Nigeria and service a client base comprised mostly of major integrated offshore energy companies. We have six operational bases, with the largest bases located in Escravos, Lagos, Port Harcourt and Warri. The marketplace for our services had historically been concentrated predominantly in the oil rich swamp and shallow waters of the Niger Delta area. We increased the LACE in this business unit to 23 as of March 31, 2014 with the addition of 2 LACE during fiscal year 2014. More recently we have been undertaking work further offshore in support of deepwater exploration. Operations in West Africa are subject to seasonality as the Harmattan, a dry and dusty trade wind, blows between the end of November and the middle of March. At times when the heavy amount of dust in the air severely limits visibility, our aircraft are unable to operate.
North America
We operate our North America business unit from six operating facilities in the U.S. Gulf of Mexico and two operating facilities in Alaska. We are one of the largest suppliers of helicopter services in the U.S. Gulf of Mexico. Our clients in this business unit are mostly international, independent and major integrated offshore energy companies. The U.S. Gulf of Mexico is a major offshore energy producing region with approximately 3,300 production platforms and 90 drilling rigs. The shallow water platforms are typically unmanned and are serviced by small aircraft. The deepwater platforms are serviced by medium and large aircraft. Among our strengths in this region, in addition to our operating facilities, are our advanced flight-following systems and our widespread and strategically located offshore fuel stations. Operations in the U.S. Gulf of Mexico are subject to seasonality as the months of December through March typically have more days of harsh weather conditions than the other months of the year. Additionally, during the months of June through November, tropical storms and hurricanes may reduce activity as we are unable to operate in the area of the storm.
While we currently operate in Alaska, we are in the process of exiting the Alaska market. Our principal work in Alaska utilizes six aircraft that provide daily support to the Trans-Alaska pipeline, along with providing small twin engine contract and charter service to onshore and offshore exploration, development and production activities on the North Slope and in the Cook Inlet. Operations in Alaska are subject to seasonality as fall and winter months have fewer hours of daylight and harsh weather conditions limit some offshore energy related activities. We recognize that the current operating environment in the North America business unit is challenging for our fleet mix and we are proactively restructuring our business by exiting the Alaska market with a long-term strategy of operating larger aircraft to service deepwater contracts. We expect our exit from the Alaska market to conclude by August 2014.
We own a 40% economic interest in Cougar, the largest offshore energy and SAR helicopter service provider in Atlantic Canada. Cougar has approximately 280 employees and operations are primarily focused on serving the offshore oil and gas industry off Canada’s Atlantic coast. We currently lease eight large helicopters and three shore-based facilities to Cougar, including state-of-the-art helicopter passenger, maintenance and SAR facilities located in Newfoundland and Labrador.
Australia
We are the largest provider of helicopter services to the offshore energy industry in Australia, where we have five bases located in Western Australia, three in Victoria, one in Northern Territory and one in Queensland. These operations are managed from our Australian head office facility in Perth, Western Australia. Our operating bases are located in the vicinity of the major offshore energy exploration and production fields in the North West Shelf, Browse and Carnarvon basins of Western Australia and the Bass Straits in Victoria, where our fleet provides helicopter services solely to offshore energy operators. We also provide airport management services on Barrow Island in Western Australia. Our clients in Australia are primarily major integrated offshore energy companies. We provide SAR and medical evacuation services to the oil and gas industry in Australia and engineering support to the Republic of Singapore Air Force’s fleet of helicopters at their base in Oakey, Queensland. Additionally, in early fiscal year 2015 we announced that we had won a contract in Australia for three large aircraft operating over 24 months beginning January 2016 operated out of Ceduna in South Australia.

Other International
We currently conduct our Other International business unit operations in Brazil, Egypt, Malaysia, Mexico, Russia, Tanzania, Trinidad, and Turkmenistan. As of March 31, 2014, we and our unconsolidated affiliates operated a mixture of small, medium, and large aircraft in these markets. While we have a diverse client base in this business unit, a large majority of revenue is generated from monthly fixed charges for long term exploration or production related work. The following is a description of operations in our Other International business unit as of March 31, 2014.

•
Brazil – We own a 42.5% economic interest in Líder, the largest provider of helicopter and corporate aviation services in Brazil. Líder has five primary operating units: helicopter service, maintenance, chartering, ground handling and aircraft sales, and provides commercial SAR and medical evacuation services to the oil and gas industry. Líder’s fleet includes 57 rotor wing and 29 fixed wing aircraft (including owned and managed aircraft). Líder’s management has introduced large helicopters into their operational portfolio allowing them to gain competence and positioning them for the anticipated growth associated with Brazil’s pre-salt fields. Líder also has a vast network of over 20 bases distributed strategically in Brazil including locations in Macae, Rio de Janiero, Sao Tome, Urucu and Vitória. We currently lease eight medium and three large aircraft to Líder.

•
Egypt – We own a 25% interest in Petroleum Air Services (“PAS”), an Egyptian corporation which provides helicopter and fixed wing transportation to the offshore energy industry. Additionally, spare fixed wing capacity is chartered to tourism operators. PAS operates 38 helicopters and seven fixed wing aircraft from multiple locations. The remaining 75% interest in PAS is owned by the Egyptian General Petroleum Corporation.

•
Malaysia – We lease two aircraft to MHS Aviation Berhad which are operated from a base in Labuan and provide services to an international offshore energy company. In addition, we have a Technical Services Agreement with MHS Aviation Berhad under which we provide a number of supervisory engineers and other technical services as required.

•
Russia – We operate seven large aircraft from three locations on Sakhalin Island, where we provide helicopter services to international and domestic offshore energy companies and operate a local SAR service.

•
Tanzania – We lease three medium aircraft, including two oil and gas and one limited SAR aircraft, to an alliance partner in Tanzania which operates out of Julius Nyerere International Airport, Dar es Salaam.

•
Trinidad – We operate ten medium aircraft that are used to service our clients who are primarily engaged in offshore energy activities. We operate from a base located at Trinidad’s Piarco International Airport. Also, we provide certain engineering, training and operational support services to the Trinidad and Tobago Air Guard.

•
Other – We operate two aircraft through our 51% interest in Turkmenistan Helicopters Limited, a Turkmenistan corporation that provides helicopter services to an international offshore energy company from a single location. During fiscal year 2014, we also leased aircraft to a client in Mexico under contracts that have now expired with three aircraft remaining in Mexico as of March 31, 2014. We will no longer be leasing aircraft in Mexico.

Bristow Academy
Bristow Academy is a leading provider of helicopter training services with over 25 years of operating history and training facilities in Titusville, Florida; New Iberia, Louisiana; Carson City, Nevada, and Gloucestershire, England. Bristow Academy trains students from around the world to become helicopter pilots and is approved to provide helicopter flight training at the commercial pilot and flight instructor level by both the U.S. Federal Aviation Administration (the “FAA”) and the European Aviation Safety Authority (“EASA”). Bristow Academy operates 74 aircraft (including 44 owned, 30 leased aircraft) and employs approximately 175 people, including over 55 primary flight instructors. A significant part of Bristow Academy’s operations include military training, which generated approximately 50% of Bristow Academy’s operating revenue for fiscal year 2014.
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

Clients and Contracts
The principal clients for our helicopter services are major integrated, national and independent offshore energy companies. The following table presents our top ten clients in fiscal year 2014 and their percentage contribution to our consolidated gross revenue during fiscal years 2014, 2013 and 2012 and includes any clients accounting for 10% or more of our consolidated gross revenue during such fiscal years.

	Fiscal Year Ended March 31,
Client Name	2014	2013	2012
Chevron	12.9%	13.1%	11.9%
ConocoPhillips	8.8%	7.2%	5.5%
IAC (1)	7.9%	8.3%	8.1%
BP	6.5%	8.1%	8.2%
Statoil	5.9%	5.6%	4.7%
Talisman Energy	5.5%	3.6%	2.2%
Cougar (2)	3.8%	2.0%	0.4%
ENI	3.7%	4.3%	3.1%
Exxon Mobil	3.3%	3.3%	3.5%
Apache	3.0%	4.0%	4.6%
	61.3%	59.5%	52.2%
_____________

(1)	IAC is the Integrated Aviation Consortium in the U.K. North Sea and comprises six major oil companies: BP, CNR International, Fairfield Energy, Petrofac, Shell and TAQA.
(2)     As discussed above, we own a 40% economic interest in Cougar.
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
Additionally, we provide private sector SAR services in Australia, Canada, Norway, Russia and Trinidad, and we began providing public sector SAR services in North Scotland on behalf of the Maritime & Coastguard Agency in June 2013. Generally, SAR services contracts include a monthly standing charge, which averages approximately 85% of the total contract revenue, and a monthly variable charge that covers flying, fuel and ancillary items, which averages approximately 15% of the total contract revenue. For more information regarding the risks associated with the U.K. SAR contract, see “Risk Factors— Our U.K. SAR contract can be terminated and is subject to certain other rights of the U.K. Department for Transport.” See further details on the U.K. SAR award in “— Overview.”
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
In most situations, clients charter aircraft on the basis of competitive bidding. On limited occasions, our clients renew or extend existing contracts without employing a competitive bid process. Contracts are generally awarded based on a number of factors, including price, quality of service, operational experience, record of safety, quality and type of equipment, client relationship and professional reputation. Incumbent operators typically have a competitive advantage in the bidding process based on their relationship with the client, knowledge of the site characteristics and existing facilities to support the operations. Because certain of our clients in the offshore energy industry have the capability to perform their own helicopter services, our ability to increase charter rates may be limited under certain circumstances.
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
Safety, Industry Hazards and Insurance
Hazards such as severe weather and mechanical failures are inherent in the transportation industry and may result in the loss of equipment and revenue. It is possible that personal injuries and fatalities may occur. We believe our air accident rate per 100,000 flight hours, which has historically been more than ten times lower than the reported global offshore energy production helicopter average data, indicates that we have consistently performed better than the industry average with respect to safety. In fiscal year 2013, an aircraft operated by one of our U.S. subsidiaries was involved in an accident in which the pilot was fatally injured. There were no passengers on board. During fiscal years 2014 and 2012, we had no accidents that resulted in fatalities.
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
On February 20, 2014, the U.K. Civil Aviation Authority (“CAA”) issued a report detailing the findings and recommendations from its review of helicopter transport operations serving offshore installations in the U.K. The report, commonly referred to as CAP 1145, contains more than 60 safety actions and recommendations to improve the safety of offshore helicopter transport. Ten of the recommendations are designed to improve the survivability of passengers and crew following a ditching or impact in water.
One safety directive, which is scheduled to go into effect on September 1, 2014, will restrict seating capacity on some aircraft in the North Sea until new breathing systems are available or side floats are installed. Further requirements will be implemented over the next 12 months, including operational restrictions when sea states are above a certain prescribed level, or the flight prohibition of individuals whose size exceeds the dimensions of emergency egress windows.
We believe CAP 1145 will make our industry safer. We are working cooperatively with the CAA, other helicopter operators, and our clients in the North Sea to evaluate and deploy technologies that meet these new safety standards. We remain committed to ensuring that any impact to our operations is managed through our existing safety policies and programs and does not result in an elevated safety risk in the near term. The requirements could present North Sea operators, including us, with significant operational challenges.
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

Employees
As of March 31, 2014, we employed 4,486 employees. Many of our employees are represented under collective bargaining agreements. Periodically, certain groups of our employees who are not covered by a collective bargaining agreement consider entering into such an agreement. We believe that our relations with our employees are generally satisfactory.
The following table sets forth our main employee groups and status of the collective bargaining agreements:

Employee Group	Representatives	Status of Agreement	Approximate Number of Employees Covered by Agreement as of March 31, 2014
U.K. Pilots	British Airline Pilots Association (“BALPA”)	Agreement expired in March 2014. Currently in negotiations.	280
U.K. Engineers and Staff	Unite	Agreement expired in March 2014. Currently in negotiations.	520
Bristow Norway Pilots	Norsk Flygerforbund (“NALPA”); new union (“PARAT”) effective April 1, 2010	Agreement expires in March 2015.	140
Bristow Norway Engineers	Norsk Helikopteransattes Forbund (“NU of HE”)/BNTF	Local agreement expires in September 2014. National negotiations currently ongoing.	100
Nigeria Junior and Senior Staff	National Union of Air Transport Employees; Air Transport Services Senior Staff Association of Nigeria	Agreements expired in April 2011. Currently in negotiations.	70
Nigeria Pilots and Engineers	Nigerian Association of Airline Pilots and Engineers	We recognize this union for representation purposes, but there is no formal commitment to negotiate remuneration.	150
North America Pilots	Office and Professional Employees International Union (“OPEIU”)	Amendable March 26, 2015.	200
Gulf of Mexico Mechanics	OPEIU	Negotiations started in May 2013. No agreement in place yet.	390
Australia Pilots	Australian Federation of Air Pilots	Agreement expires in December 2015.	120
Australia Engineers and BDI Tradesmen and Staff	Australian Licensed Aircraft Engineers Association (“ALAEA”), Australian Manufacturing Union (“AMWU”) and elected employee representatives	Agreement for BDI tradesmen and staff expires in March 2017. Agreement for Australia engineers expires March 2015.	190
Trinidad Mechanics	Fitters/Handlers	Agreements expired in June and May 2013. Currently in negotiations.	60
Barrow Island Aerodome Staff	Transport Workers Union	Agreements expire in May 2015.	40
Líder, our unconsolidated affiliate in Brazil, employs approximately 2,000 employees and Cougar, our unconsolidated affiliate in Canada, employs approximately 280 employees.

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
Under the Federal Aviation Act, it is unlawful to operate certain aircraft for hire within the U.S. unless such aircraft are registered with the FAA and the FAA has issued an operating certificate to the operator. As a general rule, aircraft may be registered under the Federal Aviation Act only if the aircraft are owned or controlled by one or more citizens of the U.S. and an operating certificate may be granted only to a citizen of the U.S. For purposes of these requirements, a corporation is deemed to be a citizen of the U.S. only if at least 75% of its voting interests are owned or controlled by U.S. citizens, the president of the company is a U.S. citizen, two-thirds or more of the directors are U.S. citizens and the company is under the actual control of U.S. citizens. If persons other than U.S. citizens should come to own or control more than 25% of our voting interest or if any of the other requirements are not met, we have been advised that our aircraft may be subject to deregistration under the Federal Aviation Act, and we may lose our ability to operate within the U.S. Deregistration of our aircraft for any reason, including foreign ownership in excess of permitted levels, would have a material adverse effect on our ability to conduct certain operations within our North America and Bristow Academy business units. Therefore, our organizational documents currently provide for the automatic suspension of voting rights of shares of our outstanding voting capital stock owned or controlled by non-U.S. citizens, and our right to redeem those shares, to the extent necessary to comply with these requirements. As of March 31, 2014, approximately 2,891,000 shares of our common stock, par value $.01 per share (“Common Stock”), were held of record by persons with foreign addresses. These shares represented approximately 8% of our total outstanding Common Stock as of March 31, 2014. Our foreign ownership may fluctuate on each trading day because our Common Stock and our 3% convertible Senior Notes due 2038 (“3% Convertible Senior Notes”) are publicly traded.
Also, we are subject to the regulations imposed by the U.S. Foreign Corrupt Practices Act, which generally prohibits us and our intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business.
Additionally, we are subject to the International Traffic in Arms Regulations (“ITAR”) that control the export and import of defense-related articles and services. ITAR dictates that information and material pertaining to defense and military related technologies may only be shared with U.S. persons or organizations unless authorization from the U.S. State Department is received or a special exemption is used. U.S. persons or organizations may incur heavy fines if they have, without authorization or the use of an exemption, provided foreign persons with access to ITAR-protected defense articles, services or technical data.
United Kingdom
Our operations in the U.K. are subject to the Civil Aviation Act 1982 and other similar English and European Union statutes and regulations. We carry persons and property in our aircraft pursuant to an operating license issued by the Civil Aviation Authority (the “CAA”). The holder of an operating license must meet the ownership and control requirements of Council Regulation 2407/92. To operate under this license, the company through which we conduct operations in the U.K., Bristow Helicopters, must be owned directly or through majority ownership by European Union nationals, and must at all times be effectively controlled by them. To comply with these restrictions, we own only 49% of the ordinary shares of Bristow Aviation, the entity that owns Bristow Helicopters. In addition, we have a put/call agreement with the other two stockholders of Bristow Aviation which grants us the right to buy all of their Bristow Aviation ordinary shares (and grants them the right to require us to buy all of their shares). Under English law, to maintain Bristow Helicopters’ operating license, we would be required to find a qualified European Union owner to acquire any of the Bristow Aviation shares that we have the right or obligation to acquire under the put/call agreement. In addition to our equity investment in Bristow Aviation, we own deferred stock, essentially a subordinated class of stock with no voting rights, and hold subordinated debt issued by Bristow Aviation.

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
Also, we are subject to the U.K. Bribery Act 2010 ("U.K. Bribery Act") which creates criminal offenses for bribery and failing to prevent bribery.
Additionally, we are subject to the U.K. and E.U. Dual-Use Export Regulations. Dual use goods are products and technologies which have both civilian and military applications. U.K. and E.U. regulations may require export authorization for certain exports of dual use items.
Nigeria
Our operations in Nigeria are subject to the Nigerian Content Development Act 2010, which requires that oil and gas contracts be awarded to a company that is seen or perceived to have more “local content” than a “Foreign” competitor. Additionally, the Nigerian Content Development Act allows the monitoring board to penalize companies that do not meet these local content requirements up to 5% of the value of the contract. Also, the Nigerian Civil Aviation Authority has commenced the re-certification of all operators (aircraft operating companies (“AOCs”) and aircraft maintenance organizations (“AMOs”)) in accordance with the new Nigerian Civil Aviation Regulations. The regulations require that AOCs and AMOs be separate, independent organizations with independent accountable managers. Accordingly, in order to properly and fully embrace new regulations, we made a number of key changes to our operating model in Nigeria, while maintaining safety as our number one priority at all times. The objectives of these changes being (a) enhancing the level of continued compliance by each of Bristow Helicopters Nigeria Ltd. (“BHNL”) and Pan African Airlines Nigeria Ltd. (“PAAN”) with local content regulations, (b) providing technical aviation maintenance services through a wholly-owned Bristow Group entity, BGI Aviation Technical Services Nigeria Limited (“BATS”), and (c) each of BHNL, PAAN and BATS committing to continue to apply and use all key Bristow Group standards and policies, including without limitation our Target Zero safety program, our Code of Business Integrity and our Operations Manuals. It is intended that achievement of these objectives should enable us to continue to be a successful and critical part of the Nigerian offshore energy and aviation industries.
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

Item 1A.Risk Factors
If you hold our securities or are considering an investment in our securities, you should carefully consider the following risks, together with the other information contained in this Annual Report.
Risks Relating to Our Clients and Contracts
The demand for our services is substantially dependent on the level of offshore oil and gas exploration, development and production activity.
We provide helicopter and fixed wing services to companies engaged in offshore oil and gas exploration, development and production activities. As a result, demand for our services, as well as our revenue and our profitability, are substantially dependent on the worldwide levels of activity in offshore oil and gas exploration, development and production. These activity levels are principally affected by trends in, and expectations regarding, oil and gas prices, as well as the capital expenditure budgets of offshore energy companies. We cannot predict future exploration, development and production activity or oil and gas price movements. Historically, the prices for oil and gas and activity levels have been volatile and are subject to factors beyond our control, such as:

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

•
the worldwide political environment, including uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities or other crises in the Middle East, Nigeria or other geographic areas, or further acts of terrorism in the U.K., U.S. or elsewhere.

Additionally, an increase in onshore fracking, which generally does not require use of our services, could have an adverse effect on our operations. If onshore fracking were to meaningfully increase in the international markets in which we operate, and if it were to drive a meaningful increase in the supply of hydrocarbons available to the markets we serve, it could potentially adversely impact the level of activity in our offshore oil and gas markets and the demand for our helicopter services.
The implementation by our clients of cost-saving measures could reduce the demand for our services.
Offshore energy companies are continually seeking to implement measures aimed at greater cost savings, including efforts to improve cost efficiencies with respect to air transportation services. For example, these companies may reduce staffing levels on both old and new installations by using new technology to permit unmanned installations and may reduce the frequency of transportation of employees by increasing the length of shifts offshore. In addition, these companies could initiate their own helicopter, airplane or other transportation alternatives. The continued implementation of these kinds of measures could reduce the demand for our services and have a material adverse effect on our business, financial condition and results of operations.
Our industry is highly competitive and cyclical, with intense price competition.
The helicopter and the fixed wing businesses are highly competitive throughout the world. Chartering of such aircraft is often done on the basis of competitive bidding among those providers having the necessary equipment, operational experience and resources. Factors that affect competition in our industry include price, quality of service, operational experience, record of safety, quality and type of equipment, client relationship and professional reputation.

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
We have several significant competitors in the North Sea, Nigeria, the U.S. Gulf of Mexico, Australia, Canada, and Brazil, and a number of smaller local competitors in other markets. Certain of our clients have the capability to perform their own air transportation operations or find new competitors should they elect to do so, which has a limiting effect on our rates.
As a result of significant competition, we must continue to provide safe and efficient service or we will lose market share which could have a material adverse effect on our business, financial condition and results of operations due to the loss of a significant number of our clients or termination of a significant number of our contracts. See further discussion in Item 1. “Business — Competition” included elsewhere in this Annual Report.
We depend on a small number of large offshore energy industry clients for a significant portion of our revenue.
We derive a significant amount of our revenue from a small number of offshore energy companies. Our loss of one of these significant clients, if not offset by sales to new or other existing clients, could have a material adverse effect on our business, financial condition and results of operations. See further discussion in Item 1. “Business — Clients and Contracts” included elsewhere in this Annual Report.
Our contracts often can be terminated or downsized by our clients without penalty.
Many of our fixed-term contracts contain provisions permitting early termination by the client at their convenience, generally without penalty, and with limited notice requirements. In addition, many of our contracts permit our clients to decrease the number of aircraft under contract with a corresponding decrease in the fixed monthly payments without penalty. As a result, you should not place undue reliance on the strength of our client contracts or the terms of those contracts.
Our U.K. SAR contract can be terminated and is subject to certain other rights of the U.K. Department for Transport.
Our contract with the U.K. Department for Transport (“Dft”) to provide SAR services for all of the U.K. (the “U.K. SAR contract”) allows the Dft to cancel the contract for any reason upon notice and payment of a specified cancellation fee based on the number of bases reduced as a result of the exercise and the timing of the exercise. Additionally, the U.K. SAR contract grants the Dft the option to require us to transfer to the Dft, at termination or expiration, either the lease or the ownership of some or all of the helicopters that service the U.K. SAR contract. The Dft may alternatively require that we or the owner, as the case may be, transfer the lease or ownership of the helicopters to any replacement service provider. If the Dft wishes to transfer ownership it must pay a specified option exercise fee based on the value of the helicopters.  If the Dft wishes to transfer the lease it does not have to pay an option exercise fee. We currently lease all of the aircraft that service the U.K. SAR contract. Therefore, although we are entitled to some compensation for termination or early expiration if we are not at fault, termination or early expiration of the U.K. SAR contract would result in a significant loss of expected revenue. Additionally, we do not have the right to transfer the ground facilities supporting the U.K. SAR contract to the replacement service provider. If alternative long-term uses were not identified for these facilities, we could incur recurring fixed expenses for these recently acquired, non-revenue producing assets if we were unable to sell them to a replacement contractor or other party in the event the U.K. SAR contract is terminated.
Our clients may shift risk to us.
We give to and receive from our clients indemnities relating to damages caused or sustained by us in connection with our operations. Our clients’ changing views on risk allocation together with deteriorating market conditions could force us to accept greater risk to win new business, retain renewing business or could result in us losing business if we are not prepared to take such risks. To the extent that we accept such additional risk, and seek to insure against it, if possible, our insurance premiums could rise. If we cannot insure against such risks or otherwise choose not to do so, we could be exposed to catastrophic losses in the event such risks are realized.
We may not be able to obtain client contracts with acceptable terms covering some of our new helicopters, and some of our new helicopters may replace existing helicopters already under contract, which could adversely affect the utilization of our existing fleet.
We have ordered, and have options for, a substantial number of new helicopters. Many of our new helicopters may not be covered by client contracts when they are delivered to us, and we cannot assure you as to when we will be able to utilize these new helicopters or on what terms. To the extent our helicopters are covered by a client contract when they are delivered to us, many of these contracts are for a short term, requiring us to seek renewals more frequently. Alternatively, we expect that some of our clients may request new helicopters in lieu of our existing helicopters, which could adversely affect the utilization of our existing fleet.
Reductions in spending on helicopter services by government agencies could lead to modifications of SAR contract terms or delays in receiving payments, which could adversely impact our business, financial condition and results of operations.
We have contracts with government agencies in the U.K. and Australia and were recently awarded a contract to provide SAR services for all of the U.K. Any reductions in the budgets of government agencies for spending on helicopter services, implementation of cost saving measures by government agencies, imposed modifications of contract terms or delays in collecting receivables owed to us by our government agency clients could have an adverse effect on our business, financial condition and results of operations.
In addition, there are inherent risks in contracting with government agencies. Applicable laws and regulations in the countries in which we operate may enable our government agency clients to (i) terminate contracts for convenience, (ii) reduce, modify or cancel contracts or subcontracts if requirements or budgetary constraints change, or (iii) terminate contracts or adjust their terms.
Our fixed operating expenses and long-term contracts with clients could adversely affect our business under certain circumstances.
Our profitability is directly related to demand for our services. Because of the significant expenses related to aircraft financing, crew wages and benefits, lease costs, insurance and maintenance programs, a substantial portion of our operating expenses are fixed and must be paid even when aircraft are not actively servicing clients and thereby generating income. A decrease in our revenues could therefore result in a disproportionate decrease in our earnings, as a substantial portion of our operating expenses would remain unchanged. Similarly, the discontinuation of any rebates, discounts or preferential financing terms offered to us by manufacturers, lenders or lessors would have the effect of increasing our fixed expenses, and without a corresponding increase in our revenues, would negatively impact our results of operations.
Our long-term aircraft services contracts contain price escalation terms and conditions. Although supplier costs, fuel costs, labor costs, insurance costs, and other cost increases are typically passed through to our clients through rate increases where possible, these escalations may not be sufficient to enable us to recoup increased costs in full. There can be no assurance that we will be able to estimate costs accurately or recover increased costs by passing these costs on to our clients. We may not be successful in identifying or securing cost escalations for other costs that may escalate during the applicable client contract term. In the event that we are unable to fully recover material costs that escalate during the terms of our client contracts, the profitability of our client contracts and our business, financial condition and results of operations could be materially and adversely affected.
Additionally, cost increases related to our airline scheduled service cannot be passed on to previously purchased air passenger tickets but may be passed on partially or wholly to future purchased tickets if the rates remain competitive to other competing airlines.
Risks Relating to Our Business
Our operations involve a degree of inherent risk that may not be covered by our insurance and may increase our operating costs.
The operation of helicopters and fixed wing aircraft inherently involves a degree of risk. Hazards such as harsh weather and marine conditions, mechanical failures, facility fires and spare parts damage, crashes and collisions are inherent in our business and may result in personal injury, loss of life, damage to property and equipment, suspension or reduction of operations, reduced number of flight hours and the grounding of such aircraft or insufficient ground facilities or spare parts to support operations. In addition to any loss of property or life, our revenues, profitability and margins could be materially affected by an accident or asset damage.
We, or third parties operating our aircraft, may experience accidents or damage to our assets in the future. These risks could endanger the safety of both our own and our clients' personnel, equipment, cargo and other property, as well as the environment. If any of these events were to occur with equipment or other assets that we need to operate or lease to third parties, we could experience loss of revenues, termination of charter contracts, higher insurance rates, and damage to our reputation and client relationships. In addition, to the extent an accident occurs with aircraft we operate or to assets supporting operations, we could be held liable for resulting damages. For example, in March 2014 one of our hangars in Nigeria experienced a fire, which resulted in damage to the hangar, two helicopters and a substantial portion of the inventory spare parts. Although the hangar, helicopters and inventory were covered by insurance, we incurred deductible and additional insurance premiums as a result of this fire. The lack of sufficient insurance for this incident or the occurrence of another such incident or accident could have a material adverse effect on our operations and financial condition.

Certain models of aircraft that we operate have also experienced accidents while operated by third parties. For example, on October 22, 2012, an incident occurred with an Airbus Helicopters EC225 Super Puma helicopter operated by another helicopter company, which resulted in a controlled ditching on the North Sea, south of the Shetland Isles, U.K. Following the ditching, all 19 passengers and crew were recovered safely and without injuries. This incident resulted in the CAAs in the U.K. and Norway issuing safety directives in October 2012, requiring operators to suspend operations of the affected aircraft and our cessation of operations a total of 16 large Airbus Helicopters aircraft for a period of time pending determination of the root cause of the gear shaft failure that resulted in the incident. The gear shaft has been redesigned and, in April 2014, Airbus Helicopters advised us that the EASA has certified the new shaft with the expectation that the global oil and gas fleet will have the new shaft installed in the next twelve months. However, in July 2013 the EASA issued an airworthiness directive providing for interim solutions involving minor aircraft modifications and new maintenance/operating procedures for mitigating shaft failure and enhancing early detection which allows the EC225 to safely fly without the new shaft. We commenced return to operational service of our EC225 fleet in the third quarter of fiscal year 2014. We currently operate 20 of these aircraft including 14 owned and six leased aircraft.  Nine of the 11 aircraft in the U.K. have returned to service with another two aircraft expected to return to service in the first quarter of fiscal year 2014 which will be fitted with the new shafts. Three aircraft in Norway are currently back in operation.  Five aircraft have returned to service in Australia and another aircraft is expected to return to service in June. If other operators experience accidents with aircraft models that we operate or lease, obligating us to take such aircraft out of service until the cause of the accident is rectified, we would lose revenues and might lose clients. In addition, safety issues experienced by a particular model of aircraft could result in clients refusing to use that particular aircraft model or a regulatory body grounding that particular aircraft model. The value of the aircraft model might also be permanently reduced in the market if the model were to be considered less desirable for future service and the inventory for such aircraft may be impaired.
We attempt to protect ourselves against these losses and damage by carrying insurance, including hull and liability, general liability, workers’ compensation, and property and casualty insurance. Our insurance coverage is subject to deductibles and maximum coverage amounts, and we do not carry insurance against all types of losses, including business interruption. We cannot assure you that our existing coverage will be sufficient to protect against all losses, that we will be able to maintain our existing coverage in the future or that the premiums will not increase substantially, particularly in light of the hangar fire in Nigeria referenced above. In addition, future terrorist activity, risks of war, accidents or other events could increase our insurance premiums. The loss of our liability insurance coverage, inadequate coverage from our liability insurance or substantial increases in future premiums could have a material adverse effect on our business, financial condition and results of operations.
Failure to maintain standards of acceptable safety performance may have an adverse impact on our ability to attract and retain clients and could adversely impact our reputation, operations and financial performance.
Our clients consider safety and reliability as the two primary attributes when selecting a provider of air transportation services. If we fail to maintain standards of safety and reliability that are satisfactory to our clients, our ability to retain current clients and attract new clients may be adversely affected. Accidents or disasters could impact client or passenger confidence in a particular fleet type, us or the air transportation services industry as a whole and could lead to a reduction in client contracts, particularly if such accidents or disasters were due to a safety fault in a type of aircraft used in our fleet. In addition, the loss of aircraft as a result of accidents could cause significant adverse publicity and the interruption of air services to our clients, which could adversely impact our reputation, operations and financial results. Our aircraft have been involved in accidents in the past, some of which have included loss of life and property damage. We may experience similar accidents in the future.
Our operations in our West Africa and Other International business units are subject to additional risks.
During fiscal years 2014, 2013 and 2012, approximately 28%, 28% and 30%, respectively, of our gross revenue was attributable to helicopter services provided to clients operating in our West Africa and Other International business units. Operations in most of these areas are subject to various risks inherent in conducting business in international locations, including:

•	political, social and economic instability, including risks of war, general strikes and civil disturbances;

•	physical and economic retribution directed at U.S. companies and personnel;

•	governmental actions that restrict payments or the movement of funds or result in the deprivation of contract rights;

•	violations of our Code;

•	adverse tax consequences;

•	fluctuations in currency exchange rates, hard currency shortages and controls on currency exchange that affect demand for our services and our profitability;

•
potential noncompliance with a wide variety of laws and regulations, such as the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”), and similar non-U.S. laws and regulations, including the U.K. Bribery Act and Brazil’s Clean Companies Act (the “BCCA”);

•	the taking of property without fair compensation; and

•	the lack of well-developed legal systems in some countries that could make it difficult for us to enforce our contractual rights.
For example, there has been continuing political and social unrest in Nigeria, where we derived 20%, 20% and 19% of our gross revenue during fiscal years 2014, 2013 and 2012, respectively. A change in leadership with the upcoming Nigerian Presidential election in 2015 could cause instability in the area resulting in a lack of demand for our services in Nigeria and safety risks for our operations and our people. In addition, the passage of the Nigerian Petroleum Industry Bill could lead to further uncertainty in demand in the region. Future unrest or legislation in Nigeria or our other operating regions could adversely affect our business, financial condition and results of operations in those regions. We cannot predict whether any of these events will continue to occur in Nigeria or occur elsewhere in the future.
We also have a joint venture operating in Sakhalin that may be negatively impacted by any further civil unrest within, war related to, or sanctions against Russia.
We are highly dependent upon the level of activity in the North Sea and to a lesser extent the U.S. Gulf of Mexico, which are mature exploration and production regions.
In fiscal years 2014, 2013 and 2012 approximately 55%, 54%, and 54%, respectively, of our gross revenue was derived from air transportation services provided to clients operating in the North Sea and the U.S. Gulf of Mexico. The North Sea and the U.S. Gulf of Mexico are mature exploration and production regions that have undergone substantial seismic survey and exploration activity for many years. Because a large number of oil and gas properties in these regions have already been drilled, additional prospects of sufficient size and quality could be more difficult to identify. Generally, the production from these drilled oil and gas properties is declining. In the future, production may decline to the point that such properties are no longer economic to operate, in which case, our services with respect to such properties will no longer be needed. Oil and gas companies may not identify sufficient additional drilling sites to replace those that become depleted. In addition, the U.S. government’s exercise of authority under the Outer Continental Shelf Lands Act, as amended, to restrict the availability of offshore oil and gas leases together with the U.K. government’s exercise of authority could adversely impact exploration and production activity in the U.S. Gulf of Mexico and the U.K. North Sea, respectively.
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

Our dependence on a small number of helicopter manufacturers and lessors poses a significant risk to our business and prospects, including our ability to execute our growth strategy.
We contract with a small number of manufacturers and lessors for most of our aircraft expansion replacement and leasing needs. If any of these manufacturers face production delays due to, for example, natural disasters, labor strikes or availability of skilled labor, we may experience a significant delay in the delivery of previously ordered aircraft. During these periods, we may not be able to obtain orders for additional aircraft with acceptable pricing, delivery dates or other terms. Also, we have operating leases for a growing number of our helicopters. The number of companies who provide leasing for helicopters is limited. If any of these leasing companies face financial setbacks, we may experience delays in our ability to lease aircraft. Delivery delays or our inability to obtain acceptable aircraft orders or lease aircraft would adversely affect our revenue and profitability and could jeopardize our ability to meet the demands of our clients and grow our business. Additionally, lack of availability of new aircraft resulting from a backlog in orders could result in an increase in prices for certain types of used helicopters.
If any of the helicopter manufacturers we contract with, the government bodies that regulate them or other parties, identify safety issues with helicopter models we currently operate or that we intend to acquire, we may be required to suspend flight operations, as was done most recently with the EC225 referenced above.
The CAAs in the U.K. and Norway have issued safety directives, which superseded and revoked the safety directive of October 2012 and now permit a return to service of the EC225 aircraft over harsh environments conditional upon compliance with the EASA airworthiness directive. We have commenced the required modifications and are carrying out the required inspections on our EC225 fleet in the U.K., Norway and Australia. See “— Our operations involved a degree of inherent risk that may not be covered by our insurance and may increase our operating costs” for more information. If we are unable to fully resume operations with the EC225, or are forced to suspend operations of different helicopter models, our business, financial condition and results of operations during any period in which flight operations are suspended could be affected.
A shortfall in availability of aircraft components and parts required for maintenance and repairs of our helicopter and fixed wing aircraft and supplier cost increases could adversely affect us.
In connection with the required routine maintenance and repairs performed on our aircraft in order for them to stay fully operational and available for use in our operations, we rely on a few key vendors for the supply and overhaul of components fitted to our aircraft. Those vendors have historically worked at or near full capacity supporting the aircraft production lines and the maintenance requirements of various governments and civilian aircraft operators who may also operate at or near capacity in certain industries, including operators such as us who support the energy industry. Such conditions can result in backlogs in manufacturing schedules and some parts being in limited supply from time to time, which could have an adverse impact upon our ability to maintain and repair our aircraft. To the extent that these suppliers also supply parts for aircraft used by the governments in military operations, parts delivery for our aircraft may be delayed. Our inability to perform timely maintenance and repairs can result in our aircraft being underutilized which could have an adverse impact on our operating results and financial condition. Furthermore, our operations in remote locations, where delivery of these components and parts could take a significant period of time, may also impact our ability to maintain and repair our aircraft. While every effort is made to mitigate such impact, this may pose a risk to our operating results. Additionally, supplier cost increases for critical aircraft components and parts also pose a risk to our operating results. Cost increases for contracted services are passed through to our clients through rate increases where possible, including as a component of contract escalation charges. However, as certain of our contracts are long-term in nature, cost increases may not be adjusted in our contract rates until the contracts are up for renewal.
Additionally, operation of a global fleet of aircraft requires us to carry spare parts inventory across our global operations to perform scheduled and unscheduled maintenance activity.  Changes in the aircraft model types of our fleet can result inventory levels in excess of those required to support the fleet over the remaining life of the fleet.  Additionally, other parts may become obsolete or dormant given changes in use of parts on aircraft and maintenance needs.  These fleet changes or other external factors can result in impairment of inventory balances where we expect that excess, dormant or obsolete inventory will not recover its carrying value through sales to third parties or disposal.

Our future growth depends significantly on the level of international oil and gas activity and our ability to operate outside of the North Sea and the U.S. Gulf of Mexico.
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
Our business is capital intensive, and to the extent we do not generate sufficient cash from operations, we will need to raise additional funds through public or private debt or equity financings to execute our growth strategy. Adequate sources of capital funding may not be available when needed, or may not be available on favorable terms. If we raise additional funds by issuing equity or certain types of convertible debt securities, dilution to the holdings of existing stockholders may result. Further, if we raise additional debt financing, we will incur additional interest expense and the terms of such debt may be at less favorable rates than existing debt and could require the pledge of assets as security or subject us to financial and/or operating covenants that affect our ability to conduct our business. If funding is insufficient at any time in the future, we may be unable to acquire additional aircraft, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business, financial condition and results of operations. See discussion of our capital commitments in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Future Cash Requirements” included elsewhere in this Annual Report.
Labor problems could adversely affect us.
Certain of our employees in the U.K., Norway, Nigeria, the U.S. and Australia (collectively, about 52% of our employees) are represented under collective bargaining or union agreements. Any disputes over the terms of these agreements or our potential inability to negotiate acceptable contracts with the unions that represent our employees under these agreements could result in strikes, work stoppages or other slowdowns by the affected workers. Periodically, certain groups of our employees who are not covered under a collective bargaining agreement consider entering into such an agreement. For example, in 2013 our U.S. Gulf of Mexico mechanics elected to unionize and are currently in contract negotiations. Further, if our unionized workers engage in a strike, work stoppage or other slowdown, other employees elect to become unionized, existing labor agreements are renegotiated, or future labor agreements contain terms that are unfavorable to us, we could experience a disruption of our operations or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.
See Item 1. “Business — Employees” included elsewhere in this Annual Report for further discussion on the status of collective bargaining or union agreements.
Our failure to attract and retain qualified personnel could have an adverse effect on us.
Loss of the services of key management personnel at our corporate and other international business unit headquarters without being able to attract personnel of equal ability could have a material adverse effect upon us. Further, Title 49 of the Transportation Code and other statues require our President and two-thirds of our board of directors and other managing officers be U.S. citizens. In February 2014 we announced the retirement of our current President and Chief Executive Officer and the anticipated appointment of our Senior Vice President and Chief Financial Officer to replace him on July 31, 2014. Additionally, in March 2014 our Senior Vice President, Commercial announced his decision to resign from the Company. We are currently recruiting internally and externally for a Senior Vice President, Chief Financial Officer and a Senior Vice President, Business Development and Strategy. Our failure to attract and retain qualified executive personnel or for such executive personnel to work well together or as effective leaders in their respective areas of responsibility could have a material adverse effect on our current business and future growth.

Our ability to attract and retain qualified pilots, mechanics and other highly-trained personnel is an important factor in determining our future success. For example, many of our clients require pilots with very high levels of flight experience. The market for these experienced and highly-trained personnel is competitive and may become more competitive. Accordingly, we cannot assure you that we will be successful in our efforts to attract and retain such personnel. Some of our pilots, mechanics and other personnel, as well as those of our competitors, are members of the U.K. or U.S. military reserves who have been, or could be, called to active duty. If significant numbers of such personnel are called to active duty, it would reduce the supply of such workers and likely increase our labor costs. Additionally, the addition of new aircraft types to our fleet or a sudden change in demand for a specific aircraft type as happened with the Sikorsky S-92 and Airbus Helicopters AS332 aircraft types in response to the Airbus Helicopters EC225 grounding may require us to retain additional pilots, mechanics and other flight-related personnel. Our failure to attract and retain qualified personnel could have a material adverse effect on our current business and future growth.
Our operations are subject to weather-related and seasonal fluctuations.
Our operations can be impaired by harsh weather conditions. Poor visibility, high wind, heavy precipitation, sand storms and volcanic ash can affect the operation of helicopters and fixed wing aircraft and result in a reduced number of flight hours. A significant portion of our operating revenue is dependent on actual flight hours, and a substantial portion of our direct cost is fixed. Thus, prolonged periods of harsh weather can have a material adverse effect on our business, financial condition and results of operations. In addition, severe weather patterns, including those resulting from climate change, could affect the operation of helicopters and fixed wing aircraft and result in a reduced number of flight hours, which may have a material adverse effect on our business, financial condition or results of operations.
The fall and winter months have fewer hours of daylight, particularly in the North Sea and Canada. While some of our aircraft are equipped to fly at night, we generally do not do so. In addition, drilling activity in the North Sea and Canada is lower during the winter months than the rest of the year. Anticipation of harsh weather during this period causes many oil companies to limit activity during the winter months. Consequently, flight hours are generally lower during these periods, typically resulting in a reduction in operating revenue during those months. Accordingly, our reduced ability to operate in harsh weather conditions and darkness may have a material adverse effect on our business, financial condition and results of operations.
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
In the U.S. Gulf of Mexico, the months of December through March typically have more days of harsh weather conditions than the other months of the year. Heavy fog during those months often limits visibility. In addition, in the Gulf of Mexico, June through November is tropical storm and hurricane season, and in Australia, November through April is cyclone season. When a weather event is about to enter or begins developing in these regions, flight activity may increase because of evacuations of offshore workers. However, during such an event, we are unable to operate in the area of the storm. In addition, as a significant portion of our facilities are located along the coast of these regions, so extreme weather may cause substantial damage to our property in these locations, including helicopters. Additionally, we incur costs in evacuating our aircraft, personnel and equipment prior to tropical storms, hurricanes and cyclones.
Failure to develop or implement new technologies could affect our results of operations.
Many of the aircraft that we operate are characterized by changing technology, introductions and enhancements of models of aircraft and services and shifting client demands, including technology preferences. Our future growth and financial performance will depend in part upon our ability to develop, market and integrate new services and to accommodate the latest technological advances and client preferences. In addition, the introduction of new technologies or services that compete with our services could result in our revenues decreasing over time. If we are unable to upgrade our operations or fleet with the latest technological advances in a timely manner, or at all, our business, financial condition and results of operations could suffer.

We are increasingly dependent on information technology, and if we are unable to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, our operations could be disrupted and our business could be negatively impacted.
Our business is increasingly dependent upon information technology networks and systems to process, transmit and store electronic and financial information; to capture knowledge of our business; and to communicate within our company and with clients, suppliers, partners and other stakeholders. These information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, cyber attacks, telecommunication failures, user errors or catastrophic events. Our information technology systems are becoming increasingly integrated on a global basis, so damage, disruption or shutdown to the system could result in a more widespread impact. If our information technology systems suffer severe damage, disruption or shutdown, and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience business disruptions, and transaction errors causing a material adverse effect on our business, financial condition and results of operations.
In 2014 and 2015, we plan to implement a new Enterprise Resource Planning (“ERP”) system, SAP, which will replace our existing ERP, IFS.  If we are not able to effectively implement SAP, our operations and financial reporting could be negatively affected, including our ability to operate and maintain our aircraft, our ability to manage client and vendor data, and our ability to issue accurate financial statements in a timely manner. In addition, cyber attacks could lead to potential unauthorized access and disclosure of confidential information, data loss, data corruption, communication interruption or other operational disruptions within our business. There is no assurance that we will not experience cyber attacks and suffer losses in the future. Further, as the methods of cyber attacks continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerabilities to cyber attacks.
We operate in many international areas through entities that we do not control and are subject to government regulation that limits foreign ownership of aircraft companies in favor of domestic ownership.
We conduct many of our international operations through entities in which we have a noncontrolling investment or through strategic alliances with foreign partners. For example, we have acquired interests in, or in some cases have lease and service agreements with, entities that operate aircraft in Brazil, Canada, Egypt, Nigeria, the U.K., Russia and Turkmenistan. We provide engineering and administrative support to certain of these entities. We derive significant amounts of lease revenue, service revenue, equity earnings and dividend income from these entities. In fiscal years 2014, 2013 and 2012, we received approximately $92.7 million, $54.0 million and $29.4 million, respectively, of revenue from the provision of aircraft and other services to unconsolidated affiliates. Because we do not own a majority interest or maintain voting control of our unconsolidated affiliates, we do not have the ability to control their policies, management or affairs. The interests of persons who control these entities or partners may differ from ours, and may cause such entities to take actions that are not in our best interest. If we are unable to maintain our relationships with our partners in these entities, we could lose our ability to operate in these areas, potentially resulting in a material adverse effect on our business, financial condition and results of operations. Additionally, an operational incident involving one of their entities over which we do not have operational control may nevertheless cause us reputational harm.
In Nigeria, we have seen a recent increase in competitive pressure and the application of local content regulations that could impact our ability to win future work at levels previously anticipated. In order to properly and fully embrace new regulations, we made a number of changes to our operating model in Nigeria, while maintaining safety as our number one priority at all times. The objectives of these changes being (a) enhancing the level of continued compliance by each of BHNL and PAAN with local content regulations, (b) providing technical aviation maintenance services through a wholly-owned Bristow Group entity, BATS, and (c) each of BHNL, PAAN and BATS committing to continue to apply and use all key Bristow Group standards and policies, including without limitation our Target Zero safety program, our Code of Business Integrity and our Operations Manuals. As a result of these changes, our ability to continue to consolidate BHNL and PAAN under the current accounting requirements could change.
We are subject to governmental regulation that limits foreign ownership of aircraft companies in favor of domestic ownership. Based on regulations in various markets in which we operate, our aircraft may be subject to deregistration and we may lose our ability to operate within these countries if certain levels of local ownership are not maintained. Deregistration of our aircraft for any reason, including foreign ownership in excess of permitted levels, would have a material adverse effect on our ability to conduct operations within these markets. We cannot assure you that there will be no changes in aviation laws, regulations or administrative requirements or the interpretations or applications thereof, which could restrict or prohibit our ability to operate in certain regions. Any such restriction or prohibition on our ability to operate may have a material adverse effect on our business, financial condition and results of operations. See further discussion in Item 1. “Business — Governmental Regulation” included elsewhere in this Annual Report.

We may undertake one or more significant corporate transactions that may not achieve their intended results, may adversely affect our financial condition and our results of operations or result in unforeseeable risks to our business.
We continuously evaluate the acquisition or disposition of operating businesses and assets and may in the future undertake one or more significant transactions. Any such acquisitive transaction could be material to our business and could take any number of forms, including mergers, joint ventures and the purchase of equity interests. The consideration for such acquisitive transactions may include, among other things, cash, common stock or equity interests in us or our subsidiaries, or a contribution of equipment to obtain equity interests, and in conjunction with a transaction we might incur additional indebtedness. We also routinely evaluate the benefits of disposing of certain of our assets. Such dispositions could take the form of asset sales, mergers or sales of equity interests.
These transactions may present significant risks such as insufficient revenues to offset liabilities assumed, potential loss of significant revenues and income streams, increased or unexpected expenses, inadequate return of capital, regulatory or compliance issues, the triggering of certain covenants in our debt instruments (including accelerated repayment) and unidentified issues not discovered in due diligence. In addition, such transactions could distract management from current operations. As a result of the risks inherent in such transactions, we cannot guarantee that any such transaction will ultimately result in the realization of its anticipated benefits or that it will not have a material adverse impact on our business, financial condition or results of operations. If we were to complete such an acquisition, disposition, investment or other strategic transaction, we may require additional debt or equity financing that could result in a significant increase in our amount of debt and our debt service obligations or the number of outstanding shares of our common stock, thereby diluting holders of our common stock outstanding prior to such acquisition.
We are subject to tax and other legal compliance risks.
We are subject to a variety of tax and other legal compliance risks. These risks include, among other things, possible liability relating to taxes and compliance with U.S. and foreign export laws such as ITAR and the European Union Dual-Use Export Regulations, competition laws and laws governing improper business practices such as the FCPA, the U.K. Bribery Act and the Brazil Clean Companies Act, a new anti-bribery law that is similar to the FCPA and U.K. Bribery Act. We or one of our business units could be charged with wrongdoing as a result of such matters. If convicted or found liable, we could be subject to significant fines, penalties, repayments, other damages (in certain cases, treble damages), or suspension or debarment from government contracts. The U.S. Department of Justice and other federal agencies and authorities have a broad range of civil and criminal penalties at their disposal to impose against corporations and individuals for violations of trading sanctions laws, the FCPA and other federal statutes. Under trading sanctions laws, the government may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries, and modifications to compliance programs, which may increase compliance costs, and could subject us to fines, penalties and other sanctions. If any of the risks described above were to materialize, they could adversely impact our financial condition or results of operations. Independently, our failure to comply with applicable export and trade practice laws could result in civil or criminal penalties and suspension or termination of export privileges. As a global business, we are subject to complex laws and regulations in the U.K., the U.S. and other countries in which we operate. Those laws and regulations may be interpreted in different ways. They may also change from time to time, as may interpretations and other guidance. Changes in laws or regulations could result in higher expenses and payments, and uncertainty relating to laws or regulations may also affect how we conduct our operations and structure our investments and could limit our ability to enforce our rights.
Actions taken by agencies empowered to enforce governmental regulations could increase our costs and reduce our ability to operate successfully.
Our operations are regulated by governmental agencies in the various jurisdictions in which we operate. These agencies have jurisdiction over many aspects of our business, including personnel, aircraft and ground facilities. Statutes and regulations in these jurisdictions also subject us to various certification and reporting requirements and inspections regarding safety, training and general regulatory compliance. Other statutes and regulations in these jurisdictions regulate the offshore operations of our clients. The agencies empowered to enforce these statutes and regulations may suspend, curtail or require us to modify our operations. In February 2014 the U.K. Civil Aviation Authority issued the CAP 1145 regulation, which is intended to improve the safety of offshore helicopter operations in the U.K. The regulation was issued in response to the August 23, 2013 crash of a competitor’s Airbus Helicopters AS332L2 Super Puma where four passengers lost their lives. The regulation is in part intended to improve the ability of passengers and crew to survive a ditching, and also addresses pilot training, helidecks, acceptable weather conditions for flying and other safety topics. For example, one requirement scheduled to be in effect September 1, 2014 is that passengers may only occupy seats next to an emergency exit window. The requirements could present North Sea operators, including us, with significant operational challenges. A suspension or substantial curtailment of our operations for any prolonged period, and any substantial modification of our current operations, may have a material adverse effect on our business, financial condition and results of operations. See further discussion in Item 1. “Business — Government Regulation” and “Business - Environmental” included elsewhere in this Annual Report.

Changes in effective tax rates, taxation of our foreign subsidiaries or adverse outcomes resulting from examination of our tax returns could adversely affect our business, financial condition and results of operations.
Our future effective tax rates could be adversely affected by changes in tax laws, both domestically and internationally, or the interpretation or application thereof.  From time to time, the U.S. Congress and foreign, state and local governments consider legislation that could increase our effective tax rate or the effective tax rates of our consolidated affiliates.  For example, our unconsolidated affiliate in Brazil was a party to tax litigation related to taxes assessed on foreign earnings over a period of time dating back to 2005.  Through an amnesty program, in November 2013, they made a payment for the years from 2005 to 2012 and recorded significant tax charges, impacting their results and our earnings from this investment.  See discussion of these taxes and amnesty program and payment under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Outlook — Selected Regional Perspectives” included elsewhere in this Annual Report. We cannot determine whether, or in what form, legislation will ultimately be enacted or what the impact of any such legislation would be on our profitability. If these or other changes to tax laws are enacted, our profitability could be negatively impacted.
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
Our operations are subject to U.S. federal, state and local, and foreign environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage, recycling and disposal of toxic and hazardous wastes. The nature of the business of operating and maintaining aircraft requires that we use, store and dispose of materials that are subject to environmental regulation. Environmental laws and regulations change frequently, which makes it impossible for us to predict their cost or impact on our future operations. Liabilities associated with environmental matters could have a material adverse effect on our business, financial condition and results of operations. We could be exposed to strict, joint and several liability for cleanup costs, natural resource damages and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties. Additionally, any failure by us to comply with applicable environmental laws and regulations may result in governmental authorities taking action against our business that could adversely impact our operations and financial condition, including the:

•	issuance of administrative, civil and criminal penalties;

•	denial or revocation of permits or other authorizations;

•	imposition of limitations on our operations; and

•	performance of site investigatory, remedial or other corrective actions.
Changes in environmental laws or regulations, including laws relating to greenhouse emissions or other climate change concerns, could require us to devote capital or other resources to comply with those laws and regulations. These changes could also subject us to additional costs and restrictions, including increased fuel costs. For additional information see Item 1. “Business - Environmental” and Item 3. “Legal Proceedings” included elsewhere in this Annual Report.
Our failure to dispose of aircraft through sales into the aftermarket could adversely affect us.
The management of our global aircraft fleet involves a careful evaluation of the expected demand for our services across global markets, including the type of aircraft needed to meet this demand. As offshore oil and gas drilling and production globally moves to deeper water, more medium and large aircraft and newer technology aircraft may be required. As older aircraft models come off of current contracts and are replaced by new aircraft, our management evaluates our future needs for these aircraft models and ultimately the ability to recover our remaining investments in these aircraft through sales into the aftermarket. We depreciate our aircraft over their expected useful life to the expected salvage value to be received for the aircraft at the end of that life; however, depending on the market for aircraft we may record gains or losses on aircraft sales. In certain instances where a cash return can be made on newer aircraft in excess of the expected return available through the provision of our services, we may sell newer aircraft. The number of aircraft sales and the amount of gains and losses recorded on these sales is unpredictable. A failure to dispose of aircraft and parts in the secondary market could impair our ability to operate our fleet efficiently and service existing contracts or win new mandates and could have a material adverse effect on our business, financial condition or results of operations.

Adverse results of legal proceedings could materially and adversely affect our business, financial condition or results of operations.
We are subject to and may in the future be subject to legal proceedings and claims that arise out of the ordinary conduct of our business. Results of legal proceedings cannot be predicted with certainty. Irrespective of merit, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We may be faced with significant monetary damages or injunctive relief against us that could materially adversely affect a portion of our business operations or materially and adversely affect our business, financial condition or results of operations should we fail to prevail in certain matters.
We are exposed to credit risks.
We are exposed to credit risk on our financial investments, which depends on the ability of our counterparties to fulfill their obligations to us. We manage credit risk by entering into arrangements with established counterparties and through the establishment of credit policies and limits, which are applied in the selection of counterparties.
Credit risk on financial instruments arises from the potential for counterparties to default on their contractual obligations and is limited to those contracts on which we would incur a loss in replacing the instrument. We limit our credit risk by dealing only with counterparties that possess investment grade credit ratings and monitor our concentration risk with counterparties on an ongoing basis. The carrying amount of financial assets represents the maximum credit exposure for financial assets.
Credit risk arises on our trade receivables from the unexpected loss in cash and earnings when a client cannot meet its obligation to us or when the value of security provided declines. To mitigate trade credit risk, we have developed credit policies that include the review, approval and monitoring of new clients, annual credit evaluations and credit limits. There can be no assurance that our risk mitigation strategies will be effective and that credit risk will not adversely affect our financial condition and results of operations.
Negative publicity may adversely impact us.
Media coverage and public statements that insinuate improper actions by us, our unconsolidated affiliates, or other companies in our industry regardless of their factual accuracy or truthfulness, may result in negative publicity, litigation or governmental investigations by regulators. Addressing negative publicity and any resulting litigation or investigations may distract management, increase costs and divert resources. Negative publicity may have an adverse impact on our reputation, the morale of our employees and the willingness of the passengers to fly on our aircraft and those of our competitors, which could adversely affect our business, financial condition or results of operations.
Regulations limit foreign ownership of our company, which could reduce the price of our common stock and cause owners of our common stock who are not U.S. persons to lose their voting rights.
Our restated certificate of incorporation provides that persons or entities that are not “citizens of the U.S.” (as defined in the Federal Aviation Act of 1958) shall not collectively own or control more than 25% of the voting power of our outstanding capital stock (the “Permitted Foreign Ownership Percentage”) and that, if at any time persons that are not citizens of the U.S. nevertheless collectively own or control more than the Permitted Foreign Ownership Percentage, the voting rights of shares owned by stockholders who are not citizens of the U.S. shall automatically be suspended, in the reverse chronological order of the dates and times of registry of such shares in the Company’s stock records, until the voting rights of a sufficient number thereof shall have been suspended so that the number of shares owned by stockholders who are not citizens of the U.S. that continues to have voting rights equals the greatest whole number that is less than or equal to the Permitted Foreign Ownership Percentage. Shares held by persons who are not citizens of the U.S. may lose their associated voting rights and be redeemed as a result of these provisions. These restrictions may also have a material adverse impact on the liquidity or market value of our common stock because holders may be unable to transfer our common stock to persons who are not citizens of the U.S.
If we do not restrict the amount of foreign ownership of our common stock, we may fail to remain a U.S. citizen, might lose our status as a U.S. air carrier and be prohibited from operating aircraft in the U.S., which would adversely impact our business, financial condition and results of operations.
Since we hold the status of a U.S. air carrier under the regulations of both the U.S. DOT and the FAA and we engage in the operating and dry-leasing of aircraft in the U.S., we are subject to regulations pursuant to Title 49 of the Transportation Code (“Transportation Code”) and other statutes (collectively, “Aviation Acts”). The Transportation Code requires that Certificates to engage in air transportation be held only by citizens of the U.S. as that term is defined in the relevant section of the Transportation Code. That section requires: (i) that our president and two-thirds of our board of directors and other managing officers be U.S. citizens; (ii) that at least 75% of our outstanding voting stock be owned by U.S. citizens; and (iii) that we must be under the actual control of U.S. citizens. Further, our aircraft operating in the U.S. must generally be registered in the U.S. In order to register such aircraft under the Aviation Acts, we must be owned or controlled by U.S. citizens. Although our restated certificate of incorporation and amended and restated by-laws contain provisions intended to ensure compliance with the provisions of the Aviation Acts, a failure to maintain compliance could result in the loss of our air carrier status and thereby adversely affect our business, financial condition and results of operations and we would be prohibited from both operating as an air carrier and operating aircraft in the U.S. during any period in which we did not comply with these regulations.
Risks Related to Our Level of Indebtedness
Our level of indebtedness could adversely affect our ability to obtain financing, impair our ability to fulfill our obligations under our indebtedness and limit our ability to adjust to changing market conditions.
As of March 31, 2014, we had approximately $841.3 million of outstanding indebtedness. In addition, we had $325.5 million of availability for borrowings under our Credit Facilities as of March 31, 2014, subject to our maintenance of financial covenants and other conditions. Although the agreements governing our Credit Facilities and the indenture governing our 6 ¼% Senior Notes due 2022 (“6 ¼% Senior Notes”) contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and we could incur substantial additional indebtedness.
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
Failure to comply with covenants contained in certain of our lease agreements could limit our ability to maintain our leased aircraft fleet and could adversely affect our business.
We have a significant amount of financial leverage from fixed obligations, including aircraft leases, leases of airport property and other facilities, and other material cash obligations. In addition, we have substantial non-cancelable commitments for capital expenditures, including the acquisition of new aircraft. The terms of our aircraft lease agreements contain covenants that impose operating and financial limitations on us. Such lease agreements limit, among other things, our ability to utilize aircraft in certain jurisdictions and/or to sublease aircraft, and may contain restrictions upon a change of control. A breach of lease covenants could result in an obligation to repay amounts outstanding under the lease, including rent and a stated value amount per aircraft. If such an event occurs, we may not be able to pay all amounts due under the leases or to refinance such leases on terms satisfactory to us or at all, which could have a material adverse effect on our business, financial condition and results of operations.

To service our indebtedness and lease obligations we will continue to require a significant amount of cash, and our ability to generate cash depends on many factors beyond our control.
Our ability to make scheduled payments of principal or interest with respect to our indebtedness and lease obligations will depend on our ability to generate cash and on our financial results. Our ability to generate cash depends on the demand for our services, which is subject to levels of activity in offshore oil and gas exploration, development and production, general economic conditions, the ability of our affiliates to generate and distribute cash flows, and financial, competitive, regulatory and other factors affecting our operations, many of which are beyond our control. We cannot assure you that our operations will generate sufficient cash flow or that future borrowings will be available to us under our Credit Facilities or otherwise in an amount sufficient to enable us to pay our indebtedness or lease obligations or to fund our other liquidity needs.
Covenants in our debt agreements may restrict the manner in which we can operate our business.
Our Credit Facilities and the indenture governing the 6 ¼% Senior Notes limit, among other things, our ability and the ability of our restricted subsidiaries to:

•	borrow money or issue guarantees;

•	pay dividends, redeem capital stock or make other restricted payments;

•	incur liens to secure indebtedness;

•	make certain investments;

•	sell certain assets;

•	enter into transactions with our affiliates; or

•	merge with another person or sell substantially all of our assets.
If we fail to comply with these and other covenants, we would be in default under our Credit Facilities and the indenture governing the 6 ¼% Senior Notes, and the principal and accrued interest on our outstanding indebtedness may become due and payable. In addition, our Credit Facilities contain, and our future indebtedness agreements may contain, additional affirmative and negative covenants.
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
The instruments governing certain of our indebtedness, including our Credit Facilities and the indentures governing the 3% Convertible Senior Notes and the 6 ¼% Senior Notes, contain cross-default provisions. Under these provisions, a default under one instrument governing our indebtedness may constitute a default under our other instruments of indebtedness.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The number and types of aircraft we operate are described in Item 1. “Business — Overview” above. In addition, we lease various office and operating facilities worldwide, including facilities at the Acadiana Regional Airport in New Iberia, Louisiana, the Redhill Aerodrome near London, England, the Aberdeen Airport, Scotland and along the U.S. Gulf of Mexico, and numerous residential locations near our operating bases or the bases of our affiliates in the U.K., Norway, Australia, Russia, Nigeria, Canada and Trinidad primarily for housing pilots and staff supporting those operations. We also lease office space in two buildings in Houston, Texas, which we use as our Corporate and Other International business unit headquarters. Eastern Airways owns a majority controlling stake in the Humberside Airport in Kirmington, United Kingdom. Additionally, we have multiple properties in Titusville, Florida, where the largest campus of our Bristow Academy business unit is located. These facilities are generally suitable for our operations and can be replaced with other available facilities if necessary.
Additional information about our properties can be found in Note 8 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report (under the captions “Aircraft Purchase Contracts” and “Operating Leases”). A detail of our long-lived assets by geographic area as of March 31, 2014 and 2013 can be found in Note 12 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.
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

	Fiscal Year Ended March 31,
	2014		2013
	High	Low	High	Low
First Quarter	$69.05	$59.21	$50.14	$37.92
Second Quarter	73.97	64.94	52.54	40.38
Third Quarter	85.70	72.48	54.97	48.10
Fourth Quarter	79.70	64.10	67.13	53.57
On May 16, 2014, the last reported sale price of our Common Stock on the NYSE was $74.03 per share. As of May 16, 2014, there were 384 holders of record of our Common Stock.
We paid quarterly dividends of $0.25 per share during each quarter of fiscal year 2014 and $0.20 per share during each quarter of fiscal year 2013. On May 16, 2014, our board of directors approved a dividend of $0.32 per share of Common Stock, payable on June 19, 2014 to shareholders of record on June 5, 2014. During fiscal years 2014 and 2013, we paid dividends totaling $36.3 million and $28.7 million, respectively, to our shareholders. The declaration of future dividends is at the discretion of our board of directors and subject to our results of operations, financial condition, cash requirements and other factors and restrictions under applicable law, and our debt instruments.
The following table shows the repurchases of equity securities during the three months ended March 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2014 - January 31, 2014	230,490	$73.53	230,490	$66,507,424
February 1, 2014 - February 28, 2014	351,401	$71.86	351,401	$74,748,975
March 1, 2014 - March 31, 2014	246,674	$76.69	246,674	$55,830,976
 ______________

(1)
On November 2, 2011, our board of directors authorized the expenditure of up to $100 million to repurchase shares of our Common Stock 12 months from that date, of which $25.1 million was spent. On November 2, 2012, our board of directors extended the date to repurchase shares of our Common Stock by 12 months and increased the remaining repurchase amount to $100 million of which $1.2 million was spent. On November 5, 2013, our board of directors extended the date to repurchase up to $100 million of shares of our Common Stock by another 12 months. During the three months ended December 31, 2013, we spent $16.5 million to repurchase 215,310 shares of our Common Stock. During January 2014, we spent an additional $17.0 million to repurchase another 230,490 shares of our Common Stock. In February 2014, our board of directors increased the remaining repurchase amount to $100 million through November 5, 2014. During February and March 2014, we spent an additional $44.2 million to repurchase another 598,075 shares of our Common Stock. Subsequently, from April 1, 2014 through May 16, 2014, we spent another $9.4 million to repurchase 125,983 additional shares of our Common Stock. As of May 16, 2014, we had $46.5 million of remaining repurchase authority. The timing and method of any repurchases under the program will depend on a variety of factors, is subject to our results of operations, financial condition, cash requirements, and other factors and restrictions under applicable law and our debt instruments, and may be suspended or discontinued at any time. The timing and method of any repurchases under the program will depend on a variety of factors, is subject to our results of operations, financial condition, cash requirements and other factors and restrictions under applicable law and our debt instruments, and may be suspended or discontinued at any time.

The following graph compares the cumulative 5-year total shareholder return on our Common Stock relative to the cumulative total returns of the S&P 500 index, the PHLX Oil Service Sector index and the Simmons Offshore Transportation Services Group. We have included the Simmons Offshore Transportation Services Group as management reviews this data internally and believes that this comparison is most representative to our peer group. The graph assumes that the value of the investment in our Common Stock and in each of the indices (including reinvestment of dividends) was $100 on March 31, 2009 and tracks it through March 31, 2014.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Bristow Group Inc., the S&P 500 Index, the PHLX Oil Service Sector Index,
and the Simmons Offshore Transportation Services Group

 *$100 invested on 3/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending March 31.
Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	March 31, 2009	March 31, 2010	March 31, 2011	March 31, 2012	March 31, 2013	March 31, 2014
Bristow Group Inc.	100.00	176.06	220.72	225.77	317.13	368.34
S&P 500 Index	100.00	149.77	173.20	187.99	214.24	261.06
PHLX Oil Service Sector Index	100.00	163.11	236.64	183.70	195.76	246.15
Simmons Offshore Transportation Services Group	100.00	147.86	194.15	184.73	191.93	221.42

Item 6. Selected Financial Data
The following table contains our selected historical consolidated financial data. You should read this table along with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related notes thereto, all of which are included elsewhere in this Annual Report.

	Fiscal Year Ended March 31,
	2014(1)	2013(2)	2012(3)	2011(4)	2010(5)
	(In thousands, except per share data)
Statement of Income Data: (6)
Gross revenue	$1,669,582	$1,508,473	$1,341,803	$1,232,808	$1,167,756
Net income attributable to Bristow Group	$186,737	$130,102	$63,530	$132,315	$112,014
Basic earnings per common share	$5.15	$3.61	$1.76	$3.67	$3.23
Diluted earnings per common share	$5.09	$3.57	$1.73	$3.60	$3.10
Cash dividends declared per share	$1.00	$0.80	$0.60	$—	$—

	March 31,
	2014	2013	2012	2011	2010
	(In thousands)
Balance Sheet Data: (6)
Total assets	$3,398,257	$2,950,692	$2,740,363	$2,675,354	$2,494,620
Long-term obligations (7)	$841,302	$787,269	$757,245	$718,836	$728,163
 ______________

(1)
Results for fiscal year 2014 include a gain on the sale of the FB Entities of $103.9 million ($67.9 million, net of tax), $12.7 million ($8.3 million net of tax) in charges related to the cancellation of a potential financing, a $12.7 million ($10.1 million, net of tax) write-down of inventory spare parts to the lower of cost or market value and $13.6 million ($8.8 million, net of tax) in lower earnings from Líder resulting primarily from a tax amnesty payment Líder made to the Brazilian government. Additional discussion of these items and other significant items in fiscal year 2014 is included under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Overview of Operating Results — Fiscal Year 2014 Compared to Fiscal Year 2013” included elsewhere in this Annual Report.

(2)
Results for fiscal year 2013 include a gain on disposal of assets of $8.1 million ($6.4 million, net of tax) and the retirement of our 7 ½% Senior Notes (redemption premium and write-off of deferred financing costs) of $14.9 million ($11.4 million, net of tax). Additional discussion of these items and other significant items in fiscal year 2013 is included under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Overview of Operating Results — Fiscal Year 2014 Compared to Fiscal Year 2013” included elsewhere in this Annual Report.

(3)
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

(4)
Results for fiscal year 2011 include additional depreciation expense of $5.3 million ($3.4 million, net of tax) as a result of the impairment of previously capitalized internal software costs as the related project was abandoned, $2.3 million ($1.5 million, net of tax) redemption premium (included in other income (expense), net) and the non-cash write-off of $2.4 million ($1.6 million, net of tax) of unamortized debt issuance costs (included in interest expense) related to the early retirement of the 6 1/8% Senior Notes and a reduction in the provision of income taxes of $17.7 million related to adjustments to deferred tax liabilities that were no longer required as a result of restructuring during fiscal year 2011.

(5)
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

(6)
Results of operations and financial position of companies that we have acquired have been included beginning on the respective dates of acquisition and include Eastern Airways (February 2014) and Rotorwing Leasing Resources, L.L.C. (“RLR”) (July 2011). Amounts also include our investment in Líder (May 2009) and Cougar (October 2012). On July 14, 2013, we sold our 50% interest in the FB Entities.

(7)	Includes long-term debt, current maturities of long-term debt and a capital lease obligation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with “Forward-Looking Statements,” Item 1A. “Risk Factors” and our Consolidated Financial Statements for fiscal years 2014, 2013 and 2012, and the related notes thereto, all of which are included elsewhere in this Annual Report.
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
Business/Commercial Strategy

•
Be the preferred provider of helicopter services. We position our business to be the preferred provider of helicopter services by maintaining strong relationships with our clients and providing safe and high-quality service. In order to create further differentiation and add value to our clients, we focus on enhancing our value to our clients through key components of our “Operational Excellence” initiative and our “Bristow Client Promise” program, which are the initiatives of “Target Zero Accidents,” “Target Zero Downtime” and “Target Zero Complaints.” This program is designed to help our clients better achieve their offshore objectives by providing higher hours of zero-accident flight time with on-time and up-time helicopter transportation service. We maintain close relationships with our clients’ field operations, corporate management and contacts at governmental agencies which we believe help us better anticipate client needs and provide our clients with the right aircraft in the right place at the right time, which in turn allows us to better manage our fleet utilization and capital investment program. By better understanding and delivering on our clients’ needs with our global operations and safety standards, we believe we effectively compete against other helicopter service providers based on aircraft availability, client service, safety and reliability, and not just price. We also leverage our close relationships with our industry peers to establish mutually beneficial operating practices and safety standards industry-wide.

•
Grow our business while managing our assets. We plan to continue to grow our business globally and increase our revenue and profitability over time, while managing through cyclical downturns in the energy industry or governmental spending reductions or modifications. We conduct flight operations in most major oil and gas producing regions of the world, and through our strong relationships with our existing clients, we are aware of future business opportunities in the markets we currently serve that would allow us to grow through new contracts. Additionally, new opportunities may result in growth through acquisitions, participation with existing unconsolidated affiliates, investing in new companies, or creating partnerships and alliances with existing industry participants. We are also actively managing our aircraft fleet with the expressed goal of continually renewing the fleet with newer technology aircraft, while also reducing the number of fleet types we operate. We expect that a reduction in the number of fleet types we operate will allow us to realize operating, maintenance and supply chain efficiencies across a more standardized global fleet of aircraft.

•
Execute on Operational Excellence Initiatives. We continue to execute on operational excellence initiatives, with the goal of improving our service delivery and overall value to our clients. We define our objective of ongoing improvement as reaching across four strategic areas: clients, execution, people and growth. We strive for the highest standards in safety performance, mission execution, people management and financial discipline. To continue building client confidence, we have created the role of Service Delivery Manager in each of our business units. We have also appointed a number of global account and business development executives to support our drive to deliver operational excellence to our clients. We are also working to improve operational performance by creating global supply chain and fleet management groups. We are in the process of further standardizing, simplifying and integrating our business processes across our global operations so we can better provide more consistent and high quality service delivery. We are investing in two new technology platforms, eFlight and a new Enterprise Resource Planning platform, to support flight operations and activities such as finance, supply chain and maintenance. The expected benefits of these efforts include fewer process steps, decreased cost, better maintenance turnaround, minimization of aircraft downtime, faster billing and collections, reduced inventory levels and lower risk exposure, which should lead to improved margins, asset turnover, cash flow and

Bristow Value Added (“BVA”). We expect the technology execution portion of operational excellence to reduce risk and reinforce our long term 10-15% adjusted diluted earnings per share growth through BVA and earnings per share accretion.
Capital Allocation Strategy
Our capital allocation strategy is based on three principles as follows:

Principle: Prudent Balance Sheet Management
Principle: Highest Return using BVA
Principle: Balanced Shareholder Return
Liquidity Adequate?
No
Create/Build Liquidity
Yes
Capital Structure Targets Achieved?
No
Reduce Leverage
Yes
Invest in Growth Opportunities
Are returns above capital charge?
Yes
Organic Growth/ Acquisitions
No
Withdraw Capital
Capital Appreciation
Return Capital to Shareholders
Growing Quarterly Dividend
Other forms of capital returns

•
Prudent balance sheet management. Throughout our corporate and business unit management, we proactively manage our capital allocation plan with a focus on achieving business growth and improving rates of return, within the dictates of prudent balance sheet management. In addition to cash flow generated from operations, we intend to maintain adequate liquidity and manage our capital structure relative to our commitments with external financings when necessary and through the use of operating leases for 30-35% of our Large AirCraft Equivalent (“LACE”). As of March 31, 2014, aircraft under operating leases accounted for 25% of our LACE. Our adjusted debt to total equity ratio and total liquidity were 76.4% and $529.9 million, respectively, as of March 31, 2014 compared to 75.6% and $415.0 million, respectively, as of March 31, 2013. Adjusted debt includes the net present value of operating leases totaling $411.6 million and $301.9 million, respectively, letters of credit, bank guarantees and financial guarantees totaling $2.7 million and $2.6 million, respectively, and the unfunded pension liability of $86.8 million and $126.6 million, respectively, as of March 31, 2014 and 2013.

•
Highest return of BVA. Our internal financial management framework, called BVA, focuses on the returns we deliver across our organization. BVA is computed by subtracting a capital charge for the use of gross invested capital from after tax operating cash flow. Our goal is to achieve strong improvements in BVA over time by (1) improving the returns we earn throughout our organization via operational excellence initiatives and capital efficiency improvements as well as through better pricing based on the differentiated value we deliver to clients via the Bristow Client Promise program; (2) deploying more capital into commercial opportunities where management believes we can deliver strong returns and when we believe it will benefit the Company and our shareholders, including making strategic acquisitions or strategic equity investments; and (3) withdrawing capital from areas where returns are deemed inadequate and unable to be sufficiently improved. When appropriate, we may divest parts of the Company. Improvements in BVA are the primary financial measure in our management incentive plan, which is designed to align the interests of management with shareholders.

•
Balanced shareholder return. We believe our liquidity position and cash flows from operations will be adequate to finance operating and maintenance expenditures, so we have matched our capital deployment alternatives for the current business environment to deliver a more balanced return to our shareholders. On May 16, 2014, our board of directors approved a dividend of $0.32 per share, our thirteenth consecutive quarterly dividend. On August 1, 2013, our board of directors approved a dividend policy with a goal of an annualized quarterly dividend payout ratio of 20-30% of forward adjusted earnings per share, although actual dividend payments are at the discretion of the board of directors and may not meet this ratio. Also, our board of directors has authorized the expenditure of up to $133.4 million to repurchase shares of Common Stock between November 5, 2013 and November 4, 2014. As of May 16, 2014, we had repurchased 1,721,462 shares of our Common Stock for a total of $113.3 million. For additional information on our repurchases of Common Stock, see “Share Repurchases” in Note 11 to the financial statements elsewhere in this Annual Report. The timing and method of any repurchases under the program will depend on a variety of factors, is subject to our results of operations, financial condition, cash requirements and other factors and restrictions under applicable law and our debt instruments, and may be suspended or discontinued at any time.

Market Outlook
Our core business is providing helicopter services to the worldwide oil and gas industry. Our global operations and critical mass of helicopters provide us with geographic and client diversity which helps mitigate risks associated with a single market or client.
The business environment during calendar year 2013 and early 2014 has remained positive, despite short-term challenges. We are currently continuing to experience significant demand for medium and large helicopters. Based on our current contract level and discussions with our clients about their needs for aircraft related to their oil and gas production and exploration plans, we anticipate the demand for aircraft services will continue at a high level for the near term although in certain markets such as Australia we have seen a technical delay in clients’ equipment resulting in a delay for our services start dates. Further, based on the projects already under development by our clients in the markets in which we currently operate, we anticipate global demand for our services will continue to grow.
The SAR market is continuing to evolve and we believe further outsourcing of civilian SAR services to the private sector will continue as it is successfully deployed for governments. The clients for SAR services include both the oil and gas industry where our revenue is primarily dependent on our client’s operating expenditures as discussed above and governmental agencies where our revenue is dependent on a country’s desire to privatize SAR and enter into long-term contracts. SAR services opportunities not related to the oil and gas industry include: previously awarded work involving seven aircraft for our U.K. Gap SAR contract, five aircraft in Ireland, two aircraft in the Dutch Antilles and 18 additional aircraft for our U.K. SAR contract. We are also aware of other opportunities yet to be awarded in the future for up to 16 aircraft in various countries including Australia, Brazil, the Falklands, Libya, the Netherlands and Nigeria. See discussion of the U.K. Gap SAR and U.K. SAR contracts under “Recent Events” below.
We continue to seek ways to operate more efficiently and work with our clients to improve the efficiency of their operations within our “Operational Excellence” initiative and “Bristow Client Promise” program. These efficiency gains, combined with strong demand, should lead to expansion of our business in some of our core markets.
Recent Events
Eastern Airways acquisition — On February 6, 2014, Bristow Helicopters Limited (“Bristow Helicopters”) acquired a 60% interest in the privately owned Eastern Airways International Limited (“Eastern Airways”) for cash of £27 million ($44 million) with possible earn out consideration of up to £6 million ($10 million) to be paid over a three year period based on the achievement of specified financial performance thresholds. In addition, Bristow Helicopters entered into agreements with the other stockholders of Eastern Airways that grant Bristow Helicopters the right to buy all of their Eastern Airways shares (and grant them the right after seven years to require Bristow Helicopters to buy all of their shares) and include transfer restrictions and other customary provisions. Eastern Airways is a regional fixed wing operator based at Humberside Airport located in North Lincolnshire, England with both charter and scheduled services targeting U.K. oil and gas industry transport. We believe this investment will strengthen Bristow Helicopters’ ability to provide a complete suite of point to point transportation services for existing European based passengers, expand helicopter services in certain areas like the Shetland Islands and create a more integrated logistics solution for global clients.
The acquisition of Eastern Airways is accounted for under the purchase method and the results are consolidated from the date of acquisition in the Europe business unit.
We expect this acquisition will contribute approximately $160 million in operating revenue and $25 million of adjusted EBITDAR on an annual basis.

Retirement of President and Chief Executive Officer — On February 3, 2014, we announced that William E. Chiles will resign as President and Chief Executive Officer of the Company and that Jonathan E. Baliff has been appointed President and Chief Executive Officer to succeed Mr. Chiles effective immediately following the resignation of Mr. Chiles as an officer of the Company on or about July 31, 2014. For further details of the terms of Mr. Chiles Retirement and Consulting Agreement, dated January 30, 2014, see Note 10 in the “Notes to the Consolidated Financial Statements” included elsewhere in this Annual Report. Compensation to be paid to Mr. Chiles under this agreement impacted our financial results for fiscal year 2014 and will impact our financial results for fiscal years 2015-2017.
Sale of unconsolidated affiliate in the U.K. — On July 14, 2013, we sold our 50% interest in each of FBS Limited, FB Heliservices Limited and FB Leasing Limited, collectively referred to as the FB Entities, for £74 million, or $112.2 million. The FB Entities are U.K. corporations that own and operate a total of 64 aircraft and principally provide pilot training, maintenance and support services to the British military. We recorded a pre-tax gain on sale of unconsolidated affiliate of $103.9 million during fiscal year 2014 on our consolidated statement of income.
Award of U.K SAR contract — On March 26, 2013, Bristow Helicopters was awarded the U.K. SAR contract with the DfT to provide SAR services for all of the U.K. The U.K. SAR contract has a phased-in transition period beginning in April 2015 and continuing to July 2017 and a contract length of approximately ten years. Under the terms of the U.K. SAR contract, Bristow Helicopters will provide 11 Sikorsky S-92 and 11 AgustaWestland AW189 helicopters that will be located at ten bases across the U.K. Each SAR base will operate either two S-92s or two AW189s. In addition to the ten bases with 20 aircraft, two fully SAR-equipped training aircraft will be available to be deployed to any base as needed. Four of the aircraft that will operate at two bases under the U.K. SAR contract commenced operations under an interim SAR contract with the DfT (“U.K. Gap SAR”) during June and July 2013, and will transition to the U.K. SAR contract in fiscal year 2018. We expect the U.K. SAR contract to generate operating revenue, adjusted EBITDAR and BVA of approximately $2.5 billion, $1.1 billion and $300 million, respectively, over the contract term with anticipated capital requirements of approximately $825 million.
Aircraft incidents and fleet changes — On October 22, 2012, an incident occurred with an Airbus Helicopters EC225 Super Puma helicopter operated by another helicopter company, which resulted in a controlled ditching of the aircraft on the North Sea, south of the Shetland Isles, U.K. Following the ditching, all 19 passengers and crew were recovered safely and without injuries.
This incident resulted in the CAAs in the U.K. and Norway issuing safety directives in October 2012, requiring operators to suspend operations of the affected aircraft and our cessation of operations of a total of 16 large Airbus Helicopters aircraft for a period of time pending determination of the root cause of the gear shaft failure that resulted in the incident. The gear shaft has been redesigned and, in April 2014, Airbus Helicopters advised us that the European Aviation Safety Authority (the “EASA”) has certified the new shaft with the expectation that the global oil and gas fleet will have the new shaft installed in the next twelve months. However, in July 2013 the EASA issued an airworthiness directive providing for interim solutions involving minor aircraft modifications and new maintenance/operating procedures for mitigating shaft failure and enhancing early detection which allows the EC225 to safely fly without the new shaft. We commenced return to operational service of our EC225 fleet in the third quarter of fiscal year 2014. We currently operate 20 of these aircraft including 14 owned and six leased.  Nine of the 11 aircraft in the U.K. have returned to service with another two aircraft expected to return to service in the first quarter of fiscal year 2014 which will be fitted with the new shafts. Three aircraft in Norway are currently back in operation.  Five aircraft have returned to service in Australia and another aircraft is expected to return to service in June. Until the fleet is again fully operational and under commercial arrangements similar to before the operational suspension, this situation could have a material adverse effect on our future business, financial condition and results of operations.
On August 23, 2013, an AS332L2, operated by a competitor, ditched near Sumburgh Airport in the U.K. resulting in the loss of four lives. To date, the investigation has not found any evidence of a technical fault and the ongoing work by the U.K. Air Accidents Investigation Branch continues to focus on the operational aspects of the flight.

Following the August 2013 accident and in conjunction with two other helicopter operators in the U.K., we have established a Joint Operator’s Review (“JOR”) of Safety to review current processes, procedures and equipment in order to identify best practice in the offshore helicopter industry, with a view to further enhancing safety for our clients and crew. Bristow Helicopters also separately participated in a United Kingdom Parliamentary Inquiry on helicopter safety (the “Inquiry”) which commenced November 6, 2013 with written submissions made on December 20, 2013 and oral hearings held January 27, 2014. We expect an official Inquiry report to be issued in the coming months.
On February 20, 2014, the U.K. Civil Aviation Authority issued a report detailing the findings and recommendations from its review of helicopter transport operations serving offshore installations in the U.K. The report, commonly referred to as CAP 1145, contains more than 60 safety actions and recommendations to improve the safety of offshore helicopter transport. Ten of the recommendations are designed to improve the survivability of passengers and crew following a ditching or impact in water.
One safety directive, which is scheduled to go into effect on September 1, 2014, will restrict seating capacity on some aircraft in the North Sea until new breathing systems are available or side floats are installed. Further requirements will be implemented over the next 12 months, including operational restrictions when sea states are above a certain prescribed level, or the flight prohibition of individuals whose size exceeds the dimensions of emergency egress windows.
We believe CAP 1145 will make our industry safer. We are cooperating with the CAA, the JOR, and our clients in the North Sea to evaluate and deploy technologies that meet these new safety standards. We remain committed to ensuring that any impact to our operations is managed through our existing safety policies and programs and does not result in an elevated safety risk in the near term. The requirements could present North Sea operators, including us, with significant operational challenges.
The management of our global aircraft fleet involves a careful evaluation of the expected demand for helicopter services across global energy markets, including the type of aircraft needed to meet this demand. As offshore oil and gas drilling and production globally moves to deeper water, more medium and large aircraft and newer technology aircraft may be required. As older aircraft models come off of current contracts and are replaced by new aircraft, our management evaluates our future needs for these aircraft models and ultimately the ability to recover our remaining investments in these aircraft through sales into the aftermarket. We depreciate our aircraft over their expected useful life to the expected salvage value to be received for the aircraft at the end of that life; however, depending on the market for aircraft or changes in the expected future use of aircraft within our fleet, we may record gains or losses on aircraft sales, impairment charges for aircraft operating or held for sale or accelerate depreciation on aircraft used in our operations. In certain instances where a cash return can be made on newer aircraft in excess of the expected return available through the provision of helicopter services, we may sell newer aircraft. The number of aircraft sales and the amount of gains and losses recorded on these sales is unpredictable. While aircraft sales are common in our business and are reflected in our operating results, gains and losses on aircraft sales may result in our operating results not reflecting the ordinary operating performance of our primary business, which is providing helicopter services to our clients. The gains and losses on aircraft sales and impairment charges are not included in the calculation of adjusted EBITDAR, adjusted earnings per share or gross cash flows for purposes of calculating BVA.
As part of an ongoing process to rationalize and simplify our global fleet of helicopters, we plan to reduce our current fleet, consisting of 28 different fleet and sub-fleet types, to eight fleet types in approximately five years and five fleet types in approximately ten years. During fiscal year 2014, we completed our exit from five fleet types and expect to exit from an additional eight fleet types over the next two fiscal years. As we modernize our fleet, we have recently added two new fleet types, the AgustaWestland AW189 large and Sikorsky S-76D medium aircraft; the first AW189 was delivered in April 2014 and the first three S-76Ds were delivered in the last two quarters of fiscal year 2014. This is the first time in five years that we have introduced a new aircraft fleet type into our fleet. These aircraft and other new technology models will comprise our service offering as we reduce the overall number of aircraft in our fleet in the upcoming years.
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

Selected Regional Perspectives
In fiscal year 2014, we announced that we won a number of significant long term client contracts, including a new contract in Tanzania which represents our first significant entry into East Africa. This contract is for a minimum of 27 months with two one-year extension options. In Norway, a contract with a major client was renewed starting January 2014 through December 2018, with an option for seven years. This follows four other contracts with three different clients in Europe, each with more than five years’ duration. In the U.S. Gulf of Mexico, we were awarded one of our longest contracts, starting in April 2014 for a minimum of three years with two one-year extension options. Additionally, in early fiscal year 2015 we announced that we had won a contract in Australia for three large aircraft operating out of Ceduna in South Australia over 24 months beginning in January 2016. These contracts will utilize a total of twelve large and three medium aircraft that are expected to generate up to $850 million in revenue. Six of the twelve aircraft are new Sikorsky S-92s. This contract work, with higher pricing and improved terms, is expected to continue to commence through fiscal year 2015.
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
Brazil continues to represent a significant part of our positive growth outlook. The ongoing growth in the pre-salt deepwater fields in Brazil will necessitate investment in infrastructure and associated services, particularly the addition of more offshore drilling rigs and production platforms. Aircraft being procured in this market tend to be newer and more sophisticated which is aligned with both our “Client Promise” and Líder's “Decolar” service differentiation programs. Continuing the fleet growth plan, Petrobras is expected to release new tenders for multiple medium and large aircraft expected to commence in the second half of calendar year 2014 and early calendar year 2015. In addition, recent new licensing rounds have been very well attended and several international oil companies have gained new blocks which will result in additional aircraft demand beyond the Petrobras requirements. Líder also has significant business in the general aviation sector and recently announced that it has secured a new position as the exclusive dealer for Bombardier jet aircraft sales in Brazil. This is expected to add to Líder's aircraft sales business and supplement Líder's Beechcraft turboprop dealership position.
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

We were indemnified by the other Líder shareholders for the portion of this tax assessed for the period prior to our investment in Líder in May 2009. The indemnity payment to us of $2.5 million was paid during the three months ended March 31, 2014 and resulted in an increase in earnings from unconsolidated affiliates during the three months ended March 31, 2014. The total impact on our earnings from unconsolidated affiliates during fiscal year 2014 related to these taxes for Líder was $13.6 million, net of the indemnity payment.
As expected, Líder's operations performed better during fiscal year 2014 as new aircraft began operating, as evidenced by improved earnings from unconsolidated affiliates when excluding the aforementioned tax charges. However, currency fluctuations continue to make it difficult to predict the earnings from our Líder investment. Earnings from unconsolidated affiliates, net of losses, on our consolidated statements of income, is included in calculating adjusted EBITDAR and adjusted net income.
As discussed in “Item 1A. Risk Factors” included elsewhere in this Annual Report, we are subject to competition and the political environment in the countries where we operate. In Nigeria, we have seen a recent increase in competitive pressure and the application of local content regulations that could impact our ability to win future work at levels previously anticipated. In order to properly and fully embrace new regulations, we have made a number of key changes to our operating model in Nigeria, while maintaining safety as our number one priority at all times. The objectives of these changes being (a) enhancing the level of continued compliance by each of Bristow Helicopters Nigeria Ltd. (“BHNL”) and Pan African Airlines Nigeria Ltd. (“PAAN”) with local content regulations, (b) providing technical aviation maintenance services through a wholly-owned Bristow Group entity, BGI Aviation Technical Services Nigeria Limited (“BATS”), and (c) each of BHNL, PAAN and BATS committing to continue to apply and use all key Bristow Group standards and policies, including without limitation our Target Zero safety program, our Code of Business Integrity and our Operations Manuals. As a result of these changes, our ability to continue to consolidate BHNL and PAAN under the current accounting requirements could change.
We recognize that the current operating environment in the North America business unit is challenging for our fleet mix and we are proactively restructuring our business by exiting the Alaska market with a long-term strategy of operating larger aircraft to service deepwater client contracts. During fiscal year 2014, we recorded $3.4 million in costs associated with the restructuring of our North America business unit which related primarily to employee severance and retention costs. We expect our exit from the Alaska market to conclude by August 2014 and we expect to incur approximately $1.3 million in additional costs related mostly to severance and retention through August 2014 as we complete our obligations under current contracts.
We conduct business in various foreign countries, and as such, our cash flows and earnings are subject to fluctuations and related risks from changes in foreign currency exchange rates. During fiscal year 2014, our primary foreign currency exposure was related to the euro, the British pound sterling, the Australian dollar, the Nigerian naira and the Brazilian real. For details on this exposure and the related impact on our results of operations, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” and Note 1 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

Overview of Operating Results
The following table presents our operating results and other statement of income information for the applicable periods:

	Fiscal Years Ended March 31,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except per share amounts, percentages and flight hours)
Gross revenue:
Operating revenue	$1,516,326	$1,344,015	$172,311	12.8%
Reimbursable revenue	153,256	164,458	(11,202)	(6.8)%
Total gross revenue	1,669,582	1,508,473	161,109	10.7%

Operating expense:
Direct cost	1,041,575	900,378	(141,197)	(15.7)%
Reimbursable expense	144,557	157,416	12,859	8.2%
Impairment of inventories	12,669	—	(12,669)	*
Depreciation and amortization	95,977	96,284	307	0.3%
General and administrative	199,814	163,389	(36,425)	(22.3)%
	1,494,592	1,317,467	(177,125)	(13.4)%

Gain (loss) on disposal of assets	(722)	8,068	(8,790)	*
Earnings from unconsolidated affiliates, net of losses	12,709	25,070	(12,361)	(49.3)%

Operating income	186,977	224,144	(37,167)	(16.6)%

Interest expense, net	(43,218)	(41,658)	(1,560)	(3.7)%
Extinguishment of debt	—	(14,932)	14,932	*
Gain on sale of unconsolidated affiliate	103,924	—	103,924	*
Other income (expense), net	(2,692)	(877)	(1,815)	(207.0)%

Income before provision for income taxes	244,991	166,677	78,314	47.0%
Provision for income taxes	(57,212)	(35,002)	(22,210)	(63.5)%

Net income	187,779	131,675	56,104	42.6%
Net income attributable to noncontrolling interests	(1,042)	(1,573)	531	33.8%
Net income attributable to Bristow Group	$186,737	$130,102	$56,635	43.5%

Diluted earnings per common share	$5.09	$3.57	$1.52	42.6%
Operating margin (1)	12.3%	16.7%	(4.4)%	(26.3)%
Flight hours (2)	195,400	207,149	(11,749)	(5.7)%

Non-GAAP financial measures: (3)
Adjusted operating income	$233,459	$217,348	$16,111	7.4%
Adjusted operating margin (1)	15.4%	16.2%	(0.8)%	(4.9)%
Adjusted EBITDAR	$433,656	$380,966	$52,690	13.8%
Adjusted EBITDAR margin (1)	28.6%	28.3%	0.3%	1.1%
Adjusted net income	$163,176	$137,846	$25,330	18.4%
Adjusted diluted earnings per share	$4.45	$3.78	$0.67	17.7%

	Fiscal Years Ended March 31,		Favorable (Unfavorable)
	2013	2012
	(In thousands, except per share amounts, percentages and flight hours)
Gross revenue:
Operating revenue	$1,344,015	$1,199,227	$144,788	12.1%
Reimbursable revenue	164,458	142,576	21,882	15.3%
Total gross revenue	1,508,473	1,341,803	166,670	12.4%

Operating expense:
Direct cost	900,378	810,728	(89,650)	(11.1)%
Reimbursable expense	157,416	136,922	(20,494)	(15.0)%
Impairment of inventories	—	25,919	25,919	*
Depreciation and amortization	96,284	96,144	(140)	(0.1)%
General and administrative	163,389	135,333	(28,056)	(20.7)%
	1,317,467	1,205,046	(112,421)	(9.3)%

Gain (loss) on disposal of assets	8,068	(31,670)	39,738	*
Earnings from unconsolidated affiliates, net of losses	25,070	10,679	14,391	134.8%

Operating income	224,144	115,766	108,378	93.6%

Interest expense, net	(41,658)	(37,570)	(4,088)	(10.9)%
Extinguishment of debt	(14,932)	—	(14,932)	*
Other income (expense), net	(877)	1,246	(2,123)	*

Income before provision for income taxes	166,677	79,442	87,235	109.8%
Provision for income taxes	(35,002)	(14,201)	(20,801)	(146.5)%

Net income	131,675	65,241	66,434	101.8%
Net income attributable to noncontrolling interests	(1,573)	(1,711)	138	8.1%
Net income attributable to Bristow Group	$130,102	$63,530	$66,572	104.8%

Diluted earnings per common share	$3.57	$1.73	$1.84	106.4%
Operating margin (1)	16.7%	9.7%	7.0%	72.2%
Flight hours (2)	207,149	209,010	(1,861)	(0.9)%

Non-GAAP financial measures:(3)
Adjusted operating income	$217,348	$180,864	$36,484	20.2%
Adjusted operating income margin (1)	16.2%	15.1%	1.1%	7.3%
Adjusted EBITDAR	$380,966	$319,488	$61,478	19.2%
Adjusted EBITDAR margin (1)	28.3%	26.6%	1.7%	6.4%
Adjusted net income	$137,846	$114,641	$23,205	20.2%
Adjusted diluted earnings per share	$3.78	$3.12	$0.66	21.2%
______________________
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

	Fiscal Year Ended March 31,
	2014	2013	2012
	(In thousands, except per share amounts)
Adjusted operating income	$233,459	$217,348	$180,864
Gain (loss) on disposal of assets	(722)	8,068	(31,670)
Special items(i)	(45,760)	(1,272)	(33,428)
Operating income	$186,977	$224,144	$115,766

Adjusted EBITDAR	$433,656	$380,966	$319,488
Gain (loss) on disposal of assets	(722)	8,068	(31,670)
Special items(i)	58,740	(16,204)	(28,061)
Depreciation and amortization	(95,977)	(96,284)	(96,144)
Rent expense	(105,769)	(67,423)	(46,041)
Interest expense	(44,938)	(42,446)	(38,130)
Provision for income taxes	(57,211)	(35,002)	(14,201)
Net income	$187,779	$131,675	$65,241

Adjusted net income	$163,176	$137,846	$114,641
Gain (loss) on disposal of assets(ii)	(574)	6,373	(26,008)
Special items(i) (ii)	24,135	(14,117)	(25,103)
Net income attributable to Bristow Group	$186,737	$130,102	$63,530

Adjusted diluted earnings per share	$4.45	$3.78	$3.12
Gain (loss) on disposal of assets(ii)	(0.02)	0.17	(0.71)
Special items(i) (ii)	0.66	(0.39)	(0.68)
Diluted earnings per share	5.09	3.57	1.73
_______________

(i)
See information about special items during fiscal years ended March 31, 2014, 2013 and 2012 under “Fiscal Year 2014 Compared to Fiscal Year 2013” and “Fiscal Year 2013 Compared to Fiscal Year 2012” below.

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

Adjusted operating income provides us with an understanding of the results from the primary operations of our business by excluding asset disposition effects and special items that do not reflect the ordinary earnings of our operations. We believe that this measure is a useful supplemental measure because operating income includes asset disposition effects and special items, and inclusion of these items does not reflect the ongoing operational earnings of our business.
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
Adjusted net income and adjusted diluted earnings per share present our consolidated results excluding asset dispositions and special items that do not reflect the ordinary earnings of our operations. We believe that these measures are useful supplemental measures because net income and diluted earnings per share include asset disposition effects and special items, and inclusion of these items does not reflect the ongoing operational earnings of our business.
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

The following presents business unit adjusted EBITDAR and adjusted EBITDAR margin discussed in “Business Unit Operating Results”, and consolidated adjusted EBITDAR and adjusted EBITDAR margin, for fiscal years 2014, 2013 and 2012 (in thousands, except percentages):

	Fiscal Year Ended March 31,
	2014	2013	2012
Europe	$216,283	$181,475	$147,870
West Africa	101,175	88,780	86,158
North America	73,528	57,864	30,609
Australia	29,111	43,001	36,026
Other International	63,778	61,495	55,960
Corporate and other	(50,219)	(51,649)	(37,135)
Consolidated adjusted EBITDAR	$433,656	$380,966	$319,488

Europe	34.7%	36.2%	32.9%
West Africa	32.1%	31.5%	35.0%
North America	32.1%	25.7%	17.3%
Australia	19.6%	27.1%	24.3%
Other International	47.7%	46.6%	39.5%
Consolidated adjusted EBITDAR margin	28.6%	28.3%	26.6%
Fiscal Year 2014 Compared to Fiscal Year 2013
For fiscal year 2014, we reported operating income of $187.0 million, net income of $186.7 million and diluted earnings per share of $5.09 compared to operating income of $224.1 million, net income of $130.1 million and diluted earnings per share of $3.57 for fiscal year 2013. The results for fiscal year 2014 included special items, which on a combined basis decreased our operating income by $45.8 million and, increased our net income by $24.1 million and increased diluted earnings per share by $0.66. The special items include:
•A $103.9 million gain on the sale of an unconsolidated affiliate,
•$12.7 million in charges related to the cancellation of a potential financing,
•$12.7 million in inventory impairment charges,

•	$13.6 million in lower earnings from Líder resulting primarily from a tax amnesty payment Líder made to the Brazilian government,

•
Restructuring costs including $3.4 million for the restructuring of our North America business unit, $2.1 million in compensation expense related to severance costs as a result of the termination of a contract in the Southern North Sea and $2.6 million tax impact of an internal reorganization,

•A $0.6 million impairment charge related to goodwill in Mexico,
•An $8.6 million increase in insurance expense due to a hangar fire in Nigeria, and
•$4.8 million in expense related to CEO succession and officer separation costs.
Excluding these special items and gain (loss) on disposal of assets, adjusted operating income, adjusted net income and diluted earnings per share were $233.5 million, $163.2 million and $4.45, respectively, for fiscal year 2014 compared to $217.3 million, $137.8 million and $3.78, respectively, for fiscal year 2013.
Adjusted EBITDAR, which excludes the same special items and gain (loss) on disposal of assets, was $433.7 million in fiscal year 2014 compared to $381.0 million in fiscal year 2013, a 13.8% increase. Adjusted EBITDAR margin improved slightly from 28.3% in fiscal year 2013 to 28.6% in fiscal year 2014 with a 10.7% increase in gross revenue.

The improvement in adjusted EBITDAR margin was driven primarily by strong revenue growth in our Europe and West Africa business units, and in Canada. Adjusted EBITDAR margin improved at a lower rate than revenue over fiscal year 2013 primarily due to:

•
A decrease in operating revenue of $10.1 million in our Australia business unit primarily resulting from the ending of short-term contracts, while overall maintenance expense remained flat and labor costs increased in anticipation of new contract start-ups later in fiscal year 2014 and fiscal year 2015;

•
Additional maintenance expense of $24.2 million and labor costs of $27.6 million in our Europe business unit in fiscal year 2014, primarily due to the addition of Eastern Airways beginning in February 2014, start of the U.K. Gap SAR contract in June and July 2013, the return to service of EC225 aircraft and support of the previously idle AS332L aircraft we returned to service after we had ceased operating the EC225 aircraft in October 2012 in this market;

•	An increase in labor costs in our West Africa business unit of $7.8 million resulting from annual salary increases; and

•	An unfavorable impact of foreign currency exchange rates which resulted in a decrease to adjusted EBITDAR of $4.2 million.
With the exception of our Australia and Other International business units, adjusted EBITDAR improved as operating revenue continued to grow in most regions. Additionally, operating income, net income and diluted earnings per share, on an unadjusted and adjusted basis, were impacted by a $38.3 million increase in rent expense ($37.2 million increase included in direct costs and $1.2 million increase included in general and administrative expense) over fiscal year 2013 as we increased the number of aircraft within our leased fleet. Additionally, adjusted EBITDAR margins for our Europe and Australia business units improved during the fourth quarter of fiscal year 2014 as we were able to recover $12.4 million in maintenance expense credits from our original equipment manufacturers as settlements for aircraft performance issues and reimbursement for transportation costs.
Gross revenue increased 10.7%, or $161.1 million, to $1.7 billion for fiscal year 2014 from $1.5 billion for fiscal year 2013 driven primarily by the addition of new contracts with improved pricing and improvements in flight activity in our Europe ($99.5 million) and West Africa ($32.7 million) business units, the addition of eight aircraft operating in Canada beginning in October 2012 that contributed $35.6 million ($16.4 million in North America and $19.2 million in Corporate and other) and the acquisition of Eastern Airways that contributed $21.2 million, partially offset by the $10.1 million decrease in operating revenue in our Australia business unit due to the end of short-term contracts, a $12.6 million decline in operating revenue from our U.S. Gulf of Mexico and Alaska operations in our North America business unit due to a decline in activity in small aircraft and a $11.2 million decrease in reimbursable revenue (primarily in Australia). Additionally, an unfavorable impact from changes in foreign currency rates decreased gross revenue by $15.9 million (primarily in Australia). Included in the gross revenue increase was an increase in operating revenue from affiliates primarily due to the addition of eight aircraft operating in Canada in October 2012 previously discussed.
Direct costs increased 15.7%, or $141.2 million, to $1.0 billion for fiscal year 2014 from $900.4 million for fiscal year 2013 driven primarily by a $38.0 million increase in maintenance expense, a $36.6 million increase in salaries and benefits, a $37.2 million increase in rent expense, an $8.1 million increase in insurance expense and a $4.5 million increase in training expense. The increase in insurance expense in fiscal year 2014 is due to a fire in Nigeria which resulted in an increase in insurance premiums across all of our business units. The increase in training expense is due to training in advance of the addition of new aircraft types into certain markets.
Reimbursable expense declined 8.2%, or $12.9 million, to $144.6 million in fiscal year 2014 from $157.4 million in fiscal year 2013 primarily due to a decline in our Australia business unit.
Depreciation and amortization decreased 0.3%, or $0.3 million, to $96.0 million for fiscal year 2014 from $96.3 million for fiscal year 2013. Although we have added aircraft to our fleet, we have increased the number of aircraft through operating leases including the sale and leaseback of 14 aircraft during fiscal year 2014. Additionally, we recorded $0.6 million for the impairment of goodwill related to Mexico as all of the contracts in Mexico have expired.
General and administrative expense increased 22.3%, or $36.4 million, to $199.8 million for fiscal year 2014 from $163.4 million for fiscal year 2013 primarily due to an overall increase in compensation, information technology expenses, professional fees, travel, training and staff recruitment. Additionally, we recorded $1.9 million in expense related to CEO succession and $2.9 million for officer separation.

Earnings from unconsolidated affiliates, net of losses, decreased $12.4 million to $12.7 million for fiscal year 2014 from $25.1 million in fiscal year 2013. The decrease in earnings from unconsolidated affiliates, net of losses, primarily resulted from lower earnings of $11.9 million from our investment in Líder in Brazil and a decrease of $7.3 million in earnings due to the sale of our investment in the FB Entities, partially offset by an increase of $4.0 million of dividends received from our cost method investment in Egypt. During fiscal year 2014, we recorded $13.6 million of lower earnings from Líder due to additional tax charges resulting primarily from a tax amnesty payment Líder made to the government in Brazil. For further details on this tax amnesty payment, see “Executive Overview — Market Outlook” included elsewhere in this Annual Report. In addition, there was a $4.4 million increase in the core operating earnings of Líder primarily due to additional aircraft on contract and better cost management in fiscal year 2014. Additionally, in fiscal year 2013, earnings from unconsolidated affiliates were increased by $2.8 million as a result of the correction of a calculation error related to foreign currency derivative transactions impacting our earnings from Líder.
Additional items impacting our results included impairment of inventories, gain (loss) on disposal of assets, interest expense, net, extinguishment of debt other income (expense, net) and income tax expense, which are discussed further in “— Business Unit Operating Results — Fiscal Year 2014 Compared to Fiscal Year 2013.”
As discussed above, our results for fiscal year 2014 were impacted by a number of special items, which on a combined basis decreased our operating income by $45.8 million, increased our net income by $24.1 million and increased diluted earnings per share by $0.66. In fiscal year 2013, special items that impacted our results included an additional inventory allowance, the correction of the calculation error related to Líder, severance costs in the Southern North Sea, the reversal of direct cost for sale of AS332Ls that ultimately did not execute, the 7 ½% Senior Notes retirement (the redemption premium and write-off of deferred financing costs) and write-off of deferred financing fees for the 364-Day Term Loan. The items noted in fiscal years 2014 and 2013 have been identified as special items as they are not considered by management to be part of our ongoing operations when assessing and measuring the operational and financial performance of the organization. The impact of these items on our adjusted operating income, adjusted EBITDAR, adjusted net income and adjusted diluted earnings per share is as follows:

	Fiscal Year Ended March 31, 2014
	Adjusted Operating Income	Adjusted EBITDAR	Adjusted Net Income	Adjusted Diluted Earnings Per Share
	(In thousands, except per share amounts)
Gain on sale of unconsolidated affiliate	$—	$103,924	$67,897	$1.85
Cancellation of potential financing	—	—	(8,276)	(0.23)
Impairment of inventories	(12,669)	(12,669)	(10,071)	(0.27)
Restructuring items	(5,521)	(5,521)	(6,466)	(0.18)
Líder taxes	(13,587)	(13,587)	(8,832)	(0.24)
Mexico goodwill impairment	(576)	—	(374)	(0.01)
Nigeria fire	(8,569)	(8,569)	(6,598)	(0.18)
CEO succession and officer separation	(4,838)	(4,838)	(3,145)	(0.09)
Total special items	$(45,760)	$58,740	$24,135	0.66

	Fiscal Year Ended March 31, 2013
	Adjusted Operating Income	Adjusted EBITDAR	Adjusted Net Income	Adjusted Diluted Earnings Per Share
	(In thousands, except per share amounts)
Inventory allowance	$(2,838)	$(2,838)	$(2,242)	$(0.06)
Líder correction	2,784	2,784	1,809	0.05
Severance costs for termination of a contract	(2,162)	(2,162)	(1,708)	(0.05)
AS332L sale cost reversal	944	944	746	0.02
Retirement of 7 1/2% Senior Notes	—	(14,932)	(11,377)	(0.31)
364-Day Term Loan financing fees	—	—	(1,345)	(0.04)
Total special items	$(1,272)	$(16,204)	$(14,117)	(0.39)

Fiscal Year 2013 Compared to Fiscal Year 2012
For fiscal year 2013, we reported operating income of $224.1 million, net income of $130.1 million and diluted earnings per share of $3.57 compared to operating income of $115.8 million, net income of $63.5 million and diluted earnings per share of $1.73 for fiscal year 2012. The results for fiscal year 2013 included the special items discussed above, which had a combined negative impact of $0.39 on diluted earnings per share. Excluding these special items and gain on disposal of assets, adjusted operating income, adjusted net income and diluted earnings per share were $217.3 million, $137.8 million and $3.78, respectively, for fiscal year 2013. Excluding the special items described below and loss on disposal of assets, adjusted operating income, adjusted net income and diluted earnings per share were $180.9 million, $114.6 million and $3.12, respectively, for fiscal year 2012.
Adjusted EBITDAR, which excludes the same special items and gain (loss) on disposal of assets in both periods, was $381.0 million for fiscal year 2013 compared to $319.5 million for fiscal year 2012. Adjusted EBITDAR margin increased from 26.6% in fiscal year 2012 to 28.3% in fiscal year 2013 driven by strong revenue performance and the increase in earnings from unconsolidated affiliates (excluding the calculation error) in fiscal year 2013, partially offset by the increases in salaries and benefits, general and administrative expense, allowance for doubtful accounts and rent expense discussed below.
With the exception of West Africa, adjusted EBITDAR improved as operating revenue continued to grow in most regions. Additionally, operating income, net income and diluted earnings per share on an unadjusted and adjusted basis were impacted by a $21.4 million increase in rent expense ($22.3 million increase included in direct costs and $0.9 million decrease included in general and administrative expense) over fiscal year 2012 as we increased the number of aircraft within our leased fleet.
Gross revenue increased 12.4%, or $166.7 million, to $1.5 billion for fiscal year 2013 from $1.3 billion for fiscal year 2012 driven primarily by the addition of new contracts and improvements in pricing in Europe ($52.1 million), West Africa ($35.8 million), the U.S. Gulf of Mexico ($32.3 million) and Australia ($10.5 million), the addition of eight aircraft operating in Canada beginning in October 2012 that contributed $28.1 million in operating revenue ($16.4 million in North America and $11.7 million in Corporate and other) and an increase in reimbursable revenue of $21.9 million (primarily Europe, West Africa and Australia), partially offset by a decrease in operating revenue in our Other International business unit of $9.4 million as a result of the end of short-term contracts and a decline in activity in certain markets, and an unfavorable impact from changes in foreign currency exchange rates that decreased gross revenue by $12.9 million (primarily in Europe).
Direct costs increased 11.1%, or $89.7 million, to $900.4 million for fiscal year 2013 from $810.7 million for fiscal year 2012 driven primarily by a $34.7 million increase in salaries and benefits, a $27.6 million increase in maintenance expense, a $22.3 million increase in rent expense, a $3.1 million increase in travel expense, a $2.6 million increase in freight expense, a $2.5 million increase in fuel expense and a $1.6 million increase in training cost, partially offset by a $2.6 million decrease in insurance expense.
Reimbursable expense increased 15.0%, or $20.5 million, to $157.4 million in fiscal year 2013 from $136.9 million in fiscal year primarily due to an increase in our Australia ($12.3 million) and Europe ($6.9 million) business units.
Depreciation and amortization remained fairly flat increasing by 0.1%, or $0.1 million, to $96.3 million for fiscal year 2013 from $96.1 million for fiscal year 2012.
General and administrative expense increased 20.7%, or $28.1 million, to $163.4 million for fiscal year 2013 from $135.3 million for fiscal year 2012 primarily due to an overall increase in compensation, information technology expenses, repairs and maintenance expense, taxes and travel.

Earnings from unconsolidated affiliates, net of losses, increased $14.4 million to $25.1 million for fiscal year 2013 from $10.7 million in fiscal year 2012. The increase in earnings from unconsolidated affiliates, net of losses, primarily resulting from improvements in Líder in Brazil of $18.0 million (reflected in our Other International business unit) due to an increase in aircraft on contract, partially offset by decrease in earnings from our investment in the FB entities of $0.5 million, decrease in dividends received from our cost method investment PAS of $2.0 million and loss of $0.7 million from our investment in Cougar. $4.2 million of the improvement resulted from the impact of changes in foreign currency exchange rates as the value of the Brazilian real has fluctuated significantly relative to the value of the U.S. dollar, from an average of 0.5921 Brazilian real to U.S. dollar in fiscal year 2012 to 0.4985 Brazilian real to U.S. dollar in fiscal year 2013. Additionally, $2.8 million of the increase in Líder earnings is the result of the correction of a calculation error related to foreign currency derivative transactions.
Additional items impacting our results included impairment of inventories, gain (loss) on disposal of assets, interest expense, net, extinguishment of debt other income (expense, net) and income tax expense, which are discussed further in “— Business Unit Operating Results — Fiscal Year 2013 Compared to Fiscal Year 2012.”
In fiscal year 2012, special items that impacted our results included the write-down of inventory spare parts to lower of cost or market value as management made the determination to operate certain types of aircraft for a shorter period than originally anticipated, an impairment charge recorded in depreciation and amortization expense resulting in the abandonment of certain assets located in Creole, Louisiana and used in our North America business unit as we ceased operations from that location, an impairment charge for two medium aircraft, which management intends to sell prior to the previously estimated useful life of the aircraft, recorded in depreciation and amortization expense resulting from the review of our operational fleet, direct costs associated with the sale of 11 AS332L aircraft and tax expense related to dividend inclusion as a result of internal realignment, partially offset by a reduction in tax expense from a change from deduction of foreign taxes paid to use of the taxes paid as credits to offset U.S. tax liabilities and a benefit from the release of a tax reserve in a foreign jurisdiction due to a favorable response to a ruling request. The impact of these items on our adjusted operating income, adjusted EBITDAR, adjusted net income and adjusted diluted earnings per share is as follows:

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
Fiscal Year 2014 Compared to Fiscal Year 2013
Set forth below is a discussion of operations of our business units. Our consolidated results are discussed under “Results of Operations” above.
Europe

	Fiscal Year Ended March 31,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Operating revenue	$622,684	$501,923	$120,761	24.1%
Reimbursable revenue	$117,632	$117,622	$10	—%
Earnings from unconsolidated affiliates, net of losses	$4,446	$10,708	$(6,262)	(58.5)%
Operating income	$114,729	$111,785	$2,944	2.6%
Operating margin	18.4%	22.3%	(3.9)%	(17.5)%
Adjusted EBITDAR	$216,283	$181,475	$34,808	19.2%
Adjusted EBITDAR margin	34.7%	36.2%	(1.5)%	(4.1)%
The operations of our Europe business unit have expanded since fiscal year 2013 with the net addition of seven large aircraft. These additional aircraft, as well as an overall increase in activity with existing clients and under new contracts primarily in the Northern North Sea in the U.K. and Norway resulted in $79.3 million of increased operating revenue and were the primary contributors to the revenue growth in Europe in fiscal year 2014. Additionally, during June and July 2013 we began operating the U.K. Gap SAR contract at two bases resulting in $37.7 million of operating revenue in fiscal year 2014. Bristow Helicopters acquired a 60% interest in Eastern Airways in February 2014, which contributed $21.2 million to the increase in operating revenue and contributed $4.2 million in adjusted EBITDAR in fiscal year 2014. These increases were partially offset by the loss of a contract in the Southern North Sea during fiscal year 2013 resulting in an $18.8 million decrease in operating revenue.
Despite the revenue growth in fiscal year 2014 driving an increase in operating income and adjusted EBITDAR, operating margin decreased primarily due to an increase in rental expense of $27.1 million and a decrease in earnings from unconsolidated affiliates, net of losses, of $6.3 million. Other expenses also increased as a result of activity levels and timing of maintenance activities, including maintenance expense ($24.2 million) and salaries ($27.6 million). An increase in insurance expense in fiscal year 2014 of $4.6 million, primarily resulting from an increase in premiums across all business units due to a fire in Nigeria, also impacted operating income and operating margin. During fiscal year 2014, we incurred $2.1 million in severance costs as a result of the termination of a contract in the Southern North Sea. During fiscal year 2013, we incurred $2.2 million in severance costs related to the termination of a separate contract in the Southern North Sea.
On July 14, 2013, we sold our 50% interest in the FB Entities which were accounted for under the equity method and included in our Europe business unit operating results. The FB Entities generated $3.2 million and $10.5 million of both operating income and adjusted EBITDAR for fiscal years 2014 and 2013, respectively.
Adjusted EBITDAR improved by $34.8 million, or 19.2%, in fiscal year 2014 while adjusted EBITDAR margin declined to 34.7% from 36.2% in fiscal year 2013. Adjusted EBITDAR excludes the impact of the increase in the number of aircraft on lease and reflects the overall growth in this business unit in terms of new contracts, increased pricing and utilization. The decrease in adjusted EBITDAR margin was driven primarily by higher maintenance and salary costs incurred as we return the EC225 aircraft to service, a decrease in earnings from unconsolidated affiliates, net of losses, due to the sale of our interest in the FB Entities, and an unfavorable impact of foreign exchange rates. Adjusted EBITDAR margin improved during the fourth quarter of fiscal year 2014 as we were able to recover $8.5 million in credits for maintenance expense from our original equipment manufacturers as settlements for aircraft performance issues and reimbursement for transportation costs. We expect our results in Europe to continue to be strong in future periods and for operating margin and adjusted EBITDAR margin to improve as a result of additional new contracts commencing and possible major contract awards. However, we are currently unable to determine the impact that could result from new rules proposed by the U.K. CAA as discussed under “Market Outlook — Recent Events” above.

West Africa

	Fiscal Year Ended March 31,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Operating revenue	$314,829	$282,150	$32,679	11.6%
Reimbursable revenue	$13,964	$14,783	$(819)	(5.5)%
Operating income	$80,053	$70,315	$9,738	13.8%
Operating margin	25.4%	24.9%	0.5%	2.0%
Adjusted EBITDAR	$101,175	$88,780	$12,395	14.0%
Adjusted EBITDAR margin	32.1%	31.5%	0.6%	1.9%
Operating revenue in West Africa increased primarily due to $18.9 million from improved pricing and $25.6 million from increased ad hoc flying and increased activity, partially offset by a $15.6 million decline in activity in certain contracts.
Operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin increased in fiscal year 2014 due to the increase in revenue, partially offset by an increase in salaries and benefits of $7.8 million, aircraft maintenance expense of $4.4 million, freight of $2.5 million, base repairs and maintenance of $1.8 million and value added taxes of $1.6 million. Additionally impacting operating income and operating margin was an increase in insurance expense in fiscal year 2014 of $1.2 million primarily resulting from an increase in premiums across all business units due to a fire in Nigeria.
As previously discussed, we have seen recent changes in the West Africa market as a result of new competitors entering this market. Additionally, increasingly active trade unions, changing regulations and the changing political environment have made and are expected to continue to make our operating results from Nigeria unpredictable.
North America

	Fiscal Year Ended March 31,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Operating revenue	$229,064	$225,248	$3,816	1.7%
Reimbursable revenue	$1,276	$1,149	$127	11.1%
Earnings from unconsolidated affiliates, net of losses	$1,053	$(736)	$1,789	*
Operating income	$32,255	$27,538	$4,717	17.1%
Operating margin	14.1%	12.2%	1.9%	15.6%
Adjusted EBITDAR	$73,528	$57,864	$15,664	27.1%
Adjusted EBITDAR margin	32.1%	25.7%	6.4%	24.9%
___________________
* percentage change not meaningful
In early October 2012, we acquired eight large aircraft that are operated by Cougar in Canada, which resulted in a $16.4 million increase in operating revenue in fiscal year 2014. Also, an increase of medium and large aircraft on contract in the U.S. Gulf of Mexico resulted in an increase of $10.0 million of operating revenue in fiscal year 2014. These increases were partially offset by a decline in the number of small aircraft on contract in the U.S Gulf of Mexico which reduced operating revenue by $19.0 million, a decrease in revenue in Alaska of $2.0 million and a decrease in fuel recharges of $1.6 million in fiscal year 2014.
During fiscal year 2014, we recorded $3.4 million in costs associated with the restructuring of this business unit and planned closure of our Alaska operations, which related primarily to employee severance costs and is excluded from adjusted EBITDAR and adjusted EBITDAR margin. During fiscal year 2013, we recorded a bad debt allowance of $4.9 million for accounts receivable from ATP that were no longer considered probable of collection due to their filing for bankruptcy. Excluding this allowance, operating margin and adjusted EBITDAR margin for fiscal year 2013 would have been 14.4% and 27.8%, respectively. The increase in operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin is due to the addition of aircraft operating in Canada beginning in October 2012, improvements in earnings from our unconsolidated affiliate in Canada, Cougar, and the lower level of bad debt expense, partially offset by decline in the number of small aircraft on contract in the U.S. Gulf of Mexico and Alaska in fiscal year 2014. Additionally impacting operating income and operating margin was an increase in insurance expense in fiscal year 2014 of $1.2 million primarily resulting from an increase in premiums across all business units due to a fire in Nigeria.
We recognize that the current operating environment in the North America business unit is challenging for our fleet mix and we are proactively restructuring our business by exiting the Alaska market with a long-term strategy of operating larger aircraft to service deepwater client contracts. During fiscal year 2014, we sold 28 small aircraft that had been operating in this business unit.
Australia

	Fiscal Year Ended March 31,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Operating revenue	$148,731	$158,803	$(10,072)	(6.3)%
Reimbursable revenue	$19,693	$27,949	$(8,256)	(29.5)%
Operating income	$5,523	$25,283	$(19,760)	(78.2)%
Operating margin	3.7%	15.9%	(12.2)%	(76.7)%
Adjusted EBITDAR	$29,111	$43,001	$(13,890)	(32.3)%
Adjusted EBITDAR margin	19.6%	27.1%	(7.5)%	(27.7)%
Operating revenue for Australia declined due to the impact of certain short-term contracts ending of $38.4 million and the negative impact of foreign currency exchange rate changes of $13.8 million, partially offset by an increase of $40.9 million from new contracts and ad hoc work. Additionally, reimbursable revenue decreased $8.3 million in fiscal year 2014 due to timing of work, change in client mix and impact of changes in foreign currency exchange rates.
Operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin declined primarily due to the ending of certain short-term contracts discussed above and an increase in salaries of $5.2 million. During fiscal year 2014, we incurred costs, including salaries and benefits, depreciation, insurance, training and lease costs in anticipation of contracts that started during the fourth quarter of fiscal year 2014 and in fiscal year 2015, including the INPEX contract. Additionally impacting operating income and operating margin was an increase in insurance expense in fiscal year 2014 of $1.1 million primarily resulting from an increase in premiums across all business units due to a fire in Nigeria. Results in Australia were impacted by additional salary and maintenance costs associated with the EC225 return to service. Adjusted EBITDAR margin improved during the fourth quarter of fiscal year 2014 as we were able to recover $3.6 million in credits for maintenance expense from our original equipment manufacturers as settlements for aircraft performance issues and reimbursement for transportation costs. For further details about the INPEX contract award and the EC225 return to service, see “Executive Overview – Market Outlook.”
Other International

	Fiscal Year Ended March 31,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Operating revenue	$133,794	$132,088	$1,706	1.3%
Reimbursable revenue	$227	$574	$(347)	(60.5)%
Earnings from unconsolidated affiliates, net of losses	$7,210	$15,098	$(7,888)	(52.2)%
Operating income	$33,769	$45,201	$(11,432)	(25.3)%
Operating margin	25.2%	34.2%	(9.0)%	(26.3)%
Adjusted EBITDAR	$63,778	$61,495	$2,283	3.7%
Adjusted EBITDAR margin	47.7%	46.6%	1.1%	2.4%
Operating revenue for Other International increased slightly in fiscal year 2014 due to increased activity in Trinidad ($8.3 million) and Brazil ($3.6 million) and start-up of a contract in Tanzania ($5.4 million), partially offset by the end of short-term contracts in Guyana ($2.8 million) and a decline in aircraft on contract in Malaysia ($11.0 million) and Mexico ($2.0 million).
Operating income and operating margin decreased primarily due to a decrease of $7.9 million in earnings from unconsolidated affiliates, net of losses, and a decline in aircraft on contract in Malaysia and Mexico, partially offset by increased activity in Brazil and start-up of operations in Tanzania.
Earnings from unconsolidated affiliates, net of losses, decreased primarily due to a decrease in earnings from our investment in Líder of $11.9 million. During fiscal year 2014, we recorded $13.6 million in reduced earnings from Líder for additional tax expense resulting primarily from a tax amnesty payment Líder made to the government of Brazil. Additionally, we received $4.0 million in dividends from our cost method investment in Egypt during fiscal year 2014. See further discussion about our investment in Líder and the Brazil market in “Executive Overview - Market Outlook” and “- Fiscal Year 2014 compared to Fiscal Year 2013.” Adjusted EBITDAR and adjusted EBITDAR margin exclude $13.6 million in lower earnings from Líder resulting from this tax amnesty payment.
Adjusted EBITDAR and adjusted EBITDAR margin improved primarily due to increased activity in Brazil and start-up of operations in Tanzania and higher earnings from unconsolidated affiliates, partially offset by the decrease in aircraft on contract in Malaysia and Mexico.
Corporate and Other

	Fiscal Year Ended March 31,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Operating revenue	$71,679	$46,140	$25,539	55.4%
Reimbursable revenue	$464	$2,381	$(1,917)	(80.5)%
Operating loss	$(78,630)	$(64,046)	$(14,584)	(22.8)%
Adjusted EBITDAR	$(50,219)	$(51,649)	$1,430	2.8%
Corporate and other includes our Bristow Academy business unit, technical services business and corporate costs that have not been allocated to other business units.
Operating revenue increased primarily due to the addition of support fees for new helicopters operating in Canada of $19.2 million and an increase in operating revenue at Bristow Academy of $3.6 million resulting from an increase in military training.
Corporate operating expense primarily represents costs of our corporate office and other general and administrative costs not allocated to our business units. Operating loss increased primarily due to an increase in professional fees, information technology expense and incentive compensation during fiscal year 2014, partially offset by the increase in operating revenue. In fiscal year 2014, we recorded an impairment of inventory of $12.7 million related primarily to spare parts held for a medium aircraft model where we have decided to remove this model from our fleet over the next two fiscal years. Additionally, we recorded $1.9 million in expense related to CEO succession and $2.9 million for officer separation. The impairment of inventory, CEO succession and officer separation are excluded from adjusted EBITDAR.
During fiscal year 2014, approximately 86 pilots graduated from Bristow Academy. We hired 22 graduates as instructors at Bristow Academy and 59 graduates as pilots (mostly former instructors) into our other business units.
Gain (loss) on disposal of assets
Gain (loss) on disposal of assets decreased $8.8 million to a loss of $0.7 million for fiscal year 2014 from a gain of $8.1 million for fiscal year 2013. The loss on disposal of assets in fiscal year 2014 included a gain of $6.1 million from the sale of 46 aircraft and other equipment, partially offset by impairment charges totaling $6.8 million related to 11 held for sale aircraft. During fiscal year 2013, the gain on disposal of assets included a gain of $1.0 million from the sale of 16 aircraft and other equipment, $2.8 million in insurance recoveries and the reversal of $8.7 million of previously recorded impairment charges for four aircraft reclassified from held for sale to aircraft and equipment, partially offset by impairment charges totaling $4.4 million related to 10 held for sale aircraft.

Interest Expense, Net

	Fiscal Year Ended March 31,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Interest income	$1,720	$788	$932	118.3%
Interest expense	(40,243)	(37,839)	(2,404)	(6.4)%
Amortization of debt discount	(3,708)	(3,597)	(111)	(3.1)%
Amortization of debt fees	(15,091)	(7,604)	(7,487)	(98.5)%
Capitalized interest	14,104	6,594	7,510	113.9%
Interest expense, net	$(43,218)	$(41,658)	$(1,560)	(3.7)%
The increase in interest expense, net in fiscal year 2014 is primarily due to an increase in borrowings on our Revolving Credit Facility. Additionally, fiscal year 2014 includes the write-off of $12.7 million of deferred financing fees related to a potential financing in connection with our bid to provide SAR services in the U.K. During fiscal year 2014, we increased our borrowing capacity on our Revolving Credit Facility from $200 million to $350 million and cancelled the potential financing. Partially offsetting the increased interest expense was an increase in capitalized interest due to an increase in average construction in progress in fiscal year 2014. During fiscal year 2013, interest expense, net included the write-off of deferred financing fees related to our 7 ½% Senior Notes and 364-Day Term Loan totaling $4.7 million.
Extinguishment of debt
Extinguishment of debt includes $14.9 million in premium and fees as a result of the tender offer for and early redemption of the 7 ½% Senior Notes during fiscal year 2013.
Gain on Sale of Unconsolidated Affiliate
Gain on sale of unconsolidated affiliate includes $103.9 million in pre-tax gains related to the sale of the FB Entities during fiscal year 2014. See discussion of the FB Entities sale under “Executive Overview — Market Outlook” included elsewhere in this Annual Report.
Other Income (Expense), Net

	Fiscal Year Ended March 31,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Foreign currency losses	$(3,684)	$(1,126)	$(2,558)	(227.2)%
Other	992	249	743	*
Other income (expense), net	$(2,692)	$(877)	$(1,815)	*
___________________
*percentage change not meaningful
Other income (expense), net decreased primarily due to an increase in foreign currency losses, partially offset by a gain of $1.1 million on the sale of intellectual property during fiscal year 2014.

Taxes

	Fiscal Year Ended March 31,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Effective tax rate	23.4%	21.0%	(2.4)%	(11.4)%
Net foreign tax on non-U.S. earnings	$28,847	$23,999	$(4,848)	(20.2)%
Benefit of foreign earnings indefinitely reinvested abroad	(46,354)	(47,288)	(934)	(2.0)%
(Benefit) expense from change in tax contingency	(1,522)	187	1,709	*
Dividend inclusion as a result of internal realignment	2,625	—	(2,625)	*
Foreign statutory rate reduction	(2,944)	—	2,944	*
Benefit from foreign tax credits	(12,752)	(9,127)	3,625	39.7%
Valuation allowance	4,532	—	(4,532)	*
___________________
* percentage change not meaningful
Our effective income tax rate for fiscal year 2014 reflects $36.6 million of tax expense for the sale of the FB entities, $4.5 million of tax expense for an increase in valuation allowance and $2.6 million of tax expense related to an internal reorganization, partially offset by a $4.8 million benefit due to changes in our deferred taxes as a result of the Líder tax amnesty payment and a $2.9 million benefit due to the revaluation of our deferred taxes as a result of the enactment of a tax rate reduction in the U.K. Excluding these items, our effective tax rate was 13.7% for fiscal year 2014.
Our effective tax rate for the fiscal year 2014 and 2013 were reduced by the permanent investment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits. Our effective tax rate for fiscal year 2013 includes a benefit due to revaluation of our deferred taxes as a result of the enactment of tax rate reductions in the U.K. effective April 1, 2012 and 2013. This revaluation benefit was offset by income tax expense related to other discrete items for fiscal year 2013.
Noncontrolling Interest
Noncontrolling interest expense for fiscal year 2014 was $1.0 million compared to $1.6 million for fiscal year 2013. The decrease in noncontrolling interest expense is primarily due to a decrease in net income from our operations in Russia. See Note 3 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.
Fiscal Year 2013 Compared to Fiscal Year 2012
Set forth below is a discussion of operations of our business units. Our consolidated results are discussed under “Results of Operations” above.
Europe

	Fiscal Year Ended March 31,		Favorable (Unfavorable)
	2013	2012
	(In thousands, except percentages)
Operating revenue	$501,923	$449,854	$52,069	11.6%
Reimbursable revenue	$117,622	$109,843	$7,779	7.1%
Earnings from unconsolidated affiliates, net of losses	$10,708	$11,627	$(919)	(7.9)%
Operating income	$111,785	$94,277	$17,508	18.6%
Operating margin	22.3%	21.0%	1.3%	6.2%
Adjusted EBITDAR	$181,475	$147,870	$33,605	22.7%
Adjusted EBITDAR margin	36.2%	32.9%	3.3%	10.0%
The operations of our Europe business unit expanded during fiscal year 2013 with the addition of 12 large aircraft. These new aircraft, as well as an overall increase in activity with existing clients and from new contracts primarily in the Northern North Sea, resulted in increased operating revenue in the U.K. totaling $38.1 million and Norway totaling $47.6 million, and were the primary contributors to the revenue growth in Europe in fiscal year 2013. Additionally, gross revenue was positively impacted by an increase in reimbursable revenue of $7.8 million. These increases were partially offset by the impact of changes in exchange rates that decreased gross revenue by $9.6 million and the loss of a contract in the Southern North Sea that resulted in a $21.3 million decrease in revenue.
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
West Africa

	Fiscal Year Ended March 31,		Favorable (Unfavorable)
	2013	2012
	(In thousands, except percentages)
Operating revenue	$282,150	$246,349	$35,801	14.5%
Reimbursable revenue	$14,783	$11,909	$2,874	24.1%
Operating income	$70,315	$63,768	$6,547	10.3%
Operating margin	24.9%	25.9%	(1.0)%	(3.9)%
Adjusted EBITDAR	$88,780	$86,158	$2,622	3.0%
Adjusted EBITDAR margin	31.5%	35.0%	(3.5)%	(10.0)%
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
North America

	Fiscal Year Ended March 31,		Favorable (Unfavorable)
	2013	2012
	(In thousands, except percentages)
Operating revenue	$225,248	$176,545	$48,703	27.6%
Reimbursable revenue	$1,149	$1,272	$(123)	(9.7)%
Earnings from unconsolidated affiliates, net of losses	$(736)	$—	$(736)	*
Operating income	$27,538	$8,378	$19,160	228.7%
Operating margin	12.2%	4.7%	7.5%	159.6%
Adjusted EBITDAR	$57,864	$30,609	$27,255	89.0%
Adjusted EBITDAR margin	25.7%	17.3%	8.4%	48.6%
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
Australia

	Fiscal Year Ended March 31,		Favorable (Unfavorable)
	2013	2012
	(In thousands, except percentages)
Operating revenue	$158,803	$148,268	$10,535	7.1%
Reimbursable revenue	$27,949	$14,921	$13,028	87.3%
Operating income	$25,283	$19,840	$5,443	27.4%
Operating margin	15.9%	13.4%	2.5%	18.7%
Adjusted EBITDAR	$43,001	$36,026	$6,975	19.4%
Adjusted EBITDAR margin	27.1%	24.3%	2.8%	11.5%
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
Other International

	Fiscal Year Ended March 31,		Favorable (Unfavorable)
	2013	2012
	(In thousands, except percentages)
Operating revenue	$132,088	$141,504	$(9,416)	(6.7)%
Reimbursable revenue	$574	$4,089	$(3,515)	(86.0)%
Earnings from unconsolidated affiliates, net of losses	$15,098	$(956)	$16,054	*
Operating income	$45,201	$36,343	$8,858	24.4%
Operating margin	34.2%	25.7%	8.5%	33.1%
Adjusted EBITDAR	$61,495	$55,960	$5,535	9.9%
Adjusted EBITDAR margin	46.6%	39.5%	7.1%	18.0%
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
Corporate and Other

	Fiscal Year Ended March 31,		Favorable (Unfavorable)
	2013	2012
	(In thousands, except percentages)
Operating revenue	$46,140	$38,447	$7,693	20.0%
Reimbursable revenue	$2,381	$542	$1,839	*
Operating loss	$(64,046)	$(75,170)	$11,124	14.8%
Adjusted EBITDAR	$(51,649)	$(37,135)	$(14,514)	(39.1)%
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
Gain (loss) on disposal of assets
Gain (loss) on disposal of assets increased $39.7 million, to a gain of $8.1 million, for fiscal year 2013 from a loss of $31.7 million for fiscal year 2012. During fiscal year 2013, the gain on disposal of assets included a gain of $1.0 million from the sale of 15 aircraft and other equipment, $2.8 million in insurance recoveries and the reversal of $8.7 million of previously recorded impairment charges for four aircraft reclassified from held for sale to aircraft and equipment, partially offset by impairment charges totaling $4.4 million related to 10 held for sale aircraft. During fiscal year 2012, the loss on disposal of assets included $26.3 million in impairment charges to reduce the carrying value of 19 aircraft held for sale, $3.3 million in losses on the disposal of 29 aircraft and other equipment, $1.1 million for the disposal of the fixed wing aircraft damaged in an incident upon landing, and $1.0 million for inventory sold in Mexico.
Interest Expense, Net

	Fiscal Year Ended March 31,		Favorable (Unfavorable)
	2013	2012
	(In thousands, except percentages)
Interest income	$788	$560	$228	40.7%
Interest expense	(37,839)	(37,950)	111	0.3%
Amortization of debt discount	(3,597)	(3,380)	(217)	(6.4)%
Amortization of debt fees	(7,604)	(1,766)	(5,838)	(330.6)%
Capitalized interest	6,594	4,966	1,628	32.8%
Interest expense, net	$(41,658)	$(37,570)	$(4,088)	(10.9)%
Interest expense, net increased due to the write-off of deferred financing fees related to our 7 ½% Senior Notes and 364-Day Credit Agreement which provided for the $225 million term loan (the “364-Day Term Loan”) totaling $4.7 million, partially offset by lower average borrowings on our Revolving Credit Facility in fiscal year 2013 and an increase in capitalized interest.

Extinguishment of Debt
Extinguishment of debt includes $14.9 million in redemption premium and fees as a result of the early redemption of the 7 ½% Senior Notes during fiscal year 2013.
Other Income (Expense), Net

	Fiscal Year Ended March 31,		Favorable (Unfavorable)
	2013	2012
	(In thousands, except percentages)
Foreign currency (losses) gains	$(1,126)	$379	$(1,505)	*
Other	249	867	(618)	(71.3)%
Other income (expense), net	$(877)	$1,246	$(2,123)	(170.4)%
___________________
* percentage change not meaningful
Other income (expense), net decreased due to foreign currency losses in fiscal year 2013 compared to foreign currency gains in fiscal year 2012, primarily resulting from fluctuations in exchange rates.
Taxes

	Fiscal Year Ended March 31,		Favorable (Unfavorable)
	2013	2012
	(In thousands, except percentages)
Effective tax rate	21.0%	17.9%	(3.1)%	(17.3)%
Net foreign tax on non-U.S. earnings	$23,999	$16,231	$(7,768)	(47.9)%
Benefit of foreign earnings indefinitely reinvested abroad	(47,288)	(20,852)	26,436	126.8%
(Benefit) expense from change in tax contingency	187	(10,190)	(10,377)	*
Dividend inclusion as a result of internal realignment	—	13,222	13,222	*
Benefit from change to foreign tax credits	—	(11,992)	(11,992)	*
Release of deferred tax liability due to restructuring	(9,127)	—	9,127	*
___________________
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

Liquidity and Capital Resources
Cash Flows
Operating Activities
Net cash provided by operating activities totaled $232.1 million, $266.8 million and $231.3 million during fiscal years 2014, 2013 and 2012, respectively. Changes in non-cash working capital generated $19.9 million, $21.1 million and $13.7 million in cash flows during fiscal years 2014, 2013 and 2012, respectively. During fiscal years 2014 and 2012, equity earnings from unconsolidated affiliates were $1.6 million and $5.5 million below dividends received, respectively, and during fiscal year 2013, equity earnings from unconsolidated affiliates was $9.2 million in excess of dividends received. During fiscal years 2014, 2013 and 2012, we pre-funded fiscal years 2015, 2014 and 2013 employer contributions for our U.K. pension plans, resulting in decreases in operating cash flow of $20.8 million, $19.0 million and $16.6 million, respectively. The decrease in net cash flows provided by operating activities during fiscal year 2014 compared to fiscal year 2013 is primarily due to an increase in income tax paid of $35.0 million primarily due to the sale of the FB Entities, as well as approximately $10 million in cash payments related to the U.K. SAR contract award and annual compensation payments. Also, in fiscal year 2013, we paid $12.7 million in fees related to a potential financing in connection with our bid to provide SAR services in the U.K. In April 2013, we increased our borrowing capacity on our Revolving Credit Facility from $200 million to $350 million and cancelled the potential financing.
Investing Activities
Cash flows used in investing activities were $266.3 million, $307.8 million and $88.8 million for fiscal years 2014, 2013 and 2012, respectively, primarily for capital expenditures as follows:

	Fiscal Year Ended March 31,
	2014	2013	2012
Number of aircraft delivered:
Medium	10	2	1
Large	11	17	9
Fixed wing	—	—	1
Total aircraft	21	19	11
Capital expenditures (in thousands):
Aircraft and related equipment	$563,724	$504,329	$304,484
Other	64,889	67,096	21,936
Total capital expenditures	$628,613	$571,425	$326,420
In addition to these capital expenditures, investing cash flows were impacted by the following items during the last three fiscal years:
Fiscal Year 2014 — During fiscal year 2014, we received proceeds of $43.6 million primarily from the sale or disposal of 32 aircraft and certain other equipment and received $246.4 million for the sale of 14 aircraft which we subsequently leased back. Additionally, we sold our 50% interest in the FB Entities for $112.2 million. Bristow Helicopters acquired a 60% interest in Eastern Airways for $39.9 million, net of cash received.
Fiscal Year 2013 — During fiscal year 2013, we received proceeds of $59.0 million primarily from the sale or disposal of 16 aircraft and certain other equipment and $255.8 million for the sale of 11 large aircraft which we subsequently leased back. Also, we paid $255.5 million (including $5.5 million for transaction costs) for the investment in certain aircraft, facilities and inventory used by Cougar in its operations and 40 Class B shares in Cougar. Of this $255.5 million amount, $190.9 million was for aircraft and facilities included in the table above, $13.4 million was for inventory and other current assets included in operating cash flows and $51.2 million was for our investment in Class B shares of Cougar. For further details, see Note 3 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.
Fiscal Year 2012 — During fiscal year 2012, we received $58.2 million in proceeds from the disposal of 29 aircraft and certain other equipment. Also, we received $10.4 million in insurance recoveries and $171.2 million for the sale of nine existing and in-construction aircraft that we subsequently leased back. Additionally, we invested $2.4 million of transaction costs related to Cougar.

Financing Activities
We generated cash from financing activities of $10.2 million and $4.3 million during fiscal years 2014 and 2012, respectively, and used cash in financing activities of $13.0 million during fiscal year 2013.
During fiscal year 2014, we received $528.6 million from borrowings on our Revolving Credit Facility and $15.4 million in proceeds from the issuance of Common Stock issued upon exercise of stock options. During fiscal year 2014, cash was used for the repayment of debt totaling $512.5 million, payment of deferred financing fees totaling $15.5 million, payment of dividends on our Common Stock totaling $36.3 million and repurchase of our Common Stock totaling $77.7 million. Additionally, during fiscal year 2014, we received $106.1 million for progress payments we had made on aircraft under construction and assigned any future payments due on these construction agreements to the purchaser and we paid $6.0 million for Cougar first year earn-out as Cougar achieved agreed performance targets.
During fiscal year 2013, we received $225.0 million from borrowings under our 364-Day Credit Agreement, $450.0 million in proceeds from the issuance of our 6 ¼% Senior Notes and $15.3 million in proceeds from the issuance of our Common Stock upon exercise of stock options. We used $663.9 million for the repayment of debt and debt redemption premiums (including $364.9 million for early redemption of our 7 1/2% Senior Notes and $225.0 million for the repayment of our 364-Day Credit Facility), $28.7 million for payment of dividends on our Common Stock, $10.3 million for debt issuance costs and $1.2 million for the repurchase of our Common Stock.
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
Future Cash Requirements
Debt Obligations
Total debt as of March 31, 2014 was $841.3 million, of which $14.2 million was classified as current. Our significant debt maturities relate to our $450 million 6 ¼% Senior Notes, $250 million Term Loan and $115 million 3% Convertible Senior Notes, which mature in calendar years 2022, 2019 and 2038 (with the first put date for the Convertible Senior Notes in calendar year 2015), respectively.
See further discussion of outstanding debt as of March 31, 2014 and our debt issuances and our debt redemptions in Note 5 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.
Pension Obligations
As of March 31, 2014, we had recorded on our balance sheet a $86.8 million pension liability related to the Bristow Helicopters Limited, Bristow International Aviation (Guernsey) Limited and Bristow Norway pension plans. The liability represents the excess of the present value of the defined benefit pension plan liabilities over the fair value of plan assets that existed at that date. The minimum funding rules of the U.K. require the employer to agree to a funding plan with the plans’ trustee (the “Trustee”) for securing that the pension plan has sufficient and appropriate assets to meet its technical provisions liabilities. In addition, where there is a shortfall in assets against this measure, we are required to make scheduled contributions in amounts sufficient to bring the plan up to 100% funded as quickly as can be reasonably afforded. We pre-funded the employer deficit recovery contributions for the main U.K. pension plan for fiscal years 2015, 2014 and 2013 in fiscal years 2014, 2013 and 2012 in the amount of £12.5 million ($20.8 million), £12.5 million ($19.0 million), and £10.4 million ($16.6 million), respectively. Under U.K. legislation, an actuarial valuation must be carried out at least once every three years with interim reports for intervening years. The next tri-annual valuation, effective April 1, 2013, is currently in the latter stages of completion. The Bristow Norway pension plan will require contributions of approximately NOK 166.7 million ($27.8 million) in total for fiscal years 2015 through 2024. See further discussion of our pension plans in Note 10 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.
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

The following tables summarize our significant contractual obligations and other commercial commitments on an undiscounted basis as of March 31, 2014 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings as of March 31, 2014. Additional details regarding these obligations are provided in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

	Payments Due by Period
		Fiscal Year Ending March 31,
	Total	2015	2016 - 2017	2018 - 2019	2020 and beyond
	(In thousands)
Contractual obligations:
Long-term debt and short-term borrowings:
Principal (1)	$846,960	$14,207	$41,897	$56,814	$734,042
Interest (2)	428,786	38,565	75,435	131,271	183,515
Aircraft operating leases (3)	420,701	94,796	171,309	110,220	44,376
Other operating leases (4)	74,706	9,482	14,386	10,939	39,899
Pension obligations (5)	181,189	29,143	59,250	39,780	53,016
Aircraft purchase obligations (6)	707,477	480,459	227,018	—	—
Other purchase obligations (7)	55,042	55,019	23	—	—
Total contractual cash obligations	$2,714,861	$721,671	$589,318	$349,025	$1,054,847
Other commercial commitments:
Letters of credit	$2,720	$1,312	$1,408	$—	$—
Contingent consideration (8)	44,004	8,000	32,669	3,335	—
Other commitments (9)	46,000	46,000	—	—	—
Total commercial commitments	$92,724	$55,312	$34,077	$3,335	$—
_________________

(1)	Excludes unamortized discount of $5.1 million and $0.6 million on the 3% Convertible Senior Notes and Term Loan, respectively.

(2)	Interest payments for variable interest debt are based on interest rates as of March 31, 2014.

(3)
Represents separate operating leases for aircraft. During fiscal year 2014, we entered into 14 new aircraft operating leases from sale leasebacks. For further details, see Note 4 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

(4)	Represents minimum rental payments required under non-aircraft operating leases that have initial or remaining non-cancelable lease terms in excess of one year.

(5)
Represents expected funding for pension benefits in future periods. These amounts are undiscounted and are based on the expectation that the U.K. and Norway pensions will be fully funded in approximately four and three years, respectively. As of March 31, 2014, we had recorded on our balance sheet an $86.8 million pension liability associated with these obligations. The timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustees.

(6)	For further details on our aircraft purchase obligations, see Note 8 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

(7)
Other purchase obligations primarily represent unfilled purchase orders for aircraft parts and commitments associated with upgrading facilities at our bases and non-cancelable power-by-the-hour commitments.

(8)
The Cougar purchase agreement includes a potential earn-out of $40 million payable over three years based on Cougar achieving certain agreed performance targets. During fiscal year 2014, the first year earn-out payment of $6.0 million was paid as Cougar achieved agreed performance targets. The fair value of the earn-out is $31.3 million as of March 31, 2014 and is included in other accrued liabilities and other liabilities and deferred credits on our consolidated balance sheet. See Notes 3 and 6 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report. The Eastern Airways purchase agreement includes a potential earn-out of £6 million ($10 million) over a three year period. The earn-out consideration will be included as general and administrative expense in our consolidated statements of income as earned.

(9)
In connection with the Bristow Norway acquisition in fiscal year 2011, we granted the former partner in this joint venture an option that if exercised would require us to acquire up to five aircraft at fair value upon the expiration of the lease terms for such aircraft. One of the options was exercised in December 2009 and two of the options expired. The remaining aircraft leases expire in June and August 2014.

Financial Condition and Sources of Liquidity
The following table summarizes our capital structure and sources of liquidity as of March 31, 2014 and 2013 (in thousands):

	March 31,
	2014	2013
Capital structure:
6 ¼% Senior Notes due 2022	$450,000	$450,000
Term Loan	226,604	230,625
3% Convertible Senior Notes due 2038	109,904	106,196
Revolving Credit Facility	24,000	—
Eastern Airways debt	29,911	—
Other debt	883	448
Total debt	841,302	787,269
Stockholders’ investment	1,756,586	1,610,957
Total capital	$2,597,888	$2,398,226
Liquidity:
Cash	$204,341	$215,623
Undrawn borrowing capacity on Revolving Credit Facility (1)	325,515	199,365
Total liquidity	$529,856	$414,988
Adjusted debt to equity ratio (2)	76.4%	75.6%
_______________

(1)	Letters of credit in the amount of $0.5 million and $0.6 million were outstanding as of March 31, 2014 and 2013, respectively.

(2)
Adjusted debt includes the net present value of operating leases totaling $411.6 million and $301.9 million, respectively, letters of credit, bank guarantees and financial guarantees totaling $2.7 million and $2.6 million, respectively, and the unfunded pension liability totaling $86.8 million and $126.6 million, respectively, as of March 31, 2014 and 2013. Adjusted debt to equity ratio is a non-GAAP financial measure that management believes provides meaningful supplemental information regarding our financial position.

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
We expect that our cash on deposit as of March 31, 2014 of $204.3 million, cash flow from operations and proceeds from aircraft sales, as well as available borrowing capacity under our Revolving Credit Facility, will be sufficient to satisfy our capital commitments, including our remaining aircraft purchase commitments to service our oil and gas clients and remaining anticipated capital requirements in connection with our U.K. SAR contract of $1.0 billion as of March 31, 2014. The available borrowing capacity under our Revolving Credit Facility was of $325.5 million as of March 31, 2014. While we plan to continue to be disciplined concerning future capital commitments, we also intend to continue managing our capital structure and liquidity position with external financings as needed. Our strategy will involve funding our short-term liquidity requirements with borrowings under our Revolving Credit Facility and funding our long-term financing needs, while maintaining a prudent capital structure, among the following alternatives: operating leases, bank debt, private and public debt and/or equity offerings and export credit agency-supported financings.
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
We maintain reserves for estimated income tax exposures in jurisdictions of operation. The expenses reported for these taxes, including our annual tax provision, include the effect of reserve provisions and changes to reserves that we consider appropriate, as well as related interest. Tax exposure items primarily include potential challenges to intercompany pricing, disposition transactions and the applicability or rate of various withholding taxes. These exposures are resolved primarily through the settlement of audits within these tax jurisdictions or by judicial means, but can also be affected by changes in applicable tax law or other factors, which could cause us to conclude that a revision of past estimates is appropriate. We believe that an appropriate liability has been established for estimated exposures. However, actual results may differ materially from these estimates. We review these liabilities quarterly. During fiscal years 2014 and 2012, we had net reversals of reserves for estimated tax exposures of $1.5 million and $10.2 million, respectively, and during fiscal year 2013 we had net accruals of reserves for estimated tax exposures of $0.1 million. We recognize interest and penalties accrued related to unrecognized tax benefits as a component of our provision for income taxes. As of March 31, 2014 and 2013, we had $0.2 million and $1.7 million, respectively, of unrecognized tax benefits, all of which would have an impact on our effective tax rate, if recognized.
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
Judgment is required in determining whether deferred tax assets will be realized in full or in part. When it is estimated to be more-likely-than-not that all or some portion of specific deferred tax assets, such as foreign tax credit carryovers or net operating loss carry forwards, will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are estimated to not be realizable. As of March 31, 2014, we have established deferred tax assets for foreign taxes we expect to be realizable. Our ability to realize the benefit of our deferred tax assets requires that we achieve certain future earnings levels prior to the expiration of our foreign tax credit carryforwards. In the event that our earnings performance projections or future financial conditions do not indicate that we will be able to benefit from our deferred tax assets, valuation allowances would be established following the “more likely than not” criteria. We periodically evaluate our ability to utilize our deferred tax assets and, in accordance with accounting guidance related to accounting for income taxes, will record any resulting adjustments that may be required to deferred income tax expense in the period for which an existing estimate changes. If our facts or financial results were to change, thereby impacting the likelihood of establishing and then realizing the deferred tax assets, judgment would have to be applied to determine changes to the amount of the valuation allowance in any given period. Such changes could result in either a decrease or an increase in our provision for income taxes, depending on whether the change in judgment resulted in an increase or a decrease to the valuation allowance. We continually evaluate strategies that could allow for the future utilization of our deferred tax assets.
We have not provided for U.S. deferred taxes on the unremitted earnings of certain foreign subsidiaries as of March 31, 2014 that are indefinitely reinvested abroad of $679.3 million. Should we make a distribution from the unremitted earnings of these subsidiaries, we could be required to record additional taxes. At the current time, a determination of the amount of unrecognized deferred tax liability is not practical.
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
Property and Equipment
Our net property and equipment represents 67% percent of our total assets as of March 31, 2014. We determine the carrying value of these assets based on our property and equipment accounting policies, which incorporate our estimates, assumptions, and judgments relative to capitalized costs, useful lives and salvage values of our assets.
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

Foreign Currency Risk
Through our foreign operations, we are exposed to currency fluctuations and exchange rate risks. The majority of our revenue and expense from our North Sea operations are in British pound sterling. Approximately 27% of our gross revenue for fiscal year 2014 was translated for financial reporting purposes from British pound sterling into U.S. dollars. In addition, some of our contracts to provide services internationally provide for payment in foreign currencies. Our foreign exchange rate risk is even greater when our revenue is denominated in a currency different from the associated costs. We attempt to minimize our foreign exchange rate exposure by contracting the majority of our services other than our North Sea operations in U.S. dollars. As a result, a strong U.S. dollar may increase the local cost of our services that are provided under U.S. dollar denominated contracts, which may reduce the demand for our services in certain foreign countries. Except as described below, we do not enter into hedging transactions to protect against foreign exchange risks related to our revenue.
Throughout fiscal years 2014, 2013 and 2012, our primary foreign currency exposure has been to the British pound sterling, the euro, the Australian dollar and the Nigerian naira. The value of these currencies has fluctuated relative to the U.S. dollar as indicated in the following table:

	Fiscal Years Ended March 31,
	2014	2013	2012
One British pound sterling into U.S. dollars
High	1.68	1.63	1.66
Average	1.59	1.58	1.59
Low	1.48	1.49	1.53
At period-end	1.67	1.52	1.60
One euro into U.S. dollars
High	1.39	1.37	1.49
Average	1.34	1.29	1.38
Low	1.28	1.21	1.27
At period-end	1.38	1.28	1.33
One Australian dollar into U.S. dollars
High	1.07	1.06	1.10
Average	0.93	1.03	1.04
Low	0.87	0.97	0.94
At period-end	0.93	1.04	1.04
One Nigerian naira into U.S. dollars
High	0.0065	0.0065	0.0068
Average	0.0063	0.0064	0.0064
Low	0.0061	0.0061	0.0061
At period-end	0.0061	0.0064	0.0064
_______________
Source: Bank of England and Oanda.com

Our earnings from unconsolidated affiliates are also affected by the impact of changes in foreign currency exchange rates on the reported results of our unconsolidated affiliates. Earnings from unconsolidated affiliates were decreased by $3.9 million, $3.9 million and $8.1 million during fiscal years 2014, 2013 and 2012, respectively, as a result of the impact of changes in foreign currency exchange rates on the results of our unconsolidated affiliates, primarily the impact of changes in the Brazilian real and the U.S. dollar exchange rate on results for our affiliate in Brazil. The value of the Brazilian real has fluctuated relative to the U.S. dollar as indicated in the following table:

	Fiscal Years Ended March 31,
	2014	2013	2012
One Brazilian real into U.S. dollars
High	0.5123	0.5488	0.6511
Average	0.4471	0.4985	0.5921
Low	0.4093	0.4685	0.5304
At period-end	0.4432	0.4953	0.5490
_______________
Source: Oanda.com
A hypothetical 10% strengthening or weakening in the average U.S. dollar relative to other currencies would have affected our revenue, operating expense and income before provision for income taxes for fiscal year 2014 as follows:

	British pound sterling	Euro	Australian dollar	Nigerian Naira
Revenue	3.8%	0.2%	1.1%	0.1%
Operating expense	2.7%	0.6%	1.2%	0.8%
Income before provision for income taxes	5.9%	(1.1)%	0.5%	(2.2)%
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
In the past three fiscal years, our stockholders’ investment has increased by $11.8 million as a result of translation adjustments. Changes in exchange rates could cause significant changes in our financial position and results of operations in the future.
As a result of the changes in exchange rates, we recorded foreign currency losses of $3.7 million and $1.1 million during fiscal years 2014 and 2013, respectively, and foreign currency gains of $0.4 million during fiscal year 2012.
We estimate that the fluctuation of these currencies versus the prior fiscal year had the following effect on our financial condition and results of operations, net of the effect of the derivative contracts discussed below (in thousands):

Fiscal Year Ended March 31, 2014
Revenue	$(15,859)
Operating expense	13,964
Earnings from unconsolidated affiliates, net of losses	72
Non-operating expense	(2,401)
Income before provision for income taxes	(4,224)
Provision from income taxes	970
Net income	(3,254)
Cumulative translation adjustment	18,729
Total stockholders’ investment	$15,475
A hypothetical 10% decrease in the value of the foreign currencies in which our business is denominated relative to the U.S. dollar as of March 31, 2014 would result in a $21.2 million decrease in the fair value of our net monetary assets denominated in currencies other than U.S. dollars.

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
Interest Rate Risk
As of March 31, 2014, we had $841.3 million of debt outstanding, of which $256.5 million carried a variable rate of interest. The market value of our fixed rate debt fluctuates with changes in interest rates. The fair value of our financial instruments has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on quoted market prices. The carrying and fair values of our long-term debt, including the current portion, were as follows (in thousands):

	March 31,
	2014		2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
6 ¼% Senior Notes	$450,000	$477,000	$450,000	$484,875
Term Loan	226,604	226,604	230,625	230,625
3% Convertible Senior Notes	109,904	142,382	106,196	131,819
Revolving Credit Facility	24,000	24,000	—	—
Eastern Airways debt	29,911	29,911	—	—
Other debt	883	883	448	448
	$841,302	$900,780	$787,269	$847,767
If prevailing market interest rates had been 1% higher as of March 31, 2014, and all other factors affecting our debt remained the same, the fair value of the 6 ¼% Senior Notes and the 3% Convertible Senior Notes would have decreased by $53.4 million or 8.6%. Under comparable sensitivity analysis as of March 31, 2013, the fair value of the 6 ¼% Senior Notes and 3% Convertible Senior Notes would have decreased by $55.1 million or 8.9%.

Item 8. Consolidated Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Bristow Group Inc.:
We have audited the accompanying consolidated balance sheets of Bristow Group Inc. (“the Company”) and subsidiaries as of March 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ investment, and cash flows for each of the years in the three-year period ended March 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bristow Group Inc. and subsidiaries as of March 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 21, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Houston, Texas
May 21, 2014

BRISTOW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended March 31,
	2014	2013	2012
	(In thousands, except per share amounts)
Gross revenue:
Operating revenue from non-affiliates	$1,423,653	$1,290,284	$1,170,299
Operating revenue from affiliates	92,673	53,731	28,928
Reimbursable revenue from non-affiliates	153,180	164,184	142,088
Reimbursable revenue from affiliates	76	274	488
	1,669,582	1,508,473	1,341,803

Operating expense:
Direct cost	1,041,575	900,378	810,728
Reimbursable expense	144,557	157,416	136,922
Impairment of inventories	12,669	—	25,919
Depreciation and amortization	95,977	96,284	96,144
General and administrative	199,814	163,389	135,333
	1,494,592	1,317,467	1,205,046

Gain (loss) on disposal of assets	(722)	8,068	(31,670)
Earnings from unconsolidated affiliates, net of losses	12,709	25,070	10,679

Operating income	186,977	224,144	115,766
Interest income	1,720	788	560
Interest expense	(44,938)	(42,446)	(38,130)
Extinguishment of debt	—	(14,932)	—
Gain on sale of unconsolidated affiliate	103,924	—	—
Other income (expense), net	(2,692)	(877)	1,246
Income before provision for income taxes	244,991	166,677	79,442
Provision for income taxes	(57,212)	(35,002)	(14,201)
Net income	187,779	131,675	65,241
Net income attributable to noncontrolling interests	(1,042)	(1,573)	(1,711)
Net income attributable to Bristow Group	$186,737	$130,102	$63,530

Earnings per common share:
Basic	$5.15	$3.61	$1.76
Diluted	$5.09	$3.57	$1.73

Cash dividends declared per common share	$1.00	$0.80	$0.60
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended March 31,
	2014	2013	2012
	(In thousands)
Net income	$187,779	$131,675	$65,241
Other comprehensive income:
Currency translation adjustments	18,729	(11,982)	905
Pension liability adjustment, net of tax (benefit) provision of $(10.4) million, $10.0 million and $3.4 million, respectively	23,367	(28,462)	(27,877)
Unrealized loss on cash flow hedges, net of tax benefit of zero, zero and $1.5 million, respectively	—	—	(2,150)
Total comprehensive income	229,875	91,231	36,119

Net income attributable to noncontrolling interests	(1,042)	(1,573)	(1,711)
Currency translation adjustments attributable to noncontrolling interests	1,081	—	—
Total comprehensive income attributable to noncontrolling interests	39	(1,573)	(1,711)
Total comprehensive income attributable to Bristow Group	$229,914	$89,658	$34,408
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2014	2013
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$204,341	$215,623
Accounts receivable from non-affiliates	292,650	254,520
Accounts receivable from affiliates	4,793	8,261
Inventories	137,463	153,969
Assets held for sale	29,276	8,290
Prepaid expenses and other current assets	53,084	35,095
Total current assets	721,607	675,758
Investment in unconsolidated affiliates	262,615	272,123
Property and equipment – at cost:
Land and buildings	145,973	108,593
Aircraft and equipment	2,646,150	2,306,054
	2,792,123	2,414,647
Less – Accumulated depreciation and amortization	(523,372)	(493,575)
	2,268,751	1,921,072
Goodwill	56,680	28,897
Other assets	88,604	52,842
Total assets	$3,398,257	$2,950,692
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$89,818	$69,821
Accrued wages, benefits and related taxes	71,192	56,084
Income taxes payable	13,588	11,659
Other accrued taxes	9,302	7,938
Deferred revenue	31,157	21,646
Accrued maintenance and repairs	17,249	15,391
Accrued interest	16,157	14,249
Other accrued liabilities	45,853	20,714
Deferred taxes	12,372	—
Short-term borrowings and current maturities of long-term debt	14,207	22,323
Deferred sale leaseback advance	136,930	—
Total current liabilities	457,825	239,825
Long-term debt, less current maturities	827,095	764,946
Accrued pension liabilities	86,823	126,647
Other liabilities and deferred credits	78,126	57,196
Deferred taxes	169,519	151,121
Commitments and contingencies (Note 8)
Temporary equity	22,283	—
Stockholders’ investment:
Common stock, $.01 par value, authorized 90,000,000; outstanding: 35,708,469 and 36,150,639 shares (exclusive of 1,291,441 and1,291,741 treasury shares, respectively)	373	367
Additional paid-in capital	762,813	731,883
Retained earnings	1,245,220	1,094,803
Accumulated other comprehensive loss	(156,506)	(199,683)
Treasury shares, at cost (1,595,479 and 551,604 shares, respectively)	(103,965)	(26,304)
Total Bristow Group stockholders’ investment	1,747,935	1,601,066
Noncontrolling interests	8,651	9,891
Total stockholders’ investment	1,756,586	1,610,957
Total liabilities and stockholders’ investment	$3,398,257	$2,950,692
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$187,779	$131,675	$65,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,977	96,284	96,144
Deferred income taxes	5,465	(8,587)	(16,288)
Write-off of deferred financing fees	12,733	4,642	—
Discount amortization on long-term debt	3,708	3,597	3,380
(Gain) loss on disposal of assets	722	(8,068)	31,670
Gain on sale of unconsolidated affiliate	(103,924)	—	—
Impairment of inventories	12,669	—	25,919
Extinguishment of debt	—	14,932	—
Stock-based compensation	15,433	11,869	11,510
Equity in earnings from unconsolidated affiliates less than (in excess of) dividends received	1,629	(9,244)	5,486
Tax benefit related to stock-based compensation	(5,723)	(500)	(354)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	3,647	(2,739)	(12,847)
Inventories	12,824	(1,340)	7,364
Prepaid expenses and other assets	(3,149)	(39,269)	1,926
Accounts payable	(5,154)	25,654	2,675
Accrued liabilities	11,697	38,790	14,607
Other liabilities and deferred credits	(14,239)	9,068	(5,086)
Net cash provided by operating activities	232,094	266,764	231,347
Cash flows from investing activities:
Capital expenditures	(628,613)	(571,425)	(326,420)
Deposits on assets held for sale	—	—	200
Acquisitions, net of cash received	(39,850)	—	—
Proceeds from sale of unconsolidated affiliate	112,210	—	—
Proceeds from asset dispositions	289,951	314,847	239,843
Investment in unconsolidated affiliates	—	(51,179)	(2,378)
Net cash used in investing activities	(266,302)	(307,757)	(88,755)
Cash flows from financing activities:
Proceeds from borrowings	533,064	675,449	159,993
Payment of contingent consideration	(6,000)	—	—
Debt issuance costs	(15,523)	(10,344)	(871)
Repayment of debt and debt redemption premiums	(512,492)	(663,921)	(113,419)
Proceeds from assignment of aircraft purchase agreements	106,113	—	—
Partial prepayment of put/call obligation	(57)	(63)	(63)
Acquisition of noncontrolling interest	(2,078)	—	(262)
Repurchase of common stock	(77,661)	(1,219)	(25,085)
Common stock dividends paid	(36,320)	(28,734)	(21,616)
Issuance of common stock	15,398	15,289	5,293
Tax benefit related to stock-based compensation	5,723	500	354
Net cash provided by (used in) financing activities	10,167	(13,043)	4,324
Effect of exchange rate changes on cash and cash equivalents	12,759	8,109	(1,727)
Net increase (decrease) in cash and cash equivalents	(11,282)	(45,927)	145,189
Cash and cash equivalents at beginning of period	215,623	261,550	116,361
Cash and cash equivalents at end of period	$204,341	$215,623	$261,550
Supplemental disclosure of non-cash investing activities:
Aircraft received for payment on accounts receivable	$—	$8,300	$—
Contingent liability for investment in unconsolidated affiliate	$—	$34,245	$—
Deferred sale leaseback advance	$60,194	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT
(In thousands, except share amounts)

	Total Bristow Group Stockholders’ Investment
	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income Loss	Treasury Stock	Non- Controlling Interests	Total Stockholders’ Investment
March 31, 2011	$363	36,311,143	$689,795	$951,660	$(130,117)	$—	$7,074	$1,518,775
Issuance of common stock	—	220,679	13,833	—	—	—	—	13,833
Correction of historical shares outstanding	—	(249,610)	—	—	—	—	—	—
Acquisition of noncontrolling interest	—	—	—	(139)	—	—	(100)	(239)
Repurchases of common stock	—	(526,895)	—	—	—	(25,085)	—	(25,085)
Common stock dividends	—	—	—	(21,616)	—	—	—	(21,616)
Currency translation adjustments	—	—	—	—	—	—	37	37
Net income	—	—	—	63,530	—	—	1,711	65,241
Other comprehensive income	—	—	—	—	(29,122)	—	—	(29,122)
March 31, 2012	363	35,755,317	703,628	993,435	(159,239)	(25,085)	8,722	1,521,824
Issuance of common stock	4	420,031	28,255	—	—	—	—	28,259
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(63)	(63)
Repurchases of common stock	—	(24,709)	—	—	—	(1,219)	—	(1,219)
Common stock dividends	—	—	—	(28,734)	—	—	—	(28,734)
Currency translation adjustments	—	—	—	—	—	—	(341)	(341)
Net income	—	—	—	130,102	—	—	1,573	131,675
Other comprehensive loss	—	—	—	—	(40,444)	—	—	(40,444)
March 31, 2013	367	36,150,639	731,883	1,094,803	(199,683)	(26,304)	9,891	1,610,957
Issuance of common stock	6	601,405	33,008	—	—	—	—	33,014
Correction of historical shares outstanding	—	300	—	—	—	—	—	—
Acquisition of noncontrolling interests	—	—	(2,078)	—	—	—	—	(2,078)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(57)	(57)
Repurchases of common stock	—	(1,043,875)	—	—	—	(77,661)	—	(77,661)
Common stock dividends	—	—	—	(36,320)	—	—	—	(36,320)
Currency translation adjustments (1)	—	—	—	—	—	—	(1,554)	(1,554)
Net income (2)	—	—	—	186,737	—	—	371	187,108
Other comprehensive income	—	—	—	—	43,177	—	—	43,177
March 31, 2014	$373	35,708,469	$762,813	$1,245,220	$(156,506)	$(103,965)	$8,651	$1,756,586
_________________
(1) Currency translation adjustments attributable to noncontrolling interests excluded $0.5 million allocable to temporary equity.
(2) Net income attributable to noncontrolling interests excluded $0.7 million allocable to temporary equity.
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Operations
Bristow Group Inc., a Delaware corporation (together with its consolidated entities, unless the context requires otherwise, “Bristow Group”, the “Company”, “we”, “us”, or “our”), is the leading provider of helicopter services to the worldwide offshore energy industry based on the number of aircraft operated and one of two helicopter service providers to the offshore energy industry with global operations. With a fleet of 494 aircraft as of March 31, 2014, including 131 held by unconsolidated affiliates, Bristow Group and its affiliates conduct major transportation operations in the North Sea, Nigeria and the U.S. Gulf of Mexico, and in most of the other major offshore energy regions of the world, including Australia, Brazil, Canada, Russia and Trinidad. We and our affiliates provide private sector search and rescue (“SAR”) services in Australia, Canada, Norway, Russia and Trinidad, and began providing public sector SAR services in North Scotland on behalf of the Maritime & Coastguard Agency in June 2013. In March 2013, we were awarded a new contract to provide SAR services for all of the U.K. (the “U.K. SAR contract”). Certain of our affiliates also provide charter and scheduled services targeting U.K. oil and gas industry transport, helicopter military training and helicopter flight training.
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
Effective February 6, 2014, we began consolidating Eastern Airways International Limited (“Eastern Airways”). See Note 2 for further details.
Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ended March 31, 2014 is referred to as fiscal year 2014.
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
The following table is a rollforward of the allowance for doubtful accounts, including affiliates and non-affiliates (in thousands):

	Fiscal Year Ended March 31,
	2014	2013	2012
Balance – beginning of fiscal year	$5,079	$243	$99
Additional allowances	87	4,887	162
Write-offs and collections	(92)	(51)	(18)
Balance – end of fiscal year	$5,074	$5,079	$243
During fiscal year 2013, the allowance for doubtful accounts for non-affiliates was increased by $4.9 million related to amounts due from ATP Oil and Gas Corporation, a client in the U.S. Gulf of Mexico, due to its filing for bankruptcy.
Inventories — Inventories are stated at the lower of average cost or market value and consist primarily of spare parts. The following table is a rollforward of the allowance related to dormant, obsolete and excess inventory (in thousands):

	Fiscal Year Ended March 31,
	2014	2013	2012
Balance – beginning of fiscal year	$31,504	$34,364	$16,018
Impairment of inventories	12,669	—	25,919
Additional allowances	6,807	8,479	3,124
Inventory disposed and scrapped	(6,096)	(10,053)	(11,331)
Foreign currency effects	2,414	(1,286)	634
Balance – end of fiscal year	$47,298	$31,504	$34,364
During fiscal years 2014 and 2012, we recorded impairment charges of $12.7 million and $25.9 million, respectively, to write-down certain spare parts within inventories to market value. These impairment charges resulted from the identification of $50.5 million and $48.8 million, respectively, of inventory that is dormant, obsolete or excess based on a review of our future inventory needs completed during fiscal years 2014 and 2012. The fiscal year 2014 impairment charge related primarily to spare parts held for a medium aircraft model where we have decided to remove this model from our fleet over the next two fiscal years. As we had intended to operate this model type longer in certain markets, we have identified excess inventory that will not be used on our aircraft and will therefore need to be sold or otherwise disposed of. The fiscal year 2012 inventory review was driven by a number of changes to our future fleet strategy. The change in fleet strategy resulted from (1) a continued shift in demand for our aircraft to newer technology aircraft types, (2) the introduction of the Bristow Client Promise through which have positioned Bristow Group as the premium service provider of offshore transportation services and (3) the introduction of the new financial metric of Bristow Value Added. The change in demand for our older aircraft accelerated as a result of a renewed focus on safety and reliability across the offshore energy industry after the Macondo oil spill in the U.S. Gulf of Mexico. The change in fleet strategy resulted in the determination that we will operate certain older types of aircraft for a shorter period than originally anticipated and led to the global review of spare parts inventories supporting our fleet. These impairment charges are included on a separate line within operating expense on the consolidated statements of income.
During fiscal year 2014, we wrote off $11.1 million of inventory destroyed in a fire at our Port Harcourt facility in Nigeria, which is insured and therefore fully offset by a receivable recorded of $11.1 million for insurance proceeds. See Note 8 for further details on the fire in Port Harcourt.
Additionally, during fiscal year 2012, we sold inventory in Mexico for a loss of $1.0 million. This loss is recorded as a reduction in gain (loss) on disposal of assets on the consolidated statement of income.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prepaid Expenses and Other Current Assets — As of March 31, 2014, prepaid expenses and other current assets included $5.5 million related to the SAR contracts in the U.K. and a client contract in Norway, which are recoverable under the contracts and will be expensed over the terms of the contracts. As of March 31, 2013, prepaid expenses and other current assets included $12.7 million in fees related to a potential financing in connection with our bid to provide SAR services in the U.K. In April 2013, we increased our borrowing capacity on our Revolving Credit Facility from $200 million to $350 million and cancelled the potential financing. During fiscal year 2014, we included the $12.7 million as interest expense on our consolidated statement of income.
Property and Equipment — Property and equipment are stated at cost. Property and equipment includes construction in progress, primarily consisting of progress payments on aircraft purchases and facility construction, of $477.9 million and $222.8 million as of March 31, 2014 and 2013, respectively. Interest costs applicable to the construction of qualifying assets are capitalized as a component of the cost of such assets.
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
Goodwill totaling $56.7 million and $28.9 million as of March 31, 2014 and 2013, respectively, relates to our business units as follows (in thousands):

	Europe	Bristow Academy	West Africa	Other International	Total
March 31, 2012	$12,554	$10,260	$6,254	$576	$29,644
Foreign currency translation	(671)	(48)	(28)	—	(747)
March 31, 2013	11,883	10,212	6,226	576	28,897
Foreign currency translation	1,839	90	(49)	—	1,880
Eastern Airways acquisition	26,479	—	—	—	26,479
Impairments	—	—	—	(576)	(576)
March 31, 2014	$40,201	$10,302	$6,177	$—	$56,680

To complete our annual assessment of goodwill impairment, we first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount and if a quantitative assessment should be performed. As of March 31, 2014, we performed a qualitative analysis and concluded it is more likely than not that the fair value of each reporting unit excluding our Other International business unit related to Mexico is not less than the carrying value and, therefore, did not perform a quantitative analysis for all business units with goodwill. Qualitative factors considered during our assessments included the capital markets environment, global economic conditions, the demand for helicopter services, the necessity for training of new pilots (Bristow Academy only), changes in our results of operations, the magnitude of the excess of fair value over the carrying amount of each reporting unit as determined in prior years’ quantitative testing and other factors. In addition to the annual assessment, an impairment assessment of goodwill is conducted when events occur or circumstance change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During fiscal year 2014, we impaired our goodwill in our Other International business unit related to Mexico as all of the contracts in Mexico have expired. As of March 31, 2014, goodwill totaling approximately $4.8 million is expected to be deductible for tax purposes. For further details on the Eastern Airways acquisition, see Note 2.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Intangible Assets — Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values. Intangible assets by type were as follows (in thousands):

	Client contracts	Client relationships	Trade name and trademarks	Internally developed software	Licenses	Total
	Gross Carrying Amount
March 31, 2012	$7,251	$1,746	$—	$—	$840	$9,837
Foreign currency translation	(64)	(16)	—	—	(7)	(87)
March 31, 2013	7,187	1,730	—	—	833	9,750
Foreign currency translation	(58)	(14)	—	—	(6)	(78)
Eastern Airways acquisition	—	10,291	5,326	1,339	—	16,956
March 31, 2014	$7,129	$12,007	$5,326	$1,339	$827	$26,628

	Accumulated Amortization
March 31, 2012	$(4,345)	$(582)	$—	$—	$(304)	$(5,231)
Amortization expense	(1,317)	(176)	—	—	(84)	(1,577)
March 31, 2013	(5,662)	(758)	—	—	(388)	(6,808)
Amortization expense	(1,270)	(170)	—	—	(81)	(1,521)
March 31, 2014	$(6,932)	$(928)	$—	$—	$(469)	$(8,329)

Weighted average remaining contractual life, in years	0.2	20.0	15.0	5.0	4.4	12.0
Future amortization expense of intangible assets for each of the years ending March 31 are as follows (in thousands):

2015	$1,586
2016	1,389
2017	1,389
2018	1,389
2019	1,279
Thereafter	11,267
$18,299
The client contracts, client relationships, trade name and trademarks, internally developed software and licenses relate to Bristow Norway and Eastern Airways, included in our Europe business unit. For further details on the Eastern Airways acquisition, see Note 2.
Impairment of Long-Lived Assets — Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset or asset group to be held and used exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. Assets held for sale are classified as current assets on our consolidated balance sheets and recorded at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale (if any) are presented separately in the appropriate asset and liability sections of the consolidated balance sheets. We recorded impairment charges of $6.8 million, $4.4 million and $26.3 million included in gain (loss) on disposal of assets to reduce the carrying value of aircraft held for sale in fiscal years 2014, 2013 and 2012, respectively.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of Investments in Unconsolidated Affiliates — We perform regular reviews of each investee’s financial condition, the business outlook for its products and services, and its present and projected results and cash flows. When an investee has experienced consistent declines in financial performance or difficulties raising capital to continue operations, and when we expect the decline to be other-than-temporary, the investment is written down to fair value. Actual results may vary from estimates due to the uncertainty regarding the projected financial performance of investees, the severity and expected duration of declines in value, and the available liquidity in the capital markets to support the continuing operations of the investees in which we have investments. We did not recognize any impairment charges related to our investments in unconsolidated affiliates in fiscal years 2014, 2013 and 2012.
Other Assets — In addition to the intangible assets discussed above, other assets primarily include debt issuance costs of $11.4 million and $11.2 million as of March 31, 2014 and 2013, respectively, which are being amortized over the life of the related debt, deferred tax assets of $17.6 million and $11.6 million as of March 31, 2014 and 2013, respectively, and contract acquisition costs of $15.2 million and $9.7 million as of March 31, 2014 and 2013, respectively, related to the SAR contracts in the U.K. and a client contract in Norway, which are recoverable under the contracts and will be expensed over the terms of the contracts.
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
Deferred Sale Leaseback Advance — As of March 31, 2014, we had $166.3 million included in deferred sale leaseback advance — current ($136.9 million) and long-term ($29.4 million) — included in other liabilities and deferred credits on our consolidated balance sheet. During fiscal year 2014, we received payment of approximately $106.1 million for progress payments we had previously made on seven aircraft under construction and we assigned any future payments due on these construction agreements to the purchaser. As we have the obligation and intent to lease the aircraft back from the purchaser upon completion, we recorded a liability equal to the cash received and payments made by the purchaser during fiscal year 2014 totaling $60.2 million, with a corresponding increase to construction in progress. We will continue to increase both construction in progress and deferred sale leaseback advance — current or long-term until we lease the aircraft, at which time the construction in progress and the liabilities will be removed from our consolidated balance sheet.
Revenue Recognition — In general, we recognize revenue when it is both realized or realizable and earned. We consider revenue to be realized or realizable and earned when the following conditions exist: there is persuasive evidence of an arrangement, generally a client contract exists; the services or products have been performed or delivered to the client; the sales price is fixed or determinable; and collection has occurred or is probable. More specifically, revenue from helicopter services is recognized based on contractual rates as the related services are performed. The charges under these contracts are generally based on a two-tier rate structure consisting of a daily or monthly fixed fee plus additional fees for each hour flown. These contracts are for varying periods and generally permit the client to cancel the contract before the end of the term. We also provide services to clients on an “ad hoc” basis, which usually entails a shorter contract notice period and duration. The charges for ad hoc services are based on an hourly rate or a daily or monthly fixed fee plus additional fees for each hour flown. In order to offset potential increases in operating costs, our long-term contracts may provide for periodic increases in the contractual rates charged for our services. We recognize the impact of these rate increases when the criteria outlined above have been met. This generally includes written recognition from the clients that they are in agreement with the amount of the rate escalation. Cost reimbursements from clients are recorded as reimbursable revenue with the related reimbursed costs recorded as reimbursable expense on our consolidated statements of income.
Bristow Academy primarily earns revenue from military training, flight training provided to individual students and ground school courses. We recognize revenue from these sources using the same revenue recognition principles described above as services are provided. We consider revenue to be realized or realizable and earned when the following conditions exist: there is persuasive evidence of an arrangement (generally a contract exists); the services have been performed or delivered to the client or student; the sales price is fixed and determinable; and collection has occurred or is probable.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Eastern Airways primarily earns revenue through charter and scheduled airline services and provision of airport services. Both chartered and scheduled revenue is recognized net of passenger taxes and discounts. Revenue is recognized at the earlier of the period in which the service is provided or the period in which the right to travel expires which is determined by the terms and conditions of the ticket. Ticket sales are recorded in a forward sales account within deferred income until recognized as revenue in accordance with the above policy. Airport services revenue is recognized when earned.
Pension Benefits — See Note 10 for a discussion of our accounting for pension benefits.
Maintenance and Repairs — We generally charge maintenance and repair costs, including major aircraft component overhaul costs, to earnings as the costs are incurred. However, certain major aircraft components, such as engines and transmissions, are maintained by third-party vendors under contractual agreements. Under these agreements, we are charged an agreed amount per hour of flying time related to maintenance, repair and overhaul of the parts and components covered. The costs charged under these contractual agreements are recognized in the period in which the flight hours occur. To the extent that we have not yet been billed for costs incurred under these arrangements, these costs are included in accrued maintenance and repairs on our consolidated balance sheets. From time to time, we receive credits from our original equipment manufacturers as settlement for additional labor and maintenance expense costs incurred for aircraft performance issues. We record these credits as a reduction in maintenance expense when the credits are utilized in lieu of cash payments for purchases or services. The cost of certain major overhauls on fixed-wing aircraft operated by Eastern Airways are capitalized when incurred and depreciated over the period until the next expected major overhaul.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
As a result of changes in exchange rates, we recorded foreign currency transaction losses of approximately $3.7 million and $1.1 million during fiscal years 2014 and 2013, respectively, and foreign currency transaction gains of $0.4 million during fiscal year 2012. Our earnings from unconsolidated affiliates, net of losses, are also affected by the impact of changes in foreign currency exchange rates on the reported results of our unconsolidated affiliates. During fiscal years 2014, 2013 and 2012, earnings from unconsolidated affiliates, net of losses, were decreased by $3.9 million, $3.9 million and $8.1 million, respectively, as a result of the impact of changes in foreign currency exchange rates on the results of our unconsolidated affiliates, primarily the impact of changes in the Brazilian real and U.S. dollar exchange rate on results for our affiliate in Brazil.
Derivative Financial Instruments — See Note 7 for a discussion of our accounting for derivative financial instruments.
Incentive Compensation — See Note 10 for a discussion of our accounting for incentive compensation arrangements.
Extinguishment of Debt — Extinguishment of debt includes $14.9 million in redemption premium and fees as a result of the early redemption of the 7 ½% Senior Notes due 2017 (“7 ½% Senior Notes”) during fiscal year 2013 as discussed in Note 5.
Other Income (Expense), Net — The amounts for fiscal years 2014, 2013 and 2012 include the foreign currency transaction gains and losses described under “Foreign Currency” above. Other income (expense), net in fiscal year 2014 also includes a gain of $1.1 million for the sale of intellectual property. Other income (expense), net in fiscal years 2013 and 2012 did not include any other significant items.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — ACQUISITION
On February 6, 2014, Bristow Helicopters Limited (“Bristow Helicopters”) acquired a 60% interest in the privately owned Eastern Airways for cash of £27 million ($44 million) with possible earn out consideration of up to £6 million ($10 million) to be paid over a three year period based on the achievement of specified financial performance thresholds. In addition, Bristow Helicopters entered into agreements with the other stockholders of Eastern Airways that grant Bristow Helicopters the right to buy all of their Eastern Airways shares (and grant them the right after seven years to require Bristow Helicopters to buy all of their shares) and include transfer restrictions and other customary provisions. Eastern Airways is a regional fixed wing operator based at Humberside Airport located in North Lincolnshire, England with both charter and scheduled services targeting U.K. oil and gas industry transport. We believe this investment will strengthen Bristow Helicopters’ ability to provide a complete suite of point to point transportation services for existing European based passengers, expand helicopter services in certain areas like the Shetland Islands and create a more integrated logistics solution for global clients.
The following table summarizes the consolidated assets and liabilities of Eastern Airways as of February 6, 2014 (in thousands):

Current assets	$21,117
Property and equipment	63,391
Goodwill	26,479
Prepaid expenses and other assets	20,474
Total assets	131,461

Current liabilities, including debt	(37,644)
Long-term debt, less current maturities	(20,400)
Other long-term liabilities	(8,239)
Total liabilities	(66,283)
Temporary equity	(21,139)
Net assets	$44,039
Eastern Airways contributed $21.2 million of operating revenue during fiscal year 2014 and is included in our Europe business unit. The earn-out consideration will be included as general and administrative expense in our consolidated statements of income as earned.
We apply the provisions of Accounting Standards Codification 805, Business Combinations (“ASC 805”), in the accounting for our business acquisitions. ASC 805 requires companies to separately recognize goodwill from the assets acquired and liabilities assumed, which are at their acquisition date fair values. Goodwill as of the acquisition date represents the excess of the purchase price over the fair values of the assets acquired and the liabilities assumed. We recognized $26.5 million of goodwill as a result of the acquisition. The goodwill recorded as part of this acquisition primarily reflects the value of offering a complete suite of point to point transportation services for our clients, synergies expected to arise from the combined entities, as well as any intangible assets that do not qualify for separate recognition.
We use significant estimates and assumptions, including fair value estimates, to determine fair value of assets acquired and liabilities assumed and, when applicable, the related useful lives of the acquired assets as of the business combination date. The fair value measurements were primarily based on significant inputs that are not observable in the market, other than certain financial assets and liabilities that were acquired or assumed in the acquisition. The market approach, which indicates value for a subject asset based on available market pricing for comparable assets, was utilized to estimate the fair value for certain of Eastern Airways’ land and buildings, aircraft and spare parts inventory. The market approach used includes prices and other relevant information generated by market transactions involving comparable assets, as well as pricing guides and other sources. We considered the current market for the assets, the maintenance condition of the assets and the expected proceeds from the sale of the assets, among other factors. As a result we have classified these assets in Level 3 in the fair value hierarchy. For those financial assets and liabilities which utilized observable inputs we have classified these amounts in Level 2.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income approach was primarily used to value intangible assets, including client relationships, certain internally used software, and the Eastern Airways trade name, as well as noncontrolling interest. The income approach indicates value for a subject asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required market rate of return that reflects the relative risk of achieving the cash flows and the time value of money. The fair values associated with these assets and liabilities have been classified in Level 3 in the fair value hierarchy.
The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used, as appropriate, for certain assets for which the market and income approaches could not be applied due to the nature of the asset. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the asset, less an allowance for loss in value due to depreciation. Assets valued using the cost approach have been classified in Level 3 in the fair value hierarchy.
See Note 6 for additional description of the fair value measurement.
Temporary equity represents the third-party noncontrolling interests in Eastern Airways. The third-party noncontrolling interest holders hold a written put option, which will allow them to sell their noncontrolling interest to Bristow Helicopters at any time after the end of the seventh year after acquisition. In addition to the written put option, Bristow Helicopters holds a perpetual call option to acquire the noncontrolling interest at any time. Under each of these alternatives, the exercise price will be based on a contractually defined multiple of cash flows formula (“Redemption Value”), which is not a fair value measurement, and is payable in cash. As the written put option is redeemable at the option of the noncontrolling interest holders, and not solely within Bristow Helicopters control, the noncontrolling interest in Eastern Airways is classified as temporary equity between the stockholders’ investment and liabilities sections of the consolidated balance sheets. The initial carrying amount of the noncontrolling interest is the fair value of the noncontrolling interest as of the acquisition date.
The noncontrolling interest is adjusted each period for comprehensive income and dividends attributable to the noncontrolling interest and changes in Bristow Helicopters’ ownership interest in Eastern Airways, if any. An additional adjustment to the carrying value of the noncontrolling interest may be required if the Redemption Value exceeds the current carrying value. Changes in the carrying value of the noncontrolling interest related to a change in the Redemption Value will be recorded against permanent equity and will not affect net income. While there is no impact on net income, the redeemable noncontrolling interest will impact our calculation of earnings per share. Utilizing the two-class method, we will adjust the numerator of the earnings per share calculation to reflect the changes in the excess, if any, of the noncontrolling interest's Redemption Value over the greater of (1) the noncontrolling interest carrying amount or (2) the fair value of the noncontrolling interest on a quarterly basis.
The following is a rollforward of the temporary equity related to Eastern Airways for the year ended March 31, 2014 (in thousands):

Acquisition of Eastern Airways	$21,139
Noncontrolling interest expense	671
Currency translation	473
Balance – end of fiscal year	$22,283
The summary pro forma condensed consolidated financial information presented below for the fiscal years ended March 31, 2014 and 2013 give effect to the acquisition of Eastern Airways as if it had occurred at the beginning of the periods presented. The pro forma adjustments are based upon available information and certain assumptions that we believe are reasonable. The pro forma net income has been adjusted to reflect depreciation and amortization expense as if those adjustments had been applied on April 1, 2012. The summary pro forma condensed consolidated financial information is for informational purposes only and does not purport to represent what our consolidated results of operation actually would have been if the acquisition of Eastern Airways had occurred at any date, and such data does not purport to project our results of operations for any future period.

	Fiscal Year Ended March 31,
	2014	2013
	(in thousands) (unaudited)
Gross revenue	$1,761,390	$1,625,832
Net income	188,921	144,136

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
As of March 31, 2014, we had interests in three VIEs of which we are the primary beneficiary, which are described below, and had no interests in VIEs of which we are not the primary beneficiary.
Bristow Aviation Holdings Limited — We own 49% of Bristow Aviation Holdings Limited’s (“Bristow Aviation”) common stock and a significant amount of its subordinated debt. Bristow Aviation is incorporated in England and holds all of the outstanding shares in Bristow Helicopters. Bristow Aviation’s subsidiaries provide helicopter services to clients primarily in the U.K, Norway, Australia and Nigeria. Bristow Aviation is organized with three different classes of ordinary shares having disproportionate voting rights. The Company, Caledonia Investments plc (“Caledonia”) and a European Union investor (the “E.U. Investor”) own 49%, 46% and 5%, respectively, of Bristow Aviation’s total outstanding ordinary shares, although Caledonia has voting control over the E.U. Investor’s shares.
In addition to our ownership of 49% of Bristow Aviation’s outstanding ordinary shares, in May 2004, we acquired eight million shares of deferred stock, essentially a subordinated class of stock with no voting rights, from Bristow Aviation for £1 per share ($14.4 million in total). We also have £91.0 million ($151.7 million) principal amount of subordinated unsecured loan stock (debt) of Bristow Aviation bearing interest at an annual rate of 13.5% and payable semi-annually. Payment of interest on such debt has been deferred since its incurrence in 1996. Deferred interest accrues at an annual rate of 13.5% and aggregated $1.3 billion as of March 31, 2014.
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
Furthermore, the call option provides a mechanism whereby the economic risk for the other investors is limited should the financial condition of Bristow Aviation deteriorate. The call option price is the nominal value of the ordinary shares held by the noncontrolling shareholders (£1.0 million as of March 31, 2014) plus an annual guaranteed rate of return less any prepayments of such call option price and any dividends paid on the shares concerned. We can elect to pre-pay the guaranteed return element of the call option price wholly or in part without exercising the call option. No dividends have been paid. We have accrued the annual return due to the other shareholders at a rate of sterling LIBOR plus 3% (prior to May 2004, the rate was fixed at 12%) by recognizing noncontrolling interest expense on our consolidated statements of income, with a corresponding increase in noncontrolling interest on our consolidated balance sheets. Prepayments of the guaranteed return element of the call option are reflected as a reduction in noncontrolling interest on our consolidated balance sheets. The other investors have an option to put their shares in Bristow Aviation to us. The put option price is calculated in the same way as the call option price except that the guaranteed rate for the period to April 2004 was 10% per annum. If the put option is exercised, any pre-payments of the call option price are set off against the put option price.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the balance for the noncontrolling interest associated with Bristow Aviation are as follows (in thousands):

	Fiscal Year Ended March 31,
	2014	2013	2012
Balance – beginning of fiscal year	$1,492	$1,577	$1,582
Payments to noncontrolling interest shareholders	(57)	(63)	(63)
Noncontrolling interest expense	57	60	62
Currency translation	153	(82)	(4)
Balance – end of fiscal year	$1,645	$1,492	$1,577
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

	March 31,
	2014	2013
Assets
Cash and cash equivalents	$173,490	$93,227
Accounts receivable	311,641	240,861
Inventories	94,288	100,115
Prepaid expenses and other current assets	45,791	20,575
Total current assets	625,210	454,778
Investment in unconsolidated affiliates	1,414	9,092
Property and equipment, net	217,969	157,066
Goodwill	41,218	12,810
Other assets	45,477	26,575
Total assets	$931,288	$660,321
Liabilities
Accounts payable	$182,892	$128,591
Accrued liabilities	1,405,401	1,214,209
Deferred taxes	3,588	7,907
Current maturities of long-term debt	9,664	448
Total current liabilities	1,601,545	1,351,155
Long-term debt, less current maturities	172,391	138,147
Accrued pension liabilities	86,824	126,647
Other liabilities and deferred credits	2,252	1,755
Deferred taxes	13,062	—
Temporary equity	22,283	—
Total liabilities	$1,898,357	$1,617,704

	Fiscal Year Ended March 31,
	2014	2013	2012
Revenue	$1,324,483	$1,161,988	$1,044,060
Operating income (loss)	49,061	58,587	(16,543)
Net income (loss) (1)	113,974	(115,281)	(151,707)
_____________

(1)	Includes a gain of $67.9 million, after tax, on the sale of the FB Entities as discussed under "Other Significant Affiliates — Unconsolidated — FB Entities" below.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bristow Helicopters Nigeria Ltd. — Bristow Helicopters Nigeria Ltd. (“BHNL”) is a joint venture in Nigeria in which Bristow Helicopters owns a 40% interest, unrelated local Nigerian partners together own a 39% interest, a Nigerian company owned 100% by Nigerian employees owns a 19% interest and an employee trust fund owns a remaining 2% interest as of March 31, 2014. BHNL provides helicopter services to clients in Nigeria.
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
BHNL is an indirect subsidiary of Bristow Aviation; therefore, financial information for this entity is included within the amounts for Bristow Aviation and its subsidiaries presented in the tables above.
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
Other Significant Affiliates — Consolidated
In addition to the VIEs discussed above, we consolidate the less than 100% owned entities described below.
Eastern Airways — See discussion in Note 2.
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
Cougar — In early October 2012, we purchased 40 newly issued Class B shares (the “Class B Shares”) in the capital of Cougar Helicopters Inc. (“Cougar”), the largest offshore energy and SAR helicopter service provider in Canada, and certain aircraft, facilities and inventory used by Cougar in its operations, for $250 million. $23.8 million had been previously paid for an aircraft and certain other advances, resulting in a net cash outlay of $226.2 million. Cougar’s operations are primarily focused on serving the offshore oil and gas industry off Canada’s Atlantic coast and in the Arctic. The operating assets purchased include eight Sikorsky S-92 large helicopters, inventory and helicopter passenger, maintenance and SAR facilities located in St. John’s, Newfoundland and Labrador and Halifax, Nova Scotia. The purchased aircraft and facilities are leased to Cougar on a long-term basis. The Class B Shares represent 25% of the voting power and 40% of the economic interests in Cougar. In addition to the $257.8 million initial cash consideration, which includes $7.8 million in transaction costs, the terms of the purchase agreement include a potential earn-out of $40 million payable over three years based on Cougar achieving certain agreed performance targets. During fiscal year 2014, the first year earn-out payment of $6.0 million was paid as Cougar achieved agreed performance targets. The fair value of the earn-out is $31.3 million and $35.6 million as of March 31, 2014 and 2013, respectively, and is included in other accrued liabilities and other liabilities and deferred credits on our consolidated balance sheet. The investment in Cougar is accounted for under the equity method. As of March 31, 2014 and 2013, the investment in Cougar was $61.6 million and $60.5 million, respectively, and is included on our consolidated balance sheet in investment in unconsolidated affiliates. Due to timing differences in our financial reporting requirements, we record our share of Cougar’s financial results in earnings from unconsolidated affiliates on a three-month delay.
FB Entities — As of March 31, 2013, we owned a 50% interest in each of FBS Limited, FB Heliservices Limited and FB Leasing Limited, collectively referred to as the FB Entities, U.K. corporations which principally provide pilot training, maintenance and support services to the British military under a contract that runs through March 2016 with two possible one year extensions. On July 14, 2013, we sold our 50% interest in the FB Entities for £74.0 million, or approximately $112.2 million. We recorded a pre-tax gain on sale of unconsolidated affiliate of $103.9 million during fiscal year 2014 on our consolidated statements of income. The FB Entities were accounted for under the equity method prior to July 14, 2013.
Líder — We own a 42.5% economic interest in Líder Táxi Aéreo S.A. (“Líder”), the largest provider of helicopter and executive aviation services in Brazil. Líder’s fleet has 57 helicopters and 29 fixed wing aircraft (including owned and managed aircraft). Líder also leases 11 aircraft from us to provide helicopter services to its clients. Líder is accounted for under the equity method.
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
In November 2013, under this amnesty law, Líder made a payment of 62.7 million Brazilian reais ($27.0 million) for the period from 2005 through 2012.  The total amount due for payment in full according to the amnesty law was 93.3 million Brazilian reais ($40.2 million), but was reduced by existing tax assets for prior tax losses of 30.6 million Brazilian reais ($13.2 million). As a result of this additional tax expense, our earnings from unconsolidated affiliates were reduced by $17.1 million during fiscal year 2014. In addition to the November 2013 tax assessment, Líder also recorded tax accruals in December 2013 for expected payments for 2013 for these same taxes on offshore earnings which further reduced our equity earnings in Líder by $2.2 million during fiscal year 2014. Additionally, during the three months ended March 31, 2014, we recorded an increase in our equity earnings in Líder by $1.7 million related to lower tax charges for Líder than accrued during the three months ended December 31, 2013.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We were indemnified by the other Líder shareholders for the portion of this tax assessed for the period prior to our investment in Líder in May 2009. The indemnity payment to us of $2.5 million was paid during the three months ended March 31, 2014 and resulted in an increase in earnings from unconsolidated affiliates during the three months ended March 31, 2014. The total impact on our earnings from unconsolidated affiliates during fiscal year 2014 related to these taxes for Líder was $13.6 million, net of the indemnity payment.
PAS — We have a 25% interest in Petroleum Air Services (“PAS”), an Egyptian corporation that provides helicopter and fixed wing transportation to the offshore energy industry in Egypt. Additionally, spare fixed wing capacity is chartered to tourism operators. PAS owns 45 aircraft. PAS is accounted for under the cost method as we are unable to exert significant influence over its operations.
Other — Historically, in addition to the expansion of our business through purchases of new and used aircraft, we have also established new joint ventures with local partners or purchased significant ownership interests in companies with ongoing helicopter operations, particularly in countries where we have no operations or our operations are limited in scope, and we continue to evaluate similar opportunities which could enhance our operations. Where we believe that it is probable that an equity method investment will result, the costs associated with such investment evaluations are deferred and included in investment in unconsolidated affiliates on the consolidated balance sheets. For each investment evaluated, an impairment of deferred costs is recognized in the period in which we determine that it is no longer probable an equity method investment will result. As of March 31, 2014 and 2013, we had no amounts in investment in unconsolidated affiliates in the process of being evaluated.
Our percentage ownership and investment balances for the unconsolidated affiliates are as follows:

	March 31,
	2014	2013	2014	2013
			(In thousands)
Cost Method:
PAS	25%	25%	$6,286	$6,286
Equity Method:
Cougar (1)	40%	40%	61,570	60,517
FB Entities (2)	—%	50%	—	8,569
Líder (1)	42.5%	42.5%	193,345	196,078
Other			1,414	673
Total			$262,615	$272,123
 _____________

(1)	We had a 25% voting interest in Cougar and under 20% voting interest in Líder as of March 31, 2014 and 2013.

(2)	We sold our 50% interest in the FB entities in July 2013.
Earnings from unconsolidated affiliates were as follows (in thousands):

	Fiscal Year Ended March 31,
	2014	2013	2012
Dividends from entities accounted for under the cost method:
PAS	$4,043	$28	$2,060
Other	—	—	337
	4,043	28	2,397
Earnings, net of losses, from entities accounted for under the equity method:
Cougar	1,053	(736)	—
FB Entities	3,217	10,517	11,014
Líder	2,898	14,762	(3,280)
Other	1,498	499	548
	8,666	25,042	8,282
Total	$12,709	$25,070	$10,679
We received $10.3 million, $16.2 million and $14.1 million of dividends from our investments accounted for under the equity method for fiscal years 2014, 2013 and 2012, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of combined financial information of our unconsolidated affiliates accounted for under the equity method is set forth below (in thousands):

	March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Current assets	$216,345	$262,741
Non-current assets	440,470	553,562
Total assets	$656,815	$816,303
Current liabilities	$171,604	$197,121
Non-current liabilities	274,907	369,059
Equity	210,304	250,123
Total liabilities and equity	$656,815	$816,303

	Fiscal Year Ended March 31,
	2014	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$632,832	$578,175	$526,216
Gross profit	$132,760	$126,007	$95,508
Net income	$21,728	$57,712	$23,926
Note 4 — PROPERTY AND EQUIPMENT AND ASSETS HELD FOR SALE
Property and Equipment
During fiscal years 2014, 2013 and 2012, we made capital expenditures as follows:

	Fiscal Year Ended March 31,
	2014	2013	2012
Number of aircraft delivered:
Medium	10	2	1
Large	11	17	9
Fixed Wing	—	—	1
Total aircraft	21	19	11

Capital expenditures (in thousands):
Aircraft and related equipment (1)	$563,724	$504,329	$304,484
Other	64,889	67,096	21,936
Total capital expenditures (2)	$628,613	$571,425	$326,420
_____________

(1)
During fiscal years 2014, 2013 and 2012, respectively, we spent $529.4 million, $312.7 million and $260.6 million on construction in progress which primarily represents progress payments on aircraft to be delivered in future periods.

(2)	During fiscal year 2013, we paid $190.9 million for aircraft and facilities used by Cougar.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, the following tables present details on the aircraft sold or disposed of and impairments on assets held for sale:

	Fiscal Year Ended March 31,
	2014	2013	2012
	(In thousands, except for number of aircraft)

Number of aircraft sold or disposed of (1)	46	27	38
Proceeds from sale or disposal of assets (1)	$289,951	$314,847	$239,843
Gain (loss) from sale or disposal of assets (2)	$6,092	$3,708	$(5,392)

Number of aircraft impaired	11	10	19
Impairment charges on aircraft held for sale (3)	$(6,814)	$(4,362)	$(26,278)
_____________

(1)	During fiscal years 2014, 2013 and 2012, respectively, 14, 11 and 9 of these aircraft were leased back of which $246.4 million, $255.8 million and $171.2 million was received in proceeds.

(2)
The disposal of aircraft in fiscal year 2012 included the disposal of nine AS332L large aircraft for $28.9 million, realizing a loss of $5.6 million. See discussion of impairment of held for sale AS332Ls under “Assets Held for Sale” below.

(3)
Additionally, in fiscal year 2013 we recorded a gain related to four large aircraft reclassified from held for sale to aircraft and equipment as they were returned to operational status as a result of the issues associated with the Airbus Helicopters EC225 Super Puma helicopters discussed in Note 8 and reversed previously recorded impairment charges of $8.7 million.

The following items impacted property and equipment during fiscal year 2014:

•
In March 2014, we had a fire in our Port Harcourt, Nigeria aircraft hangar. Two aircraft were damaged and $11.1 million of inventory spare parts were destroyed. The aircraft hangar was partially damaged. We wrote off $11.1 million of inventory destroyed in the fire, which was offset by a receivable recorded of $11.1 million for insurance proceeds.

•
We received payment of approximately $106.1 million for progress payments we had previously made on seven aircraft under construction and we assigned any future payments due on these construction agreements to the purchaser. As we have the obligation and intent to lease the aircraft back from the purchaser upon completion, we recorded a liability equal to the cash received and payments made by the purchaser during fiscal year 2014 totaling $60.2 million, with a corresponding increase to construction in progress. See Note 1 for further details on the deferred sale leaseback advance.

•	We transferred 36 aircraft to held for sale, reducing property and equipment by $51.6 million.
The following items impacted property and equipment during fiscal year 2013:

•
We received proceeds from insurance recoveries of $4.7 million, recording a gain of $2.8 million in gain (loss) on disposal of assets on our consolidated statement of income and included in the table above.

•	We transferred 16 aircraft to held for sale, reducing property and equipment by $13.9 million.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following items impacted property and equipment during fiscal year 2012:

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

•
We recorded a $1.1 million loss on the disposal of one fixed wing aircraft previously operating in Nigeria that was damaged in an incident upon landing. The aircraft was insured, but subject to self-insured retention and loss sensitive factors. The $1.1 million loss is included as a reduction in gain (loss) on disposal of assets on our consolidated statement of income.

•	We transferred 21 aircraft to held for sale, reducing property and equipment by $30.2 million.
Assets Held for Sale
As of March 31, 2014 and 2013, respectively, we had 16 and 7 aircraft, totaling $29.3 million and $8.3 million classified as held for sale. We recorded impairment charges of $6.8 million, $4.4 million and $26.3 million to reduce the carrying value of 11, 10 and 19 aircraft held for sale during fiscal years 2014, 2013 and 2012, respectively. These impairment charges are included as a reduction in gain (loss) on disposal of assets in the consolidated statements of income.
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
Note 5 — DEBT
Debt as of March 31, 2014 and 2013 consisted of the following (in thousands):

	March 31,
	2014	2013
6 ¼% Senior Notes due 2022	$450,000	$450,000
Term Loan	226,604	230,625
3% Convertible Senior Notes due 2038, including $5.1 million and $8.8 million of unamortized discount, respectively	109,904	106,196
Revolving Credit Facility	24,000	—
Eastern Airways debt	29,911	—
Other debt	883	448
Total debt	841,302	787,269
Less short-term borrowings and current maturities of long-term debt	(14,207)	(22,323)
Total long-term debt	$827,095	$764,946
6 ¼% Senior Notes due 2022 — On October 12, 2012, we completed an offering of $450 million of 6 ¼% Senior Notes due 2022 (the “6 ¼% Senior Notes”). The 6 ¼% Senior Notes are unsecured senior obligations and rank effectively junior in right of payment to all our existing and future secured indebtedness, rank equal in right of payment with our existing and future senior unsecured indebtedness and rank senior in right of payment to any of our existing and future subordinated indebtedness. The 6 ¼% Senior Notes are jointly and severally guaranteed on a senior unsecured basis by certain of our U.S. subsidiaries (the “Guarantor Subsidiaries”). The indenture for the 6 ¼% Senior Notes includes restrictive covenants which limit, among other things, our ability to incur additional debt, issue disqualified stock, pay dividends, repurchase stock, invest in other entities, sell assets, incur additional liens or security, merge or consolidate the Company and enter into transactions with affiliates. Interest on the 6 ¼% Senior Notes is payable on April 15 and October 15 of each year, beginning April 15, 2013, and the 6 ¼% Senior Notes mature on October 15, 2022. We may redeem any of the 6 ¼% Senior Notes at any time on or after October 15, 2017, in whole or part, in cash, at certain redemption prices plus accrued and unpaid interest, if any, to the date of redemption. At any time prior to October 15, 2015, we may redeem up to 35% of the aggregate principal amount of the 6 ¼% Senior Notes issued under the indenture with the net proceeds of certain equity offerings at a redemption price equal to 106.25% of the principal amount of the 6 ¼% Senior Notes plus accrued and unpaid interest, if any, to the date of redemption. We may make that redemption only if, after the

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

redemption, at least 65% of the aggregate principal amount of the 6 ¼% Senior Notes issued under the indenture remains outstanding. In addition, at any time prior to October 15, 2017, we may redeem all, but not less than all, of the 6 ¼% Senior Notes at a redemption price equal to the principal amount plus an applicable premium and accrued and unpaid interest, if any, to the redemption date. We incurred financing fees of $7.4 million, that are included as deferred financing fees in other assets in the consolidated balance sheets which we will amortize as interest expense in the consolidated statements of income over the life of the 6 ¼% Senior Notes.
In April and May 2014, we redeemed $11.3 million of the 6 ¼% Senior Notes at 107.75% plus accrued interest for a total of $12.2 million.
Revolving Credit Facility and Term Loan — On November 22, 2010, we entered into a $375 million amended and restated revolving credit and term loan agreement (“Amended and Restated Credit Agreement”), which included a five-year, $175 million revolving credit facility (with a subfacility of $30 million for letters of credit) (“Revolving Credit Facility”) and a five-year, $200 million term loan (“Term Loan”) (together, our “Credit Facilities”). Proceeds from the Term Loan and the borrowings under the Revolving Credit Facility were used primarily to redeem the 6 1/8% Senior Notes due 2013 during fiscal year 2011.
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
As amended by the First Amendment, borrowings under the Revolving Credit Facility bear interest at an interest rate equal to, at our option, either the Base Rate or LIBOR (or EURIBO, in the case of Euro-denominated borrowings) plus the applicable margin. “Base Rate” means the higher of (1) the prime rate and (2) the Federal Funds rate plus 0.50% per annum. The applicable margin for borrowings ranges from 0.00% to 2.25%, depending on whether the Base Rate or LIBOR is used, and is determined based on our leverage ratio pricing grid. In addition, we are required to pay fees on the daily unused amount of the Revolving Credit Facility in an amount per annum equal to an applicable percentage, which ranges from 0.25% to 0.50% and is determined based on our leverage ratio pricing grid. Fees owed on the letters of credit issued under the Revolving Credit Facility are equal to the applicable margin for LIBOR borrowings. The interest rate was 1.91% and 2.21% as of March 31, 2014 and 2013, respectively.
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
The Second Amendment amended the Amended and Restated Credit Agreement in order to, among other things, permit the granting of liens by the Company and the Guarantors subsidiaries in favor of the lenders under the 364-Day Credit Agreement on a pari passu secured basis with the liens granted in favor of the lenders under the Amended and Restated Credit Agreement.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 14, 2014, we entered into the fourth amendment to the Amended and Restated Credit Agreement (the “Fourth Amendment”). The Fourth Amendment, among other things, extended the maturity date of the Revolving Credit Facility and the Term Loan from April 2018 to April 2019.
During fiscal year 2014, we had borrowings of $528.6 million and made payments of $504.6 million under the Revolving Credit Facility. Additionally, we paid $3.5 million to reduce our borrowings under the Term Loan. As of March 31, 2014, we had $0.5 million in letters of credit outstanding.
3% Convertible Senior Notes due 2038 — In June 2008, we completed the sale of $115 million of 3% Convertible Senior Notes due 2038 (the “3% Convertible Senior Notes”). These notes are unsecured senior obligations and rank effectively junior in right of payment to our existing and future secured indebtedness, rank equal in right of payment to all of our existing and future unsecured senior debt and rank senior in right of payment to any of our existing and future subordinated indebtedness. The 3% Convertible Senior Notes are guaranteed by the Guarantor Subsidiaries. Interest is paid on the 3% Convertible Senior Notes on June 15 and December 15 of each year. The notes are convertible, under certain circumstances, using a net share settlement process, into a combination of cash and our common stock (“Common Stock”). As of March 31, 2014, the base conversion price of the notes was approximately $74.05, based on the base conversion rate of 13.5048 shares of Common Stock per $1,000 principal amount of convertible notes (subject to adjustment in certain circumstances, including the payment of dividends). In general, upon conversion of a note, the holder will receive cash equal to the principal amount of the note and Common Stock to the extent of the note’s conversion value in excess of such principal amount. In addition, if at the time of conversion the applicable price of our Common Stock exceeds the base conversion price, holders will receive up to an additional 8.7781 shares of our Common Stock per $1,000 principal amount of notes, as determined pursuant to a specified formula.
The notes will mature on June 15, 2038 and may not be redeemed by us prior to June 15, 2015, after which they may be redeemed at 100% of principal amount plus accrued and unpaid interest. Holders of the 3% Convertible Senior Notes may require us to repurchase any or all of their notes for cash on June 15, 2015, 2020, 2025, 2030 and 2035, or in the event of a fundamental change, as defined in the indenture for the 3% Convertible Senior Notes (including the delisting of our Common Stock and certain change of control transactions), at a price equal to 100% of the principal amount plus accrued and unpaid interest. If a holder elects to convert its notes in connection with certain fundamental changes occurring prior to June 15, 2015, we will increase the applicable conversion rate by a specified number of additional shares of Common Stock. As of March 31, 2014, the if-converted value of the 3% Convertible Senior Notes did not exceed the principal balance.
Accounting standards require that convertible debt instruments which may be settled in cash upon conversion (including partial cash settlement) be accounted for with a liability component based on the fair value of a similar nonconvertible debt instrument and an equity component based on the excess of the initial proceeds from the convertible debt instrument over the liability component. Such excess represents proceeds related to the conversion option and are recorded as additional paid-in capital. The liability is recorded at a discount, which is then amortized as additional non-cash interest expense over the convertible debt instrument’s remaining life to the first put date. The balances of the debt and equity components as of each period presented are as follows (in thousands):

	March 31, 2014	March 31, 2013
Equity component – net carrying value	$14,905	$14,905
Debt component:
Face amount due at maturity	$115,000	$115,000
Unamortized discount	(5,096)	(8,804)
Debt component – net carrying value	$109,904	$106,196

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The remaining debt discount is being amortized into interest expense over the expected remaining life of the 3% Convertible Senior Notes to June 2015 (the first put date) using the effective interest rate. The effective interest rate for each of fiscal years 2014, 2013 and 2012 was 6.9%. Interest expense related to our 3% Convertible Senior Notes was as follows (in thousands):

	Fiscal Year Ended March 31,
	2014	2013	2012
Contractual coupon interest	$3,450	$3,450	$3,450
Amortization of debt discount	3,708	3,597	3,380
Total interest expense	$7,158	$7,047	$6,830
Eastern Airways — In February 2014, we acquired a 60% interest in Eastern Airways as discussed in Note 2. Eastern Airways’ outstanding debt includes interest bearing term loans and borrowings of $29.9 million as of March 31, 2014. The borrowings primarily relate to purchases of aircraft and inventory and have a term of 2 to 10 years and bear interest at LIBOR plus a margin of 2.5% to 3.5%. The interest rate on the term loans was between 3.6% and 5.0% (including LIBOR) as of March 31, 2014 with either monthly or quarterly principal payments. The term loans have customary covenants, including certain financial covenants.
7 ½% Senior Notes due 2017 — On June 13 and November 13, 2007, we completed offerings totaling $350 million of 7 ½% Senior Notes due 2017 (the “7 ½% Senior Notes”). $50 million of the 7 ½% Senior Notes were issued for a premium of $0.6 million, which was being amortized over the life of the notes as a reduction of interest expense.
On September 25, 2012, we commenced a cash tender offer (the “Tender Offer”) for any and all of the $350 million outstanding principal amount of the 7 ½% Senior Notes. Pursuant to the Tender Offer, we offered to purchase for cash any and all of such 7 ½% Senior Notes validly tendered on or prior to the expiration date of the Tender Offer for tender offer consideration of up to $1,041.50 per $1,000 principal amount as provided in the terms of the Tender Offer. In connection with the Tender Offer, we were also seeking consents to eliminate substantially all of the restrictive covenants included in the 7 ½% Senior Notes indenture. The aggregate consideration paid to repurchase $338.1 million face amount of the outstanding 7 ½% Senior Notes in the Tender Offer was approximately $352.0 million. Additionally, on November 30, 2012, we redeemed all $11.9 million of the remaining outstanding 7 ½% Senior Notes at a redemption premium of 1.0375%. As a result of the tender and redemption completed during fiscal year 2013, we incurred $14.9 million in premium and fees, which is included as extinguishment of debt on our consolidated statement of income, and we wrote-off $2.6 million of unamortized deferred financing fees, which is included in interest expense on our consolidated statement of income.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Debt — During fiscal year 2013, Aviashelf borrowed $0.5 million from a commercial bank on a line of credit. During fiscal year 2014, Aviashelf borrowed $3.6 million against the line of credit and made payments of $3.1 million. As of March 31, 2014, the interest rate for the line of credit was 11.8%.
Other Matters — Aggregate annual maturities (which excludes unamortized discount of $5.1 million) for all debt for the next five fiscal years and thereafter are as follows (in thousands):

Fiscal year ending March 31
2015	$14,207
2016	16,721
2017	25,176
2018	26,623
2019	30,191
Thereafter	734,042
$846,960
Interest paid in fiscal years 2014, 2013 and 2012 was $38.4 million, $25.9 million and $37.8 million, respectively. Capitalized interest was $14.1 million, $6.6 million and $5.0 million in fiscal years 2014, 2013 and 2012, respectively.
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

•
Level 3 – unobservable inputs reflecting our own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

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
See Note 2 for details on the fair values related to the Eastern Airways acquisition.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the assets as of March 31, 2014, which are valued at fair value on a non-recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2014	Total Loss for Fiscal Year 2014
Inventories	$—	$50,505	$—	$50,505	$(12,669)
Assets held for sale	—	16,050	—	16,050	(6,814)
Total assets	$—	$66,555	$—	$66,555	$(19,483)
The following table summarizes the assets as of March 31, 2013, which are valued at fair value on a non-recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2013	Total Gain (Loss) for Fiscal Year 2013
Aircraft and equipment	$—	$14,385	$—	$14,385	$8,722
Assets held for sale	—	1,600	—	1,600	(4,362)
Total assets	$—	$15,985	$—	$15,985	$4,360
The fair value of inventories using Level 2 inputs is determined by evaluating the current economic conditions for sale and disposal of spare parts, which includes estimates as to the recoverability of the carrying value of the parts based on historical experience with sales and disposal of similar spare parts, the expected timeframe of sales or disposals, the location of the spare parts to be sold and the condition of the spare parts to be sold or otherwise disposed of. See Note 1 for further discussion of the impairment of inventories. The $6.8 million loss on assets held for sale for fiscal year 2014 related to 11 aircraft and the $4.4 million loss on assets held for sale for fiscal year 2013 related to 10 aircraft.
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
Recurring Fair Value Measurements
The following table summarizes the financial instruments we had as of March 31, 2014, which are valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2014	Balance Sheet Classification
Rabbi Trust investments	$6,599	$—	$—	$—	Other assets
Total assets	$6,599	$—	$—	$—
Contingent consideration (1)	$—	$—	$31,322	$31,322	Other liabilities and deferred credits
Total liabilities	$—	$—	$31,322	$31,322
 _____________

(1)	Relates to our investment in Cougar (see Note 3).

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the financial instruments we had as of March 31, 2013, which are valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2013	Balance Sheet Classification
Rabbi Trust investments	$4,837	$—	$—	$4,837	Other assets
Total assets	$4,837	$—	$—	$4,837
Contingent consideration (1)	$—	$—	$35,625	$35,625	Other liabilities and deferred credits
Total liabilities	$—	$—	$35,625	$35,625
_____________

(1)	Relates to an investment in Cougar (see Note 3).
The rabbi trust investments consist of cash and mutual funds whose fair value is based on quoted prices in active markets for identical assets, and are designated as Level 1 within the valuation hierarchy. The rabbi trust holds investments related to our non-qualified deferred compensation plan for our senior executives as discussed in Note 10.
The following table provides a rollforward of the contingent consideration liability Level 3 fair value measurements during fiscal year 2014 (in thousands):

Significant Unobservable Inputs (Level 3)
Contingent consideration:
Balance as of March 31, 2013	$35,625
Change in fair value of contingent consideration	1,697
Payment of Cougar first year earn-out	(6,000)
Balance as of March 31, 2014	$31,322
We assess the estimated fair value of the contractual obligation to pay the contingent consideration on a quarterly basis and any changes in estimated fair value are recorded as accretion expense included in depreciation and amortization on our consolidated statements of income. Fluctuations in the fair value of contingent consideration are impacted by two unobservable inputs, management's estimate of the probability of Cougar achieving certain agreed performance targets and the estimated discount rate. As of March 31, 2014 and 2013, the discount rate approximated 4% for the contingent consideration related to Cougar.
The fair value of our financial instruments has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on quoted market prices. The carrying and fair value of our long-term debt, including the current portion, are as follows (in thousands):

	March 31,
	2014		2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
6 ¼% Senior Notes	$450,000	$477,000	$450,000	$484,875
Term Loan	226,604	226,604	230,625	230,625
3% Convertible Senior Notes	109,904	142,382	106,196	131,819
Revolving Credit Facility	24,000	24,000	—	—
Eastern Airways debt	29,911	29,911	—	—
Other debt	883	883	448	448
	$841,302	$900,780	$787,269	$847,767
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
We entered into forward contracts during fiscal years 2012 and 2011 to mitigate our exposure to exchange rate fluctuations on our euro-denominated aircraft purchase commitments, which were designated as cash flow hedges for accounting purposes. We had no open forward contracts relating to euro-denominated aircraft purchase commitments as of March 31, 2014 and 2013. We had six open forward contracts as of March 31, 2011, which had rates ranging from 1.3153 U.S. dollars per euro to 1.3267 U.S. dollars per euro. These contracts had an underlying notional value of between €5,000,000 and €7,000,000, for a total of €34,300,871, with the first contract having expired in May 2011 and the last in June 2011. During the three months ended June 30, 2011, we entered into an additional open forward contract at a rate of 1.418 U.S. dollars per euro with an underlying notional value of €13,826,241 that expired in July 2011. As of March 31, 2011, an unrecognized gain on these contracts of $2.2 million, net of tax, was included as a component of accumulated other comprehensive loss. No gains or losses relating to forward contracts were recognized in our consolidated statements of income for fiscal years 2014, 2013 and 2012.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — COMMITMENTS AND CONTINGENCIES
Aircraft Purchase Contracts — As shown in the table below, we expect to make additional capital expenditures over the next five fiscal years to purchase additional aircraft. As of March 31, 2014, we had 43 aircraft on order and options to acquire an additional 55 aircraft. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order will provide incremental fleet capacity in terms of revenue and operating income. As discussed in Note 1, we were awarded a contract to provide SAR services for all of the U.K. The SAR configured aircraft on order in the table below are intended to service this contract.

	Fiscal Year Ending March 31,
	2015	2016	2017	2018 and beyond	Total
Commitments as of March 31, 2014: (1)
Number of aircraft:
Medium	10	—	—	—	10
Large (2)	13	6	3	—	22
SAR configured	5	6	—	—	11
	28	12	3	—	43
Related expenditures (in thousands)(3)
Medium and large	$373,755	$89,741	$37,587	$—	$501,083
SAR configured	106,704	99,690	—	—	206,394
	$480,459	$189,431	$37,587	$—	$707,477
Options as of March 31, 2014: (2)
Number of aircraft:
Medium	—	7	7	7	21
Large (2)	—	8	14	12	34
	—	15	21	19	55

Related expenditures (in thousands)(3)	$88,831	$350,145	$422,100	$263,043	$1,124,119
_________

(1)	Signed client contracts are in place that will utilize 19 of these aircraft.

(2)
Five large aircraft on order and seven large aircraft under options expected to enter service between fiscal years 2016 and 2019 are subject to the successful development and certification of the aircraft.

(3)	Includes progress payments on aircraft scheduled to be delivered in future periods.
The following chart presents an analysis of our aircraft orders and options during fiscal years 2014, 2013 and 2012:

	Fiscal Year Ended March 31,
	2014		2013		2012
	Orders	Options	Orders	Options	Orders	Options
Beginning of fiscal year	45	70	15	40	6	31
Aircraft delivered	(21)	—	(8)	—	(9)	—
Aircraft ordered	18	—	26	—	13	—
New options	—	—	—	42	—	31
Exercised options	8	(8)	12	(12)	7	(7)
Expired options	—	(7)	—	—	—	(15)
Orders assigned subject to leaseback (1)	(7)	—	—	—	(2)	—
End of fiscal year	43	55	45	70	15	40
___________

(1)
During fiscal years 2014 and 2012, respectively, we transferred our interest in seven and two aircraft previously ordered in return for $106.1 million and $23.4 million in progress payments previously paid on these aircraft.

We periodically purchase aircraft for which we have no order.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Leases — We have non-cancelable operating leases in connection with the lease of certain equipment, land and facilities, including leases for aircraft. Rental expense incurred under all operating leases, except for those with terms of a month or less that were not renewed, was $105.8 million, $67.4 million and $46.0 million in fiscal years 2014, 2013 and 2012, respectively, which includes rental expense incurred under operating leases for aircraft of $83.5 million, $46.8 million and $27.9 million, respectively. As of March 31, 2014, aggregate future payments under all non-cancelable operating leases that have initial or remaining terms in excess of one year, including leases for 61 aircraft, are as follows (in thousands):

	Aircraft	Other	Total
Fiscal year ending March 31,
2015	$94,796	$9,482	$104,278
2016	87,937	7,711	95,648
2017	83,372	6,675	90,047
2018	66,071	5,596	71,667
2019	44,149	5,343	49,492
Thereafter	44,376	39,899	84,275
	$420,701	$74,706	$495,407
We are using a financing strategy whereby we utilize operating leases to a larger extent than in the past. As part of this operating lease strategy, in fiscal years 2014 and 2013, respectively, we sold 14 and 11 aircraft for $246.4 million and $255.8 million, respectively, and entered into 14 and 11 separate agreements to lease these aircraft back. Additionally, in fiscal year 2014, we received payment of approximately $106.1 million for progress payments we had previously made on seven aircraft under construction and we assigned any future payments due on these construction agreements to the purchaser. We have the obligation and intent to lease the aircraft back from the purchaser upon completion. See Note 1 for further details.
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

End of Lease Term	Number of Aircraft	Monthly Lease Payment (in thousands)
Fiscal year 2015 to fiscal year 2016	9	$1,023
Fiscal year 2017 to fiscal year 2019	26	4,264
Fiscal year 2020 to fiscal year 2024	26	2,751
	61	$8,038
Employee Agreements — Approximately 52% of our employees are represented by collective bargaining agreements and/or unions. These agreements generally include annual escalations of up to 12%. Periodically, certain groups of our employees who are not covered by a collective bargaining agreement consider entering into such an agreement.
During fiscal year 2014, we recognized $2.9 million in severance expense included in direct costs and general and administrative expense in our North America business unit primarily as a result of our planned closure of our Alaska operations. During fiscal years 2014 and 2013, we recognized $2.1 million and $2.2 million, respectively, in compensation expense included in direct cost related to severance costs as a result of the termination of two separate contracts in the Southern North Sea. Also, during fiscals year 2014, 2013 and 2012, we recognized approximately $2.9 million, and $2.0 million, and $2.3 million, respectively, in compensation expense (including expenses recorded for the acceleration of unvested stock options and restricted stock), included in general and administrative expense, related to the separation between us and officers. We also have employee agreements with other members of senior management. For further details on the retirement of our President and Chief Executive Officer, see Note 10.
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
Other Purchase Obligations — As of March 31, 2014, we had $55.0 million of other purchase obligations representing unfilled purchase orders for aircraft parts, commitments associated with upgrading facilities at our bases and non-cancelable power-by-the-hour maintenance commitments.
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
On October 22, 2012, an incident occurred with an Airbus Helicopters EC225 Super Puma helicopter operated by another helicopter company, which resulted in a controlled ditching of the aircraft on the North Sea, south of the Shetland Isles, U.K. Following the ditching, all 19 passengers and crew were recovered safely and without injuries.
This incident resulted in the CAAs in the U.K. and Norway issuing safety directives in October 2012, requiring operators to suspend operations of the affected aircraft and our cessation of operations a total of sixteen large Airbus Helicopters aircraft for a period of time pending determination of the root cause of the gear shaft failure that resulted in the incident. The gear shaft has been redesigned and, in April 2014, Airbus Helicopters advised us that the European Aviation Safety Authority (the “EASA”) has certified the new shaft with the expectation that the global oil and gas fleet will have the new shaft installed in the next twelve months. However, in July 2013 the EASA issued an airworthiness directive providing for interim solutions involving minor aircraft modifications and new maintenance/operating procedures for mitigating shaft failure and enhancing early detection which allows the EC225 to safely fly without the new shaft. We commenced return to operational service of our EC225 fleet in the third quarter of fiscal year 2014. We currently operate 20 of these aircraft including 14 owned and six leased aircraft. Nine of the 11 aircraft in the U.K. have returned to service with another two aircraft expected to return to service in the first quarter of fiscal year 2014 which will be fitted with the new shafts. Three aircraft in Norway are currently back in operation. Five aircraft have returned to service in Australia and another aircraft is expected to return to service in June. Until the fleet is again fully operational and under commercial arrangements similar to before the operational suspension, this situation could have a material adverse effect on our future business, financial condition and results of operations.
On August 23, 2013, an AS332L2, operated by another helicopter company in our industry, ditched near Sumburgh Airport in the U.K. resulting in the loss of four lives. To date, the investigation has not found any evidence of a technical fault and the ongoing work by the U.K. Air Accidents Investigation Branch continues to focus on the operational aspects of the flight.
Following the August 2013 accident and in conjunction with two other helicopter operators in the U.K., we have established a Joint Operator’s Review of Safety to review current processes, procedures and equipment in order to identify best practice in the offshore helicopter industry, with a view to further enhancing safety for our clients and crew. Bristow Helicopters also separately participated in a United Kingdom Parliamentary Inquiry on helicopter safety (the “Inquiry”) which commenced November 6, 2013 with written submissions made on December 20, 2013 and oral hearings held January 27, 2014. We expect an official Inquiry report to be issued in the coming months.
On February 20, 2014, the U.K. Civil Aviation Authority issued a report detailing the findings and recommendations from its review of helicopter transport operations serving offshore installations in the U.K. The report, commonly referred to as CAP 1145, contains more than 60 safety actions and recommendations to improve the safety of offshore helicopter transport. Ten of the recommendations are designed to improve the survivability of passengers and crew following a ditching or impact in water.
One safety directive, which will go into effect on September 1, 2014, will restrict seating capacity on some aircraft in the North Sea until new breathing systems are available or side floats are installed. Further requirements, will be implemented over the next 12 months, including operational restrictions when sea states are above a certain prescribed level, or the flight prohibition of individuals whose size exceeds the dimensions of emergency egress windows.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 27, 2012, in the course of routine operations, a Bell 206 operated by a subsidiary of ours, performed a controlled sea ditching in Nigeria. All four people on board were uninjured and safe and the aircraft has been recovered. We are currently working with authorities in their investigation.
On January 21, 2014, in the course of a routine pilot training maneuver, a Schweizer 300CBi operated by Bristow Academy, experienced a rollover damaging the aircraft. Both individuals on board the aircraft were uninjured. We are currently working with authorities in their investigation.
In March 2014, we had a fire in our Port Harcourt, Nigeria aircraft hangar. Two aircraft were damaged and $11.1 million of inventory spare parts were destroyed. The aircraft hangar was partially damaged. We wrote off $11.1 million of inventory destroyed in the fire, which was offset by a receivable recorded of $11.1 million for insurance proceeds. The repairs required on the aircraft and the hangar are insured and therefore will have no impact on our results in future periods.
We are a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.
Note 9 — TAXES
The components of deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2014	2013
Deferred tax assets:
Foreign tax credits	$17,628	$10,483
Net operating losses	15,627	—
Accrued pension liability	18,531	29,951
Maintenance and repair	12,674	10,291
Accrued equity compensation	11,627	11,607
Deferred revenue	2,124	2,212
Employee award programs	6,289	4,237
Employee payroll accruals	4,845	4,494
Other	3,188	6,348
Valuation allowance	(6,896)	—
Total deferred tax assets	$85,637	$79,623
Deferred tax liabilities:
Property and equipment	$(205,104)	$(189,482)
Inventories	(6,956)	(11,068)
Investment in unconsolidated affiliates	(8,985)	(11,681)
Employee programs	(1,895)	—
Other	(9,195)	(6,912)
Total deferred tax liabilities	$(232,135)	$(219,143)
Net deferred tax liabilities	$(146,498)	$(139,520)
Companies may use foreign tax credits to offset the U.S. income taxes due on income earned from foreign sources. However, the credit that may be claimed for a particular taxable year is limited by the total income tax on the U.S. income tax return as well as by the ratio of foreign source net income in each statutory category to total net income. The amount of creditable foreign taxes available for the taxable year that exceeds the limitation (i.e.; “excess foreign tax credits”) may be carried back one year and forward ten years. We have $17.6 million of excess foreign tax credits as of March 31, 2014, of which $6.6 million will expire in fiscal year 2021, $3.9 million will expire in fiscal year 2022, $0.2 million will expire in fiscal year 2023 and $6.9 million will expire in fiscal year 2024.

We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. As of March 31, 2014, valuation allowances totaled $6.9 million for operating loss carryforwards. The increase in the valuation allowance of $6.9 million in fiscal year 2014 resulted primarily from foreign losses.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of income before provision for income taxes for fiscal years 2014, 2013 and 2012 are as follows (in thousands):

	Fiscal Year Ended March 31,
	2014	2013	2012
Domestic	$(14,357)	$2,472	$(1,100)
Foreign	259,348	164,205	80,542
Total	$244,991	$166,677	$79,442

The provision for income taxes for fiscal years 2014, 2013 and 2012 consisted of the following (in thousands):

	Fiscal Year Ended March 31,
	2014	2013	2012
Current:
Domestic	$36,872	$1,638	$27
Foreign	33,939	26,275	23,059
	$70,811	$27,913	$23,086
Deferred:
Domestic	$(6,646)	$1,619	$1,658
Foreign	(6,953)	5,470	(10,543)
	$(13,599)	$7,089	$(8,885)
Total	$57,212	$35,002	$14,201
The reconciliation of the U.S. Federal statutory tax rate to the effective income tax rate for the provision for income taxes is shown below:

	Fiscal Year Ended March 31,
	2014	2013	2012
Statutory rate	35.0%	35.0%	35.0%
Net foreign tax on non-U.S. earnings	11.8%	14.4%	20.4%
Foreign earnings indefinitely reinvested abroad	(18.9)%	(28.4)%	(26.3)%
Change in valuation allowance	1.8%	—%	—%
Foreign earnings that are currently taxed in the U.S.	4.1%	4.6%	5.9%
Effect of reduction in U.K. corporate income tax rate	(1.2)%	(1.7)%	(2.3)%
Dividend inclusion as a result of internal realignment	1.1%	—%	16.6%
Benefit of prior year foreign tax credits	—%	—%	(5.3)%
Benefit of current year foreign tax credits	(5.2)%	(5.5)%	(9.8)%
Tax reserve release	(0.7)%	—%	(7.7)%
Other, net	(4.4)%	2.6%	(8.6)%
Effective tax rate	23.4%	21.0%	17.9%
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
Fiscal years 2014, 2013 and 2012 include a benefit due to the revaluation of our deferred taxes as a result of the enactment of tax rate reductions in the U.K. of $2.9 million, $2.9 million and $1.8 million, respectively, effective April 1 of each year.
In August 2008, certain of our existing and newly created subsidiaries completed intercompany leasing transactions involving eleven aircraft. The tax benefit of this transaction is being recognized over the remaining useful life of the assets, which is approximately 13 years. During each of the fiscal years 2014, 2013 and 2012, this transaction resulted in a $2.9 million reduction in our consolidated provision for income taxes.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our operations are subject to the jurisdiction of multiple tax authorities, which impose various types of taxes on us, including income, value added, sales and payroll taxes. Determination of taxes owed in any jurisdiction requires the interpretation of related tax laws, regulations, judicial decisions and administrative interpretations of the local tax authority. As a result, we are subject to tax assessments in such jurisdictions including the re-determination of taxable amounts by tax authorities that may not agree with our interpretations and positions taken. The following table summarizes the years open by jurisdiction as of March 31, 2014:

Jurisdiction	Years Open
U.S.	Fiscal year 2012 to present
U.K.	Fiscal year 2012 to present
Nigeria	Fiscal year 2005 to present
Trinidad	Fiscal year 2005 to present
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
We have analyzed filing positions in the federal, state and foreign jurisdictions where we are required to file income tax returns for all open tax years. We believe that the settlement of any tax contingencies would not have a significant impact on our consolidated financial position, results of operations and/or liquidity. In fiscal years 2014, 2013 and 2012, we had a net (benefit) provision of $(1.5) million, $0.1 million and $(10.4) million, respectively, of reserves for tax contingencies primarily related to non-U.S. income tax on foreign leasing operations. Our policy is to accrue interest and penalties associated with uncertain tax positions in our provision for income taxes. In fiscal years 2014, 2013 and 2012, $0.1 million, $0.1 million and $0.2 million, respectively, in interest and penalties were accrued in connection with uncertain tax positions.
As of March 31, 2014 and 2013, we had $0.2 million and $1.7 million, respectively, of unrecognized tax benefits, all of which would have an impact on our effective tax rate, if recognized.
The activity associated with our unrecognized tax benefit during fiscal years 2013 and 2012 is as follows (in thousands):

	Fiscal Year Ended March 31,
	2014	2013
Unrecognized tax benefits – beginning of fiscal year	$1,710	$1,523
Increases for tax positions taken in prior years	129	348
Decreases for tax positions taken in prior years	(1,434)	(161)
Decrease related to settlements with authorities	(218)	—
Unrecognized tax benefits – end of fiscal year	$187	$1,710
Unremitted foreign earnings reinvested abroad upon which U.S. income taxes have not been provided aggregated approximately $679.3 million and $553.8 million as of March 31, 2014 and 2013, respectively. No accrual of income tax has been made for fiscal years 2014 and 2013 related to these indefinitely reinvested earnings as there was no plan in place to repatriate any of these foreign earnings to the U.S. as of the end of the fiscal year. Withholding taxes, if any, upon repatriation would not be significant.
We receive a tax benefit that is generated by certain employee stock benefit plan transactions. This benefit is recorded directly to additional paid-in-capital on our consolidated balance sheets and does not reduce our effective income tax rate. The tax benefit for fiscal years 2014, 2013 and 2012 totaled approximately $5.7 million, $0.5 million and $0.4 million, respectively.
As of March 31, 2012, we fully utilized our U.S. federal net operating losses that were generated in previous years. In fiscal year 2014, we added a $6.9 million valuation allowance against a loss carryforward related to foreign losses. During fiscal years 2014 through 2012, we recorded deferred tax assets related to direct and indirect foreign tax credits. As of March 31, 2014, we had $17.6 million of deferred tax assets relating to foreign tax credits that will expire in fiscal year 2024.
Income taxes paid during fiscal years 2014, 2013 and 2012 were $59.1 million, $24.1 million and $19.0 million, respectively.

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
Bristow Helicopters and Bristow International Aviation (Guernsey) Limited (“BIAGL”) have a defined contribution plan. This defined contribution plan replaced the defined benefit pension plans described below for future accrual.
Our contributions to our defined contribution plans were $12.7 million, $10.9 million and $10.7 million for fiscal years 2014, 2013 and 2012, respectively.
Defined Benefit Plans
The defined benefit pension plans of Bristow Helicopters and BIAGL replaced by the defined contribution plans described above covered all full-time employees of Bristow Aviation and BIAGL employed on or before December 31, 1997. Both plans were closed to future accrual from February 1, 2004. The defined benefits for employee members were based on the employee’s annualized average last three years’ pensionable salaries up to February 1, 2004, increasing thereafter in line with retail price inflation (prior to 2011) and consumer price inflation (from 2011 onwards), and subject to maximum increases of 5% per year over the period to retirement. Any valuation deficits are funded by contributions by Bristow Helicopters and BIAGL. Plan assets are held in separate funds administered by the plans’ trustee (the “Trustee”), which are primarily invested in equities and debt securities. For members of the two closed defined benefit pension plans, since January 2005, Bristow Helicopters contributes a maximum of 7% of a participant’s non-variable salary, and since April 2006, the maximum employer contribution into the plan has been 7.35% for pilots. Each member is required to contribute a minimum of 5% of non-variable salary for Bristow Helicopters to match the contribution. In addition, there are three defined contribution plans for staff who were not members of the original defined benefit plans, two of which are closed to new members.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide a rollforward of the projected benefit obligation and the fair value of plan assets, set forth the defined benefit retirement plans’ funded status and provide detail of the components of net periodic pension cost calculated for the U.K. and Norway pension plans. The measurement date adopted is March 31. For the purposes of amortizing gains and losses, the 10% corridor approach has been adopted and assets are taken at fair market value. Any such gains or losses are amortized over the average remaining life expectancy of the plan members.

	Fiscal Year Ended March 31,
	2014	2013
	(In thousands)
Change in benefit obligation:
Projected benefit obligation (PBO) at beginning of period	$606,313	$561,633
Service cost	7,886	8,209
Interest cost	26,861	25,683
Actuarial (gain) loss	(29,313)	63,393
Benefit payments and expenses	(23,234)	(23,652)
Effect of exchange rate changes	49,128	(28,953)
Projected benefit obligation (PBO) at end of period	$637,641	$606,313
Change in plan assets:
Market value of assets at beginning of period	$479,666	$449,891
Actual return on assets	23,630	47,974
Employer contributions	28,974	28,607
Benefit payments and expenses	(23,234)	(23,652)
Effect of exchange rate changes	41,782	(23,154)
Market value of assets at end of period	$550,818	$479,666
Reconciliation of funded status:
Accumulated benefit obligation (ABO)	$611,782	$582,047
Projected benefit obligation (PBO)	$637,641	$606,313
Fair value of assets	(550,818)	(479,666)
Net recognized pension liability	$86,823	$126,647
Amounts recognized in accumulated other comprehensive loss	$232,848	$244,322

	Fiscal Year Ended March 31,
	2014	2013	2012
	(In thousands)
Components of net periodic pension cost:
Service cost for benefits earned during the period	$7,886	$8,209	$6,332
Interest cost on PBO	26,861	25,683	28,208
Expected return on assets	(29,282)	(29,068)	(29,639)
Amortization of unrecognized losses	7,705	6,612	5,386
Net periodic pension cost	$13,170	$11,436	$10,287
The amount in accumulated other comprehensive loss as of March 31, 2014 expected to be recognized as a component of net periodic pension cost in fiscal year 2015 is $4.8 million, net of tax, and represents amortization of the net actuarial losses.
Actuarial assumptions used to develop the components of the U.K. plans were as follows:

	Fiscal Year Ended March 31,
	2014	2013	2012
Discount rate	4.40%	4.90%	5.60%
Expected long-term rate of return on assets	6.29%	6.90%	7.20%
Pension increase rate	3.30%	3.00%	3.50%

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Actuarial assumptions used to develop the components of the Norway plan were as follows:

	Fiscal Year Ended March 31,
	2014	2013	2012
Discount rate	4.00%	3.50%	4.75%
Rate of compensation increase	4.25%	4.25%	4.50%
Social Security increase amount	4.00%	4.00%	4.25%
Expected return on plan assets	3.25%	4.50%	4.75%
Pension increase rate	1.25%	0.75%	1.75%
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
The market value of the plan assets as of March 31, 2014 and 2013 was allocated between asset classes as follows. Details of target allocation percentages under the Trustee’s investment strategies as of the same dates are also included.

	Target Allocation as of March 31,		Actual Allocation as of March 31,
Asset Category	2014	2013	2014	2013
Equity securities	57.8%	58.3%	59.1%	64.6%
Debt securities	30.8%	31.1%	27.6%	31.0%
Property	—%	—%	1.5%	1.8%
Other assets	11.4%	10.6%	11.8%	2.6%
Total	100.0%	100.0%	100.0%	100.0%

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes, by level within the fair value hierarchy, the plan assets we had as of March 31, 2014, which are valued at fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2014
Cash and cash equivalents	$48,685	$—	$—	$48,685
Equity investments - U.K.	—	118,712	—	118,712
Equity investments - Non-U.K.	—	96,537	—	96,537
Diversified growth (absolute return) funds	—	105,207	—	105,207
Government debt securities	—	51,853	—	51,853
Corporate debt securities	—	68,526	—	68,526
Insurance policies	—	—	61,298	61,298
Total investments	$48,685	$440,835	$61,298	$550,818
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
The following table summarizes the changes in the Level 3 plan assets for fiscal year 2014 (in thousands):

March 31, 2013	$49,589
Actual return on assets	7,514
Net purchases, sales and settlements	5,479
Effect of exchange rate changes	(1,284)
March 31, 2014	$61,298

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future benefit payments over each of the next five fiscal years from March 31, 2014 and in aggregate for the following five fiscal years after fiscal year 2019, including life assurance premiums, are as follows (in thousands):

Projected Benefit Payments by the Plans for Fiscal Years Ending March 31,	Payments
2015	$27,229
2016	28,464
2017	29,381
2018	30,305
2019	31,230
Aggregate 2020 - 2024	167,674
We expect to fund these payments with our cash contributions to the plans, plan assets and earnings on plan assets. We pre-funded our contributions of £12.5 million ($20.8 million) to the main U.K. plan for the fiscal year ending March 31, 2015 in fiscal year 2014. Our contributions to the U.K pension plans and Norwegian plan and the BIAGL plan for the fiscal year ending March 31, 2015 are expected to be $21.2 million and $7.9 million, respectively.
Incentive Compensation
Incentive and Stock Option Plans — Stock–based awards are currently made under the Bristow Group Inc. 2007 Long-Term Incentive Plan (the “2007 Plan”). As of March 31, 2014, a maximum of 5,400,000 shares of Common Stock are reserved, including 2,992,841 shares available for incentive awards under the 2007 Plan. Awards granted under the 2007 Plan may be in the form of stock options, stock appreciation rights, shares of restricted stock, other stock-based awards (payable in cash or Common Stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants.
In addition, we have the following incentive and stock plans which have awards outstanding as of March 31, 2014 but under which we no longer make grants:

•
The 2004 Stock Incentive Plan (the “2004 Plan”), which provided for awards to officers and key employees in the form of stock options, stock appreciation rights, restricted stock, other stock-based awards or any combination thereof. Options become exercisable at such time or times as determined at the date of grant and expire no more than ten years after the date of grant.

•
The 2003 Non-qualified Stock Option Plan for Non-employee Directors (the “2003 Director Plan”), which provided for a maximum of 250,000 shares of Common Stock to be issued pursuant to such plan. As of the date of each annual meeting, each non-employee director who met certain attendance criteria was automatically granted an option to purchase 5,000 shares of our Common Stock. The exercise price of the options granted was equal to the fair market value of the Common Stock on the date of grant, and the options were exercisable not earlier than six months after the date of grant and expire no more than ten years after the date of grant.

In June 2013, May 2012 and June 2011, the Compensation Committee of our board of directors authorized the grant of stock options, time vested restricted stock and long-term performance cash awards to participating employees. Each of the stock options has a ten-year term and has an exercise price equal to the fair market value (as defined in the 2007 Plan) of the Common Stock on the grant date of $62.66, $43.38 and $43.79 per share for the June 2013, May 2012 and June 2011 awards, respectively. The options will vest in annual installments of one-third each, beginning on the first anniversary of the grant date. Restricted stock grants vest at the end of three years. Performance cash awards allow the recipient to receive from 0 to 200% of the target amount at the end of three years depending on whether our total shareholder return meets the minimum return requirements and how our total shareholder return ranks among a peer group over the performance period. The value of the performance cash awards is calculated on a quarterly basis by comparing the performance of our Common Stock, including any dividends paid since the award date, against the peer group and has a maximum potential payout of $14.0 million, $9.3 million and $8.0 million for the June 2013, May 2012 and June 2011 awards, respectively. The total value of the awards is recognized as compensation expense over a three-year vesting period with the recognition amount being adjusted quarterly. Compensation expense related to the performance cash awards during fiscal years 2014, 2013 and 2012 was $8.7 million, $10.2 million and $4.1 million, respectively. Performance cash compensation expense has been allocated to our various business units.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2007, we established a program to allow vesting of outstanding stock options and restricted stock grants and to waive forfeitures of outstanding performance restricted stock units upon retirement if the employee has achieved no less than five consecutive years of employment with the Company, voluntarily terminates employment after the age of 62 and enters into a noncompetition/nonsolicitation agreement in the form approved and provided by the Company. Subsequently, in 2010, we authorized an amendment to allow vesting of outstanding stock options and restricted stock grants, to continue the right to vest in performance cash awards and to waive forfeitures of outstanding performance restricted stock units upon retirement if the employee has accumulated a combined total of age and years of service with the Company of 80, voluntarily terminates employment and enters into a noncompetition/nonsolicitation agreement in the form approved and provided by the Company. Upon retirement, any unexercised options to purchase Common Stock and shares of restricted stock under the 2004 and 2007 Plans will automatically vest and options will remain exercisable for the remainder of the term specified in the applicable award document and any outstanding performance restricted stock units granted under the 2004 or 2007 Plans will not be forfeited solely due to termination of employment, so that the right remains to receive shares of Common Stock if the applicable performance measures are achieved in accordance with the 2004 or 2007 Plans.
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
On November 4, 2013, the compensation committee of our board of directors authorized an amendment to all outstanding awards under the 2004 and 2007 Plans. The amendment modified the provisions of the awards with respect to vesting and exercise of such awards upon the involuntary termination by the Company of the recipient’s employment other than for “Cause” as defined in the recipient’s employment agreement, if any, or as defined in the amendment. The amendment is effective with respect to outstanding awards held by employees who are employed on or after November 4, 2013. The compensation committee retains the discretion to modify or revoke the amendment prospectively and retroactively to the extent such revocation or modification does not have a detrimental impact on an award granted prior to the date of such modification or revocation. If the terms of the amendment conflict with the provisions of an award recipient’s employment agreement, the provisions that are more favorable to the recipient apply. The treatment of awards under the plans pursuant to the amendment is similar to the treatment of awards pursuant to our policy for the treatment of awards upon retirement as described above.  Upon retirement, however, vested stock options will be exercisable for the remainder of their original term, and performance-based restricted stock units will continue to vest on the original time and performance schedule.
Total share-based compensation expense, which includes stock options, restricted stock and restricted stock units, was $15.4 million, $11.9 million and $11.5 million for fiscal years 2014, 2013 and 2012, respectively. Stock-based compensation expense is included in general and administrative expense in the consolidated statements of income and has been allocated to our various business units.
On May 14, 2013, our board of directors approved an amendment and restatement of the 2007 Plan, which was subsequently approved by our stockholders, to (1) increase the number of shares authorized for issuance thereunder from 2,400,000 shares to 5,400,000 shares, (2) change the way shares are counted such that for each full-value share granted after stockholder approval of the amended and restated 2007 Plan, the available shares will be reduced by two shares whereas for each option and stock appreciation right granted thereafter the available shares will be reduced by only one share, (3) reapprove and update the material terms of the 2007 Plan applicable to performance-based awards, (4) increase the maximum share and cash based individual award limits, (5) remove the ten-year term of the 2007 Plan, and (6) make other administrative and updating changes.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of our stock option activity for fiscal year 2014 is presented below:

	Weighted Average Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in thousands)
Outstanding at March 31, 2013	$40.03	1,150,519
Granted	62.66	302,678
Exercised	35.51	(433,608)
Expired or forfeited	51.49	(17,433)
Outstanding at March 31, 2014	48.62	1,002,156	6.95	$15,228
Exercisable at March 31, 2014	43.22	471,431	5.13	$26,956
Stock options granted to employees under the 2004 and 2007 Plans vest ratably over three years on each anniversary from the date of grant and expire ten years from the date of grant. Stock options granted to non-employee directors under the 2003 Director Plans vest after six months.
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
The following table shows the assumptions we used to compute the stock-based compensation expense for stock option grants issued during fiscal years 2014, 2013 and 2012.

	Fiscal Year Ended March 31,
	2014	2013	2012
Risk free interest rate	1.01%	0.75%	1.5%
Expected life (years)	5	5	6
Volatility	48.7%	50.2%	47.1%
Dividend yield	1.60%	1.83%	1.37%
Weighted average grant-date fair value of options granted	$23.77	$16.73	$17.32
Unrecognized stock-based compensation expense related to nonvested stock options was approximately $5.0 million as of March 31, 2014, relating to a total of 530,725 unvested stock options under our stock option plans. We expect to recognize this stock-based compensation expense over a weighted average period of approximately 1.7 years. The total fair value of options vested during fiscal years 2014, 2013 and 2012 was approximately $5.1 million, $3.9 million and $3.1 million, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total intrinsic value, determined as of the date of exercise, of options exercised during fiscal years 2014, 2013 and 2012 was $15.5 million, $6.3 million and $2.2 million, respectively. The total amount of cash we received from option exercises during fiscal years 2014, 2013 and 2012 was $15.4 million, $15.3 million and $5.3 million, respectively. The total tax benefit attributable to options exercised during fiscal years 2014, 2013 and 2012 was $5.4 million, $1.9 million and $0.5 million, respectively.
The excess tax benefits from stock-based compensation for fiscal years 2014, 2013 and 2012 of $5.7 million, $0.5 million and $0.4 million, respectively, are reported on our consolidated statements of cash flows in financing activities. This represents the reduction in the provision for income taxes otherwise payable during the period attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in current and prior periods.
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
The second form of performance restricted stock units fully vest on the third anniversary from the date of grant if the CASR equals or exceeds 3%. Any unvested performance restricted stock units will vest on the fifth anniversary date from the date of grant if the CASR equals or exceeds 3%. Any performance restricted stock units that do not vest on the fifth anniversary from the date of grant will expire. As of March 31, 2014, there were no non-vested restricted stock units.
Additionally, we have restricted stock awards that cliff vest on the third anniversary from the date of grant provided the grantee is still employed by the Company, subject to the Company’s retirement policy.
We record compensation expense for restricted stock units based on an estimate of the service period related to the awards, which is tied to the future performance of our stock over certain time periods under the terms of the award agreements. The estimated service period is reassessed quarterly. Changes in this estimate may cause the timing of expense recognized in future periods to accelerate. Compensation expense related to awards of restricted stock and restricted stock units for fiscal years 2014, 2013 and 2012 was $9.4 million, $7.4 million and $7.2 million, respectively.
The following is a summary of non-vested restricted stock and restricted stock units as of March 31, 2014 and 2013 and changes during fiscal year 2014:

	Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of March 31, 2013	500,029	$38.63
Granted	232,364	64.99
Forfeited	(34,554)	57.30
Vested	(238,122)	35.59
Non-vested as of March 31, 2014	459,717	52.13
Unrecognized stock-based compensation expense related to non-vested restricted stock and restricted stock units was approximately $10.0 million as of March 31, 2014, relating to a total of 459,717 unvested restricted stock and restricted stock units. We expect to recognize this stock-based compensation expense over a weighted average period of approximately 2.0 years.
The Annual Incentive Compensation Plan provides for an annual award of cash bonuses to key employees based primarily on pre-established objective measures of performance. The bonuses related to this plan were $17.2 million, $12.2 million and $9.7 million for fiscal years 2014, 2013 and 2012, respectively. Also, management awarded a one-time bonus to all non-officer employees meeting certain service criteria in March 2013 totaling $3.3 million in the aggregate.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, we have a non-qualified deferred compensation plan for our senior executives. Under the terms of the plan, participants can elect to defer a portion of their compensation for distribution at a later date. In addition, we have the discretion to make annual tax deferred contributions to the plan on the participants’ behalf. We contributed $0.9 million, $0.7 million and $0.6 million to this plan in each of fiscal years 2014, 2013 and 2012, respectively. The assets of the plan are held in a rabbi trust and are subject to our general creditors. As of March 31, 2014, the amount held in trust was $6.6 million.
Retirement of President and Chief Executive Officer — On February 3, 2014, we announced that William E. Chiles will resign as President and Chief Executive Officer of the Company effective upon the conclusion of the 2014 annual meeting of the stockholders of the Company, and he has elected not to run for re-election and will not continue to serve as a director after that meeting. Following his resignation as an officer, Mr. Chiles will remain an employee of the Company and will provide consulting services to the Company.
Jonathan E. Baliff has been appointed President and Chief Executive Officer to succeed Mr. Chiles effective immediately following the resignation of Mr. Chiles as an officer of the Company. We expect to nominate Mr. Baliff as a member of our Board of Directors effective for the term beginning upon the conclusion of the 2014 annual meeting of the stockholders of the Company.
Mr. Chiles and the Company have entered into a Retirement and Consulting Agreement, dated January 30, 2014 (the “Agreement”) to specify the terms of his continued employment with the Company. Upon his resignation as an officer, Mr. Chiles will be entitled to a lump sum cash payment of $3.8 million, which is equivalent to the amount that would be payable as severance under the employment agreement that was in effect prior to the execution of the Agreement. In addition, all outstanding long-term incentive awards other than awards granted in 2014 will fully vest. Under the terms of the Agreement, following his resignation as an officer and ending July 31, 2016, Mr. Chiles will provide consulting services to us relating to the achievement of certain business objectives and matters of strategy. Mr. Chiles is not eligible to receive grants of equity awards following the effective date of his resignation as an officer. The Agreement contains certain restrictive covenants and confidentiality provisions, including non-compete and non-solicitation obligations continuing for 18 months after Mr. Chiles terminates all employment and consulting services with us, and a mutual non-disparagement provision. We recorded compensation expense, included in general and administrative expense, of $1.9 million during fiscal year 2014 related to the Agreement.
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
Other officer separation costs — On March 3, 2014, Mark B. Duncan announced his resignation as Senior Vice President, Commercial of the Company effective March 8, 2014. Mr. Duncan and the Company have entered into a Separation Agreement and Release, dated March 31, 2014 (the “Separation Agreement”) to specify the terms of his resignation from the Company, pursuant to which he will receive benefits generally consistent with the termination without cause terms set forth in his Amended and Restated Employment Agreement dated June 6, 2006, as amended March 10, 2008, and under our Executive Severance Benefits Plan dated November 3, 2010 and Vesting of Awards Upon Involuntary Termination Without Cause Policy dated November 6, 2013. During fiscal year 2014, we recorded compensation expense of $2.9 million (including expense recorded for the acceleration of unvested stock options and restricted stock), included in general and administrative expense related to the Separation Agreement. As part of the Separation Agreement, Mr. Duncan forfeited the retention award granted on February 3, 2014.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — STOCKHOLDERS’ INVESTMENT, EARNINGS PER SHARE AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Stockholders’ Investment
Common Stock — The total number of authorized shares of Common Stock reserved as of March 31, 2014 was 4,454,714. These shares are reserved in connection with our stock-based compensation plans.
The following is a summary of changes in outstanding shares of Common Stock for the years ended March 31, 2014 and 2013:

	Shares	Weighted Average Price Per Share
Outstanding as of March 31, 2012	35,755,317
Exercise of stock options	416,936	$36.67
Issuance of restricted stock and restricted stock units	29,667	51.79
Repurchases of common stock	(24,709)	49.30
Other	(26,572)	39.63
Outstanding as of March 31, 2013	36,150,639
Exercise of stock options	433,608	35.51
Issuance of restricted stock	167,797	67.27
Repurchases of common stock	(1,043,875)	74.40
Other	300	65.09
Outstanding as of March 31, 2014	35,708,469
Restrictions on Foreign Ownership of Common Stock — Under the Federal Aviation Act, it is unlawful to operate certain aircraft for hire within the U.S. unless such aircraft are registered with the Federal Aviation Administration (the “FAA”) and the FAA has issued an operating certificate to the operator. As a general rule, aircraft may be registered under the Federal Aviation Act only if the aircraft are owned or controlled by one or more citizens of the U.S. and an operating certificate may be granted only to a citizen of the U.S. For purposes of these requirements, a corporation is deemed to be a citizen of the U.S. only if, among other things, at least 75% of its voting interests are owned or controlled by U.S. citizens. If persons other than U.S. citizens should come to own or control more than 25% of our voting interest or if any other requirements are not met, we have been advised that our aircraft may be subject to deregistration under the Federal Aviation Act, and we may lose our ability to operate within the U.S. Deregistration of our aircraft for any reason, including foreign ownership in excess of permitted levels, would have a material adverse effect on our ability to conduct operations within our North America and Bristow Academy business units. Therefore, our organizational documents currently provide for the automatic suspension of voting rights of shares of our Common Stock owned or controlled by non-U.S. citizens, and our right to redeem those shares, to the extent necessary to comply with these requirements. As of March 31, 2014, approximately 2,891,000 shares of our Common Stock were held by persons with foreign addresses. These shares represented approximately 8% of our total outstanding common shares as of March 31, 2014. Our foreign ownership may fluctuate on each trading day because our Common Stock and our 3% Convertible Senior notes are publicly traded.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends — We paid quarterly dividends of $0.25 per share during each quarter of fiscal year 2014, $0.20 per share during each quarter of fiscal year 2013 and $0.15 per share during each quarter of fiscal year 2012. On May 16, 2014, our board of directors approved a dividend of $0.32 per share of Common Stock, payable on June 19, 2014 to shareholders of record on June 5, 2014. For fiscal years 2014, 2013 and 2012, we paid dividends totaling $36.3 million, $28.7 million and $21.6 million, respectively, to our stockholders. The declaration of future dividends is at the discretion of our board of directors and subject to our results of operations, financial condition, cash requirements and other factors and restrictions under applicable law and our debt instruments.
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
On November 5, 2013, our board of directors extended the date to repurchase up to $100 million of shares of our Common Stock by another 12 months. During December 2013 and January 2014, we spent $33.5 million to repurchase 445,800 shares of our Common Stock. In February 2014, our board of directors increased the remaining repurchase authority amount to $100 million through November 4, 2014. During February and March 2014, we spent an additional $44.2 million to repurchase 598,075 shares of our Common Stock. Subsequently, from April 1, 2014 through May 16, 2014, we spent another $9.4 million to repurchase 125,983 additional shares of our Common Stock. As of May 16, 2014, we had $46.5 million of remaining repurchase authority, subject to expiration on November 4, 2014.
We recorded the $77.7 million and $1.2 million payments as treasury stock on our consolidated balance sheets as of March 31, 2014 and 2013, respectively. Shares outstanding used to calculate earnings per share during fiscal years 2014, 2013 and 2012 reflect the repurchase of shares when they were delivered.
Earnings per Share
Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per common share excludes options to purchase shares, restricted stock units and restricted stock awards, which were outstanding during the period but were anti-dilutive, as follows:

	Fiscal Year Ended March 31,
	2014	2013	2012
Options:
Outstanding	297,595	469,289	267,669
Weighted average exercise price	$43.59	$43.88	$30.16
Restricted stock units:
Outstanding	—	—	80,978
Weighted average price	$—	$—	$46.82
Restricted stock awards:
Outstanding	7,416	171	—
Weighted average price	$70.90	$48.14	$—

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended March 31,
	2014	2013	2012
Earnings (in thousands):
Income available to common stockholders – basic	$186,737	$130,102	$63,530
Interest expense on assumed conversion of 3% Convertible Senior Notes, net of tax (1)	—	—	—
Income available to common stockholders – diluted	$186,737	$130,102	$63,530
Shares:
Weighted average number of common shares outstanding – basic	36,283,853	36,010,191	36,068,884
Assumed conversion of 3% Convertible Senior Notes outstanding during the period (1)	—	—	—
Net effect of dilutive stock options, restricted stock units and restricted stock awards based on the treasury stock method	412,911	479,821	698,537
Weighted average number of common shares outstanding – diluted	36,696,764	36,490,012	36,767,421
Basic earnings per common share	$5.15	$3.61	$1.76
Diluted earnings per common share	$5.09	$3.57	$1.73
 _________________

(1)
Diluted earnings per common share for fiscal years 2014, 2013 and 2012 excludes a number of potentially dilutive shares determined pursuant to a specified formula initially issuable upon the conversion of our 3% Convertible Senior Notes. The 3% Convertible Senior Notes will be convertible, under certain circumstances, using a net share settlement process, into a combination of cash and our Common Stock. As of March 31, 2014, the base conversion price of the notes was approximately $74.05, based on the base conversion rate of 13.5048 shares of Common Stock per $1,000 principal amount of convertible notes (subject to adjustment in certain circumstances, including the payment of dividends). In general, upon conversion of a note, the holder will receive cash equal to the principal amount of the note and Common Stock to the extent of the note’s conversion value in excess of such principal amount. In addition, if at the time of conversion the applicable price of our Common Stock exceeds the base conversion price, holders will receive up to an additional 8.7781 shares of our Common Stock per $1,000 principal amount of notes, as determined pursuant to a specified formula. Such shares did not impact our calculation of diluted earnings per share for fiscal years 2014, 2013 and 2012 as our average stock price during these periods did not meet or exceed the conversion requirements. See Note 5 for further details.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Income
The following table sets forth the changes in the balances of each component of accumulated other comprehensive income:

	Currency Translation Adjustments	Pension Liability Adjustments (1)	Unrealized loss on cash flow hedges	Total
Balance as of March 31, 2011	$35,543	$(167,810)	$2,150	$(130,117)
Other comprehensive income before reclassification	905	(32,099)	(2,150)	(33,344)
Reclassified from accumulated other comprehensive income	—	4,222	—	4,222
Net current period other comprehensive income	905	(27,877)	(2,150)	(29,122)
Foreign exchange rate impact	(6,098)	6,098	—	—
Balance at March 31, 2012	30,350	(189,589)	—	(159,239)
Other comprehensive income before reclassification	(11,982)	(33,418)	—	(45,400)
Reclassified from accumulated other comprehensive income	—	4,956	—	4,956
Net current period other comprehensive income	(11,982)	(28,462)	—	(40,444)
Foreign exchange rate impact	(3,679)	3,679	—	—
Balance at March 31, 2013	14,689	(214,372)	—	(199,683)
Other comprehensive income before reclassification	19,810	17,063	—	36,873
Reclassified from accumulated other comprehensive income	—	6,304	—	6,304
Net current period other comprehensive income	19,810	23,367	—	43,177
Foreign exchange rate impact	23,313	(23,313)	—	—
Balance at March 31, 2014	$57,812	$(214,318)	$—	$(156,506)
_________________
(1) Reclassification of amounts related to pension liability adjustments are included as a component of net periodic pension cost.

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
The following shows business unit information for fiscal years 2014, 2013 and 2012, and as of March 31, 2014 and 2013, reconciled to consolidated totals, and prepared on the same basis as our consolidated financial statements (in thousands):

	Fiscal Year Ended March 31,
	2014	2013	2012
Business unit gross revenue from external clients:
Europe	$740,316	$619,480	$559,306
West Africa	328,793	296,933	258,258
North America	230,337	226,114	176,797
Australia	168,424	186,752	162,727
Other International	134,021	132,662	145,593
Corporate and other	67,691	46,532	39,122
Total business unit gross revenue	$1,669,582	$1,508,473	$1,341,803
Intra-business unit gross revenue:
Europe	$—	$65	$391
North America	3	283	1,020
Australia	—	—	462
Corporate and other	4,452	1,989	(133)
Total intra-business unit gross revenue	$4,455	$2,337	$1,740
Consolidated gross revenue reconciliation:
Europe	$740,316	$619,545	$559,697
West Africa	328,793	296,933	258,258
North America	230,340	226,397	177,817
Australia	168,424	186,752	163,189
Other International	134,021	132,662	145,593
Corporate and other	72,143	48,521	38,989
Intra-business unit eliminations	(4,455)	(2,337)	(1,740)
Total consolidated gross revenue	$1,669,582	$1,508,473	$1,341,803

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended March 31,
	2014	2013	2012
Earnings from unconsolidated affiliates, net of losses – equity method investments:
Europe (1)	$4,446	$10,517	$11,014
North America	1,053	(736)	—
Other International	3,167	15,261	(2,732)
Total earnings from unconsolidated affiliates, net of losses – equity method investments	$8,666	$25,042	$8,282
Consolidated operating income (loss) reconciliation:
Europe	$114,729	$111,785	$94,277
West Africa	80,053	70,315	63,768
North America	32,255	27,538	8,378
Australia	5,523	25,283	19,840
Other International	33,769	45,201	36,343
Corporate and other	(78,630)	(64,046)	(75,170)
Gain (loss) on disposal of assets	(722)	8,068	(31,670)
Total consolidated operating income	$186,977	$224,144	$115,766
Capital expenditures:
Europe	$38,294	$175,270	$66,016
West Africa	24,324	11,501	13,375
North America	24,427	201,439	53,367
Australia	7,058	3,736	2,421
Other International	28,136	33,147	48,498
Corporate and other (2)	506,374	146,332	142,743
Total capital expenditures	$628,613	$571,425	$326,420
Depreciation and amortization:
Europe	$32,383	$33,101	$34,345
West Africa	13,923	13,077	12,805
North America	23,505	20,193	16,243
Australia	8,728	9,995	11,352
Other International	15,024	17,018	16,660
Corporate and other	2,414	2,900	4,739
Total depreciation and amortization	$95,977	$96,284	$96,144

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,
	2014	2013
Identifiable assets:
Europe	$932,803	$808,568
West Africa	454,161	390,402
North America	487,659	527,710
Australia	260,483	245,757
Other International	579,571	589,361
Corporate and other (3)	683,580	388,894
Total identifiable assets	$3,398,257	$2,950,692

	March 31,
	2014	2013
Investments in unconsolidated affiliates – equity method investments:
Europe	$1,067	$8,569
North America	61,570	60,517
Other International	193,692	196,751
Total investments in unconsolidated affiliates – equity method investments	$256,329	$265,837
___________

(1)	On July 14, 2013, we sold our 50% interest in the FB Entities. See Note 3 for further discussion.

(2)	Includes $494.5 million, $140.1 million and $111.9 million of construction in progress payments that were not allocated to business units in fiscal years 2014, 2013 and 2012, respectively.

(3)
Includes $477.9 million and $222.8 million of construction in progress within property and equipment on our consolidated balance sheets as of March 31, 2014 and 2013, respectively, which primarily represents progress payments on aircraft to be delivered in future periods.

We attribute revenue to various countries based on the location where helicopter services are actually performed. Long-lived assets consist primarily of helicopters and are attributed to various countries based on the physical location of the asset at a given fiscal year-end. Entity-wide information by geographic area is as follows (in thousands):

	Fiscal Year Ended March 31,
	2014	2013	2012
Gross revenue:
United Kingdom	$526,149	$383,398	$345,405
Nigeria	328,793	296,933	258,258
Norway	253,651	249,023	200,926
United States	225,650	237,311	208,931
Australia	168,424	186,752	162,727
Trinidad	51,770	43,763	39,478
Canada	32,895	16,447	—
Malaysia	14,316	25,284	26,416
Other countries	67,934	69,562	99,662
	$1,669,582	$1,508,473	$1,341,803

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,
	2014	2013
Long-lived assets:
United Kingdom	$544,113	$394,557
Nigeria	256,239	242,095
Canada	199,861	211,316
Australia	188,370	180,914
Norway	155,690	162,591
United States	128,124	183,890
Brazil	123,439	113,562
Malaysia	61,104	101,764
Trinidad	64,520	51,004
Tanzania	42,589	—
Other countries	26,769	56,562
Construction in progress attributable to aircraft (1)	477,933	222,817
	$2,268,751	$1,921,072
___________

(1)	These costs have been disclosed separately as the physical location where the aircraft will ultimately be operated is subject to change.
During fiscal year 2014, we conducted operations in over 20 countries. Due to the nature of our principal assets, aircraft are regularly and routinely moved between operating areas (both domestic and foreign) to meet changes in market and operating conditions. During fiscal years 2014, 2013 and 2012 the aggregate activities of one major integrated oil and gas company accounted for 13%, 13% and 12%, respectively, of our consolidated gross revenue. No other client accounted for 10% or more of our consolidated gross revenue during those periods. During fiscal year 2014, our top ten clients accounted for 61.3% of consolidated gross revenue.

Note 13 — QUARTERLY FINANCIAL INFORMATION (Unaudited)

	Fiscal Quarter Ended
	June 30(1)(2)	September 30 (3)(4)	December 31 (5)(6)	March 31 (7)(8)
	(In thousands, except per share amounts)
Fiscal Year 2014
Gross revenue	$398,994	$417,328	$412,335	$440,925
Operating income (9)	56,119	53,935	29,502	47,421
Net income attributable to Bristow Group (9)	26,886	110,606	18,927	30,318
Earnings per share:
Basic	$0.74	$3.04	$0.52	$0.84
Diluted	$0.74	$3.01	$0.51	$0.83
Fiscal Year 2013
Gross revenue	$362,608	$365,754	$388,469	$391,642
Operating income (9)	39,993	47,328	74,120	62,703
Net income attributable to Bristow Group (9)	23,662	29,668	36,392	40,380
Earnings per share:
Basic	$0.66	$0.83	$1.01	$1.12
Diluted	$0.65	$0.82	$1.00	$1.11
 __________

(1)
Net income and diluted earnings per share for the fiscal quarter ended June 30, 2013 included a decrease of $8.3 million and $0.23 per share, respectively, as a result of the cancellation of a potential financing. Operating income, net income and diluted earnings per share for the fiscal quarter ended June 30, 2013 included a decrease of $0.8 million, $0.5 million and $0.01, respectively, due to an impairment of inventories.

(2)
Operating income, net income and diluted earnings per share for the fiscal quarter ended June 30, 2012 included a decrease of $2.2 million, $1.7 million, and $0.05, respectively, as a result of severance costs recorded relating to the termination of a contract in the Southern North Sea.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)
Operating income, net income and diluted earnings per share for the fiscal quarter ended September 30, 2013 included: (a) a decrease of $1.5 million, $1.0 million and $0.03, respectively, due to the impairment of inventories as a result of our review of excess inventory on aircraft model types we ceased ownership of or classified all or a significant portion as held for sale and (b) a decrease of $0.5 million, $0.4 million and $0.01, respectively, related to the planned closure of our Alaska operations (primarily severance and retention expense included in direct costs and general and administrative expense).

(4)
Operating income, net income and diluted earnings per share for the fiscal quarter ended September 30, 2012 included an increase of $2.3 million, $1.5 million, and $0.04, respectively, as a result of the correction of a calculation error related to foreign currency derivative transactions impacting our earnings from Líder.

(5)
Operating income, net income and diluted earnings per share for the fiscal quarter ended December 31, 2013 included: (a) a decrease of $2.1 million, $1.4 million and $0.04, respectively, from North America restructuring, (b) a decrease of $2.1 million, $1.6 million and $0.04, respectively, for severance costs as a result of a termination of a contract in the Southern North Sea and (c) a decrease of $19.3 million, $12.6 million and $0.34, respectively, in lower earnings from Líder for additional tax charges resulting primarily from a tax amnesty payment Líder made to the Brazilian government.

(6)
Net income and diluted earnings per share for the fiscal quarter ended December 31, 2012 included: (a) a decrease of $11.4 million and $0.31, respectively, from the early retirement of the 7  ½% Senior Notes resulting from a $14.9 million early redemption premium and fees (included in extinguishment of debt) and the write-off of $2.6 million of unamortized debt issuance costs (included in interest expense) and (b) a decrease of $1.0 million and $0.03, respectively, due to the write-off of deferred financing fees related to the early payments made on the 364-Day Term Loan.

(7)
Operating income, net income and diluted earnings per share for the fiscal quarter ended March 31, 2014 included: (a) a decrease of $0.8 million, $0.5 million and $0.01 per share, respectively, from North America restructuring, (b) a decrease of $4.8 million, $3.1 million and $0.09 per share, respectively, for CEO succession and officer separation costs, (c) a decrease of $8.6 million, $6.6 million and $0.18 per share, respectively, for higher insurance premiums due to a fire in Nigeria, (d) a decrease of $0.6 million, $0.4 million and $0.01 per share, respectively, for Mexico goodwill impairment, (e) an increase of $4.2 million, $2.8 million and $0.08 per share, respectively, for higher earnings from Líder an adjustment to tax charges recorded during the three months ended December 31, 2013 and a tax indemnity payment resulting from a tax amnesty payment Líder made to the Brazilian government and (f) a decrease of $10.5 million, $8.4 million and $0.23 per share, respectively, due to the impairment of inventories as a result of our review of excess inventory on aircraft model types we ceased ownership of or plan to dispose of over the next two fiscal years.

(8)
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

(9)
The fiscal quarters ended June 30, September 30 and December 31, 2013, and March 31, 2014 included $(1.7) million, $(3.1) million, $4.0 million and $0.1 million, respectively in gain (loss) on disposal of assets included in operating income which also increased (decreased) net income by $(1.3) million, $(2.4) million, $3.1 million and $0.1 million, respectively, and diluted earnings per share by $(0.04), $(0.07), $0.09 and zero, respectively. The fiscal quarters ended June 30, September 30 and December 31, 2012, and March 31, 2013 included $(5.3) million, $(1.3) million, $7.4 million and $7.2 million, respectively, in gains (loss) on disposal of assets included in operating income which also increased (decreased) net income by $(4.2) million, $(1.0) million, $6.1 million and $5.5 million, respectively, and diluted earnings per share by $(0.12), $(0.03), $0.17 and $0.15, respectively.

Note 14 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
In connection with the issuance of the 7  1/2% Senior Notes (which we tendered and redeemed during fiscal year 2013), the 6  1/4% Senior Notes and the 3% Convertible Senior Notes, the Guarantor Subsidiaries fully, unconditionally, jointly and severally guaranteed the payment obligations under these notes. The following supplemental financial information sets forth, on a consolidating basis, the balance sheets, statements of income, statements of comprehensive income and statements of cash flows for Bristow Group Inc. (“Parent Company Only”), for the Guarantor Subsidiaries and for our other subsidiaries (the “Non-Guarantor Subsidiaries”). We have not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Income
Fiscal Year Ended March 31, 2014

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$—	$303,878	$1,365,704	$—	$1,669,582
Intercompany revenue	14,754	78,576	—	(93,330)	—
	14,754	382,454	1,365,704	(93,330)	1,669,582
Operating expense:
Direct cost and reimbursable expense	—	219,873	966,259	—	1,186,132
Intercompany expenses	—	—	93,330	(93,330)	—
Impairment of inventories	—	6,988	5,681	—	12,669
Depreciation and amortization	2,835	43,052	50,090	—	95,977
General and administrative	64,891	33,925	100,998	—	199,814
	67,726	303,838	1,216,358	(93,330)	1,494,592

Gain (loss) on disposal of assets	(45)	4,312	(4,989)	—	(722)
Earnings from unconsolidated affiliates, net of losses	189,209	—	12,666	(189,166)	12,709
Operating income	136,192	82,928	157,023	(189,166)	186,977

Interest income	127,142	3	1,710	(127,135)	1,720
Interest expense	(47,170)	(4,788)	(120,115)	127,135	(44,938)
Gain on sale of unconsolidated affiliate	—	—	103,924	—	103,924
Other income (expense), net	(174)	(342)	(2,176)	—	(2,692)

Income from continuing operations before provision for income taxes	215,990	77,801	140,366	(189,166)	244,991
Allocation of consolidated income taxes	(29,193)	(6,292)	(21,727)	—	(57,212)
Net income	186,797	71,509	118,639	(189,166)	187,779

Net income attributable to noncontrolling interests	(60)	—	(982)	—	(1,042)
Net income attributable to Bristow Group	$186,737	$71,509	$117,657	$(189,166)	$186,737

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Comprehensive Income
Fiscal Year Ended March 31, 2014

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
		(In thousands)
Net income	$186,797	$71,509	$118,639	$(189,166)	$187,779
Other comprehensive income (loss):
Currency translation adjustments	8,173	—	(40,402)	50,958	18,729
Pension liability adjustment	—	—	23,367	—	23,367
Total comprehensive income	194,970	71,509	101,604	(138,208)	229,875

Net (income) loss attributable to noncontrolling interests	(60)	—	(982)	—	(1,042)
Currency translation adjustments attributable to noncontrolling interests	—	—	1,081	—	1,081
Total comprehensive income attributable to noncontrolling interests	(60)	—	99	—	39
Total comprehensive income attributable to Bristow Group	$194,910	$71,509	$101,703	$(138,208)	$229,914

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Balance Sheet
As of March 31, 2014

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,640	$—	$200,147	$(446)	$204,341
Accounts receivable	32,280	104,155	310,288	(149,280)	297,443
Inventories	—	40,864	96,599	—	137,463
Assets held for sale	—	8,505	20,771	—	29,276
Prepaid expenses and other current assets	3,882	3,258	45,944	—	53,084
Total current assets	40,802	156,782	673,749	(149,726)	721,607

Intercompany investment	1,273,337	111,435	—	(1,384,772)	—
Investment in unconsolidated affiliates	—	—	262,615	—	262,615
Intercompany notes receivable	1,286,354	—	—	(1,286,354)	—
Property and equipment - at cost:
Land and buildings	977	49,499	95,497	—	145,973
Aircraft and equipment	64,094	1,357,126	1,224,930	—	2,646,150
	65,071	1,406,625	1,320,427	—	2,792,123
Less: Accumulated depreciation and amortization	(13,057)	(211,385)	(298,930)	—	(523,372)
	52,014	1,195,240	1,021,497	—	2,268,751
Goodwill	—	4,755	51,925	—	56,680
Other assets	204,679	1,462	50,392	(167,929)	88,604
Total assets	$2,857,186	$1,469,674	$2,060,178	$(2,988,781)	$3,398,257

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$8,298	$67,728	$157,297	$(143,505)	$89,818
Accrued liabilities	36,442	32,084	141,423	(5,451)	204,498
Deferred taxes	(7,640)	(1,342)	21,354	—	12,372
Short-term borrowings and current maturities of long-term debt	4,543	—	9,664	—	14,207
Deferred sale leaseback advance	—	136,930	—	—	136,930
Total current liabilities	41,643	235,400	329,738	(148,956)	457,825

Long-term debt, less current maturities	805,965	—	21,130	—	827,095
Intercompany notes payable	—	378,983	1,076,292	(1,455,275)	—
Accrued pension liabilities	—	—	86,823	—	86,823
Other liabilities and deferred credits	13,750	37,876	26,500	—	78,126
Deferred taxes	144,461	9,472	15,586	—	169,519
Temporary equity	—	—	22,283	—	22,283
Stockholders’ investment:
Common stock	373	4,996	22,876	(27,872)	373
Additional paid-in-capital	762,813	9,291	270,905	(280,196)	762,813
Retained earnings	1,245,220	793,656	177,159	(970,815)	1,245,220
Accumulated other comprehensive income (loss)	(54,719)	—	3,880	(105,667)	(156,506)
Treasury stock	(103,965)	—	—	—	(103,965)
Total Bristow Group stockholders’ investment	1,849,722	807,943	474,820	(1,384,550)	1,747,935
Noncontrolling interests	1,645	—	7,006	—	8,651
Total stockholders’ investment	1,851,367	807,943	481,826	(1,384,550)	1,756,586
Total liabilities and stockholders’ investment	$2,857,186	$1,469,674	$2,060,178	$(2,988,781)	$3,398,257

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended March 31, 2014

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(48,173)	$107,059	$173,654	$(446)	$232,094

Cash flows from investing activities:
Capital expenditures	(33,197)	(482,786)	(246,868)	134,238	(628,613)
Acquisitions, net of cash received	—	—	(39,850)	—	(39,850)
Proceeds from sale of unconsolidated affiliate	—	—	112,210	—	112,210
Proceeds from asset dispositions	—	284,042	140,147	(134,238)	289,951
Net cash used in investing activities	(33,197)	(198,744)	(34,361)	—	(266,302)

Cash flows from financing activities:
Proceeds from borrowings	528,600	—	4,464	—	533,064
Payment of contingent consideration	—	—	(6,000)	—	(6,000)
Debt issuance costs	(15,523)	—	—	—	(15,523)
Repayment of debt and debt redemption premiums	(508,060)	—	(4,432)	—	(512,492)
Proceeds from assignment of aircraft purchase agreements	—	106,113	—	—	106,113
Partial prepayment of put/call obligation	(57)	—	—	—	(57)
Acquisition of noncontrolling interest	—	—	(2,078)	—	(2,078)
Repurchase of Common Stock	(77,661)	—	—	—	(77,661)
Dividends paid	(33,254)	34	(3,100)	—	(36,320)
Increases (decreases) in cash related to intercompany advances and debt	138,991	(19,832)	(119,159)	—	—
Issuance of Common Stock	15,398	—	—	—	15,398
Tax benefit related to stock-based compensation	5,723	—	—	—	5,723
Net cash provided by (used in) financing activities	54,157	86,315	(130,305)	—	10,167
Effect of exchange rate changes on cash and cash equivalents	—	—	12,759	—	12,759
Net increase (decrease) in cash and cash equivalents	(27,213)	(5,370)	21,747	(446)	(11,282)
Cash and cash equivalents at beginning of period	31,853	5,370	178,400	—	215,623
Cash and cash equivalents at end of period	$4,640	$—	$200,147	$(446)	$204,341

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Income
Fiscal Year Ended March 31, 2013

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$—	$300,731	$1,207,742	$—	$1,508,473
Intercompany revenue	12,537	66,625	—	(79,162)	—
	12,537	367,356	1,207,742	(79,162)	1,508,473
Operating expense:
Direct cost and reimbursable expense	—	208,995	848,799	—	1,057,794
Intercompany expenses	—	—	79,162	(79,162)	—
Depreciation and amortization	4,588	38,851	52,845	—	96,284
General and administrative	52,968	29,252	81,169	—	163,389
	57,556	277,098	1,061,975	(79,162)	1,317,467

Gain on disposal of assets	—	2,474	5,594	—	8,068
Earnings from unconsolidated affiliates, net of losses	123,586	—	25,070	(123,586)	25,070
Operating income	78,567	92,732	176,431	(123,586)	224,144

Interest income	115,276	17	704	(115,209)	788
Interest expense	(44,844)	—	(112,811)	115,209	(42,446)
Extinguishment of debt	(14,932)	—	—	—	(14,932)
Other income (expense), net	94	103	(1,074)	—	(877)

Income before provision for income taxes	134,161	92,852	63,250	(123,586)	166,677
Allocation of consolidated income taxes	(3,996)	(6,070)	(24,936)	—	(35,002)
Net income	130,165	86,782	38,314	(123,586)	131,675
Net income attributable to noncontrolling interests	(63)	—	(1,510)	—	(1,573)
Net income attributable to Bristow Group	$130,102	$86,782	$36,804	$(123,586)	$130,102

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Comprehensive Income
Fiscal Year Ended March 31, 2013

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
		(In thousands)
Net income	$130,165	$86,782	$38,314	$(123,586)	$131,675
Other comprehensive income (loss):
Currency translation adjustments	(1,186)	—	(6,383)	(4,413)	(11,982)
Pension liability adjustment	—	—	(28,462)	—	(28,462)
Total comprehensive income (loss)	128,979	86,782	3,469	(127,999)	91,231

Net (income) loss attributable to noncontrolling interests	(63)	—	(1,510)	—	(1,573)
Total comprehensive (income) loss attributable to noncontrolling interests	(63)	—	(1,510)	—	(1,573)
Total comprehensive income (loss) attributable to Bristow Group	$128,916	$86,782	$1,959	$(127,999)	$89,658

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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended March 31, 2013

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(45,184)	$156,371	$155,577	$—	$266,764

Cash flows from investing activities:
Capital expenditures	(17,532)	(503,120)	(202,633)	151,860	(571,425)
Proceeds from asset dispositions	—	185,876	280,831	(151,860)	314,847
Investment in unconsolidated affiliates	—	—	(51,179)	—	(51,179)
Net cash used in investing activities	(17,532)	(317,244)	27,019	—	(307,757)

Cash flows from financing activities:
Proceeds from borrowings	675,000	—	449	—	675,449
Debt issuance costs	(10,344)	—	—	—	(10,344)
Repayment of debt and debt redemption premiums	(663,921)	—	—	—	(663,921)
Dividends paid	(11,242)	(12,955)	(4,537)	—	(28,734)
Increases (decreases) in cash related to intercompany advances and debt	13,960	176,043	(190,003)	—	—
Partial prepayment of put/call obligation	(63)	—	—	—	(63)
Repurchase of Common Stock	(1,219)	—	—	—	(1,219)
Tax benefit related to exercise of stock options	500	—	—		500
Issuance of Common Stock	15,289	—	—	—	15,289
Net cash provided by (used in) financing activities	17,960	163,088	(194,091)	—	(13,043)
Effect of exchange rate changes on cash and cash equivalents	—	—	8,109	—	8,109
Net increase (decrease) in cash and cash equivalents	(44,756)	2,215	(3,386)	—	(45,927)
Cash and cash equivalents at beginning of period	76,609	3,155	181,786	—	261,550
Cash and cash equivalents at end of period	$31,853	$5,370	$178,400	$—	$215,623

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Income
Fiscal Year Ended March 31, 2012

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$—	$258,525	$1,083,278	$—	$1,341,803
Intercompany revenue	4,981	59,708	—	(64,689)	—
	4,981	318,233	1,083,278	(64,689)	1,341,803
Operating expense:
Direct cost and reimbursable expense	—	184,258	763,392	—	947,650
Intercompany expenses	—	—	64,689	(64,689)	—
Impairment of inventories	—	9,212	16,707	—	25,919
Depreciation and amortization	3,687	36,185	56,272	—	96,144
General and administrative	39,747	20,595	74,991	—	135,333
	43,434	250,250	976,051	(64,689)	1,205,046

Gain on disposal of assets	(6)	1,705	(33,369)	—	(31,670)
Earnings from unconsolidated affiliates, net of losses	43,626	—	8,679	(41,626)	10,679
Operating income	5,167	69,688	82,537	(41,626)	115,766

Interest income	96,792	200	517	(96,949)	560
Interest expense	(37,856)	—	(97,223)	96,949	(38,130)
Other income (expense), net	25	100	1,121	—	1,246

Income from continuing operations before provision for income taxes	64,128	69,988	(13,048)	(41,626)	79,442
Allocation of consolidated income taxes	(533)	(7,887)	(5,781)	—	(14,201)
Net income	63,595	62,101	(18,829)	(41,626)	65,241
Net income attributable to noncontrolling interests	(65)	—	(1,646)	—	(1,711)
Net income attributable to Bristow Group	$63,530	$62,101	$(20,475)	$(41,626)	$63,530

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Comprehensive Income
Fiscal Year Ended March 31, 2012

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
		(In thousands)
Net income	$63,595	$62,101	$(18,829)	$(41,626)	$65,241
Other comprehensive income (loss):
Currency translation adjustments	1,480	—	(13,037)	12,462	905
Pension liability adjustment	—	—	(27,877)	—	(27,877)
Unrealized gain on cash flow hedges	—	—	(2,150)	—	(2,150)
Total comprehensive income	65,075	62,101	(61,893)	(29,164)	36,119

Net (income) loss attributable to noncontrolling interests	(65)	—	(1,646)	—	(1,711)
Total comprehensive (income) loss attributable to noncontrolling interests	(65)	—	(1,646)	—	(1,711)
Total comprehensive income attributable to Bristow Group	$65,010	$62,101	$(63,539)	$(29,164)	$34,408

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended March 31, 2012

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(31,226)	$91,773	$170,800	$—	$231,347

Cash flows from investing activities:
Capital expenditures	(2,710)	(230,858)	(92,852)	—	(326,420)
Deposits on assets held for sale	—	—	200	—	200
Proceeds from asset dispositions	—	173,603	66,240	—	239,843
Investment in unconsolidated affiliates	(2,378)	—	—	—	(2,378)
Net cash used in investing activities	(5,088)	(57,255)	(26,412)	—	(88,755)

Cash flows from financing activities:
Proceeds from borrowings	159,300	—	693	—	159,993
Debt issuance costs	(871)	—	—	—	(871)
Repayment of debt and debt redemption premiums	(95,290)	—	(18,129)	—	(113,419)
Increases (decreases) in cash related to intercompany advances and debt	15,429	(11,407)	(4,022)	—	—
Dividends paid	29,781	(24,927)	(26,470)	—	(21,616)
Partial prepayment of put/call obligation	(63)	—	—	—	(63)
Acquisition of noncontrolling interest	—	(262)	—	—	(262)
Repurchase of Common Stock	(25,085)	—	—	—	(25,085)
Issuance of Common Stock	5,293	—	—	—	5,293
Tax benefit related to stock-based compensation	354	—	—	—	354
Net cash provided by (used in) financing activities	88,848	(36,596)	(47,928)	—	4,324
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,727)	—	(1,727)
Net increase in cash and cash equivalents	52,534	(2,078)	94,733	—	145,189
Cash and cash equivalents at beginning of period	24,075	5,233	87,053	—	116,361
Cash and cash equivalents at end of period	$76,609	$3,155	$181,786	$—	$261,550

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation under the supervision of and with the participation of our management, including William E. Chiles, our Chief Executive Officer (“CEO”), and Jonathan E. Baliff, our Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2014. Based on that evaluation, our CEO and CFO concluded that such disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and such information is accumulated and communicated to our management as appropriate to allow for timely decisions regarding required disclosure under the Exchange Act.
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
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2014. The assessment was based on criteria established in the framework Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on this assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2014.
The effectiveness of the Company’s internal control over financial reporting as of March 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report included herein.
The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of the Company’s consolidated operations except for the operations of Eastern Airways. As described elsewhere in this Annual Report on Form 10-K, we acquired Eastern Airways on February 6, 2014. We are in the process of integrating the acquired business. The process of integrating Eastern Airways into our evaluation of internal control over financial reporting may result in future changes to our internal controls. Eastern Airways’ operations represent 1.3% of the Company’s consolidated revenues for the fiscal year ended March 31, 2014 and assets associated with Eastern Airways' operations represent 3.3% of the Company’s consolidated total assets as of March 31, 2014.
MATERIAL CHANGES IN INTERNAL CONTROL
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Bristow Group Inc.:
We have audited Bristow Group Inc.’s (“the Company”) internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Bristow Group Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of the Company's consolidated operations except for the operations of Eastern Airways International Limited (“Eastern Airways”), which the Company acquired on February 6, 2014. Eastern Airways' operations represent 1.3% of the Company's consolidated revenues for the fiscal year ended March 31, 2014 and assets associated with Eastern Airways' operations represent 3.3% of the Company's consolidated total assets as of March 31, 2014. Our audit of internal control over financial reporting of Bristow Group Inc. and subsidiaries also excluded an evaluation of the internal control over financial reporting of Eastern Airways' operations.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bristow Group Inc. and subsidiaries as of March 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ investment for each of the years in the three-year period ended March 31, 2014, and our report dated May 21, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Houston, Texas
May 21, 2014

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our fiscal year 2014 annual meeting of stockholders under the captions “Corporate Governance,” “Committees of the Board of Directors,” and “Executive Officers of the Registrant” and is incorporated into this document by reference.
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
Item 11. Executive Compensation
The information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our fiscal year 2014 annual meeting of stockholders under the caption “Director and Executive Officer Compensation” and, except as specified in the following sentence, is incorporated into this document by reference. Information in our fiscal year 2014 proxy statement not deemed to be “soliciting material” or “filed” with the SEC under its rules, including the Report of the Compensation Committee on Executive Compensation and the Report of the Audit Committee is not and shall not be deemed to be incorporated by reference into this report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our fiscal year 2014 annual meeting of stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated into this document by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 appears in Items 11 and 12 of this report.
Item 14. Principal Accounting Fees and Services
The information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our fiscal year 2014 annual meeting of stockholders under the caption “Approval and Ratification of the Company’s Independent Auditors” and is incorporated into this document by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) (1) Financial Statements —
(a) (2) Financial Statement Schedules
All schedules have been omitted because the information required is included in the financial statements or notes or have been omitted because they are not applicable or not required.
(a) (3) Exhibits

		Incorporated by Reference to
	Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(2)	Share and Asset Purchase Agreement, dated as of August 31, 2012, by and among the Bristow Group Inc., Kenlor Investments Ltd., VIH Aviation Group, Ltd., VIH Helicopters USA, Inc., CGSCH Enterprises Ltd., Cougar Aviation Ltd., Cougar Helicopters Inc., BHNA Holdings Inc., Bristow Canada Holdings Inc., Bristow Canadian Real Estate Company Inc., and Kenneth Norie.	001-31617	8-K	October 4, 2012	2.1
(3)	Articles of Incorporation and By-law.
	(1) Restated Certificate of Incorporation of the Bristow Group Inc. dated August 2, 2007.	001-31617	10-Q	August 2, 2007	3.1
	(2) Amended and Restated By-laws of Bristow Group Inc.	001-31617	8-K	March 10, 2014	3.1
(4)	Instruments defining the rights of security holders, including indentures.
	(1) Registration Rights Agreement dated December 19, 1996, between the Company and Caledonia Industrial & Services Limited.	0-5232	10-Q	February 14, 1997	4(3)
	(2) Indenture, dated as of June 17, 2008, among Bristow Group Inc., the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee (the “Base Indenture”).	001-31617	8-K	June 17, 2008	4.1
	(3) First Supplemental Indenture to the 2008 Base Indenture.	001-31617	8-K	June 17, 2008	4.2
	(4) Second Supplemental Indenture to the 2008 Base Indenture.	001-31617	8-K	October 4, 2012	10.4
	(5) Third Supplemental Indenture to the 2008 Base Indenture.	001-31617	8-K	October 12, 2012	10.6
(10)	(1) Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan, as amended.*	333-100017	S-8	September 23, 2002	4.12
	(2) Offshore Logistics, Inc. Deferred Compensation Plan. *	001-31617	10-K	June 8, 2004	10(18)
	(3) Offshore Logistics, Inc. 2003 Nonqualified Stock Option Plan for Non-employee Directors. *	333-115473	S-8	May 13, 2004	4(12)

	Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(4) Offshore Logistics, Inc. 2004 Stock Incentive Plan.*	001-31617	10-Q	November 4, 2004	10(1)
(5) Employment Agreement with Richard Burman dated October 15, 2004. *	001-31617	10-K	December 16, 2005	10(27)
(6) Form of Stock Option Agreement. *	001-31617	8-K/A	February 3, 2006	10(2)

(7)     Form of Aircraft Lease agreement between CFS Air, LLC and Air Logistics, L.L.C. (a Schedule I has been filed as part of this exhibit setting forth certain terms omitted from the Form of Aircraft Lease Agreement).
	001-31617	10-Q	February 9, 2006	10(2)
(8) Employment Agreement with Randall A. Stafford dated May 22, 2006.*	001-31617	8-K	May 25, 2006	10(1)
(9) Amended and restated Employment Agreement between Bristow Group Inc. and William E. Chiles dated June 6, 2006.*	001-31617	8-K	June 8, 2006	10(1)
(10) Amended and restated Employment Agreement between Bristow Group Inc. and Mark Duncan dated June 6, 2006.*	001-31617	8-K	June 8, 2006	10(2)
(11) Form of Stock Option Agreement under 2003 Nonqualified Stock Option Plan for Non-employee Directors.*	001-31617	8-K	August 7, 2006	10(3)
(12) S-92 New Helicopter Sales Agreement dated as of May 19, 2006 between Bristow Group Inc. and Sikorsky Aircraft Corporation.+	001-31617	8-K	August 8, 2006	10(1)
(13) Bristow Group Inc. Form of Severance Benefit Agreement.*	001-31617	8-K	February 22, 2007	10(1)
(14) Amendment to Employment Agreement with Richard Burman.*	001-31617	8-K	April 26, 2007	10(1)
(15) William E. Chiles Restricted Stock Award Documents. *	001-31617	8-K	May 8, 2007	10(3)
(16) William E. Chiles Restricted Stock Award Document. *	001-31617	8-K/A	June 4, 2007	10.3
(17) Form of Employee Performance Restricted Stock Unit Award Letter under the Bristow Group Inc. 2004 Stock Incentive Plan. *	001-31617	8-K	May 24, 2007	10.1
(18) Form of Employee Nonqualified Stock Option Award Letter under the Bristow Group Inc. 2004 Stock Incentive Plan. *	001-31617	8-K	May 24, 2007	10.2
(19) Form of Employee Performance Restricted Stock Unit Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	May 24, 2007	10.3
(20) Form of Employee Nonqualified Stock Option Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	May 24, 2007	10.4
(21) Bristow Group Inc. 2007 Long Term Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Form DEF14A filed with the SEC on June 21, 2013). *	001-31617	DEF 14A	June 21, 2013	A
(22) Amendment to Employment Agreement dated March 10, 2008 by and between Bristow Group Inc. and William E. Chiles.*	001-31617	8-K	March 13, 2008	10.1
(23) Amendment to Employment Agreement dated March 10, 2008 by and between Bristow Group Inc. and Mark B. Duncan. *	001-31617	8-K	March 13, 2008	10.3
(24) Form of Employee Non-Qualified Stock Option Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	June 6, 2008	10.1

	Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(25) Form of Employee Restricted Stock Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	June 6, 2008	10.2
(26) Form of Employee Performance Cash Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	June 6, 2008	10.3
(27) Common Stock Purchase Agreement.	001-31617	8-K	June 17, 2008	10.1
(28) Form of Outside Director Restricted Stock Unit Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	August 8, 2008	10.1
(29) Amendment to Form of Aircraft Lease agreement between CFS Air, LLC and Air Logistics, L.L.C.	001-31617	10-Q	November 5, 2008	10.2
(30) 2009 Amendment to Employment Agreement of Mr. Richard Burman. *	001-31617	8-K	February 3, 2009	10.1
(31) Form of Stock Option Award Letter. *	001-31617	8-K	June 10, 2009	10.1
(32) Form of Restricted Stock Award Letter. *	001-31617	8-K	June 10, 2009	10.2
(33) Form of Performance Cash Award Letter. *	001-31617	8-K	June 10, 2009	10.3
(34) Líder Aviação Holding S.A. Shareholders Agreement dated May 26, 2009. +	001-31617	10-Q	August 6, 2009	10.1
(35) Amendment No. 1 to 2007 Bristow Group Inc. 2007 Long Term Incentive Plan.*	001-31617	10-K	May 21, 2010	10(69)
(36) Form of 2010 Stock Option Award Letter. *	001-31617	8-K	June 15, 2010	10.1
(37) Form of 2010 Restricted Stock Award Letter. *	001-31617	8-K	June 15, 2010	10.2
(38) Form of 2010 Restricted Stock (Retention) Award Letter. *	001-31617	8-K	June 15, 2010	10.3
(39) Form of 2010 Performance Cash Award Letter. *	001-31617	8-K	June 15, 2010	10.4
(40) Employment Agreement with Jonathan E. Baliff dated September 12, 2010. *	001-31617	8-K	September 12, 2010	10.1
(41) Indemnity Agreement with Stephen King.	001-31617	8-K	February 7, 2011	10.1
(42) Severance Benefits Agreement with Hilary S. Ware dated November 4, 2010. *	001-31617	8-K	May 20, 2011	10(77)
(43) Form of 2011 Stock Option Award Letter. *	001-31617	8-K	June 14, 2011	10.1
(44) Form of 2011 Restricted Stock Award Letter. *	001-31617	8-K	June 14, 2011	10.2
(45) Form of 2011 Performance Cash Award Letter. *	001-31617	8-K	June 14, 2011	10.3
(46) Bristow Group Inc. Fiscal Year 2012 Annual Incentive Compensation Plan. *	001-31617	8-K	June 14, 2011	10.4
(47) Form of Outside Director Restricted Cash Award Letter. *	001-31617	8-K	August 5, 2011	10.1
(48) Indemnity Agreement with Mathew Masters	001-31617	8-K	November 1, 2011	10.1
(49) Amended and Restated Revolving Credit and Term Loan Agreement, dated November 22, 2010	001-31617	10-Q	February 2, 2011	10.2

	Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(50) First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 22, 2011.	001-31617	8-K	December 28, 2011	10.1
(51) Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of October 1, 2012.	001-31617	8-K	October 4, 2012	10.2
(52) Fourth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of March 14, 2014.	001-31617	8-K	March 14, 2014	10.1
(53) Third Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of April 29, 2013.	001-31617	8-K	April 29, 2014	10.1
(54) Retirement & Compromise Agreement, between Bristow and Richard Burman, dated March 16, 2012.	001-31617	8-K	March 22, 2012	10.1
(55) Amended and Restated Severance Benefits Agreement between Bristow Group Inc. and Jeremy Akel, dated April 10, 2012. *	001-31617	8-K	April 10, 2012	10.1
(56) Indemnity Agreement with Lori Gobillot.	001-31617	8-K	May 1, 2012	10.1
(57) Form of 2012 Stock Option Award Letter. *	001-31617	8-K	May 25, 2012	10.1
(58) Form of 2012 Restricted Stock Award Letter. *	001-31617	8-K	May 25, 2012	10.2
(59) Form of 2012 Performance Cash Award Letter. *	001-31617	8-K	May 25, 2012	10.3
(60) Bristow Group Inc. Fiscal Year 2013 Annual Incentive Compensation Plan. *	001-31617	8-K	May 25, 2012	10.4
(61) Term Loan and Credit Agreement dated as of October 1, 2012.	001-31617	8-K	October 4, 2012	10.1
(62) Form of Unanimous Shareholder Agreement, by and among Bristow Group Inc., Kenneth Norie, Cougar Helicopters Inc., and the other parties signatory thereto.	001-31617	8-K	October 4, 2012	10.7
(63) S-92 New Helicopter Sales Agreement dated as of November 7, 2012, between Bristow Group Inc. and Sikorsky Aircraft Corporation. +	001-31617	10-Q/A	April 8, 2013	10.1
(64) U.K. Search & Rescue Helicopter Service Contract dated as of March 26, 2013, between Bristow Helicopters and U.K. Department for Transport. +	001-31617	10-K/A	November 7, 2013	10.69
(65) Form of 2013 Stock Option Award Letter. *	001-31617	8-K	June 10, 2013	10.1
(66) Form of 2013 Restricted Stock Award Letter. *	001-31617	8-K	June 10, 2013	10.2
(67) Form of 2013 Performance Cash Award Letter. *	001-31617	8-K	June 10, 2013	10.3
(68) Bristow Group Inc. Fiscal Year 2014 Annual Incentive Compensation Plan. *	001-31617	8-K	June 10, 2013	10.4
(69) Letter regarding treatment of unvested long-term incentive plan awards.	001-31617	10-Q	November 7, 2013	10.1
(70) Retirement and Consulting Agreement, between Bristow Group Inc. and William E. Chiles, dated January 30, 2014.	001-31617	8-K	February 3, 2014	10.1
(71) Form of 2014 Restricted Stock Unit Retention Award Letter. *	001-31617	8-K	February 3, 2014	10.2
(72) Separation Agreement and Release, between Bristow Group Inc. and Mark B. Duncan, dated March 31, 2014.	001-31617	8-K	March 31, 2014	10.1

(21)†	Subsidiaries.
(23)†	Consent of Independent Registered Public Accounting Firm.
(24)†	Powers of Attorney.
(31.1)†	Certification of Chief Executive Officer.
(31.2)†	Certification of Chief Financial Officer.
(32.1)†	Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)†	Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Compensatory Plan or Arrangement
†	Furnished herewith
+	Confidential information has been omitted from this exhibit and filed separately with the SEC pursuant to a confidential treatment request under Rule 24(b)-2.
Agreements with respect to certain of the registrant’s long-term debt are not filed as Exhibits hereto inasmuch as the debt authorized under any such Agreement does not exceed 10% of the registrant’s total assets. The registrant agrees to furnish a copy of each such Agreement to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas on the 21st day of May, 2014.

BRISTOW GROUP INC.

By: /s/ Jonathan E. Baliff
Jonathan E. Baliff Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the listed capacities on the 21st day of May, 2014.

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
Bruce H. Stover

/s/ E. Chipman Earle
* By: E. Chipman Earle (Attorney-in-Fact)

Index to Exhibits

		Incorporated by Reference to
	Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(2)	Share and Asset Purchase Agreement, dated as of August 31, 2012, by and among the Bristow Group Inc., Kenlor Investments Ltd., VIH Aviation Group, Ltd., VIH Helicopters USA, Inc., CGSCH Enterprises Ltd., Cougar Aviation Ltd., Cougar Helicopters Inc., BHNA Holdings Inc., Bristow Canada Holdings Inc., Bristow Canadian Real Estate Company Inc., and Kenneth Norie.	001-31617	8-K	October 4, 2012	2.1
(3)	Articles of Incorporation and By-law.
	(1) Restated Certificate of Incorporation of the Bristow Group Inc. dated August 2, 2007.	001-31617	10-Q	August 2, 2007	3.1
	(2) Amended and Restated By-laws of Bristow Group Inc.	001-31617	8-K	March 10, 2014	3.1
(4)	Instruments defining the rights of security holders, including indentures.
	(1) Registration Rights Agreement dated December 19, 1996, between the Company and Caledonia Industrial & Services Limited.	0-5232	10-Q	February 14, 1997	4(3)
	(2) Indenture, dated as of June 17, 2008, among Bristow Group Inc., the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee (the “Base Indenture”).	001-31617	8-K	June 17, 2008	4.1
	(3) First Supplemental Indenture to the 2008 Base Indenture.	001-31617	8-K	June 17, 2008	4.2
	(4) Second Supplemental Indenture to the 2008 Base Indenture.	001-31617	8-K	October 4, 2012	10.4
	(5) Third Supplemental Indenture to the 2008 Base Indenture.	001-31617	8-K	October 12, 2012	10.6
(10)	(1) Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan, as amended.*	333-100017	S-8	September 23, 2002	4.12
	(2) Offshore Logistics, Inc. Deferred Compensation Plan. *	001-31617	10-K	June 8, 2004	10(18)
	(3) Offshore Logistics, Inc. 2003 Nonqualified Stock Option Plan for Non-employee Directors. *	333-115473	S-8	May 13, 2004	4(12)
	(4) Offshore Logistics, Inc. 2004 Stock Incentive Plan.*	001-31617	10-Q	November 4, 2004	10(1)
	(5) Employment Agreement with Richard Burman dated October 15, 2004. *	001-31617	10-K	December 16, 2005	10(27)
	(6) Form of Stock Option Agreement. *	001-31617	8-K/A	February 3, 2006	10(2)

(7)     Form of Aircraft Lease agreement between CFS Air, LLC and Air Logistics, L.L.C. (a Schedule I has been filed as part of this exhibit setting forth certain terms omitted from the Form of Aircraft Lease Agreement).
		001-31617	10-Q	February 9, 2006	10(2)
	(8) Employment Agreement with Randall A. Stafford dated May 22, 2006.*	001-31617	8-K	May 25, 2006	10(1)
	(9) Amended and restated Employment Agreement between Bristow Group Inc. and William E. Chiles dated June 6, 2006.*	001-31617	8-K	June 8, 2006	10(1)
	(10) Amended and restated Employment Agreement between Bristow Group Inc. and Mark Duncan dated June 6, 2006.*	001-31617	8-K	June 8, 2006	10(2)
	(11) Form of Stock Option Agreement under 2003 Nonqualified Stock Option Plan for Non-employee Directors.*	001-31617	8-K	August 7, 2006	10(3)

(12) S-92 New Helicopter Sales Agreement dated as of May 19, 2006 between Bristow Group Inc. and Sikorsky Aircraft Corporation.+	001-31617	8-K	August 8, 2006	10(1)
(13) Bristow Group Inc. Form of Severance Benefit Agreement.*	001-31617	8-K	February 22, 2007	10(1)
(14) Amendment to Employment Agreement with Richard Burman.*	001-31617	8-K	April 26, 2007	10(1)
(15) William E. Chiles Restricted Stock Award Documents. *	001-31617	8-K	May 8, 2007	10(3)
(16) William E. Chiles Restricted Stock Award Document. *	001-31617	8-K/A	June 4, 2007	10.3
(17) Form of Employee Performance Restricted Stock Unit Award Letter under the Bristow Group Inc. 2004 Stock Incentive Plan. *	001-31617	8-K	May 24, 2007	10.1
(18) Form of Employee Nonqualified Stock Option Award Letter under the Bristow Group Inc. 2004 Stock Incentive Plan. *	001-31617	8-K	May 24, 2007	10.2
(19) Form of Employee Performance Restricted Stock Unit Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	May 24, 2007	10.3
(20) Form of Employee Nonqualified Stock Option Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	May 24, 2007	10.4
(21) Bristow Group Inc. 2007 Long Term Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Form DEF14A filed with the SEC on June 21, 2013). *	001-31617	DEF 14A	June 21, 2013	A
(22) Amendment to Employment Agreement dated March 10, 2008 by and between Bristow Group Inc. and William E. Chiles.*	001-31617	8-K	March 13, 2008	10.1
(23) Amendment to Employment Agreement dated March 10, 2008 by and between Bristow Group Inc. and Mark B. Duncan. *	001-31617	8-K	March 13, 2008	10.3
(24) Form of Employee Non-Qualified Stock Option Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	June 6, 2008	10.1
(25) Form of Employee Restricted Stock Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	June 6, 2008	10.2
(26) Form of Employee Performance Cash Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	June 6, 2008	10.3
(27) Common Stock Purchase Agreement.	001-31617	8-K	June 17, 2008	10.1
(28) Form of Outside Director Restricted Stock Unit Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	August 8, 2008	10.1
(29) Amendment to Form of Aircraft Lease agreement between CFS Air, LLC and Air Logistics, L.L.C.	001-31617	10-Q	November 5, 2008	10.2
(30) 2009 Amendment to Employment Agreement of Mr. Richard Burman. *	001-31617	8-K	February 3, 2009	10.1
(31) Form of Stock Option Award Letter. *	001-31617	8-K	June 10, 2009	10.1
(32) Form of Restricted Stock Award Letter. *	001-31617	8-K	June 10, 2009	10.2
(33) Form of Performance Cash Award Letter. *	001-31617	8-K	June 10, 2009	10.3
(34) Líder Aviação Holding S.A. Shareholders Agreement dated May 26, 2009. +	001-31617	10-Q	August 6, 2009	10.1

(35) Amendment No. 1 to 2007 Bristow Group Inc. 2007 Long Term Incentive Plan.*	001-31617	10-K	May 21, 2010	10(69)
(36) Form of 2010 Stock Option Award Letter. *	001-31617	8-K	June 15, 2010	10.1
(37) Form of 2010 Restricted Stock Award Letter. *	001-31617	8-K	June 15, 2010	10.2
(38) Form of 2010 Restricted Stock (Retention) Award Letter. *	001-31617	8-K	June 15, 2010	10.3
(39) Form of 2010 Performance Cash Award Letter. *	001-31617	8-K	June 15, 2010	10.4
(40) Employment Agreement with Jonathan E. Baliff dated September 12, 2010. *	001-31617	8-K	September 12, 2010	10.1
(41) Indemnity Agreement with Stephen King.	001-31617	8-K	February 7, 2011	10.1
(42) Severance Benefits Agreement with Hilary S. Ware dated November 4, 2010. *	001-31617	8-K	May 20, 2011	10(77)
(43) Form of 2011 Stock Option Award Letter. *	001-31617	8-K	June 14, 2011	10.1
(44) Form of 2011 Restricted Stock Award Letter. *	001-31617	8-K	June 14, 2011	10.2
(45) Form of 2011 Performance Cash Award Letter. *	001-31617	8-K	June 14, 2011	10.3
(46) Bristow Group Inc. Fiscal Year 2012 Annual Incentive Compensation Plan. *	001-31617	8-K	June 14, 2011	10.4
(47) Form of Outside Director Restricted Cash Award Letter. *	001-31617	8-K	August 5, 2011	10.1
(48) Indemnity Agreement with Mathew Masters	001-31617	8-K	November 1, 2011	10.1
(49) Amended and Restated Revolving Credit and Term Loan Agreement, dated November 22, 2010	001-31617	10-Q	February 2, 2011	10.2
(50) First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 22, 2011.	001-31617	8-K	December 28, 2011	10.1
(51) Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of October 1, 2012.	001-31617	8-K	October 4, 2012	10.2
(52) Fourth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of March 14, 2014.	001-31617	8-K	March 14, 2014	10.1
(53) Third Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of April 29, 2013.	001-31617	8-K	April 29, 2014	10.1
(54) Retirement & Compromise Agreement, between Bristow and Richard Burman, dated March 16, 2012.	001-31617	8-K	March 22, 2012	10.1
(55) Amended and Restated Severance Benefits Agreement between Bristow Group Inc. and Jeremy Akel, dated April 10, 2012. *	001-31617	8-K	April 10, 2012	10.1
(56) Indemnity Agreement with Lori Gobillot.	001-31617	8-K	May 1, 2012	10.1
(57) Form of 2012 Stock Option Award Letter. *	001-31617	8-K	May 25, 2012	10.1
(58) Form of 2012 Restricted Stock Award Letter. *	001-31617	8-K	May 25, 2012	10.2
(59) Form of 2012 Performance Cash Award Letter. *	001-31617	8-K	May 25, 2012	10.3
(60) Bristow Group Inc. Fiscal Year 2013 Annual Incentive Compensation Plan. *	001-31617	8-K	May 25, 2012	10.4
(61) Term Loan and Credit Agreement dated as of October 1, 2012.	001-31617	8-K	October 4, 2012	10.1

(62) Form of Unanimous Shareholder Agreement, by and among Bristow Group Inc., Kenneth Norie, Cougar Helicopters Inc., and the other parties signatory thereto.	001-31617	8-K	October 4, 2012	10.7
(63) S-92 New Helicopter Sales Agreement dated as of November 7, 2012, between Bristow Group Inc. and Sikorsky Aircraft Corporation. +	001-31617	10-Q/A	April 8, 2013	10.1
(64) U.K. Search & Rescue Helicopter Service Contract dated as of March 26, 2013, between Bristow Helicopters and U.K. Department for Transport. +	001-31617	10-K/A	November 7, 2013	10.69
(65) Form of 2013 Stock Option Award Letter. *	001-31617	8-K	June 10, 2013	10.1
(66) Form of 2013 Restricted Stock Award Letter. *	001-31617	8-K	June 10, 2013	10.2
(67) Form of 2013 Performance Cash Award Letter. *	001-31617	8-K	June 10, 2013	10.3
(68) Bristow Group Inc. Fiscal Year 2014 Annual Incentive Compensation Plan. *	001-31617	8-K	June 10, 2013	10.4
(69) Letter regarding treatment of unvested long-term incentive plan awards.	001-31617	10-Q	November 7, 2013	10.1
(70) Retirement and Consulting Agreement, between Bristow Group Inc. and William E. Chiles, dated January 30, 2014.	001-31617	8-K	February 3, 2014	10.1
(71) Form of 2014 Restricted Stock Unit Retention Award Letter. *	001-31617	8-K	February 3, 2014	10.2
(72) Separation Agreement and Release, between Bristow Group Inc. and Mark B. Duncan, dated March 31, 2014.	001-31617	8-K	March 31, 2014	10.1

(21)†	Subsidiaries.
(23)†	Consent of Independent Registered Public Accounting Firm.
(24)†	Powers of Attorney.
(31.1)†	Certification of Chief Executive Officer.
(31.2)†	Certification of Chief Financial Officer.
(32.1)†	Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)†	Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Compensatory Plan or Arrangement
†	Furnished herewith
+	Confidential information has been omitted from this exhibit and filed separately with the SEC pursuant to a confidential treatment request under Rule 24(b)-2.
Agreements with respect to certain of the registrant’s long-term debt are not filed as Exhibits hereto inasmuch as the debt authorized under any such Agreement does not exceed 10% of the registrant’s total assets. The registrant agrees to furnish a copy of each such Agreement to the SEC upon request.