Form 10-Q
period 2014-06-30
Bristow Group Inc
filed 2014-08-04
CIK 73887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
☐ Yes ☑ No

Indicate the number shares outstanding of each of the issuer’s classes of Common Stock, as of July 31, 2014.
35,563,623 shares of Common Stock, $.01 par value

BRISTOW GROUP INC.
INDEX — FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements.
BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income

	Three Months Ended June 30,
	2014	2013
	(Unaudited) (In thousands, except per share amounts)
Gross revenue:
Operating revenue from non-affiliates	$415,905	$336,248
Operating revenue from affiliates	21,430	23,299
Reimbursable revenue from non-affiliates	35,203	39,382
Reimbursable revenue from affiliates	—	65
	472,538	398,994
Operating expense:
Direct cost	293,863	255,256
Reimbursable expense	32,608	36,743
Depreciation and amortization	25,334	22,819
General and administrative	60,432	40,308
	412,237	355,126

Gain (loss) on disposal of assets	610	(1,721)
Earnings from unconsolidated affiliates, net of losses	4,281	13,972
Operating income	65,192	56,119

Interest expense, net	(7,127)	(20,251)
Other income (expense), net	(1,239)	(1,366)
Income before provision for income taxes	56,826	34,502
Provision for income taxes	(11,823)	(7,590)
Net income	45,003	26,912
Net income attributable to noncontrolling interests	(894)	(26)
Net income attributable to Bristow Group	$44,109	$26,886

Earnings per common share:
Basic	$1.24	$0.74
Diluted	$1.23	$0.74

Cash dividends declared per common share	$0.32	$0.25

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,
	2014	2013
	(Unaudited) (In thousands)
Net income	$45,003	$26,912
Other comprehensive income:
Currency translation adjustments	8,991	(4,429)
Other comprehensive income	53,994	22,483

Net income attributable to noncontrolling interests	(894)	(26)
Currency translation adjustments attributable to noncontrolling interests	217	(130)
Total comprehensive income attributable to noncontrolling interests	(677)	(156)
Total comprehensive income attributable to Bristow Group	$53,317	$22,327
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2014	March 31, 2014
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$133,804	$204,341
Accounts receivable from non-affiliates	303,580	292,650
Accounts receivable from affiliates	7,018	4,793
Inventories	150,913	137,463
Assets held for sale	30,293	29,276
Prepaid expenses and other current assets	54,787	53,084
Total current assets	680,395	721,607
Investment in unconsolidated affiliates	265,955	262,615
Property and equipment – at cost:
Land and buildings	149,829	145,973
Aircraft and equipment	2,828,915	2,646,150
	2,978,744	2,792,123
Less – Accumulated depreciation and amortization	(536,362)	(523,372)
	2,442,382	2,268,751
Goodwill	57,771	56,680
Other assets	94,215	88,604
Total assets	$3,540,718	$3,398,257

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$102,278	$89,818
Accrued wages, benefits and related taxes	68,430	71,192
Income taxes payable	62	13,588
Other accrued taxes	7,681	9,302
Deferred revenue	30,224	31,157
Accrued maintenance and repairs	18,493	17,249
Accrued interest	8,145	16,157
Other accrued liabilities	54,755	45,853
Deferred taxes	14,090	12,372
Short-term borrowings and current maturities of long-term debt	13,851	14,207
Deferred sale leaseback advance	152,347	136,930
Total current liabilities	470,356	457,825
Long-term debt, less current maturities	941,257	827,095
Accrued pension liabilities	82,365	86,823
Other liabilities and deferred credits	59,876	78,126
Deferred taxes	179,232	169,519
Commitments and contingencies (Note 5)
Temporary equity	24,245	22,283
Stockholders’ investment:
Common stock, $.01 par value, authorized 90,000,000; outstanding: 35,558,273 as of June 30 and 35,708,469 as of March 31 (exclusive of 1,291,441 treasury shares)	374	373
Additional paid-in capital	767,918	762,813
Retained earnings	1,277,976	1,245,220
Accumulated other comprehensive loss	(147,298)	(156,506)
Treasury shares, at cost (1,866,077 and 1,595,479 shares, respectively)	(124,122)	(103,965)
Total Bristow Group stockholders’ investment	1,774,848	1,747,935
Noncontrolling interests	8,539	8,651
Total stockholders’ investment	1,783,387	1,756,586
Total liabilities and stockholders’ investment	$3,540,718	$3,398,257
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three Months Ended June 30,
	2014	2013
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net income	$45,003	$26,912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,334	22,819
Deferred income taxes	8,406	11,768
Write-off of deferred financing fees	164	12,733
Discount amortization on long-term debt	1,055	921
(Gain) loss on disposal of assets	(610)	1,721
Stock-based compensation	4,187	2,869
Equity in earnings from unconsolidated affiliates in excess of dividends received	(4,281)	(4,974)
Tax benefit related to stock-based compensation	(166)	(2,522)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(972)	(6,949)
Inventories	(11,033)	(4,112)
Prepaid expenses and other assets	(1,850)	(791)
Accounts payable	7,511	4,339
Accrued liabilities	(23,027)	(18,782)
Other liabilities and deferred credits	(12,376)	(9,539)
Net cash provided by operating activities	37,345	36,413
Cash flows from investing activities:
Capital expenditures	(200,447)	(179,532)
Proceeds from asset dispositions	6,643	1,893
Net cash used in investing activities	(193,804)	(177,639)
Cash flows from financing activities:
Proceeds from borrowings	148,044	103,357
Debt issuance costs	—	(12,733)
Repayment of debt	(35,848)	(1,733)
Partial prepayment of put/call obligation	(15)	(14)
Repurchase of common stock	(20,157)	—
Common stock dividends paid	(11,353)	(9,045)
Issuance of common stock	975	3,004
Tax benefit related to stock-based compensation	166	2,522
Net cash provided by financing activities	81,812	85,358
Effect of exchange rate changes on cash and cash equivalents	4,110	237
Net decrease in cash and cash equivalents	(70,537)	(55,631)
Cash and cash equivalents at beginning of period	204,341	215,623
Cash and cash equivalents at end of period	$133,804	$159,992
Cash paid during the period for:
Interest	$14,927	$17,348
Income taxes	$8,767	$10,081
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — BASIS OF PRESENTATION, CONSOLIDATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The condensed consolidated financial statements include the accounts of Bristow Group Inc. and its consolidated entities (“Bristow Group,” the “Company,” “we,” “us,” or “our”) after elimination of all significant intercompany accounts and transactions. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ending March 31, 2015 is referred to as “fiscal year 2015.” Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), the information contained in the following notes to condensed consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and related notes thereto contained in our fiscal year 2014 Annual Report (the “fiscal year 2014 Financial Statements”). Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the entire fiscal year.
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company as of June 30, 2014 and the consolidated results of operations and cash flows for the three months ended June 30, 2014 and 2013.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Foreign Currency
See “Foreign Currency” in Note 1 to the fiscal year 2014 Financial Statements for a discussion of the related accounting policies. During the three months ended June 30, 2014 and 2013, our primary foreign currency exposure was to the British pound sterling, the euro, the Australian dollar and the Nigerian naira. The value of these currencies has fluctuated relative to the U.S. dollar as indicated in the following table:

	Three Months Ended June 30,
	2014	2013
One British pound sterling into U.S. dollars
High	1.71	1.57
Average	1.68	1.54
Low	1.66	1.50
At period-end	1.71	1.52
One euro into U.S. dollars
High	1.39	1.34
Average	1.37	1.31
Low	1.35	1.28
At period-end	1.37	1.30
One Australian dollar into U.S. dollars
High	0.94	1.07
Average	0.93	1.00
Low	0.92	0.92
At period-end	0.94	0.92
One Nigerian naira into U.S. dollars
High	0.0063	0.0065
Average	0.0062	0.0064
Low	0.0061	0.0062
At period-end	0.0062	0.0062
______
Source: Bank of England and Oanda.com
Other income (expense), net, in our condensed consolidated statements of income includes foreign currency transaction losses of $0.4 million and $1.4 million for the three months ended June 30, 2014 and 2013, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Our earnings from unconsolidated affiliates, net of losses, are also affected by the impact of changes in foreign currency exchange rates on the reported results of our unconsolidated affiliates. During the three months ended June 30, 2014 and 2013, earnings from unconsolidated affiliates, net of losses, were increased by $0.4 million and decreased by $0.4 million, respectively, as a result of the impact of changes in foreign currency exchange rates on the results of our unconsolidated affiliates, primarily the impact of changes in the Brazilian real and U.S. dollar exchange rate on results for our affiliate in Brazil. The value of the Brazilian real has fluctuated relative to the U.S. dollar as indicated in the following table:

	Three Months Ended June 30,
	2014	2013
One Brazilian real into U.S. dollars
High	0.4572	0.5123
Average	0.4493	0.4857
Low	0.4391	0.4434
At period-end	0.4538	0.4492
______
Source: Oanda.com
We estimate that the fluctuation of currencies versus the same period in the prior fiscal year had the following effect on our financial condition and results of operations (in thousands):

Three Months Ended June 30, 2014
Revenue	$10,345
Operating expense	(6,082)
Earnings from unconsolidated affiliates, net of losses	722
Non-operating expense	949
Income before provision for income taxes	5,934
Provision for income taxes	(1,365)
Net income	4,569
Cumulative translation adjustment	9,208
Total stockholders’ investment	$13,777
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
Bristow Academy, our helicopter training business unit, primarily earns revenue from military training, flight training provided to individual students and ground school courses. We recognize revenue from these sources using the same revenue recognition principles described above as services are provided. We consider revenue to be realized or realizable and earned when the following conditions exist: there is persuasive evidence of an arrangement, generally a contract exists; the services have been performed or delivered to the client or student; the sales price is fixed and determinable; and collection has occurred or is probable.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Eastern Airways International Limited ("Eastern Airways") primarily earns revenue through charter and scheduled airline services and provision of airport services. Both chartered and scheduled revenue is recognized net of passenger taxes and discounts. Revenue is recognized at the earlier of the period in which the service is provided or the period in which the right to travel expires, which is determined by the terms and conditions of the ticket. Ticket sales are recorded in a forward sales account within deferred income until recognized as revenue in accordance with the above policy. Airport services revenue is recognized when earned.
Interest Expense, Net
Interest expense, net includes $0.2 million and $0.1 million of interest income and $7.4 million and $20.4 million of interest expense for the three months ended June 30, 2014 and 2013, respectively. Interest expense for the three months ended June 30, 2014 includes the write-off of deferred financing fees of $0.2 million related to the repurchase of $11.3 million of our 6 ¼% Senior Notes due 2022 (the "6 ¼% Senior Notes"). Interest expense for the three months ended June 30, 2013 includes the write-off of $12.7 million of deferred financing fees related to a potential financing that was cancelled in a prior period. For further details on the repurchase of the 6 ¼% Senior Notes, see Note 3.
Other Income (Expense), Net
Other income (expense), net includes $0.9 million in premiums as a result of the repurchase of a portion of the 6 ¼% Senior Notes during the three months ended June 30, 2014.
Accounts Receivable
As of June 30 and March 31, 2014, the allowance for doubtful accounts for non-affiliates was $0.4 million and $5.0 million, respectively. The allowance as of March 31, 2014 primarily related to amounts due from ATP Oil and Gas Corporation, a client in the U.S. Gulf of Mexico, as a result of its filing for bankruptcy. During the three months ended June 30, 2014, the allowance recorded for ATP was reversed as we settled outstanding matters related to ongoing bankruptcy proceedings, which resulted in a $4.4 million reduction in bad debt expense, included within direct cost. The remaining amount of $0.5 million related to ATP was written off as no further settlement is expected. As of June 30 and March 31, 2014, there were no allowances for doubtful accounts related to accounts receivable due from affiliates.
Inventories
As of June 30 and March 31, 2014, inventories were net of allowances of $47.3 million and $46.0 million, respectively. During the three months ended June 30, 2013, we increased our inventory allowance by $0.8 million as a result of our review of excess inventory on aircraft model types we ceased ownership of or classified all or a significant portion of as held for sale. A majority of this allowance recorded during the three months ended June 30, 2013 related to small aircraft types operating primarily in our North America business unit related to a move toward operating a fleet of mostly large and medium aircraft in this market.
Prepaid Expenses and Other Current Assets
As of June 30 and March 31, 2014, prepaid expenses and other current assets included the short-term portion of contract acquisition and pre-operating costs totaling $8.3 million and $5.5 million, respectively, related to the search and rescue (“SAR”) contracts in the U.K. and a client contract in Norway, which are recoverable under the contracts and will be expensed over the terms of the contract.
Other Assets
As of June 30 and March 31, 2014, other assets included the long-term portion of contract acquisition and pre-operating costs totaling $18.4 million and $15.2 million, respectively, related to the SAR contracts in the U.K. and a client contract in Norway and these amounts will be expensed over the term of the contracts.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Property and Equipment and Assets Held for Sale

During the three months ended June 30, 2014 and 2013, we made capital expenditures as follows:

	Three Months Ended June 30,
	2014	2013
Number of aircraft delivered:
Medium	3	3
Large	6	3
Total aircraft	9	6
Capital expenditures (in thousands):
Aircraft and related equipment (1)	$172,098	$167,227
Other	28,349	12,305
Total capital expenditures	$200,447	$179,532
_____________

(1)
During the three months ended June 30, 2014 and 2013, we spent $161.0 million and $161.6 million, respectively, on construction in progress, which primarily represents progress payments on aircraft to be delivered in future periods.

Additionally, the following table presents details on the aircraft sold or disposed of and impairments on assets held for sale during the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013
	(In thousands, except for number of aircraft)

Number of aircraft sold or disposed of	4	4
Proceeds from sale or disposal of assets	$6,643	$1,893
Gain (loss) from sale or disposal of assets	$3,189	$(491)

Number of aircraft impaired	4	2
Impairment charges on aircraft held for sale	$(2,579)	$(1,230)
Effective April 1, 2014, we changed the useful lives of certain non-aircraft assets. These changes impact our depreciation on the assets and were driven by our annual review of useful lives. During the three months ended June 30, 2014, we recorded a $1.0 million reduction in depreciation expense as a result of this change in useful lives.
Deferred Sale Leaseback Advance
As of June 30 and March 31, 2014, we had a total deferred sale leaseback advance asset of $167.1 million and $166.3 million, respectively, of which the current portion is included in deferred sale leaseback advance ($152.3 million and $136.9 million) and the long-term portion is included in other liabilities and deferred credits ($14.8 million and $29.4 million) on our condensed consolidated balance sheets. During fiscal year 2014, we received payment of approximately $106.1 million for progress payments we had made on seven aircraft under construction, and we assigned any future payments due on these construction agreements to the purchaser. As we have the obligation and intent to lease the aircraft back from the purchaser upon completion, we recorded a liability equal to the cash received and additional payments made by the purchaser thus far totaling $60.2 million, with a corresponding increase to construction in progress. We will continue to increase both construction in progress and deferred sale leaseback advance, current or long-term, until we lease the aircraft, at which time the construction in progress and the liabilities will be removed from our condensed consolidated balance sheet.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Recent Accounting Pronouncement
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued accounting guidance on revenue recognition for revenue from contracts with customers. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance when it becomes effective. This new standard is effective for annual reporting periods beginning after December 15, 2016. Early application is not permitted and the standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect this standard will have on our financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
Note 2 — VARIABLE INTEREST ENTITIES AND INVESTMENTS IN OTHER SIGNIFICANT AFFILIATES
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
As of June 30, 2014, we had interests in four VIEs of which we were the primary beneficiary, which are described below, and had no interests in VIEs of which we were not the primary beneficiary. See Note 3 to the fiscal year 2014 Financial Statements for a description of other investments in significant affiliates.
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
In addition to our ownership of 49% of Bristow Aviation’s outstanding ordinary shares, in May 2004, we acquired eight million shares of deferred stock, essentially a subordinated class of stock with no voting rights, from Bristow Aviation for £1 per share ($14.4 million in total). We also have £91.0 million ($155.6 million) principal amount of subordinated unsecured loan stock (debt) of Bristow Aviation bearing interest at an annual rate of 13.5% and payable semi-annually. Payment of interest on such debt has been deferred since its incurrence in 1996. Deferred interest accrues at an annual rate of 13.5% and aggregated $1.3 billion as of June 30, 2014.
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
Caledonia, the Company and the E.U. Investor also have entered into a put/call agreement under which, upon giving specified prior notice, we have the right to buy all the Bristow Aviation shares held by Caledonia and the E.U. Investor, who, in turn, have the right to require us to purchase such shares. Under current English law, we would be required, in order for Bristow Aviation to retain its operating license, to find a qualified E.U. investor to own any Bristow Aviation shares we have the right to acquire under the put/call agreement. The only restriction under the put/call agreement limiting our ability to exercise the put/call option is a requirement to consult with the Civil Aviation Authority (the “CAA”) in the U.K. regarding the suitability of the new holder of the Bristow Aviation shares. The put/call agreement does not contain any provisions should the CAA not approve the new E.U. investor. However, we would work diligently to find an E.U. investor suitable to the CAA. The amount by which we could purchase the shares of the other investors holding 51% of the equity of Bristow Aviation is fixed under the terms of the call option, and we have reflected this amount on our condensed consolidated balance sheets as noncontrolling interest.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Furthermore, the call option provides a mechanism whereby the economic risk for the other investors is limited should the financial condition of Bristow Aviation deteriorate. The call option price is the nominal value of the ordinary shares held by the noncontrolling shareholders (£1.0 million as of June 30, 2014) plus an annual guaranteed rate of return less any prepayments of such call option price and any dividends paid on the shares concerned. We can elect to pre-pay the guaranteed return element of the call option price wholly or in part without exercising the call option. No dividends have been paid. We have accrued the annual return due to the other shareholders at a rate of sterling LIBOR plus 3% (prior to May 2004, the rate was fixed at 12%) by recognizing noncontrolling interest expense on our condensed consolidated statements of income, with a corresponding increase in noncontrolling interest on our condensed consolidated balance sheets. Prepayments of the guaranteed return element of the call option are reflected as a reduction in noncontrolling interest on our condensed consolidated balance sheets. The other investors have an option to put their shares in Bristow Aviation to us. The put option price is calculated in the same way as the call option price except that the guaranteed rate for the period to April 2004 was 10% per annum. If the put option is exercised, any pre-payments of the call option price are set off against the put option price.
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

	June 30, 2014	March 31, 2014
Assets
Cash and cash equivalents	$103,927	$173,490
Accounts receivable	358,920	311,641
Inventories	105,382	94,288
Prepaid expenses and other current assets	98,992	45,791
Total current assets	667,221	625,210
Investment in unconsolidated affiliates	845	1,414
Property and equipment, net	233,078	217,969
Goodwill	42,288	41,218
Other assets	48,416	45,477
Total assets	$991,848	$931,288
Liabilities
Accounts payable	$214,142	$182,892
Accrued liabilities	1,468,520	1,405,401
Deferred taxes	2,455	3,588
Current maturities of long-term debt	8,172	9,664
Total current liabilities	1,693,289	1,601,545
Long-term debt, less current maturities	175,346	172,391
Accrued pension liabilities	82,365	86,824
Other liabilities and deferred credits	2,290	2,252
Deferred taxes	13,913	13,062
Temporary equity	24,245	22,283
Total liabilities	$1,991,448	$1,898,357

	Three Months Ended June 30,
	2014	2013
Revenue	$383,817	$311,801
Operating income	16,700	9,131
Net loss	(37,581)	(32,350)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Bristow Helicopters Nigeria Ltd. — Bristow Helicopters Nigeria Ltd. (“BHNL”) is a joint venture in Nigeria in which Bristow Helicopters owned a 40% interest, unrelated local Nigerian partners together owned a 39% interest, a Nigerian company owned 100% by Nigerian employees owned a 19% interest and an employee trust fund owned the remaining 2% interest as of June 30, 2014. BHNL provides helicopter services to clients in Nigeria.
In order to be able to bid competitively for our services in the Nigerian market, we were required to identify local citizens to participate in the ownership of entities domiciled in the region. However, these owners do not have extensive knowledge of the aviation industry and have historically deferred to our expertise in the overall management and day-to-day operation of BHNL (including the establishment of operating and capital budgets and strategic decisions regarding the potential expansion of BHNL’s operations). We have also historically provided subordinated financial support to BHNL and will need to continue to do so unless and until BHNL acquires sufficient equity to permit itself to finance its activities without that additional support from us. As we have the power to direct the most significant activities affecting the economic performance and ongoing success of BHNL and hold a variable interest in the entity in the form of our equity investment and working capital infusions, we consolidate BHNL as the primary beneficiary. The employee-owned Nigerian entity referenced above purchased a 19% interest in BHNL in December 2013 with proceeds from a loan received from BGI Aviation Technical Services Nigeria Limited ("BATS"). Subsequently, in July 2014, the employee-owned Nigerian entity purchased an additional 29% interest with proceeds from a loan received from Bristow Helicopters (International Limited) ("BHIL"). After this transaction, Bristow Helicopters owns a 40% interest, unrelated local Nigerian partners together own a 10% interest, the employee-owned Nigerian entity owns a 48% interest and an employee trust fund owns the remaining 2% interest. Both BATS and BHIL are wholly-owned subsidiaries of Bristow Aviation. The employee-owned Nigerian entity is also a VIE that we consolidate as the primary beneficiary; we eliminate the loans discussed above in consolidation.
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
Investments in Other Significant Affiliates
Effective May 28, 2014, our ownership interest in Líder in Brazil was reduced from 42.5% to 41.9% as a result of Líder's issuance of additional shares to improve tax and cost-saving efficiencies. This transaction resulted in no material impact to our condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 3 — DEBT
Debt as of June 30 and March 31, 2014 consisted of the following (in thousands):

	June 30, 2014	March 31, 2014
6¼% Senior Notes due 2022	$438,745	$450,000
Term Loan	225,505	226,604
3% Convertible Senior Notes due 2038, including $4.1 million and $5.1 million of unamortized discount, respectively	110,923	109,904
Revolving Credit Facility	152,000	24,000
Eastern Airways debt	27,271	29,911
Other	664	883
Total debt	955,108	841,302
Less short-term borrowings and current maturities of long-term debt	(13,851)	(14,207)
Total long-term debt	$941,257	$827,095
6 ¼% Senior Notes due 2022 — During the three months ended June 30, 2014, we repurchased $11.3 million principal amount of the 6 ¼% Senior Notes in the open market at 107.75% plus accrued interest for a total of $12.2 million. In connection with this repurchase of our 6 ¼% Senior Notes, we incurred $0.9 million in premium and fees, which is included in other income (expense), net on our condensed consolidated statements of income, and wrote-off $0.2 million of unamortized deferred financing fees, which is included in interest expense, net on our condensed consolidated statements of income.
3% Convertible Senior Notes due 2038 —The balances of the debt and equity components of the 3% Convertible Senior Notes due 2038 (the “3% Convertible Senior Notes”) as of each period presented are as follows (in thousands):

	June 30, 2014	March 31, 2014
Equity component – net carrying value	$14,905	$14,905
Debt component:
Face amount due at maturity	$115,000	$115,000
Unamortized discount	(4,077)	(5,096)
Debt component – net carrying value	$110,923	$109,904
The remaining debt discount is being amortized into interest expense over the expected remaining life of the 3% Convertible Senior Notes to June 2015 (the first put date) using the effective interest rate. The effective interest rate for the three months ended June 30, 2014 and 2013 was 6.9%. Interest expense related to our 3% Convertible Senior Notes for the three months ended June 30, 2014 and 2013 was as follows (in thousands):

	Three Months Ended June 30,
	2014	2013
Contractual coupon interest	$863	$863
Amortization of debt discount	1,019	921
Total interest expense	$1,882	$1,784
Term Loan and Revolving Credit Facility — During the three months ended June 30, 2014, we had borrowings of $147.5 million and made payments of $19.5 million under the Revolving Credit Facility. Additionally, we paid $1.1 million to reduce our borrowings under the Term Loan. As of June 30, 2014, we had $0.5 million in letters of credit outstanding under the Revolving Credit Facility.

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

•
Level 2 – inputs that reflect quoted prices for identical assets or liabilities in markets which are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the asset or liability; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

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
The following table summarizes the assets as of June 30, 2014, valued at fair value on a non-recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2014	Total Loss for the Three Months Ended June 30, 2014
Assets held for sale	$—	$6,400	$—	$6,400	$(2,579)
Total assets	$—	$6,400	$—	$6,400	$(2,579)
The following table summarizes the assets as of June 30, 2013, valued at fair value on a non-recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2013	Total Loss for the Three Months Ended June 30, 2013
Inventories	$—	$1,100	$—	$1,100	$(825)
Assets held for sale	—	2,300	—	2,300	(1,230)
Total assets	$—	$3,400	$—	$3,400	$(2,055)
The fair value of inventories using Level 2 inputs is determined by evaluating the current economic conditions for sale and disposal of spare parts, which includes estimates as to the recoverability of the carrying value of the parts based on historical experience with sales and disposal of similar spare parts, the expected timeframe of sales or disposals, the location of the spare parts to be sold and the condition of the spare parts to be sold or otherwise disposed of. The fair value of assets held for sale using Level 2 inputs is determined through evaluation of expected sales proceeds for aircraft. This analysis includes estimates based on historical experience with sales, recent transactions involving similar assets, quoted market prices for similar assets and condition and location of aircraft to be sold or otherwise disposed of. The loss for the three months ended June 30, 2014 related to four aircraft held for sale and the loss for the three months ended June 30, 2013 related to two aircraft held for sale.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Recurring Fair Value Measurements
The following table summarizes the financial instruments we had as of June 30, 2014, valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2014	Balance Sheet Classification
Rabbi Trust investments	$6,491	$—	$—	$6,491	Other assets
Total assets	$6,491	$—	$—	$6,491

Contingent consideration: (1)
Current	$—	$—	$7,710	$7,710	Other accrued liabilities
Long-term	—	—	23,805	23,805	Other liabilities and deferred credits
Total liabilities	$—	$—	$31,515	$31,515
______________

(1)	Relates to our investment in Cougar Helicopters Inc. (“Cougar”). For further details on the Cougar investment, see Note 3 to the fiscal year 2014 Financial Statements.
The following table summarizes the financial instruments we had as of March 31, 2014, valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2014	Balance Sheet Classification
Rabbi Trust investments	$6,599	$—	$—	$6,599	Other assets
Total assets	$6,599	$—	$—	$6,599

Contingent consideration: (1)
Current	$—	$—	$7,652	$7,652	Other accrued liabilities
Long-term	—	—	23,670	23,670	Other liabilities and deferred credits
Total liabilities	$—	$—	$31,322	$31,322
______________

(1)	Relates to our investment in Cougar. For further details on the Cougar investment, see Note 3 to the fiscal year 2014 Financial Statements.
The rabbi trust investments consist of cash and mutual funds whose fair value are based on quoted prices in active markets for identical assets, and are designated as Level 1 within the valuation hierarchy. The rabbi trust holds investments related to our non-qualified deferred compensation plan for our senior executives.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table provides a rollforward of the contingent consideration liability Level 3 fair value measurements during the three months ended June 30, 2014 (in thousands):

Significant Unobservable Inputs (Level 3)
Balance as of March 31, 2014	$31,322
Change in fair value of contingent consideration	193
Balance as of June 30, 2014	$31,515
We assess the estimated fair value of the contractual obligation to pay the contingent consideration on a quarterly basis and any changes in estimated fair value are recorded as accretion expense included in depreciation and amortization on our condensed consolidated statements of income. Fluctuations in the fair value of contingent consideration are impacted by two unobservable inputs, management's estimate of the probability of Cougar achieving certain agreed performance targets and the estimated discount rate. As of June 30 and March 31, 2014, the discount rate approximated 4%.
Fair Value of Financial Instruments
The fair value of our financial instruments has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on quoted market prices. The carrying and fair value of our long-term debt, including the current portion, are as follows (in thousands):

	June 30, 2014		March 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
6¼% Senior Notes	$438,745	$483,750	$450,000	$477,000
Term Loan	225,505	225,505	226,604	226,604
3% Convertible Senior Notes	110,923	145,694	109,904	142,382
Revolving Credit Facility	152,000	152,000	24,000	24,000
Eastern Airways debt	27,271	27,271	29,911	29,911
Other	664	664	883	883
	$955,108	$1,034,884	$841,302	$900,780
Other
The fair values of our cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of these items.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 5 — COMMITMENTS AND CONTINGENCIES
Aircraft Purchase Contracts — As shown in the table below, we expect to make additional capital expenditures over the next five fiscal years to purchase additional aircraft. As of June 30, 2014, we had 37 aircraft on order and options to acquire an additional 51 aircraft. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order will provide incremental fleet capacity in terms of revenue and operating income. As discussed in the fiscal year 2014 Financial Statements, we were awarded a contract to provide civilian SAR services for all of the U.K. The SAR configured aircraft on order in the table below are intended to service this contract and other SAR contracts.

	Nine Months Ending March 31, 2015	Fiscal Year Ending March 31,
		2016	2017	2018	2019 and thereafter	Total
Commitments as of June 30, 2014: (1)
Number of aircraft:
Medium	7	—	—	—	—	7
Large (2)	5	7	4	—	—	16
SAR configured	5	9	—	—	—	14
	17	16	4	—	—	37
Related expenditures (in thousands)(3)
Medium and large	$205,553	$126,293	$49,234	$—	$—	$381,080
SAR configured	167,887	109,050	—	—	—	276,937
	$373,440	$235,343	$49,234	$—	$—	$658,017
Options as of June 30, 2014: (2)
Number of aircraft:
Medium	—	6	7	7	—	20
Large (2)	—	4	14	12	1	31
	—	10	21	19	1	51

Related expenditures (in thousands)(3)	$46,014	$263,627	$440,060	$265,346	$12,108	$1,027,155
 ______

(1)	Signed client contracts are currently in place that will utilize 19 of these aircraft.

(2)
Five large aircraft on order and seven large aircraft under options expected to enter service between fiscal years 2016 and 2019 are subject to the successful development and certification of the aircraft.

(3)	Includes progress payments on aircraft scheduled to be delivered in future periods.
The following chart presents an analysis of our aircraft orders and options during the three months ended June 30, 2014:

	Orders	Options
Beginning of period	43	55
Aircraft delivered	(9)	—
Exercised options	3	(3)
Expired options	—	(1)
End of period	37	51
We periodically purchase aircraft for which we have no orders.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Operating Leases — We have non-cancelable operating leases in connection with the lease of certain equipment, land and facilities, including leases for aircraft. Rental expense incurred under all operating leases, except for those with terms of a month or less that were not renewed, was $33.1 million and $23.1 million for the three months ended June 30, 2014 and 2013, respectively, which includes rental expense incurred under operating leases for aircraft of $26.4 million and $18.1 million, respectively.
We did not enter into any sale leasebacks during the three months ended June 30, 2014 and 2013.
The aircraft leases range from base terms of five to 84 months with renewal options of up to 108 months in some cases, include purchase options upon expiration and some include early purchase options. The leases contain terms customary in transactions of this type, including provisions that allow the lessor to repossess the aircraft and require us to pay a stipulated amount if we default on our obligations under the agreements. The following is a summary of the terms related to aircraft leased under operating leases with original or remaining terms in excess of one year as of June 30, 2014:

End of Lease Term	Number of Aircraft	Monthly Lease Payments (in thousands)
Nine months ending March 31, 2015 to fiscal year 2016	6	$1,001
Fiscal year 2017 to fiscal year 2019	27	4,297
Fiscal year 2020 to fiscal year 2024	26	2,751
	59	$8,049

Employee Agreements — Approximately 48% of our employees are represented by collective bargaining agreements and/or unions. These agreements generally include annual escalations of up to 8%. Periodically, certain groups of our employees who are not covered by a collective bargaining agreement consider entering into such an agreement.
During the three months ended June 30, 2014, we recognized $1.0 million in severance expense included in direct costs and general administrative expense in our North America business unit primarily as a result of our planned closure of our Alaska operations. Additionally, we have employee agreements with members of senior management. For further details on the retirement of our President and Chief Executive Officer, see Note 7.
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
Other Purchase Obligations — As of June 30, 2014, we had $87.7 million of other purchase obligations representing unfilled purchase orders for aircraft parts, commitments associated with upgrading facilities at our bases and non-cancelable power-by-the-hour maintenance commitments.
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
This incident resulted in the CAAs in the U.K. and Norway issuing safety directives in October 2012, requiring operators to suspend operations of the affected aircraft and our cessation of operations a total of 16 large Airbus Helicopters aircraft for a period of time pending determination of the root cause of the gear shaft failure that resulted in the incident. However, in July 2013 the European Aviation Safety Authority (the “EASA”) issued an airworthiness directive providing for interim solutions involving minor aircraft modifications and new maintenance/operating procedures for mitigating shaft failure and enhancing early detection which allows the EC225 to safely fly without the new shaft. We commenced return to operational service of our EC225 fleet in the third quarter of fiscal year 2014. The gear shaft has been redesigned and, in April 2014, Airbus Helicopters advised us that the EASA has certified the new shaft with the expectation that the global oil and gas fleet will have the new shaft installed in the next twelve to twenty four months. All but one of these aircraft are available for revenue service. Until the fleet is again fully operational

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

and under commercial arrangements similar to before the operational suspension, this situation could have a material adverse effect on our future business, financial condition and results of operations.
On February 20, 2014, the U.K. CAA issued a report detailing the findings and recommendations from its review of helicopter transport operations serving offshore installations in the U.K. The report, commonly referred to as CAP 1145, contains more than 60 safety actions and recommendations to improve the safety of offshore helicopter transport. Ten of the recommendations are designed to improve the survivability of passengers and crew following a ditching or impact in water.
One safety directive, which will go into effect on September 1, 2014, will restrict seating capacity on some aircraft in the North Sea until new passenger emergency breathing systems are available or side floats are installed. Operational restrictions when sea states are above a certain prescribed level were effective on June 1, 2014 and further requirements will be implemented over the next 12 months, including flight prohibition of individuals whose size exceeds the dimensions of emergency egress windows. Training of the North Sea offshore workforce on the new breathing systems has commenced and roll-out of the new passenger life jackets incorporating this system will commence mid-August. We expect most locations to have these in place by the September 1, 2014 deadline, but there is a possibility that some passenger capacity restrictions may be necessary which could lead to additional flights being required by our clients.
We are a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.
Note 6 — TAXES
Our effective income tax rates were 20.8% and 22.0% for the three months ended June 30, 2014 and 2013, respectively. Our effective tax rate was impacted by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits. As of June 30, 2014, there were $4.3 million of unrecognized tax benefits, all of which would have an impact on our effective tax rate, if recognized. The uncertain tax benefits relate to pre-acquisition tax matters for the February 2014 acquisition of a 60% interest in Eastern Airways and are the subject of an indemnity, for which a corresponding indemnity asset has been established in the amount of $4.2 million.
Note 7 — EMPLOYEE BENEFIT PLANS
Pension Plans
The following table provides a detail of the components of net periodic pension cost (in thousands):

	Three Months Ended June 30,
	2014	2013
Service cost for benefits earned during the period	$2,246	$2,051
Interest cost on pension benefit obligation	6,929	6,538
Expected return on assets	(8,223)	(7,102)
Amortization of unrecognized losses	1,768	1,877
Net periodic pension cost	$2,720	$3,364
We pre-funded our contributions of £12.5 million ($20.8 million) to our U.K. Staff pension plan for fiscal year 2015 in the last quarter of fiscal year 2014. The current estimates of our cash contributions to our U.K. pension plans and Norwegian pension plan for fiscal year 2015 are $21.2 million and $7.9 million, respectively, of which $5.1 million and $3.2 million, respectively, were paid during the three months ended June 30, 2014.
Incentive Compensation
Stock–based awards are currently made under the Bristow Group Inc. 2007 Long-Term Incentive Plan (the “2007 Plan”). A maximum of 5,400,000 shares of common stock, par value $.01 per share (“Common Stock”), are reserved. Awards granted under the 2007 Plan may be in the form of stock options, stock appreciation rights, shares of restricted stock, other stock-based awards (payable in cash or Common Stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants. As of June 30, 2014, 2,395,125 shares remained available for grant under the 2007 Plan.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

We have a number of other incentive and stock option plans which are described in Note 10 to our fiscal year 2014 Financial Statements.
Total stock-based compensation expense, which includes stock options and restricted stock, totaled $4.2 million and $2.9 million for the three months ended June 30, 2014 and 2013, respectively. Stock-based compensation expense has been allocated to our various business units.
During the three months ended June 30, 2014, we awarded 152,924 shares of restricted stock at an average grant date fair value of $74.48 per share. Also during the three months ended June 30, 2014, 445,453 stock options were granted. The following table shows the assumptions used to compute the stock-based compensation expense for stock options granted during the three months ended June 30, 2014:

Risk free interest rate	1.65%
Expected life (years)	6
Volatility	30.1%
Dividend yield	2.06%
Weighted average exercise price of options granted	$74.52 per option
Weighted average grant-date fair value of options granted	$17.21 per option
Performance cash awards vest and pay out in cash three years after the date of grant at varying levels depending on our performance in Total Shareholder Return against a peer group of companies. These awards were designed to tie a significant portion of total compensation to performance. One of the effects of this type of compensation is that it requires liability accounting which can result in volatility in earnings. The liability recorded for these awards as of June 30 and March 31, 2014 was $10.8 million and $16.7 million, respectively, and represents an accrual based on the fair value of the awards on those dates. The decrease in the liability during the three months ended June 30, 2014 resulted from the payout in June 2014 of the awards granted in June 2011, partially offset by the value of the new awards granted in June 2014. Any changes in fair value of the awards in future quarters will increase or decrease the liability and impact results in those periods. The effect, either positive or negative, on future period earnings can vary based on factors including changes in our stock price or the stock prices of the peer group companies, as well as changes in other market and company-specific assumptions that are factored into the calculation of fair value of the performance cash awards.
Compensation expense related to the performance cash awards recorded during the three months ended June 30, 2014 and 2013 was $2.1 million and $1.8 million, respectively.
Retirement of President and Chief Executive Officer
On February 3, 2014, the Company announced that William E. Chiles would resign as President and Chief Executive Officer of the Company effective upon the conclusion of the 2014 annual meeting of the stockholders of the Company that was held on July 31, 2014. On June 9, 2014, Jonathan E. Baliff began serving as President and on July 31, 2014 assumed the additional role of Chief Executive Officer of the Company. Mr. Baliff also became a member of the Board of Directors of the Company effective July 31, 2014. Mr. Chiles will remain an employee of the Company and will provide consulting services to the Company.
Mr. Chiles and the Company have entered into a Retirement and Consulting Agreement, dated January 30, 2014 (the “Agreement”) to specify the terms of his continued employment with the Company. Upon his resignation as an officer, Mr. Chiles will be entitled to a lump sum cash payment of $3.8 million, which is equivalent to the amount that would be payable as severance under the employment agreement that was in effect prior to the execution of the Agreement. In addition, all outstanding long-term incentive awards other than awards granted in 2014 will fully vest. Under the terms of the Agreement, following his resignation as an officer and ending July 31, 2016, Mr. Chiles will provide consulting services to us relating to the achievement of certain business objectives and matters of strategy. Mr. Chiles is not eligible to receive grants of equity awards following the effective date of his resignation as an officer. The Agreement contains certain restrictive covenants and confidentiality provisions, including non-compete and non-solicitation obligations continuing for 18 months after Mr. Chiles terminates all employment and consulting services with us, and a mutual non-disparagement provision. We recorded compensation expense, included in general and administrative expense, of $3.7 million during the three months ended June 30, 2014 related to the Agreement.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 8 — DIVIDENDS, SHARE REPURCHASES, EARNINGS PER SHARE AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Dividends
On July 31, 2014, our board of directors approved a dividend of $0.32 per share of Common Stock, payable on September 15, 2014 to shareholders of record on August 29, 2014. See discussion of our dividends in Note 11 to our fiscal year 2014 Financial Statements. The declaration of future dividends is at the discretion of our board of directors and subject to our results of operations, financial condition, cash requirements and other factors and restrictions under applicable law and our debt instruments.
Share Repurchases
During the three months ended June 30, 2014, we spent $20.2 million to repurchase 270,598 shares of our Common Stock. Subsequently, from July 1, 2014 through July 31, 2014, we spent $3.8 million to repurchase 52,428 additional shares of our Common Stock. As of July 31, 2014, we had $31.7 million of repurchase authority remaining from $133.4 million that was authorized for share repurchases between November 5, 2013 and November 5, 2014. For additional information on our repurchases of Common Stock, see “Share Repurchases” in Note 11 to the fiscal year 2014 Financial Statements. The timing and method of any repurchases under the program will depend on a variety of factors, is subject to our results of operations, financial condition, cash requirements, and other factors and restrictions under applicable law and our debt instruments, and may be suspended or discontinued at any time.
Earnings per Share
Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per common share excludes options to purchase shares and restricted stock awards, which were outstanding during the period but were anti-dilutive, as follows:

	Three Months Ended June 30,
	2014	2013
Options:
Outstanding	302,447	396,801
Weighted average exercise price	$62.17	$47.40
Restricted stock awards:
Outstanding	43,391	43,077
Weighted average price	$74.46	$62.65

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
	2014	2013
Net income available to common stockholders (in thousands):
Income available to common stockholders – basic	$44,109	$26,886
Interest expense on assumed conversion of 3% Convertible Senior Notes, net of tax (1)	—	—
Income available to common stockholders – diluted	$44,109	$26,886
Shares:
Weighted average number of common shares outstanding – basic	35,564,328	36,182,708
Assumed conversion of 3% Convertible Senior Notes outstanding during the period (1)	—	—
Net effect of dilutive stock options and restricted stock awards based on the treasury stock method	301,578	393,577
Weighted average number of common shares outstanding – diluted	35,865,906	36,576,285

Basic earnings per common share	$1.24	$0.74
Diluted earnings per common share	$1.23	$0.74
_____________

(1)
Diluted earnings per common share for the three months ended June 30, 2014 and 2013 excludes a number of potentially dilutive shares determined pursuant to a specified formula initially issuable upon the conversion of our 3% Convertible Senior Notes. The 3% Convertible Senior Notes will be convertible, under certain circumstances, using a net share settlement process, into a combination of cash and our Common Stock. As of June 30, 2014, the base conversion price of the notes was approximately $74.05, based on the base conversion rate of 13.5048 shares of Common Stock per $1,000 principal amount of convertible notes (subject to adjustment in certain circumstances, including the payment of dividends). In general, upon conversion of a note, the holder will receive cash equal to the principal amount of the note and Common Stock to the extent of the note’s conversion value in excess of such principal amount. In addition, if at the time of conversion the applicable price of our Common Stock exceeds the base conversion price, holders will receive up to an additional 8.7781 shares of our Common Stock per $1,000 principal amount of notes, as determined pursuant to a specified formula. Such shares did not impact our calculation of diluted earnings per share for the three months ended June 30, 2014 and 2013 as our average stock price during these periods did not meet or exceed the conversion requirements.

Accumulated Other Comprehensive Income
The following table sets forth the changes in the balances of each component of accumulated other comprehensive income:

	Currency Translation Adjustments	Pension Liability Adjustments (1)	Total
Balance as of March 31, 2014	$57,812	$(214,318)	$(156,506)
Other comprehensive income before reclassification	9,208	—	9,208
Reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	9,208	—	9,208
Foreign exchange rate impact	5,717	(5,717)	—
Balance at June 30, 2014	$72,737	$(220,035)	$(147,298)
_____________

(1)	Reclassification of amounts related to pension liability adjustments are included as a component of net periodic pension cost.

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
The following shows business unit information for the three months ended June 30, 2014 and 2013 and as of June 30 and March 31, 2014, where applicable, reconciled to consolidated totals, and prepared on the same basis as our condensed consolidated financial statements (in thousands):

	Three Months Ended June 30,
	2014	2013
Business unit gross revenue from external clients:
Europe	$228,405	$166,709
West Africa	82,856	79,381
North America	57,642	58,582
Australia	51,603	43,998
Other International	35,526	32,975
Corporate and other	16,506	17,349
Total business unit gross revenue	$472,538	$398,994
Intra-business unit gross revenue:
Europe	$161	$—
West Africa	—	—
North America	—	(16)
Australia	—	—
Other International	8	—
Corporate and other	771	863
Total intra-business unit gross revenue	$940	$847
Consolidated gross revenue reconciliation:
Europe	$228,566	$166,709
West Africa	82,856	79,381
North America	57,642	58,566
Australia	51,603	43,998
Other International	35,534	32,975
Corporate and other	17,277	18,212
Intra-business unit eliminations	(940)	(847)
Total consolidated gross revenue	$472,538	$398,994

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended June 30,
	2014	2013
Earnings from unconsolidated affiliates, net of losses – equity method investments:
Europe	$374	$3,040
North America	(466)	(8)
Other International	4,373	8,940
Total earnings from unconsolidated affiliates, net of losses – equity method investments	$4,281	$11,972

Consolidated operating income (loss) reconciliation:
Europe	$40,369	$20,021
West Africa	16,662	19,253
North America	12,546	8,123
Australia	2,253	3,280
Other International	10,402	18,442
Corporate and other	(17,650)	(11,279)
Gain (loss) on disposal of assets	610	(1,721)
Total consolidated operating income	$65,192	$56,119

Depreciation and amortization:
Europe	$9,722	$7,248
West Africa	3,539	3,260
North America	4,776	6,139
Australia	3,609	1,889
Other International	3,404	3,630
Corporate and other	284	653
Total depreciation and amortization	$25,334	$22,819

	June 30, 2014	March 31, 2014
Identifiable assets:
Europe	$913,427	$932,803
West Africa	444,995	454,161
North America	521,250	487,659
Australia	358,856	260,483
Other International	574,699	579,571
Corporate and other	727,491	683,580
Total identifiable assets (1)	$3,540,718	$3,398,257

Investments in unconsolidated affiliates – equity method investments:
Europe	$710	$1,067
North America	61,104	61,570
Other International	197,855	193,692
Total investments in unconsolidated affiliates – equity method investments	$259,669	$256,329
_____________

(1)
Includes $558.7 million and $477.9 million of construction in progress within property and equipment on our condensed consolidated balance sheets as of June 30 and March 31, 2014, respectively, which primarily represents progress payments on aircraft to be delivered in future periods.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 10 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
In connection with the issuance of the 6 1/4% Senior Notes and the 3% Convertible Senior Notes, the Guarantor Subsidiaries fully, unconditionally, jointly and severally guaranteed the payment obligations under these notes. The following supplemental financial information sets forth, on a consolidating basis, the balance sheet, statement of income, comprehensive income and cash flow information for Bristow Group Inc. (“Parent Company Only”), for the Guarantor Subsidiaries and for our other subsidiaries (the “Non-Guarantor Subsidiaries”). We have not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Income
Three Months Ended June 30, 2014

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$—	$75,637	$396,901	$—	$472,538
Intercompany revenue	553	24,826	—	(25,379)	—
	553	100,463	396,901	(25,379)	472,538
Operating expense:
Direct cost and reimbursable expense	—	53,065	273,406	—	326,471
Intercompany expenses	—	—	25,379	(25,379)	—
Depreciation and amortization	(142)	10,215	15,261	—	25,334
General and administrative	18,337	10,099	31,996	—	60,432
	18,195	73,379	346,042	(25,379)	412,237

Gain (loss) on disposal of assets	—	1,338	(728)	—	610
Earnings from unconsolidated affiliates, net of losses	36,992	—	4,281	(36,992)	4,281
Operating income	19,350	28,422	54,412	(36,992)	65,192
Interest expense, net	27,518	(1,006)	(33,639)	—	(7,127)
Other income (expense), net	(928)	(72)	(239)	—	(1,239)

Income before provision for income taxes	45,940	27,344	20,534	(36,992)	56,826
Allocation of consolidated income taxes	(1,813)	233	(10,243)	—	(11,823)
Net income	44,127	27,577	10,291	(36,992)	45,003
Net income attributable to noncontrolling interests	(18)	—	(876)	—	(894)
Net income attributable to Bristow Group	$44,109	$27,577	$9,415	$(36,992)	$44,109

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Income
Three Months Ended June 30, 2013

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$—	$76,643	$322,351	$—	$398,994
Intercompany revenue	374	20,366	—	(20,740)	—
	374	97,009	322,351	(20,740)	398,994
Operating expense:
Direct cost and reimbursable expense	—	57,444	234,555	—	291,999
Intercompany expenses	—	—	20,740	(20,740)	—
Depreciation and amortization	717	10,683	11,419	—	22,819
General and administrative	11,790	7,585	20,933	—	40,308
	12,507	75,712	287,647	(20,740)	355,126

Gain (loss) on disposal of assets	—	1,388	(3,109)	—	(1,721)
Earnings from unconsolidated affiliates, net of losses	31,750	—	13,972	(31,750)	13,972
Operating income	19,617	22,685	45,567	(31,750)	56,119
Interest expense, net	7,601	(31)	(27,821)	—	(20,251)
Other income (expense), net	2	14	(1,382)	—	(1,366)
Income before provision for income taxes	27,220	22,668	16,364	(31,750)	34,502
Allocation of consolidated income taxes	(317)	(525)	(6,748)	—	(7,590)
Net income	26,903	22,143	9,616	(31,750)	26,912
Net income attributable to noncontrolling interests	(17)	—	(9)	—	(26)
Net income attributable to Bristow Group	$26,886	$22,143	$9,607	$(31,750)	$26,886

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Comprehensive Income
Three Months Ended June 30, 2014

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net income	$44,127	$27,577	$10,291	$(36,992)	$45,003
Other comprehensive income (loss):
Currency translation adjustments	(7,036)	—	(19,645)	35,672	8,991
Total comprehensive income (loss)	37,091	27,577	(9,354)	(1,320)	53,994

Net income attributable to noncontrolling interests	(18)	—	(876)	—	(894)
Currency translation adjustments attributable to noncontrolling interests	—	—	217	—	217
Total comprehensive income attributable to noncontrolling interests	(18)	—	(659)	—	(677)
Total comprehensive income (loss) attributable to Bristow Group	$37,073	$27,577	$(10,013)	$(1,320)	$53,317

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Comprehensive Income
Three Months Ended June 30, 2013

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net income	$26,903	$22,143	$9,616	$(31,750)	$26,912
Other comprehensive income:
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Balance Sheet
As of June 30, 2014

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$6,660	$—	$129,008	$(1,864)	$133,804
Accounts receivable	28,717	190,627	337,076	(245,822)	310,598
Inventories	—	42,622	108,291	—	150,913
Assets held for sale	—	10,734	19,559	—	30,293
Prepaid expenses and other current assets	3,017	2,691	49,079	—	54,787
Total current assets	38,394	246,674	643,013	(247,686)	680,395
Intercompany investment	1,274,404	111,435	—	(1,385,839)	—
Investment in unconsolidated affiliates	—	—	265,955	—	265,955
Intercompany notes receivable	1,396,993	—	—	(1,396,993)	—
Property and equipment—at cost:
Land and buildings	977	48,789	100,063	—	149,829
Aircraft and equipment	75,313	1,356,491	1,397,111	—	2,828,915
	76,290	1,405,280	1,497,174	—	2,978,744
Less: Accumulated depreciation and amortization	(12,897)	(216,061)	(307,404)	—	(536,362)
	63,393	1,189,219	1,189,770	—	2,442,382
Goodwill	—	4,755	53,016	—	57,771
Other assets	200,034	1,363	53,045	(160,227)	94,215
Total assets	$2,973,218	$1,553,446	$2,204,799	$(3,190,745)	$3,540,718

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$10,930	$81,352	$173,202	$(163,206)	$102,278
Accrued liabilities	15,991	28,314	150,319	(6,834)	187,790
Current deferred taxes	(4,728)	(1,409)	20,227	—	14,090
Short-term borrowings and current maturities of long-term debt	5,679	—	8,172	—	13,851
Deferred sale leaseback advance	—	152,347	—	—	152,347
Total current liabilities	27,872	260,604	351,920	(170,040)	470,356
Long-term debt, less current maturities	921,494	—	19,763	—	941,257
Intercompany notes payable	—	425,169	1,209,665	(1,634,834)	—
Accrued pension liabilities	—	—	82,365	—	82,365
Other liabilities and deferred credits	11,265	22,539	26,072	—	59,876
Deferred taxes	150,507	9,614	19,111	—	179,232
Temporary equity	—	—	24,245	—	24,245
Stockholders’ investment:
Common stock	374	4,996	22,876	(27,872)	374
Additional paid-in-capital	767,918	9,291	270,905	(280,196)	767,918
Retained earnings	1,277,976	821,233	186,574	(1,007,807)	1,277,976
Accumulated other comprehensive loss	(61,755)	—	(15,547)	(69,996)	(147,298)
Treasury shares	(124,122)	—	—	—	(124,122)
Total Bristow Group stockholders’ investment	1,860,391	835,520	464,808	(1,385,871)	1,774,848
Noncontrolling interests	1,689	—	6,850	—	8,539
Total stockholders’ investment	1,862,080	835,520	471,658	(1,385,871)	1,783,387
Total liabilities and stockholders’ investment	$2,973,218	$1,553,446	$2,204,799	$(3,190,745)	$3,540,718

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Balance Sheet
As of March 31, 2014

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,640	$—	$200,147	$(446)	$204,341
Accounts receivable	32,280	104,155	310,288	(149,280)	297,443
Inventories	—	40,864	96,599	—	137,463
Assets held for sale	—	8,505	20,771	—	29,276
Prepaid expenses and other current assets	3,882	3,258	45,944	—	53,084
Total current assets	40,802	156,782	673,749	(149,726)	721,607
Intercompany investment	1,273,337	111,435	—	(1,384,772)	—
Investment in unconsolidated affiliates	—	—	262,615	—	262,615
Intercompany notes receivable	1,286,354	—	—	(1,286,354)	—
Property and equipment—at cost:
Land and buildings	977	49,499	95,497	—	145,973
Aircraft and equipment	64,094	1,357,126	1,224,930	—	2,646,150
	65,071	1,406,625	1,320,427	—	2,792,123
Less: Accumulated depreciation and amortization	(13,057)	(211,385)	(298,930)	—	(523,372)
	52,014	1,195,240	1,021,497	—	2,268,751
Goodwill	—	4,755	51,925	—	56,680
Other assets	204,679	1,462	50,392	(167,929)	88,604
Total assets	$2,857,186	$1,469,674	$2,060,178	$(2,988,781)	$3,398,257

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$8,298	$67,728	$157,297	$(143,505)	$89,818
Accrued liabilities	36,442	32,084	141,423	(5,451)	204,498
Current deferred taxes	(7,640)	(1,342)	21,354	—	12,372
Short-term borrowings and current maturities of long-term debt	4,543	—	9,664	—	14,207
Deferred sale leaseback	—	136,930	—	—	136,930
Total current liabilities	41,643	235,400	329,738	(148,956)	457,825
Long-term debt, less current maturities	805,965	—	21,130	—	827,095
Intercompany notes payable	—	378,983	1,076,292	(1,455,275)	—
Accrued pension liabilities	—	—	86,823	—	86,823
Other liabilities and deferred credits	13,750	37,876	26,500	—	78,126
Deferred taxes	144,461	9,472	15,586	—	169,519
Temporary equity	—	—	22,283	—	22,283
Stockholders’ investment:
Common stock	373	4,996	22,876	(27,872)	373
Additional paid-in-capital	762,813	9,291	270,905	(280,196)	762,813
Retained earnings	1,245,220	793,656	177,159	(970,815)	1,245,220
Accumulated other comprehensive income (loss)	(54,719)	—	3,880	(105,667)	(156,506)
Treasury shares	(103,965)	—	—	—	(103,965)
Total Bristow Group stockholders’ investment	1,849,722	807,943	474,820	(1,384,550)	1,747,935
Noncontrolling interests	1,645	—	7,006	—	8,651
Total stockholders’ investment	1,851,367	807,943	481,826	(1,384,550)	1,756,586
Total liabilities and stockholders’ investment	$2,857,186	$1,469,674	$2,060,178	$(2,988,781)	$3,398,257

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Cash Flows
Three Months Ended June 30, 2014

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(22,755)	$54,360	$7,158	$(1,418)	$37,345
Cash flows from investing activities:
Capital expenditures	(11,219)	(98,694)	(90,534)	—	(200,447)
Proceeds from asset dispositions	—	6,423	220	—	6,643
Net cash used in investing activities	(11,219)	(92,271)	(90,314)	—	(193,804)
Cash flows from financing activities:
Proceeds from borrowings	147,500	—	544	—	148,044
Debt issuance costs	—	—	—	—	—
Repayment of debt	(31,891)	—	(3,957)	—	(35,848)
Dividends paid	(11,353)	—	—	—	(11,353)
Increases (decreases) in cash related to intercompany advances and debt	(49,231)	37,911	11,320	—	—
Partial prepayment of put/call obligation	(15)	—	—	—	(15)
Acquisition of noncontrolling interest	—	—	—	—	—
Proceeds from assignment of aircraft purchases	—	—	—	—	—
Repurchase of Common Stock	(20,157)	—	—	—	(20,157)
Issuance of Common Stock	975	—	—	—	975
Tax benefit related to stock-based compensation	166	—	—	—	166
Net cash provided by financing activities	35,994	37,911	7,907	—	81,812
Effect of exchange rate changes on cash and cash equivalents	—	—	4,110	—	4,110
Net increase (decrease) in cash and cash equivalents	2,020	—	(71,139)	(1,418)	(70,537)
Cash and cash equivalents at beginning of period	4,640	—	200,147	(446)	204,341
Cash and cash equivalents at end of period	$6,660	$—	$129,008	$(1,864)	$133,804

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
We have reviewed the condensed consolidated balance sheet of Bristow Group Inc. and subsidiaries (the Company) as of June 30, 2014, and the related condensed consolidated statements of income and comprehensive income and cash flows for the three-month periods ended June 30, 2014 and 2013. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of March 31, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ investment, and cash flows for the year then ended (not presented herein); and in our report dated May 21, 2014 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2014 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
Houston, Texas
August 4, 2014

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (the “fiscal year 2014 Annual Report”) and the MD&A contained therein. In the discussion that follows, the terms “Current Quarter” and “Comparable Quarter” refer to the three months ended June 30, 2014 and 2013, respectively. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ending March 31, 2015 is referred to as “fiscal year 2015.”
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
•fluctuations in levels of oil and natural gas production, exploration and development activities;
•fluctuations in the demand for our services;
•the existence of competitors;

•	the existence of operating risks inherent in our business, including the possibility of declining safety performance;
•the possibility of changes in tax and other laws and regulations;
•the possibility that the major oil companies do not continue to expand internationally and offshore;
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
•the possibility that we or our suppliers will be unable to deliver new aircraft on time or on budget;
•the possibility that we may be unable to obtain financing or we may be unable to draw on our credit facilities;
•the possibility that we may lack sufficient liquidity to continue to repurchase shares or pay a quarterly dividend;
•the possibility that segments of our fleet may be grounded for extended periods of time or indefinitely;
•the possibility that we may be unable to re-deploy our aircraft to regions with greater demand;

•	the possibility that reductions in spending on helicopter services by governmental agencies could lead to modifications of search and rescue (“SAR”) contract terms or delays in receiving payments;

•	the possibility that customers may reject our aircraft due to late delivery or unacceptable aircraft design or operability; and

•	the possibility that we do not achieve the anticipated benefits from the addition of new-technology aircraft to our fleet.
The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. For a more detailed description of risk factors, please see the risks and uncertainties described under Item 1A. “Risk Factors” included in the fiscal year 2014 Annual Report.
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
General
We are the leading provider of helicopter services to the worldwide offshore energy industry based on the number of aircraft operated and one of two helicopter service providers to the offshore energy industry with global operations. We have a long history in the helicopter services industry through Bristow Helicopters Limited ("Bristow Helicopters") and Offshore Logistics, Inc., having been founded in 1955 and 1969, respectively. We have major transportation operations in the North Sea, Nigeria and the U.S. Gulf of Mexico, and in most of the other major offshore energy producing regions of the world, including Australia, Brazil, Canada, Russia and Trinidad. We provide private sector SAR services in Australia, Canada, Norway, Russia and Trinidad, and we provide public sector SAR services in North Scotland on behalf of the Maritime & Coastguard Agency. Additionally, in March 2013 we were awarded a contract to provide public sector SAR services for all of the U.K. We are completing construction of certain facilities, ordering of aircraft and training of personnel, and the contract awarded in March 2013 will commence during fiscal year 2016.
We generated 83%, 81% and 84% of our consolidated operating revenue, business unit operating income and business unit adjusted EBITDAR, respectively, from operations outside of the U.S. during the Current Quarter. Adjusted EBITDAR is calculated by taking our net income and adjusting for interest expense, depreciation and amortization, rent expense (included as components of direct cost and general and administrative expense), provision for income taxes, gain (loss) on disposal of assets and any special items during the reported periods.
We conduct our business in one segment: Helicopter Services. The Helicopter Services segment operations are conducted primarily through five business units:

•	Europe,

•	West Africa,

•	North America,

•	Australia, and

•	Other International.
We primarily provide helicopter services to a broad base of major integrated, national and independent offshore energy companies. Our clients charter our helicopters primarily to transport personnel between onshore bases and offshore production platforms, drilling rigs and other installations. To a lesser extent, our clients also charter our helicopters to transport time-sensitive equipment to these offshore locations. These clients' operating expenditures in the production sector are the principle source of our revenue, while their exploration and development capital expenditures provide a lesser portion of our revenue. The clients for SAR services include both the oil and gas industry, where our revenue is primarily dependent on our client's operating expenditures, and governmental agencies, where our revenue is dependent on a country's desire to privatize SAR and enter into long-term contracts. In addition to our primary Helicopter Services operations, we also operate a training business unit, Bristow Academy, and provide technical services to clients in the U.S. and U.K. As of June 30, 2014, we operated 363 aircraft (including 257 owned aircraft and 91 leased aircraft; 15 of the owned aircraft are held for sale) and our unconsolidated affiliates operated 131 aircraft in addition to those aircraft leased from us.

The chart below presents (1) the number of helicopters in our fleet and their distribution among the business units of our Helicopter Services segment as of June 30, 2014; (2) the number of helicopters which we had on order or under option as of June 30, 2014; and (3) the percentage of operating revenue which each of our business units provided during the Current Quarter. For additional information regarding our commitments and options to acquire aircraft, see Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

		Aircraft in Consolidated Fleet
		Helicopters
	Percentage of Current Quarter Operating Revenue	Small	Medium	Large	Training	Fixed Wing		Unconsolidated Affiliates (3)
							Total (1)(2)		Total
Europe	46%	—	8	62	—	30	100	—	100
West Africa	18%	8	29	7	—	3	47	—	47
North America	13%	33	23	13	—	—	69	—	69
Australia	11%	2	8	19	—	—	29	—	29
Other International	8%	2	33	10	—	—	45	131	176
Corporate and other	4%	—	—	—	73	—	73	—	73
Total	100%	45	101	111	73	33	363	131	494
Aircraft not currently in fleet: (4)
On order		—	7	30	—	—	37
Under option		—	20	31	—	—	51

(1)	Includes 15 aircraft held for sale and 91 leased aircraft as follows:

	Held for Sale Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Training	Fixed Wing	Total
Europe	—	—	5	—	—	5
West Africa	—	2	—	—	—	2
North America	—	—	—	—	—	—
Australia	—	—	1	—	—	1
Other International	2	4	—	—	—	6
Corporate and other	—	—	—	1	—	1
Total	2	6	6	1	—	15

	Leased Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Training	Fixed Wing	Total
Europe	—	1	20	—	13	34
West Africa	—	1	1	—	—	2
North America	1	13	4	—	—	18
Australia	2	2	4	—	—	8
Other International	—	—	—	—	—	—
Corporate and other	—	—	—	29	—	29
Total	3	17	29	29	13	91

(2)	The average age of our fleet, excluding training aircraft, was ten years as of June 30, 2014.

(3)
The 131 aircraft operated by our unconsolidated affiliates do not include those aircraft leased from us. Includes 57 helicopters (primarily medium) and 29 fixed wing aircraft owned and managed by Líder Táxi Aéreo S.A. (“Líder”), our unconsolidated affiliate in Brazil, which is included in our Other International business unit.

(4)	This table does not reflect aircraft which our unconsolidated affiliates may have on order or under option.

The commercial aircraft in our consolidated fleet represented in the above chart are our primary source of revenue. To normalize the consolidated operating revenue of our fleet for the different revenue productivity and cost of our commercial aircraft, we developed a common weighted factor that combines large, medium and small aircraft into a combined standardized number of revenue producing commercial aircraft assets. We call this measure Large AirCraft Equivalent (“LACE”). Our large, medium and small aircraft, including owned and leased, are weighted as 100%, 50%, and 25%, respectively, to arrive at a single LACE number, which excludes training aircraft, fixed wing aircraft, unconsolidated affiliate aircraft, aircraft held for sale and aircraft construction in progress. We divide our operating revenue from commercial contracts, which excludes operating revenue from affiliates and reimbursable revenue, by LACE to develop a LACE rate, which is a standardized rate. Our current number of LACE is 163 and our historical LACE and LACE rate is as follows:

	Current Quarter	Fiscal Year Ended March 31,
		2014	2013	2012	2011	2010
LACE	163	158	158	149	153	159
LACE Rate (in millions)	$9.55	$9.34	$8.35	$7.89	$7.15	$6.49
The following table presents the distribution of LACE aircraft owned and leased, and the percentage of LACE leased as of June 30, 2014. The percentage of LACE leased is calculated by taking the total LACE for leased aircraft divided by the total LACE for all aircraft we operate, including both owned and leased aircraft.

	LACE
	Owned Aircraft	Leased Aircraft	Percentage of LACE leased
Europe	41	21	34%
West Africa	21	2	7%
North America	22	11	33%
Australia	17	6	24%
Other International	25	—	—%
Total	125	38	23%
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

Our Strategy
Our goal is to strengthen our position as the leading helicopter services provider to the offshore energy industry and a leading helicopter services provider for civilian SAR. We intend to employ the following well defined business/commercial and capital allocation strategies to achieve this goal:
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

•
Grow our business while managing our assets. We plan to grow our business globally and increase our revenue and profitability over time, while managing through cyclical downturns in the energy industry or governmental spending reductions or modifications. We conduct flight operations in most major oil and gas producing regions of the world, and through our strong relationships with our existing clients we are aware of future business opportunities in the markets we currently serve that would allow us to grow through new contracts. Additionally, new opportunities may result in growth through acquisitions, participation with existing unconsolidated affiliates, investing in new companies, or creating partnerships and alliances with existing industry participants. We are also actively managing our aircraft fleet with the expressed goal of continually renewing the fleet with newer technology aircraft, while also reducing the number of fleet types we operate. We expect that a reduction in the number of fleet types we operate will allow us to realize operating, maintenance, inventory and supply chain efficiencies across a more standardized global fleet of aircraft.

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

Capital Allocation Strategy
Our capital allocation strategy is based on three principles as follows:

Principle: Prudent Balance Sheet Management

Principle: Highest Return using BVA

Principle: Balanced Shareholder Return

Liquidity Adequate?
No
Create/Build Liquidity
Yes
Capital Structure Targets Achieved?
No
Reduce Leverage
Yes
Invest in Growth Opportunities
Are returns above capital charge?
Yes
Organic Growth/ Acquisitions
No
Withdraw Capital
Capital Appreciation
Return Capital to Shareholders
Growing Quarterly Dividend
Other forms of capital returns

•
Prudent balance sheet management. Throughout our corporate and business unit management, we proactively manage our capital allocation plan with a focus on achieving business growth and improving rates of return, within the dictates of prudent balance sheet management. In addition to cash flow generated from operations, we intend to maintain adequate liquidity and manage our capital structure relative to our commitments with external financings when necessary and through the use of operating leases for 30-35% of our LACE. As of June 30, 2014, aircraft under operating leases accounted for 23% of our LACE. Our adjusted debt to total equity ratio and total liquidity were 80.2% and $331.3 million, respectively, as of June 30, 2014 and 76.4% and $529.9 million, respectively, as of March 31, 2014. Adjusted debt includes the net present value of operating leases totaling $391.3 million and $411.6 million, respectively, letters of credit, bank guarantees and financial guarantees totaling $2.2 million and $2.7 million, respectively, and the unfunded pension liability of $82.4 million and $86.8 million, respectively, as of June 30 and March 31, 2014.

•
Highest return. Our internal financial management framework, called BVA, focuses on the returns we deliver across our organization. BVA is a financial performance measure customized for the Company to measure gross cash flow less a capital charge, assumed to be 10.5% of the use of gross invested capital employed. Our goal is to achieve strong improvements in BVA over time by (1) improving the cash returns we earn throughout our organization via operational excellence initiatives and capital efficiency improvements as well as through better pricing based on the differentiated value we deliver to clients via the Bristow Client Promise program; (2) deploying more capital into commercial opportunities where management believes we can deliver strong returns and when we believe it will benefit us and our shareholders, including making strategic acquisitions or strategic equity investments; and (3) withdrawing capital from areas where returns are deemed inadequate and unable to be sufficiently improved. When appropriate, we may divest parts of the Company. Improvements in BVA are the primary financial measure in our management incentive plan, which is designed to align the interests of management with shareholders and also encourages management actions that increase the long-term value of the Company.

•
Balanced shareholder return. We believe our liquidity position and cash flows from operations will be adequate to finance operating and maintenance expenditures, so we have matched our capital deployment alternatives for the current business environment to deliver a more balanced return to our shareholders. On July 31, 2014, our board of directors approved a dividend of $0.32 per common share, our fourteenth consecutive quarterly dividend. On August 1, 2013, our board of directors approved a dividend policy with a goal of an annualized quarterly dividend payout ratio of 20-30% of forward adjusted earnings per share, although actual dividend payments are at the discretion of the board of directors and may not meet this ratio. Also, our board of directors has authorized expenditures to repurchase shares of common stock, par value $.01 per share (“Common Stock”) since November 2011. As of July 31, 2014, we had repurchased 1,918,505 shares of our Common Stock for a total of $128.0 million. Additionally, we had $31.7 million of repurchase authority remaining from $133.4 million that was authorized for share repurchases between November 5, 2013 and November 5, 2014. For additional information on our repurchases of Common Stock, see “Share Repurchases” in Note 11 to the financial statements in our fiscal year 2014 Annual Report and Note 8 to the condensed consolidated financial statements included elsewhere in this Quarterly Report. The timing and method of any repurchases under the program will depend on a variety of factors, is subject to our results of operations, financial condition, cash requirements, and other factors and restrictions under applicable law and our debt instruments, and may be suspended or discontinued at any time.

Market Outlook
Our core business is providing helicopter services to the worldwide oil and gas industry. Our global operations and critical mass of helicopters provide us with geographic and client diversity which helps mitigate risks associated with a single market or client.
The business environment during 2014 has remained positive, despite short-term challenges. We are currently continuing to experience significant demand for medium and large helicopters. Based on our current contract level and discussions with our clients about their needs for aircraft related to their oil and gas production, development and exploration plans, we anticipate the demand for aircraft services will continue at a high level for the near term although in certain markets such as Australia we have seen a technical delay in clients' equipment resulting in a delay for our service start dates. Further, based on the projects already under development by our clients in the markets in which we currently operate, we anticipate global demand for our services will continue to grow.
The SAR market is continuing to evolve and we believe further outsourcing of civilian SAR services to the private sector will continue as it is successfully deployed for governments. The clients for SAR services include both the oil and gas industry where our revenue is primarily dependent on our client’s operating expenditures and governmental agencies where our revenue is dependent on a country’s desire to privatize SAR and enter into long-term contracts. SAR service opportunities not related to the oil and gas industry include previously awarded work involving seven aircraft for our U.K. Gap SAR contract, five aircraft in Ireland, two aircraft in the Dutch Antilles and 18 additional aircraft for our U.K. SAR contract. We are also aware of other opportunities yet to be awarded in the future for up to 16 aircraft in various countries including Australia, Brazil, the Falklands, Libya, the Netherlands and Nigeria.
We continue to seek ways to operate more efficiently and work with our clients to improve the efficiency of their operations within our “Operational Excellence” initiative and “Bristow Client Promise” program. These efficiency gains, combined with strong demand, should lead to expansion of our business in some of our core markets.
Recent Events
Eastern Airways acquisition — On February 6, 2014, Bristow Helicopters acquired a 60% interest in the privately owned Eastern Airways International Limited (“Eastern Airways”) for cash of £27 million ($44 million) with possible earn out consideration of up to £6 million ($10 million) to be paid over a three year period based on the achievement of specified financial performance thresholds. In addition, Bristow Helicopters entered into agreements with the other stockholders of Eastern Airways that grant Bristow Helicopters the right to buy all of their Eastern Airways shares (and grant them the right after seven years to require Bristow Helicopters to buy all of their shares) and include transfer restrictions and other customary provisions. Eastern Airways is a regional fixed wing operator based at Humberside Airport located in North Lincolnshire, England with both charter and scheduled services targeting U.K. oil and gas industry transport. We believe this investment will strengthen Bristow Helicopters’ ability to provide a complete suite of point to point transportation services for existing European based passengers, expand helicopter services in certain areas like the Shetland Islands and create a more integrated logistics solution for global clients.
The acquisition of Eastern Airways is accounted for under the purchase method and the results are consolidated from the date of acquisition in the Europe business unit.
We expect this acquisition will contribute approximately $160 million in operating revenue and $25 million of adjusted EBITDAR on an annual basis.

Retirement of President and Chief Executive Officer — On February 3, 2014, the Company announced that William E. Chiles would resign as President and Chief Executive Officer of the Company effective upon the conclusion of the 2014 annual meeting of the stockholders of the Company that was held on July 31, 2014. On June 9, 2014, Jonathan E. Baliff began serving as President and on July 31, 2014 assumed the additional role of Chief Executive Officer of the Company. Mr. Baliff also became a member of the Board of Directors of the Company effective July 31, 2014. Mr. Chiles will remain an employee of the Company and will provide consulting services to the Company. For further details of the terms of Mr. Chiles Retirement and Consulting Agreement, dated January 30, 2014, see Note 10 to our fiscal year 2014 Financial Statements. Compensation to be paid to Mr. Chiles under this agreement impacted our financial results for fiscal year 2014 and will impact our financial results for fiscal years 2015-2017.
Award of U.K SAR contract — On March 26, 2013, Bristow Helicopters was awarded the U.K. SAR contract with the U.K. Department for Transport (“DfT”) to provide SAR services for all of the U.K. The U.K. SAR contract has a phased-in transition period beginning in April 2015 and continuing to July 2017 and a contract length of approximately ten years. We expect the U.K. SAR contract to generate operating revenue, adjusted EBITDAR and BVA of approximately $2.5 billion, $1.1 billion and $300 million, respectively, over the contract term with anticipated capital requirements of approximately $825 million. For further details, see the fiscal year 2014 Annual Report.
Aircraft incidents and fleet changes — On October 22, 2012, an incident occurred with an Airbus Helicopters EC225 Super Puma helicopter operated by another helicopter company, which resulted in a controlled ditching of the aircraft on the North Sea, south of the Shetland Isles, U.K. Following the ditching, all 19 passengers and crew were recovered safely and without injuries.
This incident resulted in the CAAs in the U.K. and Norway issuing safety directives in October 2012, requiring operators to suspend operations of the affected aircraft and our cessation of operations a total of 16 large Airbus Helicopters aircraft for a period of time pending determination of the root cause of the gear shaft failure that resulted in the incident. However, in July 2013 the European Aviation Safety Authority (the “EASA”) issued an airworthiness directive providing for interim solutions involving minor aircraft modifications and new maintenance/operating procedures for mitigating shaft failure and enhancing early detection which allows the EC225 to safely fly without the new shaft. We commenced return to operational service of our EC225 fleet in the third quarter of fiscal year 2014. The gear shaft has been redesigned and, in April 2014, Airbus Helicopters advised us that the EASA has certified the new shaft with the expectation that the global oil and gas fleet will have the new shaft installed in the next twelve to twenty four months. We currently operate 22 of these aircraft including 16 owned and six leased. All but one of these aircraft are available for revenue service. Until the fleet is again fully operational and under commercial arrangements similar to before the operational suspension, this situation could have a material adverse effect on our future business, financial condition and results of operations.
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
One safety directive, which is scheduled to go into effect on September 1, 2014, will restrict seating capacity on some aircraft in the North Sea until new passenger emergency breathing systems are available or side floats are installed. Operational restrictions when sea states are above a certain prescribed level were effective on June 1, 2014 and further requirements will be implemented over the next 12 months, including the flight prohibition of individuals whose size exceeds the dimensions of emergency egress windows. Training of the North Sea offshore workforce on the new breathing systems has commenced and roll-out of the new passenger life jackets incorporating this system will commence mid-August. We expect most locations to have these in place by the September 1, 2014 deadline, but there is a possibility that some passenger capacity restrictions may be necessary which could lead to additional flights being required by our clients.
We believe CAP 1145 will make our industry safer. We are cooperating with the CAA, the Joint Operator's Review of Safety, and our clients in the North Sea to evaluate and deploy technologies that meet these new safety standards. We remain committed to ensuring that any impact to our operations is managed through our existing safety policies and programs and does not result in an elevated safety risk in the near term. The requirements could present North Sea operators, including us, with significant operational challenges.

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
As part of an ongoing process to rationalize and simplify our global fleet of helicopters, we plan to reduce our current fleet, consisting of 28 different fleet and sub-fleet types, to eight fleet types in approximately five years and five fleet types in approximately ten years. During fiscal year 2014, we completed our exit from five fleet types and expect to exit from an additional eight fleet types over the next two fiscal years. As we modernize our fleet, we have recently added two new fleet types, the AgustaWestland AW189 large and Sikorsky S-76D medium aircraft; the first AW189 was delivered in April 2014 and is currently operating on revenue service in the U.K. and the first three S-76Ds were delivered in the last two quarters of fiscal year 2014 but are not yet operating on revenue service. This is the first time in five years that we have introduced a new aircraft fleet type into our fleet. These aircraft and other new technology models will comprise our service offering as we reduce the overall number of aircraft in our fleet in the upcoming years.
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
Selected Regional Perspectives
In fiscal year 2014, we announced that we won a number of significant long term client contracts, including a new contract in Tanzania which represents our first significant entry into East Africa. This contract is for a minimum of 27 months with two one-year extension options. In Norway, a contract with a major client was renewed starting January 2014 through December 2018, with an option for seven years. This follows four other contracts with three different clients in Europe, each with more than five years’ duration. In the U.S. Gulf of Mexico, we were awarded one of our longest contracts, starting in April 2014 for a minimum of three years with two one-year extension options. Additionally, in early fiscal year 2015 we announced that we had won a contract in Australia for three large aircraft operating out of Ceduna in South Australia over 24 months beginning in January 2016. These contracts will utilize a total of twelve large and three medium aircraft and are expected to generate up to $850 million in revenue. Six of the twelve aircraft are new Sikorsky S-92s. This contract work, with higher pricing and improved terms, is expected to continue to commence through fiscal year 2015.
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

Brazil continues to represent a significant part of our positive growth outlook. The ongoing growth in the pre-salt deepwater fields in Brazil will necessitate investment in infrastructure and associated services, particularly the addition of more offshore drilling rigs and production platforms. Aircraft procured for this market tend to be newer and more sophisticated which is aligned with both our “Client Promise” and Líder's “Decolar” service differentiation programs. Continuing the fleet growth plan, Petrobras has released new tenders for multiple medium and large aircraft expected to commence starting in the middle of calendar year 2015 through calendar year 2016. In addition, recent new licensing rounds have been very well attended and several international oil companies have gained new blocks which will result in additional aircraft demand beyond the Petrobras requirements. Líder also has significant business in the general aviation sector and previously announced that it had secured a new position as the exclusive dealer for Bombardier jet aircraft sales in Brazil. This is expected to add to Líder's aircraft sales business and supplement Líder's Beechcraft turboprop dealership position.
As expected, Líder's operations performed better during fiscal year 2014 as new aircraft began operating, as evidenced by improved earnings from unconsolidated affiliates when excluding certain tax charges discussed in our fiscal year 2014 financial statements. However, currency fluctuations continue to make it difficult to predict the earnings from our Líder investment. Earnings from unconsolidated affiliates, net of losses, on our consolidated statements of income, is included in calculating adjusted EBITDAR and adjusted net income.
As discussed in “Item 1A. Risk Factors” in the fiscal year 2014 Annual Report, we are subject to competition and the political environment in the countries where we operate. In Nigeria, we have seen a recent increase in competitive pressure and the application of existing local content regulations that could impact our ability to win future work at levels previously anticipated. In order to properly and fully embrace new regulations, we have made a number of key changes to our operating model in Nigeria, while maintaining safety as our number one priority at all times. The objectives of these changes being (a) enhancing the level of continued compliance by each of Bristow Helicopters Nigeria Ltd. (“BHNL”) and Pan African Airlines Nigeria Ltd. (“PAAN”) with local content regulations, (b) providing technical aviation maintenance services through a wholly-owned Bristow Group entity, BGI Aviation Technical Services Nigeria Limited (“BATS”), and (c) each of BHNL, PAAN and BATS committing to continue to apply and use all key Bristow Group standards and policies, including without limitation our Target Zero safety program, our Code of Business Integrity and our Operations Manuals. As a result of these changes, our ability to continue to consolidate BHNL and PAAN under the current accounting requirements could change.
We recognize that the current operating environment in the North America business unit is challenging for our fleet mix and we are proactively restructuring our business by exiting the Alaska aircraft market with a long-term strategy of operating larger aircraft to service Gulf of Mexico deepwater client contracts. During the Current Quarter, we recorded $1.0 million in costs associated with the restructuring of our North America business unit which related primarily to employee severance and retention costs. We expect our exit from the Alaska market to conclude by August 2014 and we expect to incur approximately $0.6 million in additional costs related mostly to severance and retention through August 2014 as we complete our obligations under current contracts.
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

Results of Operations
The following table presents our operating results and other statement of income information for the applicable periods:

	Three Months Ended June 30,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except per share amounts, percentages and flight hours)
Gross Revenue:
Operating revenue	$437,335	$359,547	$77,788	21.6%
Reimbursable revenue	35,203	39,447	(4,244)	(10.8)%
Total gross revenue	472,538	398,994	73,544	18.4%

Operating expense:
Direct cost	293,863	255,256	(38,607)	(15.1)%
Reimbursable expense	32,608	36,743	4,135	11.3%
Depreciation and amortization	25,334	22,819	(2,515)	(11.0)%
General and administrative	60,432	40,308	(20,124)	(49.9)%
Total operating expense	412,237	355,126	(57,111)	(16.1)%

Gain (loss) on disposal of assets	610	(1,721)	2,331	135.4%
Earnings from unconsolidated affiliates, net of losses	4,281	13,972	(9,691)	(69.4)%

Operating income	65,192	56,119	9,073	16.2%

Interest expense, net	(7,127)	(20,251)	13,124	64.8%
Other income (expense), net	(1,239)	(1,366)	127	9.3%

Income before provision for income taxes	56,826	34,502	22,324	64.7%
Provision for income taxes	(11,823)	(7,590)	(4,233)	(55.8)%

Net income	45,003	26,912	18,091	67.2%
Net income attributable to noncontrolling interests	(894)	(26)	(868)	*
Net income attributable to Bristow Group	$44,109	$26,886	$17,223	64.1%

Diluted earnings per common share	$1.23	$0.74	$0.49	66.2%
Operating margin (1)	14.9%	15.6%	(0.7)%	(4.5)%
Flight hours (2)	53,178	50,091	3,087	6.2%

Non-GAAP financial measures: (3)
Adjusted operating income	$69,304	$57,840	$11,464	19.8%
Adjusted operating margin (1)	15.8%	16.1%	(0.3)%	(1.9)%
Adjusted EBITDAR	$127,623	$102,473	$25,150	24.5%
Adjusted EBITDAR margin (1)	29.2%	28.5%	0.7%	2.5%
Adjusted net income	$47,369	$36,504	$10,865	29.8%
Adjusted diluted earnings per share	$1.32	$1.00	$0.32	32.0%

 ____________
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

	Three Months Ended June 30,
	2014	2013
	(In thousands, except per share amounts)
Adjusted operating income	$69,304	$57,840
Gain (loss) on disposal of assets	610	(1,721)
Special items (i)	(4,722)	—
Operating income	$65,192	$56,119

Adjusted EBITDAR	$127,623	$102,473
Gain (loss) on disposal of assets	610	(1,721)
Special items (i)	(5,594)	—
Depreciation and amortization	(25,334)	(22,819)
Rent expense	(33,116)	(23,061)
Interest expense	(7,363)	(20,370)
Provision for income taxes	(11,823)	(7,590)
Net income	$45,003	$26,912

Adjusted net income	$47,369	$36,504
Gain (loss) on disposal of assets (ii)	483	(1,342)
Special items (i) (ii)	(3,743)	(8,276)
Net income attributable to Bristow Group	$44,109	$26,886

Adjusted diluted earnings per share	$1.32	$1.00
Gain (loss) on disposal of assets (ii)	0.01	(0.04)
Special items (i) (ii)	(0.10)	(0.23)
Diluted earnings per share	1.23	0.74
____________

(i)	See information about special items during the Current Quarter and Comparable Quarter under “Current Quarter Compared to Comparable Quarter” below.

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
The following presents business unit adjusted EBITDAR and adjusted EBITDAR margin discussed in “Business Unit Operating Results,” and consolidated adjusted EBITDAR and adjusted EBITDAR margin for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013
	(In thousands, except percentages)
Europe	$68,677	$41,492
West Africa	20,443	23,720
North America	22,860	17,023
Australia	11,008	6,774
Other International	14,708	22,185
Corporate and other	(10,073)	(8,721)
Consolidated adjusted EBITDAR	$127,623	$102,473

Europe	34.1%	30.3%
West Africa	25.6%	31.3%
North America	39.7%	29.2%
Australia	23.7%	17.7%
Other International	41.4%	67.4%
Consolidated adjusted EBITDAR margin	29.2%	28.5%

Current Quarter Compared to Comparable Quarter
For the Current Quarter, we reported operating income of $65.2 million, net income of $44.1 million and diluted earnings per share of $1.23 compared to operating income of $56.1 million, net income of $26.9 million and diluted earnings per share of $0.74 for the Comparable Quarter. The results for the Current Quarter included $1.0 million in costs related to the restructuring of our North America business unit, $3.7 million in expense related to CEO succession and $0.9 million in premium and fees associated with a repurchase of a portion of our 6 ¼% Senior Notes due 2022 (“6 ¼% Senior Notes”), which had a combined negative impact of $0.10 on diluted earnings per share. Excluding these special items and gains on disposal of assets, adjusted operating income, adjusted net income and adjusted diluted earnings per share were $69.3 million, $47.4 million and $1.32, respectively, for the Current Quarter. Excluding the special item described below and losses on disposal of assets, adjusted operating income, adjusted net income and adjusted diluted earnings per share were $57.8 million, $36.5 million and $1.00, respectively, for the Comparable Quarter.
Adjusted EBITDAR, which excludes the same special items and gain (losses) on disposal of assets, was $127.6 million in the Current Quarter compared to $102.5 million in the Comparable Quarter. Adjusted EBITDAR margin increased from 28.5% in the Comparable Quarter to 29.2% in the Current Quarter, with increases for all business units except West Africa and Other International.
The increase in adjusted EBITDAR, adjusted net income and adjusted diluted earnings per share for the Current Quarter was primarily driven by:

•	Increase in activity in our Europe business unit, including the commencement of SAR work under the U.K. Gap SAR contract and addition of Eastern Airways,

•	The startup of new contracts in Australia,

•	A favorable shift in the mix to larger aircraft under contract that benefited our operations in North America,

•
The recovery of $6.8 million from our original equipment manufacturer provided in the form of maintenance credits resulting from a settlement for aircraft performance issues and transportation costs and benefited our Europe and Australia business unit,

•
The reversal of $4.4 million in bad debt expense in our North America business unit related to a client that had previously filed for bankruptcy for which we have subsequently settled and collected funds, and

•	A favorable impact from changes in foreign currency exchange rates, which resulted in an increase to adjusted EBITDAR of $5.9 million.
Additionally, operating income, net income and diluted earnings per share, on an unadjusted and adjusted basis, were impacted by a $10.1 million increase in rent expense over the Comparable Quarter as we increased the number of leased aircraft.
Gross revenue increased 18.4% to $472.5 million for the Current Quarter from $399.0 million for the Comparable Quarter driven primarily by the addition of new contracts with improved pricing and improvements in flight activity in our Europe ($24.7 million), Australia ($8.3 million) and West Africa ($4.2 million) business units and the acquisition of Eastern Airways in February 2014, which contributed $39.8 million of operating revenue during the Current Quarter. Additionally, a favorable impact from changes in foreign currency rates increased gross revenue by $10.3 million.
Direct costs increased 15.1%, or $38.6 million, to $293.9 million for the Current Quarter from $255.3 million for the Comparable Quarter driven primarily by a $24.5 million increase in salaries and benefits due to increased activity and the acquisition of Eastern Airways in February 2014 and a $9.2 million increase in rent expense primarily due to an increase in the number of leased aircraft.
Reimbursable expense decreased 11.3%, or $4.1 million, to $32.6 million in the Current Quarter from $36.7 million in the Comparable Quarter primarily due to a decrease in our Europe business unit.
Depreciation and amortization increased 11.0%, or $2.5 million, to $25.3 million for the Current Quarter from $22.8 million for the Comparable Quarter. Although we have added aircraft to our fleet, we also increased the number of leased aircraft during fiscal year 2014.

General and administrative expense increased 49.9%, or $20.1 million, to $60.4 million for the Current Quarter from $40.3 million for the Comparable Quarter primarily due to an overall increase in compensation, professional fees, information technology and training and recruitment expenses. Additionally, during the Current Quarter we recorded $3.7 million in expense related to CEO succession.
Gain (loss) on disposal of assets increased 135.4%, or $2.3 million, to a gain of $0.6 million for the Current Quarter from a loss of $1.7 million for the Comparable Quarter. The gain on disposal of assets in the Current Quarter included a gain of $3.2 million from the sale or disposal of four aircraft and other equipment partially offset by impairment charges totaling $2.6 million related to four held for sale aircraft. During the Comparable Quarter, the loss on disposal of assets included a loss of $0.5 million from the sale or disposal of four aircraft and other equipment and impairment charges totaling $1.2 million related to two held for sale aircraft.
Earnings from unconsolidated affiliates, net of losses, decreased $9.7 million to $4.3 million for the Current Quarter from $14.0 million in the Comparable Quarter. The decrease in earnings from unconsolidated affiliates, net of losses, primarily resulted from a $4.2 million decrease from Líder primarily resulting from a reduction in aircraft sales and higher income taxes, a decrease of $2.9 million as we sold our investment in the FB Entities in July 2013 and a decrease of $2.0 million as we received $2.0 million in dividends from our cost method investment in Egypt during the Comparable Quarter.
Interest expense, net, decreased 64.8%, or $13.1 million, to $7.1 million in the Current Quarter from $20.3 million in the Comparable Quarter primarily due to the write-off of deferred financing fees related a potential financing of $12.7 million in the Comparable Quarter and an increase in capitalized interest due to an increase in construction in progress during the Current Quarter. During the Current Quarter, we incurred $0.9 million in premium and fees for the repurchase of a portion of our 6 ¼% Senior Notes, which is included in other income (expense), net on our condensed consolidated statements of income. Additionally, we wrote-off $0.2 million of unamortized deferred financing fees related to the 6 ¼% Senior Notes, which was included in interest expense on our condensed consolidated statements of income.
Other income (expense), net decreased $0.1 million to a loss of $1.2 million in the Current Quarter from a loss of $1.3 million in the Comparable Quarter primarily due to favorable changes in foreign currency exchange rates.
As discussed above, the impact of the costs associated with the North America business unit restructuring, CEO succession costs and the repurchase of a portion of our 6 ¼% Senior Notes (the repurchase premium and write-off of deferred financing fees) have been identified as special items for the Current Quarter. In the Comparable Quarter, one special item related to the cancellation of a potential financing impacted our results. These items in the Current Quarter and Comparable Quarter have been identified as special items as they are not considered by management to be part of our ongoing operations when assessing and measuring the operational and financial performance of the organization. The impact of these items on our adjusted operating income, adjusted EBITDAR, adjusted net income and adjusted diluted earnings per share is as follows:

	Three Months Ended June 30, 2014
	Adjusted Operating Income	Adjusted EBITDAR	Adjusted Net Income	Adjusted Diluted Earnings Per Share
	(In thousands, except per share amounts)
North America restructuring	$(1,033)	$(1,033)	$(671)	$(0.02)
CEO succession	(3,689)	(3,689)	(2,398)	(0.07)
Repurchase of 6 ¼% Senior Notes	—	(872)	(674)	(0.02)
Total special items	$(4,722)	$(5,594)	$(3,743)	(0.10)
	Three Months Ended June 30, 2013
	Adjusted Operating Income	Adjusted EBITDAR	Adjusted Net Income	Adjusted Diluted Earnings Per Share
	(In thousands, except per share amounts)
Cancellation of potential financing	$—	$—	$(8,276)	$(0.23)
Total special items	$—	$—	$(8,276)	(0.23)

Business Unit Operating Results
The following tables set forth certain operating information for the business units comprising our Helicopter Services segment. Intercompany lease revenue and expense are eliminated from our segment reporting, and depreciation expense of aircraft is presented in the segment that operates the aircraft.
Current Quarter Compared to Comparable Quarter
Set forth below is a discussion of the operations of our business units. Our consolidated results are discussed under “Results of Operations” above.
Europe

	Three Months Ended June 30,		Favorable (Unfavorable)

	2014	2013
	(In thousands, except percentages)
Operating revenue	$201,681	$137,159	$64,522	47.0%
Reimbursable revenue	$26,885	$29,550	$(2,665)	(9.0)%
Earnings from unconsolidated affiliates, net of losses	$374	$3,040	$(2,666)	(87.7)%
Operating income	$40,369	$20,021	$20,348	101.6%
Operating margin	20.0%	14.6%	5.4%	37.0%
Adjusted EBITDAR	$68,677	$41,492	$27,185	65.5%
Adjusted EBITDAR margin	34.1%	30.3%	3.8%	12.5%
The operations of our Europe business unit have continued to expand since the Comparable Quarter with the net addition of five large aircraft. These additional aircraft, as well as an overall increase in activity with existing clients and under new contracts primarily in the Northern North Sea in the U.K. and Norway resulted in $12.8 million of increased operating revenue. Additionally, during June and July 2013 we began operating the U.K. Gap SAR contract at two bases resulting in an increase of $12.0 million in operating revenue for the Current Quarter. Also, Bristow Helicopters acquired a 60% interest in Eastern Airways in February 2014, which contributed $39.8 million to the increase in operating revenue and contributed $9.3 million in adjusted EBITDAR for the Current Quarter. Additionally, gross revenue was impacted by changes in exchange rates that increased gross revenue by $13.3 million.
The increases in operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin were driven by the revenue growth. Other expenses also increased as a result of the acquisition of Eastern Airways and the increase in activity levels, such as salaries and benefits of $17.9 million, fuel expense of $6.6 million and rent expense of $4.2 million. Additionally, operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin benefited from the recovery of $4.8 million in credits for maintenance expense from our original equipment manufacturer during the Current Quarter resulting from settlement for aircraft performance and transportation costs. This benefit was partially offset by the decrease in earnings from unconsolidated affiliates, net of losses, of $2.7 million due to the sale of the FB Entities in July 2013. Before the benefit of the maintenance credits utilized during the Current Quarter, adjusted EBITDAR margin was 31.7%.
We expect our results in Europe to continue to be strong in future periods as a result of additional new contracts commencing and possible major contract awards. However, we are currently unable to determine the impact that could result from new rules proposed by the U.K. CAA as discussed under “Executive Overview – Market Outlook” discussed elsewhere in this Quarterly Report. Our second and third fiscal quarters ended September 30 and December 31, 2014 should also be impacted by maintenance credits received from an original equipment manufacturer.

West Africa

	Three Months Ended June 30,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Operating revenue	$79,958	$75,779	$4,179	5.5%
Reimbursable revenue	$2,898	$3,602	$(704)	(19.5)%
Operating income	$16,662	$19,253	$(2,591)	(13.5)%
Operating margin	20.8%	25.4%	(4.6)%	(18.1)%
Adjusted EBITDAR	$20,443	$23,720	$(3,277)	(13.8)%
Adjusted EBITDAR margin	25.6%	31.3%	(5.7)%	(18.2)%
Operating revenue for West Africa in the Current Quarter increased primarily due to $5.3 million from improved pricing and $6.0 million from increased activity from certain contracts, partially offset by a $6.7 million decline in activity in other contracts.
Operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin decreased in the Current Quarter primarily due to an increase in salaries and benefits of $2.9 million resulting from annual salary increases and training costs associated with the introduction of a new aircraft type into this market, an increase in value-added taxes of $1.7 million and unplanned aircraft maintenance.
As previously discussed, we have seen recent changes in the West Africa market as a result of new competitors entering this market. Additionally, increasingly active trade unions, changing regulations and the changing political environment have made and are expected to continue to make our operating results from Nigeria unpredictable.
North America

	Three Months Ended June 30,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Operating revenue	$57,515	$58,235	$(720)	(1.2)%
Reimbursable revenue	$127	$331	$(204)	(61.6)%
Earnings from unconsolidated affiliates, net of losses	$(466)	$(8)	$(458)	*
Operating income	$12,546	$8,123	$4,423	54.5%
Operating margin	21.8%	13.9%	7.9%	56.8%
Adjusted EBITDAR	$22,860	$17,023	$5,837	34.3%
Adjusted EBITDAR margin	39.7%	29.2%	10.5%	36.0%
______
 * percentage change not meaningful
Operating revenue decreased primarily due to our planned closure of operations in Alaska, which reduced operating revenue by $2.9 million in the Current Quarter and a decline in the number of small aircraft on contract in the U.S. Gulf of Mexico, which reduced operating revenue by $4.6 million in the Current Quarter, partially offset by an increase in the number of medium and large aircraft on contract in the U.S. Gulf of Mexico which increased operating revenue by $6.8 million in the Current Quarter.
During the Current Quarter, we reversed $4.4 million of bad debt expense in our North America business unit related to a client that had previously filed for bankruptcy for which we have subsequently settled and collected funds. Also, during the Current Quarter, we recorded $1.0 million in costs associated with the restructuring of this business unit and planned closure of our Alaska operations, which related primarily to employee severance and retention costs. We expect our exit from the Alaska market to conclude by August 2014 and we expect to incur approximately $0.6 million in additional costs related mostly to severance and retention through August 2014 as we complete our obligations under current contracts. Adjusted EBITDAR and adjusted EBITDAR margin for the Current Quarter excludes the $1.0 million in costs incurred with the restructuring of this business unit. The increase in operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin are driven by a change in mix of fleet on contract in the U.S. Gulf of Mexico to more medium and large aircraft. The reversal of the bad debt expense of $4.4 million also added to adjusted EBITDAR. These increases were partially offset by a decrease in earnings from unconsolidated affiliates, net of losses, related to Cougar. Before the benefit of the reversal of the bad debt expense of $4.4 million, adjusted EBITDAR margin was 32.2% for the Current Quarter.

We recognize that the current operating environment in the North America business unit is challenging for our fleet mix and we are proactively restructuring our business by exiting the Alaska market with a long-term strategy of operating larger aircraft to service Gulf of Mexico deepwater client contracts. During the Current Quarter, we sold two small aircraft and spare parts inventory that had previously been operating in this business unit.
Australia

	Three Months Ended June 30,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Operating revenue	$46,516	$38,213	$8,303	21.7%
Reimbursable revenue	$5,087	$5,785	$(698)	(12.1)%
Operating income	$2,253	$3,280	$(1,027)	(31.3)%
Operating margin	4.8%	8.6%	(3.8)%	(44.2)%
Adjusted EBITDAR	$11,008	$6,774	$4,234	62.5%
Adjusted EBITDAR margin	23.7%	17.7%	6.0%	33.9%
Operating revenue for Australia increased due to an increase in revenue of $20.9 million due to the start of new contracts, including the INPEX contract, partially offset by the ending of short-term contracts of $10.4 million and an unfavorable impact of foreign currency exchange rates of $2.2 million. Additionally, reimbursable revenue decreased $0.7 million in the Current Quarter.
Operating income and operating margin declined primarily due to an increase in salaries and benefits of $3.3 million and rent expense of $2.9 million. During the Current Quarter, results in Australia were impacted by incurring costs, including salaries and benefits, depreciation, insurance, training and lease costs, in anticipation of certain contracts that were delayed in starting. Adjusted EBITDAR and adjusted EBITDAR margin exclude the impact of the increase in the number of aircraft on lease in the Current Quarter and reflects the overall growth in this business unit in terms of new contracts and utilization. Also, during the Current Quarter we were able to recover $2.0 million in credits for maintenance expense from our original equipment manufacturer as settlements for aircraft performance and transportation costs. For further details about the INPEX contract award, see “Executive Overview - Market Outlook” included elsewhere in this Quarterly Report. Before the benefit of the maintenance credits utilized during the Current Quarter, adjusted EBITDAR margin was 19.3%.
We expect the results for this business unit to continue to improve over the remainder of fiscal year 2015 as the new contracts begin. Our second and third fiscal quarters ended September 30 and December 31, 2014 should also be impacted by maintenance credits received from an original equipment manufacturer.
Other International

	Three Months Ended June 30,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Operating revenue	$35,533	$32,893	$2,640	8.0%
Reimbursable revenue	$1	$82	$(81)	(98.8)%
Earnings from unconsolidated affiliates, net of losses	$4,373	$10,940	$(6,567)	(60.0)%
Operating income	$10,402	$18,442	$(8,040)	(43.6)%
Operating margin	29.3%	56.1%	(26.8)%	(47.8)%
Adjusted EBITDAR	$14,708	$22,185	$(7,477)	(33.7)%
Adjusted EBITDAR margin	41.4%	67.4%	(26.0)%	(38.6)%
Operating revenue for Other International increased in the Current Quarter primarily due to increased activity in Trinidad ($4.5 million) and the contract in Tanzania that started in the fourth quarter of fiscal year 2014 ($4.6 million), partially offset by a decline in revenue resulting from a decline in aircraft on contract in Malaysia ($4.2 million), Russia ($1.3 million) and Mexico ($1.0 million).
Operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin decreased primarily due to a decrease of $6.6 million in earnings from unconsolidated affiliates, net of losses, and the decline in activity in Malaysia, partially offset by increased activity in Trinidad and the contract in Tanzania.

Earnings from unconsolidated affiliates, net of losses, decreased primarily due to a decrease in earnings from our investment in Líder in Brazil of $4.2 million in the Current Quarter resulting from a reduction in contribution from the aircraft sales division and higher income taxes. See further discussion about our investment in Líder and the Brazil market in “Executive Overview – Market Outlook” and “– Current Quarter Compared to Comparable Quarter” included elsewhere in this Quarterly Report.
Corporate and Other

	Three Months Ended June 30,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Operating revenue	$17,072	$18,115	$(1,043)	(5.8)%
Reimbursable revenue	$205	$97	$108	111.3%
Operating loss	$(17,650)	$(11,279)	$(6,371)	(56.5)%
Adjusted EBITDAR	$(10,073)	$(8,721)	$(1,352)	(15.5)%
Corporate and other includes our Bristow Academy business unit, technical services business and corporate costs that have not been allocated out to other business units.
Operating revenue decreased primarily due to a decrease of support fees for helicopters operating in Canada of $1.7 million, partially offset by an increase in revenue at Bristow Academy of $1.0 million primarily resulting from an increase in military training.
Corporate operating expense primarily represents costs of our corporate office and other general and administrative costs not allocated to our business units. Operating loss increased and adjusted EBITDAR decreased primarily due to an increase in compensation of $6.1 million, professional fees of $3.2 million and information technology expense of $1.2 million during the Current Quarter. Additionally, during the Current Quarter we recorded $3.7 million of expense related to CEO succession which is excluded from adjusted EBITDAR.
Interest Expense, Net

	Three Months Ended June 30,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Interest income	$236	$119	$117	98.3%
Interest expense	(9,887)	(9,360)	(527)	(5.6)%
Amortization of debt discount	(1,019)	(921)	(98)	(10.6)%
Amortization of debt fees	(673)	(13,336)	12,663	95.0%
Capitalized interest	4,216	3,247	969	29.8%
Interest expense, net	$(7,127)	$(20,251)	$13,124	64.8%
The decrease in interest expense, net in the Current Quarter is primarily due to the write-off of $12.7 million of deferred financing fees related to a potential financing in the Comparable Quarter and an increase in capitalized interest due to an increase in construction in progress during the Current Quarter, partially offset by write-off of deferred financing fees of $0.2 million related to the repurchase of $11.3 million of our 6 ¼% Senior Notes in the Current Quarter.

Other Income (Expense), Net

	Three Months Ended June 30,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Foreign currency losses	$(396)	$(1,366)	$970	71.0%
Other	(843)	—	(843)	*
Other income (expense), net	$(1,239)	$(1,366)	$127	9.3%
______
* percentage change not meaningful
Other income (expense), net increased primarily due to $0.9 million in premium and fees as a result of the repurchase of $11.3 million of our 6 ¼% Senior Notes, partially offset by the impact of changes in foreign currency exchange rates during the Current Quarter.
Taxes

	Three Months Ended June 30,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Effective tax rate	20.8%	22.0%	1.2%	5.5%
Net foreign tax on non-U.S. earnings	$7,189	$5,332	$(1,857)	(34.8)%
Benefit of foreign earnings indefinitely reinvested abroad	$(14,000)	$(10,573)	$3,427	32.4%
Change in valuation allowance for contingency	$(35)	$30	$65	216.7%
Utilization of foreign tax credits	$(3,059)	$(1,908)	$1,151	60.3%
Change in valuation allowance	$227	$—	$(227)	*
______
 * percentage change not meaningful
Our effective income tax rate for the Current Quarter and Comparable Quarter were reduced by the permanent investment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits.

Liquidity and Capital Resources
Cash Flows
Operating Activities
Net cash flows provided by operating activities totaled $37.3 million during the Current Quarter compared to $36.4 million during the Comparable Quarter. Changes in non-cash working capital generated $29.4 million and used $26.3 million in cash flows from operating activities for the Current Quarter and Comparable Quarter, respectively. The increase in net cash flows provided by operating activities is primarily due to the growth in revenue during the Current Quarter.
Investing Activities
Cash flows used in investing activities were $193.8 million and $177.6 million for the Current Quarter and Comparable Quarter, respectively. Cash was used for capital expenditures as follows:

	Three Months Ended June 30,
	2014	2013
Number of aircraft delivered:
Medium	3	3
Large	6	3
Total aircraft	9	6
Capital expenditures (in thousands):
Aircraft and related equipment	$172,098	$167,227
Other	28,349	12,305
Total capital expenditures	$200,447	$179,532
In addition to these capital expenditures, investing cash flows were impacted by aircraft sales. During the Current Quarter, we received proceeds of $6.6 million primarily from the sale or disposal of four aircraft and certain other equipment. During the Comparable Quarter, we received $1.9 million in proceeds from the sale or disposal of four aircraft and certain other equipment.
Financing Activities
Cash flows generated from financing activities were $81.8 million and $85.4 million during the Current Quarter and Comparable Quarter, respectively. During the Current Quarter, we received $147.5 million from borrowings on our Revolving Credit Facility and $1.0 million in proceeds from the issuance of Common Stock upon exercise of stock options. During the Current Quarter, cash was used for the repayment of debt totaling $35.8 million, payment of dividends on our Common Stock totaling $11.4 million and repurchase of our Common Stock totaling $20.2 million. During the Comparable Quarter, we received $102.0 million from borrowings on our Revolving Credit Facility and cash was used for the repayment of debt totaling $1.7 million, payment of deferred financing fees of $12.7 million for a potential financing and payment of a dividend on our Common Stock totaling $9.0 million. See further discussion of the potential financing in “– Current Quarter Compared to Comparable Quarter” included elsewhere in this Quarterly Report.

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
The following tables summarize our significant contractual obligations and other commercial commitments on an undiscounted basis as of June 30, 2014 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings as of June 30, 2014. Additional details regarding these obligations are provided in Note 8 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2014 Annual Report and in Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Payments Due by Period
		Nine Months Ending March 31, 2015	Fiscal Year Ending March 31,
	Total		2016— 2017	2018— 2019	2020 and beyond
	(In thousands)
Contractual obligations:
Long-term debt and short-term borrowings:
Principal (1)	$959,710	$9,854	$42,212	$56,837	$850,807
Interest (2)	406,314	22,552	78,775	134,876	170,111
Aircraft operating leases (3)	397,259	70,832	171,830	110,221	44,376
Other operating leases (4)	71,973	7,020	14,196	10,680	40,077
Pension obligations (5)	172,798	20,752	59,250	39,780	53,016
Aircraft purchase obligations (6)	658,017	373,440	284,577	—	—
Other purchase obligations (7)	87,711	37,682	7,763	9,554	32,712
Total contractual cash obligations	$2,753,782	$542,132	$658,603	$361,948	$1,191,099
Other commercial commitments:
Letters of credit	$2,225	$817	$1,408	$—	$—
Contingent consideration (8)	44,258	8,000	32,839	3,419	—
Other commitments (9)	—	—	—	—	—
Total commercial commitments	$46,483	$8,817	$34,247	$3,419	$—
 ______

(1)	Excludes unamortized discount of $4.1 million and $0.5 million on the 3% Convertible Senior Notes and Term Loan, respectively.

(2)	Interest payments for variable interest debt are based on interest rates as of June 30, 2014.

(3)	Represents separate operating leases for aircraft. For further details, see Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

(4)	Represents minimum rental payments required under non-operating leases that have initial or remaining non-cancelable lease terms in excess of one year.

(5)
Represents expected funding for pension benefits in future periods. These amounts are undiscounted and are based on the expectation that the U.K. and Norway pensions will be fully funded in approximately four and three years, respectively. As of June 30, 2014, we had recorded on our balance sheet an $82.4 million pension liability associated with these obligations. The timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustees.

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

(8)
The Cougar purchase agreement includes a potential earn-out of $40 million payable over three years based on Cougar achieving certain agreed performance targets. During fiscal year 2014, the first year earn-out payment of $6.0 million was paid as Cougar achieved agreed performance targets. The fair value of the earn-out is $31.5 million as of June 30, 2014 and is included in other accrued liabilities and other liabilities and deferred credits on our condensed consolidated balance sheet. See Note 3 in the “Notes to Condensed Consolidated Financial Statements” included in the fiscal year 2014 Annual Report. The Eastern Airways purchase agreement includes a potential earn-out of £6 million ($10 million) over a three year period. The earn-out consideration will be included as general and administrative expense in our condensed consolidated statements of income as earned.

(9)
In connection with the Bristow Norway acquisition in fiscal year 2011, we granted the former partner in this joint venture an option that if exercised would require us to acquire up to five aircraft at fair value upon the expiration of the lease terms for such aircraft. One of the options was exercised in December 2009, two of the options expired and the remaining aircraft options were exercised in June 2014.

Capital Commitments and Other Uses of Cash
We have commitments and options to make capital expenditures over the next five fiscal years to purchase additional aircraft, including aircraft associated with the commitments reflected in the table above. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order are expected to provide incremental fleet capacity in terms of revenue, operating margin and adjusted EBITDAR margin. See Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for a detail of the number of aircraft under commitments and options expected to be delivered in the current and subsequent five fiscal years by aircraft size along with the related expenditures, and for a rollforward of aircraft commitments and options through June 30, 2014. During fiscal year 2015, we expect to invest approximately $190 million in various infrastructure enhancements, including aircraft facilities, training centers and technology. Through June 30, 2014, we had incurred approximately $32 million towards these projects.
As discussed under "— Executive Overview — Our Strategy — Capital Allocation Strategy", cash may also be used for dividend payments and repurchases of Common Stock. Additionally, cash may be used in future periods to repurchase or otherwise retire debt, including our 3% Convertible Senior Notes and 6 ¼% Senior Notes or for any acquisition opportunities we believe are aligned with our long-term strategy.
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
We expect that our cash on deposit as of June 30, 2014 of $133.8 million, cash flow from operations, proceeds from aircraft sales and proceeds from the sale leaseback of existing owned aircraft, as well as available borrowing capacity under our Revolving Credit Facility will be sufficient to satisfy our capital commitments, including our aircraft purchase commitments to service our oil and gas clients and remaining anticipated capital requirements in connection with our U.K. SAR contract of approximately $900 million as of June 30, 2014. The available borrowing capacity under our Revolving Credit Facility was $197.5 million as of June 30, 2014. While we plan to continue to be disciplined concerning future capital commitments, we also intend to continue managing our capital structure and liquidity position with external financings as needed. Our strategy will involve funding our short-term liquidity requirements with borrowings under our Revolving Credit Facility and funding our long-term financing needs, while maintaining a prudent capital structure, among the following alternatives: operating leases, bank debt, private and public debt and/or equity offerings and export credit agency-supported financings.

Critical Accounting Policies and Estimates
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in the fiscal year 2014 Annual Report for a discussion of our critical accounting policies. There have been no material changes to our critical accounting policies and estimates provided in the fiscal year 2014 Annual Report.
Recent Accounting Pronouncements
See Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for a discussion of recent accounting pronouncements.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
We are subject to certain market risks arising from the use of financial instruments in the ordinary course of business. This risk arises primarily as a result of potential changes in the fair market value of financial instruments that would result from adverse fluctuations in foreign currency exchange rates, credit risk, and interest rates as discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the fiscal year 2014 Annual Report and Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision of and with the participation of our management, including Jonathan E. Baliff, our President and Chief Executive Officer ("CEO") and John H. Briscoe, our Senior Vice President and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2014. Based on that evaluation, our CEO and CFO concluded that such disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management as appropriate to allow for timely decisions regarding required disclosure under the Exchange Act.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings.
We have certain actions or claims pending that have been discussed and previously reported in Part I. Item 3. “Legal Proceedings” in the fiscal year 2014 Annual Report. Developments in these previously reported matters, if any, are described in Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

Item 1A. Risk Factors.
There have been no material changes during the three months ended June 30, 2014 in our “Risk Factors” as discussed in the fiscal year 2014 Annual Report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (1)

April 1, 2014 - April 30, 2014	100,472	$74.17	100,472	$48,379,179
May 1, 2014 - May 31, 2014	133,476	$74.05	133,476	$38,494,822
June 1, 2014 - June 30, 2014	36,650	$76.96	36,650	$35,674,316
______________

(1)
During the three months ended June 30, 2014, we repurchased 270,598 shares for $20.2 million. Subsequently, from July 1, 2014 through July 31, 2014, we spent $3.8 million to repurchase 52,428 additional shares of our Common Stock. As of July 31, 2014, we had $31.7 million of repurchase authority remaining from $133.4 million that was authorized for share repurchases between November 5, 2013 and November 5, 2014. The timing and method of any repurchases under the program will depend on a variety of factors, is subject to our results of operations, financial condition, cash requirements, and other factors and restrictions under applicable law and our debt instruments, and may be suspended or discontinued at any time.

Item 3.    Defaults Upon Senior Securities
Not applicable.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None.

Item 6.    Exhibits
The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Exhibit

10.1†	Compensation Package dated June 4, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 6, 2014).

10.2+	Summary of Terms and Conditions of Nonqualified Stock Option Award (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 10, 2014).

10.3+	Summary of Terms and Conditions of Officer Restricted Stock Unit Award (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 10, 2014).

10.4+	Summary of Terms and Conditions of Officer Performance Cash Award (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 10, 2014).

10.5+	Bristow Group Inc. Fiscal Year 2015 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 10, 2014).

10.6+	Supplement to Bristow Group Inc. Fiscal Year 2015 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 10, 2014).

10.7+	Bristow Group Inc. Management Severance Benefits Plan for U.S. Employees (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 10, 2014).

10.8+	Bristow Group Inc. Management Severance Benefits Plan for Non-U.S. Employees (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 10, 2014).

15.1*	Letter from KPMG LLP dated August 4, 2014, regarding unaudited interim information.

31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.

31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant

32.1**	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

†	Compensatory Plan or Arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOW GROUP INC.

By:	/s/ John H. Briscoe
John H. Briscoe Senior Vice President and Chief Financial Officer

By:	/s/ Brian J. Allman
Brian J. Allman Vice President, Chief Accounting Officer
August 4, 2014

Index to Exhibits.

Exhibit Number	Description of Exhibit

10.1†	Compensation Package dated June 4, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 6, 2014).

10.2+	Summary of Terms and Conditions of Nonqualified Stock Option Award (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 10, 2014).

10.3+	Summary of Terms and Conditions of Officer Restricted Stock Unit Award (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 10, 2014).

10.4+	Summary of Terms and Conditions of Officer Performance Cash Award (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 10, 2014).

10.5+	Bristow Group Inc. Fiscal Year 2015 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 10, 2014).

10.6+	Supplement to Bristow Group Inc. Fiscal Year 2015 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 10, 2014).

10.7+	Bristow Group Inc. Management Severance Benefits Plan for U.S. Employees (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 10, 2014).

10.8+	Bristow Group Inc. Management Severance Benefits Plan for Non-U.S. Employees (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 10, 2014).

15.1*	Letter from KPMG LLP dated August 4, 2014, regarding unaudited interim information.

31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.

31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant

32.1**	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

†	Compensatory Plan or Arrangement.