Form 10-Q
period 2014-09-30
Bristow Group Inc
filed 2014-11-06
CIK 73887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
☐ Yes ☑ No

Indicate the number shares outstanding of each of the issuer’s classes of Common Stock, as of October 31, 2014.
35,158,196 shares of Common Stock, $.01 par value

BRISTOW GROUP INC.
INDEX — FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements.
BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited) (In thousands, except per share amounts)
Gross revenue:
Operating revenue from non-affiliates	$418,169	$353,849	$834,074	$690,097
Operating revenue from affiliates	22,289	24,781	43,719	48,080
Reimbursable revenue from non-affiliates	35,178	38,698	70,381	78,080
Reimbursable revenue from affiliates	—	—	—	65
	475,636	417,328	948,174	816,322
Operating expense:
Direct cost	305,557	256,766	599,420	512,022
Reimbursable expense	33,309	36,314	65,917	73,057
Depreciation and amortization	28,205	23,858	53,539	46,677
General and administrative	61,724	46,479	122,156	86,787
	428,795	363,417	841,032	718,543

Gain (loss) on disposal of assets	127	(3,064)	737	(4,785)
Earnings from unconsolidated affiliates, net of losses	(2,904)	3,088	1,377	17,060
Operating income	44,064	53,935	109,256	110,054

Interest expense, net	(7,572)	(8,316)	(14,699)	(28,567)
Gain on sale of unconsolidated affiliate	—	103,924	—	103,924
Other income (expense), net	(2,681)	1,487	(3,920)	121
Income before provision for income taxes	33,811	151,030	90,637	185,532
Provision for income taxes	(5,986)	(41,146)	(17,809)	(48,736)
Net income	27,825	109,884	72,828	136,796
Net (income) loss attributable to noncontrolling interests	(1,743)	722	(2,637)	696
Net income attributable to Bristow Group	$26,082	$110,606	$70,191	$137,492

Earnings per common share:
Basic	$0.74	$3.04	$1.98	$3.79
Diluted	$0.73	$3.01	$1.96	$3.75

Cash dividends declared per common share	$0.32	$0.25	$0.64	$0.50

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited) (In thousands)
Net income	$27,825	$109,884	$72,828	$136,796
Other comprehensive income:
Currency translation adjustments	(19,507)	15,874	(10,516)	11,445
Other comprehensive income	8,318	125,758	62,312	148,241

Net (income) loss attributable to noncontrolling interests	(1,743)	722	(2,637)	696
Currency translation adjustments attributable to noncontrolling interests	(183)	(108)	34	(238)
Total comprehensive (income) loss attributable to noncontrolling interests	(1,926)	614	(2,603)	458
Total comprehensive income attributable to Bristow Group	$6,392	$126,372	$59,709	$148,699
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2014	March 31, 2014
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$263,910	$204,341
Accounts receivable from non-affiliates	287,794	292,650
Accounts receivable from affiliates	7,616	4,793
Inventories	142,814	137,463
Assets held for sale	32,088	29,276
Prepaid expenses and other current assets	51,723	53,084
Total current assets	785,945	721,607
Investment in unconsolidated affiliates	259,262	262,615
Property and equipment – at cost:
Land and buildings	154,002	145,973
Aircraft and equipment	2,443,218	2,646,150
	2,597,220	2,792,123
Less – Accumulated depreciation and amortization	(510,895)	(523,372)
	2,086,325	2,268,751
Goodwill	55,520	56,680
Other assets	91,345	88,604
Total assets	$3,278,397	$3,398,257

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$79,799	$89,818
Accrued wages, benefits and related taxes	62,632	71,192
Income taxes payable	8,525	13,588
Other accrued taxes	10,849	9,302
Deferred revenue	29,698	31,157
Accrued maintenance and repairs	19,590	17,249
Accrued interest	15,459	16,157
Other accrued liabilities	45,816	45,853
Deferred taxes	12,054	12,372
Short-term borrowings and current maturities of long-term debt	13,669	14,207
Deferred sale leaseback advance	137,969	136,930
Total current liabilities	436,060	457,825
Long-term debt, less current maturities	765,865	827,095
Accrued pension liabilities	71,815	86,823
Other liabilities and deferred credits	56,255	78,126
Deferred taxes	166,654	169,519
Commitments and contingencies (Note 5)
Temporary equity	24,264	22,283
Stockholders’ investment:
Common stock, $.01 par value, authorized 90,000,000; outstanding: 35,303,808 as of September 30 and 35,708,469 as of March 31 (exclusive of 1,291,441 treasury shares)	375	373
Additional paid-in capital	769,891	762,813
Retained earnings	1,292,722	1,245,220
Accumulated other comprehensive loss	(166,988)	(156,506)
Treasury shares, at cost (2,190,797 and 1,595,479 shares, respectively)	(147,388)	(103,965)
Total Bristow Group stockholders’ investment	1,748,612	1,747,935
Noncontrolling interests	8,872	8,651
Total stockholders’ investment	1,757,484	1,756,586
Total liabilities and stockholders’ investment	$3,278,397	$3,398,257
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six Months Ended September 30,
	2014	2013
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net income	$72,828	$136,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,539	46,677
Deferred income taxes	(329)	7,352
Write-off of deferred financing fees	437	12,733
Discount amortization on long-term debt	2,130	1,722
(Gain) loss on disposal of assets	(737)	4,785
Gain on sale of unconsolidated affiliate	—	(103,924)
Impairment of inventories	3,362	2,364
Stock-based compensation	8,407	6,625
Equity in earnings from unconsolidated affiliates less than (in excess of) dividends received	2,362	(8,061)
Tax benefit related to stock-based compensation	(1,642)	(4,234)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(2,587)	28,508
Inventories	(11,865)	(438)
Prepaid expenses and other assets	(2,664)	8,940
Accounts payable	(1,794)	(2,577)
Accrued liabilities	(10,176)	5,756
Other liabilities and deferred credits	(10,104)	(10,548)
Net cash provided by operating activities	101,167	132,476
Cash flows from investing activities:
Capital expenditures	(302,119)	(339,559)
Proceeds from asset dispositions	397,644	155,603
Proceeds from sale of unconsolidated affiliate	—	112,210
Net cash provided by (used in) investing activities	95,525	(71,746)
Cash flows from financing activities:
Proceeds from borrowings	219,354	160,146
Debt issuance costs	—	(15,152)
Repayment of debt	(282,838)	(117,748)
Partial prepayment of put/call obligation	(30)	(27)
Acquisition of noncontrolling interest	(3,170)	—
Repurchase of common stock	(43,423)	—
Common stock dividends paid	(22,689)	(18,138)
Issuance of common stock	1,398	11,550
Tax benefit related to stock-based compensation	1,642	4,234
Net cash provided by (used in) financing activities	(129,756)	24,865
Effect of exchange rate changes on cash and cash equivalents	(7,367)	12,303
Net increase in cash and cash equivalents	59,569	97,898
Cash and cash equivalents at beginning of period	204,341	215,623
Cash and cash equivalents at end of period	$263,910	$313,521
Cash paid during the period for:
Interest	$14,442	$19,236
Income taxes	$15,322	$16,092
Supplemental disclosure of non-cash investing activities:
Deferred sale leaseback advance	$42,747	$—
Completion of deferred sale leaseback	$(73,104)	$—
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
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2014 and the consolidated results of operations for the three and six months ended September 30, 2014 and 2013, and the consolidated cash flows for the six months ended September 30, 2014 and 2013.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Foreign Currency
During the three and six months ended September 30, 2014 and 2013, our primary foreign currency exposure was to the British pound sterling, the euro, the Australian dollar and the Nigerian naira. The value of these currencies has fluctuated relative to the U.S. dollar as indicated in the following table:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
One British pound sterling into U.S. dollars
High	1.72	1.62	1.72	1.62
Average	1.67	1.55	1.68	1.54
Low	1.61	1.48	1.61	1.48
At period-end	1.62	1.62	1.62	1.62
One euro into U.S. dollars
High	1.37	1.35	1.39	1.35
Average	1.33	1.32	1.35	1.32
Low	1.26	1.28	1.26	1.26
At period-end	1.26	1.35	1.26	1.35
One Australian dollar into U.S. dollars
High	0.95	0.95	0.95	1.07
Average	0.93	0.92	0.93	0.95
Low	0.87	0.89	0.87	0.89
At period-end	0.88	0.94	0.88	0.94
One Nigerian naira into U.S. dollars
High	0.0062	0.0064	0.0063	0.0065
Average	0.0061	0.0063	0.0062	0.0063
Low	0.0060	0.0061	0.0060	0.0061
At period-end	0.0060	0.0063	0.0060	0.0063
______
Source: Bank of England and Oanda.com
Other income (expense), net, in our condensed consolidated statements of income includes foreign currency transaction gains (losses) of $(1.7) million and $0.4 million for the three months ended September 30, 2014 and 2013, respectively, and $(2.1) million and $(1.0) million for the six months ended September 30, 2014 and 2013, respectively. The losses for the three and six months ended September 30, 2014 were primarily driven by the changes in the Australian dollar to U.S. dollars and British pound sterling exchange rates.
Our earnings from unconsolidated affiliates, net of losses, are also affected by the impact of changes in foreign currency exchange rates on the reported results of our unconsolidated affiliates. During the three months ended September 30, 2014 and 2013, earnings from unconsolidated affiliates, net of losses, were decreased by $6.8 million and $2.1 million, respectively, and during the six months ended September 30, 2014 and 2013, earnings from unconsolidated affiliates, net of losses, were decreased by $5.9 million and $2.4 million, respectively, as a result of the impact of changes in foreign currency exchange rates on the earnings of our unconsolidated affiliates, primarily the impact of changes in the Brazilian real to U.S. dollar exchange rate on earnings for our affiliate in Brazil. The value of the Brazilian real has fluctuated relative to the U.S. dollar as indicated in the following table:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
One Brazilian real into U.S. dollars
High	0.4534	0.4568	0.4572	0.5123
Average	0.4398	0.4380	0.4445	0.4617
Low	0.4066	0.4093	0.4066	0.4093
At period-end	0.4102	0.4475	0.4102	0.4475
______
Source: Oanda.com

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

We estimate that the fluctuation of currencies versus the same period in the prior fiscal year had the following effect on our financial condition and results of operations (in thousands):

	Three Months Ended September 30, 2014	Six Months Ended September 30, 2014
Revenue	$9,510	$19,855
Operating expense	(6,027)	(12,109)
Earnings from unconsolidated affiliates, net of losses	(6,620)	(5,898)
Non-operating expense	(2,112)	(1,163)
Income before provision for income taxes	(5,249)	685
Benefit (provision) for income taxes	1,220	(145)
Net income	(4,029)	540
Cumulative translation adjustment	(19,690)	(10,482)
Total stockholders’ investment	$(23,719)	$(9,942)
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
Eastern Airways International Limited ("Eastern Airways") primarily earns revenue through charter and scheduled airline services and provision of airport services. Both chartered and scheduled revenue is recognized net of passenger taxes and discounts. Revenue is recognized at the earlier of the period in which the service is provided or the period in which the right to travel expires, which is determined by the terms and conditions of the ticket. Ticket sales are recorded within deferred revenue until recognized as revenue in accordance with the above policy. Airport services revenue is recognized when earned.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Interest Expense, Net
During the three and six months ended September 30, 2014 and 2013, interest expense, net consisted of the following (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Interest income	$386	$762	$622	$881
Interest expense	(7,958)	(9,078)	(15,321)	(29,448)
Interest expense, net	$(7,572)	$(8,316)	$(14,699)	$(28,567)
Interest expense for the three and six months ended September 30, 2014, respectively, includes the write-off of deferred financing fees of $0.3 million and $0.4 million related to the repurchase of $20.0 million and $31.2 million principal amount of our 6 ¼% Senior Notes due 2022 (the "6 ¼% Senior Notes"). Interest expense for the six months ended September 30, 2013 includes the write-off of $12.7 million of deferred financing fees related to a potential financing that was cancelled in a prior period. For further details on the repurchase of the 6 ¼% Senior Notes, see Note 3.
Gain on Sale of Unconsolidated Affiliate
On July 14, 2013, we sold our 50% interest in each of FBS Limited, FB Heliservices Limited and FB Leasing Limited, collectively referred to as the FB Entities, for £74 million or approximately $112.2 million. We recorded a pre-tax gain on the sale of unconsolidated affiliate of $103.9 million during the three and six months ended September 30, 2014 on our condensed consolidated statements of income.
Other Income (Expense), Net
In addition to foreign currency transaction gains (losses) discussed above, other income (expense), net includes expense of $1.0 million and $1.9 million related to premiums paid for the repurchase of a portion of the 6 ¼% Senior Notes during the three and six months ended September 30, 2014, respectively. Other income (expense), net for the three and six months ended September 30, 2013 also includes $1.1 million of income for the sale of intellectual property.
Accounts Receivable
As of September 30 and March 31, 2014, the allowance for doubtful accounts for non-affiliates was $0.5 million and $5.0 million, respectively. The allowance as of March 31, 2014 primarily related to amounts due from ATP Oil and Gas Corporation, a client in the U.S. Gulf of Mexico, as a result of its filing for bankruptcy. During the six months ended September 30, 2014, the allowance recorded for ATP was reversed as we settled outstanding matters related to ongoing bankruptcy proceedings, which resulted in a $4.4 million reduction in bad debt expense, included within direct cost on our condensed consolidated statements of income. The remaining amount of $0.5 million related to ATP was written off as no further settlement is expected. As of September 30 and March 31, 2014, there were no allowances for doubtful accounts related to accounts receivable due from affiliates.
Inventories
As of September 30 and March 31, 2014, inventories were net of allowances of $43.0 million and $46.0 million, respectively. During the three and six months ended September 30, 2014, we increased our inventory allowance by $3.4 million related to excess inventory identified for an older large aircraft model we plan to remove from our operational fleet over the next two fiscal years. During the six months ended September 30, 2013, we increased our inventory allowance by $2.4 million as a result of our review of excess inventory on aircraft model types we ceased ownership of or classified all or a significant portion of as held for sale; $1.5 million of this allowance was recorded during the three months ended September 30, 2013. A majority of this allowance recorded related to small aircraft types operating primarily in our North America business unit as a result of a move toward operating a fleet of mostly large and medium aircraft in this market.
Prepaid Expenses and Other Current Assets
As of September 30 and March 31, 2014, prepaid expenses and other current assets included the short-term portion of contract acquisition and pre-operating costs totaling $2.1 million and $5.5 million, respectively, related to the search and rescue (“SAR”) contracts in the U.K. and a client contract in Norway, which are recoverable under the contracts and will be expensed over the terms of the contracts.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Other Assets
As of September 30 and March 31, 2014, other assets included the long-term portion of contract acquisition and pre-operating costs totaling $23.8 million and $15.2 million, respectively, related to the SAR contracts in the U.K. and a client contract in Norway and these amounts will be expensed over the term of the contracts.
Property and Equipment and Assets Held for Sale

During the three and six months ended September 30, 2014 and 2013, we made capital expenditures as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Number of aircraft delivered:
Medium	—	3	3	5
Large	2	2	8	5
Total aircraft	2	5	11	10
Capital expenditures (in thousands):
Aircraft and related equipment (1)	$65,386	$145,653	$237,484	$312,880
Other	36,286	14,374	64,635	26,679
Total capital expenditures	$101,672	$160,027	$302,119	$339,559
_____________

(1)
During the three months ended September 30, 2014 and 2013, we spent $48.0 million and $139.4 million, respectively, and during the six months ended September 30, 2014 and 2013, we spent $211.3 million and $301.0 million, respectively, on construction in progress, which primarily represents progress payments on aircraft to be delivered in future periods.

Additionally, the following table presents details on the aircraft sold or disposed of and impairments on assets held for sale during the three and six months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except for number of aircraft)

Number of aircraft sold or disposed of (1)	21	11	25	15
Proceeds from sale or disposal of assets (1)	$391,001	$153,710	$397,644	$155,603
Gain (loss) from sale or disposal of assets	$685	$(2,114)	$3,874	$(2,605)

Number of aircraft impaired	2	1	6	3
Impairment charges on aircraft held for sale	$(558)	$(950)	$(3,137)	$(2,180)
_____________

(1)
During the three and six months ended September 30, 2014 and 2013, 14 and 7 of these aircraft were leased back, and we received $380.7 million and $145.6 million, respectively, in proceeds for these aircraft. We did not enter into any sale leaseback transactions during the three months ended June 30, 2014 and 2013.

Effective April 1, 2014, we changed the useful lives of certain non-aircraft assets. These changes impact our depreciation on the assets and were driven by our annual review of useful lives. During the six months ended September 30, 2014, we recorded a $1.8 million reduction in depreciation expense as a result of this change in useful lives.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Deferred Sale Leaseback Advance
As of September 30 and March 31, 2014, respectively, we had a total deferred sale leaseback advance of $138.0 million and $166.3 million, of which the current portion is included in deferred sale leaseback advance ($138.0 million and $136.9 million) and the long-term portion is included in other liabilities and deferred credits (zero and $29.4 million) on our condensed consolidated balance sheets. During fiscal year 2014, we received payment of approximately $106.1 million for progress payments we had made on seven aircraft under construction, and we assigned any future payments due on these construction agreements to the purchaser. As we have the obligation and intent to lease the aircraft back from the purchaser upon completion, we recorded a liability equal to the cash received and additional payments made by the purchaser thus far totaling $102.9 million, with a corresponding increase to construction in progress. During the three and six months ended September 30, 2014, we took delivery and entered into leases for two of these aircraft, and removed a total of $73.1 million and $72.8 million, respectively, from construction in progress and deferred sale leaseback advance, current from our condensed consolidated balance sheet. We will continue to increase both construction in progress and deferred sale leaseback advance, current or long-term, until we lease the remaining five aircraft, at which time the construction in progress and the liabilities will also be removed from our condensed consolidated balance sheet for those aircraft.
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
As of September 30, 2014, we had interests in four VIEs of which we were the primary beneficiary, which are described below, and had no interests in VIEs of which we were not the primary beneficiary. See Note 3 to the fiscal year 2014 Financial Statements for a description of other investments in significant affiliates.

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
In addition to our ownership of 49% of Bristow Aviation’s outstanding ordinary shares, in May 2004, we acquired eight million shares of deferred stock, essentially a subordinated class of stock with no voting rights, from Bristow Aviation for £1 per share ($14.4 million in total). We also have £91.0 million ($147.5 million) principal amount of subordinated unsecured loan stock (debt) of Bristow Aviation bearing interest at an annual rate of 13.5% and payable semi-annually. Payment of interest on such debt has been deferred since its incurrence in 1996. Deferred interest accrues at an annual rate of 13.5% and aggregated $1.4 billion as of September 30, 2014.
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
Caledonia, the Company and the E.U. Investor also have entered into a put/call agreement under which, upon giving specified prior notice, we have the right to buy all the Bristow Aviation shares held by Caledonia and the E.U. Investor, who, in turn, have the right to require us to purchase such shares. Under current English law, we would be required, in order for Bristow Aviation to retain its operating license, to find a qualified E.U. investor to own any Bristow Aviation shares we have the right to acquire under the put/call agreement. The only restriction under the put/call agreement limiting our ability to exercise the put/call option is a requirement to consult with the Civil Aviation Authority (the “CAA”) in the U.K. regarding the suitability of the new holder of the Bristow Aviation shares. The put/call agreement does not contain any provisions should the CAA not approve the new E.U. investor. However, we would work diligently to find an E.U. investor suitable to the CAA. The amount by which we could purchase the shares of the other investors holding 51.0% of the equity of Bristow Aviation is fixed under the terms of the call option, and we have reflected this amount on our condensed consolidated balance sheets in noncontrolling interests.
Furthermore, the call option provides a mechanism whereby the economic risk for the other investors is limited should the financial condition of Bristow Aviation deteriorate. The call option price is the nominal value of the ordinary shares held by the noncontrolling shareholders (£1.0 million as of September 30, 2014) plus an annual guaranteed rate of return less any prepayments of such call option price and any dividends paid on the shares concerned. We can elect to pre-pay the guaranteed return element of the call option price wholly or in part without exercising the call option. No dividends have been paid. We have accrued the annual return due to the other shareholders at a rate of sterling LIBOR plus 3% (prior to May 2004, the rate was fixed at 12%) by recognizing noncontrolling interest expense on our condensed consolidated statements of income, with a corresponding increase in noncontrolling interests on our condensed consolidated balance sheets. Prepayments of the guaranteed return element of the call option are reflected as a reduction in noncontrolling interests on our condensed consolidated balance sheets. The other investors have an option to put their shares in Bristow Aviation to us. The put option price is calculated in the same way as the call option price except that the guaranteed rate for the period to April 2004 was 10% per annum. If the put option is exercised, any pre-payments of the call option price are set off against the put option price.

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

	September 30, 2014	March 31, 2014
Assets
Cash and cash equivalents	$124,037	$173,490
Accounts receivable	381,721	311,641
Inventories	96,551	94,288
Prepaid expenses and other current assets	77,883	45,791
Total current assets	680,192	625,210
Investment in unconsolidated affiliates	1,321	1,414
Property and equipment, net	234,041	217,969
Goodwill	40,055	41,218
Other assets	51,840	45,477
Total assets	$1,007,449	$931,288
Liabilities
Accounts payable	$270,915	$182,892
Accrued liabilities	122,404	113,820
Accrued interest	1,390,337	1,291,581
Deferred taxes	1,631	3,588
Current maturities of long-term debt	6,854	9,664
Total current liabilities	1,792,141	1,601,545
Long-term debt, less current maturities	165,072	172,391
Accrued pension liabilities	71,815	86,824
Other liabilities and deferred credits	8,714	2,252
Deferred taxes	10,820	13,062
Temporary equity	24,264	22,283
Total liabilities	$2,072,826	$1,898,357

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Revenue	$391,615	$330,006	$775,432	$641,807
Operating income	7,018	18,536	23,718	27,667
Net income (loss) (1)	(47,767)	81,236	(85,348)	48,886
_____________

(1)	During the three months ended September 30, 2013, we sold our 50% interest in the FB Entities and recorded a pre-tax gain of $103.9 million.
Bristow Helicopters Nigeria Ltd. — Bristow Helicopters Nigeria Ltd. (“BHNL”) is a joint venture in Nigeria in which Bristow Helicopters owned a 40% interest, unrelated local Nigerian partners together owned a 10% interest, a Nigerian company owned 100% by Nigerian employees owned a 48% interest and an employee trust fund owned the remaining 2% interest as of September 30, 2014. BHNL provides helicopter services to clients in Nigeria.
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
Note 3 — DEBT
Debt as of September 30 and March 31, 2014 consisted of the following (in thousands):

	September 30, 2014	March 31, 2014
6¼% Senior Notes due 2022	$418,770	$450,000
Term Loan	224,396	226,604
3% Convertible Senior Notes due 2038, including $3.0 million and $5.1 million of unamortized discount, respectively	111,971	109,904
Revolving Credit Facility	—	24,000
Eastern Airways debt	23,855	29,911
Other	542	883
Total debt	779,534	841,302
Less short-term borrowings and current maturities of long-term debt	(13,669)	(14,207)
Total long-term debt	$765,865	$827,095
6 ¼% Senior Notes due 2022 — During the three and six months ended September 30, 2014, respectively, we repurchased $20.0 million and $31.2 million principal amount of the 6 ¼% Senior Notes in the open market at 105% to 105.25% and at 105% to 107.75%, plus accrued interests for a total of $21.6 million and $33.7 million. In connection with this repurchase, during the three and six months ended September 30, 2014, respectively, we incurred $1.0 million and $1.9 million in premium and fees, which is included in other income (expense), net on our condensed consolidated statements of income, and wrote-off $0.3 million and $0.4 million of unamortized deferred financing fees, which is included in interest expense, net on our condensed consolidated statements of income.
Subsequently, during October 2014, we repurchased an additional $17.2 million principal amount of our 6 ¼% Senior Notes in the open market at 103.75% to 104.25% plus accrued interest for a total of $18.3 million.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3% Convertible Senior Notes due 2038 —The balances of the debt and equity components of the 3% Convertible Senior Notes due 2038 (the “3% Convertible Senior Notes”) as of September 30 and March 31, 2014 are as follows (in thousands):

	September 30, 2014	March 31, 2014
Equity component – net carrying value	$14,905	$14,905
Debt component:
Face amount due at maturity	$115,000	$115,000
Unamortized discount	(3,029)	(5,096)
Debt component – net carrying value	$111,971	$109,904
The remaining debt discount is being amortized into interest expense over the expected remaining life of the 3% Convertible Senior Notes to June 2015 (the first put date) using the effective interest rate. The effective interest rate for the three and six months ended September 30, 2014 and 2013 was 6.9%. Interest expense related to our 3% Convertible Senior Notes for the three and six months ended September 30, 2014 and 2013 was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Contractual coupon interest	$863	$863	$1,726	$1,726
Amortization of debt discount	1,048	789	2,067	1,710
Total interest expense	$1,911	$1,652	$3,793	$3,436
Term Loan and Revolving Credit Facility — During the six months ended September 30, 2014, we had borrowings of $218.0 million and made payments of $242.0 million under the Revolving Credit Facility. Additionally, we paid $2.3 million to reduce our borrowings under the Term Loan. As of September 30, 2014, we had $0.5 million in letters of credit outstanding under the Revolving Credit Facility.
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
The following table summarizes the assets as of September 30, 2014, valued at fair value on a non-recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2014	Total Loss for the Three Months Ended September 30, 2014	Total Loss for the Six Months Ended September 30, 2014
Inventories	$—	$19,446	$—	$19,446	$(3,362)	$(3,362)
Assets held for sale	—	4,650	—	4,650	(558)	(3,137)
Total assets	$—	$24,096	$—	$24,096	$(3,920)	$(6,499)
The following table summarizes the assets as of September 30, 2013, valued at fair value on a non-recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2013	Total Loss for the Three Months Ended September 30, 2013	Total Loss for the Six Months Ended September 30, 2013
Inventories	$—	$18,365	$—	$18,365	$(1,539)	$(2,364)
Assets held for sale	—	3,367	—	3,367	(950)	(2,180)
Total assets	$—	$21,732	$—	$21,732	$(2,489)	$(4,544)
The fair value of inventories using Level 2 inputs is determined by evaluating the current economic conditions for sale and disposal of spare parts, which includes estimates as to the recoverability of the carrying value of the parts based on historical experience with sales and disposal of similar spare parts, the expected timeframe of sales or disposals, the location of the spare parts to be sold and the condition of the spare parts to be sold or otherwise disposed of. The fair value of assets held for sale using Level 2 inputs is determined through evaluation of expected sales proceeds for aircraft. This analysis includes estimates based on historical experience with sales, recent transactions involving similar assets, quoted market prices for similar assets and condition and location of aircraft to be sold or otherwise disposed of. The loss for the three and six months ended September 30, 2014 related to two and six aircraft held for sale, respectively, and the loss for the three and six months ended September 30, 2013 related to one and three aircraft held for sale, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Recurring Fair Value Measurements
The following table summarizes the financial instruments we had as of September 30, 2014, valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2014	Balance Sheet Classification
Rabbi Trust investments	$5,413	$—	$—	$5,413	Other assets
Total assets	$5,413	$—	$—	$5,413

Contingent consideration: (1)
Current	$—	$—	$7,770	$7,770	Other accrued liabilities
Long-term	—	—	23,886	23,886	Other liabilities and deferred credits
Total liabilities	$—	$—	$31,656	$31,656
______________

(1)	Relates to our investment in Cougar Helicopters Inc. (“Cougar”). For further details on the Cougar investment, see Note 3 to the fiscal year 2014 Financial Statements.
The following table summarizes the financial instruments we had as of March 31, 2014, valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2014	Balance Sheet Classification
Rabbi Trust investments	$6,599	$—	$—	$6,599	Other assets
Total assets	$6,599	$—	$—	$6,599

Contingent consideration: (1)
Current	$—	$—	$7,652	$7,652	Other accrued liabilities
Long-term	—	—	23,670	23,670	Other liabilities and deferred credits
Total liabilities	$—	$—	$31,322	$31,322
______________

(1)	Relates to our investment in Cougar. For further details on the Cougar investment, see Note 3 to the fiscal year 2014 Financial Statements.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table provides a rollforward of the contingent consideration liability Level 3 fair value measurements during the six months ended September 30, 2014 (in thousands):

Significant Unobservable Inputs (Level 3)
Balance as of March 31, 2014	$31,322
Change in fair value of contingent consideration	334
Balance as of September 30, 2014	$31,656
We assess the estimated fair value of the contractual obligation to pay the contingent consideration on a quarterly basis and any changes in estimated fair value are recorded as accretion expense included in depreciation and amortization on our condensed consolidated statements of income. Fluctuations in the fair value of contingent consideration are impacted by two unobservable inputs, management's estimate of the probability of Cougar achieving certain agreed performance targets and the estimated discount rate. As of September 30 and March 31, 2014, the discount rate approximated 5% and 4%, respectively.
Fair Value of Financial Instruments
The fair value of our financial instruments has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on quoted market prices. The carrying and fair value of our long-term debt, including the current portion, are as follows (in thousands):

	September 30, 2014		March 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
6¼% Senior Notes	$418,770	$434,474	$450,000	$477,000
Term Loan	224,396	224,396	226,604	226,604
3% Convertible Senior Notes	111,971	123,775	109,904	142,382
Revolving Credit Facility	—	—	24,000	24,000
Eastern Airways debt	23,855	23,855	29,911	29,911
Other	542	542	883	883
	$779,534	$807,042	$841,302	$900,780
Other
The fair values of our cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of these items.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 5 — COMMITMENTS AND CONTINGENCIES
Aircraft Purchase Contracts — As shown in the table below, we expect to make additional capital expenditures over the next five fiscal years to purchase additional aircraft. As of September 30, 2014, we had 35 aircraft on order and options to acquire an additional 48 aircraft. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order will provide incremental fleet capacity in terms of revenue and operating income. As discussed in the fiscal year 2014 Financial Statements, we were awarded a contract to provide civilian SAR services for all of the U.K. The SAR configured aircraft on order in the table below are intended to service this contract and other SAR contracts.

	Six Months Ending March 31, 2015	Fiscal Year Ending March 31,
		2016	2017	2018	2019 and thereafter	Total
Commitments as of September 30, 2014: (1)(4)
Number of aircraft:
Medium	—	7	—	—	—	7
Large (2)	2	9	6	—	—	17
SAR configured	5	6	—	—	—	11
	7	22	6	—	—	35
Related expenditures (in thousands)(3)(4)
Medium and large	$74,420	$284,874	$71,606	$—	$—	$430,900
SAR configured	90,640	99,690	—	—	—	190,330
	$165,060	$384,564	$71,606	$—	$—	$621,230
Options as of September 30, 2014:
Number of aircraft:
Medium	—	4	7	7	—	18
Large (2)	—	3	12	12	3	30
	—	7	19	19	3	48

Related expenditures (in thousands)(3)	$34,458	$224,754	$401,642	$280,152	$37,966	$978,972
 ______

(1)	Signed client contracts are currently in place that will utilize 15 of these aircraft.

(2)
Five large aircraft on order and seven large aircraft under options expected to enter service between fiscal years 2017 and 2019 are subject to the successful development and certification of the aircraft.

(3)	Includes progress payments on aircraft scheduled to be delivered in future periods.

(4)	Excludes commitments related to sales leaseback advance. See Note 1 for further details.
The following chart presents an analysis of our aircraft orders and options during fiscal year 2015:

	Three Months Ended
	September 30, 2014		June 30, 2014
	Orders	Options	Orders	Options
Beginning of period	37	51	43	55
Aircraft delivered	(2)	—	(9)	—
Exercised options	—	—	3	(3)
Expired options	—	(3)	—	(1)
End of period	35	48	37	51
We periodically purchase aircraft for which we have no orders.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Operating Leases — We have non-cancelable operating leases in connection with the lease of certain equipment, land and facilities, including leases for aircraft. Rental expense incurred under all operating leases was $35.4 million and $23.3 million for the three months ended September 30, 2014 and 2013, respectively, and $68.6 million and $46.4 million for the six months ended September 30, 2014 and 2013, respectively. Rental expense incurred under operating leases for aircraft was $28.5 million and $18.0 million for the three months ended September 30, 2014 and 2013, respectively, and $54.9 million and $36.1 million for the six months ended September 30, 2014 and 2013, respectively.
During the three and six months ended September 30, 2014, we sold 14 aircraft for $380.7 million and entered into 14 separate agreements to lease back these aircraft. We did not enter into any sale leaseback transactions during the three months ended June 30, 2014.
The aircraft leases range from base terms of 24 to 84 months with renewal options of up to 240 months in some cases, include purchase options upon expiration and some include early purchase options. The leases contain terms customary in transactions of this type, including provisions that allow the lessor to repossess the aircraft and require us to pay a stipulated amount if we default on our obligations under the agreements. The following is a summary of the terms related to aircraft leased under operating leases with original or remaining terms in excess of one year as of September 30, 2014:

End of Lease Term	Number of Aircraft	Monthly Lease Payments (in thousands)
Six months ending March 31, 2015 to fiscal year 2016	4	$716
Fiscal year 2017 to fiscal year 2019	28	4,589
Fiscal year 2020 to fiscal year 2024	43	6,486
	75	$11,791

Employee Agreements — Approximately 47% of our employees are represented by collective bargaining agreements and/or unions. These agreements generally include annual escalations of up to 8%. Periodically, certain groups of our employees who are not covered by a collective bargaining agreement consider entering into such an agreement.
During the three months ended September 30, 2014 and 2013, we recognized $0.3 million and $0.3 million, respectively, and during the six months ended September 30, 2014 and 2013, we recognized $0.9 million and $0.3 million, respectively, in severance expense included in direct costs and general administrative expense in our North America business unit primarily as a result of our planned closure of our Alaska operations. Additionally, we have employee agreements with members of senior management. For further details on the retirement of our former President and Chief Executive Officer, see Note 7.
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
Other Purchase Obligations — As of September 30, 2014, we had $93.4 million of other purchase obligations representing unfilled purchase orders for aircraft parts, commitments associated with upgrading facilities at our bases and non-cancelable power-by-the-hour maintenance commitments.

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
This incident resulted in the CAAs in the U.K. and Norway issuing safety directives in October 2012, requiring operators to suspend operations of the affected aircraft and our cessation of operations of a total of 16 large Airbus Helicopters aircraft for a period of time pending determination of the root cause of the gear shaft failure that resulted in the incident. However, in July 2013 the European Aviation Safety Authority (the “EASA”) issued an airworthiness directive providing for interim solutions involving minor aircraft modifications and new maintenance/operating procedures for mitigating shaft failure and enhancing early detection which allows the EC225 to safely fly without the new shaft. We commenced return to operational service of our EC225 fleet in the third quarter of fiscal year 2014. The gear shaft has been redesigned and, in April 2014, Airbus Helicopters advised us that the EASA has certified the new shaft with the expectation that the global oil and gas fleet will have the new shaft installed in the next twelve to twenty-four months. We currently operate 23 of these aircraft including 12 owned and 11 leased aircraft. All of these aircraft are available for revenue service. Until the fleet is again fully operational and under commercial arrangements similar to before the operational suspension, this situation could have a material adverse effect on our future business, financial condition and results of operations.
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
One safety directive, which went into effect on September 1, 2014, restricts seating capacity on some aircraft in the North Sea unless passengers are equipped with new emergency breathing systems or side floats are installed on the aircraft. Operational restrictions when sea states are above a certain prescribed level were effective on June 1, 2014 and further requirements will be implemented over the next 12 months, including the flight prohibition of individuals whose size exceeds the dimensions of emergency egress windows. Training of the North Sea offshore workforce on the new breathing systems and roll-out of the new breathing systems and supporting passenger life jackets incorporating this system commenced over the summer months with minimal impact to our operations.
We believe CAP 1145 may make our industry safer. We are cooperating with the CAA, the Joint Operator's Review of Safety, and our clients in the North Sea to evaluate and deploy technologies that meet these new safety standards. We remain committed to ensuring that any impact to our operations is managed through our existing safety policies and programs and does not result in an elevated safety risk in the near term. The requirements could present North Sea operators, including us, with significant operational challenges, and it remains to be seen which of the new requirements, if any, will be adopted by regulatory authorities in other parts of the world in which we operate.
We operate in jurisdictions internationally where we are subject to risks that include government action to obtain additional tax revenue.  In a number of these jurisdictions, political unrest, the lack of well-developed legal systems and legislation that is not clear enough in its wording to determine the ultimate application, can make it difficult to determine whether legislation may impact our earnings until such time as a clear court or other ruling exists.  We operate in jurisdictions currently where amounts may be due to governmental bodies that we are not currently recording liabilities for as it is unclear how broad or narrow legislation may ultimately be interpreted.  We believe that payment of amounts in these instances in not probable at this time, but is reasonably possible.
A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes that there is no clear requirement to pay amounts at this time and that positions exist suggesting that no further amounts are currently due, it is reasonably possible that a loss could occur, for which we have estimated a maximum loss at September 30, 2014 to be approximately $5 million to $8 million.
We are a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 6 — TAXES
Our effective income tax rates were 17.7% and 27.2% for the three months ended September 30, 2014 and 2013, respectively and 19.6% and 26.3% for the six months ended September 30, 2014 and 2013, respectively. Our effective income tax rates for the three and six months ended September 30, 2013 reflect $36.0 million of tax expense for the sale of the FB Entities, partially offset by a $2.1 million benefit due to the revaluation of our deferred taxes as a result of the enactment of a tax rate reduction in the U.K. Excluding these items, our effective tax rate decreased to 15.4% and 18.2% for the three and six months ended September 30, 2013, respectively. For further details on the sale of the FB Entities, see Note 3 to the fiscal year 2014 Financial Statements.
For the three and six months ended September 30, 2014, our effective tax rate was impacted by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits. As of September 30, 2014, there were $4.3 million of unrecognized tax benefits, all of which would have an impact on our effective tax rate, if recognized. The uncertain tax benefits relate to pre-acquisition tax matters for the February 2014 acquisition of a 60% interest in Eastern Airways and are the subject of an indemnity, for which a corresponding indemnity asset has been established in the amount of $4.2 million.
Note 7 — EMPLOYEE BENEFIT PLANS
Pension Plans
The following table provides a detail of the components of net periodic pension cost (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Service cost for benefits earned during the period	$2,087	$2,070	$4,333	$4,121
Interest cost on pension benefit obligation	6,437	6,602	13,366	13,140
Expected return on assets	(7,638)	(7,171)	(15,861)	(14,273)
Amortization of unrecognized losses	1,641	1,897	3,409	3,774
Net periodic pension cost	$2,527	$3,398	$5,247	$6,762
We pre-funded our contributions of £12.5 million ($20.8 million) to our U.K. Staff pension plan for fiscal year 2015 in the last quarter of fiscal year 2014. The current estimates of our cash contributions to our U.K. pension plans and Norwegian pension plan for fiscal year 2015 are $21.2 million and $7.9 million, respectively, of which $10.2 million and $6.0 million, respectively, were paid during the six months ended September 30, 2014.
Incentive Compensation
Stock–based awards are currently made under the Bristow Group Inc. 2007 Long-Term Incentive Plan (the “2007 Plan”). A maximum of 5,400,000 shares of common stock, par value $.01 per share (“Common Stock”), are reserved. Awards granted under the 2007 Plan may be in the form of stock options, stock appreciation rights, shares of restricted stock, other stock-based awards (payable in cash or Common Stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants. As of September 30, 2014, 2,352,001 shares remained available for grant under the 2007 Plan.
We have a number of other incentive and stock option plans which are described in Note 10 to our fiscal year 2014 Financial Statements.
Total stock-based compensation expense, which includes stock options and restricted stock, totaled $4.2 million and $3.7 million for the three months ended September 30, 2014 and 2013, respectively, and $8.4 million and $6.6 million for the six months ended September 30, 2014 and 2013, respectively. Stock-based compensation expense has been allocated to our various business units.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

During the three and six months ended September 30, 2014, we awarded 19,884 and 172,808 shares of restricted stock, respectively, at an average grant date fair value of $71.90 and $74.18 per share, respectively. Also during the three and six months ended September 30, 2014, 27,291 and 472,744 stock options were granted. The following table shows the assumptions used to compute the stock-based compensation expense for stock options granted during the six months ended September 30, 2014:

Risk free interest rate	1.67%
Expected life (years)	5
Volatility	34.2%
Dividend yield	1.92%
Weighted average exercise price of options granted	$74.52 per option
Weighted average grant-date fair value of options granted	$17.21 per option
Performance cash awards vest and pay out in cash three years after the date of grant at varying levels depending on our performance in Total Shareholder Return against a peer group of companies. These awards were designed to tie a significant portion of total compensation to performance. One of the effects of this type of compensation is that it requires liability accounting which can result in volatility in earnings. The liability recorded for these awards as of September 30 and March 31, 2014 was $13.3 million and $16.7 million, respectively, and represents an accrual based on the fair value of the awards on those dates. The decrease in the liability during the six months ended September 30, 2014 resulted from the payout in June 2014 of the awards granted in June 2011, partially offset by the value of the new awards granted in June 2014. Any changes in fair value of the awards in future quarters will increase or decrease the liability and impact results in those periods. The effect, either positive or negative, on future period earnings can vary based on factors including changes in our stock price or the stock prices of the peer group companies, as well as changes in other market and company-specific assumptions that are factored into the calculation of fair value of the performance cash awards.
Compensation expense related to the performance cash awards recorded during the three months ended September 30, 2014 and 2013 was $2.5 million and $1.9 million, respectively, and during the six months ended September 30, 2014 and 2013 was $4.6 million and $3.7 million, respectively.
Retirement of President and Chief Executive Officer
On February 3, 2014, the Company announced that William E. Chiles would resign as President and Chief Executive Officer of the Company effective upon the conclusion of the 2014 annual meeting of the stockholders of the Company that was held on July 31, 2014. On June 9, 2014, Jonathan E. Baliff began serving as President and on July 31, 2014 he assumed the additional role of Chief Executive Officer of the Company. Mr. Baliff also became a member of the Board of Directors of the Company effective July 31, 2014. Mr. Chiles will remain an employee of the Company and will provide consulting services to the Company.
Mr. Chiles and the Company entered into a Retirement and Consulting Agreement, dated January 30, 2014 (the “Agreement”) to specify the terms of his continued employment with the Company. Upon his resignation as an officer on July 31, 2014, Mr. Chiles received a lump sum cash payment of $3.8 million, which was equivalent to the amount that would have been payable as severance under the employment agreement that was in effect prior to the execution of the Agreement. In addition, all outstanding long-term incentive awards, other than awards granted in 2014, fully vested. Under the terms of the Agreement, following his resignation as an officer on July 31, 2014 and ending July 31, 2016, Mr. Chiles will provide consulting services to us relating to the achievement of certain business objectives and matters of strategy. Mr. Chiles is not eligible to receive grants of equity awards following the effective date of his resignation as an officer. The Agreement contains certain restrictive covenants and confidentiality provisions, including non-compete and non-solicitation obligations continuing for 18 months after Mr. Chiles terminates all employment and consulting services with us, and a mutual non-disparagement provision. We recorded additional compensation expense, included in general and administrative expense, of $1.8 million and $5.5 million during the three and six months ended September 30, 2014, respectively, related to the Agreement.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 8 — DIVIDENDS, SHARE REPURCHASES, EARNINGS PER SHARE AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Dividends
On November 6, 2014, our board of directors approved a dividend of $0.32 per share of Common Stock, payable on December 15, 2014 to shareholders of record on November 28, 2014. See discussion of our dividends in Note 11 to our fiscal year 2014 Financial Statements. The declaration of future dividends is at the discretion of our board of directors and subject to our results of operations, financial condition, cash requirements and other factors and restrictions under applicable law and our debt instruments.
Share Repurchases
During the three and six months ended September 30, 2014, respectively, we spent $23.3 million and $43.4 million to repurchase 324,720 and 595,318 shares of our Common Stock. Subsequently, from October 1, 2014 through October 31, 2014, we spent $10.0 million to repurchase 146,900 additional shares of our Common Stock. As of October 31, 2014, we had $2.4 million of repurchase authority remaining from $133.4 million that was authorized for share repurchases between November 5, 2013 and November 5, 2014. On November 6, 2014, our board of directors extended the date to repurchase shares of our Common Stock through November 5, 2015 and increased the remaining authorized repurchase amount to a total of $150 million. For additional information on our repurchases of Common Stock, see “Share Repurchases” in Note 11 to the fiscal year 2014 Financial Statements. The timing and method of any repurchases under the program will depend on a variety of factors, is subject to our results of operations, financial condition, cash requirements, and other factors and restrictions under applicable law and our debt instruments, and may be suspended or discontinued at any time.
Earnings per Share
Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per common share excludes options to purchase shares and restricted stock awards, which were outstanding during the period but were anti-dilutive, as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Options:
Outstanding	298,333	596,191	300,686	497,041
Weighted average exercise price	$62.17	$53.10	$62.17	$50.84
Restricted stock awards:
Outstanding	2,313	—	1,150	5,611
Weighted average price	$72.98	$—	$72.98	$68.31

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Net income available to common stockholders (in thousands):
Income available to common stockholders – basic	$26,082	$110,606	$70,191	$137,492
Interest expense on assumed conversion of 3% Convertible Senior Notes, net of tax (1)	—	—	—	—
Income available to common stockholders – diluted	$26,082	$110,606	$70,191	$137,492
Shares:
Weighted average number of common shares outstanding – basic	35,447,094	36,403,556	35,495,319	36,265,932
Assumed conversion of 3% Convertible Senior Notes outstanding during the period (1)	—	—	—	—
Net effect of dilutive stock options and restricted stock awards based on the treasury stock method	234,398	297,670	301,167	352,492
Weighted average number of common shares outstanding – diluted	35,681,492	36,701,226	35,796,486	36,618,424

Basic earnings per common share	$0.74	$3.04	$1.98	$3.79
Diluted earnings per common share	$0.73	$3.01	$1.96	$3.75
_____________

(1)
Diluted earnings per common share for the three and six months ended September 30, 2014 and 2013 excludes a number of potentially dilutive shares determined pursuant to a specified formula initially issuable upon the conversion of our 3% Convertible Senior Notes. The 3% Convertible Senior Notes will be convertible, under certain circumstances, using a net share settlement process, into a combination of cash and our Common Stock. As of September 30, 2014, the base conversion price of the notes was approximately $74.05, based on the base conversion rate of 13.5048 shares of Common Stock per $1,000 principal amount of convertible notes (subject to adjustment in certain circumstances, including the payment of dividends). In general, upon conversion of a note, the holder will receive cash equal to the principal amount of the note and Common Stock to the extent of the note’s conversion value in excess of such principal amount. In addition, if at the time of conversion the applicable price of our Common Stock exceeds the base conversion price, holders will receive up to an additional 8.7781 shares of our Common Stock per $1,000 principal amount of notes, as determined pursuant to a specified formula. Such shares did not impact our calculation of diluted earnings per share for the three and six months ended September 30, 2014 and 2013 as our average stock price during these periods did not meet or exceed the conversion requirements.

Accumulated Other Comprehensive Income
The following table sets forth the changes in the balances of each component of accumulated other comprehensive income:

	Currency Translation Adjustments	Pension Liability Adjustments (1)	Total
Balance as of March 31, 2014	$57,812	$(214,318)	$(156,506)
Other comprehensive income before reclassification	(10,482)	—	(10,482)
Reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	(10,482)	—	(10,482)
Foreign exchange rate impact	(5,742)	5,742	—
Balance at September 30, 2014	$41,588	$(208,576)	$(166,988)
_____________

(1)	Reclassification of amounts related to pension liability adjustments are included as a component of net periodic pension cost.

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
The following shows business unit information for the three and six months ended September 30, 2014 and 2013 and as of September 30 and March 31, 2014, where applicable, reconciled to consolidated totals, and prepared on the same basis as our condensed consolidated financial statements (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Business unit gross revenue from external clients:
Europe	$231,599	$185,743	$460,004	$352,452
West Africa	82,979	79,488	165,835	158,869
North America	56,049	60,718	113,691	119,300
Australia	53,027	40,466	104,630	84,464
Other International	35,805	32,247	71,331	65,222
Corporate and other	16,177	18,666	32,683	36,015
Total business unit gross revenue	$475,636	$417,328	$948,174	$816,322
Intra-business unit gross revenue:
Europe	$902	$—	$1,063	$—
West Africa	—	—	—	—
North America	17	9	17	(7)
Australia	—	—	—	—
Other International	—	—	8	—
Corporate and other	1,122	1,210	1,893	2,073
Total intra-business unit gross revenue	$2,041	$1,219	$2,981	$2,066
Consolidated gross revenue reconciliation:
Europe	$232,501	$185,743	$461,067	$352,452
West Africa	82,979	79,488	165,835	158,869
North America	56,066	60,727	113,708	119,293
Australia	53,027	40,466	104,630	84,464
Other International	35,805	32,247	71,339	65,222
Corporate and other	17,299	19,876	34,576	38,088
Intra-business unit eliminations	(2,041)	(1,219)	(2,981)	(2,066)
Total consolidated gross revenue	$475,636	$417,328	$948,174	$816,322

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Earnings from unconsolidated affiliates, net of losses – equity method investments:
Europe (1)	$407	$873	$781	$3,913
North America	(113)	112	(579)	104
Other International	(3,198)	2,103	1,175	11,043
Total earnings from unconsolidated affiliates, net of losses – equity method investments	$(2,904)	$3,088	$1,377	$15,060

Consolidated operating income (loss) reconciliation:
Europe	$39,581	$32,958	$79,950	$52,979
West Africa	19,025	18,231	35,687	37,484
North America	7,923	9,164	20,469	17,287
Australia	987	2,508	3,240	5,788
Other International	2,956	8,654	13,358	27,096
Corporate and other	(26,535)	(14,516)	(44,185)	(25,795)
Gain (loss) on disposal of assets	127	(3,064)	737	(4,785)
Total consolidated operating income	$44,064	$53,935	$109,256	$110,054

Depreciation and amortization:
Europe	$10,538	$8,206	$20,260	$15,454
West Africa	3,538	3,435	7,077	6,695
North America	6,238	6,057	11,014	12,196
Australia	4,351	1,908	7,960	3,797
Other International	3,684	3,586	7,088	7,216
Corporate and other	(144)	666	140	1,319
Total depreciation and amortization	$28,205	$23,858	$53,539	$46,677

	September 30, 2014	March 31, 2014
Identifiable assets:
Europe	$819,899	$932,803
West Africa	446,969	454,161
North America	548,644	487,659
Australia	284,472	260,483
Other International	551,863	579,571
Corporate and other	626,550	683,580
Total identifiable assets (2)	$3,278,397	$3,398,257

Investments in unconsolidated affiliates – equity method investments:
Europe	$1,073	$1,067
North America	60,991	61,570
Other International	192,829	193,692
Total investments in unconsolidated affiliates – equity method investments	$254,893	$256,329
_____________

(1)	On July 14, 2013, we sold our 50% interest in the FB entities. See Note 3 to the fiscal year 2014 Financial Statements for further details on the sale of the FB Entities.

(2)
Includes $419.9 million and $477.9 million of construction in progress within property and equipment on our condensed consolidated balance sheets as of September 30 and March 31, 2014, respectively, which primarily represents progress payments on aircraft to be delivered in future periods.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 10 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
In connection with the issuance of the 6¼% Senior Notes and the 3% Convertible Senior Notes, the Guarantor Subsidiaries fully, unconditionally, jointly and severally guaranteed the payment obligations under these notes. The following supplemental financial information sets forth, on a consolidating basis, the balance sheet, statement of income, comprehensive income and cash flow information for Bristow Group Inc. (“Parent Company Only”), for the Guarantor Subsidiaries and for our other subsidiaries (the “Non-Guarantor Subsidiaries”). We have not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Income
Three Months Ended September 30, 2014

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$—	$73,715	$401,921	$—	$475,636
Intercompany revenue	311	25,187	—	(25,498)	—
	311	98,902	401,921	(25,498)	475,636
Operating expense:
Direct cost and reimbursable expense	—	56,888	281,978	—	338,866
Intercompany expenses	—	—	25,498	(25,498)	—
Depreciation and amortization	1,420	11,886	14,899	—	28,205
General and administrative	19,841	7,147	34,736	—	61,724
	21,261	75,921	357,111	(25,498)	428,795

Gain (loss) on disposal of assets	—	1,200	(1,073)	—	127
Earnings from unconsolidated affiliates, net of losses	15,992	—	(2,904)	(15,992)	(2,904)
Operating income	(4,958)	24,181	40,833	(15,992)	44,064
Interest expense, net	28,492	(960)	(35,104)	—	(7,572)
Other income (expense), net	(916)	169	(1,934)	—	(2,681)

Income before provision for income taxes	22,618	23,390	3,795	(15,992)	33,811
Allocation of consolidated income taxes	3,473	(994)	(8,465)	—	(5,986)
Net income	26,091	22,396	(4,670)	(15,992)	27,825
Net income attributable to noncontrolling interests	(9)	—	(1,734)	—	(1,743)
Net income attributable to Bristow Group	$26,082	$22,396	$(6,404)	$(15,992)	$26,082

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Income
Six Months Ended September 30, 2014

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$—	$149,352	$798,822	$—	$948,174
Intercompany revenue	864	50,013	—	(50,877)	—
	864	199,365	798,822	(50,877)	948,174
Operating expense:
Direct cost and reimbursable expense	—	109,953	555,384	—	665,337
Intercompany expenses	—	—	50,877	(50,877)	—
Depreciation and amortization	1,278	22,101	30,160	—	53,539
General and administrative	38,178	17,246	66,732	—	122,156
	39,456	149,300	703,153	(50,877)	841,032

Gain (loss) on disposal of assets	—	2,538	(1,801)	—	737
Earnings from unconsolidated affiliates, net of losses	52,984	—	1,377	(52,984)	1,377
Operating income	14,392	52,603	95,245	(52,984)	109,256
Interest expense, net	56,010	(1,966)	(68,743)	—	(14,699)
Other income (expense), net	(1,844)	97	(2,173)	—	(3,920)
Income before provision for income taxes	68,558	50,734	24,329	(52,984)	90,637
Allocation of consolidated income taxes	1,660	(761)	(18,708)	—	(17,809)
Net income	70,218	49,973	5,621	(52,984)	72,828
Net income attributable to noncontrolling interests	(27)	—	(2,610)	—	(2,637)
Net income attributable to Bristow Group	$70,191	$49,973	$3,011	$(52,984)	$70,191

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Income
Three Months Ended September 30, 2013

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$—	$78,518	$338,810	$—	$417,328
Intercompany revenue	374	21,506	—	(21,880)	—
	374	100,024	338,810	(21,880)	417,328
Operating expense:
Direct cost and reimbursable expense	—	57,543	235,537	—	293,080
Intercompany expenses	—	—	21,880	(21,880)	—
Depreciation and amortization	736	11,048	12,074	—	23,858
General and administrative	14,343	8,574	23,562	—	46,479
	15,079	77,165	293,053	(21,880)	363,417

Loss on disposal of assets	—	(2,927)	(137)	—	(3,064)
Earnings from unconsolidated affiliates, net of losses	138,158	—	3,088	(138,158)	3,088
Operating income	123,453	19,932	48,708	(138,158)	53,935
Interest expense, net	21,904	(1,476)	(28,744)	—	(8,316)
Gain on sale of unconsolidated affiliate	—	—	103,924	—	103,924
Other income (expense), net	(120)	(174)	1,781	—	1,487
Income before provision for income taxes	145,237	18,282	125,669	(138,158)	151,030
Allocation of consolidated income taxes	(34,617)	(1,843)	(4,686)	—	(41,146)
Net income	110,620	16,439	120,983	(138,158)	109,884
Net (income) loss attributable to noncontrolling interests	(14)	—	736	—	722
Net income attributable to Bristow Group	$110,606	$16,439	$121,719	$(138,158)	$110,606

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Income
Six Months Ended September 30, 2013

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$—	$155,161	$661,161	$—	$816,322
Intercompany revenue	748	41,872	—	(42,620)	—
	748	197,033	661,161	(42,620)	816,322
Operating expense:
Direct cost and reimbursable expense	—	114,987	470,092	—	585,079
Intercompany expenses	—	—	42,620	(42,620)	—
Depreciation and amortization	1,453	21,731	23,493	—	46,677
General and administrative	26,133	16,159	44,495	—	86,787
	27,586	152,877	580,700	(42,620)	718,543

Loss on disposal of assets	—	(1,539)	(3,246)	—	(4,785)
Earnings from unconsolidated affiliates, net of losses	169,908	—	17,060	(169,908)	17,060
Operating income	143,070	42,617	94,275	(169,908)	110,054
Interest expense, net	29,505	(1,507)	(56,565)	—	(28,567)
Gain on sale of unconsolidated affiliate	—	—	103,924	—	103,924
Other income (expense), net	(118)	(160)	399	—	121
Income before provision for income taxes	172,457	40,950	142,033	(169,908)	185,532
Allocation of consolidated income taxes	(34,934)	(2,368)	(11,434)	—	(48,736)
Net income	137,523	38,582	130,599	(169,908)	136,796
Net (income) loss attributable to noncontrolling interests	(31)	—	727	—	696
Net income attributable to Bristow Group	$137,492	$38,582	$131,326	$(169,908)	$137,492

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Comprehensive Income
Three Months Ended September 30, 2014

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net income	$26,091	$22,396	$(4,670)	$(15,992)	$27,825
Other comprehensive income:
Currency translation adjustments	(4,650)	—	33,613	(48,470)	(19,507)
Total comprehensive income	21,441	22,396	28,943	(64,462)	8,318

Net income attributable to noncontrolling interests	(9)	—	(1,734)	—	(1,743)
Currency translation adjustments attributable to noncontrolling interests	—	—	(183)	—	(183)
Total comprehensive income attributable to noncontrolling interests	(9)	—	(1,917)	—	(1,926)
Total comprehensive income attributable to Bristow Group	$21,432	$22,396	$27,026	$(64,462)	$6,392

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Comprehensive Income
Six Months Ended September 30, 2014

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net income	$70,218	$49,973	$5,621	$(52,984)	$72,828
Other comprehensive income:
Currency translation adjustments	(11,686)	—	13,968	(12,798)	(10,516)
Total comprehensive income	58,532	49,973	19,589	(65,782)	62,312

Net income attributable to noncontrolling interests	(27)	—	(2,610)	—	(2,637)
Currency translation adjustments attributable to noncontrolling interests	—	—	34	—	34
Total comprehensive income attributable to noncontrolling interests	(27)	—	(2,576)	—	(2,603)
Total comprehensive income attributable to Bristow Group	$58,505	$49,973	$17,013	$(65,782)	$59,709

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Comprehensive Income
Three Months Ended September 30, 2013

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net income	$110,620	$16,439	$120,983	$(138,158)	$109,884
Other comprehensive income:
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
Other comprehensive income:
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Balance Sheet
As of September 30, 2014

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$54,476	$13,768	$195,666	$—	$263,910
Accounts receivable	117,863	165,742	340,259	(328,454)	295,410
Inventories	—	43,312	99,502	—	142,814
Assets held for sale	—	9,898	22,190	—	32,088
Prepaid expenses and other current assets	3,498	4,683	43,542	—	51,723
Total current assets	175,837	237,403	701,159	(328,454)	785,945
Intercompany investment	1,340,098	111,435	—	(1,451,533)	—
Investment in unconsolidated affiliates	—	—	259,262	—	259,262
Intercompany notes receivable	1,066,847	—	—	(1,066,847)	—
Property and equipment—at cost:
Land and buildings	2,688	49,236	102,078	—	154,002
Aircraft and equipment	88,051	1,127,606	1,227,561	—	2,443,218
	90,739	1,176,842	1,329,639	—	2,597,220
Less: Accumulated depreciation and amortization	(14,301)	(211,745)	(284,849)	—	(510,895)
	76,438	965,097	1,044,790	—	2,086,325
Goodwill	—	4,755	50,765	—	55,520
Other assets	172,396	2,627	56,122	(139,800)	91,345
Total assets	$2,831,616	$1,321,317	$2,112,098	$(2,986,634)	$3,278,397

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$52,973	$146,863	$201,656	$(321,693)	$79,799
Accrued liabilities	29,300	28,447	141,765	(6,943)	192,569
Current deferred taxes	(7,961)	611	19,404	—	12,054
Short-term borrowings and current maturities of long-term debt	6,815	—	6,854	—	13,669
Deferred sale leaseback advance	—	137,969	—	—	137,969
Total current liabilities	81,127	313,890	369,679	(328,636)	436,060
Long-term debt, less current maturities	748,322	—	17,543	—	765,865
Intercompany notes payable	—	132,735	1,074,931	(1,207,666)	—
Accrued pension liabilities	—	—	71,815	—	71,815
Other liabilities and deferred credits	13,478	8,585	34,192	—	56,255
Deferred taxes	137,896	8,191	20,567	—	166,654
Temporary equity	—	—	24,264	—	24,264
Stockholders’ investment:
Common stock	375	4,996	22,876	(27,872)	375
Additional paid-in-capital	769,891	9,291	270,905	(280,196)	769,891
Retained earnings	1,292,722	843,629	180,170	(1,023,799)	1,292,722
Accumulated other comprehensive income (loss)	(66,405)	—	17,882	(118,465)	(166,988)
Treasury shares	(147,388)	—	—	—	(147,388)
Total Bristow Group stockholders’ investment	1,849,195	857,916	491,833	(1,450,332)	1,748,612
Noncontrolling interests	1,598	—	7,274	—	8,872
Total stockholders’ investment	1,850,793	857,916	499,107	(1,450,332)	1,757,484
Total liabilities and stockholders’ investment	$2,831,616	$1,321,317	$2,112,098	$(2,986,634)	$3,278,397

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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Cash Flows
Six Months Ended September 30, 2014

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(45,192)	$115,666	$30,247	$446	$101,167
Cash flows from investing activities:
Capital expenditures	(25,668)	(141,269)	(135,182)	—	(302,119)
Proceeds from asset dispositions	—	208,373	189,271	—	397,644
Net cash provided by (used in) investing activities	(25,668)	67,104	54,089	—	95,525
Cash flows from financing activities:
Proceeds from borrowings	218,000	—	1,354	—	219,354
Repayment of debt	(275,502)	—	(7,336)	—	(282,838)
Dividends paid	(22,689)	—	—	—	(22,689)
Increases (decreases) in cash related to intercompany advances and debt	241,300	(169,002)	(72,298)	—	—
Partial prepayment of put/call obligation	(30)	—	—	—	(30)
Acquisition of noncontrolling interest	—	—	(3,170)	—	(3,170)
Repurchase of Common Stock	(43,423)	—	—	—	(43,423)
Issuance of Common Stock	1,398	—	—	—	1,398
Tax benefit related to stock-based compensation	1,642	—	—	—	1,642
Net cash provided by (used in) financing activities	120,696	(169,002)	(81,450)	—	(129,756)
Effect of exchange rate changes on cash and cash equivalents	—	—	(7,367)	—	(7,367)
Net increase (decrease) in cash and cash equivalents	49,836	13,768	(4,481)	446	59,569
Cash and cash equivalents at beginning of period	4,640	—	200,147	(446)	204,341
Cash and cash equivalents at end of period	$54,476	$13,768	$195,666	$—	$263,910

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
We have reviewed the condensed consolidated balance sheet of Bristow Group Inc. and subsidiaries (the Company) as of September 30, 2014, and the related condensed consolidated statements of income and comprehensive income and for the three and six-month periods ended September 30, 2014 and 2013, and condensed consolidated statements of cash flows for the six-month periods ended September 30, 2014 and 2013. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
November 6, 2014

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (the “fiscal year 2014 Annual Report”) and the MD&A contained therein. In the discussion that follows, the terms “Current Quarter” and “Comparable Quarter” refer to the three months ended September 30, 2014 and 2013, respectively, and the terms “Current Period” and “Comparable Period” refer to the six months ended September 30, 2014 and 2013, respectively. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ending March 31, 2015 is referred to as “fiscal year 2015.”
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
General
We are the leading provider of helicopter services to the worldwide offshore energy industry based on the number of aircraft operated and one of two helicopter service providers to the offshore energy industry with global operations. We have a long history in the helicopter services industry through Bristow Helicopters Limited ("Bristow Helicopters") and Offshore Logistics, Inc., having been founded in 1955 and 1969, respectively. We have major transportation operations in the North Sea, Nigeria and the U.S. Gulf of Mexico, and in most of the other major offshore energy producing regions of the world, including Australia, Brazil, Canada, Russia and Trinidad. We provide private sector SAR services in Australia, Canada, Norway, Russia and Trinidad, and we provide public sector SAR services in North Scotland on behalf of the Maritime & Coastguard Agency. Additionally, in March 2013, we were awarded a contract to provide public sector SAR services for all of the U.K. We are completing the construction of certain facilities, taking delivery of aircraft and training personnel, and the contract awarded in March 2013 will commence during the first quarter of fiscal year 2016.
We generated 84%, 84% and 85% of our consolidated operating revenue, business unit operating income and business unit adjusted EBITDAR, respectively, from operations outside of the U.S. during the Current Period. Adjusted EBITDAR is calculated by taking our net income and adjusting for interest expense, depreciation and amortization, rent expense (included as components of direct cost and general and administrative expense), provision for income taxes, gain (loss) on disposal of assets and any special items during the reported periods.
We conduct our business in one segment: Helicopter Services. The Helicopter Services segment operations are conducted primarily through five business units:

•	Europe,

•	West Africa,

•	North America,

•	Australia, and

•	Other International.
We primarily provide helicopter services to a broad base of major integrated, national and independent offshore energy companies. Our clients charter our helicopters primarily to transport personnel between onshore bases and offshore production platforms, drilling rigs and other installations. To a lesser extent, our clients also charter our helicopters to transport time-sensitive equipment to these offshore locations. These clients' operating expenditures in the production sector are the principle source of our revenue, while their exploration and development capital expenditures provide a lesser portion of our revenue. The clients for SAR services include both the oil and gas industry, where our revenue is primarily dependent on our client's operating expenditures, and governmental agencies, where our revenue is dependent on a country's desire to privatize SAR and enter into long-term contracts. In addition to our primary Helicopter Services operations, we also operate a training business unit, Bristow Academy, and provide technical services to clients in the U.S. and U.K. As of September 30, 2014, we operated 363 aircraft (including 253 owned aircraft and 110 leased aircraft; 14 of the owned aircraft are held for sale) and our unconsolidated affiliates operated 131 aircraft in addition to those aircraft leased from us.

The chart below presents (1) the number of helicopters in our fleet and their distribution among our business units as of September 30, 2014; (2) the number of helicopters which we had on order or under option as of September 30, 2014; and (3) the percentage of operating revenue which each of our business units provided during the Current Period. For additional information regarding our commitments and options to acquire aircraft, see Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

		Aircraft in Consolidated Fleet
		Helicopters
	Percentage of Current Period Operating Revenue	Small	Medium	Large	Training	Fixed Wing		Unconsolidated Affiliates (3)
							Total (1)(2)		Total
Europe	46%	—	8	68	—	30	106	—	106
West Africa	18%	8	29	7	—	3	47	—	47
North America	13%	31	23	13	—	—	67	—	67
Australia	11%	2	8	19	—	—	29	—	29
Other International	8%	—	30	10	—	—	40	131	171
Corporate and other	4%	—	—	—	74	—	74	—	74
Total	100%	41	98	117	74	33	363	131	494
Aircraft not currently in fleet: (4)
On order		—	7	28	—	—	35
Under option		—	18	30	—	—	48

(1)	Includes 14 aircraft held for sale and 110 leased aircraft as follows:

	Held for Sale Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Training	Fixed Wing	Total
Europe	—	—	5	—	—	5
West Africa	—	2	—	—	—	2
North America	—	—	—	—	—	—
Australia	—	—	2	—	—	2
Other International	—	4	—	—	—	4
Corporate and other	—	—	—	1	—	1
Total	—	6	7	1	—	14

	Leased Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Training	Fixed Wing	Total
Europe	—	1	35	—	13	49
West Africa	—	1	1	—	—	2
North America	1	13	5	—	—	19
Australia	2	2	6	—	—	10
Other International	—	—	—	—	—	—
Corporate and other	—	—	—	30	—	30
Total	3	17	47	30	13	110

(2)	The average age of our fleet, excluding fixed wing and training aircraft, was ten years as of September 30, 2014.

(3)
The 131 aircraft operated by our unconsolidated affiliates do not include those aircraft leased from us. Includes 58 helicopters (primarily medium) and 28 fixed wing aircraft owned and managed by Líder Táxi Aéreo S.A. (“Líder”), our unconsolidated affiliate in Brazil, which is included in our Other International business unit.

(4)	This table does not reflect aircraft which our unconsolidated affiliates may have on order or under option.

The commercial aircraft in our consolidated fleet represented in the above chart are our primary source of revenue. To normalize the consolidated operating revenue of our fleet for the different revenue productivity and cost of our commercial aircraft, we developed a common weighted factor that combines large, medium and small aircraft into a combined standardized number of revenue producing commercial aircraft assets. We call this measure Large AirCraft Equivalent (“LACE”). Our large, medium and small aircraft, including owned and leased, are weighted as 100%, 50% and 25%, respectively, to arrive at a single LACE number, which excludes training aircraft, fixed wing aircraft, unconsolidated affiliate aircraft, aircraft held for sale and aircraft construction in progress. We divide our operating revenue from commercial contracts, which excludes operating revenue from affiliates and reimbursable revenue, by LACE to develop a LACE rate, which is a standardized rate. Our current number of LACE is 166 and our historical LACE and LACE rate is as follows:

	Current Period	Fiscal Year Ended March 31,
		2014	2013	2012	2011	2010
LACE	166	158	158	149	153	159
LACE Rate (in millions)	$9.43	$9.34	$8.35	$7.89	$7.15	$6.49
The following table presents the distribution of LACE aircraft owned and leased, and the percentage of LACE leased as of September 30, 2014. The percentage of LACE leased is calculated by taking the total LACE for leased aircraft divided by the total LACE for all aircraft we operate, including both owned and leased aircraft.

	LACE
	Owned Aircraft	Leased Aircraft	Percentage of LACE leased
Europe	32	36	53%
West Africa	21	2	7%
North America	21	12	36%
Australia	14	8	35%
Other International	23	—	—%
Total	110	56	34%
Since February 2012, we have focused on an integrated company-wide effort to move towards Operational Excellence through standardization and simplification. Our Operational Excellence effort is an evolution not a revolution, and is in keeping with our promise to clients for continued improvement. These initiatives involve focusing on innovation, simplification and standardization to create a step change in safety and operational performance, while seeking to reduce financial risk and increase performance predictability. Our Operational Excellence initiatives include measured, multi-year changes to many of our assets including information technology infrastructure and overall fleet composition including fleet rationalization and simplification from operating 28 different helicopter types, including sub-types, currently to the expected operation of eight fleet types in approximately five years and five fleet types in approximately ten years. During fiscal year 2015, we have exited one model type and currently operate 21 different helicopter types (excluding training aircraft). Significant business transformation work is also underway including integrated operations planning and inventory optimization.

Our Strategy
Our goal is to strengthen our position as the leading helicopter services provider to the offshore energy industry and a leading helicopter services provider for civilian SAR. We intend to employ the following well defined business/commercial and capital allocation strategies to achieve this goal:
Business/Commercial Strategy

•
Be the preferred provider of helicopter services. We position our business to be the preferred provider of helicopter services by maintaining strong relationships with our clients and providing safe and high-quality service. In order to create further differentiation and add value to our clients, we focus on enhancing our value to our clients through key components of our “Operational Excellence” initiative and our “Bristow Client Promise” program, which are the initiatives of “Target Zero Accidents,” “Target Zero Downtime” and “Target Zero Complaints.” This program is designed to help our clients better achieve their offshore objectives by providing higher hours of zero-accident flight time with on-time and up-time helicopter transportation service. We maintain close relationships with our clients’ field operations, corporate management and contacts at governmental agencies which we believe help us better anticipate client needs and provide our clients with the right aircraft in the right place at the right time, which in turn allows us to better manage our fleet utilization and capital investment program. By better understanding and delivering on our clients’ needs with our global operations and safety standards, we believe we effectively compete against other helicopter service providers based on aircraft availability, client service, safety and reliability, and not just price. We also leverage our close relationships with our industry peers to establish mutually beneficial operating practices and safety standards industry-wide. In October 2014, five major helicopter operators, including us, formally launched Heli Offshore. Heli Offshore will use cross-industry cooperation as a platform for enhancing the offshore helicopter industry's overall strong safety record, sharing best practices, developing and applying advanced technology, and encouraging common global flight standards.

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

•
Execute on Operational Excellence Initiatives. We continue to execute on Operational Excellence initiatives, with the goal of improving our service delivery and overall value to our clients. We define our objective of ongoing improvement as reaching across four strategic areas: clients, execution, people and growth. We strive for the highest standards in safety performance, mission execution, people management and financial discipline. To continue building client confidence, we have created the role of Service Delivery Manager in each of our business units. We have also appointed a number of global account and business development executives to support our drive to deliver operational excellence to our clients. We are also working to improve operational performance by creating global supply chain and fleet management groups. We are in the process of further standardizing, simplifying and integrating our business processes across our global operations so we can better provide more consistent and high quality service delivery. We have invested in two new technology platforms, eFlight and a new Enterprise Resource Planning platform, to support flight operations and activities such as finance, supply chain and maintenance. The expected benefits of these efforts include fewer process steps, decreased cost, better maintenance turnaround, minimization of aircraft downtime, faster billing and collections, reduced inventory levels and lower risk exposure, which should lead to improved margins, asset turnover, cash flow and Bristow Value Added (“BVA”). We expect the technology execution portion of operational excellence to reduce risk and reinforce our long term 10-15% adjusted diluted earnings per share growth through BVA and earnings per share accretion.

Capital Allocation Strategy
Our capital allocation strategy is based on three principles as follows:

Principle: Prudent Balance Sheet Management
Principle: Highest Return using BVA
Principle: Balanced Shareholder Return
Liquidity Adequate?
No
Create/Build Liquidity
Yes
Capital Structure Targets Achieved?
No
Reduce Leverage
Yes
Invest in Growth Opportunities
Are returns above capital charge?
Yes
Organic Growth/ Acquisitions
No
Withdraw Capital
Capital Appreciation
Return Capital to Shareholders
Growing Quarterly Dividend
Other forms of capital returns

•
Prudent balance sheet management. Throughout our corporate and business unit management, we proactively manage our capital allocation plan with a focus on achieving business growth and improving rates of return, within the dictates of prudent balance sheet management. In addition to cash flow generated from operations, we intend to maintain adequate liquidity and manage our capital structure relative to our commitments with external financings when necessary and through the use of operating leases for a target of 30-35% of our LACE. As of September 30, 2014, aircraft under operating leases accounted for 34% of our LACE. Our adjusted debt to total equity ratio and total liquidity were 82.9% and $613.4 million, respectively, as of September 30, 2014 and 76.4% and $529.9 million, respectively, as of March 31, 2014. Adjusted debt includes the net present value of operating leases totaling $602.2 million and $411.6 million, respectively, letters of credit, bank guarantees and financial guarantees totaling $2.6 million and $2.7 million, respectively, and the unfunded pension liability of $71.8 million and $86.8 million, respectively, as of September 30 and March 31, 2014.

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

•
Balanced shareholder return. We believe our liquidity position and cash flows from operations will be adequate to finance operating and maintenance expenditures, so we have matched our capital deployment alternatives for the current business environment to deliver a more balanced return to our shareholders. On November 6, 2014, our board of directors approved a dividend of $0.32 per common share, our fifteenth consecutive quarterly dividend. On August 1, 2013, our board of directors approved a dividend policy with a goal of an annualized quarterly dividend payout ratio of 20-30% of forward adjusted earnings per share, although actual dividend payments are at the discretion of the board of directors and may not meet this ratio. Also, our board of directors has authorized expenditures to repurchase shares of common stock, par value $.01 per share (“Common Stock”) since November 2011. As of October 31, 2014, we had repurchased 146,900 shares of our Common Stock for a total of $10.0 million. Additionally, we had $2.4 million of repurchase authority remaining from $133.4 million that was authorized for share repurchases between November 5, 2013 and November 5, 2014. On November 6, 2014, our board of directors extended the date to repurchase shares of our Common Stock through November 5, 2015 and increased the remaining authorized repurchase amount to a total of $150 million. For additional information on our repurchases of Common Stock, see “Share Repurchases” in Note 11 to the financial statements in our fiscal year 2014 Annual Report and Note 8 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report. The timing and method of any repurchases under the program will depend on a variety of factors, is subject to our results of operations, financial condition, cash requirements, and other factors and restrictions under applicable law and our debt instruments, and may be suspended or discontinued at any time.

Market Outlook
Our core business is providing helicopter services to the worldwide oil and gas industry. Our global operations and critical mass of helicopters provide us with geographic and client diversity which helps mitigate risks associated with a single market or client.
The business environment during 2014 has remained positive, despite short-term challenges. Brent crude oil prices declined from approximately $106 per barrel at July 1, 2014 to $91 per barrel at September 30, 2014. However, we are currently continuing to experience significant demand for medium and large helicopters. Based on our current contract level and discussions with our clients about their needs for aircraft related to their oil and gas production, development and exploration plans, we anticipate the demand for aircraft services will continue at a high level for the near term although in certain markets such as Australia we have seen a technical delay in clients' equipment resulting in a delay for our service start dates. Further, based on the projects already under development by our clients in the markets in which we currently operate, we anticipate global demand for our services will continue to grow. The price of crude oil is volatile and further declines in the price of crude oil could result in the delay or cancellation of planned offshore projects impacting our operations in future periods.
The SAR market is continuing to evolve and we believe further outsourcing of public SAR services to the private sector will continue. The clients for our SAR services include both the oil and gas industry, where our revenue is primarily dependent upon the client’s operating expenditures, and governmental agencies, where our revenue is dependent upon the country’s desire to privatize SAR and enter into long-term contracts. Public SAR service opportunities include previously awarded work involving seven aircraft for the U.K. Gap SAR contract, five aircraft in Ireland, two aircraft in the Dutch Antilles and 18 additional aircraft for the U.K. SAR contract. We are also pursuing other public and oil and gas SAR opportunities for multiple aircraft in various countries including Australia, Brazil, the Falklands, Greenland, Nigeria, Norway, Trinidad and the U.K.
As discussed above, we continue to seek ways to operate more efficiently and work with our clients to improve the efficiency of their operations within our “Operational Excellence” initiative and “Bristow Client Promise” program. These efficiency gains, combined with strong demand, should lead to expansion of our business in some of our core markets.
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
The acquisition of Eastern Airways was accounted for under the purchase method and the results are consolidated from the date of acquisition in the Europe business unit.

We expect this acquisition will contribute approximately $160 million in operating revenue and $35 million of adjusted EBITDAR on an annual basis.
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
This incident resulted in the CAAs in the U.K. and Norway issuing safety directives in October 2012, requiring operators to suspend operations of the affected aircraft and our cessation of operations of a total of 16 large Airbus Helicopters aircraft for a period of time pending determination of the root cause of the gear shaft failure that resulted in the incident. However, in July 2013, the European Aviation Safety Authority (the “EASA”) issued an airworthiness directive providing for interim solutions involving minor aircraft modifications and new maintenance/operating procedures for mitigating shaft failure and enhancing early detection which allows the EC225 to safely fly without the new shaft. We commenced return to operational service of our EC225 fleet in the third quarter of fiscal year 2014. The gear shaft has been redesigned and, in April 2014, Airbus Helicopters advised us that the EASA has certified the new shaft with the expectation that the global oil and gas fleet will have the new shaft installed in the next twelve to twenty-four months. We currently operate 23 of these aircraft including 12 owned and 11 leased aircraft. All of these aircraft are available for revenue service. Until the fleet is again fully operational and under commercial arrangements similar to before the operational suspension, this situation could have a material adverse effect on our future business, financial condition and results of operations.
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
One safety directive, which went into effect on September 1, 2014, restricts seating capacity on some aircraft in the North Sea unless passengers are equipped with new emergency breathing systems or side floats are installed on the aircraft. Operational restrictions when sea states are above a certain prescribed level were effective on June 1, 2014 and further requirements will be implemented over the next 12 months, including the flight prohibition of individuals whose size exceeds the dimensions of emergency egress windows. Training of the North Sea offshore workforce on the new breathing systems and roll-out of the new breathing systems and supporting passenger life jackets incorporating this system commenced over the summer months with minimal impact to our operations.
We believe CAP 1145 may make our industry safer. We are cooperating with the CAA, the Joint Operator's Review of Safety, and our clients in the North Sea to evaluate and deploy technologies that meet these new safety standards. We remain committed to ensuring that any impact to our operations is managed through our existing safety policies and programs and does not result in an elevated safety risk in the near term. The requirements could present North Sea operators, including us, with significant operational challenges, and it remains to be seen which of the new requirements, if any, will be adopted by regulatory authorities in other parts of the world in which we operate.

The management of our global aircraft fleet involves a careful evaluation of the expected demand for helicopter services across global energy markets, including the type of aircraft needed to meet this demand. As offshore oil and gas drilling and production globally moves to deeper water, more medium and large aircraft and newer technology aircraft may be required. As older aircraft models come off of current contracts and are replaced by new aircraft, our management evaluates our future needs for these aircraft models and ultimately the ability to recover our remaining investments in these aircraft through sales into the aftermarket. We depreciate our aircraft over their expected useful life to the expected salvage value to be received for the aircraft at the end of that life; however, depending on the market for aircraft or changes in the expected future use of aircraft within our fleet, we may record gains or losses on aircraft sales, impairment charges for aircraft operating or held for sale or accelerate or increase depreciation on aircraft used in our operations. In certain instances where a cash return can be made on newer aircraft in excess of the expected return available through the provision of helicopter services, we may sell newer aircraft. The number of aircraft sales and the amount of gains and losses recorded on these sales is unpredictable. While aircraft sales are common in our business and are reflected in our operating results, gains and losses on aircraft sales may result in our operating results not reflecting the ordinary operating performance of our primary business, which is providing helicopter services to our clients. The gains and losses on aircraft sales and impairment charges are not included in the calculation of adjusted EBITDAR, adjusted earnings per share or gross cash flows for purposes of calculating BVA.
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
Selected Regional Perspectives
In September 2014, we announced that since the beginning of calendar year 2014 we have secured several renewal and new multi-year contracts for oil and gas and SAR. These contracts provide for a total of 35 LACE that are expected to generate in excess of $2.8 billion in revenue while adding 14 LACE in North America, 12 LACE in Europe, 6 LACE in Australia, 2 LACE in Suriname and 1 LACE in Nigeria. One significant renewal was through our affiliate, Cougar Helicopters Inc. ("Cougar"), which has been successful in renewing a six-year contract for seven existing and two new helicopters commencing in March 2016 with options to extend up to four years and an unpriced option for five additional years. Additionally, these contract awards include a new contract in the Falklands which demonstrates our ability to deliver not only in developed basins but also in more remote emerging basins. This contract work, with higher pricing and improved terms, is expected to continue to commence through fiscal year 2016.
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
As expected, Líder's operations performed better during fiscal year 2014 as new aircraft began operating, as evidenced by improved earnings from unconsolidated affiliates when excluding certain tax charges discussed in our fiscal year 2014 financial statements. However, currency fluctuations continue to make it difficult to predict the earnings from our Líder investment. These currency fluctuations had a negative impact on Líder's results in the Current Quarter and Current Period, impacting earnings from unconsolidated affiliates. Earnings from unconsolidated affiliates, net of losses, on our consolidated statements of income, is included in calculating adjusted EBITDAR and adjusted net income.

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
We recognize that the current operating environment in our North America business unit is challenging for our fleet mix and we have been proactively restructuring our business by exiting the Alaska aircraft market with a long-term strategy of operating larger aircraft to service Gulf of Mexico deepwater client contracts. During the Current Period, we recorded $1.6 million in costs associated with the restructuring of our North America business unit which related primarily to employee severance and retention costs.
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

Results of Operations
The following table presents our operating results and other statement of income information for the applicable periods:

	Three Months Ended September 30,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except per share amounts, percentages and flight hours)
Gross Revenue:
Operating revenue	$440,458	$378,630	$61,828	16.3%
Reimbursable revenue	35,178	38,698	(3,520)	(9.1)%
Total gross revenue	475,636	417,328	58,308	14.0%

Operating expense:
Direct cost	305,557	256,766	(48,791)	(19.0)%
Reimbursable expense	33,309	36,314	3,005	8.3%
Depreciation and amortization	28,205	23,858	(4,347)	(18.2)%
General and administrative	61,724	46,479	(15,245)	(32.8)%
Total operating expense	428,795	363,417	(65,378)	(18.0)%

Gain (loss) on disposal of assets	127	(3,064)	3,191	104.1%
Earnings from unconsolidated affiliates, net of losses	(2,904)	3,088	(5,992)	*

Operating income	44,064	53,935	(9,871)	(18.3)%

Interest expense, net	(7,572)	(8,316)	744	8.9%
Gain on sale of unconsolidated affiliate	—	103,924	(103,924)	*
Other income (expense), net	(2,681)	1,487	(4,168)	*

Income before provision for income taxes	33,811	151,030	(117,219)	(77.6)%
Provision for income taxes	(5,986)	(41,146)	35,160	85.5%

Net income	27,825	109,884	(82,059)	(74.7)%
Net (income) loss attributable to noncontrolling interests	(1,743)	722	(2,465)	*
Net income attributable to Bristow Group	$26,082	$110,606	$(84,524)	(76.4)%

Diluted earnings per common share	$0.73	$3.01	$(2.28)	(75.7)%
Operating margin (1)	10.0%	14.2%	(4.2)%	(29.6)%
Flight hours (2)	52,307	50,582	1,725	3.4%

Non-GAAP financial measures: (3)
Adjusted operating income	$49,689	$59,087	$(9,398)	(15.9)%
Adjusted operating margin (1)	11.3%	15.6%	(4.3)%	(27.6)%
Adjusted EBITDAR	$112,069	$108,508	$3,561	3.3%
Adjusted EBITDAR margin (1)	25.4%	28.7%	(3.3)%	(11.5)%
Adjusted net income	$31,062	$46,504	$(15,442)	(33.2)%
Adjusted diluted earnings per share	$0.87	$1.27	$(0.40)	(31.5)%

	Six Months Ended September 30,		Favorable (Unfavorable)

	2014	2013
	(In thousands, except per share amounts, percentages and flight hours)
Gross Revenue:
Operating revenue	$877,793	$738,177	$139,616	18.9%
Reimbursable revenue	70,381	78,145	(7,764)	(9.9)%
Total gross revenue	948,174	816,322	131,852	16.2%

Operating expense:
Direct cost	599,420	512,022	(87,398)	(17.1)%
Reimbursable expense	65,917	73,057	7,140	9.8%
Depreciation and amortization	53,539	46,677	(6,862)	(14.7)%
General and administrative	122,156	86,787	(35,369)	(40.8)%
Total operating expense	841,032	718,543	(122,489)	(17.0)%

Gain (loss) on disposal of assets	737	(4,785)	5,522	115.4%
Earnings from unconsolidated affiliates, net of losses	1,377	17,060	(15,683)	(91.9)%

Operating income	109,256	110,054	(798)	(0.7)%

Interest expense, net	(14,699)	(28,567)	13,868	48.5%
Gain on sale of unconsolidated affiliate	—	103,924	(103,924)	*
Other income (expense), net	(3,920)	121	(4,041)	*

Income before provision for income taxes	90,637	185,532	(94,895)	(51.1)%
Provision for income taxes	(17,809)	(48,736)	30,927	63.5%

Net income	72,828	136,796	(63,968)	(46.8)%
Net (income) loss attributable to noncontrolling interests	(2,637)	696	(3,333)	*
Net income attributable to Bristow Group	$70,191	$137,492	$(67,301)	(48.9)%

Diluted earnings per common share	$1.96	$3.75	$(1.79)	(47.7)%
Operating margin (1)	12.4%	14.9%	(2.5)%	(16.8)%
Flight hours (2)	105,485	100,673	4,812	4.8%

Non-GAAP financial measures: (3)
Adjusted operating income	$118,993	$117,752	$1,241	1.1%
Adjusted operating margin (1)	13.6%	16.0%	(2.4)%	(15.0)%
Adjusted EBITDAR	$239,692	$211,806	$27,886	13.2%
Adjusted EBITDAR margin (1)	27.3%	28.7%	(1.4)%	(4.9)%
Adjusted net income	$78,431	$83,544	$(5,113)	(6.1)%
Adjusted diluted earnings per share	$2.19	$2.28	$(0.09)	(3.9)%
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

(3)
These financial measures have not been prepared in accordance with generally accepted accounting principles (“GAAP”) and have not been audited or reviewed by our independent registered public accounting firm. These financial measures are therefore considered non-GAAP financial measures. Adjusted EBITDAR is calculated by taking our net income and adjusting for interest expense, depreciation and amortization, rent expense (included as a component of direct cost and general and administrative expense), provision for income taxes, gain (loss) on disposal of assets and any special items during the reported periods. See further discussion of our use of the adjusted EBITDAR metric below. Adjusted operating income, adjusted net income and adjusted diluted earnings per share are each adjusted for gain (loss) on disposal of assets and any special items during the reported periods. As discussed below, management believes these non-GAAP financial measures provide meaningful supplemental information regarding our results of operations. A description of the adjustments to and reconciliations of these non-GAAP financial measures to the most comparable GAAP financial measures is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Adjusted operating income	$49,689	$59,087	$118,993	$117,752
Gain (loss) on disposal of assets	127	(3,064)	737	(4,785)
Special items (i)	(5,752)	(2,088)	(10,474)	(2,913)
Operating income	$44,064	$53,935	$109,256	$110,054

Adjusted EBITDAR	$112,069	$108,508	$239,692	$211,806
Gain (loss) on disposal of assets	127	(3,064)	737	(4,785)
Special items (i)	(6,781)	101,836	(12,375)	101,011
Depreciation and amortization	(28,205)	(23,858)	(53,539)	(46,677)
Rent expense	(35,441)	(23,314)	(68,557)	(46,375)
Interest expense	(7,958)	(9,078)	(15,321)	(29,448)
Provision for income taxes	(5,986)	(41,146)	(17,809)	(48,736)
Net income	$27,825	$109,884	$72,828	$136,796

Adjusted net income	$31,062	$46,504	$78,431	$83,544
Gain (loss) on disposal of assets (ii)	109	(2,438)	592	(3,780)
Special items (i) (ii)	(5,089)	66,540	(8,832)	57,728
Net income attributable to Bristow Group	$26,082	$110,606	$70,191	$137,492

Adjusted diluted earnings per share	$0.87	$1.27	$2.19	$2.28
Gain (loss) on disposal of assets (ii)	—	(0.07)	0.02	(0.10)
Special items (i) (ii)	(0.14)	1.81	(0.25)	1.58
Diluted earnings per share	0.73	3.01	1.96	3.75
____________

(i)
See information about special items during the Current Quarter and Comparable Quarter under “Current Quarter Compared to Comparable Quarter” and Current Period and Comparable Period under “Current Period Compared to Comparable Period” below.

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
The following presents business unit adjusted EBITDAR and adjusted EBITDAR margin discussed in “Business Unit Operating Results,” and consolidated adjusted EBITDAR and adjusted EBITDAR margin for the three and six months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except percentages)
Europe	$69,535	$55,190	$138,212	$96,682
West Africa	24,897	23,075	45,340	46,795
North America	18,142	18,692	41,002	35,715
Australia	10,687	7,413	21,695	14,187
Other International	6,639	12,648	21,347	34,833
Corporate and other	(17,831)	(8,510)	(27,904)	(16,406)
Consolidated adjusted EBITDAR	$112,069	$108,508	$239,692	$211,806

Europe	33.7%	35.3%	33.9%	32.9%
West Africa	31.1%	30.4%	28.3%	30.9%
North America	32.4%	31.0%	36.1%	30.1%
Australia	22.6%	21.0%	23.2%	19.3%
Other International	18.5%	39.3%	29.9%	53.6%
Consolidated adjusted EBITDAR margin	25.4%	28.7%	27.3%	28.7%

Current Quarter Compared to Comparable Quarter
For the Current Quarter, we reported operating income of $44.1 million, net income of $26.1 million and diluted earnings per share of $0.73 compared to operating income of $53.9 million, net income of $110.6 million and diluted earnings per share of $3.01 for the Comparable Quarter. The results for the Current Quarter included $0.6 million in costs related to the restructuring of our North America business unit, $1.8 million in additional expense related to CEO succession, $3.4 million in inventory allowances related to excess inventory identified for an older large aircraft model we will remove from our operational fleet over the next two fiscal years and $1.3 million in premium and fees associated with a repurchase of a portion of our 6 ¼% Senior Notes due 2022 (“6 ¼% Senior Notes”), which had a combined negative impact of $0.14 on diluted earnings per share. Excluding these special items and gains on disposal of assets, adjusted operating income, adjusted net income and adjusted diluted earnings per share were $49.7 million, $31.1 million and $0.87, respectively, for the Current Quarter. Excluding the special items described below and loss on disposal of assets, adjusted operating income, adjusted net income and adjusted diluted earnings per share were $59.1 million, $46.5 million and $1.27, respectively, for the Comparable Quarter.
Adjusted EBITDAR, which excludes the same special items and gains (losses) on disposal of assets, was $112.1 million in the Current Quarter compared to $108.5 million in the Comparable Quarter. The increase in adjusted EBITDAR is primarily due to the following:

•	An increase in activity in our Europe business unit, including the addition of Eastern Airways in February 2014,

•	The startup of new contracts in our Australia business unit,

•	Improved contract terms in our West Africa business unit,

•
The recovery of $5.8 million from our original equipment manufacturer provided in the form of maintenance credits resulting from a settlement for aircraft performance issues and transportation costs that benefited results in our Europe and Australia business units, and

•	A favorable shift in the mix to larger aircraft under contract that benefited our operations in the U.S. Gulf of Mexico in our North America business unit.

•	These increases were partially offset by delays in certain new aircraft entering our fleet.
Despite the increase in adjusted EBITDAR, adjusted EBITDAR margin decreased from 28.7% in the Comparable Quarter to 25.4% in the Current Quarter, driven by margin declines in Other International and Europe, partially offset by margin improvement in North America and Australia. The following items contributed to this decrease in adjusted EBITDAR margin for the Current Quarter:

•
A significant decrease in earnings from unconsolidated affiliates, net of losses, resulting primarily from an unfavorable impact from changes in foreign currency exchange rates on our earnings from our investment in Líder in Brazil included in our Other International business unit,

•	The addition of Eastern Airways to our Europe business unit, which is a lower margin business,

•	An increase in corporate overhead and information technology expense (driven by our implementation of a new ERP system), and

•	Foreign currency transaction losses of $1.7 million in the Current Quarter compared with gains of $0.4 million in the Comparable Quarter.
These items also led to the decrease in adjusted net income and adjusted diluted earnings per share for the Current Quarter. Additionally, operating income, net income and diluted earnings per share, on an unadjusted and adjusted basis, were impacted by a $12.1 million increase in rent expense over the Comparable Quarter as we increased the number of leased aircraft.

Gross revenue increased 14.0% to $475.6 million for the Current Quarter from $417.3 million for the Comparable Quarter driven primarily by the addition of new contracts with improved pricing and improvements in flight activity in our Europe ($10.7 million), Australia ($11.9 million) and West Africa ($4.2 million) business units and the addition of Eastern Airways in February 2014, which contributed $39.5 million of operating revenue during the Current Quarter. Additionally, a favorable impact from changes in foreign currency rates increased gross revenue by $9.5 million.
Direct costs increased 19.0%, or $48.8 million, to $305.6 million for the Current Quarter from $256.8 million for the Comparable Quarter driven primarily by a $21.3 million increase in salaries and benefits due to increased activity and the addition of Eastern Airways in February 2014, a $11.2 million increase in rent expense primarily due to an increase in the number of leased aircraft, an increase of $6.4 million in fuel costs primarily due to the addition of Eastern Airways in February 2014 and an increase of $4.7 million in travel and meals and training expense due to an increase in activity.
Reimbursable expense decreased 8.3%, or $3.0 million, to $33.3 million in the Current Quarter from $36.3 million in the Comparable Quarter primarily due to a decrease in our Europe business unit.
Depreciation and amortization increased 18.2%, or $4.3 million, to $28.2 million for the Current Quarter from $23.9 million for the Comparable Quarter primarily due to the addition of Eastern Airways in February 2014 and a decrease in salvage values for some older aircraft operating in Australia.
General and administrative expense increased 32.8%, or $15.2 million, to $61.7 million for the Current Quarter from $46.5 million for the Comparable Quarter primarily due to an overall increase in compensation, professional fees, information technology and training and recruitment expenses. Additionally, during the Current Quarter we recorded $1.8 million in expense related to CEO succession.
Gain (loss) on disposal of assets increased 104.1%, or $3.2 million, to a gain of $0.1 million for the Current Quarter from a loss of $3.1 million for the Comparable Quarter. The gain on disposal of assets in the Current Quarter included a gain of $0.7 million from the sale or disposal of aircraft and other equipment partially offset by impairment charges totaling $0.6 million related to two held for sale aircraft. During the Comparable Quarter, the loss on disposal of assets included a loss of $2.1 million from the sale or disposal of aircraft and other equipment and impairment charges totaling $1.0 million related to one held for sale aircraft.
Earnings from unconsolidated affiliates, net of losses, decreased $6.0 million to $2.9 million for the Current Quarter from $3.1 million in the Comparable Quarter. The decrease in earnings from unconsolidated affiliates, net of losses, primarily resulted from a $5.5 million decrease from Líder as discussed above.
Our results for the Comparable Quarter were positively impacted by the sale of our 50% interest in the FB Entities for £74 million, or approximately $112.2 million, resulting in a pre-tax gain of $103.9 million included as gain on sale of unconsolidated affiliate.
Interest expense, net, other income (expense), net and taxes decreased in the Current Quarter compared to the Comparable Quarter. For further details, see "Business Unit Operating Results – Current Quarter Compared to Comparable Quarter" discussed elsewhere in this Quarterly Report.

As discussed above, the impact of the costs associated with the North America business unit restructuring, CEO succession and the repurchase of a portion of our 6 ¼% Senior Notes (the repurchase premium and write-off of deferred financing fees) have been identified as special items for the Current Quarter. In the Comparable Quarter, the gain on sale of the FB entities, the North America business unit restructuring and inventory allowances impacted our results. These items in the Current Quarter and Comparable Quarter have been identified as special items as they are not considered by management to be part of our ongoing operations when assessing and measuring the operational and financial performance of the organization. The impact of these items on our adjusted operating income, adjusted EBITDAR, adjusted net income and adjusted diluted earnings per share is as follows:

	Three Months Ended September 30, 2014
	Adjusted Operating Income	Adjusted EBITDAR	Adjusted Net Income	Adjusted Diluted Earnings Per Share
	(In thousands, except per share amounts)
North America restructuring	$(578)	$(578)	$(376)	$(0.01)
CEO succession	(1,812)	(1,812)	(1,178)	(0.03)
Inventory allowances	(3,362)	(3,362)	(2,689)	(0.08)
Repurchase of 6 ¼% Senior Notes	—	(1,029)	(846)	(0.02)
Total special items	$(5,752)	$(6,781)	$(5,089)	(0.14)
	Three Months Ended September 30, 2013
	Adjusted Operating Income	Adjusted EBITDAR	Adjusted Net Income	Adjusted Diluted Earnings Per Share
	(In thousands, except per share amounts)
Gain on sale on unconsolidated affiliate	$—	$103,924	$67,897	$1.85
Inventory allowances	(1,539)	(1,539)	(1,000)	(0.03)
North America restructuring	(549)	(549)	(357)	(0.01)
Total special items	$(2,088)	$101,836	$66,540	1.81

Current Period Compared to Comparable Period
For the Current Period, we reported operating income of $109.3 million, net income of $70.2 million and diluted earnings per share of $1.96 compared to operating income of $110.1 million, net income of $137.5 million and diluted earnings per share of $3.75 for the Comparable Period. The results for the Current Period included $1.6 million in costs related to the restructuring of our North America business unit, $5.5 million in additional expense related to CEO succession, $3.4 million in inventory allowances related to excess inventory identified for an older large aircraft model we will remove from our operational fleet over the next two fiscal years and $2.3 million in premium and fees associated with a repurchase of a portion of our 6¼% Senior Notes, which had a combined negative impact of $0.25 on diluted earnings per share. Excluding these special items and gains on disposal of assets, adjusted operating income, adjusted net income and diluted earnings per share were $119.0 million, $78.4 million and $2.19, respectively, for the Current Period. Excluding the special items described below and loss on disposal of assets, adjusted operating income, adjusted net income and adjusted diluted earnings per share were $117.8 million, $83.5 million and $2.28, respectively, for the Comparable Period.
Adjusted EBITDAR, which excludes the same special items and gains (losses) on disposal of assets in both periods, was $239.7 million in the Current Period compared to $211.8 million in the Comparable Period. Adjusted EBITDAR margin declined slightly year-over-year to 27.3% in the Current Period from 28.7% in the Comparable Period.

The increase in adjusted EBITDAR is primarily due to the following:

•	An increase in activity in our Europe business unit, including the addition of Eastern Airways in February 2014,

•	The startup of new contracts in our Australia business unit,

•	Improved pricing in our West Africa business unit,

•
The recovery of $12.6 million from our original equipment manufacturer provided in the form of maintenance credits resulting from a settlement for aircraft performance issues and transportation costs that benefited results in our Europe and Australia business units,

•	A favorable shift in the mix to larger aircraft under contract that benefited our operations in the U.S. Gulf of Mexico in our North America business unit, and

•
The reversal of $4.4 million in bad debt expense in our North America business unit related to a client that had previously filed for bankruptcy for which we have subsequently settled and collected funds.

The increase in adjusted EBITDAR was more than offset primarily by the following items resulting in a decrease in adjusted EBITDAR margin, adjusted net income and adjusted diluted earnings per share for the Current Period:

•
A significant decrease in earnings from unconsolidated affiliates, net of losses, resulting primarily from an unfavorable impact from changes in foreign currency exchange rates on our earnings from our investment in Líder in Brazil included in our Other International business unit,

•	The addition of Eastern Airways to our Europe business unit, which is a lower margin business,

•	Costs incurred in advance of contract startup in Norway, lowering margins in our Europe business unit,

•	An increase in corporate compensation and information technology expense (driven by our implementation of a new ERP system), and

•	Foreign currency transaction losses of $2.1 million in the Current Period compared with gains of $1.0 million in the Comparable Period.
Additionally, operating income, net income and diluted earnings per share, on an unadjusted and adjusted basis, were impacted by a $22.2 million increase in rent expense over the Comparable Period as we increased the number of leased aircraft.
Gross revenue increased 16.2%, or $131.9 million, to $948.2 million for the Current Period from $816.3 million for the Comparable Period driven primarily by the addition of new contracts with improved pricing and improvements in flight activity in our Europe ($35.1 million), Australia ($20.2 million) and West Africa ($8.4 million) business units and the addition of Eastern Airways in February 2014, which contributed $79.3 million of operating revenue during the Current Period. Additionally, a favorable impact from changes in foreign currency rates increased gross revenue by $19.9 million.
Direct costs increased 17.1%, or $87.4 million, to $599.4 million for the Current Period from $512.0 million for the Comparable Period driven primarily by a $45.8 million increase in salaries and benefits due to increased activity and the addition of Eastern Airways in February 2014, a $20.5 million increase in rent expense primarily due to an increase in the number of leased aircraft, an increase of $12.9 million in fuel primarily due to the addition of Eastern Airways and an increase of $7.3 million in travel and meals and training expense due to an increase in activity.
Reimbursable expense declined 9.8%, or $7.1 million, to $65.9 million in the Current Period from $73.1 million in the Comparable Period primarily due to a decline in our Europe business unit.
Depreciation and amortization increased 14.7%, or $6.9 million, to $53.5 million for the Current Period from $46.7 million for the Comparable Period primarily due to the addition of Eastern Airways in February 2014 and a decrease in salvage values for some older aircraft operating in Australia.
General and administrative expense increased 40.8%, or $35.4 million, to $122.2 million for the Current Period from $86.8 million for the Comparable Period primarily due to an overall increase in compensation, professional fees, information technology expenses and training and recruitment expenses. Additionally, during the Current Period we recorded $5.5 million in expense related to CEO succession.

Gain (loss) on disposal of assets increased $5.5 million to a gain of $0.7 million for the Current Period from a loss of $4.8 million for the Comparable Period. The gain on disposal of assets in the Current Period included a gain of $3.9 million from the sale of aircraft and other equipment and impairment charges totaling $3.1 million related to six held for sale aircraft. During the Comparable Period, the loss on disposal of assets included a loss of $2.6 million from the sale of aircraft and other equipment and impairment charges totaling $2.2 million related to three held for sale aircraft.
Earnings from unconsolidated affiliates, net of losses, decreased $15.7 million to $1.4 million for the Current Period from $17.1 million in the Comparable Period. The decrease in earnings from unconsolidated affiliates, net of losses, primarily resulted from lower earnings of $9.8 million from our investment in Líder in Brazil due to an unfavorable change in foreign currency exchange rates, a decrease of $3.2 million in earnings due to the sale of our investment in the FB Entities in July 2013 and a decrease of $2.0 million as we received $2.0 million of dividends from our cost method investment in Egypt during the Comparable Period.
Gain on sale of unconsolidated affiliate includes $103.9 million in pre-tax gains related to the sale of the FB Entities during the Comparable Period as discussed above under "– Current Quarter Compared to Comparable Quarter."
Interest expense, net, other income (expense), net and taxes decreased in the Current Period compared to the Comparable Period. For further details, see "Business Unit Operating Results – Current Period Compared to Comparable Period" discussed elsewhere in this Quarterly Report.
As discussed above, the impact of the costs associated with the North America business unit restructuring, CEO succession costs and the repurchase of a portion of our 6¼% Senior Notes (the repurchase premium and write-off of deferred financing fees) have been identified as special items for the Current Period. In the Comparable Period, special items that impacted our results included the gain on sale of unconsolidated affiliate, cancellation of a potential financing, inventory allowances and the North America business unit restructuring. These items in the Current Period and Comparable Period have been identified as special items as they are not considered by management to be part of our ongoing operations when assessing and measuring the operational and financial performance of the organization. The impact of these items on our adjusted operating income, adjusted EBITDAR, adjusted net income and adjusted diluted earnings per share is as follows:

	Six Months Ended September 30, 2014
	Adjusted Operating Income	Adjusted EBITDAR	Adjusted Net Income	Adjusted Diluted Earnings Per Share
	(In thousands, except per share amounts)
North America restructuring	$(1,611)	$(1,611)	$(1,047)	$(0.03)
CEO succession	(5,501)	(5,501)	(3,576)	(0.10)
Inventory allowances	(3,362)	(3,362)	(2,689)	(0.08)
Repurchase of 6 ¼% Senior Notes	—	(1,901)	(1,520)	(0.04)
Total special items	$(10,474)	$(12,375)	$(8,832)	(0.25)

	Six Months Ended September 30, 2013
	Adjusted Operating Income	Adjusted EBITDAR	Adjusted Net Income	Adjusted Diluted Earnings Per Share
	(In thousands, except per share amounts)
Gain on sale of unconsolidated affiliate	$—	$103,924	$67,897	$1.85
Cancellation of potential financing	—	—	(8,276)	(0.23)
Inventory allowances	(2,364)	(2,364)	(1,536)	(0.04)
North America restructuring	(549)	(549)	(357)	(0.01)
Total special items	$(2,913)	$101,011	$57,728	1.58

Business Unit Operating Results
The following tables set forth certain operating information for the business units comprising our Helicopter Services segment. Intercompany lease revenue and expense are eliminated from our segment reporting, and depreciation expense of aircraft is presented in the segment that operates the aircraft.
Current Quarter Compared to Comparable Quarter
Set forth below is a discussion of the operations of our business units. Our consolidated results are discussed under “Results of Operations” above.
Europe

	Three Months Ended September 30,		Favorable (Unfavorable)

	2014	2013
	(In thousands, except percentages)
Operating revenue	$206,274	$156,352	$49,922	31.9%
Earnings from unconsolidated affiliates, net of losses	$407	$873	$(466)	(53.4)%
Operating income	$39,581	$32,958	$6,623	20.1%
Operating margin	19.2%	21.1%	(1.9)%	(9.0)%
Adjusted EBITDAR	$69,535	$55,190	$14,345	26.0%
Adjusted EBITDAR margin	33.7%	35.3%	(1.6)%	(4.5)%
The operations of our Europe business unit have continued to expand since the Comparable Quarter with the net addition of eight LACE aircraft. These additional aircraft, as well as an overall increase in activity with existing clients and under new contracts, resulted in $8.5 million of increased operating revenue in the Current Quarter. Bristow Helicopters acquired a 60% interest in Eastern Airways in February 2014, which contributed $39.5 million in operating revenue and $9.6 million in adjusted EBITDAR for the Current Quarter. Additionally, gross revenue was impacted by changes in exchange rates that increased gross revenue by $9.7 million.
The increases in operating income and adjusted EBITDAR were driven by the revenue growth. Other expenses also increased as a result of the addition of Eastern Airways and the increase in activity levels, such as salaries and benefits of $15.1 million ($10.2 million Eastern Airways), fuel expense of $6.0 million ($5.3 million Eastern Airways) and rent expense of $7.7 million ($2.2 million Eastern Airways). Additionally, operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin benefited from the recovery of $3.9 million in credits for maintenance expense from an original equipment manufacturer during the Current Quarter resulting from settlement for aircraft performance and transportation costs. This benefit was partially offset by the decrease in earnings from unconsolidated affiliates, net of losses, of $0.5 million primarily due to the sale of the FB Entities in July 2013. Before the benefit of the maintenance credits utilized during the Current Quarter, adjusted EBITDAR margin was 31.8%. The adjusted EBITDAR margins during the Current Quarter were impacted by the addition of Eastern Airways which is a lower margin business.
We expect our results in Europe to continue to be strong in future periods as a result of additional new contracts commencing and possible major contract awards. However, we are currently unable to determine the impact that could result from new rules proposed by the U.K. CAA as discussed under “Executive Overview – Market Outlook” discussed elsewhere in this Quarterly Report. Our third fiscal quarter ended December 31, 2014 should also be impacted by maintenance credits received from an original equipment manufacturer but to a lesser extent than in the fiscal quarters ended June 30 and September 30, 2014.

West Africa

	Three Months Ended September 30,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Operating revenue	$80,076	$75,875	$4,201	5.5%
Operating income	$19,025	$18,231	$794	4.4%
Operating margin	23.8%	24.0%	(0.2)%	(0.8)%
Adjusted EBITDAR	$24,897	$23,075	$1,822	7.9%
Adjusted EBITDAR margin	31.1%	30.4%	0.7%	2.3%
Operating revenue for West Africa increased in the Current Quarter primarily due to $9.3 million related to increased activity from new and certain existing contracts and $3.3 million from improved contract terms, partially offset by an $8.3 million decline in activity on other contracts.
Operating income and adjusted EBITDAR improved due to the increases in operating revenue and cost control measures reflected in a decrease of $1.4 million in freight costs, base repairs and maintenance expense. Operating margin decreased slightly and adjusted EBITDAR margin remained flat mostly in the Current Quarter primarily due to an increase in salaries and benefits of $1.0 million resulting from annual salary increases and an increase of $1.3 million for local withholding taxes.
As previously discussed, we have seen recent changes in the West Africa market as a result of new competitors entering this market. Additionally, increasingly active trade unions, changing regulations and the changing political environment have made and are expected to continue to make our operating results from Nigeria unpredictable.
North America

	Three Months Ended September 30,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Operating revenue	$55,983	$60,353	$(4,370)	(7.2)%
Earnings from unconsolidated affiliates, net of losses	$(113)	$112	$(225)	*
Operating income	$7,923	$9,164	$(1,241)	(13.5)%
Operating margin	14.2%	15.2%	(1.0)%	(6.6)%
Adjusted EBITDAR	$18,142	$18,692	$(550)	(2.9)%
Adjusted EBITDAR margin	32.4%	31.0%	1.4%	4.5%
______
 * percentage change not meaningful
Operating revenue for North America decreased primarily due to our planned closure of operations in Alaska, which reduced operating revenue by $6.3 million in the Current Quarter and a decline in the number of small aircraft on contract in the U.S. Gulf of Mexico, which reduced operating revenue by $5.0 million in the Current Quarter, partially offset by an increase in the number of medium and large aircraft on contract in the U.S. Gulf of Mexico which increased operating revenue by $6.0 million in the Current Quarter.
During the Current Quarter and Comparable Quarter, we recorded $0.6 million and $0.5 million, respectively, in costs associated with the restructuring of this business unit and planned closure of our Alaska operations, which related primarily to employee severance and retention costs. Adjusted EBITDAR and adjusted EBITDAR margin excludes these costs in both quarters. The decrease in operating income and operating margin are driven by the closure of our Alaska operations during the Current Quarter, an increase in rent expense due to additional aircraft on lease and a decrease in earnings from unconsolidated affiliates, net of losses, related to Cougar. Despite a slight decrease in adjusted EBITDAR due to the closure of Alaska operations, the adjusted EBITDAR margins increased due to the change in the mix of the aircraft operating in this business unit.
We recognize that the current operating environment in the North America business unit is challenging for our fleet mix and we have been proactively restructuring our business by exiting the Alaska market with a long-term strategy of operating larger aircraft to service Gulf of Mexico deepwater client contracts. During the Current Quarter, we sold two small aircraft that had previously been operating in this business unit.

Australia

	Three Months Ended September 30,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Operating revenue	$47,185	$35,326	$11,859	33.6%
Operating income	$987	$2,508	$(1,521)	(60.6)%
Operating margin	2.1%	7.1%	(5.0)%	(70.4)%
Adjusted EBITDAR	$10,687	$7,413	$3,274	44.2%
Adjusted EBITDAR margin	22.6%	21.0%	1.6%	7.6%
Operating revenue for Australia increased due to an increase in revenue of $20.4 million due to the start of new contracts, including a significant contract with INPEX, partially offset by the ending of short-term contracts of $8.7 million.
Operating income and operating margin declined primarily due to an increase in salaries and benefits of $5.4 million and rent expense of $2.4 million. Adjusted EBITDAR and adjusted EBITDAR margin exclude the impact of the increase in the number of aircraft on lease in the Current Quarter and reflects the overall growth in this business unit in terms of new contracts and utilization. Also impacting the results for the Current Quarter are aircraft serviceability issues, continuing costs for returning the EC225s to service and an increase in depreciation expense due to a decrease in salvage values for some older aircraft operating in this market. Also, during the Current Quarter we were able to recover $1.9 million in credits for maintenance expense from our original equipment manufacturer as settlements for aircraft performance and transportation costs. Before the benefit of the maintenance credits utilized during the Current Quarter, adjusted EBITDAR margin was 18.6%.
We expect the results for this business unit to continue to improve over the remainder of fiscal year 2015 as the new contracts begin. Our third fiscal quarter ended December 31, 2014 should also be impacted by maintenance credits received from an original equipment manufacturer but to a lesser extent than in the fiscal quarters ended June 30 and September 30, 2014.
Other International

	Three Months Ended September 30,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Operating revenue	$35,805	$32,150	$3,655	11.4%
Earnings from unconsolidated affiliates, net of losses	$(3,198)	$2,103	$(5,301)	(252.1)%
Operating income	$2,956	$8,654	$(5,698)	(65.8)%
Operating margin	8.3%	26.9%	(18.6)%	(69.1)%
Adjusted EBITDAR	$6,639	$12,648	$(6,009)	(47.5)%
Adjusted EBITDAR margin	18.5%	39.3%	(20.8)%	(52.9)%
Operating revenue for Other International increased in the Current Quarter primarily due to a contract in Tanzania that started in the fourth quarter of fiscal year 2014 ($4.7 million) and increased activity in Trinidad ($2.0 million), partially offset by a decline in revenue resulting from the end of contracts in Malaysia ($2.8 million) and Mexico ($0.3 million).
Operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin decreased primarily due to a decrease of $5.3 million in earnings from unconsolidated affiliates, net of losses, and the end of the contract in Malaysia, partially offset by increased activity in Trinidad and the addition of the contract in Tanzania.
Earnings from unconsolidated affiliates, net of losses, decreased primarily due to a decrease in earnings from our investment in Líder in Brazil of $5.5 million in the Current Quarter resulting from unfavorable changes in foreign currency exchange rates. See further discussion about our investment in Líder and the Brazil market in “Executive Overview – Market Outlook” and “– Current Quarter Compared to Comparable Quarter” included elsewhere in this Quarterly Report.

Corporate and Other

	Three Months Ended September 30,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Operating revenue	$17,176	$19,793	$(2,617)	(13.2)%
Operating loss	$(26,535)	$(14,516)	$(12,019)	(82.8)%
Adjusted EBITDAR	$(17,831)	$(8,510)	$(9,321)	(109.5)%
Corporate and other includes our Bristow Academy business unit, technical services business and corporate costs that have not been allocated out to other business units.
Operating revenue decreased primarily due to a decrease of support fees for helicopters operating in Canada of $2.0 million and a decrease in Bristow Academy operating revenue of $0.6 million primarily resulting from a decrease in military training.
Corporate operating expense primarily represents costs of our corporate office and other general and administrative costs not allocated to our business units. Operating loss increased and adjusted EBITDAR decreased primarily due to an increase in compensation costs of $3.1 million, professional fees of $0.5 million and information technology and training expense of $3.6 million during the Current Quarter. Also included in adjusted EBITDAR is other income attributed to Corporate and other which was a decrease of $2.2 million from the Comparable Quarter primarily resulting from foreign currency gains of $0.3 million in the Comparable Quarter versus foreign currency losses of $0.6 million in the Current Quarter and a gain on the sale of intellectual property of $1.1 million in the Comparable Quarter. Additionally, during the Current Quarter we recorded $1.8 million of expense related to CEO succession and inventory allowances of $3.4 million related to excess inventory identified for an older large aircraft model we will remove from our operational fleet over the next two fiscal years, both of which are excluded from adjusted EBITDAR.
Interest Expense, Net

	Three Months Ended September 30,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Interest income	$386	$762	$(376)	(49.3)%
Interest expense	(10,257)	(11,382)	1,125	9.9%
Amortization of debt discount	(1,048)	(790)	(258)	(32.7)%
Amortization of debt fees	(786)	(656)	(130)	(19.8)%
Capitalized interest	4,133	3,750	383	10.2%
Interest expense, net	$(7,572)	$(8,316)	$744	8.9%
The decrease in interest expense, net in the Current Quarter is primarily due lower average borrowings on our Revolving Credit Facility during the Current Quarter, partially offset by write-off of deferred financing fees of $0.3 million related to the repurchase of a portion of our 6¼% Senior Notes in the Current Quarter.
Other Income (Expense), Net

	Three Months Ended September 30,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Foreign currency losses	$(1,718)	$374	$(2,092)	*
Other	(963)	1,113	(2,076)	(186.5)%
Other income (expense), net	$(2,681)	$1,487	$(4,168)	*
______
* percentage change not meaningful
Other income (expense), net increased primarily due to the impact of changes in foreign currency exchange rates during the Current Quarter driven by the changes in the Australian dollar to U.S. dollars and British pound sterling exchange rates. Additionally, other income (expense), net for the Current Quarter includes $1.0 million in premiums and fees for the repurchase of a portion of our 6 ¼% Senior Notes and for the Comparable Quarter includes other income of $1.1 million for the sale of intellectual property.

Taxes

	Three Months Ended September 30,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Effective tax rate	17.7%	27.2%	9.5%	34.9%
Net foreign tax on non-U.S. earnings	$5,199	$5,086	$(113)	(2.2)%
Benefit of foreign earnings indefinitely reinvested abroad	$(14,589)	$(16,175)	$(1,586)	(9.8)%
Change in valuation allowance for contingency	$32	$(149)	$(181)	(121.5)%
Utilization of foreign tax credits	$(1,838)	$(2,655)	$(817)	(30.8)%
Change in valuation allowance	$545	$—	$(545)	*
______
 * percentage change not meaningful
Our effective income tax rate for the Current Quarter and Comparable Quarter were reduced by the permanent investment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits.
Our effective tax rate for the Comparable Quarter reflects $36.0 million of tax expense for the sale of the FB Entities, partially offset by a $2.1 million benefit due to the revaluations of our deferred taxes as a result of the enactment of a tax rate reduction in the U.K. Excluding these items, our effective tax rate was 15.4% for the Comparable Quarter.
Current Period Compared to Comparable Period
Set forth below is a discussion of the operations of our business units. Our consolidated results are discussed under “Results of Operations” above.
Europe

	Six Months Ended September 30,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Operating revenue	$407,955	$293,511	$114,444	39.0%
Earnings from unconsolidated affiliates, net of losses	$781	$3,913	$(3,132)	(80.0)%
Operating income	$79,950	$52,979	$26,971	50.9%
Operating margin	19.6%	18.1%	1.5%	8.3%
Adjusted EBITDAR	$138,212	$96,682	$41,530	43.0%
Adjusted EBITDAR margin	33.9%	32.9%	1.0%	3.0%
The operations of our Europe business unit have continued to expand since the Comparable Period with the net addition of eight LACE. These additional aircraft, as well as an overall increase in activity with existing clients and under new contracts, resulted in $21.1 million of increased operating revenue in the Current Period. Additionally, during June and July 2013 we began operating the U.K. Gap SAR contract at two bases resulting in the increase of $13.0 million of operating revenue in the Current Period. Bristow Helicopters acquired 60% interest in Eastern Airways in February 2014, which contributed $79.3 million in operating revenue and $19.0 million in adjusted EBITDAR for the Current Period. Additionally, gross revenue was impacted by changes in exchange rates that increased gross revenue by $23.1 million.
The increases in operating income, operating margin, adjusted EBITDAR, and adjusted EBITDAR margin were driven by revenue growth. Other expenses also increased as a result of the addition of Eastern Airways and the increase in activity levels, such as salaries and benefits of $33.0 million ($20.7 million Eastern Airways), fuel expense of $12.6 million ($10.8 million Eastern Airways) and rent expense of $11.9 million ($4.6 million Eastern Airways). Additionally, operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin benefited from the recovery of $8.7 million in credits for maintenance expense from our original equipment manufacturer during the Current Period resulting from settlement for aircraft performance and transportation costs. This benefit was partially offset by the decrease in earnings from unconsolidated affiliates, net losses of $3.9 million due to the sale of the FB entities in July 2013. Before the benefit of the maintenance credits utilized during the Current Period, adjusted EBITDAR margin was 31.8%. The adjusted EBITDAR margins during the Current Period were impacted by the addition of Eastern Airways which is a lower margin business.

For further discussion of additional matters related to operations in Europe, see “– Current Quarter Compared to Comparable Quarter – Europe" included elsewhere in this Quarterly Report.
West Africa

	Six Months Ended September 30,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Operating revenue	$160,034	$151,654	$8,380	5.5%
Operating income	$35,687	$37,484	$(1,797)	(4.8)%
Operating margin	22.3%	24.7%	(2.4)%	(9.7)%
Adjusted EBITDAR	$45,340	$46,795	$(1,455)	(3.1)%
Adjusted EBITDAR margin	28.3%	30.9%	(2.6)%	(8.4)%
Operating revenue for West Africa in the Current Period increased primarily due to $15.3 million from increased activity from new and certain existing contracts and $8.6 million from improved contract terms, partially offset by a $15.0 million decrease in activity from other contracts.
Operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin decreased in the Current Period primarily due to an increase in salaries and benefits of $4.3 million resulting from annual salary increases, partially offset by the impact of increased revenue.
For further discussion of additional matters related to operations in West Africa, see “– Current Quarter Compared to Comparable Quarter – West Africa" included elsewhere in this Quarterly Report.
North America

	Six Months Ended September 30,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Operating revenue	$113,498	$118,588	$(5,090)	(4.3)%
Earnings from unconsolidated affiliates, net of losses	$(579)	$104	$(683)	*
Operating income	$20,469	$17,287	$3,182	18.4%
Operating margin	18.0%	14.6%	3.4%	23.3%
Adjusted EBITDAR	$41,002	$35,715	$5,287	14.8%
Adjusted EBITDAR margin	36.1%	30.1%	6.0%	19.9%
______
 * percentage change not meaningful
Operating revenue decreased primarily due to our planned closure of operations in Alaska, which reduced operating revenue by $9.0 million in the Current Period, and a decline in the number of small aircraft on contract in the U.S. Gulf of Mexico, which reduced operating revenue by $10.6 million in the Current Period, partially offset by an increase in the number of medium and large aircraft on contract in the U.S. Gulf of Mexico which increased operating revenue by $12.9 million in the Current Period.
During the Current Period, we reversed $4.4 million of bad debt expense in our North America business unit related to a client that had previously filed for bankruptcy for which we have subsequently settled and collected funds. Also, during the Current Period and Comparable Period, we recorded $1.6 million and $0.5 million, respectively, in costs associated with the restructuring of this business unit and planned closure of our Alaska operations, which related primarily to employee severance and retention costs. Adjusted EBITDAR and adjusted EBITDAR margin excludes these restructuring costs for both the Current Period and Comparable Period. The increase in operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin were driven by the change in mix of fleet on contract in the U.S. Gulf of Mexico to more medium and large aircraft. The reversal of the bad debt expense of $4.4 million also added to adjusted EBITDAR. These increases were partially offset by a decrease in earnings from unconsolidated affiliates, net of losses, related to Cougar. Before the benefit of the reversal of the bad debt expense of $4.4 million, adjusted EBITDAR margin was 32.2% for the Current Period.
For further discussion of additional matters related to operations in North America, see “– Current Quarter Compared to Comparable Quarter – North America" included elsewhere in this Quarterly Report.

Australia

	Six Months Ended September 30,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Operating revenue	$93,701	$73,539	$20,162	27.4%
Operating income	$3,240	$5,788	$(2,548)	(44.0)%
Operating margin	3.5%	7.9%	(4.4)%	(55.7)%
Adjusted EBITDAR	$21,695	$14,187	$7,508	52.9%
Adjusted EBITDAR margin	23.2%	19.3%	3.9%	20.2%
Operating revenue for Australia increased due to an increase in revenue of $38.4 million due to the start of new contracts, including a significant contract with INPEX, partially offset by the ending of short-term contracts of $16.4 million and an unfavorable impact from changes in foreign currency exchange rates of $1.8 million.
Operating income and operating margin declined primarily due to an increase in salaries and benefits of $8.6 million and rent expense of $5.3 million. During the Current Period, results in Australia were impacted by incurring costs, including salaries and benefits, depreciation, insurance, training and lease costs, in anticipation of certain contracts that were delayed in starting. Also impacting the results for the Current Period are aircraft serviceability issues, continuing costs for returning the EC225s to service and an increase in depreciation expense due to a decrease in salvage values for some older aircraft operating in this market. During the Current Period we were able to recover $4.0 million in credits for maintenance expense from our original equipment manufacturer as settlements for aircraft performance and transportation costs. Before the benefit of the maintenance credits utilized during the Current Period, adjusted EBITDAR margin was 18.9%.
For further discussion of additional matters related to operations in Australia, see “– Current Quarter Compared to Comparable Quarter – Australia" included elsewhere in this Quarterly Report.
Other International

	Six Months Ended September 30,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Operating revenue	$71,338	$65,043	$6,295	9.7%
Earnings from unconsolidated affiliates, net of losses	$1,175	$13,043	$(11,868)	(91.0)%
Operating income	$13,358	$27,096	$(13,738)	(50.7)%
Operating margin	18.7%	41.7%	(23.0)%	(55.2)%
Adjusted EBITDAR	$21,347	$34,833	$(13,486)	(38.7)%
Adjusted EBITDAR margin	29.9%	53.6%	(23.7)%	(44.2)%
Operating revenue for Other International increased in the Current Period primarily due to increased activity in Trinidad ($6.5 million) and a contract in Tanzania that started in the fourth quarter of fiscal year 2014 ($9.3 million), partially offset by a decline in revenue resulting from a decline in aircraft on contract in Malaysia ($7.0 million) and Mexico ($1.3 million).
Operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin decreased primarily due to a decrease of $11.9 million in earnings from unconsolidated affiliates, net of losses, and the decline in activity in Malaysia, partially offset by increased activity in Trinidad and the addition of the contract in Tanzania.
Earnings from unconsolidated affiliates, net of losses, decreased primarily due to a decrease in earnings from our investment in Líder in Brazil of $9.8 million in the Current Period resulting from an unfavorable change in foreign currency exchange rates and a decrease of $2.0 million as we received dividends from our cost method investment in Egypt during the Comparable Period. See further discussion about our investment in Líder and the Brazil market in “Executive Overview – Market Outlook” and “– Current Period Compared to Comparable Period” included elsewhere in this Quarterly Report.

Corporate and Other

	Six Months Ended September 30,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Operating revenue	$34,248	$37,908	$(3,660)	(9.7)%
Operating loss	$(44,185)	$(25,795)	$(18,390)	(71.3)%
Adjusted EBITDAR	$(27,904)	$(16,406)	$(11,498)	(70.1)%
Corporate and other includes our Bristow Academy business unit, technical services business and corporate costs that have not been allocated to other business units.
Operating revenue decreased primarily due to a decrease of support fees for helicopters operating in Canada of $3.2 million, partially offset by an increase in operating revenue at Bristow Academy of $0.4 million resulting from an increase in military training.
Operating loss increased primarily due to an increase in compensation costs of $5.5 million and professional fees of $3.7 million. Additionally, during the Current Period we recorded $5.5 million of expense related to CEO succession and inventory allowances of $3.4 million related to excess inventory identified for an older large aircraft model we will remove from our operational fleet over the next two fiscal years both of which are excluded from adjusted EBITDAR. Also included in adjusted EBITDAR is other income attributed to Corporate and other which was a decrease of $1.4 million from the Comparable Period primarily resulting from an increase in foreign currency losses of $0.8 million and a gain on the sale of intellectual property of $1.1 million in the Comparable Period.
Interest Expense, Net

	Six Months Ended September 30,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Interest income	$622	$881	$(259)	(29.4)%
Interest expense	(20,144)	(20,742)	598	2.9%
Amortization of debt discount	(2,067)	(1,711)	(356)	(20.8)%
Amortization of debt fees	(1,459)	(13,992)	12,533	89.6%
Capitalized interest	8,349	6,997	1,352	19.3%
Interest expense, net	$(14,699)	$(28,567)	$13,868	48.5%
The decrease in interest expense, net in the Current Period is primarily due to the write-off of $12.7 million of deferred financing fees related to a potential financing in the Comparable Period and an increase in capitalized interest due to an increase in construction in progress during the Current Period, partially offset by a write-off of deferred financing fees of $0.4 million related to the repurchase of a portion of our 6¼% Senior Notes in the Current Period.
Other Income (Expense), Net

	Six Months Ended September 30,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Foreign currency losses	$(2,114)	$(992)	$(1,122)	(113.1)%
Other	(1,806)	1,113	(2,919)	*
Other income (expense), net	$(3,920)	$121	$(4,041)	*
______
 * percentage change not meaningful
Other income (expense), net decreased primarily due to $1.9 million in premium and fees as a result of the repurchase of a portion of our 6¼% Senior Notes, partially offset by a gain of $1.1 million on the sale of intellectual property during the Comparable Period. Also, other income (expense), net was impacted by changes in foreign currency exchange rates during the Current Period driven by the changes in the Australian dollar to U.S. dollars and British pound sterling exchange rates.

Taxes

	Six Months Ended September 30,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Effective tax rate	19.6%	26.3%	6.7%	25.5%
Net foreign tax on non-U.S. earnings	$12,388	$10,418	$(1,970)	(18.9)%
Benefit of foreign earnings indefinitely reinvested abroad	$(28,589)	$(26,748)	$1,841	6.9%
Change in valuation allowance for contingency	$(3)	$(119)	$(116)	(97.5)%
Utilization of foreign tax credits	$(4,897)	$(4,563)	$334	7.3%
Change in valuation allowance	$772	$—	$(772)	*
______
 * percentage change not meaningful
Our effective income tax rate for the Comparable Period reflects $36.0 million of tax expense for the sale of the FB entities, partially offset by a $2.1 million benefit due to the revaluation of our deferred taxes as a result of the enactment of a tax rate reduction in the U.K. Excluding these items, our effective tax rate was 18.2% for the Comparable Period.
Also our effective tax rate for the Current Period and Comparable Period were reduced by the permanent investment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits.
Liquidity and Capital Resources
Cash Flows
Operating Activities
Net cash flows provided by operating activities totaled $101.2 million during the Current Period compared to $132.5 million during the Comparable Period. Changes in non-cash working capital used $29.1 million and generated $40.2 million in cash flows from operating activities for the Current Period and Comparable Period, respectively. The decrease in net cash flows provided by operating activities is primarily due to the costs paid in advance of contract start-ups and payments made in advance of ERP go-live during the Current Period.
Investing Activities
Cash flows provided by investing activities was $95.5 million for the Current Period and cash flows used in investing activities was $71.7 million for the Comparable Period. Cash was used for capital expenditures as follows:

	Six Months Ended September 30,
	2014	2013
Number of aircraft delivered:
Medium	3	5
Large	8	5
Total aircraft	11	10
Capital expenditures (in thousands):
Aircraft and related equipment	$237,484	$312,880
Other	64,635	26,679
Total capital expenditures	$302,119	$339,559
In addition to these capital expenditures, investing cash flows were impacted by aircraft sales. During the Current Period, we received proceeds of $16.9 million primarily from the sale or disposal of 11 aircraft and certain other equipment and received $380.7 million for the sale of 14 aircraft which we subsequently leased back. During the Comparable Period, we received $10.0 million in proceeds from the sale or disposal of eight aircraft and certain other equipment and received $145.6 million for the sale of seven aircraft which we subsequently leased back.

Financing Activities
Cash flows used in financing activities was $129.8 million for the Current Period and cash flows generated from financing activities was $24.9 million during the Comparable Period. During the Current Period, we received $218.0 million from borrowings on our Revolving Credit Facility and $1.4 million in proceeds from the issuance of Common Stock upon exercise of stock options. During the Current Period, cash was used for the repayment of debt totaling $282.8 million, payment of dividends on our Common Stock totaling $22.7 million and repurchases of our Common Stock totaling $43.4 million. During the Comparable Period, we received $157.5 million from borrowings on our Revolving Credit Facility and cash was used for the repayment of debt totaling $117.7 million, payment of deferred financing fees of $15.2, of which $12.7 million for a potential financing, and payment of dividends on our Common Stock totaling $18.1 million. See further discussion of the potential financing in “– Current Period Compared to Comparable Period” included elsewhere in this Quarterly Report.

Future Cash Requirements
Contractual Obligations, Commercial Commitments and Off Balance Sheet Arrangements
We have various contractual obligations that are recorded as liabilities on our condensed consolidated balance sheet. Other items, such as certain purchase commitments, interest payments and other executory contracts are not recognized as liabilities on our condensed consolidated balance sheet but are included in the table below. For example, we are contractually committed to make certain minimum lease payments for the use of property and equipment under operating lease agreements.
The following tables summarize our significant contractual obligations and other commercial commitments on an undiscounted basis as of September 30, 2014 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings as of September 30, 2014. Additional details regarding these obligations are provided in Note 8 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2014 Annual Report and in Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Payments Due by Period
		Six Months Ending March 31, 2015	Fiscal Year Ending March 31,
	Total		2016— 2017	2018— 2019	2020 and beyond
	(In thousands)
Contractual obligations:
Long-term debt and short-term borrowings:
Principal (1)	$783,061	$5,890	$41,609	$56,772	$678,790
Interest (2)	325,432	17,592	69,103	66,683	172,054
Aircraft operating leases (3)	644,667	70,744	276,533	212,871	84,519
Other operating leases (4)	68,472	4,416	14,146	10,726	39,184
Pension obligations (5)	164,932	12,886	59,250	39,780	53,016
Aircraft purchase obligations (6)	621,230	165,060	456,170	—	—
Other purchase obligations (7)	93,389	45,621	8,419	9,686	29,663
Total contractual cash obligations	$2,701,183	$322,209	$925,230	$396,518	$1,057,226
Other commercial commitments:
Letters of credit	$2,558	$1,150	$1,408	$—	$—
Contingent consideration (8)	43,727	8,000	32,485	3,242	—
Other commitments (9)	—	—	—	—	—
Total commercial commitments	$46,285	$9,150	$33,893	$3,242	$—
 ______

(1)	Excludes unamortized discount of $3.0 million and $0.5 million on the 3% Convertible Senior Notes and Term Loan, respectively.

(2)	Interest payments for variable interest debt are based on interest rates as of September 30, 2014.

(3)
Represents separate operating leases for aircraft. During the six months ended September 30, 2014, we entered into 18 new aircraft operating leases. For further details, see Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

(4)	Represents minimum rental payments required under non-operating leases that have initial or remaining non-cancelable lease terms in excess of one year.

(5)
Represents expected funding for pension benefits in future periods. These amounts are undiscounted and are based on the expectation that the U.K. and Norway pensions will be fully funded in approximately four and three years, respectively. As of September 30, 2014, we had recorded on our balance sheet a $71.8 million pension liability associated with these obligations. The timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustees.

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

(8)
The Cougar purchase agreement includes a potential earn-out of $40 million payable over three years based on Cougar achieving certain agreed performance targets. During fiscal year 2014, the first year earn-out payment of $6.0 million was paid as Cougar achieved agreed performance targets. The fair value of the earn-out is $31.7 million as of September 30, 2014 and is included in other accrued liabilities and other liabilities and deferred credits on our condensed consolidated balance sheet. See Note 3 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2014 Annual Report. The Eastern Airways purchase agreement includes a potential earn-out of £6 million ($10 million) over a three year period. The earn-out consideration will be included as general and administrative expense in our condensed consolidated statements of income as earned.

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

Capital Commitments and Other Uses of Cash
We have commitments and options to make capital expenditures over the next five fiscal years to purchase additional aircraft, including aircraft associated with the commitments reflected in the table above. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order are expected to provide incremental fleet capacity in terms of revenue, operating margin and adjusted EBITDAR margin. See Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for a detail of the number of aircraft under commitments and options expected to be delivered in the current and subsequent five fiscal years by aircraft size along with the related expenditures and for a rollforward of aircraft commitments and options through September 30, 2014. During fiscal year 2015, we expect to invest approximately $190 million in various infrastructure enhancements, including aircraft facilities, training centers and technology. Through September 30, 2014, we had incurred approximately $100 million towards these projects.
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
Substantially all of our cash balances are held outside the U.S. and are generally used to meet the liquidity needs of our non-U.S. operations. Most of our cash held outside the U.S. could be repatriated to the United States, but under current law, any such repatriation would be subject to U.S. federal income tax, as adjusted for applicable foreign tax credits which may result in an effective tax rate that is less than the U.S. federal income tax rate of 35%. We have provided for U.S. federal income taxes on undistributed foreign earnings where we have determined that such earnings are not indefinitely reinvested.
We expect to meet the continuing funding requirements of our U.S. operations with cash generated by such U.S. operations, cash from earnings generated by non-U.S. operations that are not indefinitely reinvested and our existing credit facility. If cash held by non-U.S. operations is required for funding operations in the U.S., and if U.S. tax has not previously been provided on the earnings of such operations, we would make a provision for additional U.S. tax in connection with repatriating this cash, which may be material to our cash flows and results of operations.
We expect that our cash on deposit as of September 30, 2014 of $263.9 million, cash flow from operations, proceeds from aircraft sales and proceeds from the sale and leaseback of existing owned aircraft, as well as available borrowing capacity under our Revolving Credit Facility will be sufficient to satisfy our capital commitments, including our aircraft purchase commitments to service our oil and gas clients and remaining anticipated capital requirements in connection with our U.K. SAR contract of approximately $930 million as of September 30, 2014. The available borrowing capacity under our Revolving Credit Facility was $349.5 million as of September 30, 2014. While we plan to continue to be disciplined concerning future capital commitments, we also intend to continue managing our capital structure and liquidity position with external financings as needed. Our strategy will involve funding our short-term liquidity requirements with borrowings under our Revolving Credit Facility and funding our long-term financing needs, while maintaining a prudent capital structure, among the following alternatives: operating leases, bank debt, private and public debt and/or equity offerings and export credit agency-supported financings.
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
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision of and with the participation of our management, including Jonathan E. Baliff, our President and Chief Executive Officer ("CEO"), and John H. Briscoe, our Senior Vice President and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2014. Based on that evaluation, our CEO and CFO concluded that such disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management as appropriate to allow for timely decisions regarding required disclosure under the Exchange Act.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.
There have been no material changes during the three and six months ended September 30, 2014 in our “Risk Factors” as discussed in the fiscal year 2014 Annual Report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (1)

July 1, 2014 - July 31, 2014	58,728	$73.16	58,728	$31,377,774
August 1, 2014 - August 31, 2014	133,595	$71.61	133,595	$21,811,425
September 1, 2014 - September 30, 2014	132,397	$71.02	132,397	$12,407,988
______________

(1)
During the three months ended September 30, 2014, we repurchased 324,720 shares for $23.3 million. Subsequently, from October 1, 2014 through October 31, 2014, we spent $10.0 million to repurchase 146,900 additional shares of our Common Stock. As of October 31, 2014, we had $2.4 million of repurchase authority remaining from $133.4 million that was authorized for share repurchases between November 5, 2013 and November 5, 2014. On November 6, 2014, our board of directors extended the date to repurchase shares of our Common Stock through November 5, 2015 and increased the remaining authorized repurchase amount to a total of $150 million. The timing and method of any repurchases under the program will depend on a variety of factors, is subject to our results of operations, financial condition, cash requirements, and other factors and restrictions under applicable law and our debt instruments, and may be suspended or discontinued at any time.

Item 3.    Defaults Upon Senior Securities
Not applicable.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None.

Item 6.    Exhibits
The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Exhibit

15.1*	Letter from KPMG LLP dated November 6, 2014, regarding unaudited interim information.

31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.

31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant

32.1**	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

†	Compensatory Plan or Arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOW GROUP INC.

By:	/s/ John H. Briscoe
John H. Briscoe Senior Vice President and Chief Financial Officer

By:	/s/ Brian J. Allman
Brian J. Allman Vice President, Chief Accounting Officer
November 6, 2014

Index to Exhibits.

Exhibit Number	Description of Exhibit

15.1*	Letter from KPMG LLP dated November 6, 2014, regarding unaudited interim information.

31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.

31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant

32.1**	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

†	Compensatory Plan or Arrangement.