Form 10-Q
period 2014-12-31
Bristow Group Inc
filed 2015-02-05
CIK 73887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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
☐ Yes ☑ No

Indicate the number shares outstanding of each of the issuer’s classes of Common Stock, as of January 30, 2015.
34,755,891 shares of Common Stock, $.01 par value

BRISTOW GROUP INC.
INDEX — FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements.
BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
	(Unaudited) (In thousands, except per share amounts)
Gross revenue:
Operating revenue from non-affiliates	$408,388	$351,193	$1,242,462	$1,041,290
Operating revenue from affiliates	21,930	22,371	65,649	70,451
Reimbursable revenue from non-affiliates	29,822	38,760	100,203	116,840
Reimbursable revenue from affiliates	—	11	—	76
	460,140	412,335	1,408,314	1,228,657
Operating expense:
Direct cost	299,230	261,590	898,650	773,612
Reimbursable expense	28,549	36,677	94,466	109,734
Depreciation and amortization	23,625	23,655	77,164	70,332
General and administrative	72,531	48,948	194,687	135,735
	423,935	370,870	1,264,967	1,089,413

Gain (loss) on disposal of assets	(26,331)	3,982	(25,594)	(803)
Earnings from unconsolidated affiliates, net of losses	(958)	(15,945)	419	1,115
Operating income	8,916	29,502	118,172	139,556

Interest expense, net	(6,976)	(6,846)	(21,675)	(35,413)
Gain on sale of unconsolidated affiliates	3,921	—	3,921	103,924
Other income (expense), net	(5,223)	(696)	(9,143)	(575)
Income before provision for income taxes	638	21,960	91,275	207,492
Provision for income taxes	(567)	(2,946)	(18,376)	(51,682)
Net income	71	19,014	72,899	155,810
Net (income) loss attributable to noncontrolling interests	(1,039)	(87)	(3,676)	609
Net income (loss) attributable to Bristow Group	$(968)	$18,927	$69,223	$156,419

Earnings (loss) per common share:
Basic	$(0.03)	$0.52	$1.96	$4.32
Diluted	$(0.03)	$0.51	$1.94	$4.28

Cash dividends declared per common share	$0.32	$0.25	$0.96	$0.75

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
	(Unaudited) (In thousands)
Net income	$71	$19,014	$72,899	$155,810
Other comprehensive income:
Currency translation adjustments	(20,175)	4,416	(30,691)	15,861
Other comprehensive income (loss)	(20,104)	23,430	42,208	171,671

Net (income) loss attributable to noncontrolling interests	(1,039)	(87)	(3,676)	609
Currency translation adjustments attributable to noncontrolling interests	2,381	18	2,415	(220)
Total comprehensive (income) loss attributable to noncontrolling interests	1,342	(69)	(1,261)	389
Total comprehensive income (loss) attributable to Bristow Group	$(18,762)	$23,361	$40,947	$172,060
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	December 31, 2014	March 31, 2014
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$121,366	$204,341
Accounts receivable from non-affiliates	288,657	292,650
Accounts receivable from affiliates	6,914	4,793
Inventories	139,027	137,463
Assets held for sale	25,837	29,276
Prepaid expenses and other current assets	50,140	53,084
Total current assets	631,941	721,607
Investment in unconsolidated affiliates	257,073	262,615
Property and equipment – at cost:
Land and buildings	152,030	145,973
Aircraft and equipment	2,472,230	2,646,150
	2,624,260	2,792,123
Less – Accumulated depreciation and amortization	(494,872)	(523,372)
	2,129,388	2,268,751
Goodwill	53,828	56,680
Other assets	107,512	88,604
Total assets	$3,179,742	$3,398,257

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$90,047	$89,818
Accrued wages, benefits and related taxes	76,829	71,192
Income taxes payable	7,558	13,588
Other accrued taxes	8,455	9,302
Deferred revenue	28,824	31,157
Accrued maintenance and repairs	18,707	17,249
Accrued interest	5,530	16,157
Other accrued liabilities	54,440	45,853
Deferred taxes	12,670	12,372
Short-term borrowings and current maturities of long-term debt	14,277	14,207
Deferred sale leaseback advance	55,671	136,930
Total current liabilities	373,008	457,825
Long-term debt, less current maturities	803,911	827,095
Accrued pension liabilities	62,110	86,823
Other liabilities and deferred credits	59,953	78,126
Deferred taxes	162,895	169,519
Commitments and contingencies (Note 5)
Temporary equity	23,660	22,283
Stockholders’ investment:
Common stock, $.01 par value, authorized 90,000,000; outstanding: 34,755,891 as of December 31 and 35,708,469 as of March 31 (exclusive of 1,291,441 treasury shares)	375	373
Additional paid-in capital	776,000	762,813
Retained earnings	1,280,508	1,245,220
Accumulated other comprehensive loss	(184,782)	(156,506)
Treasury shares, at cost (2,756,419 and 1,595,479 shares, respectively)	(184,796)	(103,965)
Total Bristow Group stockholders’ investment	1,687,305	1,747,935
Noncontrolling interests	6,900	8,651
Total stockholders’ investment	1,694,205	1,756,586
Total liabilities and stockholders’ investment	$3,179,742	$3,398,257
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended December 31,
	2014	2013
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net income	$72,899	$155,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,164	70,332
Deferred income taxes	(7,875)	(3,132)
Write-off of deferred financing fees	660	12,733
Discount amortization on long-term debt	3,212	2,719
Loss on disposal of assets	25,594	803
Gain on sale of unconsolidated affiliates	(3,921)	(103,924)
Impairment of inventories	7,167	2,364
Stock-based compensation	13,651	10,694
Equity in earnings from unconsolidated affiliates less than dividends received	4,196	7,926
Tax benefit related to stock-based compensation	(1,642)	(5,328)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(11,350)	31,786
Inventories	(15,578)	(1,106)
Prepaid expenses and other assets	(13,354)	(4,002)
Accounts payable	19,353	(31,727)
Accrued liabilities	4,547	4,868
Other liabilities and deferred credits	(12,313)	(13,517)
Net cash provided by operating activities	162,410	137,299
Cash flows from investing activities:
Capital expenditures	(499,285)	(526,048)
Proceeds from asset dispositions	404,361	244,867
Proceeds from sale of unconsolidated affiliates	4,185	112,210
Net cash used in investing activities	(90,739)	(168,971)
Cash flows from financing activities:
Proceeds from borrowings	347,860	283,977
Debt issuance costs	—	(15,152)
Repayment of debt	(373,169)	(232,063)
Partial prepayment of put/call obligation	(46)	(42)
Acquisition of noncontrolling interest	(3,170)	(2,078)
Proceeds from assignment of aircraft purchase agreements	—	106,113
Repurchase of common stock	(80,831)	(16,544)
Common stock dividends paid	(33,935)	(27,318)
Issuance of common stock	2,217	14,368
Tax benefit related to stock-based compensation	1,642	5,328
Net cash provided by (used in) financing activities	(139,432)	116,589
Effect of exchange rate changes on cash and cash equivalents	(15,214)	22,690
Net increase (decrease) in cash and cash equivalents	(82,975)	107,607
Cash and cash equivalents at beginning of period	204,341	215,623
Cash and cash equivalents at end of period	$121,366	$323,230
Cash paid during the period for:
Interest	$36,268	$36,574
Income taxes	$28,902	$45,952
Supplemental disclosure of non-cash investing activities:
Deferred sale leaseback advance	$69,680	$12,240
Completion of deferred sale leaseback	$(183,688)	$—
Accrued proceeds on insurance claim	$7,604	$—
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
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company as of December 31, 2014, the consolidated results of operations for the three and nine months ended December 31, 2014 and 2013, and the consolidated cash flows for the nine months ended December 31, 2014 and 2013.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Foreign Currency
During the three and nine months ended December 31, 2014 and 2013, our primary foreign currency exposure was to the British pound sterling, the euro, the Australian dollar, the Norwegian kroner and the Nigerian naira. The value of these currencies has fluctuated relative to the U.S. dollar as indicated in the following table:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
One British pound sterling into U.S. dollars
High	1.62	1.65	1.72	1.65
Average	1.58	1.62	1.64	1.57
Low	1.55	1.59	1.55	1.48
At period-end	1.56	1.65	1.56	1.65
One euro into U.S. dollars
High	1.28	1.38	1.39	1.38
Average	1.25	1.36	1.31	1.33
Low	1.21	1.34	1.21	1.28
At period-end	1.21	1.38	1.21	1.38
One Australian dollar into U.S. dollars
High	0.89	0.97	0.95	1.07
Average	0.85	0.93	0.90	0.95
Low	0.81	0.89	0.81	0.89
At period-end	0.82	0.89	0.82	0.89
One Norwegian kroner into U.S. dollars
High	0.1554	0.1698	0.1698	0.1753
Average	0.1458	0.1652	0.1577	0.1680
Low	0.1336	0.1614	0.1336	0.1601
At period-end	0.1345	0.1634	0.1345	0.1634
One Nigerian naira into U.S. dollars
High	0.0062	0.0064	0.0063	0.0065
Average	0.0059	0.0063	0.0061	0.0063
Low	0.0054	0.0062	0.0054	0.0061
At period-end	0.0055	0.0063	0.0055	0.0063
______
Source: Bank of England and Oanda.com
Other income (expense), net, in our condensed consolidated statements of income includes foreign currency transaction losses of $4.6 million and $0.5 million for the three months ended December 31, 2014 and 2013, respectively, and $6.7 million and $1.5 million for the nine months ended December 31, 2014 and 2013, respectively. The losses for the three and nine months ended December 31, 2014 were primarily driven by the changes in exchange rates discussed above as the recent strengthening of the U.S. dollar has increased the local cost of our services that are denominated in U.S. dollars.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Our earnings from unconsolidated affiliates, net of losses, are also affected by the impact of changes in foreign currency exchange rates on the reported results of our unconsolidated affiliates. During the three months ended December 31, 2014 and 2013, earnings from unconsolidated affiliates, net of losses, were decreased by $7.7 million and $2.4 million, respectively, and during the nine months ended December 31, 2014 and 2013, earnings from unconsolidated affiliates, net of losses, were decreased by $16.1 million and $4.8 million, respectively, as a result of the impact of changes in foreign currency exchange rates on the earnings of our unconsolidated affiliates, primarily the impact of changes in the Brazilian real to U.S. dollar exchange rate on earnings for our affiliate in Brazil. The value of the Brazilian real has fluctuated relative to the U.S. dollar as indicated in the following table:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
One Brazilian real into U.S. dollars
High	0.4204	0.4631	0.4572	0.5123
Average	0.3944	0.4406	0.4284	0.4547
Low	0.3673	0.4197	0.3673	0.4093
At period-end	0.3731	0.4258	0.3731	0.4258
______
Source: Oanda.com
We estimate that the fluctuation of currencies versus the same period in the prior fiscal year had the following effect on our financial condition and results of operations (in thousands):

	Three Months Ended December 31, 2014	Nine Months Ended December 31, 2014
Revenue	$(15,518)	$4,337
Operating expense	12,496	387
Earnings from unconsolidated affiliates, net of losses	(5,316)	(11,214)
Non-operating expense	(4,032)	(5,153)
Loss before benefit for income taxes	(12,370)	(11,643)
Benefit for income taxes	2,598	2,445
Net loss	(9,772)	(9,198)
Cumulative translation adjustment	(17,794)	(28,276)
Total stockholders’ investment	$(27,566)	$(37,474)
Revenue Recognition
In general, we recognize revenue when it is both realized or realizable and earned. We consider revenue to be realized or realizable and earned when the following conditions exist: there is persuasive evidence of an arrangement, generally a client contract exists; the services or products have been performed or delivered to the client; the sales price is fixed or determinable; and collection is probable. More specifically, revenue from helicopter services is recognized based on contractual rates as the related services are performed. The charges under these contracts are generally based on a two-tier rate structure consisting of a daily or monthly fixed fee plus additional fees for each hour flown. These contracts are for varying periods and generally permit the client to cancel the contract before the end of the term. We also provide services to clients on an “ad hoc” basis, which usually entails a shorter contract notice period and duration. The charges for ad hoc services are based on an hourly rate or a daily or monthly fixed fee plus additional fees for each hour flown. In order to offset potential increases in operating costs, our long-term contracts may provide for periodic increases in the contractual rates charged for our services. We recognize the impact of these rate increases when the criteria outlined above have been met. This generally includes written recognition from our clients that they are in agreement with the amount of the rate escalation. Cost reimbursements from clients are recorded as reimbursable revenue with the related reimbursed costs recorded as reimbursable expense on our condensed consolidated statements of income.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Eastern Airways International Limited (“Eastern Airways”) primarily earns revenue through charter and scheduled airline services and provision of airport services. Both chartered and scheduled revenue is recognized net of passenger taxes and discounts. Revenue is recognized at the earlier of the period in which the service is provided or the period in which the right to travel expires, which is determined by the terms and conditions of the ticket. Ticket sales are recorded within deferred revenue until recognized as revenue in accordance with the above policy. Airport services revenue is recognized when earned.
Interest Expense, Net
During the three and nine months ended December 31, 2014 and 2013, interest expense, net consisted of the following (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Interest income	$118	$407	$740	$1,288
Interest expense	(7,094)	(7,253)	(22,415)	(36,701)
Interest expense, net	$(6,976)	$(6,846)	$(21,675)	$(35,413)
Interest expense for the three and nine months ended December 31, 2014, respectively, includes the write-off of deferred financing fees of $0.2 million and $0.7 million related to the repurchase of $17.2 million and $48.5 million principal amount of our 6 ¼% Senior Notes due 2022 (the “6 ¼% Senior Notes”). For further details on the repurchase of the 6 ¼% Senior Notes, see Note 3. Interest expense for the nine months ended December 31, 2013 includes the write-off of $12.7 million of deferred financing fees related to a potential financing that was cancelled in a prior period.
Gain on Sale of Unconsolidated Affiliates
On November 21, 2014, we sold our 50% interest in the Helideck Certification Agency (“HCA”) for £2.7 million, or approximately $4.2 million. We recorded a pre-tax gain on the sale of an unconsolidated affiliate of $3.9 million during the three and nine months ended December 31, 2014 on our condensed consolidated statements of income.
On July 14, 2013, we sold our 50% interest in each of FBS Limited, FB Heliservices Limited and FB Leasing Limited, collectively referred to as the FB Entities, for £74 million, or approximately $112.2 million. We recorded a pre-tax gain on the sale of an unconsolidated affiliate of $103.9 million during the nine months ended December 31, 2013 on our condensed consolidated statements of income.
Other Income (Expense), Net
In addition to foreign currency transaction gains (losses) discussed above, other income (expense), net includes expense of $0.7 million and $2.6 million related to premiums paid for the repurchase of a portion of the 6 ¼% Senior Notes during the three and nine months ended December 31, 2014, respectively. Other income (expense), net for the three and nine months ended December 31, 2013 also includes $1.1 million of income for the sale of intellectual property.
Accounts Receivable
As of December 31 and March 31, 2014, the allowance for doubtful accounts for non-affiliates was $0.6 million and $5.0 million, respectively. The allowance as of March 31, 2014 primarily related to amounts due from ATP Oil and Gas Corporation, a client in the U.S. Gulf of Mexico, as a result of its filing for bankruptcy. During the nine months ended December 31, 2014, the allowance recorded for ATP was reversed as we settled outstanding matters related to ongoing bankruptcy proceedings, which resulted in a $4.4 million reduction in bad debt expense, included within direct cost on our condensed consolidated statements of income. The remaining amount of $0.5 million related to ATP was written off as no further settlement is expected. As of December 31 and March 31, 2014, there were no allowances for doubtful accounts related to accounts receivable due from affiliates.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Inventories
As of December 31 and March 31, 2014, inventories were net of allowances of $49.7 million and $46.0 million, respectively. During the three and nine months ended December 31, 2014, we increased our inventory allowance by $3.8 million and $7.2 million, respectively, primarily related to excess inventory identified for older large aircraft models that we have removed or plan to remove from our operational fleet over the next fiscal year. During the nine months ended December 31, 2013, we increased our inventory allowance by $2.4 million as a result of our review of excess inventory on aircraft model types we ceased ownership of or classified all or a significant portion of as held for sale. A majority of this allowance recorded related to small aircraft types operating primarily in our North America business unit as a result of a move toward operating a fleet of mostly large and medium aircraft in this market.
Prepaid Expenses and Other Current Assets
As of December 31 and March 31, 2014, prepaid expenses and other current assets included the short-term portion of contract acquisition and pre-operating costs totaling $2.9 million and $5.5 million, respectively, related to the search and rescue (“SAR”) contracts in the U.K. and a client contract in Norway, which are recoverable under the contracts and will be expensed over the terms of the contracts. For the three and nine months ended December 31, 2014, we have expensed $0.5 million and $1.9 million, respectively, due to the start-up of some of these contracts.
Other Assets
As of December 31 and March 31, 2014, other assets included the long-term portion of contract acquisition and pre-operating costs totaling $36.3 million and $15.2 million, respectively, related to the SAR contracts in the U.K. and a client contract in Norway, which are recoverable under the contract and will be expensed over the terms of the contracts.
Property and Equipment and Assets Held for Sale

During the three and nine months ended December 31, 2014 and 2013, we made capital expenditures as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Number of aircraft delivered:
Medium	2	3	5	8
Large	4	4	12	9
Total aircraft	6	7	17	17
Capital expenditures (in thousands):
Aircraft and related equipment (1)	$165,269	$171,874	$402,753	$484,754
Other	31,897	14,615	96,532	41,294
Total capital expenditures	$197,166	$186,489	$499,285	$526,048
_____________

(1)
During the three months ended December 31, 2014 and 2013, we spent $159.2 million and $160.4 million, respectively, and during the nine months ended December 31, 2014 and 2013, we spent $383.4 million and $460.9 million, respectively, on construction in progress, which primarily represents progress payments on aircraft to be delivered in future periods.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table presents details on the aircraft sold or disposed of and impairments on assets held for sale during the three and nine months ended December 31, 2014 and 2013:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
	(In thousands, except for number of aircraft)

Number of aircraft sold or disposed of (1)	3	17	26	32
Proceeds from sale or disposal of assets (1)	$6,717	$89,264	$404,361	$244,867
Gain (loss) from sale or disposal of assets	$(717)	$5,216	$3,157	$2,611

Number of aircraft impaired	12	3	18	6
Impairment charges on aircraft held for sale	$(25,614)	$(1,234)	$(28,751)	$(3,414)
_____________

(1)
During the nine months ended December 31, 2014, 14 of these aircraft were leased back, and we received $380.7 million in proceeds for the aircraft. During the three and nine months ended December 31, 2013, 6 and 13 of these aircraft were leased back, respectively, and we received $72.3 million and $217.9 million, respectively, in proceeds for these aircraft. We did not enter into any sale leaseback transactions during the three months ended December 31, 2014.

During the three and nine months ended December 31, 2014, as a result of negotiations associated with the sale or disposal of certain older large aircraft, we recorded impairment charges totaling $24.5 million in gain (loss) from sale or disposal of assets relating to ten large aircraft included in assets held for sale as of December 31, 2014. Additionally, management has decided to remove the remaining seven of the same type of older large aircraft from our fleet sooner than planned, which will result in the adjustment to the salvage values and additional depreciation expense of approximately $17 million, which we expect to record over the quarters ending March 31 and June 30, 2015.
Effective April 1, 2014, we changed the useful lives of certain non-aircraft assets. These changes impact our depreciation on the assets and were driven by our annual review of useful lives. During the nine months ended December 31, 2014, we recorded a reduction of approximately $2.7 million in depreciation expense as a result of this change in useful lives.
During the three months ended December 31, 2014, we determined that since fiscal year 2010 we had been improperly capitalizing profit on intercompany technical services billings related to aircraft modifications. To correct this error, we reduced property and equipment, net of accumulated depreciation, by $4.4 million and increased deferred gains on aircraft sold and leased back included within other long-term liabilities by $0.9 million as of December 31, 2014. The offsetting impact on our condensed consolidated statements of income for the three months ended December 31, 2014 was a reduction in revenue of $3.5 million, an increase in direct cost of $2.0 million and a reduction in depreciation and amortization of $0.2 million. The impact on our condensed consolidated statements of income for the nine months ended December 31, 2014 was an increase in direct cost of $4.1 million. The error is not material to our condensed consolidated financial statements for the nine months ended December 31, 2014 or our previously reported condensed consolidated financial statements for any period.
Deferred Sale Leaseback Advance
As of December 31 and March 31, 2014, respectively, we had a total deferred sale leaseback advance of $55.7 million and $166.3 million, of which the current portion is included in deferred sale leaseback advance ($55.7 million and $136.9 million) and the long-term portion is included in other liabilities and deferred credits (zero and $29.4 million) on our condensed consolidated balance sheets. During fiscal year 2014, we received payment of approximately $106.1 million for progress payments we had made on seven aircraft under construction, and we assigned any future payments due on these construction agreements to the purchaser. As we have the obligation and intent to lease the aircraft back from the purchaser upon completion, we recorded a liability equal to the cash received and additional payments made by the purchaser thus far totaling $129.8 million, with a corresponding increase to construction in progress. During the nine months ended December 31, 2014, we took delivery and entered into leases for five of these aircraft and removed a total of $183.7 million and $182.6 million, respectively, from construction in progress and deferred sale leaseback advance, current from our condensed consolidated balance sheet. We will continue to increase both construction in progress and deferred sale leaseback advance, current or long-term, until we lease the remaining two aircraft, at which time the construction in progress and the liabilities will also be removed from our condensed consolidated balance sheet for those aircraft.

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
As of December 31, 2014, we had interests in four VIEs of which we were the primary beneficiary, which are described below, and had no interests in VIEs of which we were not the primary beneficiary. See Note 3 to the fiscal year 2014 Financial Statements for a description of other investments in significant affiliates.
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
In addition to our ownership of 49% of Bristow Aviation’s outstanding ordinary shares, in May 2004, we acquired eight million shares of deferred stock, essentially a subordinated class of stock with no voting rights, from Bristow Aviation for £1 per share ($14.4 million in total). We also have £91.0 million ($141.9 million) principal amount of subordinated unsecured loan stock (debt) of Bristow Aviation bearing interest at an annual rate of 13.5% and payable semi-annually. Payment of interest on such debt has been deferred since its incurrence in 1996. Deferred interest accrues at an annual rate of 13.5% and aggregated $1.4 billion as of December 31, 2014.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Furthermore, the call option provides a mechanism whereby the economic risk for the other investors is limited should the financial condition of Bristow Aviation deteriorate. The call option price is the nominal value of the ordinary shares held by the noncontrolling shareholders (£1.0 million as of December 31, 2014) plus an annual guaranteed rate of return less any prepayments of such call option price and any dividends paid on the shares concerned. We can elect to pre-pay the guaranteed return element of the call option price wholly or in part without exercising the call option. No dividends have been paid by Bristow Aviation. We have accrued the annual return due to the other shareholders at a rate of sterling LIBOR plus 3% (prior to May 2004, the rate was fixed at 12%) by recognizing noncontrolling interest expense on our condensed consolidated statements of income, with a corresponding increase in noncontrolling interests on our condensed consolidated balance sheets. Prepayments of the guaranteed return element of the call option are reflected as a reduction in noncontrolling interests on our condensed consolidated balance sheets. The other investors have an option to put their shares in Bristow Aviation to us. The put option price is calculated in the same way as the call option price except that the guaranteed rate for the period to April 2004 was 10% per annum. If the put option is exercised, any pre-payments of the call option price are set off against the put option price.
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

	December 31, 2014	March 31, 2014
Assets
Cash and cash equivalents	$105,290	$173,490
Accounts receivable	447,351	311,641
Inventories	93,352	94,288
Prepaid expenses and other current assets	51,988	45,791
Total current assets	697,981	625,210
Investment in unconsolidated affiliates	344	1,414
Property and equipment, net	223,889	217,969
Goodwill	38,492	41,218
Other assets	61,705	45,477
Total assets	$1,022,411	$931,288
Liabilities
Accounts payable	$330,967	$182,892
Accrued liabilities	129,757	113,820
Accrued interest	1,436,382	1,291,581
Deferred taxes	3,657	3,588
Current maturities of long-term debt	6,326	9,664
Total current liabilities	1,907,089	1,601,545
Long-term debt, less current maturities	157,407	172,391
Accrued pension liabilities	62,110	86,824
Other liabilities and deferred credits	7,080	2,252
Deferred taxes	1,156	13,062
Temporary equity	23,660	22,283
Total liabilities	$2,158,502	$1,898,357

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Revenue	$371,974	$328,231	$1,147,406	$970,038
Operating income (loss)	(13,633)	12,782	10,085	40,449
Net income (loss) (1)	(58,582)	(37,179)	(143,930)	11,707
_____________

(1)	During the nine months ended December 31, 2013, we sold our 50% interest in the FB Entities and recorded a pre-tax gain of $103.9 million.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Bristow Helicopters Nigeria Ltd. — Bristow Helicopters Nigeria Ltd. (“BHNL”) is a joint venture in Nigeria in which Bristow Helicopters owned a 40% interest, unrelated local Nigerian partners together owned a 10% interest, a Nigerian company owned 100% by Nigerian employees owned a 48% interest and an employee trust fund owned the remaining 2% interest as of December 31, 2014. BHNL provides helicopter services to clients in Nigeria.
In order to be able to bid competitively for our services in the Nigerian market, we were required to identify local citizens to participate in the ownership of entities domiciled in the region. However, these owners do not have extensive knowledge of the aviation industry and have historically deferred to our expertise in the overall management and day-to-day operation of BHNL (including the establishment of operating and capital budgets and strategic decisions regarding the potential expansion of BHNL’s operations). We have also historically provided subordinated financial support to BHNL and will need to continue to do so unless and until BHNL acquires sufficient equity to permit itself to finance its activities without that additional support from us. As we have the power to direct the most significant activities affecting the economic performance and ongoing success of BHNL and hold a variable interest in the entity in the form of our equity investment and working capital infusions, we consolidate BHNL as the primary beneficiary. The employee-owned Nigerian entity referenced above purchased a 19% interest in BHNL in December 2013 with proceeds from a loan received from BGI Aviation Technical Services Nigeria Limited (“BATS”). In July 2014, the employee-owned Nigerian entity purchased an additional 29% interest with proceeds from a loan received from Bristow Helicopters (International) Limited (“BHIL”). Both BATS and BHIL are wholly-owned subsidiaries of Bristow Aviation. The employee-owned Nigerian entity is also a VIE that we consolidate as the primary beneficiary; we eliminate the loans discussed above in consolidation.
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
Other Significant Affiliates - Unconsolidated
HCA — As of March 31, 2014, we owned a 50% interest in HCA, a U.K. company that provides inspection and certification services for offshore helidecks. HCA was accounted for under the equity method. On November 21, 2014, we sold our 50% interest in HCA for £2.7 million, or approximately $4.2 million. We recorded a pre-tax gain on sale of unconsolidated affiliate of $3.9 million during the three and nine months ended December 31, 2014 on our condensed consolidated statements of income.
Líder — Effective May 28, 2014, our ownership interest in Líder in Brazil was reduced from 42.5% to 41.9% as a result of Líder's issuance of additional shares to improve tax and cost-saving efficiencies. This transaction resulted in no material impact to our condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 3 — DEBT
Debt as of December 31 and March 31, 2014 consisted of the following (in thousands):

	December 31, 2014	March 31, 2014
6¼% Senior Notes due 2022	$401,535	$450,000
Term Loan	223,288	226,604
3% Convertible Senior Notes due 2038, including $2.0 million and $5.1 million of unamortized discount, respectively	113,025	109,904
Revolving Credit Facility	58,500	24,000
Eastern Airways debt	21,840	29,911
Other	—	883
Total debt	818,188	841,302
Less short-term borrowings and current maturities of long-term debt	(14,277)	(14,207)
Total long-term debt	$803,911	$827,095
6 ¼% Senior Notes due 2022 — During the three and nine months ended December 31, 2014, we repurchased $17.2 million and $48.5 million principal amount of the 6 ¼% Senior Notes in the open market at 103.75% to 104.25% and at 103.75% to 107.75%, plus accrued interest, for a total of $18.3 million and $52.0 million, respectively. In connection with these repurchases, during the three and nine months ended December 31, 2014, we incurred $0.7 million and $2.6 million in premium and fees which is included in other income (expense), net on our condensed consolidated statements of income, and wrote-off $0.2 million and $0.7 million of unamortized deferred financing fees, which is included in interest expense, net on our condensed consolidated statements of income, respectively.
3% Convertible Senior Notes due 2038 —The balances of the debt and equity components of the 3% Convertible Senior Notes due 2038 (the “3% Convertible Senior Notes”) as of December 31 and March 31, 2014 are as follows (in thousands):

	December 31, 2014	March 31, 2014
Equity component – net carrying value	$14,905	$14,905
Debt component:
Face amount due at maturity	$115,000	$115,000
Unamortized discount	(1,975)	(5,096)
Debt component – net carrying value	$113,025	$109,904
The remaining debt discount is being amortized into interest expense over the period to the earliest put date of June 2015 for the 3% Convertible Senior Notes using the effective interest rate. The effective interest rate for the three and nine months ended December 31, 2014 and 2013 was 6.9%. Interest expense related to our 3% Convertible Senior Notes for the three and nine months ended December 31, 2014 and 2013 was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Contractual coupon interest	$862	$862	$2,588	$2,588
Amortization of debt discount	1,054	985	3,121	2,695
Total interest expense	$1,916	$1,847	$5,709	$5,283
Term Loan and Revolving Credit Facility — During the nine months ended December 31, 2014, we had borrowings of $346.5 million and made payments of $312.0 million under the Revolving Credit Facility. Additionally, we paid $3.4 million to reduce our borrowings under the Term Loan. As of December 31, 2014, we had $0.5 million in letters of credit outstanding under the Revolving Credit Facility.

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
The following table summarizes the assets as of December 31, 2014, valued at fair value on a non-recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2014	Total Loss for the Three Months Ended December 31, 2014	Total Loss for the Nine Months Ended December 31, 2014
Inventories	$—	$4,588	$—	$4,588	$(3,805)	$(7,167)
Assets held for sale	—	15,313	—	15,313	(25,614)	(28,751)
Total assets	$—	$19,901	$—	$19,901	$(29,419)	$(35,918)
The following table summarizes the assets as of December 31, 2013, valued at fair value on a non-recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2013	Total Loss for the Three Months Ended December 31, 2013	Total Loss for the Nine Months Ended December 31, 2013
Inventories	$—	$13,424	$—	$13,424	$—	$(2,364)
Assets held for sale	—	6,733	—	6,733	(1,234)	(3,414)
Total assets	$—	$20,157	$—	$20,157	$(1,234)	$(5,778)
The fair value of inventories using Level 2 inputs is determined by evaluating the current economic conditions for sale and disposal of spare parts, which includes estimates as to the recoverability of the carrying value of the parts based on historical experience with sales and disposal of similar spare parts, the expected timeframe of sales or disposals, the location of the spare parts to be sold and the condition of the spare parts to be sold or otherwise disposed of. The fair value of assets held for sale using Level 2 inputs is determined through evaluation of expected sales proceeds for aircraft. This analysis includes estimates based on historical experience with sales, recent transactions involving similar assets, quoted market prices for similar assets and condition and location of aircraft to be sold or otherwise disposed of. The loss for the three and nine months ended December 31, 2014 related to 12 and 18 aircraft held for sale, respectively, and the loss for the three and nine months ended December 31, 2013 related to three and six aircraft held for sale, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Recurring Fair Value Measurements
The following table summarizes the financial instruments we had as of December 31, 2014, valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2014	Balance Sheet Classification
Rabbi Trust investments	$5,546	$—	$—	$5,546	Other assets
Total assets	$5,546	$—	$—	$5,546

Contingent consideration: (1)
Current	$—	$—	$7,845	$7,845	Other accrued liabilities
Long-term	—	—	24,250	24,250	Other liabilities and deferred credits
Total liabilities	$—	$—	$32,095	$32,095
______________

(1)	Relates to our investment in Cougar Helicopters Inc. (“Cougar”). For further details on the Cougar investment, see Note 3 to the fiscal year 2014 Financial Statements.
The following table summarizes the financial instruments we had as of March 31, 2014, valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2014	Balance Sheet Classification
Rabbi Trust investments	$6,599	$—	$—	$6,599	Other assets
Total assets	$6,599	$—	$—	$6,599

Contingent consideration: (1)
Current	$—	$—	$7,652	$7,652	Other accrued liabilities
Long-term	—	—	23,670	23,670	Other liabilities and deferred credits
Total liabilities	$—	$—	$31,322	$31,322
______________

(1)	Relates to our investment in Cougar. For further details on the Cougar investment, see Note 3 to the fiscal year 2014 Financial Statements.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table provides a rollforward of the contingent consideration liability Level 3 fair value measurements during the nine months ended December 31, 2014 (in thousands):

Significant Unobservable Inputs (Level 3)
Balance as of March 31, 2014	$31,322
Change in fair value of contingent consideration	773
Balance as of December 31, 2014	$32,095
We assess the estimated fair value of the contractual obligation to pay the contingent consideration on a quarterly basis and any changes in estimated fair value are recorded as accretion expense included in depreciation and amortization on our condensed consolidated statements of income. Fluctuations in the fair value of contingent consideration are impacted by two unobservable inputs, management's estimate of the probability of Cougar achieving certain agreed performance targets and the estimated discount rate. As of December 31 and March 31, 2014, the discount rate approximated 4%.
Fair Value of Financial Instruments
The fair value of our financial instruments has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on quoted market prices. The carrying and fair value of our long-term debt, including the current portion, are as follows (in thousands):

	December 31, 2014		March 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
6¼% Senior Notes	$401,535	$399,527	$450,000	$477,000
Term Loan	223,288	223,288	226,604	226,604
3% Convertible Senior Notes	113,025	119,600	109,904	142,382
Revolving Credit Facility	58,500	58,500	24,000	24,000
Eastern Airways debt	21,840	21,840	29,911	29,911
Other	—	—	883	883
	$818,188	$822,755	$841,302	$900,780
Other
The fair values of our cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of these items.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 5 — COMMITMENTS AND CONTINGENCIES
Aircraft Purchase Contracts — As shown in the table below, we expect to make additional capital expenditures over the next five fiscal years to purchase additional aircraft. As of December 31, 2014, we had 37 aircraft on order and options to acquire an additional 39 aircraft. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order will provide incremental fleet capacity in terms of revenue and operating income. As discussed in the fiscal year 2014 Financial Statements, we were awarded a contract to provide civilian SAR services for all of the U.K. The SAR configured aircraft on order in the table below are intended to service this contract and other SAR contracts.

	Three Months Ending March 31, 2015	Fiscal Year Ending March 31,
		2016	2017	2018	2019 and thereafter	Total
Commitments as of December 31, 2014: (1)(2)
Number of aircraft:
Medium	3	7	—	—	—	10
Large (3)	—	10	5	1	—	16
SAR configured	5	6	—	—	—	11
	8	23	5	1	—	37
Related expenditures (in thousands)(2)(4)
Medium and large	$62,809	$288,181	$68,121	$11,689	$—	$430,800
SAR configured	60,423	100,147	—	—	—	160,570
	$123,232	$388,328	$68,121	$11,689	$—	$591,370
Options as of December 31, 2014:
Number of aircraft:
Medium	—	—	7	7	—	14
Large (3)	—	—	11	10	4	25
	—	—	18	17	4	39

Related expenditures (in thousands)(3)	$7,647	$107,238	$371,133	$243,293	$47,322	$776,633
 ______

(1)	Signed client contracts are currently in place that will utilize 16 of these aircraft.

(2)	Excludes commitments related to sales leaseback advance. See Note 1 for further details.

(3)
Five large aircraft on order and seven large aircraft under options expected to enter service between fiscal years 2017 and 2019 are subject to the successful development and certification of the aircraft.

(4)	Includes progress payments on aircraft scheduled to be delivered in future periods.
The following chart presents an analysis of our aircraft orders and options during fiscal year 2015:

	Three Months Ended
	December 31, 2014		September 30, 2014		June 30, 2014
	Orders	Options	Orders	Options	Orders	Options
Beginning of period	35	48	37	51	43	55
Aircraft delivered	(3)	—	(2)	—	(9)	—
Aircraft ordered	3	—	—	—	—	—
Exercised options	2	(2)	—	—	3	(3)
Expired options	—	(7)	—	(3)	—	(1)
End of period	37	39	35	48	37	51
We periodically purchase aircraft for which we have no orders.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Operating Leases — We have non-cancelable operating leases in connection with the lease of certain equipment, land and facilities, including leases for aircraft. Rental expense incurred under all operating leases was $46.3 million and $28.3 million for the three months ended December 31, 2014 and 2013, respectively, and $114.8 million and $74.6 million for the nine months ended December 31, 2014 and 2013, respectively. Rental expense incurred under operating leases for aircraft was $40.1 million and $22.3 million for the three months ended December 31, 2014 and 2013, respectively, and $95.0 million and $58.4 million for the nine months ended December 31, 2014 and 2013, respectively.
During the nine months ended December 31, 2014, we sold 14 aircraft for $380.7 million and entered into 14 separate agreements to lease back these aircraft. We did not enter into any sale leaseback transactions during the three months ended December 31, 2014.
The aircraft leases range from base terms of up to 180 months with renewal options of up to 240 months in some cases, include purchase options upon expiration and some include early purchase options. The leases contain terms customary in transactions of this type, including provisions that allow the lessor to repossess the aircraft and require us to pay a stipulated amount if we default on our obligations under the agreements. The following is a summary of the terms related to aircraft leased under operating leases with original or remaining terms in excess of one year as of December 31, 2014:

End of Lease Term	Number of Aircraft	Monthly Lease Payments (in thousands)
Three months ending March 31, 2015 to fiscal year 2016	7	$706
Fiscal year 2017 to fiscal year 2019	28	4,588
Fiscal year 2020 to fiscal year 2024	46	6,850
	81	$12,144

Employee Agreements — Approximately 51% of our employees are represented by collective bargaining agreements and/or unions. These agreements generally include annual escalations of up to 8%. Periodically, certain groups of our employees who are not covered by a collective bargaining agreement consider entering into such an agreement.
During the nine months ended December 31, 2014 and 2013, we recognized $0.9 million and $1.7 million, respectively, in severance expense included in direct costs and general administrative expense in our North America business unit, primarily as a result of our planned closure of our Alaska operations. Additionally, we have employee agreements with members of senior management. For further details on the retirement of our former President and Chief Executive Officer, see Note 7.
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
Other Purchase Obligations — As of December 31, 2014, we had $318.6 million of other purchase obligations representing unfilled purchase orders for aircraft parts, commitments associated with upgrading facilities at our bases and non-cancelable power-by-the-hour maintenance commitments.

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
We believe CAP 1145 may make our industry safer. We are cooperating with the CAA, HeliOffshore and our clients in the North Sea to evaluate and deploy technologies that meet these new safety standards. We remain committed to ensuring that any impact to our operations is managed through our existing safety policies and programs and does not result in an elevated safety risk in the near term. The requirements could present North Sea operators, including us, with significant operational challenges, and it remains to be seen which of the new requirements, if any, will be adopted by regulatory authorities in other parts of the world in which we operate.
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
A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes that there is no clear requirement to pay amounts at this time and that positions exist suggesting that no further amounts are currently due, it is reasonably possible that a loss could occur, for which we have estimated a maximum loss at December 31, 2014 to be approximately $5 million to $8 million.
We are a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 6 — TAXES
Our effective income tax rates were 88.9% and 13.4% for the three months ended December 31, 2014 and 2013, respectively and 20.1% and 24.9% for the nine months ended December 31, 2014 and 2013, respectively. Our effective income tax rates for the three and nine months ended December 31, 2013 reflects a $6.2 million benefit due to the revaluation of a Líder tax amnesty payment. Additionally, our effective income tax rate for the nine months ended December 31, 2013 reflect $36.3 million of tax expense for the sale of the FB Entities, partially offset by a $2.1 million benefit due to the revaluation of our deferred taxes as a result of the enactment of a tax rate reduction in the U.K. Excluding these items, our effective tax rates were 23.1% and 19.6% for the three and nine months ended December 31, 2013, respectively. For further details on the sale of the FB Entities, see Note 3 to the fiscal year 2014 Financial Statements.
Our effective tax rate was also impacted by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits. As of December 31, 2014, there were $0.5 million of unrecognized tax benefits, all of which would have an impact on our effective tax rate, if recognized. The uncertain tax benefits relate to pre-acquisition tax matters for the February 2014 acquisition of a 60% interest in Eastern Airways and are the subject of an indemnity, for which a corresponding indemnity asset has been established in the amount of $0.1 million.
Note 7 — EMPLOYEE BENEFIT PLANS
Pension Plans
The following table provides a detail of the components of net periodic pension cost (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Service cost for benefits earned during the period	$1,897	$2,162	$6,230	$6,283
Interest cost on pension benefit obligation	5,852	6,892	19,218	20,032
Expected return on assets	(6,945)	(7,486)	(22,806)	(21,759)
Amortization of unrecognized losses	1,493	1,978	4,902	5,752
Net periodic pension cost	$2,297	$3,546	$7,544	$10,308
We pre-funded our contributions of £12.5 million ($20.8 million) to our U.K. Staff pension plan for fiscal year 2015 in the last quarter of fiscal year 2014. The current estimates of our cash contributions to our U.K. pension plans and Norwegian pension plan for fiscal year 2015 are $21.2 million and $12.0 million, respectively, of which $15.1 million and $9.0 million, respectively, were paid during the nine months ended December 31, 2014.
Incentive Compensation
Stock–based awards are currently made under the Bristow Group Inc. 2007 Long-Term Incentive Plan (the “2007 Plan”). A maximum of 5,400,000 shares of common stock, par value $.01 per share (“Common Stock”), are reserved. Awards granted under the 2007 Plan may be in the form of stock options, stock appreciation rights, shares of restricted stock, other stock-based awards (payable in cash or Common Stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants. As of December 31, 2014, 2,355,553 shares remained available for grant under the 2007 Plan.
We have a number of other incentive and stock option plans which are described in Note 10 to our fiscal year 2014 Financial Statements.
Total stock-based compensation expense, which includes stock options and restricted stock, totaled $5.3 million and $4.0 million for the three months ended December 31, 2014 and 2013, respectively, and $13.7 million and $10.7 million for the nine months ended December 31, 2014 and 2013, respectively. Stock-based compensation expense has been allocated to our various business units.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

During the nine months ended December 31, 2014, we awarded 172,808 shares of restricted stock at an average grant date fair value of $74.18 per share. Also during the nine months ended December 31, 2014, 472,744 stock options were granted. The following table shows the assumptions used to compute the stock-based compensation expense for stock options granted during the nine months ended December 31, 2014:

Risk free interest rate	1.67%
Expected life (years)	5
Volatility	34.2%
Dividend yield	1.92%
Weighted average exercise price of options granted	$74.44 per option
Weighted average grant-date fair value of options granted	$17.17 per option
Performance cash awards vest and pay out in cash three years after the date of grant at varying levels depending on our performance in Total Shareholder Return against a peer group of companies. These awards were designed to tie a significant portion of total compensation to performance. One of the effects of this type of compensation is that it requires liability accounting which can result in volatility in earnings. The liability recorded for these awards as of December 31 and March 31, 2014 was $17.8 million and $16.7 million, respectively, and represents an accrual based on the fair value of the awards on those dates. The increase in the liability during the nine months ended December 31, 2014 resulted from the value of the new awards granted in June 2014 and increase in the value of awards granted June 2013 and May 2012, partially offset by from the payout in June 2014 of the awards granted in June 2011. Any changes in fair value of the awards in future quarters will increase or decrease the liability and impact results in those periods. The effect, either positive or negative, on future period earnings can vary based on factors including changes in our stock price or the stock prices of the peer group companies, as well as changes in other market and company-specific assumptions that are factored into the calculation of fair value of the performance cash awards.
Compensation expense related to the performance cash awards recorded during the three months ended December 31, 2014 and 2013 was $4.3 million and $2.4 million, respectively, and during the nine months ended December 31, 2014 and 2013 was $11.3 million and $6.1 million, respectively.
Retirement of President and Chief Executive Officer
On February 3, 2014, the Company announced that William E. Chiles would resign as President and Chief Executive Officer of the Company effective upon the conclusion of the 2014 annual meeting of the stockholders of the Company that was held on July 31, 2014. On June 9, 2014, Jonathan E. Baliff began serving as President and on July 31, 2014 he assumed the additional role of Chief Executive Officer of the Company. Mr. Baliff also became a member of the Board of Directors of the Company effective July 31, 2014. Mr. Chiles remains an employee of the Company and provides consulting services to the Company.
Mr. Chiles and the Company entered into a Retirement and Consulting Agreement, dated January 30, 2014 (the “Agreement”), to specify the terms of his continued employment with the Company. We recorded additional compensation expense, included in general and administrative expense, of $5.5 million during the nine months ended December 31, 2014, respectively, related to the Agreement. For further details, see Note 10 to our fiscal year 2014 Financial Statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 8 — DIVIDENDS, SHARE REPURCHASES, EARNINGS PER SHARE AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Dividends
On February 5, 2015, our board of directors approved a dividend of $0.32 per share of Common Stock, payable on March 16, 2015 to shareholders of record on February 27, 2015. See discussion of our dividends in Note 11 to our fiscal year 2014 Financial Statements. The declaration of future dividends is at the discretion of our board of directors and subject to our results of operations, financial condition, cash requirements and other factors and restrictions under applicable law and our debt instruments.
Share Repurchases
On November 6, 2014, our board of directors extended the date to repurchase shares of our Common Stock through November 5, 2015 and increased the remaining authorized repurchase amount to a total of $150 million. During the three and nine months ended December 31, 2014, respectively, we spent $37.4 million and $80.8 million to repurchase 565,622 and 1,160,940 shares of our Common Stock. As of January 30, 2015, we had $125.0 million of repurchase authority remaining from the $150.0 million that was authorized for share repurchases between November 5, 2014 and November 5, 2015. For additional information on our repurchases of Common Stock, see “Share Repurchases” in Note 11 to the fiscal year 2014 Financial Statements. The timing and method of any repurchases under the program will depend on a variety of factors, is subject to our results of operations, financial condition, cash requirements, and other factors and restrictions under applicable law and our debt instruments, and may be suspended or discontinued at any time.
Earnings per Share
Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per common share excludes options to purchase shares and restricted stock awards, which were outstanding during the period but were anti-dilutive, as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Options:
Outstanding	483,237	576,178	654,630	530,965
Weighted average exercise price	$73.88	$53.33	$68.78	$51.78
Restricted stock awards:
Outstanding	—	—	—	274
Weighted average price	$—	$—	$—	$64.20

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Net income (loss) available to common stockholders (in thousands):
Income (loss) available to common stockholders – basic	$(968)	$18,927	$69,223	$156,419
Interest expense on assumed conversion of 3% Convertible Senior Notes, net of tax (1)	—	—	—	—
Income (loss) available to common stockholders – diluted	$(968)	$18,927	$69,223	$156,419
Shares:
Weighted average number of common shares outstanding – basic	35,039,875	36,477,191	35,332,925	36,175,207
Assumed conversion of 3% Convertible Senior Notes outstanding during the period (1)	—	—	—	—
Net effect of dilutive stock options and restricted stock awards based on the treasury stock method	248,727	292,603	324,194	398,750
Weighted average number of common shares outstanding – diluted	35,288,602	36,769,794	35,657,119	36,573,957

Basic earnings (loss) per common share	$(0.03)	$0.52	$1.96	$4.32
Diluted earnings (loss) per common share	$(0.03)	$0.51	$1.94	$4.28
_____________

(1)
Diluted earnings per common share for the three and nine months ended December 31, 2014 and 2013 excludes a number of potentially dilutive shares determined pursuant to a specified formula initially issuable upon the conversion of our 3% Convertible Senior Notes. The 3% Convertible Senior Notes will be convertible, under certain circumstances, using a net share settlement process, into a combination of cash and our Common Stock. As of December 31, 2014, the base conversion price of the notes was approximately $73.07, based on the base conversion rate of 13.6849 shares of Common Stock per $1,000 principal amount of convertible notes (subject to adjustment in certain circumstances, including the payment of dividends). In general, upon conversion of a note, the holder will receive cash equal to the principal amount of the note and Common Stock to the extent of the note’s conversion value in excess of such principal amount. In addition, if at the time of conversion the applicable price of our Common Stock exceeds the base conversion price, holders will receive up to an additional 8.8952 shares of our Common Stock per $1,000 principal amount of notes, as determined pursuant to a specified formula. Such shares did not impact our calculation of diluted earnings per share for the three and nine months ended December 31, 2014 and 2013 as our average stock price during these periods did not meet or exceed the conversion requirements.

Accumulated Other Comprehensive Income
The following table sets forth the changes in the balances of each component of accumulated other comprehensive income:

	Currency Translation Adjustments	Pension Liability Adjustments (1)	Total
Balance as of March 31, 2014	$57,812	$(214,318)	$(156,506)
Other comprehensive income before reclassification	(28,276)	—	(28,276)
Reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	(28,276)	—	(28,276)
Foreign exchange rate impact	(13,154)	13,154	—
Balance at December 31, 2014	$16,382	$(201,164)	$(184,782)
_____________

(1)	Reclassification of amounts related to pension liability adjustments are included as a component of net periodic pension cost.

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
The following shows business unit information for the three and nine months ended December 31, 2014 and 2013 and as of December 31 and March 31, 2014, where applicable, reconciled to consolidated totals, and prepared on the same basis as our condensed consolidated financial statements (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Business unit gross revenue from external clients:
Europe	$217,818	$188,968	$677,822	$541,420
West Africa	82,937	83,150	248,772	242,019
North America	62,704	55,207	176,395	174,507
Australia	55,027	38,642	159,657	123,106
Other International	32,823	30,825	104,154	96,047
Corporate and other	8,831	15,543	41,514	51,558
Total business unit gross revenue	$460,140	$412,335	$1,408,314	$1,228,657
Intra-business unit gross revenue:
Europe	$130	$—	$1,193	$—
West Africa	—	—	—	—
North America	3	2	20	(5)
Australia	254	—	254	—
Other International	(235)	—	(227)	—
Corporate and other	1,284	934	3,177	3,007
Total intra-business unit gross revenue	$1,436	$936	$4,417	$3,002
Consolidated gross revenue reconciliation:
Europe	$217,948	$188,968	$679,015	$541,420
West Africa	82,937	83,150	248,772	242,019
North America	62,707	55,209	176,415	174,502
Australia	55,281	38,642	159,911	123,106
Other International	32,588	30,825	103,927	96,047
Corporate and other	10,115	16,477	44,691	54,565
Intra-business unit eliminations	(1,436)	(936)	(4,417)	(3,002)
Total consolidated gross revenue	$460,140	$412,335	$1,408,314	$1,228,657

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Earnings from unconsolidated affiliates, net of losses – equity method investments:
Europe (1)	$107	$758	$888	$4,671
North America	100	536	(479)	640
Other International	(1,208)	(17,281)	(33)	(6,239)
Total earnings from unconsolidated affiliates, net of losses – equity method investments	$(1,001)	$(15,987)	$376	$(928)

Consolidated operating income (loss) reconciliation:
Europe	$29,001	$29,729	$108,951	$82,708
West Africa	24,909	21,777	60,596	59,261
North America	14,937	6,666	35,406	23,953
Australia	4,256	(1,027)	7,496	4,761
Other International	2,887	(12,808)	16,245	14,288
Corporate and other	(40,743)	(18,817)	(84,928)	(44,612)
Gain (loss) on disposal of assets	(26,331)	3,982	(25,594)	(803)
Total consolidated operating income	$8,916	$29,502	$118,172	$139,556

Depreciation and amortization:
Europe	$8,158	$7,899	$28,418	$23,353
West Africa	3,339	3,494	10,416	10,189
North America	5,233	5,797	16,247	17,993
Australia	3,627	2,362	11,587	6,159
Other International	3,233	3,517	10,321	10,734
Corporate and other	35	586	175	1,904
Total depreciation and amortization	$23,625	$23,655	$77,164	$70,332

	December 31, 2014	March 31, 2014
Identifiable assets:
Europe	$832,854	$932,803
West Africa	389,401	454,161
North America	507,507	487,659
Australia	297,364	260,483
Other International	508,313	579,571
Corporate and other	644,303	683,580
Total identifiable assets (2)	$3,179,742	$3,398,257

Investments in unconsolidated affiliates – equity method investments:
Europe	$—	$1,067
North America	61,092	61,570
Other International	189,695	193,692
Total investments in unconsolidated affiliates – equity method investments	$250,787	$256,329
_____________

(1)
On November 21, 2014, we sold our 50% interest in HCA. See Note 3 for details. Additionally, on July 14, 2013, we sold our 50% interest in the FB entities. See Note 3 to the fiscal year 2014 Financial Statements for further details on the sale of FB Entities.

(2)
Includes $420.4 million and $477.9 million of construction in progress within property and equipment on our condensed consolidated balance sheets as of December 31 and March 31, 2014, respectively, which primarily represents progress payments on aircraft to be delivered in future periods.

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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Income
Three Months Ended December 31, 2014

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$—	$78,026	$382,114	$—	$460,140
Intercompany revenue	840	21,079	—	(21,919)	—
	840	99,105	382,114	(21,919)	460,140
Operating expense:
Direct cost and reimbursable expense	—	58,459	269,320	—	327,779
Intercompany expenses	—	—	21,919	(21,919)	—
Depreciation and amortization	(24)	9,637	14,012	—	23,625
General and administrative	29,395	8,891	34,245	—	72,531
	29,371	76,987	339,496	(21,919)	423,935

Gain (loss) on disposal of assets	—	4,878	(31,209)	—	(26,331)
Earnings from unconsolidated affiliates, net of losses	(1,733)	—	(1,000)	1,775	(958)
Operating income (loss)	(30,264)	26,996	10,409	1,775	8,916
Interest expense, net	26,048	(1,322)	(31,702)	—	(6,976)
Gain on sale of unconsolidated affiliate	—	—	3,921	—	3,921
Other income (expense), net	(625)	(660)	(3,938)	—	(5,223)

Income (loss) before provision for income taxes	(4,841)	25,014	(21,310)	1,775	638
Allocation of consolidated income taxes	3,889	727	(5,183)	—	(567)
Net income (loss)	(952)	25,741	(26,493)	1,775	71
Net income attributable to noncontrolling interests	(16)	—	(1,023)	—	(1,039)
Net income (loss) attributable to Bristow Group	$(968)	$25,741	$(27,516)	$1,775	$(968)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Income
Nine Months Ended December 31, 2014

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$—	$227,378	$1,180,936	$—	$1,408,314
Intercompany revenue	1,704	71,092	—	(72,796)	—
	1,704	298,470	1,180,936	(72,796)	1,408,314
Operating expense:
Direct cost and reimbursable expense	—	168,412	824,704	—	993,116
Intercompany expenses	—	—	72,796	(72,796)	—
Depreciation and amortization	1,254	31,738	44,172	—	77,164
General and administrative	67,573	26,137	100,977	—	194,687
	68,827	226,287	1,042,649	(72,796)	1,264,967

Gain (loss) on disposal of assets	—	7,416	(33,010)	—	(25,594)
Earnings from unconsolidated affiliates, net of losses	51,251	—	377	(51,209)	419
Operating income (loss)	(15,872)	79,599	105,654	(51,209)	118,172
Interest expense, net	82,058	(3,288)	(100,445)	—	(21,675)
Gain on sale of unconsolidated affiliate	—	—	3,921	—	3,921
Other income (expense), net	(2,469)	(563)	(6,111)	—	(9,143)
Income before provision for income taxes	63,717	75,748	3,019	(51,209)	91,275
Allocation of consolidated income taxes	5,549	(34)	(23,891)	—	(18,376)
Net income (loss)	69,266	75,714	(20,872)	(51,209)	72,899
Net income attributable to noncontrolling interests	(43)	—	(3,633)	—	(3,676)
Net income (loss) attributable to Bristow Group	$69,223	$75,714	$(24,505)	$(51,209)	$69,223

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Income
Three Months Ended December 31, 2013

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$—	$74,092	$338,243	$—	$412,335
Intercompany revenue	366	24,457	—	(24,823)	—
	366	98,549	338,243	(24,823)	412,335
Operating expense:
Direct cost and reimbursable expense	—	57,490	240,777	—	298,267
Intercompany expenses	—	—	24,823	(24,823)	—
Depreciation and amortization	698	10,708	12,249	—	23,655
General and administrative	14,307	9,814	24,827	—	48,948
	15,005	78,012	302,676	(24,823)	370,870

Gain (loss) on disposal of assets	(45)	1,930	2,097	—	3,982
Earnings from unconsolidated affiliates, net of losses	1,733	—	(15,988)	(1,690)	(15,945)
Operating income (loss)	(12,951)	22,467	21,676	(1,690)	29,502
Interest expense, net	25,771	(1,810)	(30,807)	—	(6,846)
Other income (expense), net	(38)	(182)	(476)	—	(696)
Income (loss) before provision for income taxes	12,782	20,475	(9,607)	(1,690)	21,960
Allocation of consolidated income taxes	6,159	(418)	(8,687)	—	(2,946)
Net income (loss)	18,941	20,057	(18,294)	(1,690)	19,014
Net income attributable to noncontrolling interests	(14)	—	(73)	—	(87)
Net income (loss) attributable to Bristow Group	$18,927	$20,057	$(18,367)	$(1,690)	$18,927

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Income
Nine Months Ended December 31, 2013

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$—	$229,253	$999,404	$—	$1,228,657
Intercompany revenue	1,114	66,329	—	(67,443)	—
	1,114	295,582	999,404	(67,443)	1,228,657
Operating expense:
Direct cost and reimbursable expense	—	172,477	710,869	—	883,346
Intercompany expenses	—	—	67,443	(67,443)	—
Depreciation and amortization	2,151	32,439	35,742	—	70,332
General and administrative	40,440	25,973	69,322	—	135,735
	42,591	230,889	883,376	(67,443)	1,089,413

Gain (loss) on disposal of assets	(45)	391	(1,149)	—	(803)
Earnings from unconsolidated affiliates, net of losses	171,641	—	1,072	(171,598)	1,115
Operating income	130,119	65,084	115,951	(171,598)	139,556
Interest expense, net	55,276	(3,317)	(87,372)	—	(35,413)
Gain on sale of unconsolidated affiliate	—	—	103,924	—	103,924
Other income (expense), net	(156)	(342)	(77)	—	(575)
Income before provision for income taxes	185,239	61,425	132,426	(171,598)	207,492
Allocation of consolidated income taxes	(28,775)	(2,786)	(20,121)	—	(51,682)
Net income	156,464	58,639	112,305	(171,598)	155,810
Net (income) loss attributable to noncontrolling interests	(45)	—	654	—	609
Net income attributable to Bristow Group	$156,419	$58,639	$112,959	$(171,598)	$156,419

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Comprehensive Income
Three Months Ended December 31, 2014

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net income (loss)	$(952)	$25,741	$(26,493)	$1,775	$71
Other comprehensive income (loss):
Currency translation adjustments	1,351	—	(33,835)	12,309	(20,175)
Total comprehensive income (loss)	399	25,741	(60,328)	14,084	(20,104)

Net income attributable to noncontrolling interests	(16)	—	(1,023)	—	(1,039)
Currency translation adjustments attributable to noncontrolling interests	—	—	2,381	—	2,381
Total comprehensive (income) loss attributable to noncontrolling interests	(16)	—	1,358	—	1,342
Total comprehensive income (loss) attributable to Bristow Group	$383	$25,741	$(58,970)	$14,084	$(18,762)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Comprehensive Income
Nine Months Ended December 31, 2014

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net income (loss)	$69,266	$75,714	$(20,872)	$(51,209)	$72,899
Other comprehensive income (loss):
Currency translation adjustments	(10,335)	—	(19,867)	(489)	(30,691)
Total comprehensive income (loss)	58,931	75,714	(40,739)	(51,698)	42,208

Net income attributable to noncontrolling interests	(43)	—	(3,633)	—	(3,676)
Currency translation adjustments attributable to noncontrolling interests	—	—	2,415	—	2,415
Total comprehensive income attributable to noncontrolling interests	(43)	—	(1,218)	—	(1,261)
Total comprehensive income (loss) attributable to Bristow Group	$58,888	$75,714	$(41,957)	$(51,698)	$40,947

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
Other comprehensive income (loss):
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Balance Sheet
As of December 31, 2014

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,102	$394	$115,870	$—	$121,366
Accounts receivable	246,366	288,438	371,311	(610,544)	295,571
Inventories	—	42,719	96,308	—	139,027
Assets held for sale	—	8,748	17,089	—	25,837
Prepaid expenses and other current assets	2,674	4,629	42,837	—	50,140
Total current assets	254,142	344,928	643,415	(610,544)	631,941
Intercompany investment	1,331,257	103,797	—	(1,435,054)	—
Investment in unconsolidated affiliates	—	—	257,073	—	257,073
Intercompany notes receivable	1,241,045	—	—	(1,241,045)	—
Property and equipment—at cost:
Land and buildings	2,830	49,208	99,992	—	152,030
Aircraft and equipment	100,543	1,109,234	1,262,453	—	2,472,230
	103,373	1,158,442	1,362,445	—	2,624,260
Less: Accumulated depreciation and amortization	(15,063)	(214,191)	(265,618)	—	(494,872)
	88,310	944,251	1,096,827	—	2,129,388
Goodwill	—	4,756	49,072	—	53,828
Other assets	37,092	2,710	67,710	—	107,512
Total assets	$2,951,846	$1,400,442	$2,114,097	$(3,286,643)	$3,179,742

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$152,222	$269,782	$212,069	$(544,026)	$90,047
Accrued liabilities	20,058	42,743	153,897	(16,355)	200,343
Current deferred taxes	(9,003)	248	21,425	—	12,670
Short-term borrowings and current maturities of long-term debt	7,951	—	6,326	—	14,277
Deferred sale leaseback advance	—	55,671	—	—	55,671
Total current liabilities	171,228	368,444	393,717	(560,381)	373,008
Long-term debt, less current maturities	788,397	—	15,514	—	803,911
Intercompany notes payable	30,000	131,075	1,122,535	(1,283,610)	—
Accrued pension liabilities	—	—	62,110	—	62,110
Other liabilities and deferred credits	13,070	8,637	44,650	(6,404)	59,953
Deferred taxes	140,584	8,629	13,682	—	162,895
Temporary equity	—	—	23,660	—	23,660
Stockholders’ investment:
Common stock	375	4,996	22,876	(27,872)	375
Additional paid-in-capital	776,000	9,291	270,905	(280,196)	776,000
Retained earnings	1,280,508	869,370	152,654	(1,022,024)	1,280,508
Accumulated other comprehensive income (loss)	(65,054)	—	(13,572)	(106,156)	(184,782)
Treasury shares	(184,796)	—	—	—	(184,796)
Total Bristow Group stockholders’ investment	1,807,033	883,657	432,863	(1,436,248)	1,687,305
Noncontrolling interests	1,534	—	5,366	—	6,900
Total stockholders’ investment	1,808,567	883,657	438,229	(1,436,248)	1,694,205
Total liabilities and stockholders’ investment	$2,951,846	$1,400,442	$2,114,097	$(3,286,643)	$3,179,742

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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Cash Flows
Nine Months Ended December 31, 2014

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(88,788)	$263,933	$(13,181)	$446	$162,410
Cash flows from investing activities:
Capital expenditures	(38,303)	(303,951)	(157,031)	—	(499,285)
Proceeds from asset dispositions	—	209,523	194,838	—	404,361
Proceeds from sale of unconsolidated affiliate	—	—	4,185	—	4,185
Net cash provided by (used in) investing activities	(38,303)	(94,428)	41,992	—	(90,739)
Cash flows from financing activities:
Proceeds from borrowings	346,500	—	1,360	—	347,860
Repayment of debt	(363,872)	—	(9,297)	—	(373,169)
Dividends paid	(33,935)	—	—	—	(33,935)
Increases (decreases) in cash related to intercompany advances and debt	255,878	(169,111)	(86,767)	—	—
Partial prepayment of put/call obligation	(46)	—	—	—	(46)
Acquisition of noncontrolling interest	—	—	(3,170)	—	(3,170)
Repurchase of Common Stock	(80,831)	—	—	—	(80,831)
Issuance of Common Stock	2,217	—	—	—	2,217
Tax benefit related to stock-based compensation	1,642	—	—	—	1,642
Net cash provided by (used in) financing activities	127,553	(169,111)	(97,874)	—	(139,432)
Effect of exchange rate changes on cash and cash equivalents	—	—	(15,214)	—	(15,214)
Net increase (decrease) in cash and cash equivalents	462	394	(84,277)	446	(82,975)
Cash and cash equivalents at beginning of period	4,640	—	200,147	(446)	204,341
Cash and cash equivalents at end of period	$5,102	$394	$115,870	$—	$121,366

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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 11 — SUBSEQUENT EVENT
On January 29, 2015, Bristow Helicopters Australia PTY LTD (“Bristow Helicopters Australia”) acquired an 85% interest in Capiteq Limited, operating under the name Airnorth, for cash of A$30.3 million ($24.0 million) with possible earn out consideration of up to A$17 million ($13.5 million) to be paid over three years based on the achievement of specified financial performance thresholds. We entered into an agreement with the other stockholder of Capiteq Limited that grants us the right to buy all of their shares (and grants them the right after three years to require us to buy all of their shares) and includes transfer restrictions and other customary provisions. Airnorth is Northern Australia's largest regional fixed wing operator based in Darwin, Northern Territory, Australia with both scheduled and charter services which focus primarily on the energy and mining industries in northern and western Australia as well as international service to Dili, Timor-Leste. Airnorth’s fleet consists of thirteen aircraft (nine turboprop and four new technology regional jets) and its customer base includes many energy companies to which Bristow Group already provides helicopter service. We believe this investment will strengthen our ability to provide point to point transportation services for existing Australian based passengers, expand helicopter services in certain areas in Southeast Asian markets and create a more integrated logistics solution for global clients.
The acquisition of Airnorth will be accounted for under the purchase method and the results will be consolidated from the date of acquisition in the Australia business unit. The purchase price will be allocated based on the fair value of assets acquired and liabilities assumed as of the acquisition date.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Bristow Group Inc.:
We have reviewed the condensed consolidated balance sheet of Bristow Group Inc. and subsidiaries (the Company) as of December 31, 2014, and the related condensed consolidated statements of income and comprehensive income and for the three and nine-month periods ended December 31, 2014 and 2013, and the condensed consolidated statements of cash flows for the nine-month periods ended December 31, 2014 and 2013. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
February 5, 2015

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (the “fiscal year 2014 Annual Report”) and the MD&A contained therein. In the discussion that follows, the terms “Current Quarter” and “Comparable Quarter” refer to the three months ended December 31, 2014 and 2013, respectively, and the terms “Current Period” and “Comparable Period” refer to the nine months ended December 31, 2014 and 2013, respectively. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ending March 31, 2015 is referred to as “fiscal year 2015.”
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
General
We are the leading provider of helicopter services to the worldwide offshore energy industry based on the number of aircraft operated and one of two helicopter service providers to the offshore energy industry with global operations. We have a long history in the helicopter services industry through Bristow Helicopters Limited (“Bristow Helicopters”) and Offshore Logistics, Inc., having been founded in 1955 and 1969, respectively. We have major transportation operations in the North Sea, Nigeria and the U.S. Gulf of Mexico, and in most of the other major offshore energy producing regions of the world, including Australia, Brazil, Canada, Russia and Trinidad. We provide private sector SAR services in Australia, Canada, Norway, Russia and Trinidad, and we provide public sector SAR services in North Scotland on behalf of the Maritime & Coastguard Agency. Additionally, in March 2013, we were awarded a contract to provide public sector SAR services for all of the U.K. We are completing the construction of certain facilities, taking delivery of aircraft and training personnel, and the contract awarded in March 2013 will commence during the first quarter of fiscal year 2016.
We generated 85%, 87% and 89% of our consolidated operating revenue, business unit operating income and business unit adjusted EBITDAR, respectively, from operations outside of the U.S. during the Current Period. Adjusted EBITDAR is calculated by taking our net income and adjusting for interest expense, depreciation and amortization, rent expense (included as components of direct cost and general and administrative expense), provision for income taxes, gain (loss) on disposal of assets and any special items during the reported periods.
We conduct our business in one segment: Helicopter Services. The Helicopter Services segment operations are conducted primarily through five business units:

•	Europe,

•	West Africa,

•	North America,

•	Australia, and

•	Other International.
We primarily provide helicopter services to a broad base of major integrated, national and independent offshore energy companies. Our clients charter our helicopters primarily to transport personnel between onshore bases and offshore production platforms, drilling rigs and other installations. To a lesser extent, our clients also charter our helicopters to transport time-sensitive equipment to these offshore locations. These clients' operating expenditures in the production sector are the principle source of our revenue, while their exploration and development capital expenditures provide a lesser portion of our revenue. The clients for SAR services include both the oil and gas industry, where our revenue is primarily dependent on our client's operating expenditures, and governmental agencies, where our revenue is dependent on a country's desire to privatize SAR and enter into long-term contracts. In addition to our primary Helicopter Services operations, we also operate a training business unit, Bristow Academy, and provide technical services to clients in the U.S. and U.K. As of December 31, 2014, we operated 369 aircraft (including 236 owned aircraft and 115 leased aircraft; 18 of the owned aircraft are held for sale) and our unconsolidated affiliates operated 131 aircraft in addition to those aircraft leased from us.

The chart below presents (1) the number of helicopters in our fleet and their distribution among our business units as of December 31, 2014; (2) the number of helicopters which we had on order or under option as of December 31, 2014; and (3) the percentage of operating revenue which each of our business units provided during the Current Period. For additional information regarding our commitments and options to acquire aircraft, see Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

		Aircraft in Consolidated Fleet
		Helicopters
	Percentage of Current Period Operating Revenue	Small	Medium	Large	Training	Fixed Wing		Unconsolidated Affiliates (3)
							Total (1)(2)		Total
Europe	46%	—	11	72	—	30	113	—	113
West Africa	18%	8	30	6	—	3	47	—	47
North America	13%	30	22	15	—	—	67	—	67
Australia	11%	2	8	21	—	—	31	—	31
Other International	8%	—	28	9	—	—	37	131	168
Corporate and other	4%	—	—	—	74	—	74	—	74
Total	100%	40	99	123	74	33	369	131	500
Aircraft not currently in fleet: (4)
On order		—	10	27	—	—	37
Under option		—	14	25	—	—	39

(1)	Includes 18 aircraft held for sale and 115 leased aircraft as follows:

	Held for Sale Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Training	Fixed Wing	Total
Europe	—	—	8	—	—	8
West Africa	—	2	2	—	—	4
North America	—	—	—	—	—	—
Australia	—	—	2	—	—	2
Other International	—	3	—	—	—	3
Corporate and other	—	—	—	1	—	1
Total	—	5	12	1	—	18

	Leased Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Training	Fixed Wing	Total
Europe	—	3	37	—	13	53
West Africa	—	1	1	—	—	2
North America	1	13	5	—	—	19
Australia	2	2	7	—	—	11
Other International	—	—	—	—	—	—
Corporate and other	—	—	—	30	—	30
Total	3	19	50	30	13	115

(2)	The average age of our fleet, excluding fixed wing and training aircraft, was 10 years as of December 31, 2014.

(3)
The 131 aircraft operated by our unconsolidated affiliates do not include those aircraft leased from us. Includes 59 helicopters (primarily medium) and 27 fixed wing aircraft owned and managed by Líder Táxi Aéreo S.A. (“Líder”), our unconsolidated affiliate in Brazil, which is included in our Other International business unit.

(4)	This table does not reflect aircraft which our unconsolidated affiliates may have on order or under option.

The commercial aircraft in our consolidated fleet represented in the above chart are our primary source of revenue. To normalize the consolidated operating revenue of our fleet for the different revenue productivity and cost of our commercial aircraft, we developed a common weighted factor that combines large, medium and small aircraft into a combined standardized number of revenue producing commercial aircraft assets. We call this measure Large AirCraft Equivalent (“LACE”). Our large, medium and small aircraft, including owned and leased, are weighted as 100%, 50% and 25%, respectively, to arrive at a single LACE number, which excludes training aircraft, fixed wing aircraft, unconsolidated affiliate aircraft, aircraft held for sale and aircraft construction in progress. We divide our operating revenue from commercial contracts, which excludes operating revenue from affiliates and reimbursable revenue, by LACE to develop a LACE rate, which is a standardized rate. Our current number of LACE is 168 and our historical LACE and LACE rate is as follows:

	Current Period (1)	Fiscal Year Ended March 31,
		2014	2013	2012	2011	2010
LACE	168	158	158	149	153	159
LACE Rate (in millions)	$9.33	$9.34	$8.35	$7.89	$7.15	$6.49
 ______
(1) LACE rate is annualized.
The following table presents the distribution of LACE aircraft owned and leased, and the percentage of LACE leased as of December 31, 2014. The percentage of LACE leased is calculated by taking the total LACE for leased aircraft divided by the total LACE for all aircraft we operate, including both owned and leased aircraft.

	LACE
	Owned Aircraft	Leased Aircraft	Percentage of LACE leased
Europe	31	39	55%
West Africa	19	2	8%
North America	22	12	35%
Australia	15	9	36%
Other International	22	—	—%
Total	108	60	36%
Since February 2012, we have focused on an integrated company-wide effort to move towards Operational Excellence through standardization and simplification. Our Operational Excellence effort is an evolution not a revolution, and is in keeping with our promise to clients for continued improvement. These initiatives involve focusing on innovation, simplification and standardization to create a step change in safety and operational performance, while seeking to reduce financial risk and increase performance predictability. Our Operational Excellence initiatives include measured, multi-year changes to many of our assets, including information technology infrastructure and overall fleet composition through fleet rationalization and simplification. We plan to reduce the number of aircraft types in our fleet to eight fleet types in approximately five years and five fleet types in approximately ten years. During fiscal year 2015, we have exited three model types and currently operate 21 different helicopter types (excluding training aircraft). Significant business transformation work is also underway including integrated operations planning and inventory optimization.

Our Strategy
Our goal is to strengthen our position as the leading helicopter services provider to the offshore energy industry and a leading helicopter services provider for civilian SAR. We intend to employ the following well defined business/commercial and capital allocation strategies to achieve this goal:
Business/Commercial Strategy

•
Be the preferred provider of helicopter services. We position our business to be the preferred provider of helicopter services by maintaining strong relationships with our clients and providing safe and high-quality service. In order to create further differentiation and add value to our clients, we focus on enhancing our value to our clients through key components of our “Operational Excellence” initiative and our “Bristow Client Promise” program, which are the initiatives of “Target Zero Accidents,” “Target Zero Downtime” and “Target Zero Complaints.” This program is designed to help our clients better achieve their offshore objectives by providing higher hours of zero-accident flight time with on-time and up-time helicopter transportation service. We maintain close relationships with our clients’ field operations, corporate management and contacts at governmental agencies which we believe help us better anticipate client needs and provide our clients with the right aircraft in the right place at the right time, which in turn allows us to better manage our fleet utilization and capital investment program. By better understanding and delivering on our clients’ needs with our global operations and safety standards, we believe we effectively compete against other helicopter service providers based on aircraft availability, client service, safety and reliability, and not just price. We also leverage our close relationships with our industry peers to establish mutually beneficial operating practices and safety standards industry-wide. In October 2014, five major helicopter operators, including us, formally launched HeliOffshore. HeliOffshore intends to use cross-industry cooperation as a platform for enhancing the offshore helicopter industry's overall strong safety record, sharing best practices, developing and applying advanced technology, and encouraging common global flight standards.

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

Capital Allocation Strategy
Our capital allocation strategy is based on three principles as follows:

Principle: Prudent Balance Sheet Management

Principle: Highest Return using BVA

Principle: Balanced Shareholder Return

Liquidity Adequate?
No
Create/Build Liquidity
Yes
Capital Structure Targets Achieved?
No
Reduce Leverage
Yes
Invest in Growth Opportunities
Are returns above capital charge?
Yes
Organic Growth/ Acquisitions
No
Withdraw Capital
Capital Appreciation
Return Capital to Shareholders
Growing Quarterly Dividend
Other forms of capital returns

•
Prudent balance sheet management. Throughout our corporate and business unit management, we proactively manage our capital allocation plan with a focus on achieving business growth and improving rates of return, within the dictates of prudent balance sheet management. In addition to cash flow generated from operations, we intend to maintain adequate liquidity and manage our capital structure relative to our commitments with external financings when necessary and through the use of operating leases for a target of 35% of our LACE. The target recognizes that we will have variability above or below the target of approximately 5% of our LACE due to timing of leases, purchases, disposals and lease terminations. As of December 31, 2014, aircraft under operating leases accounted for 36% of our LACE. Our adjusted debt to total equity ratio and total liquidity were 90.5% and $412.4 million, respectively, as of December 31, 2014 and 76.4% and $529.9 million, respectively, as of March 31, 2014. As of December 31 and March 31, 2014, adjusted debt includes the net present value of operating leases totaling $649.7 million and $411.6 million, respectively, letters of credit, bank guarantees and financial guarantees totaling $2.5 million and $2.7 million, respectively, and the unfunded pension liability of $62.1 million and $86.8 million, respectively.

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

•
Balanced shareholder return. We believe our liquidity position and cash flows from operations will be adequate to finance operating and maintenance expenditures, so we have matched our capital deployment alternatives for the current business environment to deliver a more balanced return to our shareholders. On February 5, 2015, our board of directors approved a dividend of $0.32 per common share, our sixteenth consecutive quarterly dividend. On August 1, 2013, our board of directors approved a dividend policy with a goal of an annualized quarterly dividend payout ratio of 20-30% of forward adjusted earnings per share, although actual dividend payments are at the discretion of the board of directors and may not meet this ratio. Also, our board of directors has authorized expenditures to repurchase shares of common stock, par value $.01 per share (“Common Stock”), since November 2011. On November 6, 2014, our board of directors extended the date to repurchase shares of our Common Stock through November 5, 2015 and increased the remaining authorized repurchase amount to a total of $150 million. As of January 30, 2015, we had repurchased 2,756,419 shares of our Common Stock for a total of $184.8 million since November 2011 and had $125.0 million of repurchase authority remaining from the $150.0 million that was authorized for share repurchases between November 5, 2014 and November 5, 2015. For additional information on our repurchases of Common Stock, see “Share Repurchases” in Note 11 to the financial statements in our fiscal year 2014 Annual Report and Note 8 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report. The timing and method of any repurchases under the program will depend on a variety of factors, is subject to our results of operations, financial condition, cash requirements, and other factors and restrictions under applicable law and our debt instruments, and may be suspended or discontinued at any time.

Market Outlook
Our core business is providing helicopter services to the worldwide oil and gas industry. We also provide public and private sector SAR services. Our global operations and critical mass of helicopters provide us with geographic and client diversity which helps mitigate risks associated with a single market or client.
The oil and gas business environment experienced a downturn toward the end of 2014. Brent crude oil prices declined from approximately $106 per barrel at July 1, 2014 to $53 per barrel at December 31, 2014, driven by increased global supply of crude oil and forecasts for reduced demand for crude oil resulting from weaker global economic growth in regions of the world. We believe the oil price decline will negatively impact the cash flow of our clients and lead many of them to reduce capital and operational expenditures in 2015 compared to 2014 levels, negatively impacting exploration and development drilling activity during 2015. Many of our clients have already reduced capital spending plans and taken measures to reduce costs. However, we believe the current price environment will have less impact on offshore production than exploration activity of our clients during 2015. We believe that this current market slowdown will last between 12 to 24 months. Although the largest share of our revenue relates to oil and gas production and our largest contract, U.K. SAR, is not tied to declining oil prices, the December 31 price of crude oil and further declines against this price could result in the rescaling, delay or cancellation of planned offshore projects which could impact our operations in future periods.
The SAR market is continuing to evolve and we believe further outsourcing of public SAR services to the private sector will continue, although the timing of these opportunities is uncertain. The clients for our SAR services include both the oil and gas industry, where our revenue is primarily dependent upon the client’s operating expenditures, and governmental agencies, where our revenue is dependent upon the country’s desire to privatize SAR and enter into long-term contracts. Public SAR service opportunities include previously awarded work involving seven aircraft for the U.K. Gap SAR contract, five aircraft in Ireland, two aircraft in the Dutch Antilles, 18 additional aircraft for the U.K. SAR contract awarded to us and four aircraft for the Falklands. We are also pursuing other public and oil and gas SAR opportunities for multiple aircraft in various countries including Australia, Brazil, Greenland, Nigeria, Norway and Trinidad, and other countries have indicated an interest in outsourcing SAR services.
As discussed above, we continue to seek ways to operate more efficiently and work with our clients to improve the efficiency of their operations within our “Operational Excellence” strategy. These efficiency gains, combined with strong demand, should lead to expansion of our business in some of our core markets.
Recent Events
Airnorth acquisition — On January 29, 2015, Bristow Helicopters Australia PTY LTD (“Bristow Helicopters Australia”) acquired an 85% interest in Capiteq Limited, operating under the name Airnorth, for cash of A$30.3 million ($24.0 million) with possible earn out consideration of up to A$17 million ($13.5 million) to be paid over three years based on the achievement of specified financial performance thresholds. Airnorth is Northern Australia's largest regional fixed wing operator based in Darwin, Northern Territory, Australia with both scheduled and charter services which focus primarily on the energy and mining industries in northern and western Australia as well as international service to Dili, Timor-Leste. Airnorth’s fleet consists of thirteen aircraft (nine turboprop and four new technology regional jets) and its customer base includes many energy companies to which Bristow Group already provides helicopter service. We believe this investment will strengthen our ability to provide point to point transportation services for existing Australian based passengers, expand helicopter services in certain areas in Southeast Asian markets and create a more integrated logistics solution for global clients.
The acquisition of Airnorth will be accounted for under the purchase method and the results will be consolidated from the date of acquisition in the Australia business unit. The purchase price will be allocated based on the fair value of assets acquired and liabilities assumed as of the acquisition date.
We expect this acquisition will contribute approximately A$18 million ($14.4 million) in operating revenue and A$4.2 million ($3.3 million) of adjusted EBITDAR in the fourth quarter of fiscal year 2015 and approximately A$105-115 million ($83-91 million) in operating revenue and A$25-30 million ($20-24 million) of adjusted EBITDAR for fiscal year 2016.
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
Retirement of President and Chief Executive Officer — On February 3, 2014, the Company announced that William E. Chiles would resign as President and Chief Executive Officer of the Company effective upon the conclusion of the 2014 annual meeting of the stockholders of the Company that was held on July 31, 2014. On June 9, 2014, Jonathan E. Baliff began serving as President and on July 31, 2014 assumed the additional role of Chief Executive Officer of the Company. Mr. Baliff also became a member of the Board of Directors of the Company effective July 31, 2014. Mr. Chiles remains an employee of the Company and provides consulting services to the Company. For further details of the terms of Mr. Chiles Retirement and Consulting Agreement, dated January 30, 2014, see Note 10 to our fiscal year 2014 Financial Statements. Compensation to be paid to Mr. Chiles under this agreement impacted our financial results for fiscal year 2014 and will impact our financial results for fiscal years 2015-2017.
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
Impact of regulations, aircraft incidents and fleet changes — On February 20, 2014, the U.K. CAA issued a report detailing the findings and recommendations from its review of helicopter transport operations serving offshore installations in the U.K. The report, commonly referred to as CAP 1145, contains more than 60 safety actions and recommendations to improve the safety of offshore helicopter transport. Ten of the recommendations are designed to improve the survivability of passengers and crew following a ditching or impact in water.
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
We believe CAP 1145 may make our industry safer. We are cooperating with the CAA, HeliOffshore and our clients in the North Sea to evaluate and deploy technologies that meet these new safety standards. We remain committed to ensuring that any impact to our operations is managed through our existing safety policies and programs and does not result in an elevated safety risk in the near term. The requirements could present North Sea operators, including us, with significant operational challenges, and it remains to be seen which of the new requirements, if any, will be adopted by regulatory authorities in other parts of the world in which we operate.
The management of our global aircraft fleet involves a careful evaluation of the expected demand for helicopter services across global energy markets, including the type of aircraft needed to meet this demand. As offshore oil and gas drilling and production globally moves to deeper water, more medium and large aircraft and newer technology aircraft may be required. As older aircraft models come off of current contracts and are replaced by new aircraft, our management evaluates our future needs for these aircraft models and ultimately the ability to recover our remaining investments in these aircraft through sales into the aftermarket. We depreciate our aircraft over their expected useful life to the expected salvage value to be received for the aircraft at the end of that life; however, depending on the market for aircraft or changes in the expected future use of aircraft within our fleet, we may record gains or losses on aircraft sales, impairment charges for aircraft operating or held for sale or accelerate or increase depreciation on aircraft used in our operations. In certain instances where a cash return can be made on newer aircraft in excess of the expected return available through the provision of helicopter services, we may sell newer aircraft. The number of aircraft sales and the amount of gains and losses recorded on these sales is unpredictable. While aircraft sales are common in our business and are reflected in our operating results, gains and losses on aircraft sales may result in our operating results not reflecting the ordinary operating performance of our primary business, which is providing aircraft services to our clients. The gains and losses on aircraft sales and impairment charges are not included in the calculation of adjusted EBITDAR, adjusted earnings per share or gross cash flows for purposes of calculating BVA.
As part of an ongoing process to rationalize and simplify our global fleet of helicopters, we plan to reduce the number of aircraft types in our fleet to eight fleet types in approximately five years and five fleet types in approximately ten years. During fiscal year 2014, we completed our exit from five model types and in fiscal year 2015 to date we completed our exit from three model types. As we modernize our fleet, we have recently added two new fleet types, the AgustaWestland AW189 large and Sikorsky S-76D medium aircraft. The first AW189 was delivered in April 2014 and is currently operating on revenue service in the U.K. and the first three S-76Ds were delivered in the last two quarters of fiscal year 2014 but are not yet operating on revenue service. This is the first time in five years that we have introduced a new aircraft fleet type into our fleet. These aircraft and other new technology models will comprise our service offering as we reduce the overall number of aircraft in our fleet in the upcoming years. As of December 31, 2014, we operate 21 different helicopter types (excluding training aircraft).
During the Current Quarter, as a result of negotiations associated with the sale or disposal of certain older large aircraft, we recorded impairment charges totaling $24.5 million in gain (loss) from sale or disposal of assets relating to ten large aircraft included in assets held for sale as of December 31, 2014. Additionally, management has decided to remove the remaining seven of the same type of older large aircraft from our fleet sooner than planned which will result in the adjustment to the salvage values and additional depreciation expense of approximately $17 million, which we expect to record over the quarters ending March 31 and June 30, 2015.
The limited availability of some new aircraft models and the need throughout the industry to retire many of the older aircraft in the worldwide fleet is a driver for our industry.
Selected Regional Perspectives
In September 2014, we announced that since the beginning of calendar year 2014 we have secured several renewal and new multi-year contracts for oil and gas and SAR. These contracts provide for a total of 35 LACE that are expected to generate in excess of $2.0 billion in revenue while adding 14 LACE in North America, 12 LACE in Europe, 6 LACE in Australia, 2 LACE in Suriname and 1 LACE in Nigeria. One significant renewal was through our affiliate, Cougar Helicopters Inc. (“Cougar”), which has been successful in renewing a six-year contract for seven existing and two new helicopters commencing in March 2016 with options to extend up to four years and an unpriced option for five additional years. Additionally, these contract awards include a new contract in the Falklands which demonstrates our ability to deliver not only in developed basins but also in more remote emerging basins. This contract work, with higher pricing and improved terms, is expected to continue to commence through fiscal year 2016. We will begin flying in excess of $4.0 billion worth of contracts that start this year and continue for several years.
Brazil continues to represent a significant part of our growth outlook. The ongoing growth in the pre-salt deepwater fields in Brazil will necessitate investment in infrastructure and associated services, particularly the addition of more offshore drilling rigs and production platforms. Aircraft procured for this market tend to be newer and more sophisticated which is aligned with both our “Operational Excellence” and Líder's “Decolar” service differentiation programs. Continuing the fleet growth plan, Petrobras has released new tenders for multiple medium and large aircraft expected to commence starting in the middle of calendar year 2015 through calendar year 2016. In addition, recent new licensing rounds have been very well attended and several international oil companies have gained new blocks which will result in additional aircraft demand beyond the Petrobras requirements. Líder also has significant business in the general aviation sector and previously announced that it had secured a new position as the exclusive dealer for Bombardier jet aircraft sales in Brazil. This is expected to add to Líder's aircraft sales business and supplement Líder's Beechcraft turboprop dealership position.
As expected, Líder's operations performed better during fiscal year 2014 and into fiscal year 2015 as new aircraft began operating; however, currency fluctuations continue to make it difficult to predict the earnings from our Líder investment. These currency fluctuations, which primarily do not impact Líder's cash flow from operations, had a significant negative impact on Líder's results in the Current Quarter and Current Period, impacting our earnings from unconsolidated affiliates. Earnings from unconsolidated affiliates, net of losses, on our consolidated statements of income, is included in calculating adjusted EBITDAR and adjusted net income.
As discussed in “Item 1A. Risk Factors” in the fiscal year 2014 Annual Report, we are subject to competition and the political environment in the countries where we operate. In Nigeria, we have seen an increase in competitive pressure and the application of existing local content regulations that could impact our ability to win future work at levels previously anticipated. In order to properly and fully embrace new regulations, we have made a number of key changes to our operating model in Nigeria, while maintaining safety as our number one priority at all times. The objectives of these changes being (a) enhancing the level of continued compliance by each of Bristow Helicopters Nigeria Ltd. (“BHNL”) and Pan African Airlines Nigeria Ltd. (“PAAN”) with local content regulations, (b) providing technical aviation maintenance services through a wholly-owned Bristow Group entity, BGI Aviation Technical Services Nigeria Limited (“BATS”), and (c) each of BHNL, PAAN and BATS committing to continue to apply and use all key Bristow Group standards and policies, including without limitation our Target Zero safety program, our Code of Business Integrity and our Operations Manuals. As a result of these changes, our ability to continue to consolidate BHNL and PAAN under the current accounting requirements could change.
We recognize the current operating environment in our North America business unit is challenging for our fleet mix and we have been proactively restructuring our business by exiting the Alaska aircraft market with a long-term strategy of operating larger aircraft to service Gulf of Mexico deepwater client contracts. During the Current Period, we recorded $1.6 million in costs associated with the restructuring of our North America business unit which related primarily to employee severance and retention costs.
We conduct business in various foreign countries, and as such, our cash flows and earnings are subject to fluctuations and related risks from changes in foreign currency exchange rates. During the Current Quarter end and the Current Period, our primary foreign currency exposure was related to the British pound sterling, the euro, the Australian dollar, the Nigerian naira, the Norwegian kroner and the Brazilian real. The recent strengthening of the U.S. dollar had a significant impact on our results as discussed under "- Results of operations" below. For additional details on this exposure and the related impact on our results of operations, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk” and Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

Results of Operations
The following table presents our operating results and other statement of income information for the applicable periods:

	Three Months Ended December 31,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except per share amounts, percentages and flight hours)
Gross Revenue:
Operating revenue	$430,318	$373,564	$56,754	15.2%
Reimbursable revenue	29,822	38,771	(8,949)	(23.1)%
Total gross revenue	460,140	412,335	47,805	11.6%

Operating expense:
Direct cost	299,230	261,590	(37,640)	(14.4)%
Reimbursable expense	28,549	36,677	8,128	22.2%
Depreciation and amortization	23,625	23,655	30	0.1%
General and administrative	72,531	48,948	(23,583)	(48.2)%
Total operating expense	423,935	370,870	(53,065)	(14.3)%

Gain (loss) on disposal of assets	(26,331)	3,982	(30,313)	*
Earnings from unconsolidated affiliates, net of losses	(958)	(15,945)	14,987	*

Operating income	8,916	29,502	(20,586)	(69.8)%

Interest expense, net	(6,976)	(6,846)	(130)	(1.9)%
Gain on sale of unconsolidated affiliate	3,921	—	3,921	*
Other income (expense), net	(5,223)	(696)	(4,527)	*

Income before provision for income taxes	638	21,960	(21,322)	(97.1)%
Provision for income taxes	(567)	(2,946)	2,379	80.8%

Net income	71	19,014	(18,943)	(99.6)%
Net income attributable to noncontrolling interests	(1,039)	(87)	(952)	*
Net income (loss) attributable to Bristow Group	$(968)	$18,927	$(19,895)	(105.1)%

Diluted earnings (loss) per common share	$(0.03)	$0.51	$(0.54)	(105.9)%
Operating margin (1)	2.1%	7.9%	(5.8)%	(73.4)%
Flight hours (2)	53,033	46,248	6,785	14.7%

Non-GAAP financial measures: (3)
Adjusted operating income	$43,564	$49,056	$(5,492)	(11.2)%
Adjusted operating margin (1)	10.1%	13.1%	(3.0)%	(22.9)%
Adjusted EBITDAR	$109,056	$100,677	$8,379	8.3%
Adjusted EBITDAR margin (1)	25.3%	27.0%	(1.7)%	(6.3)%
Adjusted net income	$24,719	$31,331	$(6,612)	(21.1)%
Adjusted diluted earnings per share	$0.70	$0.85	$(0.15)	(17.6)%

	Nine Months Ended December 31,		Favorable (Unfavorable)

	2014	2013
	(In thousands, except per share amounts, percentages and flight hours)
Gross Revenue:
Operating revenue	$1,308,111	$1,111,741	$196,370	17.7%
Reimbursable revenue	100,203	116,916	(16,713)	(14.3)%
Total gross revenue	1,408,314	1,228,657	179,657	14.6%

Operating expense:
Direct cost	898,650	773,612	(125,038)	(16.2)%
Reimbursable expense	94,466	109,734	15,268	13.9%
Depreciation and amortization	77,164	70,332	(6,832)	(9.7)%
General and administrative	194,687	135,735	(58,952)	(43.4)%
Total operating expense	1,264,967	1,089,413	(175,554)	(16.1)%

Loss on disposal of assets	(25,594)	(803)	(24,791)	*
Earnings from unconsolidated affiliates, net of losses	419	1,115	(696)	(62.4)%

Operating income	118,172	139,556	(21,384)	(15.3)%

Interest expense, net	(21,675)	(35,413)	13,738	38.8%
Gain on sale of unconsolidated affiliates	3,921	103,924	(100,003)	*
Other income (expense), net	(9,143)	(575)	(8,568)	*

Income before provision for income taxes	91,275	207,492	(116,217)	(56.0)%
Provision for income taxes	(18,376)	(51,682)	33,306	64.4%

Net income	72,899	155,810	(82,911)	(53.2)%
Net (income) loss attributable to noncontrolling interests	(3,676)	609	(4,285)	*
Net income attributable to Bristow Group	$69,223	$156,419	$(87,196)	(55.7)%

Diluted earnings per common share	$1.94	$4.28	$(2.34)	(54.7)%
Operating margin (1)	9.0%	12.6%	(3.6)%	(28.6)%
Flight hours (2)	158,518	146,921	11,597	7.9%

Non-GAAP financial measures: (3)
Adjusted operating income	$161,303	$165,293	$(3,990)	(2.4)%
Adjusted operating margin (1)	12.3%	14.9%	(2.6)%	(17.4)%
Adjusted EBITDAR	$347,494	$310,968	$36,526	11.7%
Adjusted EBITDAR margin (1)	26.6%	28.0%	(1.4)%	(5.0)%
Adjusted net income	$102,159	$113,891	$(11,732)	(10.3)%
Adjusted diluted earnings per share	$2.87	$3.11	$(0.24)	(7.7)%
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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Adjusted operating income	$43,564	$49,056	$161,303	$165,293
Gain (loss) on disposal of assets	(26,331)	3,982	(25,594)	(803)
Special items (i)	(8,317)	(23,536)	(17,537)	(24,934)
Operating income	$8,916	$29,502	$118,172	$139,556

Adjusted EBITDAR	$109,056	$100,677	$347,494	$310,968
Gain (loss) on disposal of assets	(26,331)	3,982	(25,594)	(803)
Special items (i)	(5,086)	(23,536)	(16,207)	78,990
Depreciation and amortization	(23,625)	(23,655)	(77,164)	(70,332)
Rent expense	(46,282)	(28,255)	(114,839)	(74,630)
Interest expense	(7,094)	(7,253)	(22,415)	(36,701)
Provision for income taxes	(567)	(2,946)	(18,376)	(51,682)
Net income	$71	$19,014	$72,899	$155,810

Adjusted net income	$24,719	$31,331	$102,159	$113,891
Gain (loss) on disposal of assets (ii)	(21,033)	3,146	(20,441)	(634)
Special items (i) (ii)	(4,654)	(15,550)	(12,495)	43,162
Net income (loss) attributable to Bristow Group	$(968)	$18,927	$69,223	$156,419

Adjusted diluted earnings per share	$0.70	$0.85	$2.87	$3.11
Gain (loss) on disposal of assets (ii)	(0.60)	0.09	(0.57)	(0.02)
Special items (i) (ii)	(0.13)	(0.42)	(0.35)	1.18
Diluted earnings (loss) per share	(0.03)	0.51	1.94	4.28
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

Adjusted net income and adjusted diluted earnings per share present our consolidated results excluding asset disposition effects and special items that do not reflect the ordinary earnings of our operations. We believe that these measures are useful supplemental measures because net income and diluted earnings per share include asset disposition effects and special items, and inclusion of these items does not reflect the ongoing operational earnings of our business.
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
Some of the additional limitations of adjusted EBITDAR are:

•	Adjusted EBITDAR does not reflect our current or future cash requirements for capital expenditures;

•	Adjusted EBITDAR does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDAR does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debts; and

•
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and adjusted EBITDAR does not reflect any cash requirements for such replacements; and

The following tables present business unit adjusted EBITDAR and adjusted EBITDAR margin discussed in “Business Unit Operating Results,” and consolidated adjusted EBITDAR and adjusted EBITDAR margin for the three and nine months ended December 31, 2014 and 2013:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
	(In thousands, except percentages)
Europe	$64,233	$55,995	$202,445	$152,677
West Africa	27,886	26,601	73,226	73,396
North America	24,935	18,150	65,937	53,865
Australia	13,334	5,187	35,029	19,374
Other International	6,758	10,214	28,105	43,532
Corporate and other	(28,090)	(15,470)	(57,248)	(31,876)
Consolidated adjusted EBITDAR	$109,056	$100,677	$347,494	$310,968

Europe	33.1%	35.3%	33.6%	33.8%
West Africa	34.6%	33.5%	30.4%	31.8%
North America	40.0%	33.1%	37.5%	31.0%
Australia	25.4%	15.0%	24.0%	17.9%
Other International	20.7%	33.2%	27.0%	45.4%
Consolidated adjusted EBITDAR margin	25.3%	27.0%	26.6%	28.0%

Current Quarter Compared to Comparable Quarter
For the Current Quarter, we reported operating income of $8.9 million, net loss of $1.0 million and diluted earnings per share of negative $0.03 compared to operating income of $29.5 million, net income of $18.9 million and diluted earnings per share of $0.51 for the Comparable Quarter. The results for the Current Quarter were significantly impacted by:

•
Unfavorable foreign currency exchange impacts of $13.9 million driven primarily by a strengthening U.S. dollar, including $7.7 million reflected as a reduction in earnings from unconsolidated affiliates related to our affiliate in Brazil,

•
An increase in general and administrative expense of $23.6 million driven by higher compensation costs of $13.4 million, primarily related to improved BVA year-over-year and stock price performance versus our peer group, and higher professional fees of $5.1 million primarily related to ongoing Operational Excellence initiatives,

•	Non-cash impairment charges related to aircraft of $25.6 million and inventory of $3.8 million, and

•	The effect of an accounting correction of $5.3 million.
Adjusted operating income, adjusted net income and adjusted earnings per share, which are non-GAAP measures as discussed above, include the significant impact of the foreign currency exchange rate changes and general and administrative expense increases as these items are associated with our business operations. These non-GAAP measures exclude other special items though, including the inventory allowances and the accounting correction as well as the loss on disposal of assets (including aircraft impairment charges). After adjusting for these and other special items and the loss on disposal of assets during the Current Quarter, adjusted operating income, adjusted net income and adjusted diluted earnings per share were $43.6 million, $24.7 million and $0.70, respectively, for the Current Quarter. Excluding the special items described below and the loss on disposal of assets, adjusted operating income, adjusted net income and adjusted diluted earnings per share were $49.1 million, $31.3 million and $0.85, respectively, for the Comparable Quarter. The foreign currency exchange impact in the Current Quarter decreased earnings per share by $0.31, on an adjusted and unadjusted basis, compared to a decrease of $0.07 in the Comparable Quarter.
Adjusted EBITDAR, which excludes the same special items and loss on disposal of assets, was $109.1 million in the Current Quarter compared to $100.7 million in the Comparable Quarter. Adjusted EBITDAR improved despite the impact of foreign currency exchange and increased general and administrative expenses as a result of the following:

•	An increase in activity in our Europe business unit, including the addition of Eastern Airways in February 2014,

•	The startup of new contracts in our Australia business unit,

•	Improved contract terms in our West Africa business unit,

•
The recovery of $1.8 million from an original equipment manufacturer provided in the form of maintenance credits resulting from a settlement for aircraft performance issues and related costs that benefited results in our Europe and Australia business units, and

•	A favorable shift in the mix to larger aircraft under contract that benefited our operations in our North America business unit.
Despite the increase in adjusted EBITDAR, adjusted EBITDAR margin decreased from 27.0% in the Comparable Quarter to 25.3% in the Current Quarter, driven primarily by the foreign currency exchange impact and general and administrative expense increase, which primarily affected our Corporate results.
Adjusted net income and adjusted diluted earnings per share for the Current Quarter also decreased due to the foreign currency exchange impact and general and administrative expense increases. Additionally, operating income, net income and diluted earnings per share, on an unadjusted and adjusted basis, were impacted by an $18.0 million increase in rent expense over the Comparable Quarter as we increased the number of leased aircraft.

Gross revenue increased 11.6% to $460.1 million for the Current Quarter from $412.3 million for the Comparable Quarter driven primarily by the addition of new contracts with improved contract terms and improvements in flight activity in our Australia business unit ($16.4 million) and the addition of Eastern Airways in February 2014, which contributed $34.8 million of operating revenue during the Current Quarter to our Europe business unit.
Direct costs increased 14.4%, or $37.6 million, to $299.2 million for the Current Quarter from $261.6 million for the Comparable Quarter driven primarily by a $17.9 million increase in rent expense primarily due to an increase in the number of leased aircraft in our Europe and Australia business units, a $10.2 million increase in salaries and benefits due to increased activity and the addition of Eastern Airways and a $4.2 million increase in fuel expense primarily due to the addition of Eastern Airways.
Reimbursable expense decreased 22.2%, or $8.1 million, to $28.5 million in the Current Quarter from $36.7 million in the Comparable Quarter primarily due to a decrease in our Europe business unit.
Depreciation and amortization was mostly flat at $23.6 million for the Current Quarter and $23.7 million for the Comparable Quarter as the addition of Eastern Airways and a decrease in salvage values for some older aircraft operating in Australia was offset by decreased depreciation due to aircraft sold and leased back.
General and administrative expense increased 48.2%, or $23.6 million, to $72.5 million for the Current Quarter from $48.9 million for the Comparable Quarter primarily due to an overall increase in compensation expense and professional fees discussed above, but also due to the addition of Eastern Airways ($3.7 million).
Gain (loss) on disposal of assets decreased $30.3 million, to a loss of $26.3 million for the Current Quarter from a gain of $4.0 million for the Comparable Quarter. The loss on disposal of assets in the Current Quarter included the impairment charges discussed above totaling $25.6 million related to 12 held for sale aircraft and by a loss of $0.7 million from the sale or disposal of aircraft and other equipment. The impairment changes recorded during the Current Quarter included $24.5 million relating to 10 large aircraft of an older model type we are in the process of removing from our fleet. Another seven of the same model of aircraft currently operating will be removed from our fleet sooner than planned, which will result in an adjustment to the salvage values and additional depreciation expense of approximately $17 million, which we expect to record over the quarters ending March 31 and June 30, 2015. During the Comparable Quarter, the gain on disposal of assets included a gain of $5.2 million from the sale of 17 aircraft and other equipment partially offset by impairment charges totaling $1.2 million related to three held for sale aircraft.
Earnings from unconsolidated affiliates, net of losses, increased $15.0 million to a loss of $1.0 million for the Current Quarter from $15.9 million in the Comparable Quarter. The increase in earnings from unconsolidated affiliates, net of losses, primarily resulted from a $15.7 million increase from Líder. During the Comparable Quarter, we recorded $19.3 million in reduced earnings from Líder for additional tax charges resulting primarily from a tax amnesty payment Líder made to the Brazilian government. Our earnings from Líder in the Current Quarter and Comparable Quarter were reduced by unfavorable impacts of foreign currency exchange rate changes of $7.7 million and $2.4 million, respectively. The $19.3 million is a special item and excluded from adjusted operating income, adjusted EBITDAR, adjusted net income and adjusted earnings per share in the Comparable Quarter.
Our results for the Current Quarter were positively impacted by the sale of our 50% interest in HCA for £2.7 million, or approximately $4.2 million, resulting in a pre-tax gain of $3.9 million included as gain on sale of unconsolidated affiliate.
Interest expense, net increased and other income (expense), net and provision for income taxes decreased in the Current Quarter compared to the Comparable Quarter. For further details, see “Business Unit Operating Results – Current Quarter Compared to Comparable Quarter” discussed elsewhere in this Quarterly Report.

As discussed above, the inventory allowances and the accounting correction were identified as special items during the Current Quarter. Additionally, the gain on sale of unconsolidated affiliate, the repurchase of a portion of our 6 ¼% Senior Notes (the repurchase premium and write-off of deferred financing fees) and an accrued maintenance cost reversal have been identified as special items for the Current Quarter. In the Comparable Quarter, the impact of the Líder tax amnesty payment, costs associated with the North America business unit restructuring and severance costs in the Southern North Sea were identified as special items. These items in the Current Quarter and Comparable Quarter have been identified as special items as they are not considered by management to be part of our ongoing operations when assessing and measuring the operational and financial performance of the organization. The impact of these items on our adjusted operating income, adjusted EBITDAR, adjusted net income and adjusted diluted earnings per share is as follows:

	Three Months Ended December 31, 2014
	Adjusted Operating Income	Adjusted EBITDAR	Adjusted Net Income	Adjusted Diluted Earnings Per Share
	(In thousands, except per share amounts)
Gain on sale of unconsolidated affiliate	$—	$3,921	$2,549	$0.07
Inventory allowances	(3,805)	(3,805)	(3,044)	(0.09)
Repurchase of 6 ¼% Senior Notes	—	(690)	(594)	(0.02)
Accounting correction	(5,325)	(5,325)	(4,207)	(0.12)
Accrued maintenance cost reversal	813	813	642	0.02
Total special items	$(8,317)	$(5,086)	$(4,654)	(0.13)
	Three Months Ended December 31, 2013
	Adjusted Operating Income	Adjusted EBITDAR	Adjusted Net Income	Adjusted Diluted Earnings Per Share
	(In thousands, except per share amounts)
North America restructuring	$(2,101)	$(2,101)	$(1,366)	$(0.04)
Líder taxes	(19,335)	(19,335)	(12,567)	(0.34)
Severance costs in the Southern North Sea	(2,100)	(2,100)	(1,617)	(0.04)
Total special items	$(23,536)	$(23,536)	$(15,550)	(0.42)

Current Period Compared to Comparable Period
For the Current Period, we reported operating income of $118.2 million, net income of $69.2 million and diluted earnings per share of $1.94 compared to operating income of $139.6 million, net income of $156.4 million and diluted earnings per share of $4.28 for the Comparable Period. The results for the Current Period included a $3.9 million gain on the sale of an unconsolidated affiliate, $1.6 million in costs related to the restructuring of our North America business unit, $5.5 million in additional expense related to CEO succession, $7.2 million in inventory allowances related to excess inventory identified primarily related to older large aircraft models, $3.3 million in premium and fees associated with a repurchase of a portion of our 6¼% Senior Notes and a $4.1 million accounting correction, which had a combined negative impact of $0.35 on diluted earnings per share. Excluding these special items and gain on disposal of assets, adjusted operating income, adjusted net income and adjusted diluted earnings per share were $161.3 million, $102.2 million and $2.87, respectively, for the Current Period. Excluding the special items described below and loss on disposal of assets, adjusted operating income, adjusted net income and adjusted diluted earnings per share were $165.3 million, $113.9 million and $3.11, respectively, for the Comparable Period. Results for the Current Period were significantly affected by foreign currency exchange impacts and an increase in overall general and administrative expense as discussed above for the Current Quarter. The foreign currency exchange impact in the Current Period decreased earnings per share by $0.60, on an adjusted and unadjusted basis, compared to a decrease of $0.10 in the Comparable Period.
Adjusted EBITDAR, which excludes the same special items and gain (loss) on disposal of assets in both periods, was $347.5 million in the Current Period compared to $311.0 million in the Comparable Period. Adjusted EBITDAR margin declined year-over-year to 26.6% in the Current Period from 28.0% in the Comparable Period primarily due to the foreign currency exchange impacts and increased general and administrative expense.

The increase in adjusted EBITDAR is primarily due to the following:

•	An increase in activity in our Europe business unit, including the addition of Eastern Airways in February 2014,

•	The startup of new contracts in our Australia business unit,

•	Improved contract terms in our West Africa business unit,

•
The recovery of $14.3 million from an original equipment manufacturer provided in the form of maintenance credits resulting from a settlement for aircraft performance issues and related costs that benefited results in our Europe and Australia business units,

•	A favorable shift in the mix to larger aircraft under contract that benefited our operations in our North America business unit, and

•
The reversal of $4.4 million in bad debt expense in our North America business unit related to a client that had previously filed for bankruptcy for which we have subsequently settled and collected funds.

Additionally, operating income, net income and diluted earnings per share, on an unadjusted and adjusted basis, were impacted by a $40.2 million increase in rent expense over the Comparable Period as we increased the number of leased aircraft.
Gross revenue increased 14.6%, or $0.2 billion, to $1.4 billion for the Current Period from $1.2 billion for the Comparable Period driven primarily by the addition of new contracts with improved contract terms and improvements in flight activity in our Europe ($27.3 million), Australia ($36.6 million) and West Africa ($6.8 million) business units and the addition of Eastern Airways in February 2014, which contributed $114.1 million of operating revenue to our Europe business unit during the Current Period.
Direct costs increased 16.2%, or $125.0 million, to $898.7 million for the Current Period from $773.6 million for the Comparable Period driven primarily by a $56.0 million increase in salaries and benefits due to increased activity and the addition of Eastern Airways in February 2014, a $38.3 million increase in rent expense primarily due to an increase in the number of leased aircraft, an increase of $17.1 million in fuel primarily due to the addition of Eastern Airways and an increase of $7.8 million in travel and meals and training expense due to an increase in activity, partially offset by a $11.6 million decline in maintenance expense. The decrease in maintenance expense is primarily due to the maintenance credits discussed above, partially offset by the inventory allowances of $7.2 million related to older aircraft models which we are in the process of exiting.
Reimbursable expense declined 13.9%, or $15.3 million, to $94.5 million in the Current Period from $109.7 million in the Comparable Period primarily due to a decline in our Europe business unit.
Depreciation and amortization increased 9.7%, or $6.8 million, to $77.2 million for the Current Period from $70.3 million for the Comparable Period primarily due to the addition of Eastern Airways in February 2014 and a decrease in salvage values for some older aircraft operating in Australia.
General and administrative expense increased 43.4%, or $59.0 million, to $194.7 million for the Current Period from $135.7 million for the Comparable Period primarily due to an overall increase in compensation, professional fees, information technology expenses and training (including implementation and training costs for a new ERP system) and recruitment expenses. Additionally, during the Current Period we recorded $5.5 million in expense related to CEO succession.
Gain (loss) on disposal of assets decreased $24.8 million to a loss of $25.6 million for the Current Period from a loss of $0.8 million for the Comparable Period. The loss on disposal of assets in the Current Period included impairment charges totaling $28.8 million related to 18 held for sale aircraft partially offset by a gain of $3.2 million from the sale of aircraft and other equipment. See discussion of the impairment of 10 of the held for sale aircraft totaling $24.5 million under “Business Unit Operating Results – Current Quarter Compared to Comparable Quarter” above. During the Comparable Period, the loss on disposal of assets included a loss of $2.6 million from the sale of 32 aircraft and other equipment and impairment charges totaling $3.4 million related to six held for sale aircraft.
Earnings from unconsolidated affiliates, net of losses, decreased $0.7 million to $0.4 million for the Current Period from $1.1 million in the Comparable Period. The decrease in earnings from unconsolidated affiliates, net of losses, primarily resulted from higher earnings of $6.0 million from our investment in Líder in Brazil, a decrease of $3.2 million in earnings due to the sale of our investment in the FB Entities in July 2013 and a decrease of $2.0 million as we received $2.0 million of dividends from our cost method investment in Egypt during the Comparable Period. During the Comparable Period, we recorded $17.8 million in reduced earnings from Líder for additional charges resulting primarily from a tax amnesty payment Líder made to the Brazilian government. The $17.8 million is a special item and excluded from adjusted operating income, adjusted EBITDAR, adjusted net income and adjusted earnings per share in the Comparable Period. Our earnings from Líder in the Current Period and Comparable

Period were reduced by unfavorable impacts of foreign currency exchange rates changes of $16.1 million and $4.8 million, respectively.
Gain on sale of unconsolidated affiliate includes $3.9 million and $103.9 million in pre-tax gains related to the sale of HCA and the FB Entities during the Current Period and the Comparable Period, respectively. For further details, see “Business Unit Operating Results – Current Period Compared to Comparable Period” discussed elsewhere in this Quarterly Report.
Interest expense, net, other income (expense), net and provision for income taxes decreased in the Current Period compared to the Comparable Period. For further details, see “Business Unit Operating Results – Current Period Compared to Comparable Period” discussed elsewhere in this Quarterly Report.
As discussed above, the impact of the costs associated with the gain on sale of unconsolidated affiliate, North America business unit restructuring, CEO succession, inventory allowances, the repurchase of a portion of our 6 ¼% Senior Notes (the repurchase premium and write-off of deferred financing fees), the accounting correction and the accrued maintenance cost reversal have been identified as special items for the Current Period. In the Comparable Period, special items that impacted our results included the gain on sale of unconsolidated affiliate, cancellation of a potential financing, inventory allowances and the North America business unit restructuring, the impact of the Líder tax amnesty payment and severance cost in the Southern North Sea. These items in the Current Period and Comparable Period have been identified as special items as they are not considered by management to be part of our ongoing operations when assessing and measuring the operational and financial performance of the organization. The impact of these items on our adjusted operating income, adjusted EBITDAR, adjusted net income and adjusted diluted earnings per share is as follows:

	Nine Months Ended December 31, 2014
	Adjusted Operating Income	Adjusted EBITDAR	Adjusted Net Income	Adjusted Diluted Earnings Per Share
	(In thousands, except per share amounts)
Gain on sale of unconsolidated affiliate	$—	$3,921	$2,549	$0.07
North America restructuring	(1,611)	(1,611)	(1,047)	(0.03)
CEO succession	(5,501)	(5,501)	(3,576)	(0.10)
Inventory allowances	(7,167)	(7,167)	(5,734)	(0.16)
Repurchase of 6 ¼% Senior Notes	—	(2,591)	(2,113)	(0.06)
Accounting correction	(4,071)	(4,071)	(3,216)	(0.09)
Accrued maintenance cost reversal	813	813	642	0.02
Total special items	$(17,537)	$(16,207)	$(12,495)	(0.35)

	Nine Months Ended December 31, 2013
	Adjusted Operating Income	Adjusted EBITDAR	Adjusted Net Income	Adjusted Diluted Earnings Per Share
	(In thousands, except per share amounts)
Gain on sale of unconsolidated affiliate	$—	$103,924	$67,897	$1.86
Cancellation of potential financing	—	—	(8,276)	(0.23)
Inventory allowances	(2,364)	(2,364)	(1,536)	(0.04)
North America restructuring	(2,650)	(2,650)	(1,723)	(0.05)
Líder taxes	(17,820)	(17,820)	(11,583)	(0.32)
Severance costs in the Southern North Sea	(2,100)	(2,100)	(1,617)	(0.04)
Total special items	$(24,934)	$78,990	$43,162	1.18

Business Unit Operating Results
The following tables set forth certain operating information for the business units comprising our Helicopter Services segment. Intercompany lease revenue and expense are eliminated from our segment reporting, and depreciation expense of aircraft is presented in the segment that operates the aircraft.
Current Quarter Compared to Comparable Quarter
Set forth below is a discussion of the operations of our business units. Our consolidated results are discussed under “Results of Operations” above.
Europe

	Three Months Ended December 31,		Favorable (Unfavorable)

	2014	2013
	(In thousands, except percentages)
Operating revenue	$193,842	$158,458	$35,384	22.3%
Earnings from unconsolidated affiliates, net of losses	$107	$758	$(651)	(85.9)%
Operating income	$29,001	$29,729	$(728)	(2.4)%
Operating margin	15.0%	18.8%	(3.8)%	(20.2)%
Adjusted EBITDAR	$64,233	$55,995	$8,238	14.7%
Adjusted EBITDAR margin	33.1%	35.3%	(2.2)%	(6.2)%
Bristow Helicopters acquired a 60% interest in Eastern Airways in February 2014, which contributed $34.8 million in operating revenue and $5.4 million in adjusted EBITDAR for the Current Quarter representing a significant portion of improvement over the Comparable Quarter in our Europe business unit. Additionally, operating revenue also improved due to an increase in activity and addition of a new contract in Norway.
The increase in adjusted EBITDAR was driven by the revenue growth. Other expenses also increased as a result of the addition of Eastern Airways and the increase in activity levels, such as salaries and benefits of $9.2 million and fuel expense of $4.6 million, which related to the addition of Eastern Airways, as well as increased rent expense of $13.6 million ($1.6 million of which related to Eastern Airways). Additionally, operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin benefited from the recovery of $1.1 million in credits for maintenance expense from an original equipment manufacturer during the Current Quarter resulting from settlement for aircraft performance and transportation costs. Despite the increase in adjusted EBITDAR, adjusted EBITDAR margin decreased during the Current Quarter as Eastern Airways is a lower margin business and our results were significantly impacted by a $5.5 million unfavorable impact of foreign currency exchange rates.
On November 21, 2014, we sold our 50% interest in HCA which was accounted for under the equity method and included in our Europe business unit operating results. HCA generated $0.1 million and $0.8 million of operating income and adjusted EBITDAR for the Current Quarter and Comparable Quarter, respectively. For further discussion, see “Executive Overview – Market Outlook” discussed elsewhere in this Quarterly Report.
We expect our results in Europe to continue to be strong in future periods as a result of additional new contracts commencing and possible major contract awards. However, we are currently unable to determine the impact that could result from new rules proposed by the U.K. CAA and the impact of declining crude oil prices as discussed under “Executive Overview – Market Outlook” discussed elsewhere in this Quarterly Report.

West Africa

	Three Months Ended December 31,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Operating revenue	$80,513	$79,421	$1,092	1.4%
Operating income	$24,909	$21,777	$3,132	14.4%
Operating margin	30.9%	27.4%	3.5%	12.8%
Adjusted EBITDAR	$27,886	$26,601	$1,285	4.8%
Adjusted EBITDAR margin	34.6%	33.5%	1.1%	3.3%
Operating revenue for West Africa increased in the Current Quarter primarily due to increased activity from new and certain existing contracts which increased operating revenue by $11.7 million, and improved contract terms which increased operating revenue by $1.7 million, partially offset by a decline in activity on other contracts which decreased operating revenue by $11.9 million.
Operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin improved due to the increases in operating revenue and cost control measures reflected in a decrease of $1.0 million in salaries and benefits and a decrease of $1.6 million in freight costs and maintenance expense. Also impacting adjusted EBITDAR and adjusted EBITDAR margin during the Current Quarter was a $2.0 million unfavorable impact of foreign currency exchange rate changes.
As previously discussed, we have seen recent changes in the West Africa market as a result of new competitors entering this market. Additionally, increasingly active trade unions, changing regulations and the changing political environment have made, and are expected to continue to make, our operating results from Nigeria unpredictable.
North America

	Three Months Ended December 31,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Operating revenue	$62,399	$54,916	$7,483	13.6%
Earnings from unconsolidated affiliates, net of losses	$100	$536	$(436)	(81.3)%
Operating income	$14,937	$6,666	$8,271	124.1%
Operating margin	23.9%	12.1%	11.8%	97.5%
Adjusted EBITDAR	$24,935	$18,150	$6,785	37.4%
Adjusted EBITDAR margin	40.0%	33.1%	6.9%	20.8%
Operating revenue for North America increased in the Current Quarter primarily due to an increase in the number of medium and large aircraft on contract in the U.S. Gulf of Mexico, which increased operating revenue by $10.0 million, partially offset by our planned closure of operations in Alaska which reduced operating revenue by $3.2 million, and a decline in the number of small aircraft on contract in the U.S. Gulf of Mexico which reduced operating revenue by $0.7 million.
During the Comparable Quarter, we recorded $0.5 million in costs associated with the restructuring of this business unit and planned closure of our Alaska operations, which related primarily to employee severance and retention costs. Adjusted EBITDAR and adjusted EBITDAR margin excludes these costs in the Comparable Quarter. The increase in operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin are driven by the increase in operating revenue, partially offset by an increase in rent expense due to additional aircraft on lease and a decrease in earnings from unconsolidated affiliates, net of losses, related to Cougar.

Australia

	Three Months Ended December 31,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Operating revenue	$52,425	$34,606	$17,819	51.5%
Operating income (loss)	$4,256	$(1,027)	$5,283	514.4%
Operating margin	8.1%	(3.0)%	11.1%	370.0%
Adjusted EBITDAR	$13,334	$5,187	$8,147	157.1%
Adjusted EBITDAR margin	25.4%	15.0%	10.4%	69.3%
Operating revenue for Australia increased in the Current Quarter due to the start of new contracts, including a significant contract with INPEX, and additional aircraft on contract which increased operating revenue by $26.6 million, partially offset by the ending of short-term contracts which decreased operating revenue by $5.8 million.
Operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin improved primarily due to the increase in operating revenue, partially offset by an increase in salaries and benefits of $4.5 million, rent expense of $3.1 million and depreciation and amortization of $1.3 million. The increase in depreciation expense is primarily due to a decrease in salvage values for some older aircraft operating in this market. Also impacting adjusted EBITDAR and adjusted EBITDAR margin during the Current Quarter was a $1.5 million unfavorable impact of foreign currency exchange rate changes. Additionally during the Current Quarter we were able to recover $0.7 million in credits for maintenance expense from an original equipment manufacturer as settlements for aircraft performance and transportation costs.
Other International

	Three Months Ended December 31,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Operating revenue	$32,588	$30,778	$1,810	5.9%
Earnings from unconsolidated affiliates, net of losses	$(1,165)	$(17,239)	$16,074	93.2%
Operating income	$2,887	$(12,808)	$15,695	122.5%
Operating margin	8.9%	(41.6)%	50.5%	121.4%
Adjusted EBITDAR	$6,758	$10,214	$(3,456)	(33.8)%
Adjusted EBITDAR margin	20.7%	33.2%	(12.5)%	(37.7)%
Operating revenue for Other International increased in the Current Quarter primarily due to a contract in Tanzania that started in the fourth quarter of fiscal year 2014 ($5.8 million), partially offset by a decline in revenue resulting from the end of contracts in Malaysia ($1.8 million) and Mexico ($0.7 million), and reduced activity in Brazil ($0.7 million) and Trinidad ($0.7 million).
Earnings from unconsolidated affiliates, net of losses, increased primarily due to lower equity earnings losses from our investment in Líder in Brazil of $15.7 million in the Current Quarter. During the Comparable Quarter we recorded $19.3 million in reduced earnings from Líder for additional tax charges resulting primarily from a tax amnesty payment Líder made to the Brazilian government. Our earnings from Líder in the Current Quarter and Comparable Quarter were reduced by unfavorable impacts of foreign currency exchange rate changes of $7.7 million and $2.4 million, respectively. The $19.3 million is a special item and excluded from adjusted operating income, adjusted EBITDAR, adjusted net income and adjusted earnings per share in the Comparable Quarter. See further discussion about our investment in Líder and the Brazil market in “Executive Overview – Market Outlook” and “– Current Quarter Compared to Comparable Quarter” included elsewhere in this Quarterly Report.
Operating income and operating margin increased primarily due to an increase of $16.1 million in earnings from unconsolidated affiliates, net of losses, and the addition of the contract in Tanzania, partially offset by lower activity in Brazil and the end of the contract in Malaysia. Adjusted EBITDAR and adjusted EBITDAR margin for the Comparable Quarter exclude the additional tax charges for Líder. The decline in adjusted EBITDAR and adjusted EBITDAR margin are primarily a result of the foreign currency exchange rate changes. Excluding the unfavorable foreign currency exchange rate impacts, our adjusted EBITDAR margin would have been 45.0% and 41.6% for the Current Quarter and Comparable Quarter, respectively.

Corporate and Other

	Three Months Ended December 31,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Operating revenue	$9,987	$16,321	$(6,334)	(38.8)%
Operating loss	$(40,743)	$(18,817)	$(21,926)	(116.5)%
Adjusted EBITDAR	$(28,090)	$(15,470)	$(12,620)	(81.6)%
Corporate and other includes our Bristow Academy business unit, technical services business and corporate costs that have not been allocated out to other business units. Corporate operating expense primarily represents costs of our corporate office and other general and administrative costs not allocated to our business units. Operating loss for Corporate and other increased primarily due to:

•
An increase in compensation costs of $10.0 million, primarily resulting from improved BVA year-over-year and stock price performance versus our peer group, and professional fees of $3.8 million, primarily related to ongoing Operational Excellence initiatives,

•
Charges recorded during the Current Quarter for inventory allowances of $3.8 million related to excess inventory identified for older large aircraft models we will remove from our operational fleet over the next two fiscal years, and

•	The negative impact of $5.3 million related to the accounting correction described below.
Adjusted EBITDAR for Corporate and other decreased primarily due to the increase in compensation costs and professional fees. The charges recorded for inventory allowances and the accounting correction are excluded from the calculation of adjusted EBITDAR.
During the Current Quarter, we determined that we had been improperly capitalizing profit on intercompany technical services billings related to aircraft modifications. To correct this error, we reduced property and equipment, net of accumulated depreciation, by $4.4 million and increased deferred gains on aircraft sold and leased back included within other long-term liabilities by $0.9 million as of December 31, 2014. The offsetting impact on our condensed consolidated statements of income for the Current Quarter was a reduction in revenue of $3.5 million, an increase in direct cost of $2.0 million and a reduction in depreciation and amortization of $0.2 million. The error is not material to our consolidated financial statements for the nine months ended December 31, 2014 or our previously reported condensed consolidated financial statements for any period.
Interest Expense, Net

	Three Months Ended December 31,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Interest income	$118	$407	$(289)	(71.0)%
Interest expense	(8,591)	(9,873)	1,282	13.0%
Amortization of debt discount	(1,063)	(984)	(79)	(8.0)%
Amortization of debt fees	(717)	(532)	(185)	(34.8)%
Capitalized interest	3,277	4,136	(859)	(20.8)%
Interest expense, net	$(6,976)	$(6,846)	$(130)	(1.9)%
The increase in interest expense, net in the Current Quarter is primarily due lower capitalized interest and the write-off of deferred financing fees of $0.2 million related to the repurchase of a portion of our 6¼% Senior Notes in the Current Quarter, partially offset by lower average borrowings on our Revolving Credit Facility during the Current Quarter.

Other Income (Expense), Net

	Three Months Ended December 31,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Foreign currency losses	$(4,578)	$(546)	$(4,032)	*
Other	(645)	(150)	(495)	*
Other income (expense), net	$(5,223)	$(696)	$(4,527)	*
______
* percentage change not meaningful
Other income (expense), net increased primarily due to the impact of changes in foreign currency exchange rates during the Current Quarter driven by the strengthening of the U.S. dollar versus the Australian dollar, British pound sterling, the euro, Nigeria naira and Norwegian kroner. Additionally, other income (expense), net for the Current Quarter includes $0.7 million in premiums and fees for the repurchase of a portion of our 6 ¼% Senior Notes.
Taxes

	Three Months Ended December 31,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Effective tax rate	88.9%	13.4%	(75.5)%	*
Net foreign tax on non-U.S. earnings	$4,646	$3,336	$(1,310)	(39.3)%
Benefit of foreign earnings indefinitely reinvested abroad	$(7,882)	$(9,712)	$(1,830)	(18.8)%
Change in valuation allowance for contingency	$32	$31	$(1)	(3.2)%
Utilization of foreign tax credits	$(2,592)	$1,526	$4,118	269.9%
Change in valuation allowance	$740	$—	$(740)	*
______
 * percentage change not meaningful
Our effective income tax rate for the Current Quarter and Comparable Quarter were reduced by the permanent investment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits.
Our effective tax rate for the Comparable Quarter includes a $6.2 million benefit due to the revaluation of our deferred taxes as a result of the Líder tax amnesty payment. Excluding this item, our effective tax rate was 23.1% for the Comparable Quarter.
Current Period Compared to Comparable Period
Set forth below is a discussion of the operations of our business units. Our consolidated results are discussed under “Results of Operations” above.

Europe

	Nine Months Ended December 31,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Operating revenue	$601,797	$451,969	$149,828	33.2%
Earnings from unconsolidated affiliates, net of losses	$888	$4,671	$(3,783)	(81.0)%
Operating income	$108,951	$82,708	$26,243	31.7%
Operating margin	18.1%	18.3%	(0.2)%	(1.1)%
Adjusted EBITDAR	$202,445	$152,677	$49,768	32.6%
Adjusted EBITDAR margin	33.6%	33.8%	(0.2)%	(0.6)%
Bristow Helicopters acquired 60% interest in Eastern Airways in February 2014, which contributed $114.1 million in operating revenue and $24.4 million in adjusted EBITDAR for the Current Period representing a significant portion of improvement over the Comparable Period in our Europe business unit. Additionally, the operations of our Europe business unit have continued to expand since the Comparable Period with the net addition of 11 LACE. These additional aircraft, as well as an overall increase in activity with existing clients and under new contracts, resulted in $29.8 million of increased operating revenue in the Current Period.
The increases in operating income and adjusted EBITDAR were driven by the revenue growth. Other expenses also increased as a result of the addition of Eastern Airways and the increase in activity levels, such as salaries and benefits of $42.1 million ($30.4 million Eastern Airways), fuel expense of $17.2 million ($16.7 million Eastern Airways) and rent expense of $25.5 million ($6.1 million Eastern Airways). Additionally, operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin benefited from the recovery of $9.7 million in credits for maintenance expense from an original equipment manufacturer during the Current Period resulting from settlement for aircraft performance and transportation costs. This benefit was partially offset by an unfavorable impact from foreign currency exchange rate changes of $10.4 million and the decrease in earnings from unconsolidated affiliates, net losses of $3.8 million due to the sale of the FB entities in July 2013. Despite the increase in adjusted EBITDAR, adjusted EBITDAR margins decreased during the Current Period as Eastern Airways is a lower margin business.
West Africa

	Nine Months Ended December 31,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Operating revenue	$240,547	$231,075	$9,472	4.1%
Operating income	$60,596	$59,261	$1,335	2.3%
Operating margin	25.2%	25.6%	(0.4)%	(1.6)%
Adjusted EBITDAR	$73,226	$73,396	$(170)	(0.2)%
Adjusted EBITDAR margin	30.4%	31.8%	(1.4)%	(4.4)%
Operating revenue for West Africa increased in the Current Period primarily due to increased activity from new and certain existing contracts which increased operating revenue by $32.7 million and improved contract terms which increased operating revenue by $10.3 million, partially offset by a decrease in activity from other contracts which decreased operating revenue by $32.6 million.
Operating income and adjusted EBITDAR improved as a result of the increases in operating revenue. Operating margin and adjusted EBITDAR margin decreased slightly in the Current Period primarily due to an unfavorable impact from foreign currency exchange rate changes of $3.8 million and an increase in salaries and benefits of $3.3 million resulting from annual salary increases.
For further discussion of additional matters related to operations in West Africa, see “– Current Quarter Compared to Comparable Quarter – West Africa” included elsewhere in this Quarterly Report.
North America

	Nine Months Ended December 31,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Operating revenue	$175,897	$173,504	$2,393	1.4%
Earnings from unconsolidated affiliates, net of losses	$(479)	$640	$(1,119)	*
Operating income	$35,406	$23,953	$11,453	47.8%
Operating margin	20.1%	13.8%	6.3%	45.7%
Adjusted EBITDAR	$65,937	$53,865	$12,072	22.4%
Adjusted EBITDAR margin	37.5%	31.0%	6.5%	21.0%
______
 * percentage change not meaningful
Operating revenue increased for North America in the Current Period primarily due to an increase in the number of medium and large aircraft on contract in the U.S. Gulf of Mexico which increased operating revenue by $22.9 million, partially offset by a decline in the number of small aircraft on contract in the U.S. Gulf of Mexico which reduced operating revenue by $11.4 million, and our planned closure of operations in Alaska which reduced operating revenue by $11.0 million.
During the Current Period, we reversed $4.4 million of bad debt expense in our North America business unit related to a client that had previously filed for bankruptcy for which we have subsequently settled and collected funds. Also, during the Current Period and Comparable Period, we recorded $1.6 million and $2.7 million, respectively, in costs associated with the restructuring of this business unit and planned closure of our Alaska operations, which related primarily to employee severance and retention costs. Adjusted EBITDAR and adjusted EBITDAR margin excludes these restructuring costs for both the Current Period and

Comparable Period. The increase in operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin were driven by the change in mix of fleet on contract in the U.S. Gulf of Mexico to more medium and large aircraft. The reversal of the bad debt expense of $4.4 million also added to adjusted EBITDAR. These increases were partially offset by a decrease in earnings from unconsolidated affiliates, net of losses, related to Cougar.
For further discussion of additional matters related to operations in North America, see “– Current Quarter Compared to Comparable Quarter – North America” included elsewhere in this Quarterly Report.
Australia

	Nine Months Ended December 31,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Operating revenue	$146,126	$108,145	$37,981	35.1%
Operating income	$7,496	$4,761	$2,735	57.4%
Operating margin	5.1%	4.4%	0.7%	15.9%
Adjusted EBITDAR	$35,029	$19,374	$15,655	80.8%
Adjusted EBITDAR margin	24.0%	17.9%	6.1%	34.1%
Operating revenue for Australia increased in the Current Period primarily due to the start of new contracts and additional activity and aircraft on contract, including a significant contract with INPEX which increased operating revenue by $62.5 million, partially offset by the ending of short-term contracts which reduced operating revenue by $20.4 million.
Operating income and operating margin improved primarily due to the increase in operating revenue, partially offset by an increase in salaries and benefits of $13.2 million, rent expense of $8.4 million and depreciation and amortization of $5.5 million. Adjusted EBITDAR and adjusted EBITDAR margin also improved due to the increase in operating revenue, partially offset by the salaries and benefits increase. During the Current Period, results in Australia were impacted by incurring costs, including salaries and benefits, depreciation, insurance, training and lease costs, in anticipation of certain contracts that were delayed in starting. During the Current Period we were able to recover $4.6 million in credits for maintenance expense from an original equipment manufacturer as settlements for aircraft performance and transportation costs. Before the benefit of the maintenance credits utilized during the Current Period, adjusted EBITDAR margin was 20.8%.
For further discussion of additional matters related to operations in Australia, see “– Current Period Compared to Comparable Period – Australia” included elsewhere in this Quarterly Report.
Other International

	Nine Months Ended December 31,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Operating revenue	$103,926	$95,821	$8,105	8.5%
Earnings from unconsolidated affiliates, net of losses	$10	$(4,196)	$4,206	100.2%
Operating income	$16,245	$14,288	$1,957	13.7%
Operating margin	15.6%	14.9%	0.7%	4.7%
Adjusted EBITDAR	$28,105	$43,532	$(15,427)	(35.4)%
Adjusted EBITDAR margin	27.0%	45.4%	(18.4)%	(40.5)%
Operating revenue for Other International increased in the Current Period primarily due to a contract in Tanzania that started in the fourth quarter of fiscal year 2014 ($15.1 million) and increased activity in Trinidad ($5.8 million), partially offset by a decline in revenue resulting from a decline in aircraft on contract in Malaysia ($8.8 million), Mexico ($1.9 million) and Brazil ($1.0 million).
Earnings from unconsolidated affiliates, net of losses, increased primarily due to an increase in earnings from our investment in Líder in Brazil of $6.0 million and a decrease of $2.0 million as we received dividends from our cost method investment in Egypt during the Comparable Period. During the Comparable Period, we recorded $17.8 million in reduced earnings from Líder for additional charges resulting primarily from a tax amnesty payment Líder made to the Brazilian government. Additionally, impacting Líder's results for the Current Period was an $11.2 million unfavorable impact of foreign currency exchange rates. See further discussion about our investment in Líder and the Brazil market in “Executive Overview – Market Outlook” and “– Current Period Compared to Comparable Period” included elsewhere in this Quarterly Report.

Operating income and operating margin increased primarily due to an increase of $4.2 million in earnings from unconsolidated affiliates, net of losses, and the decline in activity in Malaysia, partially offset by increased activity in Trinidad and the addition of the contract in Tanzania. Adjusted EBITDAR and adjusted EBITDAR margin for the Comparable Period exclude the additional tax charges for Líder. The decline in adjusted EBITDAR and adjusted EBITDAR margin are primarily a result of the end of the contracts in Malaysia and Mexico, lower activity in Brazil and the impact of foreign currency exchange rate changes, partially offset by the contract in Tanzania and increased activity in Trinidad. Excluding the unfavorable foreign currency exchange rate impact, our adjusted EBITDAR margin would have been 42.9% and 52.5% for the Current Period and Comparable Period, respectively.
Corporate and Other

	Nine Months Ended December 31,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Operating revenue	$44,235	$54,229	$(9,994)	(18.4)%
Operating loss	$(84,928)	$(44,612)	$(40,316)	(90.4)%
Adjusted EBITDAR	$(57,248)	$(31,876)	$(25,372)	(79.6)%
Corporate and other includes our Bristow Academy business unit, technical services business and corporate costs that have not been allocated to other business units.
Operating revenue decreased primarily due to a decrease of support fees for helicopters operating in Canada of $3.0 million, a decrease of technical services part and work order sales of $2.4 million and a decrease in operating revenue at Bristow Academy of $1.2 million primarily resulting from lower activity at the Nevada campus in the Current Period.
Operating loss for Corporate and other increased primarily due to:

•
An increase in compensation costs of $16.0 million, primarily resulting from $5.5 million of expense related to CEO succession, improved BVA year-over-year and stock price performance versus our peer group, and professional fees of $7.5 million, primarily related to ongoing Operational Excellence initiatives,

•
Charges recorded during the Current Period for inventory allowances of $7.2 million related to excess inventory identified for older large aircraft models we will remove from our operational fleet over the next two fiscal years, which is an increase over similar charges recorded on inventory supporting other aircraft of $2.4 million in the Comparable Period, and

•	The negative impact of $4.1 million related to the accounting correction described below.
Adjusted EBITDAR for Corporate and other decreased primarily due to the increase in compensation costs and professional fees. The portion of compensation costs related to CEO succession, the charges recorded for inventory allowances and the accounting correction are excluded from the calculation of adjusted EBITDAR.
During the Current Period, we determined that we had been improperly capitalizing profit on intercompany technical services billings related to aircraft modifications. To correct this error, we reduced property and equipment, net of accumulated depreciation, by $4.4 million and increased deferred gains on aircraft sold and leased back included within other long-term liabilities by $0.9 million as of December 31, 2014. The impact on our condensed consolidated statements of income for the nine months ended December 31, 2014 was an increase in direct costs of $4.1 million. The error is not material to our consolidated financial statements for the nine months ended December 31, 2014 or our previously reported condensed consolidated financial statements for any period.

Interest Expense, Net

	Nine Months Ended December 31,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Interest income	$740	$1,288	$(548)	(42.5)%
Interest expense	(28,735)	(30,615)	1,880	6.1%
Amortization of debt discount	(3,130)	(2,695)	(435)	(16.1)%
Amortization of debt fees	(2,176)	(14,524)	12,348	85.0%
Capitalized interest	11,626	11,133	493	4.4%
Interest expense, net	$(21,675)	$(35,413)	$13,738	38.8%
The decrease in interest expense, net in the Current Period is primarily due to the write-off of $12.7 million of deferred financing fees related to a potential financing in the Comparable Period, partially offset by a write-off of deferred financing fees of $0.7 million related to the repurchase of a portion of our 6¼% Senior Notes in the Current Period.
Other Income (Expense), Net

	Nine Months Ended December 31,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Foreign currency losses	$(6,692)	$(1,538)	$(5,154)	*
Other	(2,451)	963	(3,414)	(354.5)%
Other income (expense), net	$(9,143)	$(575)	$(8,568)	*
______
 * percentage change not meaningful
Other income (expense), net decreased primarily due changes in foreign currency exchange rates during the Current Period driven by the strengthening of the U.S. dollar versus the Australian dollar, British pound sterling, the euro, Nigerian naira and Norwegian kroner and to $2.6 million in premium and fees as a result of the repurchase of a portion of our 6¼% Senior Notes, partially offset by a gain of $1.1 million on the sale of intellectual property during the Comparable Period.
Taxes

	Nine Months Ended December 31,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Effective tax rate	20.1%	24.9%	4.8%	19.3%
Net foreign tax on non-U.S. earnings	$17,034	$13,754	$(3,280)	(23.8)%
Benefit of foreign earnings indefinitely reinvested abroad	$(36,471)	$(36,460)	$11	*
Change in valuation allowance for contingency	$29	$(88)	$(117)	(133.0)%
Foreign statutory rate reduction	$238	$—	$(238)	*
Utilization of foreign tax credits	$(7,489)	$6,089	$13,578	223.0%
Change in valuation allowance	$1,512	$—	$(1,512)	*
______
 * percentage change not meaningful
Our effective income tax rate for the Comparable Period reflects $36.3 million of tax expense for the sale of the FB entities, partially offset by a $2.1 million benefit due to the revaluation of our deferred taxes as a result of the enactment of a tax rate reduction in the U.K. Excluding these items, our effective tax rate was 19.6% for the Comparable Period.
Also our effective tax rate for the Current Period and Comparable Period were reduced by the permanent investment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits.

Liquidity and Capital Resources
Cash Flows
Operating Activities
Net cash flows provided by operating activities totaled $162.4 million during the Current Period compared to $137.3 million during the Comparable Period. Changes in non-cash working capital used $16.4 million and $0.2 million in cash flows from operating activities for the Current Period and Comparable Period, respectively. The increase in net cash flows provided by operating activities is primarily due to the growth of our operations from the Comparable Period to the Current Period.
Investing Activities
Cash flows used by investing activities totaled $90.7 million during the Current Period compared to $169.0 million during the Comparable Period. Cash was used for capital expenditures as follows:

	Nine Months Ended December 31,
	2014	2013
Number of aircraft delivered:
Medium	5	8
Large	12	9
Total aircraft	17	17
Capital expenditures (in thousands):
Aircraft and related equipment	$402,753	$484,754
Other	96,532	41,294
Total capital expenditures	$499,285	$526,048
In addition to these capital expenditures, investing cash flows were impacted by aircraft sales. During the Current Period, we received proceeds of $19.6 million primarily from the sale or disposal of 12 aircraft and certain other equipment and received $380.7 million for the sale of 14 aircraft which we subsequently leased back. Additionally during the Current Period, we sold our 50% interest in HCA for $4.2 million. During the Comparable Period, we received proceeds of $26.9 million primarily from the sale or disposal of 19 aircraft and certain other equipment and received $217.9 million for the sale of 13 aircraft which we subsequently leased back. During the Comparable Period, we sold our 50% interest in the FB Entities for $112.2 million.
Financing Activities
Cash flows used in financing activities totaled $139.4 million during the Current Period compared to cash flows provided by financing activities of $116.6 million during the Comparable Period. During the Current Period, we received $346.5 million from borrowings on our Revolving Credit Facility and $2.2 million in proceeds from the issuance of Common Stock upon exercise of stock options. During the Current Period, cash was used for the repayment of debt totaling $373.2 million, payment of dividends on our Common Stock totaling $33.9 million and repurchases of our Common Stock totaling $80.8 million. During the Comparable Period, we received $281.1 million from borrowings on our Revolving Credit Facility and $14.4 million in proceeds from the issuance of Common Stock upon exercise of stock options. During the Comparable Period, cash was used for the repayment of debt totaling $232.1 million, payment of deferred financing fees of $15.2 million and payment of dividends on our Common Stock totaling $27.3 million.

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

The following tables summarize our significant contractual obligations and other commercial commitments on an undiscounted basis as of December 31, 2014 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings as of December 31, 2014. Additional details regarding these obligations are provided in Note 8 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2014 Annual Report and in Notes 3, 4, 5 and 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Payments Due by Period
		Three Months Ending March 31, 2015	Fiscal Year Ending March 31,
	Total		2016— 2017	2018— 2019	2020 and beyond
	(In thousands)
Contractual obligations:
Long-term debt and short-term borrowings:
Principal (1)	$820,633	$2,708	$41,183	$56,716	$720,026
Interest (2)	305,451	1,621	69,188	66,803	167,839
Aircraft operating leases (3)	674,842	36,431	300,720	238,460	99,231
Other operating leases (4)	94,964	2,248	16,401	17,672	58,643
Pension obligations (5)	161,180	9,134	59,250	39,780	53,016
Aircraft purchase obligations	591,370	123,232	456,449	11,689	—
Other purchase obligations (6)	318,586	36,486	53,925	55,803	172,372
Total contractual cash obligations	$2,967,026	$211,860	$997,116	$486,923	$1,271,127
Other commercial commitments:
Letters of credit	$2,499	$1,091	$1,408	$—	$—
Contingent consideration (7)	43,356	8,000	32,237	3,119	—
Total commercial commitments	$45,855	$9,091	$33,645	$3,119	$—
 ______

(1)
Excludes unamortized discount of $2.0 million and $0.5 million on the 3% Convertible Senior Notes and Term Loan, respectively. We have assumed that holders of our 3% Convertible Senior Notes do not exercise their right to require us to repurchase their notes on the first put date on June 15, 2015.

(2)	Interest payments for variable interest debt are based on interest rates as of December 31, 2014.

(3)	Represents separate operating leases for aircraft. During the nine months ended December 31, 2014, we entered into 23 new aircraft operating leases.

(4)	Represents minimum rental payments required under non-operating leases that have initial or remaining non-cancelable lease terms in excess of one year.

(5)
Represents expected funding for pension benefits in future periods. These amounts are undiscounted and are based on the expectation that the U.K. and Norway pensions will be fully funded in approximately four and three years, respectively. As of December 31, 2014, we had recorded on our balance sheet a $62.1 million pension liability associated with these obligations. The timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustees.

(6)
Other purchase obligations primarily represent unfilled purchase orders for aircraft parts, commitments associated with upgrading facilities at our bases and non-cancelable power-by-the-hour maintenance commitments.

(7)
The Cougar purchase agreement includes a potential earn-out of $40 million payable over three years based on Cougar achieving certain agreed performance targets. During fiscal year 2014, the first year earn-out payment of $6.0 million was paid as Cougar achieved agreed performance targets. The fair value of the earn-out is $32.1 million as of December 31, 2014 and is included in other accrued liabilities and other liabilities and deferred credits on our condensed consolidated balance sheet. The Eastern Airways purchase agreement includes a potential earn-out of £6 million ($10 million) over a three year period. The earn-out consideration will be included as general and administrative expense in our condensed consolidated statements of income as earned.

Capital Commitments and Other Uses of Cash
We have commitments and options to make capital expenditures over the next five fiscal years to purchase additional aircraft, including aircraft associated with the commitments reflected in the table above. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order are expected to provide incremental fleet capacity in terms of revenue, operating margin and adjusted EBITDAR margin. See Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for a detail of the number of aircraft under commitments and options expected to be delivered in the current and subsequent five fiscal years by aircraft size along with the related expenditures and for a rollforward of aircraft commitments and options through December 31, 2014. During fiscal year 2015, we expect to invest approximately $190 million in various infrastructure enhancements, including aircraft facilities, training centers and technology. Through December 31, 2014, we had incurred approximately $117 million towards these projects.
As discussed under “— Executive Overview — Our Strategy — Capital Allocation Strategy”, cash may also be used for dividend payments and repurchases of our Common Stock. Additionally, cash may be used in future periods to repurchase or otherwise retire debt, including our 3% Convertible Senior Notes and 6 ¼% Senior Notes or for any acquisition opportunities we believe are aligned with our long-term strategy.
Financial Condition and Sources of Liquidity
We actively manage our liquidity through generation of cash from operations while assessing our funding needs on an ongoing basis. While we have generated significant cash from operations, financing cash flows have also been a significant source of liquidity over the past several years. The significant factors that affect our overall liquidity include capital expenditure commitments, pension funding, operating leases, adequacy of bank lines of credit and our ability to attract long-term capital on satisfactory terms.
Substantially all of our cash balances are held outside the U.S. and are generally used to meet the liquidity needs of our non-U.S. operations. Most of our cash held outside the U.S. could be repatriated to the U.S., but under current law, any such repatriation would be subject to U.S. federal income tax, as adjusted for applicable foreign tax credits which may result in an effective tax rate that is less than the U.S. federal income tax rate of 35%. We have provided for U.S. federal income taxes on undistributed foreign earnings where we have determined that such earnings are not indefinitely reinvested.
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
We expect that our cash on deposit as of December 31, 2014 of $121.4 million, cash flow from operations, proceeds from aircraft sales and from the sale and leaseback of existing owned aircraft, available borrowing capacity under our Revolving Credit Facility as well as future financings, as needed, will be sufficient to satisfy our commitments, including our aircraft purchase commitments to service our oil and gas clients and remaining anticipated capital requirements in connection with our U.K. SAR contract of approximately $901.8 million as of December 31, 2014 and our obligation to repurchase our 3% Convertible Senior Notes at the option of the holders on June 15, 2015. The available borrowing capacity under our Revolving Credit Facility was $291.0 million as of December 31, 2014. While we plan to continue to be disciplined concerning future capital commitments, we also intend to continue managing our capital structure and liquidity position with external financings as needed. Our strategy will involve funding our short-term liquidity requirements with borrowings under our Revolving Credit Facility and funding our long-term financing needs, while maintaining a prudent capital structure, among the following alternatives: operating leases, bank debt, private and public debt and equity offerings.

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
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision of and with the participation of our management, including Jonathan E. Baliff, our President and Chief Executive Officer (“CEO”), and John H. Briscoe, our Senior Vice President and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2014. Based on that evaluation, our CEO and CFO concluded that such disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management as appropriate to allow for timely decisions regarding required disclosure under the Exchange Act.
Changes in Internal Control Over Financial Reporting
In October 2014, we implemented a new global Enterprise Resource Planning (“ERP”) system, a fully integrated software environment designed to optimize and standardize processes in treasury, accounting and supply chain management.  Although our internal controls over financial reporting have been materially affected by the ERP implementation, we do not believe that the ERP implementation has had an adverse effect on our internal controls over financial reporting.

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

Item 1A. Risk Factors.
There have been no material changes during the three and nine months ended December 31, 2014 in our “Risk Factors” as discussed in the fiscal year 2014 Annual Report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (1)

October 1, 2014 - October 31, 2014	146,900	$68.15	146,900	$2,396,797
November 1, 2014 - November 30, 2014	32,947	$72.75	32,947	$150,000,000
December 1, 2014 - December 31, 2014	385,775	$64.80	385,775	$125,000,047
______________

(1)
During the three months ended December 31, 2014, we repurchased 565,622 shares for $37.4 million. As of January 31, 2014, we had $125.0 million of repurchase authority remaining from the $150.0 million that was authorized for share repurchases between November 6, 2014 and November 5, 2015. The timing and method of any repurchases under the program will depend on a variety of factors, is subject to our results of operations, financial condition, cash requirements, and other factors and restrictions under applicable law and our debt instruments, and may be suspended or discontinued at any time.

Item 3.    Defaults Upon Senior Securities
Not applicable.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None.

Item 6.    Exhibits
The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Exhibit

15.1*	Letter from KPMG LLP dated February 5, 2015, regarding unaudited interim information.

31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.

31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant

32.1**	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOW GROUP INC.

By:	/s/ John H. Briscoe
John H. Briscoe Senior Vice President and Chief Financial Officer

By:	/s/ Brian J. Allman
Brian J. Allman Vice President, Chief Accounting Officer
February 5, 2015

Index to Exhibits.

Exhibit Number	Description of Exhibit

15.1*	Letter from KPMG LLP dated February 5, 2016, regarding unaudited interim information.

31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.

31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant

32.1**	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.