Form 10-K
period 2015-03-31
Bristow Group Inc
filed 2015-05-20
CIK 73887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended March 31, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ____________
Commission File Number 001-31617
Bristow Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	72-0679819
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2103 City West Blvd., 4thFloor Houston, Texas	77042 (Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (713) 267-7600
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock ($.01 par value)	New York Stock Exchange
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
YES  ☐    NO  ☑
The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based upon the closing price on the New York Stock Exchange, as of September 30, 2014 was $2,255,674,848.
The number of shares outstanding of the registrant’s Common Stock as of May 15, 2015 was 34,839,335.
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
We use the pronouns “we”, “our” and “us” and the term “Bristow Group” to refer collectively to Bristow Group and its consolidated subsidiaries and affiliates, unless the context indicates otherwise. We also own interests in other entities that we do not consolidate for financial reporting purposes, which we refer to as unconsolidated affiliates, unless the context indicates otherwise. Bristow Group, Bristow Aviation Holdings Limited (“Bristow Aviation”), our consolidated subsidiaries and affiliates, and the unconsolidated affiliates are each separate corporations, limited liability companies or other legal entities, and our use of the terms “we”, “our” and “us” does not suggest that we have abandoned their separate identities or the legal protections given to them as separate legal entities. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ended March 31, 2015 is referred to as “fiscal year 2015”.
We are a Delaware corporation incorporated in 1969. Our executive offices are located at 2103 City West Blvd., 4th Floor, Houston, Texas 77042. Our telephone number is (713) 267-7600.
Our website address is http://www.bristowgroup.com. We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this Annual Report. All of our periodic report filings with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) for fiscal periods ended on or after December 15, 2002 are made available, free of charge, through our website, including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports. These reports are available through our website as soon as reasonably practicable after we electronically file or furnish such material to the SEC. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or on the SEC’s Internet website located at http://www.sec.gov. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
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
You should consider the following key factors when evaluating these forward-looking statements:

•	the possibility of political instability, war or acts of terrorism in any of the countries where we operate;

•	fluctuations in worldwide prices of and demand for oil and natural gas;

•	fluctuations in levels of oil and natural gas exploration, development and production activities;

•	fluctuations in the demand for our services;

•	the existence of competitors;

•	the existence of operating risks inherent in our business, including the possibility of declining safety performance;

•	the possibility of changes in tax and other laws and regulations;

•	the possibility that the major oil companies do not continue to expand internationally and offshore;

•	the possibility of significant changes in foreign exchange rates and controls;

•	general economic conditions including the capital and credit markets;

•	the possibility that we may be unable to acquire additional aircraft due to limited availability or unable to exercise aircraft purchase options;

•	the possibility that we may be unable to dispose of older aircraft through sales into the aftermarket;

•	the possibility that we or our suppliers may be unable to deliver new aircraft on time or on budget;

•	the possibility that we may be unable to obtain financing or we may be unable to draw on our credit facilities;

•	the possibility that we may lack sufficient liquidity to continue to repurchase shares or pay a quarterly dividend;

•	the possibility that segments of our fleet may be grounded for extended periods of time or indefinitely;

•	the possibility that we may be unable to re-deploy our aircraft to regions with greater demand;

•	the possibility that reductions in spending on helicopter services by governmental agencies could lead to modifications of search and rescue (“SAR”) contract terms or delays in receiving payments;

•	the possibility that clients may reject our aircraft due to late delivery or unacceptable aircraft design or operability; and

•	the possibility that we do not achieve the anticipated benefits from the addition of new-technology aircraft to our fleet.
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

PART I

Item 1.    Business
Overview
We are the leading provider of helicopter services to the worldwide offshore energy industry based on the number of aircraft operated and one of two helicopter service providers to the offshore energy industry with global operations. We have a long history in the helicopter services industry through Bristow Helicopters Ltd. (“Bristow Helicopters”) and Offshore Logistics, Inc., founded in 1955 and 1969, respectively. We have major transportation operations in the North Sea, Nigeria and the U.S. Gulf of Mexico, and in most of the other major offshore energy producing regions of the world, including Australia, Brazil, Canada, Russia and Trinidad. We provide private sector SAR services in Australia, Canada, Norway, Russia and Trinidad, and we provide public sector SAR services in North Scotland on behalf of the Maritime & Coastguard Agency. Additionally, in March 2013 we were awarded a contract to provide public sector SAR services for all of the U.K. We are completing the construction of certain facilities, taking delivery of aircraft and training personnel. This contract commenced at two of the bases in April 2015 and five additional bases will commence operation in fiscal year 2016.
We generated 87%, 85% and 89% of our consolidated operating revenue, business unit operating income and business unit adjusted EBITDAR, respectively, from operations outside of the U.S. in fiscal year 2015. Adjusted EBITDAR is calculated by taking our net income and adjusting for interest expense, depreciation and amortization, rent expense (included as components of direct cost and general and administrative expense), provision for income taxes, gain (loss) on disposal of assets and any special items during the reported periods.
We conduct our business in one segment: Helicopter Services. The Helicopter Services segment operations have been historically conducted primarily through five business units:

•	Europe,

•	West Africa,

•	North America,

•	Australia, and

•	Other International.
Effective April 1, 2015, we reorganized our global operations. See “— Business Unit Operations — Changes to Business Units” below for additional details on the changes to our business units.
We primarily provide helicopter services to a broad base of major integrated, national and independent offshore energy companies. Our clients charter our helicopters primarily to transport personnel between onshore bases and offshore production platforms, drilling rigs and other installations. To a lesser extent, our clients also charter our helicopters to transport time-sensitive equipment to these offshore locations. These clients’ operating expenditures in the production sector are the principal source of our revenue, while their exploration and development capital expenditures provide a lesser portion of our revenue. The clients for SAR services include both the oil and gas industry, where our revenue is primarily dependent on our clients’ operating expenditures, and governmental agencies, where our revenue is dependent on a country’s desire to privatize SAR and enter into long-term contracts.
Helicopters are generally classified as small (four to eight passenger capacity), medium (12 to 16 passenger capacity) and large (18 to 25 passenger capacity), each of which serves a different transportation need of the offshore energy industry. Medium and large helicopters, which can fly in a wider variety of operating conditions, over longer distances, at higher speeds and carry larger payloads than small helicopters, are most commonly used for crew changes on large offshore production facilities and drilling rigs. With these enhanced capabilities, medium and large helicopters have historically been preferred in international markets, where the offshore facilities tend to be larger, the drilling locations tend to be more remote and the onshore infrastructure tends to be more limited. Additionally, local governmental regulations in certain international markets require us to operate twin-engine medium and large aircraft in those markets. Global demand for medium and large helicopters is driven by drilling, development and production activity levels in deepwater locations throughout the world, as the medium and large aircraft are able to travel to these deepwater locations. Small helicopters are generally used for shorter routes and to reach production facilities that cannot accommodate medium and large helicopters. Our small helicopters operate primarily over the shallow waters offshore the U.S. Gulf of Mexico and Nigeria. Worldwide there are approximately 7,950 production platforms and 860 offshore rigs. We are able to deploy our aircraft to the regions with the greatest demand, subject to the satisfaction of local governmental regulations. SAR operations utilize medium and large aircraft that are specially configured to conduct these types of operations in environments around the world. The commercial aircraft in our consolidated fleet are our primary source of revenue. To normalize the consolidated operating revenue of our fleet for the different revenue productivity and cost of our commercial aircraft, we developed a common weighted factor that combines large, medium and small aircraft into a combined standardized number of revenue producing commercial aircraft assets. We call this measure Large AirCraft Equivalent (“LACE”). Our commercial large, medium and small aircraft, including owned and leased, are weighted as 100%, 50%, and 25%, respectively, to arrive at a single LACE number, which excludes Bristow Academy aircraft, fixed wing aircraft, unconsolidated affiliate aircraft, aircraft held for sale and aircraft construction in process. We divide our operating revenue from commercial contracts relating to these aircraft, which excludes operating revenue from affiliates and reimbursable revenue, by LACE to develop a LACE rate, which is a standardized rate.
There are also additional markets for helicopter services beyond the offshore energy industry and SAR, including agricultural support, air medical, tourism, firefighting, corporate transportation, traffic monitoring, police and military. The existence of these alternative markets enables us to better manage our helicopter fleet by providing potential purchasers for older aircraft and for our excess aircraft during times of reduced demand in the offshore energy industry. As part of an ongoing process to rationalize and simplify our global fleet of helicopters, during fiscal year 2014 we implemented a plan to reduce the number of aircraft types in our fleet to eight model types in approximately five years and six model types in approximately ten years. During fiscal year 2014, we completed our exit from five model types and in fiscal year 2015 we completed our exit from four model types. As we modernize our fleet, the introduction of new technology aircraft types temporarily slows fleet type reduction. We have recently added two new fleet types, the AgustaWestland AW189 large aircraft and Sikorsky S-76D medium aircraft. This is the first time in six years that we have introduced a new aircraft type into our fleet. These aircraft and other new technology models will comprise our target service offering as we reduce the overall number of aircraft in our fleet in the upcoming years.
We position our business to be the preferred provider of helicopter services by maintaining strong relationships with our clients and providing safe and high-quality service. In order to create further differentiation and add value to our clients, we focus on enhancing our value to our clients through the initiatives of “Target Zero Accidents”, “Target Zero Downtime” and “Target Zero Complaints” as we strive for “Operational Excellence” and deliver “Operational Transformation”. We maintain close relationships with our clients’ field operations, corporate management and contacts at governmental agencies which we believe help us better anticipate client needs and provide our clients with the right aircraft in the right place at the right time, which in turn allows us to better manage our fleet utilization and capital investment program. By better understanding and delivering on our clients’ needs with our global operations and safety standards, we believe we effectively compete against other helicopter service providers based on aircraft availability, client service, safety and reliability, and not just price. We also leverage our close relationships with our industry peers to establish mutually beneficial operating practices and safety standards industry-wide. In October 2014, five major helicopter operators, including us, formally launched HeliOffshore. HeliOffshore intends to use cross-industry cooperation as a platform for enhancing the offshore helicopter industry’s overall strong safety records, sharing best practices, developing and applying advanced technology and encouraging common global flight standards.
In addition to our primary Helicopter Services operations, we also operate a training business unit, Bristow Academy, and provide technical services to clients in the U.S. and U.K. See “— Bristow Academy” and “— Technical Services” below for further discussion of these operations. Additionally, over the past two years we have invested in fixed-wing operators in the U.K. and Australia to create a more integrated logistics solution for our global clients.
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
In fiscal year 2013, Bristow Helicopters was awarded a contract with the U.K. Department for Transport (“DfT”) to provide SAR services for all of the U.K. (the “U.K. SAR contract”). The U.K. SAR contract has a phased-in transition period that began in April 2015 and continues to July 2017 and a contract length of approximately ten years. Under the terms of this contract, Bristow Helicopters has agreed to provide helicopters that will be located at ten bases across the U.K. with two aircraft operating at each base. In addition to the ten bases with 20 aircraft, the contract provides for two fully SAR-equipped training aircraft that can be deployed to any base as needed.

The SAR market is continuing to evolve and we believe further outsourcing of public SAR services to the private sector will continue, although the timing of these opportunities is uncertain. The clients for our SAR services include both the oil and gas industry, where our revenue is primarily dependent upon the client’s operating expenditures, and governmental agencies, where our revenue is dependent upon the country’s desire to privatize SAR and enter into long-term contracts. Public SAR services include previously awarded work involving seven aircraft for the U.K. Gap SAR, five aircraft in Ireland, two aircraft in the Dutch Antilles, 18 additional aircraft for the U.K. SAR contract and four aircraft for the Falklands. We are also pursuing other public and oil and gas SAR opportunities for multiple aircraft in various areas including Australia, Brazil, Canada, Greenland, the Mediterranean, Nigeria, Norway and Trinidad, and other countries that have indicated an interest in outsourcing SAR services.
Since the beginning of fiscal year 2011, we have made strategic investments and acquisitions including investment in new generations of aircraft that are in demand by our clients, and expanded or increased investments in new markets and industries. These investments have included investments by consolidated affiliates in fixed-wing operators: Capiteq Limited, operating under the name of Airnorth, in Australia and Eastern Airways International Limited (“Eastern Airways”) in the U.K., both of which are being consolidated in our financial statements, and equity method investments in Cougar Helicopters Inc. (“Cougar”) in Canada and Líder Táxi Aéreo S.A. (“Líder”) in Brazil.
Also since the beginning of fiscal year 2011, we have raised $1.0 billion of capital in a mix of debt and equity with both public and private financings, generated gross proceeds of $116.4 million through the divestiture of non-core businesses (including the sale of our 50% interest in each of FBS Limited, FB Heliservices Limited and FB Leasing Limited, collectively referred to as the FB Entities, in fiscal year 2014 and the sale of Helideck Certification Agency (“HCA”) in fiscal year 2015), generated proceeds of approximately $230 million through the sale of other aircraft and equipment to the helicopter aftermarket and received $1.1 billion from the sale and leaseback of 48 aircraft in fiscal years 2012 through 2015. Concurrently, we have invested approximately $2.3 billion in capital expenditures to grow our business.
While we plan to continue to be disciplined concerning future capital commitments, we also intend to continue managing our capital structure and liquidity position with external financings as needed. Our strategy will involve funding our short-term liquidity requirements with borrowings under our amended and restated revolving credit and term loan agreement (“Amended and Restated Credit Agreement”), which consists of a $400 million revolving credit facility (“Revolving Credit Facility”) and a $350 million term loan (“Term Loan”) (together referred to as our “Credit Facilities”), and funding our long-term financing needs, while maintaining a prudent capital structure, among the following alternatives: operating leases, bank debt or private and public debt and equity offerings.
Not only have we invested in the Company, we are also committed to returning capital to investors. Since fiscal year 2012, we have repurchased $184.8 million of shares through our share repurchase program and paid $131.7 million in dividends to deliver a more balanced return to our shareholders. See Item 7. “Management’s Discussion and Analysis of Financial Condition — Our Strategy — Capital Allocation Strategy” included elsewhere in this Annual Report for additional details on our dividends and share buyback program.
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

As of March 31, 2015, the aircraft in our fleet, the aircraft which we expect to take delivery of in the future and the aircraft which we have the option to acquire were as follows:

	Number of Aircraft
	Consolidated Affiliates					Unconsolidated Affiliates (3)
	Operating Aircraft
Type	Owned Aircraft	Leased Aircraft	Aircraft Held For Sale	On Order (1)	Under Option (2)	In Fleet	Maximum Passenger Capacity
Large Helicopters:
AS332L Super Puma	4	—	—	—	—	—	18
AW189	4	—	—	13	3	—	16
H175	—	—	—	17	—	—	16
H225	15	11	—	1	5	—	19
Mil Mi-8	7	—	—	—	—	—	20
Sikorsky S-61N	—	—	2	—	—	—	25
Sikorsky S-92A	30	39	—	6	8	9	19
	60	50	2	37	16	9
Medium Helicopters:
AW139	15	11	—	1	1	2	12
Bell 212	—	—	—	—	—	14	12
Bell 412	14	—	7	—	—	19	13
H155	1	—	—	—	—	—	13
Sikorsky S-76A	—	—	—	—	—	5	12
Sikorsky S-76 C/C++	41	10	—	—	—	34	12
Sikorsky S-76D (4)	—	—	3	7	13	—	12
	71	21	10	8	14	74
Small Helicopters:
AW109	—	—	—	—	—	1	6
AS350BB	—	—	—	—	—	2	4
Bell 206B	—	1	—	—	—	2	4
Bell 206L Series	5	—	—	—	—	6	6
Bell 407	32	—	—	—	—	—	6
BK-117	—	2	—	—	—	—	7
H135	—	—	—	—	—	3	6
	37	3	—	—	—	14
Training Aircraft:
AW109	—	2	—	—	—	—	4
AS355	—	2	—	—	—	—	5
Bell 206B	1	11	—	—	—	—	4
Robinson R22	—	6	—	—	—	—	2
Robinson R44	—	7	—	—	—	—	4
Sikorsky S-300CBi	41	—	—	—	—	—	2
Fixed wing	1	—	—	—	—	—
	43	28	—	—	—	—
Fixed wing (5)	29	17	—	—	—	33
Total	240	119	12	45	30	130
_______________

(1)
Signed client contracts are currently in place that will utilize 13 of these aircraft. Seventeen aircraft on order expected to enter service between fiscal years 2017 and 2020 are subject to the successful development and certification of the aircraft. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity — Future Capital Requirements” included elsewhere in this Annual Report.

(2)
Represents aircraft which we have the option to acquire. If the options are exercised, the agreements provide that aircraft would be delivered over fiscal years 2016 through 2018. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity — Future Capital Requirements” included elsewhere in this Annual Report.

(3)	Includes 59 helicopters (primarily medium) and 26 fixed wing aircraft owned and managed by Líder, our unconsolidated affiliate in Brazil.

(4)	We entered into an agreement in April 2015 to sell these three owned prototype aircraft and purchase fully developed/non-prototype aircraft.

(5)
In February 2014, Bristow Helicopters acquired a 60% interest in Eastern Airways. Eastern Airways operates a total of 30 fixed wing aircraft which are included in our Europe business unit. Additionally, in January 2015, Bristow Helicopters Australia acquired an 85% interest in Airnorth. Airnorth operates a total of 13 fixed wing aircraft, which are included in our Australia business unit.

The following table presents the distribution of our operating revenue for fiscal year 2015 and aircraft as of March 31, 2015 among our business units.

		Aircraft in Consolidated Fleet(1)(2)
	Operating Revenue for Fiscal Year 2015	Helicopters
		Small	Medium	Large	Training	Fixed Wing	Total	Unconsolidated Affiliates (3)	Total

Europe	45%	—	12	67	—	30	109	—	109
West Africa	18%	9	30	4	—	3	46	—	46
North America	14%	29	23	16	—	—	68	—	68
Australia	12%	2	8	17	—	13	40	—	40
Other International	8%	—	29	8	—	—	37	130	167
Corporate and other	3%	—	—	—	71	—	71	—	71
Total	100%	40	102	112	71	46	371	130	501

_________

(1)	Includes 12 aircraft held for sale and 119 leased aircraft as follows:

	Held for Sale Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Training	Fixed Wing	Total
Europe	—	—	2	—	—	2
West Africa	—	3	—	—	—	3
North America	—	3	—	—	—	3
Australia	—	—	—	—	—	—
Other International	—	4	—	—	—	4
Corporate and other	—	—	—	—	—	—
Total	—	10	2	—	—	12

	Leased Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Training	Fixed Wing	Total
Europe	—	5	36	—	13	54
West Africa	—	1	1	—	—	2
North America	1	13	5	—	—	19
Australia	2	2	8	—	4	16
Other International	—	—	—	—	—	—
Corporate and other	—	—	—	28	—	28
Total	3	21	50	28	17	119

(2)	The average age of our fleet, excluding fixed wing and training aircraft, was nine years as of March 31, 2015.

(3)	The 130 aircraft operated by our unconsolidated affiliates do not include those aircraft leased from us.

Our historical LACE and LACE rate is as follows:

	Fiscal Year Ended March 31,
	2015	2014	2013	2012	2011
LACE	166	158	158	149	153
LACE Rate (in millions)	$9.21	$9.34	$8.35	$7.89	$7.15
The following table presents the distribution of LACE aircraft owned and leased, and the percentage of LACE leased as of March 31, 2015. The percentage of LACE leased is calculated by taking the total LACE for leased aircraft divided by the total LACE for all aircraft we operate, including both owned and leased aircraft.

	LACE		Percentage of LACE Leased
	Owned Aircraft	Leased Aircraft
Europe	33	39	54%
West Africa	18	2	8%
North America	22	12	35%
Australia	12	10	44%
Other International	21	—	—%
Total	105	61	37%
Business Unit Operations
Europe
We operated our Europe business unit from seven bases in the U.K. and four bases in Norway. Our Europe operations are managed from our facilities in Aberdeen, Scotland. Based on the number of aircraft operating, we are one of the largest providers of helicopter services in the North Sea, where there are harsh weather conditions and geographically concentrated offshore facilities. The offshore facilities in the Northern North Sea and Norwegian North Sea are large and require frequent crew change flight services. In the Southern North Sea, the facilities are generally smaller with some unmanned platforms requiring shuttle operations to up-man in the morning and down-man in the evening. We deploy the majority of the large aircraft in our consolidated fleet in Europe. Our clients in this business unit are primarily major integrated and independent offshore energy companies. We provide commercial SAR services for a number of oil and gas companies operating in the Norwegian sector of the North Sea. We also provide SAR services for North Scotland using four Sikorsky S-92 helicopters based in the Scottish locations of Stornoway and Sumburgh. In fiscal year 2013, Bristow Helicopters was awarded the U.K. SAR contract to provide SAR services for all of the U.K. The U.K. SAR contract has a phased-in transition period that began in April 2015 and continues to July 2017. Our Europe operations are subject to seasonality as drilling activity is lower during the winter months due to harsh weather and shorter days.
Bristow Helicopters owns a 60% interest in Eastern Airways, a regional fixed wing operator based in the U.K. Eastern Airways has 730 employees and its operations focus on providing scheduled and charter services targeting U.K. oil and gas transport. Eastern Airways operates 30 fixed wing aircraft. We believe our investment in Eastern Airways strengthens our ability to provide a complete suite of point to point transportation services for existing European based passengers, expand helicopter services in certain areas like the Shetland Islands and create a more integrated logistics solution for global clients.

West Africa
As of March 31, 2015, all of the aircraft in our West Africa business unit operated in Nigeria, where we are the largest provider of helicopter services to the offshore energy industry. We deploy a combination of small, medium and large aircraft in Nigeria and service a client base comprised mostly of major integrated offshore energy companies. We have six operational bases, with the largest bases located in Escravos, Lagos, Port Harcourt and Eket. The marketplace for our services had historically been concentrated predominantly in the oil rich swamp and shallow waters of the Niger Delta area. More recently we have been undertaking work further offshore in support of deepwater exploration. Operations in West Africa are subject to seasonality as the Harmattan, a dry and dusty trade wind, blows between the end of November and the middle of March. At times when the heavy amount of dust in the air severely limits visibility, our aircraft are unable to operate.
North America
We operated our North America business unit from six operating facilities in the U.S. Gulf of Mexico. We are one of the largest suppliers of helicopter services in the U.S. Gulf of Mexico. Our clients in this business unit are mostly independent and major integrated offshore energy companies. The U.S. Gulf of Mexico is a major offshore energy producing region with approximately 2,600 production platforms and 110 drilling rigs. The shallow water platforms are typically unmanned and are serviced by small aircraft. The deepwater platforms are serviced by medium and large aircraft. Among our strengths in this region, in addition to our operating facilities, are our advanced flight-following systems and our widespread and strategically located offshore fuel stations. Operations in the U.S. Gulf of Mexico are subject to seasonality as the months of December through March typically have more days of harsh weather conditions than the other months of the year. Additionally, during the months of June through November, tropical storms and hurricanes may reduce activity as we are unable to operate in the area of the storm.
We own a 40% economic interest in Cougar, the largest offshore energy and SAR helicopter service provider in Atlantic Canada. Cougar has approximately 280 employees and its operations are primarily focused on serving the offshore oil and gas industry off Canada’s Atlantic coast. We leased nine large helicopters and three shore-based facilities to Cougar as of March 31, 2015, including state-of-the-art helicopter passenger, maintenance and SAR facilities located in Newfoundland and Labrador.
Australia
We are the largest provider of helicopter services to the offshore energy industry in Australia, where we have five bases located in Western Australia, three in Victoria, one in Northern Territory and one in Queensland. These operations are managed from our Australian head office facility in Perth, Western Australia. Our operating bases are located in the vicinity of the major offshore energy exploration and production fields in the North West Shelf, Browse and Carnarvon basins of Western Australia and the Bass Straits in Victoria, where our fleet provides helicopter services solely to offshore energy operators. We also provide airport management services on Barrow Island in Western Australia. Our clients in Australia are primarily major integrated offshore energy companies. We provide SAR and medical evacuation services to the oil and gas industry in Australia and engineering support to the Republic of Singapore Air Force’s (the “RSAF”) fleet of helicopters at their base in Oakey, Queensland. The RSAF contract has been re-awarded to Bristow Australia following a competitive tender for five additional years with a five-year option. In early fiscal year 2015 we announced that we had won a contract in Australia for three large aircraft operating over 24 months beginning January 2016 operated out of Ceduna in South Australia.
Bristow Helicopters Australia owns an 85% interest in Airnorth, a regional fixed wing operator based in Darwin, North Territory, Australia. Airnorth has 250 employees and its operations focus on providing both charter and scheduled services targeting the energy and mining industries in Northern and Western Australia as well as international services to Dili, Timor-Leste. Airnorth operates 13 fixed wing aircraft. We believe this investment strengthens our ability to provide point to point transportation services for existing Australian based passengers, expand helicopter services in certain areas in Southeast Asian markets and create a more integrated logistics solution for global clients.

Other International
As of March 31, 2015, we conducted our Other International business unit operations in Brazil, Egypt, Malaysia, Russia, Tanzania, Trinidad, and Turkmenistan, and we and our unconsolidated affiliates operated a mixture of small, medium, and large aircraft in these markets. While we have a diverse client base in this business unit, a large majority of revenue is generated from monthly fixed charges for long term exploration or production related work. The following is a description of operations in our Other International business unit as of March 31, 2015.

•
Brazil – We own a 41.9% economic interest in Líder, the largest provider of helicopter and corporate aviation services in Brazil. Líder has five primary operating units: helicopter service, maintenance, chartering, ground handling and aircraft sales, and provides commercial SAR and medical evacuation services to the oil and gas industry. Líder’s fleet includes 59 rotor wing and 26 fixed wing aircraft (including owned and managed aircraft). Líder’s management has introduced large helicopters into their operational portfolio allowing them to gain competence and positioning them for the anticipated growth associated with Brazil’s pre-salt fields. Líder also has a vast network of over 20 bases distributed strategically in Brazil including locations in Macae, Rio de Janiero, Sao Tome, Urucu and Vitória. We currently lease seven medium and one large aircraft to Líder.

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

•	Malaysia – We provide technical support to an alliance partner operating medium and large helicopters in support of domestic offshore energy companies.

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

•
Trinidad – We operate 11 medium aircraft that are used to service our clients who are primarily engaged in offshore energy activities. We operate from a base located at Trinidad’s Piarco International Airport. Also, we provide certain engineering, training and operational support services to the Trinidad and Tobago Air Guard.

•
Turkmenistan – We operate one medium aircraft through our 51% interest in Turkmenistan Helicopters Limited, a Turkmenistan corporation that provides helicopter services to an international offshore energy company from a single location.

Bristow Academy
Bristow Academy is a leading provider of helicopter training services with over 25 years of operating history and training facilities in Titusville, Florida; New Iberia, Louisiana; Carson City, Nevada, and Gloucestershire, England. Bristow Academy trains students from around the world to become helicopter pilots and is approved to provide helicopter flight training at the commercial pilot and flight instructor level by both the U.S. Federal Aviation Administration (the “FAA”) and the European Aviation Safety Authority (the “EASA”). Bristow Academy operates 71 aircraft (including 43 owned, 28 leased aircraft) and employs approximately 180 people, including approximately 45 primary flight instructors. A significant part of Bristow Academy’s operations include military training, which generated approximately 44% of Bristow Academy’s operating revenue for fiscal year 2015.
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

Changes to Business Units
Effective April 1, 2015, we reorganized our global operations from five business units to four regions as follows: Africa, Americas, Asia Pacific and Europe Caspian. The goal of these changes is to streamline and standardize our business, simplify our operating model, reduce costs and support consistent and faster response to clients globally. We believe the new structure will allow us to respond to market opportunities faster and execute our growth strategy more efficiently.
The Africa region will comprise all our operations and affiliates on the African continent, including Nigeria, Tanzania and Egypt.
The Americas region will comprise all our operations and affiliates in North America and South America, including Brazil, Canada, Trinidad and the U.S. Gulf of Mexico.
The Asia Pacific region will comprise all our operations and affiliates in Australia and Southeast Asia, including Malaysia and Sakhalin.
The Europe Caspian region will comprise all our operations and affiliates in Europe and Central Asia, including Norway, the U.K. and Turkmenistan.
We will present our historical business unit operating results based on the new region structure beginning with our Quarterly Report for the quarter ending June 30, 2015.
Clients and Contracts
The principal clients for our helicopter services are major integrated, national and independent offshore energy companies. The following table presents our top ten clients in fiscal year 2015 and their percentage contribution to our consolidated gross revenue during fiscal years 2015, 2014 and 2013 and includes any clients accounting for 10% or more of our consolidated gross revenue during such fiscal years.

	Fiscal Year Ended March 31,
Client Name	2015	2014	2013
Chevron	11.7%	13.2%	13.1%
ConocoPhillips	9.3%	8.8%	7.2%
IAC (1)	7.7%	7.9%	8.3%
BP	7.7%	6.5%	8.1%
Statoil	4.7%	5.9%	5.6%
Talisman Energy	4.1%	5.6%	3.6%
Exxon Mobil	3.6%	3.3%	3.3%
ENI	3.4%	3.7%	4.3%
Cougar (2)	3.3%	3.8%	2.0%
U.K. Department for Transport	2.6%	2.3%	—%
	58.1%	61.0%	55.5%
_____________

(1)	IAC is the Integrated Aviation Consortium in the U.K. North Sea and comprises six major oil companies: BP, CNR International, Fairfield Energy, Petrofac, Shell and TAQA.

(2)	As discussed above, we own a 40% economic interest in Cougar.
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
Generally, SAR services contracts include a monthly standing charge, which averages approximately 85% of the total contract revenue, and a monthly variable charge that covers flying, fuel and ancillary items, which averages approximately 15% of the total contract revenue. See further details on the U.K. SAR contract in “— Overview.”
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
Code of Business Integrity
We have adopted a Code of Business Integrity (our “Code”) that applies to Bristow Group Inc. and all of its subsidiaries, affiliates and controlled joint ventures, including all directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees thereof. Our Code covers topics including, but not limited to, anti-corruption, conflicts of interest, insider trading, competition and fair dealing, discrimination and harassment, confidentiality, compliance procedures and employee complaint procedures. Our Code is posted on our website, http://www.bristowgroup.com, under the “About Us” and “Vision, Mission, Values” caption. We will disclose any amendment to the Code or waiver with respect to our senior officers on our website or, alternatively, through the filing of a Form 8-K.
Safety, Industry Hazards and Insurance
Hazards such as severe weather and mechanical failures are inherent in the transportation industry and may result in the loss of equipment and revenue. It is possible that personal injuries and fatalities may occur. We believe our air accident rate per 100,000 flight hours, which has historically been more than ten times lower than the reported global offshore energy production helicopter average data, indicates that we have consistently performed better than the industry average with respect to safety. In fiscal year 2013, an aircraft operated by one of our U.S. subsidiaries was involved in an accident in which the pilot was fatally injured. There were no passengers on board. During fiscal years 2015 and 2014, we had no accidents that resulted in fatalities.
Our well established global safety program called “Target Zero” focuses on improved safety performance. Our safety vision is to have zero accidents, zero harm to people, and zero harm to the environment. The key components to achieving this are to improve safety culture and individual behaviors, increase the level of safety reporting by the frontline employees, increase accountability for addressing identified hazards by the operational managers and provide for independent oversight of the operational safety programs. See discussion of Target Zero in “– Overview.”
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

Employees
As of March 31, 2015, we employed 5,232 employees. Many of our employees are represented under collective bargaining agreements. Periodically, certain groups of our employees who are not covered by a collective bargaining agreement consider entering into such an agreement. We believe that our relations with our employees are generally satisfactory.
The following table sets forth our main employee groups and status of the collective bargaining agreements:

Employee Group	Representatives	Status of Agreement	Approximate Number of Employees Covered by Agreement as of March 31, 2015
U.K. Pilots	British Airline Pilots Association (“BALPA”)	Agreement expires in March 2017.	280
U.K. Engineers and Staff	Unite	Agreement expires in March 2017.	520
Bristow Norway Pilots	Norsk Flygerforbund (“NALPA”); new union (“PARAT”) effective April 1, 2010	Agreement expired in March 2015. Currently in negotiations.	150
Bristow Norway Engineers	Norsk Helikopteransattes Forbund (“NU of HE”)/BNTF	Local agreement expired in September 2014 and national agreement expired in March 2014. Local and national negotiations are currently ongoing.	110
Nigeria Junior and Senior Staff	National Union of Air Transport Employees; Air Transport Services Senior Staff Association of Nigeria	Agreements expired in April 2011. Currently in negotiations.	60
Nigeria Pilots and Engineers	Nigerian Association of Airline Pilots and Engineers	We recognize this union for representation purposes, but there is no formal commitment to negotiate remuneration.	170
North America Pilots	Office and Professional Employees International Union (“OPEIU”)	Amendable March 26, 2015. Negotiations currently ongoing.	190
Gulf of Mexico Mechanics	OPEIU	Agreement expires in April 2017.	230
Australia Pilots	Australian Federation of Air Pilots	Agreement expires in December 2015.	130
Australia Engineers and BDI Tradesmen and Staff	Australian Licensed Aircraft Engineers Association (“ALAEA”), Australian Manufacturing Union (“AMWU”) and elected employee representatives	Agreement for BDI tradesmen and staff expires in March 2017. Agreement for Australia engineers expired March 2015. Currently in negotiations.	210
Trinidad Mechanics	Fitters/Handlers	Agreements expire in May and June 2016.	60
Airnorth Pilots	Aircrew Logistics Pilots Group	Agreement expires in June 2015.	60
Airnorth Engineers	Aircraft Logistics Engineers Group	Agreement expires in June 2015.	40
Barrow Island Aerodome Staff	Transport Workers Union	Agreements expire in May 2015. Currently in negotiations.	40
Líder, our unconsolidated affiliate in Brazil, employs approximately 1,920 employees and Cougar, our unconsolidated affiliate in Canada, employs approximately 280 employees.

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
Under the Federal Aviation Act, it is unlawful to operate certain aircraft for hire within the U.S. unless such aircraft are registered with the FAA and the FAA has issued an operating certificate to the operator. As a general rule, aircraft may be registered under the Federal Aviation Act only if the aircraft are owned or controlled by one or more citizens of the U.S. and an operating certificate may be granted only to a citizen of the U.S. For purposes of these requirements, a corporation is deemed to be a citizen of the U.S. only if at least 75% of its voting interests are owned or controlled by U.S. citizens, the president of the company is a U.S. citizen, two-thirds or more of the directors are U.S. citizens and the company is under the actual control of U.S. citizens. If persons other than U.S. citizens should come to own or control more than 25% of our voting interest or if any of the other requirements are not met, we have been advised that our aircraft may be subject to deregistration under the Federal Aviation Act, and we may lose our ability to operate within the U.S. Deregistration of our aircraft for any reason, including foreign ownership in excess of permitted levels, would have a material adverse effect on our ability to conduct certain operations within our North America and Bristow Academy business units. Therefore, our organizational documents currently provide for the automatic suspension of voting rights of shares of our outstanding voting capital stock owned or controlled by non-U.S. citizens, and our right to redeem those shares, to the extent necessary to comply with these requirements. As of March 31, 2015, approximately 2,752,000 shares of our common stock, par value $.01 per share (“Common Stock”), were held of record by persons with foreign addresses. These shares represented approximately 8% of our total outstanding Common Stock as of March 31, 2015. Our foreign ownership may fluctuate on each trading day because our Common Stock and our 3% convertible Senior Notes due 2038 (“3% Convertible Senior Notes”) are publicly traded.
Also, we are subject to the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”), which generally prohibits us and our intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business.
Additionally, we are subject to the International Traffic in Arms Regulations (“ITAR”) that control the export and import of defense-related articles, services and technical data. ITAR dictates that information and material pertaining to defense and military related technologies may only be shared with U.S. persons or organizations unless authorization from the U.S. State Department is received or a special exemption is used. We are also subject to the Export Administration Regulations (“EAR”) that control the export of commercial and “dual use” goods. U.S. persons or organizations may incur heavy fines if they violate ITAR or the EAR.
United Kingdom
Our operations in the U.K. are subject to the Civil Aviation Act 1982 and other similar English and European Union statutes and regulations. We carry persons and property in our aircraft pursuant to an operating license issued by the CAA. The holder of an operating license must meet the ownership and control requirements of Council Regulation 2407/92. To operate under this license, the company through which we conduct operations in the U.K., Bristow Helicopters, must be owned directly or through majority ownership by European Union nationals, and must at all times be effectively controlled by them. To comply with these restrictions, we own only 49% of the ordinary shares of Bristow Aviation, the entity that owns Bristow Helicopters. In addition, we have a put/call agreement with the other two stockholders of Bristow Aviation which grants us the right to buy all of their Bristow Aviation ordinary shares (and grants them the right to require us to buy all of their shares). Under English law, to maintain Bristow Helicopters’ operating license, we would be required to find a qualified European Union owner to acquire any of the Bristow Aviation shares that we have the right or obligation to acquire under the put/call agreement. In addition to our equity investment in Bristow Aviation, we own deferred stock, essentially a subordinated class of stock with no voting rights, and hold subordinated debt issued by Bristow Aviation.

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
Also, we are subject to the U.K. Bribery Act 2010 (the “U.K. Bribery Act”), which creates criminal offenses for bribery and failing to prevent bribery.
Additionally, we are subject to the U.K. and E.U. Dual-Use Export Regulations. Dual use goods are products and technologies which have both civilian and military applications. U.K. and E.U. regulations may require export authorization for certain exports of dual use items.
Nigeria
Our operations in Nigeria are subject to the Nigerian Content Development Act 2010, which requires that oil and gas contracts be awarded to a company that is seen or perceived to have more “local content” than a “Foreign” competitor. Additionally, the Nigerian Content Development Act allows the monitoring board to penalize companies that do not meet these local content requirements up to 5% of the value of the contract. Also, the Nigerian Civil Aviation Authority has commenced the re-certification of all operators (aircraft operating companies (“AOCs”) and aircraft maintenance organizations (“AMOs”)) in accordance with the new Nigerian Civil Aviation Regulations. The regulations require that AOCs and AMOs be separate, independent organizations with independent accountable managers. Accordingly, in order to properly and fully embrace new regulations, we have made a number of key changes to our operating model in Nigeria, while maintaining safety as our number one priority at all times. It is intended that these changes should enable us to continue to be a successful and critical part of the Nigerian offshore energy and aviation industries.
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

Under the Comprehensive Environmental Response, Compensation and Liability Act, referred to as CERCLA or the Superfund law, and related state laws and regulations, strict, joint and several liability can be imposed without regard to fault or the legality of the original conduct on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include the owner and operator of a contaminated site where a hazardous substance release occurred and any company that transported, disposed of or arranged for the transport or disposal of hazardous substances, even from inactive operations or closed facilities that have been released into the environment. In addition, neighboring landowners or other third parties may file claims for personal injury, property damage and recovery of response cost. We currently own, lease, or operate properties and facilities that, in some cases, have been used for industrial activities for many years. Hazardous substances, wastes, or hydrocarbons may have been released on or under the properties owned or leased by us, or on or under other locations where such substances have been taken for disposal. In addition, some of these properties have been operated by third parties or by previous owners whose treatment and disposal or release of hazardous substances, wastes, or hydrocarbons was not under our control. These properties and the substances disposed or released on them may be subject to CERCLA and analogous state statutes. Under such laws, we could be required to remove previously disposed substances and wastes, remediate contaminated property, or perform remedial activities to prevent future contamination. These laws and regulations may also expose us to liability for our acts that were in compliance with applicable laws at the time the acts were performed. We have been named as a potentially responsible party in connection with certain sites. See further discussion under Item 3. “Legal Proceedings” included elsewhere in this Annual Report.
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
We provide helicopter and fixed wing services to companies engaged in offshore oil and gas exploration, development and production activities. As a result, demand for our services, as well as our revenue and our profitability, are substantially dependent on the worldwide levels of activity in offshore oil and gas exploration, development and production. These activity levels are principally affected by trends in, and expectations regarding, oil and natural gas prices, as well as the capital expenditure budgets of offshore energy companies. We cannot predict future exploration, development and production activity or oil and gas price movements. Historically, the prices for oil and gas and activity levels have been volatile and are subject to factors beyond our control, such as:

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
Offshore energy companies are continually seeking to implement measures aimed at greater cost savings, including efforts to improve cost efficiencies with respect to air transportation services. For example, these companies may reduce staffing levels on both old and new installations by using new technology to permit unmanned installations, may reduce the frequency of transportation of employees by increasing the length of shifts offshore, may change other aspects of how our services are scheduled and may consider other alternatives to our services to achieve cost savings. In addition, these companies could initiate their own helicopter, airplane or other transportation alternatives. The continued implementation of these kinds of measures could reduce the demand or pricing for our services and have a material adverse effect on our business, financial condition and results of operations.
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
We have several significant competitors in the North Sea, Nigeria, the U.S. Gulf of Mexico, Australia, Canada and Brazil, and a number of smaller local competitors in other markets. Certain of our clients have the capability to perform their own air transportation operations or find new competitors should they elect to do so, which has a limiting effect on our rates.
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
The U.K. SAR contract allows the DfT to cancel the contract for any reason upon notice and payment of a specified cancellation fee based on the number of bases reduced as a result of the exercise and the timing of the exercise. Additionally, the U.K. SAR contract grants the DfT the option to require us to transfer to the DfT, at termination or expiration, either the lease or the ownership of some or all of the helicopters that service the U.K. SAR contract. The DfT may alternatively require that we or the owner, as the case may be, transfer the lease or ownership of the helicopters to any replacement service provider. If the DfT wishes to transfer ownership it must pay a specified option exercise fee based on the value of the helicopters.  If the DfT wishes to transfer the lease it does not have to pay an option exercise fee. We currently lease all of the aircraft that service the U.K. SAR contract. Therefore, although we are entitled to some compensation for termination or early expiration if we are not at fault, termination or early expiration of the U.K. SAR contract would result in a significant loss of expected revenue. Additionally, we do not have the right to transfer the ground facilities supporting the U.K. SAR contract to the replacement service provider. If alternative long-term uses were not identified for these facilities, we could incur recurring fixed expenses for these recently acquired, non-revenue producing assets if we were unable to sell them to a replacement contractor or other party in the event the U.K. SAR contract is terminated.
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
We have ordered, and have options for, a substantial number of new helicopters. Many of our new helicopters may not be covered by client contracts when they are delivered to us, and we cannot assure you as to when we will be able to utilize these new helicopters or on what terms. To the extent our helicopters are covered by a client contract when they are delivered to us, some of these contracts may be for a short term, requiring us to seek renewals more frequently. Alternatively, we expect that some of our clients may request new helicopters in lieu of our existing helicopters, which could adversely affect the utilization of our existing fleet.
Reductions in spending on helicopter services by government agencies could lead to modifications of SAR contract terms or delays in receiving payments, which could adversely impact our business, financial condition and results of operations.
We were awarded a government contract to provide SAR services for all of the U.K. which commenced in April 2015. Any reductions in the budgets of government agencies for spending on helicopter services, implementation of cost saving measures by government agencies, imposed modifications of contract terms or delays in collecting receivables owed to us by our government agency clients could have an adverse effect on our business, financial condition and results of operations.
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
Our profitability is directly related to demand for our services. Because of the significant expenses related to aircraft financing and leasing, crew wages and benefits, insurance and maintenance programs, a substantial portion of our operating expenses are fixed and must be paid even when aircraft are not actively servicing clients and thereby generating income. A decrease in our revenue could therefore result in a disproportionate decrease in our earnings, as a substantial portion of our operating expense would remain unchanged. Similarly, the discontinuation of any rebates, discounts or preferential financing terms offered to us by manufacturers, lenders or lessors would have the effect of increasing our related expenses, and without a corresponding increase in our revenue, would negatively impact our results of operations.
Our long-term aircraft services contracts contain price escalation terms and conditions. Although supplier costs, fuel costs, labor costs, insurance costs, and other cost increases are typically passed through to our clients through rate increases where possible, these escalations may not be sufficient to enable us to recoup increased costs in full and we may not be able to realize the full benefit of contract price increase escalations during a market downturn. There can be no assurance that we will be able to estimate costs accurately or recover increased costs by passing these costs on to our clients. We may not be successful in identifying or securing cost escalations for other costs that may escalate during the applicable client contract term. In the event that we are unable to fully recover material costs that escalate during the terms of our client contracts, the profitability of our client contracts and our business, financial condition and results of operations could be materially and negatively affected.
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
The operation of helicopters and fixed wing aircraft inherently involves a degree of risk. Hazards such as harsh weather and marine conditions, mechanical failures, facility fires and spare parts damage, crashes and collisions are inherent in our business and may result in personal injury, loss of life, damage to property and equipment, suspension or reduction of operations, reduced number of flight hours and the grounding of such aircraft or insufficient ground facilities or spare parts to support operations. In addition to any loss of property or life, our revenue, profitability and margins could be materially affected by an accident or asset damage.
We, or third parties operating our aircraft, may experience accidents or damage to our assets in the future. These risks could endanger the safety of both our own and our clients’ personnel, equipment, cargo and other property, as well as the environment. If any of these events were to occur with equipment or other assets that we need to operate or lease to third parties, we could experience loss of revenue, termination of charter contracts, higher insurance rates, and damage to our reputation and client relationships. In addition, to the extent an accident occurs with aircraft we operate or to assets supporting operations, we could be held liable for resulting damages. For example, in March 2014 one of our hangars in Nigeria experienced a fire, which resulted in damage to the hangar, two helicopters and a substantial portion of the inventory spare parts. Although the hangar, helicopters and inventory were covered by insurance, we incurred deductible and additional insurance premiums as a result of this fire. The lack of sufficient insurance for this incident or the occurrence of another such incident or accident could have a material adverse effect on our operations and financial condition.

Certain models of aircraft that we operate have also experienced accidents while operated by third parties. For example, on October 22, 2012, an incident occurred with an Airbus Helicopters H225 Super Puma helicopter operated by another helicopter company, which resulted in a controlled ditching on the North Sea, south of the Shetland Isles, U.K. Following the ditching, all 19 passengers and crew were recovered safely and without injuries. This incident resulted in the CAAs in the U.K. and Norway issuing safety directives in October 2012, requiring operators to suspend operations of the affected aircraft and our cessation of operations a total of 16 large Airbus Helicopters aircraft for a period of time pending determination of the root cause of the gear shaft failure that resulted in the incident. If other operators experience accidents with aircraft models that we operate or lease, obligating us to take such aircraft out of service until the cause of the accident is rectified, we would lose revenue and might lose clients. In addition, safety issues experienced by a particular model of aircraft could result in clients refusing to use that particular aircraft model or a regulatory body grounding that particular aircraft model. The value of the aircraft model might also be permanently reduced in the market if the model were to be considered less desirable for future service and the inventory for such aircraft may be impaired.
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
Our operations in certain regions of the world are subject to additional risks.
During fiscal years 2015, 2014 and 2013, approximately 25%, 28% and 28%, respectively, of our gross revenue was attributable to helicopter services provided to clients operating in our West Africa and Other International business units. Operations in certain regions are subject to various risks inherent in conducting business in international locations, including:

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

•
potential noncompliance with a wide variety of laws and regulations, such as the FCPA, and similar non-U.S. laws and regulations, including the U.K. Bribery Act and Brazil’s Clean Companies Act (the “BCCA”);

•	the taking of property without fair compensation; and

•	the lack of well-developed legal systems in some countries that could make it difficult for us to enforce our contractual rights.

For example, there has been continuing political and social unrest in Nigeria, where we derived 18%, 20% and 20% of our gross revenue during fiscal years 2015, 2014 and 2013, respectively. A change in leadership with the recent Nigerian Presidential election could cause instability in the area resulting in a lack of demand for our services in Nigeria and safety risks for our operations and our people. In addition, the passage of the Nigerian Petroleum Industry Bill could lead to further uncertainty in demand in the region. Future unrest or legislation in Nigeria or our other operating regions could adversely affect our business, financial condition and results of operations in those regions. We cannot predict whether any of these events will continue to occur in Nigeria or occur elsewhere in the future.
We also have a joint venture operating in Sakhalin that may be negatively impacted by any further civil unrest within, war related to, or sanctions against Russia.
We are highly dependent upon the level of activity in the North Sea and to a lesser extent the U.S. Gulf of Mexico, which are mature exploration and production regions.
In fiscal years 2015, 2014 and 2013, approximately 58%, 55%, and 54%, respectively, of our gross revenue was derived from air transportation services provided to clients operating in the North Sea and the U.S. Gulf of Mexico. The North Sea and the U.S. Gulf of Mexico are mature exploration and production regions that have undergone substantial seismic survey and exploration activity for many years. Because a large number of oil and gas properties in these regions have already been drilled, additional prospects of sufficient size and quality could be more difficult to identify. The ability of our clients to produce sufficient quantities to support the costs of exploration in different basins can impact the level of future activity in these regions. Generally, the production from these drilled oil and gas properties is declining. In the future, production may decline to the point that such properties are no longer economic to operate, in which case, our services with respect to such properties will no longer be needed. Oil and gas companies may not identify sufficient additional drilling sites to replace those that become depleted. In addition, the U.S. government’s exercise of authority under the Outer Continental Shelf Lands Act, as amended, to restrict the availability of offshore oil and gas leases together with the U.K. government’s exercise of authority could adversely impact exploration and production activity in the U.S. Gulf of Mexico and the U.K. North Sea, respectively.
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
We contract with a small number of manufacturers and lessors for most of our aircraft expansion replacement and leasing needs. If any of the manufacturers face production delays due to, for example, natural disasters, labor strikes or availability of skilled labor, we may experience a significant delay in the delivery of previously ordered aircraft. During these periods, we may not be able to obtain orders for additional aircraft with acceptable pricing, delivery dates or other terms. Also, we have operating leases for a growing number of our helicopters. The number of companies that provide leasing for helicopters is limited. If any of these leasing companies face financial setbacks, we may experience delays or restrictions in our ability to lease aircraft. Delivery delays or our inability to obtain acceptable aircraft orders or lease aircraft would adversely affect our revenue and profitability and could jeopardize our ability to meet the demands of our clients and grow our business. Additionally, lack of availability of new aircraft resulting from a backlog in orders could result in an increase in prices for certain types of new and used helicopters.
If any of the helicopter manufacturers we contract with, the government bodies that regulate them or other parties identify safety issues with helicopter models we currently operate or that we intend to acquire, we may be required to suspend flight operations, as was done most recently with the H225 referenced above. If we are forced to suspend operations of helicopter models, our business, financial condition and results of operations during any period in which flight operations are suspended could be affected.
A shortfall in availability of aircraft components and parts required for maintenance and repairs of our helicopter and fixed wing aircraft and supplier cost increases could adversely affect us.
In connection with the required maintenance and repairs performed on our aircraft in order for them to stay fully operational and available for use in our operations, we rely on a few key vendors for the supply and overhaul of components fitted to our aircraft. These vendors have historically worked at or near full capacity supporting the aircraft production lines and the maintenance requirements of various government and civilian aircraft operators that may also operate at or near capacity in certain industries, including operators such as us who support the energy industry. Such conditions can result in backlogs in manufacturing schedules and some parts being in limited supply from time to time, which could have an adverse impact upon our ability to maintain and repair our aircraft. To the extent that these suppliers also supply parts for aircraft used by governments in military operations, parts delivery for our aircraft may be delayed. Our inability to perform timely maintenance and repairs can result in our aircraft being underutilized which could have an adverse impact on our operating results and financial condition. Furthermore, our operations in remote locations, where delivery of these components and parts could take a significant period of time, may also impact our ability to maintain and repair our aircraft. While every effort is made to mitigate such impact, this may pose a risk to our operating results. Additionally, supplier cost increases for critical aircraft components and parts also pose a risk to our operating results. Cost increases for contracted services are passed through to our clients through rate increases where possible, including as a component of contract escalation charges. However, as certain of our contracts are long-term in nature, cost increases may not be adjusted in our contract rates until the contracts are up for renewal.
Additionally, operation of a global fleet of aircraft requires us to carry spare parts inventory across our global operations to perform scheduled and unscheduled maintenance activity.  Changes in the aircraft model types of our fleet or the timing of exits from model types can result in inventory levels in excess of those required to support the fleet over the remaining life of the fleet.  Additionally, other parts may become obsolete or dormant given changes in use of parts on aircraft and maintenance needs.  These fleet changes or other external factors can result in impairment of inventory balances where we expect that excess, dormant or obsolete inventory will not recover its carrying value through sales to third parties or disposal.

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
We cannot predict the restrictions or requirements that may be imposed in the countries in which we operate. If we are unable to continue to operate or retain contracts in markets outside of the North Sea and the U.S. Gulf of Mexico, our operations outside of the North Sea and the U.S. Gulf of Mexico may not grow, and our future business, financial condition and results of operations may be adversely affected.
In order to grow our business, we may require additional capital in the future, which may not be available to us.
Our business is capital intensive, and to the extent we do not generate sufficient cash from operations, we will need to raise additional funds through bank debt, public or private debt, or equity financings to execute our growth strategy. Adequate sources of capital funding may not be available when needed, or may not be available on favorable terms. If we raise additional funds by issuing equity or certain types of convertible debt securities, dilution to the holdings of existing stockholders may result. Further, if we raise additional debt financing, we will incur additional interest expense and the terms of such debt may be at less favorable rates than existing debt and could require the pledge of assets as security or subject us to financial and/or operating covenants that affect our ability to conduct our business. If funding is insufficient at any time in the future, we may be unable to acquire additional aircraft, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business, financial condition and results of operations. See discussion of our capital commitments in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Future Cash Requirements” included elsewhere in this Annual Report.
Labor problems could adversely affect us.
Certain of our employees in the U.K., Norway, Nigeria, the U.S. and Australia (collectively, about 45% of our employees) are represented under collective bargaining or union agreements. Any disputes over the terms of these agreements or our potential inability to negotiate acceptable contracts with the unions that represent our employees under these agreements could result in strikes, work stoppages or other slowdowns by the affected workers. Periodically, certain groups of our employees who are not covered under a collective bargaining agreement consider entering into such an agreement. For example, in 2013 our U.S. Gulf of Mexico mechanics elected to unionize. Further, if our unionized workers engage in a strike, work stoppage or other slowdown, other employees elect to become unionized, existing labor agreements are renegotiated, or future labor agreements contain terms that are unfavorable to us, we could experience a disruption of our operations or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.
See Item 1. “Business — Employees” included elsewhere in this Annual Report for further discussion on the status of collective bargaining or union agreements.
Our failure to attract and retain qualified personnel could have an adverse effect on us.
Loss of the services of key management personnel at our corporate and regional headquarters without being able to attract personnel of equal ability could have a material adverse effect upon us. Further, Title 49 of the Transportation Code in the U.S. and other statutes require our President and two-thirds of our board of directors and other managing officers be U.S. citizens. Our failure to attract and retain qualified executive personnel or for such executive personnel to work well together or as effective leaders in their respective areas of responsibility could have a material adverse effect on our current business and future growth.

Our ability to attract and retain qualified pilots, mechanics and other highly-trained personnel is an important factor in determining our future success. For example, many of our clients require pilots with very high levels of flight experience. The market for these experienced and highly-trained personnel is competitive and may become more competitive. Accordingly, we cannot assure you that we will be successful in our efforts to attract and retain such personnel. Some of our pilots, mechanics and other personnel, as well as those of our competitors, are members of the U.K. or U.S. military reserves who have been, or could be, called to active duty. If significant numbers of such personnel are called to active duty, it would reduce the supply of such workers and likely increase our labor costs. Additionally, the addition of new aircraft types to our fleet or a sudden change in demand for a specific aircraft type as happened with the Sikorsky S-92 and Airbus Helicopters AS332 aircraft types in response to the Airbus Helicopters H225 grounding may require us to retain additional pilots, mechanics and other flight-related personnel. Our failure to attract and retain qualified personnel could have a material adverse effect on our current business and future growth.
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
The fall and winter months have fewer hours of daylight, particularly in the North Sea and Canada. While some of our aircraft are equipped to fly at night, we generally do not do so. In addition, drilling activity in the North Sea and Canada is lower during the winter months than the rest of the year. Anticipation of harsh weather during this period causes many oil and gas companies to limit activity during the winter months. Consequently, flight hours are generally lower during these periods, typically resulting in a reduction in operating revenue during those months. Accordingly, our reduced ability to operate in harsh weather conditions and darkness may have a material adverse effect on our business, financial condition and results of operations.
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
In the U.S. Gulf of Mexico, the months of December through March typically have more days of harsh weather conditions than the other months of the year. Heavy fog during those months often limits visibility and flight activity. In addition, in the Gulf of Mexico, June through November is tropical storm and hurricane season, and in Australia, November through April is cyclone season. When a weather event is about to enter or begins developing in these regions, flight activity may increase because of evacuations of offshore workers. However, during such an event, we are unable to operate in the area of the storm. In addition, as a significant portion of our facilities are located along the coast of these regions, extreme weather may cause substantial damage to our property in these locations, including possibly aircraft. Additionally, we incur costs in evacuating our aircraft, personnel and equipment prior to tropical storms, hurricanes and cyclones.
Failure to develop or implement new technologies could affect our results of operations.
Many of the aircraft that we operate are characterized by changing technology, introductions and enhancements of models of aircraft and services and shifting client demands, including technology preferences. Our future growth and financial performance will depend in part upon our ability to develop, market and integrate new services and to accommodate the latest technological advances and client preferences. In addition, the introduction of new technologies or services that compete with our services could result in our revenue decreasing over time. If we are unable to upgrade our operations or fleet with the latest technological advances in a timely manner, or at all, our business, financial condition and results of operations could suffer.

We are increasingly dependent on information technology, and if we are unable to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, our operations could be disrupted and our business could be negatively impacted.
Our business is increasingly dependent upon information technology networks and systems to process, transmit and store electronic and financial information; to capture knowledge of our business; and to communicate within our company and with clients, suppliers, partners and other stakeholders. These information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, cyber attacks, telecommunication failures, user errors or catastrophic events. Our information technology systems are becoming increasingly integrated on a global basis, so damage, disruption or shutdown to the system could result in a more widespread impact. If our information technology systems suffer severe damage, disruption or shutdown, and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience business disruptions and transaction errors causing a material adverse effect on our business, financial condition and results of operations.
In addition, cyber attacks could lead to potential unauthorized access and disclosure of confidential information, data loss, data corruption, communication interruption or other operational disruptions within our business. There is no assurance that we will not experience cyber attacks and suffer losses in the future. Further, as the methods of cyber attacks continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cyber attacks.
We operate in many international areas through entities that we do not control and are subject to government regulation that limits foreign ownership of aircraft companies in favor of domestic ownership.
We conduct many of our international operations through entities in which we have a noncontrolling investment or through strategic alliances with foreign partners. For example, we have acquired interests in, or in some cases have lease and service agreements with, entities that operate aircraft in Brazil, Canada, and Egypt. We provide engineering and administrative support to certain of these entities. We derive significant amounts of lease revenue, service revenue, equity earnings and dividend income from these entities. In fiscal years 2015, 2014 and 2013, we received approximately $87.7 million, $92.7 million and $54.0 million, respectively, of revenue from the provision of aircraft and other services to unconsolidated affiliates. As a result of not owning a majority interest or maintaining voting control of our unconsolidated affiliates, we do not have the ability to control their policies, management or affairs. The interests of persons who control these entities or partners may differ from ours, and may cause such entities to take actions that are not in our best interest. If we are unable to maintain our relationships with our partners in these entities, we could lose our ability to operate in these areas, potentially resulting in a material adverse effect on our business, financial condition and results of operations. Additionally, an operational incident involving one of the entities over which we do not have operational control may nevertheless cause us reputational harm.
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
These transactions may present significant risks such as insufficient revenue to offset liabilities assumed, potential loss of significant revenue and income streams, increased or unexpected expenses, inadequate return of capital, regulatory or compliance issues, the triggering of certain covenants in our debt agreements (including accelerated repayment) and unidentified issues not discovered in due diligence. In addition, such transactions could distract management from current operations. As a result of the risks inherent in such transactions, we cannot guarantee that any such transaction will ultimately result in the realization of its anticipated benefits or that it will not have a material adverse impact on our business, financial condition or results of operations. If we were to complete such an acquisition, disposition, investment or other strategic transaction, we may require additional debt or equity financing that could result in a significant increase in our amount of debt and our debt service obligations or the number of outstanding shares of our common stock, thereby diluting holders of our common stock outstanding prior to such acquisition.
We are subject to legal compliance risks.
As a global business, we are subject to complex laws and regulations in the U.S., the U.K. and other countries in which we operate. These laws and regulations relate to a number of aspects of our business, including import and export controls, the payment of taxes, employment and labor relations, fair competition, data privacy protections, securities regulation, and other regulatory requirements affecting trade and investment. The application of these laws and regulations to our business is often unclear and may sometimes conflict. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that result in reduced revenue and profitability. Non-compliance could also result in significant fines, damages, and other criminal sanctions against us, our officers or our employees, prohibitions or additional requirements on the conduct of our business and damage our reputation. Certain violations of law could also result in suspension or debarment from government contracts. We also incur additional legal compliance costs associated with our global regulations. In many foreign countries, particularly those with developing economies, it may be customary for others to engage in business practices that are prohibited by laws such as the FCPA, the U.K. Bribery Act and the BCCA in Brazil, an anti-bribery law that is similar to the FCPA and U.K. Bribery Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors, agents, and business partners will not take action in violation with our internal policies. Any such violation of the law or even internal policies could have an adverse effect on our business.
Actions taken by agencies empowered to enforce governmental regulations could increase our costs and reduce our ability to operate successfully.
Our operations are regulated by governmental agencies in the various jurisdictions in which we operate. These agencies have jurisdiction over many aspects of our business, including personnel, aircraft and ground facilities. Statutes and regulations in these jurisdictions also subject us to various certification and reporting requirements and inspections regarding safety, training and general regulatory compliance. Other statutes and regulations in these jurisdictions regulate the offshore operations of our clients. The agencies empowered to enforce these statutes and regulations may suspend, curtail or require us to modify our operations. In February 2014 the U.K. Civil Aviation Authority issued the CAP 1145 regulation, which is intended to improve the safety of offshore helicopter operations in the U.K. The regulation was issued in response to the August 23, 2013 crash of a competitor’s Airbus Helicopters AS332L2 Super Puma where four passengers lost their lives. The regulation is in part intended to improve the ability of passengers and crew to survive an offshore incident, and also addresses pilot training, helidecks, acceptable weather conditions for flying and other safety topics. For example, one requirement that went into effect on September 1, 2014 is that passengers may only occupy seats next to an emergency exit window. The requirements could present North Sea operators, including us, with significant operational challenges. A suspension or substantial curtailment of our operations for any prolonged period, and any substantial modification of our current operations, may have a material adverse effect on our business, financial condition and results of operations. See further discussion in Item 1. “Business — Government Regulation” and “Business - Environmental” included elsewhere in this Annual Report.

Changes in effective tax rates, taxation of our foreign subsidiaries or adverse outcomes resulting from examination of our tax returns could adversely affect our business, financial condition and results of operations.
Our future effective tax rates could be adversely affected by changes in tax laws, both domestically and internationally, or the interpretation or application thereof.  From time to time, the U.S. Congress and foreign, state and local governments consider legislation that could increase our effective tax rate or the effective tax rates of our consolidated affiliates. We cannot determine whether, or in what form, legislation will ultimately be enacted or what the impact of any such legislation would have on our profitability. If these or other changes to tax laws are enacted, our profitability could be negatively impacted.
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
Our operations are subject to U.S. federal, state and local, and foreign environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage, recycling and disposal of toxic and hazardous wastes. The nature of the business of operating and maintaining aircraft requires that we use, store and dispose of materials that are subject to environmental regulation. Environmental laws and regulations change frequently, which makes it impossible for us to predict their cost or impact on our future operations. Liabilities associated with environmental matters could have a material adverse effect on our business, financial condition and results of operations. We could be exposed to strict, joint and several liability for cleanup costs, natural resource damages and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties. Additionally, any failure by us to comply with applicable environmental laws and regulations may result in governmental authorities taking action against us that could adversely impact our operations and financial condition, including the:

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
The management of our global aircraft fleet involves a careful evaluation of the expected demand for our services across global markets, including the type of aircraft needed to meet this demand. As offshore oil and gas drilling and production globally moves to deeper water, more medium and large aircraft and newer technology aircraft may be required. As older aircraft models come off of current contracts and are replaced by new aircraft, our management evaluates our future needs for these aircraft models and ultimately the ability to recover our remaining investments in these aircraft through sales into the aftermarket. We depreciate our aircraft over their expected useful life to the expected salvage value to be received for the aircraft at the end of that life. However, depending on the market for aircraft we may record gains or losses on aircraft sales. In certain instances where a cash return can be made on newer aircraft in excess of the expected return available through the provision of our services, we may sell newer aircraft. The number of aircraft sales and the amount of gains and losses recorded on these sales is unpredictable. A failure to dispose of aircraft and parts in the secondary market could impair our ability to operate our fleet efficiently and service existing contracts or win new mandates and could have a material adverse effect on our business, financial condition or results of operations.

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
We are exposed to credit risk.
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
Credit risk arises on our trade receivables from the unexpected loss in cash and earnings when a client cannot meet its obligation to us or when the value of any security provided declines. To mitigate trade credit risk, we have developed credit policies that include the review, approval and monitoring of new clients, annual credit evaluations and credit limits. There can be no assurance that our risk mitigation strategies will be effective and that credit risk will not adversely affect our financial condition and results of operations.
Negative publicity may adversely impact us.
Media coverage and public statements that insinuate improper actions by us, our unconsolidated affiliates, or other companies in our industry, regardless of their factual accuracy or truthfulness, may result in negative publicity, litigation or governmental investigations by regulators. Addressing negative publicity and any resulting litigation or investigations may distract management, increase costs and divert resources. Negative publicity may have an adverse impact on our reputation, the morale of our employees and the willingness of passengers to fly on our aircraft and those of our competitors, which could adversely affect our business, financial condition or results of operations.
Regulations limit foreign ownership of our company, which could reduce the price of our common stock and cause owners of our common stock who are not U.S. persons to lose their voting rights.
Our restated certificate of incorporation provides that persons or entities that are not “citizens of the U.S.” (as defined in the Federal Aviation Act of 1958) shall not collectively own or control more than 25% of the voting power of our outstanding capital stock (the “Permitted Foreign Ownership Percentage”) and that, if at any time persons that are not citizens of the U.S. nevertheless collectively own or control more than the Permitted Foreign Ownership Percentage, the voting rights of shares owned by stockholders who are not citizens of the U.S. shall automatically be suspended, in the reverse chronological order of the dates and times of registry of such shares in the Company’s stock records, until the voting rights of a sufficient number thereof shall have been suspended so that the number of shares owned by stockholders who are not citizens of the U.S. that continue to have voting rights equals the greatest whole number that is less than or equal to the Permitted Foreign Ownership Percentage. Shares held by persons who are not citizens of the U.S. may lose their associated voting rights and be redeemed as a result of these provisions. These restrictions may have a material adverse impact on the liquidity or market value of our Common Stock because holders may be unable to transfer our Common Stock to persons who are not citizens of the U.S.

If we do not restrict the amount of foreign ownership of our common stock, we might lose our status as a U.S. air carrier and be prohibited from operating aircraft in the U.S., which would adversely impact our business, financial condition and results of operations.
Since we hold the status of a U.S. air carrier under the regulations of both the U.S. Department of Transportation and the FAA and we engage in the operating and dry-leasing of aircraft in the U.S., we are subject to regulations pursuant to Title 49 of the Transportation Code (the “Transportation Code”) and other statutes (collectively, the “Aviation Acts”). The Transportation Code requires that certificates to engage in air transportation be held only by citizens of the U.S. as that term is defined in the relevant section of the Transportation Code. That section requires: (i) that our President and two-thirds of our board of directors and other managing officers be U.S. citizens; (ii) that at least 75% of our outstanding voting stock be owned by U.S. citizens; and (iii) that we must be under the actual control of U.S. citizens. Further, our aircraft operating in the U.S. must generally be registered in the U.S. In order to register such aircraft under the Aviation Acts, we must be owned or controlled by U.S. citizens. Although our restated certificate of incorporation and amended and restated by-laws contain provisions intended to ensure compliance with the provisions of the Aviation Acts, a failure to maintain compliance could result in the loss of our air carrier status and thereby adversely affect our business, financial condition and results of operations and we would be prohibited from both operating as an air carrier and operating aircraft in the U.S. during any period in which we did not comply with these regulations.
Risks Related to Our Level of Indebtedness
Our level of indebtedness could adversely affect our ability to obtain financing, impair our ability to fulfill our obligations under our indebtedness and limit our ability to adjust to changing market conditions.
As of March 31, 2015, we had approximately $864.4 million of outstanding indebtedness. In addition, we had $265.7 million of availability for borrowings under our Credit Facilities as of March 31, 2015, subject to our maintenance of financial covenants and other conditions. Although the agreements governing our Credit Facilities and the indenture governing our 6 ¼% Senior Notes due 2022 (“6 ¼% Senior Notes”) contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and we could incur substantial additional indebtedness in the future.
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

•	subjecting us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates, including borrowings under our Credit Facilities;

•	increasing the possibility of an event of default under the financial and other covenants contained in our debt agreements; and

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
Our Credit Facilities also require us, and our future credit facilities may require us, to maintain specified financial ratios and satisfy certain financial condition tests. Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those tests in the future. The breach of any of these covenants could result in a default under our Credit Facilities. Upon the occurrence of an event of default under our existing or future credit facilities, the lenders could elect to declare all amounts outstanding under such credit facilities, including accrued interest or other obligations, to be immediately due and payable. There can be no assurance that our assets would be sufficient to repay all of our indebtedness in full.
The agreements governing certain of our indebtedness, including our Credit Facilities and the indentures governing the 3% Convertible Senior Notes and the 6 ¼% Senior Notes, contain cross-default provisions. Under these provisions, a default under one agreement governing our indebtedness may constitute a default under our other agreements of indebtedness.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The number and types of aircraft we operate are described in Item 1. “Business — Overview” above. In addition, we lease various office and operating facilities worldwide, including facilities at the Acadiana Regional Airport in New Iberia, Louisiana, the Redhill Aerodrome near London, England, the Aberdeen Airport, Scotland and along the U.S. Gulf of Mexico, and numerous residential locations near our operating bases or the bases of our affiliates in the U.K., Norway, Australia, Russia, Nigeria, Canada and Trinidad, which we use primarily for housing pilots and staff supporting those operations. We also lease office space in two buildings in Houston, Texas, which we use as our corporate headquarters and for other business purposes. Eastern Airways owns a majority controlling stake in the Humberside Airport in Kirmington, United Kingdom. Additionally, we have multiple properties in Titusville, Florida, where the largest campus of our Bristow Academy business unit is located. These facilities are generally suitable for our operations and can be replaced with other available facilities if necessary.
Additional information about our properties can be found in Note 7 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report (under the captions “Aircraft Purchase Contracts” and “Operating Leases”). A detail of our long-lived assets by geographic area as of March 31, 2015 and 2014 can be found in Note 11 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.
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
Other Matters
Although infrequent, aircraft accidents have occurred in the past, and the related losses and liability claims have been covered by insurance subject to various risk retention factors. We also are a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Common Stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “BRS.” The following table shows the range of prices for our Common Stock during each quarter of our last two fiscal years.

	Fiscal Year Ended March 31,
	2015		2014
	High	Low	High	Low
First Quarter	$80.62	$71.27	$69.05	$59.21
Second Quarter	80.60	66.48	73.97	64.94
Third Quarter	75.00	58.14	85.70	72.48
Fourth Quarter	66.20	50.80	79.70	64.10
On May 15, 2015, the last reported sale price of our Common Stock on the NYSE was $60.87 per share. As of May 15, 2015, there were 362 holders of record of our Common Stock.
We paid quarterly dividends of $0.32 per share during each quarter of fiscal year 2015 and $0.25 per share during each quarter of fiscal year 2014. On May 15, 2015, our board of directors approved a dividend of $0.34 per share of Common Stock, payable on June 18, 2015 to shareholders of record on June 5, 2015. During fiscal years 2015 and 2014, we paid dividends totaling $45.1 million and $36.3 million, respectively, to our shareholders. The declaration of future dividends is at the discretion of our board of directors and subject to our results of operations, financial condition, cash requirements and other factors and restrictions under applicable law, and our debt agreements.
The following table shows the repurchases of equity securities during the three months ended March 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2015 - March 31, 2015	—	$—	—	$125,000,047
 ______________

(1)
On November 6, 2014, we announced that our board of directors had extended the date to repurchase shares of our Common Stock through November 5, 2015 and increased the authorized repurchase amount to $150 million. During fiscal year 2015, we spent $80.8 million to repurchase 1,160,940 shares of our Common Stock. As of May 15, 2015, we had $125.0 million of repurchase authority remaining from the $150 million that was authorized for share repurchases between November 6, 2014 to November 5, 2015. The timing and method of any repurchases under the program will depend on a variety of factors, is subject to our results of operations, financial condition, cash requirements, and other factors and restrictions under applicable law, and our debt agreements, and may be suspended or discontinued at any time.

The following graph compares the cumulative 5-year total shareholder return on our Common Stock relative to the cumulative total returns of the S&P 500 index, the PHLX Oil Service Sector index and the Simmons Offshore Transportation Services Group. We have included the Simmons Offshore Transportation Services Group as management reviews this data internally and believes that this comparison is most representative to our peer group. The graph assumes that the value of the investment in our Common Stock and in each of the indices (including reinvestment of dividends) was $100 on March 31, 2010 and tracks it through March 31, 2015.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Bristow Group Inc., the S&P 500 Index, the PHLX Oil Service Sector Index,
and the Simmons Offshore Transportation Services Group

 *$100 invested on 3/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending March 31.
Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	March 31, 2010	March 31, 2011	March 31, 2012	March 31, 2013	March 31, 2014	March 31, 2015
Bristow Group Inc.	100.00	125.36	128.23	180.13	209.21	153.64
S&P 500 Index	100.00	115.65	125.52	143.05	174.31	196.51
PHLX Oil Service Sector Index	100.00	144.09	115.49	122.53	152.38	115.35
Simmons Offshore Transportation Services Group	100.00	131.30	124.94	129.80	143.37	84.18

Item 6. Selected Financial Data
The following table contains our selected historical consolidated financial data. You should read this table along with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related notes thereto, all of which are included elsewhere in this Annual Report.

	Fiscal Year Ended March 31,
	2015(1)	2014(2)	2013(3)	2012(4)	2011(5)
	(In thousands, except per share data)
Statement of Income Data: (6)
Gross revenue	$1,858,669	$1,669,582	$1,508,473	$1,341,803	$1,232,808
Net income attributable to Bristow Group	$84,300	$186,737	$130,102	$63,530	$132,315
Basic earnings per common share	$2.40	$5.15	$3.61	$1.76	$3.67
Diluted earnings per common share	$2.37	$5.09	$3.57	$1.73	$3.60
Cash dividends declared per share	$1.28	$1.00	$0.80	$0.60	$—

	March 31,
	2015	2014	2013	2012	2011
	(In thousands)
Balance Sheet Data: (6)
Total assets	$3,230,720	$3,398,257	$2,950,692	$2,740,363	$2,675,354
Long-term obligations (7)	$864,422	$841,302	$787,269	$757,245	$718,836
 ______________

(1)
Results for fiscal year 2015 include a gain on the sale of HCA of $3.9 million ($2.5 million, net of tax), a $7.2 million ($5.7 million, net of tax) write-down of inventory spare parts to the lower of cost or market value and $10.4 million ($8.0 million, net of tax) in additional depreciation due to fleet changes. Additional discussion of these items and other significant items in fiscal year 2015 is included under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Overview of Operating Results — Fiscal Year 2015 Compared to Fiscal Year 2014” included elsewhere in this Annual Report.

(2)
Results for fiscal year 2014 include a gain on the sale of the FB Entities of $103.9 million ($67.9 million, net of tax), $12.7 million ($8.3 million net of tax) in charges related to the cancellation of a potential financing, a $12.7 million ($10.1 million, net of tax) write-down of inventory spare parts to the lower of cost or market value and $13.6 million ($8.8 million, net of tax) in lower earnings from Líder resulting primarily from a tax amnesty payment Líder made to the Brazilian government. Additional discussion of these items and other significant items in fiscal year 2014 is included under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Overview of Operating Results — Fiscal Year 2015 Compared to Fiscal Year 2014” included elsewhere in this Annual Report.

(3)
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

(4)
Results for fiscal year 2012 include a loss on disposal of assets of $31.7 million ($26.0 million, net of tax), a $25.9 million ($18.5 million, net of tax) write-down of inventory spare parts to lower of cost or market value, an impairment charge of $2.7 million ($2.7 million, net of tax) for two medium aircraft, a $2.7 million ($1.7 million, net of tax) impairment charge resulting from the abandonment of certain assets located in Creole, Louisiana as we ceased operations from that location, $2.1 million ($1.4 million, net of tax) in direct costs associated with the sale of 11 AS332L aircraft and $0.8 million in tax expense related to various tax items.

(5)
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

(6)
Results of operations and financial position of companies that we have acquired have been included beginning on the respective dates of acquisition and include Airnorth (January 2015), Eastern Airways (February 2014) and Rotorwing Leasing Resources, L.L.C. (“RLR”) (July 2011). Amounts also include our investment in Cougar (October 2012). On July 14, 2013, we sold our 50% interest in the FB Entities and on November 21, 2014, we sold our 50% interest in HCA.

(7)	Includes long-term debt, current maturities of long-term debt and a capital lease obligation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with “Forward-Looking Statements,” Item 1A. “Risk Factors” and our Consolidated Financial Statements for fiscal years 2015, 2014 and 2013, and the related notes thereto, all of which are included elsewhere in this Annual Report.
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
Our Strategy
Our goal is to strengthen our position as the leading helicopter services provider to the offshore energy industry and a leading helicopter services provider for civilian SAR and to pursue additional business opportunities that leverage our strengths in these markets. We intend to employ the following well defined business/commercial and capital allocation strategies to achieve this goal:
Business/Commercial Strategy

•
Be the preferred provider of helicopter services. We are positioned in the market to be the preferred provider of helicopter services by maintaining strong relationships with our clients and providing a high level of safety and operating reliably. This differentiation is maintained because of our resolute focus on our cornerstone philosophy of “Target Zero Accidents”, “Target Zero Downtime” and “Target Zero Complaints” allowing us to achieve “Operational Excellence.”  Operational Excellence means we maintain close relationships with field operations, corporate management and contacts at our oil and gas clients and governmental agencies which we believe help us better anticipate client needs and provide them a highly reliable service. We provide our clients operational predictability by positioning the right assets in the right place at the right time repeatedly. This in turn allows us to better manage our fleet utilization and capital investment program and drive internal efficiencies.  By better understanding and delivering on our clients’ needs, we effectively compete against other helicopter service providers with better aircraft optionality, client service, and reliability, not just on price and safety. In October 2014, we along with five major helicopter operators formally launched HeliOffshore. HeliOffshore is an industry organization whose goal is to enhance the already strong safety record of the offshore helicopter industry by sharing best practices in automation, performance monitoring, operating procedures, and advanced technology to establish common global flight standards. We believe this will make our sector a sustainably reliable and dependable logistics option for the oil and gas industry.

•
Grow our business while managing our assets. We plan to continue to grow our business globally and increase our revenue and profitability over time, while managing through cyclical downturns in the energy industry or governmental spending reductions or modifications. We conduct flight operations in most major oil and gas producing regions of the world, and through our strong relationships with our existing clients, we are aware of future business opportunities in the markets we currently serve that would allow us to grow through new contracts. Additionally, new opportunities may result in growth through acquisitions, participation with existing unconsolidated affiliates, investing in new companies, or creating partnerships and alliances with existing industry participants or in new sectors of the air transport industry. We are also actively managing our aircraft fleet with the expressed goal of continually renewing the fleet with newer technology aircraft, while also reducing the number of fleet types we operate. We expect that a reduction in the number of fleet types we operate will allow us to realize operating, maintenance, inventory and supply chain efficiencies across a more standardized global fleet of aircraft.

•
Sustaining Operational Excellence. We continue to invest in operations transformation across our organization, with the goal of developing and sustaining industry differentiation through Operational Excellence. We define our objective of ongoing improvement across four strategic areas: client alignment, operational excellence, exceptional people and profitable growth.  We strive for the highest standards in safety performance, mission execution, people management and financial discipline.  To sustain client confidence, we have created the role of Service Delivery Manager in each of our business units.  We have also appointed a number of global account and business development executives to support our drive to deliver Operational Excellence to our clients.  We are also working to improve operational performance by creating global supply chain and fleet management groups.  We are in the process of further standardizing, simplifying and integrating our business processes across our global operations so we can better provide more consistent and high quality service delivery.  We are investing in two new technology platforms, eFlight and a new ERP platform, to support flight operations and activities such as finance, supply chain and maintenance.  The expected benefits of these efforts in addition to a scalable platform for growth include fewer process steps, decreased cost, better maintenance turnaround, minimization of aircraft downtime, faster billing and collections, reduced inventory levels and lower risk exposure, which should lead to improved margins, asset turnover, cash flow and Bristow Value Added (“BVA”).  We expect the technology execution portion of operational excellence to not only improve our differentiated position with our clients but also reduce risk and reinforce our targeted 10-15% adjusted diluted earnings per share growth over a three to five year period through BVA and earnings per share accretion.

Capital Allocation Strategy
Our capital allocation strategy is based on three principles as follows:

Principle: Prudent Balance Sheet Management
Principle: Highest Return using BVA
Principle: Balanced Shareholder Return
Liquidity Adequate?
No
Create/Build Liquidity
Yes
Capital Structure Targets Achieved?
No
Reduce Leverage
Yes
Invest in Growth Opportunities
Are returns above capital charge?
Yes
Organic Growth/ Acquisitions
No
Withdraw Capital
Capital Appreciation
Return Capital to Shareholders
Growing Quarterly Dividend
Other forms of capital returns

•
Prudent balance sheet management. Throughout our corporate and business unit management, we proactively manage our capital allocation plan with a focus on achieving business growth and improving rates of return, within the dictates of prudent balance sheet management. In addition to cash flow generated from operations, we intend to maintain adequate liquidity and manage our capital structure relative to our commitments with external financings when necessary and through the use of operating leases for a target of 35% of our LACE. The target recognizes that we will have variability above or below the target of approximately 5% of our LACE due to timing of leases, purchases, disposals and lease terminations. As of March 31, 2015, aircraft under operating leases accounted for 37% of our LACE. Our adjusted debt to total equity ratio and total liquidity were 99.7% and $369.9 million, respectively, as of March 31, 2015 compared to 76.4% and $529.9 million, respectively, as of March 31, 2014. Adjusted debt includes balance sheet debt of $864.4 million and $841.3 million, respectively, the net present value of operating leases of $640.0 million and $411.6 million, respectively, letters of credit, bank guarantees and financial guarantees of $10.7 million and $2.7 million, respectively, and the unfunded pension liability of $99.6 million and $86.8 million, respectively, as of March 31, 2015 and 2014.

•
Highest return of BVA. Our internal financial management framework, called BVA, focuses on the returns we deliver across our organization. BVA is a financial performance measure that we use to measure gross cash flow less a capital charge, assumed to be 10.5% of the use of gross invested capital employed. Our goal is to achieve strong improvements in BVA over time by (1) improving the cash returns we earn throughout our organization via Operational Excellence initiatives and capital efficiency improvements as well as through better pricing based on the differentiated value we deliver to clients via the Bristow Client Promise program; (2) deploying more capital into commercial opportunities where management believes we can deliver strong returns and when we believe it will benefit us and our shareholders, including making strategic acquisitions or strategic equity investments; and (3) withdrawing capital from areas where returns are deemed inadequate and unable to be sufficiently improved. When appropriate, we may divest parts of the Company. Improvements in BVA are the primary financial measure in our management incentive plan, which is designed to align the interests of management with shareholders and also encourages management actions that increase the long-term value of the Company.

•
Balanced shareholder return. We believe our liquidity position and cash flows from operations will be adequate to finance operating and maintenance expenditures, so we have matched our capital deployment alternatives for the current business environment to deliver a more balanced return to our shareholders. On May 15, 2015, our board of directors approved a dividend of $0.34 per share, our seventeenth consecutive quarterly dividend. On August 1, 2013, our board of directors approved a dividend policy with a goal of an annualized quarterly dividend payout ratio of approximately 20-30% of forward adjusted earnings per share, although actual dividend payments are at the discretion of the board of directors and may not meet or may exceed this ratio. Also, our board of directors has authorized expenditures to repurchase shares of Common Stock since November 2011. On November 6, 2014, our board of directors extended the date to repurchase shares of our Common Stock through November 5, 2015 and increased the remaining authorized repurchase amount to a total of $150 million, of which $125 million remains authorized. As of May 15, 2015, we had repurchased 2,756,419 shares of our Common Stock for a total of $184.8 million since 2011. For additional information on our repurchases of Common Stock, see “Share Repurchases” in Note 10 to the financial statements elsewhere in this Annual Report. The timing and method of any repurchases under the program will depend on a variety of factors, is subject to our results of operations, financial condition, cash requirements and other factors and restrictions under applicable law and our debt instruments, and may be suspended or discontinued at any time.

Market Outlook
Our core business is providing helicopter services to the worldwide oil and gas industry. We also provide public and private sector SAR services and fixed wing services. Our global operations and critical mass of helicopters provide us with geographic and client diversity which helps mitigate risks associated with a single market or client.
The oil and gas business environment experienced a downturn during fiscal year 2015. Brent crude oil prices declined from approximately $106 per barrel at July 1, 2014 to $48 per barrel at March 31, 2015, driven by increased global supply of crude oil and forecasts for reduced demand for crude oil resulting from weaker global economic growth in many regions of the world. We believe the oil price decline will negatively impact the cash flow of our clients and lead many of them to reduce capital expenditures in calendar 2015 compared to 2014 levels, negatively impacting exploration and development drilling activity during 2015. Many of our clients have already reduced capital spending plans and implemented measures to reduce costs. However, we believe the current price environment will have less impact on offshore production than offshore exploration activity of our clients during 2015. We believe that the total duration of this current market slowdown will last between 18 to 36 months. Although the largest share of our revenue relates to oil and gas production and our largest contract, U.K. SAR, is not tied to declining oil prices, the March 31, 2015 price of crude oil and further declines against this price could result in the rescaling, delay or cancellation of planned offshore projects which could impact our operations in future periods.
The SAR market is continuing to evolve and we believe further outsourcing of public SAR services to the private sector will continue, although the timing of these opportunities is uncertain. The clients for our SAR services include both the oil and gas industry, where our revenue is primarily dependent upon the client’s operating expenditures, and governmental agencies, where our revenue is dependent upon the country’s desire to privatize SAR and enter into long-term contracts. Public SAR service opportunities include previously awarded work involving seven aircraft for the U.K. Gap SAR contract, five aircraft in Ireland, two aircraft in the Dutch Antilles, 18 additional aircraft for the U.K. SAR contract awarded to us and four aircraft for the Falklands. We are also pursuing other public and oil and gas SAR opportunities for multiple aircraft in various areas including Australia, Brazil, Canada, Greenland, the Mediterranean, Nigeria, Norway and Trinidad, and other countries have indicated an interest in outsourcing SAR services. We are also pursuing other non-SAR government aircraft logistics opportunities.

As discussed above, we continue to seek ways to operate more efficiently and work with our clients to improve the efficiency of their operations within our “Operational Excellence” strategy. These efficiency gains, combined with strong demand, should lead to expansion of our business in some of our core markets.
Recent Events
Airnorth acquisition — On January 29, 2015, Bristow Helicopters Australia Pty Ltd. (“Bristow Helicopters Australia”) acquired an 85% interest in Capiteq Limited, operating under the name Airnorth, for cash of A$30.3 million ($24.0 million), with possible earn out consideration of up to A$17 million ($13.0 million) to be paid over four years based on the achievement in part on the achievement of specified financial performance thresholds and continued employment by the selling shareholders. Airnorth is Northern Australia’s largest regional fixed wing operator based in Darwin, Northern Territory, Australia with both scheduled and charter services which focus primarily on the energy and mining industries in northern and western Australia as well as international service to Dili, Timor-Leste. Airnorth’s fleet consists of thirteen aircraft (nine turboprop and four new technology regional jets) and its customer base includes many energy companies to which Bristow Group already provides helicopter service. We believe this investment will strengthen our ability to provide point to point transportation services for existing Australian based passengers, expand helicopter services in certain areas in Southeast Asian markets and create a more integrated logistics solution for global clients.
The acquisition of Airnorth was accounted for under the purchase method and the results have been consolidated from the date of acquisition in the Australia business unit. The purchase price will be allocated based on the fair value of assets acquired and liabilities assumed as of the acquisition date.
We expect this acquisition will contribute approximately A$105-A$115 million ($83-$91 million) in operating revenue and A$25-A$30 million ($20-$24 million) of adjusted EBITDAR for fiscal year 2016.
Impact of fleet changes — The management of our global aircraft fleet involves a careful evaluation of the expected demand for helicopter services across global energy markets, including the type of aircraft needed to meet this demand. As offshore oil and gas drilling and production globally moves to deeper water, more medium and large aircraft and newer technology aircraft may be required. As older aircraft models come off of current contracts and are replaced by new aircraft, our management evaluates our future needs for these aircraft models and ultimately the ability to recover our remaining investments in these aircraft through sales into the aftermarket. We depreciate our aircraft over their expected useful life to the expected salvage value to be received for the aircraft at the end of that life. However, depending on the market for aircraft or changes in the expected future use of aircraft within our fleet, we may record gains or losses on aircraft sales, impairment charges for aircraft operating or held for sale, or accelerate or increase depreciation on aircraft used in our operations. In certain instances where a cash return can be made on newer aircraft in excess of the expected return available through the provision of helicopter services, we may sell newer aircraft. The number of aircraft sales and the amount of gains and losses recorded on these sales is unpredictable. While aircraft sales are common in our business and are reflected in our operating results, gains and losses on aircraft sales may result in our operating results not reflecting the ordinary operating performance of our primary business, which is providing aircraft services to our clients. The gains and losses on aircraft sales and any impairment charges are not included in the calculation of adjusted EBITDAR, adjusted earnings per share or gross cash flows for purposes of calculating BVA.
As part of an ongoing process to rationalize and simplify our global fleet of helicopters, during fiscal year 2014 we implemented a plan to reduce the number of aircraft types in our fleet to eight model types in approximately five years and six model types in approximately ten years. During fiscal year 2014, we completed our exit from five model types and in fiscal year 2015 we completed our exit from four model types while adding two model types. As we modernize our fleet, the introduction of new technology aircraft types temporarily slows fleet type reduction. We have recently added two new fleet types, the AgustaWestland AW189 large aircraft and Sikorsky S-76D medium aircraft. This is the first time in six years that we have introduced a new aircraft type into our fleet. These aircraft and other new technology models will comprise our target service offering as we reduce the overall number of aircraft in our fleet in the upcoming years.
During fiscal year 2015, we recorded impairment charges totaling $36.1 million related to 27 aircraft included in assets held for sale. Included in the impairment charges were $24.5 million recorded during the three months ended December 31, 2014 related to ten large aircraft as a result of negotiations associated with the disposal of all 17 of this aircraft type in our fleet. During the three months ended March 31, 2015, we completed the disposal of 13 of these aircraft and recorded an additional loss of $6.4 million. Additionally, as we expect to complete the disposal of the remaining four aircraft of this type still operating in Australia in fiscal year 2016, we adjusted the salvage value and recorded additional depreciation expense of $6.2 million during the three months ended March 31, 2015. We also expect to record additional depreciation expense of $6.2 million during the three months ended June 30, 2015 in Australia related to these remaining aircraft. Also, included in the impairment charges was $4.3 million related to three medium prototype aircraft included in assets held for sale. We entered into an agreement in April 2015 to sell these three aircraft and purchase fully developed/non-prototype aircraft.

The limited availability of some new aircraft models and the need throughout the industry to retire many of the older aircraft in the worldwide fleet is a driver for our industry.
Selected Regional Perspectives
Brazil continues to represent a significant part of our helicopter growth outlook. The growth expected in the pre-salt deepwater fields in Brazil will necessitate investment in infrastructure and associated services, particularly the addition of more offshore drilling rigs and production platforms which will require additional helicopters for support. Helicopters procured for this market tend to be newer and more sophisticated which is aligned with both our “Operational Excellence” and Líder’s “Decolar” service differentiation programs. Continuing their fleet growth plan, Petrobras released new tenders for multiple medium and large aircraft expected to commence in the second half of calendar year 2015 and continue into calendar year 2016. In addition, recent new licensing rounds have been very well attended and several international oil companies have gained new blocks which should result in additional aircraft demand beyond the Petrobras requirements in the future. Petrobras represented 60% of Líder’s operating revenue in fiscal year 2015. Certain executives at Petrobras are the subject of ongoing investigations into alleged compliance violations, which may delay new contracts in Brazil.
Additionally, Líder also has significant business in the general aviation sector and previously announced that it had secured a new position as the exclusive dealer for Bombardier jet aircraft sales in Brazil. This is expected to add to Líder’s aircraft sales business and supplement Líder’s Beechcraft turboprop dealership position.
As expected, Líder’s operations performed better during fiscal year 2014 and into fiscal year 2015 as new aircraft began operating; however, currency fluctuations continue to make it difficult to predict the earnings from our Líder investment. These currency fluctuations, which primarily do not impact Líder’s cash flow from operations, had a significant negative impact on Líder’s results in fiscal years 2014 and 2015, impacting our earnings from unconsolidated affiliates. Earnings from unconsolidated affiliates, net of losses, on our consolidated statements of income, is included in calculating adjusted EBITDAR and adjusted net income.
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
We recognize that the operating environment for our North America business unit has been challenging given our fleet mix, and so we have been proactively restructuring our business by exiting the Alaska aircraft market, with a long-term strategy of operating larger aircraft to service Gulf of Mexico deepwater client contracts. During fiscal years 2015 and 2014, respectively, we recorded $1.6 million and $3.4 million in costs associated with restructuring our North America business unit which related primarily to employee severance and retention costs.
We conduct business in various foreign countries, and as such, our cash flows and earnings are subject to fluctuations and related risks from changes in foreign currency exchange rates. During fiscal year 2015, our primary foreign currency exposure was related to the British pound sterling, the euro, the Australian dollar, the Nigerian naira, the Norwegian kroner and the Brazilian real. The recent strengthening of the U.S. dollar had a significant impact on our results as discussed under “– Results of Operations” below. For details on this exposure and the related impact on our results of operations, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” and Note 1 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

Overview of Operating Results
The following table presents our operating results and other statement of income information for the applicable periods:

	Fiscal Years Ended March 31,		Favorable (Unfavorable)
	2015	2014
	(In thousands, except per share amounts, percentages and flight hours)
Gross revenue:
Operating revenue	$1,726,987	$1,516,326	$210,661	13.9%
Reimbursable revenue	131,682	153,256	(21,574)	(14.1)%
Total gross revenue	1,858,669	1,669,582	189,087	11.3%

Operating expense:
Direct cost	1,174,991	1,041,575	(133,416)	(12.8)%
Reimbursable expense	124,566	144,557	19,991	13.8%
Impairment of inventories	7,167	12,669	5,502	43.4%
Depreciation and amortization	114,293	95,977	(18,316)	(19.1)%
General and administrative	254,158	199,814	(54,344)	(27.2)%
	1,675,175	1,494,592	(180,583)	(12.1)%

Loss on disposal of assets	(35,849)	(722)	(35,127)	*
Earnings from unconsolidated affiliates, net of losses	(1,771)	12,709	(14,480)	(113.9)%

Operating income	145,874	186,977	(41,103)	(22.0)%

Interest expense, net	(29,354)	(43,218)	13,864	32.1%
Extinguishment of debt	(2,591)	—	(2,591)	*
Gain on sale of unconsolidated affiliates	3,921	103,924	(100,003)	(96.2)%
Other income (expense), net	(6,377)	(2,692)	(3,685)	(136.9)%

Income before provision for income taxes	111,473	244,991	(133,518)	(54.5)%
Provision for income taxes	(22,766)	(57,212)	34,446	60.2%

Net income	88,707	187,779	(99,072)	(52.8)%
Net income attributable to noncontrolling interests	(4,407)	(1,042)	(3,365)	(322.9)%
Net income attributable to Bristow Group	$84,300	$186,737	$(102,437)	(54.9)%

Diluted earnings per common share	$2.37	$5.09	$(2.72)	(53.4)%
Operating margin (1)	8.4%	12.3%	(3.9)%	(31.7)%
Flight hours (2)	208,813	195,400	13,413	6.9%

Non-GAAP financial measures: (3)
Adjusted operating income	$210,564	$233,459	$(22,895)	(9.8)%
Adjusted operating margin (1)	12.2%	15.4%	(3.2)%	(20.8)%
Adjusted EBITDAR	$473,824	$433,656	$40,168	9.3%
Adjusted EBITDAR margin (1)	27.4%	28.6%	(1.2)%	(4.2)%
Adjusted net income	$133,963	$163,176	$(29,213)	(17.9)%
Adjusted diluted earnings per share	$3.77	$4.45	$(0.68)	(15.3)%

	Fiscal Years Ended March 31,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except per share amounts, percentages and flight hours)
Gross revenue:
Operating revenue	$1,516,326	$1,344,015	$172,311	12.8%
Reimbursable revenue	153,256	164,458	(11,202)	(6.8)%
Total gross revenue	1,669,582	1,508,473	161,109	10.7%

Operating expense:
Direct cost	1,041,575	900,378	(141,197)	(15.7)%
Reimbursable expense	144,557	157,416	12,859	8.2%
Impairment of inventories	12,669	—	(12,669)	*
Depreciation and amortization	95,977	96,284	307	0.3%
General and administrative	199,814	163,389	(36,425)	(22.3)%
	1,494,592	1,317,467	(177,125)	(13.4)%

Gain (loss) on disposal of assets	(722)	8,068	(8,790)	(108.9)%
Earnings from unconsolidated affiliates, net of losses	12,709	25,070	(12,361)	(49.3)%

Operating income	186,977	224,144	(37,167)	(16.6)%

Interest expense, net	(43,218)	(41,658)	(1,560)	(3.7)%
Extinguishment of debt	—	(14,932)	14,932	*
Gain on sale of unconsolidated affiliate	103,924	—	103,924	*
Other income (expense), net	(2,692)	(877)	(1,815)	(207.0)%

Income before provision for income taxes	244,991	166,677	78,314	47.0%
Provision for income taxes	(57,212)	(35,002)	(22,210)	(63.5)%

Net income	187,779	131,675	56,104	42.6%
Net income attributable to noncontrolling interests	(1,042)	(1,573)	531	33.8%
Net income attributable to Bristow Group	$186,737	$130,102	$56,635	43.5%

Diluted earnings per common share	$5.09	$3.57	$1.52	42.6%
Operating margin (1)	12.3%	16.7%	(4.4)%	(26.3)%
Flight hours (2)	195,400	207,149	(11,749)	(5.7)%

Non-GAAP financial measures:(3)
Adjusted operating income	$233,459	$217,348	$16,111	7.4%
Adjusted operating income margin (1)	15.4%	16.2%	(0.8)%	(4.9)%
Adjusted EBITDAR	$433,656	$380,966	$52,690	13.8%
Adjusted EBITDAR margin (1)	28.6%	28.3%	0.3%	1.1%
Adjusted net income	$163,176	$137,846	$25,330	18.4%
Adjusted diluted earnings per share	$4.45	$3.78	$0.67	17.7%
______________________
* percentage change not meaningful

(1)
Operating margin is calculated as operating income divided by operating revenue. Adjusted operating margin is calculated as adjusted operating income divided by operating revenue. Adjusted EBITDAR margin is calculated as adjusted EBITDAR divided by operating revenue.

(2)
Excludes flight hours from Bristow Academy and unconsolidated affiliates and includes flight hours from our fixed wing operations in the U.K. and Australia for fiscal years 2015 and 2014 totaling 29,663 and 4,107, respectively.

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

	Fiscal Year Ended March 31,
	2015	2014	2013
	(In thousands, except per share amounts)
Adjusted operating income	$210,564	$233,459	$217,348
Gain (loss) on disposal of assets	(35,849)	(722)	8,068
Special items(i)	(28,841)	(45,760)	(1,272)
Operating income	$145,874	$186,977	$224,144

Adjusted EBITDAR	$473,824	$433,656	$380,966
Gain (loss) on disposal of assets	(35,849)	(722)	8,068
Special items(i)	(17,132)	58,740	(16,204)
Depreciation and amortization	(114,293)	(95,977)	(96,284)
Rent expense	(164,767)	(105,769)	(67,423)
Interest expense	(30,310)	(44,938)	(42,446)
Provision for income taxes	(22,766)	(57,211)	(35,002)
Net income	$88,707	$187,779	$131,675

Adjusted net income	$133,963	$163,176	$137,846
Gain (loss) on disposal of assets(ii)	(28,528)	(574)	6,373
Special items(i) (ii)	(21,135)	24,135	(14,117)
Net income attributable to Bristow Group	$84,300	$186,737	$130,102

Adjusted diluted earnings per share	$3.77	$4.45	$3.78
Gain (loss) on disposal of assets(ii)	(0.80)	(0.02)	0.17
Special items(i) (ii)	(0.59)	0.66	(0.39)
Diluted earnings per share	2.37	5.09	3.57
_______________

(i)	See information about special items during fiscal years 2015, 2014 and 2013 under “Fiscal Year 2015 Compared to Fiscal Year 2014” and “Fiscal Year 2014 Compared to Fiscal Year 2013” below.

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
Some of the additional limitations of adjusted EBITDAR are:

•	Adjusted EBITDAR does not reflect our current or future cash requirements for capital expenditures;

•	Adjusted EBITDAR does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDAR does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debts;

•	Adjusted EBITDAR does not reflect the significant rent expense or the cash requirements necessary to make lease payments on our operating leases; and

•
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and adjusted EBITDAR does not reflect any cash requirements for such replacements.

The following tables present business unit adjusted EBITDAR and adjusted EBITDAR margin discussed in “Business Unit Operating Results,” and consolidated adjusted EBITDAR and adjusted EBITDAR margin for fiscal years 2015, 2014 and 2013:

	Fiscal Year Ended March 31,
	2015	2014	2013
	(In thousands, except percentages)
Europe	$255,506	$216,283	$181,475
West Africa	109,154	101,175	88,780
North America	94,101	73,528	57,864
Australia	52,596	29,111	43,001
Other International	35,620	63,778	61,495
Corporate and other	(73,153)	(50,219)	(51,649)
Consolidated adjusted EBITDAR	$473,824	$433,656	$380,966

Europe	32.8%	34.7%	36.2%
West Africa	34.6%	32.1%	31.5%
North America	40.2%	32.1%	25.7%
Australia	25.2%	19.6%	27.1%
Other International	26.2%	47.7%	46.6%
Consolidated adjusted EBITDAR margin	27.4%	28.6%	28.3%

Fiscal Year 2015 Compared to Fiscal Year 2014
For fiscal year 2015, we reported operating income of $145.9 million, net income of $84.3 million and diluted earnings per share of $2.37 compared to operating income of $187.0 million, net income of $186.7 million and diluted earnings per share of $5.09 for fiscal year 2014. The results for fiscal year 2015 were significantly impacted by:

•
An unfavorable foreign currency exchange impact of $39.4 million driven primarily by a strengthening U.S. dollar, including $25.7 million reflected as a reduction in earnings from unconsolidated affiliates related to our affiliate in Brazil,

•
An increase in general and administrative expense of $54.3 million driven by higher compensation costs of $20.1 million primarily related to improved BVA year-over-year and stock price performance versus our peer group, and higher professional fees of $13.1 million primarily related to ongoing Operations Transformation and other initiatives,

•	A loss on disposal of assets of $35.8 million (primarily related to non-cash impairment charges related to aircraft of $36.1 million) and non-cash inventory impairment charges of $7.2 million, and

•	Additional depreciation expense related to fleet changes of $10.4 million.
Adjusted operating income, adjusted net income and adjusted earnings per share, which are non-GAAP measures as discussed above, include the significant impact of the foreign currency exchange rate changes and general and administrative expense increases as these items are associated with our business operations. These non-GAAP measures exclude the loss on disposal of the assets and additional depreciation expense, and other special items including the gain on sale of an unconsolidated affiliate, North America business unit restructuring, additional expense related to CEO succession, premium and fees associated with a repurchase of a portion of our 6¼% Senior Notes, reversal of accrued maintenance costs, an accounting correction and Nigeria severance costs. The loss on disposal of assets and special items on a combined basis decreased our operating income by $64.7 million, decreased our net income by $49.7 million and decreased diluted earnings per share by $1.39. The foreign currency exchange impact in fiscal year 2015 decreased earnings per share by $0.88, on an adjusted and unadjusted basis, compared to a decrease of $0.21 in fiscal year 2014.
For fiscal year 2015, excluding the special items and loss on disposal of assets, adjusted operating income, adjusted net income and adjusted diluted earnings per share were $210.6 million, $134.0 million and $3.77, respectively. For fiscal year 2014, excluding the special items and loss on disposal of assets, adjusted operating income, adjusted net income and adjusted diluted earnings per share were $233.5 million, $163.2 million and $4.45, respectively.
Adjusted EBITDAR, which excludes the same special items and loss on disposal of assets in both periods, was $473.8 million in fiscal year 2015 compared to $433.7 million in fiscal year 2014, a 9.3% increase.
The increase in adjusted EBITDAR is primarily due to the following:

•	An increase in activity in our Europe business unit, including the addition of Eastern Airways in February 2014,

•	The startup of new contracts in our Australia business unit,

•	Improved contract terms in our West Africa business unit,

•
The recovery of $19.6 million from original equipment manufacturers provided in the form of maintenance credits resulting from settlements for aircraft performance issues and related costs that benefited results in our North America, West Africa, Europe and Australia business units,

•	A favorable shift in the mix to larger aircraft under contract that benefited our operations in our North America business unit, and

•
The reversal of $4.4 million in bad debt expense in our North America business unit related to a client that had previously filed for bankruptcy for which we have subsequently settled and collected funds.

Adjusted EBITDAR margin decreased from 28.6% in fiscal year 2014 to 27.4% in fiscal year 2015 primarily driven by the foreign currency exchange impact and general and administrative expense increase. Additionally, operating income, net income and diluted earnings per share, on an unadjusted and adjusted basis, were impacted by the foreign currency exchange impact and general and administrative expense increase as well as a $59.0 million increase in rent expense ($56.8 million of this increase is included in direct costs and $2.2 million of this increase is included in general and administrative expense) from fiscal year 2014 as we increased the number of leased aircraft.
Gross revenue increased 11.3%, or $189.1 million, to $1.9 billion for fiscal year 2015 from $1.7 billion for fiscal year 2014 driven primarily by the addition of new contracts with improved contract terms and improvement in flight activity in our Australia ($60.3 million) and Europe ($32.7 million) business units and the addition of Eastern Airways in February 2014, which contributed $123.6 million of additional operating revenue to our Europe business unit during fiscal year 2015.
Direct costs increased 12.8%, or $133.4 million, to $1.2 billion for fiscal year 2015 from $1.0 billion for fiscal year 2014 driven primarily by a $63.8 million increase in salaries and benefits due to increased activity and the addition of Eastern Airways in February 2014, a $56.8 million increase in rent expense primarily due to an increase in the number of leased aircraft, an increase of $16.4 million in fuel primarily due to the addition of Eastern Airways and an increase of $5.0 million in travel and meals due to an increase in activity, partially offset by a $18.5 million decline in maintenance expense. The decrease in maintenance expense is primarily due to the maintenance credits discussed above.
Reimbursable expense declined 13.8%, or $20.0 million, to $124.6 million in fiscal year 2015 from $144.6 million in fiscal year 2014 primarily due to a decline in our Europe business unit.
Depreciation and amortization increased 19.1%, or $18.3 million, to $114.3 million for fiscal year 2015 from $96.0 million for fiscal year 2014 primarily due to the addition of Eastern Airways in February 2014 and a decrease in salvage values for some older aircraft operating in Australia, West Africa and Trinidad, partially offset by a decrease in our North America business unit due to the planned closure of our Alaska operations.
General and administrative expense increased 27.2%, or $54.3 million, to $254.2 million for fiscal year 2015 from $199.8 million for fiscal year 2014 primarily due to an overall increase in compensation, professional fees, information technology expenses and training (including implementation and training costs for a new ERP system) and recruitment expenses. Additionally, we recorded $5.5 million of additional expense related to CEO succession.
Earnings from unconsolidated affiliates, net of losses, decreased $14.5 million to a loss of $1.8 million for fiscal year 2015 from earnings of $12.7 million in fiscal year 2014. The decrease in earnings from unconsolidated affiliates, net of losses, primarily resulted from lower earnings of $7.1 million from our investment in Líder in Brazil, a decrease of $3.2 million in earnings due to the sale of our investment in the FB Entities in July 2013 and a decrease in dividends of $2.0 million from our cost method investment in Egypt. Our earnings from Líder in fiscal years 2015 and 2014 were reduced by the unfavorable impact of foreign currency exchange rate changes of $25.7 million and $3.9 million, respectively. During fiscal year 2014, we recorded $13.6 million of lower earnings from Líder due to additional tax charges resulting primarily from a tax amnesty payment Líder made to the Brazilian government. The $13.6 million is a special item and excluded from adjusted operating income, adjusted EBITDAR, adjusted net income and adjusted earnings per share in fiscal year 2014.
Gain on sale of unconsolidated affiliate includes $3.9 million and $103.9 million in pre-tax gains related to the sale of HCA and the FB Entities during fiscal years 2015 and 2014, respectively. For further details, see “— Business Unit Operating Results — Fiscal Year 2015 Compared to Fiscal Year 2014.”
Additional items impacting our results included impairment of inventories, gain (loss) on disposal of assets, interest expense, net and other income (expense, net), which are discussed further in “— Business Unit Operating Results — Fiscal Year 2015 Compared to Fiscal Year 2014.”
Also, impacting our net income and earnings per share, on an adjusted and unadjusted basis, was an increase in the normalized effective tax rate from 13.7% for fiscal year 2014 to 20.4% for fiscal year 2015. For further details on provision for income taxes, see “— Business Unit Operating Results — Fiscal Year 2015 Compared to Fiscal Year 2014 — Taxes.”

As discussed above, our results for fiscal year 2015 were impacted by a number of special items. These special items, on a combined basis, decreased our operating income by $28.8 million, net income by $21.1 million and diluted earnings per share by $0.59. In fiscal year 2014, special items that impacted our results included a gain on the sale of an unconsolidated affiliate, cancellation of potential financing, the impairment of inventories, restructuring items, Líder taxes, Mexico goodwill impairment, Nigeria fire and the CEO succession and officer separation. The items noted in fiscal years 2015 and 2014 have been identified as special items as they are not considered by management to be part of our ongoing operations when assessing and measuring the operational and financial performance of the Company. The impact of these items on our adjusted operating income, adjusted EBITDAR, adjusted net income and adjusted diluted earnings per share is as follows:

	Fiscal Year Ended March 31, 2015
	Adjusted Operating Income	Adjusted EBITDAR	Adjusted Net Income	Adjusted Diluted Earnings Per Share
	(In thousands, except per share amounts)
Gain on sale of unconsolidated affiliate	$—	$3,921	$2,549	$0.07
North America restructuring	(1,611)	(1,611)	(1,047)	(0.03)
CEO succession	(5,501)	(5,501)	(3,576)	(0.10)
Impairment of inventories	(7,167)	(7,167)	(5,734)	(0.16)
Repurchase of 6¼% Senior Notes	—	(2,591)	(2,113)	(0.06)
Accrued maintenance cost reversal	813	813	642	0.02
Accounting correction	(4,071)	(4,071)	(3,216)	(0.09)
Additional depreciation expense resulting from fleet changes	(10,379)	—	(7,992)	(0.22)
Nigeria severance costs	(925)	(925)	(648)	(0.02)
Total special items	$(28,841)	$(17,132)	$(21,135)	(0.59)

	Fiscal Year Ended March 31, 2014
	Adjusted Operating Income	Adjusted EBITDAR	Adjusted Net Income	Adjusted Diluted Earnings Per Share
	(In thousands, except per share amounts)
Gain on sale of unconsolidated affiliate	$—	$103,924	$67,897	$1.85
Cancellation of potential financing	—	—	(8,276)	(0.23)
Impairment of inventories	(12,669)	(12,669)	(10,071)	(0.27)
Restructuring items	(5,521)	(5,521)	(6,466)	(0.18)
Líder taxes	(13,587)	(13,587)	(8,832)	(0.24)
Mexico goodwill impairment	(576)	—	(374)	(0.01)
Nigeria fire	(8,569)	(8,569)	(6,598)	(0.18)
CEO succession and officer separation	(4,838)	(4,838)	(3,145)	(0.09)
Total special items	$(45,760)	$58,740	$24,135	0.66
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
The improvement in adjusted EBITDAR margin was driven primarily by revenue growth in our Europe and West Africa business units, and in Canada. Adjusted EBITDAR margin improved at a lower rate than revenue over fiscal year 2013 primarily due to:

•
A decrease in operating revenue of $10.1 million in our Australia business unit primarily resulting from the ending of short-term contracts, while overall maintenance expense remained flat and labor costs increased in anticipation of new contract start-ups later in fiscal year 2014 and fiscal year 2015;

•
Additional maintenance expense of $24.2 million and labor costs of $27.6 million in our Europe business unit in fiscal year 2014, primarily due to the addition of Eastern Airways beginning in February 2014, start of the U.K. Gap SAR contract in June and July 2013, the return to service of H225 aircraft and support of the previously idle AS332L aircraft we returned to service after we had ceased operating the H225 aircraft in October 2012 in this market;

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
Earnings from unconsolidated affiliates, net of losses, decreased $12.4 million to $12.7 million for fiscal year 2014 from $25.1 million in fiscal year 2013. The decrease in earnings from unconsolidated affiliates, net of losses, primarily resulted from lower earnings of $11.9 million from our investment in Líder in Brazil and a decrease of $7.3 million in earnings due to the sale of our investment in the FB Entities, partially offset by an increase of $4.0 million of dividends received from our cost method investment in Egypt. During fiscal year 2014, we recorded $13.6 million of lower earnings from Líder due to additional tax charges resulting primarily from a tax amnesty payment Líder made to the government in Brazil. For further details on this tax amnesty payment, see “Executive Overview — Market Outlook” included elsewhere in this Annual Report. In addition, there was a $4.4 million increase in the core operating earnings of Líder primarily due to additional aircraft on contract and better cost management in fiscal year 2014. Additionally, in fiscal year 2013, earnings from unconsolidated affiliates increased by $2.8 million as a result of the correction of a calculation error related to foreign currency derivative transactions impacting our earnings from Líder.
Additional items impacting our results included impairment of inventories, gain (loss) on disposal of assets, interest expense, net, extinguishment of debt, other income (expense, net) and income tax expense, which are discussed further in “— Business Unit Operating Results — Fiscal Year 2014 Compared to Fiscal Year 2013.”
As discussed above, our results for fiscal year 2014 were impacted by a number of special items, which on a combined basis decreased our operating income by $45.8 million, increased our net income by $24.1 million and increased diluted earnings per share by $0.66. In fiscal year 2013, special items that impacted our results included an additional inventory allowance, the correction of the calculation error related to Líder, severance costs in the Southern North Sea, the reversal of accrued maintenance cost for sale of AS332Ls that ultimately did not execute, the 7 ½% Senior Notes retirement (the redemption premium and write-off of deferred financing costs) and write-off of deferred financing fees for the 364-Day Term Loan. The items noted in fiscal years 2014 and 2013 have been identified as special items as they are not considered by management to be part of our ongoing operations when assessing and measuring the operational and financial performance of the Company. The impact of these items on our adjusted operating income, adjusted EBITDAR, adjusted net income and adjusted diluted earnings per share is as follows:

	Fiscal Year Ended March 31, 2013
	Adjusted Operating Income	Adjusted EBITDAR	Adjusted Net Income	Adjusted Diluted Earnings Per Share
	(In thousands, except per share amounts)
Inventory allowance	$(2,838)	$(2,838)	$(2,242)	$(0.06)
Líder correction	2,784	2,784	1,809	0.05
Severance costs for termination of a contract	(2,162)	(2,162)	(1,708)	(0.05)
Accrued maintenance cost reversal	944	944	746	0.02
Retirement of 7 1/2% Senior Notes	—	(14,932)	(11,377)	(0.31)
364-Day Term Loan financing fees	—	—	(1,345)	(0.04)
Total special items	$(1,272)	$(16,204)	$(14,117)	(0.39)

Business Unit Operating Results
The following tables set forth certain operating information for the business units comprising our Helicopter Services segment. Intercompany lease revenue and expense are eliminated from our segment reporting, and depreciation expense of aircraft is presented in the segment that operates the aircraft.
Fiscal Year 2015 Compared to Fiscal Year 2014
Set forth below is a discussion of operations of our business units. Our consolidated results are discussed under “Results of Operations” above.
Europe

	Fiscal Year Ended March 31,		Favorable (Unfavorable)
	2015	2014
	(In thousands, except percentages)
Operating revenue	$779,009	$622,684	$156,325	25.1%
Reimbursable revenue	$99,138	$117,632	$(18,494)	(15.7)%
Earnings from unconsolidated affiliates, net of losses	$887	$4,446	$(3,559)	(80.0)%
Operating income	$125,016	$114,729	$10,287	9.0%
Operating margin	16.0%	18.4%	(2.4)%	(13.0)%
Adjusted EBITDAR	$255,506	$216,283	$39,223	18.1%
Adjusted EBITDAR margin	32.8%	34.7%	(1.9)%	(5.5)%
Bristow Helicopters acquired 60% interest in Eastern Airways in February 2014, which contributed to an increase of $123.6 million in operating revenue and $25.2 million in adjusted EBITDAR for fiscal year 2015 representing a significant portion of improvement over fiscal year 2014 in our Europe business unit. Additionally, the operations of our Europe business unit have continued to expand since fiscal year 2014 with the net addition of 15 LACE. These additional aircraft, as well as an overall increase in activity with existing clients and under new contracts, resulted in $32.7 million of increased operating revenue in fiscal year 2015.
The increases in operating income and adjusted EBITDAR were driven by revenue growth. Other expenses also increased as a result of the addition of Eastern Airways and the increase in activity levels, such as salaries and benefits of $43.2 million ($33.9 million from Eastern Airways), fuel expense of $15.7 million ($16.9 million from Eastern Airways) and rent expense of $40.9 million ($6.5 million from Eastern Airways). Additionally, operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin benefited from the recovery of $7.5 million and $8.5 million in credits for maintenance expense from original equipment manufacturers during fiscal years 2015 and 2014, respectively, resulting from settlements for aircraft performance and transportation costs. During fiscal year 2014, insurance expense was $4.6 million higher due to a fire in Nigeria resulting in an increase in premiums across all business units. Also in fiscal year 2014, we incurred $2.1 million in severance costs as a result of the termination of a contract in the Southern North Sea. The $4.6 million and $2.1 million are not included in adjusted EBITDAR or adjusted EBITDAR margin in fiscal year 2014. These items were partially offset by an unfavorable impact from foreign currency exchange rate changes of $22.5 million and the decrease in earnings from unconsolidated affiliates, net losses of $3.6 million due to the sale of the FB Entities in July 2013 and sale of HCA in November 2014. Despite the increase in adjusted EBITDAR, adjusted EBITDAR margin decreased during fiscal year 2015 due to an unfavorable impact from foreign currency exchange rate changes and lower margin at Eastern Airways.

West Africa

	Fiscal Year Ended March 31,		Favorable (Unfavorable)
	2015	2014
	(In thousands, except percentages)
Operating revenue	$315,897	$314,829	$1,068	0.3%
Reimbursable revenue	$11,267	$13,964	$(2,697)	(19.3)%
Operating income	$86,074	$80,053	$6,021	7.5%
Operating margin	27.2%	25.4%	1.8%	7.1%
Adjusted EBITDAR	$109,154	$101,175	$7,979	7.9%
Adjusted EBITDAR margin	34.6%	32.1%	2.5%	7.8%
Operating revenue for West Africa increased in fiscal year 2015 primarily due to increased activity from new and certain existing contracts which increased operating revenue by $23.9 million and improved contract terms which increased operating revenue by $11.5 million, partially offset by lower activity from other contracts which decreased operating revenue by $32.7 million.
Operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR improved as a result of better cost management resulting in decreases in maintenance expense ($6.5 million), freight ($2.9 million), base repairs and maintenance ($2.6 million) and travel and meals ($1.5 million), partially offset by an unfavorable impact from foreign currency exchange rate changes of $1.2 million. Additionally, operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin benefited from the recovery of $2.8 million in credits for maintenance expense from original equipment manufacturers during fiscal year 2015 resulting from settlements for aircraft performance and transportation costs. In fiscal year 2015, management made the decision to exit certain fleet types operating in this business unit earlier than originally anticipated. We recorded additional depreciation expense of $1.9 million related to five medium and one fixed wing aircraft operating in this business unit. The $1.9 million of additional depreciation expense was not included in adjusted EBITDAR or adjusted EBITDAR margin in fiscal year 2015. During fiscal year 2014, insurance expense was $1.2 million higher due to a fire in Nigeria resulting in an increase in premiums across all business units. This $1.2 million was not included in adjusted EBITDAR or adjusted EBITDAR margin in fiscal year 2014.
As previously discussed, we have seen recent changes in the West Africa market as a result of new competitors entering this market. Additionally, increasingly active trade unions, changing regulations and the changing political environment have made and are expected to continue to make our operating results from Nigeria unpredictable.
North America

	Fiscal Year Ended March 31,		Favorable (Unfavorable)
	2015	2014
	(In thousands, except percentages)
Operating revenue	$234,218	$229,064	$5,154	2.3%
Reimbursable revenue	$658	$1,276	$(618)	(48.4)%
Earnings from unconsolidated affiliates, net of losses	$(710)	$1,053	$(1,763)	(167.4)%
Operating income	$52,943	$32,255	$20,688	64.1%
Operating margin	22.6%	14.1%	8.5%	60.3%
Adjusted EBITDAR	$94,101	$73,528	$20,573	28.0%
Adjusted EBITDAR margin	40.2%	32.1%	8.1%	25.2%
Operating revenue increased for North America in fiscal year 2015 primarily due to an increase in the number of medium and large aircraft on contract in the U.S. Gulf of Mexico, which increased operating revenue by $28.3 million, partially offset by our planned closure of operations in Alaska which reduced operating revenue by $14.0 million and a decline in the number of small aircraft on contract in the U.S. Gulf of Mexico which reduced operating revenue by $13.2 million.

During fiscal year 2015, we reversed $4.4 million of bad debt expense in our North America business unit related to a client that had previously filed for bankruptcy for which we have subsequently settled and collected funds. Also, during fiscal years 2015 and 2014, we recorded $1.6 million and $3.4 million, respectively, in costs associated with the restructuring of this business unit and planned closure of our Alaska operations, which related primarily to employee severance and retention costs. Adjusted EBITDAR and adjusted EBITDAR margin excludes these restructuring costs during fiscal years 2015 and 2014. The increase in operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin were driven by the change in mix of fleet on contract in the U.S. Gulf of Mexico to more medium and large aircraft and benefited from the recovery of $2.8 million in credits for maintenance expense from original equipment manufacturers during fiscal year 2015 resulting from settlements for aircraft performance and transportation costs. The reversal of the bad debt expense of $4.4 million also added to adjusted EBITDAR. These increases were partially offset by a decrease in earnings from unconsolidated affiliates, net of losses, related to Cougar. Additionally impacting operating income and operating margin in fiscal year 2014 was an increase in insurance expense in fiscal year 2014 of $1.2 million primarily resulting from an increase in premiums across all business units due to a fire in Nigeria. This $1.2 million was not included in adjusted EBITDAR or adjusted EBITDAR margin in fiscal year 2014.
We recognize that the current operating environment in the North America business unit is challenging for our fleet mix and we are proactively restructuring our business with a long-term strategy of operating larger aircraft to service deepwater client contracts.
Australia

	Fiscal Year Ended March 31,		Favorable (Unfavorable)
	2015	2014
	(In thousands, except percentages)
Operating revenue	$209,020	$148,731	$60,289	40.5%
Reimbursable revenue	$20,008	$19,693	$315	1.6%
Operating income	$6,017	$5,523	$494	8.9%
Operating margin	2.9%	3.7%	(0.8)%	(21.6)%
Adjusted EBITDAR	$52,596	$29,111	$23,485	80.7%
Adjusted EBITDAR margin	25.2%	19.6%	5.6%	28.6%
Operating revenue for Australia increased in fiscal year 2015 primarily due to the start of new contracts and additional activity and aircraft on contract, including a significant contract with INPEX which increased operating revenue by $83.9 million, partially offset by the ending of short-term contracts which reduced operating revenue by $26.1 million. Additionally, on January 29, 2015, Bristow Helicopters Australia acquired an 85% interest in Capiteq Limited, operating under the name Airnorth, which contributed $11.4 million of operating revenue and $2.1 million of adjusted EBITDAR during fiscal year 2015.
Operating income improved primarily due to the increase in operating revenue, partially offset by an increase in salaries and benefits of $17.9 million ($3.5 million from Airnorth), rent expense of $11.3 million ($1.4 million from Airnorth) and depreciation and amortization of $13.6 million ($0.9 million from Airnorth). Additionally, operating income and operating margin were unfavorably impacted by foreign currency exchange rate changes of $1.7 million. Adjusted EBITDAR and adjusted EBITDAR margin also improved due to the increase in operating revenue and addition of Airnorth, partially offset by the salaries and benefits increase and unfavorable impact of foreign currency exchange rate changes. During fiscal years 2015 and 2014, we were able to recover $4.6 million and $3.6 million, respectively, in credits for maintenance expense from original equipment manufacturers as settlements for aircraft performance and transportation costs. In fiscal year 2015, management made the decision to exit certain fleet types operating in this business unit earlier than originally anticipated. We recorded additional depreciation expense of $6.2 million related to four large aircraft operating in this business unit. Operating margin declined primarily due to the additional depreciation expense recorded. The $6.2 million of additional depreciation expense related to the four large aircraft was not included in adjusted EBITDAR or adjusted EBITDAR margin in fiscal year 2015. During fiscal year 2014 insurance expense was $1.1 million higher due to a fire in Nigeria resulting in an increase in premiums across all business units. This $1.1 million was not included in adjusted EBITDAR or adjusted EBITDAR margin in fiscal year 2014.

Other International

	Fiscal Year Ended March 31,		Favorable (Unfavorable)
	2015	2014
	(In thousands, except percentages)
Operating revenue	$135,752	$133,794	$1,958	1.5%
Reimbursable revenue	$1	$227	$(226)	(99.6)%
Earnings from unconsolidated affiliates, net of losses	$(1,991)	$7,210	$(9,201)	(127.6)%
Operating income	$18,609	$33,769	$(15,160)	(44.9)%
Operating margin	13.7%	25.2%	(11.5)%	(45.6)%
Adjusted EBITDAR	$35,620	$63,778	$(28,158)	(44.2)%
Adjusted EBITDAR margin	26.2%	47.7%	(21.5)%	(45.1)%
Operating revenue for Other International increased during fiscal year 2015 primarily due to a contract in Tanzania that started in the fourth quarter of fiscal year 2014 ($14.7 million) and a change in mix of aircraft on contract in Trinidad ($7.6 million), partially offset by a decline in revenue resulting from the end of contracts in Malaysia ($10.6 million) and Mexico ($2.3 million), a decline in activity in Russia ($4.5 million) and a decrease in aircraft on contract in Brazil ($2.4 million).
Earnings from unconsolidated affiliates, net of losses, decreased primarily due to a decrease in earnings from our investment in Líder in Brazil of $7.1 million and a decrease of $2.0 million in dividends from our cost method investment in Egypt. During fiscal year 2014, we recorded $13.6 million in reduced earnings from Líder for additional charges resulting primarily from a tax amnesty payment Líder made to the Brazilian government. Additionally, negatively affecting Líder’s results during fiscal year 2015 was a $25.7 million unfavorable impact of foreign currency exchange rates. See further discussion about our investment in Líder and the Brazil market in “Executive Overview – Market Outlook” and “Fiscal Year 2015 Compared to Fiscal Year 2014” included elsewhere in this Annual Report.
Operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin decreased primarily due to the significant unfavorable impact of foreign currency exchange rates affecting our earnings from unconsolidated affiliates, net of losses, and the end of contracts in Malaysia and Mexico, partially offset by a change in the mix of aircraft on contract in Trinidad and the addition of the contract in Tanzania. Adjusted EBITDAR and adjusted EBITDAR margin for fiscal year 2014 exclude the additional tax charges for Líder. Excluding the unfavorable foreign currency exchange rate impact in both fiscal years, our adjusted EBITDAR margin would have been 45.7% and 50.8% for fiscal years 2015 and 2014, respectively.
Corporate and Other

	Fiscal Year Ended March 31,		Favorable (Unfavorable)
	2015	2014
	(In thousands, except percentages)
Operating revenue	$59,449	$71,679	$(12,230)	(17.1)%
Reimbursable revenue	$610	$464	$146	31.5%
Operating loss	$(106,936)	$(78,630)	$(28,306)	(36.0)%
Adjusted EBITDAR	$(73,153)	$(50,219)	$(22,934)	(45.7)%
Corporate and other includes our Bristow Academy business unit, technical services business and corporate costs that have not been allocated to other business units.
Operating revenue decreased primarily due to lower support fees for helicopters operating in Canada of $2.8 million, a decrease in technical services part and work order sales of $3.2 million and a decrease in operating revenue at Bristow Academy of $2.7 million primarily resulting from lower activity at the Nevada campus in fiscal year 2015.

The operating loss for Corporate and other increased primarily due to:

•
An increase in compensation costs of $16.3 million, primarily resulting from improved BVA year-over-year and stock price performance versus our peer group, professional fees of $8.9 million, primarily related to ongoing Operational Excellence initiatives, and $0.7 million of additional expense related to CEO succession and officer separation ($5.5 million recorded in fiscal year 2015 versus $4.8 million recorded in fiscal year 2014), and

•	The negative impact of $4.1 million related to the accounting correction described below.
Partially offsetting the above was a decline in inventory allowances and a favorable foreign currency exchange impact of $13.1 million primarily included in other income. During fiscal years 2015 and 2014, we recorded $7.2 million and $12.7 million, respectively, of inventory allowances relating to excess inventory identified for older large aircraft models we will remove from our operational fleet over the next two fiscal years. Adjusted EBITDAR for Corporate and other decreased primarily due to the increase in compensation costs and professional fees. The portion of compensation costs related to CEO succession and officer separation, the charges recorded for inventory allowances and the accounting correction were excluded from the calculation of adjusted EBITDAR.
During fiscal year 2015, we determined that we had been improperly capitalizing profit on intercompany technical services billings related to aircraft modifications. To correct this error, we reduced property and equipment, net of accumulated depreciation, by $4.4 million and increased deferred gains on aircraft sold and leased back included within other long-term liabilities by $0.9 million as of December 31, 2014. The impact on our consolidated statements of income fiscal year 2015 was an increase in direct costs of $4.1 million. The error is not material to our consolidated financial statements for fiscal year 2015 or our previously reported consolidated financial statements for any period.
During fiscal year 2015, approximately 104 pilots graduated from Bristow Academy. We hired 12 graduates as instructors at Bristow Academy and 53 graduates as pilots (mostly former instructors) into our other business units.
Gain (loss) on disposal of assets
Gain (loss) on disposal of assets decreased $35.1 million to a loss of $35.8 million for fiscal year 2015 from a loss of $0.7 million for fiscal year 2014. The loss on disposal of assets in fiscal year 2015 included impairment charges totaling $36.1 million related to 27 held for sale aircraft and gains of $0.2 million from the sale or disposal of 44 aircraft and other equipment. The loss on disposal of assets in fiscal year 2014 includes impairment charges totaling $6.8 million related to 11 held for sale aircraft, partially offset by a gain of $6.1 million from the sale of 46 aircraft and other equipment.
Interest Expense, Net

	Fiscal Year Ended March 31,		Favorable (Unfavorable)
	2015	2014
	(In thousands, except percentages)
Interest income	$956	$1,720	$(764)	(44.4)%
Interest expense	(37,834)	(40,243)	2,409	6.0%
Amortization of debt discount	(4,323)	(3,708)	(615)	(16.6)%
Amortization of debt fees	(2,712)	(15,091)	12,379	82.0%
Capitalized interest	14,559	14,104	455	3.2%
Interest expense, net	$(29,354)	$(43,218)	$13,864	32.1%
The decrease in interest expense, net in fiscal year 2015 was primarily due to the write-off of $12.7 million of deferred financing fees related to a potential financing in fiscal year 2014, partially offset by a write-off of deferred financing fees of $0.7 million related to the repurchase of a portion of our 6¼% Senior Notes in fiscal year 2015.
Extinguishment of debt
Extinguishment of debt includes $2.6 million in premium and fees as a result of the repurchase of a portion of our 6¼% Senior Notes during fiscal year 2015.

Other Income (Expense), Net

	Fiscal Year Ended March 31,		Favorable (Unfavorable)
	2015	2014
	(In thousands, except percentages)
Foreign currency losses	$(6,548)	$(3,684)	$(2,864)	(77.7)%
Other	171	992	(821)	(82.8)%
Other income (expense), net	$(6,377)	$(2,692)	$(3,685)	(136.9)%
Other income (expense), net decreased primarily due changes in foreign currency exchange rates during fiscal year 2015 driven by the strengthening of the U.S. dollar versus the Australian dollar, British pound sterling, the euro, Nigerian naira and Norwegian kroner as well as a gain of $1.1 million on the sale of intellectual property during fiscal year 2014.
Taxes

	Fiscal Year Ended March 31,		Favorable (Unfavorable)
	2015	2014
	(In thousands, except percentages)
Effective tax rate	20.4%	23.4%	3.0%	*
Net foreign tax on non-U.S. earnings	$30,515	$28,847	$(1,668)	(5.8)%
Benefit of foreign earnings indefinitely reinvested abroad	(52,428)	(46,354)	6,074	13.1%
(Benefit) expense from change in tax contingency	(65)	(1,522)	(1,457)	*
Dividend inclusion as a result of internal realignment	—	2,625	2,625	*
Foreign statutory rate reduction	—	(2,944)	(2,944)	*
Benefit from foreign tax credits	(12,566)	(12,752)	(186)	(1.5)%
Valuation allowance	4,510	4,532	22	*
___________________
* percentage change not meaningful
Our effective income tax rate for fiscal year 2015 is 20.4% which includes $1.5 million of tax expense for the sale of HCA and $4.5 million of tax expense for an increase in valuation allowance.
Our effective income tax rate for fiscal year 2014 reflected $36.6 million of tax expense for the sale of the FB entities, $4.5 million of tax expense for an increase in valuation allowance and $2.6 million of tax expense related to an internal reorganization, partially offset by a $4.8 million benefit due to changes to of our deferred taxes as a result of the Líder tax amnesty payment and a $2.9 million benefit due to the revaluation of our deferred taxes as a result of the enactment of a tax rate reduction in the U.K. Excluding these items, our effective tax rate was 13.7% for fiscal year 2014.
Also our effective tax rate for the fiscal years 2015 and 2014 were reduced by the permanent investment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits.
Noncontrolling Interest
Noncontrolling interest expense for fiscal year 2015 was $4.4 million compared to $1.0 million for fiscal year 2014. The increase in noncontrolling interest expense was primarily due to the addition of Eastern Airways in February 2014. See Note 3 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

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
The operations of our Europe business unit expanded in fiscal year 2014 with the net addition of seven LACE. These additional aircraft, as well as an overall increase in activity with existing clients and under new contracts primarily in the Northern North Sea in the U.K. and Norway resulted in $79.3 million of increased operating revenue and were the primary contributors to the revenue growth in Europe in fiscal year 2014. Additionally, during June and July 2013 we began operating the U.K. Gap SAR contract at two bases which contributed $37.7 million of operating revenue in fiscal year 2014. Bristow Helicopters acquired a 60% interest in Eastern Airways in February 2014, which contributed $21.2 million to the increase in operating revenue and $4.2 million in adjusted EBITDAR in fiscal year 2014. These increases were partially offset by the loss of a contract in the Southern North Sea during fiscal year 2013 resulting in an $18.8 million decrease in operating revenue.
Despite the revenue growth in fiscal year 2014 driving an increase in operating income and adjusted EBITDAR, operating margin decreased primarily due to an increase in rent expense of $27.1 million and a decrease in earnings from unconsolidated affiliates, net of losses, of $6.3 million. Other expenses also increased as a result of higher activity levels and timing of maintenance activities, including maintenance expense ($24.2 million) and salaries ($27.6 million). An increase in insurance expense in fiscal year 2014 of $4.6 million, primarily resulting from an increase in premiums across all business units due to a fire in Nigeria, also impacted operating income and operating margin. During fiscal year 2014, we incurred $2.1 million in severance costs as a result of the termination of a contract in the Southern North Sea. During fiscal year 2013, we incurred $2.2 million in severance costs related to the termination of a separate contract in the Southern North Sea.
On July 14, 2013, we sold our 50% interest in the FB Entities which were accounted for under the equity method and included in our Europe business unit operating results. The FB Entities generated $3.2 million and $10.5 million of both operating income and adjusted EBITDAR for fiscal years 2014 and 2013, respectively.
Adjusted EBITDAR improved by $34.8 million, or 19.2%, in fiscal year 2014 while adjusted EBITDAR margin declined to 34.7% from 36.2% in fiscal year 2013. Adjusted EBITDAR excludes the impact of the increase in the number of aircraft on lease and reflects the overall growth in this business unit in terms of new contracts, increased pricing and utilization. The decrease in adjusted EBITDAR margin was driven primarily by higher maintenance and salary costs incurred as we returned the H225 aircraft to service, a decrease in earnings from unconsolidated affiliates, net of losses, due to the sale of our interest in the FB Entities, and an unfavorable impact of foreign exchange rates. Adjusted EBITDAR margin improved during the fourth quarter of fiscal year 2014 as we were able to recover $8.5 million in credits for maintenance expense from our original equipment manufacturers as settlements for aircraft performance issues and reimbursement for transportation costs.

West Africa

	Fiscal Year Ended March 31,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Operating revenue	$314,829	$282,150	$32,679	11.6%
Reimbursable revenue	$13,964	$14,783	$(819)	(5.5)%
Operating income	$80,053	$70,315	$9,738	13.8%
Operating margin	25.4%	24.9%	0.5%	2.0%
Adjusted EBITDAR	$101,175	$88,780	$12,395	14.0%
Adjusted EBITDAR margin	32.1%	31.5%	0.6%	1.9%
Operating revenue in West Africa increased primarily due to $18.9 million from improved pricing and $25.6 million from increased ad hoc flying and activity, partially offset by a $15.6 million decline in activity in certain contracts.
Operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin increased in fiscal year 2014 due to the increase in revenue, partially offset by an increase in salaries and benefits of $7.8 million, aircraft maintenance expense of $4.4 million, freight of $2.5 million, base repairs and maintenance of $1.8 million and value added taxes of $1.6 million. Additionally impacting operating income and operating margin was an increase in insurance expense in fiscal year 2014 of $1.2 million primarily resulting from an increase in premiums across all business units due to a fire in Nigeria. The $1.2 million of additional premiums in fiscal year 2014 was excluded from adjusted EBITDAR and adjusted EBITDAR margin.
North America

	Fiscal Year Ended March 31,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Operating revenue	$229,064	$225,248	$3,816	1.7%
Reimbursable revenue	$1,276	$1,149	$127	11.1%
Earnings from unconsolidated affiliates, net of losses	$1,053	$(736)	$1,789	243.1%
Operating income	$32,255	$27,538	$4,717	17.1%
Operating margin	14.1%	12.2%	1.9%	15.6%
Adjusted EBITDAR	$73,528	$57,864	$15,664	27.1%
Adjusted EBITDAR margin	32.1%	25.7%	6.4%	24.9%
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
During fiscal year 2014, we recorded $3.4 million in costs associated with the restructuring of this business unit and planned closure of our Alaska operations, which related primarily to employee severance costs and was excluded from adjusted EBITDAR and adjusted EBITDAR margin. During fiscal year 2013, we recorded a bad debt allowance of $4.9 million for accounts receivable from ATP that were no longer considered probable of collection due to their filing for bankruptcy. Excluding this allowance, operating margin and adjusted EBITDAR margin for fiscal year 2013 would have been 14.4% and 27.8%, respectively. In fiscal year 2014, the increase in operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin was due to the addition of aircraft operating in Canada beginning in October 2012, improvements in earnings from Cougar, our unconsolidated affiliate in Canada, and the lower level of bad debt expense, partially offset by decline in the number of small aircraft on contract in the U.S. Gulf of Mexico and Alaska. Additionally impacting operating income and operating margin was an increase in insurance expense in fiscal year 2014 of $1.2 million primarily resulting from an increase in premiums across all business units due to a fire in Nigeria. The $1.2 million of additional premiums in fiscal year 2014 was excluded from adjusted EBITDAR and adjusted EBITDAR margin.

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
For fiscal year 2014, operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin declined primarily due to the ending of certain short-term contracts discussed above and an increase in salaries of $5.2 million. During fiscal year 2014, we incurred costs, including salaries and benefits, depreciation, insurance, training and lease costs in anticipation of contracts that started during the fourth quarter of fiscal year 2014 and in fiscal year 2015, including the INPEX contract. Additionally impacting operating income and operating margin was an increase in insurance expense in fiscal year 2014 of $1.1 million primarily resulting from an increase in premiums across all business units due to a fire in Nigeria. The $1.1 million of additional premiums in fiscal year 2014 was excluded from adjusted EBITDAR and adjusted EBITDAR margin. Results in Australia were impacted by additional salary and maintenance costs associated with the H225 aircraft return to service. Adjusted EBITDAR margin improved during the fourth quarter of fiscal year 2014 as we were able to recover $3.6 million in credits for maintenance expense from our original equipment manufacturers as settlements for aircraft performance issues and reimbursement for transportation costs. For further details about the INPEX contract award and the H225 return to service, see “Executive Overview – Market Outlook.”
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

Earnings from unconsolidated affiliates, net of losses, decreased primarily due to a decrease in earnings from our investment in Líder of $11.9 million. During fiscal year 2014, we recorded $13.6 million in reduced earnings from Líder for additional tax expense resulting primarily from a tax amnesty payment Líder made to the government of Brazil. Additionally, we received $4.0 million in dividends from our cost method investment in Egypt during fiscal year 2014. See further discussion about our investment in Líder and the Brazil market in “Executive Overview – Market Outlook.” Adjusted EBITDAR and adjusted EBITDAR margin excluded $13.6 million in lower earnings from Líder resulting from this tax amnesty payment.
Adjusted EBITDAR and adjusted EBITDAR margin improved primarily due to increased activity in Brazil, start-up of operations in Tanzania and higher earnings from unconsolidated affiliates, partially offset by the decrease in aircraft on contract in Malaysia and Mexico.
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
Corporate operating expense primarily represents costs of our corporate office and other general and administrative costs not allocated to our business units. Operating loss increased primarily due to an increase in professional fees, information technology expense and incentive compensation during fiscal year 2014, partially offset by the increase in operating revenue. In fiscal year 2014, we recorded an impairment of inventory of $12.7 million related primarily to spare parts held for a medium aircraft model which we decided to remove from our fleet over the next two fiscal years. Additionally, we recorded $1.9 million in expense related to CEO succession and $2.9 million for officer separation. The impairment of inventory, CEO succession and officer separation were excluded from adjusted EBITDAR.
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
The increase in interest expense, net in fiscal year 2014 was primarily due to an increase in borrowings on our Revolving Credit Facility. Additionally, fiscal year 2014 included the write-off of $12.7 million of deferred financing fees related to a potential financing in connection with our bid to provide SAR services in the U.K. During fiscal year 2014, we increased our borrowing capacity on our Revolving Credit Facility from $200 million to $350 million and cancelled the potential financing. Partially offsetting the increased interest expense was an increase in capitalized interest due to an increase in average construction in progress in fiscal year 2014. During fiscal year 2013, interest expense, net included the write-off of deferred financing fees related to our 7 ½% Senior Notes and 364-Day Term Loan totaling $4.7 million.
Extinguishment of debt
Extinguishment of debt included $14.9 million in premium and fees as a result of the tender offer for and early redemption of the 7 ½% Senior Notes during fiscal year 2013.
Gain on Sale of Unconsolidated Affiliate
Gain on sale of unconsolidated affiliate included $103.9 million in pre-tax gains related to the sale of the FB Entities during fiscal year 2014. See discussion of the FB Entities sale under “Executive Overview — Market Outlook” included elsewhere in this Annual Report.
Other Income (Expense), Net

	Fiscal Year Ended March 31,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Foreign currency losses	$(3,684)	$(1,126)	$(2,558)	(227.2)%
Other	992	249	743	298.4%
Other income (expense), net	$(2,692)	$(877)	$(1,815)	(207.0)%
Other income (expense), net decreased primarily due to an increase in foreign currency losses, partially offset by a gain of $1.1 million on the sale of intellectual property during fiscal year 2014.

Taxes

	Fiscal Year Ended March 31,		Favorable (Unfavorable)
	2014	2013
	(In thousands, except percentages)
Effective tax rate	23.4%	21.0%	(2.4)%	*
Net foreign tax on non-U.S. earnings	$28,847	$23,999	$(4,848)	(20.2)%
Benefit of foreign earnings indefinitely reinvested abroad	(46,354)	(47,288)	(934)	(2.0)%
(Benefit) expense from change in tax contingency	(1,522)	187	1,709	*
Dividend inclusion as a result of internal realignment	2,625	—	(2,625)	*
Foreign statutory rate reduction	(2,944)	—	2,944	*
Benefit from foreign tax credits	(12,752)	(9,127)	3,625	39.7%
Valuation allowance	4,532	—	(4,532)	*
___________________
* percentage change not meaningful
Our effective income tax rate for fiscal year 2014 reflected $36.6 million of tax expense for the sale of the FB entities, $4.5 million of tax expense for an increase in valuation allowance and $2.6 million of tax expense related to an internal reorganization, partially offset by a $4.8 million benefit due to changes in our deferred taxes as a result of the Líder tax amnesty payment and a $2.9 million benefit due to the revaluation of our deferred taxes as a result of the enactment of a tax rate reduction in the U.K. Excluding these items, our effective tax rate was 13.7% for fiscal year 2014.
Our effective tax rate for fiscal years 2014 and 2013 were reduced by the permanent investment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits. Our effective tax rate for fiscal year 2013 included a benefit due to revaluation of our deferred taxes as a result of the enactment of tax rate reductions in the U.K. effective April 1, 2012 and 2013. This revaluation benefit was offset by income tax expense related to other discrete items for fiscal year 2013.
Noncontrolling Interest
Noncontrolling interest expense was $1.0 million in fiscal year 2014 compared to $1.6 million for fiscal year 2013. The decrease in noncontrolling interest expense was primarily due to a decrease in net income from our operations in Russia. See Note 3 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

Liquidity and Capital Resources
Cash Flows
Operating Activities
Net cash provided by operating activities totaled $253.2 million, $232.1 million and $266.8 million during fiscal years 2015, 2014 and 2013, respectively. Changes in non-cash working capital generated $1.9 million, $19.9 million and $21.1 million in cash flows during fiscal years 2015, 2014 and 2013, respectively. During fiscal years 2015 and 2014, we received dividends from unconsolidated affiliates of $9.4 million and $1.6 million in excess of recorded earnings, respectively, and during fiscal year 2013, earnings from unconsolidated affiliates were $9.2 million in excess of dividends received. During fiscal years 2015, 2014 and 2013, we pre-funded fiscal years 2016, 2015 and 2014 employer contributions for our U.K. pension plans, resulting in decreases in operating cash flow of $18.6 million, $20.8 million and $19.0 million, respectively. Cash flow from operations continued to be strong in fiscal year 2015, with more cash generated from operations than in fiscal year 2014 even after the impact in fiscal year 2015 of significant payments made in preparation for the commencement of the U.K. SAR contract totaling $33.2 million in fiscal year 2015 compared to $7.1 million in fiscal year 2014.
Investing Activities
Cash flows used in investing activities were $203.1 million, $266.3 million and $307.8 million for fiscal years 2015, 2014 and 2013, respectively. Cash was used primarily for capital expenditures as follows:

	Fiscal Year Ended March 31,
	2015	2014	2013
Number of aircraft delivered:
Medium	7	10	2
Large	14	11	17
Total aircraft	21	21	19
Capital expenditures (in thousands):
Aircraft and related equipment	$476,368	$563,724	$504,329
Other	125,466	64,889	67,096
Total capital expenditures	$601,834	$628,613	$571,425
In addition to these capital expenditures, investing cash flows were impacted by the following items during the last three fiscal years:
Fiscal Year 2015 — During fiscal year 2015, we received $25.7 million in proceeds from the disposal of 30 aircraft and certain other equipment. Also, we received $8.5 million in insurance recoveries and $380.7 million for the sale of 14 aircraft which we subsequently leased back. Additionally, we sold our 50% interest in HCA for $4.2 million. Cash was used for the acquisition of an 85% interest in Airnorth for $20.3 million, net of cash received.
Fiscal Year 2014 — During fiscal year 2014, we received proceeds of $43.6 million primarily from the sale or disposal of 32 aircraft and certain other equipment and received $246.4 million for the sale of 14 aircraft which we subsequently leased back. Additionally, we sold our 50% interest in the FB Entities for $112.2 million. Cash was used for the acquisition of a 60% interest in Eastern Airways for $39.9 million, net of cash received.
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
For further details on Airnorth, Eastern Airways and Cougar, see Note 3 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

Financing Activities
We used cash in financing activities of $128.3 million and $13.0 million during fiscal years 2015 and 2013, respectively and generated cash from financing activities of $10.2 million during fiscal year 2014.
During fiscal year 2015, we received $453.0 million from borrowings on our Revolving Credit Facility and $5.2 million in proceeds from the issuance of Common Stock upon exercise of stock options. During fiscal year 2015, we used cash for the repayment of debt totaling $460.3 million, payment of dividends on our Common Stock totaling $45.1 million and repurchases of our Common Stock totaling $80.8 million.
During fiscal year 2014, we received $528.6 million from borrowings on our Revolving Credit Facility and $15.4 million in proceeds from the issuance of Common Stock issued upon exercise of stock options. During fiscal year 2014, we used cash for the repayment of debt totaling $512.5 million, payment of deferred financing fees totaling $15.5 million, payment of dividends on our Common Stock totaling $36.3 million and repurchase of our Common Stock totaling $77.7 million. Additionally, during fiscal year 2014, we received $106.1 million for progress payments we had made on aircraft under construction and assigned any future payments due on these construction agreements to the purchaser.
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
Future Cash Requirements
Debt Obligations
Total debt as of March 31, 2015 was $864.4 million, of which $18.7 million was classified as current. Our significant debt maturities relate to our 6 ¼% Senior Notes, Term Loan and 3% Convertible Senior Notes, which mature in calendar years 2022, 2019 and 2038, respectively, with the first put date for the 3% Convertible Senior Notes on June 15, 2015.
See further discussion of outstanding debt as of March 31, 2015 and our debt issuances and our debt redemptions in Note 5 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.
Pension Obligations
As of March 31, 2015, we had recorded on our balance sheet a $99.6 million pension liability related to the Bristow Helicopters Limited, Bristow International Aviation (Guernsey) Limited and Bristow Norway AS pension plans. The liability represents the excess of the present value of the defined benefit pension plan liabilities over the fair value of plan assets that existed at that date. The minimum funding rules of the U.K. require the employer to agree to a funding plan with the plans’ trustee (the “Trustee”) for securing that the pension plan has sufficient and appropriate assets to meet its technical provisions liabilities. In addition, where there is a shortfall in assets against this measure, we are required to make scheduled contributions in amounts sufficient to bring the plan up to 100% funded as quickly as can be reasonably afforded. We pre-funded the employer deficit recovery contributions for the main U.K. pension plan for fiscal years 2016, 2015 and 2014 in fiscal years 2015, 2014 and 2013 in the amount of £12.5 million ($18.6 million), £12.5 million ($20.8 million), and £12.5 million ($19.0 million), respectively. Under U.K. legislation, an actuarial valuation must be carried out at least once every three years with interim reports for intervening years. The next tri-annual valuation will be in March 2016. The Bristow Norway pension plan will require contributions of approximately £92.6 million ($137.4 million) in total for fiscal years 2016 through 2025. See further discussion of our pension plans in Note 9 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.
Contractual Obligations, Commercial Commitments and Off Balance Sheet Arrangements
We have various contractual obligations which are recorded as liabilities on our consolidated balance sheet. Other items, such as certain purchase commitments, interest payments and other executory contracts are not recognized as liabilities on our consolidated balance sheet but are included in the table below. For example, we are contractually committed to make certain minimum lease payments for the use of property and equipment under operating lease agreements.

The following tables summarize our significant contractual obligations and other commercial commitments on an undiscounted basis as of March 31, 2015 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings as of March 31, 2015. Additional details regarding these obligations are provided in Note 5, 6, 7 and 9 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

	Payments Due by Period
		Fiscal Year Ending March 31,
	Total	2016	2017 - 2018	2019 - 2020	2021 and beyond
	(In thousands)
Contractual obligations:
Long-term debt and short-term borrowings:
Principal (1)	$865,757	$18,730	$57,425	$264,749	$524,853
Interest (2)	308,360	35,942	69,868	62,931	139,619
Aircraft operating leases (3)	660,293	158,066	292,857	182,371	26,999
Other operating leases (4)	92,781	8,378	16,662	16,126	51,615
Pension obligations (5)	212,154	29,857	60,961	46,388	74,948
Aircraft purchase obligations	668,331	416,617	164,483	87,231	—
Other purchase obligations (6)	308,244	38,189	57,210	59,810	153,035
Total contractual cash obligations	$3,115,920	$705,779	$719,466	$719,606	$971,069
Other commercial commitments:
Letters of credit	$10,717	$10,269	$448	$—	$—
Contingent consideration (7)	55,894	41,466	11,372	3,056	—
Total commercial commitments	$66,611	$51,735	$11,820	$3,056	$—
_________________

(1)
Excludes unamortized discount of $0.9 million and $0.4 million on the 3% Convertible Senior Notes and Term Loan, respectively. We have assumed that holders of our 3% Convertible Senior Notes do not exercise their right to require us to repurchase their notes on the first put date of June 15, 2015.

(2)	Interest payments for variable interest debt are based on interest rates as of March 31, 2015.

(3)	Represents separate operating leases for aircraft. During fiscal year 2015, we entered into 25 new aircraft operating leases.

(4)	Represents minimum rental payments required under non-aircraft operating leases that have initial or remaining non-cancelable lease terms in excess of one year.

(5)
Represents expected funding for pension benefits in future periods. These amounts are undiscounted and are based on the expectation that both the U.K. and Norway pension plans will be fully funded in approximately three years. As of March 31, 2015, we had recorded on our balance sheet a $99.6 million pension liability associated with these obligations. The timing of funding our plans is dependent on actuarial valuations and resulting negotiations with the plan trustees.

(6)
Other purchase obligations primarily represent unfilled purchase orders for aircraft parts, commitments associated with upgrading facilities at our bases and non-cancelable power-by-the-hour maintenance commitments.

(7)
The Cougar purchase agreement includes a potential earn-out of $40 million payable over three years based on Cougar achieving certain agreed performance targets. During fiscal year 2014, the first year earn-out payment of $6.0 million was paid as Cougar achieved agreed performance targets. The fair value of the earn-out was $32.5 million as of March 31, 2015 and is included in other accrued liabilities on our consolidated balance sheet. The second year earn-out payment of $8.0 million was paid in April 2015 as Cougar achieved agreed performance targets. The Eastern Airways purchase agreement includes a potential earn-out of £6 million ($10 million) over a three year period, which is contingent upon both the achievement of agreed performance targets and the continued employment of the selling shareholders. The first year earn-out payment was not achieved. The Airnorth purchase agreement includes a potential earn-out of A$17 million ($13.0 million) to be paid over four years. The fair value of a portion of the Airnorth earn-out, which is contingent upon the achievement of agreed performance targets, is A$8.4 million ($6.4 million) as of March 31, 2015 and is included in other accrued liabilities and other liabilities and deferred credits on our consolidated balance sheet. The remaining A$7 million ($5.3 million) of the Airnorth earn-out, which is contingent upon both the achievement of agreed performance targets and the continued employment of the selling shareholders, will be included as general and administrative expense in our consolidated statements of income as earned. The earn-outs for Cougar and Airnorth will be remeasured to fair value at each reporting date until the contingency is resolved and any changes in estimated fair value will be recorded as accretion expense included in depreciation and amortization on our consolidated statements of income.

Financial Condition and Sources of Liquidity
The following table summarizes our capital structure and sources of liquidity as of March 31, 2015 and 2014 (in thousands):

	March 31,
	2015	2014
Capital structure:
6 ¼% Senior Notes due 2022	$401,535	$450,000
Term Loan (1)	222,179	226,604
3% Convertible Senior Notes due 2038	114,109	109,904
Revolving Credit Facility (1)	83,800	24,000
Airnorth debt	23,119	—
Eastern Airways debt	19,680	29,911
Other debt	—	883
Total debt	864,422	841,302
Stockholders’ investment	1,618,786	1,756,586
Total capital	$2,483,208	$2,597,888
Liquidity:
Cash	$104,146	$204,341
Undrawn borrowing capacity on Revolving Credit Facility (1)	265,715	325,515
Total liquidity	$369,861	$529,856
Adjusted debt to equity ratio (2)	99.7%	76.4%
_______________

(1)	In April 2015, we increased the commitments under the Revolving Credit Facility from $350 million to $400 million and increased the Term Loan borrowings to $350 million.

(2)
Adjusted debt includes the net present value of operating leases totaling $640.0 million and $411.6 million, respectively, letters of credit, bank guarantees and financial guarantees totaling $10.7 million and $2.7 million, respectively, and the unfunded pension liability totaling $99.6 million and $86.8 million, respectively, as of March 31, 2015 and 2014. Adjusted debt to equity ratio is a non-GAAP financial measure that management believes provides meaningful supplemental information regarding our financial position.

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
Substantially all of our cash balances are held outside the U.S. and are generally used to meet the liquidity needs of our non-U.S. operations. Most of our cash held outside the U.S. could be repatriated to the U.S., but under current law, any such repatriation would be subject to U.S. federal income tax, as adjusted for applicable foreign tax credits. We have provided for U.S. federal income taxes on undistributed foreign earnings where we have determined that such earnings are not indefinitely reinvested. We expect to meet the continuing funding requirements of our U.S. operations with cash generated by such U.S. operations, cash from earnings generated by non-U.S. operations that are not indefinitely reinvested and our existing Revolving Credit Facility. If cash held by non-U.S. operations is required for funding operations in the U.S., and if U.S. tax has not previously been provided on the earnings of such operations, we would make a provision for additional U.S. tax in connection with repatriating this cash, which may be material to our cash flows and results of operations.
We expect that our cash on deposit as of March 31, 2015 of $104.1 million, cash flow from operations, proceeds from aircraft sales and from the sale and leaseback of owned aircraft, available borrowing capacity under our Revolving Credit Facility, as well as future financings, as needed, will be sufficient to satisfy our capital commitments, including our aircraft purchase commitments to service our oil and gas clients, remaining anticipated capital requirements in connection with our U.K. SAR contract of approximately $972.5 million as of March 31, 2015 and our obligation to repurchase our 3% Convertible Senior Notes at the option of the holders on June 15, 2015. The available borrowing capacity under our Revolving Credit Facility was of $265.7 million as of March 31, 2015. In April 2015, we increased the commitments under the Revolving Credit Facility from $350 million to $400 million and increased the Term Loan borrowings to $350 million. While we plan to continue to be disciplined concerning future capital commitments, we also intend to continue managing our capital structure and liquidity position with external financings as needed. Our strategy will involve funding our short-term liquidity requirements with borrowings under our Revolving Credit Facility and funding our long-term financing needs, while maintaining a prudent capital structure, among the following alternatives: operating leases, bank debt, private and public debt, and equity offerings.

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
Taxes
Our annual tax provision is based on expected taxable income, statutory rates and tax planning opportunities available to us in the various jurisdictions in which we operate. The determination and evaluation of our annual tax provision and tax positions involves the interpretation of the tax laws in the various jurisdictions in which we operate and requires significant judgment and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of income, deductions and tax credits. Changes in tax laws, regulations, agreements, tax treaties and foreign currency exchange restrictions or our level of operations or profitability in each jurisdiction would impact our tax liability in any given year. We also operate in many jurisdictions where the tax laws relating to the offshore oil service industry are open to interpretation which could potentially result in tax authorities asserting additional tax liabilities. While our annual tax provision is based on the best information available at the time, a number of years may elapse before the ultimate tax liabilities in the various jurisdictions are determined.
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
We maintain reserves for estimated income tax exposures in jurisdictions of operation. The expenses reported for these taxes, including our annual tax provision, include the effect of reserve provisions and changes to reserves that we consider appropriate, as well as related interest. Tax exposure items primarily include potential challenges to intercompany pricing, disposition transactions and the applicability or rate of various withholding taxes. These exposures are resolved primarily through the settlement of audits within these tax jurisdictions or by judicial means, but can also be affected by changes in applicable tax law or other factors, which could cause us to conclude that a revision of past estimates is appropriate. We believe that an appropriate liability has been established for estimated exposures. However, actual results may differ materially from these estimates. We review these liabilities quarterly. During fiscal years 2015 and 2013, we had accruals of reserves for estimated tax exposures of $0.5 million and $0.1 million, respectively, and during fiscal year 2014, we had net reversals of reserves for estimated tax exposures of $1.5 million. We recognize interest and penalties accrued related to unrecognized tax benefits as a component of our provision for income taxes. As of March 31, 2015 and 2014, we had $4.9 million and $4.4 million, respectively, of unrecognized tax benefits, all of which would have an impact on our effective tax rate, if recognized. The $4.2 million recorded in fiscal year 2014 relates to pre-acquisition tax matters for the February 2014 acquisition of a 60% interest in Eastern Airways and are the subject of an indemnity, for which a corresponding indemnity asset has been established for the same amount.
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
Judgment is required in determining whether deferred tax assets will be realized in full or in part. When it is estimated to be more-likely-than-not that all or some portion of specific deferred tax assets, such as foreign tax credit carryovers or net operating loss carry forwards, will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are estimated to not be realizable. As of March 31, 2015, we have established deferred tax assets for foreign taxes we expect to be realizable. Our ability to realize the benefit of our deferred tax assets requires that we achieve certain future earnings levels prior to the expiration of our foreign tax credit carryforwards. In the event that our earnings performance projections or future financial conditions do not indicate that we will be able to benefit from our deferred tax assets, valuation allowances would be established following the “more-likely-than-not” criteria. We periodically evaluate our ability to utilize our deferred tax assets and, in accordance with accounting guidance related to accounting for income taxes, will record any resulting adjustments that may be required to deferred income tax expense in the period for which an existing estimate changes. If our facts or financial results were to change, thereby impacting the likelihood of establishing and then realizing the deferred tax assets, judgment would have to be applied to determine changes to the amount of the valuation allowance in any given period. Such changes could result in either a decrease or an increase in our provision for income taxes, depending on whether the change in judgment resulted in an increase or a decrease to the valuation allowance. We continually evaluate strategies that could allow for the future utilization of our deferred tax assets.
We consider the earnings of certain foreign subsidiaries to be indefinitely invested outside the U.S. on the basis of estimates that future cash generation will be sufficient to meet future U.S. cash needs and specific plans for foreign reinvestment of those earnings. As such, we have not provided for U.S. deferred taxes on the unremitted earnings of certain foreign subsidiaries as of March 31, 2015 that are indefinitely invested abroad of $805.3 million. Should we decide to make distributions from the unremitted earnings of these subsidiaries in the future, additional tax liabilities would arise, offset by any available foreign tax credits. At the current time, a determination of the amount of unrecognized deferred tax liability is not practical.
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
Property and Equipment
Our net property and equipment represents 67% of our total assets as of March 31, 2015. We determine the carrying value of these assets based on our property and equipment accounting policies, which incorporate our estimates, assumptions, and judgments relative to capitalized costs, useful lives and salvage values of our assets.
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
Useful lives and residual values of aircraft are difficult to estimate due to a variety of factors, including changes in operating conditions or environment, the introduction of technological advances in aviation equipment, changes in market or economic conditions, including changes in demand for certain types of aircraft, and changes in laws or regulations affecting the aviation or offshore oil and gas industry. We evaluate the remaining useful lives of our aircraft when certain events occur that directly impact our assessment of their remaining useful lives. Our consideration of ultimate residual value takes into account current expectations of fair market value and the expected time to ultimate disposal. The determination of the ultimate value to be received upon sale depends largely upon the condition of the aircraft and the flight time left on the aircraft and major components until the next major maintenance check is required. The future value also depends on the aftermarket that exists as of that date, which can differ substantially over time.
We review our property and equipment for impairment when events or changes in circumstances indicate that the carrying value of assets or asset groups may be impaired or when reclassifications are made between property and equipment and assets held for sale.
Asset impairment evaluations are based on estimated undiscounted cash flows for the assets being evaluated. If the sum of the expected future cash flows is less than the carrying amount of the asset or asset group, we would be required to recognize an impairment loss. When determining fair value, we utilize various assumptions, including projections of future cash flows. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts. In such event, we would then be required to record a corresponding charge, which would reduce our earnings. We continue to evaluate our estimates and assumptions and believe that our assumptions, which include an estimate of future cash flows based upon the anticipated performance of the underlying contracts, are appropriate.

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
For aircraft types that are still operating where management has made the decision to sell or abandon the aircraft type at a fixed date, an analysis is completed to determine whether depreciation needs to be accelerated or additional depreciation recorded for an expected reduction in residual value at the planned disposal date.
Where a determination has been made to exit an entire asset group, the asset group is reviewed for potential impairment. An impairment loss is recorded in the period in which it is determined that the aggregate carrying amount of assets within an asset group is not recoverable. This requires us to make judgments regarding long-term forecasts of future revenue and cost related to the assets subject to review. In turn, these forecasts are uncertain in that they require assumptions about demand for our services, future market conditions and technological developments. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period. Given the nature of these evaluations and their application to specific asset groups and specific times, it is not possible to reasonably quantify the impact of changes in these assumptions.
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
Three of the most critical assumptions are the expected long-term rate of return on plan assets, the assumed discount rate and the mortality rate. We evaluate our assumptions regarding the estimated long-term rate of return on plan assets based on historical experience and future expectations on investment returns, which are calculated by our third-party investment advisor utilizing the asset allocation classes held by the plans’ portfolios. We utilize a British pound sterling denominated AA corporate bond index as a basis for determining the discount rate for our U.K. plans and NOK-denominated corporate bonds that are credit-rated AA or AAA as a basis for determining the discount rate for our Norway plan. We base mortality rates utilized on actuarial research on these rates, which are adjusted to allow for expected mortality within our industry segment and, where available, individual plan experience data. Changes in these and other assumptions used in the actuarial computations could impact our projected benefit obligations, pension liabilities, pension expense and other comprehensive income. We base our determination of pension expense on a fair value valuation of assets and an amortization approach for assessed gains and losses that reduces year-to-year volatility. This approach recognizes investment and other actuarial gains or losses over the average remaining lifetime of the plan members. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets.
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

Inventory Allowance
We maintain inventory that primarily consists of spare parts to service our aircraft. We establish an allowance to distribute the cost of spare parts expected to be on hand at the end of an aircraft type’s life over the service lives of the related equipment, taking into account the estimated salvage value of the parts. Also, we periodically review the condition and continuing usefulness of the parts to determine whether the realizable value of this inventory is lower than its book value. Parts related to aircraft types that our management has determined will no longer be included in our fleet or will be substantially reduced in our fleet in future periods are specifically reviewed. If our valuation of these parts is significantly lower than the book value of the parts, an additional provision may be required.
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
Goodwill Impairment
We perform a test for impairment of our goodwill annually as of March 31 and whenever events or circumstances indicate impairment may have occurred. We first assess qualitative factors to determine if it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount and if a quantitative assessment should be performed. An entity may also bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative impairment test. Because our business is cyclical in nature, goodwill could be significantly impaired depending on when the assessment is performed in the business cycle. As of March 31, 2015, we performed a qualitative analysis and concluded it is more likely than not that the fair value of each reporting unit is not less than the carrying value and, therefore, did not perform a quantitative analysis for the reporting units with goodwill except for Bristow Academy, which is included within Corporate and other for segment reporting purposes. Bristow Academy's fiscal year 2015 results were lower than internal expectations; therefore, we performed a quantitative analysis as of March 31, 2015 and concluded that the fair value of the reporting unit was 18.3% more than the carrying value for Bristow Academy. Accordingly, the annual impairment assessment as of March 31, 2015 indicated that there is no impairment of goodwill. The qualitative factors considered during our assessment include the capital markets environment, global economic conditions, the demand for helicopter services, the necessity for training of new pilots (Bristow Academy only), changes in our results of operations, the magnitude of the excess of fair value over the carrying amount of each reporting unit as determined in prior years’ quantitative testing and other factors. The fair value of our reporting units is based on a blend of estimated discounted cash flows, publicly traded company multiples and acquisition multiples and involve the use of a discounted cash flow model utilizing estimated future earnings and cash flows and our weighted-average cost of capital. Publicly traded company multiples and acquisition multiples are derived from information on traded shares and analysis of recent acquisitions in the marketplace, respectively, for companies with operations similar to ours. Changes in the assumptions used in the fair value calculation could result in an estimated reporting unit fair value that is below the carrying value, which may give rise to an impairment of goodwill.
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
Foreign Currency Risk
Through our foreign operations, we are exposed to currency fluctuations and exchange rate risks. The majority of our revenue and expense from our North Sea operations are in British pound sterling. Approximately 32% of our gross revenue for fiscal year 2015 was translated for financial reporting purposes from British pound sterling into U.S. dollars. In addition, some of our contracts to provide services internationally provide for payment in foreign currencies. Our foreign exchange rate risk is even greater when our revenue is denominated in a currency different from the associated costs. We attempt to minimize our foreign exchange rate exposure by contracting the majority of our services other than our North Sea operations in U.S. dollars. As a result, a strong U.S. dollar may increase the local cost of our services that are provided under U.S. dollar denominated contracts, which may reduce the demand for our services in certain foreign countries. Except as described below, we do not enter into hedging transactions to protect against foreign exchange risks related to our revenue.
Throughout fiscal years 2015, 2014 and 2013, our primary foreign currency exposure has been to the British pound sterling, the euro, the Australian dollar, the Norwegian kroner, and the Nigerian naira. The value of these currencies has fluctuated relative to the U.S. dollar as indicated in the following table:

	Fiscal Years Ended March 31,
	2015	2014	2013
One British pound sterling into U.S. dollars
High	1.72	1.68	1.63
Average	1.60	1.59	1.58
Low	1.47	1.48	1.49
At period-end	1.48	1.67	1.52
One euro into U.S. dollars
High	1.39	1.39	1.37
Average	1.25	1.34	1.29
Low	1.05	1.28	1.21
At period-end	1.07	1.38	1.28
One Australian dollar into U.S. dollars
High	0.95	1.07	1.06
Average	0.87	0.93	1.03
Low	0.76	0.87	0.97
At period-end	0.76	0.93	1.04
One Norwegian kroner into U.S. dollars
High	0.1698	0.1753	0.1834
Average	0.1507	0.1670	0.1733
Low	0.1203	0.1590	0.1632
At period-end	0.1251	0.1666	0.1712
One Nigerian naira into U.S. dollars
High	0.0063	0.0065	0.0065
Average	0.0059	0.0063	0.0064
Low	0.0049	0.0061	0.0061
At period-end	0.0051	0.0061	0.0064
_______________
Source: Bank of England and Oanda.com

Our earnings from unconsolidated affiliates, net of losses, are also affected by the impact of changes in foreign currency exchange rates on the reported results of our unconsolidated affiliates. Earnings from unconsolidated affiliates, net of losses, were decreased by $25.7 million, $3.9 million and $3.9 million during fiscal years 2015, 2014 and 2013, respectively, as a result of the impact of changes in foreign currency exchange rates on the results of our unconsolidated affiliates, primarily the impact of changes in the Brazilian real to U.S. dollar exchange rate on earnings from our affiliate in Brazil. The value of the Brazilian real has fluctuated relative to the U.S. dollar as indicated in the following table:

	Fiscal Years Ended March 31,
	2015	2014	2013
One Brazilian real into U.S. dollars
High	0.4572	0.5123	0.5488
Average	0.4096	0.4471	0.4985
Low	0.3052	0.4093	0.4685
At period-end	0.3080	0.4432	0.4953
_______________
Source: Oanda.com
A hypothetical 10% change in the average U.S. dollar exchange rate relative to other currencies would have affected our revenue, operating expense and operating income for fiscal year 2015 as follows:

	British pound sterling	Euro	Australian dollar	Nigerian Naira	Norwegian kroner
Revenue	3.7%	0.2%	1.0%	0.3%	1.0%
Operating expense	3.3%	0.2%	1.1%	0.5%	1.0%
Operating income	6.7%	0.1%	0.6%	(1.8)%	0.9%
The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables, including competitive risk. If it were possible to quantify this competitive risk impact, the results could be different from the sensitivity effects shown above. In addition, all currencies may not uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen.
In the past three fiscal years, our stockholders’ investment has decreased by $69.0 million as a result of translation adjustments. Changes in exchange rates could cause significant changes in our financial position and results of operations in the future.
As a result of the changes in exchange rates, we recorded foreign currency transaction losses of $6.5 million, $3.7 million and $1.1 million during fiscal years 2015, 2014, and 2013, respectively.
We estimate that the fluctuation of these currencies for fiscal year 2015 versus the prior fiscal year had the following effect on our financial condition and results of operations, net of the effect of the derivative contracts discussed below (in thousands):

Fiscal Year Ended March 31, 2015
Revenue	$(29,230)
Operating expense	31,679
Earnings from unconsolidated affiliates, net of losses	(21,817)
Non-operating expense	(2,848)
Income before provision for income taxes	(22,216)
Provision from income taxes	4,665
Net income	(17,551)
Cumulative translation adjustment	(76,845)
Total stockholders’ investment	$(94,396)
A hypothetical 10% decrease in the value of the foreign currencies in which our business is denominated relative to the U.S. dollar as of March 31, 2015 would result in an $18.8 million decrease in the fair value of our net monetary assets denominated in currencies other than U.S. dollars.

Credit Risk
The market for our services and products is primarily the offshore oil and gas industry, and our clients consist primarily of major integrated, national and independent oil and gas producers. We perform ongoing credit evaluations of our clients and have not historically required collateral. We maintain allowances for potential credit losses.
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
Interest Rate Risk
As of March 31, 2015, we had $864.4 million of debt outstanding, of which $347.8 million carried a variable rate of interest. The market value of our fixed rate debt fluctuates with changes in interest rates. The fair value of our debt has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on quoted market prices. The carrying and fair value of our long-term debt, including the current portion, were as follows (in thousands):

	March 31,
	2015		2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
6 ¼% Senior Notes	$401,535	$381,458	$450,000	$477,000
Term Loan	222,179	222,179	226,604	226,604
3% Convertible Senior Notes	114,109	115,288	109,904	142,382
Revolving Credit Facility	83,800	83,800	24,000	24,000
Airnorth debt	23,119	23,119	—	—
Eastern Airways debt	19,680	19,680	29,911	29,911
Other debt	—	—	883	883
	$864,422	$845,524	$841,302	$900,780
If prevailing market interest rates had been 1% higher as of March 31, 2015, and all other factors affecting our debt remained the same, the fair value of the 6 ¼% Senior Notes and the 3% Convertible Senior Notes would have decreased by $39.0 million or 7.8%, respectively. Under comparable sensitivity analysis as of March 31, 2014, the fair value of the 6 ¼% Senior Notes and 3% Convertible Senior Notes would have decreased by $53.4 million or 8.6%, respectively.

Item 8. Consolidated Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Bristow Group Inc.:
We have audited the accompanying consolidated balance sheets of Bristow Group Inc. and subsidiaries as of March 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ investment for each of the years in the three-year period ended March 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bristow Group Inc. and subsidiaries as of March 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bristow Group Inc.’s internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 20, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Houston, Texas
May 20, 2015

BRISTOW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended March 31,
	2015	2014	2013
	(In thousands, except per share amounts)
Gross revenue:
Operating revenue from non-affiliates	$1,639,263	$1,423,653	$1,290,284
Operating revenue from affiliates	87,724	92,673	53,731
Reimbursable revenue from non-affiliates	131,682	153,180	164,184
Reimbursable revenue from affiliates	—	76	274
	1,858,669	1,669,582	1,508,473

Operating expense:
Direct cost	1,174,991	1,041,575	900,378
Reimbursable expense	124,566	144,557	157,416
Impairment of inventories	7,167	12,669	—
Depreciation and amortization	114,293	95,977	96,284
General and administrative	254,158	199,814	163,389
	1,675,175	1,494,592	1,317,467

Gain (loss) on disposal of assets	(35,849)	(722)	8,068
Earnings from unconsolidated affiliates, net of losses	(1,771)	12,709	25,070

Operating income	145,874	186,977	224,144

Interest expense, net	(29,354)	(43,218)	(41,658)
Extinguishment of debt	(2,591)	—	(14,932)
Gain on sale of unconsolidated affiliates	3,921	103,924	—
Other income (expense), net	(6,377)	(2,692)	(877)
Income before provision for income taxes	111,473	244,991	166,677
Provision for income taxes	(22,766)	(57,212)	(35,002)
Net income	88,707	187,779	131,675
Net income attributable to noncontrolling interests	(4,407)	(1,042)	(1,573)
Net income attributable to Bristow Group	$84,300	$186,737	$130,102

Earnings per common share:
Basic	$2.40	$5.15	$3.61
Diluted	$2.37	$5.09	$3.57

Cash dividends declared per common share	$1.28	$1.00	$0.80
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended March 31,
	2015	2014	2013
	(In thousands)
Net income	$88,707	$187,779	$131,675
Other comprehensive income:
Currency translation adjustments	(71,617)	18,729	(11,982)
Pension liability adjustment, net of tax provision (benefit) of $10.6 million, $(10.4) million and $10.0 million, respectively	(36,978)	23,367	(28,462)
Total comprehensive income (loss)	(19,888)	229,875	91,231

Net income attributable to noncontrolling interests	(4,407)	(1,042)	(1,573)
Currency translation adjustments attributable to noncontrolling interests	(5,228)	1,081	—
Total comprehensive (income) loss attributable to noncontrolling interests	(9,635)	39	(1,573)
Total comprehensive income (loss) attributable to Bristow Group	$(29,523)	$229,914	$89,658
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2015	2014
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$104,146	$204,341
Accounts receivable from non-affiliates	250,610	292,650
Accounts receivable from affiliates	8,008	4,793
Inventories	147,169	137,463
Assets held for sale	57,827	29,276
Prepaid expenses and other current assets	70,091	53,084
Total current assets	637,851	721,607
Investment in unconsolidated affiliates	216,376	262,615
Property and equipment – at cost:
Land and buildings	171,959	145,973
Aircraft and equipment	2,493,869	2,646,150
	2,665,828	2,792,123
Less – Accumulated depreciation and amortization	(508,727)	(523,372)
	2,157,101	2,268,751
Goodwill	75,628	56,680
Other assets	143,764	88,604
Total assets	$3,230,720	$3,398,257
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$84,193	$89,818
Accrued wages, benefits and related taxes	81,648	71,192
Income taxes payable	7,926	13,588
Other accrued taxes	13,335	9,302
Deferred revenue	36,784	31,157
Accrued maintenance and repairs	23,316	17,249
Accrued interest	12,831	16,157
Other accrued liabilities	82,605	45,853
Deferred taxes	17,704	12,372
Short-term borrowings and current maturities of long-term debt	18,730	14,207
Deferred sale leaseback advance	55,934	136,930
Total current liabilities	435,006	457,825
Long-term debt, less current maturities	845,692	827,095
Accrued pension liabilities	99,576	86,823
Other liabilities and deferred credits	39,782	78,126
Deferred taxes	165,655	169,519
Commitments and contingencies (Note 7)
Temporary equity	26,223	22,283
Stockholders’ investment:
Common stock, $.01 par value, authorized 90,000,000; outstanding: 34,838,374 and 35,708,469 shares (exclusive of 1,291,441 treasury shares)	376	373
Additional paid-in capital	781,837	762,813
Retained earnings	1,284,442	1,245,220
Accumulated other comprehensive loss	(270,329)	(156,506)
Treasury shares, at cost (2,756,419 and 1,595,479 shares, respectively)	(184,796)	(103,965)
Total Bristow Group stockholders’ investment	1,611,530	1,747,935
Noncontrolling interests	7,256	8,651
Total stockholders’ investment	1,618,786	1,756,586
Total liabilities and stockholders’ investment	$3,230,720	$3,398,257
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$88,707	$187,779	$131,675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114,293	95,977	96,284
Deferred income taxes	(7,457)	5,465	(8,587)
Write-off of deferred financing fees	660	12,733	4,642
Discount amortization on long-term debt	4,323	3,708	3,597
(Gain) loss on disposal of assets	35,849	722	(8,068)
Gain on sale of unconsolidated affiliates	(3,921)	(103,924)	—
Impairment of inventories	7,167	12,669	—
Extinguishment of debt	2,591	—	14,932
Stock-based compensation	16,353	15,433	11,869
Equity in earnings from unconsolidated affiliates less than (in excess of) dividends received	9,418	1,629	(9,244)
Tax benefit related to stock-based compensation	(1,550)	(5,723)	(500)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	24,112	3,647	(2,739)
Inventories	(21,478)	12,824	(1,340)
Prepaid expenses and other assets	(25,485)	(3,149)	(39,269)
Accounts payable	(4,665)	(5,154)	25,654
Accrued liabilities	29,461	11,697	38,790
Other liabilities and deferred credits	(15,152)	(14,239)	9,068
Net cash provided by operating activities	253,226	232,094	266,764
Cash flows from investing activities:
Capital expenditures	(601,834)	(628,613)	(571,425)
Acquisitions, net of cash received	(20,303)	(39,850)	—
Proceeds from sale of unconsolidated affiliates	4,185	112,210	—
Proceeds from asset dispositions	414,859	289,951	314,847
Investment in unconsolidated affiliates	—	—	(51,179)
Net cash used in investing activities	(203,093)	(266,302)	(307,757)
Cash flows from financing activities:
Proceeds from borrowings	454,393	533,064	675,449
Payment of contingent consideration	—	(6,000)	—
Debt issuance costs	—	(15,523)	(10,344)
Repayment of debt and debt redemption premiums	(460,274)	(512,492)	(663,921)
Proceeds from assignment of aircraft purchase agreements	—	106,113	—
Partial prepayment of put/call obligation	(59)	(57)	(63)
Acquisition of noncontrolling interest	(3,170)	(2,078)	—
Repurchase of common stock	(80,831)	(77,661)	(1,219)
Common stock dividends paid	(45,078)	(36,320)	(28,734)
Issuance of common stock	5,172	15,398	15,289
Tax benefit related to stock-based compensation	1,550	5,723	500
Net cash provided by (used in) financing activities	(128,297)	10,167	(13,043)
Effect of exchange rate changes on cash and cash equivalents	(22,031)	12,759	8,109
Net decrease in cash and cash equivalents	(100,195)	(11,282)	(45,927)
Cash and cash equivalents at beginning of period	204,341	215,623	261,550
Cash and cash equivalents at end of period	$104,146	$204,341	$215,623
Supplemental disclosure of non-cash investing activities:
Aircraft received for payment on accounts receivable	$—	$—	$8,300
Contingent liability for investment in unconsolidated affiliate	$—	$—	$34,245
Deferred sale leaseback advance	$69,680	$60,194	$—
Completion of deferred sale leaseback	$(183,688)	$—	$—
Aircraft sold for future spare parts and maintenance	$13.417	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT
(In thousands, except share amounts)

	Total Bristow Group Stockholders’ Investment
	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income Loss	Treasury Stock	Non- Controlling Interests	Total Stockholders’ Investment
March 31, 2012	$363	35,755,317	$703,628	$993,435	$(159,239)	$(25,085)	$8,722	$1,521,824
Issuance of common stock	4	420,031	28,255	—	—	—	—	28,259
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(63)	(63)
Repurchases of common stock	—	(24,709)	—	—	—	(1,219)	—	(1,219)
Common stock dividends ($0.80 per share)	—	—	—	(28,734)	—	—	—	(28,734)
Currency translation adjustments	—	—	—	—	—	—	(341)	(341)
Net income	—	—	—	130,102	—	—	1,573	131,675
Other comprehensive loss	—	—	—	—	(40,444)	—	—	(40,444)
March 31, 2013	367	36,150,639	731,883	1,094,803	(199,683)	(26,304)	9,891	1,610,957
Issuance of common stock	6	601,405	33,008	—	—	—	—	33,014
Correction of historical shares outstanding	—	300	—	—	—	—	—	—
Acquisition of noncontrolling interests	—	—	(2,078)	—	—	—	—	(2,078)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(57)	(57)
Repurchases of common stock	—	(1,043,875)	—	—	—	(77,661)	—	(77,661)
Common stock dividends ($1.00 per share)	—	—	—	(36,320)	—	—	—	(36,320)
Currency translation adjustments (1)	—	—	—	—	—	—	(1,554)	(1,554)
Net income (2)	—	—	—	186,737	—	—	371	187,108
Other comprehensive income	—	—	—	—	43,177	—	—	43,177
March 31, 2014	373	35,708,469	762,813	1,245,220	(156,506)	(103,965)	8,651	1,756,586
Issuance of common stock	3	290,754	22,194	—	—	—	—	22,197
Correction of historical shares outstanding	—	91	—	—	—	—	—	—
Acquisition of noncontrolling interests	—	—	(3,170)	—	—	—	—	(3,170)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(59)	(59)
Repurchases of common stock	—	(1,160,940)	—	—	—	(80,831)	—	(80,831)
Common stock dividends ($1.28 per share)	—	—	—	(45,078)	—	—	—	(45,078)
Currency translation adjustments (1)	—	—	—	—	—	—	(2,392)	(2,392)
Net income (2)	—	—	—	84,300	—	—	1,056	85,356
Other comprehensive loss	—	—	—	—	(113,823)	—	—	(113,823)
March 31, 2015	$376	34,838,374	$781,837	$1,284,442	$(270,329)	$(184,796)	$7,256	$1,618,786
_________________
(1) Currency translation adjustments attributable to noncontrolling interests for fiscal years 2015 and 2014 excluded $2.8 million and $0.5 million, respectively, allocable to temporary equity.
(2) Net income attributable to noncontrolling interests for fiscal years 2015 and 2014 excluded $3.4 million and $0.7 million, respectively, allocable to temporary equity.
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Operations
Bristow Group Inc., a Delaware corporation (together with its consolidated entities, unless the context requires otherwise, “Bristow Group”, the “Company”, “we”, “us”, or “our”), is the leading provider of helicopter services to the worldwide offshore energy industry based on the number of aircraft operated and one of two helicopter service providers to the offshore energy industry with global operations. With a fleet of 501 aircraft as of March 31, 2015, including 130 held by unconsolidated affiliates, Bristow Group and its affiliates conduct major transportation operations in the North Sea, Nigeria and the U.S. Gulf of Mexico, and in most of the other major offshore energy regions of the world, including Australia, Brazil, Canada, Russia and Trinidad. We and our affiliates provide private sector search and rescue (“SAR”) services in Australia, Canada, Norway, Russia and Trinidad, and we provide public sector SAR services in North Scotland on behalf of the Maritime & Coastguard Agency. Additionally, in March 2013, we were awarded a contract to provide public sector SAR services for all of the U.K. (the “U.K. SAR contract”) that commenced in April 2015. Certain of our affiliates also provide fixed wing charter and scheduled services targeting U.K. and Australia oil and gas industry transport, helicopter military training and helicopter flight training.
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
Effective January 29, 2015, we acquired and began consolidating Capiteq Limited which operates under the name Airnorth. Effective February 6, 2014, we acquired and began consolidating Eastern Airways International Limited (“Eastern Airways”). See Note 2 for further details.
Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ended March 31, 2015 is referred to as fiscal year 2015.
Certain reclassifications of prior period information have been made to conform to the presentation of the current period information. These reclassifications had no effect on net income as previously reported.
 Summary of Significant Accounting Policies
Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Areas where accounting estimates are made by management include:

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
The following table is a rollforward of the allowance for doubtful accounts, including affiliates and non-affiliates (in thousands):

	Fiscal Year Ended March 31,
	2015	2014	2013
Balance – beginning of fiscal year	$5,074	$5,079	$243
Additional allowances	1,050	87	4,887
Write-offs and collections	(5,265)	(92)	(51)
Balance – end of fiscal year	$859	$5,074	$5,079
During fiscal year 2013, the allowance for doubtful accounts for non-affiliates was increased by $4.9 million related to amounts due from ATP Oil and Gas Corporation, a client in the U.S. Gulf of Mexico, due to its filing for bankruptcy. During fiscal year 2015, the allowance recorded for ATP was reversed as we settled outstanding matters related to ongoing bankruptcy proceedings, which resulted in a $4.4 million reduction in bad debt expense, included within direct cost on our consolidated statements of income. The remaining amount of $0.5 million related to ATP was written off as no further settlement is expected. As of March 31, 2015 and 2014, there were no allowances for doubtful accounts related to accounts receivable due from affiliates.
Inventories — Inventories are stated at the lower of average cost or market value and consist primarily of spare parts. The following table is a rollforward of the allowance related to dormant, obsolete and excess inventory (in thousands):

	Fiscal Year Ended March 31,
	2015	2014	2013
Balance – beginning of fiscal year	$47,298	$31,504	$34,364
Impairment of inventories	7,167	12,669	—
Additional allowances	4,867	6,807	8,479
Inventory disposed and scrapped	(10,125)	(6,096)	(10,053)
Foreign currency effects	(3,793)	2,414	(1,286)
Balance – end of fiscal year	$45,414	$47,298	$31,504
During fiscal years 2015 and 2014, we increased our inventory allowance by $4.9 million and $6.8 million, respectively, as a result of our periodic assessment of inventory that was dormant, obsolete or excess within our operational fleet of aircraft.
During fiscal years 2015 and 2014, we recorded impairment charges of $7.2 million and $12.7 million, respectively, to write-down certain spare parts within inventories to market value. These impairment charges resulted from the identification of $19.1 million and $50.5 million, respectively, of inventory that was dormant, obsolete or excess based on a review of our future inventory needs related to changes to our fleet strategy and plans. The fiscal year 2015 impairment charge related primarily to spare parts held for a large aircraft model where we decided to accelerate removal from our fleet into fiscal year 2016. The fiscal year 2014 impairment charge related primarily to spare parts held for a medium aircraft model where we have decided to remove this model from our fleet over the next two fiscal years. As we had intended to operate these model types longer in certain markets, we identified excess inventory that would not be used on our aircraft and therefore needed to be sold or otherwise disposed of. These impairment charges are included on a separate line within operating expense on the consolidated statements of income.
Also during fiscal year 2014, we wrote off $11.1 million of inventory destroyed in a fire at our Port Harcourt facility in Nigeria, which was insured and therefore fully offset by a receivable recorded of $11.1 million for insurance proceeds. See Note 4 for further details on the fire in Port Harcourt.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prepaid Expenses and Other Current Assets — As of March 31, 2015 and 2014, prepaid expenses and other current assets included the short-term portion of contract acquisition and pre-operating costs totaling $8.9 million and $5.5 million, respectively, related to the SAR contracts in the U.K. and a client contract in Norway which are recoverable under the contracts and will be expensed over the terms of the contracts. During fiscal year 2015, we have expensed $2.6 million due to the start-up of some of these contracts.
Property and Equipment — Property and equipment are stated at cost. Property and equipment includes construction in progress, primarily consisting of progress payments on aircraft purchases and facility construction, of $306.0 million and $477.9 million as of March 31, 2015 and 2014, respectively. Interest costs applicable to the construction of qualifying assets are capitalized as a component of the cost of such assets.
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
Effective April 1, 2014, we changed the useful lives of certain non-aircraft assets. These changes were driven by our annual review of useful lives and impacted our depreciation on the assets. During fiscal year 2015, we recorded a reduction of approximately $3.5 million (or approximately $0.08 of diluted earnings per share) in depreciation expense as a result of this change in useful lives.
For further details on property and equipment, see Note 4.
Goodwill — Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Goodwill has an indefinite useful life and is not amortized, but is assessed for impairment annually as of March 31.
Goodwill totaling $75.6 million and $56.7 million as of March 31, 2015 and 2014, respectively, relates to our business units as follows (in thousands):

	Europe	Bristow Academy	Australia	West Africa	Other International	Total
March 31, 2013	$11,883	$10,212	$—	$6,226	$576	$28,897
Foreign currency translation	1,839	90	—	(49)	—	1,880
Eastern Airways acquisition	26,479	—	—	—	—	26,479
Impairments	—	—	—	—	(576)	(576)
March 31, 2014	40,201	10,302	—	6,177	—	56,680
Foreign currency translation	(4,500)	(112)	(461)	(231)	—	(5,304)
Airnorth acquisition	—	—	24,252	—	—	24,252
March 31, 2015	$35,701	$10,190	$23,791	$5,946	$—	$75,628

To complete our annual assessment of goodwill impairment, we first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount and if a quantitative assessment should be performed. As of March 31, 2015, we performed a qualitative analysis and concluded it is more likely than not that the fair value of each reporting unit is not less than the carrying value and, therefore, did not perform a quantitative analysis for the reporting units with goodwill except for Bristow Academy, which is included within Corporate and other for segment reporting purposes in Note 11. Bristow Academy's fiscal year 2015 results were lower than internal expectations; therefore, we performed a quantitative analysis as of March 31, 2015 and concluded that the fair value of the reporting unit was 18.3% more than the carrying value for Bristow Academy. Accordingly, the annual impairment assessment as of March 31, 2015 indicated that there is no impairment of goodwill. Qualitative factors considered during our assessments included the capital markets environment, global economic conditions, the demand for helicopter services, the necessity for training of new pilots (Bristow Academy only), changes in our results of operations, the magnitude of the excess of fair value over the carrying amount of each reporting unit as determined in prior years’ quantitative testing and other factors. In addition to the annual assessment, an impairment assessment of goodwill is

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conducted when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During fiscal year 2014, we impaired our goodwill in our Other International business unit related to Mexico as all of the contracts in Mexico had expired. As of March 31, 2015, goodwill totaling approximately $4.8 million is expected to be deductible for tax purposes. For further details on the Eastern Airways and the Airnorth acquisitions, see Note 2.
Other Intangible Assets — Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values. Intangible assets by type were as follows (in thousands):

	Client contracts	Client relationships	Trade name and trademarks	Internally developed software	Licenses	Total
	Gross Carrying Amount
March 31, 2013	$7,187	$1,730	$—	$—	$833	$9,750
Foreign currency translation	(58)	(14)	—	—	(6)	(78)
Eastern Airways acquisition	—	10,291	5,326	1,339	—	16,956
March 31, 2014	7,129	12,007	5,326	1,339	827	26,628
Foreign currency translation	(76)	(1,238)	(542)	(160)	(69)	(2,085)
Airnorth acquisition	1,112	2,287	364	—	—	3,763
March 31, 2015	$8,165	$13,056	$5,148	$1,179	$758	$28,306

	Accumulated Amortization
March 31, 2013	$(5,662)	$(758)	$—	$—	$(388)	$(6,808)
Amortization expense	(1,270)	(170)	—	—	(81)	(1,521)
March 31, 2014	(6,932)	(928)	—	—	(469)	(8,329)
Amortization expense	(467)	(655)	(323)	(244)	(73)	(1,762)
March 31, 2015	$(7,399)	$(1,583)	$(323)	$(244)	$(542)	$(10,091)

Weighted average remaining contractual life, in years	1.6	17.5	14.9	3.8	3.0	10.3
Future amortization expense of intangible assets for each of the years ending March 31 are as follows (in thousands):

2016	$2,114
2017	1,553
2018	1,472
2019	1,200
2020	996
Thereafter	10,880
$18,215
The Bristow Norway and Eastern Airways acquisitions, included in our Europe business unit, resulted in intangible assets for client contracts, client relationships, trade name and trademarks, internally developed software and licenses. The Airnorth acquisition, included in our Australia business unit, resulted in intangible assets for client contracts, client relationships and trade name and trademarks. For further details on the Eastern Airways and Airnorth acquisitions, see Note 2.
Impairment of Long-Lived Assets — Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset or asset group to be held and used exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. Assets held for sale are classified as current assets on our consolidated balance sheets and recorded at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale (if any) are presented separately in the appropriate asset and liability sections of the consolidated balance sheets. We recorded impairment charges of $36.1 million, $6.8 million and $4.4 million included in gain (loss) on disposal of assets to reduce the carrying value of aircraft held for sale in fiscal years 2015, 2014 and 2013, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal year 2013, we reclassified four large aircraft previously classified as held for sale to aircraft and equipment as they were returned to operational status as a result of the issues associated with H225 Super Puma helicopter and we reversed previously recorded impairment charges of $8.7 million. This reversal of charges is included in gain (loss) on disposal of assets on the consolidated statements of income for fiscal year 2013. See further discussion in Note 4.
Impairment of Investments in Unconsolidated Affiliates — We perform regular reviews of each investee’s financial condition, the business outlook for its products and services, and its present and projected results and cash flows. When an investee has experienced consistent declines in financial performance or difficulties raising capital to continue operations, and when we expect the decline to be other-than-temporary, the investment is written down to fair value. Actual results may vary from estimates due to the uncertainty regarding the projected financial performance of investees, the severity and expected duration of declines in value, and the available liquidity in the capital markets to support the continuing operations of the investees in which we have investments. We did not recognize any impairment charges related to our investments in unconsolidated affiliates in fiscal years 2015, 2014 and 2013.
Other Assets — In addition to the intangible assets discussed above, other assets primarily include debt issuance costs of $10.0 million and $12.3 million as of March 31, 2015 and 2014, respectively, which are being amortized over the life of the related debt, deferred tax assets of $50.7 million and $17.6 million as of March 31, 2015 and 2014, respectively, and the long-term portion of contract acquisition and pre-operating costs totaling $42.4 million and $15.2 million as of March 31, 2015 and 2014, respectively, related to the SAR contracts in the U.K. and a client contract in Norway which are recoverable under the contracts and will be expensed over the terms of the contracts.
Contingent Liabilities — We establish reserves for estimated loss contingencies when we believe a loss is probable and the amount of the loss can be reasonably estimated. Our contingent liability reserves relate primarily to potential tax assessments, litigation, personal injury claims and environmental liabilities. Income for each reporting period includes revisions to contingent liability reserves resulting from different facts or information which become known or circumstances which change and affect our previous assumptions with respect to the likelihood or amount of loss. Such revisions are based on information which becomes known or circumstances that change after the reporting date for the previous period through the reporting date of the current period. Reserves for contingent liabilities are based upon our assumptions and estimates regarding the probable outcome of the matter. Should the outcome differ from our assumptions and estimates or other events result in a material adjustment to the accrued estimated reserves, revisions to the estimated reserves for contingent liabilities would be required to be recognized. Legal costs are expensed as incurred.
Proceeds from casualty insurance settlements in excess of the carrying value of damaged assets are recognized in gain (loss) on disposal of assets when we have received proof of loss documentation or are otherwise assured of collection of these amounts.
Some of our acquisitions include a provision that provides for additional consideration to be paid to the sellers of the acquired company based on the achievement of specified performance thresholds.  In such cases, we record the obligations to pay those amounts at fair value at the acquisition date and include such obligations in the consideration transferred. This contingent consideration obligation is included in other accrued liabilities for the current portion and other liabilities and deferred credits for the long-term portion on our consolidated balance sheet. We assess the estimated fair value of the contractual obligation to pay the contingent consideration on a quarterly basis and any changes in estimated fair value are recorded as accretion expense included in depreciation and amortization on our consolidated statements of income. In other cases, additional consideration is based on the achievement of performance thresholds and continued employment with the Company. In these cases, we record such amounts in general and administrative expense when such additional consideration is earned. See Note 2 for a discussion on our acquisitions, Note 3 for a discussion on contingent consideration obligations related to our investments in unconsolidated affiliates and Note 6 for details on the fair value of the contingent consideration obligation.
Deferred Sale Leaseback Advance — As of March 31, 2015 and 2014, respectively, we had a total deferred sale leaseback advance of $55.9 million and $166.3 million, of which the current portion is included in deferred sale leaseback advance ($55.9 million and $136.9 million) and the long-term portion is included in other liabilities and deferred credits (zero and $29.4 million) on our consolidated balance sheets. During fiscal year 2014, we received payment of approximately $106.1 million for progress payments we had previously made on seven aircraft under construction, and we assigned any future payments due on these construction agreements to the purchaser. As we had the obligation and intent to lease the aircraft back from the purchaser upon completion, we recorded a liability equal to the cash received and payments made by the purchaser totaling $129.9 million, with a corresponding increase to construction in progress. During fiscal year 2015, we took delivery and entered into leases for five of these aircraft and removed a total of $183.7 million and $182.6 million, respectively, from construction in progress and deferred sale leaseback advance, current on our consolidated balance sheet. We will continue to increase both construction in progress and

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred sale leaseback advance, current or long-term, until we lease the remaining two aircraft, at which time the construction in progress and the liabilities will be removed from our consolidated balance sheet.
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
Eastern Airways and Airnorth primarily earn revenue through charter and scheduled airline services and provision of airport services (Eastern Airways only). Both chartered and scheduled revenue is recognized net of passenger taxes and discounts. Revenue is recognized at the earlier of the period in which the service is provided or the period in which the right to travel expires which is determined by the terms and conditions of the ticket. Ticket sales are recorded within deferred revenue until recognized as revenue in accordance with the above policy. Airport services revenue is recognized when earned.
Pension Benefits — See Note 9 for a discussion of our accounting for pension benefits.
Maintenance and Repairs — We generally charge maintenance and repair costs, including major aircraft component overhaul costs, to earnings as the costs are incurred. However, certain major aircraft components, such as engines and transmissions, are maintained by third-party vendors under contractual agreements. Under these agreements, we are charged an agreed amount per hour of flying time related to maintenance, repair and overhaul of the parts and components covered. The costs charged under these contractual agreements are recognized in the period in which the flight hours occur. To the extent that we have not yet been billed for costs incurred under these arrangements, these costs are included in accrued maintenance and repairs on our consolidated balance sheets. From time to time, we receive credits from our original equipment manufacturers as settlement for additional labor and maintenance expense costs incurred for aircraft performance issues. We record these credits as a reduction in maintenance expense when the credits are utilized in lieu of cash payments for purchases or services. The cost of certain major overhauls on fixed-wing aircraft operated by Eastern Airways and Airnorth are capitalized when incurred and depreciated over the period until the next expected major overhaul.
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
In assessing the realizability of deferred income tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which such temporary differences become deductible.
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
As a result of changes in exchange rates, we recorded foreign currency transaction losses of approximately $6.5 million, $3.7 million and $1.1 million during fiscal years 2015, 2014 and 2013, respectively. Our earnings from unconsolidated affiliates, net of losses, are also affected by the impact of changes in foreign currency exchange rates on the reported results of our unconsolidated affiliates. During fiscal years 2015, 2014 and 2013, earnings from unconsolidated affiliates, net of losses, were decreased by $25.7 million, $3.9 million and $3.9 million, respectively, as a result of the impact of changes in foreign currency exchange rates on the results of our unconsolidated affiliates, primarily the impact of changes in the Brazilian real and U.S. dollar exchange rate on results for our affiliate in Brazil.
Incentive Compensation — See Note 9 for a discussion of our accounting for incentive compensation arrangements.
Extinguishment of Debt — Extinguishment of debt includes $2.6 million related to premiums paid for the repurchase of a portion of our 6¼% Senior Notes due 2022 (the “6¼% Senior Notes”) during fiscal year 2015 and $14.9 million in redemption premium and fees paid for the early redemption of our 7 ½% Senior Notes due 2017 (the “7 ½% Senior Notes”) during fiscal year 2013. See further discussion in Note 5. We did not have any extinguishment of debt during fiscal year 2014.
Other Income (Expense), Net — The amounts for fiscal years 2015, 2014 and 2013 include the foreign currency transaction gains and losses described under “Foreign Currency” above. Other income (expense), net also includes a gain of $1.1 million for the sale of intellectual property during fiscal year 2014. Other income (expense), net in fiscal years 2015 and 2013 did not include any other significant items.
Recent Accounting Pronouncement
We consider the applicability and impact of all accounting standard updates (ASUs). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.
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
In April 2015, the FASB issued accounting guidance relating to the presentation of debt issuance costs. The intent is to simplify the presentation of debt issuance costs by requiring entities to record debt issuance costs on the balance sheet as a direct deduction from the carrying amount of the related debt liability, similar to debt discounts or premiums. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. We do not believe adoption of this new guidance will have a significant impact on our consolidated financial statements.
Note 2 — ACQUISITIONS
We apply the provisions of Accounting Standards Codification 805, Business Combinations (“ASC 805”), in the accounting for our business acquisitions. ASC 805 requires companies to separately recognize goodwill from the assets acquired and liabilities assumed, which are at their acquisition date fair values. Goodwill as of the acquisition date represents the excess of the purchase price over the fair values of the assets acquired and the liabilities assumed. We recognized $24.3 million and $26.5 million of goodwill as a result of the Airnorth acquisition and Eastern Airways acquisition, respectively. The goodwill recorded as part of these acquisitions primarily reflects the value of offering a complete suite of point to point transportation services for our clients, synergies expected to arise from the combined entities, as well as any intangible assets that do not qualify for separate recognition.
We use significant estimates and assumptions, including fair value estimates, to determine fair value of assets acquired and liabilities assumed and, when applicable, the related useful lives of the acquired assets as of the business combination date. The fair value measurements were primarily based on significant inputs that are not observable in the market, other than certain financial assets and liabilities that were acquired or assumed in the acquisitions. The market approach, which indicates value for a subject asset based on available market pricing for comparable assets, was utilized to estimate the fair value for land and buildings, aircraft and spare parts inventory. The market approach used includes prices and other relevant information generated by market transactions involving comparable assets, as well as pricing guides and other sources. We considered the current market for the assets, the maintenance condition of the assets and the expected proceeds from the sale of the assets, among other factors. As a result we have classified these assets in Level 3 in the fair value hierarchy. For those financial assets and liabilities which utilized observable inputs we have classified these amounts in Level 2.
The income approach was primarily used to value intangible assets, including client relationships, certain internally used software, and trade names, as well as noncontrolling interest. The income approach indicates value for a subject asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required market rate of return that reflects the relative risk of achieving the cash flows and the time value of money. The fair values associated with these assets and liabilities have been classified in Level 3 in the fair value hierarchy.
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
Airnorth Acquisition
On January 29, 2015, Bristow Helicopters Australia Pty Ltd. (“Bristow Helicopters Australia”) acquired an 85% interest in Capiteq Limited, operating under the name Airnorth, for cash of A$30.3 million ($24.0 million) with possible earn out consideration of up to A$17.0 million ($13.0 million) to be paid over four years based on the achievement in part on the achievement of specified financial performance thresholds and continued employment by the selling shareholders. We entered into an agreement with the other stockholder of Capiteq Limited that grants us the right after six months to buy all of their shares (and grants them the right after three years to require us to buy all of their shares) and includes transfer restrictions and other customary provisions. Airnorth is Northern Australia’s largest regional fixed wing operator based in Darwin, Northern Territory, Australia with both scheduled and charter services which focus primarily on the energy and mining industries in northern and western Australia as well as international service to Dili, Timor-Leste. Airnorth’s fleet consists of thirteen aircraft (nine turboprop and four new technology regional jets) and its customer base includes many energy companies to which Bristow Group already provides helicopter service. We believe this investment will strengthen our ability to provide point to point transportation services for existing Australian based passengers, expand helicopter services in certain areas in Southeast Asian markets and create a more integrated logistics solution for global clients.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the consolidated assets and liabilities of Airnorth as of January 29, 2015 (in thousands):

Current assets	$15,188
Property and equipment	39,822
Goodwill	24,252
Prepaid expenses and other assets	4,403
Total assets	83,665

Current liabilities, including debt	(20,104)
Long-term debt, less current maturities	(20,606)
Other long-term liabilities	(9,441)
Total liabilities	(50,151)
Temporary equity	(3,427)
Net assets	$30,087
Airnorth contributed $11.4 million of operating revenue during fiscal year 2015 and is included in our Australia business unit.
Temporary equity includes the third-party noncontrolling interests in Airnorth. The third-party noncontrolling interest holders hold a written put option, which will allow them to sell their noncontrolling interest to Bristow Helicopters Australia at any time after the end of the third year after acquisition. In addition to the written put option, Bristow Helicopters Australia holds a perpetual call option to acquire the noncontrolling interest after six months. Under each of these alternatives, the exercise price will be based on a contractually defined multiple of cash flows formula (the “Redemption Value”), which is not a fair value measurement, and is payable in cash. As the written put option is redeemable at the option of the noncontrolling interest holders, and not solely within Bristow Helicopters Australia’s control, the noncontrolling interest in Airnorth is classified as temporary equity between the stockholders’ investment and liabilities sections of the consolidated balance sheets. The initial carrying amount of the noncontrolling interest is the fair value of the noncontrolling interest as of the acquisition date.
The noncontrolling interest is adjusted each period for comprehensive income and dividends attributable to the noncontrolling interest and changes in Bristow Helicopters Australia’s ownership interest in Airnorth, if any. An additional adjustment to the carrying value of the noncontrolling interest may be required if the Redemption Value exceeds the current carrying value. Changes in the carrying value of the noncontrolling interest related to a change in the Redemption Value will be recorded against permanent equity and will not affect net income. While there is no impact on net income, the redeemable noncontrolling interest will impact our calculation of earnings per share. Utilizing the two-class method, we will adjust the numerator of the earnings per share calculation to reflect the changes in the excess, if any, of the noncontrolling interest’s Redemption Value over the greater of (1) the noncontrolling interest carrying amount or (2) the fair value of the noncontrolling interest on a quarterly basis.
The following is a rollforward of the temporary equity related to Airnorth for the fiscal year ended March 31, 2015 (in thousands):

Acquisition of Airnorth on January 29, 2015	$3,427
Noncontrolling interest expense	(39)
Currency translation	(49)
Balance – end of fiscal year	$3,339

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summary pro forma condensed consolidated financial information presented below for the fiscal years ended March 31, 2015 and 2014 give effect to the acquisition of Airnorth as if it had occurred at the beginning of the periods presented. The pro forma adjustments are based upon available information and certain assumptions that we believe are reasonable. The pro forma net income has been adjusted to reflect depreciation and amortization expense as if those adjustments had been applied on April 1, 2013. The summary pro forma condensed consolidated financial information is for informational purposes only and does not purport to represent what our consolidated results of operations actually would have been if the acquisition of Airnorth had occurred at any date, and such data does not purport to project our results of operations for any future period.

	Fiscal Year Ended March 31,
	2015	2014
	(In thousands) (Unaudited)
Gross revenue	$1,927,680	$1,734,911
Net income	87,902	187,785
Eastern Airways Acquisition
On February 6, 2014, Bristow Helicopters Limited (“Bristow Helicopters”) acquired a 60% interest in the privately owned Eastern Airways for cash of £27 million ($44 million) with possible earn out consideration of up to £6 million ($10 million) to be paid over a three year period based on the achievement of specified financial performance thresholds. The first year earn-out payment was not achieved. In addition, Bristow Helicopters entered into agreements with the other stockholders of Eastern Airways that grant Bristow Helicopters the right to buy all of their Eastern Airways shares (and grant them the right after seven years to require Bristow Helicopters to buy all of their shares) and include transfer restrictions and other customary provisions. Eastern Airways is a regional fixed wing operator based at Humberside Airport located in North Lincolnshire, England with both charter and scheduled services targeting U.K. oil and gas industry transportation. We believe this investment strengthens Bristow Helicopters’ ability to provide a complete suite of point to point transportation services for existing European based passengers, expands helicopter services in certain areas like the Shetland Islands and creates a more integrated logistics solution for global clients.
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
Eastern Airways contributed $144.8 million and $21.2 million of operating revenue during fiscal years 2015 and 2014, respectively, and is included in our Europe business unit. The earn-out consideration will be included as general and administrative expense in our consolidated statements of income as earned.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The noncontrolling interest is adjusted each period for comprehensive income and dividends attributable to the noncontrolling interest and changes in Bristow Helicopters’ ownership interest in Eastern Airways, if any. An additional adjustment to the carrying value of the noncontrolling interest may be required if the Redemption Value exceeds the current carrying value. Changes in the carrying value of the noncontrolling interest related to a change in the Redemption Value will be recorded against permanent equity and will not affect net income. While there is no impact on net income, the redeemable noncontrolling interest will impact our calculation of earnings per share. Utilizing the two-class method, we will adjust the numerator of the earnings per share calculation to reflect the changes in the excess, if any, of the noncontrolling interest’s Redemption Value over the greater of (1) the noncontrolling interest carrying amount or (2) the fair value of the noncontrolling interest on a quarterly basis.
Changes in the balance for the temporary equity related to Eastern Airways are as follows (in thousands):

Acquisition of Eastern Airways on February 6, 2014	$21,139
Noncontrolling interest expense	671
Currency translation	473
Balance as of March 31, 2014	$22,283
Noncontrolling interest expense	3,389
Currency translation	(2,787)
Balance as of March 31, 2015	$22,885
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
As of March 31, 2015, we had interests in four VIEs of which we are the primary beneficiary, which are described below, and had no interests in VIEs of which we are not the primary beneficiary.
Bristow Aviation Holdings Limited — We own 49% of Bristow Aviation Holdings Limited’s (“Bristow Aviation”) common stock and a significant amount of its subordinated debt. Bristow Aviation is incorporated in England and holds all of the outstanding shares in Bristow Helicopters. Bristow Aviation’s subsidiaries provide helicopter services to clients primarily in the U.K, Norway, Australia, Nigeria and Trinidad and fixed wing services primarily in the U.K and Australia. Bristow Aviation is organized with three different classes of ordinary shares having disproportionate voting rights. The Company, Caledonia Investments plc (“Caledonia”) and a European Union investor (the “E.U. Investor”) own 49%, 46% and 5%, respectively, of Bristow Aviation’s total outstanding ordinary shares, although Caledonia has voting control over the E.U. Investor’s shares.
In addition to our ownership of 49% of Bristow Aviation’s outstanding ordinary shares, in May 2004, we acquired eight million shares of deferred stock, essentially a subordinated class of stock with no voting rights, from Bristow Aviation for £1 per share ($14.4 million in total). We also have £91.0 million ($135.1 million) principal amount of subordinated unsecured loan stock (debt) of Bristow Aviation bearing interest at an annual rate of 13.5% and payable semi-annually. Payment of interest on such debt has been deferred since its incurrence in 1996. Deferred interest accrues at an annual rate of 13.5% and aggregated $1.5 billion as of March 31, 2015.
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
Furthermore, the call option provides a mechanism whereby the economic risk for the other investors is limited should the financial condition of Bristow Aviation deteriorate. The call option price is the nominal value of the ordinary shares held by the noncontrolling shareholders (£1.0 million as of March 31, 2015) plus an annual guaranteed rate of return less any prepayments of such call option price and any dividends paid on the shares concerned. We can elect to pre-pay the guaranteed return element of the call option price wholly or in part without exercising the call option. No dividends have been paid by Bristow Aviation. We have accrued the annual return due to the other shareholders at a rate of sterling LIBOR plus 3% (prior to May 2004, the rate was fixed at 12%) by recognizing noncontrolling interest expense on our consolidated statements of income, with a corresponding increase in noncontrolling interest on our consolidated balance sheets. Prepayments of the guaranteed return element of the call option are reflected as a reduction in noncontrolling interest on our consolidated balance sheets. The other investors have an option to put their shares in Bristow Aviation to us. The put option price is calculated in the same way as the call option price except that the guaranteed rate for the period to April 2004 was 10% per annum. If the put option is exercised, any pre-payments of the call option price are set off against the put option price.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the balance for the noncontrolling interest associated with Bristow Aviation are as follows (in thousands):

	Fiscal Year Ended March 31,
	2015	2014	2013
Balance – beginning of fiscal year	$1,645	$1,492	$1,577
Payments to noncontrolling interest shareholders	(59)	(57)	(63)
Noncontrolling interest expense	58	57	60
Currency translation	(187)	153	(82)
Balance – end of fiscal year	$1,457	$1,645	$1,492
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

	March 31,
	2015	2014
Assets
Cash and cash equivalents	$91,190	$173,490
Accounts receivable	521,989	311,641
Inventories	100,065	94,288
Prepaid expenses and other current assets	42,659	45,791
Total current assets	755,903	625,210
Investment in unconsolidated affiliates	64	1,414
Property and equipment, net	243,357	217,969
Goodwill	61,242	41,218
Other assets	78,637	45,477
Total assets	$1,139,203	$931,288
Liabilities
Accounts payable	$379,357	$182,892
Accrued liabilities	154,306	113,820
Accrued interest	1,489,369	1,291,581
Deferred taxes	1,128	3,588
Current maturities of long-term debt	9,643	9,664
Total current liabilities	2,033,803	1,601,545
Long-term debt, less current maturities	168,245	172,391
Accrued pension liabilities	99,576	86,824
Other liabilities and deferred credits	11,948	2,252
Deferred taxes	14,457	13,062
Temporary equity	26,223	22,283
Total liabilities	$2,354,252	$1,898,357

	Fiscal Year Ended March 31,
	2015	2014	2013
Revenue	$1,512,312	$1,324,483	$1,161,988
Operating income	40,524	49,061	58,587
Net loss (1)	(179,757)	(38,274)	(115,281)
_____________

(1)	Fiscal year 2014 includes a gain of $67.9 million, after tax, on the sale of the FB Entities as discussed under “Other Significant Affiliates — Unconsolidated — FB Entities” below.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bristow Helicopters Nigeria Ltd. — Bristow Helicopters Nigeria Ltd. (“BHNL”) is a joint venture in Nigeria in which Bristow Helicopters owned a 40% interest, unrelated local Nigerian partners together owned a 10% interest, a Nigerian company owned 100% by Nigerian employees owned a 48% interest and an employee trust fund owned the remaining 2% interest as of March 31, 2015. BHNL provides helicopter services to clients in Nigeria.
In order to be able to bid competitively for our services in the Nigerian market, we were required to identify local citizens to participate in the ownership of entities domiciled in the region. However, these owners do not have extensive knowledge of the aviation industry and have historically deferred to our expertise in the overall management and day-to-day operation of BHNL (including the establishment of operating and capital budgets and strategic decisions regarding the potential expansion of BHNL’s operations). We have also historically provided subordinated financial support to BHNL and will need to continue to do so unless and until BHNL acquires sufficient equity to permit itself to finance its activities without that additional support from us. As we have the power to direct the most significant activities affecting the economic performance and ongoing success of BHNL and hold a variable interest in the entity in the form of our equity investment and working capital infusions, we consolidate BHNL as the primary beneficiary. The employee-owned Nigerian entity referenced above purchased its 19% interest in BHNL in December 2013 with proceeds from a loan received from BGI Aviation Technical Services Nigeria Limited (“BATS”). In July 2014, the employee-owned Nigerian entity purchased an additional 29% interest with proceeds from a loan received from Bristow Helicopters (International) Limited (“BHIL”). In April 2015, Bristow Helicopters purchased an additional 8% interest in BHNL and the employee-owned Nigerian entity purchased an additional 2% interest with proceeds from a loan received from BHIL. Both BATS and BHIL are wholly-owned subsidiaries of Bristow Aviation. The employee-owned Nigerian entity is also a VIE that we consolidate as the primary beneficiary and we eliminate the loans discussed above in consolidation.
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
Airnorth — See discussion in Note 2.
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
Cougar — In early October 2012, we purchased 40 newly issued Class B shares (the “Class B Shares”) in the capital of Cougar Helicopters Inc. (“Cougar”), the largest offshore energy and SAR helicopter service provider in Canada, and certain aircraft, facilities and inventory used by Cougar in its operations, for $250 million. $23.8 million had been previously paid for an aircraft and certain other advances, resulting in a net cash outlay of $226.2 million. Cougar’s operations are primarily focused on serving the offshore oil and gas industry off Canada’s Atlantic coast and in the Arctic. The operating assets purchased include eight Sikorsky S-92 large helicopters, inventory and helicopter passenger, maintenance and SAR facilities located in St. John’s, Newfoundland and Labrador and Halifax, Nova Scotia. The purchased aircraft and facilities are leased to Cougar on a long-term basis. The Class B Shares represent 25% of the voting power and 40% of the economic interests in Cougar. In addition to the $257.8 million initial cash consideration, which includes $7.8 million in transaction costs, the terms of the purchase agreement include a potential earn-out of $40 million payable over three years based on Cougar achieving certain agreed performance targets. The first year and second year earn-out payments of $6.0 million and $8.0 million were paid in March 2014 and April 2015, respectively, as Cougar achieved agreed performance targets. The fair value of the earn-out is $32.5 million and $31.3 million as of March 31, 2015 and 2014, respectively, and is included in other accrued liabilities and other liabilities and deferred credits on our consolidated balance sheets. The investment in Cougar is accounted for under the equity method. As of March 31, 2015 and 2014, the investment in Cougar was $61.0 million and $61.6 million, respectively, and is included on our consolidated balance sheets in investment in unconsolidated affiliates. Due to timing differences in our financial reporting requirements, we record our share of Cougar’s financial results in earnings from unconsolidated affiliates on a three-month delay.
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
HCA — As of March 31, 2014, we owned a 50% interest in HCA, a U.K. company that provides inspection and certification services for offshore helidecks. On November 21, 2014, we sold our 50% interest in HCA for £2.7 million, or approximately $4.2 million. We recorded a pre-tax gain on sale of unconsolidated affiliate of $3.9 million during fiscal year 2015 on our consolidated statements of income. HCA was accounted for under the equity method prior to November 21, 2014.
Líder — We own a 41.9% economic interest in Líder Táxi Aéreo S.A. (“Líder”), the largest provider of helicopter and executive aviation services in Brazil. Líder’s fleet has 59 helicopters and 26 fixed wing aircraft (including owned and managed aircraft). Líder also leases eight aircraft from us to provide helicopter services to its clients. Effective May 28, 2014, our ownership interest in Líder in Brazil was reduced from 42.5% to 41.9% as a result of Líder’s issuance of additional shares to improve tax and cost-saving efficiencies. This transaction resulted in no material impact to our consolidated financial statements. Líder is accounted for under the equity method.
Líder, along with its direct and indirect subsidiaries, were parties to tax litigation involving a tax assessment for taxes calculated in 2005, 2006 and 2007, related to profits of its foreign subsidiaries.  Additionally, Líder received tax assessments for the period from 2008 through 2010 and expected to receive tax assessments for 2011 and 2012 related to the same tax issue. On October 9, 2013, a new law went into effect in Brazil, establishing amnesty conditions targeting companies similar to Líder that have tax liabilities under the tax laws in question. Under the amnesty, companies could settle any tax liabilities related to the profits of foreign subsidiaries incurred through December 31, 2012 by making payment in full for amounts levied or entering into an installment payment plan by November 29, 2013.  Acceptance of this amnesty offer would result in the complete forgiveness of any late payment penalties, other fines, interest and legal charges in the case of full payment and a partial reduction in late payment penalties, other fines, interest and legal charges relating to outstanding taxes levied that may be paid in an installment plan.  As a condition to accepting the amnesty offer, companies would withdraw from all administrative and judicial cases filed challenging the levying of the above-mentioned taxes.

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
During the year ended March 31, 2015, we determined that since the acquisition of Líder in fiscal year 2009 we have failed to record the other comprehensive income (loss) related to our Líder investment, consisting of the effects of foreign currency translation, in each reporting period. To correct this error, we reduced our investment in unconsolidated affiliates by $36.4 million, increased our deferred tax asset within other assets by $12.7 million and increased our accumulated other comprehensive loss by $23.6 million as of and for the year ended March 31, 2015. The error, which had no impact on our consolidated statements of income or cash flows, is not material to our consolidated financial statements for the year ended March 31, 2015 or our previously reported consolidated financial statements for any period.
PAS — We have a 25% interest in Petroleum Air Services (“PAS”), an Egyptian corporation that provides helicopter and fixed wing transportation to the offshore energy industry in Egypt. Additionally, spare fixed wing capacity is chartered to tourism operators. PAS owns 45 aircraft. PAS is accounted for under the cost method as we are unable to exert significant influence over its operations.
Other — Historically, in addition to the expansion of our business through purchases of new and used aircraft, we have also established new joint ventures with local partners or purchased significant ownership interests in companies with ongoing helicopter operations, particularly in countries where we have no operations or our operations are limited in scope, and we continue to evaluate similar opportunities which could enhance our operations. Where we believe that it is probable that an equity method investment will result, the costs associated with such investment evaluations are deferred and included in investment in unconsolidated affiliates on the consolidated balance sheets. For each investment evaluated, an impairment of deferred costs is recognized in the period in which we determine that it is no longer probable an equity method investment will result. As of March 31, 2015 and 2014, we had no amounts in investment in unconsolidated affiliates in the process of being evaluated.
Our percentage ownership and investment balances for the unconsolidated affiliates are as follows:

	March 31,
	2015	2014	2015	2014
			(In thousands)
Cost Method:
PAS	25%	25%	$6,286	$6,286
Equity Method:
Cougar (1)	40%	40%	61,015	61,570
Líder (1)	41.9%	42.5%	149,010	193,345
Other			65	1,414
Total			$216,376	$262,615
 _____________

(1)	We had a 25% voting interest in Cougar and under 20% voting interest in Líder as of March 31, 2015 and 2014.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings from unconsolidated affiliates were as follows (in thousands):

	Fiscal Year Ended March 31,
	2015	2014	2013
Dividends from entities accounted for under the cost method:
PAS	$2,068	$4,043	$28
Earnings, net of losses, from entities accounted for under the equity method:
Cougar	(710)	1,053	(736)
FB Entities (1)	—	3,217	10,517
Líder	(4,236)	2,898	14,762
Other (2)	1,107	1,498	499
	(3,839)	8,666	25,042
Total	$(1,771)	$12,709	$25,070
 _____________

(1)	We sold our 50% interest in the FB entities in July 2013.

(2)	We sold our 50% interest in HCA in November 2014.
We received $5.6 million, $10.3 million and $16.2 million of dividends from our investments accounted for under the equity method during fiscal years 2015, 2014 and 2013, respectively.
A summary of combined financial information of our unconsolidated affiliates accounted for under the equity method is set forth below (in thousands):

	March 31,
	2015	2014
	(Unaudited)
Current assets	$200,979	$216,345
Non-current assets	384,438	440,470
Total assets	$585,417	$656,815
Current liabilities	$189,251	$171,604
Non-current liabilities	255,318	274,907
Equity	140,848	210,304
Total liabilities and equity	$585,417	$656,815

	Fiscal Year Ended March 31,
	2015	2014	2013
	(Unaudited)
Revenue	$499,692	$632,832	$578,175
Gross profit	$99,127	$132,760	$126,007
Net income (loss)	$559	$21,728	$57,712
Note 4 — PROPERTY AND EQUIPMENT AND ASSETS HELD FOR SALE
Property and Equipment
During fiscal years 2015, 2014 and 2013, we made capital expenditures as follows:

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended March 31,
	2015	2014	2013
Number of aircraft delivered:
Medium	7	10	2
Large	14	11	17
Total aircraft	21	21	19

Capital expenditures (in thousands):
Aircraft and related equipment (1)	$476,368	$563,724	$504,329
Other	125,466	64,889	67,096
Total capital expenditures (2)	$601,834	$628,613	$571,425
_____________

(1)
During fiscal years 2015, 2014 and 2013, we spent $440.9 million, $529.4 million and $312.7 million, respectively, on construction in progress which primarily represents progress payments on aircraft to be delivered in future periods.

(2)	During fiscal year 2013, we paid $190.9 million for aircraft and facilities used by Cougar.
Additionally, the following tables present details on the aircraft sold or disposed of and impairments on assets held for sale during fiscal years 2015, 2014 and 2013:

	Fiscal Year Ended March 31,
	2015	2014	2013
	(In thousands, except for number of aircraft)

Number of aircraft sold or disposed of (1)	44	46	27
Proceeds from sale or disposal of assets (1)	$414,859	$289,951	$314,847
Gain from sale or disposal of assets	$208	$6,092	$3,708

Number of aircraft impaired	27	11	10
Impairment charges on aircraft held for sale and construction in progress (2)	$36,057	$6,814	$4,362
_____________

(1)
During fiscal years 2015, 2014 and 2013, respectively, 14, 14 and 11 of these aircraft sold were leased back and we received $380.7 million, $246.4 million and $255.8 million in proceeds for the aircraft.

(2)
Fiscal year 2013 includes a gain related to four large aircraft reclassified from held for sale to aircraft and equipment as they were returned to operational status as a result of the issues associated with the Airbus Helicopters H225 Super Puma helicopters and reversed previously recorded impairment charges of $8.7 million.

The following items impacted property and equipment during fiscal year 2015:

•
We recorded impairment charges totaling $36.1 million related to 27 aircraft included in assets held for sale. Included in the impairment charges were $24.5 million recorded during the three months ended December 31, 2014 related to ten large aircraft as a result of negotiations associated with the disposal of all 17 of this aircraft type in our fleet. During the three months ended March 31, 2015, we completed the disposal of 13 of these aircraft and recorded an additional loss of $6.4 million. Additionally, as we expect to complete the disposal of the remaining four aircraft of this type still operating in Australia in fiscal year 2016, we adjusted the salvage value and recorded additional depreciation expense of $6.2 million during the three months ended March 31, 2015. We also expect to record additional depreciation expense of $6.2 million during the three months ended June 30, 2015 related to these remaining aircraft. Also included in the impairment charges were $4.3 million related to three medium prototype aircraft included in assets held for sale. We entered into an agreement in April 2015 to sell these three aircraft and purchase fully developed/non-prototype aircraft.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•
We recorded accelerated depreciation of $4.4 million for ten medium and one fixed wing aircraft operating in our Other International and West Africa business units. Management made the decision to exit these model types earlier than originally anticipated. We expect to record an additional $3.8 million in fiscal year 2016 relating to this change in fleet strategy.

•
We increased the liabilities associated with deferred sale leaseback advance for additional payments made by the purchaser during fiscal year 2015 of $69.7 million, with a corresponding increase to construction in progress. Additionally, we took delivery and entered into leases for five aircraft related to the deferred sale leaseback and removed a total of $183.7 million and $182.6 million, respectively, from construction in progress and deferred sale leaseback advance, current from our consolidated balance sheet. See Note 1 for further details on the deferred sale leaseback.

•
We determined that since fiscal year 2010 we had been improperly capitalizing profit on intercompany technical services billings related to aircraft modifications. To correct this error, we reduced property and equipment, net of accumulated depreciation, by $4.4 million and increased deferred gains on aircraft sold and leased back included within other long-term liabilities by $0.9 million. The offsetting impact on our consolidated statements of income was a reduction in revenue of $3.5 million, an increase in direct cost of $2.0 million and a reduction in depreciation and amortization of $0.2 million. The error is not material to our consolidated financial statements for fiscal year 2015 or our previously reported consolidated financial statements for any period.

•
We received proceeds of $16.0 million from insurance recoveries for inventory destroyed in the fire in Port Harcourt, Nigeria discussed below. Additionally, we recorded a gain of $4.9 million in gain (loss) on disposal of assets on our consolidated statement of income and included in the table above.

•	We transferred 15 aircraft to held for sale and reduced property and equipment by $91.5 million.
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

•	We transferred 36 aircraft to held for sale and reduced property and equipment by $51.6 million.
The following items impacted property and equipment during fiscal year 2013:

•
We received proceeds from insurance recoveries of $4.7 million and recorded a gain of $2.8 million in gain (loss) on disposal of assets on our consolidated statement of income and included in the table above.

•	We transferred 16 aircraft to held for sale, reducing property and equipment by $13.9 million.
Assets Held for Sale
As of March 31, 2015 and 2014, we had 12 and 16 aircraft, totaling $57.8 million and $29.3 million, classified as held for sale, respectively. We recorded impairment charges of $36.1 million, $6.8 million and $4.4 million to reduce the carrying value of 27, 11 and 10 aircraft held for sale during fiscal years 2015, 2014 and 2013, respectively. These impairment charges were included as a reduction in gain (loss) on disposal of assets in the consolidated statements of income.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — DEBT
Debt as of March 31, 2015 and 2014 consisted of the following (in thousands):

	March 31,
	2015	2014
6 ¼% Senior Notes due 2022	$401,535	$450,000
Term Loan	222,179	226,604
3% Convertible Senior Notes due 2038, including $0.9 million and $5.1 million of unamortized discount, respectively	114,109	109,904
Revolving Credit Facility	83,800	24,000
Airnorth debt	23,119	—
Eastern Airways debt	19,680	29,911
Other debt	—	883
Total debt	864,422	841,302
Less short-term borrowings and current maturities of long-term debt	(18,730)	(14,207)
Total long-term debt	$845,692	$827,095
6 ¼% Senior Notes due 2022 — On October 12, 2012, we completed an offering of $450 million of 6 ¼% Senior Notes due 2022 (the “6 ¼% Senior Notes”). The 6 ¼% Senior Notes are unsecured senior obligations and rank effectively junior in right of payment to all our existing and future secured indebtedness, rank equal in right of payment with our existing and future senior unsecured indebtedness and rank senior in right of payment to any of our existing and future subordinated indebtedness. The 6 ¼% Senior Notes are jointly and severally guaranteed on a senior unsecured basis by certain of our U.S. subsidiaries (the “Guarantor Subsidiaries”). The indenture for our 6 ¼% Senior Notes includes restrictive covenants which limit, among other things, our ability to incur additional debt, issue disqualified stock, pay dividends, repurchase stock, invest in other entities, sell assets, incur additional liens or security, merge or consolidate the Company and enter into transactions with affiliates. Interest on the 6 ¼% Senior Notes is payable on April 15 and October 15 of each year, beginning April 15, 2013, and the 6 ¼% Senior Notes mature on October 15, 2022. We may redeem any of the 6 ¼% Senior Notes at any time on or after October 15, 2017, in whole or part, in cash, at certain redemption prices plus accrued and unpaid interest, if any, to the date of redemption. At any time prior to October 15, 2015, we may redeem up to 35% of the aggregate principal amount of the 6 ¼% Senior Notes issued under the indenture with the net proceeds of certain equity offerings at a redemption price equal to 106.25% of the principal amount of the 6 ¼% Senior Notes plus accrued and unpaid interest, if any, to the date of redemption. We may make that redemption only if, after the redemption, at least 65% of the aggregate principal amount of the 6 ¼% Senior Notes issued under the indenture remains outstanding. In addition, at any time prior to October 15, 2017, we may redeem all, but not less than all, of the 6 ¼% Senior Notes at a redemption price equal to the principal amount plus an applicable premium and accrued and unpaid interest, if any, to the redemption date. We incurred financing fees of $7.4 million, that are included as deferred financing fees in other assets in the consolidated balance sheets which we will amortize as interest expense in the consolidated statements of income over the life of the 6 ¼% Senior Notes.
In fiscal year 2015, we repurchased $48.5 million principal amount of the 6 ¼% Senior Notes in the open market at 103.75% to 107.75%, plus accrued interest, for a total of $52.0 million. In connection with these repurchases, we incurred 2.6 million in premium and fees which are included in extinguishment of debt on our consolidated statements of income, and wrote-off $0.7 million of unamortized deferred financing fees, which is included in interest expense, net on our consolidated statements of income.

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
As amended by the First Amendment, borrowings under the Revolving Credit Facility bear interest at an interest rate equal to, at our option, either the Base Rate or LIBOR (or EURIBO, in the case of Euro-denominated borrowings) plus the applicable margin. “Base Rate” means the higher of (1) the prime rate and (2) the Federal Funds rate plus 0.50% per annum. The applicable margin for borrowings ranges from 0.00% to 2.25%, depending on whether the Base Rate or LIBOR is used, and is determined based on our leverage ratio pricing grid. In addition, we are required to pay fees on the daily unused amount of the Revolving Credit Facility in an amount per annum equal to an applicable percentage, which ranges from 0.25% to 0.50% and is determined based on our leverage ratio pricing grid. Fees owed on the letters of credit issued under the Revolving Credit Facility are equal to the applicable margin for LIBOR borrowings. The interest rate was 1.93% and 1.91% as of March 31, 2015 and 2014, respectively.
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
On April 17, 2015, we entered into the fifth amendment to the Amended and Restated Credit Agreement (the “Fifth Amendment”). The Fifth Amendment, among other things (a) increased the commitments under the Revolving Credit Facility from $350 million to $400 million (b) increased the Term Loan borrowings from approximately $222.6 million to $350.0 million and (c) permits the Company to incur additional credit facility debt to refinance its existing 3% Convertible Senior Notes.
During fiscal year 2015, we had borrowings of $453.0 million and made payments of $393.2 million under the Revolving Credit Facility. Additionally, we paid $4.5 million to reduce our borrowings under the Term Loan. As of March 31, 2015, we had $0.5 million in letters of credit outstanding.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3% Convertible Senior Notes due 2038 — In June 2008, we completed the sale of $115 million of 3% Convertible Senior Notes due 2038 (the “3% Convertible Senior Notes”). These notes are unsecured senior obligations and rank effectively junior in right of payment to our existing and future secured indebtedness, rank equal in right of payment to all of our existing and future unsecured senior debt and rank senior in right of payment to any of our existing and future subordinated indebtedness. The 3% Convertible Senior Notes are guaranteed by the Guarantor Subsidiaries. Interest is paid on the 3% Convertible Senior Notes on June 15 and December 15 of each year. The notes are convertible, under certain circumstances, using a net share settlement process, into a combination of cash and our common stock (“Common Stock”). As of March 31, 2015, the base conversion price of the notes was approximately $73.07, based on the base conversion rate of 13.6849 shares of Common Stock per $1,000 principal amount of convertible notes (subject to adjustment in certain circumstances, including the payment of dividends). In general, upon conversion of a note, the holder will receive cash equal to the principal amount of the note and Common Stock to the extent of the note’s conversion value in excess of such principal amount. In addition, if at the time of conversion the applicable price of our Common Stock exceeds the base conversion price, holders will receive up to an additional 8.8952 shares of our Common Stock per $1,000 principal amount of notes, as determined pursuant to a specified formula.
The notes will mature on June 15, 2038 and may not be redeemed by us prior to June 15, 2015, after which they may be redeemed at 100% of principal amount plus accrued and unpaid interest. Holders of the 3% Convertible Senior Notes may require us to repurchase any or all of their notes for cash on June 15, 2015, 2020, 2025, 2030 and 2035, or in the event of a fundamental change, as defined in the indenture for the 3% Convertible Senior Notes (including the delisting of our Common Stock and certain change of control transactions), at a price equal to 100% of the principal amount plus accrued and unpaid interest. If a holder elects to convert its notes in connection with certain fundamental changes occurring prior to June 15, 2015, we will increase the applicable conversion rate by a specified number of additional shares of Common Stock. As of March 31, 2015, the if-converted value of the 3% Convertible Senior Notes did not exceed the principal balance. On May 15, 2015, we issued a notice to the holders of our 3% Convertible Senior Notes pursuant to which such holders have the option to require us to repurchase all or any part of the 3% Convertible Senior Notes on June 15, 2015.
Accounting standards require that convertible debt which may be settled in cash upon conversion (including partial cash settlement) be accounted for with a liability component based on the fair value of similar nonconvertible debt and an equity component based on the excess of the initial proceeds from the convertible debt over the liability component. Such excess represents proceeds related to the conversion option and are recorded as additional paid-in capital. The liability is recorded at a discount, which is then amortized as additional non-cash interest expense over the convertible debt’s remaining life to the first put date. The balances of the debt and equity components of the 3% Convertible Senior Notes as of each period presented are as follows (in thousands):

	March 31, 2015	March 31, 2014
Equity component – net carrying value	$14,905	$14,905
Debt component:
Face amount due at maturity	$115,000	$115,000
Unamortized discount	(891)	(5,096)
Debt component – net carrying value	$114,109	$109,904
The remaining debt discount is being amortized into interest expense over the period to the earliest put date of June 2015 for the 3% Convertible Senior Notes using the effective interest rate. The effective interest rate for each of fiscal years 2015, 2014 and 2013 was 6.9%. Interest expense related to our 3% Convertible Senior Notes for fiscal years 2015, 2014 and 2013 was as follows (in thousands):

	Fiscal Year Ended March 31,
	2015	2014	2013
Contractual coupon interest	$3,450	$3,450	$3,450
Amortization of debt discount	4,205	3,708	3,597
Total interest expense	$7,655	$7,158	$7,047

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Airnorth — Airnorth’s outstanding debt includes interest bearing term loans and borrowings of $22.5 million and a commercial bill of $0.6 million as of March 31, 2015. The term loans and borrowings primarily relate to the purchase of aircraft, have a term of 2 to 10 years and bear interest at LIBOR plus a margin of 2.85% to 3.1%. The interest rate on the term loans and borrowings was between 3.08% to 5.6% as of March 31, 2015. The term loans and borrowings have either monthly or quarterly principal payments and have customary covenants, including certain financial covenants. The commercial bill is used for working capital and has a term of 12 years. As of March 31, 2015, the interest rate for the commercial bill was 2.31%.
Eastern Airways — Eastern Airways’ outstanding debt includes interest bearing term loans and borrowings of $19.7 million as of March 31, 2015. The term loans and borrowings primarily relate to purchase of aircraft and inventory, have a term of 2 to 10 years and bear interest at LIBOR plus a margin of 2.75% to 3.5%. The interest rate on the term loans was between 3.225% and 3.975% as of March 31, 2015. These term loans and borrowings have either monthly or quarterly principal payments and have customary covenants, including certain financial covenants.
Other Debt — During fiscal year 2014, Aviashelf borrowed $1.1 million from a commercial bank on a line of credit. During fiscal year 2015, Aviashelf borrowed $1.2 million against the line of credit and made payments of $2.0 million. As of March 31, 2015, the interest rate for the line of credit was 11.5%.
Other Matters — Aggregate annual maturities (which excludes unamortized discount of $1.3 million) for all debt for the next five fiscal years and thereafter are as follows (in thousands):

Fiscal year ending March 31
2016	$18,730
2017	30,945
2018	26,480
2019	35,994
2020	228,755
Thereafter	524,853
$865,757
Interest paid in fiscal years 2015, 2014 and 2013 was $38.0 million, $38.4 million and $25.9 million, respectively. Capitalized interest was $14.6 million, $14.1 million and $6.6 million in fiscal years 2015, 2014 and 2013, respectively.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
See Note 2 for details on the fair values related to the Airnorth and Eastern Airways acquisition.
The following table summarizes the assets as of March 31, 2015, valued at fair value on a non-recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2015	Total Loss for Fiscal Year 2015
Inventories	$—	$3,139	$—	$3,139	$(7,167)
Assets held for sale	—	54,310	—	54,310	(36,057)
Total assets	$—	$57,449	$—	$57,449	$(43,224)
The following table summarizes the assets as of March 31, 2014, valued at fair value on a non-recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2014	Total Loss for Fiscal Year 2014
Inventories	$—	$50,505	$—	$50,505	$(12,669)
Assets held for sale	—	16,050	—	16,050	(6,814)
Total assets	$—	$66,555	$—	$66,555	$(19,483)
The fair value of inventories using Level 2 inputs is determined by evaluating the current economic conditions for sale and disposal of spare parts, which includes estimates as to the recoverability of the carrying value of the parts based on historical experience with sales and disposal of similar spare parts, the expected timeframe of sales or disposals, the location of the spare parts to be sold and the condition of the spare parts to be sold or otherwise disposed of. See Note 1 for further discussion of the impairment of inventories. The fair value of assets held for sale using Level 2 inputs is determined through evaluation of expected sales proceeds for aircraft. This analysis includes estimates based on historical experience with sales, recent transactions involving similar assets, quoted market prices for similar assets and condition and location of aircraft to be sold or otherwise disposed of. The $36.1 million loss on assets held for sale for fiscal year 2015 related to 27 aircraft and the $6.8 million loss on assets held for sale for fiscal year 2014 related to 11 aircraft.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recurring Fair Value Measurements
The following table summarizes the financial instruments we had as of March 31, 2015, valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2015	Balance Sheet Classification
Rabbi Trust investments	$2,379	$—	$—	$2,379	Other assets
Total assets	$2,379	$—	$—	$2,379
Contingent consideration (1):
Current	$—	$—	$33,938	$33,938	Other accrued liabilities
Long-term	$—	$—	$4,967	$4,967	Other liabilities and deferred credits
Total liabilities	$—	$—	$38,905	$38,905
 _____________

(1)	Relates to our investments in Cougar totaling $32.5 million and Airnorth totaling $6.4 million (see Note 3).
The following table summarizes the financial instruments we had as of March 31, 2014, valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2014	Balance Sheet Classification
Rabbi Trust investments	$6,599	$—	$—	$6,599	Other assets
Total assets	$6,599	$—	$—	$6,599
Contingent consideration (1):
Current	$—	$—	$7,652	$7,652	Other accrued liabilities
Long-term	$—	$—	$23,670	$23,670	Other liabilities and deferred credits
Total liabilities	$—	$—	$31,322	$31,322
_____________

(1)	Relates to an investment in Cougar (see Note 3).
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a rollforward of the contingent consideration liability Level 3 fair value measurements during fiscal year 2015 (in thousands):

Significant Unobservable Inputs (Level 3)
Contingent consideration:
Balance as of March 31, 2014	$31,322
Change in fair value of contingent consideration	1,177
Airnorth acquisition	6,406
Balance as of March 31, 2015	$38,905
We assess the estimated fair value of the contractual obligation to pay the contingent consideration on a quarterly basis and any changes in estimated fair value are recorded as accretion expense included in depreciation and amortization on our consolidated statements of income. Fluctuations in the fair value of contingent consideration are impacted by two unobservable inputs, management’s estimate of the probability of Cougar or Airnorth achieving certain agreed performance targets and the estimated discount rate. As of March 31, 2015 and 2014, the discount rate approximated 4% for the contingent consideration related to Cougar. As of March 31, 2015, the discount rate approximated 2% for the contingent consideration related to Airnorth.
The fair value of our debt has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on quoted market prices. The carrying and fair value of our long-term debt, including the current portion, are as follows (in thousands):

	March 31,
	2015		2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
6 ¼% Senior Notes	$401,535	$381,458	$450,000	$477,000
Term Loan	222,179	222,179	226,604	226,604
3% Convertible Senior Notes	114,109	115,288	109,904	142,382
Revolving Credit Facility	83,800	83,800	24,000	24,000
Airnorth debt	23,119	23,119	—	—
Eastern Airways debt	19,680	19,680	29,911	29,911
Other debt	—	—	883	883
	$864,422	$845,524	$841,302	$900,780
Other
The fair values of our cash and cash equivalents, accounts receivable and accounts payable approximate their carrying value due to the short-term nature of these items.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — COMMITMENTS AND CONTINGENCIES
Aircraft Purchase Contracts — As shown in the table below, we expect to make additional capital expenditures over the next five fiscal years to purchase additional aircraft. As of March 31, 2015, we had 45 aircraft on order and options to acquire an additional 30 aircraft. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order will provide incremental fleet capacity in terms of revenue and operating income. As discussed in Note 1, we were awarded a contract to provide civilian SAR services for all of the U.K. The SAR configured aircraft on order in the table below are intended to service this contract and other SAR contracts.

	Fiscal Year Ending March 31,
	2016	2017	2018	2019 and beyond	Total
Commitments as of March 31, 2015: (1) (2)
Number of aircraft:
Medium	8	—	—	—	8
Large (3)	10	5	6	7	28
SAR configured	9	—	—	—	9
	27	5	6	7	45
Related expenditures (in thousands)(2) (4)
Medium and large	$293,821	$88,547	$75,936	$87,231	$545,535
SAR configured	122,796	—	—	—	122,796
	$416,617	$88,547	$75,936	$87,231	$668,331
Options as of March 31, 2015:
Number of aircraft:
Medium	3	4	7	—	14
Large (3)	—	9	7	—	16
	3	13	14	—	30

Related expenditures (in thousands)(3)	$124,382	$286,814	$183,060	$—	$594,256
_________

(1)	Signed client contracts are currently in place that will utilize 13 of these aircraft.

(2)	Excludes commitments related to sale leaseback advance. See Note 1 for further details.

(3)	Seventeen large aircraft on order expected to enter service between fiscal years 2017 and 2020 are subject to the successful development and certification of the aircraft.

(4)	Includes progress payments on aircraft scheduled to be delivered in future periods.
The following chart presents an analysis of our aircraft orders and options during fiscal years 2015, 2014 and 2013:

	Fiscal Year Ended March 31,
	2015		2014		2013
	Orders	Options	Orders	Options	Orders	Options
Beginning of fiscal year	43	55	45	70	15	40
Aircraft delivered	(18)	—	(21)	—	(8)	—
Aircraft ordered	8	—	18	—	26	—
New options	—	—	—	—	—	42
Exercised options	12	(12)	8	(8)	12	(12)
Expired options	—	(13)	—	(7)	—	—
Orders assigned subject to leaseback (1)	—	—	(7)	—	—	—
End of fiscal year	45	30	43	55	45	70
___________

(1)	During fiscal year 2014, we transferred our interest in seven aircraft previously ordered in return for $106.1 million in progress payments previously paid on these aircraft.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We periodically purchase aircraft for which we have no orders. During fiscal year 2015, we purchased three aircraft for which we did not have orders.
Operating Leases — We have non-cancelable operating leases in connection with the lease of certain equipment, land and facilities, including leases for aircraft. Rent expense incurred under all operating leases was $164.8 million, $105.8 million and $67.4 million in fiscal years 2015, 2014 and 2013, respectively. Rent expense incurred under operating leases for aircraft was $138.3 million, $83.5 million and $46.8 million in fiscal years 2015, 2014 and 2013, respectively. As of March 31, 2015, aggregate future payments under all non-cancelable operating leases that have initial or remaining terms in excess of one year, including leases for 82 aircraft, are as follows (in thousands):

	Aircraft	Other	Total
Fiscal year ending March 31,
2016	$158,066	$8,378	$166,444
2017	155,450	7,798	163,248
2018	137,407	8,864	146,271
2019	110,139	8,566	118,705
2020	72,232	7,560	79,792
Thereafter	26,999	51,615	78,614
	$660,293	$92,781	$753,074
In both fiscal years 2015 and 2014, we sold 14 aircraft for $380.7 million and $246.4 million, respectively, and entered into 14 separate agreements each year to lease these aircraft back. Additionally, in fiscal year 2014, we received payment of approximately $106.1 million for progress payments we had previously made on seven aircraft under construction and we assigned any future payments due on these construction agreements to the purchaser. We have the obligation and intent to lease the aircraft back from the purchaser upon completion. See Note 1 for further details.
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

End of Lease Term	Number of Aircraft	Monthly Lease Payments (in thousands)
Fiscal year 2016 to fiscal year 2017	11	$1,627
Fiscal year 2018 to fiscal year 2020	49	9,512
Fiscal year 2021 to fiscal year 2024	22	2,004
	82	$13,143
Employee Agreements — Approximately 45% of our employees are represented by collective bargaining agreements and/or unions with 18% of these employees being represented by collective bargaining agreements and/or unions that have expired or will expire in one year. These agreements generally include annual escalations of up to 6%. Periodically, certain groups of our employees who are not covered by a collective bargaining agreement consider entering into such an agreement.
During fiscal year 2015, we recognized $0.9 million in severance expense included in direct costs and general and administrative expense in our West Africa business unit. During fiscal years 2015 and 2014, respectively, we recognized $0.9 million and $2.9 million in severance expense included in direct costs and general and administrative expense in our North America business unit, primarily as a result of our planned closure of our Alaska operations. During fiscal years 2014 and 2013, we recognized $2.1 million and $2.2 million, respectively, in compensation expense included in direct cost related to severance costs as a result of the termination of two separate contracts in the Southern North Sea. Also, during fiscals year 2015, 2014 and 2013, we recognized approximately $5.5 million, and $2.9 million, and $2.0 million, respectively, in compensation expense (including expenses recorded for the acceleration of unvested stock options and restricted stock), included in general and administrative expense, related to the separation between us and officers. We also have employment agreements with members of senior management. For further details on the retirement of our former President and Chief Executive Officer, see Note 9.

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
Other Purchase Obligations — As of March 31, 2015, we had $308.2 million of other purchase obligations representing unfilled purchase orders for aircraft parts, commitments associated with upgrading facilities at our bases and non-cancelable power-by-the-hour maintenance commitments.
Other Matters - Although infrequent, aircraft accidents have occurred in the past, and the related losses and liability claims have been covered by insurance subject to deductible, self-insured retention and loss sensitive factors.
We operate in jurisdictions internationally where we are subject to risks that include government action to obtain additional tax revenue.  In a number of these jurisdictions, political unrest, the lack of well-developed legal systems and legislation that is not clear enough in its wording to determine the ultimate application, can make it difficult to determine whether legislation may impact our earnings until such time as a clear court or other ruling exists.  We operate in jurisdictions currently where amounts may be due to governmental bodies that we are not currently recording liabilities for as it is unclear how broad or narrow legislation may ultimately be interpreted.  We believe that payment of amounts in these instances is not probable at this time, but is reasonably possible.
A loss contingency is reasonably possible if the contingency has a more than remote but less than probable chance of occurring. Although management believes that there is no clear requirement to pay amounts at this time and that positions exist suggesting that no further amounts are currently due, it is reasonably possible that a loss could occur for which we have estimated a maximum loss at March 31, 2015 to be approximately $5 million to $8 million.
We are a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — TAXES
The components of deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2015	2014
Deferred tax assets:
Foreign tax credits	$31,134	$17,628
Net operating losses	17,487	15,627
Accrued pension liability	21,657	18,531
Maintenance and repair	—	12,674
Accrued equity compensation	12,728	11,627
Deferred revenue	2,156	2,124
Employee award programs	7,515	6,289
Employee payroll accruals	5,118	4,845
Inventories	5,259	5,784
Investment in unconsolidated affiliates	6,539	—
Other	4,790	3,188
Valuation allowance	(11,700)	(6,896)
Total deferred tax assets	$102,683	$91,421
Deferred tax liabilities:
Property and equipment	$(207,395)	$(205,104)
Inventories	(196)	(12,740)
Investment in unconsolidated affiliates	—	(8,985)
Employee programs	(1,564)	(1,895)
Other	(8,378)	(9,195)
Total deferred tax liabilities	$(217,533)	$(237,919)
Net deferred tax liabilities	$(114,850)	$(146,498)
Companies may use foreign tax credits to offset the U.S. income taxes due on income earned from foreign sources. However, the credit that may be claimed for a particular taxable year is limited by the total income tax on the U.S. income tax return as well as by the ratio of foreign source net income in each statutory category to total net income. The amount of creditable foreign taxes available for the taxable year that exceeds the limitation (i.e., “excess foreign tax credits”) may be carried back one year and forward ten years. We have $31.1 million of excess foreign tax credits as of March 31, 2015, of which $6.6 million will expire in fiscal year 2021, $3.9 million will expire in fiscal year 2022, $0.2 million will expire in fiscal year 2023, $6.9 million will expire in fiscal year 2024 and $13.5 million will expire in 2025.

We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. As of March 31, 2015, valuation allowances totaled $11.7 million for operating loss carryforwards. The increase in the valuation allowance of $4.8 million in fiscal year 2015 resulted from foreign losses.
The components of income before provision for income taxes for fiscal years 2015, 2014 and 2013 are as follows (in thousands):

	Fiscal Year Ended March 31,
	2015	2014	2013
Domestic	$(40,602)	$(14,357)	$2,472
Foreign	152,075	259,348	164,205
Total	$111,473	$244,991	$166,677

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes for fiscal years 2015, 2014 and 2013 consisted of the following (in thousands):

	Fiscal Year Ended March 31,
	2015	2014	2013
Current:
Domestic	$4	$36,872	$1,638
Foreign	34,822	33,939	26,275
	$34,826	$70,811	$27,913
Deferred:
Domestic	$(11,358)	$(6,646)	$1,619
Foreign	(702)	(6,953)	5,470
	$(12,060)	$(13,599)	$7,089
Total	$22,766	$57,212	$35,002
The reconciliation of the U.S. Federal statutory tax rate to the effective income tax rate for the provision for income taxes is shown below:

	Fiscal Year Ended March 31,
	2015	2014	2013
Statutory rate	35.0%	35.0%	35.0%
Net foreign tax on non-U.S. earnings	26.3%	11.8%	14.4%
Foreign earnings indefinitely reinvested abroad	(47.0)%	(18.9)%	(28.4)%
Change in valuation allowance	4.0%	1.8%	—%
Foreign earnings that are currently taxed in the U.S.	8.7%	4.1%	4.6%
Effect of reduction in U.K. corporate income tax rate	—%	(1.2)%	(1.7)%
Dividend inclusion as a result of internal realignment	—%	1.1%	—%
Benefit of current year foreign tax credits	(11.3)%	(5.2)%	(5.5)%
Tax reserve release	(0.1)%	(0.7)%	—%
Other, net	4.8%	(4.4)%	2.6%
Effective tax rate	20.4%	23.4%	21.0%
Fiscal years 2014 and 2013 include a benefit due to the revaluation of our deferred taxes as a result of the enactment of tax rate reductions in the U.K. of $2.9 million and $2.9 million, respectively, effective April 1 of each year.
In August 2008, certain of our existing and newly created subsidiaries completed intercompany leasing transactions involving eleven aircraft. The tax benefit of this transaction is being recognized over the remaining useful life of the assets, which is approximately 13 years. During each of the fiscal years 2015, 2014 and 2013, this transaction resulted in a $2.9 million reduction in our consolidated provision for income taxes.
Our operations are subject to the jurisdiction of multiple tax authorities, which impose various types of taxes on us, including income, value added, sales and payroll taxes. Determination of taxes owed in any jurisdiction requires the interpretation of related tax laws, regulations, judicial decisions and administrative interpretations of the local tax authority. As a result, we are subject to tax assessments in such jurisdictions including the re-determination of taxable amounts by tax authorities that may not agree with our interpretations and positions taken. The following table summarizes the years open by jurisdiction as of March 31, 2015:

Jurisdiction	Years Open
U.S.	Fiscal year 2012 to present
U.K.	Fiscal year 2012 to present
Nigeria	Fiscal year 2005 to present
Trinidad	Fiscal year 2005 to present
Australia	Fiscal year 2011 to present

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
We have analyzed filing positions in the federal, state and foreign jurisdictions where we are required to file income tax returns for all open tax years. We believe that the settlement of any tax contingencies would not have a significant impact on our consolidated financial position, results of operations and/or liquidity. In fiscal years 2015, 2014 and 2013, we had a net (benefit) provision of $0.5 million, $(1.5) million and $0.1 million, respectively, of reserves for tax contingencies primarily related to non-U.S. income tax on foreign leasing operations. Our policy is to accrue interest and penalties associated with uncertain tax positions in our provision for income taxes. In fiscal years 2015, 2014 and 2013, $0.4 million, $0.1 million and $0.1 million, respectively, in interest and penalties were accrued in connection with uncertain tax positions.
As of March 31, 2015 and 2014, we had $4.9 million and $4.4 million, respectively, of unrecognized tax benefits, all of which would have an impact on our effective tax rate, if recognized. The $4.2 million recorded in fiscal year 2014 relates to pre-acquisition tax matters for the February 2014 acquisition of a 60% interest in Eastern Airways and are the subject of an indemnity, for which a corresponding indemnity asset has been established for the same amount.
The activity associated with our unrecognized tax benefit during fiscal years 2015 and 2014 is as follows (in thousands):

	Fiscal Year Ended March 31,
	2015	2014
Unrecognized tax benefits – beginning of fiscal year	$4,380	$1,710
Eastern pre-acquisition tax liability	—	4,193
Increases for tax positions taken in prior years	591	129
Decreases for tax positions taken in prior years	—	(1,434)
Decrease related to settlements with authorities	(67)	(218)
Unrecognized tax benefits – end of fiscal year	$4,904	$4,380
Unremitted foreign earnings reinvested abroad upon which U.S. income taxes have not been provided aggregated approximately $805.3 million and $679.3 million as of March 31, 2015 and 2014, respectively. No accrual of income tax has been made for fiscal years 2015 and 2014 related to these indefinitely reinvested earnings as there was no plan in place to repatriate any of these foreign earnings to the U.S. as of the end of the fiscal year. Withholding taxes, if any, upon repatriation would not be significant. We do not currently provide for U.S. deferred taxes on unremitted earnings of our foreign subsidiaries as such earnings are deemed to be permanently reinvested. If such earnings were to be distributed, we could be subject to U.S. taxes, which may have a material impact on our results of operations. We cannot practicably estimate the amount of additional taxes that might be payable on unremitted earnings
We receive a tax benefit that is generated by certain employee stock benefit plan transactions. This benefit is recorded directly to additional paid-in-capital on our consolidated balance sheets and does not reduce our effective income tax rate. The tax benefit for fiscal years 2015, 2014 and 2013 totaled approximately $1.6 million, $5.7 million and $0.5 million, respectively.
Income taxes paid during fiscal years 2015, 2014 and 2013 were $34.8 million, $59.1 million and $24.1 million, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — EMPLOYEE BENEFIT PLANS
Defined Contribution Plans
The Bristow Group Inc. Employee Savings and Retirement Plan (the “Bristow Plan”) covers Bristow Group Inc., Bristow U.S. LLC, Bristow Panama Inc. and Bristow Alaska Inc. employees. Under the Bristow Plan, we match each participant’s contributions up to 3% of the employee’s compensation. In addition, under the Bristow Plan, we contribute an additional 3% of the employee’s compensation at the end of each calendar year.
Bristow Helicopters and Bristow International Aviation (Guernsey) Limited (“BIAGL”) have a defined contribution plan. This defined contribution plan replaced the defined benefit pension plans described below for future accrual.
Our contributions to our defined contribution plans were $15.2 million, $12.7 million and $10.9 million for fiscal years 2015, 2014 and 2013, respectively.
Defined Benefit Plans
The defined benefit pension plans of Bristow Helicopters and BIAGL replaced by the defined contribution plans described above covered all full-time employees of Bristow Aviation and BIAGL employed on or before December 31, 1997. Both plans were closed to future accrual as of February 1, 2004. The defined benefits for employee members were based on the employee’s annualized average last three years’ pensionable salaries up to February 1, 2004, increasing thereafter in line with retail price inflation (prior to 2011) and consumer price inflation (from 2011 onwards), and subject to maximum increases of 5% per year over the period to retirement. Any valuation deficits are funded by contributions by Bristow Helicopters and BIAGL. Plan assets are held in separate funds administered by the plans’ trustee (the “Trustee”), which are primarily invested in equities and debt securities. For members of the two closed defined benefit pension plans, since January 2005, Bristow Helicopters contributes a maximum of 7% of a participant’s non-variable salary, and since April 2006, the maximum employer contribution into the plan has been 7.35% for pilots. Each member is required to contribute a minimum of 5% of non-variable salary for Bristow Helicopters to match the contribution. In addition, there are three defined contribution plans for staff who were not members of the original defined benefit plans, two of which are closed to new members.
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

	Fiscal Year Ended March 31,
	2015	2014
	(In thousands)
Change in benefit obligation:
Projected benefit obligation (PBO) at beginning of period	$637,641	$606,313
Service cost	7,878	7,886
Interest cost	26,000	26,861
Actuarial loss (gain)	86,940	(29,313)
Benefit payments and expenses	(28,191)	(23,234)
Effect of exchange rate changes	(90,969)	49,128
Projected benefit obligation (PBO) at end of period	$639,299	$637,641
Change in plan assets:
Market value of assets at beginning of period	$550,818	$479,666
Actual return on assets	57,691	23,630
Employer contributions	34,633	28,974
Benefit payments and expenses	(28,191)	(23,234)
Effect of exchange rate changes	(75,228)	41,782
Market value of assets at end of period	$539,723	$550,818
Reconciliation of funded status:
Accumulated benefit obligation (ABO)	$615,136	$611,782
Projected benefit obligation (PBO)	$639,299	$637,641
Fair value of assets	(539,723)	(550,818)
Net recognized pension liability	$99,576	$86,823
Amounts recognized in accumulated other comprehensive loss	$252,920	$232,848

	Fiscal Year Ended March 31,
	2015	2014	2013
	(In thousands)
Components of net periodic pension cost:
Service cost for benefits earned during the period	$7,878	$7,886	$8,209
Interest cost on PBO	26,000	26,861	25,683
Expected return on assets	(31,020)	(29,282)	(29,068)
Amortization of unrecognized losses	6,653	7,705	6,612
Net periodic pension cost	$9,511	$13,170	$11,436
The amount in accumulated other comprehensive loss as of March 31, 2015 expected to be recognized as a component of net periodic pension cost in fiscal year 2016 is $7.1 million, net of tax, and represents amortization of the net actuarial losses.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Actuarial assumptions used to develop the components of the U.K. plans were as follows:

	Fiscal Year Ended March 31,
	2015	2014	2013
Discount rate	4.40%	4.40%	4.90%
Expected long-term rate of return on assets	6.29%	6.29%	6.90%
Pension increase rate	3.10%	3.30%	3.00%
Actuarial assumptions used to develop the components of the Norway plan were as follows:

	Fiscal Year Ended March 31,
	2015	2014	2013
Discount rate	4.25%	4.00%	3.50%
Rate of compensation increase	4.00%	4.25%	4.25%
Social Security increase amount	3.75%	4.00%	4.00%
Expected return on plan assets	2.75%	3.25%	4.50%
Pension increase rate	1.75%	1.25%	0.75%
We utilize a British pound sterling denominated AA corporate bond index as a basis for determining the discount rate for our U.K. plans and NOK-denominated corporate bonds that are credit-rated AA or AAA as a basis for determining the discount rate for our Norway plan. The expected rate of return assumptions have been determined following consultation with our actuarial advisors. In the case of bond investments, the rates assumed have been directly based on market redemption yields at the measurement date, and those on other asset classes represent forward-looking rates that have typically been based on other independent research by investment specialists.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The market value of the plan assets as of March 31, 2015 and 2014 was allocated between asset classes as follows. Details of target allocation percentages under the Trustee’s investment strategies as of the same dates are also included.

	Target Allocation as of March 31,		Actual Allocation as of March 31,
Asset Category	2015	2014	2015	2014
Equity securities	58.3%	57.8%	57.1%	59.1%
Debt securities	31.1%	30.8%	35.8%	27.6%
Property	—%	—%	1.6%	1.5%
Other assets	10.6%	11.4%	5.5%	11.8%
Total	100.0%	100.0%	100.0%	100.0%
The following table summarizes, by level within the fair value hierarchy, the plan assets we had as of March 31, 2015, which are valued at fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2015
Cash and cash equivalents	$13,657	$—	$—	$13,657
Equity investments - U.K.	—	104,953	—	104,953
Equity investments - Non-U.K.	—	98,867	—	98,867
Diversified growth (absolute return) funds	—	101,242	—	101,242
Government debt securities	—	71,998	—	71,998
Corporate debt securities	—	93,079	—	93,079
Insurance policies	—	—	55,927	55,927
Total investments	$13,657	$470,139	$55,927	$539,723
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes in the Level 3 plan assets for fiscal year 2015 (in thousands):

March 31, 2014	$61,298
Actual return on assets	1,084
Net purchases, sales and settlements	11,341
Effect of exchange rate changes	(17,796)
March 31, 2015	$55,927
Estimated future benefit payments over each of the next five fiscal years from March 31, 2015 and in aggregate for the following five fiscal years after fiscal year 2020, including life assurance premiums, are as follows (in thousands):

Projected Benefit Payments by the Plans for Fiscal Years Ending March 31,	Payments
2016	$25,417
2017	26,222
2018	26,736
2019	27,548
2020	28,214
Aggregate 2021 - 2024	151,155
We expect to fund these payments with our cash contributions to the plans, plan assets and earnings on plan assets. We pre-funded our contributions of £12.5 million ($18.6 million) to the main U.K. plan for the fiscal year ending March 31, 2016 in fiscal year 2015. Our contributions to the U.K pension plans and Norwegian plan for the fiscal year ending March 31, 2016 are expected to be $18.1 million and $11.7 million, respectively.
Incentive Compensation
Incentive and Stock Option Plans — Stock–based awards are currently made under the Bristow Group Inc. 2007 Long-Term Incentive Plan (the “2007 Plan”). As of March 31, 2015, a maximum of 5,400,000 shares of Common Stock are reserved, including 2,377,643 shares available for incentive awards under the 2007 Plan. Awards granted under the 2007 Plan may be in the form of stock options, stock appreciation rights, shares of restricted stock, other stock-based awards (payable in cash or Common Stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants.
In addition, we have the following incentive and stock plans which have awards outstanding as of March 31, 2015 but under which we no longer make grants:

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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2014, June 2013 and May 2012, the Compensation Committee of our board of directors authorized the grant of stock options, time vested restricted stock and long-term performance cash awards to participating employees. Each of the stock options has a ten-year term and has an exercise price equal to the fair market value (as defined in the 2007 Plan) of the Common Stock on the grant date of $74.37, $62.66 and $43.38 per share for the June 2014, June 2013 and May 2012 awards, respectively. The options will vest in annual installments of one-third each, beginning on the first anniversary of the grant date. Restricted stock grants vest at the end of three years. Performance cash awards allow the recipient to receive from 0 to 200% of the target amount at the end of three years depending on whether our total shareholder return meets the minimum return requirements and how our total shareholder return ranks among a peer group over the performance period. The value of the performance cash awards is calculated on a quarterly basis by comparing the performance of our Common Stock, including any dividends paid since the award date, against the peer group and has a maximum potential payout of $15.9 million, $13.2 million and $8.8 million for the June 2014, June 2013 and May 2012 awards, respectively. The total value of the awards is recognized as compensation expense over a three-year vesting period with the recognition amount being adjusted quarterly. Compensation expense related to the performance cash awards during fiscal years 2015, 2014 and 2013 was $14.1 million, $8.7 million and $10.2 million, respectively. Performance cash compensation expense has been allocated to our various business units.
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
On November 4, 2013, the compensation committee of our board of directors authorized an amendment to all outstanding awards under the 2004 and 2007 Plans. The amendment modified the provisions of the awards with respect to vesting and exercise of such awards upon the involuntary termination by the Company of the recipient’s employment other than for “Cause” as defined in the recipient’s employment agreement, if any, or as defined in the amendment. The amendment is effective with respect to outstanding awards held by employees who are employed on or after November 4, 2013. The compensation committee retains the discretion to modify or revoke the amendment prospectively and retroactively to the extent such revocation or modification does not have a detrimental impact on an award granted prior to the date of such modification or revocation. If the terms of the amendment conflict with the provisions of an award recipient’s employment agreement, the provisions that are more favorable to the recipient apply. The treatment of awards under the plans pursuant to the amendment is similar to the treatment of awards pursuant to our policy for the treatment of awards upon retirement as described above.  Upon retirement, however, vested stock options will be exercisable for the remainder of their original term, and performance-based restricted stock units will continue to vest on the original time and performance schedule. As of November 4, 2013, the Company expected awards to ultimately vest under the original vesting conditions. As such, we continued to recognize compensation cost equal to the fair value of the awards at the grant date and no additional compensation expense was recorded during fiscal year 2014.
Total share-based compensation expense, which includes stock options, restricted stock and restricted stock units, was $16.4 million, $15.4 million and $11.9 million for fiscal years 2015, 2014 and 2013, respectively. Stock-based compensation expense is included in general and administrative expense in the consolidated statements of income and has been allocated to our various business units. As of March 31, 2015 and 2014, there were no non-vested restricted stock units.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of our stock option activity for fiscal year 2015 is presented below:

	Weighted Average Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in thousands)
Outstanding at March 31, 2014	$48.62	1,002,156
Granted	74.44	472,744
Exercised	45.31	(114,145)
Expired or forfeited	61.76	(24,619)
Outstanding at March 31, 2015	57.80	1,336,136	7.32	$6,410
Exercisable at March 31, 2015	46.68	673,784	5.87	$7,118
Stock options granted to employees under the 2004 and 2007 Plans vest ratably over three years on each anniversary from the date of grant and expire 10 years from the date of grant. Stock options granted to non-employee directors under the 2003 Director Plans vest after six months.
We use a Black-Scholes option pricing model to estimate the fair value of share-based awards. The Black-Scholes option pricing model incorporates various assumptions, including the risk-free interest rate, volatility, dividend yield and the expected term of the options.
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equal to the expected term of the option. Expected volatilities are based on the historical volatility of shares of our Common Stock, which has not been adjusted for any expectation of future volatility given uncertainty related to the future performance of our Common Stock at this time. We also use historical data to estimate the expected term of the options within the option pricing model and groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of the options represents the period of time that the options granted are expected to be outstanding. Additionally, we estimate pre-vesting option forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual pre-vesting forfeitures differ from those estimates. We record stock-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on our historical forfeiture data.
The following table shows the assumptions we used to compute the stock-based compensation expense for stock option grants issued during fiscal years 2015, 2014 and 2013.

	Fiscal Year Ended March 31,
	2015	2014	2013
Risk free interest rate	1.67%	1.01%	0.8%
Expected life (years)	5	5	5
Volatility	30.1%	48.7%	50.2%
Dividend yield	2.06%	1.60%	1.83%
Weighted average grant-date fair value of options granted	$17.17	$23.77	$16.73
Unrecognized stock-based compensation expense related to nonvested stock options was approximately $8.2 million as of March 31, 2015, relating to a total of 662,352 unvested stock options. We recognize compensation expense on a straight-line basis over the requisite service period for the entire award. We expect to recognize this stock-based compensation expense over a weighted average period of approximately 1.7 years. The total fair value of options vested during fiscal years 2015, 2014 and 2013 was approximately $8.9 million, $5.1 million and $3.9 million, respectively.
The total intrinsic value, determined as of the date of exercise, of options exercised during fiscal years 2015, 2014 and 2013 was $2.4 million, $15.5 million and $6.3 million, respectively. The total amount of cash we received from option exercises during fiscal years 2015, 2014 and 2013 was $5.2 million, $15.4 million and $15.3 million, respectively. The total tax benefit attributable to options exercised during fiscal years 2015, 2014 and 2013 was $0.6 million, $5.4 million and $1.9 million, respectively.
The excess tax benefits from stock-based compensation for fiscal years 2015, 2014 and 2013 of $1.6 million, $5.7 million and $0.5 million, respectively, are reported on our consolidated statements of cash flows in financing activities. This represents the reduction in the provision for income taxes otherwise payable during the period attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in current and prior periods.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have restricted stock awards that cliff vest on the third anniversary from the date of grant provided the grantee is still employed by the Company, subject to the Company’s retirement policy.
We record compensation expense for restricted stock awards based on an estimate of the service period related to the awards, which is tied to the future performance of our stock over certain time periods under the terms of the award agreements. The estimated service period is reassessed quarterly. Changes in this estimate may cause the timing of expense recognized in future periods to accelerate. Compensation expense related to awards of restricted stock and restricted stock units for fiscal years 2015, 2014 and 2013 was $10.1 million, $9.4 million and $7.4 million, respectively.
The following is a summary of non-vested restricted stock as of March 31, 2015 and 2014 and changes during fiscal year 2015:

	Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of March 31, 2014	459,717	$52.13
Granted	172,808	74.18
Forfeited	(5,735)	57.98
Vested	(207,561)	48.76
Non-vested as of March 31, 2015	419,229	62.81
Unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $12.2 million as of March 31, 2015, relating to a total of 419,229 unvested restricted stock. We expect to recognize this stock-based compensation expense over a weighted average period of approximately 1.8 years.
The Annual Incentive Compensation Plan provides for an annual award of cash bonuses to key employees based primarily on pre-established objective measures of performance. The bonuses related to this plan were $19.9 million, $17.2 million and $12.2 million for fiscal years 2015, 2014 and 2013, respectively. Also, management awarded a one-time bonus to all non-officer employees meeting certain service criteria in March 2013 totaling $3.3 million in the aggregate.
Additionally, we have a non-qualified deferred compensation plan for our senior executives. Under the terms of the plan, participants can elect to defer a portion of their compensation for distribution at a later date. In addition, we have the discretion to make annual tax deferred contributions to the plan on the participants’ behalf. We contributed $1.5 million, $0.9 million and $0.7 million to this plan in each of fiscal years 2015, 2014 and 2013, respectively. The assets of the plan are held in a rabbi trust and are subject to our general creditors. As of March 31, 2015, the amount held in trust was $2.4 million.
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
Mr. Chiles and the Company entered into a Retirement and Consulting Agreement, dated January 30, 2014 (the “Agreement”) to specify the terms of his continued employment with the Company. We recorded additional compensation expense, included in general and administrative expense, of $5.5 million during fiscal year 2015 related to the Agreement.
Voluntary Separation Plan — In March 2015, we offered a voluntary separation program (“VSP”) to certain employees as part of the Company's ongoing efforts to improve efficiencies and reduce costs. The VSP was offered to approximately 2,888 employees and 137 employees accepted prior to the expiration of the offers, the date of which varied by region. We will recognize the expense related to their termination benefits over their remaining service period, which we estimate will be $7.2 million, of which $6.8 million is expected to be recognized in fiscal year 2016.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — STOCKHOLDERS’ INVESTMENT, EARNINGS PER SHARE AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Stockholders’ Investment
Common Stock — The total number of authorized shares of Common Stock reserved as of March 31, 2015 was 4,133,008. These shares are reserved in connection with our stock-based compensation plans.
The following is a summary of changes in outstanding shares of Common Stock for the years ended March 31, 2015 and 2014:

	Shares	Weighted Average Price Per Share
Outstanding as of March 31, 2013	36,150,639
Exercise of stock options	433,608	$35.51
Issuance of restricted stock	167,797	67.27
Repurchases of common stock	(1,043,875)	74.40
Other	300	65.90
Outstanding as of March 31, 2014	35,708,469
Exercise of stock options	114,145	45.31
Issuance of restricted stock	176,609	73.73
Repurchases of common stock	(1,160,940)	69.63
Other	91	67.47
Outstanding as of March 31, 2015	34,838,374
Restrictions on Foreign Ownership of Common Stock — Under the Federal Aviation Act, it is unlawful to operate certain aircraft for hire within the U.S. unless such aircraft are registered with the Federal Aviation Administration (the “FAA”) and the FAA has issued an operating certificate to the operator. As a general rule, aircraft may be registered under the Federal Aviation Act only if the aircraft are owned or controlled by one or more citizens of the U.S. and an operating certificate may be granted only to a citizen of the U.S. For purposes of these requirements, a corporation is deemed to be a citizen of the U.S. only if, among other things, at least 75% of its voting interests are owned or controlled by U.S. citizens. If persons other than U.S. citizens should come to own or control more than 25% of our voting interest or if any other requirements are not met, we have been advised that our aircraft may be subject to deregistration under the Federal Aviation Act, and we may lose our ability to operate within the U.S. Deregistration of our aircraft for any reason, including foreign ownership in excess of permitted levels, would have a material adverse effect on our ability to conduct operations within our North America and Bristow Academy business units. Therefore, our organizational documents currently provide for the automatic suspension of voting rights of shares of our Common Stock owned or controlled by non-U.S. citizens, and our right to redeem those shares, to the extent necessary to comply with these requirements. As of March 31, 2015, approximately 2,752,000 shares of our Common Stock were held by persons with foreign addresses. These shares represented approximately 8% of our total outstanding common shares as of March 31, 2015. Our foreign ownership may fluctuate on each trading day because our Common Stock and our 3% Convertible Senior notes are publicly traded.
 Dividends — We paid quarterly dividends of $0.32 per share during each quarter of fiscal year 2015, $0.25 per share during each quarter of fiscal year 2014 and $0.20 per share during each quarter of fiscal year 2013. On May 15, 2015, our board of directors approved a dividend of $0.34 per share of Common Stock, payable on June 18, 2015 to shareholders of record on June 5, 2015. For fiscal years 2015, 2014 and 2013, we paid dividends totaling $45.1 million, $36.3 million and $28.7 million, respectively, to our stockholders. The declaration of future dividends is at the discretion of our board of directors and subject to our results of operations, financial condition, cash requirements and other factors and restrictions under applicable law and our debt instruments.
Share Repurchases — During fiscal years 2015, 2014, and 2013, we repurchased 1,160,940, 1,043,875 and 24,709 of shares of our Common Stock for $80.8 million, $77.7 million and $1.2 million, respectively. As of May 15, 2015, we had $125.0 million of repurchase authority remaining from $150.0 million that was authorized by our board of directors for share repurchases between November 6, 2014 and November 5, 2015.
We recorded the $80.8 million and $77.7 million payments as treasury stock on our consolidated balance sheets as of March 31, 2015 and 2014, respectively. Shares outstanding used to calculate earnings per share during fiscal years 2015, 2014 and 2013 reflect the repurchase of shares when they were delivered.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings per Share
Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per common share excludes options to purchase shares and restricted stock awards, which were outstanding during the period but were anti-dilutive, as follows:

	Fiscal Year Ended March 31,
	2015	2014	2013
Options:
Outstanding	682,800	297,595	469,289
Weighted average exercise price	$69.04	$43.59	$43.88
Restricted stock awards:
Outstanding	—	7,416	171
Weighted average price	$—	$70.90	$48.14
The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended March 31,
	2015	2014	2013
Earnings (in thousands):
Income available to common stockholders – basic	$84,300	$186,737	$130,102
Interest expense on assumed conversion of 3% Convertible Senior Notes, net of tax (1)	—	—	—
Income available to common stockholders – diluted	$84,300	$186,737	$130,102
Shares:
Weighted average number of common shares outstanding – basic	35,193,480	36,283,853	36,010,191
Assumed conversion of 3% Convertible Senior Notes outstanding during the period (1)	—	—	—
Net effect of dilutive stock options, restricted stock units and restricted stock awards based on the treasury stock method	335,125	412,911	479,821
Weighted average number of common shares outstanding – diluted	35,528,605	36,696,764	36,490,012
Basic earnings per common share	$2.40	$5.15	$3.61
Diluted earnings per common share	$2.37	$5.09	$3.57
 _________________

(1)
Diluted earnings per common share for fiscal years 2015, 2014 and 2013 excludes a number of potentially dilutive shares determined pursuant to a specified formula initially issuable upon the conversion of our 3% Convertible Senior Notes. The 3% Convertible Senior Notes will be convertible, under certain circumstances, using a net share settlement process, into a combination of cash and our Common Stock. As of March 31, 2015, the base conversion price of the notes was approximately $73.07, based on the base conversion rate of 13.6849 shares of Common Stock per $1,000 principal amount of convertible notes (subject to adjustment in certain circumstances, including the payment of dividends). In general, upon conversion of a note, the holder will receive cash equal to the principal amount of the note and Common Stock to the extent of the note’s conversion value in excess of such principal amount. In addition, if at the time of conversion the applicable price of our Common Stock exceeds the base conversion price, holders will receive up to an additional 8.8952 shares of our Common Stock per $1,000 principal amount of notes, as determined pursuant to a specified formula. Such shares did not impact our calculation of diluted earnings per share for fiscal years 2015, 2014 and 2013 as our average stock price during these periods did not meet or exceed the conversion requirements. See Note 5 for further details.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Income
The following table sets forth the changes in the balances of each component of accumulated other comprehensive income:

	Currency Translation Adjustments	Pension Liability Adjustments (1)	Total
Balance as of March 31, 2012	$30,350	$(189,589)	$(159,239)
Other comprehensive income before reclassification	(11,982)	(33,418)	(45,400)
Reclassified from accumulated other comprehensive income	—	4,956	4,956
Net current period other comprehensive income	(11,982)	(28,462)	(40,444)
Foreign exchange rate impact	(3,679)	3,679	—
Balance at March 31, 2013	14,689	(214,372)	(199,683)
Other comprehensive income before reclassification	19,810	17,063	36,873
Reclassified from accumulated other comprehensive income	—	6,304	6,304
Net current period other comprehensive income	19,810	23,367	43,177
Foreign exchange rate impact	23,313	(23,313)	—
Balance at March 31, 2014	57,812	(214,318)	(156,506)
Other comprehensive income before reclassification	(76,845)	(42,301)	(119,146)
Reclassified from accumulated other comprehensive income	—	5,323	5,323
Net current period other comprehensive income	(76,845)	(36,978)	(113,823)
Foreign exchange rate impact	(20,033)	20,033	—
Balance at March 31, 2015	$(39,066)	$(231,263)	$(270,329)
_________________
(1) Reclassification of amounts related to pension liability adjustments were included as a component of net periodic pension cost.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — SEGMENT INFORMATION
We conduct our business in one segment: Helicopter Services. During fiscal years 2015, 2014 and 2013, the Helicopter Services segment operations were conducted primarily through five business units: Europe, West Africa, North America, Australia, and Other International. Additionally, we operate a training business unit, Bristow Academy, and provide technical services to clients in the U.S. and U.K., which are included in Corporate and other.
The following tables show business unit information for fiscal years 2015, 2014 and 2013, and as of March 31, 2015 and 2014, where applicable, reconciled to consolidated totals, and prepared on the same basis as our consolidated financial statements (in thousands):

	Fiscal Year Ended March 31,
	2015	2014	2013
Business unit gross revenue from external clients:
Europe	$876,838	$740,316	$619,480
West Africa	327,164	328,793	296,933
North America	234,856	230,337	226,114
Australia	228,774	168,424	186,752
Other International	135,980	134,021	132,662
Corporate and other	55,057	67,691	46,532
Total business unit gross revenue	$1,858,669	$1,669,582	$1,508,473
Intra-business unit gross revenue:
Europe	$1,309	$—	$65
North America	20	3	283
Australia	254	—	—
Other International	(227)	—	—
Corporate and other	5,002	4,452	1,989
Total intra-business unit gross revenue	$6,358	$4,455	$2,337
Consolidated gross revenue reconciliation:
Europe	$878,147	$740,316	$619,545
West Africa	327,164	328,793	296,933
North America	234,876	230,340	226,397
Australia	229,028	168,424	186,752
Other International	135,753	134,021	132,662
Corporate and other	60,059	72,143	48,521
Intra-business unit eliminations	(6,358)	(4,455)	(2,337)
Total consolidated gross revenue	$1,858,669	$1,669,582	$1,508,473

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended March 31,
	2015	2014	2013
Earnings from unconsolidated affiliates, net of losses – equity method investments:
Europe (1)	$887	$4,446	$10,517
North America	(710)	1,053	(736)
Other International	(4,016)	3,167	15,261
Total earnings from unconsolidated affiliates, net of losses – equity method investments	$(3,839)	$8,666	$25,042
Consolidated operating income (loss) reconciliation:
Europe	$125,016	$114,729	$111,785
West Africa	86,074	80,053	70,315
North America	52,943	32,255	27,538
Australia	6,017	5,523	25,283
Other International	18,609	33,769	45,201
Corporate and other	(106,936)	(78,630)	(64,046)
Gain (loss) on disposal of assets	(35,849)	(722)	8,068
Total consolidated operating income	$145,874	$186,977	$224,144
Capital expenditures:
Europe	$192,689	$38,294	$175,270
West Africa	1,330	24,324	11,501
North America	73,716	24,427	201,439
Australia	23,077	7,058	3,736
Other International	51,139	28,136	33,147
Corporate and other (2)	259,883	506,374	146,332
Total capital expenditures	$601,834	$628,613	$571,425
Depreciation and amortization:
Europe	$37,535	$32,383	$33,101
West Africa	15,815	13,923	13,077
North America	22,093	23,505	20,193
Australia	22,341	8,728	9,995
Other International	15,591	15,024	17,018
Corporate and other	918	2,414	2,900
Total depreciation and amortization	$114,293	$95,977	$96,284

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,
	2015	2014
Identifiable assets:
Europe	$874,228	$932,803
West Africa	416,939	454,161
North America	574,902	487,659
Australia	391,852	260,483
Other International	559,137	579,571
Corporate and other (3)	413,662	683,580
Total identifiable assets	$3,230,720	$3,398,257

	March 31,
	2015	2014
Investments in unconsolidated affiliates – equity method investments:
Europe	$—	$1,067
North America	61,015	61,570
Other International	149,075	193,692
Total investments in unconsolidated affiliates – equity method investments	$210,090	$256,329
___________

(1)	On November 21, 2014, we sold our 50% interest in HCA. Additionally on July 14, 2013, we sold our 50% interest in the FB Entities. See Note 3 for details on the sale of HCA and the FB Entities.

(2)	Includes $232.3 million, $494.5 million and $140.1 million of construction in progress payments that were not allocated to business units in fiscal years 2015, 2014 and 2013, respectively.

(3)
Includes $306.0 million and $477.9 million of construction in progress within property and equipment on our consolidated balance sheets as of March 31, 2015 and 2014, respectively, which primarily represents progress payments on aircraft to be delivered in future periods.

We attribute revenue to various countries based on the location where helicopter services are actually performed. Long-lived assets consist primarily of helicopters and fixed wing aircraft and are attributed to various countries based on the physical location of the asset at a given fiscal year-end. Entity-wide information by geographic area is as follows (in thousands):

	Fiscal Year Ended March 31,
	2015	2014	2013
Gross revenue:
United Kingdom	$616,191	$526,149	$383,398
Nigeria	327,164	328,793	296,933
Norway	266,186	253,651	249,023
Australia	228,774	168,424	186,752
United States	222,661	225,650	237,311
Canada	61,713	32,895	16,447
Trinidad	59,073	51,770	43,763
Malaysia	3,677	14,316	25,284
Other countries	73,230	67,934	69,562
	$1,858,669	$1,669,582	$1,508,473

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,
	2015	2014
Long-lived assets:
United Kingdom	$462,667	$544,113
Australia	241,149	188,370
Nigeria	235,914	256,239
United States	235,434	128,124
Canada	215,245	199,861
Norway	197,165	155,690
Trinidad	109,248	64,520
Brazil	80,540	123,439
Tanzania	54,845	42,589
Malaysia	—	61,104
Other countries	18,882	26,769
Construction in progress attributable to aircraft (1)	306,012	477,933
	$2,157,101	$2,268,751
___________

(1)	These costs have been disclosed separately as the physical location where the aircraft will ultimately be operated is subject to change.
Effective April 1, 2015, we reorganized our global operations from five business units to four regions as follows: Africa, Americas, Asia Pacific and Europe Caspian.
The Africa region will comprise all our operations and affiliates on the African continent, including Nigeria, Tanzania and Egypt.
The Americas region will comprise all our operations and affiliates in North America and South America, including Brazil, Canada, Trinidad and the U.S. Gulf of Mexico.
The Asia Pacific region will comprise all our operations and affiliates in Australia and Southeast Asia, including Malaysia and Sakhalin.
The Europe Caspian region will comprise all our operations and affiliates in Europe and Central Asia, including Norway, the U.K. and Turkmenistan.
We will present our historical business unit operating results based on the new region structure beginning with our Quarterly Report for the quarter ending June 30, 2015.
During fiscal year 2015, we conducted operations in over 20 countries. Due to the nature of our principal assets, aircraft are regularly and routinely moved between operating areas (both domestic and foreign) to meet changes in market and operating conditions. During fiscal years 2015, 2014 and 2013 the aggregate activities of one major integrated oil and gas company accounted for 12%, 13% and 13%, respectively, of our consolidated gross revenue. No other client accounted for 10% or more of our consolidated gross revenue during those periods. During fiscal year 2015, our top ten clients accounted for 58.1% of consolidated gross revenue.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — QUARTERLY FINANCIAL INFORMATION (Unaudited)

	Fiscal Quarter Ended
	June 30(1)(2)	September 30 (3)(4)	December 31 (5)(6)	March 31 (7)(8)
	(In thousands, except per share amounts)
Fiscal Year 2015
Gross revenue	$472,538	$475,636	$460,140	$450,355
Operating income (9)	65,192	44,064	8,916	27,702
Net income attributable to Bristow Group (9)	44,109	26,082	(968)	15,077
Earnings per share:
Basic	$1.24	$0.74	$(0.03)	$0.43
Diluted	$1.23	$0.73	$(0.03)	$0.43
Fiscal Year 2014
Gross revenue	$398,994	$417,328	$412,335	$440,925
Operating income (9)	56,119	53,935	29,502	47,421
Net income attributable to Bristow Group (9)	26,886	110,606	18,927	30,318
Earnings per share:
Basic	$0.74	$3.04	$0.52	$0.84
Diluted	$0.74	$3.01	$0.51	$0.83
 __________

(1)
Operating income, net income and diluted earnings per share for the fiscal quarter ended June 30, 2014 included: (a) a decrease of $1.0 million, $0.7 million and $0.02, respectively, from our North America restructuring and (b) a decrease of $3.7 million, $2.4 million and $0.07, respectively, for CEO succession. Net income and diluted earnings per share for the fiscal quarter ended June 30, 2014 included a decrease of $0.7 million and $0.02 respectively, in premiums as a result of the repurchase of a portion of the 6¼% Senior Notes (included in extinguishment of debt).

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

(3)
Operating income, net income and diluted earnings per share for the fiscal quarter ended September 30, 2014 included: (a) a decrease of $0.6 million, $0.4 million and $0.01, respectively, from North America restructuring, (b) a decrease of $1.8 million, $1.2 million and $0.03, respectively, for CEO succession and (c) a decrease of $3.4 million, $2.7 million and $0.08, respectively, for additional inventory allowances related to excess inventory identified for an older large aircraft model we are removing from our operational fleet. Net income and diluted earnings per share for the fiscal quarter ended September 30, 2014 included a decrease of $0.8 million and $0.02, respectively, in premiums as a result of the repurchase of a portion of the 6 ¼ Senior Notes (included in other income (expense), net).

(4)
Operating income, net income and diluted earnings per share for the fiscal quarter ended September 30, 2013 included: (a) a decrease of $1.5 million, $1.0 million and $0.03, respectively, due to the impairment of inventories as a result of our review of excess inventory on aircraft model types we ceased ownership of or classified all or a significant portion as held for sale and (b) a decrease of $0.5 million, $0.4 million and $0.01, respectively, related to the planned closure of our Alaska operations (primarily severance and retention expense included in direct costs and general and administrative expense). Net income and diluted earnings per share for the fiscal quarter ended September 30, 2013 included an increase of $67.9 million and $1.85, respectively, from a gain on sale of the FB Entities.

(5)
Operating income, net income and diluted earnings per share for the fiscal quarter ended December 31, 2014 included: (a) a decrease of $3.8 million, $3.0 million and $0.09, respectively, for additional inventory allowances related to excess inventory identified for an older large aircraft model we are removing from our operational fleet, (b) a decrease of $5.3 million, $4.2 million and $0.12, respectively, for an accounting correction related to improperly capitalizing profit on intercompany technical services billings and (c) an increase of $0.8 million, $0.6 million and $0.02, respectively, for an accrued maintenance cost reversal. Net income and diluted earnings per share for the fiscal quarter ended December 31, 2014 included: (a) an increase of $2.5 million and $0.07, respectively, from a gain on sale of HCA and (b) a decrease of $0.6 million and $0.02, respectively, in premiums as a result of the repurchase of a portion of the 6 ¼ Senior Notes (included in other income (expense), net).

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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)
Operating income, net income and diluted earnings per share for the fiscal quarter ended March 31, 2015 included (a) a decrease of $10.4 million, $8.0 million and $0.23, respectively, due to fleet changes that resulted in additional depreciation expense and (b) a decrease of $0.9 million, $0.6 million and $0.02 for severance costs in West Africa.

(8)
Operating income, net income and diluted earnings per share for the fiscal quarter ended March 31, 2014 included: (a) a decrease of $0.8 million, $0.5 million and $0.01 per share, respectively, from North America restructuring, (b) a decrease of $4.8 million, $3.1 million and $0.09 per share, respectively, for CEO succession and officer separation costs, (c) a decrease of $8.6 million, $6.6 million and $0.18 per share, respectively, for higher insurance premiums due to a fire in Nigeria, (d) a decrease of $0.6 million, $0.4 million and $0.01 per share, respectively, for Mexico goodwill impairment, (e) an increase of $4.2 million, $2.8 million and $0.08 per share, respectively, for higher earnings from Líder related to an adjustment to tax charges recorded during the three months ended December 31, 2013 and a tax indemnity payment resulting from a tax amnesty payment Líder made to the Brazilian government and (f) a decrease of $10.5 million, $8.4 million and $0.23 per share, respectively, due to the impairment of inventories as a result of our review of excess inventory on aircraft model types we ceased ownership of or plan to dispose of over the next two fiscal years.

(9)
The fiscal quarters ended June 30, September 30 and December 31, 2014, and March 31, 2015 included $0.6 million, $0.1 million, $(26.3) million and $(10.3) million, respectively in gain (loss) on disposal of assets included in operating income which also increased (decreased) net income by $0.5 million, $0.1 million, $(21.0) million and $(8.1) million, respectively, and diluted earnings per share by $0.01, zero, $(0.60) and $(0.23), respectively. The fiscal quarters ended June 30, September 30 and December 31, 2013, and March 31, 2014 included $(1.7) million, $(3.1) million, $4.0 million and $0.1 million, respectively, in gains (loss) on disposal of assets included in operating income which also increased (decreased) net income by $(1.3) million, $(2.4) million, $3.1 million and $0.1 million, respectively, and diluted earnings per share by $(0.04), $(0.07), $0.09 and zero, respectively.

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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Income
Fiscal Year Ended March 31, 2015

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$—	$300,171	$1,558,498	$—	$1,858,669
Intercompany revenue	767	91,476	—	(92,243)	—
	767	391,647	1,558,498	(92,243)	1,858,669
Operating expense:
Direct cost and reimbursable expense	—	212,216	1,087,341	—	1,299,557
Intercompany expenses	—	—	92,243	(92,243)	—
Impairment of inventories	—	—	7,167	—	7,167
Depreciation and amortization	1,834	46,098	66,361	—	114,293
General and administrative	76,453	39,898	137,807	—	254,158
	78,287	298,212	1,390,919	(92,243)	1,675,175

Gain (loss) on disposal of assets	—	269	(36,118)	—	(35,849)
Earnings from unconsolidated affiliates, net of losses	44,731	—	(1,815)	(44,687)	(1,771)
Operating income (loss)	(32,789)	93,704	129,646	(44,687)	145,874

Interest income (expense), net	112,336	(4,581)	(137,109)	—	(29,354)
Extinguishment of debt	(2,591)	—	—	—	(2,591)
Gain on sale of unconsolidated affiliate	—	—	3,921	—	3,921
Other income (expense), net	323	483	(7,183)	—	(6,377)

Income before provision for income taxes	77,279	89,606	(10,725)	(44,687)	111,473
Allocation of consolidated income taxes	7,080	(1,319)	(28,527)	—	(22,766)
Net income (loss)	84,359	88,287	(39,252)	(44,687)	88,707

Net income attributable to noncontrolling interests	(59)	—	(4,348)	—	(4,407)
Net income (loss) attributable to Bristow Group	$84,300	$88,287	$(43,600)	$(44,687)	$84,300

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Comprehensive Income
Fiscal Year Ended March 31, 2015

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
		(In thousands)
Net income (loss)	$84,359	$88,287	$(39,252)	$(44,687)	$88,707
Other comprehensive income (loss):
Currency translation adjustments	(25,885)	—	24,852	(70,584)	(71,617)
Pension liability adjustment	—	—	(36,978)	—	(36,978)
Total comprehensive income (loss)	58,474	88,287	(51,378)	(115,271)	(19,888)

Net income attributable to noncontrolling interests	(59)	—	(4,348)	—	(4,407)
Currency translation adjustments attributable to noncontrolling interests	—	—	(5,228)	—	(5,228)
Total comprehensive income attributable to noncontrolling interests	(59)	—	(9,576)	—	(9,635)
Total comprehensive income (loss) attributable to Bristow Group	$58,415	$88,287	$(60,954)	$(115,271)	$(29,523)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Balance Sheet
As of March 31, 2015

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$126	$884	$103,136	$—	$104,146
Accounts receivable	377,158	342,239	447,776	(908,555)	258,618
Inventories	—	44,285	102,884	—	147,169
Assets held for sale	—	54,695	3,132	—	57,827
Prepaid expenses and other current assets	4,850	7,035	58,206	—	70,091
Total current assets	382,134	449,138	715,134	(908,555)	637,851

Intercompany investment	1,410,347	111,380	—	(1,521,727)	—
Investment in unconsolidated affiliates	—	—	216,376	—	216,376
Intercompany notes receivable	1,184,335	—	—	(1,184,335)	—
Property and equipment - at cost:
Land and buildings	2,830	50,946	118,183	—	171,959
Aircraft and equipment	108,457	1,114,218	1,271,194	—	2,493,869
	111,287	1,165,164	1,389,377	—	2,665,828
Less: Accumulated depreciation and amortization	(16,431)	(223,245)	(269,051)	—	(508,727)
	94,856	941,919	1,120,326	—	2,157,101
Goodwill	—	4,756	70,872	—	75,628
Other assets	43,423	988	99,353	—	143,764
Total assets	$3,115,095	$1,508,181	$2,222,061	$(3,614,617)	$3,230,720

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$203,700	$369,854	$289,838	$(779,199)	$84,193
Accrued liabilities	31,805	37,860	206,789	(18,009)	258,445
Deferred taxes	(3,661)	2,503	18,862	—	17,704
Short-term borrowings and current maturities of long-term debt	9,088	—	9,642	—	18,730
Deferred sale leaseback advance	—	55,934	—	—	55,934
Total current liabilities	240,932	466,151	525,131	(797,208)	435,006

Long-term debt, less current maturities	812,536	—	33,156	—	845,692
Intercompany notes payable	100,000	131,075	1,065,918	(1,296,993)	—
Accrued pension liabilities	—	—	99,576	—	99,576
Other liabilities and deferred credits	17,144	8,379	21,711	(7,452)	39,782
Deferred taxes	141,771	6,346	17,538	—	165,655
Temporary equity	—	—	26,223	—	26,223
Stockholders’ investment:
Common stock	376	4,996	22,876	(27,872)	376
Additional paid-in-capital	781,837	9,291	284,048	(293,339)	781,837
Retained earnings	1,284,442	881,943	133,559	(1,015,502)	1,284,442
Accumulated other comprehensive loss	(80,604)	—	(13,474)	(176,251)	(270,329)
Treasury stock	(184,796)	—	—	—	(184,796)
Total Bristow Group stockholders’ investment	1,801,255	896,230	427,009	(1,512,964)	1,611,530
Noncontrolling interests	1,457	—	5,799	—	7,256
Total stockholders’ investment	1,802,712	896,230	432,808	(1,512,964)	1,618,786
Total liabilities and stockholders’ investment	$3,115,095	$1,508,181	$2,222,061	$(3,614,617)	$3,230,720

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended March 31, 2015

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(99,130)	$245,451	$106,459	$446	$253,226

Cash flows from investing activities:
Capital expenditures	(46,217)	(286,879)	(268,738)	—	(601,834)
Acquisitions, net of cash received	—	—	(20,303)	—	(20,303)
Proceeds from sale of unconsolidated affiliate	—	—	4,185	—	4,185
Proceeds from asset dispositions	—	211,423	203,436	—	414,859
Net cash used in investing activities	(46,217)	(75,456)	(81,420)	—	(203,093)

Cash flows from financing activities:
Proceeds from borrowings	453,000	—	1,393	—	454,393
Payment of contingent consideration	—	—	—	—	—
Debt issuance costs	—	—	—	—	—
Repayment of debt and debt redemption premiums	(448,799)	—	(11,475)	—	(460,274)
Proceeds from assignment of aircraft purchase agreements	—	—	—	—	—
Partial prepayment of put/call obligation	(59)	—	—	—	(59)
Acquisition of noncontrolling interest	—	—	(3,170)	—	(3,170)
Repurchase of Common Stock	(80,831)	—	—	—	(80,831)
Dividends paid	(45,078)	—	—	—	(45,078)
Increases (decreases) in cash related to intercompany advances and debt	255,878	(169,111)	(86,767)	—	—
Issuance of Common Stock	5,172	—	—	—	5,172
Tax benefit related to stock-based compensation	1,550	—	—	—	1,550
Net cash provided by (used in) financing activities	140,833	(169,111)	(100,019)	—	(128,297)
Effect of exchange rate changes on cash and cash equivalents	—	—	(22,031)	—	(22,031)
Net increase (decrease) in cash and cash equivalents	(4,514)	884	(97,011)	446	(100,195)
Cash and cash equivalents at beginning of period	4,640	—	200,147	(446)	204,341
Cash and cash equivalents at end of period	$126	$884	$103,136	$—	$104,146

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Income
Fiscal Year Ended March 31, 2014

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$—	$303,878	$1,365,704	$—	$1,669,582
Intercompany revenue	14,754	78,576	—	(93,330)	—
	14,754	382,454	1,365,704	(93,330)	1,669,582
Operating expense:
Direct cost and reimbursable expense	—	219,873	966,259	—	1,186,132
Intercompany expenses	—	—	93,330	(93,330)	—
Impairment of inventories	—	6,988	5,681	—	12,669
Depreciation and amortization	2,835	43,052	50,090	—	95,977
General and administrative	64,891	33,925	100,998	—	199,814
	67,726	303,838	1,216,358	(93,330)	1,494,592

Gain (loss) on disposal of assets	(45)	4,312	(4,989)	—	(722)
Earnings from unconsolidated affiliates, net of losses	189,209	—	12,666	(189,166)	12,709
Operating income	136,192	82,928	157,023	(189,166)	186,977

Interest income (expense), net	79,972	(4,785)	(118,405)	—	(43,218)
Gain on sale of consolidated affiliate	—	—	103,924	—	103,924
Other income (expense), net	(174)	(342)	(2,176)	—	(2,692)

Income before provision for income taxes	215,990	77,801	140,366	(189,166)	244,991
Allocation of consolidated income taxes	(29,193)	(6,292)	(21,727)	—	(57,212)
Net income	186,797	71,509	118,639	(189,166)	187,779
Net income attributable to noncontrolling interests	(60)	—	(982)	—	(1,042)
Net income attributable to Bristow Group	$186,737	$71,509	$117,657	$(189,166)	$186,737

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Comprehensive Income
Fiscal Year Ended March 31, 2014

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
		(In thousands)
Net income	$186,797	$71,509	$118,639	$(189,166)	$187,779
Other comprehensive income (loss):
Currency translation adjustments	8,173	—	(40,402)	50,958	18,729
Pension liability adjustment	—	—	23,367	—	23,367
Total comprehensive income	194,970	71,509	101,604	(138,208)	229,875

Net income attributable to noncontrolling interests	(60)	—	(982)	—	(1,042)
Currency translation adjustment attributable to noncontrolling interest	—	—	1,081	—	1,081
Total comprehensive (income) loss attributable to noncontrolling interests	(60)	—	99	—	39
Total comprehensive income attributable to Bristow Group	$194,910	$71,509	$101,703	$(138,208)	$229,914

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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended March 31, 2014

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(48,173)	$107,059	$173,654	$(446)	$232,094

Cash flows from investing activities:
Capital expenditures	(33,197)	(482,786)	(246,868)	134,238	(628,613)
Acquisitions, net of cash received	—	—	(39,850)	—	(39,850)
Proceeds from sale of unconsolidated affiliate	—	—	112,210	—	112,210
Proceeds from asset dispositions	—	284,042	140,147	(134,238)	289,951
Net cash used in investing activities	(33,197)	(198,744)	(34,361)	—	(266,302)

Cash flows from financing activities:
Proceeds from borrowings	528,600	—	4,464	—	533,064
Payment of contingent consideration	—	—	(6,000)	—	(6,000)
Debt issuance costs	(15,523)	—	—	—	(15,523)
Repayment of debt and debt redemption premiums	(508,060)	—	(4,432)	—	(512,492)
Proceeds from assignment of aircraft purchase	—	106,113	—	—	106,113
Partial prepayment of put/call obligation	(57)	—	—	—	(57)
Acquisition of noncontrolling interest	—	—	(2,078)	—	(2,078)
Repurchase of Common Stock	(77,661)	—	—	—	(77,661)
Dividends paid	(33,254)	34	(3,100)	—	(36,320)
Increases (decreases) in cash related to intercompany advances and debt	138,991	(19,832)	(119,159)	—	—
Issuance of Common Stock	15,398	—	—	—	15,398
Tax benefit related to exercise of stock options	5,723	—	—	—	5,723
Net cash provided by (used in) financing activities	54,157	86,315	(130,305)	—	10,167
Effect of exchange rate changes on cash and cash equivalents	—	—	12,759	—	12,759
Net increase (decrease) in cash and cash equivalents	(27,213)	(5,370)	21,747	(446)	(11,282)
Cash and cash equivalents at beginning of period	31,853	5,370	178,400	—	215,623
Cash and cash equivalents at end of period	$4,640	$—	$200,147	$(446)	$204,341

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Income
Fiscal Year Ended March 31, 2013

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$—	$300,731	$1,207,742	$—	$1,508,473
Intercompany revenue	12,537	66,625	—	(79,162)	—
	12,537	367,356	1,207,742	(79,162)	1,508,473
Operating expense:
Direct cost and reimbursable expense	—	208,995	848,799	—	1,057,794
Intercompany expenses	—	—	79,162	(79,162)	—
Depreciation and amortization	4,588	38,851	52,845	—	96,284
General and administrative	52,968	29,252	81,169	—	163,389
	57,556	277,098	1,061,975	(79,162)	1,317,467

Gain on disposal of assets	—	2,474	5,594	—	8,068
Earnings from unconsolidated affiliates, net of losses	123,586	—	25,070	(123,586)	25,070
Operating income	78,567	92,732	176,431	(123,586)	224,144

Interest income (expense), net	70,432	17	(112,107)	—	(41,658)
Extinguishment of debt	(14,932)	—	—	—	(14,932)
Other income (expense), net	94	103	(1,074)	—	(877)

Income before provision for income taxes	134,161	92,852	63,250	(123,586)	166,677
Allocation of consolidated income taxes	(3,996)	(6,070)	(24,936)	—	(35,002)
Net income	130,165	86,782	38,314	(123,586)	131,675
Net income attributable to noncontrolling interests	(63)	—	(1,510)	—	(1,573)
Net income attributable to Bristow Group	$130,102	$86,782	$36,804	$(123,586)	$130,102

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Comprehensive Income
Fiscal Year Ended March 31, 2013

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
		(In thousands)
Net income	$130,165	$86,782	$38,314	$(123,586)	$131,675
Other comprehensive income (loss):
Currency translation adjustments	(1,186)	—	(6,383)	(4,413)	(11,982)
Pension liability adjustment	—	—	(28,462)	—	(28,462)
Total comprehensive income	128,979	86,782	3,469	(127,999)	91,231

Net income attributable to noncontrolling interests	(63)	—	(1,510)	—	(1,573)
Total comprehensive income attributable to noncontrolling interests	(63)	—	(1,510)	—	(1,573)
Total comprehensive income attributable to Bristow Group	$128,916	$86,782	$1,959	$(127,999)	$89,658

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended March 31, 2013

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(45,184)	$156,371	$155,577	$—	$266,764

Cash flows from investing activities:
Capital expenditures	(17,532)	(503,120)	(202,633)	151,860	(571,425)
Proceeds from asset dispositions	—	185,876	280,831	(151,860)	314,847
Investment in unconsolidated affiliates	—	—	(51,179)	—	(51,179)
Net cash provided by (used in) investing activities	(17,532)	(317,244)	27,019	—	(307,757)

Cash flows from financing activities:
Proceeds from borrowings	675,000	—	449	—	675,449
Debt issuance costs	(10,344)	—	—	—	(10,344)
Repayment of debt and debt redemption premiums	(663,921)	—	—	—	(663,921)
Partial prepayment of put/call obligation	(63)	—	—	—	(63)
Repurchase of Common Stock	(1,219)	—	—	—	(1,219)
Dividends paid	(11,242)	(12,955)	(4,537)	—	(28,734)
Increases (decreases) in cash related to intercompany advances and debt	13,960	176,043	(190,003)	—	—
Issuance of Common Stock	15,289	—	—	—	15,289
Tax benefit related to stock-based compensation	500	—	—	—	500
Net cash provided by (used in) financing activities	17,960	163,088	(194,091)	—	(13,043)
Effect of exchange rate changes on cash and cash equivalents	—	—	8,109	—	8,109
Net increase (decrease) in cash and cash equivalents	(44,756)	2,215	(3,386)	—	(45,927)
Cash and cash equivalents at beginning of period	76,609	3,155	181,786	—	261,550
Cash and cash equivalents at end of period	$31,853	$5,370	$178,400	$—	$215,623

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation under the supervision of and with the participation of our management, including Jonathan E. Baliff, our Chief Executive Officer (“CEO”), and John H. Briscoe, our Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2015. Based on that evaluation, our CEO and CFO concluded that such disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and such information is accumulated and communicated to our management as appropriate to allow for timely decisions regarding required disclosure under the Exchange Act.
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
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2015. The assessment was based on criteria established in the framework Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on this assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2015.
The effectiveness of the Company’s internal control over financial reporting as of March 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report included herein.
The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s consolidated operations except for the operations of Airnorth. As described elsewhere in this Annual Report on Form 10-K, we acquired Airnorth on January 29, 2015. We are in the process of integrating the acquired business. The process of integrating Airnorth into our evaluation of internal control over financial reporting may result in future changes to our internal controls. Airnorth’s operations represent 0.6% of the Company’s consolidated revenue for the fiscal year ended March 31, 2015 and assets associated with Airnorth’s operations represent 2.5% of the Company’s consolidated total assets as of March 31, 2015.
MATERIAL CHANGES IN INTERNAL CONTROL
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Bristow Group Inc.:
We have audited Bristow Group Inc.’s internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bristow Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Bristow Group Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s consolidated operations except for the operations of Capiteq Limited, operating under the name of Airnorth, which the Company acquired on January 29, 2015. Airnorth’s operations represent 0.6% of the Company’s consolidated revenue for the fiscal year ended March 31, 2015 and assets associated with Airnorth’s operations represent 2.5% of the Company’s consolidated total assets as of March 31, 2015. Our audit of internal control over financial reporting of Bristow Group Inc. and subsidiaries also excluded an evaluation of the internal control over financial reporting of Airnorth’s operations.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bristow Group Inc. and subsidiaries as of March 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ investment for each of the years in the three-year period ended March 31, 2015, and our report dated May 20, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Houston, Texas
May 20, 2015

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our fiscal year 2015 annual meeting of stockholders under the captions “Corporate Governance,” “Committees of the Board of Directors,” and “Executive Officers of the Registrant” and is incorporated into this document by reference.
Code of Ethics
We have adopted a code of business conduct and ethics applicable to our directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Business Integrity. The Code of Business Integrity is available on our website at http://www.bristowgroup.com under “About Us” and “Vision, Mission, Values” caption. In the event that we amend or waive any of the provisions of the Code of Business Integrity with respect to our senior officers, we intend to disclose the amendment or waiver on our website or, alternatively, through the filing of a Form 8-K.
Item 11. Executive Compensation
The information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our fiscal year 2015 annual meeting of stockholders under the caption “Director and Executive Officer Compensation” and, except as specified in the following sentence, is incorporated into this document by reference. Information in our fiscal year 2015 proxy statement not deemed to be “soliciting material” or “filed” with the SEC under its rules, including the Report of the Compensation Committee on Executive Compensation and the Report of the Audit Committee is not and shall not be deemed to be incorporated by reference into this report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our fiscal year 2015 annual meeting of stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated into this document by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 appears in Items 11 and 12 of this report.
Item 14. Principal Accounting Fees and Services
The information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our fiscal year 2015 annual meeting of stockholders under the caption “Approval and Ratification of the Company’s Independent Auditors” and is incorporated into this document by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) (1) Financial Statements —
(a) (2) Financial Statement Schedules
All schedules have been omitted because the information required is included in the financial statements or notes or have been omitted because they are not applicable or not required.
(a) (3) Exhibits

		Incorporated by Reference to
	Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(2)	Share and Asset Purchase Agreement, dated as of August 31, 2012, by and among the Bristow Group Inc., Kenlor Investments Ltd., VIH Aviation Group, Ltd., VIH Helicopters USA, Inc., CGSCH Enterprises Ltd., Cougar Aviation Ltd., Cougar Helicopters Inc., BHNA Holdings Inc., Bristow Canada Holdings Inc., Bristow Canadian Real Estate Company Inc., and Kenneth Norie.	001-31617	8-K	October 4, 2012	2.1
(3)	Articles of Incorporation and By-law.
	(1) Restated Certificate of Incorporation of the Bristow Group Inc. dated August 2, 2007.	001-31617	10-Q	August 2, 2007	3.1
	(2) Amended and Restated By-laws of Bristow Group Inc.	001-31617	8-K	March 10, 2014	3.1
(4)	Instruments defining the rights of security holders, including indentures.
	(1) Registration Rights Agreement dated December 19, 1996, between the Company and Caledonia Industrial & Services Limited.	0-5232	10-Q	February 14, 1997	4(3)
	(2) Indenture, dated as of June 17, 2008, among Bristow Group Inc., the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee (the “Base Indenture”).	001-31617	8-K	June 17, 2008	4.1
	(3) First Supplemental Indenture to the 2008 Base Indenture.	001-31617	8-K	June 17, 2008	4.2
	(4) Second Supplemental Indenture to the 2008 Base Indenture.	001-31617	8-K	October 4, 2012	10.4
	(5) Third Supplemental Indenture to the 2008 Base Indenture.	001-31617	8-K	October 12, 2012	10.6
(10)	(1) Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan, as amended.*	333-100017	S-8	September 23, 2002	4.12
	(2) Offshore Logistics, Inc. Deferred Compensation Plan. *	001-31617	10-K	June 8, 2004	10(18)
	(3) Offshore Logistics, Inc. 2003 Nonqualified Stock Option Plan for Non-employee Directors. *	333-115473	S-8	May 13, 2004	4(12)

	Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(4) Offshore Logistics, Inc. 2004 Stock Incentive Plan.*	001-31617	10-Q	November 4, 2004	10(1)
(5) Form of Stock Option Agreement. *	001-31617	8-K/A	February 3, 2006	10(2)

(6)     Form of Aircraft Lease agreement between CFS Air, LLC and Air Logistics, L.L.C. (a Schedule I has been filed as part of this exhibit setting forth certain terms omitted from the Form of Aircraft Lease Agreement).
	001-31617	10-Q	February 9, 2006	10(2)
(7) Form of Stock Option Agreement under 2003 Nonqualified Stock Option Plan for Non-employee Directors.*	001-31617	8-K	August 7, 2006	10(3)
(8) S-92 New Helicopter Sales Agreement dated as of May 19, 2006 between Bristow Group Inc. and Sikorsky Aircraft Corporation. +	001-31617	8-K	August 8, 2006	10(1)
(9) Bristow Group Inc. Form of Severance Benefit Agreement.*	001-31617	8-K	February 22, 2007	10(1)
(10) Form of Employee Performance Restricted Stock Unit Award Letter under the Bristow Group Inc. 2004 Stock Incentive Plan. *	001-31617	8-K	May 24, 2007	10.1
(11) Form of Employee Nonqualified Stock Option Award Letter under the Bristow Group Inc. 2004 Stock Incentive Plan. *	001-31617	8-K	May 24, 2007	10.2
(12) Form of Employee Performance Restricted Stock Unit Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	May 24, 2007	10.3
(13) Form of Employee Nonqualified Stock Option Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	May 24, 2007	10.4
(14) Bristow Group Inc. 2007 Long Term Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Form DEF14A filed with the SEC on June 21, 2013). *	001-31617	DEF 14A	June 21, 2013	A
(15) Form of Employee Non-Qualified Stock Option Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	June 6, 2008	10.1
(16) Form of Employee Restricted Stock Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	June 6, 2008	10.2
(17) Form of Employee Performance Cash Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	June 6, 2008	10.3
(18) Common Stock Purchase Agreement.	001-31617	8-K	June 17, 2008	10.1
(19) Form of Outside Director Restricted Stock Unit Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	August 8, 2008	10.1
(20) Amendment to Form of Aircraft Lease agreement between CFS Air, LLC and Air Logistics, L.L.C.	001-31617	10-Q	November 5, 2008	10.2
(21) Form of Stock Option Award Letter. *	001-31617	8-K	June 10, 2009	10.1
(22) Form of Restricted Stock Award Letter. *	001-31617	8-K	June 10, 2009	10.2
(23) Form of Performance Cash Award Letter. *	001-31617	8-K	June 10, 2009	10.3
(24) Líder Aviação Holding S.A. Shareholders Agreement dated May 26, 2009. +	001-31617	10-Q	August 6, 2009	10.1
(25) Amendment No. 1 to 2007 Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	10-K	May 21, 2010	10(69)

	Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(26) Form of 2010 Stock Option Award Letter. *	001-31617	8-K	June 15, 2010	10.1
(27) Form of 2010 Restricted Stock Award Letter. *	001-31617	8-K	June 15, 2010	10.2
(28) Form of 2010 Restricted Stock (Retention) Award Letter. *	001-31617	8-K	June 15, 2010	10.3
(29) Form of 2010 Performance Cash Award Letter. *	001-31617	8-K	June 15, 2010	10.4
(30) Employment Agreement with Jonathan E. Baliff dated September 12, 2010. *	001-31617	8-K	September 12, 2010	10.1
(41) Indemnity Agreement with Stephen King.	001-31617	8-K	February 7, 2011	10.1
(32) Severance Benefits Agreement with Hilary S. Ware dated November 4, 2010. *	001-31617	8-K	May 20, 2011	10(77)
(33) Form of 2011 Stock Option Award Letter. *	001-31617	8-K	June 14, 2011	10.1
(34) Form of 2011 Restricted Stock Award Letter. *	001-31617	8-K	June 14, 2011	10.2
(35) Form of 2011 Performance Cash Award Letter. *	001-31617	8-K	June 14, 2011	10.3
(36) Bristow Group Inc. Fiscal Year 2012 Annual Incentive Compensation Plan. *	001-31617	8-K	June 14, 2011	10.4
(37) Form of Outside Director Restricted Cash Award Letter. *	001-31617	8-K	August 5, 2011	10.1
(38) Indemnity Agreement with Mathew Masters	001-31617	8-K	November 1, 2011	10.1
(39) Amended and Restated Revolving Credit and Term Loan Agreement, dated November 22, 2010	001-31617	10-Q	February 2, 2011	10.2
(40) First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 22, 2011.	001-31617	8-K	December 28, 2011	10.1
(41) Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of October 1, 2012.	001-31617	8-K	October 4, 2012	10.2
(42) Third Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of April 29, 2013.	001-31617	8-K	April 29, 2014	10.1
(43) Fourth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of March 14, 2014.	001-31617	8-K	March 14, 2014	10.1
(44) Fifth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated April 17, 2015.	001-31617	8-K	April 20, 2015	10.1
(45) Amended and Restated Severance Benefits Agreement between Bristow Group Inc. and Jeremy Akel, dated April 10, 2012. *	001-31617	8-K	April 10, 2012	10.1
(46) Indemnity Agreement with Lori Gobillot.	001-31617	8-K	May 1, 2012	10.1
(47) Form of 2012 Stock Option Award Letter. *	001-31617	8-K	May 25, 2012	10.1
(48) Form of 2012 Restricted Stock Award Letter. *	001-31617	8-K	May 25, 2012	10.2
(49) Form of 2012 Performance Cash Award Letter. *	001-31617	8-K	May 25, 2012	10.3
(50) Bristow Group Inc. Fiscal Year 2013 Annual Incentive Compensation Plan. *	001-31617	8-K	May 25, 2012	10.4
(51) Term Loan and Credit Agreement dated as of October 1, 2012.	001-31617	8-K	October 4, 2012	10.1

	Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(52) Form of Unanimous Shareholder Agreement, by and among Bristow Group Inc., Kenneth Norie, Cougar Helicopters Inc., and the other parties signatory thereto.	001-31617	8-K	October 4, 2012	10.7
(53) S-92 New Helicopter Sales Agreement dated as of November 7, 2012, between Bristow Group Inc. and Sikorsky Aircraft Corporation. +	001-31617	10-Q/A	April 8, 2013	10.1
(54) U.K. Search & Rescue Helicopter Service Contract dated as of March 26, 2013, between Bristow Helicopters and U.K. Department for Transport. +	001-31617	10-K/A	November 7, 2013	10.69
(55) Form of 2013 Stock Option Award Letter. *	001-31617	8-K	June 10, 2013	10.1
(56) Form of 2013 Restricted Stock Award Letter. *	001-31617	8-K	June 10, 2013	10.2
(57) Form of 2013 Performance Cash Award Letter. *	001-31617	8-K	June 10, 2013	10.3
(58) Bristow Group Inc. Fiscal Year 2014 Annual Incentive Compensation Plan. *	001-31617	8-K	June 10, 2013	10.4
(59) Letter regarding treatment of unvested long-term incentive plan awards.	001-31617	10-Q	November 7, 2013	10.1
(60) Retirement and Consulting Agreement, between Bristow Group Inc. and William E. Chiles, dated January 30, 2014.	001-31617	8-K	February 3, 2014	10.1
(61) Form of 2014 Restricted Stock Unit Retention Award Letter. *	001-31617	8-K	February 3, 2014	10.2
(62) Separation Agreement and Release, between Bristow Group Inc. and Mark B. Duncan, dated March 31, 2014.	001-31617	8-K	March 31, 2014	10.1
(63) John Briscoe Compensation Package. *	001-31617	8-K	June 4, 2014	10.1
(64) Summary of Terms and Conditions of Nonqualified Stock Options Award. *	001-31617	8-K	June 10, 2014	10.2
(65) Summary of Terms and Conditions of Officer Restricted Stock Unit Award. *	001-31617	8-K	June 10, 2014	10.3
(66) Summary of Terms and Conditions of Officer Performance Cash Award. *	001-31617	8-K	June 10, 2014	10.4
(67) Bristow Group Inc. Fiscal year 2015 Annual Incentive Compensation Plan. *	001-31617	8-K	June 10, 2014	10.5
(68) Supplement to Bristow Group Inc. Fiscal Year 2015 Annual Incentive Plan. *	001-31617	8-K	June 10, 2014	10.6
(69) Indemnity Agreement with David Gompert	001-31617	8-K	February 4, 2015	10.1
(70) Bristow Group Inc. Management Severance Benefits Plan for U.S. Employees. * ††
(71) Bristow Group Inc. Management Severance Benefits Plan for Non-U.S. Employees. * ††

(21)†	Subsidiaries.
(23)†	Consent of Independent Registered Public Accounting Firm.
(24)†	Powers of Attorney.
(31.1)†	Certification of Chief Executive Officer.
(31.2)†	Certification of Chief Financial Officer.
(32.1)†	Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)†	Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Compensatory Plan or Arrangement
†	Furnished herewith
††	Filed herewith
+	Confidential information has been omitted from this exhibit and filed separately with the SEC pursuant to a confidential treatment request under Rule 24(b)-2.
Agreements with respect to certain of the registrant’s long-term debt are not filed as Exhibits hereto inasmuch as the debt authorized under any such Agreement does not exceed 10% of the registrant’s total assets. The registrant agrees to furnish a copy of each such Agreement to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas on the 20th day of May, 2015.

BRISTOW GROUP INC.

By: /s/ John H. Briscoe
John H. Briscoe Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the listed capacities on the 20th day of May, 2015.

/s/ Jonathan E. Baliff	President, Chief Executive Officer
Jonathan E. Baliff	and Director

/s/ John H. Briscoe	Senior Vice President and
John H. Briscoe	Chief Financial Officer

/s/ Brian J. Allman	Vice President,
Brian J. Allman	Chief Accounting Officer

*	Director
Thomas N. Amonett

*	Director
Stephen J. Cannon

*	Director
Michael A. Flick

*	Director
Lori A. Gobillot

*	Director
Ian A. Godden

*	Director
David C. Gompert

*	Director
Stephen A. King

*	Chairman of the Board and Director
Thomas C. Knudson

*	Director
Mathew Masters

*	Director
Bruce H. Stover

/s/ E. Chipman Earle
* By: E. Chipman Earle (Attorney-in-Fact)

Index to Exhibits

		Incorporated by Reference to
	Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(2)	Share and Asset Purchase Agreement, dated as of August 31, 2012, by and among the Bristow Group Inc., Kenlor Investments Ltd., VIH Aviation Group, Ltd., VIH Helicopters USA, Inc., CGSCH Enterprises Ltd., Cougar Aviation Ltd., Cougar Helicopters Inc., BHNA Holdings Inc., Bristow Canada Holdings Inc., Bristow Canadian Real Estate Company Inc., and Kenneth Norie.	001-31617	8-K	October 4, 2012	2.1
(3)	Articles of Incorporation and By-law.
	(1) Restated Certificate of Incorporation of the Bristow Group Inc. dated August 2, 2007.	001-31617	10-Q	August 2, 2007	3.1
	(2) Amended and Restated By-laws of Bristow Group Inc.	001-31617	8-K	March 10, 2014	3.1
(4)	Instruments defining the rights of security holders, including indentures.
	(1) Registration Rights Agreement dated December 19, 1996, between the Company and Caledonia Industrial & Services Limited.	0-5232	10-Q	February 14, 1997	4(3)
	(2) Indenture, dated as of June 17, 2008, among Bristow Group Inc., the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee (the “Base Indenture”).	001-31617	8-K	June 17, 2008	4.1
	(3) First Supplemental Indenture to the 2008 Base Indenture.	001-31617	8-K	June 17, 2008	4.2
	(4) Second Supplemental Indenture to the 2008 Base Indenture.	001-31617	8-K	October 4, 2012	10.4
	(5) Third Supplemental Indenture to the 2008 Base Indenture.	001-31617	8-K	October 12, 2012	10.6
(10)	(1) Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan, as amended.*	333-100017	S-8	September 23, 2002	4.12
	(2) Offshore Logistics, Inc. Deferred Compensation Plan. *	001-31617	10-K	June 8, 2004	10(18)
	(3) Offshore Logistics, Inc. 2003 Nonqualified Stock Option Plan for Non-employee Directors. *	333-115473	S-8	May 13, 2004	4(12)
	(4) Offshore Logistics, Inc. 2004 Stock Incentive Plan.*	001-31617	10-Q	November 4, 2004	10(1)
	(5) Form of Stock Option Agreement. *	001-31617	8-K/A	February 3, 2006	10(2)

(6)     Form of Aircraft Lease agreement between CFS Air, LLC and Air Logistics, L.L.C. (a Schedule I has been filed as part of this exhibit setting forth certain terms omitted from the Form of Aircraft Lease Agreement).
		001-31617	10-Q	February 9, 2006	10(2)
	(7) Form of Stock Option Agreement under 2003 Nonqualified Stock Option Plan for Non-employee Directors.*	001-31617	8-K	August 7, 2006	10(3)
	(8) S-92 New Helicopter Sales Agreement dated as of May 19, 2006 between Bristow Group Inc. and Sikorsky Aircraft Corporation. +	001-31617	8-K	August 8, 2006	10(1)
	(9) Bristow Group Inc. Form of Severance Benefit Agreement.*	001-31617	8-K	February 22, 2007	10(1)
	(10) Form of Employee Performance Restricted Stock Unit Award Letter under the Bristow Group Inc. 2004 Stock Incentive Plan. *	001-31617	8-K	May 24, 2007	10.1

	Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(11) Form of Employee Nonqualified Stock Option Award Letter under the Bristow Group Inc. 2004 Stock Incentive Plan. *	001-31617	8-K	May 24, 2007	10.2
(12) Form of Employee Performance Restricted Stock Unit Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	May 24, 2007	10.3
(13) Form of Employee Nonqualified Stock Option Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	May 24, 2007	10.4
(14) Bristow Group Inc. 2007 Long Term Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Form DEF14A filed with the SEC on June 21, 2013). *	001-31617	DEF 14A	June 21, 2013	A
(15) Form of Employee Non-Qualified Stock Option Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	June 6, 2008	10.1
(16) Form of Employee Restricted Stock Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	June 6, 2008	10.2
(17) Form of Employee Performance Cash Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	June 6, 2008	10.3
(18) Common Stock Purchase Agreement.	001-31617	8-K	June 17, 2008	10.1
(19) Form of Outside Director Restricted Stock Unit Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	August 8, 2008	10.1
(20) Amendment to Form of Aircraft Lease agreement between CFS Air, LLC and Air Logistics, L.L.C.	001-31617	10-Q	November 5, 2008	10.2
(21) Form of Stock Option Award Letter. *	001-31617	8-K	June 10, 2009	10.1
(22) Form of Restricted Stock Award Letter. *	001-31617	8-K	June 10, 2009	10.2
(23) Form of Performance Cash Award Letter. *	001-31617	8-K	June 10, 2009	10.3
(24) Líder Aviação Holding S.A. Shareholders Agreement dated May 26, 2009. +	001-31617	10-Q	August 6, 2009	10.1
(25) Amendment No. 1 to 2007 Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	10-K	May 21, 2010	10(69)
(26) Form of 2010 Stock Option Award Letter. *	001-31617	8-K	June 15, 2010	10.1
(27) Form of 2010 Restricted Stock Award Letter. *	001-31617	8-K	June 15, 2010	10.2
(28) Form of 2010 Restricted Stock (Retention) Award Letter. *	001-31617	8-K	June 15, 2010	10.3
(29) Form of 2010 Performance Cash Award Letter. *	001-31617	8-K	June 15, 2010	10.4
(30) Employment Agreement with Jonathan E. Baliff dated September 12, 2010. *	001-31617	8-K	September 12, 2010	10.1
(41) Indemnity Agreement with Stephen King.	001-31617	8-K	February 7, 2011	10.1
(32) Severance Benefits Agreement with Hilary S. Ware dated November 4, 2010. *	001-31617	8-K	May 20, 2011	10(77)
(33) Form of 2011 Stock Option Award Letter. *	001-31617	8-K	June 14, 2011	10.1

	Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(34) Form of 2011 Restricted Stock Award Letter. *	001-31617	8-K	June 14, 2011	10.2
(35) Form of 2011 Performance Cash Award Letter. *	001-31617	8-K	June 14, 2011	10.3
(36) Bristow Group Inc. Fiscal Year 2012 Annual Incentive Compensation Plan. *	001-31617	8-K	June 14, 2011	10.4
(37) Form of Outside Director Restricted Cash Award Letter. *	001-31617	8-K	August 5, 2011	10.1
(38) Indemnity Agreement with Mathew Masters	001-31617	8-K	November 1, 2011	10.1
(39) Amended and Restated Revolving Credit and Term Loan Agreement, dated November 22, 2010	001-31617	10-Q	February 2, 2011	10.2
(40) First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 22, 2011.	001-31617	8-K	December 28, 2011	10.1
(41) Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of October 1, 2012.	001-31617	8-K	October 4, 2012	10.2
(42) Third Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of April 29, 2013.	001-31617	8-K	April 29, 2014	10.1
(43) Fourth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of March 14, 2014.	001-31617	8-K	March 14, 2014	10.1
(44) Fifth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated April 17, 2015.	001-31617	8-K	April 20, 2015	10.1
(45) Amended and Restated Severance Benefits Agreement between Bristow Group Inc. and Jeremy Akel, dated April 10, 2012. *	001-31617	8-K	April 10, 2012	10.1
(46) Indemnity Agreement with Lori Gobillot.	001-31617	8-K	May 1, 2012	10.1
(47) Form of 2012 Stock Option Award Letter. *	001-31617	8-K	May 25, 2012	10.1
(48) Form of 2012 Restricted Stock Award Letter. *	001-31617	8-K	May 25, 2012	10.2
(49) Form of 2012 Performance Cash Award Letter. *	001-31617	8-K	May 25, 2012	10.3
(50) Bristow Group Inc. Fiscal Year 2013 Annual Incentive Compensation Plan. *	001-31617	8-K	May 25, 2012	10.4
(51) Term Loan and Credit Agreement dated as of October 1, 2012.	001-31617	8-K	October 4, 2012	10.1
(52) Form of Unanimous Shareholder Agreement, by and among Bristow Group Inc., Kenneth Norie, Cougar Helicopters Inc., and the other parties signatory thereto.	001-31617	8-K	October 4, 2012	10.7
(53) S-92 New Helicopter Sales Agreement dated as of November 7, 2012, between Bristow Group Inc. and Sikorsky Aircraft Corporation. +	001-31617	10-Q/A	April 8, 2013	10.1
(54) U.K. Search & Rescue Helicopter Service Contract dated as of March 26, 2013, between Bristow Helicopters and U.K. Department for Transport. +	001-31617	10-K/A	November 7, 2013	10.69
(55) Form of 2013 Stock Option Award Letter. *	001-31617	8-K	June 10, 2013	10.1
(56) Form of 2013 Restricted Stock Award Letter. *	001-31617	8-K	June 10, 2013	10.2
(57) Form of 2013 Performance Cash Award Letter. *	001-31617	8-K	June 10, 2013	10.3

	Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(58) Bristow Group Inc. Fiscal Year 2014 Annual Incentive Compensation Plan. *	001-31617	8-K	June 10, 2013	10.4
(59) Letter regarding treatment of unvested long-term incentive plan awards.	001-31617	10-Q	November 7, 2013	10.1
(60) Retirement and Consulting Agreement, between Bristow Group Inc. and William E. Chiles, dated January 30, 2014.	001-31617	8-K	February 3, 2014	10.1
(61) Form of 2014 Restricted Stock Unit Retention Award Letter. *	001-31617	8-K	February 3, 2014	10.2
(62) Separation Agreement and Release, between Bristow Group Inc. and Mark B. Duncan, dated March 31, 2014.	001-31617	8-K	March 31, 2014	10.1
(63) John Briscoe Compensation Package. *	001-31617	8-K	June 4, 2014	10.1
(64) Summary of Terms and Conditions of Nonqualified Stock Options Award. *	001-31617	8-K	June 10, 2014	10.2
(65) Summary of Terms and Conditions of Officer Restricted Stock Unit Award. *	001-31617	8-K	June 10, 2014	10.3
(66) Summary of Terms and Conditions of Officer Performance Cash Award. *	001-31617	8-K	June 10, 2014	10.4
(67) Bristow Group Inc. Fiscal year 2015 Annual Incentive Compensation Plan. *	001-31617	8-K	June 10, 2014	10.5
(68) Supplement to Bristow Group Inc. Fiscal Year 2015 Annual Incentive Plan. *	001-31617	8-K	June 10, 2014	10.6
(69) Indemnity Agreement with David Gompert	001-31617	8-K	February 4, 2015	10.1
(70) Bristow Group Inc. Management Severance Benefits Plan for U.S. Employees. * ††
(71) Bristow Group Inc. Management Severance Benefits Plan for Non-U.S. Employees. * ††

(21)†	Subsidiaries.
(23)†	Consent of Independent Registered Public Accounting Firm.
(24)†	Powers of Attorney.
(31.1)†	Certification of Chief Executive Officer.
(31.2)†	Certification of Chief Financial Officer.
(32.1)†	Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)†	Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Compensatory Plan or Arrangement
†	Furnished herewith
††	Filed herewith
+	Confidential information has been omitted from this exhibit and filed separately with the SEC pursuant to a confidential treatment request under Rule 24(b)-2.

Agreements with respect to certain of the registrant’s long-term debt are not filed as Exhibits hereto inasmuch as the debt authorized under any such Agreement does not exceed 10% of the registrant’s total assets. The registrant agrees to furnish a copy of each such Agreement to the SEC upon request.