Form 10-Q
period 2015-06-30
Bristow Group Inc
filed 2015-08-06
CIK 73887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
☐ Yes ☑ No

Indicate the number shares outstanding of each of the issuer’s classes of Common Stock, as of July 31, 2015.
34,920,082 shares of Common Stock, $.01 par value

BRISTOW GROUP INC.
INDEX — FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements.
BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,
	2015	2014
	(Unaudited) (In thousands, except per share amounts)
Gross revenue:
Operating revenue from non-affiliates	$420,013	$415,905
Operating revenue from affiliates	20,098	21,430
Reimbursable revenue from non-affiliates	26,885	35,203
	466,996	472,538
Operating expense:
Direct cost	336,118	293,863
Reimbursable expense	26,167	32,608
Depreciation and amortization	37,146	25,334
General and administrative	61,332	60,432
	460,763	412,237

Gain (loss) on disposal of assets	(7,695)	610
Earnings from unconsolidated affiliates, net of losses	6,296	4,281
Operating income	4,834	65,192

Interest expense, net	(7,669)	(7,127)
Other income (expense), net	3,839	(1,239)
Income before provision for income taxes	1,004	56,826
Provision for income taxes	(2,633)	(11,823)
Net income (loss)	(1,629)	45,003
Net income attributable to noncontrolling interests	(1,628)	(894)
Net income (loss) attributable to Bristow Group	(3,257)	44,109
Accretion of redeemable noncontrolling interests	(6,301)	—
Net income (loss) attributable to common stockholders	$(9,558)	$44,109

Earnings (loss) per common share:
Basic	$(0.27)	$1.24
Diluted	$(0.27)	$1.23

Cash dividends declared per common share	$0.34	$0.32

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,
	2015	2014
	(Unaudited) (In thousands)
Net income (loss)	$(1,629)	$45,003
Other comprehensive income:
Currency translation adjustments	12,608	8,237
Total comprehensive income	10,979	53,240

Net income attributable to noncontrolling interests	(1,628)	(894)
Currency translation adjustments attributable to noncontrolling interests	2,106	971
Total comprehensive income attributable to noncontrolling interests	478	77
Total comprehensive income attributable to Bristow Group	11,457	53,317
Accretion of redeemable noncontrolling interests	(6,301)	—
Total comprehensive income attributable to common stockholders	$5,156	$53,317
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2015	March 31, 2015
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$120,394	$104,146
Accounts receivable from non-affiliates	252,502	250,610
Accounts receivable from affiliates	5,775	8,008
Inventories	151,947	147,169
Assets held for sale	38,636	57,827
Prepaid expenses and other current assets	60,640	70,091
Total current assets	629,894	637,851
Investment in unconsolidated affiliates	223,233	216,376
Property and equipment – at cost:
Land and buildings	199,082	171,959
Aircraft and equipment	2,453,950	2,493,869
	2,653,032	2,665,828
Less – Accumulated depreciation and amortization	(506,860)	(508,727)
	2,146,172	2,157,101
Goodwill	77,998	75,628
Other assets	165,394	143,764
Total assets	$3,242,691	$3,230,720

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$98,253	$84,193
Accrued wages, benefits and related taxes	75,557	81,648
Income taxes payable	6,488	7,926
Other accrued taxes	12,496	13,335
Deferred revenue	33,483	36,784
Accrued maintenance and repairs	30,616	23,316
Accrued interest	5,612	12,831
Other accrued liabilities	79,239	82,605
Deferred taxes	4,133	17,704
Short-term borrowings and current maturities of long-term debt	26,954	18,730
Deferred sale leaseback advance	—	55,934
Total current liabilities	372,831	435,006
Long-term debt, less current maturities	918,247	845,692
Accrued pension liabilities	101,911	99,576
Other liabilities and deferred credits	31,224	39,782
Deferred taxes	169,380	165,655
Commitments and contingencies (Note 5)
Redeemable noncontrolling interests	35,342	26,223
Stockholders’ investment:
Common stock, $.01 par value, authorized 90,000,000; outstanding: 34,918,659 as of June 30 and 34,838,374 as of March 31 (exclusive of 1,291,441 treasury shares)	376	376
Additional paid-in capital	782,620	781,837
Retained earnings	1,263,013	1,284,442
Accumulated other comprehensive loss	(255,615)	(270,329)
Treasury shares, at cost (2,756,419 shares)	(184,796)	(184,796)
Total Bristow Group stockholders’ investment	1,605,598	1,611,530
Noncontrolling interests	8,158	7,256
Total stockholders’ investment	1,613,756	1,618,786
Total liabilities, redeemable noncontrolling interests and stockholders’ investment	$3,242,691	$3,230,720
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three Months Ended June 30,
	2015	2014
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net income (loss)	$(1,629)	$45,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,146	25,334
Deferred income taxes	(7,293)	8,406
Write-off of deferred financing fees	—	164
Discount amortization on long-term debt	918	1,055
(Gain) loss on disposal of assets	7,695	(610)
Impairments of inventories	5,439	—
Stock-based compensation	3,967	4,187
Equity in earnings from unconsolidated affiliates in excess of dividends received	(5,530)	(4,281)
Tax benefit related to stock-based compensation	(337)	(166)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	6,329	(972)
Inventories	(4,872)	(11,033)
Prepaid expenses and other assets	(17,582)	(1,850)
Accounts payable	14,830	7,511
Accrued liabilities	(20,243)	(23,027)
Other liabilities and deferred credits	(2,901)	(12,376)
Net cash provided by operating activities	15,937	37,345
Cash flows from investing activities:
Capital expenditures	(67,777)	(200,447)
Proceeds from asset dispositions	9,301	6,643
Net cash used in investing activities	(58,476)	(193,804)
Cash flows from financing activities:
Proceeds from borrowings	364,774	148,044
Repayment of debt	(285,589)	(35,848)
Partial prepayment of put/call obligation	(14)	(15)
Acquisition of noncontrolling interest	(2,000)	—
Payment of contingent consideration	(8,000)	—
Repurchase of common stock	—	(20,157)
Common stock dividends paid	(11,871)	(11,353)
Issuance of common stock	—	975
Tax benefit related to stock-based compensation	337	166
Net cash provided by financing activities	57,637	81,812
Effect of exchange rate changes on cash and cash equivalents	1,150	4,110
Net increase (decrease) in cash and cash equivalents	16,248	(70,537)
Cash and cash equivalents at beginning of period	104,146	204,341
Cash and cash equivalents at end of period	$120,394	$133,804
Cash paid during the period for:
Interest	$16,655	$14,927
Income taxes	$7,365	$8,767
Supplemental disclosure for non-cash investing activities:
Completion of deferred sale leaseback	$(74,480)	$—
Deferred sale leaseback advance	$18,285	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interests
(Unaudited)
(In thousands, except share amounts)

		Total Bristow Group Stockholders’ Investment
	Redeemable Noncontrolling Interests	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Investment
March 31, 2015	$26,223	$376	34,838,374	$781,837	$1,284,442	$(270,329)	$(184,796)	$7,256	$1,618,786
Issuance of common stock	—	—	80,285	2,783	—	—	—	—	2,783
Acquisition of noncontrolling interests	—	—	—	(2,000)	—	—	—	—	(2,000)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	(14)	(14)
Common stock dividends ($0.34 per share)	—	—	—	—	(11,871)	—	—	—	(11,871)
Currency translation adjustments	1,432	—	—	—	—	—	—	674	674
Net income (loss)	1,386	—	—	—	(3,257)	—	—	242	(3,015)
Accretion of noncontrolling interests	6,301	—	—	—	(6,301)	—	—	—	(6,301)
Other comprehensive income	—	—	—	—	—	14,714	—	—	14,714
June 30, 2015	$35,342	$376	34,918,659	$782,620	$1,263,013	$(255,615)	$(184,796)	$8,158	$1,613,756

		Total Bristow Group Stockholders’ Investment
	Redeemable Noncontrolling Interests	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Investment
March 31, 2014	$22,283	$373	35,708,469	$762,813	$1,245,220	$(156,506)	$(103,965)	$8,651	$1,756,586
Issuance of common stock	—	1	120,402	5,105	—	—	—	—	5,106
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	(15)	(15)
Repurchases of common stock	—	—	(270,598)	—	—	—	(20,157)	—	(20,157)
Common stock dividends ($0.32 per share)	—	—	—	—	(11,353)	—	—	—	(11,353)
Currency translation adjustments	586	—	—	—	—	—	—	385	385
Net income	1,376	—	—	—	44,109	—	—	(482)	43,627
Other comprehensive loss	—	—	—	—	—	9,208	—	—	9,208
June 30, 2014	$24,245	$374	35,558,273	$767,918	$1,277,976	$(147,298)	$(124,122)	$8,539	$1,783,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — BASIS OF PRESENTATION, CONSOLIDATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The condensed consolidated financial statements include the accounts of Bristow Group Inc. and its consolidated entities (“Bristow Group”, the “Company”, “we”, “us”, or “our”) after elimination of all significant intercompany accounts and transactions. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ending March 31, 2016 is referred to as “fiscal year 2016”. Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, the information contained in the following notes to condensed consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and related notes thereto contained in our fiscal year 2015 Annual Report (the “fiscal year 2015 Financial Statements”). Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the entire fiscal year.
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated balance sheet of the Company as of June 30, 2015 and the consolidated statements of operations, comprehensive income and cash flows for the three months ended June 30, 2015 and 2014.
Foreign Currency
During the three months ended June 30, 2015 and 2014, our primary foreign currency exposure was to the British pound sterling, the euro, the Australian dollar, the Norwegian kroner and the Nigerian naira. The value of these currencies has fluctuated relative to the U.S. dollar as indicated in the following table:

	Three Months Ended June 30,
	2015	2014
One British pound sterling into U.S. dollars
High	1.59	1.71
Average	1.53	1.68
Low	1.46	1.66
At period-end	1.57	1.71
One euro into U.S. dollars
High	1.14	1.39
Average	1.11	1.37
Low	1.06	1.35
At period-end	1.11	1.37
One Australian dollar into U.S. dollars
High	0.81	0.94
Average	0.78	0.93
Low	0.76	0.92
At period-end	0.77	0.94
One Norwegian kroner into U.S. dollars
High	0.1370	0.1753
Average	0.1291	0.1717
Low	0.1234	0.1638
At period-end	0.1267	0.1649
One Nigerian naira into U.S. dollars
High	0.0051	0.0063
Average	0.0051	0.0062
Low	0.0050	0.0061
At period-end	0.0050	0.0062
_____________
Source: Bank of England and Oanda.com

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Other income (expense), net, in our condensed consolidated statements of operations includes foreign currency transaction gains of $3.9 million and foreign currency transaction losses of $0.4 million for the three months ended June 30, 2015 and 2014, respectively. The gains for the three months ended June 30, 2015 were primarily driven by the changes in the British pound sterling to U.S. dollar exchange rate.
Our earnings from unconsolidated affiliates, net of losses, are also affected by the impact of changes in foreign currency exchange rates on the reported results of our unconsolidated affiliates. During the three months ended June 30, 2015 and 2014, earnings from unconsolidated affiliates, net of losses, increased $1.7 million and $0.4 million, respectively, as a result of the impact of changes in foreign currency exchange rates on the earnings of our unconsolidated affiliates, primarily the impact of changes in the Brazilian real to U.S. dollar exchange rate on earnings for our affiliate in Brazil. The value of the Brazilian real has fluctuated relative to the U.S. dollar as indicated in the following table:

	Three Months Ended June 30,
	2015	2014
One Brazilian real into U.S. dollars
High	0.3435	0.4572
Average	0.3258	0.4493
Low	0.3108	0.4391
At period-end	0.3184	0.4538
_____________
Source: Oanda.com
We estimate that the fluctuation of currencies versus the same period in the prior fiscal year had the following effect on our financial condition and results of operations (in thousands):

Three Months Ended June 30, 2015
Revenue	$(40,068)
Operating expense	33,957
Earnings from unconsolidated affiliates, net of losses	1,386
Non-operating expense	4,255
Income before provision for income taxes	(470)
Provision for income taxes	108
Net income	(362)
Cumulative translation adjustment	14,714
Total stockholders’ investment	$14,352
Revenue Recognition
In general, we recognize revenue when it is both realized or realizable and earned. We consider revenue to be realized or realizable and earned when the following conditions exist: there is persuasive evidence of an arrangement, generally a client contract exists; the services or products have been performed or delivered to the client; the sales price is fixed or determinable; and collection has occurred or is probable. More specifically, revenue from helicopter services is recognized based on contractual rates as the related services are performed. The charges under these contracts are generally based on a two-tier rate structure consisting of a daily or monthly fixed fee plus additional fees for each hour flown. These contracts are for varying periods and generally permit the client to cancel the contract before the end of the term. We also provide services to clients on an “ad hoc” basis, which usually entails a shorter contract notice period and duration. The charges for ad hoc services are based on an hourly rate or a daily or monthly fixed fee plus additional fees for each hour flown. In order to offset potential increases in operating costs, our long-term contracts may provide for periodic increases in the contractual rates charged for our services. We recognize the impact of these rate increases when the criteria outlined above have been met. This generally includes written recognition from the clients that they are in agreement with the amount of the rate escalation. Cost reimbursements from clients are recorded as reimbursable revenue with the related reimbursed costs recorded as reimbursable expense on our condensed consolidated statements of operations.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Bristow Academy, our helicopter training unit, primarily earns revenue from military training, flight training provided to individual students and ground school courses. We recognize revenue from these sources using the same revenue recognition principles described above as services are provided. We consider revenue to be realized or realizable and earned when the following conditions exist: there is persuasive evidence of an arrangement (generally a contract exists); the services have been performed or delivered to the client or student; the sales price is fixed and determinable; and collection has occurred or is probable.
Eastern Airways International Limited ("Eastern Airways") and Capiteq Limited, operating under the name Airnorth, primarily earn revenue through charter and scheduled airline services and provision of airport services (Eastern Airways only). Both chartered and scheduled revenue is recognized net of passenger taxes and discounts. Revenue is recognized at the earlier of the period in which the service is provided or the period in which the right to travel expires, which is determined by the terms and conditions of the ticket. Ticket sales are recorded within deferred revenue in accordance with the above policy. Airport services revenue is recognized when earned.
Interest Expense, Net
During the three months ended June 30, 2015 and 2014, interest expense, net consisted of the following (in thousands):

	Three Months Ended June 30,
	2015	2014
Interest income	$221	$236
Interest expense	(7,890)	(7,363)
Interest expense, net	$(7,669)	$(7,127)
Interest expense for the three months ended June 30, 2014 includes the write-off of $0.2 million of deferred financing fees related to the repurchase of $11.3 million of our 6 ¼% Senior Notes due 2022 (the “6 ¼% Senior Notes”). For further details on the repurchase of the 6 ¼% Senior Notes, see Note 3.
Other Income (Expense), Net
In addition to foreign currency transaction gains (losses) discussed above, other income (expense), net includes expenses of $0.9 million related to premiums paid as a result of the repurchase of a portion of the 6 ¼% Senior Notes during the three months ended June 30, 2014.
Accretion of Redeemable Noncontrolling Interests
Accretion of redeemable noncontrolling interests of $6.3 million for the three months ended June 30, 2015 relates to put arrangements whereby the noncontrolling interest holders may require us to redeem the remaining shares of Airnorth and Eastern Airways at a formula-based amount that is not considered fair value. Redeemable noncontrolling interest is adjusted each period for comprehensive income, dividends attributable to the noncontrolling interest and changes in ownership interest, if any. Additionally, at each period we are required to compare the redemption amount to the carrying value and, if the redemption amount is in excess of the carrying value, we adjust the carrying value to the redemption amount with a corresponding charge directly to retained earnings.  While this charge does not impact net income (loss), it does result in a reduction of income (loss) available to common shareholders in the calculation of diluted earnings (loss) per share (see Note 8). As of June 30, 2015, we calculated the redemption amounts for Airnorth and Eastern Airways were above the carrying values and recorded adjustments of $1.2 million and $5.1 million, respectively, as an increase in redeemable noncontrolling interest and a decrease in retained earnings.
Accounts Receivable
As of June 30 and March 31, 2015, the allowance for doubtful accounts for non-affiliates was $5.1 million and $0.9 million, respectively. There were no allowances for doubtful accounts related to accounts receivable due from affiliates as of June 30 and March 31, 2015. The increase in the allowance for doubtful accounts for non-affiliates related to amounts due from two clients in Nigeria where we no longer believe it is probable of collection.
Inventories
As of June 30 and March 31, 2015, inventories were net of allowances of $48.1 million and $45.4 million, respectively. During the three months ended June 30, 2015, we increased our inventory allowance by $5.4 million as a result of our review of excess inventory on aircraft model types we plan to exit by the end of the fiscal year.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Prepaid Expenses and Other Current Assets
As of June 30 and March 31, 2015, prepaid expenses and other current assets included the short-term portion of contract acquisition and pre-operating costs totaling $13.1 million and $8.9 million, respectively, related to the search and rescue (“SAR”) contracts in the U.K. and a client contract in Norway, which are recoverable under the contracts and will be expensed over the terms of the contract. For the three months ended June 30, 2015, we have expensed $1.0 million due to the start-up of some of these contracts.
Other Assets
As of June 30 and March 31, 2015, other assets included the long-term portion of contract acquisition and pre-operating costs totaling $48.2 million and $42.4 million, respectively, related to the SAR contracts in the U.K. and a client contract in Norway, which are recoverable under the contract and will be expensed over the terms of the contracts.
Property and Equipment and Assets Held for Sale

During the three months ended June 30, 2015 and 2014, we made capital expenditures as follows:

	Three Months Ended June 30,
	2015	2014
Number of aircraft delivered:
Medium	1	3
Large	1	6
Total aircraft	2	9
Capital expenditures (in thousands):
Aircraft and related equipment (1)	$40,462	$172,098
Other	27,315	28,349
Total capital expenditures	$67,777	$200,447
_____________

(1)
During the three months ended June 30, 2015 and 2014, we spent $28.3 million and $161.0 million, respectively, on construction in progress, which primarily represents progress payments on aircraft to be delivered in future periods.

The following table presents details on the aircraft sold or disposed of and impairments on assets held for sale during the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	2014
	(In thousands, except for number of aircraft)

Number of aircraft sold or disposed of	9	4
Proceeds from sale or disposal of assets	$9,301	$6,643
Gain from sale or disposal of assets	$2,167	$3,189

Number of aircraft impaired	9	4
Impairment charges on aircraft held for sale	$9,862	$2,579
During the three months ended June 30, 2015, we recorded accelerated depreciation of $10.5 million on fourteen medium, four large and one fixed wing aircraft operating in our Americas, Africa and Asia Pacific regions as management made the decision to exit these model types earlier than originally anticipated. We expect to record an additional $9.8 million in depreciation expense over the remainder of fiscal year 2016 relating to this change in fleet exit timing.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Goodwill
Subsequent to June 30, 2015, our stock price declined to a level where our total market capitalization was less than our net asset value per share, which will require us to analyze goodwill for impairment during the three months ending September 30, 2015 and could result in an impairment charge as of September 30, 2015 or in subsequent periods.
Deferred Sale Leaseback Advance
As of March 31, 2015, we had a total deferred sale leaseback advance asset of $55.9 million, which was included in deferred sale leaseback advance on our condensed consolidated balance sheet. During fiscal year 2014, we received payment of approximately $106.1 million for progress payments we had made on seven aircraft under construction, and we assigned any future payments due on these construction agreements to the purchaser. As we had the obligation and intent to lease the aircraft back from the purchaser upon completion, we recorded a liability equal to the cash received and additional payments made by the purchaser totaling $147.4 million, with a corresponding increase to construction in progress. During fiscal year 2015, we took delivery and entered into leases for five of the aircraft and removed a total of $183.7 million and $182.6 million, respectively, from construction in progress and deferred sale leaseback advance on our condensed consolidated balance sheet. During the three months ended June 30, 2015, we took delivery and entered into leases for the remaining two aircraft and removed a total of $75.8 million and $74.3 million, respectively, from construction in progress and deferred sale leaseback advance on our consolidated balance sheet. As of June 30, 2015, the construction in progress and deferred sale leaseback advance liability related to these deferred sale leaseback transactions were removed from our condensed consolidated balance sheet.
Recent Accounting Pronouncement
We consider the applicability and impact of all accounting standard updates (“ASUs”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued accounting guidance on revenue recognition for revenue from contracts with customers. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance when it becomes effective. This new standard was effective for annual reporting periods beginning after December 15, 2016. However, in July 2015, the FASB approved the deferral of the effective date of the revenue recognition standard permitting public entities to apply the new revenue standard to annual reporting periods beginning after December 15, 2017. Early application is permitted but not before the original effective date of December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect this standard will have on our financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
In February 2015, the FASB issued accounting guidance which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The guidance amends the criteria for determining which entities are considered VIEs and amends the criteria for determining if a service provider possesses a variable interest in a VIE. This pronouncement is effective for annual and interim periods in fiscal years beginning after December 15, 2015.  Early adoption is permitted, including adoption in an interim period.  A reporting entity may apply the amendments using a modified retrospective approach or a full retrospective application.  We have not yet determined the effect, if any, of the standard on our consolidated financial statements.
In April 2015, the FASB issued accounting guidance relating to the presentation of debt issuance costs. The intent is to simplify the presentation of debt issuance costs by requiring entities to record debt issuance costs on the balance sheet as a direct deduction from the carrying amount of the related debt liability, similar to debt discounts or premiums. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and early adoption is permitted. We do not believe adoption of this new guidance will have a significant impact on our consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 2 — VARIABLE INTEREST ENTITIES
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
As of June 30, 2015, we had interests in four VIEs of which we were the primary beneficiary, which are described below, and had no interests in VIEs of which we were not the primary beneficiary. See Note 3 to the fiscal year 2015 Financial Statements for a description of other investments in significant affiliates.
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
In addition to our ownership of 49% of Bristow Aviation’s outstanding ordinary shares, in May 2004, we acquired eight million shares of deferred stock, essentially a subordinated class of stock with no voting rights, from Bristow Aviation for £1 per share ($14.4 million in total). We also have £91.0 million ($143.1 million) principal amount of subordinated unsecured loan stock (debt) of Bristow Aviation bearing interest at an annual rate of 13.5% and payable semi-annually. Payment of interest on such debt has been deferred since its incurrence in 1996. Deferred interest accrues at an annual rate of 13.5% and aggregated $1.5 billion as of June 30, 2015.
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
Furthermore, the call option provides a mechanism whereby the economic risk for the other investors is limited should the financial condition of Bristow Aviation deteriorate. The call option price is the nominal value of the ordinary shares held by the noncontrolling shareholders (£1.0 million as of June 30, 2015) plus an annual guaranteed rate of return less any prepayments of such call option price and any dividends paid on the shares concerned. We can elect to pre-pay the guaranteed return element of the call option price wholly or in part without exercising the call option. No dividends have been paid by Bristow Aviation. We have accrued the annual return due to the other shareholders at a rate of sterling LIBOR plus 3% (prior to May 2004, the rate was fixed at 12%) by recognizing noncontrolling interest expense on our condensed consolidated statements of operations, with a corresponding increase in noncontrolling interest on our condensed consolidated balance sheets. Prepayments of the guaranteed return element of the call option are reflected as a reduction in noncontrolling interest on our condensed consolidated balance sheets. The other investors have an option to put their shares in Bristow Aviation to us. The put option price is calculated in the same way as the call option price except that the guaranteed rate for the period to April 2004 was 10% per annum. If the put option is exercised, any pre-payments of the call option price are set off against the put option price.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Bristow Aviation and its subsidiaries are exposed to similar operational risks and are therefore monitored and evaluated on a similar basis by management. Accordingly, the financial information reflected on our condensed consolidated balance sheets and statements of operations for Bristow Aviation and subsidiaries is presented in the aggregate, including intercompany amounts with other consolidated entities, as follows (in thousands):

	June 30, 2015	March 31, 2015
Assets
Cash and cash equivalents	$101,968	$91,190
Accounts receivable	548,317	521,989
Inventories	108,878	100,065
Prepaid expenses and other current assets	47,440	42,659
Total current assets	806,603	755,903
Investment in unconsolidated affiliates	183	64
Property and equipment, net	256,591	243,357
Goodwill	62,767	61,242
Other assets	88,687	78,637
Total assets	$1,214,831	$1,139,203
Liabilities
Accounts payable	$446,428	$379,357
Accrued liabilities	170,819	154,306
Accrued interest	1,538,961	1,489,369
Deferred taxes	—	1,128
Current maturities of long-term debt	9,454	9,643
Total current liabilities	2,165,662	2,033,803
Long-term debt, less current maturities	174,375	168,245
Accrued pension liabilities	101,911	99,576
Other liabilities and deferred credits	11,197	11,948
Deferred taxes	13,950	14,457
Temporary equity	35,342	26,223
Total liabilities	$2,502,437	$2,354,252

	Three Months Ended June 30,
	2015	2014
Revenue	$386,771	$383,817
Operating income (loss)	(17,743)	16,700
Net loss	(64,777)	(37,581)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Bristow Helicopters Nigeria Ltd. — Bristow Helicopters Nigeria Ltd. (“BHNL”) is a joint venture in Nigeria in which Bristow Helicopters owned a 48% interest, a Nigerian company owned 100% by Nigerian employees owned a 50% interest and an employee trust fund owned the remaining 2% interest as of June 30, 2015. BHNL provides helicopter services to clients in Nigeria.
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
Pan African Airlines Nigeria Ltd. — Pan African Airlines Nigeria Ltd. (“PAAN”) is a joint venture in Nigeria with local partners in which we own a 50.17% interest. PAAN provides helicopter services to clients in Nigeria.
The activities that most significantly impact PAAN’s economic performance relate to the day-to-day operation of PAAN, setting the operating and capital budgets and strategic decisions regarding the potential expansion of PAAN’s operations. Throughout the history of PAAN, our representation on the board and our secondment to PAAN of its managing director has enabled us to direct the key operational decisions of PAAN (without objection from the other board members). We have also historically provided subordinated financial support to PAAN. As we have the power to direct the most significant activities affecting the economic performance and ongoing success of PAAN and hold a variable interest in the form of our equity investment and working capital infusions, we consolidate PAAN as the primary beneficiary. However, as long as we own a majority interest in PAAN, the separate presentation of financial information in a tabular format for PAAN is not required.
Note 3 — DEBT
Debt as of June 30 and March 31, 2015 consisted of the following (in thousands):

	June 30, 2015	March 31, 2015
6¼% Senior Notes due 2022	$401,535	$401,535
Term Loan	346,084	222,179
3% Convertible Senior Notes due 2038, including zero and $0.9 million of unamortized discount, respectively	1,869	114,109
Revolving Credit Facility	155,000	83,800
Airnorth debt	21,929	23,119
Eastern Airways debt	18,784	19,680
Total debt	945,201	864,422
Less short-term borrowings and current maturities of long-term debt	(26,954)	(18,730)
Total long-term debt	$918,247	$845,692
3% Convertible Senior Notes due 2038 — During June 2015, we repurchased $113.1 million of the $115 million principal amount of our 3% Convertible Senior Notes due 2038 (the “3% Convertible Senior Notes”) from holders that exercised their right to require us to repurchase their notes on the first put date of June 15, 2015. We funded this repurchase using borrowings on our Revolving Credit Facility. On July 13, 2015, we issued a notice to the holders of the remaining $1.9 million principal amount of notes that we are redeeming the remaining notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date of August 14, 2015. The notes may be converted at any time before the

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

close of business on August 13, 2015, the business day immediately preceding the redemption date. The notes are convertible into shares of common stock at a rate of 13.8373 shares per $1,000 principal amount of notes. We will satisfy our conversion obligation by delivering cash up to the principal amount of the notes surrendered for conversion and shares for the remainder of its conversion value, if any. As of June 30, 2015, the conversion value of the 3% Convertible Senior Notes did not exceed the principal balance. For further details on the 3% Convertible Senior Notes, see Note 5 to the fiscal year 2015 financial statements.
The balances of the debt and equity components of the 3% Convertible Senior Notes as of each period presented are as follows (in thousands):

	June 30, 2015	March 31, 2015
Equity component – net carrying value	$14,905	$14,905
Debt component:
Face amount due at maturity	$1,869	$115,000
Unamortized discount	—	(891)
Debt component – net carrying value	$1,869	$114,109
The debt discount was amortized into interest expense over the expected remaining life of the 3% Convertible Senior Notes to June 2015 (the first put date) using the effective interest rate. The effective interest rate for the three months ended June 30, 2015 and 2014 was 6.9%. Interest expense related to our 3% Convertible Senior Notes for the three months ended June 30, 2015 and 2014 was as follows (in thousands):

	Three Months Ended June 30,
	2015	2014
Contractual coupon interest	$718	$863
Amortization of debt discount	891	1,019
Total interest expense	$1,609	$1,882
Term Loan and Revolving Credit Facility — On April 17, 2015, we entered into the fifth amendment to the Amended and Restated Credit Agreement (the “Fifth Amendment”). The Fifth Amendment, among other things (a) increased the commitments under the Revolving Credit Facility from $350 million to $400 million (b) increased the Term Loan borrowings from approximately $222.6 million to $350.0 million and (c) permits the us to incur additional credit facility debt to refinance the existing 3% Convertible Senior Notes. For further details on the Revolving Credit Facility and Term Loan, see Note 5 to the fiscal year 2015 Financial Statements. During the three months ended June 30, 2015, we had borrowings of $237.4 million and made payments of $166.2 million under the Revolving Credit Facility. Additionally, we paid $3.5 million to reduce our borrowings under the Term Loan. As of June 30, 2015, we had $0.5 million in letters of credit outstanding under the Revolving Credit Facility.
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
The following table summarizes the assets as of June 30, 2015, valued at fair value on a non-recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2015	Total Loss for the Three Months Ended June 30, 2015
Inventories	$—	$13,922	$—	$13,922	$(5,439)
Assets held for sale	—	35,523	—	35,523	(9,862)
Total assets	$—	$49,445	$—	$49,445	$(15,301)
The following table summarizes the assets as of June 30, 2014, valued at fair value on a non-recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2014	Total Loss for the Three Months Ended June 30, 2014
Assets held for sale	$—	$6,400	$—	$6,400	$(2,579)
Total assets	$—	$6,400	$—	$6,400	$(2,579)
The fair value of inventories using Level 2 inputs is determined by evaluating the current economic conditions for sale and disposal of spare parts, which includes estimates as to the recoverability of the carrying value of the parts based on historical experience with sales and disposal of similar spare parts, the expected timeframe of sales or disposals, the location of the spare parts to be sold and the condition of the spare parts to be sold or otherwise disposed of. The fair value of assets held for sale using Level 2 inputs is determined through evaluation of expected sales proceeds for aircraft. This analysis includes estimates based on historical experience with sales, recent transactions involving similar assets, quoted market prices for similar assets and condition and location of aircraft to be sold or otherwise disposed of. The loss for the three months ended June 30, 2015 related to nine aircraft held for sale and the loss for the three months ended June 30, 2014 related to four aircraft held for sale.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Recurring Fair Value Measurements
The following table summarizes the financial instruments we had as of June 30, 2015, valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2015	Balance Sheet Classification
Rabbi Trust investments	$2,381	$—	$—	$2,381	Other assets
Total assets	$2,381	$—	$—	$2,381

Contingent consideration: (1)
Current	$—	$—	$26,314	$26,314	Other accrued liabilities
Long-term	—	—	5,089	5,089	Other liabilities and deferred credits
Total liabilities	$—	$—	$31,403	$31,403
______________

(1)
Relates to our investment in Cougar Helicopters Inc. (“Cougar”) totaling $24.8 million and the acquisition of Capiteq Limited, operating under the name of Airnorth, totaling $6.6 million. For further details on Cougar and Airnorth, see Notes 2 and 3 to the fiscal year 2015 Financial Statements.

The following table summarizes the financial instruments we had as of March 31, 2015, valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2015	Balance Sheet Classification
Rabbi Trust investments	$2,379	$—	$—	$2,379	Other assets
Total assets	$2,379	$—	$—	$2,379

Contingent consideration: (1)
Current	$—	$—	$33,938	$33,938	Other accrued liabilities
Long-term	—	—	4,967	4,967	Other liabilities and deferred credits
Total liabilities	$—	$—	$38,905	$38,905
_____________

(1)
Relates to our investment in Cougar totaling $32.5 million and Airnorth totaling $6.4 million. For further details on Cougar and Airnorth, see Notes 2 and 3 to the fiscal year 2015 Financial Statements.

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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table provides a rollforward of the contingent consideration liability Level 3 fair value measurements during the three months ended June 30, 2015 (in thousands):

Significant Unobservable Inputs (Level 3)
Balance as of March 31, 2015	$38,905
Change in fair value of contingent consideration	498
Payment of Cougar second year earn-out	(8,000)
Balance as of June 30, 2015	$31,403
We assess the estimated fair value of the contractual obligation to pay the contingent consideration on a quarterly basis and any changes in estimated fair value are recorded as accretion expense included in depreciation and amortization on our condensed consolidated statements of operations. Fluctuations in the fair value of contingent consideration are impacted by two unobservable inputs, management's estimate of the probability of Cougar or Airnorth achieving certain agreed performance targets and the estimated discount rate. As of June 30 and March 31, 2015, the discount rate approximated 4% for the contingent consideration related to Cougar and 2% for the contingent consideration related to Airnorth.
Fair Value of Debt
The fair value of our debt has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on quoted market prices. The carrying and fair value of our long-term debt, including the current portion, are as follows (in thousands):

	June 30, 2015		March 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
6¼% Senior Notes	$401,535	$397,520	$401,535	$381,458
Term Loan	346,084	346,084	222,179	222,179
3% Convertible Senior Notes	1,869	1,866	114,109	115,288
Revolving Credit Facility	155,000	155,000	83,800	83,800
Airnorth debt	21,929	21,929	23,119	23,119
Eastern Airways debt	18,784	18,784	19,680	19,680
	$945,201	$941,183	$864,422	$845,524
Other
The fair values of our cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of these items.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 5 — COMMITMENTS AND CONTINGENCIES
Aircraft Purchase Contracts — As shown in the table below, we expect to make additional capital expenditures over the next five fiscal years to purchase additional aircraft. As of June 30, 2015, we had 46 aircraft on order and options to acquire an additional 21 aircraft. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order will provide incremental fleet capacity in terms of revenue and operating income. As discussed in the fiscal year 2015 Financial Statements, we were awarded a contract to provide civilian SAR services for all of the U.K. The SAR configured aircraft on order in the table below are intended to service this contract and other SAR contracts.

	Nine Months Ending March 31, 2016	Fiscal Year Ending March 31,
		2017	2018	2019	2020 and thereafter	Total
Commitments as of June 30, 2015: (1)
Number of aircraft:
Medium	10	—	—	—	—	10
Large (2)	7	6	8	4	3	28
SAR configured	4	4	—	—	—	8
	21	10	8	4	3	46
Related expenditures (in thousands)(3)
Medium and large	$244,379	$112,547	$108,094	$58,946	$31,550	$555,516
SAR configured	56,778	58,428	—	—	—	115,206
	$301,157	$170,975	$108,094	$58,946	$31,550	$670,722
Options as of June 30, 2015: (2)
Number of aircraft:
Medium	—	2	7	—	—	9
Large (2)	—	5	7	—	—	12
	—	7	14	—	—	21

Related expenditures (in thousands)(3)	$46,180	$202,279	$184,692	$—	$—	$433,151
_____________

(1)	Signed client contracts are currently in place that will utilize 11 of these aircraft.

(2)	Seventeen large aircraft on order expected to enter service between fiscal years 2017 and 2020 are subject to the successful development and certification of the aircraft.

(3)	Includes progress payments on aircraft scheduled to be delivered in future periods.
The following chart presents an analysis of our aircraft orders and options during the three months ended June 30, 2015:

	Orders	Options
Beginning of period	45	30
Aircraft delivered	(2)	—
Exercised options	3	(3)
Expired options	—	(6)
End of period	46	21
We periodically purchase aircraft for which we have no orders.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Operating Leases — We have non-cancelable operating leases in connection with the lease of certain equipment, land and facilities, including leases for aircraft. Rental expense incurred under all operating leases was $53.9 million and $33.1 million for the three months ended June 30, 2015 and 2014, respectively, which includes rental expense incurred under operating leases for aircraft of $46.6 million and $26.4 million, respectively.
We did not enter into any sale leasebacks during the three months ended June 30, 2015 and 2014.
The aircraft leases range from base terms of up to 180 months with renewal options of up to 240 months in some cases, include purchase options upon expiration and some include early purchase options. The leases contain terms customary in transactions of this type, including provisions that allow the lessor to repossess the aircraft and require us to pay a stipulated amount if we default on our obligations under the agreements. The following is a summary of the terms related to aircraft leased under operating leases with original or remaining terms in excess of one year as of June 30, 2015:

End of Lease Term	Number of Aircraft	Monthly Lease Payments (in thousands)
Nine months ending March 31, 2016 to fiscal year 2017	12	$1,680
Fiscal year 2018 to fiscal year 2020	48	9,294
Fiscal year 2021 to fiscal year 2024	24	2,703
	84	$13,677

Employee Agreements — Approximately 47% of our employees are represented by collective bargaining agreements and/or unions with 20% of these employees being represented by collective bargaining agreements and/or unions that have expired or will expire in one year. These agreements generally include annual escalations of up to 6%. Periodically, certain groups of our employees who are not covered by a collective bargaining agreement consider entering into such an agreement. We also have employment agreements with members of senior management.
Separation Programs — In March 2015, we offered a voluntary separation program (“VSP”) to certain employees as part of our ongoing efforts to improve efficiencies and reduce costs. The VSP was offered to approximately 2,888 employees and 137 employees accepted prior to the expiration of the offers, the date of which varied by region. We will recognize the expense related to their termination benefits over their remaining service period, which we estimate will be $7.2 million through May 2017. During the three months ended June 30, 2015, we recognized $6.4 million in severance expense as a result of the VSP, $5.8 million of which is included in direct cost and $0.6 million in general administrative expense. Additionally, beginning in March 2015, we initiated involuntary separation programs (“ISPs”) in certain regions. During the three months ended June 30, 2015, we recognized $1.6 million in severance expense as a result of the ISPs, $0.5 million of which is included in direct cost and $1.1 million in general administrative expense. In July 2015, we took further action in response to weakened market conditions, initiating an ISP in the Europe Caspian region. We expect to incur approximately $5.0 million in severance expense related to this plan over the remainder of fiscal year 2016.
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
Other Purchase Obligations — As of June 30, 2015, we had $325.8 million of other purchase obligations representing unfilled purchase orders for aircraft parts, commitments associated with upgrading facilities at our bases and non-cancelable power-by-the-hour maintenance commitments.
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
A loss contingency is reasonably possible if the contingency has a more than remote but less than probable chance of occurring. Although management believes that there is no clear requirement to pay amounts at this time and that positions exist suggesting that no further amounts are currently due, it is reasonably possible that a loss could occur for which we have estimated a maximum loss at June 30, 2015 to be approximately $6 million to $9 million.
We are a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.
Note 6 — TAXES
In accordance with GAAP, we estimate the full-year effective tax rate from continuing operations and apply this rate to our year-to-date income from continuing operations. In addition, we separately calculate the tax impact of unusual or infrequent items, if any. The tax impacts of such unusual or infrequent items are treated discretely in the quarter in which they occur. During the three months ended June 30, 2015 and 2014, our effective tax rate was 262.3% and 20.8%, respectively.
The relationship between our provision for or benefit from income taxes and our pre-tax book income can vary significantly from period to period considering, among other factors, (a) the overall level of pre-tax book income, (b) changes in the blend of income that is taxed based on gross revenues or at high effective tax rates versus pre-tax book income or at low effective tax rates and (c) our geographical blend of pre-tax book income. Consequently, our income tax expense does not change proportionally with our pre-tax book income. Significant decreases in our pre-tax book income typically result in higher effective tax rates, while significant increases in pre-tax book income can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above. The increase in our effective tax rate (excluding discrete items) for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 primarily related to an increase in the blend of income taxed in relatively high taxed jurisdictions versus low taxed jurisdictions. Additionally, during the three months ended June 30, 2015, we increased our valuation allowance by $2.0 million which also increased our effective tax rate.
As of June 30, 2015, there were $5.1 million of unrecognized tax benefits, all of which would have an impact on our effective tax rate if recognized except for items with indemnities. The uncertain tax benefits relate to pre-acquisition tax matters for the February 2014 acquisition of the 60% interest in Eastern Airways and are the subject of an indemnity, for which a corresponding indemnity asset has been established in the amount of $4.2 million.
Note 7 — EMPLOYEE BENEFIT PLANS
Pension Plans
The following table provides a detail of the components of net periodic pension cost (in thousands):

	Three Months Ended June 30,
	2015	2014
Service cost for benefits earned during the period	$2,373	$2,246
Interest cost on pension benefit obligation	5,171	6,929
Expected return on assets	(6,941)	(8,223)
Amortization of unrecognized losses	2,131	1,768
Net periodic pension cost	$2,734	$2,720
We pre-funded our contributions of £12.5 million ($18.6 million) to our U.K. Staff pension plan for fiscal year 2016 in quarterly installments during fiscal year 2015. The current estimates of our cash contributions required for fiscal year 2017 to our U.K. pension plans and Norwegian pension plan to be paid in fiscal year 2016 are $18.1 million and $11.7 million, respectively, of which $2.5 million and $2.2 million, respectively, were paid during the three months ended June 30, 2015.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Incentive Compensation
Stock–based awards are currently made under the Bristow Group Inc. 2007 Long-Term Incentive Plan (the “2007 Plan”). A maximum of 5,400,000 shares of common stock, par value $.01 per share (“Common Stock”), are reserved. Awards granted under the 2007 Plan may be in the form of stock options, stock appreciation rights, shares of restricted stock, other stock-based awards (payable in cash or Common Stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants. As of June 30, 2015, 1,480,493 shares remained available for grant under the 2007 Plan.
We have a number of other incentive and stock option plans which are described in Note 9 to our fiscal year 2015 Financial Statements.
Total stock-based compensation expense, which includes stock options and restricted stock, totaled $4.0 million and $4.2 million for the three months ended June 30, 2015 and 2014, respectively. Stock-based compensation expense has been allocated to our various regions.
During the three months ended June 30, 2015, we awarded 190,439 shares of restricted stock at an average grant date fair value of $58.17 per share. Also during the three months ended June 30, 2015, 714,312 stock options were granted. The following table shows the assumptions used to compute the stock-based compensation expense for stock options granted during the three months ended June 30, 2015:

Risk free interest rate	1.63%
Expected life (years)	6
Volatility	28.1%
Dividend yield	3.14%
Weighted average exercise price of options granted	$58.17 per option
Weighted average grant-date fair value of options granted	$10.84 per option
Performance cash awards vest and pay out in cash three years after the date of grant at varying levels depending on our performance in Total Shareholder Return against a peer group of companies. These awards were designed to tie a significant portion of total compensation to performance. One of the effects of this type of compensation is that it requires liability accounting which can result in volatility in earnings. The liability recorded for these awards as of June 30 and March 31, 2015 was $15.6 million and $21.0 million, respectively, and represents an accrual based on the fair value of the awards on those dates. The decrease in the liability during the three months ended June 30, 2015 resulted from the payout in June 2015 of the awards granted in June 2012, partially offset by the value of the new awards granted in June 2015. Any changes in fair value of the awards in future quarters will increase or decrease the liability and impact results in those periods. The effect, either positive or negative, on future period earnings can vary based on factors including changes in our stock price or the stock prices of the peer group companies, as well as changes in other market and company-specific assumptions that are factored into the calculation of fair value of the performance cash awards.
Compensation expense related to the performance cash awards recorded during the three months ended June 30, 2015 and 2014 was $3.4 million and $2.1 million, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 8 — DIVIDENDS, SHARE REPURCHASES, EARNINGS PER SHARE AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Dividends
On August 5, 2015, our board of directors approved a dividend of $0.34 per share of Common Stock, payable on September 15, 2015 to shareholders of record on September 1, 2015. See discussion of our dividends in Note 10 to our fiscal year 2015 Financial Statements. The declaration of future dividends is at the discretion of our board of directors and subject to our results of operations, financial condition, cash requirements and other factors and restrictions under applicable law and our debt instruments.
Share Repurchases
As of July 31, 2015, we had $125.0 million of repurchase authority remaining from $150.0 million that was authorized by our board of directors for share repurchases between November 6, 2014 and November 5, 2015. During the three months ended June 30, 2014, we spent $20.2 million to repurchase 270,598 shares of our Common Stock. We did not repurchase any shares during the three months ended June 30, 2015. For additional information on our repurchases of Common Stock, see “Share Repurchases” in Note 10 to the fiscal year 2015 Financial Statements. The timing and method of any repurchases under the program will depend on a variety of factors, is subject to our results of operations, financial condition, cash requirements, and other factors and restrictions under applicable law and our debt instruments, and may be suspended or discontinued at any time.
Earnings per Share
Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per common share excludes options to purchase shares and restricted stock awards, which were outstanding during the period but were anti-dilutive, as follows:

	Three Months Ended June 30,
	2015	2014
Options:
Outstanding	747,253	302,447
Weighted average exercise price	$68.47	$62.17
Restricted stock awards:
Outstanding	262,746	43,391
Weighted average price	$58.53	$74.46

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
	2015	2014
Net income (loss) available to common stockholders (in thousands):
Income (loss) available to common stockholders – basic	$(9,558)	$44,109
Interest expense on assumed conversion of 3% Convertible Senior Notes, net of tax (1)	—	—
Income (loss) available to common stockholders – diluted	$(9,558)	$44,109
Shares:
Weighted average number of common shares outstanding – basic	34,857,969	35,564,328
Assumed conversion of 3% Convertible Senior Notes outstanding during the period (1)	—	—
Net effect of dilutive stock options and restricted stock awards based on the treasury stock method	—	301,578
Weighted average number of common shares outstanding – diluted	34,857,969	35,865,906

Basic earnings (loss) per common share	$(0.27)	$1.24
Diluted earnings (loss) per common share	$(0.27)	$1.23
_____________

(1)
Diluted earnings per common share for the three months ended June 30, 2015 and 2014 excludes potentially dilutive shares determined pursuant to a specified formula initially issuable upon the conversion of our 3% Convertible Senior Notes. The 3% Convertible Senior Notes will be convertible, under certain circumstances, using a net share settlement process, into a combination of cash and our Common Stock. As of June 30, 2015, the base conversion price of the notes was approximately $72.27, based on the base conversion rate of 13.8373 shares of Common Stock per $1,000 principal amount of convertible notes (subject to adjustment in certain circumstances, including the payment of dividends). In general, upon conversion of a note, the holder will receive cash equal to the principal amount of the note and Common Stock to the extent of the note’s conversion value in excess of such principal amount. In addition, if at the time of conversion the applicable price of our Common Stock exceeds the base conversion price, holders will receive up to an additional 8.9912 shares of our Common Stock per $1,000 principal amount of notes, as determined pursuant to a specified formula. Such shares did not impact our calculation of diluted earnings per share for the three months ended June 30, 2015 and 2014 as our average stock price during these periods did not meet or exceed the conversion requirements.

Accumulated Other Comprehensive Income
The following table sets forth the changes in the balances of each component of accumulated other comprehensive income:

	Currency Translation Adjustments	Pension Liability Adjustments (1)	Total
Balance as of March 31, 2015	$(39,066)	$(231,263)	$(270,329)
Other comprehensive income before reclassification	14,714	—	14,714
Reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	14,714	—	14,714
Foreign exchange rate impact	16,072	(16,072)	—
Balance at June 30, 2015	$(8,280)	$(247,335)	$(255,615)
_____________

(1)	Reclassification of amounts related to pension liability adjustments are included as a component of net periodic pension cost.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 9 — SEGMENT INFORMATION
We conduct our business in one segment: Helicopter Services. Effective April 1, 2015, we reorganized our Helicopter Services global operations from five business units to four regions as follows: Europe Caspian, Africa, Americas and Asia Pacific. The Europe Caspian region comprises all our operations and affiliates in Europe and Central Asia, including Norway, the U.K. and Turkmenistan. The Africa region comprises all our operations and affiliates on the African continent, including Nigeria, Tanzania and Egypt. The Americas region comprises all our operations and affiliates in North America and South America, including Brazil, Canada, Trinidad and the U.S. Gulf of Mexico. The Asia Pacific region comprises all our operations and affiliates in Australia and Southeast Asia, including Malaysia and Sakhalin. Amounts presented below for the three months ended June 30, 2014 and as of March 31, 2015 have been restated to conform to current period presentation. Additionally, we operate a training unit, Bristow Academy, which is included in Corporate and other.
The following shows region information for the three months ended June 30, 2015 and 2014 and as of June 30 and March 31, 2015, where applicable, reconciled to consolidated totals, and prepared on the same basis as our condensed consolidated financial statements (in thousands):

	Three Months Ended June 30,
	2015	2014
Regional gross revenue from external clients:
Europe Caspian	$222,949	$230,256
Africa	78,915	87,470
Americas	76,600	86,354
Asia Pacific	80,388	59,556
Corporate and other	8,144	8,902
Total regional gross revenue	$466,996	$472,538
Intra-region gross revenue:
Europe Caspian	$392	$3,395
Africa	—	—
Americas	3,652	3,514
Asia Pacific	—	—
Corporate and other	783	643
Total intra-region gross revenue	$4,827	$7,552
Consolidated gross revenue reconciliation:
Europe Caspian	$223,341	$233,651
Africa	78,915	87,470
Americas	80,252	89,868
Asia Pacific	80,388	59,556
Corporate and other	8,927	9,545
Intra-region eliminations	(4,827)	(7,552)
Total consolidated gross revenue	$466,996	$472,538

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended June 30,
	2015	2014
Earnings from unconsolidated affiliates, net of losses – equity method investments:
Europe Caspian	$99	$372
Americas	6,197	3,909
Total earnings from unconsolidated affiliates, net of losses – equity method investments	$6,296	$4,281

Consolidated operating income (loss) reconciliation:
Europe Caspian	$14,197	$42,195
Africa	12,952	17,626
Americas	16,532	26,658
Asia Pacific	(688)	3,330
Corporate and other	(30,464)	(25,227)
Gain (loss) on disposal of assets	(7,695)	610
Total consolidated operating income	$4,834	$65,192

Depreciation and amortization:
Europe Caspian	$10,782	$9,747
Africa	5,884	3,963
Americas	10,156	7,189
Asia Pacific	8,319	4,240
Corporate and other	2,005	195
Total depreciation and amortization (1)	$37,146	$25,334

	June 30, 2015	March 31, 2015
Identifiable assets:
Europe Caspian	$1,194,126	$972,163
Africa	425,913	484,514
Americas	900,638	966,538
Asia Pacific	373,765	401,973
Corporate and other	348,249	405,532
Total identifiable assets (2)	$3,242,691	$3,230,720

Investments in unconsolidated affiliates – equity method investments:
Europe Caspian	$183	$65
Americas	216,763	210,025
Total investments in unconsolidated affiliates – equity method investments	$216,946	$210,090
_____________

(1)
Includes accelerated depreciation expense of $10.5 million during the three months ended June 30, 2015 related to aircraft where management made the decision to exit these model types earlier than originally anticipated in our Americas, Africa and Asia Pacific regions of $2.9 million, $2.3 million and $5.3 million, respectively. For further details, see Note 1.

(2)
Includes $252.9 million and $306.0 million of construction in progress within property and equipment on our condensed consolidated balance sheets as of June 30 and March 31, 2015, respectively, which primarily represents progress payments on aircraft to be delivered in future periods.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 10 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
In connection with the issuance of the 6 1/4% Senior Notes and the 3% Convertible Senior Notes, the Guarantor Subsidiaries fully, unconditionally, jointly and severally guaranteed the payment obligations under these notes. The following supplemental financial information sets forth, on a consolidating basis, the balance sheet, statement of operations, comprehensive income and cash flow information for Bristow Group Inc. (“Parent Company Only”), for the Guarantor Subsidiaries and for our other subsidiaries (the “Non-Guarantor Subsidiaries”). We have not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2015

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$—	$64,856	$402,140	$—	$466,996
Intercompany revenue	—	24,811	—	(24,811)	—
	—	89,667	402,140	(24,811)	466,996
Operating expense:
Direct cost and reimbursable expense	144	56,734	305,407	—	362,285
Intercompany expenses	—	—	24,811	(24,811)	—
Depreciation and amortization	1,609	14,585	20,952	—	37,146
General and administrative	20,551	6,831	33,950	—	61,332
	22,304	78,150	385,120	(24,811)	460,763

Gain (loss) on disposal of assets	—	(7,737)	42	—	(7,695)
Earnings from unconsolidated affiliates, net of losses	(15,434)	—	6,296	15,434	6,296
Operating income (loss)	(37,738)	3,780	23,358	15,434	4,834
Interest expense, net	27,484	(1,265)	(33,888)	—	(7,669)
Other income (expense), net	(316)	(246)	4,401	—	3,839

Income (loss) before provision for income taxes	(10,570)	2,269	(6,129)	15,434	1,004
Allocation of consolidated income taxes	7,327	(1,137)	(8,823)	—	(2,633)
Net income (loss)	(3,243)	1,132	(14,952)	15,434	(1,629)
Net income (loss) attributable to noncontrolling interests	(14)	—	(1,614)	—	(1,628)
Net income (loss) attributable to Bristow Group	(3,257)	1,132	(16,566)	15,434	(3,257)
Accretion of redeemable noncontrolling interests	—	—	(6,301)	—	(6,301)
Net income (loss) attributable to common stockholders	$(3,257)	$1,132	$(22,867)	$15,434	$(9,558)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Operations
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Comprehensive Income
Three Months Ended June 30, 2015

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net income	$(3,243)	$1,132	$(14,952)	$15,434	$(1,629)
Other comprehensive income (loss):
Currency translation adjustments	36,371	—	(86,867)	63,104	12,608
Total comprehensive income (loss)	33,128	1,132	(101,819)	78,538	10,979

Net income attributable to noncontrolling interests	(14)	—	(1,614)	—	(1,628)
Currency translation adjustments attributable to noncontrolling interests	—	—	2,106	—	2,106
Total comprehensive income attributable to noncontrolling interests	(14)	—	492	—	478
Total comprehensive income (loss) attributable to Bristow Group	33,114	1,132	(101,327)	78,538	11,457

Accretion of redeemable noncontrolling interests	—	—	(6,301)	—	(6,301)
Total comprehensive (income) loss attributable to common stockholders	$33,114	$1,132	$(107,628)	$78,538	$5,156

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Comprehensive Income
Three Months Ended June 30, 2014

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net income	$44,127	$27,577	$10,291	$(36,992)	$45,003
Other comprehensive income:
Currency translation adjustments	(7,036)	—	(20,399)	35,672	8,237
Total comprehensive income	37,091	27,577	(10,108)	(1,320)	53,240

Net income attributable to noncontrolling interests	(18)	—	(876)	—	(894)
Currency translation adjustments attributable to noncontrolling interests	—	—	971	—	971
Total comprehensive income attributable to noncontrolling interests	(18)	—	95	—	77
Total comprehensive income attributable to Bristow Group	$37,073	$27,577	$(10,013)	$(1,320)	$53,317

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Balance Sheet
As of June 30, 2015

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$8,467	$—	$112,059	$(132)	$120,394
Accounts receivable	420,427	444,319	472,889	(1,079,358)	258,277
Inventories	—	40,119	111,828	—	151,947
Assets held for sale	—	36,362	2,274	—	38,636
Prepaid expenses and other current assets	4,043	6,140	50,457	—	60,640
Total current assets	432,937	526,940	749,507	(1,079,490)	629,894
Intercompany investment	1,366,976	111,379	158,843	(1,637,198)	—
Investment in unconsolidated affiliates	—	—	223,233	—	223,233
Intercompany notes receivable	1,227,432	13,786	—	(1,241,218)	—
Property and equipment—at cost:
Land and buildings	2,830	55,080	141,172	—	199,082
Aircraft and equipment	119,381	1,038,526	1,296,043	—	2,453,950
	122,211	1,093,606	1,437,215	—	2,653,032
Less: Accumulated depreciation and amortization	(18,037)	(216,145)	(272,678)	—	(506,860)
	104,174	877,461	1,164,537	—	2,146,172
Goodwill	—	4,756	73,242	—	77,998
Other assets	167,011	1,001	106,390	(109,008)	165,394
Total assets	$3,298,530	$1,535,323	$2,475,752	$(4,066,914)	$3,242,691

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$302,985	$460,061	$329,636	$(994,429)	$98,253
Accrued liabilities	16,116	39,276	1,248,960	(1,060,861)	243,491
Current deferred taxes	2,572	1,917	(356)	—	4,133
Short-term borrowings and current maturities of long-term debt	17,501	—	9,453	—	26,954
Deferred sale leaseback advance	—	—	—	—	—
Total current liabilities	339,174	501,254	1,587,693	(2,055,290)	372,831
Long-term debt, less current maturities	886,988	—	31,259	—	918,247
Intercompany notes payable	100,000	122,897	152,849	(375,746)	—
Accrued pension liabilities	—	—	101,911	—	101,911
Other liabilities and deferred credits	10,132	7,670	221,175	(207,753)	31,224
Deferred taxes	143,708	6,140	19,532	—	169,380
Redeemable noncontrolling interests	—	—	35,342	—	35,342
Stockholders’ investment:
Common stock	376	4,996	22,876	(27,872)	376
Additional paid-in-capital	782,620	9,291	284,048	(293,339)	782,620
Retained earnings	1,263,013	883,075	110,692	(993,767)	1,263,013
Accumulated other comprehensive loss	(44,233)	—	(98,235)	(113,147)	(255,615)
Treasury shares	(184,796)	—	—	—	(184,796)
Total Bristow Group stockholders’ investment	1,816,980	897,362	319,381	(1,428,125)	1,605,598
Noncontrolling interests	1,548	—	6,610	—	8,158
Total stockholders’ investment	1,818,528	897,362	325,991	(1,428,125)	1,613,756
Total liabilities, redeemable noncontrolling interests and stockholders’ investment	$3,298,530	$1,535,323	$2,475,752	$(4,066,914)	$3,242,691

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Balance Sheet
As of March 31, 2015

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$126	$884	$103,136	$—	$104,146
Accounts receivable	377,158	342,239	447,776	(908,555)	258,618
Inventories	—	44,285	102,884	—	147,169
Assets held for sale	—	54,695	3,132	—	57,827
Prepaid expenses and other current assets	4,850	7,035	58,206	—	70,091
Total current assets	382,134	449,138	715,134	(908,555)	637,851
Intercompany investment	1,410,347	111,380	—	(1,521,727)	—
Investment in unconsolidated affiliates	—	—	216,376	—	216,376
Intercompany notes receivable	1,184,335	—	—	(1,184,335)	—
Property and equipment—at cost:
Land and buildings	2,830	50,946	118,183	—	171,959
Aircraft and equipment	108,457	1,114,218	1,271,194	—	2,493,869
	111,287	1,165,164	1,389,377	—	2,665,828
Less: Accumulated depreciation and amortization	(16,431)	(223,245)	(269,051)	—	(508,727)
	94,856	941,919	1,120,326	—	2,157,101
Goodwill	—	4,756	70,872	—	75,628
Other assets	43,423	988	99,353	—	143,764
Total assets	$3,115,095	$1,508,181	$2,222,061	$(3,614,617)	$3,230,720

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$203,700	$369,854	$289,838	$(779,199)	$84,193
Accrued liabilities	31,805	37,860	206,789	(18,009)	258,445
Current deferred taxes	(3,661)	2,503	18,862	—	17,704
Short-term borrowings and current maturities of long-term debt	9,088	—	9,642	—	18,730
Deferred sale leaseback	—	55,934	—	—	55,934
Total current liabilities	240,932	466,151	525,131	(797,208)	435,006
Long-term debt, less current maturities	812,536	—	33,156	—	845,692
Intercompany notes payable	100,000	131,075	1,065,918	(1,296,993)	—
Accrued pension liabilities	—	—	99,576	—	99,576
Other liabilities and deferred credits	17,144	8,379	21,711	(7,452)	39,782
Deferred taxes	141,771	6,346	17,538	—	165,655
Redeemable noncontrolling interests	—	—	26,223	—	26,223
Stockholders’ investment:
Common stock	376	4,996	22,876	(27,872)	376
Additional paid-in-capital	781,837	9,291	284,048	(293,339)	781,837
Retained earnings	1,284,442	881,943	133,559	(1,015,502)	1,284,442
Accumulated other comprehensive loss	(80,604)	—	(13,474)	(176,251)	(270,329)
Treasury shares	(184,796)	—	—	—	(184,796)
Total Bristow Group stockholders’ investment	1,801,255	896,230	427,009	(1,512,964)	1,611,530
Noncontrolling interests	1,457	—	5,799	—	7,256
Total stockholders’ investment	1,802,712	896,230	432,808	(1,512,964)	1,618,786
Total liabilities, redeemable noncontrolling interests and stockholders’ investment	$3,115,095	$1,508,181	$2,222,061	$(3,614,617)	$3,230,720

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Cash Flows
Three Months Ended June 30, 2015

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(61,581)	$54,056	$23,594	$(132)	$15,937
Cash flows from investing activities:
Capital expenditures	(8,034)	(24,091)	(35,652)	—	(67,777)
Proceeds from asset dispositions	—	8,932	369	—	9,301
Net cash used in investing activities	(8,034)	(15,159)	(35,283)	—	(58,476)
Cash flows from financing activities:
Proceeds from borrowings	364,774	—	—	—	364,774
Debt issuance costs	—	—	—	—	—
Repayment of debt	(282,831)	—	(2,758)	—	(285,589)
Dividends paid	(11,871)	—	—	—	(11,871)
Increases (decreases) in cash related to intercompany advances and debt	7,561	(39,781)	32,220	—	—
Partial prepayment of put/call obligation	(14)	—	—	—	(14)
Acquisition of noncontrolling interest	—	—	(2,000)	—	(2,000)
Payment of contingent consideration	—	—	(8,000)	—	(8,000)
Repurchase of Common Stock	—	—	—	—	—
Issuance of Common Stock	—	—	—	—	—
Tax benefit related to stock-based compensation	337	—	—	—	337
Net cash provided by (used in) financing activities	77,956	(39,781)	19,462	—	57,637
Effect of exchange rate changes on cash and cash equivalents	—	—	1,150	—	1,150
Net increase (decrease) in cash and cash equivalents	8,341	(884)	8,923	(132)	16,248
Cash and cash equivalents at beginning of period	126	884	103,136	—	104,146
Cash and cash equivalents at end of period	$8,467	$—	$112,059	$(132)	$120,394

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
We have reviewed the accompanying condensed consolidated balance sheets of Bristow Group Inc. and subsidiaries as of June 30, 2015 and the related condensed consolidated statements of operations, comprehensive income, cash flows and changes in equity and redeemable noncontrolling interests for the three-month periods ended June 30, 2015 and 2014. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Bristow Group Inc. and subsidiaries as of March 31, 2015, and the related consolidated statements of income, comprehensive income, cash flows and stockholders’ investment for the year then ended (not presented herein); and in our report dated May 20, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2015 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
Houston, Texas
August 6, 2015

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 (the “fiscal year 2015 Annual Report”) and the MD&A contained therein. In the discussion that follows, the terms “Current Quarter” and “Comparable Quarter” refer to the three months ended June 30, 2015 and 2014, respectively. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ending March 31, 2016 is referred to as “fiscal year 2016”.
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
You should consider the following key factors when evaluating these forward-looking statements:

•	the possibility of political instability, war or acts of terrorism in any of the countries where we operate;

•	fluctuations in worldwide prices of and demand for oil and natural gas;

•	fluctuations in levels of oil and natural gas production, exploration and development activities;

•	fluctuations in the demand for our services;

•	the existence of competitors;

•	the existence of operating risks inherent in our business, including the possibility of declining safety performance;

•	the possibility of changes in tax and other laws and regulations;

•	the possibility that the major oil companies do not continue to expand internationally and offshore;

•	the possibility of significant changes in foreign exchange rates and controls;

•	general economic conditions including the capital and credit markets;

•	the possibility that we may impair our goodwill or amortizable intangible assets;

•	the possibility that we may be unable to acquire additional aircraft due to limited availability or unable to exercise aircraft purchase options;

•	the possibility that we may be unable to dispose of older aircraft through sales into the aftermarket;

•	the possibility that we or our suppliers will be unable to deliver new aircraft on time or on budget;

•	the possibility that we may be unable to obtain financing or we may be unable to draw on our credit facilities;

•	the possibility that we may lack sufficient liquidity to continue to repurchase shares or pay a quarterly dividend;

•	the possibility that segments of our fleet may be grounded for extended periods of time or indefinitely;

•	the possibility that we may be unable to re-deploy our aircraft to regions with greater demand;

•	the possibility that reductions in spending on helicopter services by governmental agencies could lead to modifications of search and rescue (“SAR”) contract terms or delays in receiving payments;

•	the possibility that customers may reject our aircraft due to late delivery or unacceptable aircraft design or operability; and

•	the possibility that we do not achieve the anticipated benefits from the addition of new-technology aircraft to our fleet.
The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. For a more detailed description of risk factors, please see the risks and uncertainties described under Item 1A. “Risk Factors” included in the fiscal year 2015 Annual Report and in this Quarterly Report.
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
General
We are the leading provider of helicopter services to the worldwide offshore energy industry based on the number of aircraft operated and one of two helicopter service providers to the offshore energy industry with global operations. We have a long history in the helicopter services industry through Bristow Helicopters Ltd. ("Bristow Helicopters") and Offshore Logistics, Inc., having been founded in 1955 and 1969, respectively. We have major transportation operations in the North Sea, Nigeria and the U.S. Gulf of Mexico, and in most of the other major offshore energy producing regions of the world, including Australia, Brazil, Canada, Russia and Trinidad. We provide private sector SAR services in Australia, Canada, Norway, Russia and Trinidad, and we provide public sector SAR services in the U.K. on behalf of the Maritime & Coastguard Agency. Additionally, in March 2013 we were awarded a contract to provide public sector SAR services for all of the U.K. We are completing construction of certain facilities, taking delivery of aircraft and training personnel. This contract commenced at two of the bases in April 2015 and five additional bases will commence operation in fiscal year 2016.
We generated 89% of our consolidated operating revenue from operations outside of the U.S. during the Current Quarter. Adjusted EBITDAR is calculated by taking our net income and adjusting for interest expense, depreciation and amortization, rent expense (included as components of direct cost and general and administrative expense), provision for income taxes, gain (loss) on disposal of assets and any special items during the reported periods.
We conduct our business in one segment: Helicopter Services. The Helicopter Services segment operations are conducted primarily through four regions:

•	Europe Caspian,

•	Africa,

•	Americas, and

•	Asia Pacific.
We primarily provide helicopter services to a broad base of major integrated, national and independent offshore energy companies. Our clients charter our helicopters primarily to transport personnel between onshore bases and offshore production platforms, drilling rigs and other installations. To a lesser extent, our clients also charter our helicopters to transport time-sensitive equipment to these offshore locations. These clients' operating expenditures in the production sector are the principal source of our revenue, while their exploration and development capital expenditures provide a lesser portion of our revenue. The clients for SAR services include both the oil and gas industry, where our revenue is primarily dependent on our clients’ operating expenditures, and governmental agencies, where our revenue is dependent on a country's desire to privatize SAR and enter into long-term contracts. In addition to our primary Helicopter Services operations, we also operate a training unit, Bristow Academy. As of June 30, 2015, we operated 365 aircraft (including 245 owned aircraft and 120 leased aircraft; 15 of the owned aircraft are held for sale) and our unconsolidated affiliates operated 128 aircraft in addition to those aircraft leased from us.

The chart below presents (1) the number of helicopters in our fleet and their distribution among the regions of our Helicopter Services segment as of June 30, 2015; (2) the number of helicopters which we had on order or under option as of June 30, 2015; and (3) the percentage of operating revenue which each of our regions provided during the Current Quarter. For additional information regarding our commitments and options to acquire aircraft, see Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Percentage of Current Quarter Operating Revenue	Aircraft in Consolidated Fleet
		Helicopters				Fixed Wing (1)		Unconsolidated Affiliates (4)
		Small	Medium	Large	Training		Total (2)(3)		Total
Europe Caspian	46%	—	12	70	—	28	110	—	110
Africa	18%	14	33	4	—	5	56	43	99
Americas	18%	19	45	17	—	—	81	85	166
Asia Pacific	17%	2	9	24	—	13	48	—	48
Corporate and other	1%	—	—	—	70	—	70	—	70
Total	100%	35	99	115	70	46	365	128	493
Aircraft not currently in fleet: (5)
On order		—	10	36	—	—	46
Under option		—	9	12	—	—	21
_____________

(1)
Includes 30 fixed wing aircraft operated by Eastern Airways which are included in the Europe Caspian and Africa regions and 13 fixed wing aircraft operated by Airnorth which are included in the Asia Pacific region.

(2)	Includes 15 aircraft held for sale and 120 leased aircraft as follows:

	Held for Sale Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Training	Fixed Wing	Total
Europe Caspian	—	—	2	—	—	2
Africa	—	5	—	—	—	5
Americas	—	6	—	—	—	6
Asia Pacific	—	—	2	—	—	2
Corporate and other	—	—	—	—	—	—
Total	—	11	4	—	—	15

	Leased Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Training	Fixed Wing	Total
Europe Caspian	—	5	38	—	11	54
Africa	—	1	1	—	2	4
Americas	1	13	5	—	—	19
Asia Pacific	2	2	8	—	4	16
Corporate and other	—	—	—	27	—	27
Total	3	21	52	27	17	120

(3)	The average age of our fleet, excluding fixed wing and training aircraft, was approximately nine years as of June 30, 2015.

(4)
The 128 aircraft operated by our unconsolidated affiliates do not include those aircraft leased from us. Includes 58 helicopters (primarily medium) and 27 fixed wing aircraft owned and managed by Líder Táxi Aéreo S.A. (“Líder”), our unconsolidated affiliate in Brazil, which is included in the Americas region.

(5)	This table does not reflect aircraft which our unconsolidated affiliates may have on order or under option.

The commercial aircraft in our consolidated fleet represented in the above chart are our primary source of revenue. To normalize the consolidated operating revenue of our commercial helicopter fleet for the different revenue productivity and cost, we developed a common weighted factor that combines large, medium and small commercial helicopters into a combined standardized number of revenue producing commercial aircraft assets. We call this measure Large AirCraft Equivalent (“LACE”). Our commercial large, medium and small helicopters, including owned and leased, are weighted as 100%, 50%, and 25%, respectively, to arrive at a single LACE number, which excludes Bristow Academy aircraft, fixed wing aircraft, unconsolidated affiliate aircraft, aircraft held for sale and aircraft construction in progress. We divide our operating revenue from commercial contracts relating to LACE aircraft, which excludes operating revenue from affiliates and reimbursable revenue, by LACE to develop a LACE rate, which is a standardized rate. Our current number of LACE is 164 and our historical LACE and LACE rate is as follows:

	Current Quarter (1)	Fiscal Year Ended March 31,
		2015	2014	2013	2012	2011
LACE	164	166	158	158	149	153
LACE Rate (in millions)	$9.25	$9.33	$9.34	$8.35	$7.89	$7.15
_____________

(1)	LACE rate is annualized.
The following table presents the distribution of LACE helicopters owned and leased, and the percentage of LACE leased as of June 30, 2015. The percentage of LACE leased is calculated by taking the total LACE for leased helicopters divided by the total LACE for all commercial helicopters we operate, including both owned and leased.

	LACE
	Owned Aircraft	Leased Aircraft	Percentage of LACE leased
Europe Caspian	34	41	55%
Africa	20	2	7%
Americas	30	12	28%
Asia Pacific	18	10	35%
Total	101	63	39%

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
Business/Commercial Strategy

•
Be the preferred provider of helicopter services. We are positioned in the market to be the preferred provider of helicopter services by maintaining strong relationships with our clients and providing a high level of safety and operating reliably. This differentiation is maintained because of our resolute focus on our cornerstone philosophy of “Target Zero Accidents”, “Target Zero Downtime” and “Target Zero Complaints” allowing us to achieve “Operational Excellence”.  Operational Excellence means we maintain close relationships with field operations, corporate management and contacts at our oil and gas clients and governmental agencies which we believe help us better anticipate client needs and provide them with a highly reliable service. We provide our clients operational predictability by positioning the right assets in the right place at the right time repeatedly. This in turn allows us to better manage our fleet utilization and capital investment program and drive internal efficiencies.  By better understanding and delivering on our clients’ needs, we effectively compete against other helicopter service providers with better aircraft optionality, client service, and reliability, not just on price and safety. In October 2014, we along with five major helicopter operators formally launched HeliOffshore. HeliOffshore is an industry organization whose goal is to enhance the already strong safety record of the offshore helicopter industry by sharing best practices in automation, performance monitoring, operating procedures, and advanced technology to establish common global flight standards. We believe this will make our sector a sustainably reliable and dependable logistics option for the oil and gas industry.

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

•
Sustaining Operational Excellence. We continue to invest in operations transformation across our organization, with the goal of developing and sustaining industry differentiation through Operational Excellence. We define our objective of ongoing improvement across four strategic areas: client alignment, operational excellence, exceptional people and profitable growth.  We strive for the highest standards in safety performance, mission execution, people management and financial discipline.  To sustain client confidence, we have created the role of Service Delivery Manager in each of our regions.  We have also appointed a number of global account and business development executives to support our drive to deliver Operational Excellence to our clients.  We are also working to improve operational performance by creating global supply chain and fleet management groups.  We are in the process of further standardizing, simplifying and integrating our business processes across our global operations so we can better provide more consistent and high quality service delivery.  We are investing in two new technology platforms, eFlight and a new ERP platform, to support flight operations and activities such as finance, supply chain and maintenance.  The expected benefits of these efforts in addition to a scalable platform for growth include fewer process steps, decreased cost, better maintenance turnaround, minimization of aircraft downtime, faster billing and collections, reduced inventory levels and lower risk exposure, which should lead to improved margins, asset turnover, cash flow and Bristow Value Added (“BVA”).  We expect the technology execution portion of operational excellence to not only improve our differentiated position with our clients but also reduce risk and reinforce our targeted 10-15% adjusted diluted earnings per share growth over a three to five year period through BVA and earnings per share accretion.

Capital Allocation Strategy
Our capital allocation strategy is based on three principles as follows:

Principle: Prudent Balance Sheet Management

Principle: Highest Return using BVA

Principle: Balanced Shareholder Return

Liquidity Adequate?
No
Create/Build Liquidity
Yes
Capital Structure Targets Achieved?
No
Reduce Leverage
Yes
Invest in Growth Opportunities
Are returns above capital charge?
Yes
Organic Growth/ Acquisitions
No
Withdraw Capital
Capital Appreciation
Return Capital to Shareholders
Growing Quarterly Dividend
Other forms of capital returns

•
Prudent balance sheet management. Throughout our corporate and regional management, we proactively manage our capital allocation plan with a focus on achieving business growth and improving rates of return, within the dictates of prudent balance sheet management. In addition to cash flow generated from operations, we intend to maintain adequate liquidity and manage our capital structure relative to our commitments with external financings when necessary and through the use of operating leases for a target of 35% of our LACE. The target recognizes that we will have variability above or below the target of approximately 5% of our LACE due to timing of leases, purchases, disposals and lease terminations. As of June 30, 2015, aircraft under operating leases accounted for 39% of our LACE. Our adjusted debt to total equity ratio and total liquidity were 105.5% and $364.9 million, respectively, as of June 30, 2015 and 99.7% and $369.9 million, respectively, as of March 31, 2015. Adjusted debt includes balance sheet debt of $945.2 million and $864.4 million, respectively, the net present value of operating leases totaling $644.5 million and $640.0 million, respectively, and the unfunded pension liability of $101.9 million and $99.6 million, respectively, as of June 30 and March 31, 2015. Adjusted balance sheet debt also includes letters of credit, bank guarantees and financial guarantees totaling $10.7 million as of both June 30 and March 31, 2015.

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

•
Balanced shareholder return. We believe our liquidity position and cash flows from operations will be adequate to finance operating and maintenance expenditures, so we have matched our capital deployment alternatives for the current business environment to deliver a more balanced return to our shareholders. On August 5, 2015, our board of directors approved a dividend of $0.34 per common share, our eighteenth consecutive quarterly dividend. On August 1, 2013, our board of directors approved a dividend policy with a goal of an annualized quarterly dividend payout ratio of 20-30% of forward adjusted earnings per share, although actual dividend payments are at the discretion of the board of directors and may not meet or may exceed this ratio. Also, our board of directors has authorized expenditures to repurchase shares of common stock, par value $.01 per share (“Common Stock”) since November 2011. On November 6, 2014, our board of directors extended the date to repurchase shares of our Common Stock through November 5, 2015 and increased the remaining authorized repurchase amount to a total of $150 million, of which $125 million remains authorized. As of July 31, 2015, we had repurchased 2,756,419 shares of our Common Stock for a total of $184.8 million since 2011. For additional information on our repurchases of Common Stock, see “Share Repurchases” in Note 10 to the financial statements in our fiscal year 2015 Annual Report and Note 8 to the condensed consolidated financial statements included elsewhere in this Quarterly Report. The timing and method of any repurchases under the program will depend on a variety of factors, is subject to our results of operations, financial condition, cash requirements, and other factors and restrictions under applicable law and our debt instruments, and may be suspended or discontinued at any time.

Market Outlook
Our core business is providing helicopter services to the worldwide oil and gas industry. We also provide public and private sector SAR services and fixed wing services. Our global operations and critical mass of helicopters provide us with geographic and client diversity which helps mitigate risks associated with a single market or client.
The oil and gas business environment experienced a downturn during fiscal year 2015, which has continued into fiscal year 2016. Brent crude oil prices declined from approximately $106 per barrel at July 1, 2014 to $59 per barrel at June 30, 2015, and have decreased further since June 30, 2015, driven by increased global supply of crude oil and forecasts for reduced demand for crude oil resulting from weaker global economic growth in many regions of the world. The oil price decline has negatively impacted the cash flow of our clients and has resulted in their implementation of measures to reduce costs and in the reduction in their capital expenditures in calendar 2015 compared to 2014 levels, negatively impacting exploration and development drilling activity during 2015. The current price environment has had an impact on both the offshore production and the offshore exploration activity of our clients, with offshore production activity being impacted to a lesser extent. Although the largest share of our revenue relates to oil and gas production and our largest contract, U.K. SAR, is not tied to declining oil prices, the June 30, 2015 price of crude oil and further declines against this price since June 30, 2015 could result in the continued rescaling, delay or cancellation of planned offshore projects which has started to impact our operations and could impact our operations in future periods. We believe that this current market downturn will last longer than originally expected with recovery in late calendar 2017.
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
As discussed above, we continue to seek ways to operate more efficiently and work with our clients to improve the efficiency of their operations within our “Operational Excellence” strategy. Our initial cost management ($75 million to $95 million reduction) has been largely successful but assumed a recovery in calendar 2016. An economic restructuring is being implemented for a minimum of $60 million in additional annualized cost savings ($25 million in fiscal year 2016), assuming a recovery in late calendar 2017. We expect improving cash flow generation in fiscal years 2017 and 2018 due to U.K. SAR being fully operational with significant capital expenditure declines.

Recent Events
Airnorth acquisition - On January 29, 2015, Bristow Helicopters Australia Pty Ltd. (“Bristow Helicopters Australia”) acquired an 85% interest in Capiteq Limited, operating under the name Airnorth, for cash of A$30.3 million ($24.0 million), with possible earn out consideration of up to A$17 million ($13.0 million) to be paid over four years based on the achievement in part on specified financial performance thresholds and continued employment by the selling shareholders. Airnorth is Northern Australia’s largest regional fixed wing operator based in Darwin, Northern Territory, Australia with both scheduled and charter services which focus primarily on the energy and mining industries in northern and western Australia as well as international service to Dili, Timor-Leste. Airnorth’s fleet consists of thirteen aircraft (nine turboprop and four new technology regional jets) and its customer base includes many energy companies to which Bristow Group already provides helicopter service. We believe this investment will strengthen our ability to provide point to point transportation services for existing Australian based passengers, expand helicopter services in certain areas in Southeast Asian markets and create a more integrated logistics solution for global clients.
The acquisition of Airnorth was accounted for under the purchase method and the results have been consolidated from the date of acquisition in the Asia Pacific region. The purchase price was allocated based on the fair value of assets acquired and liabilities assumed as of the acquisition date.
We expect this acquisition will contribute approximately A$105-A$115 million ($83-$91 million) in operating revenue and A$25-A$30 million ($20-$24 million) of adjusted EBITDAR for fiscal year 2016. Airnorth contributed A$27.8 million ($21.5 million) in operating revenue and A$7.7 million ($6.0 million) of adjusted EBITDAR in the Current Quarter.
Impact of fleet changes - The management of our global aircraft fleet involves a careful evaluation of the expected demand for helicopter services across global energy markets, including the type of aircraft needed to meet this demand. As offshore oil and gas drilling and production globally moves to deeper water, more medium and large aircraft and newer technology aircraft may be required. As older aircraft models come off of current contracts and are replaced by new aircraft, our management evaluates our future needs for these aircraft models and ultimately the ability to recover our remaining investments in these aircraft through sales into the aftermarket. We depreciate our aircraft over their expected useful life to the expected salvage value to be received for the aircraft at the end of that life. However, depending on the market for aircraft or changes in the expected future use of aircraft within our fleet, we may record gains or losses on aircraft sales, impairment charges for aircraft operating or held for sale, or accelerate or increase depreciation on aircraft used in our operations. In certain instances where a cash return can be made on newer aircraft in excess of the expected return available through the provision of helicopter services, we may sell newer aircraft. The number of aircraft sales and the amount of gains and losses recorded on these sales is unpredictable. While aircraft sales are common in our business and are reflected in our operating results, gains and losses on aircraft sales may result in our operating results not reflecting the ordinary operating performance of our primary business, which is providing aircraft services to our clients. The gains and losses on aircraft sales and any impairment charges are not included in the calculation of adjusted EBITDAR, adjusted earnings per share or gross cash flows for purposes of calculating BVA.
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
During fiscal year 2015, we recorded impairment charges totaling $36.1 million related to 27 aircraft included in assets held for sale. Included in the impairment charges were $24.5 million recorded during the three months ended December 31, 2014 related to ten large aircraft as a result of negotiations associated with the disposal of all 17 of this aircraft type in our fleet. During the three months ended March 31, 2015, we completed the disposal of 13 of these aircraft and recorded an additional loss of $6.4 million. Additionally, as we expected to complete the disposal of the remaining four aircraft of this type still operating in Australia in fiscal year 2016, we adjusted the salvage value and recorded additional depreciation expense of $6.2 million during the three months ended March 31, 2015. We recorded additional depreciation expense of $10.5 million during the three months ended June 30, 2015 in Australia related to these remaining aircraft and other changes in fleet exit timing. Also, during the Current Quarter we recorded impairments of $9.9 million related to nine medium held for sale aircraft as the result of negotiations for the disposal of a group of these aircraft types in our fleet.

The limited availability of some new aircraft models and the need throughout the industry to retire many of the older aircraft in the worldwide fleet is a driver for our industry.
Subsequent to June 30, 2015, our stock price declined to a level where our total market capitalization was less than our net asset value per share, which will require us to analyze goodwill for impairment during the three months ending September 30, 2015 and could result in an impairment charge as of September 30, 2015 or in subsequent periods.
Selected Regional Perspectives
Brazil continues to represent a significant part of our helicopter growth outlook. The growth expected in the pre-salt deepwater fields in Brazil will necessitate investment in infrastructure and associated services, particularly the addition of more offshore drilling rigs and production platforms which will require additional helicopters for support. Helicopters procured for this market tend to be newer and more sophisticated which is aligned with both our “Operational Excellence” and Líder’s “Decolar” service differentiation programs. Continuing their fleet growth plan, Petrobras released new tenders for multiple medium and large aircraft expected to commence in the second half of calendar year 2015 and continue into calendar year 2016. In addition, recent new licensing rounds have been well attended and several international oil companies have gained new blocks which should result in additional aircraft demand beyond the Petrobras requirements in the future. Petrobras represented 60% of Líder’s operating revenue in fiscal year 2015. Certain executives at Petrobras are the subject of ongoing investigations into alleged compliance violations, which may delay new contracts in Brazil.
Additionally, Líder also has significant business in the general aviation sector and previously announced that it had secured a new position as the exclusive dealer for Bombardier jet aircraft sales in Brazil. This is expected to add to Líder’s aircraft sales business and supplement Líder’s Beechcraft turboprop dealership position.
As expected, Líder’s operations performed better during fiscal year 2014 and into fiscal year 2015 as new aircraft began operating; however, currency fluctuations continue to make it difficult to predict the earnings from our Líder investment. These currency fluctuations, which primarily do not impact Líder’s cash flow from operations, had a significant negative impact on Líder’s results in fiscal years 2014 and 2015, impacting our earnings from unconsolidated affiliates. Earnings from unconsolidated affiliates, net of losses, on our consolidated statements of operations, is included in calculating adjusted EBITDAR and adjusted net income.
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
We conduct business in various foreign countries, and as such, our cash flows and earnings are subject to fluctuations and related risks from changes in foreign currency exchange rates. During the three months ended June 30, 2015, our primary foreign currency exposure was related to the British pound sterling, the euro, the Australian dollar, the Nigerian naira, the Norwegian kroner and the Brazilian real. For details on this exposure and the related impact on our results of operations, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk” and Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

Results of Operations
The following table presents our operating results and other statement of operations information for the applicable periods:

	Three Months Ended June 30,		Favorable (Unfavorable)
	2015	2014
	(In thousands, except per share amounts, percentages and flight hours)
Gross revenue:
Operating revenue	$440,111	$437,335	$2,776	0.6%
Reimbursable revenue	26,885	35,203	(8,318)	(23.6)%
Total gross revenue	466,996	472,538	(5,542)	(1.2)%

Operating expense:
Direct cost	336,118	293,863	(42,255)	(14.4)%
Reimbursable expense	26,167	32,608	6,441	19.8%
Depreciation and amortization	37,146	25,334	(11,812)	(46.6)%
General and administrative	61,332	60,432	(900)	(1.5)%
Total operating expense	460,763	412,237	(48,526)	(11.8)%

Gain (loss) on disposal of assets	(7,695)	610	(8,305)	*
Earnings from unconsolidated affiliates, net of losses	6,296	4,281	2,015	47.1%

Operating income	4,834	65,192	(60,358)	(92.6)%

Interest expense, net	(7,669)	(7,127)	(542)	(7.6)%
Other income (expense), net	3,839	(1,239)	5,078	*

Income before provision for income taxes	1,004	56,826	(55,822)	(98.2)%
Provision for income taxes	(2,633)	(11,823)	9,190	77.7%

Net income	(1,629)	45,003	(46,632)	(103.6)%
Net income attributable to noncontrolling interests	(1,628)	(894)	(734)	(82.1)%
Net income attributable to Bristow Group	(3,257)	44,109	(47,366)	(107.4)%
Accretion of redeemable noncontrolling interests	(6,301)	—	(6,301)	*
Net income attributable to common stockholders	$(9,558)	$44,109	$(53,667)	(121.7)%

Diluted earnings per common share	$(0.27)	$1.23	$(1.50)	(122.0)%
Operating margin (1)	1.1%	14.9%	(13.8)%	(92.6)%
Flight hours (2)	52,794	53,178	(384)	(0.7)%

Non-GAAP financial measures: (3)
Adjusted operating income	$36,467	$69,304	$(32,837)	(47.4)%
Adjusted operating margin (1)	8.3%	15.8%	(7.5)%	(47.5)%
Adjusted EBITDAR	$121,047	$127,623	$(6,576)	(5.2)%
Adjusted EBITDAR margin (1)	27.5%	29.2%	(1.7)%	(5.8)%
Adjusted net income	$19,752	$47,369	$(27,617)	(58.3)%
Adjusted diluted earnings per share	$0.56	$1.32	$(0.76)	(57.6)%

_____________
 * percentage change not meaningful

(1)
Operating margin is calculated as operating income divided by operating revenue. Adjusted operating margin is calculated as adjusted operating income divided by operating revenue. Adjusted EBITDAR margin is calculated as adjusted EBITDAR divided by operating revenue.

(2)
Excludes flight hours from Bristow Academy and unconsolidated affiliates. Includes flight hours from Eastern Airways and Airnorth fixed wing operations in the U.K., Nigeria and Australia for the three months ended June 30, 2015 and 2014 totaling 10,805 and 7,405, respectively.

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

	Three Months Ended June 30,
	2015	2014
	(In thousands, except per share amounts)
Adjusted operating income	$36,467	$69,304
Gain (loss) on disposal of assets	(7,695)	610
Special items (i)	(23,938)	(4,722)
Operating income	$4,834	$65,192

Adjusted EBITDAR	$121,047	$127,623
Gain (loss) on disposal of assets	(7,695)	610
Special items (i)	(13,430)	(5,594)
Depreciation and amortization	(37,146)	(25,334)
Rent expense	(53,882)	(33,116)
Interest expense	(7,890)	(7,363)
Provision for income taxes	(2,633)	(11,823)
Net income	$(1,629)	$45,003

Adjusted net income	$19,752	$47,369
Gain (loss) on disposal of assets (ii)	(5,925)	483
Special items (i) (ii)	(17,084)	(3,743)
Net income (loss) attributable to Bristow Group	$(3,257)	$44,109

Adjusted diluted earnings per share	$0.56	$1.32
Gain (loss) on disposal of assets (ii)	(0.17)	0.01
Special items (i) (ii)	(0.67)	(0.10)
Diluted earnings per share	(0.27)	1.23
_____________

(i)	See information about special items during the Current Quarter and Comparable Quarter under “Current Quarter Compared to Comparable Quarter” below.

(ii)
These amounts are presented after applying the appropriate tax effect to each item and dividing by the weighted average shares outstanding during the related period to calculate the earnings per share impact.

Management believes that adjusted operating income, adjusted EBITDAR, adjusted net income and adjusted diluted earnings per share (collectively, the “Non-GAAP measures”) provide relevant and useful information, which is widely used by analysts, investors and competitors in our industry as well as by our management in assessing both consolidated and regional performance.
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

The following tables present region adjusted EBITDAR and adjusted EBITDAR margin discussed in “Region Operating Results,” and consolidated adjusted EBITDAR and adjusted EBITDAR margin for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	2014
	(In thousands, except percentages)
Europe Caspian	$65,186	$70,543
Africa	22,814	21,872
Americas	33,442	40,081
Asia Pacific	17,072	12,820
Corporate and other	(17,467)	(17,693)
Consolidated adjusted EBITDAR	$121,047	$127,623

Europe Caspian	32.0%	34.1%
Africa	29.4%	25.9%
Americas	41.8%	44.7%
Asia Pacific	22.8%	23.5%
Consolidated adjusted EBITDAR margin	27.5%	29.2%

Current Quarter Compared to Comparable Quarter
For the Current Quarter, we reported operating income of $4.8 million, net loss of $3.3 million and diluted loss per share of $0.27 compared to operating income of $65.2 million, net income of $44.1 million and diluted earnings per share of $1.23 for the Comparable Quarter. The Current Quarter results were significantly impacted by the following items:

•	Severance expense of $8.0 million related to separation programs designed to increase efficiency and cut cost across the organization, and

•
Loss on disposal of assets of $7.7 million (primarily consisting of impairment charges on aircraft of $9.9 million), impairment charges on inventory of $5.4 million (included in direct costs) and accelerated depreciation expense of $10.5 million related to changes in the planned timing of exits from aircraft model types in our fleet.

Diluted earnings per share was also impacted by an increase in the accretion amount of redeemable noncontrolling interest in Eastern and Airnorth of $0.18.
Excluding these items, adjusted operating income, adjusted net income and adjusted diluted earnings per share were $36.5 million, $19.8 million and $0.56, respectively, for the Current Quarter. These adjusted results compare to adjusted operating income, adjusted net income and adjusted diluted earnings per share of $69.3 million, $47.4 million and $1.32, respectively, for the Comparable Quarter.
The year-over-year decline in our financial results were significantly impacted by a decline in oil and gas activity, especially in our North Sea operations within our Europe Caspian region, while our Asia, Africa and Americas regions were impacted to a lesser degree. Also, during the Current Quarter, our results were impacted by a $20.8 million increase in rental expense primarily related to the number of aircraft, including those involved U.K. SAR, under operating leases compared to the Comparable Quarter, as well as bad debt expense recorded against client receivables totaling $4.1 million in our Africa region. The Comparable Quarter benefited from the recovery of $6.8 million from our original equipment manufacturers provided in the form of maintenance credits and the reversal of $4.4 million in bad debt expense in our Americas region.
The decline in our results was partially offset by the positive impact from the addition of Airnorth in Australia, the startup of new contracts across all regions, including the SAR contract in our Europe Caspian region and cost management efforts in our regions.
We expect results over the remainder of fiscal year 2016 to continue to be impacted by the market conditions affecting our oil and gas clients, partially offset by further SAR bases that come on line over the remainder of the fiscal year and benefits from additional economic restructuring measures. We expect operating results for the second half of the fiscal year to be stronger than the first half as new contracts start up and cost reduction initiatives take full effect resulting in reduced operating expense and margin improvements.
Adjusted EBITDAR, which was impacted by these same items excluding rent expense, was $121.0 million in the Current Quarter compared to $127.6 million in the Comparable Quarter. Adjusted EBITDAR margin decreased to 27.5% in the Current Quarter from 29.2% in the Comparable Quarter, with decreases for all regions except the Africa region.
Gross revenue decreased 1.2% to $467.0 million for the Current Quarter from $472.5 million for the Comparable Quarter. Gross revenue was negatively impacted by an unfavorable impact from changes in foreign currency exchange rates of $40.1 million and a decline in oil and gas activity associated with the recent market downturn. These decreases were mostly offset by revenue from the acquisition of Airnorth in our Asia Pacific region in January 2015, contributing $21.5 million in operating revenue in the Current Quarter, and the addition of the U.K. SAR contract and a new oil and gas contract in our Europe Caspian region, contributing $17.2 million and $11.8 million in operating revenue, respectively, in the Current Quarter.
Direct costs increased 14.4%, or $42.3 million, to $336.1 million for the Current Quarter from $293.9 million for the Comparable Quarter primarily due to a $20.3 million increase in rent expense primarily related to additional leased aircraft, an impairment charge on inventory of $5.4 million, an increase in maintenance expense primarily due to the recovery of $6.8 million in maintenance credits in the Comparable Quarter, bad debt expense of $4.1 million recorded in our Africa region in the Current Quarter and the reversal of bad debt expense of $4.4 million in the Comparable Quarter.
Reimbursable expense decreased 19.8%, or $6.4 million, to $26.2 million in the Current Quarter from $32.6 million in the Comparable Quarter primarily due to a decline in activity in Norway.
Depreciation and amortization expense increased 46.6%, or $11.8 million, to $37.1 million for the Current Quarter from $25.3 million for the Comparable Quarter. The increase in depreciation and amortization expense is primarily due to additional depreciation of $10.5 million as a result of fleet changes for older aircraft operating in the Asia Pacific, Americas and Africa regions.
General and administrative expense increased 1.5%, or $0.9 million, to $61.3 million for the Current Quarter from $60.4 million for the Comparable Quarter primarily due to an overall increase in professional fees, partially offset by a decrease in compensation and information technology expenses. Additionally, during the Comparable Quarter we recorded $3.7 million in expense related to CEO succession.
Gain (loss) on disposal of assets decreased $8.3 million, to a loss of $7.7 million for the Current Quarter from a gain of $0.6 million for the Comparable Quarter. The loss on disposal of assets in the Current Quarter included impairment charges totaling $9.9 million related to nine held for sale aircraft partially offset by a gain of $2.2 million from the sale or disposal of nine aircraft and other equipment. During the Comparable Quarter, the gain on disposal of assets included a gain of $3.2 million from the sale or disposal of four aircraft and other equipment partially offset by impairment charges totaling $2.6 million related to four held for sale aircraft.
Earnings from unconsolidated affiliates, net of losses, increased $2.0 million to $6.3 million for the Current Quarter from $4.3 million in the Comparable Quarter. The increase in earnings from unconsolidated affiliates, net of losses, primarily resulted from a $2.1 million increase from Líder primarily related to favorable foreign currency exchange rate changes during the Current Quarter.
Interest expense, net, increased 7.6%, or $0.5 million, to $7.7 million in the Current Quarter from $7.1 million in the Comparable Quarter primarily due a decrease in capitalized interest resulting from a decrease in construction in progress. Additionally, we wrote-off $0.2 million of unamortized deferred financing fees related to the 6 ¼% Senior Notes, which was included in interest expense on our condensed consolidated statements of operations in the Comparable Quarter.
Other income (expense), net increased $5.1 million to a gain of $3.8 million in the Current Quarter from a loss of $1.2 million in the Comparable Quarter primarily due to favorable changes in foreign currency exchange rates. During the Comparable Quarter, we incurred $0.9 million in premium and fees for the repurchase of a portion of our 6 ¼% Senior Notes, which is included in other income (expense), net on our condensed consolidated statements of operations.
As discussed above, the impact of the severance costs, additional depreciation expense related to fleet changes, impairment of inventories and accretion of nonredeemable noncontrolling interests have been identified as special items for the Current Quarter. In the Comparable Quarter, the impact of the costs associated with the North America restructuring, CEO succession costs and the repurchase of a portion of our 6 ¼% Senior Notes (the repurchase premium and write-off of deferred financing fees) were identified as special items. These items in the Current Quarter and Comparable Quarter have been identified as special items as they are not considered by management to be part of our ongoing operations when assessing and measuring the operational and financial performance of the organization. The impact of these items on our adjusted operating income, adjusted EBITDAR, adjusted net income and adjusted diluted earnings per share is as follows:

	Three Months Ended June 30, 2015
	Adjusted Operating Income	Adjusted EBITDAR	Adjusted Net Income	Adjusted Diluted Earnings Per Share
	(In thousands, except per share amounts)
Severance costs	$(7,991)	$(7,991)	$(5,636)	$(0.16)
Additional depreciation expense resulting from fleet changes	(10,508)	—	(7,913)	(0.23)
Impairment of inventories	(5,439)	(5,439)	(3,535)	(0.10)
Accretion of redeemable noncontrolling interests	—	—	—	(0.18)
Total special items	$(23,938)	$(13,430)	$(17,084)	(0.67)
	Three Months Ended June 30, 2014
	Adjusted Operating Income	Adjusted EBITDAR	Adjusted Net Income	Adjusted Diluted Earnings Per Share
	(In thousands, except per share amounts)
North America restructuring	$(1,033)	$(1,033)	$(671)	$(0.02)
CEO succession	(3,689)	(3,689)	(2,398)	(0.07)
Repurchase of 6 ¼% Senior Notes	—	(872)	(674)	(0.02)
Total special items	$(4,722)	$(5,594)	$(3,743)	(0.10)

Region Operating Results
The following tables set forth certain operating information for the regions comprising our Helicopter Services segment. Intercompany lease revenue and expense are eliminated from our segment reporting, and depreciation expense of aircraft is presented in the region that operates the aircraft.
Current Quarter Compared to Comparable Quarter
Set forth below is a discussion of the operations of our regions. Our consolidated results are discussed under “Results of Operations” above.
Europe Caspian

	Three Months Ended June 30,		Favorable (Unfavorable)

	2015	2014
	(In thousands, except percentages)
Operating revenue	$203,925	$206,764	$(2,839)	(1.4)%
Earnings from unconsolidated affiliates, net of losses	$99	$372	$(273)	(73.4)%
Operating income	$14,197	$42,195	$(27,998)	(66.4)%
Operating margin	7.0%	20.4%	(13.4)%	(65.7)%
Adjusted EBITDAR	$65,186	$70,543	$(5,357)	(7.6)%
Adjusted EBITDAR margin	32.0%	34.1%	(2.1)%	(6.2)%
The Europe Caspian region comprises all of our operations and affiliates in Europe and Central Asia, including Norway, the U.K. and Turkmenistan.
As a result of the downturn in the oil and gas industry, activity levels declined with the implementation of efficiency initiatives through collaboration with our clients. This activity decline resulted in a decrease in oil and gas revenue in this region. Additionally, changes in foreign currency exchange rates resulted in a $24.9 million decrease in revenue. Despite these results, operating revenue was mostly flat compared with the Comparable Quarter as a result of the April 2015 startup of two U.K. SAR bases which contributed $17.2 million in additional operating revenue and a new oil and gas contract that commenced operations in late fiscal year 2015 which contributed $11.8 million in operating revenue in the Current Quarter.
The decreases in operating income and operating margin were primarily driven by an increase in rent expense of $15.8 million. The increase in rent expense is due to the addition of 20 leased aircraft in this region from the Comparable Quarter. Additionally, operating income, operating income margin, adjusted EBITDAR and adjusted EBITDAR margin for the Current Quarter were negatively impacted by changes in foreign currency exchange rates of $5.0 million compared to the Comparable Quarter. Operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin in the Comparable Quarter benefited from the recovery of $4.8 million in credits for maintenance expense from our original equipment manufacturer resulting from settlement for aircraft performance and transportation costs. Before the benefit of these maintenance credits utilized during the Comparable Quarter, adjusted EBITDAR margin was 31.8% which is in line with adjusted EBITDAR margin of 32.0% for the Current Quarter as the contribution from the U.K. SAR contract and the new oil and gas contract were mostly offset by oil and gas activity declines and the other items discussed above.
Eastern Airways contributed $34.1 million and $39.8 million in operating revenue and $7.5 million and $9.3 million in adjusted EBITDAR for the Current Quarter and Comparable Quarter, respectively.
In July 2015, we took further action in response to weakened market conditions, initiating an involuntary separation program in this region. We expect to incur approximately $5 million in severance expense related to this plan over the remainder of fiscal year 2016. We expect the market in this region to continue to be challenging; however, we recently won a new tender and contract extension, and are awaiting results of other tenders in this market.

Africa

	Three Months Ended June 30,		Favorable (Unfavorable)
	2015	2014
	(In thousands, except percentages)
Operating revenue	$77,481	$84,572	$(7,091)	(8.4)%
Operating income	$12,952	$17,626	$(4,674)	(26.5)%
Operating margin	16.7%	20.8%	(4.1)%	(19.7)%
Adjusted EBITDAR	$22,814	$21,872	$942	4.3%
Adjusted EBITDAR margin	29.4%	25.9%	3.5%	13.5%
The Africa region comprises all our operations and affiliates on the African continent, including Nigeria, Tanzania, and Egypt.
Operating revenue for Africa decreased due to an overall decrease in activity compared to the Comparable Quarter. Activity declined with certain customers and certain contracts ended, reducing revenue by $12.0 million, which was only partially offset by a $5.2 million increase in activity in other contracts.
Operating income decreased in the Current Quarter primarily due to $4.1 million of bad debt expense recorded in the Current Quarter and an increase in depreciation and amortization expense of $2.3 million as a result of management's decision to exit certain aircraft fleet types operating in this market sooner than originally anticipated. Adjusted EBITDAR and adjusted EBITDAR margin increased in the Current Quarter primarily due to a decrease in salaries and benefits expense of $1.2 million, decrease in maintenance expense of $2.1 million and decrease in value-added taxes of $1.2 million, partially offset by $4.1 million of bad debt expense recorded in the Current Quarter. Additionally, during the Current Quarter we recorded $3.2 million in severance expense resulting from voluntary and involuntary separation programs. The $2.3 million in additional depreciation and $3.2 million in severance expense are excluded from adjusted EBTIDAR and adjusted EBITDAR margin. The improvements in operating margin, adjusted EBITDAR and adjusted EBITDAR margin were driven by the reduction in other costs as a result of cost management activities, partially offset by the $4.1 million of bad debt expense recorded in the Current Quarter.
As previously discussed, we have seen recent changes in the Africa market as a result of new competitors entering this market. Additionally, increasingly active trade unions, changing regulations and the changing political environment have made and are expected to continue to make our operating results from Nigeria unpredictable. Market uncertainty related to the oil and gas downturn has continued in this region putting smaller clients under pressure as activity declines. We implemented cost cutting measures in advance of the activity reduction and expect additional efficiencies.
Americas

	Three Months Ended June 30,		Favorable (Unfavorable)
	2015	2014
	(In thousands, except percentages)
Operating revenue	$80,022	$89,740	$(9,718)	(10.8)%
Earnings from unconsolidated affiliates, net of losses	$6,197	$3,909	$2,288	58.5%
Operating income	$16,532	$26,658	$(10,126)	(38.0)%
Operating margin	20.7%	29.7%	(9.0)%	(30.3)%
Adjusted EBITDAR	$33,442	$40,081	$(6,639)	(16.6)%
Adjusted EBITDAR margin	41.8%	44.7%	(2.9)%	(6.5)%
The Americas region comprises all our operations and affiliates in North America and South America, including Brazil, Canada, Trinidad and the U.S. Gulf of Mexico.
Operating revenue decreased primarily due to a decline in the number of small and medium aircraft on contract in the U.S. Gulf of Mexico, which reduced operating revenue by $8.3 million in the Current Quarter, a decrease of $1.3 million in Trinidad due to the end of a contract, a decrease of $1.9 million in Brazil due to fewer aircraft on contract and a decrease of $1.6 million due to the exit from Alaska. These decreases were partially offset by an increase in the number of large aircraft on contract in the U.S. Gulf of Mexico, which increased operating revenue by $2.8 million in the Current Quarter and a new contract in Suriname which increased operating revenue by $2.2 million.

The decrease in operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin resulted primarily from a decline in activity in the U.S. Gulf of Mexico and an increase in maintenance expense of $2.1 million in the Current Quarter and a $4.4 million reversal of bad debt expense in the Comparable Quarter. During the Current Quarter, we recorded $1.1 million in severance expense and $2.9 million in additional depreciation related to management's decision to exist an aircraft fleet type operating in this market earlier than originally anticipated. During the Comparable Quarter, we reversed $4.4 million of bad debt expense in the Americas region related to a client that had previously filed for bankruptcy for which we have subsequently settled and collected funds and we recorded $1.0 million in costs associated with the restructuring of this region and planned closure of our Alaska operations which related primarily to employee severance and retention costs. The $2.9 million in additional depreciation and $1.1 million in severance expense in the Current Quarter and the $1.0 million in restructuring costs in the Comparable Quarter are excluded from adjusted EBITDAR and adjusted EBITDAR margin.
Earnings from unconsolidated affiliates, net of losses, increased $2.3 million primarily due to an increase in earnings from our investment in Líder in Brazil due to favorable foreign currency rate changes. See further discussion about our investment in Líder and the Brazil market in “Executive Overview - Market Outlook” and “- Current Quarter Compared to Comparable Quarter” included elsewhere in this Quarterly Report.
Asia Pacific

	Three Months Ended June 30,		Favorable (Unfavorable)
	2015	2014
	(In thousands, except percentages)
Operating revenue	$74,737	$54,469	$20,268	37.2%
Operating income	$(688)	$3,330	$(4,018)	(120.7)%
Operating margin	(0.9)%	6.1%	(7.0)%	(114.8)%
Adjusted EBITDAR	$17,072	$12,820	$4,252	33.2%
Adjusted EBITDAR margin	22.8%	23.5%	(0.7)%	(3.0)%
The Asia Pacific region comprises all our operations and affiliates in Australia and Southeast Asia, including Malaysia and Sakhalin.
In January 2015, Bristow Australia acquired an 85% interest in Airnorth, which contributed $21.5 million in operating revenue and $6.0 million in adjusted EBITDAR for the Current Quarter. Operating revenue also increased by $27.5 million from new contracts in Australia, including the INPEX contract which started late in the Comparable Quarter, offset by $19.7 million due to the ending of short-term contracts in Australia, $2.1 million related to the end of a contract in Malaysia and the unfavorable impact of changes in foreign currency exchange rates of $11.5 million.
Operating income and operating margin declined primarily due to an increase in depreciation and amortization expense of $4.1 million ($1.3 million from Airnorth), maintenance expense $4.9 million ($2.4 million from Airnorth), rent expense $4.3 million ($2.1 million for Airnorth), fuel of $4.0 million ($4.1 million from Airnorth) and salaries and benefits expense of $4.0 million ($5.6 million from Airnorth). Adjusted EBITDAR and adjusted EBITDAR margin exclude the impact of the additional aircraft on lease in the Current Quarter and reflects the overall growth in this region in terms of new contracts and utilization. During the Current Quarter, we recorded additional depreciation expense of $5.3 million for four large aircraft operating in this region due to management's decision to exit these fleet types earlier than originally anticipated and $0.9 million in severance expense. The $5.3 million of additional depreciation expense and $0.9 million in severance expense was not included in adjusted EBITDAR or adjusted EBITDAR margin for the Current Quarter. Additionally, during the Comparable Quarter we were able to recover $2.0 million in credits for maintenance expense from our original equipment manufacturer as settlements for aircraft performance and transportation costs. Before the benefit of the maintenance credits utilized during the Comparable Quarter, adjusted EBITDAR margin was 19.8%.

Corporate and Other

	Three Months Ended June 30,		Favorable (Unfavorable)
	2015	2014
	(In thousands, except percentages)
Operating revenue	$8,773	$9,342	$(569)	(6.1)%
Operating loss	$(30,464)	$(25,227)	$(5,237)	(20.8)%
Adjusted EBITDAR	$(17,467)	$(17,693)	$226	1.3%
Corporate and other includes our Bristow Academy operations, supply chain management and corporate costs that have not been allocated out to other regions.
Operating revenue decreased primarily due to a decline in Bristow Academy revenue of $1.9 million, partially offset by an increase in third party part sales of $1.1 million.
Corporate operating expense primarily represents costs associated with our corporate office and other general and administrative costs not allocated to our regions. Operating loss increased primarily due to impairment of inventories totaling $5.4 million. Adjusted EBITDAR improved primarily due to the favorable impact of foreign currency exchange rates during the Current Quarter. Additionally, during the Comparable Quarter we recorded $3.7 million of expense related to CEO succession which is excluded from adjusted EBITDAR.
Interest Expense, Net

	Three Months Ended June 30,		Favorable (Unfavorable)
	2015	2014
	(In thousands, except percentages)
Interest income	$221	$236	$(15)	(6.4)%
Interest expense	(9,731)	(9,887)	156	1.6%
Amortization of debt discount	(918)	(1,019)	101	9.9%
Amortization of debt fees	(612)	(673)	61	9.1%
Capitalized interest	3,371	4,216	(845)	(20.0)%
Interest expense, net	$(7,669)	$(7,127)	$(542)	(7.6)%
Interest expense, net increased in the Current Quarter primarily due to a decrease in capitalized interest resulting from lower construction in progress, partially offset by write-off of deferred financing fees of $0.2 million related to the repurchase of $11.3 million of our 6 ¼% Senior Notes in the Comparable Quarter.

Other Income (Expense), Net

	Three Months Ended June 30,		Favorable (Unfavorable)
	2015	2014
	(In thousands, except percentages)
Foreign currency gains (losses)	$3,860	$(396)	$4,256	*
Other	(21)	(843)	822	97.5%
Other income (expense), net	$3,839	$(1,239)	$5,078	*
_____________
* percentage change not meaningful
Other income (expense), net increased primarily due to the favorable impact of changes in foreign currency exchange rates. Additionally, other income (expense) in the Comparable Quarter included $0.9 million in premium and fees as a result of the repurchase of $11.3 million of our 6 ¼% Senior Notes.
Taxes

	Three Months Ended June 30,		Favorable (Unfavorable)
	2015	2014
	(In thousands, except percentages)
Effective tax rate	262.3%	20.8%	(241.5)%	*
Net foreign tax on non-U.S. earnings	$5,162	$7,189	$2,027	28.2%
Benefit of foreign earnings indefinitely reinvested abroad	$(7,818)	$(14,000)	$(6,182)	(44.2)%
Utilization of foreign tax credits	$(1,352)	$(3,059)	$(1,707)	(55.8)%
Change in valuation allowance	$2,045	$227	$(1,818)	*
_____________
 * percentage change not meaningful
In accordance with GAAP, we estimate the full-year effective tax rate from continuing operations and apply this rate to our year-to-date income from continuing operations. In addition, we separately calculate the tax impact of unusual or infrequent items, if any. The tax impacts of such unusual or infrequent items are treated discretely in the quarter in which they occur.
The relationship between our provision for or benefit from income taxes and our pre-tax book income can vary significantly from period to period considering, among other factors, (a) the overall level of pre-tax book income, (b) changes in the blend of income that is taxed based on gross revenues or at high effective tax rates versus pre-tax book income or at low effective tax rates and (c) our geographical blend of pre-tax book income. Consequently, our income tax expense does not change proportionally with our pre-tax book income. Significant decreases in our pre-tax book income typically result in higher effective tax rates, while significant increases in pre-tax book income can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above. The increase in our effective tax rate (excluding discrete items) for the Current Quarter as compared to the Comparable Quarter primarily related to an increase in the blend of income taxed in relatively high taxed jurisdictions versus low taxed jurisdictions. Additionally during the Current Quarter, we increased our valuation allowance by $2.0 million which also increased our effective tax rate.

Liquidity and Capital Resources
Cash Flows
Operating Activities
Net cash flows provided by operating activities totaled $15.9 million during the Current Quarter compared to $37.3 million during the Comparable Quarter. Changes in non-cash working capital used $21.5 million and $29.4 million in cash flows from operating activities for the Current Quarter and Comparable Quarter, respectively. The decrease in net cash flows provided by operating activities is primarily due to the decline in activity.
Investing Activities
Cash flows used in investing activities were $58.5 million and $193.8 million for the Current Quarter and Comparable Quarter, respectively. Cash was used for capital expenditures as follows:

	Three Months Ended June 30,
	2015	2014
Number of aircraft delivered:
Medium	1	3
Large	1	6
Total aircraft	2	9
Capital expenditures (in thousands):
Aircraft and related equipment	$40,462	$172,098
Other	27,315	28,349
Total capital expenditures	$67,777	$200,447
In addition to these capital expenditures, investing cash flows were impacted by aircraft sales. During the Current Quarter, we received proceeds of $9.3 million primarily from the sale or disposal of nine aircraft and certain other equipment. During the Comparable Quarter, we received $6.6 million in proceeds from the sale or disposal of four aircraft and certain other equipment.
Financing Activities
Cash flows generated from financing activities were $57.6 million and $81.8 million during the Current Quarter and Comparable Quarter, respectively. During the Current Quarter, we received $237.4 million from borrowings on our Revolving Credit Facility. During the Current Quarter, cash was used for the repayment of debt totaling $285.6 million (including $113.1 million for the repurchase of a portion of our 3% Convertible Senior Notes) and payment of dividends on our Common Stock totaling $11.9 million. During the Comparable Quarter, we received $147.5 million from borrowings on our Revolving Credit Facility and $1.0 million in proceeds from the issuance of Common Stock upon exercise of options and cash was used for the repayment of debt totaling $35.8 million, payment of dividends on our Common Stock totaling $11.4 million and repurchase of our Common Stock totaling $20.2 million.

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

The following tables summarize our significant contractual obligations and other commercial commitments on an undiscounted basis as of June 30, 2015 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings as of June 30, 2015. Additional details regarding these obligations are provided in Notes 5, 6, 7, and 9 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2015 Annual Report and in Notes 3, 4, 5 and 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Payments Due by Period
		Nine Months Ending March 31, 2016	Fiscal Year Ending March 31,
	Total		2017— 2018	2019— 2020	2021 and beyond
	(In thousands)
Contractual obligations:
Long-term debt and short-term borrowings:
Principal (1)	$945,617	$19,464	$79,939	$435,772	$410,442
Interest (2)	226,135	20,915	70,146	59,324	75,750
Aircraft operating leases (3)	650,135	120,109	303,738	193,246	33,042
Other operating leases (4)	105,551	8,297	22,239	21,688	53,327
Pension obligations (5)	207,495	25,198	60,961	46,388	74,948
Aircraft purchase obligations	670,722	301,157	279,069	90,496	—
Other purchase obligations (6)	325,820	55,764	57,211	59,810	153,035
Total contractual cash obligations	$3,131,475	$550,904	$873,303	$906,724	$800,544
Other commercial commitments:
Letters of credit	$10,747	$8,773	$1,974	$—	$—
Contingent consideration (7)	56,502	41,828	11,600	3,074	—
Total commercial commitments	$67,249	$50,601	$13,574	$3,074	$—
_____________

(1)
Excludes unamortized discount of $0.4 million on the Term Loan. We have assumed that the 3% Convertible Senior Notes will be redeemed in August 2016 pursuant to our previously issued notice of redemption.

(2)	Interest payments for variable interest debt are based on interest rates as of June 30, 2015.

(3)	Represents separate operating leases for aircraft. During the Current Quarter, we entered into two new aircraft operating leases.

(4)	Represents minimum rental payments required under non-operating leases that have initial or remaining non-cancelable lease terms in excess of one year.

(5)
Represents expected funding for pension benefits in future periods. These amounts are undiscounted and are based on the expectation that both the U.K. and Norway pensions will be fully funded in approximately three years. As of June 30, 2015, we had recorded on our balance sheet a $101.9 million pension liability associated with these obligations. The timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustees.

(6)
Other purchase obligations primarily represent unfilled purchase orders for aircraft parts, commitments associated with upgrading facilities at our bases and non-cancelable power-by-the-hour maintenance commitments.

(7)
The Cougar purchase agreement includes a potential earn-out of $40 million payable over three years based on Cougar achieving certain agreed performance targets. During fiscal year 2014, the first year earn-out payment of $6.0 million was paid. The second year earn-out payment of $8.0 million was paid in April 2015 as Cougar achieved agreed performance targets. The fair value of the earn-out was $24.8 million as of June 30, 2015 and is included in other accrued liabilities on our consolidated balance sheet. The Eastern Airways purchase agreement includes a potential earn-out of £6 million ($9.4 million) over a three year period, which is contingent upon both the achievement of agreed performance targets and the continued employment of the selling shareholders. The first year earn-out payment was not achieved. The Airnorth purchase agreement includes a potential earn-out of A$17 million ($13.1 million) to be paid over four years. The fair value of a portion of the Airnorth earn-out, which is contingent upon the achievement of agreed performance targets, is A$8.6 million ($6.6 million) as of June 30, 2015 and is included in other accrued liabilities and other liabilities and deferred credits on our consolidated balance sheet. The remaining A$7 million ($5.4 million) of the Airnorth earn-out, which is contingent upon both the achievement of agreed performance targets and the continued employment of the selling shareholders, will be included as general and administrative expense in our consolidated statements of operations as earned. The earn-outs for Cougar and Airnorth will be remeasured to fair value at each reporting date until the contingency is resolved and any changes in estimated fair value will be recorded as accretion expense included in depreciation and amortization on our consolidated statements of operations.

Capital Commitments and Other Uses of Cash
We have commitments and options to make capital expenditures over the next five fiscal years to purchase additional aircraft, including aircraft associated with the commitments reflected in the table above. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order are expected to provide incremental fleet capacity in terms of revenue, operating margin and adjusted EBITDAR margin. See Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for a detail of the number of aircraft under commitments and options expected to be delivered in the current and subsequent five fiscal years by aircraft size along with the related expenditures, and for a rollforward of aircraft commitments and options through June 30, 2015. During fiscal year 2016, we expect to invest approximately $130 million in various infrastructure enhancements, including aircraft facilities, training centers and technology. Through June 30, 2015, we had incurred approximately $27.3 million towards these projects.
As discussed under "— Executive Overview — Our Strategy — Capital Allocation Strategy", cash may also be used for dividend payments and repurchases of Common Stock. Additionally, cash may be used in future periods to repurchase or otherwise retire debt, including our 6 ¼% Senior Notes or for any acquisition opportunities we believe are aligned with our long-term strategy.
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
We expect that our cash on deposit as of June 30, 2015 of $120.4 million, cash flow from operations, proceeds from aircraft sales and from the sale and leaseback of owned aircraft, available borrowing capacity under our Revolving Credit Facility, as well as future financings, as needed, will be sufficient to satisfy our capital commitments, including our aircraft purchase commitments to service our oil and gas clients and remaining anticipated capital requirements in connection with our U.K. SAR contract of approximately $951.5 million as of June 30, 2015. The available borrowing capacity under our Revolving Credit Facility was $244.5 million as of June 30, 2015. In April 2015, we increased the commitments under the Revolving Credit Facility from $350 million to $400 million and increased the Term Loan borrowings to $350 million. While we plan to continue to be disciplined concerning future capital commitments, we also intend to continue managing our capital structure and liquidity position with external financings as needed. Our strategy will involve funding our short-term liquidity requirements with borrowings under our Revolving Credit Facility and funding our long-term financing needs, while maintaining a prudent capital structure, among the following alternatives: operating leases, bank debt, private and public debt, and equity offerings.
We believe we have substantial advantages to enhance our competitiveness in an extended downturn, including:
•A modern fleet that allows for deferral of new aircraft deliveries, reducing capital expenditure needs without compromising safety or client service,
•A strong balance sheet that gives us full access to capital markets to capitalize on organic and merger and acquisition opportunities, and
•A mostly owned fleet of aircraft that gives us critical optionality to sell aircraft or decline renewal options and return leased aircraft.

Critical Accounting Policies and Estimates
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in the fiscal year 2015 Annual Report for a discussion of our critical accounting policies. There have been no material changes to our critical accounting policies and estimates provided in the fiscal year 2015 Annual Report.
Recent Accounting Pronouncements
See Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for a discussion of recent accounting pronouncements.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
We are subject to certain market risks arising from the use of financial instruments in the ordinary course of business. This risk arises primarily as a result of potential changes in the fair market value of financial instruments that would result from adverse fluctuations in foreign currency exchange rates, credit risk, and interest rates as discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the fiscal year 2015 Annual Report and Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision of and with the participation of our management, including Jonathan E. Baliff, our Chief Executive Officer ("CEO"), and John H. Briscoe, our Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2015. Based on that evaluation, our CEO and CFO concluded that such disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management as appropriate to allow for timely decisions regarding required disclosure under the Exchange Act.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings.
We have certain actions or claims pending that have been discussed and previously reported in Part I. Item 3. “Legal Proceedings” in the fiscal year 2015 Annual Report. Developments in these previously reported matters, if any, are described in Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

Item 1A. Risk Factors.
Except as discussed below, there have been no material changes during the three months ended June 30, 2015 in our “Risk Factors” as discussed in the fiscal year 2015 Annual Report.
If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.
We acquire other companies and intangible assets and may not realize all the economic benefit from those acquisitions, which could cause an impairment of goodwill or intangibles. We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may be a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in our stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in the industry we operate. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively affecting our results of operations.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (1)

April 1, 2015 - June 30, 2015	—	$—	—	$125,000,047
______________

(1)
On November 6, 2014, we announced that our board of directors had extended the date to repurchase shares of our Common Stock through November 5, 2015 and increased the authorized repurchase amount to $150 million. As of July 31, 2015, we had $125.0 million of repurchase authority remaining from the $150 million that was authorized for share repurchases between November 6, 2014 to November 5, 2015. The timing and method of any repurchases under the program will depend on a variety of factors, is subject to our results of operations, financial condition, cash requirements, and other factors and restrictions under applicable law, and our debt agreements, and may be suspended or discontinued at any time.

Item 3.    Defaults Upon Senior Securities
Not applicable.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None.

Item 6.    Exhibits
The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Exhibit

10.1†	Bristow Group Inc. Fiscal Year 2016 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 9, 2015).

10.2†	Supplement to Bristow Group Inc. Fiscal Year 2016 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 9, 2015).

10.3
Fifth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of April 17, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 20, 2015).

15.1*	Letter from KPMG LLP dated August 6, 2015, regarding unaudited interim information.

31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.

31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant

32.1**	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

†	Compensatory Plan or Arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOW GROUP INC.

By:	/s/ John H. Briscoe
John H. Briscoe Senior Vice President and Chief Financial Officer

By:	/s/ Brian J. Allman
Brian J. Allman Vice President, Chief Accounting Officer
August 6, 2015

Index to Exhibits.

Exhibit Number	Description of Exhibit

10.1†	Bristow Group Inc. Fiscal Year 2016 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 9, 2015).

10.2†	Supplement to Bristow Group Inc. Fiscal Year 2016 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 9, 2015).

10.3
Fifth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of April 17, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 20, 2015).

15.1*	Letter from KPMG LLP dated August 6, 2015, regarding unaudited interim information.

31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.

31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant

32.1**	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

†	Compensatory Plan or Arrangement.