Form 10-Q
period 2015-12-31
Bristow Group Inc
filed 2016-02-08
CIK 73887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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
☐ Yes ☑ No

Indicate the number shares outstanding of each of the issuer’s classes of Common Stock, as of February 4, 2016.
34,951,725 shares of Common Stock, $.01 par value

BRISTOW GROUP INC.
INDEX — FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements.
BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014

	(Unaudited) (In thousands, except per share amounts)
Gross revenue:
Operating revenue from non-affiliates	$374,979	$408,388	$1,193,002	$1,242,462
Operating revenue from affiliates	20,178	21,930	61,277	65,649
Reimbursable revenue from non-affiliates	24,730	29,822	79,515	100,203
	419,887	460,140	1,333,794	1,408,314
Operating expense:
Direct cost	288,135	295,425	926,378	891,483
Reimbursable expense	23,380	28,549	76,242	94,466
Depreciation and amortization	32,320	23,625	106,853	77,164
General and administrative	59,513	72,531	174,302	194,687
	403,348	420,130	1,283,775	1,257,800

Loss on impairment	—	(3,805)	(27,713)	(7,167)
Loss on disposal of assets	(2,154)	(26,331)	(23,856)	(25,594)
Earnings from unconsolidated affiliates, net of losses	7,692	(958)	(1,372)	419
Operating income (loss)	22,077	8,916	(2,922)	118,172

Interest expense, net	(9,536)	(6,976)	(24,384)	(21,675)
Gain on sale of unconsolidated affiliates	—	3,921	—	3,921
Other income (expense), net	650	(5,223)	(6,935)	(9,143)
Income (loss) before provision for income taxes	13,191	638	(34,241)	91,275
Provision for income taxes	(9,623)	(567)	(9,500)	(18,376)
Net income (loss)	3,568	71	(43,741)	72,899
Net income attributable to noncontrolling interests	(366)	(1,039)	(3,446)	(3,676)
Net income (loss) attributable to Bristow Group	3,202	(968)	(47,187)	69,223
Accretion of redeemable noncontrolling interest	—	—	(1,498)	—
Net income (loss) attributable to common stockholders	$3,202	$(968)	$(48,685)	$69,223

Earnings (loss) per common share:
Basic	$0.09	$(0.03)	$(1.40)	$1.96
Diluted	$0.09	$(0.03)	$(1.40)	$1.94

Cash dividends declared per common share	$0.34	$0.32	$1.02	$0.96

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014

	(Unaudited) (In thousands)
Net income (loss)	$3,568	$71	$(43,741)	$72,899
Other comprehensive income:
Currency translation adjustments	(3,639)	(20,175)	(7,981)	(30,691)
Total comprehensive income (loss)	(71)	(20,104)	(51,722)	42,208

Net income attributable to noncontrolling interests	(366)	(1,039)	(3,446)	(3,676)
Currency translation adjustments attributable to noncontrolling interests	(605)	2,381	(34)	2,415
Total comprehensive (income) loss attributable to noncontrolling interests	(971)	1,342	(3,480)	(1,261)
Total comprehensive income (loss) attributable to Bristow Group	(1,042)	(18,762)	(55,202)	40,947
Accretion of redeemable noncontrolling interests	—	—	(1,498)	—
Total comprehensive income (loss) attributable to common stockholders	$(1,042)	$(18,762)	$(56,700)	$40,947
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	December 31, 2015	March 31, 2015
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$131,908	$104,146
Accounts receivable from non-affiliates	225,665	250,610
Accounts receivable from affiliates	6,110	8,008
Inventories	146,590	147,169
Assets held for sale	52,916	57,827
Prepaid expenses and other current assets	48,691	70,091
Total current assets	611,880	637,851
Investment in unconsolidated affiliates	203,983	216,376
Property and equipment – at cost:
Land and buildings	246,667	171,959
Aircraft and equipment	2,589,856	2,493,869
	2,836,523	2,665,828
Less – Accumulated depreciation and amortization	(521,627)	(508,727)
	2,314,896	2,157,101
Goodwill	52,530	75,628
Other assets	168,800	143,764
Total assets	$3,352,089	$3,230,720

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$79,951	$84,193
Accrued wages, benefits and related taxes	61,489	81,648
Income taxes payable	18,825	7,926
Other accrued taxes	8,805	13,335
Deferred revenue	26,259	36,784
Accrued maintenance and repairs	24,734	23,316
Accrued interest	5,574	12,831
Other accrued liabilities	47,686	48,667
Deferred taxes	14,302	17,704
Short-term borrowings and current maturities of long-term debt	47,243	18,730
Contingent consideration	29,021	33,938
Deferred sale leaseback advance	—	55,934
Total current liabilities	363,889	435,006
Long-term debt, less current maturities	1,175,760	845,692
Accrued pension liabilities	82,620	99,576
Other liabilities and deferred credits	33,151	39,782
Deferred taxes	131,899	165,655
Commitments and contingencies (Note 5)
Redeemable noncontrolling interests	24,874	26,223
Stockholders’ investment:
Common stock, $.01 par value, authorized 90,000,000; outstanding: 34,944,932 as of December 31 and 34,838,374 as of March 31 (exclusive of 1,291,441 treasury shares)	377	376
Additional paid-in capital	794,676	781,837
Retained earnings	1,199,977	1,284,442
Accumulated other comprehensive loss	(278,344)	(270,329)
Treasury shares, at cost (2,756,419 shares)	(184,796)	(184,796)
Total Bristow Group stockholders’ investment	1,531,890	1,611,530
Noncontrolling interests	8,006	7,256
Total stockholders’ investment	1,539,896	1,618,786
Total liabilities, redeemable noncontrolling interests and stockholders’ investment	$3,352,089	$3,230,720
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended December 31,
	2015	2014

	(Unaudited) (In thousands)
Cash flows from operating activities:
Net income (loss)	$(43,741)	$72,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,853	77,164
Deferred income taxes	(37,628)	(7,875)
Write-off of deferred financing fees	—	660
Discount amortization on long-term debt	973	3,212
Loss on disposal of assets	23,856	25,594
Gain on sale of unconsolidated affiliates	—	(3,921)
Loss on impairment	27,713	7,167
Stock-based compensation	16,641	13,651
Equity in earnings from unconsolidated affiliates less than dividends received	2,227	4,196
Tax benefit related to stock-based compensation	(44)	(1,642)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	31,858	(11,350)
Inventories	(5,555)	(15,578)
Prepaid expenses and other assets	(2,645)	(13,354)
Accounts payable	(2,527)	19,353
Accrued liabilities	(46,289)	4,547
Other liabilities and deferred credits	(16,008)	(12,313)
Net cash provided by operating activities	55,684	162,410
Cash flows from investing activities:
Capital expenditures	(343,365)	(499,285)
Proceeds from asset dispositions	19,152	404,361
Proceeds from sale of unconsolidated affiliates	—	4,185
Net cash used in investing activities	(324,213)	(90,739)
Cash flows from financing activities:
Proceeds from borrowings	910,421	347,860
Repayment of debt	(567,121)	(373,169)
Partial prepayment of put/call obligation	(42)	(46)
Acquisition of noncontrolling interest	(7,311)	(3,170)
Dividends paid to noncontrolling interest	(153)	—
Payment of contingent consideration	(8,000)	—
Repurchase of common stock	—	(80,831)
Common stock dividends paid	(35,627)	(33,935)
Issuance of common stock	—	2,217
Tax benefit related to stock-based compensation	44	1,642
Net cash provided by (used in) financing activities	292,211	(139,432)
Effect of exchange rate changes on cash and cash equivalents	4,080	(15,214)
Net increase (decrease) in cash and cash equivalents	27,762	(82,975)
Cash and cash equivalents at beginning of period	104,146	204,341
Cash and cash equivalents at end of period	$131,908	$121,366
Cash paid during the period for:
Interest	$36,453	$36,268
Income taxes	$21,073	$28,902
Supplemental disclosure of non-cash investing activities:
Deferred sale leaseback advance	$18,285	$69,680
Completion of deferred sale leaseback	$(74,480)	$(183,688)
Accrued proceeds on insurance claim	$—	$7,604
Aircraft purchased with short-term borrowings	$14,794	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interests
(Unaudited)
(In thousands, except share amounts)

		Total Bristow Group Stockholders’ Investment
	Redeemable Noncontrolling Interests	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Investment
March 31, 2015	$26,223	$376	34,838,374	$781,837	$1,284,442	$(270,329)	$(184,796)	$7,256	$1,618,786
Issuance of common stock	—	1	106,558	14,683	—	—	—	—	14,684
Acquisition of noncontrolling interests	(5,467)	—	—	(1,844)	—	—	—	—	(1,844)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	(42)	(42)
Dividends paid to noncontrolling interest	—	—	—	—	(153)	—	—	—	(153)
Common stock dividends ($1.02 per share)	—	—	—	—	(35,627)	—	—	—	(35,627)
Currency translation adjustments	(426)	—	—	—	—	—	—	392	392
Net income (loss)	3,046	—	—	—	(47,187)	—	—	400	(46,787)
Accretion of redeemable noncontrolling interests	1,498	—	—	—	(1,498)	—	—	—	(1,498)
Other comprehensive income	—	—	—	—	—	(8,015)	—	—	(8,015)
December 31, 2015	$24,874	$377	34,944,932	$794,676	$1,199,977	$(278,344)	$(184,796)	$8,006	$1,539,896

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
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated balance sheet of the Company as of December 31, 2015, the consolidated statements of operations and comprehensive income for the three and nine months ended December 31, 2015 and 2014, and the consolidated cash flows for the nine months ended December 31, 2015 and 2014.
Certain reclassifications to prior period information have been made to conform to the presentation of the current period information. These reclassifications had no effect on net income as previously reported.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Foreign Currency
During the three and nine months ended December 31, 2015 and 2014, our primary foreign currency exposure was to the British pound sterling, the euro, the Australian dollar, the Norwegian kroner and the Nigerian naira. The value of these currencies has fluctuated relative to the U.S. dollar as indicated in the following table:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
One British pound sterling into U.S. dollars
High	1.55	1.62	1.59	1.72
Average	1.52	1.58	1.53	1.64
Low	1.47	1.55	1.46	1.55
At period-end	1.47	1.56	1.47	1.56
One euro into U.S. dollars
High	1.14	1.28	1.16	1.39
Average	1.10	1.25	1.10	1.31
Low	1.06	1.21	1.06	1.21
At period-end	1.09	1.21	1.09	1.21
One Australian dollar into U.S. dollars
High	0.74	0.89	0.81	0.95
Average	0.72	0.85	0.74	0.90
Low	0.70	0.81	0.69	0.81
At period-end	0.73	0.82	0.73	0.82
One Norwegian kroner into U.S. dollars
High	0.1240	0.1554	0.1367	0.1698
Average	0.1174	0.1458	0.1227	0.1577
Low	0.1130	0.1336	0.1130	0.1336
At period-end	0.1130	0.1345	0.1130	0.1345
One Nigerian naira into U.S. dollars
High	0.0050	0.0062	0.0050	0.0063
Average	0.0050	0.0059	0.0050	0.0061
Low	0.0050	0.0054	0.0050	0.0054
At period-end	0.0050	0.0055	0.0050	0.0055
______
Source: Bank of England, FactSet and Oanda.com
Other income (expense), net, in our condensed consolidated statements of operations includes foreign currency transaction gains of $0.6 million and foreign currency transaction losses of $4.6 million for the three months ended December 31, 2015 and 2014, respectively, and foreign currency transaction losses of $7.0 million and $6.7 million for the nine months ended December 31, 2015 and 2014, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Our earnings from unconsolidated affiliates, net of losses, are also affected by the impact of changes in foreign currency exchange rates on the reported results of our unconsolidated affiliates. During the three months ended December 31, 2015 and 2014, earnings from unconsolidated affiliates, net of losses, increased by $1.0 million and decreased by $7.7 million, respectively, and during the nine months ended December 31, 2015 and 2014, earnings from unconsolidated affiliates, net of losses, decreased by $17.2 million and $16.1 million, respectively, as a result of the impact of changes in foreign currency exchange rates on the earnings of our unconsolidated affiliates, primarily the impact of changes in the Brazilian real to U.S. dollar exchange rate on earnings for our affiliate in Brazil. The value of the Brazilian real has fluctuated relative to the U.S. dollar as indicated in the following table:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
One Brazilian real into U.S. dollars
High	0.2694	0.4204	0.3437	0.4572
Average	0.2602	0.3944	0.2899	0.4284
Low	0.2479	0.3673	0.2378	0.3673
At period-end	0.2528	0.3731	0.2528	0.3731
______
Source: FactSet and Oanda.com
We estimate that the fluctuation of currencies versus the same period in the prior fiscal year had the following effect on our financial condition and results of operations (in thousands):

	Three Months Ended December 31, 2015	Nine Months Ended December 31, 2015
Revenue	$(14,920)	$(83,892)
Operating expense	16,971	87,393
Earnings from unconsolidated affiliates, net of losses	8,694	(1,146)
Non-operating expense	5,194	(262)
Income before provision for income taxes	15,939	2,093
Provision for income taxes	(2,200)	(349)
Net income	13,739	1,744
Cumulative translation adjustment	(4,244)	(8,015)
Total stockholders’ investment	$9,495	$(6,271)
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
Interest Expense, Net
During the three and nine months ended December 31, 2015 and 2014, interest expense, net consisted of the following (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Interest income	$181	$118	$619	$740
Interest expense	(9,717)	(7,094)	(25,003)	(22,415)
Interest expense, net	$(9,536)	$(6,976)	$(24,384)	$(21,675)
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
Accretion of Redeemable Noncontrolling Interests
Accretion of redeemable noncontrolling interests of zero and $1.5 million for the three and nine months ended December 31, 2015, respectively, relates to put arrangements whereby the noncontrolling interest holders may require us to redeem the remaining shares of Airnorth and Eastern Airways at a formula-based amount that is not considered fair value (the “redemption amount”). Redeemable noncontrolling interest is adjusted each period for comprehensive income, dividends attributable to the noncontrolling interest and changes in ownership interest, if any, such that the noncontrolling interest represents the proportionate share of Airnorth’s and Eastern Airways’ equity (the “carrying value”). Additionally, at each period end we are required to compare the redemption amount to the carrying value of the redeemable noncontrolling interest and record the redeemable noncontrolling interest at the higher of the two amounts, with a corresponding charge or credit directly to retained earnings. While this charge or credit does not impact net income (loss), it does result in a reduction or increase of income (loss) available to common shareholders in the calculation of diluted earnings (loss) per share (see Note 8). In November 2015, we purchased the remaining 15% of the outstanding shares of Airnorth for A$7.3 million ($5.3 million) resulting in a reduction of $5.5 million to redeemable noncontrolling interests and an increase of $0.2 million to additional paid-in capital on our condensed consolidated balance sheet.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accounts Receivable
As of December 31 and March 31, 2015, the allowance for doubtful accounts for non-affiliates was $6.5 million and $0.9 million, respectively. There were no allowances for doubtful accounts related to accounts receivable due from affiliates as of December 31 and March 31, 2015. The increase in the allowance for doubtful accounts for non-affiliates related to $5.7 million due from two clients in Nigeria and two clients in Australia where we no longer believed collection was probable as of December 31, 2015.
Inventories
As of December 31 and March 31, 2015, inventories were net of allowances of $36.8 million and $45.4 million, respectively. During the nine months ended December 31, 2015, we decreased our inventory allowance by $14.0 million due to the sale of inventory and increased our inventory allowance by $5.4 million as a result of our review of excess inventory on aircraft model types we plan to exit by the end of the fiscal year. During the three and nine months ended December 31, 2014, we increased our inventory allowance by $3.8 million and $7.2 million, respectively, related to excess inventory identified for an older large aircraft model we planned to remove from our operational fleet. The inventory allowance is reduced by sales of inventory and adjusted for foreign exchange effects.
Prepaid Expenses and Other Current Assets
As of December 31 and March 31, 2015, prepaid expenses and other current assets included the short-term portion of contract acquisition and pre-operating costs totaling $12.5 million and $8.9 million, respectively, related to the search and rescue (“SAR”) contracts in the U.K. and a client contract in Norway, which are recoverable under the contracts and will be expensed over the terms of the contracts. For the three and nine months ended December 31, 2015, we have expensed $2.7 million and $6.6 million, respectively, due to the start-up of some of these contracts.
Goodwill
Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Goodwill has an indefinite useful life and is not amortized, but is assessed for impairment annually or when events or changes in circumstances indicate that a potential impairment exists. Goodwill related to our regions were as follows (in thousands):

	Europe	Bristow Academy	Australia	West Africa	Total
March 31, 2015	$35,701	$10,190	$23,791	$5,946	$75,628
Impairments (1)	(12,051)	(10,223)	—	—	(22,274)
Foreign currency translation	278	33	(1,134)	(1)	(824)
December 31, 2015	$23,928	$—	$22,657	$5,945	$52,530
 ______

(1)	During the nine months ended December 31, 2015, we recorded impairments in some of our reporting units. For further details on goodwill impairments, see Loss on Impairment discussed below.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Other Intangible Assets
Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values. Intangible assets by type were as follows (in thousands):

	Client contracts	Client relationships	Trade name and trademarks	Internally developed software	Licenses	Total
March 31, 2015	$8,165	$13,056	$5,148	$1,179	$758	$28,306
Foreign currency translation	(36)	(214)	(48)	(7)	(22)	(327)
December 31, 2015	$8,129	$12,842	$5,100	$1,172	$736	$27,979

March 31, 2015	$(7,399)	$(1,583)	$(323)	$(244)	$(542)	$(10,091)
Amortization expense	(610)	(658)	(241)	(182)	(39)	(1,730)
December 31, 2015	$(8,009)	$(2,241)	$(564)	$(426)	$(581)	$(11,821)

Weighted average remaining contractual life, in years	0.1	12.1	14.1	3.1	3.0	7.0
Future amortization expense of intangible assets for each of the years ending March 31 are as follows (in thousands):

2016	$374
2017	1,410
2018	1,533
2019	1,173
2020	971
Thereafter	10,697
$16,158
The Bristow Norway and Eastern Airways acquisitions, included in our Europe Caspian regions, resulted in intangible assets for client contracts, client relationships, trade names and trademarks, internally developed software and licenses. The Airnorth acquisition, included in our Asia Pacific region, resulted in intangible assets for client contracts, client relationships and trade name and trademarks.
Other Assets
As of December 31 and March 31, 2015, other assets included the long-term portion of contract acquisition and pre-operating costs totaling $55.3 million and $42.4 million, respectively, related to the SAR contracts in the U.K. and a client contract in Norway, which are recoverable under the contract and will be expensed over the terms of the contracts.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Property and Equipment and Assets Held for Sale

During the three and nine months ended December 31, 2015 and 2014, we made capital expenditures as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Number of aircraft delivered:
Medium	—	2	1	5
Large	8	4	10	12
Total aircraft	8	6	11	17
Capital expenditures (in thousands):
Aircraft and related equipment (1)	$165,394	$165,269	$276,547	$402,753
Other	30,982	31,897	66,818	96,532
Total capital expenditures	$196,376	$197,166	$343,365	$499,285
_____________

(1)
During the three months ended December 31, 2015 and 2014, we spent $136.8 million and $159.2 million, respectively, and during the nine months ended December 31, 2015 and 2014, we spent $201.1 million and $383.4 million, respectively, on aircraft progress payments to be delivered in future periods.

The following table presents details on the aircraft sold or disposed of and impairments on assets held for sale during the three and nine months ended December 31, 2015 and 2014:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014

	(In thousands, except for number of aircraft)

Number of aircraft sold or disposed of (1)	3	3	16	26
Proceeds from sale or disposal of assets (1)	$3,045	$6,717	$19,152	$404,361
Gain (loss) from sale or disposal of assets	$(2,154)	$(717)	$(1,825)	$3,157

Number of aircraft impaired	—	12	11	18
Impairment charges on aircraft held for sale	$—	$25,614	$22,031	$28,751
_____________

(1)
During the nine months ended December 31, 2014, 14 of these aircraft were leased back, and we received $380.7 million in proceeds for these aircraft. We did not enter into any sale leaseback transactions during the nine months ended December 31, 2015.

During the three and nine months ended December 31, 2015, we recorded accelerated depreciation of $5.0 million and $22.4 million, respectively, on 16 medium, four large and one fixed wing aircraft operating in our Americas, Africa and Asia Pacific regions as management made the decision to exit these model types earlier than originally anticipated. In certain instances the salvage values of aircraft were also adjusted to reflect our expectation of sales values in the current market. We expect to record an additional $3.1 million in depreciation expense over the remainder of fiscal year 2016 relating to changes in fleet exit timing and changes in expected salvage values.
As of December 31, 2015, we noted that our equity market capitalization was below our carrying value triggering a review of our property and equipment for potential impairment. In accordance with Accounting Standard Codification 360-10-35, we estimated future cash flows to test the recoverability of our property and equipment, which largely consists of our held for use aircraft. The determination of estimated future cash flows required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to projected demand for services and rates. We determined that the estimated future cash flows were above the carrying value as of December 31, 2015 and no impairment was recorded. Future declines in operating performance or anticipated business outlook may reduce our estimated fair value and result in impairment.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Loss on Impairment
Goodwill — Our business consists of one segment: Helicopter Services, with five reporting units within that segment: Europe Caspian region, Africa region, Americas region, Asia Pacific region, and Corporate and other. For the purposes of performing an analysis of goodwill, we evaluate whether there are reporting units below the reporting units we disclose for segment reporting purposes by assessing whether our regional management typically reviews results and whether discrete financial information exists at a lower level. Based on this review, we performed our analysis of goodwill for the following reporting units as of September 30, 2015, with goodwill as reflected below prior to any impairment recorded:
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
We performed the interim impairment test of goodwill across the reporting units discussed above, noting that the estimated fair values of the Africa region, Eastern Airways and Airnorth exceeded the carrying values. The estimated fair values of Bristow Academy and Bristow Norway were below their carrying values, resulting in an impairment of all of the goodwill for those reporting units and a loss of $22.3 million reflected in our results for the nine months ended December 31, 2015. We updated this impairment analysis as of December 31, 2015 for the Africa region, Eastern Airways and Airnorth, noting that the estimated fair values of these reporting units still exceeded the carrying values. The estimated fair value of our Africa region was approximately 8% more than the carrying value for the Africa region.
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
Other impairment charges — Additionally, included in loss on impairment are impairment charges for inventory of $5.4 million during the nine months ended December 31, 2015 and $3.8 million and $7.2 million during the three and nine months ended December 31, 2014, respectively. For further details on inventory impairments, see Inventory discussed above.
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
In August 2014, the FASB issued accounting guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within a year of the date the financial statements are issued. The standard applies to all entities and is effective for annual and interim periods beginning after December 15, 2016 with early adoption permitted. We are evaluating the effect this standard will have on our financial statements and related disclosures.
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
In April 2015, the FASB issued accounting guidance relating to the presentation of debt issuance costs. The intent is to simplify the presentation of debt issuance costs by requiring entities to record debt issuance costs on the balance sheet as a direct deduction from the carrying amount of the related debt liability, similar to debt discounts or premiums. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and early adoption is permitted. As of December 31 and March 31, 2015, we had debt issuance costs of $13.8 million and $10.0 million, respectively, which are included in other assets on the condensed consolidated balance sheets. We have not yet adopted this accounting guidance but we believe the adoption of this guidance would reduce other assets and long-term debt by such amounts.
In November 2015, the FASB issued a new standard which changes how deferred taxes are classified on an entity’s balance sheet. The guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The new guidance will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 with early adoption permitted. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively. If applied prospectively, entities are required to include a statement that prior periods were not retrospectively adjusted. If applied retrospectively, entities are also required to include quantitative information about the effects of the change on prior periods. We have not yet adopted this accounting guidance but we believe the adoption of this guidance would reduce current assets and current liabilities and increase long-term assets and long-term liabilities by such amounts.

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
As of December 31, 2015, we had interests in four VIEs of which we were the primary beneficiary, which are described below, and had no interests in VIEs of which we were not the primary beneficiary. See Note 3 to the fiscal year 2015 Financial Statements for a description of other investments in significant affiliates.
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
In addition to our ownership of 49% of Bristow Aviation’s outstanding ordinary shares, in May 2004, we acquired eight million shares of deferred stock, essentially a subordinated class of stock with no voting rights, from Bristow Aviation for £1 per share ($14.4 million in total). We also have £91.0 million ($134.1 million) principal amount of subordinated unsecured loan stock (debt) of Bristow Aviation bearing interest at an annual rate of 13.5% and payable semi-annually. Payment of interest on such debt has been deferred since its incurrence in 1996. Deferred interest accrues at an annual rate of 13.5% and aggregated $1.6 billion as of December 31, 2015.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Furthermore, the call option provides a mechanism whereby the economic risk for the other investors is limited should the financial condition of Bristow Aviation deteriorate. The call option price is the nominal value of the ordinary shares held by the noncontrolling shareholders (£1.0 million as of December 31, 2015) plus an annual guaranteed rate of return less any prepayments of such call option price and any dividends paid on the shares concerned. We can elect to pre-pay the guaranteed return element of the call option price wholly or in part without exercising the call option. No dividends have been paid by Bristow Aviation. We have accrued the annual return due to the other shareholders at a rate of sterling LIBOR plus 3% (prior to May 2004, the rate was fixed at 12%) by recognizing noncontrolling interest expense on our condensed consolidated statements of operations, with a corresponding increase in noncontrolling interests on our condensed consolidated balance sheets. Prepayments of the guaranteed return element of the call option are reflected as a reduction in noncontrolling interests on our condensed consolidated balance sheets. The other investors have an option to put their shares in Bristow Aviation to us. The put option price is calculated in the same way as the call option price except that the guaranteed rate for the period to April 2004 was 10% per annum. If the put option is exercised, any pre-payments of the call option price are set off against the put option price.
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

	December 31, 2015	March 31, 2015
Assets
Cash and cash equivalents	$126,634	$91,190
Accounts receivable	559,058	521,989
Inventories	104,360	100,065
Prepaid expenses and other current assets	57,498	42,659
Total current assets	847,550	755,903
Investment in unconsolidated affiliates	350	64
Property and equipment, net	252,813	243,357
Goodwill	46,584	61,242
Other assets	98,554	78,637
Total assets	$1,245,851	$1,139,203
Liabilities
Accounts payable	$575,301	$379,357
Accrued liabilities	144,252	154,306
Accrued interest	1,646,001	1,489,369
Deferred taxes	—	1,128
Current maturities of long-term debt	7,949	9,643
Total current liabilities	2,373,503	2,033,803
Long-term debt, less current maturities	161,662	168,245
Accrued pension liabilities	82,620	99,576
Other liabilities and deferred credits	9,162	11,948
Deferred taxes	14,119	14,457
Temporary equity	24,874	26,223
Total liabilities	$2,665,940	$2,354,252

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Revenue	$355,036	$371,974	$1,119,169	$1,147,406
Operating income (loss)	(4,906)	(13,633)	(32,479)	10,085
Net loss	(66,425)	(58,582)	(210,140)	(143,930)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Bristow Helicopters Nigeria Ltd. — Bristow Helicopters Nigeria Ltd. (“BHNL”) is a joint venture in Nigeria in which Bristow Helicopters owned a 48% interest, a Nigerian company owned 100% by Nigerian employees owned a 50% interest and an employee trust fund owned the remaining 2% interest as of December 31, 2015. BHNL provides helicopter services to clients in Nigeria.
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

Investments in Other Significant Affiliates
During the three months ended December 31, 2015, Petrobras cancelled its new tenders for multiple medium and large aircraft that were expected to commence in calendar year 2016 resulting in a significant downward adjustment in the 2016 calendar year plan for our unconsolidated affiliate in Brazil, Líder Táxi Aéreo S.A. (“Líder”), and triggered our review of this investment for potential impairment as of December 31, 2015.
We estimated the implied fair value of our investment in Líder using a variety of valuation methods, including the income and market approaches. The determination of estimated fair value required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of Líder, such as projected demand for services and rates. We determined that the fair value of our investment in Líder was above the carrying value as of December 31, 2015 and no impairment was recorded. Future declines in operating performance or anticipated business outlook may reduce our estimated fair value and result in impairment.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 3 — DEBT
Debt as of December 31 and March 31, 2015 consisted of the following (in thousands):

	December 31, 2015	March 31, 2015
6¼% Senior Notes due 2022	$401,535	$401,535
Term Loan	339,138	222,179
Revolving Credit Facility	232,050	83,800
Term Loan Credit Facility	200,000	—
Airnorth debt	20,273	23,119
Eastern Airways debt	15,213	19,680
Other debt	14,794	—
3% Convertible Senior Notes due 2038, including zero and $0.9 million of unamortized discount, respectively	—	114,109
Total debt	1,223,003	864,422
Less short-term borrowings and current maturities of long-term debt	(47,243)	(18,730)
Total long-term debt	$1,175,760	$845,692
Term Loan Credit Facility — On November 5, 2015, we entered into a senior secured term loan credit agreement (“Term Loan Credit Agreement”) which provides for $200 million of term loan commitments (the “Term Loan Credit Facility”). Proceeds from the Term Loan Credit Facility were initially used to repay loans outstanding under our $400 million Revolving Credit Facility as discussed below. The additional liquidity was used for capital expenditures, working capital needs and general corporate purposes. The maturity date of the Term Loan Credit Facility is November 5, 2017 and the interest rate at closing was LIBOR plus a borrowing margin of 2.0%.
The Term Loan Credit Facility is guaranteed by certain of our U.S. subsidiaries (“Guarantor Subsidiaries”) and secured by the U.S. cash and cash equivalents, accounts receivable, inventories, non-aircraft equipment, prepaid expenses and other current assets, intangible assets and intercompany promissory notes held by the Company and the Guarantor Subsidiaries, and 100% and 65% of the capital stock of certain of our principal domestic and foreign subsidiaries, respectively. In addition, the Term Loan Credit Facility includes customary covenants, including certain financial covenants and restrictions on our ability to enter into certain transactions, including those that could result in the incurrence of additional indebtedness and liens; the making of loans, guarantees or investments; sale of assets; payments of dividends or repurchases of our capital stock; and entering into transactions with affiliates.
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
The debt discount was amortized into interest expense over the expected remaining life of the 3% Convertible Senior Notes to June 2015 (the first put date) using the effective interest rate. The effective interest rate for the nine months ended December 31, 2015 and the three and nine months ended December 31, 2014 was 6.9%. Interest expense related to our 3% Convertible Senior Notes for the three and nine months ended December 31, 2015 and 2014 was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Contractual coupon interest	$—	$862	$725	$2,588
Amortization of debt discount	—	1,054	891	3,121
Total interest expense	$—	$1,916	$1,616	$5,709

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Term Loan and Revolving Credit Facility — On April 17, 2015, we entered into the fifth amendment to the Amended and Restated Revolving Credit and Term Loan Agreement (the “Fifth Amendment”). The Fifth Amendment, among other things (a) increased the commitments under the Revolving Credit Facility from $350 million to $400 million, (b) increased the Term Loan borrowings from approximately $222.6 million to $350.0 million and (c) permitted us to incur additional credit facility debt to refinance the existing 3% Convertible Senior Notes. On September 29, 2015, we entered into the sixth amendment to the Amended and Restated Revolving Credit and Term Loan Agreement (the “Sixth Amendment”). The Sixth Amendment, among other things amended the maximum leverage ratio from 4.00:1.00 for all periods to 4.75:1.00 for the fiscal quarters ending from the date of the Sixth Amendment through December 31, 2016, to 4.50:1.00 for the fiscal quarters ending March 31, 2017 through December 31, 2017, and to 4.25:1.00 for the fiscal quarters ending March 31, 2018 through June 30, 2018, after which period the maximum leverage ratio will revert to 4.00:1.00 through maturity, (b) amended the interest coverage ratio from 2.75:1.00 for all periods to 2.00:1.00 for the fiscal quarters ending from the date of the Sixth Amendment through December 31, 2016, to 2.25:1.00 for the fiscal quarters ending March 31, 2017 through December 31, 2017, and to 2.50:1.00 for the fiscal quarters ending March 31, 2018 through June 30, 2018, after which period the minimum interest coverage ratio will revert to 2.75:1.00 through maturity and (c) increased the applicable margin on loans and the commitment fee on unused amounts of revolving commitments if the leverage ratio is greater than 4.25:1.00. Simultaneously with the closing of the Term Loan Credit Facility, we entered into the seventh amendment to the Amended and Restated Revolving Credit and Term Loan Agreement (“Seventh Amendment”) which permits, among other things: (i) entry into the Term Loan Credit Facility and the incurrence of indebtedness thereunder and (ii) the granting of liens by the Company and the Guarantor Subsidiaries in favor of the lenders under the Term Loan Credit Facility on a pari passu secured basis with the liens granted in favor of the lenders under the Amended and Restated Revolving Credit and Term Loan Agreement. For further details on the Revolving Credit Facility and Term Loan, see Note 5 to the fiscal year 2015 Financial Statements. During the nine months ended December 31, 2015, we had borrowings of $565.7 million and made payments of $417.4 million under the Revolving Credit Facility. Additionally, we paid $10.5 million to reduce our borrowings under the Term Loan. As of December 31, 2015, we had $0.6 million in letters of credit outstanding under the Revolving Credit Facility.
The oil and gas business environment experienced a downturn during fiscal years 2015 and 2016, which is expected to continue into fiscal year 2017, due to significant declines in crude oil prices driven by increased global supply and forecasts of reduced demand for crude oil resulting from weaker global economic growth in many regions of the world. The oil price decline has negatively impacted the cash flow of our clients and has resulted in their implementation of measures to reduce operational and capital costs in calendar year 2015 compared to 2014 levels, negatively impacting activity during fiscal years 2015 and 2016, which is expected to continue into fiscal year 2017. We continue to expect this “lower for longer” oil price environment to persist through calendar year 2017 with significant uncertainty thereafter on when a recovery will occur. We continue to seek ways to operate more efficiently and work with our clients to improve the efficiency of their operations within our “Operational Excellence” strategy. We are implementing restructuring measures to lower our costs with ongoing cost reduction efforts and cash savings or capital deferral efforts in fiscal years 2016 and 2017.
Considering the current oil and gas business environment and market outlook, management expects that the Company will continue to be in compliance with its financial covenants in its senior secured credit agreements; however, such expectations are based on various assumptions about our business including the impact of crude oil prices and other factors beyond our control and our ongoing and planned cost reduction efforts and cash savings or capital deferral efforts in fiscal years 2016 and 2017. In the event the Company were not in compliance with the financial covenants in its senior secured credit agreements, there can be no assurance that the lenders will consent to an amendment or provide a waiver, or that they will do so on terms that are favorable or acceptable to us, which may have an adverse impact on our financial position and results of operations. In addition, our lenders may require additional concessions from us before consenting to any amendment or waiver. Such noncompliance of the financial covenants would constitute a default under the senior secured credit agreements, and if we were unable to obtain an amendment or waiver, such default would also trigger cross default provisions in the Company’s other debt agreements.
Other Debt — Other debt includes a borrowing for an aircraft purchase at an interest rate of 2.5% with the amount due in December 2016.

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
The following table summarizes the assets as of December 31, 2015, valued at fair value on a non-recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2015	Total Loss for the Three Months Ended December 31, 2015	Total Loss for the Nine Months Ended December 31, 2015
Inventories	$—	$8,871	$—	$8,871	$—	$(5,439)
Assets held for sale	—	52,916	—	52,916	—	(22,031)
Goodwill	—	—	52,530	52,530	—	(22,274)
Total assets	$—	$61,787	$52,530	$114,317	$—	$(49,744)
The following table summarizes the assets as of December 31, 2014, valued at fair value on a non-recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2014	Total Loss for the Three Months Ended December 31, 2014	Total Loss for the Nine Months Ended December 31, 2014
Inventories	$—	$4,588	$—	$4,588	$(3,805)	$(7,167)
Assets held for sale	—	15,313	—	15,313	(25,614)	(28,751)
Total assets	$—	$19,901	$—	$19,901	$(29,419)	$(35,918)
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
The fair value of assets held for sale using Level 2 inputs is determined through evaluation of expected sales proceeds for aircraft. This analysis includes estimates based on historical experience with sales, recent transactions involving similar assets, quoted market prices for similar assets and condition and location of aircraft to be sold or otherwise disposed of. The loss for the nine months ended December 31, 2015 related to 11 aircraft held for sale and the loss for the three and nine months ended December 31, 2014 related to 12 and 18 aircraft held for sale, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The fair value of goodwill is estimated using a variety of valuation methods, including the income and market approaches. These estimates of fair value include unobservable inputs, representative of Level 3 fair value measurement, including assumptions related to future performance, such as projected demand for our services and rates. For further details on our goodwill, see Note 1.
Recurring Fair Value Measurements
The following table summarizes the financial instruments we had as of December 31, 2015, valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2015	Balance Sheet Classification
Rabbi Trust investments	$2,326	$—	$—	$2,326	Other assets
Total assets	$2,326	$—	$—	$2,326

Contingent consideration: (1)
Current	$—	$—	$29,021	$29,021	Contingent consideration
Long-term	—	—	3,081	3,081	Other liabilities and deferred credits
Total liabilities	$—	$—	$32,102	$32,102
______________

(1)
Relates to our investment in Cougar Helicopters Inc. (“Cougar”) totaling $25.3 million and the acquisition of Airnorth totaling $6.8 million. For further details on Cougar and Airnorth, see Notes 2 and 3 to the fiscal year 2015 Financial Statements.

The following table summarizes the financial instruments we had as of March 31, 2015, valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2015	Balance Sheet Classification
Rabbi Trust investments	$2,379	$—	$—	$2,379	Other assets
Total assets	$2,379	$—	$—	$2,379

Contingent consideration: (1)
Current	$—	$—	$33,938	$33,938	Contingent consideration
Long-term	—	—	4,967	4,967	Other liabilities and deferred credits
Total liabilities	$—	$—	$38,905	$38,905
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table provides a rollforward of the contingent consideration liability Level 3 fair value measurements during the nine months ended December 31, 2015 (in thousands):

Significant Unobservable Inputs (Level 3)
Balance as of March 31, 2015	$38,905
Change in fair value of contingent consideration	1,197
Payment of Cougar second year earn-out	(8,000)
Balance as of December 31, 2015	$32,102
We assess the estimated fair value of the contractual obligation to pay the contingent consideration on a quarterly basis and any changes in estimated fair value are recorded as accretion expense included in depreciation and amortization on our condensed consolidated statements of operations. Fluctuations in the fair value of contingent consideration are impacted by two unobservable inputs, management’s estimate of the probability of Cougar or Airnorth achieving certain agreed performance targets and the estimated discount rate. As of December 31 and March 31, 2015, the discount rate approximated 4% for the contingent consideration related to Cougar and 2% for the contingent consideration related to Airnorth.
Fair Value of Debt
The fair value of our debt has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on quoted market prices. The carrying and fair value of our long-term debt, including the current portion, are as follows (in thousands):

	December 31, 2015		March 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
6¼% Senior Notes	$401,535	$313,699	$401,535	$381,458
Term Loan	339,138	339,138	222,179	222,179
Revolving Credit Facility	232,050	232,050	83,800	83,800
Term Loan Credit Facility	200,000	200,000	—	—
Airnorth debt	20,273	20,273	23,119	23,119
Eastern Airways debt	15,213	15,213	19,680	19,680
3% Convertible Senior Notes	—	—	114,109	115,288
Other Debt	14,794	14,794	—	—
	$1,223,003	$1,135,167	$864,422	$845,524
Other
The fair values of our cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of these items.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 5 — COMMITMENTS AND CONTINGENCIES
Aircraft Purchase Contracts — As shown in the table below, we expect to make additional capital expenditures over the next five fiscal years to purchase additional aircraft. As of December 31, 2015, we had 37 aircraft on order and options to acquire an additional 16 aircraft. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order will provide incremental fleet capacity in terms of revenue and operating income.

	Three Months Ending March 31, 2016	Fiscal Year Ending March 31,
		2017	2018	2019	2020 and thereafter	Total
Commitments as of December 31, 2015: (1) (2)
Number of aircraft:
Medium	—	10	—	—	—	10
Large (3)	—	—	5	4	9	18
U.K. SAR	—	4	4	—	—	8
Other SAR	1	—	—	—	—	1
	1	14	9	4	9	37
Related expenditures (in thousands) (4)
Medium and large	$2,141	$64,440	$66,266	$60,683	$109,755	$303,285
U.K. SAR	2,228	57,833	55,145	—	—	115,206
Other SAR	8,853	—	—	—	—	8,853
	$13,222	$122,273	$121,411	$60,683	$109,755	$427,344
Options as of December 31, 2015:
Number of aircraft:
Medium	—	—	7	—	—	7
Large	—	—	7	2	—	9
	—	—	14	2	—	16

Related expenditures (in thousands)(4)	$3,783	$68,619	$205,096	$30,409	$—	$307,907
 ______

(1)	Signed client contracts are currently in place that will utilize nine of these aircraft.

(2)
In January 2016, we reached an agreement with our helicopter manufacturers to defer payment of approximately $9 million in capital expenditures out of the three months ending March 31, 2016 into future periods.

(3)	Seventeen large aircraft on order expected to enter service between fiscal years 2018 and 2021 are subject to the successful development and certification of the aircraft.

(4)	Includes progress payments on aircraft scheduled to be delivered in future periods.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following chart presents an analysis of our aircraft orders and options during fiscal year 2016:

	Three Months Ended
	December 31, 2015		September 30, 2015		June 30, 2015
	Orders	Options	Orders	Options	Orders	Options
Beginning of period	41	21	46	21	45	30
Aircraft delivered	(4)	—	(1)	—	(2)	—
Exercised options	—	—	—	—	3	(3)
Expired options	—	(5)	—	(4)	—	(6)
Reclassification (1)	—	—	(4)	4	—	—
End of period	37	16	41	21	46	21
 ______

(1) We have determined that several aircraft were previously classified as orders in error.
We periodically purchase aircraft for which we have no orders.
Operating Leases — We have non-cancelable operating leases in connection with the lease of certain equipment, land and facilities, including leases for aircraft. Rental expense incurred under all operating leases was $52.2 million and $46.3 million for the three months ended December 31, 2015 and 2014, respectively, and $160.5 million and $114.8 million for the nine months ended December 31, 2015 and 2014, respectively. Rental expense incurred under operating leases for aircraft was $45.6 million and $40.1 million for the three months ended December 31, 2015 and 2014, respectively, and $139.5 million and $95.0 million for the nine months ended December 31, 2015 and 2014, respectively.
During the nine months ended December 31, 2014, we sold 14 aircraft for $380.7 million and entered into 14 separate agreements to lease back these aircraft. We did not enter into any sale leaseback transactions during the three and nine months ended December 31, 2015.
The aircraft leases range from base terms of up to 180 months with renewal options of up to 240 months in some cases, include purchase options upon expiration and some include early purchase options. The leases contain terms customary in transactions of this type, including provisions that allow the lessor to repossess the aircraft and require us to pay a stipulated amount if we default on our obligations under the agreements. The following is a summary of the terms related to aircraft leased under operating leases with original or remaining terms in excess of one year as of December 31, 2015:

End of Lease Term	Number of Aircraft	Monthly Lease Payments (in thousands)
Three months ending March 31, 2016 to fiscal year 2017	6	$1,052
Fiscal year 2018 to fiscal year 2020	52	9,928
Fiscal year 2021 to fiscal year 2024	26	3,382
	84	$14,362

Employee Agreements — Approximately 49% of our employees are represented by collective bargaining agreements and/or unions with 21% of these employees being represented by collective bargaining agreements and/or unions that have expired or will expire in one year. These agreements generally include annual escalations of up to 6%. Periodically, certain groups of our employees who are not covered by a collective bargaining agreement consider entering into such an agreement. We also have employment agreements with members of senior management.

Separation Programs — In March 2015, we offered a voluntary separation program (“VSP”) to certain employees as part of our ongoing efforts to improve efficiencies and reduce costs. The VSP was offered to approximately 2,888 employees and 137 employees accepted prior to the expiration of the offers, the date of which varied by region. We will recognize the remaining expense related to their termination benefits over their remaining service period, which we estimate will be $0.1 million through May 2017. During the three months ended December 31, 2015, we recognized $0.9 million in severance expense as a result of the VSP, $0.6 million of which is included in direct cost and $0.3 million in general administrative expense. During the nine months ended December 31, 2015, we recognized $8.2 million in severance expense as a result of the VSP, $7.3 million of which is included in direct cost and $0.9 million in general administrative expense. Additionally, beginning in March 2015, we initiated involuntary separation programs (“ISPs”) and other reductions in force in certain regions. During the three months ended December 31, 2015, we recognized $6.4 million in severance expense as a result of the ISPs and other reductions in force, $2.2 million of which is included in direct cost and $4.2 million in general administrative expense. During the nine months ended December 31, 2015, we

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

recognized $12.8 million in severance expense as a result of the ISPs and other reductions in force, $4.7 million of which is included in direct cost and $8.1 million in general administrative expense. We expect to incur approximately $0.9 million in severance expense related to this plan over the remainder of fiscal year 2016.
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
Other Purchase Obligations — As of December 31, 2015, we had $398.8 million of other purchase obligations representing unfilled purchase orders for aircraft parts, commitments associated with upgrading facilities at our bases and non-cancelable power-by-the-hour maintenance commitments.
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
On February 3, 2016, a Sikorsky S-76C++ operated by us was involved in a controlled water landing with minor injuries reported for the nine passengers and two crew onboard the aircraft. The cause(s) of the incident remain unknown at this time. We are fully cooperating with local authorities in their investigation to determine the cause. Following standard practice and out of an abundance of caution, the Nigerian Civil Aviation Authority (“NCAA”) has advised us to temporarily suspend operation of the 16 Sikorsky S-76C model aircraft we operate in Nigeria until they complete their review of our operations and meetings with our management. We are currently unable to predict how much of a negative impact this incident and the resulting temporary suspension of operations could have on our future business, financial condition and results of operations.
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
A loss contingency is reasonably possible if the contingency has a more than remote but less than probable chance of occurring. Although management believes that there is no clear requirement to pay amounts at this time and that positions exist suggesting that no further amounts are currently due, it is reasonably possible that a loss could occur for which we have estimated a maximum loss at December 31, 2015 to be approximately $7 million to $10 million.
We are a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 6 — TAXES
Our effective income tax rates were 73.0% and 88.9% for the three months ended December 31, 2015 and 2014, respectively and (27.7)% and 20.1% for the nine months ended December 31, 2015 and 2014, respectively. Our effective tax rate was impacted by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided. The higher effective tax rate for the nine months ended December 31, 2015 was primarily due to establishing valuation allowances against net operating losses in foreign jurisdictions and non-tax deductible goodwill write-offs.
The relationship between our provision for or benefit from income taxes and our pre-tax book income can vary significantly from period to period considering, among other factors, (a) the overall level of pre-tax book income, (b) changes in the blend of income that is taxed based on gross revenues or at high effective tax rates versus pre-tax book income or at low effective tax rates and (c) our geographical blend of pre-tax book income. Consequently, our income tax expense does not change proportionally with our pre-tax book income. Significant decreases in our pre-tax book income typically result in higher effective tax rates, while significant increases in pre-tax book income can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above. The increase in our effective tax rate (excluding discrete items) for the nine months ended December 31, 2015 as compared to the nine months ended December 31, 2014 primarily related to a change in the blend of income taxed in relatively high taxed jurisdictions versus low taxed jurisdictions. Additionally, we increased our valuation allowance by $9.5 million and $15.0 million for the three and nine months ended December 31, 2015, respectively, which adversely impacted our effective tax rate.
As of December 31, 2015, there were $5.1 million of unrecognized tax benefits, all of which would have an impact on our effective tax rate if recognized except for indemnities. The uncertain tax benefits relate to pre-acquisition tax matters for the February 2014 acquisition of a 60% interest in Eastern Airways and are the subject of an indemnity, for which a corresponding indemnity asset has been established in the amount of $3.6 million.
Note 7 — EMPLOYEE BENEFIT PLANS
Pension Plans
The following table provides a detail of the components of net periodic pension cost (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Service cost for benefits earned during the period	$2,349	$1,897	$7,121	$6,230
Interest cost on pension benefit obligation	5,119	5,852	15,515	19,218
Expected return on assets	(6,871)	(6,945)	(20,826)	(22,806)
Amortization of unrecognized losses	2,110	1,493	6,395	4,902
Net periodic pension cost	$2,707	$2,297	$8,205	$7,544
We pre-funded our contributions of £12.5 million ($18.6 million) to our U.K. Staff pension plan for fiscal year 2016 in quarterly installments during fiscal year 2015. The current estimates of our cash contributions required for fiscal year 2017 to our U.K. pension plans and Norwegian pension plan to be paid in fiscal year 2016 are $18.1 million and $11.7 million, respectively, of which $7.3 million and $6.3 million, respectively, were paid during the nine months ended December 31, 2015.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Incentive Compensation
Stock–based awards are currently made under the Bristow Group Inc. 2007 Long-Term Incentive Plan (the “2007 Plan”). A maximum of 5,400,000 shares of common stock, par value $.01 per share (“Common Stock”), are reserved. Awards granted under the 2007 Plan may be in the form of stock options, stock appreciation rights, shares of restricted stock, other stock-based awards (payable in cash or Common Stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants. As of December 31, 2015, 1,449,024 shares remained available for grant under the 2007 Plan.
We have a number of other incentive and stock option plans which are described in Note 9 to our fiscal year 2015 Financial Statements.
Total stock-based compensation expense, which includes stock options and restricted stock, totaled $6.3 million and $5.2 million for the three months ended December 31, 2015 and 2014, respectively, and $16.6 million and $13.7 million for the nine months ended December 31, 2015 and 2014, respectively. Stock-based compensation expense has been allocated to our various regions.
During the nine months ended December 31, 2015, we awarded 213,349 shares of restricted stock at an average grant date fair value of $56.76 per share. Also during the nine months ended December 31, 2015, 740,718 stock options were granted. The following table shows the assumptions used to compute the stock-based compensation expense for stock options granted during the nine months ended December 31, 2015:

Risk free interest rate	1.62%
Expected life (years)	5
Volatility	28.1%
Dividend yield	3.14%
Weighted average exercise price of options granted	$57.52 per option
Weighted average grant-date fair value of options granted	$10.71 per option
Performance cash awards vest and pay out in cash three years after the date of grant at varying levels depending on our performance in Total Shareholder Return against a peer group of companies. These awards were designed to tie a significant portion of total compensation to performance. One of the effects of this type of compensation is that it requires liability accounting which can result in volatility in earnings. The liability recorded for these awards as of December 31 and March 31, 2015 was $17.4 million and $21.0 million, respectively, and represents an accrual based on the fair value of the awards on those dates. The decrease in the liability during the nine months ended December 31, 2015 resulted from the payout in June 2015 of the awards granted in June 2012 and the reduction in Total Shareholder Return based on declining stock price, partially offset by the value of the new awards granted in June 2015. Any changes in fair value of the awards in future quarters will increase or decrease the liability and impact results in those periods. The effect, either positive or negative, on future period earnings can vary based on factors including changes in our stock price or the stock prices of the peer group companies, as well as changes in other market and company-specific assumptions that are factored into the calculation of fair value of the performance cash awards.
Compensation expense related to the performance cash awards recorded was $2.8 million and $4.3 million during the three months ended December 31, 2015 and 2014, respectively, and $4.5 million and $11.3 million, during the nine months ended December 31, 2015 and 2014, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 8 — DIVIDENDS, SHARE REPURCHASES, EARNINGS PER SHARE AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Dividends
On February 4, 2016, our board of directors approved a dividend of $0.07 per share of Common Stock, payable on March 15, 2016 to shareholders of record on March 1, 2016. See discussion of our dividends in Note 10 to our fiscal year 2015 Financial Statements. The declaration of future dividends is at the discretion of our board of directors and subject to our results of operations, financial condition, cash requirements and other factors and restrictions under applicable law and our debt instruments.
Share Repurchases
During the three and nine months ended December 31, 2014, respectively, we spent $37.4 million and $80.8 million to repurchase 565,622 and 1,160,940 shares of our Common Stock. We did not repurchase any shares during the three and nine months ended December 31, 2015. On November 5, 2015, our board of directors extended the date to repurchase shares of our Common Stock through November 4, 2016 with a remaining authorized repurchase amount of $150.0 million. For additional information on our repurchases of Common Stock, see “Share Repurchases” in Note 10 to the fiscal year 2015 Financial Statements. The timing and method of any repurchases under the program will depend on a variety of factors, is subject to our results of operations, financial condition, cash requirements, and other factors and restrictions under applicable law and our debt instruments, and may be suspended or discontinued at any time.
Earnings per Share
Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per common share excludes options to purchase shares and restricted stock awards, which were outstanding during the period but were anti-dilutive, as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Options:
Outstanding	1,182,210	537,260	1,131,668	654,630
Weighted average exercise price	$63.83	$73.25	$63.30	$68.78
Restricted stock awards:
Outstanding	175,578	194,704	265,128	—
Weighted average price	$58.17	$67.56	$41.67	$—

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Net income (loss) available to common stockholders (in thousands):
Income (loss) available to common stockholders – basic	$3,202	$(968)	$(48,685)	$69,223
Interest expense on assumed conversion of 3% Convertible Senior Notes, net of tax (1)	—	—	—	—
Income (loss) available to common stockholders – diluted	$3,202	$(968)	$(48,685)	$69,223
Shares:
Weighted average number of common shares outstanding – basic	34,936,937	35,039,875	34,884,529	35,332,925
Assumed conversion of 3% Convertible Senior Notes outstanding during the period (1)	—	—	—	—
Net effect of dilutive stock options and restricted stock awards based on the treasury stock method	366,301	—	—	324,194
Weighted average number of common shares outstanding – diluted	35,303,238	35,039,875	34,884,529	35,657,119

Basic earnings (loss) per common share	$0.09	$(0.03)	$(1.40)	$1.96
Diluted earnings (loss) per common share	$0.09	$(0.03)	$(1.40)	$1.94
_____________

(1)
Diluted earnings per common share for the three and nine months ended December 31, 2014 excluded a number of potentially dilutive shares determined pursuant to a specified formula initially issuable upon the conversion of our 3% Convertible Senior Notes. The 3% Convertible Senior Notes were convertible, under certain circumstances, using a net share settlement process, into a combination of cash and our Common Stock. As of December 31, 2015, we had repurchased the $115.0 million principal amount of our 3% Convertible Senior Notes. Prior to the purchase, upon conversion of a note, the holder would have received cash equal to the principal amount of the note and Common Stock to the extent of the note’s conversion value in excess of such principal amount. In addition, if at the time of conversion the applicable price of our Common Stock exceeded the base conversion price, holders would have received additional shares of our Common Stock per $1,000 principal amount of notes, as determined pursuant to a specified formula. Such shares did not impact our calculation of diluted earnings per share for the three and nine months ended December 31, 2014 as our average stock price during these periods did not meet or exceed the conversion requirements.

Accumulated Other Comprehensive Income
The following table sets forth the changes in the balances of each component of accumulated other comprehensive income:

	Currency Translation Adjustments	Pension Liability Adjustments (1)	Total
Balance as of March 31, 2015	$(39,066)	$(231,263)	$(270,329)
Other comprehensive income before reclassification	(8,015)	—	(8,015)
Reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	(8,015)	—	(8,015)
Foreign exchange rate impact	(2,525)	2,525	—
Balance at December 31, 2015	$(49,606)	$(228,738)	$(278,344)
_____________

(1)	Reclassification of amounts related to pension liability adjustments are included as a component of net periodic pension cost.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 9 — SEGMENT INFORMATION
We conduct our business in one segment: Helicopter Services. Effective April 1, 2015, we reorganized our Helicopter Services global operations from five business units to four regions as follows: Europe Caspian, Africa, Americas and Asia Pacific. The Europe Caspian region comprises all our operations and affiliates in Europe and Central Asia, including Norway, the U.K. and Turkmenistan. The Africa region comprises all our operations and affiliates on the African continent, including Nigeria, Tanzania and Egypt. The Americas region comprises all our operations and affiliates in North America and South America, including Brazil, Canada, Trinidad and the U.S. Gulf of Mexico. The Asia Pacific region comprises all our operations and affiliates in Australia and Southeast Asia, including Malaysia and Sakhalin. Amounts presented below for the three and nine months ended December 31, 2014 and as of March 31, 2015 have been restated to conform to current period presentation. Additionally, we operate a training unit, Bristow Academy, which is included in Corporate and other.
The following shows region information for the three and nine months ended December 31, 2015 and 2014 and as of December 31 and March 31, 2015, where applicable, reconciled to consolidated totals, and prepared on the same basis as our condensed consolidated financial statements (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Region gross revenue from external clients:
Europe Caspian	$208,852	$219,453	$657,299	$683,100
Africa	63,287	88,754	207,501	263,890
Americas	70,826	88,832	219,284	260,653
Asia Pacific	73,598	61,813	232,677	182,244
Corporate and other	3,324	1,288	17,033	18,427
Total region gross revenue	$419,887	$460,140	$1,333,794	$1,408,314
Intra-region gross revenue:
Europe Caspian	$302	$272	$1,379	$7,339
Africa	—	—	2	—
Americas	1,406	(238)	6,778	6,003
Asia Pacific	—	254	2	254
Corporate and other	400	781	1,844	2,167
Total intra-region gross revenue	$2,108	$1,069	$10,005	$15,763
Consolidated gross revenue reconciliation:
Europe Caspian	$209,154	$219,725	$658,678	$690,439
Africa	63,287	88,754	207,503	263,890
Americas	72,232	88,594	226,062	266,656
Asia Pacific	73,598	62,067	232,679	182,498
Corporate and other	3,724	2,069	18,877	20,594
Intra-region eliminations	(2,108)	(1,069)	(10,005)	(15,763)
Total consolidated gross revenue	$419,887	$460,140	$1,333,794	$1,408,314

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Earnings from unconsolidated affiliates, net of losses – equity method investments:
Europe Caspian	$93	$212	$345	$1,109
Americas	7,556	(1,213)	(1,760)	(733)
Total earnings from unconsolidated affiliates, net of losses – equity method investments	$7,649	$(1,001)	$(1,415)	$376

Consolidated operating income reconciliation:
Europe Caspian	$26,986	$28,550	$56,243	$111,372
Africa	4,377	26,379	24,903	63,672
Americas	22,797	19,774	30,283	59,998
Asia Pacific	458	5,264	4,783	11,055
Corporate and other	(30,387)	(44,720)	(95,278)	(102,331)
Loss on disposal of assets	(2,154)	(26,331)	(23,856)	(25,594)
Total consolidated operating income	$22,077	$8,916	$(2,922)	$118,172

Depreciation and amortization:
Europe Caspian	$8,912	$8,257	$29,889	$28,613
Africa	8,581	3,687	24,274	11,586
Americas	7,797	7,872	28,523	24,014
Asia Pacific	4,268	3,764	17,445	12,644
Corporate and other	2,762	45	6,722	307
Total depreciation and amortization (1)	$32,320	$23,625	$106,853	$77,164

	December 31, 2015	March 31, 2015
Identifiable assets:
Europe Caspian	$1,150,613	$968,234
Africa	337,265	431,466
Americas	931,709	926,956
Asia Pacific	385,857	366,181
Corporate and other	546,645	537,883
Total identifiable assets (2)	$3,352,089	$3,230,720

Investments in unconsolidated affiliates – equity method investments:
Europe Caspian	$350	$65
Americas	197,347	210,025
Total investments in unconsolidated affiliates – equity method investments	$197,697	$210,090
_____________

(1)
Includes accelerated depreciation expense of $5.0 million during the three months ended December 31, 2015 related to aircraft where management made the decision to exit certain model types earlier than originally anticipated in our Africa region. Includes accelerated depreciation expense of $22.4 million during the nine months ended December 31, 2015 related to aircraft where management made the decision to exit certain model types earlier than originally anticipated in our Americas, Africa and Asia Pacific regions of $4.5 million, $11.6 million and $6.3 million, respectively. For further details, see Note 1.

(2)
Includes $336.8 million and $306.0 million of construction in progress within property and equipment on our condensed consolidated balance sheets as of December 31 and March 31, 2015, respectively, which primarily represents progress payments on aircraft to be delivered in future periods.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 10 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
In connection with the issuance of the 6¼% Senior Notes and the 3% Convertible Senior Notes (which we repurchased during the nine months ended December 31, 2015), the Guarantor Subsidiaries fully, unconditionally, jointly and severally guaranteed the payment obligations under these notes. The following supplemental financial information sets forth, on a consolidating basis, the balance sheet, statement of operations, comprehensive income and cash flow information for Bristow Group Inc. (“Parent Company Only”), for the Guarantor Subsidiaries and for our other subsidiaries (the “Non-Guarantor Subsidiaries”). We have not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Operations
Three Months Ended December 31, 2015

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue:
Gross revenue	$—	$55,990	$363,897	$—	$419,887
Intercompany revenue	—	23,560	—	(23,560)	—
	—	79,550	363,897	(23,560)	419,887
Operating expense:
Direct cost and reimbursable expense	1,146	44,053	266,316	—	311,515
Intercompany expenses	—	—	23,560	(23,560)	—
Depreciation and amortization	1,852	15,621	14,847	—	32,320
General and administrative	22,175	5,960	31,378	—	59,513
	25,173	65,634	336,101	(23,560)	403,348

Loss on disposal of assets	—	(100)	(2,054)	—	(2,154)
Earnings from unconsolidated affiliates, net of losses	(753)	—	7,649	796	7,692
Operating income (loss)	(25,926)	13,816	33,391	796	22,077
Interest expense, net	30,442	(1,035)	(38,943)	—	(9,536)
Other income (expense), net	230	252	168	—	650

Income (loss) before provision for income taxes	4,746	13,033	(5,384)	796	13,191
Allocation of consolidated income taxes	(1,530)	(309)	(7,784)	—	(9,623)
Net income (loss)	3,216	12,724	(13,168)	796	3,568
Net income attributable to noncontrolling interests	(14)	—	(352)	—	(366)
Net income (loss) attributable to Bristow Group	$3,202	$12,724	$(13,520)	$796	$3,202

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Operations
Nine Months Ended December 31, 2015

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue:
Gross revenue	$—	$179,416	$1,154,378	$—	$1,333,794
Intercompany revenue	—	70,295	—	(70,295)	—
	—	249,711	1,154,378	(70,295)	1,333,794
Operating expense:
Direct cost and reimbursable expense	229	149,010	853,381	—	1,002,620
Intercompany expenses	—	—	70,295	(70,295)	—
Depreciation and amortization	5,136	47,736	53,981	—	106,853
General and administrative	62,490	18,752	93,060	—	174,302
	67,855	215,498	1,070,717	(70,295)	1,283,775

Loss on impairment	—	(2,508)	(25,205)	—	(27,713)
Loss on disposal of assets	—	(19,738)	(4,118)	—	(23,856)
Earnings from unconsolidated affiliates, net of losses	(90,180)	—	(1,415)	90,223	(1,372)
Operating income (loss)	(158,035)	11,967	52,923	90,223	(2,922)
Interest expense, net	88,893	(3,381)	(109,896)	—	(24,384)
Other income (expense), net	185	336	(7,456)	—	(6,935)
Income (loss) before provision for income taxes	(68,957)	8,922	(64,429)	90,223	(34,241)
Allocation of consolidated income taxes	21,812	(2,719)	(28,593)	—	(9,500)
Net income (loss)	(47,145)	6,203	(93,022)	90,223	(43,741)
Net income attributable to noncontrolling interests	(42)	—	(3,404)	—	(3,446)
Net income (loss) attributable to Bristow Group	(47,187)	6,203	(96,426)	90,223	(47,187)
Accretion of redeemable noncontrolling interests	—	—	(1,498)	—	(1,498)
Net income (loss) attributable to common stockholders	$(47,187)	$6,203	$(97,924)	$90,223	$(48,685)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Operations
Three Months Ended December 31, 2014

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue:
Gross revenue	$—	$78,026	$382,114	$—	$460,140
Intercompany revenue	840	21,079	—	(21,919)	—
	840	99,105	382,114	(21,919)	460,140
Operating expense:
Direct cost and reimbursable expense	—	58,459	265,515	—	323,974
Intercompany expenses	—	—	21,919	(21,919)	—
Depreciation and amortization	(24)	9,637	14,012	—	23,625
General and administrative	29,395	8,891	34,245	—	72,531
	29,371	76,987	335,691	(21,919)	420,130

Loss on impairment	—	—	(3,805)	—	(3,805)
Gain (loss) on disposal of assets	—	4,878	(31,209)	—	(26,331)
Earnings from unconsolidated affiliates, net of losses	(1,733)	—	(1,000)	1,775	(958)
Operating income (loss)	(30,264)	26,996	10,409	1,775	8,916
Interest expense, net	26,048	(1,322)	(31,702)	—	(6,976)
Gain on sale of unconsolidated affiliate	—	—	3,921	—	3,921
Other income (expense), net	(625)	(660)	(3,938)	—	(5,223)
Income (loss) before provision for income taxes	(4,841)	25,014	(21,310)	1,775	638
Allocation of consolidated income taxes	3,889	727	(5,183)	—	(567)
Net income (loss)	(952)	25,741	(26,493)	1,775	71
Net income attributable to noncontrolling interests	(16)	—	(1,023)	—	(1,039)
Net income (loss) attributable to Bristow Group	$(968)	$25,741	$(27,516)	$1,775	$(968)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Operations
Nine Months Ended December 31, 2014

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue:
Gross revenue	$—	$227,378	$1,180,936	$—	$1,408,314
Intercompany revenue	1,704	71,092	—	(72,796)	—
	1,704	298,470	1,180,936	(72,796)	1,408,314
Operating expense:
Direct cost and reimbursable expense	—	168,412	817,537	—	985,949
Intercompany expenses	—	—	72,796	(72,796)	—
Depreciation and amortization	1,254	31,738	44,172	—	77,164
General and administrative	67,573	26,137	100,977	—	194,687
	68,827	226,287	1,035,482	(72,796)	1,257,800

Loss on impairment	—	—	(7,167)	—	(7,167)
Gain (loss) on disposal of assets	—	7,416	(33,010)	—	(25,594)
Earnings from unconsolidated affiliates, net of losses	51,251	—	377	(51,209)	419
Operating income (loss)	(15,872)	79,599	105,654	(51,209)	118,172
Interest expense, net	82,058	(3,288)	(100,445)	—	(21,675)
Gain on sale of unconsolidated affiliate	—	—	3,921	—	3,921
Other income (expense), net	(2,469)	(563)	(6,111)	—	(9,143)
Income before provision for income taxes	63,717	75,748	3,019	(51,209)	91,275
Allocation of consolidated income taxes	5,549	(34)	(23,891)	—	(18,376)
Net income (loss)	69,266	75,714	(20,872)	(51,209)	72,899
Net income attributable to noncontrolling interests	(43)	—	(3,633)	—	(3,676)
Net income (loss) attributable to Bristow Group	$69,223	$75,714	$(24,505)	$(51,209)	$69,223

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Comprehensive Income
Three Months Ended December 31, 2015

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net income (loss)	$3,216	$12,724	$(13,168)	$796	$3,568
Other comprehensive income (loss):
Currency translation adjustments	(31,902)	—	23,556	4,707	(3,639)
Total comprehensive income (loss)	(28,686)	12,724	10,388	5,503	(71)

Net income attributable to noncontrolling interests	(14)	—	(352)	—	(366)
Currency translation adjustments attributable to noncontrolling interests	—	—	(605)	—	(605)
Total comprehensive income attributable to noncontrolling interests	(14)	—	(957)	—	(971)
Total comprehensive income (loss) attributable to Bristow Group	$(28,700)	$12,724	$9,431	$5,503	$(1,042)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Comprehensive Income
Nine Months Ended December 31, 2015

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net loss	$(47,145)	$6,203	$(93,022)	$90,223	$(43,741)
Other comprehensive income (loss):
Currency translation adjustments	(38,773)	—	63,859	(33,067)	(7,981)
Total comprehensive income (loss)	(85,918)	6,203	(29,163)	57,156	(51,722)

Net income attributable to noncontrolling interests	(42)	—	(3,404)	—	(3,446)
Currency translation adjustments attributable to noncontrolling interests	—	—	(34)	—	(34)
Total comprehensive income attributable to noncontrolling interests	(42)	—	(3,438)	—	(3,480)
Total comprehensive loss attributable to Bristow Group	(85,960)	6,203	(32,601)	57,156	(55,202)
Accretion of redeemable noncontrolling interests	—	—	(1,498)	—	(1,498)
Total comprehensive loss attributable to common stockholders	$(85,960)	$6,203	$(34,099)	$57,156	$(56,700)

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
Other comprehensive income:
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Balance Sheet
As of December 31, 2015

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$721	$828	$130,359	$—	$131,908
Accounts receivable	608,521	510,761	388,293	(1,275,800)	231,775
Inventories	—	38,990	107,600	—	146,590
Assets held for sale	—	43,579	9,337	—	52,916
Prepaid expenses and other current assets	4,493	7,375	36,823	—	48,691
Total current assets	613,735	601,533	672,412	(1,275,800)	611,880
Intercompany investment	1,196,032	111,379	148,865	(1,456,276)	—
Investment in unconsolidated affiliates	—	—	203,983	—	203,983
Intercompany notes receivable	1,380,962	13,786	3,600	(1,398,348)	—
Property and equipment—at cost:
Land and buildings	5,105	63,190	178,372	—	246,667
Aircraft and equipment	130,831	1,210,731	1,248,294	—	2,589,856
	135,936	1,273,921	1,426,666	—	2,836,523
Less: Accumulated depreciation and amortization	(21,557)	(231,037)	(269,033)	—	(521,627)
	114,379	1,042,884	1,157,633	—	2,314,896
Goodwill	—	4,756	47,774	—	52,530
Other assets	44,826	899	123,075	—	168,800
Total assets	$3,349,934	$1,775,237	$2,357,342	$(4,130,424)	$3,352,089

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$342,833	$710,978	$358,814	$(1,332,674)	$79,951
Accrued liabilities	16,802	33,875	1,213,763	(1,071,068)	193,372
Current deferred taxes	1,048	1,917	11,337	—	14,302
Short-term borrowings and current maturities of long-term debt	24,501	—	22,742	—	47,243
Contingent consideration	—	—	29,021	—	29,021
Total current liabilities	385,184	746,770	1,635,677	(2,403,742)	363,889
Long-term debt, less current maturities	1,148,223	—	27,537	—	1,175,760
Intercompany notes payable	—	113,586	158,323	(271,909)	—
Accrued pension liabilities	—	—	82,620	—	82,620
Other liabilities and deferred credits	11,593	7,246	14,928	(616)	33,151
Deferred taxes	112,629	5,202	14,068	—	131,899
Redeemable noncontrolling interests	—	—	24,874	—	24,874
Stockholders’ investment:
Common stock	377	4,996	22,876	(27,872)	377
Additional paid-in-capital	794,676	9,291	284,048	(293,339)	794,676
Retained earnings	1,199,977	888,146	35,482	(923,628)	1,199,977
Accumulated other comprehensive income (loss)	(119,377)	—	50,351	(209,318)	(278,344)
Treasury shares	(184,796)	—	—	—	(184,796)
Total Bristow Group stockholders’ investment	1,690,857	902,433	392,757	(1,454,157)	1,531,890
Noncontrolling interests	1,448	—	6,558	—	8,006
Total stockholders’ investment	1,692,305	902,433	399,315	(1,454,157)	1,539,896
Total liabilities, redeemable noncontrolling interests and stockholders’ investment	$3,349,934	$1,775,237	$2,357,342	$(4,130,424)	$3,352,089

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Balance Sheet
As of March 31, 2015

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$126	$884	$103,136	$—	$104,146
Accounts receivable	377,158	342,239	447,776	(908,555)	258,618
Inventories	—	44,285	102,884	—	147,169
Assets held for sale	—	54,695	3,132	—	57,827
Prepaid expenses and other current assets	4,850	7,035	58,206	—	70,091
Total current assets	382,134	449,138	715,134	(908,555)	637,851
Intercompany investment	1,410,347	111,380	—	(1,521,727)	—
Investment in unconsolidated affiliates	—	—	216,376	—	216,376
Intercompany notes receivable	1,184,335	—	—	(1,184,335)	—
Property and equipment—at cost:
Land and buildings	2,830	50,946	118,183	—	171,959
Aircraft and equipment	108,457	1,114,218	1,271,194	—	2,493,869
	111,287	1,165,164	1,389,377	—	2,665,828
Less: Accumulated depreciation and amortization	(16,431)	(223,245)	(269,051)	—	(508,727)
	94,856	941,919	1,120,326	—	2,157,101
Goodwill	—	4,756	70,872	—	75,628
Other assets	43,423	988	99,353	—	143,764
Total assets	$3,115,095	$1,508,181	$2,222,061	$(3,614,617)	$3,230,720

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$203,700	$369,854	$289,838	$(779,199)	$84,193
Accrued liabilities	31,805	37,860	172,851	(18,009)	224,507
Current deferred taxes	(3,661)	2,503	18,862	—	17,704
Short-term borrowings and current maturities of long-term debt	9,088	—	9,642	—	18,730
Contingent consideration	—	—	33,938	—	33,938
Deferred sale leaseback	—	55,934	—	—	55,934
Total current liabilities	240,932	466,151	525,131	(797,208)	435,006
Long-term debt, less current maturities	812,536	—	33,156	—	845,692
Intercompany notes payable	100,000	131,075	1,065,918	(1,296,993)	—
Accrued pension liabilities	—	—	99,576	—	99,576
Other liabilities and deferred credits	17,144	8,379	21,711	(7,452)	39,782
Deferred taxes	141,771	6,346	17,538	—	165,655
Redeemable noncontrolling interests	—	—	26,223	—	26,223
Stockholders’ investment:
Common stock	376	4,996	22,876	(27,872)	376
Additional paid-in-capital	781,837	9,291	284,048	(293,339)	781,837
Retained earnings	1,284,442	881,943	133,559	(1,015,502)	1,284,442
Accumulated other comprehensive loss	(80,604)	—	(13,474)	(176,251)	(270,329)
Treasury shares	(184,796)	—	—	—	(184,796)
Total Bristow Group stockholders’ investment	1,801,255	896,230	427,009	(1,512,964)	1,611,530
Noncontrolling interests	1,457	—	5,799	—	7,256
Total stockholders’ investment	1,802,712	896,230	432,808	(1,512,964)	1,618,786
Total liabilities, redeemable noncontrolling interests and stockholders’ investment	$3,115,095	$1,508,181	$2,222,061	$(3,614,617)	$3,230,720

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Cash Flows
Nine Months Ended December 31, 2015

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash provided by (used in) operating activities	$(111,132)	$104,553	$62,263	$—	$55,684
Cash flows from investing activities:
Capital expenditures	(24,633)	(258,365)	(60,367)	—	(343,365)
Proceeds from asset dispositions	—	15,192	3,960	—	19,152
Net cash used in investing activities	(24,633)	(243,173)	(56,407)	—	(324,213)
Cash flows from financing activities:
Proceeds from borrowings	893,025	—	17,396	—	910,421
Repayment of debt	(542,900)	—	(24,221)	—	(567,121)
Dividends paid	(35,627)	—	—	—	(35,627)
Increases (decreases) in cash related to intercompany advances and debt	(178,140)	138,564	39,576	—	—
Partial prepayment of put/call obligation	(42)	—	—	—	(42)
Acquisition of noncontrolling interest	—	—	(7,311)	—	(7,311)
Dividends paid to noncontrolling interest	—	—	(153)	—	(153)
Payment of contingent consideration	—	—	(8,000)	—	(8,000)
Tax benefit related to stock-based compensation	44	—	—	—	44
Net cash provided by (used in) financing activities	136,360	138,564	17,287	—	292,211
Effect of exchange rate changes on cash and cash equivalents	—	—	4,080	—	4,080
Net increase in cash and cash equivalents	595	(56)	27,223	—	27,762
Cash and cash equivalents at beginning of period	126	884	103,136	—	104,146
Cash and cash equivalents at end of period	$721	$828	$130,359	$—	$131,908

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
We have reviewed the accompanying condensed consolidated balance sheets of Bristow Group Inc. and subsidiaries as of December 31, 2015, and the related condensed consolidated statements of operations and comprehensive income for the three and nine month periods ended December 31, 2015 and 2014, the condensed consolidated statements of cash flows for the nine month periods ended December 31, 2015 and 2014, and the condensed consolidated statement of changes in equity and redeemable noncontrolling interests for the nine month period ended December 31, 2015. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
February 8, 2016

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 (the “fiscal year 2015 Annual Report”) and the MD&A contained therein. In the discussion that follows, the terms “Current Quarter” and “Comparable Quarter” refer to the three months ended December 31, 2015 and 2014, respectively, and the terms “Current Period” and “Comparable Period” refer to the nine months ended December 31, 2015 and 2014, respectively. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ending March 31, 2016 is referred to as “fiscal year 2016”.
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
•the possibility that the major oil companies do not continue to expand internationally and offshore;
•the possibility of significant changes in foreign exchange rates and controls;
•general economic conditions including the capital and credit markets;

•	the possibility that we may impair our long-lived assets, including goodwill, property and equipment and investments in unconsolidated affiliates;

•	the possibility that we may be unable to defer payment on certain aircraft into future fiscal years or take delivery of certain aircraft later than initially scheduled;

•	the possibility that we may be unable to acquire additional aircraft due to limited availability or unable to exercise aircraft purchase options;

•the possibility that we may be unable to dispose of older aircraft through sales into the aftermarket;
•the possibility that we or our suppliers will be unable to deliver new aircraft on time or on budget;
•the possibility that we may be unable to obtain financing or we may be unable to draw on our credit facilities;

•	the possibility that we may lack sufficient liquidity to continue to repurchase shares, pay a quarterly dividend or finance contractual commitments;
•the possibility that we may be unable to maintain compliance with debt covenants;
•the possibility that segments of our fleet may be grounded for extended periods of time or indefinitely;
•the possibility that we may be unable to re-deploy our aircraft to regions with greater demand;

•	the possibility that reductions in spending on helicopter services by governmental agencies could lead to modifications of search and rescue (“SAR”) contract terms or delays in receiving payments;

•	the possibility that customers may reject our aircraft due to late delivery or unacceptable aircraft design or operability; and

•	the possibility that we do not achieve the anticipated benefits from the addition of new-technology aircraft to our fleet.
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
General
We are the leading provider of helicopter services to the worldwide offshore energy industry based on the number of aircraft operated and one of two helicopter service providers to the offshore energy industry with global operations. We have a long history in the helicopter services industry through Bristow Helicopters Ltd. (“Bristow Helicopters”) and Offshore Logistics, Inc., having been founded in 1955 and 1969, respectively. We have major transportation operations in the North Sea, Nigeria and the U.S. Gulf of Mexico, and in most of the other major offshore energy producing regions of the world, including Australia, Brazil, Canada, Russia and Trinidad. We provide private sector SAR services in Australia, Canada, Norway, Russia, Trinidad and the United States and we provide public sector SAR services in the U.K. on behalf of the Maritime & Coastguard Agency. In March 2013, we were awarded a contract to provide public sector SAR services for all of the U.K. We are completing the construction of certain facilities, taking delivery of aircraft and training personnel. We are currently operational at nine bases as follows: Humberside and Inverness (April 2015), Caernarfon (July 2015), Lydd (August 2015), St. Athan (October 2015), Prestwich and Newquay (January 2016) and two Gap SAR bases of Sumburgh and Stornoway. Operation will commence at one additional base in fiscal year 2018 and the last two bases will transition from our existing Gap SAR contract in fiscal year 2018. We also provide regional fixed wing scheduled and charter services in the U.K and Australia through our consolidated affiliates, Eastern Airways and Airnorth, respectively. These operations support our primary helicopter services operations in those markets, creating a more integrated logistics solution for our clients. During the Current Period, we generated approximately 79% of our consolidated operating revenue from oil and gas operations, approximately 9% from SAR and approximately 12% from fixed wing services that support our global helicopter operations.
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
We primarily provide helicopter services to a broad base of major integrated, national and independent offshore energy companies. Our clients charter our helicopters primarily to transport personnel between onshore bases and offshore production platforms, drilling rigs and other installations. To a lesser extent, our clients also charter our helicopters to transport time-sensitive equipment to these offshore locations. These clients’ operating expenditures in the production sector are the principal source of our revenue, while their exploration and development capital expenditures provide a lesser portion of our revenue. The clients for SAR services include both the oil and gas industry, where our revenue is primarily dependent on our clients’ operating expenditures, and governmental agencies, where our revenue is dependent on a country’s desire to privatize SAR and enter into long-term contracts. In addition to our primary Helicopter Services operations, we also operate a training unit, Bristow Academy. As of December 31, 2015, we operated 360 aircraft (including 245 owned aircraft and 115 leased aircraft; 31 of the owned aircraft are held for sale) and our unconsolidated affiliates operated 124 aircraft in addition to those aircraft leased from us.

The chart below presents (1) the number of helicopters in our fleet and their distribution among the regions of our Helicopter Services segment as of December 31, 2015; (2) the number of helicopters which we had on order or under option as of December 31, 2015; and (3) the percentage of operating revenue which each of our regions provided during the Current Period. For additional information regarding our commitments and options to acquire aircraft, see Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Percentage of Current Period Operating Revenue	Aircraft in Consolidated Fleet
		Helicopters				Fixed Wing (1)		Unconsolidated Affiliates (4)
		Small	Medium	Large	Training		Total (2)(3)		Total
Europe Caspian	48%	—	14	70	—	28	112	—	112
Africa	16%	14	28	5	—	5	52	45	97
Americas	18%	19	44	18	—	—	81	79	160
Asia Pacific	17%	2	9	23	—	13	47	—	47
Corporate and other	1%	—	—	—	68	—	68	—	68
Total	100%	35	95	116	68	46	360	124	484
Aircraft not currently in fleet: (5)
On order		—	10	27	—	—	37
Under option		—	7	9	—	—	16

(1)
Includes 30 fixed wing aircraft operated by Eastern Airways which are included in the Europe Caspian and Africa regions and 13 fixed wing aircraft operated by Airnorth which are included in the Asia Pacific region.

(2)	Includes 31 aircraft held for sale and 115 leased aircraft as follows:

	Held for Sale Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Training	Fixed Wing	Total
Europe Caspian	—	1	—	—	—	1
Africa	5	4	—	—	1	10
Americas	—	7	—	—	—	7
Asia Pacific	—	—	2	—	—	2
Corporate and other	—	—	—	11	—	11
Total	5	12	2	11	1	31

	Leased Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Training	Fixed Wing	Total
Europe Caspian	—	5	37	—	11	53
Africa	—	1	2	—	2	5
Americas	1	10	5	—	—	16
Asia Pacific	2	2	8	—	4	16
Corporate and other	—	—	—	25	—	25
Total	3	18	52	25	17	115

(3)	The average age of our fleet, excluding fixed wing and training aircraft, was approximately nine years as of December 31, 2015.

(4)
The 124 aircraft operated by our unconsolidated affiliates do not include those aircraft leased from us. Includes 53 helicopters (primarily medium) and 26 fixed wing aircraft owned and managed by Líder Táxi Aéreo S.A. (“Líder”), our unconsolidated affiliate in Brazil, which is included in the Americas region.

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

	Current Period (1)	Fiscal Year Ended March 31,
		2015	2014	2013	2012	2011
LACE	163	166	158	158	149	153
LACE Rate (in millions)	$8.89	$9.33	$9.34	$8.35	$7.89	$7.15
 ______
(1) LACE rate is annualized.
The following table presents the distribution of LACE helicopters owned and leased, and the percentage of LACE leased as of December 31, 2015. The percentage of LACE leased is calculated by taking the total LACE for leased helicopters divided by the total LACE for all commercial helicopters we operate, including both owned and leased.

	LACE
	Owned Aircraft	Leased Aircraft	Percentage of LACE leased
Europe Caspian	37	40	52%
Africa	17	3	13%
Americas	31	10	25%
Asia Pacific	17	10	37%
Total	101	62	38%

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

Capital Allocation Strategy
Our capital allocation strategy is based on three principles as follows:

Principle: Prudent Balance Sheet Management

Principle: Highest Return using BVA

Principle: Balanced Shareholder Return

Liquidity Adequate?
No
Create/Build Liquidity
Yes
Capital Structure Targets Achieved?
No
Reduce Leverage
Yes
Invest in Growth Opportunities
Are returns above capital charge?
Yes
Organic Growth/ Acquisitions
No
Withdraw Capital
Capital Appreciation
Return Capital to Shareholders
Growing Quarterly Dividend
Other forms of capital returns

•
Prudent balance sheet management. Throughout our corporate and regional management, we proactively manage our capital allocation plan with a focus on achieving business growth and improving rates of return, within the dictates of prudent balance sheet management. In addition to cash flow generated from operations, we intend to maintain adequate liquidity and manage our capital structure relative to our commitments with external financings when necessary and through the use of operating leases for a target of 35% of our LACE. The target recognizes that we will have variability above or below the target of approximately 5% of our LACE due to timing of leases, purchases, disposals and lease terminations. As of December 31, 2015, aircraft under operating leases accounted for 38% of our LACE. Our adjusted debt to total equity ratio and total liquidity were 124.5% and $299.3 million, respectively, as of December 31, 2015 and 99.7% and $369.9 million, respectively, as of March 31, 2015. As of December 31 and March 31, 2015, adjusted debt includes balance sheet debt of $1.2 billion and $864.4 million, respectively, the net present value of operating leases totaling $601.5 million and $640.0 million, respectively, letters of credit, bank guarantees and financial guarantees totaling $10.6 million and $10.7 million, respectively, and the unfunded pension liability of $82.6 million and $99.6 million, respectively. On November 5, 2015, we received $200 million in proceeds from a new two-year term loan facility and initially used the proceeds to repay loans outstanding under our $400 million revolving credit facility and related fees and expenses and to finance working capital needs with further borrowings on our $400 million revolving credit facility. The additional liquidity was used for capital expenditures, working capital needs and general corporate purposes. Additionally, we have been working closely with helicopter manufacturers to defer capital expenditures for certain ordered aircraft into future fiscal years to more closely align the expenditures for those aircraft with the expected timing of revenue and cash flow generated by those assets. Our $200 million financing and capital expenditure deferral efforts, along with sales of idle assets and cost management initiatives, are intended to provide us with increased liquidity to fulfill our capital needs for new aircraft and infrastructure, including for the U.K. SAR contract, and provide additional financial flexibility through the current energy market downturn.

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

•
Balanced shareholder return. We continue to proactively manage our liquidity position with cash flows from operations, as well as external financings as discussed above. On February 4, 2016, our board of directors approved a dividend of $0.07 per common share. This dividend represents a reduction from the previous quarterly dividend of $0.34 per common share as we continue to address the uncertainty of the “lower for longer” commodity price environment, maintain liquidity to finance operating and maintenance expenditures, and provide additional financial flexibility. Our board of directors has approved a dividend policy with a goal of an annualized quarterly dividend payout ratio of 20-30% of forward adjusted earnings per share; however, actual dividend payments are at the discretion of our board of directors and may not meet or exceed this ratio. Also, our board of directors has authorized expenditures to repurchase shares of common stock, par value $.01 per share (“Common Stock”), since November 2011. Through February 5, 2016, we had repurchased 2,756,419 shares of our Common Stock for a total of $184.8 million since 2011. No shares have been repurchased since December 2014. For additional information on our repurchases of Common Stock, see “Share Repurchases” in Note 10 to the financial statements in our fiscal year 2015 Annual Report and Note 8 to the condensed consolidated financial statements included elsewhere in this Quarterly Report. The timing and method of any repurchases under the program will depend on a variety of factors, is subject to our results of operations, financial condition, cash requirements, and other factors and restrictions under applicable law and our debt instruments, and may be suspended or discontinued at any time.

Market Outlook
Our core business is providing helicopter services to the worldwide oil and gas industry. We also provide public and private sector SAR services and fixed wing services. Our global operations and critical mass of helicopters provide us with geographic and client diversity which helps mitigate risks associated with a single market or client.
The oil and gas business environment experienced a downturn during fiscal year 2015, which has continued into fiscal year 2016. Brent crude oil prices declined from approximately $106 per barrel at July 1, 2014 to $36 per barrel at December 31, 2015 and continued to decline in January 2016, driven by increased global supply and forecasts of reduced demand for crude oil resulting from weaker global economic growth in many regions of the world. The oil price decline has negatively impacted the cash flow of our clients and has resulted in their implementation of measures to reduce operational and capital costs in calendar year 2015 compared to 2014 levels, negatively impacting activity during fiscal years 2015 and 2016, which is expected to continue in fiscal year 2017. The current price environment has had an impact on both the offshore production and the offshore exploration activity of our clients, with offshore production activity being impacted to a lesser extent. Although the largest share of our revenue relates to oil and gas production and our largest contract, U.K. SAR, is not directly impacted by declining oil prices, the significant drop in the price of crude oil has resulted in the rescaling, delay or cancellation of planned offshore projects which has negatively impacted our operations and could continue to negatively impact our operations in future periods. We continue to expect this “lower for longer” oil price environment to continue in calendar year 2017 with significant uncertainty as to when a recovery will occur.
The SAR market is continuing to evolve and we believe further outsourcing of public SAR services to the private sector will continue in the future, although the timing of these opportunities is uncertain. The clients for our SAR services include both the oil and gas industry and governmental agencies. Public SAR service opportunities include previously awarded work involving seven aircraft for the U.K. Gap SAR contract, five aircraft in Ireland, two aircraft in the Dutch Antilles, 18 additional aircraft for the U.K. SAR contract awarded to us and four aircraft for the Falklands. We are also pursuing other public and oil and gas SAR opportunities for multiple aircraft in various jurisdictions around the globe. We are also pursuing other non-SAR government aircraft logistics opportunities.
As discussed above, we continue to seek ways to operate more efficiently and work with our clients to improve the efficiency of their operations within our “Operational Excellence” strategy. We have delivered on the majority of our operating cost reductions and actions will be taken to achieve further savings during the final quarter of fiscal year 2016. Further cost reductions and cash savings or capital deferral efforts are planned across our business in fiscal year 2017. We expect improvements in cash flow generation in fiscal years 2017 and 2018 due to additional cost reduction efforts and cash savings or capital deferral efforts, the U.K. SAR contract being fully operational and a significant decline in capital expenditures relative to the current fiscal year.
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
In November 2015, we purchased the remaining 15% of the outstanding shares of Airnorth for A$7.3 million ($5.3 million) resulting in a reduction of $5.5 million to redeemable noncontrolling interests and an increase of $0.2 million to additional paid-in capital.
We expect this acquisition will contribute approximately A$105-A$115 million ($83-$91 million) in operating revenue and A$25-A$30 million ($20-$24 million) of adjusted EBITDAR for fiscal year 2016. Airnorth contributed A$83.2 million ($61.1 million) in operating revenue and A$21.8 million ($16.1 million) of adjusted EBITDAR in the Current Period.
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

During fiscal year 2015, we recorded impairment charges totaling $36.1 million related to 27 held for sale aircraft, primarily related to one large aircraft type we are in the process of removing from our fleet. Additionally, as we expected to complete the disposal of the remaining aircraft of this type still operating as of March 31, 2015, we adjusted the salvage value and recorded additional depreciation expense of $6.2 million during fiscal year 2015. During the Current Period, we have seen further deterioration in market sales for aircraft resulting mostly from an increase in idle aircraft and reduced demand across the offshore energy market. While other markets exist for certain aircraft model types, including utility, firefighting, government, VIP transportation and tourism, the market for certain model type aircraft has slowed. As a result of these market changes, we recorded impairment charges of $22.0 million related to 11 held for sale aircraft during the Current Period. Additionally, due to changes in estimated salvage values for our fleet of operational aircraft and other changes in the timing of exiting certain aircraft from our operations, we have recorded an additional $22.4 million in depreciation expense during the Current Period.
Goodwill impairment — During the three months ended September 30, 2015, we noted rapid and significant declines in the market value of our stock resulting from the downturn in the oil and gas market driven by reduced crude oil prices. We identified this decline in market value of our stock and an overall reduction in expected operating results resulting from the downturn as indicators that the fair value of our goodwill could have fallen below its carrying amount. As a result, as part of our accounting process for the Current Period, we performed a goodwill impairment test as of September 30, 2015 and determined that the goodwill associated with our Bristow Norway reporting unit within our Europe Caspian region and associated with our Bristow Academy reporting unit within Corporate and other was impaired. In the Current Period, we recognized a loss of $22.3 million associated with the impairment of goodwill. No further impairment of goodwill and other intangible assets was recognized during the Current Quarter.
Selected Regional Perspectives
Brazil now represents a significant part of our long term helicopter growth outlook due to its concentration and size of its offshore oil reserves. However, in the short term, Brazil and specifically, Petrobras, continues to evidence uncertainty as its restructuring efforts have impacted the helicopter industry. Petrobras cancelled its new tenders for multiple medium and large aircraft that were expected to commence in calendar year 2016. While this represents a contraction in short-term demand, Brazil’s impact on long-term helicopter demand is expected to be material. Petrobras represented 60% of Líder’s operating revenue in fiscal year 2015 and 65% of Líder’s operating revenue in calendar year 2015.
Líder also has significant business in the general aviation sector and previously announced that it had secured a position as the exclusive dealer for Bombardier jet aircraft sales in Brazil. Additionally, Líder has recently secured a position as the exclusive dealer for Honda Jet aircraft sales in Brazil which is expected to add to their aircraft sales business.
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
We conduct business in various foreign countries, and as such, our cash flows and earnings are subject to fluctuations and related risks from changes in foreign currency exchange rates. During the Current Quarter and the Current Period, our primary foreign currency exposure was related to the British pound sterling, the euro, the Australian dollar, the Nigerian naira and the Norwegian kroner and our unconsolidated affiliates foreign currency exposure is primarily related to the Brazilian real. For details on this exposure and the related impact on our results of operations, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk” and Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

Results of Operations
The following table presents our operating results and other statement of operations information for the applicable periods:

	Three Months Ended December 31,		Favorable (Unfavorable)
	2015	2014

	(In thousands, except per share amounts, percentages and flight hours)
Gross revenue:
Operating revenue	$395,157	$430,318	$(35,161)	(8.2)%
Reimbursable revenue	24,730	29,822	(5,092)	(17.1)%
Total gross revenue	419,887	460,140	(40,253)	(8.7)%

Operating expense:
Direct cost	288,135	295,425	7,290	2.5%
Reimbursable expense	23,380	28,549	5,169	18.1%
Depreciation and amortization	32,320	23,625	(8,695)	(36.8)%
General and administrative	59,513	72,531	13,018	17.9%
Total operating expense	403,348	420,130	16,782	4.0%

Loss on impairment	—	(3,805)	3,805	100.0%
Loss on disposal of assets	(2,154)	(26,331)	24,177	91.8%
Earnings from unconsolidated affiliates, net of losses	7,692	(958)	8,650	*

Operating income	22,077	8,916	13,161	147.6%

Interest expense, net	(9,536)	(6,976)	(2,560)	(36.7)%
Gain on sale of unconsolidated affiliate	—	3,921	(3,921)	(100.0)%
Other income (expense), net	650	(5,223)	5,873	112.4%

Income before provision for income taxes	13,191	638	12,553	*
Provision for income taxes	(9,623)	(567)	(9,056)	*

Net income	3,568	71	3,497	*
Net income attributable to noncontrolling interests	(366)	(1,039)	673	64.8%
Net income (loss) attributable to Bristow Group	$3,202	$(968)	$4,170	*

Diluted earnings (loss) per common share	$0.09	$(0.03)	$0.12	*
Operating margin (1)	5.6%	2.1%	3.5%	166.7%
Flight hours (2)	47,396	53,033	(5,637)	(10.6)%

Non-GAAP financial measures: (3)
Adjusted operating income	$36,622	$43,564	$(6,942)	(15.9)%
Adjusted operating margin (1)	9.3%	10.1%	(0.8)%	(7.9)%
Adjusted EBITDAR	$116,907	$109,056	$7,851	7.2%
Adjusted EBITDAR margin (1)	29.6%	25.3%	4.3%	17.0%
Adjusted net income	$23,533	$24,719	$(1,186)	(4.8)%
Adjusted diluted earnings per share	$0.67	$0.70	$(0.03)	(4.3)%

	Nine Months Ended December 31,		Favorable (Unfavorable)

	2015	2014

	(In thousands, except per share amounts, percentages and flight hours)
Gross revenue:
Operating revenue	$1,254,279	$1,308,111	$(53,832)	(4.1)%
Reimbursable revenue	79,515	100,203	(20,688)	(20.6)%
Total gross revenue	1,333,794	1,408,314	(74,520)	(5.3)%

Operating expense:
Direct cost	926,378	891,483	(34,895)	(3.9)%
Reimbursable expense	76,242	94,466	18,224	19.3%
Depreciation and amortization	106,853	77,164	(29,689)	(38.5)%
General and administrative	174,302	194,687	20,385	10.5%
Total operating expense	1,283,775	1,257,800	(25,975)	(2.1)%

Loss on impairment	(27,713)	(7,167)	(20,546)	(286.7)%
Loss on disposal of assets	(23,856)	(25,594)	1,738	6.8%
Earnings from unconsolidated affiliates, net of losses	(1,372)	419	(1,791)	*

Operating income (loss)	(2,922)	118,172	(121,094)	(102.5)%

Interest expense, net	(24,384)	(21,675)	(2,709)	(12.5)%
Gain on sale of unconsolidated affiliates	—	3,921	(3,921)	(100.0)%
Other income (expense), net	(6,935)	(9,143)	2,208	24.1%

Income (loss) before provision for income taxes	(34,241)	91,275	(125,516)	(137.5)%
Provision for income taxes	(9,500)	(18,376)	8,876	48.3%

Net income (loss)	(43,741)	72,899	(116,640)	(160.0)%
Net income attributable to noncontrolling interests	(3,446)	(3,676)	230	6.3%
Net income (loss) attributable to Bristow Group	(47,187)	69,223	(116,410)	(168.2)%
Accretion of redeemable noncontrolling interests	(1,498)	—	(1,498)	*
Net income (loss) attributable to common stockholders	$(48,685)	$69,223	$(117,908)	(170.3)%

Diluted earnings per common share	$(1.40)	$1.94	$(3.34)	(172.2)%
Operating margin (1)	(0.2)%	9.0%	(9.2)%	(102.2)%
Flight hours (2)	151,014	158,518	(7,504)	(4.7)%

Non-GAAP financial measures: (3)
Adjusted operating income	$92,132	$161,303	$(69,171)	(42.9)%
Adjusted operating margin (1)	7.3%	12.3%	(5.0)%	(40.7)%
Adjusted EBITDAR	$330,718	$347,494	$(16,776)	(4.8)%
Adjusted EBITDAR margin (1)	26.4%	26.6%	(0.2)%	(0.8)%
Adjusted net income	$47,196	$102,159	$(54,963)	(53.8)%
Adjusted diluted earnings per share	$1.34	$2.87	$(1.53)	(53.3)%
 ____________
 * percentage change not meaningful

(1)
Operating margin is calculated as operating income divided by operating revenue. Adjusted operating margin is calculated as adjusted operating income divided by operating revenue. Adjusted EBITDAR margin is calculated as adjusted EBITDAR divided by operating revenue.

(2)
Excludes flight hours from Bristow Academy and unconsolidated affiliates. Includes flight hours from Eastern Airways and Airnorth fixed wing operations in the U.K., Nigeria and Australia totaling 10,010 and 6,556 for the three months ended December 31, 2015 and 2014, respectively, and 31,657 and 21,175 for the nine months ended December 31, 2015 and 2014, respectively.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014

	(In thousands, except per share amounts)
Adjusted operating income	$36,622	$43,564	$92,132	$161,303
Loss on disposal of assets	(2,154)	(26,331)	(23,856)	(25,594)
Special items (i)	(12,391)	(8,317)	(71,198)	(17,537)
Operating income (loss)	$22,077	$8,916	$(2,922)	$118,172

Adjusted EBITDAR	$116,907	$109,056	$330,718	$347,494
Loss on disposal of assets	(2,154)	(26,331)	(23,856)	(25,594)
Special items (i)	(7,348)	(5,086)	(48,752)	(16,207)
Depreciation and amortization	(32,320)	(23,625)	(106,853)	(77,164)
Rent expense	(52,177)	(46,282)	(160,495)	(114,839)
Interest expense	(9,717)	(7,094)	(25,003)	(22,415)
Provision for income taxes	(9,623)	(567)	(9,500)	(18,376)
Net income (loss)	$3,568	$71	$(43,741)	$72,899

Adjusted net income	$23,533	$24,719	$47,196	$102,159
Loss on disposal of assets (ii)	(1,658)	(21,033)	(18,369)	(20,441)
Special items (i) (ii)	(18,673)	(4,654)	(76,014)	(12,495)
Net income (loss) attributable to Bristow Group	$3,202	$(968)	$(47,187)	$69,223

Adjusted diluted earnings per share (iii)	$0.67	$0.70	$1.34	$2.87
Loss on disposal of assets (ii)	(0.05)	(0.60)	(0.52)	(0.57)
Special items (i) (ii)	(0.53)	(0.13)	(2.20)	(0.35)
Diluted earnings (loss) per share	0.09	(0.03)	(1.40)	1.94
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

(iii)
Adjusted diluted earnings per share is calculated using the diluted weighted average number of common shares outstanding of 35,303,238, 35,039,875, 34,884,529 and 35,657,119 for the Current Quarter, Comparable Quarter, Current Period and Comparable Period, respectively.

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

The following tables present region adjusted EBITDAR and adjusted EBITDAR margin discussed in “Region Operating Results,” and consolidated adjusted EBITDAR and adjusted EBITDAR margin for the three and nine months ended December 31, 2015 and 2014:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014

	(In thousands, except percentages)
Europe Caspian	$66,062	$64,107	$198,621	$205,357
Africa	18,162	29,785	60,877	77,680
Americas	35,908	33,233	76,645	101,113
Asia Pacific	16,599	14,511	49,994	39,839
Corporate and other	(19,824)	(32,580)	(55,419)	(76,495)
Consolidated adjusted EBITDAR	$116,907	$109,056	$330,718	$347,494

Europe Caspian	34.3%	32.8%	32.9%	33.5%
Africa	29.4%	34.5%	30.0%	30.4%
Americas	49.8%	37.6%	34.0%	38.0%
Asia Pacific	24.6%	24.5%	23.3%	23.6%
Consolidated adjusted EBITDAR margin	29.6%	25.3%	26.4%	26.6%

Current Quarter Compared to Comparable Quarter
For the Current Quarter, we reported operating income of $22.1 million, net income of $3.2 million and diluted earnings per share of $0.09 compared to operating income of $8.9 million, net loss of $1.0 million and diluted loss per share of $0.03 for the Comparable Quarter.
The primary drivers of the $4.2 million ($0.12 per share) improvement in net income over the Comparable Quarter were:

•	A loss of $1.7 million on disposal of assets compared with a $21.0 million loss in the Comparable Quarter, as the Comparable Quarter included non-cash impairment charges for aircraft of $20.5 million,

•
A $8.1 million increase in earnings from unconsolidated affiliates as we recorded a loss on earnings from our investment in Líder in Brazil in the Comparable Quarter compared to earnings in the Current Quarter, and

•
A reduction in costs across our global organization, reflected primarily in decreased general and administrative, salaries and benefits, and maintenance expense driven by cost reduction efforts in the face of the ongoing downturn in oil and gas markets globally, partially offset by

•
Severance expense of $5.4 million (including $2.1 million recorded in direct costs and $3.3 million recorded in general and administrative expense) and accelerated depreciation expense of $3.8 million in the Current Quarter (see discussion of these special items below), and

•	A $9.5 million, or $0.27 per share, non-cash adjustment related to the valuation of deferred tax assets in the Current Quarter.
Excluding special items and losses on disposal of assets, adjusted operating income, adjusted net income and adjusted diluted earnings per share were $36.6 million, $23.5 million and $0.67, respectively, for the Current Quarter compared to $43.6 million, $24.7 million and $0.70, respectively, for the Comparable Quarter.
Adjusted EBITDAR, which is adjusted for special items and losses on disposal of assets and exclude the impact of changes in rent expense, depreciation and amortization expense and income taxes, was $116.9 million in the Current Quarter compared to $109.1 million in the Comparable Quarter. Adjusted EBITDAR increased primarily as a result of the increase in earnings from Líder (driven by foreign exchange rate changes), the start-up of the U.K. SAR contract in April 2015, the addition of Airnorth, and cost reduction activities across the organization, despite a decline in activity and revenue from our oil and gas clients. Adjusted EBITDAR margin improved from 25.3% in the Comparable Quarter to 29.6% in the Current Quarter as a result of these items. Excluding the foreign currency impact in the Current Quarter and the Comparable Quarter, most of which was reflected in the increase in earnings from Líder, adjusted EBITDAR would have been $115.5 million and $124.7 million, respectively, and adjusted EBITDAR margin would have been 29.1% and 28.3%, respectively.
Despite the improvement in adjusted EBITDAR, adjusted net income and adjusted diluted earnings per share declined from the Comparable Quarter as rent expense increased $5.1 million and interest expense increased $2.3 million.
We expect results over the remainder of fiscal year 2016 to continue to be impacted by the industry conditions affecting our clients. However, we also expect operating results to benefit from our diversification strategy into SAR and fixed wing logistics and as our cost reduction initiatives take full effect. We cannot predict what impact any further changes in foreign currency exchange rates could have on our results over the remainder of fiscal year 2016.
Gross revenue decreased 8.7%, or $40.3 million, to $419.9 million for the Current Quarter from $460.1 million for the Comparable Quarter. Changes in foreign currency exchange rates resulted in a $14.9 million decrease in gross revenue year-over-year. In addition to the impact of changes in foreign currency exchange rates, operating revenue decreased as a result of:

•	A decrease in activity and operating revenue with our oil and gas clients resulting from the ongoing downturn driven by reduced crude oil prices globally, partially offset by

•
An increase in operating revenue of $35.7 million from SAR operations driven by the start-up of the U.K. SAR contract in April 2015, contributing $47.5 million in operating revenue in the Current Quarter, and

•
An increase in operating revenue of $10.4 million from fixed wing operations, primarily from the addition of Airnorth in our Asia Pacific region in January 2015, which contributed $17.9 million of operating revenue in the Current Quarter.

Direct costs decreased 2.5%, or $7.3 million, to $288.1 million for the Current Quarter from $295.4 million for the Comparable Quarter primarily due to a $12.3 million decrease in maintenance expense including credits of $14.2 million from original equipment manufacturers due to aircraft performance issues, an $8.9 million decrease in salaries and benefits due to a decrease in headcount across all regions and a reduction in inventory consignment fees of $7.3 million due to lower consignment rates, partially offset by a $5.9 million increase in rent expense related to additional leased aircraft, severance expense of $2.8 million, a $2.6 million increase in insurance expense due to additional aircraft insured and the addition of Airnorth, a $2.7 million increase in bad debt expense recorded in the Current Quarter in our Africa and Asia Pacific regions and a $6.3 million increase in other direct costs primarily as a result of pre-operational cost release for the U.K. SAR contract and other contract services.
Reimbursable expense decreased 18.1%, or $5.2 million, to $23.4 million in the Current Quarter from $28.5 million in the Comparable Quarter primarily due a decline in activity and a contract amendment in our Europe Caspian region.
Depreciation and amortization increased 36.8% or $8.7 million, to $32.3 million for the Current Quarter from $23.6 million for the Comparable Quarter. The increase in depreciation and amortization expense is primarily due to additional depreciation of $5.0 million as a result of fleet changes for older aircraft, an increase of $2.3 million due to information technology projects placed into service since the prior year and $1.2 million due to the addition of Airnorth.
General and administrative expense decreased 17.9%, or $13.0 million, to $59.5 million for the Current Quarter from $72.5 million for the Comparable Quarter primarily due to a decrease in compensation expense of $12.3 million driven by management’s decision to not award short-term bonuses for fiscal year 2016 and a decrease in professional fees of $4.3 million, partially offset by severance expense of $4.5 million.
Loss on impairment for the Comparable Quarter includes $3.8 million of inventory impairments.
Loss on disposal of assets increased $24.2 million, to a loss of $2.2 million for the Current Quarter from a loss of $26.3 million for the Comparable Quarter. The loss on disposal of assets in the Current Quarter included a loss of $2.2 million from the sale or disposal of three aircraft and other equipment. During the Comparable Quarter, the loss on disposal of assets included a loss of $0.7 million from the sale of three aircraft and other equipment and impairment charges totaling $25.6 million related to 12 held for sale aircraft.
Earnings from unconsolidated affiliates, net of losses, increased $8.7 million to earnings of $7.7 million for the Current Quarter from a loss of $1.0 million in the Comparable Quarter. The increase in earnings from unconsolidated affiliates, net of losses, primarily resulted from a $9.4 million improvement from Líder primarily due to a $1.0 million favorable impact from foreign currency rate changes in the Current Quarter compared to a $7.7 million unfavorable impact from foreign currency rate changes in the Comparable Quarter. The Brazilian real appreciated 0.6% versus the U.S. dollar in the Current Quarter compared with a devaluation of 9.4% in the Comparable Quarter.
Interest expense, net, increased 36.7%, or $2.6 million, to $9.5 million in the Current Quarter from $7.0 million in the Comparable Quarter primarily due to higher interest expense and lower capitalized interest resulting from a decrease in construction in progress in the Current Quarter, partially offset by lower amortization of debt discount. Additionally, we wrote-off $0.2 million of unamortized deferred financing fees related to the 6 ¼% Senior Notes, which was included in interest expense on our condensed consolidated statements of operations in the Comparable Quarter.
Other income (expense), net increased $5.9 million to $0.7 million in the Current Quarter from a loss of $5.2 million in the Comparable Quarter primarily due to unfavorable changes in foreign currency exchange rates in the Comparable Quarter. During the Comparable Quarter, we incurred $0.7 million in premium and fees for the repurchase of a portion of our 6 ¼% Senior Notes, which is included in other income (expense), net on our condensed consolidated statements of operations.
For further details on income tax expense, see “Region Operating Results – Current Quarter Compared to Comparable Quarter – Taxes” included elsewhere in this Quarterly Report.

The impact of the severance costs, additional depreciation expense and tax valuation allowance discussed above have been identified as special items for the Current Quarter. In the Comparable Quarter, the impact of the costs associated with the gain on the sale of an unconsolidated affiliate, an accounting correction, the inventory allowances, the repurchase of a portion of our 6¼% Senior Notes (the repurchase premium and write-off of deferred financing fees) and an accrued maintenance cost reversal were identified as special items. These items in the Current Quarter and Comparable Quarter have been identified as special items as they are not considered by management to be part of our ongoing operations when assessing and measuring the operational and financial performance of the organization. The impact of these items on our adjusted operating income, adjusted EBITDAR, adjusted net income and adjusted diluted earnings per share is as follows:

	Three Months Ended December 31, 2015
	Adjusted Operating Income	Adjusted EBITDAR	Adjusted Net Income	Adjusted Diluted Earnings Per Share

	(In thousands, except per share amounts)
Severance costs	$(7,348)	$(7,348)	$(5,370)	$(0.15)
Additional depreciation expense resulting from fleet changes	(5,043)	—	(3,774)	(0.11)
Tax valuation allowance	—	—	(9,529)	(0.27)
Total special items	$(12,391)	$(7,348)	$(18,673)	(0.53)

	Three Months Ended December 31, 2014
	Adjusted Operating Income	Adjusted EBITDAR	Adjusted Net Income	Adjusted Diluted Earnings Per Share

	(In thousands, except per share amounts)
Gain on sale of unconsolidated affiliate	$—	$3,921	$2,549	$0.07
Impairment of inventories	(3,805)	(3,805)	(3,044)	(0.09)
Repurchase of 6 ¼% Senior Notes	—	(690)	(594)	(0.02)
Accounting correction	(5,325)	(5,325)	(4,207)	(0.12)
Accrued maintenance cost reversal	813	813	642	0.02
Total special items	$(8,317)	$(5,086)	$(4,654)	(0.13)

Current Period Compared to Comparable Period
For the Current Period, we reported operating loss of $2.9 million, net loss of $47.2 million and diluted loss per share of $1.40 compared to operating income of $118.2 million, net income of $69.2 million and diluted earnings per share of $1.94 for the Comparable Period. Our results for the Current Period were significantly impacted by changes in foreign currency exchange rates, which lowered net income and diluted earnings per share by $21.6 million and $0.62, respectively. Our results for the Comparable Period were also significantly impacted by changes in foreign currency exchange rates, which lowered net income and diluted earnings per share by $21.8 million and $0.61, respectively. These impacts were primarily reflected in a $14.3 million and a $12.7 million after-tax reduction in our earnings from unconsolidated affiliates, net of losses, as results related to Líder were impacted by a 17.9% and 15.8% devaluation in the Brazilian real versus the U.S. dollar for the Current Period and Comparable Period, respectively. Net loss for the Current Period was also impacted by a $15.0 million, or $0.42 per share, non-cash adjustment related to the valuation of deferred tax assets.
In addition to the foreign currency losses and tax charges, net loss for the Current Period was also significantly impacted by the following items:

•
Severance expense of $16.8 million (including $9.6 million recorded in direct costs and $7.2 million recorded in general and administrative expense) related to separation programs across our global organization designed to increase efficiency and cut cost,

•
A loss on disposal of assets of $18.4 million (primarily consisting of impairment charges on aircraft of $17.0 million) and accelerated depreciation expense related to a softening aircraft sales aftermarket and changes in the planned timing of exits from aircraft model types in our fleet of $15.5 million and $3.8 million of impairment charges on inventory, and

•
An impairment of goodwill of $25.0 million (included in loss on impairment) related to our Bristow Norway reporting unit within our Europe Caspian region ($13.5 million) and Bristow Academy reporting unit within Corporate and other ($11.5 million).

Additionally, diluted loss per share was further decreased by adjustments in the accretion amount of redeemable noncontrolling interests in Eastern Airways and Airnorth.
Excluding these items, adjusted operating income, adjusted net income and adjusted diluted earnings per share were $92.1 million, $47.2 million and $1.34, respectively, for the Current Period. The adjusted results compare to adjusted operating income, adjusted net income and adjusted diluted earnings per share of $161.3 million, $102.2 million and $2.87, respectively, for the Comparable Period.
In addition to foreign currency losses and tax charges discussed above, our net loss for the Current Period was impacted by a decline in oil and gas activity across all regions and a $42.9 million increase in rent expense primarily related to an increase in the number of aircraft leased compared to the Comparable Period, including those for the U.K. SAR contract. Additionally, the Comparable Period's net income benefited from the reversal of $3.5 million of bad debt expense in our Americas region related to a client that had previously filed for bankruptcy for which we subsequently settled and collected funds while the Current Period's net loss was impacted by $4.7 million of bad debt expense in our Africa and Asia Pacific regions.
The decline in our results was partially offset by the positive impact from the addition of Airnorth in Australia, the startup of new contracts across all regions, including the U.K. SAR contract in our Europe Caspian region and cost reduction efforts across our global organization.
Adjusted EBITDAR and adjusted EBITDAR margin, which is adjusted for the same items discussed above and excludes the impact of changes in rent expense and tax charges, was $330.7 million and 26.4%, respectively, in the Current Period compared to $347.5 million and 26.6% in the Comparable Period, respectively. Excluding the foreign currency impact in the Current Period and the Comparable Period, adjusted EBITDAR would have been $354.7 million and $375.1 million, respectively, and adjusted EBITDAR margin would have been 28.3% and 28.3%, respectively. This decrease in adjusted EBITDAR and increase in adjusted EBITDAR margin reflects the decline in oil and gas activity and revenue, partially offset by the start-up of U.K. SAR, the addition of Airnorth and cost reduction efforts. Additionally, the increase in bad debt expense of $10.1 million also contributed to the decrease in adjusted EBITDAR from the Comparable Period to the Current Period.
Gross revenue decreased 5.3%, or $74.5 million, to $1.3 billion for the Current Period from $1.4 billion for the Comparable Period. Changes in foreign currency exchange rates resulted in an $83.9 million decrease in gross revenue year-over-year. This decrease was more than offset by positive contribution from the acquisition of Airnorth in our Asia Pacific region in January 2015, contributing $61.1 million of operating revenue in the Current Period, and the addition of the U.K. SAR contract and a new oil and gas contract in our Europe Caspian region, contributing $77.2 million and $41.8 million, respectively, in operating revenue in the Current Period. Excluding these new contributors to revenue, the overall oil and gas activity associated with the market downturn declined and drove our overall flight hours down globally.
Direct costs increased 3.9%, or $34.9 million, to $926.4 million for the Current Period from $891.5 million for the Comparable Period primarily due to a $44.6 million increase in rent expense primarily related to additional leased aircraft, an $13.9 million increase in direct costs due to a contract amendment in our Europe Caspian region which resulted in an offsetting decline in reimbursable expense, an increase in bad debt expense of $10.1 million, an increase in severance expense of $12.0 million and a $4.4 million increase in insurance expense, partially offset by a $19.1 million decline in maintenance costs primarily due to lower activity, a $29.1 million decline in salaries and benefits due to a decrease in headcount across all regions and a reduction in inventory consignment fees of $2.8 million due to lower consignment rates.
Reimbursable expense declined 19.3%, or $18.2 million, to $76.2 million in the Current Period from $94.5 million in the Comparable Period primarily due a decline in activity and a contract amendment in our Europe Caspian region.
Depreciation and amortization increased 38.5%, or $29.7 million, to $106.9 million for the Current Period from $77.2 million for the Comparable Period. This increase in depreciation and amortization expense is primarily due to additional depreciation of $22.4 million as a result of fleet changes for older aircraft, an increase of $5.0 million due to information technology projects placed into service since the prior year and an increase of $3.5 million due to the addition of Airnorth.

General and administrative expense decreased 10.5%, or $20.4 million, to $174.3 million for the Current Period from $194.7 million for the Comparable Period primarily due to a decrease in compensation expense of $20.5 million driven by management’s decision to not award short-term bonuses for fiscal year 2016, a decline in stock price during the Current Period resulting in a reduction in the accrual for the performance cash plan year-over-year and $5.5 million in expense related to CEO succession recorded in the Comparable Period and a decrease in training and seminars of $4.2 million due to systems implementation training costs incurred in the Comparable Period, partially offset by $9.0 million in severance expense.
Loss on impairment for the Current Period includes $22.3 million of goodwill impairment related to our Bristow Norway reporting unit within our Europe Caspian region ($12.1 million) and Bristow Academy reporting unit within our Corporate and other region ($10.2 million) and $5.4 million of inventory impairments. For further details, see “Executive Overview – Market Outlook – Recent Events – Goodwill Impairment.” Loss on impairment for the Comparable Period includes $7.2 million of inventory impairments.
Loss on disposal of assets decreased $1.7 million to a loss of $23.9 million for the Current Period from a loss of $25.6 million for the Comparable Period. The loss on disposal of assets in the Current Period included impairment charges totaling $22.0 million related to 11 held for sale aircraft and a loss of $1.8 million from the sale of aircraft and other equipment. During the Comparable Period, the loss on disposal of assets included impairment charges totaling $28.8 million related to 18 held for sale aircraft partially offset by a gain of $3.2 million from the sale of 26 aircraft and other equipment.
Earnings from unconsolidated affiliates, net of losses, decreased $1.8 million to a loss of $1.4 million for the Current Period from earnings of $0.4 million in the Comparable Period. The decrease in earnings from unconsolidated affiliates, net of losses, primarily resulted from an increase in losses from investment in Líder in Brazil to $0.7 million of losses in the Current Period from $0.3 million in losses in the Comparable Period primarily due to an increase in unfavorable impact of foreign currency exchange rates and decline in activity. Our earnings from Líder in the Current Period and Comparable Period were reduced by the unfavorable impact of foreign currency exchange rates changes of $17.2 million and $16.1 million, respectively.
Interest expense, net, increased 12.5%, or $2.7 million, to $24.4 million in the Current Period from $21.7 million in the Comparable Period primarily due a decrease in capitalized interest resulting from a decrease in construction in progress during the Current Period. Additionally, we wrote-off $0.7 million of unamortized deferred financing fees related to the 6 ¼% Senior Notes, which was included in interest expense on our condensed consolidated statements of operations in the Comparable Period.
Other income (expense), net decreased $2.2 million to a loss of $6.9 million in the Current Period from a loss of $9.1 million in the Comparable Period. During the Comparable Period, we incurred $2.6 million in premium and fees for the repurchase of a portion of our 6 ¼% Senior Notes, which is included in other income (expense), net on our condensed consolidated statements of operations.
For further details on income tax expense, see “Region Operating Results – Current Period Compared to Comparable Period – Taxes” included elsewhere in this Quarterly Report.

The impact of the severance costs, additional depreciation expense related to fleet changes, impairment of inventories, impairment of goodwill, tax valuation allowance and the adjustments to accretion of redeemable noncontrolling interests have been identified as special items for the Current Period. In the Comparable Period, the impact of the costs associated with the gain on the sale of an unconsolidated affiliate, North America restructuring, CEO succession costs, inventory allowances, the repurchase of a portion of our 6¼% Senior Notes (the repurchase premium and write-off of deferred financing fees), an accounting correction and the accrued maintenance cost reversal were identified as special items. These items in the Current Period and Comparable Period have been identified as special items as they are not considered by management to be part of our ongoing operations when assessing and measuring the operational and financial performance of the organization. The impact of these items on our adjusted operating income, adjusted EBITDAR, adjusted net income and adjusted diluted earnings per share is as follows:

	Nine Months Ended December 31, 2015
	Adjusted Operating Income	Adjusted EBITDAR	Adjusted Net Income	Adjusted Diluted Earnings Per Share

	(In thousands, except per share amounts)
Severance costs	$(21,039)	$(21,039)	$(16,758)	$(0.47)
Additional depreciation expense resulting from fleet changes	(22,446)	—	(15,532)	(0.44)
Impairment of inventories	(5,439)	(5,439)	(3,764)	(0.11)
Goodwill impairment	(22,274)	(22,274)	(24,996)	(0.71)
Tax valuation allowance	—	—	(14,964)	(0.42)
Accretion of redeemable noncontrolling interests	—	—	—	(0.04)
Total special items	$(71,198)	$(48,752)	$(76,014)	(2.20)

	Nine Months Ended December 31, 2014
	Adjusted Operating Income	Adjusted EBITDAR	Adjusted Net Income	Adjusted Diluted Earnings Per Share

	(In thousands, except per share amounts)
Gain on sale of unconsolidated affiliate	$—	$3,921	$2,549	$0.07
North America restructuring	(1,611)	(1,611)	(1,047)	(0.03)
CEO succession	(5,501)	(5,501)	(3,576)	(0.10)
Impairment of inventories	(7,167)	(7,167)	(5,734)	(0.16)
Repurchase of 6 ¼% Senior Notes	—	(2,591)	(2,113)	(0.06)
Accounting correction	(4,071)	(4,071)	(3,216)	(0.09)
Accrued maintenance cost reversal	813	813	642	0.02
Total special items	$(17,537)	$(16,207)	$(12,495)	(0.35)

Region Operating Results
The following tables set forth certain operating information for the regions comprising our Helicopter Services segment. Intercompany lease revenue and expense are eliminated from our segment reporting, and depreciation expense of aircraft is presented in the region that operates the aircraft.
Current Quarter Compared to Comparable Quarter
Set forth below is a discussion of the operations of our regions. Our consolidated results are discussed under “Results of Operations” above.
Europe Caspian

	Three Months Ended December 31,		Favorable (Unfavorable)

	2015	2014

	(In thousands, except percentages)
Operating revenue	$192,400	$195,617	$(3,217)	(1.6)%
Earnings from unconsolidated affiliates, net of losses	$93	$212	$(119)	(56.1)%
Operating income	$26,986	$28,550	$(1,564)	(5.5)%
Operating margin	14.0%	14.6%	(0.6)%	(4.1)%
Adjusted EBITDAR	$66,062	$64,107	$1,955	3.0%
Adjusted EBITDAR margin	34.3%	32.8%	1.5%	4.6%
The Europe Caspian region comprises all of our operations and affiliates in Europe and Central Asia, including Norway, the U.K. and Turkmenistan.
Operating revenue for the Current Quarter reflects the impact from the downturn in the oil and gas industry, which has resulted in decreased activity levels with our oil and gas clients. Additionally, a substantial portion of our operations in the Europe Caspian region are contracted in British pound sterling and Norwegian kroner, both of which weakened significantly against the U.S. dollar since the Comparable Quarter. Foreign currency exchange rate changes resulted in an $8.7 million reduction in revenue for our Europe Caspian region year-over-year. Partially offsetting the year-over-year decrease in operating revenue was the startup of two U.K. SAR bases in April 2015, one base in July 2015, one base in August 2015 and one base in October 2015, which contributed $35.7 million in additional operating revenue, and the addition of a new oil and gas contract that commenced operations in late fiscal year 2015 and contributed $13.7 million in operating revenue in the Current Quarter.
Operating income and operating margin were impacted by the decline in revenue, partially offset by a decline in fuel of $4.1 million and maintenance expense of $1.3 million as part of cost reduction initiatives. Included in the decrease in maintenance expense is the recovery of $6.0 million from an original equipment manufacturer provided in the form of maintenance credits resulting from a settlement for aircraft performance issues. Additionally, since the Comparable Quarter we have added two leased aircraft in our Europe Caspian region primarily in support of the U.K. SAR contract, which resulted in a $3.2 million increase in rent expense. The increase in rent expense was the primary driver of the year-over-year decrease in operating income and operating margin.
Adjusted EBITDAR increased in the Current Quarter and includes a positive impact from changes in foreign currency exchange rates of $1.0 million. Given the impact on revenue in addition to adjusted EBITDAR, the changes in foreign currency exchange rates had minimal impact on adjusted EBITDAR margin. Adjusted EBITDAR margin, which excludes rent expense, improved year-over-year with the start-up of U.K. SAR bases and cost reduction activities, partially offset by the impact from the downturn in the oil and gas industry.
Eastern Airways contributed $27.3 million and $34.8 million in operating revenue and $4.5 million and $5.4 million in adjusted EBITDAR for the Current Quarter and Comparable Quarter, respectively.
In July 2015, we took further action in response to weak market conditions by initiating an involuntary separation program in this region. This program, combined with a prior voluntary separation program, resulted in $1.9 million in severance expense during the Current Quarter, which is also excluded from adjusted EBITDAR and adjusted EBITDAR margin. We expect the offshore energy market in this region to continue to be challenging; however, we recently won a new tender and contract extension, and are awaiting results of other tenders in this market. Additionally, two bases commenced operations under the U.K. SAR contract in January 2016.

Africa

	Three Months Ended December 31,		Favorable (Unfavorable)
	2015	2014

	(In thousands, except percentages)
Operating revenue	$61,786	$86,330	$(24,544)	(28.4)%
Earnings from unconsolidated affiliates, net of losses	$43	$43	$—	—%
Operating income	$4,377	$26,379	$(22,002)	(83.4)%
Operating margin	7.1%	30.6%	(23.5)%	(76.8)%
Adjusted EBITDAR	$18,162	$29,785	$(11,623)	(39.0)%
Adjusted EBITDAR margin	29.4%	34.5%	(5.1)%	(14.8)%
The Africa region comprises all of our operations and affiliates on the African continent, including Nigeria, Tanzania, and Egypt.
Operating revenue for Africa decreased due to an overall decrease in activity compared to the Comparable Quarter driven by the downturn in the oil and gas industry. Activity declined with some customers and certain contracts ended, reducing revenue by $27.0 million, which was partially offset by a $2.5 million increase in activity from other contracts.
Operating income, operating margin, adjusted EBITDAR and adjusted EBTIDAR margin decreased in the Current Quarter primarily due to the decrease in activity discussed above, and operating income and operating margin were also impacted by an increase in depreciation and amortization expense of $5.0 million as a result of management's decision to exit certain older aircraft fleet types operating in this market sooner than originally anticipated. Additionally, during the Current Quarter we recorded $1.7 million of bad debt expense. Offsetting these increases was a decrease in salaries and benefits expense of $5.9 million, decrease in maintenance expense of $2.3 million and decrease in training, travel and meals of $1.9 million due to cost reduction initiatives implemented in this region. Additionally, during the Current Quarter we recorded $1.5 million in severance expense resulting from voluntary and involuntary separation programs which is excluded from adjusted EBITDAR and adjusted EBITDAR margin. Adjusted EBITDAR and adjusted EBITDAR margin declined primarily due to the decrease in activity discussed above combined with the bad debt expense recorded during the Current Quarter, partially offset by the cost reduction initiatives and a benefit of $3.8 million from a positive impact of changes in foreign currency exchange rates.
As previously discussed, we have seen recent changes in the Africa market as a result of new competitors entering this market. Additionally, changing regulations and the changing political environment have made and are expected to continue to make our operating results from Nigeria unpredictable. Market uncertainty related to the oil and gas downturn has continued in this region putting smaller clients under pressure as activity declines. We implemented cost reduction measures in advance of the activity reduction and expect additional efficiencies in the future.
On February 3, 2016, a Sikorsky S-76C++ operated by us was involved in a controlled water landing with minor injuries reported for the nine passengers and two crew onboard the aircraft. The cause(s) of the incident remain unknown at this time. We are fully cooperating with local authorities in their investigation to determine the cause. Following standard practice and out of an abundance of caution, the Nigerian Civil Aviation Authority (“NCAA”) has advised us to temporarily suspend operation of the 16 Sikorsky S-76C model aircraft we operate in Nigeria until they complete their review of our operations and meetings with our management. We are currently unable to predict how much of a negative impact this incident and the resulting temporary suspension of operations could have on our future business, financial condition and results of operations.

Americas

	Three Months Ended December 31,		Favorable (Unfavorable)
	2015	2014

	(In thousands, except percentages)
Operating revenue	$72,068	$88,286	$(16,218)	(18.4)%
Earnings from unconsolidated affiliates, net of losses	$7,556	$(1,213)	$8,769	*
Operating income	$22,797	$19,774	$3,023	15.3%
Operating margin	31.6%	22.4%	9.2%	41.1%
Adjusted EBITDAR	$35,908	$33,233	$2,675	8.0%
Adjusted EBITDAR margin	49.8%	37.6%	12.2%	32.4%
______
* percentage change not meaningful
The Americas region comprises all our operations and affiliates in North America and South America, including Brazil, Canada, Trinidad and the U.S. Gulf of Mexico.
Operating revenue decreased in the Current Quarter primarily due to a decline in the number of small and medium aircraft on contract and reduction in flight hours for large aircraft in the U.S. Gulf of Mexico, which reduced operating revenue by $15.9 million, and a decrease of $1.7 million from Brazil due to fewer aircraft leased to Líder.
Operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin in the Current Quarter were positively impacted by an increase of $9.4 million in earnings from our investment in Líder in Brazil. Earnings from our investment in Líder were increased by $1.0 million and reduced by $7.7 million in the Current Quarter and Comparable Quarter, respectively, as a result of foreign currency exchange rate changes. Excluding this impact, our earnings from our investment in Líder would have been $7.1 million and $6.4 million, respectively, and our adjusted EBITDAR for the Americas region would have been $35.0 million (48.5% adjusted EBITDAR margin) and $40.9 million (46.4% adjusted EBITDAR margin), respectively, in the Current Quarter and Comparable Quarter. This year-over-year decrease excluding foreign currency exchange rate changes primarily resulted from a decline in activity during the Current Quarter. See further discussion about our investment in Líder and the Brazil market in “Executive Overview – Market Outlook” and “– Current Quarter Compared to Comparable Quarter” included elsewhere in this Quarterly Report.
Operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin were impacted by the decrease in activity in the U.S. Gulf of Mexico, partially offset by a decrease in salaries and benefits of $5.5 million and a decrease in maintenance expense of $4.4 million. We also recorded severance expense, included in salaries and benefits in the Current Quarter, of $0.5 million. The severance expense recorded during the Current Quarter is excluded from adjusted EBITDAR and adjusted EBITDAR margin.
Asia Pacific

	Three Months Ended December 31,		Favorable (Unfavorable)
	2015	2014

	(In thousands, except percentages)
Operating revenue	$67,402	$59,212	$8,190	13.8%
Operating income	$458	$5,264	$(4,806)	(91.3)%
Operating margin	0.7%	8.9%	(8.2)%	(92.1)%
Adjusted EBITDAR	$16,599	$14,511	$2,088	14.4%
Adjusted EBITDAR margin	24.6%	24.5%	0.1%	0.4%
The Asia Pacific region comprises all our operations and affiliates in Australia and Southeast Asia, including Malaysia and Sakhalin.
In January 2015, Bristow Australia acquired an 85% interest in Airnorth and in November 2015, purchased the remaining 15% of the outstanding shares of Airnorth. Airnorth contributed $17.9 million in operating revenue and $5.2 million in adjusted EBITDAR for the Current Quarter. Operating revenue also increased by $8.5 million from new contracts in Australia, including an increase of the number of aircraft on the INPEX contract, offset by $10.5 million less revenue due to the ending of short-term contracts in Australia and a $2.6 million decline in Russia. A substantial portion of our operations in the Asia Pacific region are contracted in the Australian dollar, which has weakened significantly against the U.S. dollar since the Comparable Quarter. Foreign currency exchange rate changes resulted in a reduction in revenue for our Asia Pacific region of $4.4 million year-over-year.

Operating income and operating margin declined primarily due an increase in lease costs of $2.3 million, salaries and benefits of $2.2 million and maintenance expense of $2.2 million. Adjusted EBITDAR and adjusted EBITDAR margin increased primarily due to the acquisition of Airnorth, partially offset by bad debt expense of $1.0 million recorded during the Current Quarter. Adjusted EBITDAR and adjusted EBITDAR margin were positively impacted by changes in foreign currency exchange rates, which increased adjusted EBITDAR by $4.9 million compared to the Comparable Quarter. Excluding the impact of the foreign currency rate changes, adjusted EBITDAR margin would have been 21.6% and 26.8%, respectively, in the Current Quarter and Comparable Quarter.
During the Current Quarter, we recorded $0.2 million in severance expense, which is not included in adjusted EBITDAR or adjusted EBITDAR margin for the Current Quarter.
Corporate and Other

	Three Months Ended December 31,		Favorable (Unfavorable)
	2015	2014

	(In thousands, except percentages)
Operating revenue	$3,609	$1,942	$1,667	85.8%
Operating loss	$(30,387)	$(44,720)	$14,333	32.1%
Adjusted EBITDAR	$(19,824)	$(32,580)	$12,756	39.2%
Corporate and other includes our Bristow Academy operations, supply chain management and corporate costs that have not been allocated out to other regions.
Operating revenue increased primarily due to an increase in third party part sales of $1.2 million and the correction of error in the Comparable Quarter discussed below, which decreased operating revenue by $3.5 million in the Comparable Quarter, partially offset by a decrease in Bristow Academy revenue of $2.9 million.
Corporate operating expense primarily represents costs associated with our corporate office and other general and administrative costs not allocated to our regions. Operating loss for the Comparable Quarter included impairment of inventories totaling $3.8 million, which is excluded from adjusted EBITDAR. Additionally, as part of our cost reduction activities, management decided to not award bonuses during fiscal year 2016 resulting in a decline of $7.0 million in compensation expense from the Comparable Quarter.
During the Current Quarter we recorded severance expense of $3.1 million related to voluntary and involuntary separation plans, and during the Comparable Quarter we recorded an accounting correction that had a negative impact of $5.3 million, both of which are excluded from adjusted EBITDAR.
During the Comparable Quarter, we determined that we had been improperly capitalizing profit on intercompany technical services billings related to aircraft modifications. To correct this error, we reduced property and equipment, net of accumulated depreciation, by $4.4 million and increased deferred gains on aircraft sold and leased back included within other long-term liabilities by $0.9 million as of December 31, 2014. The offsetting impact on our condensed consolidated statements of income for the Comparable Quarter was a reduction in revenue of $3.5 million, an increase in direct cost of $2.0 million and a reduction in depreciation and amortization of $0.2 million. The error was not material to our consolidated financial statements for the nine months ended December 31, 2014 or our previously reported condensed consolidated financial statements for any period.

Interest Expense, Net

	Three Months Ended December 31,		Favorable (Unfavorable)
	2015	2014

	(In thousands, except percentages)
Interest income	$181	$118	$63	53.4%
Interest expense	(11,043)	(8,591)	(2,452)	(28.5)%
Amortization of debt discount	(27)	(1,063)	1,036	97.5%
Amortization of debt fees	(794)	(717)	(77)	(10.7)%
Capitalized interest	2,147	3,277	(1,130)	(34.5)%
Interest expense, net	$(9,536)	$(6,976)	$(2,560)	(36.7)%
The increase in interest expense, net in the Current Quarter is primarily due to higher interest expense and less capitalized interest resulting from lower construction in progress partially offset by less amortization of debt discount. Additionally, we wrote-off deferred financing fees of $0.2 million related to the repurchase of $17.2 million of our 6¼% Senior Notes in the Comparable Quarter.
Other Income (Expense), Net

	Three Months Ended December 31,		Favorable (Unfavorable)
	2015	2014

	(In thousands, except percentages)
Foreign currency gains (losses)	$616	$(4,578)	$5,194	113.5%
Other	34	(645)	679	105.3%
Other income (expense), net	$650	$(5,223)	$5,873	112.4%
Other income (expense), net increased primarily due to the favorable impact of changes in foreign currency exchange rates. Additionally, other income (expense), net in the Comparable Quarter included $0.7 million in premiums and fees as a result of the repurchase of $17.2 million of our 6 ¼% Senior Notes. The foreign currency gains within other income (expense), net are reflected within adjusted EBITDAR of the regions discussed above, with the $0.6 million gains in the Current Quarter being reflected primarily within the Corporate and other ($2.6 million), Asia Pacific region ($2.4 million) and Africa ($1.2 million) partially offset by losses within the Europe Caspian region ($5.2 million) and the $4.6 million of losses in the Comparable Quarter being reflected primarily within the Europe Caspian region ($3.0 million), Africa region ($1.8 million), Asia Pacific region ($1.4 million), partially offset by gains within Corporate and other ($1.7 million).
Taxes

	Three Months Ended December 31,		Favorable (Unfavorable)
	2015	2014

	(In thousands, except percentages)
Effective tax rate	73.0%	88.9%	15.9%	17.9%
Net foreign tax on non-U.S. earnings	$(2,494)	$4,646	$7,140	153.7%
Benefit of foreign earnings indefinitely reinvested abroad	$(9,694)	$(7,882)	$1,812	23.0%
Utilization of foreign tax credits	$—	$(2,592)	$(2,592)	(100.0)%
Change in valuation allowance	$9,529	$740	$(8,789)	*
______
 * percentage change not meaningful
In accordance with GAAP, we estimate the full-year effective tax rate from continuing operations and apply this rate to our year-to-date income from continuing operations. In addition, we separately calculate the tax impact of unusual or infrequent items, if any. The tax impacts of such unusual or infrequent items are treated discretely in the quarter in which they occur. During the Current Quarter, we increased our valuation allowance by $9.5 million which also impacted our effective tax rate.
The relationship between our provision for or benefit from income taxes and our pre-tax book income can vary significantly from period to period considering, among other factors, (a) the overall level of pre-tax book income, (b) changes in the blend of income that is taxed based on gross revenues or at high effective tax rates versus pre-tax book income or at low effective tax rates and (c) our geographical blend of pre-tax book income. Consequently, our income tax expense does not change proportionally with our pre-tax book income. Significant decreases in our pre-tax book income typically result in higher effective tax rates, while significant increases in pre-tax book income can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above. In the Current Quarter, our unfavorable permanent differences, such as valuation allowances had the effect of increasing our income tax expense.
Current Period Compared to Comparable Period
Set forth below is a discussion of the operations of our regions. Our consolidated results are discussed under “Results of Operations” above.

Europe Caspian

	Nine Months Ended December 31,		Favorable (Unfavorable)
	2015	2014

	(In thousands, except percentages)
Operating revenue	$603,397	$613,216	$(9,819)	(1.6)%
Earnings from unconsolidated affiliates, net of losses	$345	$1,109	$(764)	(68.9)%
Operating income	$56,243	$111,372	$(55,129)	(49.5)%
Operating margin	9.3%	18.2%	(8.9)%	(48.9)%
Adjusted EBITDAR	$198,621	$205,357	$(6,736)	(3.3)%
Adjusted EBITDAR margin	32.9%	33.5%	(0.6)%	(1.8)%
A substantial portion of our operations in the Europe Caspian region are contracted in British pound sterling and Norwegian kroner, both of which weakened significantly against the U.S. dollar since the Comparable Period. Foreign currency exchange rate changes resulted in a $54.2 million reduction in revenue for our Europe Caspian region year-over-year. Additionally, operating revenue for the Current Period reflects an impact from the downturn in the oil and gas industry, which has resulted in decreased activity levels with our oil and gas clients. Partially offsetting the year-over-year decrease in operating revenue was the startup of two U.K. SAR bases in April 2015, one base in July 2015, one base in August 2015 and one base in October 2015, which contributed $77.2 million in additional operating revenue, and the addition of a new oil and gas contract that commenced operations in late fiscal year 2015 and contributed $41.8 million in operating revenue in the Current Period.
Operating income and operating margin were significantly impacted by an impairment of goodwill for operations in Norway totaling $12.1 million during the Current Period, which resulted from reduced operating results. For additional details on the impairment of goodwill, see Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report. Additionally, towards the end of the Comparable Period we added leased aircraft in our Europe Caspian region primarily in support of the U.K. SAR contract, which resulted in a $33.1 million increase in rent expense. The increase in rent expense and the goodwill impairment were the primary drivers of the year-over-year decrease in operating income and operating margin. Operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin were negatively impacted by changes in foreign currency exchange rates, which reduced operating income by $0.8 million and adjusted EBITDAR by $10.1 million compared to the Comparable Period. Given the impact on revenue in addition to operating income and adjusted EBITDAR, the changes in foreign currency exchange rate had minimal impact on operating margin and adjusted EBITDAR margin. Adjusted EBITDAR margin declined slightly compared to the Comparable Period with the impact from the downturn in the offshore energy market being partially offset by the start-up of U.K. SAR bases and cost reduction activities. The involuntary separation program initiated in July 2015, combined with a prior voluntary separation program, resulted in $6.2 million in severance expense during the Current Period, which is excluded from adjusted EBITDAR and adjusted EBITDAR margin.
Additionally, operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin in the Current Period and Comparable Period benefited from the recovery of $10.5 million and $9.7 million, respectively, in credits for maintenance expense from an original equipment manufacturer resulting from settlement for aircraft performance and transportation costs.
Eastern Airways contributed $94.3 million and $114.2 million in operating revenue and $19.8 million and $24.4 million in adjusted EBITDAR for the Current Period and Comparable Period, respectively.
For further discussion of additional matters related to operations in Europe Caspian, see “– Current Quarter Compared to Comparable Quarter – Europe Caspian” included elsewhere in this Quarterly Report.

Africa

	Nine Months Ended December 31,		Favorable (Unfavorable)
	2015	2014

	(In thousands, except percentages)
Operating revenue	$202,885	$255,665	$(52,780)	(20.6)%
Earnings from unconsolidated affiliates, net of losses	$43	$43	$—	—%
Operating income	$24,903	$63,672	$(38,769)	(60.9)%
Operating margin	12.3%	24.9%	(12.6)%	(50.6)%
Adjusted EBITDAR	$60,877	$77,680	$(16,803)	(21.6)%
Adjusted EBITDAR margin	30.0%	30.4%	(0.4)%	(1.3)%
Operating revenue for Africa decreased due to an overall decrease in activity compared to the Comparable Period driven by the downturn in the oil and gas industry. Activity declined with some customers and certain contracts ended, reducing revenue by $56.2 million, which was only partially offset by a $3.5 million increase due to new contracts.
Operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin decreased in the Current Period primarily due to the decline in activity, $4.7 million of bad debt expense recorded in the Current Period and an increase in depreciation and amortization expense of $12.7 million primarily as a result of management's decision to exit certain aircraft fleet types operating in this market sooner than originally anticipated. Offsetting these declines were a decrease in salaries and benefits expense of $14.8 million, decrease in maintenance expense of $6.7 million, decrease in training expense of $2.1 million and decrease in travel and meals expense of $1.7 million due to cost reduction initiatives implemented in this region. Additionally, during the Current Period we recorded $5.2 million in severance expense resulting from voluntary and involuntary separation programs, which is excluded from adjusted EBITDAR and adjusted EBITDAR margin. The decline in adjusted EBITDAR margin was primarily driven by the $4.7 million of bad debt expense recorded in the Current Period.
For further discussion of additional matters related to operations in Africa, see “– Current Quarter Compared to Comparable Quarter – Africa” included elsewhere in this Quarterly Report.
Americas

	Nine Months Ended December 31,		Favorable (Unfavorable)
	2015	2014

	(In thousands, except percentages)
Operating revenue	$225,283	$266,137	$(40,854)	(15.4)%
Earnings from unconsolidated affiliates, net of losses	$(1,760)	$(733)	$(1,027)	(140.1)%
Operating income	$30,283	$59,998	$(29,715)	(49.5)%
Operating margin	13.4%	22.5%	(9.1)%	(40.4)%
Adjusted EBITDAR	$76,645	$101,113	$(24,468)	(24.2)%
Adjusted EBITDAR margin	34.0%	38.0%	(4.0)%	(10.5)%
______
 * percentage change not meaningful
Operating revenue decreased primarily due to a decrease in the number of small and medium aircraft on contract in the U.S. Gulf of Mexico, which reduced operating revenue by $35.0 million in the Current Period, a decrease of $5.9 million in Brazil due to fewer aircraft leased to Líder and a decrease of $2.7 million in Trinidad primarily due to the end of a contract.
Operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin were significantly negatively impacted by unfavorable exchange rate changes in the Current and Comparable Periods reducing our earnings from our investment in Líder. Earnings from our investment in Líder were reduced by $17.2 million and $16.1 million in the Current Period and Comparable Period, respectively, as a result of unfavorable foreign currency exchange rate changes. Excluding this impact, our earnings from our investment in Líder would have been $16.6 million and $15.8 million, respectively, and our adjusted EBITDAR for the Americas region would have been $93.8 million (41.7% adjusted EBITDAR margin) and $117.2 million (44.0% adjusted EBITDAR margin), respectively, in the Current Period and Comparable Period. This year-over-year decrease primarily resulted from a decline in activity during the Current Period. See further discussion about our investment in Líder and the Brazil market in “Executive Overview – Market Outlook” and “– Current Quarter Compared to Comparable Quarter” included elsewhere in this Quarterly Report.

In addition to the decrease from our investment in Líder, operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin were impacted by a decrease in activity in the U.S. Gulf of Mexico and the reversal of $4.4 million of bad debt expense in the Comparable Period discussed below, and operating income and operating margin were impacted by an increase in depreciation and amortization of $4.5 million in the Current Period. These increases were partially offset by a decrease in salaries and benefits of $16.0 million and a decrease in maintenance expense of $7.4 million. We recorded accelerated depreciation expense on aircraft exiting our fleet in the Current Period of $4.5 million, which is reflected in the increase in depreciation and amortization. We also recorded severance expense, included in salaries and benefits in the Current Period, of $2.0 million. Depreciation and amortization, including the accelerated depreciation, and the severance expense recorded during the Current Period are excluded from adjusted EBITDAR and adjusted EBITDAR margin.
During the Comparable Period, we reversed $4.4 million of bad debt expense in the Americas region related to a client that had previously filed for bankruptcy for which we subsequently settled and collected funds and we recorded $1.6 million in costs associated with the restructuring of this region and planned closure of our Alaska operations which related primarily to employee severance and retention costs. The $1.6 million in restructuring costs in the Comparable Period is excluded from adjusted EBITDAR and adjusted EBITDAR margin.
Asia Pacific

	Nine Months Ended December 31,		Favorable (Unfavorable)
	2015	2014

	(In thousands, except percentages)
Operating revenue	$214,177	$168,714	$45,463	26.9%
Operating income	$4,783	$11,055	$(6,272)	(56.7)%
Operating margin	2.2%	6.6%	(4.4)%	(66.7)%
Adjusted EBITDAR	$49,994	$39,839	$10,155	25.5%
Adjusted EBITDAR margin	23.3%	23.6%	(0.3)%	(1.3)%
In January 2015, Bristow Australia acquired an 85% interest in Airnorth and in November 2015, purchased the remaining 15% of the outstanding shares of Airnorth. Airnorth contributed $61.1 million in operating revenue and $16.1 million in adjusted EBITDAR for the Current Period. Operating revenue also increased by $57.6 million from new contracts in Australia, including the INPEX contract which started late in the June 2014 quarter, offset by $46.4 million due to the ending of short-term contracts in Australia and a $6.6 million decrease in Russia. A substantial portion of our operations in the Asia Pacific region are contracted in the Australian dollar, which has weakened significantly against the U.S. dollar since the Comparable Period. Foreign currency exchange rate changes resulted in a reduction in on our revenue for our Asia Pacific region of $20.8 million year-over-year.
Operating income and operating margin decreased primarily due to an increase in costs of helicopter operations in this region, including depreciation and amortization expense of $4.8 million, maintenance expense of $12.2 million and rent expense of $10.7 million, partially offset by the contribution from the addition of Airnorth. Adjusted EBITDAR improved primarily due to the addition of Airnorth, partially offset by the inclusion of $4.6 million in credits for maintenance expense from our original equipment manufacturer recorded during the Comparable Period as settlements for aircraft performance and transportation costs. Adjusted EBITDAR and adjusted EBITDAR margin exclude the impact of increased rent expense from the additional aircraft on lease in the Current Period.
During the Current Period, we recorded additional depreciation expense of $6.3 million for four large aircraft operating in this region due to management's decision to exit these fleet types earlier than originally anticipated and $1.6 million in severance expense. The $1.6 million in severance expense is not included in adjusted EBITDAR or adjusted EBITDAR margin for the Current Period. Adjusted EBITDAR and adjusted EBITDAR margin were negatively impacted by changes in foreign currency exchange rates, which increased adjusted EBITDAR by $0.7 million compared to the Comparable Period and bad debt expense of $1.0 million recorded during the Current Period. Excluding the impact of these foreign currency rate changes, adjusted EBITDAR margin would have been 23.6% and 24.4% in the Current and Comparable Periods, respectively, slightly lower than the Comparable Period. This decline in adjusted EBITDAR margin relates to the inclusion of $4.6 million in credits for maintenance expense from our original equipment manufacturer recorded during the Comparable Period as settlements for aircraft performance and transportation costs and $1.0 million of bad debt expense recorded in the Current Period, partially offset by addition of Airnorth in the Current Period. Before the benefit of the maintenance credits utilized during the Comparable Period, adjusted EBITDAR margin was 20.9%.

Corporate and Other

	Nine Months Ended December 31,		Favorable (Unfavorable)
	2015	2014

	(In thousands, except percentages)
Operating revenue	$18,542	$20,142	$(1,600)	(7.9)%
Operating loss	$(95,278)	$(102,331)	$7,053	6.9%
Adjusted EBITDAR	$(55,419)	$(76,495)	$21,076	27.6%
Operating revenue decreased primarily due to a decline in Bristow Academy revenue of $7.4 million, partially offset by an increase in third party part sales of $2.3 million and the correction of error in the Comparable Period discussed below, which decreased operating revenue by $3.5 million in the Comparable Period.
Operating loss during the Current Period included the impairment of goodwill for Bristow Academy totaling $10.2 million, which resulted from reduced operating results for this operation, and impairment of inventories totaling $5.4 million. For additional details on the impairment of goodwill, see Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report. Operating loss for the Comparable Period also included impairment of inventories totaling $7.2 million. Adjusted EBITDAR improved primarily due to a favorable impact from changes in foreign currency exchange rates on our Corporate results of $3.2 million during the Current Period. We recognized a benefit in both operating loss and adjusted EBITDAR from a decline in compensation expense of $18.2 million primarily due to management’s decision not to award bonuses during fiscal year 2016 and for our performance cash plan resulting from recent stock price performance.
During the Current Period we recorded severance expense of $6.1 million related to voluntary and involuntary separation plans and during Comparable Period we recorded $5.5 million of expense related to CEO succession, both of which are excluded from adjusted EBITDAR.
During the Comparable Period, we determined that we had been improperly capitalizing profit on intercompany technical services billings related to aircraft modifications. To correct this error, we reduced property and equipment, net of accumulated depreciation, by $4.4 million and increased deferred gains on aircraft sold and leased back included within other long-term liabilities by $0.9 million as of December 31, 2014. The impact on our condensed consolidated statements of income for the nine months ended December 31, 2014 was an increase in direct costs of $4.1 million. The error was not material to our consolidated financial statements for the nine months ended December 31, 2014 or our previously reported condensed consolidated financial statements for any period.
Interest Expense, Net

	Nine Months Ended December 31,		Favorable (Unfavorable)
	2015	2014

	(In thousands, except percentages)
Interest income	$619	$740	$(121)	(16.4)%
Interest expense	(30,328)	(28,735)	(1,593)	(5.5)%
Amortization of debt discount	(973)	(3,130)	2,157	68.9%
Amortization of debt fees	(1,865)	(2,176)	311	14.3%
Capitalized interest	8,163	11,626	(3,463)	(29.8)%
Interest expense, net	$(24,384)	$(21,675)	$(2,709)	(12.5)%
The increase in interest expense, net in the Current Period is primarily due to a decrease in capitalized interest resulting from lower construction in progress and an increase in interest expense due to an increase in borrowings, partially offset by lower amortization of debt discount and a write-off of deferred financing fees of $0.7 million related to the repurchase of $48.5 million of our 6¼% Senior Notes in the Comparable Period.

Other Income (Expense), Net

	Nine Months Ended December 31,		Favorable (Unfavorable)
	2015	2014

	(In thousands, except percentages)
Foreign currency losses	$(6,954)	$(6,692)	$(262)	(3.9)%
Other	19	(2,451)	2,470	100.8%
Other income (expense), net	$(6,935)	$(9,143)	$2,208	24.1%
Other income (expense), net decreased primarily due to the unfavorable impact of changes in foreign currency exchange rates. Additionally, other income (expense), net in the Comparable Period included $2.6 million in premium and fees as a result of the repurchase of $48.5 million of our 6¼% Senior Notes. The foreign currency losses within other income (expense), net are reflected within adjusted EBITDAR of the regions discussed above, with the $7.0 million loss in the Current Period being reflected primarily within the Europe Caspian region ($9.1 million) and Asia Pacific region ($1.8 million), partially offset by a gain in Corporate and other ($3.9 million).
Taxes

	Nine Months Ended December 31,		Favorable (Unfavorable)
	2015	2014

	(In thousands, except percentages)
Effective tax rate	(27.7)%	20.1%	47.8%	237.8%
Net foreign tax on non-U.S. earnings	$10,235	$17,034	$6,799	39.9%
Benefit of foreign earnings indefinitely reinvested abroad	$(21,087)	$(36,471)	$(15,384)	(42.2)%
Impact of goodwill impairment	$4,155	$—	$(4,155)	*
Utilization of foreign tax credits	$—	$(7,489)	$(7,489)	(100.0)%
Change in valuation allowance	$14,964	$1,512	$(13,452)	*
______
 * percentage change not meaningful
In accordance with GAAP, we estimate the full-year effective tax rate from continuing operations and apply this rate to our year-to-date income from continuing operations. In addition, we separately calculate the tax impact of unusual or infrequent items, if any. The tax impacts of such unusual or infrequent items are treated discretely in the quarter in which they occur. During the Current Period, we increased our valuation allowance by $15.0 million which also impacted our effective tax rate.
The relationship between our provision for or benefit from income taxes and our pre-tax book income can vary significantly from period to period considering, among other factors, (a) the overall level of pre-tax book income, (b) changes in the blend of income that is taxed based on gross revenues or at high effective tax rates versus pre-tax book income or at low effective tax rates and (c) our geographical blend of pre-tax book income. Consequently, our income tax expense does not change proportionally with our pre-tax book income. Significant decreases in our pre-tax book income typically result in higher effective tax rates, while significant increases in pre-tax book income can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above. In the Current Period, our unfavorable permanent differences, such as valuation allowances and non-tax deductible goodwill write-off had the effect of increasing our income tax expense.

Liquidity and Capital Resources
Cash Flows
Operating Activities
Net cash flows provided by operating activities totaled $55.7 million during the Current Period compared to $162.4 million during the Comparable Period. Changes in non-cash working capital used $25.2 million and $16.4 million in cash flows from operating activities for the Current Period and Comparable Period, respectively. The decrease in net cash flows provided by operating activities is primarily due to the decreased top-line earnings and working capital changes, driven by timing of cash collections and payments.
Investing Activities
Cash flows used in investing activities totaled $324.2 million during the Current Period compared to $90.7 million during the Comparable Period. Cash was used for capital expenditures as follows:

	Nine Months Ended December 31,
	2015	2014
Number of aircraft delivered:
Medium	1	5
Large	10	12
Total aircraft	11	17
Capital expenditures (in thousands):
Aircraft and related equipment	$276,547	$402,753
Other	66,818	96,532
Total capital expenditures	$343,365	$499,285
In addition to these capital expenditures, investing cash flows were impacted by aircraft sales. During the Current Period, we received proceeds of $19.2 million primarily from the sale or disposal of 16 aircraft and certain other equipment. During the Comparable Period, we received proceeds of $23.7 million primarily from the sale or disposal of 12 aircraft and certain other equipment and received $380.7 million for the sale of 14 aircraft which we subsequently leased back. Additionally during the Comparable Period, we sold our 50% interest in HCA for $4.2 million.
Financing Activities
Cash flows provided by financing activities totaled $292.2 million during the Current Period compared to cash used of $139.4 million during the Comparable Period. During the Current Period, we received $565.7 million from borrowings on our Revolving Credit Facility, $200 million from borrowings on our $200 million Term Loan and $127.4 million from borrowings on our $350 million Term Loan. During the Current Period, cash was used for the repayment of debt totaling $567.1 million (including $115.0 million for the repurchase of our 3% Convertible Senior Notes) and payment of dividends on our Common Stock totaling $35.6 million. During the Comparable Period, we received $346.5 million from borrowings on our Revolving Credit Facility and $2.2 million in proceeds from the issuance of Common Stock upon exercise of stock options. During the Comparable Period, cash was used for the repayment of debt totaling $373.2 million, payment of dividends on our Common Stock totaling $33.9 million and repurchases of our common stock totaling $80.8 million.

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

The following table summarizes our significant contractual obligations and other commercial commitments on an undiscounted basis as of December 31, 2015 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings as of December 31, 2015. Additional details regarding these obligations are provided in Notes 5, 6, 7 and 9 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2015 Annual Report and in Notes 3, 4, 5 and 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Payments Due by Period
		Three Months Ending March 31, 2016	Fiscal Year Ending March 31,
	Total		2017— 2018	2019— 2020	2021 and beyond

	(In thousands)
Contractual obligations:
Long-term debt and short-term borrowings:
Principal (1)	$1,208,570	$5,633	$279,524	$513,565	$409,848
Interest (2)	221,747	4,246	80,661	61,090	75,750
Aircraft operating leases (3)	609,274	43,085	324,004	205,852	36,333
Other operating leases (4)	88,982	2,260	18,740	16,954	51,028
Pension obligations (5)	199,487	16,214	61,937	46,388	74,948
Aircraft purchase obligations (6)	427,344	13,222	243,684	124,609	45,829
Other purchase obligations (7)	398,794	123,673	56,609	63,361	155,151
Total contractual cash obligations	$3,154,198	$208,333	$1,065,159	$1,031,819	$848,887
Other commercial commitments:
Letters of credit	$10,585	$1,236	$9,349	$—	$—
Contingent consideration (8)	55,211	7,351	44,950	2,910	—
Total commercial commitments	$65,796	$8,587	$54,299	$2,910	$—
 ______

(1)	Excludes unamortized discount of $0.4 million on the Term Loan and short-term borrowings for aircraft purchases which are included in aircraft purchase obligations below.

(2)	Interest payments for variable interest debt are based on interest rates as of December 31, 2015.

(3)	Represents separate operating leases for aircraft. During the Current Period, we entered into two new aircraft operating leases.

(4)	Represents minimum rental payments required under non-operating leases that have initial or remaining non-cancelable lease terms in excess of one year.

(5)
Represents expected funding for pension benefits in future periods. These amounts are undiscounted and are based on the expectation that both the U.K. and Norway pensions will be fully funded in approximately three years. As of December 31, 2015, we had recorded on our balance sheet an $82.6 million pension liability associated with these obligations. The timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustees.

(6)
In January 2016, we reached an agreement with our helicopter manufacturers to defer payment of approximately $9 million in capital expenditures out of the three months ending March 31, 2016 into future periods.

(7)
Other purchase obligations primarily represent unfilled purchase orders for aircraft parts, commitments associated with upgrading facilities at our bases and non-cancelable power-by-the-hour maintenance commitments.

(8)
The Cougar purchase agreement includes a potential earn-out of $40 million payable over three years based on Cougar achieving certain agreed performance targets. During fiscal year 2014, the first year earn-out payment of $6.0 million was paid as Cougar achieved agreed performance targets. The second year earn-out payment of $8.0 million was paid in April 2015 as Cougar achieved agreed performance targets. The fair value of the remaining portion of the earn-out is $25.3 million as of December 31, 2015 and is included in other accrued liabilities on our condensed consolidated balance sheet. The Eastern Airways purchase agreement includes a potential earn-out of £6 million ($8.8 million) over a three year period, which is contingent upon both the achievement of agreed performance targets and the continued employment of the selling shareholders. The first year earn-out payment was not achieved. The Airnorth purchase agreement includes a potential earn-out of A$17 million ($12.4 million) to be paid over four years. The fair value of a portion of the Airnorth earn-out, which is contingent upon the achievement of agreed performance targets, is A$9.4 million ($6.8 million) as of December 31, 2015 and is included in other accrued liabilities and other liabilities and deferred credits on our condensed consolidated balance sheet. The remaining A$7 million ($5.1 million) of the Airnorth earn-out, which is contingent upon both the achievement of agreed performance targets and the continued employment of the selling shareholders, will be included as general and administrative expense in our condensed consolidated statements of operations as earned. The earn-outs for Cougar and Airnorth will be remeasured to fair value at each reporting date until the contingency is resolved and any changes in estimated fair value will be recorded as accretion expense included in depreciation and amortization on our condensed consolidated statements of operations.
Capital Commitments and Other Uses of Cash
We have commitments and options to make capital expenditures over the next five fiscal years to purchase additional aircraft, including aircraft associated with the commitments reflected in the table above. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order are expected to provide incremental fleet capacity in terms of revenue, operating margin and adjusted EBITDAR margin. See Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for a detail of the number of aircraft under commitments and options expected to be delivered in the current and subsequent five fiscal years by aircraft size along with the related expenditures and for a rollforward of aircraft commitments and options through December 31, 2015. We have taken steps to manage our costs globally and have partnered with our equipment manufacturers to defer capital payments to better match client demand for aircraft with our cash outlay for aircraft to maintain adequate liquidity through the downturn. Those deferrals are reflected in the table above. During fiscal year 2016, we expect to invest approximately $75 million in various infrastructure enhancements, including aircraft facilities, training centers and technology. Through December 31, 2015, we had incurred approximately $67 million towards these projects.
As discussed under “— Executive Overview — Our Strategy — Capital Allocation Strategy”, cash may also be used for dividend payments and repurchases of Common Stock. Additionally, cash may be used in future periods to repurchase or otherwise retire debt, including our 6 ¼% Senior Notes, or for any acquisition opportunities we believe are aligned with our long-term strategy.
Financial Condition and Sources of Liquidity
We actively manage our liquidity through generation of cash from operations while assessing our funding needs on an ongoing basis. While we have generated significant cash from operations, financing cash flows have also been a significant source of liquidity over the past several years. The significant factors that affect our overall liquidity include capital expenditure commitments, pension funding, operating leases, adequacy of bank lines of credit and our ability to attract additional capital on satisfactory terms.
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
On November 5, 2015, we received $200 million in proceeds from a new two-year term loan facility, which we used for capital expenditures, working capital needs and general corporate purposes.
We expect that our cash on deposit as of December 31, 2015 of $131.9 million, cash flow from operations, proceeds from aircraft sales and from the sale and leaseback of owned aircraft, available borrowing capacity under our Revolving Credit Facility, as well as any future financings will be sufficient to satisfy our capital commitments, including our oil and gas aircraft purchase commitments and remaining capital requirements in connection with our U.K. SAR contract. The available borrowing capacity under our Revolving Credit Facility was $167.4 million as of December 31, 2015. While we plan to continue to be disciplined concerning future capital commitments, we also intend to continue managing our capital structure and liquidity position with additional external financings, as needed. Our strategy will involve funding our short-term liquidity requirements with borrowings under our Revolving Credit Facility and funding our long-term capital needs from among operating leases, bank debt, private and public debt, and equity offerings, while maintaining a prudent capital structure.
Considering the current oil and gas business environment and market outlook, as discussed in Market Outlook, management expects that the Company will continue to be in compliance with its financial covenants in its senior secured credit agreements; however, such expectations are based on various assumptions about our business including the impact of crude oil prices and other factors beyond our control and our ongoing and planned cost reduction efforts and cash savings or capital deferral efforts in fiscal years 2016 and 2017. In the event the Company were not in compliance with the financial covenants in its senior secured credit agreements, there can be no assurance that the lenders will consent to an amendment or provide a waiver or that they will do so on terms that are favorable or acceptable to us, which may have an adverse impact on our financial position and results of operations.

In addition, our lenders may require additional concessions from us before consenting to any amendment or waiver. Such noncompliance of the financial covenants would constitute a default under the senior secured credit agreements, and if we were unable to obtain an amendment or waiver, such default would also trigger cross default provisions in the Company’s other debt agreements.
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
We also expect improvements in cash flow generation in fiscal years 2017 and 2018 due to the additional cost reduction efforts and cash savings or capital deferral efforts, the U.K. SAR contract being fully operational and a significant decline in capital expenditures relative to the current fiscal year.
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
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision of and with the participation of our management, including Jonathan E. Baliff, our President and Chief Executive Officer (“CEO”), and L. Don Miller, our Senior Vice President and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2015. Based on that evaluation, our CEO and CFO concluded that such disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management as appropriate to allow for timely decisions regarding required disclosure under the Exchange Act.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.
There have been no material changes during the three and nine months ended December 31, 2015 in our “Risk Factors” as discussed in the fiscal year 2015 Annual Report and our Quarterly Report Form 10-Q for the quarter ended June 30, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (1)

October 1, 2015 - December 31, 2015	—	$—	—	$150,000,000
______________

(1)
As of January 29, 2016, we had $150.0 million of repurchase authority remaining authorized for share repurchases through November 4, 2016. The timing and method of any repurchases under the program will depend on a variety of factors, is subject to our results of operations, financial condition, cash requirements, and other factors and restrictions under applicable law and our debt agreements, and may be suspended or discontinued at any time.

Item 3.    Defaults Upon Senior Securities
Not applicable.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None.

Item 6.    Exhibits
The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Exhibit

10.1	Term Loan Credit Agreement, dated as of November 5, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 5, 2015).

10.2
Seventh Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of November 5, 2015 (incorporated by reference to the Company's Current Report on Form 8-K dated November 5, 2015).

15.1*	Letter from KPMG LLP dated February 8, 2016, regarding unaudited interim information.

31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.

31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant

32.1**	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOW GROUP INC.

By:	/s/ L. Don Miller
L. Don Miller Senior Vice President and Chief Financial Officer

By:	/s/ Brian J. Allman
Brian J. Allman Vice President, Chief Accounting Officer
February 8, 2016