Form 10-K
period 2016-03-31
Bristow Group Inc
filed 2016-05-27
CIK 73887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended March 31, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ____________
Commission File Number 001-31617
Bristow Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	72-0679819
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2103 City West Blvd., 4thFloor Houston, Texas	77042 (Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (713) 267-7600
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock ($.01 par value)	New York Stock Exchange
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
YES  ☐    NO  ☑
The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based upon the closing price on the New York Stock Exchange, as of September 30, 2015 was $867,807,223.
The number of shares outstanding of the registrant’s Common Stock as of May 20, 2016 was 34,978,397.
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
We use the pronouns “we”, “our” and “us” and the term “Bristow Group” to refer collectively to Bristow Group and its consolidated subsidiaries and affiliates, unless the context indicates otherwise. We also own interests in other entities that we do not consolidate for financial reporting purposes, which we refer to as unconsolidated affiliates, unless the context indicates otherwise. Bristow Group, Bristow Aviation Holdings Limited (“Bristow Aviation”), our consolidated subsidiaries and affiliates, and the unconsolidated affiliates are each separate corporations, limited liability companies or other legal entities, and our use of the terms “we”, “our” and “us” does not suggest that we have abandoned their separate identities or the legal protections given to them as separate legal entities. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ended March 31, 2016 is referred to as “fiscal year 2016”.
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
You should consider the following key factors when evaluating these forward-looking statements:

•	the possibility of political instability, war or acts of terrorism in any of the countries where we operate;

•	fluctuations in worldwide prices of and demand for oil and natural gas;

•	fluctuations in levels of oil and natural gas exploration, development and production activities;

•	fluctuations in the demand for our services;

•	the existence of competitors;

•	the existence of operating risks inherent in our business, including the possibility of declining safety performance;

•	the possibility of changes in tax and other laws and regulations;

•	the possibility that the major oil companies do not continue to expand internationally and offshore;

•	the possibility of significant changes in foreign exchange rates and controls;

•	general economic conditions including the capital and credit markets;

•	the possibility that we may impair our long-lived assets, including goodwill, property and equipment and investments in unconsolidated affiliates;

•	the possibility that we may be unable to defer payment on certain aircraft into future fiscal years or take delivery of certain aircraft later than initially scheduled;

•	the possibility that we may be unable to acquire additional aircraft due to limited availability or unable to exercise aircraft purchase options;

•	the possibility that we may be unable to dispose of older aircraft through sales into the aftermarket;

•	the possibility that we or our suppliers may be unable to deliver new aircraft on time or on budget;

•	the possibility that we may be unable to obtain financing or we may be unable to draw on our credit facilities;

•	the possibility that we may lack sufficient liquidity to continue to pay a quarterly dividend or finance contractual commitments;

•	the possibility that we may be unable to maintain compliance with debt covenants;

•	the possibility that segments of our fleet may be grounded for extended periods of time or indefinitely;

•	the possibility that we may be unable to re-deploy our aircraft to regions with greater demand;

•	the possibility that reductions in spending on aviation services by governmental agencies could lead to modifications of search and rescue (“SAR”) contract terms or delays in receiving payments;

•	the possibility that clients may reject our aircraft due to late delivery or unacceptable aircraft design or operability; and

•	the possibility that we do not achieve the anticipated benefits from the addition of new-technology aircraft to our fleet.
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

PART I

Item 1.    Business
Overview
We are the leading global industrial aviation services provider based on the number of aircraft operated and one of two helicopter service providers to the offshore energy industry with global operations. We have a long history in industrial aviation services through Bristow Helicopters Ltd. (“Bristow Helicopters”) and Offshore Logistics, Inc., which were founded in 1955 and 1969, respectively. We have major transportation operations in the North Sea, Nigeria and the U.S. Gulf of Mexico, and in most of the other major offshore energy producing regions of the world, including Australia, Brazil, Canada, Russia and Trinidad. We provide private sector SAR services in Australia, Canada, Norway, Russia, Trinidad and the United States. We provide public sector SAR services in the U.K. on behalf of the Maritime & Coastguard Agency. We also provide regional fixed wing scheduled and charter services in the U.K., Nigeria and Australia through our consolidated affiliates, Eastern Airways International Limited (“Eastern Airways”) and Capiteq Limited, operating under the name of Airnorth, respectively. These operations support our primary industrial aviation services operations in those markets, creating a more integrated logistics solution for our clients.
In fiscal year 2013, Bristow Helicopters was awarded a contract with the U.K. Department for Transport (“DfT”) to provide public sector SAR services for all of the U.K. (the “U.K. SAR contract”). The U.K. SAR contract has a phased-in transition period that began in April 2015 and continues to July 2017 and a contract length of approximately ten years. Under the terms of this contract, Bristow Helicopters has agreed to provide helicopters that will be located at ten bases across the U.K. with two aircraft operating at each base. In addition to the ten bases with 20 aircraft, the contract provides for two fully SAR-equipped training aircraft that can be deployed to any base as needed. We are currently operational at nine bases as follows: Humberside and Inverness (April 2015), Caernarfon (July 2015), Lydd (August 2015), St. Athan (October 2015), Prestwick and Newquay (January 2016) and two Gap SAR bases of Sumburgh (June 2013) and Stornoway (July 2013). Operation is expected to commence at one additional base in fiscal year 2018. The last two bases are expected to transition from our existing Gap SAR contract in fiscal year 2018.
During fiscal year 2016, we generated approximately 75% of our consolidated operating revenue from external clients from oil and gas operations, approximately 11% from SAR and approximately 13% from fixed wing services that support our global helicopter operations.
We conduct our business in one segment: Industrial Aviation Services. The Industrial Aviation Services segment operations are conducted primarily through four regions:

•	Europe Caspian,

•	Africa,

•	Americas, and

•	Asia Pacific.
We primarily provide industrial aviation services to a broad base of major integrated, national and independent offshore energy companies. Our clients charter our helicopters primarily to transport personnel between onshore bases and offshore production platforms, drilling rigs and other installations. To a lesser extent, our clients also charter our helicopters to transport time-sensitive equipment to these offshore locations. These clients’ operating expenditures in the production sector are the principal source of our revenue, while their exploration and development capital expenditures provide a lesser portion of our revenue. The clients for SAR services include both the oil and gas industry, where our revenue is primarily dependent on our clients’ operating expenditures, and governmental agencies, where our revenue is dependent on a country’s desire to privatize SAR and enter into long-term contracts.
Helicopters are generally classified as small (four to eight passenger capacity), medium (12 to 16 passenger capacity) and large (18 to 25 passenger capacity), each of which serves a different transportation need of the offshore energy industry. Medium and large helicopters, which can fly in a wider variety of operating conditions, over longer distances, at higher speeds and carry larger payloads than small helicopters, are most commonly used for crew changes on large offshore production facilities and drilling rigs. With these enhanced capabilities, medium and large helicopters have historically been preferred in international markets, where the offshore facilities tend to be larger, the drilling locations tend to be more remote and the onshore infrastructure tends to be more limited. Additionally, local governmental regulations in certain international markets require us to operate twin-engine medium and large aircraft in those markets. Global demand for medium and large helicopters is driven by drilling, development and production activity levels in deepwater locations throughout the world, as the medium and large aircraft are able to travel to these deepwater locations. Small helicopters are generally used for shorter routes and to reach production facilities that cannot accommodate medium and large helicopters. Our small helicopters operate primarily over the shallow waters offshore in the U.S. Gulf of Mexico and Nigeria. We are able to deploy our aircraft to the regions with the greatest demand, subject to the satisfaction of local governmental regulations. SAR operations utilize medium and large aircraft that are specially configured to conduct these types of operations in environments around the world. The commercial aircraft in our consolidated fleet are our primary source of revenue. To normalize the consolidated operating revenue of our commercial helicopter fleet for the different revenue productivity and cost, we developed a common weighted factor that combines large, medium and small commercial helicopters into a combined standardized number of revenue producing commercial aircraft assets. We call this measure Large AirCraft Equivalent (“LACE”). Our commercial large, medium and small helicopters, including owned and leased helicopters, are weighted as 100%, 50%, and 25%, respectively, to arrive at a single LACE number, which excludes Bristow Academy aircraft, fixed wing aircraft, unconsolidated affiliate aircraft, aircraft held for sale and aircraft construction in process. We divide our operating revenue from commercial contracts relating to LACE aircraft, which excludes operating revenue from affiliates and reimbursable revenue, by LACE to develop a LACE rate, which is a standardized rate.
The SAR market is continuing to evolve and we believe further outsourcing of public SAR services to the private sector will continue in the future, although the timing of these opportunities is uncertain. The clients for our SAR services include both the oil and gas industry and governmental agencies. We are also pursuing other public and oil and gas SAR opportunities for multiple aircraft in various jurisdictions around the globe. In addition, we are pursuing other non-SAR government aircraft logistics opportunities.
Our business has traditionally been significantly dependent upon the level of offshore oil and gas exploration, development and production activity. We have begun diversification with recent investments into other new business growth areas within the industrial aviation services to lessen the cyclical effects of a downturn in any one industry or economy. There are also additional markets for aviation services beyond the offshore energy industry and SAR, including agricultural support, air medical, tourism, firefighting, corporate transportation, traffic monitoring, police and military. The existence of these alternative markets enables us to better manage our helicopter fleet by providing potential purchasers for older aircraft and for our excess aircraft during times of reduced demand in the offshore energy industry. As part of an ongoing process to rationalize and simplify our global fleet of commercial helicopters, during fiscal year 2014 we implemented a plan to reduce the number of aircraft types in our fleet to eight model types in approximately five years and six model types in approximately ten years. During fiscal year 2014, we completed our exit from five model types, in fiscal year 2015 we completed our exit from four model types while adding two model types and in fiscal year 2016 we completed our exit from two model types resulting in 11 model types in our fleet as of March 31, 2016. As we modernize our fleet, the introduction of new technology aircraft types temporarily slows fleet type reduction.
We position our business to be the preferred industrial aviation services provider by maintaining strong relationships with our clients and providing a high level of safety and operating reliably. This differentiation is maintained because of our focus on our cornerstone philosophy of “Target Zero Accidents”, “Target Zero Downtime” and “Target Zero Complaints”, allowing us to achieve “Operational Excellence”. Operational Excellence means we maintain close relationships with field operations, corporate management and contacts at our oil and gas clients and governmental agencies which we believe help us better anticipate client needs and provide them with reliable service. We provide our clients operational predictability by positioning the right assets in the right place at the right time. This in turn allows us to better manage our fleet utilization and capital investment program and achieve internal efficiencies. By better understanding and delivering on our clients’ needs, we effectively compete against other helicopter service providers with better aircraft optionality, client service and reliability, and not just price and safety. In October 2014, we, along with four major helicopter operators, formally launched HeliOffshore. HeliOffshore is an industry organization with the primary goal of enhancing the already strong safety record of the offshore helicopter industry by sharing best practices in automation, performance monitoring, operating procedures and advanced technology to encourage common global flight standards.
In addition to our primary Industrial Aviation Services operations, we also operate a training unit, Bristow Academy. See “— Bristow Academy” below for further discussion of these operations. Additionally, we have invested in fixed-wing operators in the U.K. and Australia to create a more integrated logistics solution for our global clients.
Most countries in which we operate limit foreign ownership of aviation companies. To comply with these regulations and at the same time expand internationally, we have formed or acquired interests in a number of foreign helicopter operators. These investments typically combine a local ownership interest with our experience in providing industrial aviation services to the offshore energy industry. These arrangements have allowed us to expand operations while diversifying the risks and reducing the capital outlays associated with independent expansion. We lease some of our aircraft to a number of unconsolidated affiliates, which in turn provide industrial aviation services to clients locally.

Since the beginning of fiscal year 2012, we have made strategic investments and acquisitions including investment in new generations of aircraft that are in demand by our clients, and expanded or increased investments in new markets and industries. These investments have included investments by consolidated affiliates in fixed-wing operators: Airnorth in Australia and Eastern Airways in the U.K., both of which are consolidated in our financial statements, an equity method investment in Sky-Futures in the U.K., the leading provider of unmanned aerial vehicles inspection data services for the oil and gas industry and an equity method investment in Cougar Helicopters Inc. (“Cougar”) in Canada.
Also since the beginning of fiscal year 2012, we have raised $1.3 billion of capital with both public and private financings, generated gross proceeds of $116.4 million through the divestiture of non-core businesses (including the sale of our 50% interest in each of FBS Limited, FB Heliservices Limited and FB Leasing Limited, collectively referred to as the FB Entities, in fiscal year 2014 and the sale of Helideck Certification Agency (“HCA”) in fiscal year 2015), generated proceeds of approximately $235 million through the sale of other aircraft and equipment to the helicopter aftermarket and received $1.1 billion from the sale and leaseback of 51 aircraft in fiscal years 2012 through 2016. Concurrently, we have invested approximately $2.5 billion in capital expenditures to grow our business.
While we plan to continue to be disciplined concerning future capital commitments, we also intend to continue managing our capital structure and liquidity position with additional external financings, as needed. Our strategy will involve funding our short-term liquidity requirements with borrowings under our amended and restated revolving credit and term loan agreement (“Amended and Restated Credit Agreement”), which consists of a $400 million revolving credit facility (“Revolving Credit Facility”), a $350 million term loan (“Term Loan”) (together referred to as our “Credit Facilities”), and a $200 million term loan credit agreement (“Term Loan Credit Agreement”) and funding our long-term capital needs with operating leases, bank debt, private and public debt and equity offerings, while maintaining a prudent capital structure.
Not only have we invested in the Company, we are also committed to returning capital to investors. Since fiscal year 2012, we have repurchased $184.8 million of shares through our share repurchase program and paid $169.8 million in dividends to deliver a more balanced return to our shareholders. See Item 7. “Management’s Discussion and Analysis of Financial Condition — Our Strategy — Capital Allocation Strategy” included elsewhere in this Annual Report for additional details on our dividends and share buyback program.
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
The oil and gas business environment experienced a significant downturn during fiscal years 2015 and 2016. Brent crude oil prices declined from approximately $106 per barrel at July 1, 2014 to $37 per barrel at March 31, 2016, driven by increased global supply and forecasts of reduced demand for crude oil resulting from weaker global economic growth in many regions of the world. The oil price decline has negatively impacted the cash flow of our clients and resulted in their implementation of measures to reduce operational and capital costs in calendar years 2015 and 2016 compared to 2014 levels, negatively impacting activity during fiscal years 2015 and 2016. The cost reductions are expected to continue in fiscal year 2017. The current price environment has had an impact on both the offshore production and the offshore exploration activity of our clients, with offshore production activity being impacted to a lesser extent. The largest share of our revenue relates to oil and gas production, and the significant drop in the price of crude oil has resulted in the rescaling, delay or cancellation of planned offshore projects which has negatively impacted our operations and could continue to negatively impact our operations in future periods. We expect this “lower for longer” oil price environment to continue in calendar year 2017 with significant uncertainty as to when a recovery will occur. Our largest contract, U.K. SAR, is not directly impacted by declining oil prices.

As of March 31, 2016, the aircraft in our fleet, the aircraft which we expect to take delivery of in the future and the aircraft which we have the option to acquire were as follows:

	Number of Aircraft
	Consolidated Affiliates					Unconsolidated Affiliates (3)
	Operating Aircraft
Type	Owned Aircraft	Leased Aircraft	Aircraft Held For Sale	On Order (1)	Under Option (2)	In Fleet	Maximum Passenger Capacity
Large Helicopters:
AW189	5	—	—	8	4	—	16
H175	—	—	—	17	—	—	16
H225	16	11	—	—	1	—	19
Mil Mi-8	7	—	—	—	—	—	20
Sikorsky S-92A	35	41	—	1	3	11	19
	63	52	—	26	8	11
Medium Helicopters:
AW139	16	11	—	—	—	2	12
Bell 212	—	—	—	—	—	14	12
Bell 412	9	—	8	—	—	17	13
H155	1	—	—	—	—	—	13
Sikorsky S-76 C/C++	35	9	4	—	—	32	12
Sikorsky S-76D	—	—	—	10	6	—	12
	61	20	12	10	6	65
Small Helicopters:
AS350BB	—	—	—	—	—	1	4
Bell 206B	—	1	—	—	—	2	4
Bell 206L Series	—	—	5	—	—	6	6
Bell 407	23	—	4	—	—	—	6
BK-117	—	2	—	—	—	—	7
H135	—	—	—	—	—	3	6
	23	3	9	—	—	12
Training Aircraft:
AW109	—	1	—	—	—	—	4
AS355	—	1	—	—	—	—	5
Bell 206B	1	10	—	—	—	—	4
Robinson R22	—	3	—	—	—	—	2
Robinson R44	—	7	—	—	—	—	4
Sikorsky S-300CBi	29	—	—	—	—	—	2
Fixed wing	1	—	—	—	—	—
	31	22	—	—	—	—
Fixed wing (4)	30	16	1	—	—	32
Total	208	113	22	36	14	120
_______________

(1)
Signed client contracts are currently in place that will utilize eight of these aircraft. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity — Future Capital Requirements” included elsewhere in this Annual Report.

(2)
Represents aircraft which we have the option to acquire. If the options are exercised, the agreements provide that aircraft would be delivered over fiscal years 2018 through 2019. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity — Future Capital Requirements” included elsewhere in this Annual Report.

(3)	Includes 50 helicopters (primarily medium) and 25 fixed wing aircraft owned and managed by Líder, our unconsolidated affiliate in Brazil.

(4)
Bristow Helicopters owns a 60% interest in Eastern Airways. Eastern Airways operates a total of 31 fixed wing aircraft which are included in our Europe Caspian and Africa regions. Additionally, Bristow Helicopters Australia owns a 100% interest in Airnorth. Airnorth operates a total of 13 fixed wing aircraft, which are included in our Asia Pacific region.

The following table presents the distribution of our operating revenue for fiscal year 2016 and aircraft as of March 31, 2016 among our regions:

		Aircraft in Consolidated Fleet(1)(2)
	Operating Revenue for Fiscal Year 2016	Helicopters
		Small	Medium	Large	Training	Fixed Wing	Total	Unconsolidated Affiliates (3)	Total

Europe Caspian	50%	—	14	69	—	29	112	—	112
Africa	15%	14	26	6	—	5	51	45	96
Americas	18%	19	44	18	—	—	81	75	156
Asia Pacific	17%	2	9	22	—	13	46	—	46
Corporate and other	—%	—	—	—	53	—	53	—	53
Total	100%	35	93	115	53	47	343	120	463

_______________

(1)	Includes 22 aircraft held for sale and 113 leased aircraft as follows:

	Held for Sale Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Training	Fixed Wing	Total
Europe Caspian	—	1	—	—	—	1
Africa	5	4	—	—	1	10
Americas	4	7	—	—	—	11
Asia Pacific	—	—	—	—	—	—
Corporate and other	—	—	—	—	—	—
Total	9	12	—	—	1	22

	Leased Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Training	Fixed Wing	Total
Europe Caspian	—	5	36	—	11	52
Africa	—	—	3	—	2	5
Americas	1	13	5	—	—	19
Asia Pacific	2	2	8	—	3	15
Corporate and other	—	—	—	22	—	22
Total	3	20	52	22	16	113

(2)	The average age of our commercial helicopter fleet, which excludes training aircraft, was 8.5 years as of March 31, 2016.

(3)	The 120 aircraft operated by our unconsolidated affiliates do not include those aircraft leased from us.

Our historical LACE and LACE rate is as follows:

	Fiscal Year Ended March 31,
	2016	2015	2014	2013	2012
LACE	162	166	158	158	149
LACE Rate (in millions)	$8.85	$9.33	$9.34	$8.35	$7.89
The following table presents the distribution of LACE helicopters owned and leased, and the percentage of LACE leased as of March 31, 2016. The percentage of LACE leased is calculated by taking the total LACE for leased commercial helicopters divided by the total LACE for all commercial helicopters we operate, including both owned and leased aircraft.

	LACE		Percentage of LACE Leased
	Owned Aircraft	Leased Aircraft
Europe Caspian	37	39	51%
Africa	16	3	16%
Americas	29	12	29%
Asia Pacific	18	10	35%
Total	99	63	39%
Region Operations
Europe Caspian
As of March 31, 2016, we operated our oil and gas operations in our Europe Caspian region from seven bases in the U.K. and four bases in Norway. Our Europe Caspian operations are managed from our region headquarters in Aberdeen, Scotland. Based on the number of aircraft operating, we are one of the largest providers of industrial aviation services in the North Sea, where there are harsh weather conditions and geographically concentrated offshore facilities. The offshore facilities in the Northern North Sea and Norwegian North Sea are large and require frequent crew change flight services. In the Southern North Sea, the facilities are generally smaller with some unmanned platforms requiring shuttle operations to up-man in the morning and down-man in the evening. We deploy the majority of the large aircraft in our consolidated fleet in the North Sea where our clients are primarily major integrated and independent offshore energy companies. We provide commercial SAR services for a number of oil and gas companies operating in the Norwegian sector of the North Sea. As discussed under “— Overview” above, in March 2013, we were awarded a contract to provide public sector SAR services for all of the U.K. with nine out of the ten bases operational as of March 31, 2016. Our North Sea operations are subject to seasonality as drilling activity is lower during the winter months due to harsh weather and shorter days.
Bristow Helicopters owns a 60% interest in Eastern Airways, a regional fixed wing operator based in the U.K. Eastern Airways has approximately 700 employees and its operations focus on providing scheduled and charter services targeting U.K. oil and gas transport. Eastern Airways operates 31 fixed wing aircraft. We believe our investment in Eastern Airways strengthens our ability to provide a complete suite of point to point transportation services for existing European based passengers, expand industrial aviation services in certain areas like the Shetland Islands and create a more integrated logistics solution for global clients.
Additionally, our Europe Caspian region includes operations in Turkmenistan. We operate one medium aircraft through our 51% interest in Turkmenistan Helicopters Limited, a Turkmenistan corporation that provides industrial aviation services to an international offshore energy company from a single location.
Africa
As of March 31, 2016, most of the aircraft in our Africa region operated in Nigeria, where we are the largest provider of industrial aviation services to the offshore energy industry. We deploy a combination of small, medium and large aircraft in Nigeria and service a client base comprised mostly of major integrated offshore energy companies. We have five operational bases, with the largest bases located in Escravos, Lagos, Port Harcourt and Eket. The marketplace for our services had historically been concentrated predominantly in the oil rich swamp and shallow waters of the Niger Delta area. More recently we have been undertaking work further offshore in support of deepwater exploration. Operations in Nigeria are subject to seasonality as the Harmattan, a dry and dusty trade wind, blows between the end of November and the middle of March. At times when the heavy amount of dust in the air severely limits visibility, our aircraft are unable to operate.
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
We also lease one medium limited SAR aircraft to an alliance partner in Tanzania which operates out of Julius Nyerere International Airport, Dar es Salaam.
Americas
As of March 31, 2016, we operated from six operating facilities in the U.S. Gulf of Mexico. We are one of the largest suppliers of industrial aviation services in the U.S. Gulf of Mexico. Our clients in this business unit are mostly independent and major integrated offshore energy companies. The U.S. Gulf of Mexico is a major offshore energy producing region. The shallow water platforms are typically unmanned and are serviced by small aircraft. The deepwater platforms are serviced by medium and large aircraft. Among our strengths in this region, in addition to our operating facilities, are our advanced flight-following systems and our widespread and strategically located offshore fuel stations. Operations in the U.S. Gulf of Mexico are subject to seasonality as the months of December through March typically have more days of harsh weather conditions than the other months of the year. Additionally, during the months of June through November, tropical storms and hurricanes may reduce activity as we are unable to operate in the area of the storm.
We own a 40% economic interest in Cougar, the largest offshore energy and SAR helicopter service provider in Atlantic Canada. Cougar has approximately 270 employees and its operations are primarily focused on serving the offshore oil and gas industry off Canada’s Atlantic coast. We leased eight large helicopters and three shore-based facilities to Cougar as of March 31, 2016, including state-of-the-art helicopter passenger, maintenance and SAR facilities located in Newfoundland and Labrador.
We also own a 41.9% economic interest in Líder, the largest provider of helicopter and corporate aviation services in Brazil. Líder has five primary operating units: helicopter service, maintenance, chartering, ground handling and aircraft sales, and provides commercial SAR and medical evacuation services to the oil and gas industry. Líder’s fleet includes 50 rotor wing and 25 fixed wing aircraft (including owned and managed aircraft). Líder’s management has introduced large helicopters into their operational portfolio allowing them to gain competence and positioning them for the anticipated growth associated with Brazil’s pre-salt fields. Líder also has a vast network of over 20 bases located strategically in Brazil including locations in Macae, Rio de Janiero, Sao Tome, Urucu and Vitória. We currently lease five medium aircraft to Líder.
Additionally, we operate seven medium aircraft in Trinidad that are used to service our clients who are primarily engaged in offshore energy activities. We operate from a base located at Trinidad’s Piarco International Airport.
Asia Pacific
We are the largest provider of industrial aviation services to the offshore energy industry in Australia, where we have five bases located in Western Australia, three in Victoria, one in Northern Territory and one in Queensland. These operations are managed from our Asia Pacific region’s head office facility in Perth, Western Australia. Our operating bases are located in the vicinity of the major offshore energy exploration and production fields in the North West Shelf, Browse and Carnarvon basins of Western Australia and the Bass Straits in Victoria, where our fleet provides industrial aviation services solely to offshore energy operators. We also provide airport management services on Barrow Island in Western Australia. Our clients in Australia are primarily major integrated offshore energy companies. We provide SAR and medical evacuation services to the oil and gas industry in Australia and engineering support to the Republic of Singapore Air Force’s (the “RSAF”) fleet of helicopters at their base in Oakey, Queensland. The RSAF contract has been re-awarded to Bristow Australia following a competitive tender for five additional years with a five-year option. Operations in the Asia Pacific region during the months of November through April may be impacted by cyclones that may reduce activity as we are unable to operate in the area of the storm.
Bristow Helicopters Australia owns a 100% interest in Airnorth, a regional fixed wing operator based in Darwin, North Territory, Australia. Airnorth has 265 employees and its operations focus on providing both charter and scheduled services targeting the energy and mining industries in Northern and Western Australia as well as international services to Dili, Timor-Leste. Airnorth operates 13 fixed wing aircraft. We believe this investment strengthens our ability to provide point to point transportation services for existing Australian based passengers, expand industrial aviation services in certain areas in Southeast Asian markets and create a more integrated logistics solution for global clients.
Also included in our Asia Pacific region are our operations in Russia. We operate seven large aircraft in Russia from three locations on Sakhalin Island, where we provide industrial aviation services to international and domestic offshore energy companies and operate a local SAR service.

Bristow Academy
Bristow Academy is a leading provider of helicopter training services with over 25 years of operating history and training facilities in Titusville, Florida; Carson City, Nevada, and Gloucestershire, England. Bristow Academy trains students from around the world to become helicopter pilots and is approved to provide helicopter flight training at the commercial pilot and flight instructor level by both the U.S. Federal Aviation Administration (the “FAA”) and the European Aviation Safety Authority (the “EASA”). Bristow Academy operates 53 aircraft (including 31 owned, 22 leased aircraft) and employs approximately 120 people, including approximately 35 primary flight instructors. A significant part of Bristow Academy’s operations include military training, which generated approximately 37% of Bristow Academy’s operating revenue for fiscal year 2016.
Clients and Contracts
Our principal clients are major integrated, national and independent offshore energy companies and the U.K Department for Transport. The following table presents our top ten clients in fiscal year 2016 and their percentage contribution to our consolidated gross revenue during fiscal years 2016, 2015 and 2014 and includes any clients accounting for 10% or more of our consolidated gross revenue during such fiscal years.

	Fiscal Year Ended March 31,
Client Name	2016	2015	2014
Chevron	11.4%	11.7%	13.2%
U.K. Department for Transport	10.3%	2.6%	2.3%
ConocoPhillips	7.6%	9.3%	8.8%
BP	6.5%	7.7%	6.5%
IAC (1)	5.6%	7.7%	7.9%
Inpex	4.7%	2.3%	—%
Statoil	3.7%	4.7%	5.9%
Cougar (2)	3.6%	3.3%	3.8%
Exxon Mobil	3.5%	3.6%	3.3%
ENI	3.1%	3.4%	3.7%
	60.0%	56.3%	55.4%
_______________

(1)	IAC is the Integrated Aviation Consortium in the U.K. North Sea and comprises six major oil companies: BP, CNR International, Petrofac, Shell, TAQA and Total.

(2)	As discussed above, we own a 40% economic interest in Cougar.
Our helicopter contracts are generally based on a two-tier rate structure consisting of a daily or monthly fixed fee plus additional fees for each hour flown. For example, the monthly standing charges generally average approximately 70% of revenue while variable charges generally average approximately 30% of revenue. We also provide services to clients on an “ad hoc” basis, which usually entails a shorter notice period and shorter contract duration. Our charges for ad hoc services are generally based on an hourly rate, or a daily or monthly fixed fee plus additional fees for each hour flown. Generally, our ad hoc services have a higher margin than our other helicopter contracts due to supply and demand dynamics.
Generally, our helicopter contracts are cancelable by the client with a notice period ranging from 30 to 180 days and in some cases up to one year. In the Americas region, we generally enter into short-term contracts for twelve months or less. Outside of the Americas, contracts are typically between two and five years in term. These long term contracts generally include escalation provisions allowing annual rate increases, which may be based on a fixed dollar or percentage increase, an increase in an agreed index or our actual substantiated increased costs, which we negotiate to pass along to clients. Cost reimbursements from clients are recorded as reimbursable revenue with the related reimbursed cost recorded as reimbursable expense in our consolidated statements of operations.
Generally, SAR services contracts include a monthly standing charge, which average approximately 85% of the total contract revenue, and a monthly variable charge that covers flying, fuel and ancillary items, which average approximately 15% of the total contract revenue. See further details on the U.K. SAR contract in “— Overview.”

Competition
The helicopter transportation business is highly competitive throughout the world. We compete directly against multiple providers in almost all of our operating regions. We have several significant competitors in the North Sea, Nigeria, the U.S. Gulf of Mexico and Australia, and a number of smaller local competitors in other markets. In Nigeria, we have seen a recent increase in competitive pressure and new regulation that could impact our ability to win future work. Despite the new competition in Nigeria, we believe that it is difficult for additional significant competitors to enter our industry because it requires considerable capital investment, working capital, a complex system of onshore and offshore bases, personnel and operating experience. However, these requirements can be overcome with the appropriate level of client support and commitment. In addition, while not the predominant practice, certain of our clients and potential clients in the offshore energy industry perform their own industrial aviation services on a limited basis.
In most situations, clients charter aircraft on the basis of competitive bidding. On limited occasions, our clients renew or extend existing contracts without employing a competitive bid process. Contracts are generally awarded based on a number of factors, including price, quality of service, operational experience, record of safety, quality and type of equipment, client relationship and professional reputation. Incumbent operators typically have a competitive advantage in the bidding process based on their relationship with the client, knowledge of the site characteristics and existing facilities to support the operations. Because certain of our clients in the offshore energy industry have the capability to perform their own industrial aviation services, our ability to increase charter rates may be limited under certain circumstances.
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
Safety, Industry Hazards and Insurance
Hazards such as severe weather and mechanical failures are inherent in the transportation industry and may result in the loss of equipment and revenue. It is possible that personal injuries and fatalities may occur. We believe our air accident rate per 100,000 flight hours, which has historically been more than ten times lower than the reported global offshore energy production helicopter average data, indicates that we have consistently performed better than the industry average with respect to safety. In fiscal year 2016, one Sikorsky S-76C+ and one Sikorsky S-76C++ aircraft operated by us were involved in accidents. In one of these accidents, two of our crew members and four passengers were fatally injured. The second accident resulted in no significant injuries or fatalities. During fiscal years 2015 and 2014, we had no accidents that resulted in fatalities.
Our well established global safety program called “Target Zero” focuses on improved safety performance. Our safety vision is to have zero accidents, zero harm to people, and zero harm to the environment. The key components to achieving this are to improve safety culture and individual behaviors, increase the level of safety reporting by the frontline employees, increase accountability for addressing identified hazards by the operational managers and provide for independent oversight of the operational safety programs. See discussion of Target Zero in “— Overview.”
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

Employees
As of March 31, 2016, we employed 4,777 employees. Many of our employees are represented under collective bargaining agreements. Periodically, certain groups of our employees who are not covered by a collective bargaining agreement consider entering into such an agreement. We believe that our relations with our employees are generally satisfactory.
The following table sets forth our main employee groups and status of the collective bargaining agreements:

Employee Group	Representatives	Status of Agreement	Approximate Number of Employees Covered by Agreement as of March 31, 2016
U.K. Pilots	British Airline Pilots Association (“BALPA”)	Agreement expires in March 2017.	400
U.K. Engineers and Staff	Unite	Agreement expires in March 2017.	540
Bristow Norway Pilots	Norsk Flygerforbund (“NALPA”); Parat Luftfart(“PARAT”)	Agreement expired in March 2015. Currently in negotiations.	150
Bristow Norway Engineers	Norsk Helikopteransattes Forbund (“NU of HE”)/BNTF	Local agreement expires in October 2016 and national agreement expires in April 2016.	110
Nigeria Junior and Senior Staff	National Union of Air Transport Employees; Air Transport Services Senior Staff Association of Nigeria	Agreements expired in April 2011. Currently in negotiations.	60
Nigeria Pilots and Engineers	Nigerian Association of Airline Pilots and Engineers	We recognize this union for representation purposes, but there is no formal commitment to negotiate remuneration.	180
North America Pilots	Office and Professional Employees International Union (“OPEIU”)	Agreement expired April 2015. Negotiations currently ongoing.	150
Gulf of Mexico Mechanics	OPEIU	Agreement expires in April 2017.	200
Australia Pilots	Australian Federation of Air Pilots	Agreement expired in December 2015. Currently in negotiations.	130
Australia Engineers and BDI Tradesmen and Staff	Australian Licensed Aircraft Engineers Association (“ALAEA”), Australian Manufacturing Union (“AMWU”) and elected employee representatives	Agreement for BDI tradesmen and staff expires in March 2017. Agreement for Australia engineers expired March 2015. Currently in negotiations.	220
Trinidad Mechanics	Fitters/Handlers	Agreements expire in May and June 2016.	40
Airnorth Pilots	Aircrew Logistics Pilots Group	Agreement expired in June 2015. Currently being rolled over on an annual basis.	60
Airnorth Engineers	Aircraft Logistics Engineers Group	Agreement expired in June 2015. Currently in negotiations.	50
Barrow Island Aerodome Staff	Transport Workers Union	Agreement expired in March 2016. Will not be renewing agreement.	40
Líder, our unconsolidated affiliate in Brazil, employs approximately 1,610 employees and Cougar, our unconsolidated affiliate in Canada, employs approximately 270 employees.

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
Under the Federal Aviation Act, it is unlawful to operate certain aircraft for hire within the U.S. unless such aircraft are registered with the FAA and the FAA has issued an operating certificate to the operator. As a general rule, aircraft may be registered under the Federal Aviation Act only if the aircraft are owned or controlled by one or more citizens of the U.S. and an operating certificate may be granted only to a citizen of the U.S. For purposes of these requirements, a corporation is deemed to be a citizen of the U.S. only if at least 75% of its voting interests are owned or controlled by U.S. citizens, the president of the company is a U.S. citizen, two-thirds or more of the directors are U.S. citizens and the company is under the actual control of U.S. citizens. If persons other than U.S. citizens should come to own or control more than 25% of our voting interest or if any of the other requirements are not met, we have been advised that our aircraft may be subject to deregistration under the Federal Aviation Act, and we may lose our ability to operate within the U.S. Deregistration of our aircraft for any reason, including foreign ownership in excess of permitted levels, would have a material adverse effect on our ability to conduct certain operations within our Americas region and Bristow Academy operations. Therefore, our organizational documents currently provide for the automatic suspension of voting rights of shares of our outstanding voting capital stock owned or controlled by non-U.S. citizens, and our right to redeem those shares, to the extent necessary to comply with these requirements. As of March 31, 2016, approximately 1,512,000 shares of our common stock, par value $.01 per share (“Common Stock”), were held of record by persons with foreign addresses. These shares represented approximately 4% of our total outstanding Common Stock as of March 31, 2016. Our foreign ownership may fluctuate on each trading day because our Common Stock is publicly traded.
Also, we are subject to the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”), which generally prohibits us and our intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business.
Additionally, we are subject to the International Traffic in Arms Regulations (“ITAR”) that control the export and import of defense-related articles, services and technical data. ITAR dictates that information and material pertaining to defense and military related technologies may only be shared with U.S. persons or organizations unless authorization from the U.S. State Department is received or a special exemption is used. We are also subject to the Export Administration Regulations (the “EAR”) that control the export of commercial and “dual use” goods. U.S. persons or organizations may incur heavy fines if they violate ITAR or the EAR.
United Kingdom
Our operations in the U.K. are subject to the Civil Aviation Act 1982 and other similar English and European Union statutes and regulations. We carry persons and property in our aircraft pursuant to an operating license issued by the (Civil Aviation Authority (“CAA”). The holder of an operating license must meet the ownership and control requirements of Council Regulation 2407/92. To operate under this license, the company through which we conduct operations in the U.K., Bristow Helicopters, must be owned directly or through majority ownership by European Union nationals, and must at all times be effectively controlled by them. To comply with these restrictions, we own only 49% of the ordinary shares of Bristow Aviation, the entity that owns Bristow Helicopters. In addition, we have a put/call agreement with the other two stockholders of Bristow Aviation which grants us the right to buy all of their Bristow Aviation ordinary shares (and grants them the right to require us to buy all of their shares). Under English law, to maintain Bristow Helicopters’ operating license, we would be required to find a qualified European Union owner to acquire any of the Bristow Aviation shares that we have the right or obligation to acquire under the put/call agreement. In addition to our equity investment in Bristow Aviation, we own deferred stock, essentially a subordinated class of stock with no voting rights, and hold subordinated debt issued by Bristow Aviation.

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
Additionally, we are subject to the U.K. and European Union Dual-Use Export Regulations. Dual use goods are products and technologies which have both civilian and military applications. U.K. and European Union regulations may require export authorization for certain exports of dual use items.
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
Increased public awareness and concern over the environment may result in future changes in the regulation of the offshore energy industry, which in turn could adversely affect us. The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment and there can be no assurance as to the effect of such regulation on our operations or on the operations of our clients. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the cost of such compliance. We do not believe that compliance with federal, state or local environmental laws and regulations will have a material adverse effect on our business, financial position or results of operations. We cannot be certain that future events, such as changes in existing laws, the promulgation of new laws, or the development or discovery of new facts or conditions will not cause us to incur significant costs. Below is a discussion of the material U.S. environmental laws and regulations that relate to our business. We believe that we are in substantial compliance with all of these environmental laws and regulations.

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

Additionally, an increase in onshore fracking, which generally does not require use of our services, could have an adverse effect on our operations. If onshore fracking were to meaningfully increase in the international markets in which we operate, and if it were to drive a meaningful increase in the supply of hydrocarbons available to the markets we serve, it could potentially adversely impact the level of activity in our offshore oil and gas markets and the demand for our industrial aviation services.
A focus by our clients on cost-saving measures rather than quality of service, which is how we differentiate ourselves from competition, could reduce the demand for our services.
Historically, we have had the ability to secure profitable contracts by providing superior quality as compared to our competitors. However, offshore energy companies are continually seeking to implement measures aimed at greater cost savings, including efforts to accept lesser quality services and to otherwise improve cost efficiencies with respect to air transportation services. For example, these companies may reduce staffing levels on both old and new installations by using new technology to permit unmanned installations, may reduce the frequency of transportation of employees by increasing the length of shifts offshore, may change other aspects of how our services are scheduled and may consider other alternatives to our services to achieve cost savings. In addition, these companies could initiate their own helicopter, airplane or other transportation alternatives. The continued implementation of these kinds of measures could reduce the demand or pricing for our services and have a material adverse effect on our business, financial condition and results of operations.

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
As a result of significant competition, we must continue to provide safe and efficient service and we must continue to evolve our technology or we will lose market share, which could have a material adverse effect on our business, financial condition and results of operations due to the loss of a significant number of our clients or termination of a significant number of our contracts. See further discussion in Item 1. “Business — Competition” included elsewhere in this Annual Report.
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
The U.K. SAR contract allows the DfT to cancel the contract for any reason upon notice and payment of a specified cancellation fee based on the number of bases reduced as a result of the exercise and the timing of the exercise. Additionally, the U.K. SAR contract grants the DfT the option to require us to transfer to the DfT, at termination or expiration, either the lease or the ownership of some or all of the helicopters that service the U.K. SAR contract. The DfT may alternatively require that we or the owner, as the case may be, transfer the lease or ownership of the helicopters to any replacement service provider. If the DfT wishes to transfer ownership it must pay a specified option exercise fee based on the value of the helicopters.  If the DfT wishes to transfer the lease it does not have to pay an option exercise fee. We currently lease the majority of the aircraft that service the U.K. SAR contract. Although we are entitled to some compensation for termination or early expiration if we are not at fault, termination or early expiration of the U.K. SAR contract would result in a significant loss of expected revenue. Additionally, we do not have the right to transfer the ground facilities supporting the U.K. SAR contract to the replacement service provider. If alternative long-term uses were not identified for these facilities, we could incur recurring fixed expenses for these recently acquired, non-revenue producing assets if we were unable to sell them to a replacement contractor or other party in the event the U.K. SAR contract is terminated.
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
Reductions in spending on industrial aviation services by government agencies could lead to modifications of SAR contract terms or delays in receiving payments, which could adversely impact our business, financial condition and results of operations.
We were awarded a government contract to provide SAR services for all of the U.K. that commenced in April 2015. Any reductions in the budgets of government agencies for spending on industrial aviation services, implementation of cost saving measures by government agencies, imposed modifications of contract terms or delays in collecting receivables owed to us by our government agency clients could have an adverse effect on our business, financial condition and results of operations.
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
Our profitability is directly related to demand for our services. Because of the significant expenses related to aircraft financing and leasing, crew wages and benefits, and insurance and maintenance programs, a substantial portion of our operating expenses are fixed and must be paid even when aircraft are not actively servicing clients and thereby generating income. A decrease in our revenue could therefore result in a disproportionate decrease in our earnings, as a substantial portion of our operating expense would remain unchanged. Similarly, the discontinuation of any rebates, discounts or preferential financing terms offered to us by manufacturers, lenders or lessors would have the effect of increasing our related expenses, and without a corresponding increase in our revenue, would negatively impact our results of operations.
Certain of our long-term aircraft services contracts contain price escalation terms and conditions. Although supplier costs, fuel costs, labor costs, insurance costs, and other cost increases are typically passed through to our clients through rate increases where possible, these escalations may not be sufficient to enable us to recoup increased costs in full and we may not be able to realize the full benefit of contract price escalations during a market downturn. There can be no assurance that we will be able to estimate costs accurately or recover increased costs by passing these costs on to our clients. We may not be successful in identifying or securing cost escalations for other costs that may escalate during the applicable client contract term. In the event that we are unable to fully recover material costs that escalate during the terms of our client contracts, the profitability of our client contracts and our business, financial condition and results of operations could be materially and negatively affected.
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
The operation of helicopters and fixed wing aircraft inherently involves a degree of risk. Hazards such as harsh weather and marine conditions, mechanical failures, facility fires and spare parts damage, pandemic outbreaks, crashes and collisions are inherent in our business and may result in personal injury, loss of life, damage to property and equipment, suspension or reduction of operations, reduced number of flight hours and the grounding of such aircraft or insufficient ground facilities or spare parts to support operations. In addition to any loss of property or life, our revenue, profitability and margins could be materially affected by an accident or asset damage.

We, or third parties operating our aircraft, may experience accidents or damage to our assets in the future. These risks could endanger the safety of both our own and our clients’ personnel, equipment, cargo and other property, as well as the environment. If any of these events were to occur with equipment or other assets that we need to operate or lease to third parties, we could experience loss of revenue, termination of charter contracts, higher insurance rates, and damage to our reputation and client relationships. In addition, to the extent an accident occurs with aircraft we operate or to assets supporting operations, we could be held liable for resulting damages. For example, on August 12, 2015, a Sikorsky S-76C+ operated by us was involved in an accident in which two of our crew members and four passengers were fatally injured. There were six other passengers on board who suffered injuries in the accident. Also, on February 3, 2016, a Sikorsky S-76C++ operated by us was involved in a controlled water landing with minor injuries reported for the nine passengers and two crew on board the aircraft. Following standard practice and out of an abundance of caution, we temporarily suspended operation of the 16 Sikorsky S-76C model aircraft we had operating in Nigeria. In March 2014, one of our hangars in Nigeria experienced a fire, which resulted in damage to the hangar, two helicopters and a substantial portion of the inventory spare parts. Although the hangar, helicopters and inventory were covered by insurance, we incurred deductible and additional insurance premiums as a result of this fire. The lack of sufficient insurance for this incident or the occurrence of another such incident or accident could have a material adverse effect on our operations and financial condition.
Certain models of aircraft that we operate have also experienced accidents while operated by third parties. Most recently, on April 29, 2016, an incident occurred with an Airbus Helicopters H225 Super Puma helicopter operated by another helicopter company, which resulted in the loss of life for eleven passengers and two crew members in Norway. This incident resulted in the Civil Aviation Authorities in the U.K. and Norway issuing safety directives, requiring operators to suspend commercial operations of the affected aircraft and our cessation of operations of a total of 20 large Airbus Helicopters aircraft globally for a period of time pending determination of the root cause. If other operators experience accidents with aircraft models that we operate or lease, obligating us to take such aircraft out of service until the cause of the accident is rectified, we would lose revenue and might lose clients. In addition, safety issues experienced by a particular model of aircraft could result in clients refusing to use that particular aircraft model or a regulatory body grounding that particular aircraft model. The value of the aircraft model might also be permanently reduced in the market if the model were to be considered less desirable for future service and the inventory for such aircraft may be impaired.
We attempt to protect ourselves against financial losses and damage by carrying insurance, including hull and liability, general liability, workers’ compensation, and property and casualty insurance. Our insurance coverage is subject to deductibles and maximum coverage amounts, and we do not carry insurance against all types of losses, including business interruption. We cannot assure you that our existing coverage will be sufficient to protect against all losses, that we will be able to maintain our existing coverage in the future or that the premiums will not increase substantially. In addition, future terrorist activity, risks of war, accidents or other events could increase our insurance premiums. The loss of our liability insurance coverage, inadequate coverage from our liability insurance or substantial increases in future premiums could have a material adverse effect on our business, financial condition and results of operations.
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
Our diversification efforts into other industrial aviation services such as fixed wing, search and rescue, and unmanned aerial vehicle services may prove unsuccessful.
Our business has traditionally been significantly dependent upon the level of offshore oil and gas exploration, development and production activity. Although the company has begun diversification efforts with the recent investments in Eastern Airways, Airnorth and Sky-Futures, the effect of the recent downturn in the oil and gas industry has nevertheless negatively impacted our financial results and could continue to negatively impact our financial results in future periods. While diversification into other industrial aviation services is intended to grow the business and offset the cyclical nature of the underlying oil and gas business, we have only limited experience in providing fixed wing and unmanned aerial vehicle services and cannot be certain that diversification benefits associated with those lines of business will ever be realized.

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
Historically, there has been continuing political and social unrest in Nigeria, where we derived 14%, 18% and 20% of our gross revenue during fiscal years 2016, 2015 and 2014, respectively. There has been a recent change in the leadership in Nigeria. The current leadership is facing numerous challenges which, if not addressed, may cause political or social unrest and result in a lack of demand for our services in Nigeria and safety risks for our operations and our people. In addition, the passage of the Nigerian Petroleum Industry Bill could lead to further uncertainty in demand in the region. Future unrest or legislation in Nigeria or our other operating regions could adversely affect our business, financial condition and results of operations in those regions. We cannot predict whether any of these events will continue to occur in Nigeria or occur elsewhere in the future.
We also have a joint venture operating in Sakhalin that may be negatively impacted by any further civil unrest within, war related to, or sanctions against Russia.
We are highly dependent upon the level of activity in the North Sea and to a lesser extent the U.S. Gulf of Mexico, which are mature exploration and production regions.
In fiscal years 2016, 2015 and 2014, approximately 58%, 58%, and 55%, respectively, of our gross revenue was derived from air transportation services provided to oil and gas clients operating in the North Sea and the U.S. Gulf of Mexico. The North Sea and the U.S. Gulf of Mexico are mature exploration and production regions that have undergone substantial seismic survey and exploration activity for many years. Because a large number of oil and gas properties in these regions have already been drilled, additional prospects of sufficient size and quality could be more difficult to identify. The ability of our clients to produce sufficient quantities to support the costs of exploration in different basins could impact the level of future activity in these regions. Generally, the production from these drilled oil and gas properties is declining. In the future, production may decline to the point that such properties are no longer economic to operate, in which case, our services with respect to such properties will no longer be needed. Oil and gas companies may not identify sufficient additional drilling sites to replace those that become depleted. In addition, the U.S. government’s exercise of authority under the Outer Continental Shelf Lands Act, as amended, to restrict the availability of offshore oil and gas leases together with the U.K. government’s exercise of authority could adversely impact exploration and production activity in the U.S. Gulf of Mexico and the U.K. North Sea, respectively.
If activity in oil and gas exploration, development and production in either the U.S. Gulf of Mexico or the North Sea materially declines, our business, financial condition and results of operations could be materially and adversely affected. We cannot predict the levels of activity in these areas.

Foreign exchange risks and controls may affect our financial position and results of operations.
Through our operations outside the U.S., we are exposed to foreign currency fluctuations and exchange rate risks. As a result, a strong U.S. dollar may increase the local cost of our services that are provided under U.S. dollar-denominated contracts, which may reduce the demand for our services in foreign countries. Generally, we do not enter into hedging transactions to protect against foreign exchange risks related to our revenue or operating expense.
Because we maintain our financial statements in U.S. dollars, our financial results are vulnerable to fluctuations in the exchange rate between the U.S. dollar and foreign currencies, such as the British pound sterling, Australian dollar, euro, Norwegian kroner and Nigerian naira. In preparing our financial statements, we must convert all non-U.S. dollar currencies to U.S. dollars. The effect of foreign currency translation is reflected as a component of stockholders’ investment, while foreign currency transaction gains or losses and translation of currency amounts not deemed permanently reinvested are credited or charged to income and reflected in other income (expense), net. Additionally, our earnings from unconsolidated affiliates, net of losses, are affected by the impact of changes in foreign currency exchange rates on the reported results of our unconsolidated affiliates, primarily the impact of changes in the Brazilian real and the U.S. dollar exchange rate on results for our affiliate in Brazil. Changes in exchange rates could cause significant changes in our financial position and results of operations in the future.
We operate in countries with foreign exchange controls including Brazil, Egypt, Nigeria, Russia and Turkmenistan. These controls may limit our ability to repatriate funds from our international operations and unconsolidated affiliates or otherwise convert local currencies into U.S. dollars. These limitations could adversely affect our ability to access cash from these operations.
See further discussion of foreign exchange risks and controls under Item 7A. “Quantitative and Qualitative Disclosure about Market Risk” included elsewhere in this Annual Report.
Our dependence on a small number of helicopter manufacturers and lessors poses a significant risk to our business and prospects, including when we seek to grow our business.
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
If any of the helicopter manufacturers we contract with, the government bodies that regulate them or other parties identify safety issues with helicopter models we currently operate or that we intend to acquire, we may be required to suspend flight operations, as was done with the S-76C and H225 aircraft referenced above. If we are forced to suspend operations of helicopter models, our business, financial condition and results of operations during any period in which flight operations are suspended could be affected.
A shortfall in availability of aircraft components and parts required for maintenance and repairs of our helicopter and fixed wing aircraft and supplier cost increases could adversely affect us.
In connection with the required maintenance and repairs performed on our aircraft in order for them to stay fully operational and available for use in our operations, we rely on a few key vendors for the supply and overhaul of components fitted to our aircraft. These vendors have historically worked at or near full capacity supporting the aircraft production lines and the maintenance requirements of various government and civilian aircraft operators that may also operate at or near capacity in certain industries, including operators such as us who support the energy industry. Such conditions can result in backlogs in manufacturing schedules and some parts being in limited supply from time to time, which could have an adverse impact upon our ability to maintain and repair our aircraft. To the extent that these suppliers also supply parts for aircraft used by governments in military operations, parts delivery for our aircraft may be delayed. Our inability to perform timely maintenance and repairs can result in our aircraft being underutilized, which could have an adverse impact on our operating results and financial condition. Furthermore, our operations in remote locations, where delivery of these components and parts could take a significant period of time, may also impact our ability to maintain and repair our aircraft. While every effort is made to mitigate such impact, this may pose a risk to our operating results. Additionally, supplier cost increases for critical aircraft components and parts also pose a risk to our operating results. Cost increases for contracted services are passed through to our clients through rate increases where possible, including as a component of contract escalation charges. However, as certain of our contracts are long-term in nature, cost increases may not be adjusted in our contract rates until the contracts are up for renewal.

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
In order to support our business, we may require additional capital in the future that may not be available to us.
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
A number of personnel departed the company during the current oil and gas industry downturn, and we may be unable to take advantage of current opportunities in the industry downturn with our reduced workforce. We also may be unable to timely replace such personnel when the industry emerges from the current downturn. Our failure to attract and retain qualified personnel could have a material adverse effect on our current business and future growth.

Labor problems could adversely affect us.
Certain of our employees in the U.K., Norway, Nigeria, the U.S. and Australia (collectively, about 50% of our employees) are represented under collective bargaining or union agreements. Any disputes over the terms of these agreements or our potential inability to negotiate acceptable contracts with the unions that represent our employees under these agreements could result in strikes, work stoppages or other slowdowns by the affected workers. Periodically, certain groups of our employees who are not covered under a collective bargaining agreement consider entering into such an agreement. For example, discussions are underway with members of our Nigerian pilot and engineers union who protested by suspending their operation for two days in April 2016. Also, in 2013 our U.S. Gulf of Mexico mechanics elected to unionize. Further, if our unionized workers engage in an extended strike, work stoppage or other slowdown, other employees elect to become unionized, existing labor agreements are renegotiated, or future labor agreements contain terms that are unfavorable to us, we could experience a disruption of our operations or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.
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
Many of the aircraft that we operate are characterized by changing technology, introductions and enhancements of models of aircraft and services and shifting client demands, including technology preferences. Our future growth and financial performance will depend in part upon our ability to develop, market and integrate new services such as Sky-Futures, which is the leading provider of drone inspection data services for the oil and gas industry, and to accommodate the latest technological advances and client preferences. In addition, the introduction of new technologies or services that compete with our services could result in our revenue decreasing over time. If we are unable to upgrade our operations or fleet with the latest technological advances in a timely manner, or at all, our business, financial condition and results of operations could suffer.
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
In addition, cyber attacks could lead to potential unauthorized access and disclosure of confidential information, including the Personally Identifiable Information of our customers and employees. Cyber attacks could also lead to data loss, data corruption, communication interruption or other operational disruptions within our business. There is no assurance that we will not experience cyber attacks and suffer losses in the future. Further, as the methods of cyber attacks continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cyber attacks.
We are exposed to credit risk.
We are exposed to credit risk on our financial investments, which depends on the ability of our counterparties to fulfill their obligations to us. We manage credit risk by entering into arrangements with established counterparties and through the establishment of credit policies and limits, which are applied in the selection of counterparties.
Credit risk on financial instruments arises from the potential for counterparties to default on their contractual obligations and is limited to those contracts on which we would incur a loss in replacing the instrument. We monitor our concentration risk with counterparties on an ongoing basis. The carrying amount of financial assets represents the maximum credit exposure for financial assets.
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
In addition, the majority of our customers are engaged in oil and gas production, exploration and development. For fiscal year 2016, we generated approximately 75% of our consolidated operating revenue from external clients from oil and gas operations. This concentration could impact our overall exposure to credit risk because changes in economic and industry conditions that adversely affect the oil and gas industry could affect the credit worthiness of many of our customers. We generally do not require letters of credit or other collateral to support our trade receivables. Accordingly, a continued or additional downturn in the economic condition of the oil and gas industry could adversely impact our ability to collect our receivables and thus impact our business, financial condition and results of operations.

We operate in many international areas through entities that we do not control and are subject to government regulation that limits foreign ownership of aircraft companies in favor of domestic ownership.
We conduct many of our international operations through entities in which we have a noncontrolling investment or through strategic alliances with foreign partners. For example, we have acquired interests in, or in some cases have lease and service agreements with, entities that operate aircraft in Brazil, Canada, and Egypt. We provide engineering and administrative support to certain of these entities. We derive significant amounts of lease revenue, service revenue, equity earnings and dividend income from these entities. In fiscal years 2016, 2015 and 2014, we received approximately $78.9 million, $87.7 million and $92.7 million, respectively, of revenue from the provision of aircraft and other services to unconsolidated affiliates. As a result of not owning a majority interest or maintaining voting control of our unconsolidated affiliates, we do not have the ability to control their policies, management or affairs. The interests of persons who control these entities or partners may differ from ours, and may cause such entities to take actions that are not in our best interest. If we are unable to maintain our relationships with our partners in these entities, we could lose our ability to operate in these areas, potentially resulting in a material adverse effect on our business, financial condition and results of operations. Additionally, an operational incident involving one of the entities over which we do not have operational control may nevertheless cause us reputational harm.
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
These transactions may present significant risks such as insufficient revenue to offset liabilities assumed, potential loss of significant revenue and income streams, increased or unexpected expenses, inadequate return of capital, regulatory or compliance issues, the triggering of certain covenants in our debt agreements (including accelerated repayment) and unidentified issues not discovered in due diligence. In addition, such transactions could distract management from current operations. As a result of the risks inherent in such transactions, we cannot guarantee that any such transaction will ultimately result in the realization of its anticipated benefits or that it will not have a material adverse effect on our business, financial condition and results of operations. If we were to complete such an acquisition, disposition, investment or other strategic transaction, we may require additional debt or equity financing that could result in a significant increase in our amount of debt and our debt service obligations or the number of outstanding shares of our Common Stock, thereby diluting holders of our Common Stock outstanding prior to such acquisition.

We are subject to legal compliance risks.
As a global business, we are subject to complex laws and regulations in the U.S., the U.K. and other countries in which we operate. These laws and regulations relate to a number of aspects of our business, including anti-bribery laws, interactions with government officials and other third parties, import and export controls, the payment of taxes, employment and labor relations, fair competition, data privacy protections, securities regulation, and other regulatory requirements affecting trade and investment. The application of these laws and regulations to our business is often unclear and may sometimes conflict. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that result in reduced revenue and profitability. Non-compliance could also result in significant fines, damages, and other criminal sanctions against us, our officers or our employees, prohibitions or additional requirements on the conduct of our business and damage our reputation. Certain violations of law could also result in suspension or debarment from government contracts. We also incur additional legal compliance costs associated with our global regulations. In many foreign countries, particularly those with developing economies, it may be customary for others to engage in business practices that are prohibited by laws such as the FCPA, the U.K. Bribery Act and the BCCA in Brazil, an anti-bribery law that is similar to the FCPA and U.K. Bribery Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors, agents, and business partners will not take action in violation with our internal policies. Any such violation of the law or even internal policies could have a material adverse effect on our business, financial condition and results of operations.
Our failure to dispose of aircraft through sales into the aftermarket could adversely affect us.
The management of our global aircraft fleet involves a careful evaluation of the expected demand for our services across global markets, including the type of aircraft needed to meet this demand. As offshore oil and gas drilling and production globally moves to deeper water, more medium and large aircraft and newer technology aircraft may be required. During a downturn in the oil and gas industry or as older aircraft models come off of current contracts and are replaced by new aircraft, our management evaluates our future needs for these aircraft models and ultimately the ability to recover our remaining investments in these aircraft through sales into the aftermarket. We depreciate our aircraft over their expected useful life to the expected salvage value to be received for the aircraft at the end of that life. However, depending on the market for aircraft, we may record gains or losses on aircraft sales. In certain instances where a cash return can be made on newer aircraft in excess of the expected return available through the provision of our services, we may sell newer aircraft. The number of aircraft sales and the amount of gains and losses recorded on these sales can be unpredictable. In May 2015, a global competitor filed for Chapter 11 bankruptcy protection and announced its intention to reject leases resulting in the return of approximately 90 leased helicopters to lessors. This significant return of aircraft into an already oversupplied market could undermine our ability to dispose of our aircraft and could have a material adverse effect on our business, financial condition and results of operations.
Actions taken by agencies empowered to enforce governmental regulations could increase our costs and reduce our ability to operate successfully.
Our operations are regulated by governmental agencies in the various jurisdictions in which we operate. These agencies have jurisdiction over many aspects of our business, including personnel, aircraft and ground facilities. Statutes and regulations in these jurisdictions also subject us to various certification and reporting requirements and inspections regarding safety, training and general regulatory compliance. Other statutes and regulations in these jurisdictions regulate the offshore operations of our clients. The agencies empowered to enforce these statutes and regulations may suspend, curtail or require us to modify our operations. In February 2014 the CAA issued the CAP 1145 regulation, which is intended to improve the safety of offshore helicopter operations in the U.K. The regulation was issued in response to the August 23, 2013 crash of a competitor’s Airbus Helicopters AS332L2 Super Puma where four passengers lost their lives. The regulation is in part intended to improve the ability of passengers and crew to survive an offshore incident, and also addresses pilot training, helidecks, acceptable weather conditions for flying and other safety topics. For example, one requirement that went into effect on September 1, 2014 is that passengers may only occupy seats next to an emergency exit window. Additionally, in April 2016 the crash of a competitor's Airbus Helicopters H225 Super Puma in Norway where eleven passengers and two crew members lost their lives has resulted in the grounding of such aircraft in the U.K. and Norway. At this time the investigation is underway, so there have been no additional regulations issued. Additional directive requirements could present North Sea operators, including us, with significant operational challenges. A suspension or substantial curtailment of our operations for any prolonged period, and any substantial modification of our current operations, may have a material adverse effect on our business, financial condition and results of operations. See further discussion in Item 1. “Business — Government Regulation” and “Business - Environmental” included elsewhere in this Annual Report.

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
If our goodwill, amortizable intangible assets or investments in unconsolidated affiliates become impaired we may be required to record a significant charge to earnings.
We acquire other companies and intangible assets, and make investments in unconsolidated affiliates, and may not realize all of the economic benefit from those acquisitions or investments, which could cause an impairment of goodwill, intangibles or investments in unconsolidated affiliates. We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may be a change in circumstances, indicating that the carrying value of our goodwill, amortizable intangible assets or investments in unconsolidated affiliates may not be recoverable, include a decline in our stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in the industry in which we operate. For example, in fiscal year 2016, we recognized a loss of $49.7 million associated with the impairment of goodwill and other intangible assets as a result in the market downturn. We may be required to record significant additional charges in our consolidated financial statements during the period in which any impairment of our goodwill, amortizable intangible assets or investments in unconsolidated affiliates is determined, which could adversely affect our results of operations.
Adverse results of legal proceedings could materially and adversely affect our business, financial condition and results of operations.
We are subject to and may in the future be subject to legal proceedings and claims that arise out of the ordinary conduct of our business. Results of legal proceedings cannot be predicted with certainty. Irrespective of merit, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We may face significant monetary damages or injunctive relief against us that could materially adversely affect a portion of our business operations or materially and adversely affect our business, financial condition and results of operations should we not prevail in certain matters.
Negative publicity may adversely impact us.
Media coverage and public statements that insinuate improper actions by us, our unconsolidated affiliates, or other companies in our industry, regardless of their factual accuracy or truthfulness, may result in negative publicity, litigation or governmental investigations by regulators. Addressing negative publicity and any resulting litigation or investigations may distract management, increase costs and divert resources. Negative publicity may have an adverse impact on our reputation, the morale of our employees and the willingness of passengers to fly on our aircraft and those of our competitors, which could adversely affect our business, financial condition and results of operations.

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
The recent downgrades in our credit ratings could impact our ability to access capital and materially adversely affect our business, financial condition and results of operations.
Credit rating agencies continually review their ratings for the companies that they follow, including us. Credit rating agencies also evaluate the industries in which we and our affiliates operate as a whole and may change their credit rating for us based on their overall view of such industries. In March 2016, Moody’s conducted a review of oilfield services companies in the United States and downgraded our corporate family rating to Ba3 from Ba2, with a negative outlook. There can be no assurance that any rating assigned to our currently outstanding public debt securities will remain in effect for any given period of time or that any such ratings will not be further lowered, suspended or withdrawn entirely by a rating agency if, in that rating agency’s judgment, circumstances so warrant.
A further downgrade of our credit ratings could, among other things:

•	limit our ability to access capital or otherwise adversely affect the availability of other new financing on favorable terms, if at all;

•	result in more restrictive covenants in agreements governing the terms of any future indebtedness that we may incur;

•	cause us to refinance indebtedness with less favorable terms and conditions, which debt may require collateral and restrict, among other things, our ability to pay distributions or repurchase shares;

•	increase our cost of borrowing;

•	adversely affect the market price of our outstanding debt securities; and

•	impair our business, financial condition and results of operation.
Regulations limit foreign ownership of our company, which could reduce the price of our Common Stock and cause owners of our Common Stock who are not U.S. persons to lose their voting rights.
Our restated certificate of incorporation provides that persons or entities that are not “citizens of the U.S.” (as defined in the Federal Aviation Act of 1958) shall not collectively own or control more than 25% of the voting power of our outstanding capital stock (the “Permitted Foreign Ownership Percentage”) and that, if at any time persons that are not citizens of the U.S. nevertheless collectively own or control more than the Permitted Foreign Ownership Percentage, the voting rights of shares owned by stockholders who are not citizens of the U.S. shall automatically be suspended, in the reverse chronological order of the dates and times of registry of such shares in our stock records, until the voting rights of a sufficient number thereof shall have been suspended so that the number of shares owned by stockholders who are not citizens of the U.S. that continue to have voting rights equals the greatest whole number that is less than or equal to the Permitted Foreign Ownership Percentage. Shares held by persons who are not citizens of the U.S. may lose their associated voting rights and be redeemed as a result of these provisions. These restrictions may have a material adverse impact on the liquidity or market value of our Common Stock because holders may be unable to transfer our Common Stock to persons who are not citizens of the U.S.
If we do not restrict the amount of foreign ownership of our Common Stock, we might lose our status as a U.S. air carrier and be prohibited from operating aircraft in the U.S., which would adversely impact our business, financial condition and results of operations.
Since we hold the status of a U.S. air carrier under the regulations of both the U.S. Department of Transportation and the FAA and we engage in the operating and dry-leasing of aircraft in the U.S., we are subject to regulations pursuant to Title 49 of the Transportation Code (the “Transportation Code”) and other statutes (collectively, the “Aviation Acts”). The Transportation Code requires that certificates to engage in air transportation be held only by citizens of the U.S. as that term is defined in the relevant section of the Transportation Code. That section requires: (i) that our President and two-thirds of our board of directors and other managing officers be U.S. citizens; (ii) that at least 75% of our outstanding voting stock be owned by U.S. citizens; and (iii) that we must be under the actual control of U.S. citizens. Further, our aircraft operating in the U.S. must generally be registered in the U.S. In order to register such aircraft under the Aviation Acts, we must be owned or controlled by U.S. citizens. Although our restated certificate of incorporation and amended and restated by-laws contain provisions intended to ensure compliance with the provisions of the Aviation Acts, a failure to maintain compliance could result in the loss of our air carrier status prohibiting us from both operating as an air carrier and operating aircraft in the U.S. during any period in which we did not comply with these regulations, and thereby adversely affect our business, financial condition and results of operations.
Risks Related to Our Level of Indebtedness
Covenants in our debt agreements may restrict the manner in which we can operate our business.
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
Our Credit Facilities also require us, and our future credit facilities may require us, to maintain specified financial covenants. Our ability to meet these financial covenants can be affected by events beyond our control, and we cannot assure you that we will meet these tests in the future. The breach of any of these covenants could result in a default under our Credit Facilities. Upon the occurrence of an event of default under our existing or future credit facilities, the lenders could elect to declare all amounts outstanding under such credit facilities, including accrued interest or other obligations, to be immediately due and payable. There can be no assurance that our assets would be sufficient to repay all of our indebtedness in full.
The agreements governing certain of our indebtedness, including the indentures governing the 6 ¼% Senior Notes and our Credit Facilities, contain cross-default provisions. Under these provisions, a default under one agreement governing our indebtedness may constitute a default under our other agreements of indebtedness.

Our level of indebtedness could adversely affect our ability to obtain financing, impair our ability to fulfill our obligations under our indebtedness and limit our ability to adjust to changing market conditions.
As of March 31, 2016, we had approximately $1.1 billion of outstanding indebtedness. In addition, we had $255.4 million of availability for borrowings under our Credit Facilities as of March 31, 2016, subject to our maintenance of financial covenants and other conditions. Although the agreements governing our Credit Facilities and the indenture governing our 6 ¼% Senior Notes due 2022 (the “6 ¼% Senior Notes”) contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and we could incur substantial additional indebtedness in the future.
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
We have a significant amount of fixed obligations related to operating leases, including aircraft leases. The terms of our aircraft lease agreements contain covenants that impose operating and financial limitations on us. Such lease agreements limit, among other things, our ability to utilize aircraft in certain jurisdictions and/or to sublease aircraft, and may contain restrictions upon a change of control. A breach of lease covenants could result in an obligation to repay amounts outstanding under the lease, including rent and a stated value amount per aircraft. If such an event occurs, we may not be able to pay all amounts due under the leases or to refinance such leases on terms satisfactory to us or at all, which could have a material adverse effect on our business, financial condition and results of operations.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The number and types of aircraft we operate are described in Item 1. “Business — Overview” above. In addition, we lease various office and operating facilities worldwide, including facilities at the Acadiana Regional Airport in New Iberia, Louisiana, the Redhill Aerodrome near London, England, the Aberdeen Airport, Scotland, along the U.S. Gulf of Mexico and in Bergen and Stavanger, Norway, and numerous residential locations near our operating bases or the bases of our affiliates in the U.K., Norway, Australia, Russia, Nigeria, Canada and Trinidad, which we use primarily for housing pilots and staff supporting those operations. We have nine SAR bases as follows: Caernarfon, Humberside, Inverness, Lydd, Newquay, Prestwick, St. Athan, Stornoway and Sumburgh. We also lease office space in a building in Houston, Texas, which we use as our corporate headquarters and for other business purposes. Eastern Airways owns a majority controlling stake in the Humberside Airport in Kirmington, United Kingdom. Additionally, we have multiple properties in Titusville, Florida, where the largest campus of our Bristow Academy business unit is located. These facilities are generally suitable for our operations and can be replaced with other available facilities if necessary.
Additional information about our properties can be found in Note 7 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report (under the captions “Aircraft Purchase Contracts” and “Operating Leases”). A detail of our long-lived assets by geographic area as of March 31, 2016 and 2015 can be found in Note 11 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.
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
Environmental Contingencies
The EPA has in the past notified us that we are a potential responsible party, or PRP, at three former waste disposal facilities that are on the National Priorities List of contaminated sites. Under the Superfund law, persons who are identified as PRPs may be subject to strict, joint and several liability for the costs of cleaning up environmental contamination resulting from releases of hazardous substances at National Priorities List sites. Although we have not yet obtained a formal release of liability from the EPA with respect to any of the sites, we believe that our potential liability in connection with these sites is not likely to have a material adverse effect on our business, financial condition and results of operations.
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
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Common Stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “BRS”. The following table shows the range of prices for our Common Stock during each quarter of our last two fiscal years.

	Fiscal Year Ended March 31,
	2016		2015
	High	Low	High	Low
First Quarter	$64.64	$52.22	$80.62	$71.27
Second Quarter	53.63	25.71	81.60	66.48
Third Quarter	37.19	21.93	75.00	58.14
Fourth Quarter	26.71	11.02	66.20	50.80
On May 20, 2016, the last reported sale price of our Common Stock on the NYSE was $14.59 per share. As of May 20, 2016, there were 356 holders of record of our Common Stock.
We paid quarterly dividends of $0.34 per share during the first, second and third quarters of fiscal year 2016 and $0.07 per share during the fourth quarter of fiscal year 2016 and quarterly dividends of $0.32 per share during each quarter of fiscal year 2015. On May 23, 2016, our board of directors approved a dividend of $0.07 per share of our Common Stock, payable on June 29, 2016 to shareholders of record on June 14, 2016. During fiscal years 2016 and 2015, we paid dividends totaling $38.1 million and $45.1 million, respectively, to our shareholders. The declaration of future dividends is at the discretion of our board of directors and subject to our results of operations, financial condition, cash requirements and other factors and restrictions under applicable law, and our debt agreements.
We did not repurchase any shares of Common Stock during fiscal year 2016. During fiscal years 2015 and 2014, we repurchased 1,160,940 and 1,043,875 shares of our Common Stock for $80.8 million and $77.7 million, respectively. As of May 20, 2016, we had $150.0 million of remaining repurchase authority that was authorized by our board of directors for share repurchases through November 4, 2016; however, covenants in our debt agreements restrict our ability to repurchase our Common Stock.

The following graph compares the cumulative 5-year total shareholder return on our Common Stock relative to the cumulative total returns of the S&P 500 index, the PHLX Oil Service Sector index and the Simmons Offshore Transportation Services Group. We have included the Simmons Offshore Transportation Services Group as management reviews this data internally and believes that this comparison is most representative to our peer group. The graph assumes that the value of the investment in our Common Stock and in each of the indices (including reinvestment of dividends) was $100 on March 31, 2011 and tracks it through March 31, 2016.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Bristow Group Inc., the S&P 500 Index, the PHLX Oil Service Sector Index,
and the Simmons Offshore Transportation Services Group

 *$100 invested on 3/31/11 in stock or index, including reinvestment of dividends.
Fiscal year ending March 31.

	March 31, 2011	March 31, 2012	March 31, 2013	March 31, 2014	March 31, 2015	March 31, 2016
Bristow Group Inc.	$100.00	$102.29	$143.68	$166.88	$122.55	$43.94
S&P 500 Index	$100.00	$108.54	$123.69	$150.73	$169.92	$172.95
PHLX Oil Service Sector Index	$100.00	$79.70	$83.98	$105.98	$80.31	$66.62
Simmons Offshore Transportation Services Group	$100.00	$95.90	$99.28	$115.39	$66.47	$42.89

Item 6. Selected Financial Data
The following table contains our selected historical consolidated financial data. You should read this table along with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related notes thereto, all of which are included elsewhere in this Annual Report.

	Fiscal Year Ended March 31,
	2016(1)	2015(2)	2014(3)	2013(4)	2012(5)

	(In thousands, except per share data)
Statement of Income Data: (6)
Gross revenue	$1,715,513	$1,858,669	$1,669,582	$1,508,473	$1,341,803
Net income (loss) attributable to Bristow Group	$(72,442)	$84,300	$186,737	$130,102	$63,530
Basic earnings (loss) per common share	$(2.12)	$2.40	$5.15	$3.61	$1.76
Diluted earnings (loss) per common share	$(2.12)	$2.37	$5.09	$3.57	$1.73
Cash dividends declared per share	$1.09	$1.28	$1.00	$0.80	$0.60

	March 31,
	2016	2015	2014	2013	2012

	(In thousands)
Balance Sheet Data: (6)
Total assets	$3,271,862	$3,230,720	$3,398,257	$2,950,692	$2,740,363
Long-term obligations (7)	$1,140,889	$864,422	$841,302	$787,269	$757,245
_______________

(1)
Results for fiscal year 2016 include goodwill and intangible impairment charges of $49.7 million ($38.0 million, net of tax and noncontrolling interest), $28.7 million ($20.6 million, net of tax) in additional depreciation due to fleet changes, $27.0 million ($19.1 million, net of tax) for organizational restructuring costs, impairment of inventories of $5.4 million ($4.0 million, net of tax) and tax valuation allowance of $20.1 million. Additional discussion of these items and other significant items in fiscal year 2016 is included under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Overview of Operating Results — Fiscal Year 2016 Compared to Fiscal Year 2015” included elsewhere in this Annual Report.

(2)
Results for fiscal year 2015 include a gain on the sale of HCA of $3.9 million ($2.5 million, net of tax), a $7.2 million ($5.7 million, net of tax) impairment of inventories and $10.4 million ($8.0 million, net of tax) in additional depreciation due to fleet changes. Additional discussion of these items and other significant items in fiscal year 2015 is included under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Overview of Operating Results — Fiscal Year 2016 Compared to Fiscal Year 2015” included elsewhere in this Annual Report.

(3)
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

(4)
Results for fiscal year 2013 include a gain on disposal of assets of $8.1 million ($6.4 million, net of tax), the retirement of our 7 ½% Senior Notes (redemption premium and write-off of deferred financing costs) of $17.5 million ($11.4 million, net of tax), additional inventory allowance of $2.8 million ($2.2 million, net of tax), the correction of a calculation error related to foreign currency derivative transactions increasing our earning from Líder by $2.8 million ($1.8 million, net of tax), severance costs in the Southern North Sea of $2.2 million ($1.7 million, net of tax), the reversal of accrued maintenance cost for the sale of AS332Ls that ultimately did not execute of $0.9 million ($0.7 million, net of tax) and the write-off of deferred financing fees for the 364-Day Term Loan of $2.1 million ($1.3 million, net of tax).

(5)
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

(7)	Includes long-term debt and current maturities of long-term debt.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with “Forward-Looking Statements,” Item 1A. “Risk Factors” and our Consolidated Financial Statements for fiscal years 2016, 2015 and 2014, and the related notes thereto, all of which are included elsewhere in this Annual Report.
Executive Overview
This Executive Overview only includes what management considers to be the most important information and analysis for evaluating our financial condition and operating performance. It provides the context for the discussion and analysis of the financial information that follows and does not disclose every item impacting our financial condition and operating performance.
See discussion of our business and the operations within our Industrial Aviation Services Segment under Part I. Item 1. “Business — Overview” included elsewhere in this Annual Report.
Our Strategy
Our goal is to strengthen our position as the leading industrial aviation services provider to the offshore energy industry and a leading industrial aviation services provider for civilian SAR and to pursue additional business opportunities that leverage our strengths in these markets. We intend to employ the following well defined business/commercial and capital allocation strategies to achieve this goal:
Business/Commercial Strategy

•
Be the preferred industrial aviation services provider. We are positioned in the market to be the preferred provider of industrial aviation services by maintaining strong relationships with our clients and providing a high level of safety and operating reliably. This differentiation is maintained because of our focus on our cornerstone philosophy of “Target Zero Accidents”, “Target Zero Downtime” and “Target Zero Complaints” allowing us to achieve “Operational Excellence”.  Operational Excellence means we maintain close relationships with field operations, corporate management and contacts at our oil and gas clients and governmental agencies which we believe help us better anticipate client needs and provide them reliable service. We provide our clients operational predictability by positioning the right assets in the right place at the right time. This in turn allows us to better manage our fleet utilization and capital investment program and drive internal efficiencies.  By better understanding and delivering on our clients’ needs, we effectively compete against other industrial aviation service providers with better aircraft optionality, client service, and reliability, not just on price and safety. In October 2014, we, along with four major helicopter operators, formally launched HeliOffshore. HeliOffshore is an industry organization with the primary goal of enhancing the already strong safety record of the offshore helicopter industry by sharing best practices in automation, performance monitoring, operating procedures, and advanced technology to establish common global flight standards. We believe this will make our sector a sustainably reliable and dependable logistics option for the oil and gas industry.

•
Grow our business while managing our assets. We plan to continue to grow our business globally and increase our revenue and profitability over time, while managing through cyclical downturns in the energy industry or governmental spending reductions or modifications. We conduct flight operations in most major oil and gas producing regions of the world, and through our strong relationships with our existing clients, we are aware of future business opportunities in the markets we currently serve that would allow us to grow through new contracts. Additionally, new opportunities may result in growth through acquisitions, participation with existing unconsolidated affiliates, investing in new companies, or creating partnerships and alliances with existing industry participants or in new sectors of the air transport industry. We are also actively managing our aircraft fleet with the expressed goal of renewing the fleet with newer technology aircraft over time, while also reducing the number of fleet types we operate. We expect that a reduction in the number of fleet types we operate will allow us to realize operating, maintenance, inventory and supply chain efficiencies across a more standardized global fleet of aircraft.

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

Capital Allocation Strategy
Our capital allocation strategy is based on three principles as follows:

Principle: Prudent Balance Sheet Management
Principle: Highest Return using BVA
Principle: Balanced Shareholder Return
Liquidity Adequate?
No
Create/Build Liquidity
Yes
Capital Structure Targets Achieved?
No
Reduce Leverage
Yes
Invest in Growth Opportunities
Are returns above capital charge?
Yes
Organic Growth/ Acquisitions
No
Withdraw Capital
Capital Appreciation
Return Capital to Shareholders
Growing Quarterly Dividend
Other forms of capital returns

•
Prudent balance sheet management. Throughout our corporate and regional management, we proactively manage our capital allocation plan with a focus on achieving business growth and improving rates of return, within the dictates of prudent balance sheet management. In addition to cash flow generated from operations, we intend to maintain adequate liquidity and manage our capital structure relative to our commitments with external financings when necessary and through the use of operating leases for a target of 35% of our LACE. The target recognizes that we will have variability above or below the target of approximately 5% of our LACE due to timing of leases, purchases, disposals and lease terminations. As of March 31, 2016, commercial helicopters under operating leases accounted for 39% of our LACE. Our adjusted debt to total equity ratio and total liquidity were 119.3% and $359.7 million, respectively, as of March 31, 2016 compared to 99.7% and $369.9 million, respectively, as of March 31, 2015. As of March 31, 2016 and 2015, adjusted debt includes balance sheet debt of $1.1 billion and $0.9 billion, respectively, the net present value of operating leases of $578.3 million and $640.0 million, respectively, letters of credit, bank guarantees and financial guarantees of $11.7 million and $10.7 million, respectively, and the unfunded pension liability of $70.1 million and $99.6 million, respectively. On November 5, 2015, we received $200 million in proceeds from a new two-year term loan facility and used a portion of the proceeds to repay loans outstanding under our $400 million revolving credit facility and fees and expenses related thereto. The additional liquidity under our $400 million revolving credit facility was used for capital expenditures, working capital needs and general corporate purposes. Additionally, we have been working closely with helicopter manufacturers to defer capital expenditures for certain ordered aircraft into future fiscal years to more closely align the expenditures for those aircraft with the expected timing of revenue and cash flow generated by those assets. Our $200 million financing and capital expenditure deferral efforts, along with the sale of idle assets and cost management initiatives, are intended to provide us with increased liquidity to fulfill our capital needs for new aircraft and infrastructure, including for the U.K. SAR contract, and provide additional financial flexibility through the current energy market downturn.

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

•
Balanced shareholder return. We continue to proactively manage our liquidity position with cash flows from operations, as well as external financings discussed above. On May 23, 2016, our board of directors approved a dividend of $0.07 per share, our twenty-first consecutive quarterly dividend. Our board of directors has approved a dividend policy with a goal of an annualized quarterly dividend payout ratio of approximately 20-30% of forward adjusted earnings per share; however actual dividend payments are at the discretion of the board of directors and may not meet or may exceed this ratio. Also, our board of directors has authorized expenditures to repurchase shares of Common Stock since November 2011. Through May 15, 2015, we had repurchased 2,756,419 shares of our Common Stock for a total of $184.8 million since 2011. We did not repurchase any shares of Common Stock during fiscal year 2016. Covenants in our debt agreements restrict our ability to repurchase our Common Stock. For additional information on our repurchases of Common Stock, see “Share Repurchases” in Note 10 to the financial statements elsewhere in this Annual Report. The timing and method of any repurchases under the program will depend on a variety of factors, is subject to our results of operations, financial condition, cash requirements and other factors and restrictions under applicable law and our debt instruments, and may be suspended or discontinued at any time.

Market Outlook
Our core business is providing industrial aviation services to the worldwide oil and gas industry. We also provide public and private sector SAR services and fixed wing services. Our global operations and critical mass of helicopters provide us with geographic and client diversity which helps mitigate risks associated with a single market or client.
The oil and gas business environment experienced a significant downturn during fiscal years 2015 and 2016. Brent crude oil prices declined from approximately $106 per barrel at July 1, 2014 to $37 per barrel at March 31, 2016, driven by increased global supply and forecasts of reduced demand for crude oil resulting from weaker global economic growth in many regions of the world. The oil price decline has negatively impacted the cash flow of our clients and has resulted in their implementation of measures to reduce operational and capital costs in calendar years 2015 and 2016 compared to 2014 levels, negatively impacting activity during fiscal years 2015 and 2016. These cost reductions are expected to continue in fiscal year 2017. The current price environment has had an impact on both the offshore production and the offshore exploration activity of our clients, with offshore production activity being impacted to a lesser extent. Although the largest share of our revenue relates to oil and gas production and our largest contract, U.K. SAR, is not directly impacted by declining oil prices, the significant drop in the price of crude oil has resulted in the rescaling, delay or cancellation of planned offshore projects which has negatively impacted our operations and could continue to negatively impact our operations in future periods. We continue to expect this “lower for longer” oil price environment to continue in calendar year 2017 with significant uncertainty as to when a recovery will occur.
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
As discussed above, we continue to seek ways to operate more efficiently and work with our clients to improve the efficiency of their operations within our “Operational Excellence” strategy. We have reduced operating costs to achieve savings during fiscal year 2016 by implementing operating cost initiatives and further cost reductions and cash savings or capital deferral efforts are planned across our business in fiscal year 2017.
Recent Events
Impact of fleet changes — The management of our global aircraft fleet involves a careful evaluation of the expected demand for industrial aviation services across global energy markets, including the type of aircraft needed to meet this demand. As offshore oil and gas drilling and production globally moves to deeper water, more medium and large aircraft and newer technology aircraft may be required. As older aircraft models come off of current contracts and are replaced by new aircraft, our management evaluates our future needs for these aircraft models and ultimately the ability to recover our remaining investments in these aircraft through sales into the aftermarket. We depreciate our aircraft over their expected useful life to the expected salvage value to be received for the aircraft at the end of that life. However, depending on the market for aircraft or changes in the expected future use of aircraft within our fleet, we may record gains or losses on aircraft sales, impairment charges for aircraft operating or held for sale, or accelerate or increase depreciation on aircraft used in our operations. In certain instances where a cash return can be made on newer aircraft in excess of the expected return available through the provision of industrial aviation services, we may sell newer aircraft. The number of aircraft sales and the amount of gains and losses recorded on these sales is unpredictable. While aircraft sales are common in our business and are reflected in our operating results, gains and losses on aircraft sales may result in our operating results not reflecting the ordinary operating performance of our primary business, which is providing aircraft services to our clients. The gains and losses on aircraft sales and any impairment charges are not included in the calculation of adjusted EBITDAR, adjusted earnings per share or gross cash flows for purposes of calculating BVA.
As part of an ongoing process to rationalize and simplify our global fleet of commercial helicopters, during fiscal year 2014 we implemented a plan to reduce the number of aircraft types in our fleet to eight model types in approximately five years and six model types in approximately ten years. During fiscal year 2014, we completed our exit from five model types, in fiscal year 2015 we completed our exit from four model types while adding two model types and in fiscal year 2016 we completed our exit from two model types resulting in 11 model types in our fleet as of March 31, 2016. As we modernize our fleet, the introduction of new technology aircraft types temporarily slows fleet type reduction.
During fiscal year 2015, we recorded impairment charges of $36.1 million related to 27 held for sale aircraft, primarily related to one large aircraft type we were in the process of removing from our fleet. Additionally, as we expected to complete the disposal of the remaining aircraft of this type still operating as of March 31, 2015, we adjusted the salvage value and recorded additional depreciation expense of $6.0 million during fiscal year 2015. During fiscal year 2016, we saw further deterioration in market sales for aircraft resulting mostly from an increase in idle aircraft and reduced demand across the offshore energy market. While other markets exist for certain aircraft model types, including utility, firefighting, government, VIP transportation and tourism, the market for certain model type aircraft slowed. As a result of these market changes, we recorded impairment charges of $29.6 million related to 16 held for sale aircraft during fiscal year 2016. Additionally, due to changes in estimated salvage values for our fleet of operational aircraft and other changes in the timing of exiting certain aircraft from our operations, we recorded an additional $28.7 million in depreciation expense during fiscal year 2016.
Goodwill impairment — During the three months ended September 30, 2015, we noted rapid and significant declines in the market value of our stock resulting from the downturn in the oil and gas market driven by reduced crude oil prices. We identified this decline in market value of our stock and an overall reduction in expected operating results resulting from the downturn as indicators that the fair value of our goodwill could have fallen below its carrying amount. As a result, we performed an interim goodwill impairment test as of September 30, 2015 and determined that the goodwill associated with our Bristow Norway reporting unit within our Europe Caspian region and associated with our Bristow Academy reporting unit within Corporate and other was impaired. We performed our annual goodwill impairment test as of March 31, 2016 and as a result of a further decline in forecasted operational results determined that all of the goodwill associated with our Africa region and a portion of the goodwill associated with Eastern Airways were impaired. In fiscal year 2016, we recognized a loss of $41.6 million associated with the impairment of goodwill.
Selected Regional Perspectives
Brazil represents a significant part of our long term helicopter growth outlook due to its concentration and size of its offshore oil reserves. However, in the short term, Brazil and specifically, Petrobras, continues to evidence uncertainty as its restructuring efforts have impacted the helicopter industry. Petrobras cancelled its new tenders for multiple medium and large aircraft that were expected to commence in calendar year 2016. While this represents a contraction in short-term demand, Brazil’s impact on long-term helicopter demand is expected to be material. Petrobras represented 60% of Líder’s operating revenue in fiscal year 2015 and 65% of Líder’s operating revenue in calendar year 2015.
Líder also has significant business in the general aviation sector and is the exclusive dealer for Bombardier jet aircraft sales in Brazil. Additionally, Líder has recently secured a position as the exclusive dealer for Honda Jet aircraft sales in Brazil which is expected to add to its aircraft sales business.
Currency fluctuations continue to make it difficult to predict the earnings from our Líder investment. These currency fluctuations, which primarily do not impact Líder’s cash flow from operations, had a significant negative impact on Líder’s results in fiscal years 2014, 2015 and 2016, impacting our earnings from unconsolidated affiliates. Earnings from unconsolidated affiliates, net of losses, on our consolidated statements of operations, is included in calculating adjusted EBITDAR and adjusted net income.
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
We conduct business in various foreign countries, and as such, our cash flows and earnings are subject to fluctuations and related risks from changes in foreign currency exchange rates. During fiscal year 2016, our primary foreign currency exposure was related to the British pound sterling, the euro, the Australian dollar, the Norwegian kroner and the Nigerian naira and our unconsolidated affiliates foreign currency exposure is primarily related to the Brazilian real. For details on this exposure and the related impact on our results of operations, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” and Note 1 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

Overview of Operating Results
The following table presents our operating results and other statement of operations information for the applicable periods:

	Fiscal Years Ended March 31,		Favorable (Unfavorable)
	2016	2015

	(In thousands, except per share amounts, percentages and flight hours)
Gross revenue:
Operating revenue	$1,629,547	$1,726,987	$(97,440)	(5.6)%
Reimbursable revenue	85,966	131,682	(45,716)	(34.7)%
Total gross revenue	1,715,513	1,858,669	(143,156)	(7.7)%

Operating expense:
Direct cost	1,227,541	1,174,991	(52,550)	(4.5)%
Reimbursable expense	81,824	124,566	42,742	34.3%
Depreciation and amortization	136,812	114,293	(22,519)	(19.7)%
General and administrative	224,645	254,158	29,513	11.6%
	1,670,822	1,668,008	(2,814)	(0.2)%

Loss on impairment	(55,104)	(7,167)	(47,937)	*
Loss on disposal of assets	(30,693)	(35,849)	5,156	14.4%
Earnings from unconsolidated affiliates, net of losses	261	(1,771)	2,032	114.7%

Operating income (loss)	(40,845)	145,874	(186,719)	(128.0)%

Interest expense, net	(34,128)	(29,354)	(4,774)	(16.3)%
Extinguishment of debt	—	(2,591)	2,591	*
Gain on sale of unconsolidated affiliates	—	3,921	(3,921)	*
Other income (expense), net	(4,258)	(6,377)	2,119	33.2%

Income (loss) before provision for income taxes	(79,231)	111,473	(190,704)	(171.1)%
Provision for income taxes	2,082	(22,766)	24,848	109.1%

Net income (loss)	(77,149)	88,707	(165,856)	(187.0)%
Net (income) loss attributable to noncontrolling interests	4,707	(4,407)	9,114	206.8%
Net income (loss) attributable to Bristow Group	(72,442)	84,300	(156,742)	(185.9)%
Accretion of redeemable noncontrolling interests	(1,498)	—	(1,498)	*
Net income (loss) attributable to common stockholders	$(73,940)	$84,300	$(158,240)	(187.7)%

Diluted earnings (loss) per common share	$(2.12)	$2.37	$(4.49)	(189.5)%
Operating margin (1)	(2.5)%	8.4%	(10.9)%	(129.8)%
Flight hours (2)	191,850	208,813	(16,963)	(8.1)%

Non-GAAP financial measures: (3)
Adjusted EBITDAR	$417,363	$473,824	$(56,461)	(11.9)%
Adjusted EBITDAR margin (1)	25.6%	27.4%	(1.8)%	(6.6)%
Adjusted net income	$51,308	$133,963	$(82,655)	(61.7)%
Adjusted diluted earnings per share	$1.45	$3.77	$(2.32)	(61.5)%

	Fiscal Years Ended March 31,		Favorable (Unfavorable)
	2015	2014

	(In thousands, except per share amounts, percentages and flight hours)
Gross revenue:
Operating revenue	$1,726,987	$1,516,326	$210,661	13.9%
Reimbursable revenue	131,682	153,256	(21,574)	(14.1)%
Total gross revenue	1,858,669	1,669,582	189,087	11.3%

Operating expense:
Direct cost	1,174,991	1,041,575	(133,416)	(12.8)%
Reimbursable expense	124,566	144,557	19,991	13.8%
Depreciation and amortization	114,293	95,977	(18,316)	(19.1)%
General and administrative	254,158	199,814	(54,344)	(27.2)%
	1,668,008	1,481,923	(186,085)	(12.6)%

Loss on impairment	(7,167)	(12,669)	5,502	43.4%
Loss on disposal of assets	(35,849)	(722)	(35,127)	*
Earnings from unconsolidated affiliates, net of losses	(1,771)	12,709	(14,480)	(113.9)%

Operating income	145,874	186,977	(41,103)	(22.0)%

Interest expense, net	(29,354)	(43,218)	13,864	32.1%
Extinguishment of debt	(2,591)	—	(2,591)	*
Gain on sale of unconsolidated affiliate	3,921	103,924	(100,003)	(96.2)%
Other income (expense), net	(6,377)	(2,692)	(3,685)	(136.9)%

Income before provision for income taxes	111,473	244,991	(133,518)	(54.5)%
Provision for income taxes	(22,766)	(57,212)	34,446	60.2%

Net income	88,707	187,779	(99,072)	(52.8)%
Net income attributable to noncontrolling interests	(4,407)	(1,042)	(3,365)	*
Net income attributable to Bristow Group	$84,300	$186,737	$(102,437)	(54.9)%

Diluted earnings per common share	$2.37	$5.09	$(2.72)	(53.4)%
Operating margin (1)	8.4%	12.3%	(3.9)%	(31.7)%
Flight hours (2)	208,813	195,400	13,413	6.9%

Non-GAAP financial measures:(3)
Adjusted EBITDAR	$473,824	$433,656	$40,168	9.3%
Adjusted EBITDAR margin (1)	27.4%	28.6%	(1.2)%	(4.2)%
Adjusted net income	$133,963	$163,176	$(29,213)	(17.9)%
Adjusted diluted earnings per share	$3.77	$4.45	$(0.68)	(15.3)%
_______________
* percentage change not meaningful

(1)	Operating margin is calculated as operating income divided by operating revenue. Adjusted EBITDAR margin is calculated as adjusted EBITDAR divided by operating revenue.

(2)
Excludes flight hours from Bristow Academy and unconsolidated affiliates. Includes flight hours from Eastern Airways and Airnorth fixed wing operations in the U.K., Nigeria and Australia for fiscal years 2016, 2015 and 2014 totaling 41,473, 29,663 and 4,107, respectively.

(3)
These financial measures have not been prepared in accordance with generally accepted accounting principles (“GAAP”) and have not been audited or reviewed by our independent registered public accounting firm. These financial measures are therefore considered non-GAAP financial measures. Adjusted EBITDAR is calculated by taking our net income and adjusting for interest expense, depreciation and amortization, rent expense (included as a component of direct cost and general and administrative expense), provision for income taxes, gain (loss) on disposal of assets and any special items during the reported periods. See further discussion of our use of the adjusted EBITDAR metric below. Adjusted net income (loss) and adjusted diluted earnings (loss) per share are adjusted for gain (loss) on disposal of assets and any special items during the reported periods. As discussed below, management believes these non-GAAP financial measures provide meaningful supplemental information regarding our results of operations. A description of the adjustments to and reconciliations of these non-GAAP financial measures to the most comparable GAAP financial measures is as follows:

	Fiscal Year Ended March 31,
	2016	2015	2014

	(In thousands, except per share amounts)
Adjusted EBITDAR	$417,363	$473,824	$433,656
Loss on disposal of assets	(30,693)	(35,849)	(722)
Special items(i)	(82,063)	(17,132)	58,740
Depreciation and amortization	(136,812)	(114,293)	(95,977)
Rent expense	(211,840)	(164,767)	(105,769)
Interest expense	(35,186)	(30,310)	(44,938)
Provision for income taxes	2,082	(22,766)	(57,211)
Net income (loss)	$(77,149)	$88,707	$187,779

Adjusted net income	$51,308	$133,963	$163,176
Loss on disposal of assets(ii)	(22,028)	(28,528)	(574)
Special items(i) (ii)	(101,722)	(21,135)	24,135
Net income (loss) attributable to Bristow Group	$(72,442)	$84,300	$186,737

Adjusted diluted earnings per share	$1.45	$3.77	$4.45
Loss on disposal of assets (ii)	(0.62)	(0.80)	(0.02)
Special items(i) (ii)	(2.92)	(0.59)	0.66
Diluted earnings (loss) per share	(2.12)	2.37	5.09
_______________

(i)	See information about special items during fiscal years 2016, 2015 and 2014 under “Fiscal Year 2016 Compared to Fiscal Year 2015” and “Fiscal Year 2015 Compared to Fiscal Year 2014” below.

(ii)
These amounts are presented after applying the appropriate tax effect to each item and dividing by the weighted average shares outstanding during the related period to calculate the earnings per share impact.

(iii)
Adjusted diluted earnings per share is calculated using the diluted weighted average number of shares outstanding of 34,893,844, 35,528,605 and 36,696,764 for fiscal years 2016, 2015 and 2014, respectively.

Management believes that adjusted EBITDAR, adjusted net income (loss) and adjusted diluted earnings (loss) per share (collectively, the “Non-GAAP measures”) provide relevant and useful information, which is widely used by analysts, investors and competitors in our industry as well as by our management in assessing both consolidated and regional performance.
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

The following tables present region adjusted EBITDAR and adjusted EBITDAR margin discussed in “Region Operating Results,” and consolidated adjusted EBITDAR and adjusted EBITDAR margin for fiscal years 2016, 2015 and 2014:

	Fiscal Year Ended March 31,
	2016	2015	2014

	(In thousands, except percentages)
Europe Caspian	$260,329	$260,696	$225,708
Africa	67,827	116,757	106,553
Americas	92,974	135,935	136,503
Asia Pacific	65,414	59,981	45,781
Corporate and other	(69,181)	(99,545)	(80,889)
Consolidated adjusted EBITDAR	$417,363	$473,824	$433,656

Europe Caspian	32.1%	32.9%	35.0%
Africa	27.2%	34.7%	33.3%
Americas	32.0%	38.7%	38.1%
Asia Pacific	24.0%	25.2%	23.8%
Consolidated adjusted EBITDAR margin	25.6%	27.4%	28.6%

Fiscal Year 2016 Compared to Fiscal Year 2015
As discussed under “Market Outlook” above, the oil and gas business environment experienced a significant downturn during fiscal years 2015 and 2016 resulting in a decline in crude oil prices and negatively impacting activity with our oil and gas clients. While this decline started in fiscal year 2015, activity and pricing declined further in fiscal year 2016, resulting in a significant decrease in gross revenue for our oil and gas services year-over-year. This decline in revenue was partially offset by the benefit of diversification efforts with the start-up of the U.K. SAR contract in April 2015 and the addition of fixed-wing operations in Australia with the acquisition of Airnorth in January 2015.
Operating revenue from external clients by line of services is as follows:

	Fiscal Year Ended March 31,		Favorable (Unfavorable)
	2016	2015

	(In thousands, except percentages)
Oil and gas services	$1,222,501	$1,498,510	$(276,009)	(18.4)%
Fixed wing services	208,538	156,196	52,342	33.5%
U.K. SAR services	177,230	48,917	128,313	262.3%
Corporate and other	21,278	23,364	(2,086)	(8.9)%
Total gross revenue	$1,629,547	$1,726,987	$(97,440)	(5.6)%
In addition to operational decreases, changes in foreign currency exchange rates during fiscal year 2016 resulted in $98.6 million of the decrease year-over-year. The contribution of fixed-wing revenue from Airnorth in fiscal year 2016 was fully offset by a decline in revenue for Eastern Airways in the U.K. as their business was impacted by the oil and gas market and general economic conditions.
For fiscal year 2016, we reported a net loss of $72.4 million and a diluted loss per share of $2.12 compared to net income of $84.3 million and diluted earnings per share of $2.37 for fiscal year 2015.
The net loss for fiscal year 2016 was significantly impacted by the following items:

•
Organizational restructuring costs of $19.1 million, which includes severance expense of $15.9 million related to separation programs across our global organization designed to increase efficiency and reduce costs and other restructuring costs of $3.2 million; $11.3 million of the restructuring costs are included in direct costs and $7.8 million are included in general and administrative expense,

•
A loss on disposal of assets of $22.0 million (primarily consisting of impairment charges on aircraft of $29.6 million), accelerated depreciation expense related to a softening aircraft sales aftermarket and changes in the planned timing of exits from aircraft model types in our fleet of $20.6 million, and $4.0 million of impairment charges on inventory,

•	Impairment charges on goodwill and intangibles of $38.0 million (included in loss on impairment), and

•	A non-cash adjustment related to the valuation of deferred tax assets of $20.1 million.
Additionally, diluted loss per share was unfavorably impacted by adjustments in the accretion amount of redeemable noncontrolling interests in Eastern Airways and Airnorth.
Excluding these items, adjusted net income and adjusted diluted earnings per share were $51.3 million and $1.45, respectively, for fiscal year 2016. These adjusted results compare to adjusted net income and adjusted diluted earnings per share of $134.0 million and $3.77, respectively, for fiscal year 2015. Adjusted EBITDAR and adjusted EBITDAR margin, which is adjusted for the same items discussed above and excludes the impact of changes in rent expense and tax charges, was $417.4 million and 25.6%, respectively, in fiscal year 2016 compared to $473.8 million and 27.4% in fiscal year 2015, respectively.
The year-over-year decline in net income and diluted earnings per share (GAAP and adjusted), and in adjusted EBITDAR was driven primarily by the decline in oil and gas revenue discussed above. These declines were partially offset by a reduced impact from changes in foreign currency exchange rates in fiscal year 2016 as the impact on revenue was more than offset by an impact on costs and earnings from unconsolidated affiliates discussed below.
In response to the ongoing downturn, we have implemented cost reduction measures as part of an organizational restructuring, which partially offset the impact of certain higher costs within direct costs and general and administrative expense. See the further discussion of changes in direct costs and general and administrative expense below.

Our results for fiscal years 2016 and 2015 were also significantly impacted by changes in foreign currency exchange rates, which lowered net income, diluted earnings per share (GAAP and adjusted) and adjusted EBITDAR by $26.6 million, $0.75 and $29.4 million, respectively, in fiscal year 2016 and by $31.4 million, $0.88 and $39.8 million, respectively, in fiscal year 2015. These impacts were primarily reflected in a $22.4 million and a $25.7 million pre-tax reduction in our earnings from unconsolidated affiliates as results related to Líder were impacted by changes in the Brazilian real and the U.S. dollar exchange rate.
Direct costs increased 4.5%, or $52.6 million, year-over-year primarily due to a $45.3 million increase in rent expense and a $13.3 million increase in contract expense primarily related to the establishment of new U.K. SAR bases, a $12.8 million increase in severance expense related to organizational restructuring efforts and a $9.2 million increase in bad debt expense. These increased costs were partially offset by the benefit of organizational restructuring efforts reflected in a $26.8 million decline in salaries and benefits due to a decrease in headcount across all regions and $4.9 million decrease in travel and meals expense.
Reimbursable expense decreased 34.3%, or $42.7 million, primarily due a decline in activity and a contract amendment in our Europe Caspian region.
Depreciation and amortization increased 19.7%, or $22.5 million, to $136.8 million for fiscal year 2016 from $114.3 million for fiscal year 2015. This increase in depreciation and amortization expense is primarily due to an increase in accelerated depreciation of $18.3 million as a result of fleet changes for older aircraft, an increase of $7.1 million due to information technology projects placed into service since the prior year and an increase of $3.8 million due to the addition of Airnorth.
General and administrative expense decreased 11.6%, or $29.5 million, primarily due to a decrease in compensation expense of $11.1 million driven by management’s decision to not award short-term bonuses for fiscal year 2016 and from reduced headcount due to organizational restructuring efforts, a decline in stock price during fiscal year 2016 resulting in a reduction of $13.0 million for the accrual for incentive compensation awards year-over-year, $5.5 million in expense related to CEO succession recorded in fiscal year 2015 and a decrease in training and seminars of $4.1 million due to systems implementation training costs incurred in fiscal year 2015. This decrease was partially offset by an increase of $9.7 million in severance expense associated with the organizational restructuring efforts.
Loss on impairment for fiscal year 2016 includes $49.7 million of goodwill impairment related to our Bristow Norway reporting unit and Eastern Airways within our Europe Caspian region ($25.2 million), Bristow Academy reporting unit within our Corporate and other region ($10.2 million) and Africa region ($6.2 million), $8.1 million impairment of intangible in Eastern Airways and $5.4 million of inventory impairments. For further details, see “Executive Overview – Market Outlook – Recent Events – Goodwill Impairment.” Loss on impairment for fiscal year 2015 includes $7.2 million of inventory impairments.
Loss on disposal of assets decreased $5.2 million to a loss of $30.7 million for fiscal year 2016 from a loss of $35.8 million for fiscal year 2015. The loss on disposal of assets in fiscal year 2016 included impairment charges of $29.6 million related to 16 held for sale aircraft and a loss of $1.1 million from the sale of aircraft and other equipment. During fiscal year 2015, the loss on disposal of assets included impairment charges of $36.1 million related to 27 held for sale aircraft partially offset by a gain of $0.2 million from the sale of 44 aircraft and other equipment.
Earnings from unconsolidated affiliates, net of losses, increased $2.0 million to earnings of $0.3 million for fiscal year 2016 from a loss of $1.8 million in fiscal year 2015. The increase in earnings from unconsolidated affiliates, net of losses, primarily resulted from a decrease in losses from investment in Líder in Brazil to $0.1 million of losses in fiscal year 2016 from $4.2 million in losses in fiscal year 2015 primarily due to less of an unfavorable impact of foreign currency exchange rates. Our earnings from Líder in fiscal years 2016 and 2015 were reduced by the unfavorable impact of foreign currency exchange rates changes of $22.4 million and $25.7 million, respectively.
Interest expense, net, increased 16.3%, or $4.8 million, year-over-year primarily due to a decrease in capitalized interest resulting from a decrease in construction in progress during fiscal year 2016.
Other income (expense), net decreased $2.1 million to a loss of $4.3 million in fiscal year 2016 from a loss of $6.4 million in fiscal year 2015. During fiscal year 2015, we incurred $2.6 million in premium and fees for the repurchase of a portion of our 6 ¼% Senior Notes, which is included in other income (expense), net on our consolidated statements of operations.
For further details on income tax expense, see “Region Operating Results – Taxes” included elsewhere in this Annual Report.

As discussed above, our results for fiscal year 2016 were impacted by a number of special items. In fiscal year 2015, special items that impacted our results included a gain on the sale of an unconsolidated affiliate, North America restructuring, CEO succession costs, the repurchase of a portion of our 6 ¼% Senior Notes (the repurchase premium and write-off of deferred financing fees), an accounting correction, the accrued maintenance cost reversal, additional depreciation expense related to fleet changes and Nigeria severance costs. The items noted in fiscal years 2016 and 2015 have been identified as special items as they are not considered by management to be part of our ongoing operations when assessing and measuring the operational and financial performance of the Company. The impact of these items on our adjusted EBITDAR, adjusted net income and adjusted diluted earnings per share is as follows:

	Fiscal Year Ended March 31, 2016
	Adjusted EBITDAR	Adjusted Net Income	Adjusted Diluted Earnings Per Share

	(In thousands, except per share amounts)
Organizational restructuring costs	$(26,959)	$(19,094)	$(0.54)
Additional depreciation expense resulting from fleet changes	—	(20,577)	(0.58)
Impairment of inventories	(5,439)	(4,004)	(0.11)
Goodwill and intangible impairment	(49,665)	(37,979)	(1.08)
Tax valuation allowance	—	(20,068)	(0.57)
Accretion of redeemable noncontrolling interests	—	—	(0.04)
Total special items	$(82,063)	$(101,722)	(2.92)

	Fiscal Year Ended March 31, 2015
	Adjusted EBITDAR	Adjusted Net Income	Adjusted Diluted Earnings Per Share

	(In thousands, except per share amounts)
Gain on sale of unconsolidated affiliate	$3,921	$2,549	$0.07
North America restructuring	(1,611)	(1,047)	(0.03)
CEO succession	(5,501)	(3,576)	(0.10)
Impairment of inventories	(7,167)	(5,734)	(0.16)
Repurchase of 6¼% Senior Notes	(2,591)	(2,113)	(0.06)
Accrued maintenance cost reversal	813	642	0.02
Accounting correction	(4,071)	(3,216)	(0.09)
Additional depreciation expense resulting from fleet changes	—	(7,992)	(0.22)
Nigeria severance costs	(925)	(648)	(0.02)
Total special items	$(17,132)	$(21,135)	(0.59)
Fiscal Year 2015 Compared to Fiscal Year 2014
Gross revenue increased 11.3%, or $189.1 million, year-over-year primarily due to the addition of new contracts with improved contract terms, improvement in flight activity in oil and gas services revenue and the addition of fixed wing and U.K. SAR services under our existing Gap SAR contract. Operating revenue from external clients by line of services is as follows:

	Fiscal Year Ended March 31,		Favorable (Unfavorable)
	2015	2014

	(In thousands, except percentages)
Oil and gas services	$1,498,510	$1,427,237	$71,273	5.0%
Fixed wing services	156,196	21,234	134,962	635.6%
U.K. SAR services	48,917	37,789	11,128	29.4%
Corporate and other	23,364	30,066	(6,702)	(22.3)%
Total gross revenue	$1,726,987	$1,516,326	$210,661	13.9%
For fiscal year 2015, we reported net income of $84.3 million and diluted earnings per share of $2.37 compared to net income of $186.7 million and diluted earnings per share of $5.09 for fiscal year 2014.

Net income for fiscal year 2015 was significantly impacted by the following items:

•
An increase in general and administrative expense of $54.3 million driven by higher compensation costs of $20.1 million primarily related to improved BVA year-over-year and stock price performance versus our peer group, and higher professional fees of $13.1 million primarily related to ongoing Operations Transformation and other initiatives,

•	A loss on disposal of assets of $35.8 million (primarily due to non-cash impairment charges related to aircraft of $36.1 million) and non-cash inventory impairment charges of $7.2 million, and

•	Additional depreciation expense related to fleet changes of $10.4 million.
Excluding these items, adjusted net income and adjusted diluted earnings per share were $134.0 million and $3.77, respectively, for fiscal year 2015. These adjusted results compare to adjusted operating income, adjusted net income and adjusted diluted earnings per share of $233.5 million, $163.2 million and $4.45, respectively, for fiscal year 2014.
Our results for fiscal year 2015 were significantly impacted by changes in foreign currency exchange rates, which lowered net income and diluted earnings per share (GAAP and adjusted) and adjusted EBITDAR by $31.4 million, $0.88 and $39.8 million, respectively, in fiscal year 2015 and by $8.0 million, $0.22 and $9.7 million, respectively, in fiscal year 2014. These impacts were primarily reflected in a $20.3 million and a $3.2 million after-tax reduction in our earnings from unconsolidated affiliates, net of losses, as results related to Líder were impacted by changes in the Brazilian real and the U.S. dollar exchange rate. In addition to foreign currency losses discussed above, net income for fiscal year 2015 was impacted by a $59.0 million increase in rent expense primarily related to an increase in the number of aircraft leased compared to fiscal year 2014, an increase in general and administrative expense of $54.3 million driven by higher compensation costs of $20.1 million primarily related to improved BVA year-over-year and stock price performance versus our peer group, higher professional fees of $13.1 million primarily related to ongoing Operations Transformation and other initiatives and a loss on disposal of assets of $35.8 million (primarily due to non-cash impairment charges related to aircraft of $36.1 million).
The decline in our results was partially offset by the positive impact from the addition of Eastern Airways in our Europe Caspian region, the startup of new contracts in our Asia Pacific region, improved contract terms in our Africa region and the recovery of $19.6 million from original equipment manufacturers provided in the form of maintenance credits resulting from settlements for aircraft performance issues and related costs that benefited results in our regions. Additionally, fiscal year 2015 net income benefited from the reversal of $4.4 million of bad debt expense in our Americas region related to a client that had previously filed for bankruptcy for which we subsequently settled and collected funds.
Adjusted EBITDAR and adjusted EBITDAR margin, which is adjusted for the same items discussed above and excludes the impact of changes in rent expense, was $473.8 million and 27.4%, respectively, in fiscal year 2015 compared to $433.7 million and 28.6% in fiscal year 2014, respectively. Excluding the foreign currency impacts in fiscal years 2015 and 2014, adjusted EBITDAR would have been $513.6 million and $443.4 million, respectively, and adjusted EBITDAR margin would have been 28.8% and 28.9%, respectively. This increase in adjusted EBITDAR and in adjusted EBITDAR margin reflects the increase in activity, startup of new contracts, improved pricing and maintenance credits discussed above, partially offset by the foreign currency exchange impact and general and administrative expense increase.
Direct costs increased 12.8%, or $133.4 million, primarily due to a $63.8 million increase in salaries and benefits related to increased activity and the addition of Eastern Airways in February 2014, a $56.8 million increase in rent expense primarily due to an increase in the number of leased aircraft, an increase of $16.4 million in fuel primarily due to the addition of Eastern Airways and an increase of $5.0 million in travel and meals due to an increase in activity, partially offset by a $18.5 million decline in maintenance expense. The decrease in maintenance expense is primarily due to the maintenance credits discussed above.
Reimbursable expense declined 13.8%, or $20.0 million, primarily due to a decline in our Europe Caspian region.
Depreciation and amortization increased 19.1%, or $18.3 million, primarily due to the addition of Eastern Airways in February 2014 and a decrease in salvage values for some older aircraft operating in Australia, Nigeria and Trinidad, partially offset by a decrease in our Americas region due to the planned closure of our Alaska operations.
General and administrative expense increased 27.2%, or $54.3 million, primarily due to higher compensation costs of $20.1 million primarily related to improved BVA year-over-year and stock price performance versus our peer group, higher professional fees of $13.1 million primarily related to ongoing Operations Transformation and other initiatives and higher other general and administrative expenses of $21.1 million primarily related to information technology expenses and training (including implementation and training costs for a new ERP system), repairs and maintenance expense, insurance, utilities and travel expense. Additionally, we recorded $5.5 million of additional expense related to CEO succession.

Loss on impairment for fiscal years 2015 and 2014 included $7.2 million and $12.7 million of inventory impairments, respectively, to write-down certain spare parts within inventories to market value. These impairment charges resulted from the identification of inventory that was dormant, obsolete or excess related to changes to our fleet strategy and plans.
Loss on disposal of assets increased $35.1 million to a loss of $35.8 million for fiscal year 2015 from a loss of $0.7 million for fiscal year 2014. The loss on disposal of assets in fiscal year 2015 included impairment charges of $36.1 million related to 27 held for sale aircraft, partially offset by a gain of $0.2 million from the sale of 44 aircraft and other equipment. During fiscal year 2014, the loss on disposal of assets included impairment charges of $6.8 million related to 11 held for sale aircraft, partially offset by a gain of $6.1 million from the sale of 46 aircraft and other equipment.
Earnings from unconsolidated affiliates, net of losses, decreased $14.5 million to a loss of $1.8 million for fiscal year 2015 from earnings of $12.7 million in fiscal year 2014. The decrease in earnings from unconsolidated affiliates, net of losses, primarily resulted from lower earnings of $7.1 million from our investment in Líder in Brazil, a decrease of $3.2 million in earnings due to the sale of our investment in the FB Entities in July 2013 and a decrease in dividends of $2.0 million from our cost method investment in Egypt. Our earnings from Líder in fiscal years 2015 and 2014 were reduced by the unfavorable impact of foreign currency exchange rate changes of $25.7 million and $3.9 million, respectively. During fiscal year 2014, we recorded $13.6 million of lower earnings from Líder due to additional tax charges which resulted primarily from a tax amnesty payment Líder made to the Brazilian government. The $13.6 million was a special item and excluded from adjusted operating income, adjusted EBITDAR, adjusted net income and adjusted earnings per share in fiscal year 2014.
Interest expense, net, decreased 32.1%, or $13.9 million, primarily due to the write-off of $12.7 million of deferred financing fees related to a potential financing in fiscal year 2014.
Other income (expense), net decreased $3.7 million to a loss of $6.4 million in fiscal year 2015 from a loss of $2.7 million in fiscal year 2014 due to changes in foreign currency exchange rates during fiscal year 2015 driven by the strengthening of the U.S. dollar versus the Australian dollar, British pound sterling, the euro, Norwegian kroner and Nigerian naira as well as a gain of $1.1 million on the sale of intellectual property during fiscal year 2014.
For further details on income tax expense, see “Region Operating Results – Taxes” included elsewhere in this Annual Report.
As discussed above, our results for fiscal year 2015 were impacted by a number of special items. These special items, on a combined basis, decreased our net income by $21.1 million and diluted earnings per share by $0.59. In fiscal year 2014, special items that impacted our results included a gain on the sale of an unconsolidated affiliate, cancellation of potential financing, the impairment of inventories, restructuring items, Líder taxes, Mexico goodwill impairment, Nigeria fire and the CEO succession and officer separation. The items noted in fiscal years 2015 and 2014 have been identified as special items as they are not considered by management to be part of our ongoing operations when assessing and measuring the operational and financial performance of the Company. The impact of these items on our adjusted EBITDAR, adjusted net income and adjusted diluted earnings per share is as follows:

	Fiscal Year Ended March 31, 2014
	Adjusted EBITDAR	Adjusted Net Income	Adjusted Diluted Earnings Per Share

	(In thousands, except per share amounts)
Gain on sale of unconsolidated affiliate	$103,924	$67,897	$1.85
Cancellation of potential financing	—	(8,276)	(0.23)
Impairment of inventories	(12,669)	(10,071)	(0.27)
Restructuring items	(5,521)	(6,466)	(0.18)
Líder taxes	(13,587)	(8,832)	(0.24)
Mexico goodwill impairment	—	(374)	(0.01)
Nigeria fire	(8,569)	(6,598)	(0.18)
CEO succession and officer separation	(4,838)	(3,145)	(0.09)
Total special items	$58,740	$24,135	0.66

Region Operating Results
The following tables set forth certain operating information for the regions comprising our Industrial Aviation Services segment. Intercompany lease revenue and expense are eliminated from our segment reporting, and depreciation expense of aircraft is presented in the region that operates the aircraft.
Set forth below is a discussion of operations of our regions. Our consolidated results are discussed under “Results of Operations” above.
Europe Caspian

	Fiscal Year Ended March 31,			Favorable (Unfavorable)
	2016	2015	2014	2016 vs 2015		2015 vs 2014

	(In thousands, except percentages)
Operating revenue	$809,914	$792,293	$645,025	$17,621	2.2%	$147,268	22.8%
Earnings from unconsolidated affiliates, net of losses	$310	$1,107	$4,715	$(797)	(72.0)%	$(3,608)	(76.5)%
Operating income	$50,406	$128,543	$122,647	$(78,137)	(60.8)%	$5,896	4.8%
Operating margin	6.2%	16.2%	19.0%	(10.0)%	(61.7)%	(2.8)%	(14.7)%
Adjusted EBITDAR	$260,329	$260,696	$225,708	$(367)	(0.1)%	$34,988	15.5%
Adjusted EBITDAR margin	32.1%	32.9%	35.0%	(0.8)%	(2.4)%	(2.1)%	(6.0)%
The Europe Caspian region comprises all of our operations and affiliates in Europe, including oil and gas operations in the U.K. and Norway, Eastern Airways fixed wing operations and public sector SAR operations in the U.K. and our operations in Turkmenistan.
Fiscal Year 2016 Compared to Fiscal Year 2015
The year-over-year increase in operating revenue was primarily driven by the start-up of seven U.K. SAR bases during fiscal year 2016, which contributed $128.3 million in additional operating revenue, and the addition of a new oil and gas contract that commenced operations in late fiscal year 2015 and ended during the three months ended March 31, 2016 and contributed $42.1 million in additional operating revenue in fiscal year 2016. Partially offsetting these increases was a decrease in operating revenue for fiscal year 2016 reflecting an impact from the downturn in the oil and gas industry, which has resulted in decreased activity levels with our oil and gas clients and impacted our revenue for Eastern Airways. Eastern Airways contributed $133.5 million and $144.8 million in operating revenue and $21.5 million and $29.4 million in adjusted EBITDAR for fiscal years 2016 and 2015, respectively.
Additionally, a substantial portion of our operations in the Europe Caspian region are contracted in British pound sterling and Norwegian kroner, both of which weakened significantly against the U.S. dollar in fiscal year 2016. Foreign currency exchange rate changes resulted in a $65.8 million reduction in revenue for our Europe Caspian region year-over-year.
Operating income and operating margin were significantly impacted by impairments of goodwill and intangibles totaling $21.2 million relating to Eastern Airways. Operating income and operating margin for the fiscal year 2016 was also impacted by an impairment on goodwill for operations in Norway totaling $12.1 million. These impairment charges resulted from lower forecasted results for future periods driven by the ongoing oil and gas market downturn. For additional details on the impairment of goodwill, see Note 1 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report. The reduction in oil and gas and fixed wing revenue and the impairment charges were the primary drivers of the year-over-year decrease in operating income and operating margin. Operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin were negatively impacted by changes in foreign currency exchange rates, which reduced operating income by $3.6 million and adjusted EBITDAR by $11.9 million compared to fiscal year 2015. The changes in foreign currency exchange rates had minimal impact on operating margin. However, adjusted EBITDAR margin would have been 31.1% in fiscal year 2016 excluding foreign currency exchange rates. Adjusted EBITDAR margin declined slightly compared to fiscal year 2015 with the impact from the downturn in the offshore energy market and foreign currency exchange rate changes only being partially offset by the start-up of U.K. SAR bases and cost reduction activities. The involuntary separation program initiated in July 2015, combined with a prior voluntary separation program, resulted in $6.7 million in severance expense during fiscal year 2016, which is excluded from adjusted EBITDAR and adjusted EBITDAR margin.

Additionally, operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin in fiscal years 2016 and 2015 benefited from the recovery of $14.3 million and $7.5 million, respectively, in credits for maintenance expense from original equipment manufacturers resulting from settlement for aircraft performance and transportation costs.
Fiscal Year 2015 Compared to Fiscal Year 2014
Bristow Helicopters acquired a 60% interest in Eastern Airways in February 2014, which contributed to an increase of $123.6 million in operating revenue and $25.2 million in adjusted EBITDAR for fiscal year 2015 representing a significant portion of improvement over fiscal year 2014 in our Europe Caspian region. Additionally, the operations of our Europe Caspian region continued to expand since fiscal year 2014 with the net addition of 15 LACE. These additional aircraft, as well as an overall increase in activity with existing clients and under new contracts, resulted in an additional $32.7 million of operating revenue in fiscal year 2015.
The increases in operating income and adjusted EBITDAR were driven by revenue growth. Other expenses also increased as a result of the addition of Eastern Airways and the increase in activity levels, such as salaries and benefits of $45.8 million ($33.9 million from Eastern Airways), fuel expense of $15.7 million ($16.9 million from Eastern Airways) and rent expense of $40.9 million ($6.5 million from Eastern Airways). Additionally, operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin benefited from the recovery of $7.5 million and $8.5 million in credits for maintenance expense from original equipment manufacturers during fiscal years 2015 and 2014, respectively, resulting from settlements for aircraft performance and transportation costs. During fiscal year 2014, insurance expense was $4.6 million higher due to a fire in Nigeria which resulted in an increase in premiums across all regions. Also in fiscal year 2014, we incurred $2.1 million in severance costs as a result of the termination of a contract in the Southern North Sea. The $4.6 million and $2.1 million are not included in adjusted EBITDAR or adjusted EBITDAR margin in fiscal year 2014. These items were partially offset by an unfavorable impact from foreign currency exchange rate changes of $22.5 million and the decrease in earnings from unconsolidated affiliates, net losses of $3.6 million due to the sale of the FB Entities in July 2013 and sale of HCA in November 2014. Despite the increase in adjusted EBITDAR, adjusted EBITDAR margin decreased during fiscal year 2015 due to an unfavorable impact from foreign currency exchange rate changes and lower margin at Eastern Airways.
Africa

	Fiscal Year Ended March 31,			Favorable (Unfavorable)
	2016	2015	2014	2016 vs 2015		2015 vs 2014

	(In thousands, except percentages)
Operating revenue	$249,545	$336,005	$320,266	$(86,460)	(25.7)%	$15,739	4.9%
Earnings from unconsolidated affiliates, net of losses	$2,068	$2,068	$4,043	$—	—%	$(1,975)	(48.8)%
Operating income	$19,702	$91,758	$84,999	$(72,056)	(78.5)%	$6,759	8.0%
Operating margin	7.9%	27.3%	26.5%	(19.4)%	(71.1)%	0.8%	3.0%
Adjusted EBITDAR	$67,827	$116,757	$106,553	$(48,930)	(41.9)%	$10,204	9.6%
Adjusted EBITDAR margin	27.2%	34.7%	33.3%	(7.5)%	(21.6)%	1.4%	4.2%
The Africa region comprises all of our operations and affiliates on the African continent, including Nigeria, Tanzania, and Egypt.
Fiscal Year 2016 Compared to Fiscal Year 2015
Operating revenue for Africa decreased due to an overall decrease in activity compared to fiscal year 2015 driven by the downturn in the oil and gas industry. Activity declined with some customers and certain contracts ended, reducing revenue by $85.8 million, and the temporary operational suspension of our S-76 fleet reduced revenue by $6.8 million, which was only partially offset by a $5.7 million increase due to new contracts.
Operating income and operating margin were significantly impacted by an impairment of goodwill for operations in Africa of $6.2 million during fiscal year 2016, which resulted from lower forecasted results for future periods driven by the ongoing oil and gas market downturn. For additional details on the impairment of goodwill, see Note 1 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.
Operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin decreased in fiscal year 2016 primarily due to the decline in activity, $4.7 million of bad debt expense recorded in fiscal year 2016 and an increase in depreciation and amortization expense of $16.8 million primarily as a result of management’s decision to exit certain aircraft fleet types operating in this market sooner than originally anticipated. Offsetting these declines were decreases in salaries and benefits expense of $21.1 million, maintenance expense of $7.2 million, training expense of $3.3 million and travel and meals expense of $1.6 million due to cost reduction initiatives implemented in this region as a part of organizational restructuring efforts. Additionally, during fiscal years 2016 and 2015, we recorded $5.2 million and $0.9 million in severance expense resulting from voluntary and involuntary separation programs as part of these restructuring efforts, which is excluded from adjusted EBITDAR and adjusted EBITDAR margin. Adjusted EBITDAR and adjusted EBITDAR margin decreased primarily due to the decline in activity in this region and $4.7 million of bad debt expense.
As previously discussed, we have seen recent changes in the Africa region as a result of increased competition entering the market. Additionally, changing regulations and political environment have made, and are expected to continue to make, our operating results for Nigeria unpredictable. Market uncertainty related to the oil and gas downturn has continued in this region putting smaller clients under pressure as activity declines, which has reduced our activity levels and overall pricing. We implemented cost reduction measures in advance of these reductions and expect additional efficiencies in the future.
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
On February 3, 2016, a Sikorsky S-76C++ operated by us was involved in a controlled water landing with minor injuries reported for the nine passengers and two crew onboard the aircraft. The cause(s) of the incident remain unknown at this time. We are fully cooperating with local authorities in their investigation to determine the cause. Following standard practice and out of an abundance of caution, the Nigerian Civil Aviation Authority (the “NCAA”) advised us to temporarily suspend operation of the 16 Sikorsky S-76C model aircraft we operate in Nigeria until they completed their review of our operations and meetings with our management. We cooperated fully with the NCAA during the audit and resumed service of the Sikorsky S-76 aircraft in early March 2016 following the audit’s completion.
Fiscal Year 2015 Compared to Fiscal Year 2014
Operating revenue for Africa increased in fiscal year 2015 primarily due to increased activity from new and certain existing contracts in Nigeria which increased operating revenue by $23.9 million, improved contract terms in Nigeria which increased operating revenue by $11.5 million and a contract in Tanzania that started in the fourth quarter of fiscal year 2014 which increased operating revenue by $14.7 million, partially offset by lower activity from other contracts in Nigeria which decreased operating revenue by $32.7 million.
Operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR improved as a result of better cost management resulting in decreases in maintenance expense ($4.8 million), freight ($2.9 million) and travel and meals ($0.9 million), partially offset by an unfavorable impact from foreign currency exchange rate changes of $1.2 million. Additionally, operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin benefited from the recovery of $2.8 million in credits for maintenance expense from original equipment manufacturers during fiscal year 2015 resulting from settlements for aircraft performance and transportation costs. In fiscal year 2015, management made the decision to exit certain fleet types operating in this region earlier than originally anticipated. We recorded additional depreciation expense of $1.9 million related to five medium and one fixed wing aircraft operating in this region. During fiscal year 2014, insurance expense was $1.2 million higher due to a fire in Nigeria resulting in an increase in premiums across all regions. The $1.9 million of additional depreciation expense in fiscal year 2015 and $1.2 million of higher insurance expense in fiscal year 2014 is not included in adjusted EBITDAR or adjusted EBITDAR margin.

Americas

	Fiscal Year Ended March 31,			Favorable (Unfavorable)
	2016	2015	2014	2016 vs 2015		2015 vs 2014

	(In thousands, except percentages)
Operating revenue	$290,299	$351,429	$358,680	$(61,130)	(17.4)%	$(7,251)	(2.0)%
Earnings from unconsolidated affiliates, net of losses	$(2,117)	$(4,946)	$3,951	$2,829	57.2%	$(8,897)	(225.2)%
Operating income	$34,463	$79,176	$69,480	$(44,713)	(56.5)%	$9,696	14.0%
Operating margin	11.9%	22.5%	19.4%	(10.6)%	(47.1)%	3.1%	16.0%
Adjusted EBITDAR	$92,974	$135,935	$136,503	$(42,961)	(31.6)%	$(568)	(0.4)%
Adjusted EBITDAR margin	32.0%	38.7%	38.1%	(6.7)%	(17.3)%	0.6%	1.6%
The Americas region comprises all our operations and affiliates in North America and South America, including Brazil, Canada, Trinidad and the U.S. Gulf of Mexico.
Fiscal Year 2016 Compared to Fiscal Year 2015
Operating revenue decreased in fiscal year 2016 primarily due to a decrease in the number of small and medium aircraft on contract in the U.S. Gulf of Mexico, primarily resulting from the oil and gas downturn, which reduced operating revenue by $58.7 million in fiscal year 2016, a decrease of $8.4 million in Brazil due to fewer aircraft leased to Líder and a decrease of $3.7 million in Trinidad primarily due to the end of a contract. These decreases were partially offset by new contracts in Suriname and Guyana which increased operating revenue by $12.7 million.
Operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin were negatively impacted by unfavorable exchange rate changes in fiscal years 2016 and 2015 which reduced our earnings from our investment in Líder. Earnings from our investment in Líder were reduced by $22.4 million and $25.7 million in the fiscal year 2016 and 2015, respectively, as a result of unfavorable foreign currency exchange rate changes. Excluding this impact, our earnings from our investment in Líder would have been $22.3 million and $21.5 million, respectively, and our adjusted EBITDAR for the Americas region would have been $115.4 million (39.8% adjusted EBITDAR margin) and $161.6 million (46.0% adjusted EBITDAR margin), respectively, in fiscal year 2016 and 2015. This year-over-year decrease in adjusted EBITDAR primarily resulted from a decline in activity during fiscal year 2016.
In addition to the decrease from our investment in Líder, operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin were impacted by the reversal of $4.4 million of bad debt expense in fiscal year 2015 discussed below. These decreases were partially offset by a $19.9 million decrease in salaries and benefits and a $9.1 million decrease in maintenance expense driven by cost reduction initiatives and reduced flight activity. During fiscal year 2016, we also recorded accelerated depreciation expense on aircraft exiting our fleet of $6.0 million and severance expense related to organizational restructuring efforts of $2.1 million. Depreciation and amortization, including accelerated depreciation, and the severance expense recorded during fiscal year 2016, were excluded from adjusted EBITDAR and adjusted EBITDAR margin.
During fiscal year 2015, we reversed $4.4 million of bad debt expense in the Americas region related to a client that had previously filed for bankruptcy for which we subsequently settled and collected funds and we recorded $1.6 million in costs associated with the restructuring of this region and planned closure of our Alaska operations which related primarily to employee severance and retention costs. The $1.6 million in restructuring costs in fiscal year 2015 was excluded from adjusted EBITDAR and adjusted EBITDAR margin.
Fiscal Year 2015 Compared to Fiscal Year 2014
Operating revenue decreased for Americas in fiscal year 2015 primarily due to our planned closure of operations in Alaska which reduced operating revenue by $14.0 million, a decline in the number of small aircraft on contract in the U.S. Gulf of Mexico which reduced operating revenue by $13.2 million, a decrease in aircraft in Brazil which reduced operating revenue by $2.4 million and a decline in revenue of $2.3 million resulting from the end of contracts in Mexico, partially offset by an increase in the number of medium and large aircraft on contract in the U.S. Gulf of Mexico, which increased operating revenue by $28.3 million.
Operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin were significantly negatively impacted by unfavorable exchange rate changes in fiscal year 2015 and to a lesser extent in fiscal year 2014 reducing our earnings from our investment in Líder. Earnings from our investment in Líder were reduced by $25.7 million and $3.9 million in the fiscal years 2015 and 2014, respectively, as a result of unfavorable foreign currency exchange rate changes. Additionally, during fiscal year 2014, we recorded $13.6 million in reduced earnings from Líder for additional charges which resulted primarily from a tax amnesty payment Líder made to the Brazilian government. See further discussion about our investment in Líder and the Brazil market in “Executive Overview — Market Outlook” and “Fiscal Year 2015 Compared to Fiscal Year 2014” included elsewhere in this Annual Report. Excluding the foreign exchange impacts in fiscal years 2015 and 2014 and tax amnesty payment in fiscal year 2014, our earnings from our investment in Líder would have been $21.5 million and $20.4 million, respectively, and our adjusted EBITDAR for the Americas region would have been $161.6 million (46.0% adjusted EBITDAR margin) and $154.0 million (42.9% adjusted EBITDAR margin), respectively, in fiscal years 2015 and 2014.
During fiscal year 2015, we reversed $4.4 million of bad debt expense in our Americas region related to a client that had previously filed for bankruptcy for which we have subsequently settled and collected funds. Also, during fiscal years 2015 and 2014, we recorded $1.6 million and $3.4 million, respectively, in costs associated with the restructuring of this region and planned closure of our Alaska operations, which related primarily to employee severance and retention costs. Adjusted EBITDAR and adjusted EBITDAR margin excludes these restructuring costs during fiscal years 2015 and 2014. The increase in operating income, operating margin and adjusted EBITDAR margin were driven by the change in mix of fleet on contract in the U.S. Gulf of Mexico to more medium and large aircraft and benefited from the recovery of $2.8 million in credits for maintenance expense from original equipment manufacturers during fiscal year 2015 resulting from settlements for aircraft performance and transportation costs. The reversal of the bad debt expense of $4.4 million also added to adjusted EBITDAR. These increases were partially offset by a decrease in earnings from unconsolidated affiliates, net of losses, related to Líder and Cougar. Additionally impacting operating income and operating margin in fiscal year 2014 was a $13.6 million reduction in earnings from Líder for additional charges primarily from a tax amnesty payment Líder made to the Brazilian government and an increase in insurance expense in fiscal year 2014 of $1.5 million primarily resulting from an increase in premiums across all regions due to a fire in Nigeria. The $13.6 million and $1.5 million are not included in adjusted EBITDAR or adjusted EBITDAR margin in fiscal year 2014.
Asia Pacific

	Fiscal Year Ended March 31,			Favorable (Unfavorable)
	2016	2015	2014	2016 vs 2015		2015 vs 2014

	(In thousands, except percentages)
Operating revenue	$272,054	$237,597	$192,497	$34,457	14.5%	$45,100	23.4%
Operating income	$4,073	$12,455	$18,227	$(8,382)	(67.3)%	$(5,772)	(31.7)%
Operating margin	1.5%	5.2%	9.5%	(3.7)%	(71.2)%	(4.3)%	(45.3)%
Adjusted EBITDAR	$65,414	$59,981	$45,781	$5,433	9.1%	$14,200	31.0%
Adjusted EBITDAR margin	24.0%	25.2%	23.8%	(1.2)%	(4.8)%	1.4%	5.9%
The Asia Pacific region comprises all our operations and affiliates in Australia and Southeast Asia, including Malaysia, Sakhalin, and our fixed wing operations through Airnorth in Australia.
Fiscal Year 2016 Compared to Fiscal Year 2015
In January 2015, Bristow Helicopters Australia acquired an 85% interest in Airnorth and in November 2015, purchased the remaining 15% of the outstanding shares of Airnorth. Airnorth contributed $75.4 million in operating revenue and $20.6 million in adjusted EBITDAR for fiscal year 2016, which is an incremental $64.0 million in operating revenue and $18.5 million of adjusted EBITDAR compared to fiscal year 2015. Operating revenue also increased by $50.1 million from new contracts in Australia, offset by $49.3 million due to the ending of short-term contracts in Australia and a $7.7 million decrease in Russia. A substantial portion of our operations in the Asia Pacific region are contracted in the Australian dollar, which has weakened significantly against the U.S. dollar since fiscal year 2015. Foreign currency exchange rate changes resulted in a reduction in our revenue for our Asia Pacific region of $23.6 million year-over-year.
Operating income and operating margin decreased primarily due to an increase in costs of helicopter operations in this region, including depreciation and amortization expense of $2.9 million ($3.8 million from Airnorth), maintenance expense of $12.8 million ($7.2 million from Airnorth) and rent expense of $11.9 million ($6.7 million from Airnorth). Adjusted EBITDAR improved primarily due to the addition of Airnorth, partially offset by the inclusion of $4.6 million in credits for maintenance expense from our original equipment manufacturer recorded during fiscal year 2015 as settlements for aircraft performance and transportation costs. Adjusted EBITDAR and adjusted EBITDAR margin exclude the impact of increased rent expense from the additional aircraft on lease in fiscal year 2016.
During fiscal years 2016 and 2015, we recorded additional depreciation expense of $5.3 million and $6.0 million, respectively, for four large aircraft operating in this region due to management’s decision to exit these fleet types earlier than originally anticipated, and during fiscal year 2016 we recorded $2.3 million in severance expense related to organizational restructuring efforts. The $2.3 million in severance expense is not included in adjusted EBITDAR or adjusted EBITDAR margin for fiscal year 2016. The decline in adjusted EBITDAR margin relates to the inclusion of $4.6 million in credits for maintenance expense from our original equipment manufacturer recorded during fiscal year 2015 as settlements for aircraft performance and transportation costs, partially offset by addition of Airnorth in fiscal year 2016. Before the benefit of the maintenance credits utilized during fiscal year 2015, adjusted EBITDAR margin was 23.3%, representing an improvement due to the addition of Airnorth.
Fiscal Year 2015 Compared to Fiscal Year 2014
Operating revenue for Asia Pacific increased in fiscal year 2015 primarily due to the start of new contracts and additional activity and aircraft on contract, including a significant contract with INPEX in Australia which increased operating revenue by $83.9 million, partially offset by the ending of short-term contracts in Australia which reduced operating revenue by $26.1 million, a decline in revenue resulting from the end of contracts in Malaysia of $10.6 million and a decline in activity in Russia which reduced operating revenue by $4.5 million. Additionally, Airnorth contributed $11.4 million of operating revenue and $2.1 million of adjusted EBITDAR during fiscal year 2015.
Operating income and operating margin declined primarily due to an increase in salaries and benefits of $16.8 million ($3.5 million from Airnorth), rent expense of $11.2 million ($1.4 million from Airnorth) and depreciation and amortization of $11.1 million ($0.9 million from Airnorth), partially offset by the increase in operating revenue. Additionally, operating income and operating margin were unfavorably impacted by foreign currency exchange rate changes of $1.8 million. Adjusted EBITDAR and adjusted EBITDAR margin improved due to the increase in operating revenue and addition of Airnorth, partially offset by the salaries and benefits increase and unfavorable impact of foreign currency exchange rate changes. During fiscal years 2015 and 2014, we were able to recover $4.6 million and $3.6 million, respectively, in credits for maintenance expense from original equipment manufacturers as settlements for aircraft performance and transportation costs. In fiscal year 2015, management made the decision to exit certain fleet types operating in this region earlier than originally anticipated. We recorded additional depreciation expense of $6.0 million related to four large aircraft operating in this region. The $6.0 million of additional depreciation expense related to the four large aircraft was not included in adjusted EBITDAR or adjusted EBITDAR margin in fiscal year 2015. During fiscal year 2014 insurance expense was $1.1 million higher due to a fire in Nigeria resulting in an increase in premiums across all regions. This $1.1 million was not included in adjusted EBITDAR or adjusted EBITDAR margin in fiscal year 2014.
Corporate and Other

	Fiscal Year Ended March 31,			Favorable (Unfavorable)
	2016	2015	2014	2016 vs 2015		2015 vs 2014

	(In thousands, except percentages)
Operating revenue	$23,487	$26,412	$31,764	$(2,925)	(11.1)%	$(5,352)	(16.8)%
Operating loss	$(118,796)	$(130,209)	$(107,654)	$11,413	8.8%	$(22,555)	(21.0)%
Adjusted EBITDAR	$(69,181)	$(99,545)	$(80,889)	$30,364	30.5%	$(18,656)	(23.1)%
Corporate and other includes our Bristow Academy operations, supply chain management and corporate costs that have not been allocated out to other regions.
Fiscal Year 2016 Compared to Fiscal Year 2015
Operating revenue decreased primarily due to a decline in Bristow Academy revenue of $8.8 million, partially offset by an increase in third party part sales of $2.6 million and the correction of an error in fiscal year 2015 discussed below, which decreased operating revenue by $4.1 million in fiscal year 2015.
Operating loss during fiscal year 2016 included the impairment of goodwill for Bristow Academy totaling $10.2 million, which resulted from lower forecasted results for future periods, and impairment of inventories totaling $5.4 million. For additional details on the impairment of goodwill, see Note 1 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report. Operating loss for fiscal year 2015 also included impairment of inventories totaling $7.2 million. Adjusted EBITDAR improved primarily due to a favorable impact from changes in foreign currency exchange rates on our Corporate results of $6.7 million during fiscal year 2016. We recognized a benefit in both operating loss and adjusted EBITDAR from a decline in compensation expense of $24.4 million primarily due to management’s decision not to award bonuses during fiscal year 2016 and for our performance cash plan resulting from recent stock price performance.
During fiscal year 2016 we recorded severance expense of $6.2 million related to voluntary and involuntary separation plans and during fiscal year 2015 we recorded $5.5 million of expense related to CEO succession, both of which are excluded from adjusted EBITDAR.

During fiscal year 2015, we determined that we had been improperly capitalizing profit on intercompany technical services billings related to aircraft modifications. To correct this error, we reduced property and equipment, net of accumulated depreciation, by $4.4 million and increased deferred gains on aircraft sold and leased back included within other long-term liabilities by $0.9 million as of December 31, 2014. The impact on our consolidated statements of operations for fiscal year 2015 was an increase in direct costs of $4.1 million. The error was not material to our consolidated financial statements for fiscal year 2015 or our previously reported consolidated financial statements for any period.
Fiscal Year 2015 Compared to Fiscal Year 2014
Operating revenue decreased primarily due to the correction of an error in fiscal year 2015 discussed above which decreased operating revenue by $4.1 million, a decrease in operating revenue at Bristow Academy of $1.6 million primarily resulting from lower activity at the Nevada campus in fiscal year 2015 and a decrease in technical services paid and work order sales of $0.5 million.
The operating loss for Corporate and other increased primarily due to an increase in compensation costs of $16.3 million, primarily resulting from improved BVA year-over-year and stock price performance versus our peer group, professional fees of $8.9 million, primarily related to ongoing Operational Excellence initiatives, and $0.7 million of additional expense related to CEO succession and officer separation ($5.5 million recorded in fiscal year 2015 versus $4.8 million recorded in fiscal year 2014) and the negative impact of $4.1 million related to the accounting correction described above.
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
Gain (loss) on disposal of assets
The loss on disposal of assets in fiscal year 2016 included impairment charges totaling $29.6 million related to 16 held for sale aircraft and losses of $1.1 million from the sale or disposal of 35 aircraft and other equipment. The loss on disposal of assets in fiscal year 2015 included impairment charges totaling $36.1 million related to 27 held for sale aircraft, partially offset by gains of $0.2 million from the sale or disposal of 44 aircraft and other equipment. The loss on disposal of assets in fiscal year 2014 includes impairment charges totaling $6.8 million related to 11 held for sale aircraft, partially offset by gains of $6.1 million from the sale of 46 aircraft and other equipment.
Interest Expense, Net

	Fiscal Year Ended March 31,			Favorable (Unfavorable)
	2016	2015	2014	2016 vs 2015		2015 vs 2014

	(In thousands, except percentages)
Interest income	$1,058	$956	$1,720	$102	10.7%	$(764)	(44.4)%
Interest expense	(42,039)	(37,834)	(40,243)	(4,205)	(11.1)%	2,409	6.0%
Amortization of debt discount	(1,000)	(4,323)	(3,708)	3,323	76.9%	(615)	(16.6)%
Amortization of debt fees	(2,722)	(2,712)	(15,091)	(10)	(0.4)%	12,379	82.0%
Capitalized interest	10,575	14,559	14,104	(3,984)	(27.4)%	455	3.2%
Interest expense, net	$(34,128)	$(29,354)	$(43,218)	$(4,774)	(16.3)%	$13,864	32.1%
The increase in interest expense, net in fiscal year 2016 is primarily due to a decrease in capitalized interest resulting from lower construction in progress and an increase in interest expense due to an increase in borrowings, partially offset by lower amortization of debt discount and a write-off of deferred financing fees of $0.7 million related to the repurchase of $48.5 million of our 6¼% Senior Notes in fiscal year 2015. The decrease in interest expense, net in fiscal year 2015 was primarily due to the write-off of $12.7 million of deferred financing fees related to a potential financing in fiscal year 2014, partially offset by a write-off of deferred financing fees of $0.7 million related to the repurchase of a portion of our 6¼% Senior Notes in fiscal year 2015.
Extinguishment of debt
Extinguishment of debt includes $2.6 million in premium and fees as a result of the repurchase of a portion of our 6¼% Senior Notes during fiscal year 2015.

Gain on Sale of Unconsolidated Affiliate
Gain on sale of unconsolidated affiliate included $3.9 million and $103.9 million in pre-tax gains related to the sale of HCA and the FB Entities during fiscal years 2015 and 2014, respectively. See discussion of the FB Entities sale under “Executive Overview — Market Outlook” included elsewhere in this Annual Report.
Other Income (Expense), Net

	Fiscal Year Ended March 31,			Favorable (Unfavorable)
	2016	2015	2014	2016 vs 2015		2015 vs 2014

	(In thousands, except percentages)
Foreign currency losses	$(4,340)	$(6,548)	$(3,684)	$2,208	33.7%	$(2,864)	(77.7)%
Other	82	171	992	(89)	(52.0)%	(821)	(82.8)%
Other income (expense), net	$(4,258)	$(6,377)	$(2,692)	$2,119	33.2%	$(3,685)	(136.9)%
Other income (expense), net decreased primarily due to less of an unfavorable impact of changes in foreign currency exchange rates in fiscal year 2016 compared to fiscal year 2015. Additionally, other income (expense), net in fiscal year 2015 included $2.6 million in premium and fees as a result of the repurchase of $48.5 million of our 6¼% Senior Notes. The foreign currency losses within other income (expense), net are reflected within adjusted EBITDAR of the regions discussed above, with the $4.3 million loss in fiscal year 2016 being reflected primarily within the Europe Caspian region ($11.1 million) and Americas region ($1.1 million), partially offset by a gain in Corporate and other ($7.0 million) and Asia Pacific region ($1.3 million), and the $6.5 million loss in fiscal year 2015 being reflected primarily within the Europe Caspian region ($9.2 million) and Asia Pacific region ($1.2 million), partially offset by a gain in Corporate and other ($4.7 million). Other income (expense), net increased from fiscal year 2014 to fiscal year 2015 primarily due changes in foreign currency exchange rates during fiscal year 2015 driven by the strengthening of the U.S. dollar versus the Australian dollar, British pound sterling, the euro, Norwegian kroner and Nigerian naira and a gain of $1.1 million on the sale of intellectual property during fiscal year 2014. The foreign currency losses within other income (expense), net are reflected within adjusted EBITDAR of the regions discussed above, with the loss for fiscal year 2014 being reflected primarily within Corporate and other ($2.8 million).
Taxes

	Fiscal Year Ended March 31,				Favorable (Unfavorable)
	2016		2015	2014	2016 vs 2015		2015 vs 2014

	(In thousands, except percentages)
Effective tax rate	2.6%	(1)	20.4%	23.4%	(17.8)%	(87.3)%	3.0%	12.8%
Net foreign tax on non-U.S. earnings	$5,079		$30,515	$28,847	$25,436	83.4%	$(1,668)	(5.8)%
Benefit of foreign earnings indefinitely reinvested abroad	$(12,634)		$(52,428)	$(46,354)	$(39,794)	(75.9)%	$6,074	13.1%
Valuation allowance	$20,068		$4,510	$4,532	$(15,558)	*	$22	0.5%
Benefit of foreign tax deduction in the U.S.	$(2,092)		$—	$—	$2,092	*	$—	—%
Expense (benefit) from change in tax contingency	$382		$(65)	$(1,522)	$(447)	*	$(1,457)	(95.7)%
Dividend inclusion as a result of internal realignment	$—		$—	$2,625	$—	—%	$2,625	*
Foreign statutory rate reduction	$(901)		$—	$(2,944)	$901	—%	$(2,944)	*
Benefit from foreign tax credits	$—		$(12,566)	$(12,752)	$(12,566)	(100.0)%	$(186)	(1.5)%
Impact of goodwill impairment	$9,333		$—	$—	$(9,333)	—%	$—	—%
_______________

(1)	Due to a pre-tax loss for fiscal year 2016, this effective tax rate represents the income tax benefit rate recorded for the period.
* percentage change not meaningful
Fiscal Year 2016 Compared to Fiscal Year 2015
Our effective income tax rate for fiscal year 2016 is 2.6% representing the income tax benefit rate for the fiscal year, which was reduced by $20.1 million of tax expense for an increase in valuation allowance and increased by $0.9 million of tax benefit due to the revaluation of our deferred taxes as a result of the enactment of a tax rate reduction in the U.K. and a $2.1 million tax benefit due to the deduction of foreign tax in lieu of foreign tax credits.
A portion of our aircraft fleet is owned directly or indirectly by our wholly owned Cayman Island subsidiaries. Our foreign operations combined with our leasing structure provided a material benefit to the effective tax rates for fiscal years 2016 and 2015. In fiscal year 2016, our unfavorable permanent differences, such as valuation allowances and non-tax deductible goodwill write-off had the effect of increasing our income tax expense and reducing our effective tax rate applied to pre-tax losses. Also, our effective tax rates for fiscal years 2016 and 2015 benefited from the permanent investment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided.
Fiscal Year 2015 Compared to Fiscal Year 2014
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
Noncontrolling Interest
Noncontrolling interest expense decreased to income of $4.7 million for fiscal year 2016 compared to a loss of $4.4 million for fiscal year 2015 primarily due to lower earnings from Eastern Airways, partially offset by the addition of Airnorth in January 2015. Noncontrolling interest expense increased to $4.4 million for fiscal year 2015 compared to $1.0 million for fiscal year 2014 primarily due to the addition of Eastern Airways in February 2014. See Note 2 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.
Liquidity and Capital Resources
Cash Flows
Operating Activities
Net cash provided by operating activities was $116.0 million, $253.2 million and $232.1 million during fiscal years 2016, 2015 and 2014, respectively. Changes in non-cash working capital generated $23.0 million, $1.9 million and $19.9 million in cash flows during fiscal years 2016, 2015 and 2014, respectively. During fiscal years 2016, 2015 and 2014, we received dividends less than recorded earnings of $2.6 million, $9.4 million and $1.6 million, respectively. During fiscal years 2015 and 2014, we pre-funded fiscal years 2016 and 2015 employer contributions for our U.K. pension plans, which decreased in operating cash flow by $18.6 million and $20.8 million, respectively. Cash flow from operations decreased in fiscal year 2016 due to lower top-line earnings driven by the decline in oil and gas activity across all regions, $47.1 million of higher rent expense due to additional leased aircraft and $27.0 million in organizational restructuring costs in fiscal year 2016. Additionally, in fiscal year 2016, the impact of significant payments made in preparation for the commencement of the U.K. SAR contract totaled $22.9 million compared to $33.2 million in fiscal year 2015.

Investing Activities
Cash flows used in investing activities were $316.8 million, $203.1 million and $266.3 million for fiscal years 2016, 2015 and 2014, respectively. Cash was used primarily for capital expenditures as follows:

	Fiscal Year Ended March 31,
	2016	2015	2014
Number of aircraft delivered:
Medium	1	6	8
Large	3	10	11
SAR aircraft	4	5	2
Total aircraft	8	21	21
Capital expenditures (in thousands):
Aircraft and related equipment	$285,530	$476,368	$563,724
Other	86,845	125,466	64,889
Total capital expenditures	$372,375	$601,834	$628,613
In addition to these capital expenditures, investing cash flows were impacted by the following items during the last three fiscal years:
Fiscal Year 2016 — During fiscal year 2016, we received $30.8 million in proceeds primarily from the sale or disposal of 32 aircraft and certain other equipment (including $13.4 million in insurance recoveries) and received $29.2 million for the sale of three aircraft, which we subsequently leased back.
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
For further details on Airnorth and Eastern Airways, see Note 2 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.
Financing Activities
We generated cash in financing activities of $191.6 million and $10.2 million during fiscal years 2016 and 2014, respectively, and used cash from financing activities of $128.3 million during fiscal year 2015.
During fiscal year 2016, we received $580.9 million from borrowings on our Revolving Credit Facility, $200 million from borrowings on our $200 million Term Loan Credit Facility and $127.4 million from borrowing on our $350 million Term Loan. During fiscal year 2016, we used cash to repay debt of $677.0 million, including $115 million of our 3% Convertible Senior Notes, and pay dividends of $38.1 million on our Common Stock.
During fiscal year 2015, we received $453.0 million from borrowings on our Revolving Credit Facility and $5.2 million in proceeds from the issuance of Common Stock upon exercise of stock options. During fiscal year 2015, we used cash to repay debt of $460.3 million, pay dividends of $45.1 million on our Common Stock and repurchase $80.8 million of our Common Stock.

During fiscal year 2014, we received $528.6 million from borrowings on our Revolving Credit Facility and $15.4 million in proceeds from the issuance of Common Stock issued upon exercise of stock options. During fiscal year 2014, we used cash to repay debt of $512.5 million, pay deferred financing fees of $15.5 million, pay dividends of $36.3 million on our Common Stock and repurchase $77.7 million of our Common Stock. Additionally, during fiscal year 2014, we received $106.1 million for progress payments we had made on aircraft under construction and assigned any future payments due on these construction agreements to the purchaser.
Future Cash Requirements
Debt Obligations
Total debt as of March 31, 2016 was $1.1 billion, of which $62.7 million was classified as current. Our significant debt maturities relate to our Revolving Credit Facility, $200 million Term Loan Credit Facility, $350 million Term Loan and 6 ¼% Senior Notes, which mature in calendar years 2019, 2017, 2019 and 2022, respectively.
See further discussion of outstanding debt as of March 31, 2016 and our debt issuances and our debt redemptions in Note 5 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.
Pension Obligations
As of March 31, 2016, we had recorded on our balance sheet a $70.1 million pension liability related to the Bristow Helicopters Limited, Bristow International Aviation (Guernsey) Limited and Bristow Norway AS pension plans. The liability represents the excess of the present value of the defined benefit pension plan liabilities over the fair value of plan assets that existed at that date. The minimum funding rules of the U.K. require the employer to agree to a funding plan with the plans’ trustee (the “Trustee”) for securing that the pension plan has sufficient and appropriate assets to meet its technical provisions liabilities. In addition, where there is a shortfall in assets against this measure, we are required to make scheduled contributions in amounts sufficient to bring the plan up to 100% funded as quickly as can be reasonably afforded. The employer contributions for the main U.K. pension plan for fiscal years 2016, 2015 and 2014 were £12.4 million ($17.8 million), £12.5 million ($18.6 million), and £12.5 million ($20.8 million), respectively. Under U.K. legislation, an actuarial valuation must be carried out at least once every three years with interim reports for intervening years. The next tri-annual valuation will be completed with an effective date of April 1, 2016. The Bristow Norway pension plan will require contributions of approximately £0.2 million ($0.3 million) for fiscal year 2017. See further discussion of our pension plans in Note 9 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.
Contractual Obligations, Commercial Commitments and Off Balance Sheet Arrangements
We have various contractual obligations that are recorded as liabilities on our consolidated balance sheet. Other items, such as certain purchase commitments, interest payments and other executory contracts are not recognized as liabilities on our consolidated balance sheet but are included in the table below. For example, we are contractually committed to make certain minimum lease payments for the use of property and equipment under operating lease agreements.

The following table summarizes our significant contractual obligations and other commercial commitments on an undiscounted basis as of March 31, 2016 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings as of March 31, 2016. Additional details regarding these obligations are provided in Note 5, 6, 7 and 9 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

	Payments Due by Period
		Fiscal Year Ending March 31,
	Total	2017	2018 - 2019	2020 - 2021	2022 and beyond

	(In thousands)
Contractual obligations:
Long-term debt and short-term borrowings:
Principal (1)	$1,141,223	$62,716	$292,443	$378,748	$407,316
Interest (2)	224,370	44,982	77,386	51,580	50,422
Aircraft operating leases (3)	573,234	174,349	280,159	106,063	12,663
Other operating leases (4)	92,734	10,385	20,469	15,573	46,307
Pension obligations (5)	54,729	17,843	35,131	1,755	—
Aircraft purchase obligations	399,297	105,249	184,707	109,341	—
Other purchase obligations (6)	327,332	46,808	59,939	67,000	153,585
Total contractual cash obligations	$2,812,919	$462,332	$950,234	$730,060	$670,293
Other commercial commitments:
Letters of credit	$11,686	$11,686	$—	$—	$—
Contingent consideration (7)	46,163	29,846	16,317	—	—
Total commercial commitments	$57,849	$41,532	$16,317	$—	$—
_______________

(1)	Excludes unamortized discount of $0.3 million on the Term Loan.

(2)	Interest payments for variable interest debt are based on interest rates as of March 31, 2016.

(3)	Represents separate operating leases for aircraft. During fiscal year 2016, we entered into five new aircraft operating leases.

(4)	Represents minimum rental payments required under non-aircraft operating leases that have initial or remaining non-cancelable lease terms in excess of one year.

(5)
Represents expected funding for pension benefits in future periods. These amounts are undiscounted and are based on the expectation that both U.K. pension plans will be fully funded in approximately three years. As of March 31, 2016, we had recorded on our balance sheet a $70.1 million pension liability associated with these obligations. The timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustees.

(6)
Other purchase obligations primarily represent unfilled purchase orders for aircraft parts, commitments associated with upgrading facilities at our bases and non-cancelable power-by-the-hour maintenance commitments. For further details on the non-cancelable power-by-the-hour maintenance commitments, see Note 1 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

(7)
The Cougar purchase agreement includes a potential earn-out of $40 million payable over three years based on Cougar achieving certain agreed performance targets. During fiscal year 2014, the first year earn-out payment of $6.0 million was paid as Cougar achieved agreed performance targets. During fiscal year 2016, the second year earn-out payment of $8.0 million was paid as Cougar achieved agreed performance targets. Cougar achieved the agreed performance targets relating to the third year earn-out payment of which $10 million was paid in April 2016. Subsequent to March 31, 2016, we entered into an agreement to pay the remaining earn-out payment of $16 million in April 2017. The fair value of the earn-out relating to Cougar was $26 million as of March 31, 2016 and is included in contingent consideration on our consolidated balance sheet. The Eastern Airways purchase agreement includes a potential earn-out of £6 million ($8.6 million) over a three year period, which is contingent upon both the achievement of agreed performance targets and the continued employment of the selling shareholders. The first and second year earn-out payments relating to Eastern were not achieved. The Airnorth purchase agreement includes a potential earn-out of A$17 million ($13 million) to be paid over four years. During fiscal year 2016, a portion of the first year earn-out payment of A$2 million ($1.5 million) was paid as Airnorth achieved agreed performance targets. The fair value of a portion of the Airnorth earn-out, which is contingent upon the achievement of agreed performance targets, is A$9.4 million ($7.2 million) as of March 31, 2016 and is included in contingent consideration and other liabilities and deferred credits on our consolidated balance sheet. The remaining A$7 million ($5.4 million) of the Airnorth earn-out, which is contingent upon both the achievement of agreed performance targets and the continued employment of the selling shareholders, will be included as general and administrative expense in our consolidated statements of operations as earned. The earn-out for Airnorth will be remeasured to fair value at each reporting date until the contingency is resolved and any changes in estimated fair value will be recorded as accretion expense included in interest expense on our consolidated statements of operations.

Financial Condition and Sources of Liquidity
The following table summarizes our capital structure and sources of liquidity as of March 31, 2016 and 2015 (in thousands):

	March 31,
	2016	2015
Capital structure:
6 ¼% Senior Notes due 2022	$401,535	$401,535
Term Loan	335,665	222,179
Term Loan Credit Facility	200,000	—
Revolving Credit Facility	144,000	83,800
Airnorth debt	19,652	23,119
Eastern Airways debt	15,643	19,680
Other debt	24,394	—
3% Convertible Senior Notes due 2038	—	114,109
Total debt	1,140,889	864,422
Stockholders’ investment	1,509,892	1,618,786
Total capital	$2,650,781	$2,483,208
Liquidity:
Cash	$104,310	$104,146
Undrawn borrowing capacity on Revolving Credit Facility	255,420	265,715
Total liquidity	$359,730	$369,861
Adjusted debt to equity ratio (1)	119.3%	99.7%
_______________

(1)
Adjusted debt includes the net present value of operating leases totaling $578.3 million and $640.0 million, respectively, letters of credit, bank guarantees and financial guarantees totaling $11.7 million and $10.7 million, respectively, and the unfunded pension liability totaling $70.1 million and $99.6 million, respectively, as of March 31, 2016 and 2015. Adjusted debt to equity ratio is a non-GAAP financial measure that management believes provides meaningful supplemental information regarding our financial position.

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
We expect that our cash on deposit as of March 31, 2016 of $104.3 million, cash flow from operations, proceeds from aircraft sales and from the sale and leaseback of owned aircraft, available borrowing capacity under our Revolving Credit Facility, as well as future financings will be sufficient to satisfy our capital commitments, including our oil and gas aircraft purchase commitments to service our oil and gas clients and remaining capital requirements in connection with our U.K. SAR contract. The available borrowing capacity under our Revolving Credit Facility was $255.4 million as of March 31, 2016. While we plan to continue to be disciplined concerning future capital commitments, we also intend to continue managing our capital structure and liquidity position with external financings as needed. Our strategy will involve funding our short-term liquidity requirements with borrowings under our Revolving Credit Facility and funding our long-term capital needs from among operating leases, bank debt, private and public debt and equity offerings, while maintaining a prudent capital structure.

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
We maintain reserves for estimated income tax exposures in jurisdictions of operation. The expenses reported for these taxes, including our annual tax provision, include the effect of reserve provisions and changes to reserves that we consider appropriate, as well as related interest. Tax exposure items primarily include potential challenges to intercompany pricing, disposition transactions and the applicability or rate of various withholding taxes. These exposures are resolved primarily through the settlement of audits within these tax jurisdictions or by judicial means, but can also be affected by changes in applicable tax law or other factors, which could cause us to conclude that a revision of past estimates is appropriate. We believe that an appropriate liability has been established for estimated exposures. However, actual results may differ materially from these estimates. We review these liabilities quarterly. During fiscal years 2016 and 2015, we had accruals of reserves for estimated tax exposures of $0.4 million and $0.5 million, respectively, and during fiscal year 2014, we had net reversals of reserves for estimated tax exposures of $1.5 million. We recognize interest and penalties accrued related to unrecognized tax benefits as a component of our provision for income taxes. As of March 31, 2016 and 2015, we had $1.1 million and $4.9 million, respectively, of unrecognized tax benefits, all of which would have an impact on our effective tax rate, if recognized. The $4.2 million recorded in fiscal year 2014 relates to pre-acquisition tax matters for the February 2014 acquisition of a 60% interest in Eastern Airways and are the subject on an indemnity, for which a corresponding indemnity asset has been established for the same amount. In fiscal year 2016, we determined that the reserve for tax contingencies related to Eastern Airways pre-acquisition tax matters was no longer needed as all related tax matters were resolved or expired, therefore, the liability was released along with the corresponding indemnity.
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
Judgment is required in determining whether deferred tax assets will be realized in full or in part. When it is estimated to be more-likely-than-not that all or some portion of specific deferred tax assets, such as foreign tax credit carryovers or net operating loss carry forwards, will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are estimated to not be realizable. As of March 31, 2016, we have established deferred tax assets for foreign taxes we expect to be realizable. Our ability to realize the benefit of our deferred tax assets requires that we achieve certain future earnings levels prior to the expiration of our foreign tax credit carryforwards. In the event that our earnings performance projections or future financial conditions do not indicate that we will be able to benefit from our deferred tax assets, valuation allowances would be established following the “more-likely-than-not” criteria. We periodically evaluate our ability to utilize our deferred tax assets and, in accordance with accounting guidance related to accounting for income taxes, will record any resulting adjustments that may be required to deferred income tax expense in the period for which an existing estimate changes. If our facts or financial results were to change, thereby impacting the likelihood of establishing and then realizing the deferred tax assets, judgment would have to be applied to determine changes to the amount of the valuation allowance in any given period. Such changes could result in either a decrease or an increase in our provision for income taxes, depending on whether the change in judgment resulted in an increase or a decrease to the valuation allowance. We continually evaluate strategies that could allow for the future utilization of our deferred tax assets.
We consider the earnings of certain foreign subsidiaries to be indefinitely invested outside the U.S. on the basis of estimates that future cash generation will be sufficient to meet future U.S. cash needs and specific plans for foreign reinvestment of those earnings. As such, we have not provided for U.S. deferred taxes on the unremitted earnings of certain foreign subsidiaries as of March 31, 2016 that are indefinitely invested abroad of $832.1 million. Should we decide to make distributions from the unremitted earnings of these subsidiaries in the future, additional tax liabilities would arise, offset by any available foreign tax credits. At the current time, a determination of the amount of unrecognized deferred tax liability is not practical.
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
Property and Equipment
Our net property and equipment represents 70% of our total assets as of March 31, 2016. We determine the carrying value of these assets based on our property and equipment accounting policies, which incorporate our estimates, assumptions, and judgments relative to capitalized costs, useful lives and salvage values of our assets.
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
Goodwill Impairment
We perform a test for impairment of our goodwill annually as of March 31 and whenever events or circumstances indicate impairment may have occurred. We first assess qualitative factors to determine if it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount and if a quantitative assessment should be performed. An entity may also bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative impairment test. Because our business is cyclical in nature, goodwill could be significantly impaired depending on when the assessment is performed in the business cycle. The qualitative factors considered during our assessment include the capital markets environment, global economic conditions, the demand for helicopter services, changes in our results of operations, the magnitude of the excess of fair value over the carrying amount of each reporting unit as determined in prior years’ quantitative testing and other factors.
We estimate the implied fair value of the reporting units using a variety of valuation methods, including the income and market approaches. The determination of estimated fair value require us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of the reporting units, such as projected demand for our services and rates.
The income approach is based on a discounted cash flow model, which utilizes present values of cash flows to estimate fair value. The future cash flows are projected based on our estimates of future rates for our services, utilization, operating costs, capital requirements, growth rates and terminal values. Forecasted rates and utilization take into account current market conditions and our anticipated business outlook. Operating costs are forecasted using a combination of our historical average operating costs and expected future costs, including ongoing cost reduction initiatives. Capital requirements in the discounted cash flow model are based on management’s estimates of future capital costs driven by expected market demand in future periods. The estimated capital requirements include cash outflows for new aircraft, infrastructure and improvements. A terminal period is used to reflect our estimate of stable, perpetual growth. The future cash flows are discounted using a market-participant risk-adjusted weighted average cost of capital (“WACC”) for each of the reporting units and in total. These assumptions are derived from unobservable inputs and reflect management’s judgments and assumptions.

The market approach is based upon the application of price-to-earnings multiples to management’s estimates of future earnings adjusted for a control premium. Management’s earnings estimates are derived from unobservable inputs that require significant estimates, judgments and assumptions as described in the income approach.
For purposes of the goodwill impairment test, we calculate the reporting units’ estimated fair values as the average of the values calculated under the income approach and the market approach. As of March 31, 2016, we had goodwill related to our Africa region, Eastern Airways and Airnorth. We performed a qualitative analysis and concluded it is more likely than not that the fair value of Airnorth is not less than the carrying value and, therefore, did not perform a quantitative analysis for Airnorth. During the fourth quarter of fiscal year 2016, we revised both the Africa region and Eastern Airway’s forecasts downward from prior forecasts; therefore, we performed a quantitative analysis as of March 31, 2016. The estimated fair value of Airnorth exceeded the carrying value by 12.8%. The estimated fair value of the Africa region and Eastern Airways were below the carrying value, resulting in an impairment of all of the goodwill for Africa of $6.2 million and a portion of the goodwill for Eastern Airways of $13.1 million reflected in our results for the three months ended March 31, 2016. Changes in assumptions used in the fair value calculation could result in an estimated reporting unit fair value that is below the carrying value, which may give rise to an impairment of goodwill.
We evaluate the estimated fair value of our reporting units compared to our market capitalization. The estimates used to determine the fair value of the reporting units discussed above reflect management’s best estimates. Changes in the assumption used in the fair value calculation could result in an estimated reporting unit fair value that is below the carrying value, which may give rise to an impairment of goodwill.
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
Foreign Currency Risk
Through our foreign operations, we are exposed to currency fluctuations and exchange rate risks. The majority of our revenue and expense from our North Sea operations are in British pound sterling. Approximately 30% of our gross revenue for fiscal year 2016 was translated for financial reporting purposes from British pound sterling into U.S. dollars. In addition, some of our contracts to provide services internationally provide for payment in foreign currencies. Our foreign exchange rate risk is even greater when our revenue is denominated in a currency different from the associated costs. We attempt to minimize our foreign exchange rate exposure by contracting the majority of our services other than our North Sea operations in U.S. dollars. As a result, a strong U.S. dollar may increase the local cost of our services that are provided under U.S. dollar denominated contracts, which may reduce the demand for our services in certain foreign countries. Except as described below, we do not enter into hedging transactions to protect against foreign exchange risks related to our revenue.

Throughout fiscal years 2016, 2015 and 2014, our primary foreign currency exposure has been to the British pound sterling, the euro, the Australian dollar, the Norwegian kroner, and the Nigerian naira. The value of these currencies has fluctuated relative to the U.S. dollar as indicated in the following table:

	Fiscal Years Ended March 31,
	2016	2015	2014
One British pound sterling into U.S. dollars
High	1.59	1.72	1.68
Average	1.51	1.60	1.59
Low	1.39	1.47	1.48
At period-end	1.44	1.48	1.67
One euro into U.S. dollars
High	1.16	1.39	1.39
Average	1.10	1.25	1.34
Low	1.06	1.05	1.28
At period-end	1.14	1.07	1.38
One Australian dollar into U.S. dollars
High	0.81	0.95	1.07
Average	0.74	0.87	0.93
Low	0.68	0.76	0.87
At period-end	0.77	0.76	0.93
One Norwegian kroner into U.S. dollars
High	0.1367	0.1698	0.1753
Average	0.1210	0.1507	0.1670
Low	0.1114	0.1203	0.1590
At period-end	0.1209	0.1251	0.1666
One Nigerian naira into U.S. dollars
High	0.0050	0.0063	0.0065
Average	0.0050	0.0059	0.0063
Low	0.0050	0.0049	0.0061
At period-end	0.0050	0.0051	0.0061
_______________
Source: Bank of England, FactSet and Oanda.com
Our earnings from unconsolidated affiliates, net of losses, are also affected by the impact of changes in foreign currency exchange rates on the reported results of our unconsolidated affiliates. Earnings from unconsolidated affiliates, net of losses, decreased by $22.4 million, $25.7 million and $3.9 million during fiscal years 2016, 2015 and 2014, respectively, as a result of the impact of changes in foreign currency exchange rates on the earnings of our unconsolidated affiliates, primarily the impact of changes in the Brazilian real to U.S. dollar exchange rate on earnings for our affiliate in Brazil. The value of the Brazilian real has fluctuated relative to the U.S. dollar as indicated in the following table:

	Fiscal Years Ended March 31,
	2016	2015	2014
One Brazilian real into U.S. dollars
High	0.3437	0.4572	0.5123
Average	0.2816	0.4096	0.4471
Low	0.2378	0.3052	0.4093
At period-end	0.2822	0.3080	0.4432
_______________
Source: FactSet and Oanda.com

A hypothetical 10% change in the average U.S. dollar exchange rate relative to other currencies would have affected our revenue, operating expense and operating income for fiscal year 2016 as follows:

	British pound sterling	Euro	Australian dollar	Norwegian kroner	Nigerian Naira
Revenue	3.0%	0.1%	1.1%	0.7%	0.3%
Operating expense	2.4%	0.4%	1.1%	0.8%	0.4%
Operating income	*	36.1%	(0.6)%	7.2%	5.6%
_______________
* percentage change not meaningful
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
In the past three fiscal years, our stockholders’ investment has decreased by $77.2 million as a result of translation adjustments. Changes in exchange rates could cause significant changes in our financial position and results of operations in the future.
As a result of the changes in exchange rates, we recorded foreign currency transaction losses of $4.3 million, $6.5 million and $3.7 million during fiscal years 2016, 2015, and 2014, respectively.
We estimate that the fluctuation of these currencies for fiscal year 2016 versus the prior fiscal year had the following effect on our financial condition and results of operations, net of the effect of the derivative contracts discussed below (in thousands):

Fiscal Year Ended March 31, 2016
Revenue	$(98,639)
Operating expense	100,654
Earnings from unconsolidated affiliates, net of losses	3,260
Non-operating expense	2,193
Income before provision for income taxes	7,468
Provision from income taxes	(852)
Net income	6,616
Cumulative translation adjustment	(20,195)
Total stockholders’ investment	$(13,579)
A hypothetical 10% decrease in the value of the foreign currencies in which our business is denominated relative to the U.S. dollar as of March 31, 2016 would result in a $23.5 million decrease in the fair value of our net monetary liabilities denominated in currencies other than U.S. dollars.

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
Interest Rate Risk
As of March 31, 2016, we had $1.1 billion of debt outstanding, of which $715.0 million carried a variable rate of interest. The market value of our fixed rate debt fluctuates with changes in interest rates. The fair value of our debt has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on quoted market prices. The carrying and fair value of our long-term debt, including the current portion, were as follows (in thousands):

	March 31,
	2016		2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
6 ¼% Senior Notes	$401,535	$277,059	$401,535	$381,458
Term Loan	335,665	335,665	222,179	222,179
Term Loan Credit Facility	200,000	200,000	—	—
Revolving Credit Facility	144,000	144,000	83,800	83,800
Airnorth debt	19,652	19,652	23,119	23,119
Eastern Airways debt	15,643	15,643	19,680	19,680
Other debt	24,394	24,394	—	—
3% Convertible Senior Notes	—	—	114,109	115,288
	$1,140,889	$1,016,413	$864,422	$845,524
If prevailing market interest rates had been 1% higher as of March 31, 2016, and all other factors affecting our debt remained the same, the fair value of the 6 ¼% Senior Notes would have decreased by $13.1 million or 4.7%, respectively. Under comparable sensitivity analysis as of March 31, 2015, the fair value of the 6 ¼% Senior Notes and 3% Convertible Senior Notes would have decreased by $39.0 million or 7.8%, respectively.

Item 8. Consolidated Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Bristow Group Inc.:
We have audited the accompanying consolidated balance sheets of Bristow Group Inc. and subsidiaries as of March 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ investment and redeemable noncontrolling interests for each of the years in the three-year period ended March 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bristow Group Inc. and subsidiaries as of March 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bristow Group Inc.’s internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 27, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Houston, Texas
May 27, 2016

BRISTOW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
	2016	2015	2014

	(In thousands, except per share amounts)
Gross revenue:
Operating revenue from non-affiliates	$1,550,638	$1,639,263	$1,423,653
Operating revenue from affiliates	78,909	87,724	92,673
Reimbursable revenue from non-affiliates	85,966	131,682	153,180
Reimbursable revenue from affiliates	—	—	76
	1,715,513	1,858,669	1,669,582

Operating expense:
Direct cost	1,227,541	1,174,991	1,041,575
Reimbursable expense	81,824	124,566	144,557
Depreciation and amortization	136,812	114,293	95,977
General and administrative	224,645	254,158	199,814
	1,670,822	1,668,008	1,481,923

Loss on impairment	(55,104)	(7,167)	(12,669)
Loss on disposal of assets	(30,693)	(35,849)	(722)
Earnings from unconsolidated affiliates, net of losses	261	(1,771)	12,709

Operating income (loss)	(40,845)	145,874	186,977

Interest expense, net	(34,128)	(29,354)	(43,218)
Extinguishment of debt	—	(2,591)	—
Gain on sale of unconsolidated affiliates	—	3,921	103,924
Other income (expense), net	(4,258)	(6,377)	(2,692)
Income (loss) before provision for income taxes	(79,231)	111,473	244,991
Benefit (provision) for income taxes	2,082	(22,766)	(57,212)
Net income (loss)	(77,149)	88,707	187,779
Net (income) loss attributable to noncontrolling interests	4,707	(4,407)	(1,042)
Net income (loss) attributable to Bristow Group	(72,442)	84,300	186,737
Accretion of redeemable noncontrolling interests	(1,498)	—	—
Net income (loss) attributable to common stockholders	$(73,940)	$84,300	$186,737

Earnings (loss) per common share:
Basic	$(2.12)	$2.40	$5.15
Diluted	$(2.12)	$2.37	$5.09

Cash dividends declared per common share	$1.09	$1.28	$1.00
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended March 31,
	2016	2015	2014

	(In thousands)
Net income (loss)	$(77,149)	$88,707	$187,779
Other comprehensive income:
Currency translation adjustments	(21,604)	(71,617)	18,729
Pension liability adjustment, net of tax provision (benefit) of $4.4 million, $10.6 million and $(10.4) million, respectively	705	(36,978)	23,367
Total comprehensive income (loss)	(98,048)	(19,888)	229,875

Net (income) loss attributable to noncontrolling interests	4,707	(4,407)	(1,042)
Currency translation adjustments attributable to noncontrolling interests	1,409	(5,228)	1,081
Total comprehensive (income) loss attributable to noncontrolling interests	6,116	(9,635)	39
Total comprehensive income (loss) attributable to Bristow Group	(91,932)	(29,523)	229,914
Accretion of redeemable noncontrolling interests	(1,498)	—	—
Total comprehensive income (loss) attributable to common stockholders	$(93,430)	$(29,523)	$229,914
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2016	2015

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$104,310	$104,146
Accounts receivable from non-affiliates	243,425	250,610
Accounts receivable from affiliates	5,892	8,008
Inventories	142,503	147,169
Assets held for sale	43,783	57,827
Prepaid expenses and other current assets	53,183	70,091
Total current assets	593,096	637,851
Investment in unconsolidated affiliates	194,952	216,376
Property and equipment – at cost:
Land and buildings	253,098	171,959
Aircraft and equipment	2,570,577	2,493,869
	2,823,675	2,665,828
Less – Accumulated depreciation and amortization	(540,423)	(508,727)
	2,283,252	2,157,101
Goodwill	29,990	75,628
Other assets	170,572	143,764
Total assets	$3,271,862	$3,230,720
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$96,966	$84,193
Accrued wages, benefits and related taxes	59,431	81,648
Income taxes payable	27,400	7,926
Other accrued taxes	7,995	13,335
Deferred revenue	24,206	36,784
Accrued maintenance and repairs	22,196	23,316
Accrued interest	11,985	12,831
Other accrued liabilities	48,392	48,667
Deferred taxes	1,881	17,704
Short-term borrowings and current maturities of long-term debt	62,716	18,730
Contingent consideration	29,522	33,938
Deferred sale leaseback advance	—	55,934
Total current liabilities	392,690	435,006
Long-term debt, less current maturities	1,078,173	845,692
Accrued pension liabilities	70,107	99,576
Other liabilities and deferred credits	33,273	39,782
Deferred taxes	172,254	165,655
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	15,473	26,223
Stockholders’ investment:
Common stock, $.01 par value, authorized 90,000,000; outstanding: 34,976,743 and 34,838,374 shares (exclusive of 1,291,441 treasury shares)	377	376
Additional paid-in capital	801,173	781,837
Retained earnings	1,172,273	1,284,442
Accumulated other comprehensive loss	(289,819)	(270,329)
Treasury shares, at cost (2,756,419 shares)	(184,796)	(184,796)
Total Bristow Group stockholders’ investment	1,499,208	1,611,530
Noncontrolling interests	10,684	7,256
Total stockholders’ investment	1,509,892	1,618,786
Total liabilities, redeemable noncontrolling interests and stockholders’ investment	$3,271,862	$3,230,720
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2016	2015	2014

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(77,149)	$88,707	$187,779
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136,812	114,293	95,977
Deferred income taxes	(51,643)	(7,457)	5,465
Write-off of deferred financing fees	—	660	12,733
Discount amortization on long-term debt	1,000	4,323	3,708
Loss on disposal of assets	30,693	35,849	722
Gain on sale of unconsolidated affiliates	—	(3,921)	(103,924)
Loss on impairment	55,104	7,167	12,669
Extinguishment of debt	—	2,591	—
Stock-based compensation	21,181	16,353	15,433
Equity in earnings from unconsolidated affiliates less than dividends received	2,619	9,418	1,629
Tax expense related to stock-based compensation	—	(1,550)	(5,723)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	46,608	24,112	3,647
Inventories	(3,380)	(21,478)	12,824
Prepaid expenses and other assets	493	(25,485)	(3,149)
Accounts payable	13,316	(4,665)	(5,154)
Accrued liabilities	(34,035)	29,461	11,697
Other liabilities and deferred credits	(25,593)	(15,152)	(14,239)
Net cash provided by operating activities	116,026	253,226	232,094
Cash flows from investing activities:
Capital expenditures	(372,375)	(601,834)	(628,613)
Acquisitions, net of cash received	—	(20,303)	(39,850)
Proceeds from sale of unconsolidated affiliates	—	4,185	112,210
Proceeds from asset dispositions	60,035	414,859	289,951
Investment in unconsolidated affiliates	(4,410)	—	—
Net cash used in investing activities	(316,750)	(203,093)	(266,302)
Cash flows from financing activities:
Proceeds from borrowings	928,802	454,393	533,064
Payment of contingent consideration	(9,453)	—	(6,000)
Debt issuance costs	(5,139)	—	(15,523)
Repayment of debt and debt redemption premiums	(677,003)	(460,274)	(512,492)
Proceeds from assignment of aircraft purchase agreements	—	—	106,113
Partial prepayment of put/call obligation	(55)	(59)	(57)
Acquisition of noncontrolling interests	(7,309)	(3,170)	(2,078)
Dividends paid to noncontrolling interest	(153)	—	—
Repurchase of common stock	—	(80,831)	(77,661)
Common stock dividends paid	(38,076)	(45,078)	(36,320)
Issuance of common stock	—	5,172	15,398
Tax expense related to stock-based compensation	—	1,550	5,723
Net cash provided by (used in) financing activities	191,614	(128,297)	10,167
Effect of exchange rate changes on cash and cash equivalents	9,274	(22,031)	12,759
Net increase (decrease) in cash and cash equivalents	164	(100,195)	(11,282)
Cash and cash equivalents at beginning of period	104,146	204,341	215,623
Cash and cash equivalents at end of period	$104,310	$104,146	$204,341
Supplemental disclosure of non-cash investing activities:
Deferred sale leaseback advance	$18,285	$69,680	$60,194
Completion of deferred sale leaseback	$(74,480)	$(183,688)	$—
Aircraft sold for future spare parts and maintenance	$1,228	$13,417	$—
Aircraft purchased with short-term borrowings	$24,394	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT AND REDEEMABLE NONCONTROLLING INTERESTS
(In thousands, except share amounts)

		Total Bristow Group Stockholders’ Investment
	Redeemable Noncontrolling Interests	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income Loss	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Investment
March 31, 2013	$—	$367	36,150,639	$731,883	$1,094,803	$(199,683)	$(26,304)	$9,891	$1,610,957
Issuance of common stock	—	6	601,405	33,008	—	—	—	—	33,014
Correction of historical shares outstanding	—	—	300	—	—	—	—	—	—
Acquisition of noncontrolling interest	21,139	—	—	(2,078)	—	—	—	—	(2,078)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	(57)	(57)
Repurchases of common stock	—	—	(1,043,875)	—	—	—	(77,661)	—	(77,661)
Common stock dividends ($1.00 per share)	—	—	—	—	(36,320)	—	—	—	(36,320)
Currency translation adjustments	473	—	—	—	—	—	—	(1,554)	(1,554)
Net income	671	—	—	—	186,737	—	—	371	187,108
Other comprehensive loss	—	—	—	—	—	43,177	—	—	43,177
March 31, 2014	22,283	373	35,708,469	762,813	1,245,220	(156,506)	(103,965)	8,651	1,756,586
Issuance of common stock	—	3	290,754	22,194	—	—	—	—	22,197
Correction of historical shares outstanding	—	—	91	—	—	—	—	—	—
Acquisition of noncontrolling interests	3,427	—	—	(3,170)	—	—	—	—	(3,170)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	(59)	(59)
Repurchases of common stock	—	—	(1,160,940)	—	—	—	(80,831)	—	(80,831)
Common stock dividends ($1.28 per share)	—	—	—	—	(45,078)	—	—	—	(45,078)
Currency translation adjustments	(2,837)	—	—	—	—	—	—	(2,392)	(2,392)
Net income	3,350	—	—	—	84,300	—	—	1,056	85,356
Other comprehensive income	—	—	—	—	—	(113,823)	—	—	(113,823)
March 31, 2015	26,223	376	34,838,374	781,837	1,284,442	(270,329)	(184,796)	7,256	1,618,786
Issuance of common stock	—	1	138,369	18,784	—	—	—	—	18,785
Acquisition of noncontrolling interests	(5,467)	—	—	552	—	—	—	—	552
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	(55)	(55)
Dividends paid to noncontrolling interest	—	—	—	—	(153)	—	—	—	(153)
Common stock dividends ($1.09 per share)	—	—	—	—	(38,076)	—	—	—	(38,076)
Currency translation adjustments	(1,070)	—	—	—	—	—	—	2,479	2,479
Net income (loss)	(5,711)	—	—	—	(72,442)	—	—	1,004	(71,438)
Accretion of noncontrolling interests	1,498	—	—	—	(1,498)	—	—	—	(1,498)
Other comprehensive income	—	—	—	—	—	(19,490)	—	—	(19,490)
March 31, 2016	$15,473	$377	34,976,743	$801,173	$1,172,273	$(289,819)	$(184,796)	$10,684	$1,509,892
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Operations
Bristow Group Inc., a Delaware corporation (together with its consolidated entities, unless the context requires otherwise, “Bristow Group”, the “Company”, “we”, “us”, or “our”), is the leading provider of industrial aviation services to the worldwide offshore energy industry based on the number of aircraft operated and one of two helicopter service providers to the offshore energy industry with global operations. With a fleet of 463 aircraft as of March 31, 2016, including 120 held by unconsolidated affiliates, we and our affiliates conduct major transportation operations in the North Sea, Nigeria and the U.S. Gulf of Mexico, and in most of the other major offshore energy regions of the world, including Australia, Brazil, Canada, Russia and Trinidad. We and our affiliates also provide private sector search and rescue (“SAR”) services in Australia, Canada, Norway, Russia, Trinidad and the United States, and public sector SAR services in the U.K. on behalf of the Maritime & Coastguard Agency. Certain of our affiliates also provide fixed wing charter and scheduled services targeting U.K. and Australia oil and gas industry transport, helicopter military training and helicopter flight training.
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
Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ended March 31, 2016 is referred to as fiscal year 2016.
Certain reclassifications of prior period information have been made to conform to the presentation of the current period information. In the prior period financial statements, we had included impairment charges for inventory in impairment of inventories. Current period presentation has reclassified these charges to loss on impairment on our statement of operations and statement of cash flows. These reclassifications had no effect on net income or cash flows provided by operating activities as previously reported.
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
The following table is a rollforward of the allowance for doubtful accounts, including affiliates and non-affiliates (in thousands):

	Fiscal Year Ended March 31,
	2016	2015	2014
Balance – beginning of fiscal year	$859	$5,074	$5,079
Additional allowances	6,638	1,050	87
Write-offs and collections	(1,935)	(5,265)	(92)
Balance – end of fiscal year	$5,562	$859	$5,074
During fiscal year 2016, the allowance for doubtful accounts for non-affiliates was increased primarily by $4.7 million in connection with amounts due from two clients in Nigeria and one client in Australia for which we no longer believed collection was probable.
During fiscal year 2013, the allowance for doubtful accounts for non-affiliates was increased by $4.9 million in connection with amounts due from ATP Oil and Gas Corporation, a client in the U.S. Gulf of Mexico, due to its filing for bankruptcy. During fiscal year 2015, the allowance recorded for ATP was reversed as we settled outstanding matters related to ongoing bankruptcy proceedings, which resulted in a $4.4 million reduction in bad debt expense, included within direct cost on our consolidated statements of operations. The remaining amount of $0.5 million related to ATP was written off as no further settlement is expected.
As of March 31, 2016 and 2015, there were no allowances for doubtful accounts related to accounts receivable due from affiliates.
Inventories — Inventories are stated at the lower of average cost or market value and consist primarily of spare parts. The following table is a rollforward of the allowance related to dormant, obsolete and excess inventory (in thousands):

	Fiscal Year Ended March 31,
	2016	2015	2014
Balance – beginning of fiscal year	$45,414	$47,298	$31,504
Impairment of inventories	5,439	7,167	12,669
Additional allowances	192	4,867	6,807
Inventory disposed and scrapped	(22,428)	(10,125)	(6,096)
Foreign currency effects	(854)	(3,793)	2,414
Balance – end of fiscal year	$27,763	$45,414	$47,298
During fiscal years 2016, 2015 and 2014, we increased our inventory allowance by $0.2 million, $4.9 million and $6.8 million, respectively, as a result of our periodic assessment of inventory that was dormant, obsolete or excess within our operational fleet of aircraft.
During fiscal years 2016, 2015 and 2014, we recorded impairment charges of $5.4 million, $7.2 million and $12.7 million, respectively, to write-down certain spare parts within inventories to market value. These impairment charges resulted from the identification of $19.4 million, $19.1 million and $50.5 million, respectively, of inventory that was dormant, obsolete or excess based on a review of our future inventory needs related to changes to our fleet strategy and plans. The impairment charges in fiscal years 2016 and 2015 related primarily to spare parts held for a large aircraft model where we decided to accelerate removal from our fleet by the end of fiscal year 2016. The fiscal year 2014 impairment charge related primarily to spare parts held for a medium aircraft model that was removed from our fleet in fiscal year 2016. As we had intended to operate these model types longer in certain markets, we identified excess inventory that would not be used on our aircraft and therefore needed to be sold or otherwise disposed of. These impairment charges are included in loss on impairment on the consolidated statements of operations.
Also during fiscal year 2014, we wrote off $11.1 million of inventory destroyed in a fire at our Port Harcourt facility in Nigeria, which was insured and therefore fully offset by a receivable recorded of $11.1 million for insurance proceeds. See Note 4 for further details on the fire in Port Harcourt.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prepaid Expenses and Other Current Assets — As of March 31, 2016 and 2015, prepaid expenses and other current assets included the short-term portion of contract acquisition and pre-operating costs totaling $12.1 million and $8.9 million, respectively, related to the SAR contracts in the U.K. and Australia and a client contract in Norway which are recoverable under the contracts and will be expensed over the terms of the contracts. During fiscal year 2016 and 2015, we expensed $10.0 million and $2.6 million, respectively, due to the start-up of some of these contracts.
Property and Equipment — Property and equipment are stated at cost. Property and equipment includes construction in progress, primarily consisting of progress payments on aircraft purchases and facility construction, of $307.4 million and $306.0 million as of March 31, 2016 and 2015, respectively. Interest costs applicable to the construction of qualifying assets are capitalized as a component of the cost of such assets.
Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of aircraft generally range from 5 to 15 years, and the residual value used in calculating depreciation of aircraft generally ranges from 30% to 50% of cost. The estimated useful lives for buildings on owned properties range from 15 to 30 years. Other depreciable assets are depreciated over estimated useful lives ranging from 3 to 15 years, except for leasehold improvements which are depreciated over the lesser of the useful life of the improvement or the lease term (including any period where we have options to renew if it is probable that we will renew the lease). The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and the resulting gains or losses are included in loss on disposal of assets.
We capitalize betterments and improvements to our aircraft and depreciate such costs over the remaining useful lives of the aircraft. Betterments and improvements increase the life or utility of an aircraft.
For discussion of impairment of long-lived assets, including property and equipment, see Loss on Impairment below. For further details on property and equipment, see Note 4.
Goodwill — Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Goodwill has an indefinite useful life and is not amortized, but is assessed for impairment annually or when events or changes in circumstances indicate that a potential impairment exists.
Goodwill of $30.0 million and $75.6 million as of March 31, 2016 and 2015, respectively, related to our reporting units were as follows (in thousands):

	Europe Caspian	Asia Pacific	Africa	Corporate and other	Total
March 31, 2014	$40,201	$—	$6,177	$10,302	$56,680
Foreign currency translation	(4,500)	(461)	(231)	(112)	(5,304)
Airnorth acquisition	—	24,252	—	—	24,252
March 31, 2015	35,701	23,791	5,946	10,190	75,628
Purchase price adjustments to previously acquired goodwill (1)	(170)	(3,991)	—	—	(4,161)
Foreign currency translation	(328)	164	233	33	102
Impairments	(25,177)	—	(6,179)	(10,223)	(41,579)
March 31, 2016	$10,026	$19,964	$—	$—	$29,990

_____________

(1)
Relates to the correction of an immaterial error related to the acquisitions of Airnorth and Eastern. We determined that the accounting treatment for the supplemental rent for leased aircraft at Airnorth and Eastern was incorrectly being expensed in advance of a maintenance event occurring. To correct this error, we reduced goodwill by $4.2 million, increased prepaid expenses and other current assets by $2.7 million, increased deferred tax liabilities by $3.1 million, decreased accrued maintenance and repairs by $3.6 million and increased direct costs $1.0 million. This error is not material to our consolidated financial statements for fiscal year 2016 or our previously reported consolidated financial statements for any period.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated goodwill impairment of $42.2 million and $0.6 million as of March 31, 2016 and 2015, respectively, related to our reporting units were as follows (in thousands):

	Europe Caspian	Africa	Corporate and other	Americas	Total
March 31, 2014	$—	$—	$—	$(576)	$(576)
Impairments	—	—	—	—	—
March 31, 2015	—	—	—	(576)	(576)
Impairments	(25,177)	(6,179)	(10,223)	—	(41,579)
March 31, 2016	$(25,177)	$(6,179)	$(10,223)	$(576)	$(42,155)
For further discussion of impairment of goodwill, see Loss on Impairment below.
Other Intangible Assets — Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values. Intangible assets by type were as follows (in thousands):

	Client contracts	Client relationships	Trade name and trademarks	Internally developed software	Licenses	Total

	Gross Carrying Amount
March 31, 2014	$7,129	$12,007	$5,326	$1,339	$827	$26,628
Foreign currency translation	(76)	(1,238)	(542)	(160)	(69)	(2,085)
Airnorth acquisition	1,112	2,287	364	—	—	3,763
March 31, 2015	8,165	13,056	5,148	1,179	758	28,306
Foreign currency translation	5	(277)	(140)	(30)	(6)	(448)
March 31, 2016	$8,170	$12,779	$5,008	$1,149	$752	$27,858

	Accumulated Amortization
March 31, 2014	$(6,932)	$(928)	$—	$—	$(469)	$(8,329)
Amortization expense	(467)	(655)	(323)	(244)	(73)	(1,762)
March 31, 2015	(7,399)	(1,583)	(323)	(244)	(542)	(10,091)
Impairments	—	(8,086)	—	—	—	(8,086)
Amortization expense	(663)	(931)	(313)	(236)	(59)	(2,202)
March 31, 2016	$(8,062)	$(10,600)	$(636)	$(480)	$(601)	$(20,379)

Weighted average remaining contractual life, in years	0.4	7.0	14.0	2.8	2.6	6.2
Future amortization expense of intangible assets for each of the years ending March 31 are as follows (in thousands):

2017	$999
2018	936
2019	806
2020	503
2021	503
Thereafter	3,732
$7,479
The Bristow Norway and Eastern Airways acquisitions, included in our Europe Caspian region, resulted in intangible assets for client contracts, client relationships, trade names and trademarks, internally developed software and licenses. The Airnorth acquisition, included in our Asia Pacific region, resulted in intangible assets for client contracts, client relationships and trade name and trademarks. For further details on the Eastern Airways and Airnorth acquisitions, see Note 2. For discussion of impairment of long-lived assets, including purchased intangibles subject to amortization, see Loss on Impairment below.
Other Assets — In addition to the intangible assets discussed above, other assets primarily include debt issuance costs of $12.2 million and $10.0 million as of March 31, 2016 and 2015, respectively, which are being amortized over the life of the related debt, deferred tax assets of $68.0 million and $50.7 million as of March 31, 2016 and 2015, respectively, and the long-term portion of contract acquisition and pre-operating costs totaling $55.1 million and $42.4 million as of March 31, 2016 and 2015, respectively,

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to the SAR contracts in the U.K. and a client contract in Norway, which are recoverable under the contracts and will be expensed over the life of the contracts.
Contingent Liabilities — We establish reserves for estimated loss contingencies when we believe a loss is probable and the amount of the loss can be reasonably estimated. Our contingent liability reserves relate primarily to potential tax assessments, litigation, personal injury claims and environmental liabilities. Results for each reporting period include revisions to contingent liability reserves resulting from different facts or information which become known or circumstances which change and affect our previous assumptions with respect to the likelihood or amount of loss. Such revisions are based on information which becomes known or circumstances that change after the reporting date for the previous period through the reporting date of the current period. Reserves for contingent liabilities are based upon our assumptions and estimates regarding the probable outcome of the matter. Should the outcome differ from our assumptions and estimates or other events result in a material adjustment to the accrued estimated reserves, revisions to the estimated reserves for contingent liabilities would be required to be recognized. Legal costs are expensed as incurred.
Proceeds from casualty insurance settlements in excess of the carrying value of damaged assets are recognized in gain (loss) on disposal of assets when we have received proof of loss documentation or are otherwise assured of collection of these amounts.
Some of our acquisitions include a provision that provides for additional consideration to be paid to the sellers of the acquired company based on the achievement of specified performance thresholds.  In such cases, we record the obligations to pay those amounts at fair value at the acquisition date and include such obligations in the consideration transferred. This contingent consideration obligation is included in contingent consideration for the current portion and other liabilities and deferred credits for the long-term portion on our consolidated balance sheets. We assess the estimated fair value of the contractual obligation to pay the contingent consideration on a quarterly basis and any changes in estimated fair value are recorded as accretion expense included in depreciation and amortization on our consolidated statements of operations. In other cases, additional consideration is based on the achievement of performance thresholds and continued employment with the Company. In these cases, we record such amounts in general and administrative expense when such additional consideration is earned. See Note 2 for a discussion on our acquisitions, Note 3 for a discussion on contingent consideration obligations related to our investments in unconsolidated affiliates and Note 6 for details on the fair value of the contingent consideration obligation.
Loss on Impairment
Loss on impairment includes goodwill impairment charges and intangible impairment charges totaling $41.6 million and $8.1 million, respectively, for fiscal year 2016 and inventory impairment charges of $5.4 million, $7.2 million and $12.7 million during fiscal years 2016, 2015 and 2014, respectively. For details on our analysis of impairment of goodwill, other long-lived assets and investments in unconsolidated affiliates, see discussion below. For further details on inventory impairments, see Inventory discussed above.
Goodwill — As discussed above, we test goodwill for impairment on an annual basis or when events or changes in circumstances indicate that a potential impairment exists. For the purposes of performing an analysis of goodwill, we evaluate whether there are reporting units below the reporting segment we disclose for segment reporting purposes by assessing whether our regional management typically reviews results and whether discrete financial information exists at a lower level. Based on this review, we performed our analysis of goodwill for the following reporting units as of September 30, 2015, with goodwill as reflected below prior to any impairment recorded:
•Bristow Norway, within our Europe Caspian region, which included $12.1 million of goodwill;

•	Eastern Airways, within our Europe Caspian region, which included $24.6 million of goodwill;
•Airnorth, within our Asia Pacific region, which included $21.9 million of goodwill.
•Our Africa region, which included $5.9 million of goodwill; and
•Bristow Academy, within Corporate and other, which included $10.2 million of goodwill.
During the three months ended September 30, 2015, we noted rapid and significant declines in the market value of our stock and an overall reduction in expected operating results resulting from the downturn in the oil and gas market driven by reduced crude oil prices. The impact on our results is reflected in an increase in the number of idle aircraft and reduction in forecasted results across our global oil and gas helicopter operations, and is reflected in reduced operating revenue for our business for the three months ended September 30, 2015, when excluding growth from the U.K. SAR contract and the addition of Airnorth. The reduction in demand for aircraft in the offshore energy market led to further impairment of older model aircraft. Based on these

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

factors, we concluded that the fair value of our goodwill could have fallen below its carrying value and that an interim period analysis of goodwill was required.
We performed the interim impairment test of goodwill across the reporting units discussed above, noting that the estimated fair values of the Africa region, Eastern Airways and Airnorth exceeded the carrying values. The estimated fair values of Bristow Academy and Bristow Norway were below their carrying values, resulting in an impairment of all of the goodwill for those reporting units of $22.3 million reflected in loss on impairment in our statement of operations for the three months ended September 30, 2105. We updated the impairment analysis as of March 31, 2016 for the Africa region, Eastern Airways and Airnorth. The estimated fair value of Airnorth exceeded the carrying value by 12.8%. The estimated fair value of the Africa region and Eastern Airways were below the carrying value, resulting in an impairment of all of the goodwill for Africa of $6.2 million and a portion of the goodwill for Eastern Airways of $13.1 million reflected in our loss on impairment in our statement of operations for the three months ended March 31, 2016.
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
The income approach was based on a discounted cash flow model, which utilized present values of cash flows to estimate fair value. The future cash flows were projected based on our estimates of future rates for our services, utilization, operating costs, capital requirements, growth rates and terminal values. Forecasted rates and utilization take into account current market conditions and our anticipated business outlook, both of which have been impacted by the adverse changes in the offshore energy business environment from the current downturn. Operating costs were forecasted using a combination of our historical average operating costs and expected future costs, including ongoing cost reduction initiatives. Capital requirements in the discounted cash flow model were based on management’s estimates of future capital costs driven by expected market demand in future periods. The estimated capital requirements included cash outflows for new aircraft, infrastructure and improvements. A terminal period was used to reflect our estimate of stable, perpetual growth. The future cash flows were discounted using a market-participant risk-adjusted weighted average cost of capital for each of the reporting units individually and in the aggregate. These assumptions were derived from unobservable inputs and reflect management’s judgments and assumptions.
The market approach was based upon the application of price-to-earnings multiples to management’s estimates of future earnings adjusted for a control premium. Management’s earnings estimates were derived from unobservable inputs that require significant estimates, judgments and assumptions as described in the income approach.
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
The estimates used to determine the fair value of the reporting units discussed above reflect management’s best estimates, and we believe they are reasonable. Future declines in the reporting units’ operating performance or our anticipated business outlook may reduce the estimated fair value of these reporting units and result in additional impairments. Factors that could have a negative impact on the fair value include, but are not limited to:

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

•	possible cancellation or suspension of contracts as a result of mechanical difficulties, performance or other reasons;

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	inability to manage costs during the current downturn and in future periods;

•	increases in the market-participant risk-adjusted weighted average cost of capital; and
•declines in anticipated growth rates.
Adverse changes in one or more of these factors could result in additional goodwill impairments in future periods.
Property and Equipment, and Purchased Intangibles Subject to Amortization — Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset or asset group to be held and used exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. Assets held for sale are classified as current assets on our consolidated balance sheets and recorded at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale (if any) are presented separately in the appropriate asset and liability sections of the consolidated balance sheets. We recorded impairment charges of $29.6 million, $36.1 million and $6.8 million included in loss on disposal of assets to reduce the carrying value of aircraft held for sale in fiscal years 2016, 2015 and 2014, respectively. Additionally, we recorded impairment of our purchased intangibles for Eastern Airways of $8.1 million included in loss on impairment related to our client relationships.
As of March 31, 2016 we noted a continued decline in market conditions triggering a review of our property and equipment for potential impairment. In accordance with Accounting Standard Codification 360-10-35, we estimated future cash flows to test the recoverability of our property and equipment, which largely consists of our held for use aircraft. The determination of estimated future cash flows required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to projected demand for services and rates. We determined that the estimated future cash flows were above the carrying value as of March 31, 2016 and no impairment was recorded. Future declines in operating performance or anticipated business outlook may reduce our estimated fair value and result in impairment.
Investments in Unconsolidated Affiliates — We perform regular reviews of each investee’s financial condition, the business outlook for its products and services, and its present and projected results and cash flows. When an investee has experienced consistent declines in financial performance or difficulties raising capital to continue operations, and when we expect the decline to be other-than-temporary, the investment is written down to fair value. Actual results may vary from estimates due to the uncertainty regarding the projected financial performance of investees, the severity and expected duration of declines in value, and the available liquidity in the capital markets to support the continuing operations of the investees in which we have investments. We did not recognize any impairment charges related to our investments in unconsolidated affiliates in fiscal years 2016, 2015 and 2014.
During fiscal year 2016, Petrobras cancelled its new tenders for multiple medium and large aircraft that were expected to commence in calendar year 2016, resulting in a significant downward adjustment in the 2016 calendar year plan for our unconsolidated affiliate in Brazil, Líder Táxi Aéreo S.A. (“Líder”), and triggered a review of this investment for potential impairment.
We estimated the implied fair value of our investment in Líder using a variety of valuation methods, including the income and market approaches. The determination of estimated fair value required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of Líder, such as projected demand for services and rates. We determined that the fair value of our investment in Líder was above the carrying value and no impairment was recorded. Future declines in operating performance or anticipated business outlook may reduce our estimated fair value and result in impairment.
Deferred Sale Leaseback Advance — As of March 31, 2015, we had a total deferred sale leaseback advance asset of $55.9 million, which was included in deferred sale leaseback advance on our consolidated balance sheet. During fiscal year 2014, we received payment of approximately $106.1 million for progress payments we had made on seven aircraft under construction, and we assigned any future payments due on these construction agreements to the purchaser. As we had the obligation and intent to lease the aircraft back from the purchaser upon completion, we recorded a liability equal to the cash received and additional payments made by the purchaser totaling $147.4 million, with a corresponding increase to construction in progress. During fiscal year 2015, we took delivery and entered into leases for five of the aircraft and removed a total of $183.7 million and $182.6 million, respectively, from construction in progress and deferred sale leaseback advance on our consolidated balance sheet. During fiscal year 2016, we took delivery and entered into leases for the remaining two aircraft and removed a total of $75.8 million and $74.3 million, respectively, from construction in progress and deferred sale leaseback advance on our consolidated balance sheet. As of

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2016, the construction in progress and deferred sale leaseback advance liability related to these deferred sale leaseback transactions were removed from our consolidated balance sheet.
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
Revenue from helicopter services, including SAR services, is recognized based on contractual rates as the related services are performed. The charges under these contracts are generally based on a two-tier rate structure consisting of a daily or monthly fixed fee plus additional fees for each hour flown. These contracts are for varying periods and generally permit the client to cancel the contract before the end of the term. We also provide services to clients on an “ad hoc” basis, which usually entails a shorter contract notice period and duration. The charges for ad hoc services are based on an hourly rate or a daily or monthly fixed fee plus additional fees for each hour flown. In order to offset potential increases in operating costs, our long-term contracts may provide for periodic increases in the contractual rates charged for our services. We recognize the impact of these rate increases when the criteria outlined above have been met. This generally includes written recognition from the clients that they are in agreement with the amount of the rate escalation. Cost reimbursements from clients are recorded as reimbursable revenue with the related reimbursed costs recorded as reimbursable expense on our consolidated statements of operations.
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
Eastern Airways and Airnorth primarily earn revenue through charter and scheduled airline services and provision of airport services (Eastern Airways only). Both chartered and scheduled airline service revenue is recognized net of passenger taxes and discounts. Revenue is recognized at the earlier of the period in which the service is provided or the period in which the right to travel expires, which is determined by the terms and conditions of the ticket. Ticket sales are recorded within deferred revenue in accordance with the above policy. Airport services revenue is recognized when earned.
Pension Benefits — See Note 9 for a discussion of our accounting for pension benefits.
Maintenance and Repairs — We generally charge maintenance and repair costs, including major aircraft component overhaul costs, to earnings as the costs are incurred. However, certain major aircraft components, such as engines and transmissions, are maintained by third-party vendors under contractual agreements also referred to as power-by-the hour maintenance agreements. Under these agreements, we are charged an agreed amount per hour of flying time related to maintenance, repair and overhaul of the parts and components covered. The costs charged under these contractual agreements are recognized in the period in which the flight hours occur. To the extent that we have not yet been billed for costs incurred under these arrangements, these costs are included in accrued maintenance and repairs on our consolidated balance sheets. From time to time, we receive credits from our original equipment manufacturers as settlement for additional labor and maintenance expense costs incurred for aircraft performance issues. We record these credits as a reduction in maintenance expense when the credits are utilized in lieu of cash payments for purchases or services. The cost of certain major overhauls on owned fixed-wing aircraft operated by Eastern Airways and Airnorth are capitalized when incurred and depreciated over the period until the next expected major overhaul. The cost of major overhauls on leased fixed-wing aircraft operated by Eastern Airways and Airnorth are charged to maintenance and repair costs when incurred.
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
We recognize tax benefits attributable to uncertain tax positions when it is more-likely-than-not that a tax position will be sustained upon examination by the authorities. The benefit from a position that has surpassed the more-likely-than-not threshold

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is the largest amount of benefit that is more than 50% likely to be realized upon settlement. We recognize interest and penalties accrued related to unrecognized tax benefits as a component of benefit (provision) for income taxes in our statement of operations.
Foreign Currency — In preparing our financial statements, we must convert all non-U.S. dollar currencies to U.S. dollars. Balance sheet information is presented based on the exchange rate as of the balance sheet date, and statement of operations information is presented based on the average exchange rate for the period. The various components of stockholders’ investment are presented at their historical average exchange rates. The resulting difference after applying the different exchange rates is the currency translation adjustment, which is reported in stockholders’ investment as accumulated other comprehensive gains or losses. Foreign currency transaction gains and losses are recorded in other income (expense), net in our statement of operations and result from the effect of changes in exchange rates on transactions denominated in currencies other than a company’s functional currency, including transactions between consolidated companies. An exception is made where an intercompany loan or advance is deemed to be of a long-term investment nature, in which instance foreign currency transaction gains or losses are included as currency translation adjustments and are reported in stockholders’ investment as accumulated other comprehensive gains or losses. Changes in exchange rates could cause significant changes in our financial position and results of operations in the future.
As a result of changes in exchange rates, we recorded foreign currency transaction losses of approximately $4.3 million, $6.5 million and $3.7 million during fiscal years 2016, 2015 and 2014, respectively. Our earnings from unconsolidated affiliates, net of losses, are also affected by the impact of changes in foreign currency exchange rates on the reported results of our unconsolidated affiliates. During fiscal years 2016, 2015 and 2014, earnings from unconsolidated affiliates, net of losses, decreased by $22.4 million, $25.7 million and $3.9 million, respectively, as a result of the impact of changes in foreign currency exchange rates on the earnings of our unconsolidated affiliates, primarily the impact of changes in the Brazilian real to U.S. dollar exchange rate on earnings for our affiliate in Brazil.
Incentive Compensation — See Note 9 for a discussion of our accounting for incentive compensation arrangements.
Extinguishment of Debt — Extinguishment of debt includes $2.6 million related to premiums paid for the repurchase of a portion of the 6¼% Senior Notes due 2022 (the “6¼% Senior Notes”) during fiscal year 2015. See further discussion in Note 5. We did not have any gains or losses on the extinguishment of debt during fiscal years 2016 and 2014.
Gain on Sale of Unconsolidated Affiliates — On November 21, 2014, we sold our 50% interest in Helideck Certification Agency (“HCA”) for £2.7 million, or approximately $4.2 million. We recorded a pre-tax gain on the sale of an unconsolidated affiliate of $3.9 million during fiscal year 2015 on our consolidated statement of operations. On July 14, 2013, we sold our 50% interest in each of FBS Limited, FB Heliservices Limited and FB Leasing Limited, collectively referred to as the FB Entities for £74.0 million, or approximately $112.2 million. We recorded a pre-tax gain on sale of unconsolidated affiliate of $103.9 million during fiscal year 2014 on our consolidated statements of operations.
Other Income (Expense), Net — The amounts for fiscal years 2016, 2015 and 2014 include the foreign currency transaction gains and losses described under “Foreign Currency” above. Other income (expense), net also includes a gain of $1.1 million for the sale of intellectual property during fiscal year 2014. Other income (expense), net in fiscal years 2016 and 2015 did not include any other significant items.
Accretion of Redeemable Noncontrolling Interests — Accretion of redeemable noncontrolling interests of $1.5 million for fiscal year 2016 related to put arrangements whereby the noncontrolling interest holders may require us to redeem the remaining shares of Airnorth and Eastern Airways at a formula-based amount that is not considered fair value (the “redemption amount”). Redeemable noncontrolling interest is adjusted each period for comprehensive income, dividends attributable to the noncontrolling interest and changes in ownership interest, if any, such that the noncontrolling interest represents the proportionate share of Airnorth’s and Eastern Airways’ equity (the “carrying value”). Additionally, at each period end we are required to compare the redemption amount to the carrying value of the redeemable noncontrolling interest and record the redeemable noncontrolling interest at the higher of the two amounts, with a corresponding charge or credit directly to retained earnings. While this charge or credit does not impact net income (loss), it does result in a reduction or increase of income (loss) available to common shareholders in the calculation of diluted earnings (loss) per share (see Note 10). In November 2015, we purchased the remaining 15% of the outstanding shares of Airnorth for A$7.3 million ($5.3 million) resulting in a reduction of $5.5 million to redeemable noncontrolling interests and an increase of $2.6 million to additional paid-in capital on our consolidated balance sheet.
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
In February 2015, the FASB issued accounting guidance which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The guidance amends the criteria for determining which entities are considered VIEs and amends the criteria for determining if a service provider possesses a variable interest in a VIE. This pronouncement is effective for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. A reporting entity may apply the amendments using a modified retrospective approach or a full retrospective application. We have evaluated the effect of the standard on our consolidated financial statements and there is no material effect on our financial statements and related disclosures.
In April 2015, the FASB issued accounting guidance relating to the presentation of debt issuance costs. The intent is to simplify the presentation of debt issuance costs by requiring entities to record debt issuance costs on the balance sheet as a direct deduction from the carrying amount of the related debt liability, similar to debt discounts or premiums. In August 2015, the FASB issued additional guidance to allow issuers to continue to recognize debt issuance costs related to line-of-credit arrangements as an asset and amortize that asset over the term of the credit agreement. These pronouncements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and early adoption is permitted. As of March 31, 2016 and 2015, we had debt issuance costs of $9.2 million and $8.3 million, respectively, exclusive of debt issuance costs associated with our Revolving Credit Facility, which are included in other assets on the consolidated balance sheets. We have adopted this accounting guidance effective April 1, 2016 and the adoption of this guidance will reduce other assets and long-term debt by such amounts.
In November 2015, the FASB issued a new standard which changes how deferred taxes are classified on an entity’s balance sheet. The guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The new guidance will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and early adoption is permitted. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively. If applied prospectively, entities are required to include a statement that prior periods were not retrospectively adjusted. If applied retrospectively, entities are also required to include quantitative information about the effects of the change on prior periods. We have not yet adopted this accounting guidance or determined the method of adoption but we believe the adoption of this guidance would reduce current assets and current liabilities and increase long-term assets and long-term liabilities by such amounts.
In February 2016, the FASB issued accounting guidance which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. Additionally, this pronouncement requires a modified retrospective transition approach for all leases existing at, or entered into after the date of initial application, with an option to use certain transition relief. We have not yet adopted this standard nor have we determined the effect of the standard on our ongoing financial reporting.
In March 2016, the FASB issued accounting guidance related to accounting for employee share-based payments. The amendments are intended to simplify several aspects of accounting for share-based payment award transactions including income tax consequences, classification of awards as either equity or liabilities and classification on the statements of cash flows. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and early adoption is permitted. We have not yet adopted this standard nor have we determined the effect of the standard on our ongoing financial reporting.

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
Airnorth Acquisition
On January 29, 2015, Bristow Helicopters Australia Pty Ltd. (“Bristow Helicopters Australia”) acquired an 85% interest in Capiteq Limited, operating under the name Airnorth, for cash of A$30.3 million ($24.0 million) with possible earn out consideration of up to A$17.0 million ($13.0 million) to be paid over four years based in part on the achievement of specified financial performance thresholds and continued employment by the selling shareholders. A portion of the first year earn-out payment of $1.5 million was paid as Airnorth achieved agreed performance targets. In addition, we entered into an agreement with the other shareholders of Capiteq Limited that granted us the right after six months to buy all of their shares (and granted them the right after three years to require us to buy all of their shares) and included transfer restrictions and other customary provisions.
In November 2015, we purchased the remaining 15% of the outstanding shares of Airnorth for A$7.3 million ($5.3 million) resulting in a reduction of $5.5 million to redeemable noncontrolling interests and an increase of $2.6 million to additional paid-in capital on our consolidated balance sheet.
We believe this investment will strengthen our ability to provide point to point transportation services for existing Australian based passengers, expand industrial aviation services in certain areas in Southeast Asian markets and create a more integrated logistics solution for global clients. Airnorth is Northern Australia’s largest regional fixed wing operator based in Darwin, Northern Territory, Australia with both scheduled and charter services that focus primarily on the energy and mining industries in northern and western Australia as well as international service to Dili, Timor-Leste. Airnorth’s fleet consists of thirteen aircraft (nine turboprop and four new technology regional jets) and its customer base includes many energy companies to which Bristow Group already provides helicopter service.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the consolidated assets and liabilities of Airnorth as of January 29, 2015 (in thousands):

Current assets	$15,188
Property and equipment	39,822
Goodwill (1)	24,252
Prepaid expenses and other assets (1)	4,403
Total assets	83,665

Current liabilities, including debt (1)	(20,104)
Long-term debt, less current maturities	(20,606)
Other long-term liabilities	(9,441)
Total liabilities	(50,151)
Temporary equity	(3,427)
Net assets	$30,087
_____________

(1)	For details on the correction of an immaterial error related to the acquisition of Airnorth, see Note 1.
Airnorth contributed $75.4 million and $11.4 million of operating revenue during fiscal years 2016 and 2015, respectively, and is included in our Asia Pacific region.
Prior to the acquisition of the remaining 15% of outstanding shares of Airnorth in November 2015, redeemable noncontrolling interests included the third-party noncontrolling interests in Airnorth. The third-party noncontrolling interest holders held a written put option, which allowed them to sell their noncontrolling interest to Bristow Helicopters Australia at any time after the end of the third year after acquisition. In addition to the written put option, Bristow Helicopters Australia held a perpetual call option to acquire the noncontrolling interest after six months. Under each of these alternatives, the exercise price would be based on a contractually defined multiple of cash flows formula (the “Airnorth Redemption Value”), which is not a fair value measurement, and was payable in cash. As the written put option was redeemable at the option of the noncontrolling interest holders, and not solely within Bristow Helicopters Australia’s control, the noncontrolling interest in Airnorth was classified in redeemable noncontrolling interests between the stockholders’ investment and liabilities sections of the consolidated balance sheets. The initial carrying amount of the noncontrolling interest was the fair value of the noncontrolling interest as of the acquisition date.
The noncontrolling interest was adjusted each period for comprehensive income and dividends attributable to the noncontrolling interest and any changes in Bristow Helicopters Australia’s ownership interest in Airnorth, if any. An additional adjustment to the carrying value of the noncontrolling interest was required if the Airnorth Redemption Value exceeded the current carrying value. Changes in the carrying value of the noncontrolling interest related to a change in the Airnorth Redemption Value would be recorded against permanent equity and would not affect net income. While there was no impact on net income, the redeemable noncontrolling interest impacted our calculation of earnings per share. Utilizing the two-class method, we adjusted the numerator of the earnings per share calculation to reflect the changes in the excess, if any, of the Airnorth Redemption Value over the greater of (1) the noncontrolling interest carrying amount or (2) the fair value of the noncontrolling interest on a quarterly basis.
Changes in the balance for the redeemable noncontrolling interest related to Airnorth are as follows (in thousands):

Acquisition of Airnorth on January 29, 2015	$3,427
Noncontrolling interest expense	(39)
Currency translation	(49)
Balance as of March 31, 2015	3,339
Noncontrolling interest expense	788
Accretion of noncontrolling interest	1,498
Acquisition of remaining 15% of Airnorth	(5,467)
Currency translation	(158)
Balance as of March 31, 2016	$—

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
Eastern Airways Acquisition
On February 6, 2014, Bristow Helicopters Limited (“Bristow Helicopters”) acquired a 60% interest in Eastern Airways for cash of £27 million ($44 million) with possible earn out consideration of up to £6 million ($8.6 million) to be paid over a three year period based on the achievement of specified financial performance thresholds. The first and second year earn-out payments were not achieved. In addition, Bristow Helicopters entered into agreements with the other stockholders of Eastern Airways that grant Bristow Helicopters the right to buy all of their Eastern Airways shares (and grant them the right after seven years to require Bristow Helicopters to buy all of their shares) and include transfer restrictions and other customary provisions.
We believe this investment strengthens Bristow Helicopters’ ability to provide a complete suite of point to point transportation services for existing European based passengers, expands industrial aviation services in certain areas like the Shetland Islands and creates a more integrated logistics solution for global clients. Eastern Airways is a regional fixed wing operator based at Humberside Airport located in North Lincolnshire, England with both charter and scheduled services targeting U.K. oil and gas industry transportation.
The following table summarizes the consolidated assets and liabilities of Eastern Airways as of February 6, 2014 (in thousands):

Current assets	$21,117
Property and equipment	63,391
Goodwill (1)	26,479
Prepaid expenses and other assets (1)	20,474
Total assets	131,461

Current liabilities, including debt (1)	(37,644)
Long-term debt, less current maturities	(20,400)
Other long-term liabilities	(8,239)
Total liabilities	(66,283)
Temporary equity	(21,139)
Net assets	$44,039
_____________

(1)	For details on the correction of an immaterial error related to the acquisition of Eastern, see Note 1.
Eastern Airways contributed $133.5 million, $144.8 million and $21.2 million of operating revenue during fiscal years 2016, 2015 and 2014, respectively, and is included in our Europe Caspian region. The earn-out consideration will be included as general and administrative expense in our consolidated statements of operations as earned.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The third-party noncontrolling interest holders hold a written put option, which will allow them to sell their noncontrolling interest to Bristow Helicopters at any time after the end of the seventh year after acquisition. In addition to the written put option, Bristow Helicopters holds a perpetual call option to acquire the noncontrolling interest at any time. Under each of these alternatives, the exercise price will be based on a contractually defined multiple of cash flows formula (the “Eastern Redemption Value”), which is not a fair value measurement, and is payable in cash. As the written put option is redeemable at the option of the noncontrolling interest holders, and not solely within Bristow Helicopters control, the noncontrolling interest in Eastern Airways is classified in redeemable noncontrolling interests between the stockholders’ investment and liabilities sections of the consolidated balance sheets. The initial carrying amount of the noncontrolling interest was the fair value of the noncontrolling interest as of the acquisition date.
The noncontrolling interest is adjusted each period for comprehensive income and dividends attributable to the noncontrolling interest and changes in Bristow Helicopters’ ownership interest in Eastern Airways, if any. An additional adjustment to the carrying value of the noncontrolling interest may be required if the Eastern Redemption Value exceeds the current carrying value. Changes in the carrying value of the noncontrolling interest related to a change in the Eastern Redemption Value will be recorded against permanent equity and will not affect net income. While there is no impact on net income, the redeemable noncontrolling interest will impact our calculation of earnings per share. Utilizing the two-class method, we will adjust the numerator of the earnings per share calculation to reflect the changes in the excess, if any, of the Eastern Redemption Value over the greater of (1) the noncontrolling interest carrying amount or (2) the fair value of the noncontrolling interest on a quarterly basis.
Changes in the balance for the redeemable noncontrolling interest related to Eastern Airways are as follows (in thousands):

Acquisition of Eastern Airways on February 6, 2014	$21,139
Noncontrolling interest expense	671
Currency translation	473
Balance as of March 31, 2014	22,283
Noncontrolling interest expense	3,389
Currency translation	(2,787)
Balance as of March 31, 2015	22,885
Noncontrolling interest expense	(6,499)
Currency translation	(913)
Balance as of March 31, 2016	$15,473
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

Fiscal Year Ended March 31, 2014
(In thousands) (Unaudited)
Gross revenue	$1,761,390
Net income	188,921

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
As of March 31, 2016, we had interests in four VIEs of which we are the primary beneficiary, which are described below, and had no interests in VIEs of which we are not the primary beneficiary.
Bristow Aviation Holdings Limited — We own 49% of Bristow Aviation Holdings Limited’s (“Bristow Aviation”) common stock and a significant amount of its subordinated debt. Bristow Aviation is incorporated in England and holds all of the outstanding shares in Bristow Helicopters. Bristow Aviation’s subsidiaries provide industrial aviation services to clients primarily in the U.K, Norway, Australia, Nigeria and Trinidad and fixed wing services primarily in the U.K and Australia. Bristow Aviation is organized with three different classes of ordinary shares having disproportionate voting rights. The Company, Caledonia Investments plc (“Caledonia”) and a European Union investor (the “E.U. Investor”) own 49%, 46% and 5%, respectively, of Bristow Aviation’s total outstanding ordinary shares, although Caledonia has voting control over the E.U. Investor’s shares.
In addition to our ownership of 49% of Bristow Aviation’s outstanding ordinary shares, in May 2004, we acquired eight million shares of deferred stock, essentially a subordinated class of stock with no voting rights, from Bristow Aviation for £1 per share ($14.4 million in total). We also have £91.0 million ($130.8 million) principal amount of subordinated unsecured loan stock (debt) of Bristow Aviation bearing interest at an annual rate of 13.5% and payable semi-annually. Payment of interest on such debt has been deferred since its incurrence in 1996. Deferred interest accrues at an annual rate of 13.5% and aggregated $1.7 billion as of March 31, 2016.
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
Furthermore, the call option provides a mechanism whereby the economic risk for the other investors is limited should the financial condition of Bristow Aviation deteriorate. The call option price is the nominal value of the ordinary shares held by the noncontrolling shareholders (£1.0 million as of March 31, 2016) plus an annual guaranteed rate of return less any prepayments of such call option price and any dividends paid on the shares concerned. We can elect to pre-pay the guaranteed return element of the call option price wholly or in part without exercising the call option. No dividends have been paid by Bristow Aviation. We have accrued the annual return due to the other shareholders at a rate of sterling LIBOR plus 3% (prior to May 2004, the rate was fixed at 12%) by recognizing noncontrolling interest expense on our consolidated statements of operations, with a corresponding increase in noncontrolling interest on our consolidated balance sheets. Prepayments of the guaranteed return element of the call option are reflected as a reduction in noncontrolling interest on our consolidated balance sheets. The other investors have an option to put their shares in Bristow Aviation to us. The put option price is calculated in the same way as the call option price except that the guaranteed rate for the period to April 2004 was 10% per annum. If the put option is exercised, any pre-payments of the call option price are set off against the put option price.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the balance for the noncontrolling interest associated with Bristow Aviation are as follows (in thousands):

	Fiscal Year Ended March 31,
	2016	2015	2014
Balance – beginning of fiscal year	$1,457	$1,645	$1,492
Payments to noncontrolling interest shareholders	(55)	(59)	(57)
Noncontrolling interest expense	55	58	57
Currency translation	(47)	(187)	153
Balance – end of fiscal year	$1,410	$1,457	$1,645
Bristow Aviation and its subsidiaries are exposed to similar operational risks and are therefore monitored and evaluated on a similar basis by management. Accordingly, the financial information reflected on our consolidated balance sheets and statements of operations for Bristow Aviation and subsidiaries is presented in the aggregate, including intercompany amounts with other consolidated entities, as follows (in thousands):

	March 31,
	2016	2015
Assets
Cash and cash equivalents	$62,773	$91,190
Accounts receivable	565,223	521,989
Inventories	102,738	100,065
Prepaid expenses and other current assets	53,776	42,659
Total current assets	784,510	755,903
Investment in unconsolidated affiliates	4,676	64
Property and equipment, net	251,494	243,357
Goodwill	29,990	61,242
Other assets	82,988	78,637
Total assets	$1,153,658	$1,139,203
Liabilities
Accounts payable	$521,563	$379,357
Accrued liabilities	141,977	154,306
Accrued interest	1,698,360	1,489,369
Deferred taxes	—	1,128
Current maturities of long-term debt	10,322	9,643
Total current liabilities	2,372,222	2,033,803
Long-term debt, less current maturities	155,767	168,245
Accrued pension liabilities	70,107	99,576
Other liabilities and deferred credits	7,928	11,948
Deferred taxes	20,330	14,457
Temporary equity	15,473	26,223
Total liabilities	$2,641,827	$2,354,252

	Fiscal Year Ended March 31,
	2016	2015	2014
Revenue	$1,441,834	$1,512,312	$1,324,483
Operating income (loss)	(57,780)	40,524	49,061
Net loss (1)	(279,309)	(179,757)	(38,274)
_______________

(1)	Fiscal year 2014 includes a gain of $67.9 million, after tax, on the sale of the FB Entities as discussed under “Other Significant Affiliates — Unconsolidated — FB Entities” below.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bristow Helicopters Nigeria Ltd. — Bristow Helicopters Nigeria Ltd. (“BHNL”) is a joint venture in Nigeria in which Bristow Helicopters owned a 48% interest, a Nigerian company owned 100% by Nigerian employees owned a 50% interest and an employee trust fund owned the remaining 2% interest as of March 31, 2016. BHNL provides industrial aviation services to clients in Nigeria.
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
Pan African Airlines Nigeria Ltd. — Pan African Airlines Nigeria Ltd. (“PAAN”) is a joint venture in Nigeria with local partners in which we own an interest of 50.17%. PAAN provides industrial aviation services to clients in Nigeria.
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
Cougar — We own a 25% voting interest and a 40% economic interest in Cougar Helicopters Inc. (“Cougar”), the largest offshore energy and SAR helicopter service provider in Canada. Cougar’s operations are primarily focused on serving the offshore oil and gas industry off Canada’s Atlantic coast and in the Arctic. Cougar operates nine helicopters, including eight helicopters leased from us on a long-term basis. We also lease maintenance and SAR facilities located in St. John’s, Newfoundland and Labrador and Halifax, Nova Scotia to Cougar on a long-term basis. The terms of the purchase agreement for Cougar include a potential earn-out of $40 million payable over three years based on Cougar achieving certain agreed performance targets. The first year and second year earn-out payments of $6.0 million and $8.0 million were paid in March 2014 and April 2015, respectively, as Cougar achieved agreed performance targets. The third year earn-out was achieved as Cougar achieved agreed performance targets of which $10 million was paid in April 2016 with an additional $16 million due April 2017. The fair value of the earn-out was $26.0 million and $32.5 million as of March 31, 2016 and 2015, respectively, and is included in contingent consideration and other liabilities and deferred credits on our consolidated balance sheets. The investment in Cougar is accounted for under the equity method. As of March 31, 2016 and 2015, the investment in Cougar was $59.7 million and $61.0 million, respectively, and is included on our consolidated balance sheets in investment in unconsolidated affiliates. Due to timing differences in our financial reporting requirements, we record our share of Cougar’s financial results in earnings from unconsolidated affiliates on a three-month delay.
FB Entities — As of March 31, 2013, we owned a 50% interest in the FB Entities, U.K. corporations that principally provide pilot training, maintenance and support services to the British military under a contract that runs through March 2016 with two possible one year extensions. On July 14, 2013, we sold our 50% interest in the FB Entities for £74.0 million, or approximately $112.2 million. We recorded a pre-tax gain on sale of unconsolidated affiliate of $103.9 million during fiscal year 2014 on our consolidated statements of operations. The FB Entities were accounted for under the equity method prior to July 14, 2013.
HCA — As of March 31, 2014, we owned a 50% interest in HCA, a U.K. company that provides inspection and certification services for offshore helidecks. On November 21, 2014, we sold our 50% interest in HCA for £2.7 million, or approximately $4.2 million. We recorded a pre-tax gain on sale of unconsolidated affiliate of $3.9 million during fiscal year 2015 on our consolidated statements of operations. HCA was accounted for under the equity method prior to November 21, 2014.
Líder — We own a 20% voting interest and a 41.9% economic interest in Líder Táxi Aéreo S.A. (“Líder”), the largest provider of helicopter and executive aviation services in Brazil. Líder’s fleet has 50 helicopters and 25 fixed wing aircraft (including owned and managed aircraft). Líder also leases five aircraft from us to provide industrial aviation services to its clients. Effective May 28, 2014, our ownership interest in Líder in Brazil was reduced from 42.5% to 41.9% as a result of Líder’s issuance of additional shares to improve tax and cost-saving efficiencies. This transaction resulted in no material impact to our consolidated financial statements. The investment in Líder is accounted for under the equity method. As of March 31, 2016 and 2015, the investment in Líder was $124.2 million and $149.0 million, respectively, and is included in our consolidated balance sheets in investment in unconsolidated affiliates.
Líder, along with its direct and indirect subsidiaries, were parties to tax litigation involving an assessment for taxes calculated in 2005, 2006 and 2007 related to profits of its foreign subsidiaries.  Additionally, Líder received tax assessments for the period from 2008 through 2010 and expected to receive tax assessments for 2011 and 2012 related to the same tax issue. On October 9, 2013, a new law went into effect in Brazil, establishing amnesty conditions targeting companies similar to Líder that have tax liabilities under the tax laws in question. Under the amnesty, companies could settle any tax liabilities related to the profits of foreign subsidiaries incurred through December 31, 2012 by making payment in full for amounts levied or entering into an installment payment plan by November 29, 2013.  Acceptance of this amnesty offer would result in the complete forgiveness of any late payment penalties, other fines, interest and legal charges in the case of full payment and a partial reduction in late payment penalties, other fines, interest and legal charges relating to outstanding taxes levied that may be paid in an installment plan.  As a condition to accepting the amnesty offer, companies would withdraw from all administrative and judicial cases filed challenging the levying of the above-mentioned taxes.

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
During the year ended March 31, 2016, we determined that we have failed to record certain adjustments to the other comprehensive income (loss) related to our Líder investment consisting of the effects of foreign currency translation in prior reporting periods. To correct this error, we reduced our investment in unconsolidated affiliates by $19.2 million, increased our deferred tax asset within other assets by $6.7 million and increased our accumulated other comprehensive loss by $12.5 million as of March 31, 2016. The error, which had no impact on our consolidated statements of operations or cash flows, is not material to our consolidated financial statements as of and for the year ended Mach 31, 2016 or our previously reported consolidated financial statements for any period.
PAS — We have a 25% interest in Petroleum Air Services (“PAS”), an Egyptian corporation that provides helicopter and fixed wing transportation to the offshore energy industry in Egypt. Additionally, spare fixed wing capacity is chartered to tourism operators. PAS owns 45 aircraft. PAS is accounted for under the cost method as we are unable to exert significant influence over its operations.
Other — Historically, in addition to the expansion of our business through purchases of new and used aircraft, we have also established new joint ventures with local partners or purchased significant ownership interests in companies with ongoing helicopter operations, particularly in countries where we have no operations or our operations are limited in scope, and we continue to evaluate similar opportunities which could enhance our operations. Where we believe that it is probable that an equity method investment will result, the costs associated with such investment evaluations are deferred and included in investment in unconsolidated affiliates on the consolidated balance sheets. For each investment evaluated, an impairment of deferred costs is recognized in the period in which we determine that it is no longer probable an equity method investment will result. As of March 31, 2016 and 2015, we had no amounts in investment in unconsolidated affiliates in the process of being evaluated.
Our percentage ownership and investment balances for the unconsolidated affiliates are as follows:

	March 31,
	2016	2015	2016	2015

			(In thousands)
Cost Method:
PAS	25%	25%	$6,286	$6,286
Equity Method:
Cougar (1)	40%	40%	59,742	61,015
Líder (1) (2)	41.9%	41.9%	124,248	149,010
Other			4,676	65
Total			$194,952	$216,376
 _______________

(1)	We had a 25% voting interest in Cougar and under 20% voting interest in Líder as of March 31, 2016 and 2015.

(2)	For discussion on immaterial error correction for our Líder investment, see discussion above.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings from unconsolidated affiliates were as follows (in thousands):

	Fiscal Year Ended March 31,
	2016	2015	2014
Dividends from entities accounted for under the cost method:
PAS	$2,068	$2,068	$4,043
Earnings, net of losses, from entities accounted for under the equity method:
Cougar	(2,001)	(710)	1,053
FB Entities (1)	—	—	3,217
Líder	(116)	(4,236)	2,898
Other (2)	310	1,107	1,498
	(1,807)	(3,839)	8,666
Total	$261	$(1,771)	$12,709
_______________

(1)	We sold our 50% interest in the FB entities in July 2013.

(2)	We sold our 50% interest in HCA in November 2014.
We received $0.8 million, $5.6 million and $10.3 million of dividends from our investments accounted for under the equity method during fiscal years 2016, 2015 and 2014, respectively.
A summary of combined financial information of our unconsolidated affiliates accounted for under the equity method is set forth below (in thousands):

	March 31,
	2016	2015

	(Unaudited)
Current assets	$269,619	$200,979
Non-current assets	295,416	384,438
Total assets	$565,035	$585,417
Current liabilities	$146,938	$189,251
Non-current liabilities	266,545	255,318
Equity	151,552	140,848
Total liabilities and equity	$565,035	$585,417

	Fiscal Year Ended March 31,
	2016	2015	2014

	(Unaudited)
Revenue	$368,586	$499,692	$632,832
Gross profit	$60,873	$99,127	$132,760
Net income	$21,871	$559	$21,728

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — PROPERTY AND EQUIPMENT AND ASSETS HELD FOR SALE
During fiscal years 2016, 2015 and 2014, we made capital expenditures as follows:

	Fiscal Year Ended March 31,
	2016	2015	2014
Number of aircraft delivered:
Medium	1	6	8
Large	3	10	11
SAR aircraft	4	5	2
Total aircraft (2)	8	21	21

Capital expenditures (in thousands):
Aircraft and related equipment (1)	$285,530	$476,368	$563,724
Other	86,845	125,466	64,889
Total capital expenditures	$372,375	$601,834	$628,613
_______________

(1)	During fiscal years 2016, 2015 and 2014, we spent $202.7 million, $440.9 million and $529.4 million, respectively, on progress payments for aircraft to be delivered in future periods.

(2)	During fiscal year 2016, we took delivery of two aircraft that were purchased using short-term debt borrowings for the final payments of the aircrafts.
The following table presents details on the aircraft sold or disposed of and impairments on assets held for sale during fiscal years 2016, 2015 and 2014:

	Fiscal Year Ended March 31,
	2016	2015	2014

	(In thousands, except for number of aircraft)

Number of aircraft sold or disposed of (1)	35	44	46
Proceeds from sale or disposal of assets (1)	$60,035	$414,859	$289,951
Gain (loss) from sale or disposal of assets	$(1,122)	$208	$6,092

Number of aircraft impaired	16	27	11
Impairment charges on aircraft held for sale and construction in progress	$29,571	$36,057	$6,814
_______________

(1)
During fiscal years 2016, 2015 and 2014, three, 14 and 14 of these aircraft, respectively, were sold and leased back and we received $29.2 million, $380.7 million and $246.4 million, respectively, in proceeds for the aircraft.

In addition to capital expenditures and sale or disposal of assets, the following items impacted property and equipment during fiscal year 2016:

•
We recorded accelerated depreciation of $28.7 million on 18 medium, four large and one fixed wing aircraft operating in our Europe Caspian, Americas, Africa and Asia Pacific regions as our management decided to exit these model types earlier than originally anticipated. In certain instances the salvage values of some aircraft were also adjusted to reflect our expectation of sales values in the current market.

•
We took delivery and entered into leases for the remaining two aircraft related to the deferred sale leaseback and removed a total of $75.8 million and $74.3 million, respectively, from construction in progress and deferred sale leaseback advance on our consolidated balance sheet. See Note 1 for further details on the deferred sale leaseback advance.

•
We took delivery of two large aircrafts which we purchased using short-term debt borrowings for the final payments of the aircrafts of $24.4 million. See Note 5 for further details on aircraft borrowings.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	We transferred 35 aircraft to held for sale and reduced property and equipment by $83.6 million.
In addition to capital expenditures and sale or disposal of assets, the following items impacted property and equipment during fiscal year 2015:

•
We recorded accelerated depreciation of $4.4 million for ten medium and one fixed wing aircraft operating in our Africa and Americas regions. Additionally, we recorded additional depreciation of $6.0 million related to four aircraft in our Asia Pacific region as our management decided to exit these model types earlier than originally anticipated.

•
We increased the liabilities associated with deferred sale leaseback advance for additional payments made by the purchaser during fiscal year 2015 by $69.7 million, with a corresponding increase to construction in progress. Additionally, we took delivery and entered into leases for five aircraft related to the deferred sale leaseback and removed $183.7 million and $182.6 million, respectively, from construction in progress and deferred sale leaseback advance, current from our consolidated balance sheet. See Note 1 for further details on the deferred sale leaseback.

•
We determined that since fiscal year 2010 we had been improperly capitalizing profit on intercompany technical services billings related to aircraft modifications. To correct this error, we reduced property and equipment, net of accumulated depreciation, by $4.4 million and increased deferred gains on aircraft sold and leased back included within other long-term liabilities by $0.9 million. The offsetting impact on our consolidated statements of operations was a reduction in revenue of $3.5 million, an increase in direct cost of $2.0 million and a reduction in depreciation and amortization of $0.2 million. The error was not material to our consolidated financial statements for fiscal year 2015 or our previously reported consolidated financial statements for any period.

•
We received proceeds of $16.0 million from insurance recoveries for inventory destroyed in the fire in Port Harcourt, Nigeria discussed below. Additionally, we recorded a gain of $4.9 million in gain (loss) on disposal of assets on our consolidated statement of operations and included in the table above.

•	We transferred 15 aircraft to held for sale and reduced property and equipment by $91.5 million.
In addition to capital expenditures and sale or disposal of assets, the following items impacted property and equipment during fiscal year 2014:

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

During fiscal year 2016, we saw a deterioration in market sales for aircraft resulting mostly from an increase in idle aircraft and reduced demand across the offshore energy market. While other markets exist for certain aircraft model types, including utility, firefighting, government, VIP transportation and tourism, the market for certain model type aircraft slowed. As a result of these market changes, changes in estimated salvage values of our fleet of operational aircraft and other changes in the timing of exiting certain aircraft from our operations, we recorded impairments and additional depreciation expense discussed above. For further details, see Note 1 for a discussion on impairments of property and equipment.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets Held for Sale
As of March 31, 2016 and 2015, we had 22 and 12 aircraft, for $43.8 million and $57.8 million, classified as held for sale, respectively. We recorded impairment charges of $29.6 million, $36.1 million and $6.8 million to reduce the carrying value of 16, 27 and 11 aircraft held for sale during fiscal years 2016, 2015 and 2014, respectively. These impairment charges were included in loss on disposal of assets in the consolidated statements of operations.
The impairment charges recorded on held for sale aircraft during fiscal years 2016, 2015 and 2014 related primarily to older model aircraft types our management decided to dispose of earlier than originally anticipated in addition to the impact of changes in expected sales prices in the aircraft aftermarket resulting from the ongoing oil and gas market downturn. The impairment charges recorded in fiscal year 2016 related primarily to a medium aircraft model type we made the decision to accelerate our exit from during the current downturn. The impairment charges recorded in fiscal year 2015 related to a large aircraft model type our management decided to sell as part of a single transaction, which reduced the overall sales price for these aircraft. Also during fiscal year 2015, impairment charges included $4.3 million related to three medium prototype aircraft as we entered into an agreement in April 2015 to sell these three aircraft and purchase fully developed/non-prototype aircraft.
Note 5 — DEBT
Debt as of March 31, 2016 and 2015 consisted of the following (in thousands):

	March 31,
	2016	2015
6 ¼% Senior Notes due 2022	$401,535	$401,535
Term Loan	335,665	222,179
Term Loan Credit Facility	200,000	—
Revolving Credit Facility	144,000	83,800
Airnorth debt	19,652	23,119
Eastern Airways debt	15,643	19,680
Other debt	24,394	—
3% Convertible Senior Notes due 2038, including zero and $0.9 million of unamortized discount, respectively	—	114,109
Total debt	1,140,889	864,422
Less short-term borrowings and current maturities of long-term debt	(62,716)	(18,730)
Total long-term debt	$1,078,173	$845,692
6 ¼% Senior Notes due 2022 — On October 12, 2012, we completed an offering of $450 million of the 6 ¼% Senior Notes. The 6 ¼% Senior Notes are our unsecured senior obligations and are jointly and severally guaranteed on a senior unsecured basis by certain of our U.S. subsidiaries (the “Guarantor Subsidiaries”). The indenture for our 6 ¼% Senior Notes includes restrictive covenants which limit, among other things, our ability to incur additional debt, issue disqualified stock, pay dividends, repurchase stock, invest in other entities, sell assets, incur additional liens or security, merge or consolidate the Company and enter into transactions with affiliates. Interest on the 6 ¼% Senior Notes is payable on April 15 and October 15 of each year and the 6 ¼% Senior Notes mature on October 15, 2022. We may redeem any of the 6 ¼% Senior Notes at any time on or after October 15, 2017, in whole or part, in cash, at certain redemption prices plus accrued and unpaid interest, if any, to the date of redemption. At any time prior to October 15, 2017, we may redeem all, but not less than all, of the 6 ¼% Senior Notes at a redemption price equal to the principal amount plus an applicable premium and accrued and unpaid interest, if any, to the redemption date. We incurred financing fees of $7.4 million, that are included as deferred financing fees in other assets in the consolidated balance sheets which we will amortize as interest expense in the consolidated statements of operations over the life of the 6 ¼% Senior Notes.
In fiscal year 2015, we repurchased $48.5 million principal amount of the 6 ¼% Senior Notes in the open market at 103.75% to 107.75%, plus accrued interest, for a total of $52.0 million. In connection with these repurchases, we incurred $2.6 million in premium and fees which are included in extinguishment of debt on our consolidated statement of operations, and wrote-off $0.7 million of unamortized deferred financing fees, which is included in interest expense, net on our consolidated statement of operations.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revolving Credit Facility and Term Loan — As of March 31, 2016, our amended and restated revolving credit and term loan agreement (the “Amended and Restated Credit Agreement”), included a $400 million revolving credit facility with a subfacility of $30 million for letters of credit (the “Revolving Credit Facility” and a five-year, $350 million term loan (the “Term Loan”), (together with the Revolving Credit Facility, the “Credit Facilities”). As of March 31, 2016, we had $144.0 million in borrowings outstanding and $0.6 million in letters of credit outstanding under the Revolving Credit Facility and $336.0 million outstanding under the Term Loan excluding $0.3 million of unamortized discount. The Revolving Credit Facility and the Term Loan mature in April 2019.
As of March 31, 2016, borrowings under the Revolving Credit Facility bear interest at an interest rate equal to, at our option, either the Base Rate or LIBOR (or EURIBO, in the case of Euro-denominated borrowings) plus the applicable margin. “Base Rate” means the higher of (1) the prime rate and (2) the Federal Funds rate plus 0.63% per annum. The applicable margin for borrowings ranged from 0.00% to 2.50%, depending on whether the Base Rate or LIBOR was used and based on our leverage ratio pricing grid. In addition, we are required to pay fees on the daily unused amount of the Revolving Credit Facility in an amount per annum equal to an applicable percentage, which ranges from 0.25% to 0.625% and based on our leverage ratio pricing grid. Fees owed on the letters of credit issued under the Revolving Credit Facility are equal to the applicable margin for LIBOR borrowings. The interest rate was 2.69% and 1.93% as of March 31, 2016 and 2015, respectively.
As of March 31, 2016, obligations under the Amended and Restated Credit Agreement were guaranteed by the Guarantor Subsidiaries and secured by the U.S. cash and cash equivalents, accounts receivable, inventories, non-aircraft equipment, prepaid expenses and other current assets, intangible assets and intercompany promissory notes held by Bristow Group Inc. and the Guarantor Subsidiaries, and 100% and 65% of the capital stock of certain of our principal domestic and foreign subsidiaries, respectively. In addition, the Amended and Restated Credit Agreement included customary covenants, including certain financial covenants and restrictions on our ability to enter into certain transactions, including those that could result in the incurrence of additional indebtedness and liens; the making of loans, guarantees or investments; sale of assets; payments of dividends or repurchases of our capital stock; and entering into transactions with affiliates.
On September 29, 2015, we entered into the sixth amendment to the Amended and Restated Credit Agreement (the “Sixth Amendment”) that, among other things (a) amended the maximum leverage ratio from 4.00:1.00 for all periods to 4.75:1.00 for the fiscal quarters ending from the date of the Sixth Amendment through December 31, 2016, to 4.50:1.00 for the fiscal quarters ending March 31, 2017 through December 31, 2017, and to 4.25:1.00 for the fiscal quarters ending March 31, 2018 through June 30, 2018, after which period the maximum leverage ratio will revert to 4.00:1.00 through maturity, (b) amended the interest coverage ratio from 2.75:1.00 for all periods to 2.00:1.00 for the fiscal quarters ending from the date of the Sixth Amendment through December 31, 2016, to 2.25:1.00 for the fiscal quarters ending March 31, 2017 through December 31, 2017, and to 2.50:1.00 for the fiscal quarters ending March 31, 2018 through June 30, 2018, after which period the minimum interest coverage ratio will revert to 2.75:1.00 through maturity and (c) increased the applicable margin on loans and the commitment fee on unused amounts of revolving commitments if the leverage ratio is greater than 4.25:1.00.
On November 5, 2015, simultaneously with the closing of a senior secured term loan credit agreement (the “Term Loan Credit Agreement”) which provides for $200 million of term loan commitments (the “Term Loan Credit Facility”) described below, we entered into the seventh amendment to the Amended and Restated Revolving Credit and Term Loan Agreement (“Seventh Amendment”) which permits, among other things: (i) entry into the Term Loan Credit Facility and the incurrence of indebtedness thereunder and (ii) the granting of liens by the Company and the Guarantor Subsidiaries in favor of the lenders under the Term Loan Credit Facility on a pari passu secured basis with the liens granted in favor of the lenders under the Amended and Restated Revolving Credit and Term Loan Agreement.
On May 23, 2016, we entered into an eighth amendment to the Amended and Restated Credit Agreement (the “Eighth Amendment”) that, among other things, (a) replaces the maximum leverage ratio requirement with a maximum senior secured leverage ratio, defined as the ratio of the sum of senior secured debt and the present value of obligations under operating leases to consolidated EBITDA for the most recent four consecutive fiscal quarters, which ratio may not be not greater than 4.25:1.00 for each fiscal quarter ending during the period from March 31, 2016 through September 30, 2017and 4.00:1.00 for each fiscal quarter ending thereafter, (b) replaces the interest coverage ratio requirement with a minimum current ratio, defined as the ratio of the sum of consolidated current assets minus the book value of aircraft held for sale plus the unused amount of aggregate revolving commitments less $25 million to consolidated current liabilities, which may not be not less than 1.00:1.00 as of the last day of each fiscal quarter, (c) allows for the issuance of certain additional indebtedness when the leverage ratio exceeds 4.75:1.00, including (i) unsecured, subordinated or convertible indebtedness to refinance outstanding term loans under the Amended and Restated Credit Agreement and the Term Loan Credit Agreement, (ii) additional unsecured, subordinated or convertible indebtedness of up to $100 million in principal amount, (iii) equipment financings, including, without limitation, aircraft sale and leaseback transactions, and (iv) financings of U.K. bases with respect to helicopter SAR services and (d) limits cash dividends on

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our common stock to $0.07 per share per quarter. In addition, in connection with the Eighth Amendment and the first amendment to the Term Loan Credit Agreement described below, certain of our U.S. subsidiaries have granted liens on certain of their aircraft to secure our obligations under the Amended and Restated Credit Agreement and the Term Loan Credit Agreement on a pari passu secured basis in favor of the lenders under each such agreement. Also as part of the Eight Amendment, the applicable margin for borrowings under the Credit Facilities will range from 0.50% to 3.50% depending on whether the Base Rate or LIBOR was used and based on our leverage ratio pricing grid.
During fiscal year 2016, we had borrowings of $580.9 million and made payments of $520.7 million under the Revolving Credit Facility. Additionally, we had borrowings of $127.4 million and paid $14.0 million to reduce our borrowings under the Term Loan.
Term Loan Credit Facility — On November 5, 2015, we entered into the Term Loan Credit Agreement as discussed above. Proceeds from the Term Loan Credit Facility were initially used to repay loans outstanding under our $400 million Revolving Credit Facility as discussed below. The additional liquidity was used for capital expenditures, working capital needs and general corporate purposes. The interest rate at closing was LIBOR plus a borrowing margin of 2.0%. The Term Loan Credit Facility is guaranteed by certain of our Guarantor Subsidiaries and secured by the U.S. cash and cash equivalents, accounts receivable, inventories, non-aircraft equipment, prepaid expenses and other current assets, intangible assets and intercompany promissory notes held by the Company and the Guarantor Subsidiaries, and 100% and 65% of the capital stock of certain of our principal domestic and foreign subsidiaries, respectively. In addition, the Term Loan Credit Facility includes customary covenants, including certain financial covenants and restrictions on our ability to enter into certain transactions, including those that could result in the incurrence of additional indebtedness and liens; the making of loans, guarantees or investments; sale of assets; payments of dividends or repurchases of our capital stock; and entering into transactions with affiliates.
On May 23, 2016, we entered into the first amendment to the Term Loan Credit Agreement that, among other things, incorporates, as applicable, the provisions of the Eighth Amendment described above.
3% Convertible Senior Notes due 2038 — In June 2008, we completed the sale of $115 million of 3% Convertible Senior Notes due 2038 (the “3% Convertible Senior Notes”). These notes were unsecured senior obligations and ranked effectively junior in right of payment to our existing and future secured indebtedness, ranked equal in right of payment to all of our existing and future unsecured senior debt and ranked senior in right of payment to any of our existing and future subordinated indebtedness. The 3% Convertible Senior Notes were guaranteed by the Guarantor Subsidiaries. Interest was paid on the 3% Convertible Senior Notes on June 15 and December 15 of each year. The notes were convertible, under certain circumstances, using a net share settlement process, into a combination of cash and our common stock (“Common Stock”).
The notes had a maturity date of June 15, 2038 and could not be redeemed by us prior to June 15, 2015, after which they could have been redeemed at 100% of principal amount plus accrued and unpaid interest. Holders of the 3% Convertible Senior Notes had the right to require us to repurchase any or all of their notes for cash on June 15, 2015, 2020, 2025, 2030 and 2035, or in the event of a fundamental change, as defined in the indenture for the 3% Convertible Senior Notes (including the delisting of our Common Stock and certain change of control transactions), at a price equal to 100% of the principal amount plus accrued and unpaid interest.
During June 2015, we repurchased $113.1 million of the $115.0 million principal amount of the 3% Convertible Senior Notes from holders. We funded this repurchase using borrowings on our Revolving Credit Facility. On July 13, 2015, we issued a notice to the holders of the remaining $1.9 million principal amount of notes that we were redeeming the remaining notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date of August 14, 2015. The conversion value of the 3% Convertible Senior Notes did not exceed the principal balance so we satisfied our conversion obligation by delivering cash of $1.9 million on August 14, 2015. The balances of the debt and equity components of the 3% Convertible Senior Notes as of each period presented are as follows (in thousands):

	March 31, 2016	March 31, 2015
Equity component – net carrying value	$14,905	$14,905
Debt component:
Face amount due at maturity	$—	$115,000
Unamortized discount	—	(891)
Debt component – net carrying value	$—	$114,109

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The debt discount was amortized into interest expense over the expected remaining life of the 3% Convertible Senior Notes to June 2015 (the first put date) using the effective interest rate. The effective interest rate for each of fiscal years 2016, 2015 and 2014 was 6.9%. Interest expense related to our 3% Convertible Senior Notes for fiscal years 2016, 2015 and 2014 was as follows (in thousands):

	Fiscal Year Ended March 31,
	2016	2015	2014
Contractual coupon interest	$725	$3,450	$3,450
Amortization of debt discount	891	4,205	3,708
Total interest expense	$1,616	$7,655	$7,158
Airnorth — Airnorth’s outstanding debt includes interest bearing term loans of $19.2 million and a commercial bill of $0.5 million as of March 31, 2016. The term loans primarily relate to the purchase of aircraft, have a remaining term of approximately 3 to 8 years, and consist of a term loan with interest at LIBOR plus a margin of 2.85% and two term loans each with a fixed rate of 3.1% plus the Reserve Bank of Australia cash rate of 2.0%. The term loans have customary covenants, including certain financial covenants, and varying principal payments. The commercial bill is used for working capital and has a remaining term of approximately 4 years. As of March 31, 2016, the interest rate for the commercial bill was 2.14%.
Eastern Airways — Eastern Airways’ outstanding debt includes interest bearing term loans and borrowings under a revolving credit facility totaling $15.6 million as of March 31, 2016. The term loans were used to refinance other Eastern indebtedness in October 2015 and bear interest at LIBOR plus a margin of 1.75%. The interest rate on the term loans was 2.228% as of March 31, 2016. These term loans have quarterly principal payments and mature on August 31, 2018. Borrowings under the revolving credit facility are used for general corporate, working capital and capital expenditure purposes, and bear interest at LIBOR plus a margin of 1.75%. All outstanding obligations under the revolving credit facility will mature on August 31, 2018.
Other Debt — Other debt includes borrowings for aircraft purchase payments totaling $24.4 million with interest rates ranging from 2.5% to 3.5% payable in December 2016 and January 2017.
Other Matters — Aggregate annual maturities (which excludes unamortized discount of $0.3 million) for all debt for the next five fiscal years and thereafter are as follows (in thousands):

Fiscal year ending March 31
2017	$62,716
2018	243,145
2019	49,298
2020	376,211
2021	2,537
Thereafter	407,316
$1,141,223
Interest paid in fiscal years 2016, 2015 and 2014 was $41.8 million, $38.0 million and $38.4 million, respectively. Capitalized interest was $10.6 million, $14.6 million and $14.1 million in fiscal years 2016, 2015 and 2014, respectively.

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
The following table summarizes the assets as of March 31, 2016, valued at fair value on a non-recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2016	Total Loss for Fiscal Year 2016
Inventories	$—	$6,261	$—	$6,261	$(5,439)
Assets held for sale	—	43,783	—	43,783	(29,571)
Goodwill	—	—	29,990	29,990	(41,579)
Other intangible assets	—	—	—	—	(8,086)
Total assets	$—	$50,044	$29,990	$80,034	$(84,675)
The following table summarizes the assets as of March 31, 2015, valued at fair value on a non-recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2015	Total Loss for Fiscal Year 2015
Inventories	$—	$3,139	$—	$3,139	$(7,167)
Assets held for sale	—	54,310	—	54,310	(36,057)
Total assets	$—	$57,449	$—	$57,449	$(43,224)
The fair value of inventories using Level 2 inputs is determined by evaluating the current economic conditions for sale and disposal of spare parts, which includes estimates as to the recoverability of the carrying value of the parts based on historical experience with sales and disposal of similar spare parts, the expected timeframe of sales or disposals, the location of the spare parts to be sold and the condition of the spare parts to be sold or otherwise disposed of. See Note 1 for further discussion of the impairment of inventories and intangible asset impairment.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of assets held for sale using Level 2 inputs is determined through evaluation of expected sales proceeds for aircraft. This analysis includes estimates based on historical experience with sales, recent transactions involving similar assets, quoted market prices for similar assets and condition and location of aircraft to be sold or otherwise disposed of. See Note 4 for details on assets held for sale.
The fair value of goodwill is estimated using a variety of valuation methods, including the income and market approaches. These estimates of fair value include unobservable inputs, representative of Level 3 fair value measurement, including assumptions related to future performance, such as projected demand for our services and rates. For further details on our goodwill, see Note 1.
See Note 2 for details on the fair values related to the Airnorth and Eastern Airways acquisition.
Recurring Fair Value Measurements
The following table summarizes the financial instruments we had as of March 31, 2016, valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2016	Balance Sheet Classification
Rabbi Trust investments	$2,990	$—	$—	$2,990	Other assets
Total assets	$2,990	$—	$—	$2,990
Contingent consideration (1):
Current	$—	$—	$29,522	$29,522	Contingent consideration
Long-term	—	—	3,069	3,069	Other liabilities and deferred credits
Total liabilities	$—	$—	$32,591	$32,591
_______________

(1)	Relates to our investments in Cougar totaling $26.0 million and Airnorth totaling $6.6 million (see Note 3).
The following table summarizes the financial instruments we had as of March 31, 2015, valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2015	Balance Sheet Classification
Rabbi Trust investments	$2,379	$—	$—	$2,379	Other assets
Total assets	$2,379	$—	$—	$2,379
Contingent consideration (1):
Current	$—	$—	$33,938	$33,938	Contingent consideration
Long-term	—	—	4,967	4,967	Other liabilities and deferred credits
Total liabilities	$—	$—	$38,905	$38,905
_______________

(1)	Relates to our investments in Cougar totaling $32.5 million and Airnorth totaling $6.4 million (see Note 3).
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a rollforward of the contingent consideration liability Level 3 fair value measurements during fiscal year 2016 (in thousands):

Significant Unobservable Inputs (Level 3)
Contingent consideration:
Balance as of March 31, 2015	$38,905
Change in fair value of contingent consideration	3,139
Payment of Airnorth first year earn-out	(1,453)
Payment of Cougar second year earn-out	(8,000)
Balance as of March 31, 2016	$32,591
We assess the estimated fair value of the contractual obligation to pay the contingent consideration on a quarterly basis and any changes in estimated fair value are recorded as accretion expense included in depreciation and amortization on our consolidated statements of operations. Fluctuations in the fair value of contingent consideration are impacted by two unobservable inputs, management’s estimate of the probability of Cougar or Airnorth achieving certain agreed performance targets and the estimated discount rate. As of March 31, 2016 and 2015, the discount rate approximated 4% for the contingent consideration related to Cougar. As of March 31, 2016 and 2015, the discount rate approximated 2% for the contingent consideration related to Airnorth. For details on the earn-out payments for Airnorth and Cougar, see Notes 2 and 3, respectively.
Fair Value of Debt
The fair value of our debt has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on quoted market prices. The carrying and fair value of our long-term debt, including the current portion, are as follows (in thousands):

	March 31,
	2016		2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
6 ¼% Senior Notes	$401,535	$277,059	$401,535	$381,458
Term Loan	335,665	335,665	222,179	222,179
Term Loan Credit Facility	200,000	200,000	—	—
Revolving Credit Facility	144,000	144,000	83,800	83,800
Airnorth debt	19,652	19,652	23,119	23,119
Eastern Airways debt	15,643	15,643	19,680	19,680
Other debt	24,394	24,394	—	—
3% Convertible Senior Notes	—	—	114,109	115,288
	$1,140,889	$1,016,413	$864,422	$845,524
Other
The fair values of our cash and cash equivalents, accounts receivable and accounts payable approximate their carrying value due to the short-term nature of these items.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — COMMITMENTS AND CONTINGENCIES
Aircraft Purchase Contracts — As shown in the table below, we expect to make additional capital expenditures over the next five fiscal years to purchase additional aircraft. As of March 31, 2016, we had 36 aircraft on order and options to acquire an additional 14 aircraft. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order will provide incremental fleet capacity in terms of revenue and operating income.

	Fiscal Year Ending March 31,
	2017	2018	2019	2020 and beyond	Total
Commitments as of March 31, 2016: (1)
Number of aircraft:
Medium	10	—	—	—	10
Large	—	5	4	9	18
U.K. SAR	4	4	—	—	8
	14	9	4	9	36
Related expenditures (in thousands) (2)
Medium and large	$49,746	$66,044	$60,455	$109,341	$285,586
U.K. SAR	55,503	58,208	—	—	113,711
	$105,249	$124,252	$60,455	$109,341	$399,297
Options as of March 31, 2016:
Number of aircraft:
Medium	—	6	—	—	6
Large	—	6	2	—	8
	—	12	2	—	14

Related expenditures (in thousands) (2)	$61,629	$179,471	$30,410	$—	$271,510
_______________

(1)	Signed client contracts are currently in place that will utilize eight of these aircraft.

(2)	Includes progress payments on aircraft scheduled to be delivered in future periods.
The following chart presents an analysis of our aircraft orders and options during fiscal years 2016, 2015 and 2014:

	Fiscal Year Ended March 31,
	2016		2015		2014
	Orders	Options	Orders	Options	Orders	Options
Beginning of fiscal year	45	30	43	55	45	70
Aircraft delivered	(8)	—	(18)	—	(21)	—
Aircraft ordered	—	—	8	—	18	—
New options	—	4	—	—	—	—
Exercised options	(1)	—	12	(12)	8	(8)
Expired options	—	(20)	—	(13)	—	(7)
Orders assigned subject to leaseback (1)	—	—	—	—	(7)	—
End of fiscal year	36	14	45	30	43	55
_______________

(1)	During fiscal year 2014, we transferred our interest in seven aircraft previously ordered in return for $106.1 million in progress payments previously paid on these aircraft.
We periodically purchase aircraft for which we have no orders. During fiscal year 2016, we purchased one aircraft for which we did not have orders. During fiscal year 2015, we purchased three aircraft for which we did not have orders.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Leases — We have non-cancelable operating leases in connection with the lease of certain equipment, land and facilities, including leases for aircraft. Rental expense incurred under all operating leases was $211.8 million, $164.8 million and $105.8 million in fiscal years 2016, 2015 and 2014, respectively. Rental expense incurred under operating leases for aircraft was $184.0 million, $138.3 million and $83.5 million in fiscal years 2016, 2015 and 2014, respectively. As of March 31, 2016, aggregate future payments under all non-cancelable operating leases that have initial or remaining terms in excess of one year, including leases for 87 aircraft, are as follows (in thousands):

	Aircraft	Other	Total
Fiscal year ending March 31,
2017	$174,349	$10,385	$184,734
2018	154,156	10,595	164,751
2019	126,003	9,874	135,877
2020	86,449	8,189	94,638
2021	19,614	7,384	26,998
Thereafter	12,663	46,307	58,970
	$573,234	$92,734	$665,968
In fiscal years 2016 and 2015, we sold three and 14 aircraft for $29.2 million and $380.7 million, respectively, and entered into separate agreements to lease these aircraft back. Additionally, in fiscal year 2014, we received payment of approximately $106.1 million for progress payments we had previously made on seven aircraft under construction and we assigned any future payments due on these construction agreements to the purchaser. We leased the aircraft back from the purchaser upon completion. See Note 1 for further details.
The aircraft leases range from base terms of up to 180 months with renewal options of up to 240 months in some cases, include purchase options upon expiration and some include early purchase options. The leases contain terms customary in transactions of this type, including provisions that allow the lessor to repossess the aircraft and require us to pay a stipulated amount if we default on our obligations under the agreements. These leases are included in the amounts disclosed above. The following is a summary of the terms related to aircraft leased under operating leases with original or remaining terms in excess of one year as of March 31, 2016:

End of Lease Term	Number of Aircraft
Fiscal year 2017 to fiscal year 2018	20
Fiscal year 2019 to fiscal year 2021	44
Fiscal year 2022 to fiscal year 2024	23
87
Employee Agreements — Approximately 50% of our employees are represented by collective bargaining agreements and/or unions with 84.9% of these employees being represented by collective bargaining agreements and/or unions that have expired or will expire in one year. These agreements generally include annual escalations of up to 6%. Periodically, certain groups of our employees who are not covered by a collective bargaining agreement consider entering into such an agreement. We also have employment agreements with members of senior management. For discussion on separation programs between the Company and its employees, see Note 9.
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
Environmental Contingencies — The U.S. Environmental Protection Agency, also referred to as the EPA, has in the past notified us that we are a potential responsible party, or PRP, at three former waste disposal facilities that are on the National Priorities List of contaminated sites. Under the federal Comprehensive Environmental Response, Compensation and Liability Act, also known as the Superfund law, persons who are identified as PRPs may be subject to strict, joint and several liability for the costs of cleaning up environmental contamination resulting from releases of hazardous substances at National Priorities List sites. Although we have not yet obtained a formal release of liability from the EPA with respect to any of the sites, we believe that our potential liability in connection with the sites is not likely to have a material adverse effect on our business, financial condition and results of operations.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Purchase Obligations — As of March 31, 2016, we had $327.3 million of other purchase obligations representing unfilled purchase orders for aircraft parts, commitments associated with upgrading facilities at our bases and non-cancelable power-by-the-hour maintenance commitments. For further details on the non-cancelable power-by-the-hour maintenance commitments, see Note 1.
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
On February 3, 2016, a Sikorsky S-76C++ operated by us was involved in a controlled water landing with minor injuries reported for the nine passengers and two crew onboard the aircraft. The cause(s) of the incident remain unknown at this time. We are fully cooperating with local authorities in their investigation to determine the cause. Following standard practice and out of an abundance of caution, the Nigerian Civil Aviation Authority (the “NCAA”) advised us to temporarily suspend operation of the 16 Sikorsky S-76C model aircraft we operate in Nigeria until they completed their review of our operations and meetings with our management. We cooperated fully with the NCAA during the audit and resumed service of the Sikorsky S-76 aircraft in early March 2016 following the audit’s completion.
On April 29, 2016, an accident occurred with an Airbus Helicopters EC225LP (also known as a H225) model helicopter operated by another helicopter company, which resulted in a crash near Turøy outside of Bergen, Norway. The aircraft was carrying eleven passengers and two crew members at the time of the accident. Thirteen fatalities were reported. The cause of the accident is not yet known and is under investigation by authorities in Norway.
We operate a total of 27 H225 model aircraft worldwide (including 16 owned and 11 leased) as follows:
•Five H225 model aircraft registered in Norway;
•Thirteen H225 model aircraft registered in the United Kingdom; and
•Nine H225 model aircraft registered in Australia.
The Norwegian Civil Aviation Authority issued a safety directive on April 29, 2016, requiring operators to suspend public transport flights and commercial air transport operations of all Airbus Helicopters EC225LP model aircraft registered in, or flying in or offshore of, Norway. The safety directive permits continued search and rescue flights of the affected aircraft in Norway for the purpose of saving life. As a result, we will continue to operate four H225 model aircraft in Norway solely for search and rescue missions, but we will not be operating a fifth H225 model aircraft in Norway until further notice.
The UK Civil Aviation Authority also issued a safety directive on April 29, 2016, requiring operators to suspend public transport flights and commercial air transport operations of all Airbus Helicopters EC225LP model aircraft registered in, or flying in or offshore of the United Kingdom. The safety directive permits continued search and rescue flights of the affected aircraft in Norway for the purpose of saving life however, Bristow has no EC225 aircraft operating in SAR in the UK. As a result, we will not be operating the 13 H225 model aircraft in the UK until further notice.
We have also suspended operations of six of our nine H225 model aircraft in Australia. We will continue to operate up to three H225 model aircraft solely for search and rescue missions for the purpose of saving life.
Our other aircraft fleets, including search and rescue, continue to operate globally. We expect to increase utilization of other in-region aircraft and implement contingency plans designed to identify other available aircraft that can be safely and quickly mobilized to minimize or eliminate the impact on our client’s critical operations. It is too early to determine whether the accident will have a material impact on us.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

may ultimately be interpreted.  We believe that payment of amounts in these instances is not probable at this time, but is reasonably possible.
A loss contingency is reasonably possible if the contingency has a more than remote but less than probable chance of occurring. Although management believes that there is no clear requirement to pay amounts at this time and that positions exist suggesting that no further amounts are currently due, it is reasonably possible that a loss could occur for which we have estimated a maximum loss at March 31, 2016 to be approximately $7 million to $10 million.
We are a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.
Note 8 — TAXES
The components of deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2016	2015
Deferred tax assets:
Foreign tax credits	$41,140	$31,134
Net operating losses	28,695	17,487
Accrued pension liability	13,266	21,657
Accrued equity compensation	17,092	12,728
Deferred revenue	1,749	2,156
Employee award programs	5,098	7,515
Employee payroll accruals	5,099	5,118
Inventories	3,305	5,259
Investment in unconsolidated affiliates	10,863	6,539
Other	4,903	4,790
Valuation allowance	(29,373)	(11,700)
Total deferred tax assets	$101,837	$102,683
Deferred tax liabilities:
Property and equipment	$(202,388)	$(207,395)
Inventories	(799)	(196)
Investment in unconsolidated affiliates	(38)	—
Employee programs	(1,360)	(1,564)
Other	(3,390)	(8,378)
Total deferred tax liabilities	$(207,975)	$(217,533)
Net deferred tax liabilities	$(106,138)	$(114,850)
Companies may use foreign tax credits to offset the U.S. income taxes due on income earned from foreign sources. However, the credit that may be claimed for a particular taxable year is limited by the total income tax on the U.S. income tax return as well as by the ratio of foreign source net income in each statutory category to total net income. The amount of creditable foreign taxes available for the taxable year that exceeds the limitation (i.e., “excess foreign tax credits”) may be carried back one year and forward ten years. We have $41.1 million of excess foreign tax credits as of March 31, 2016, of which $6.6 million will expire in fiscal year 2021, $3.9 million will expire in fiscal year 2022, $0.2 million will expire in fiscal year 2023, $15.6 million will expire in fiscal year 2024 and $14.8 million will expire in 2025. In fiscal year 2016, we generated $127.5 million of net operating loss in the U.S. which we plan to carryback to fiscal years 2014 and 2015 to claim a cash refund. Any unused losses after carryback will expire in 2036.

We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. As of March 31, 2016, valuation allowances totaled $29.4 million for operating loss carryforwards. The increase in the valuation allowance of $17.7 million in fiscal year 2016 resulted from foreign losses. This increase does not include an additional $2.4 million recorded in additional paid-in capital resulting from the purchase of the remaining 15% of the outstanding shares of Airnorth in fiscal year 2016.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of income before provision for income taxes for fiscal years 2016, 2015 and 2014 are as follows (in thousands):

	Fiscal Year Ended March 31,
	2016	2015	2014
Domestic	$(115,277)	$(40,602)	$(14,357)
Foreign	36,046	152,075	259,348
Total	$(79,231)	$111,473	$244,991
The provision for income taxes for fiscal years 2016, 2015 and 2014 consisted of the following (in thousands):

	Fiscal Year Ended March 31,
	2016	2015	2014
Current:
Domestic	$(29,907)	$4	$36,872
Foreign	27,317	34,822	33,939
	$(2,590)	$34,826	$70,811
Deferred:
Domestic	$(4,483)	$(11,358)	$(6,646)
Foreign	4,991	(702)	(6,953)
	$508	$(12,060)	$(13,599)
Total	$(2,082)	$22,766	$57,212
The reconciliation of the U.S. Federal statutory tax rate to the effective income tax rate for the provision for income taxes is shown below:

	Fiscal Year Ended March 31,
	2016	2015	2014
Statutory rate	35.0%	35.0%	35.0%
Net foreign tax on non-U.S. earnings	(8.4)%	26.3%	11.8%
Benefit of foreign tax deduction in the U.S.	2.6%	—%	—%
Foreign earnings indefinitely reinvested abroad	15.9%	(47.0)%	(18.9)%
Change in valuation allowance	(25.3)%	4.0%	1.8%
Foreign earnings that are currently taxed in the U.S.	(7.9)%	8.7%	4.1%
Effect of reduction in corporate income tax rate	1.1%	—%	(1.2)%
Dividend inclusion as a result of internal realignment	—%	—%	1.1%
Goodwill impairment	(11.8)%	—%	—%
Benefit of current year foreign tax credits	—%	(11.3)%	(5.2)%
Tax reserve release	0.2%	(0.1)%	(0.7)%
Other, net	1.2%	4.8%	(4.4)%
Effective tax rate	2.6%	20.4%	23.4%
Our effective income tax rate for fiscal year 2016 is 2.6% representing the income tax benefit rate for the fiscal year, which was reduced by $20.1 million of tax expense for an increase in valuation allowance and increased by $0.9 million of tax benefit due to the revaluation of our deferred taxes as a result of the enactment of a tax rate reduction in the U.K. and a $2.1 million tax benefit due to the deduction of foreign tax in lieu of foreign tax credits.
A portion of our aircraft fleet is owned directly or indirectly by our wholly owned Cayman Island subsidiaries. Our foreign operations combined with our leasing structure provided a material benefit to the effective tax rates for fiscal years 2016, 2015 and 2014. In fiscal year 2016, our unfavorable permanent differences, such as valuation allowances and non-tax deductible goodwill write-off had the effect of increasing our income tax expense and reducing our effective tax rate applied to pre-tax losses. Also, our effective tax rates for fiscal years 2016, 2015 and 2014 benefited from the permanent investment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided.
In fiscal year 2016, our effective tax rate was impacted by valuation allowances of $20.1 million and a change in the mix of geographic earnings in which we experienced U.S. losses offset by taxes in jurisdictions taxed on a deemed profit basis. The current effective tax rate was impacted by the tax effect of the $41.6 million goodwill impairment discussed in Note 1. Fiscal year 2014 includes a benefit due to the revaluation of our deferred taxes as a result of the enactment of tax rate reductions in the U.K. of $2.9 million effective April 1 of that year.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In August 2008, certain of our existing and newly created subsidiaries completed intercompany leasing transactions involving eleven aircraft. The tax benefit of this transaction is being recognized over the remaining useful life of the assets, which is approximately 13 years. During each of the fiscal years 2016, 2015 and 2014, this transaction resulted in a $2.8 million, $2.9 million and $2.9 million reduction in our consolidated provision for income taxes, respectively.
Our operations are subject to the jurisdiction of multiple tax authorities, which impose various types of taxes on us, including income, value added, sales and payroll taxes. Determination of taxes owed in any jurisdiction requires the interpretation of related tax laws, regulations, judicial decisions and administrative interpretations of the local tax authority. As a result, we are subject to tax assessments in such jurisdictions including the re-determination of taxable amounts by tax authorities that may not agree with our interpretations and positions taken. The following table summarizes the years open by jurisdiction as of March 31, 2016:

Jurisdiction	Years Open
U.S.	Fiscal year 2013 to present
U.K.	Fiscal year 2014 to present
Nigeria	Fiscal year 2009 to present
Trinidad	Fiscal year 2005 to present
Australia	Fiscal year 2012 to present
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
We have analyzed filing positions in the federal, state and foreign jurisdictions where we are required to file income tax returns for all open tax years. We believe that the settlement of any tax contingencies would not have a significant impact on our consolidated financial position, results of operations and/or liquidity. In fiscal years 2016, 2015 and 2014, we had a net (benefit) provision of $0.4 million, $0.5 million and $(1.5) million, respectively, of reserves for tax contingencies primarily related to non-U.S. income tax on foreign leasing operations. Our policy is to accrue interest and penalties associated with uncertain tax positions in our provision for income taxes. In fiscal years 2016, 2015 and 2014, $0.3 million, $0.4 million and $0.1 million, respectively, in interest and penalties were accrued in connection with uncertain tax positions.
As of March 31, 2016 and 2015, we had $1.1 million and $4.9 million, respectively, of unrecognized tax benefits, all of which would have an impact on our effective tax rate, if recognized. The $4.2 million recorded in fiscal year 2014 relates to pre-acquisition tax matters for the February 2014 acquisition of a 60% interest in Eastern Airways and are the subject of an indemnity, for which a corresponding indemnity asset has been established for the same amount. In fiscal year 2016, we determined that the reserve for tax contingencies related to Eastern Airways pre-acquisition tax matters was no longer needed as all related tax matters were resolved or expired, therefore, the liability was released along with the corresponding indemnity.
The activity associated with our unrecognized tax benefit during fiscal years 2016 and 2015 is as follows (in thousands):

	Fiscal Year Ended March 31,
	2016	2015
Unrecognized tax benefits – beginning of fiscal year	$4,904	$4,380
Eastern pre-acquisition tax liability	(4,193)	—
Increases for tax positions taken in prior years	898	591
Decreases for tax positions taken in prior years	(188)	—
Decrease related to statute of limitation expirations	(328)	(67)
Unrecognized tax benefits – end of fiscal year	$1,093	$4,904
Unremitted foreign earnings reinvested abroad upon which U.S. income taxes have not been provided aggregated approximately $832.1 million and $805.3 million as of March 31, 2016 and 2015, respectively. No accrual of income tax has been made for fiscal years 2016 and 2015 related to these indefinitely reinvested earnings as there was no plan in place to repatriate any of these foreign earnings to the U.S. as of the end of the fiscal year. Withholding taxes, if any, upon repatriation would not be significant. We do not currently provide for U.S. deferred taxes on unremitted earnings of our foreign subsidiaries as such earnings are deemed to be permanently reinvested. If such earnings were to be distributed, we could be subject to U.S. taxes, which may have a material impact on our results of operations. We cannot practicably estimate the amount of additional taxes that might be payable on unremitted earnings

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We receive a tax benefit that is generated by certain employee stock benefit plan transactions. This benefit is recorded directly to additional paid-in-capital on our consolidated balance sheets and does not reduce our effective income tax rate. The tax benefit for fiscal years 2015 and 2014 totaled approximately $1.6 million and $5.7 million, respectively. We did not receive any tax benefits in fiscal year 2016 relating to employee stock benefit plan transactions.
Income taxes paid during fiscal years 2016, 2015 and 2014 were $28.0 million, $34.8 million and $59.1 million, respectively.
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
On March 1, 2016, the defined benefit pension plan in Norway discussed below was closed and replaced with a defined contribution plan.
Our contributions to our defined contribution plans were $22.2 million, $15.2 million and $12.7 million for fiscal years 2016, 2015 and 2014, respectively.
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
Bristow Norway had a final salary defined benefit pension plan, which was closed on March 1, 2016 as discussed above. Under this plan, pilots could have retired from age 58 and other employees from age 62 (after meeting certain criteria). Bristow Norway also participates in the standard Norwegian Avtalefestet pension (contractual pension or “AFP”), which is accounted for as a defined contribution plan. The pension benefit was a percentage of final salary in excess of a deductible. The maximum pension was available to those with 30 or more years of service as of the date of retirement. Additionally, there were associated death and disability benefits. Plan assets were held in an insurance policy with an insurance company and contributions followed Norwegian rules, which were based on an individual actuarial calculation for each plan member.
The closure of the Bristow Norway final salary plan on March 1, 2016 has led to a curtailment and settlement of the projected benefit obligations. All active members of the plan have been transferred to the new defined contribution for future service and the accrued individual insurance reserves for the majority of the beneficiaries will be transferred to individual insurance policies shortly after the 2016 financial year end. The remaining liabilities in respect of partially disabled beneficiaries are similarly expected to be settled before the end of the 2017 fiscal year end.

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

	Fiscal Year Ended March 31,
	2016	2015

	(In thousands)
Change in benefit obligation:
Projected benefit obligation (PBO) at beginning of period	$639,299	$637,641
Service cost	8,243	7,878
Interest cost	20,108	26,000
Actuarial loss (gain)	(17,096)	86,940
Benefit payments and expenses	(29,836)	(28,191)
Curtailments	(12,960)	—
Settlements	(65,799)	—
Effect of exchange rate changes	(16,906)	(90,969)
Projected benefit obligation (PBO) at end of period	$525,053	$639,299
Change in plan assets:
Market value of assets at beginning of period	$539,723	$550,818
Actual return on assets	(6,271)	57,691
Employer contributions	32,128	34,633
Benefit payments and expenses	(29,836)	(28,191)
Settlements	(65,799)	—
Effect of exchange rate changes	(14,999)	(75,228)
Market value of assets at end of period	$454,946	$539,723
Reconciliation of funded status:
Accumulated benefit obligation (ABO)	$524,540	$615,136
Projected benefit obligation (PBO)	$525,053	$639,299
Fair value of assets	(454,946)	(539,723)
Net recognized pension liability	$70,107	$99,576
Amounts recognized in accumulated other comprehensive loss	$235,720	$252,920

	Fiscal Year Ended March 31,
	2016	2015	2014

	(In thousands)
Components of net periodic pension cost:
Service cost for benefits earned during the period	$8,243	$7,878	$7,886
Interest cost on PBO	20,108	26,000	26,861
Expected return on assets	(27,208)	(31,020)	(29,282)
Amortization of unrecognized losses	8,246	6,653	7,705
Net periodic pension cost	$9,389	$9,511	$13,170
The amount in accumulated other comprehensive loss as of March 31, 2016 expected to be recognized as a component of net periodic pension cost in fiscal year 2017 is $6.8 million, net of tax, and represents amortization of the net actuarial losses.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Actuarial assumptions used to develop the components of the U.K. plans were as follows:

	Fiscal Year Ended March 31,
	2016	2015	2014
Discount rate	3.30%	4.40%	4.40%
Expected long-term rate of return on assets	5.40%	6.29%	6.29%
Pension increase rate	2.80%	3.10%	3.30%
Actuarial assumptions used to develop the components of the Norway plan were as follows:

	Fiscal Year Ended March 31,
	2016	2015	2014
Discount rate	2.50%	4.25%	4.00%
Rate of compensation increase	3.50%	4.00%	4.25%
Social Security increase amount	3.25%	3.75%	4.00%
Expected return on plan assets	1.50%	2.75%	3.25%
Pension increase rate	—%	1.75%	1.25%
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The market value of the plan's assets as of March 31, 2016 and 2015 was allocated between asset classes as follows. Details of target allocation percentages under the Trustee’s investment strategies as of the same dates are also included.

	Target Allocation as of March 31,		Actual Allocation as of March 31,
Asset Category	2016	2015	2016	2015
Equity securities	58.3%	58.3%	60.7%	57.1%
Debt securities	31.1%	31.1%	35.9%	35.8%
Property	—%	—%	0.1%	1.6%
Other assets	10.6%	10.6%	3.3%	5.5%
Total	100.0%	100.0%	100.0%	100.0%
The following table summarizes, by level within the fair value hierarchy, the plan assets we had as of March 31, 2016, which are valued at fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2016
Cash and cash equivalents	$14,229	$—	$—	$14,229
Equity investments - U.K.	—	61,085	—	61,085
Equity investments - Non-U.K.	—	117,140	—	117,140
Diversified growth (absolute return) funds	—	98,024	—	98,024
Government debt securities	—	72,728	—	72,728
Corporate debt securities	—	89,256	—	89,256
Insurance policies	—	—	2,484	2,484
Total investments	$14,229	$438,233	$2,484	$454,946
The following table summarizes, by level within the fair value hierarchy, the plan assets we had as of March 31, 2015, which are valued at fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2015
Cash and cash equivalents	$13,657	$—	$—	$13,657
Equity investments - U.K.	—	104,953	—	104,953
Equity investments - Non-U.K.	—	98,867	—	98,867
Diversified growth (absolute return) funds	—	101,242	—	101,242
Government debt securities	—	71,998	—	71,998
Corporate debt securities	—	93,079	—	93,079
Insurance policies	—	—	55,927	55,927
Total investments	$13,657	$470,139	$55,927	$539,723
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes in the Level 3 plan assets for fiscal year 2016 (in thousands):

March 31, 2015	$55,927
Actual return on assets	3,132
Net purchases, sales and settlements	(56,859)
Effect of exchange rate changes	284
March 31, 2016	$2,484
Estimated future benefit payments over each of the next five fiscal years from March 31, 2016 and in aggregate for the following five fiscal years after fiscal year 2021, including life assurance premiums, are as follows (in thousands):

Projected Benefit Payments by the Plans for Fiscal Years Ending March 31,	Payments
2017	$22,468
2018	22,997
2019	23,572
2020	24,003
2021	24,578
Aggregate 2022 - 2025	131,082
We expect to fund these payments with our cash contributions to the plans, plan assets and earnings on plan assets. The current estimates of our cash contributions for our pension plans required for fiscal year 2017 are expected to be $17.8 million.
Incentive Compensation
Incentive and Stock Option Plans — Stock–based awards are currently made under the Bristow Group Inc. 2007 Long-Term Incentive Plan (the “2007 Plan”). As of March 31, 2016, a maximum of 5,400,000 shares of Common Stock are reserved, including 1,468,226 shares available for incentive awards under the 2007 Plan. Awards granted under the 2007 Plan may be in the form of stock options, stock appreciation rights, shares of restricted stock, other stock-based awards (payable in cash or our Common Stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants.
In addition, we have the following incentive and stock plans which have awards outstanding as of March 31, 2016, but under which we no longer make grants:

•
The 2004 Stock Incentive Plan (the “2004 Plan”), which provided for awards to officers and key employees in the form of stock options, stock appreciation rights, restricted stock, other stock-based awards or any combination thereof. Options become exercisable at such time or times as determined at the date of grant and expire no more than ten years after the date of grant.

•
The 2003 Non-qualified Stock Option Plan for Non-employee Directors (the “2003 Director Plan”), which provided for a maximum of 250,000 shares of our Common Stock to be issued pursuant to such plan. As of the date of each annual meeting, each non-employee director who met certain attendance criteria was automatically granted an option to purchase 5,000 shares of our Common Stock. The exercise price of the options granted was equal to the fair market value of our Common Stock on the date of grant, and the options were exercisable not earlier than six months after the date of grant and expire no more than ten years after the date of grant.

In June 2015, June 2014 and June 2013, the Compensation Committee of our board of directors authorized the grant of stock options, time vested restricted stock and long-term performance cash awards to participating employees. Each of the stock options has a ten-year term and has an exercise price equal to the fair market value (as defined in the 2007 Plan) of our Common Stock on the grant date of $58.17, $74.37 and $62.66 per share for the June 2015, June 2014 and June 2013 awards, respectively. The options will vest in annual installments of one-third each, beginning on the first anniversary of the grant date. Restricted stock grants vest at the end of three years. Performance cash awards allow the recipient to receive from 0 to 200% of the target amount at the end of three years depending on how our total shareholder return ranks among a peer group over the performance period. The value of the performance cash awards is calculated on a quarterly basis by comparing the performance of our Common Stock, including any dividends paid since the award date, against the peer group and has a maximum potential payout of $14.0 million, $13.8 million and $12.2 million for the June 2015, June 2014 and June 2013 awards, respectively. The total value of the awards is recognized as compensation expense over a three-year vesting period with the recognition amount being adjusted quarterly. Compensation expense related to the performance cash awards during fiscal years 2016, 2015 and 2014 was $1.4 million, $14.1 million and $8.7 million, respectively. Performance cash compensation expense has been allocated to our various regions.

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
Total share-based compensation expense, which includes stock options, restricted stock and restricted stock units, was $21.2 million, $16.4 million and $15.4 million for fiscal years 2016, 2015 and 2014, respectively. Stock-based compensation expense is included in general and administrative expense in the consolidated statements of operations and has been allocated to our various regions. As of March 31, 2016 and 2015, there were no non-vested restricted stock units.
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
On May 23, 2016, our board of directors approved an amendment and restatement of the 2007 Plan, subject to approval by our stockholders, that would effect each of the following changes: (i) reserve an additional 5,250,000 “shares” (or 2,625,000 full value shares) that, when combined with “shares” remaining available for issuance under the 2007 plan would result in a total of approximately 6,400,000 “shares” (or approximately 3,200,000 full value shares) available for issuance under the amended and restated 2007 plan, with each option and stock appreciation right granted under the amended and restated 2007 plan counting as one “shares” against such total and with each incentive award that may be settled in common stock counting as two “shares” (or one full value share) against such total; (ii) increase the maximum share-based employee award under the amended and restated 2007 plan from 500,000 full value shares to 1,000,000 full value shares; (iii) set the maximum aggregate compensation and incentive awards that may be provided by the Company in any calendar year to any non-employee member of the board of directors at $1,125,000; and (iv) make other administrative and updating changes.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of our stock option activity for fiscal year 2016 is presented below:

	Weighted Average Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in thousands)
Outstanding at March 31, 2015	$57.80	1,336,136
Granted	57.52	740,718
Exercised	—	—
Expired or forfeited	54.94	(35,412)
Outstanding at March 31, 2016	57.74	2,041,442	4.85	$—
Exercisable at March 31, 2016	53.40	1,057,607	6.75	$—
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

The following table shows the assumptions we used to compute the stock-based compensation expense for stock option grants issued during fiscal years 2016, 2015 and 2014.

	Fiscal Year Ended March 31,
	2016	2015	2014
Risk free interest rate	1.62%	1.67%	1.0%
Expected life (years)	5	5	5
Volatility	28.1%	30.1%	48.7%
Dividend yield	3.14%	2.06%	1.60%
Weighted average grant-date fair value of options granted	$10.71	$17.17	$23.77
Unrecognized stock-based compensation expense related to nonvested stock options was approximately $7.6 million as of March 31, 2016, relating to a total of 983,835 unvested stock options. We recognize compensation expense on a straight-line basis over the requisite service period for the entire award. We expect to recognize this stock-based compensation expense over a weighted average period of approximately 1.7 years. The total fair value of options vested during fiscal years 2016, 2015 and 2014 was approximately $7.4 million, $8.9 million and $5.1 million, respectively.
The total intrinsic value, determined as of the date of exercise, of options exercised during fiscal years 2016, 2015 and 2014 was zero, $2.4 million and $15.5 million, respectively. The total amount of cash we received from option exercises during fiscal years 2016, 2015 and 2014 was zero, $5.2 million and $15.4 million, respectively. The total tax benefit attributable to options exercised during fiscal years 2016, 2015 and 2014 was zero, $0.6 million and $5.4 million, respectively.
The excess tax benefits from stock-based compensation for fiscal years 2016, 2015 and 2014 of zero, $1.6 million and $5.7 million, respectively, are reported on our consolidated statements of cash flows in financing activities. This represents the reduction in the provision for income taxes otherwise payable during the period attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in current and prior periods.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have restricted stock awards that cliff vest on the third anniversary from the date of grant provided the grantee is still employed by the Company, subject to the Company’s retirement policy.
We record compensation expense for restricted stock awards based on an estimate of the service period related to the awards, which is tied to the future performance of our stock over certain time periods under the terms of the award agreements. The estimated service period is reassessed quarterly. Changes in this estimate may cause the timing of expense recognized in future periods to accelerate. Compensation expense related to awards of restricted stock and restricted stock units for fiscal years 2016, 2015 and 2014 was $12.9 million, $10.1 million and $9.4 million, respectively.
The following is a summary of non-vested restricted stock as of March 31, 2016 and 2015 and changes during fiscal year 2016:

	Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of March 31, 2015	419,229	$62.81
Granted	213,349	56.76
Forfeited	(9,238)	65.62
Vested	(182,484)	49.72
Non-vested as of March 31, 2016	440,856	65.24
Unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $11.1 million as of March 31, 2016, relating to a total of 440,856 unvested restricted stock. We expect to recognize this stock-based compensation expense over a weighted average period of approximately 1.7 years.
The Annual Incentive Compensation Plan provides for an annual award of cash bonuses to key employees based primarily on pre-established objective measures of performance. The bonuses related to this plan were $19.9 million and $17.2 million for fiscal years 2015 and 2014, respectively. There were no bonuses awarded related to this plan during fiscal year 2016.
Additionally, we have a non-qualified deferred compensation plan for our senior executives. Under the terms of the plan, participants can elect to defer a portion of their compensation for distribution at a later date. In addition, we have the discretion to make annual tax deferred contributions to the plan on the participants’ behalf. We contributed $1.3 million, $1.5 million and $0.9 million to this plan in each of fiscal years 2016, 2015 and 2014, respectively. The assets of the plan are held in a rabbi trust and are subject to our general creditors. As of March 31, 2016, the amount held in trust was $3.0 million.
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
Separation Agreements — On April 18, 2016, Mr. Jeremy Akel, Senior Vice President and Chief Operating Officer the Company, departed the Company. Mr. Akel is in the process of negotiating a Separation Agreement and Release in Full to specify the terms of his departure from the Company with the benefits and compensation provided in connection therewith anticipated to be substantially consistent with the termination without cause terms set forth in the Bristow Group Inc. Management Severance Benefits Plan for U.S. Employees effective June 4, 2014. During fiscal year 2017, we expect to recognize $4.0 million in compensation expense related to the departure of Mr. Akel and two other officers.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2015, we offered a voluntary separation program (“VSP”) to certain employees as part of our ongoing efforts to improve efficiencies and reduce costs. The VSP was offered to approximately 2,888 employees and 137 employees accepted prior to the expiration of the offers, the date of which varied by region. During fiscal year 2016, we recognized $8.6 million in severance expense as a result of the VSP, $7.7 million of which is included in direct cost and $0.9 million in general administrative expense. Additionally, beginning in March 2015, we initiated involuntary separation programs (“ISPs”) and other reductions in force in certain regions. During fiscal year 2015, we recognized $0.9 million in severance expense included in direct costs and general and administrative expense in our Africa region. During fiscal year 2016, we recognized $13.9 million in severance expense as a result of the ISPs and other reductions in force across all regions, $5.1 million of which is included in direct cost and $8.8 million in general administrative expense.
During fiscal years 2015 and 2014, we recognized $0.9 million and $2.9 million, respectively, in severance expense included in direct costs and general and administrative expense in our Americas region, primarily as a result of our planned closure of our Alaska operations. During fiscal year 2014, we recognized $2.1 million in compensation expense included in direct cost related to severance costs as a result of the termination of two separate contracts in the Southern North Sea. Also, during fiscal years 2015 and 2014, we recognized approximately $5.5 million, and $2.9 million, respectively, in compensation expense (including expenses recorded for the acceleration of unvested stock options and restricted stock), included in general and administrative expense, related to the separation between us and officers.
Note 10 — STOCKHOLDERS’ INVESTMENT, EARNINGS PER SHARE AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Stockholders’ Investment
Common Stock — The total number of authorized shares of our Common Stock reserved as of March 31, 2016 was 3,950,524. These shares are reserved in connection with our stock-based compensation plans.
The following is a summary of changes in outstanding shares of Common Stock for the years ended March 31, 2016 and 2015:

	Shares	Weighted Average Price Per Share
Outstanding as of March 31, 2014	35,708,469
Exercise of stock options	114,145	$45.31
Issuance of restricted stock	176,609	73.73
Repurchases of Common Stock	(1,160,940)	69.63
Other	91	67.47
Outstanding as of March 31, 2015	34,838,374
Issuance of restricted stock	138,369	45.69
Outstanding as of March 31, 2016	34,976,743
Restrictions on Foreign Ownership of Common Stock — Under the Federal Aviation Act, it is unlawful to operate certain aircraft for hire within the U.S. unless such aircraft are registered with the Federal Aviation Administration (the “FAA”) and the FAA has issued an operating certificate to the operator. As a general rule, aircraft may be registered under the Federal Aviation Act only if the aircraft are owned or controlled by one or more citizens of the U.S. and an operating certificate may be granted only to a citizen of the U.S. For purposes of these requirements, a corporation is deemed to be a citizen of the U.S. only if, among other things, at least 75% of its voting interests are owned or controlled by U.S. citizens. If persons other than U.S. citizens should come to own or control more than 25% of our voting interest or if any other requirements are not met, we have been advised that our aircraft may be subject to deregistration under the Federal Aviation Act, and we may lose our ability to operate within the U.S. Deregistration of our aircraft for any reason, including foreign ownership in excess of permitted levels, would have a material adverse effect on our ability to conduct operations within our North America and Bristow Academy business units. Therefore, our organizational documents currently provide for the automatic suspension of voting rights of shares of our Common Stock owned or controlled by non-U.S. citizens, and our right to redeem those shares, to the extent necessary to comply with these requirements. As of March 31, 2016, approximately 1,512,000 shares of our Common Stock were held by persons with foreign addresses. These shares represented approximately 4% of our total outstanding common shares as of March 31, 2016. Our foreign ownership may fluctuate on each trading day because our Common Stock is publicly traded.
Dividends — We paid quarterly dividends of $0.34 per share during the first, second and third quarters of fiscal year 2016 and $0.07 per share during the fourth quarter of fiscal year 2016, quarterly dividends of $0.32 per share during each quarter of fiscal year 2015 and quarterly dividends of $0.25 per share during each quarter of fiscal year 2014. On May 23, 2016, our board

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of directors approved a dividend of $0.07 per share of Common Stock, payable on June 29, 2016 to shareholders of record on June 14, 2016. For fiscal years 2016, 2015 and 2014, we paid dividends totaling $38.1 million, $45.1 million and $36.3 million, respectively, to our stockholders. The declaration of future dividends is at the discretion of our board of directors and subject to our results of operations, financial condition, cash requirements and other factors and restrictions under applicable law and our debt instruments.
Share Repurchases — We did not repurchase any shares of Common Stock during fiscal year 2016. During fiscal years 2015 and 2014, we repurchased 1,160,940 and 1,043,875 shares of our Common Stock for $80.8 million and $77.7 million, respectively. As of May 20, 2016, we had $150.0 million of remaining repurchase authority that was authorized by our board of directors for share repurchases through November 4, 2016; however, covenants in our debt agreements restrict our ability to repurchase our Common Stock. Shares outstanding used to calculate earnings per share during fiscal years 2016, 2015 and 2014 reflect the repurchase of shares when they were delivered.
Earnings per Share
Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per common share excludes options to purchase shares and restricted stock awards, which were outstanding during the period but were anti-dilutive, as follows:

	Fiscal Year Ended March 31,
	2016	2015	2014
Options:
Outstanding	1,194,783	682,800	297,595
Weighted average exercise price	$62.11	$69.04	$43.59
Restricted stock awards:
Outstanding	286,804	—	7,416
Weighted average price	$37.27	$—	$70.90
The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended March 31,
	2016	2015	2014
Earnings (in thousands):
Income (loss) available to common stockholders – basic	$(73,940)	$84,300	$186,737
Interest expense on assumed conversion of 3% Convertible Senior Notes, net of tax (1)	—	—	—
Income (loss) available to common stockholders – diluted	$(73,940)	$84,300	$186,737
Shares:
Weighted average number of common shares outstanding – basic	34,893,844	35,193,480	36,283,853
Assumed conversion of 3% Convertible Senior Notes outstanding during the period (1)	—	—	—
Net effect of dilutive stock options, restricted stock units and restricted stock awards based on the treasury stock method	—	335,125	412,911
Weighted average number of common shares outstanding – diluted	34,893,844	35,528,605	36,696,764
Basic earnings (loss) per common share	$(2.12)	$2.40	$5.15
Diluted earnings (loss) per common share	$(2.12)	$2.37	$5.09
_______________

(1)
Diluted earnings per common share for fiscal years 2016, 2015 and 2014 excluded a number of potentially dilutive shares determined pursuant to a specified formula initially issuable upon the conversion of our 3% Convertible Senior Notes. The 3% Convertible Senior Notes were convertible, under certain circumstances, using a net share settlement process, into a combination of cash and our Common Stock. As of March 31, 2016, we had repurchased the $115.0 million principal amount of our 3% Convertible Senior Notes. Prior to the purchase, upon conversion of a note, the holder would have received cash equal to the principal amount of the note and Common Stock to the extent of the note’s conversion value in excess of such principal amount. In addition, if at the time of conversion the applicable price of our Common Stock exceeded the base conversion price, holders would have received additional shares of our Common Stock per $1,000 principal amount of notes, as determined pursuant to a specified formula. Such shares did not impact our calculation of diluted earnings per share for fiscal years 2016, 2015 and 2014 as our average stock price during these periods did not meet or exceed the conversion requirements. See Note 5 for further details.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Income
The following table sets forth the changes in the balances of each component of accumulated other comprehensive income:

	Currency Translation Adjustments	Pension Liability Adjustments (1)	Total
Outstanding as of March 31, 2013	$14,689	$(214,372)	$(199,683)
Other comprehensive income before reclassification	19,810	17,063	36,873
Reclassified from accumulated other comprehensive income	—	6,304	6,304
Net current period other comprehensive income	19,810	23,367	43,177
Foreign exchange rate impact	23,313	(23,313)	—
Outstanding as of March 31, 2014	57,812	(214,318)	(156,506)
Other comprehensive income before reclassification	(76,845)	(42,301)	(119,146)
Reclassified from accumulated other comprehensive income	—	5,323	5,323
Net current period other comprehensive income	(76,845)	(36,978)	(113,823)
Foreign exchange rate impact	(20,033)	20,033	—
Outstanding as of March 31, 2015	(39,066)	(231,263)	(270,329)
Other comprehensive income before reclassification	(20,195)	(5,583)	(25,778)
Reclassified from accumulated other comprehensive income	—	6,288	6,288
Net current period other comprehensive income	(20,195)	705	(19,490)
Foreign exchange rate impact	(8,104)	8,104	—
Outstanding as of March 31, 2016	$(67,365)	$(222,454)	$(289,819)
_______________
(1) Reclassification of amounts related to pension liability adjustments were included as a component of net periodic pension cost.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — SEGMENT INFORMATION
We conduct our business in one segment: Industrial Aviation Services. Effective April 1, 2015, we reorganized our Industrial Aviation Services global operations from five business units to four regions as follows: Europe Caspian, Africa, Americas and Asia Pacific. The Europe Caspian region comprises all our operations and affiliates in Europe and Central Asia, including Norway, the U.K. and Turkmenistan. The Africa region comprises all our operations and affiliates on the African continent, including Nigeria, Tanzania and Egypt. The Americas region comprises all our operations and affiliates in North America and South America, including Brazil, Canada, Trinidad and the U.S. Gulf of Mexico. The Asia Pacific region comprises all our operations and affiliates in Australia and Southeast Asia, including Malaysia and Sakhalin. Amounts presented below for fiscal years 2015 and 2014 have been restated to conform to current period presentation. Additionally, we operate a training unit, Bristow Academy, which is included in Corporate and other.
The following tables show region information for fiscal years 2016, 2015 and 2014, and as of March 31, 2016 and 2015, where applicable, reconciled to consolidated totals, and prepared on the same basis as our consolidated financial statements (in thousands):

	Fiscal Year Ended March 31,
	2016	2015	2014
Region gross revenue from external clients:
Europe Caspian	$858,144	$883,992	$750,065
Africa	255,254	347,272	334,230
Americas	283,565	346,085	342,628
Asia Pacific	296,840	257,351	212,190
Corporate and other	21,710	23,969	30,469
Total region gross revenue	$1,715,513	$1,858,669	$1,669,582
Intra-region gross revenue:
Europe Caspian	$5,708	$7,444	$12,652
Africa	2	—	—
Americas	7,834	6,003	17,555
Asia Pacific	2	254	—
Corporate and other	2,209	3,048	1,699
Total intra-region gross revenue	$15,755	$16,749	$31,906
Consolidated gross revenue reconciliation:
Europe Caspian	$863,852	$891,436	$762,717
Africa	255,256	347,272	334,230
Americas	291,399	352,088	360,183
Asia Pacific	296,842	257,605	212,190
Corporate and other	23,919	27,017	32,168
Intra-region eliminations	(15,755)	(16,749)	(31,906)
Total consolidated gross revenue	$1,715,513	$1,858,669	$1,669,582

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended March 31,
	2016	2015	2014
Earnings from unconsolidated affiliates, net of losses – equity method investments:
Europe Caspian (1)	$310	$1,107	$4,715
Americas	(2,117)	(4,946)	3,951
Total earnings from unconsolidated affiliates, net of losses – equity method investments	$(1,807)	$(3,839)	$8,666
Consolidated operating income (loss) reconciliation:
Europe Caspian	$50,406	$128,543	$122,647
Africa	19,702	91,758	84,999
Americas	34,463	79,176	69,480
Asia Pacific	4,073	12,455	18,227
Corporate and other	(118,796)	(130,209)	(107,654)
Gain (loss) on disposal of assets	(30,693)	(35,849)	(722)
Total consolidated operating income (loss)	$(40,845)	$145,874	$186,977
Capital expenditures:
Europe Caspian	$127,072	$192,689	$38,294
Africa	1,386	1,330	24,324
Americas	92,418	124,854	52,563
Asia Pacific	23,745	23,077	7,058
Corporate and other (2)	127,754	259,884	506,374
Total capital expenditures	$372,375	$601,834	$628,613
Depreciation and amortization:
Europe Caspian	$41,509	$37,830	$32,918
Africa	29,337	17,333	14,173
Americas	36,371	34,617	33,848
Asia Pacific	20,526	23,450	12,351
Corporate and other	9,069	1,063	2,687
Total depreciation and amortization (3)	$136,812	$114,293	$95,977

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,
	2016	2015
Identifiable assets:
Europe Caspian	$1,068,192	$972,163
Africa	304,081	484,514
Americas	884,455	966,538
Asia Pacific	426,677	401,973
Corporate and other (4)	588,457	405,532
Total identifiable assets	$3,271,862	$3,230,720

	March 31,
	2016	2015
Investments in unconsolidated affiliates – equity method investments:
Europe Caspian	$298	$65
Americas	183,990	210,025
Corporate and other	4,378	—
Total investments in unconsolidated affiliates – equity method investments	$188,666	$210,090
_______________

(1)	On November 21, 2014, we sold our 50% interest in HCA. Additionally on July 14, 2013, we sold our 50% interest in the FB Entities. See Note 3 for details on the sale of HCA and the FB Entities.

(2)	Includes $84.8 million, $232.3 million and $494.5 million of construction in progress payments that were not allocated to business units in fiscal years 2016, 2015 and 2014, respectively.

(3)
Includes accelerated depreciation expense of $28.7 million during fiscal year 2016 related to aircraft where our management decided to exit certain model types earlier than originally anticipated in our Europe Caspian, Americas, Africa and Asia Pacific regions of $0.6 million, $6.0 million, $16.8 million and $5.3 million, respectively. We recorded accelerated depreciation expense of $10.4 million during fiscal year 2015 related to aircraft where management decided to exit certain model types earlier than originally anticipated in our Americas, Africa and Asia Pacific regions of $2.5 million, $1.9 million and $6.0 million, respectively. For further details, see Note 4.

(4)
Includes $307.4 million and $306.0 million of construction in progress within property and equipment on our consolidated balance sheets as of March 31, 2016 and 2015, respectively, which primarily represents progress payments on aircraft and facilities under construction to be delivered in future periods.

We attribute revenue to various countries based on the location where services are actually performed. Long-lived assets consist primarily of helicopters and fixed wing aircraft and are attributed to various countries based on the physical location of the asset at a given fiscal year-end. Information by geographic area is as follows (in thousands):

	Fiscal Year Ended March 31,
	2016	2015	2014
Gross revenue:
United Kingdom	$587,493	$616,191	$526,149
Australia	272,407	228,774	168,424
Nigeria	246,449	327,164	328,793
Norway	225,807	266,186	253,651
United States	158,901	222,661	225,650
Canada	61,257	61,713	32,895
Falkland Islands	44,724	9,172	—
Trinidad	55,423	59,073	51,770
Other countries	63,052	67,735	82,250
	$1,715,513	$1,858,669	$1,669,582

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,
	2016	2015
Long-lived assets:
United Kingdom	$577,810	$462,667
Australia	305,933	241,149
Nigeria	184,440	235,914
United States	292,324	235,434
Canada	180,665	215,245
Norway	171,948	197,165
Trinidad	113,768	109,248
Brazil	56,453	80,540
Tanzania	15,670	54,845
Other countries	76,881	18,882
Construction in progress primarily attributable to aircraft (1)	307,360	306,012
	$2,283,252	$2,157,101
_______________

(1)	These costs have been disclosed separately as the physical location where the aircraft will ultimately be operated is subject to change.
During fiscal year 2016, we conducted operations in over 20 countries. Due to the nature of our principal assets, aircraft are regularly and routinely moved between operating areas (both domestic and foreign) to meet changes in market and operating conditions. During fiscal years 2016, 2015 and 2014, the aggregate activities of one major integrated oil and gas company accounted for 11%, 12% and 13%, respectively, of our consolidated gross revenue. One other client accounted for 10% or more of our consolidated gross revenue during fiscal year 2016. During fiscal year 2016, our top ten clients accounted for 60% of consolidated gross revenue.

Note 12 — QUARTERLY FINANCIAL INFORMATION (Unaudited)

	Fiscal Quarter Ended
	June 30(1)(2)	September 30 (3)(4)	December 31 (5)(6)	March 31 (7)(8)

	(In thousands, except per share amounts)
Fiscal year 2016
Gross revenue	$466,996	$446,911	$419,887	$381,719
Operating income (loss) (9)	4,834	(29,833)	22,077	(37,923)
Net income (loss) attributable to Bristow Group (9)	(3,257)	(47,132)	3,202	(25,255)
Earnings (loss) per share:
Basic	$(0.27)	$(1.21)	$0.09	$(0.72)
Diluted	$(0.27)	$(1.21)	$0.09	$(0.72)
Fiscal year 2015
Gross revenue	$472,538	$475,636	$460,140	$450,355
Operating income (9)	65,192	44,064	8,916	27,702
Net income attributable to Bristow Group (9)	44,109	26,082	(968)	15,077
Earnings (loss) per share:
Basic	$1.24	$0.74	$(0.03)	$0.43
Diluted	$1.23	$0.73	$(0.03)	$0.43
_______________

(1)
Operating income, net income and diluted earnings per share for the fiscal quarter ended June 30, 2015 included: (a) a decrease of $8.0 million, $5.6 million and $0.16, respectively, from severance expense related to separation programs designed to increase efficiency and reduce costs across the organization, (b) a decrease of $10.5 million, $7.9 million and $0.23 due to fleet changes that resulted in additional depreciation expense and (c) a decrease of $5.4 million, $3.5 million and $0.10, respectively, due to impairment charges on inventory. Diluted earnings per share for the fiscal quarter ended June 30, 2015 was impacted by a decrease of $0.18 due to the accretion of redeemable noncontrolling interests.

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

(3)
Operating income, net income and diluted earnings per share for the fiscal quarter ended September 30, 2015 included: (a) a decrease of $5.7 million, $4.2 million and $0.12, respectively, from severance expense related to separation programs designed to increase efficiency and reduce costs across the organization, (b) a decrease of $10.5 million, $7.9 million and $0.22 due to fleet changes that resulted in additional depreciation expense and (c) a decrease of $22.3 million, $25.6 million and $0.73, respectively, due to impairment of goodwill related to our Bristow Norway and Bristow Academy reporting units. Diluted earnings per share for the fiscal quarter ended September 30, 2015 was impacted by an increase of $0.14 due to the accretion of redeemable noncontrolling interests.

(4)
Operating income, net income and diluted earnings per share for the fiscal quarter ended September 30, 2014 included: (a) a decrease of $0.6 million, $0.4 million and $0.01, respectively, from North America restructuring, (b) a decrease of $1.8 million, $1.2 million and $0.03, respectively, for CEO succession and (c) a decrease of $3.4 million, $2.7 million and $0.08, respectively, for additional inventory allowances related to excess inventory identified for an older large aircraft model we removed from our fleet. Net income and diluted earnings per share for the fiscal quarter ended September 30, 2015 included a decrease of $0.8 million and $0.02, respectively, in premiums as a result of the repurchase of a portion of the 6 ¼ Senior Notes (included in other income (expense), net).

(5)
Operating income, net income and diluted earnings per share for the fiscal quarter ended December 31, 2015 included: (a) a decrease of $7.3 million, $5.4 million and $0.15, respectively, from severance expense related to separation programs designed to increase efficiency and reduce costs across the organization and (b) a decrease of $5.0 million, $3.8 million and $0.11 due to fleet changes that resulted in additional depreciation expense. Net income and diluted earnings per share for the fiscal quarter ended December 31, 2015 included a decrease of $9.5 million and $0.27, respectively, due to tax valuation allowance.

(6)
Operating income, net income and diluted earnings per share for the fiscal quarter ended December 31, 2014 included: (a) a decrease of $3.8 million, $3.0 million and $0.09, respectively, for additional inventory allowances related to excess inventory identified for an older large aircraft model we removed from our fleet, (b) a decrease of $5.3 million, $4.2 million and $0.12, respectively, for an accounting correction related to improperly capitalizing profit on intercompany technical services billings and (c) an increase of $0.8 million, $0.6 million and $0.02, respectively, for an accrued maintenance cost reversal. Net income and diluted earnings per share for the fiscal quarter ended December 31, 2015 included: (a) an increase of $2.5 million and $0.07, respectively, from a gain on sale of HCA and (b) a decrease of $0.6 million and $0.02, respectively, in premiums as a result of the repurchase of a portion of the 6 ¼ Senior Notes (included in other income (expense), net).

(7)
Operating income, net income and diluted earnings per share for the fiscal quarter ended March 31, 2016 included: (a) a decrease of $5.9 million, $2.3 million and $0.07, respectively, from organizational restructuring costs to increase efficiency and reduced costs across the organization and (b) a decrease of $3.6 million, $3.2 million and $0.09 due to fleet changes that resulted in additional depreciation expense and (c) a decrease of $27.4 million, $15.7 million and $0.44, respectively, due to impairment of goodwill related to our Africa region and impairment of goodwill and intangibles for Eastern Airways. Net income and diluted earnings per share for the fiscal quarter ended March 31, 2016 included a decrease of $5.1 million and $0.14, respectively, due to tax valuation allowance.

(8)
Operating income, net income and diluted earnings per share for the fiscal quarter ended March 31, 2015 included: (a) a decrease of $10.4 million, $8.0 million and $0.23, respectively, due to fleet changes that resulted in additional depreciation expense and (b) a decrease of $0.9 million, $0.6 million and $0.02 for severance costs in West Africa.

(9)
The fiscal quarters ended June 30, September 30 and December 31, 2015, and March 31, 2016 included $7.7 million, $14.0 million, $2.2 million and $6.8 million, respectively, in loss on disposal of assets included in operating income which also decreased net income by $5.9 million, $10.8 million, $1.7 million and $3.7 million, respectively, and diluted earnings per share by $(0.17), $(0.31), $(0.05) and $(0.10), respectively. The fiscal quarters ended June 30, September 30 and December 31, 2014, and March 31, 2015 included $0.6 million, $0.1 million, $(26.3) million and $(10.3) million, respectively in gain (loss) on disposal of assets included in operating income which also increased (decreased) net income by $0.5 million, $0.1 million, $(21.0) million and $(8.1) million, respectively, and diluted earnings per share by $0.01, zero, $(0.60) and $(0.23), respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
In connection with the issuance of the 6 ¼% Senior Notes and the 3% Convertible Senior Notes (which we repurchased during fiscal year 2016), the Guarantor Subsidiaries fully, unconditionally, jointly and severally guaranteed the payment obligations under these notes. The following supplemental financial information sets forth, on a consolidating basis, the balance sheet, statement of operations, comprehensive income and cash flow information for Bristow Group Inc. (“Parent Company Only”), for the Guarantor Subsidiaries and for our other subsidiaries (the “Non-Guarantor Subsidiaries”). We have not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.
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
During fiscal year 2016, we determined that on April 1, 2008 an intercompany note between the parent and a non-guarantor was contributed by the parent to another non-guarantor. However, we had not properly reflected this transaction in our previously reported supplemental condensed consolidating financial information. As the guarantor subsidiaries’ financial information was not impacted, we do not believe the error is material to previously reported supplemental condensed consolidating financial information for any period. Consequently, we have not corrected the immaterial error in the accompanying Supplemental Condensed Consolidating Statements of Operations and Statements of Comprehensive Income (Loss) for the fiscal years ended March 31, 2015 and 2014 and Supplemental Condensed Consolidating Balance Sheet as of March 31, 2015 to properly reflect the contribution of the note from the parent to a non-guarantor as of April 1, 2008. We have corrected the accompanying Supplemental Condensed Consolidating Statements of Operations and Statements of Comprehensive Income (Loss) for the fiscal year ended March 31, 2016 and Supplemental Condensed Consolidating Balance Sheet as of March 31, 2016 to properly reflect the contribution of the note from the parent to a non-guarantor as of April 1, 2008 resulting in an/a (i) increase to the Parent Company’s intercompany investment of $1.2 billion, (ii) decrease of Parent Company’s intercompany notes receivable of $1.0 billion, (iii) increase of Parent Company’s cumulative translation adjustment of $0.2 billion, (iv) decrease in Non-Guarantor Subsidiaries' intercompany notes payable of $1.0 billion, (v) increase in Non-Guarantor Subsidiaries’ total stockholders’ investment of $1.0 billion, (vi) increase in Eliminations of Intercompany Investment of $1.2 billion, (vii) decrease in Eliminations of both intercompany notes receivable and intercompany notes payable of $1.0 billion, and (viii) increase in Eliminations of total stockholder’s investment of $1.2 billion.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Operations
Fiscal Year Ended March 31, 2016

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue:
Gross revenue	$—	$229,499	$1,486,014	$—	$1,715,513
Intercompany revenue	—	87,673	—	(87,673)	—
	—	317,172	1,486,014	(87,673)	1,715,513
Operating expense:
Direct cost and reimbursable expense	320	192,500	1,116,545	—	1,309,365
Intercompany expenses	—	—	87,673	(87,673)	—
Depreciation and amortization	7,137	60,312	69,363	—	136,812
General and administrative	68,787	27,440	128,418	—	224,645
	76,244	280,252	1,401,999	(87,673)	1,670,822

Loss on impairment	—	(7,264)	(47,840)	—	(55,104)
Loss on disposal of assets	—	(21,579)	(9,114)	—	(30,693)
Earnings from unconsolidated affiliates, net of losses	1,271	—	220	(1,230)	261
Operating income (loss)	(74,973)	8,077	27,281	(1,230)	(40,845)

Interest expense, net	(30,167)	(3,859)	(102)	—	(34,128)
Other income (expense), net	400	499	(5,157)	—	(4,258)

Income (loss) before provision for income taxes	(104,740)	4,717	22,022	(1,230)	(79,231)
Allocation of consolidated income taxes	32,355	(3,546)	(26,727)	—	2,082
Net income (loss)	(72,385)	1,171	(4,705)	(1,230)	(77,149)

Net (income) loss attributable to noncontrolling interests	(57)	—	4,764	—	4,707
Net income (loss) attributable to Bristow Group	(72,442)	1,171	59	(1,230)	(72,442)
Accretion of redeemable noncontrolling interests	—	—	(1,498)	—	(1,498)
Net income (loss) attributable to common stockholders	$(72,442)	$1,171	$(1,439)	$(1,230)	$(73,940)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
Fiscal Year Ended March 31, 2016

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

		(In thousands)
Net income (loss)	$(72,385)	$1,171	$(4,705)	$(1,230)	$(77,149)
Other comprehensive income (loss):
Currency translation adjustments	2	—	(186,812)	165,206	(21,604)
Pension liability adjustment	—	—	705	—	705
Total comprehensive income (loss)	(72,383)	1,171	(190,812)	163,976	(98,048)

Net (income) loss attributable to noncontrolling interests	(57)	—	4,764	—	4,707
Currency translation adjustments attributable to noncontrolling interests	—	—	1,409	—	1,409
Total comprehensive income (loss) attributable to noncontrolling interests	(57)	—	6,173	—	6,116
Total comprehensive income (loss) attributable to Bristow Group	(72,440)	1,171	(184,639)	163,976	(91,932)
Accretion of redeemable noncontrolling interests	—	—	(1,498)	—	(1,498)
Total comprehensive (income) loss attributable to common stockholders	$(72,440)	$1,171	$(186,137)	$163,976	$(93,430)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Balance Sheet
As of March 31, 2016

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$35,241	$3,393	$65,676	$—	$104,310
Accounts receivable	768,641	353,729	373,963	(1,247,016)	249,317
Inventories	—	37,185	105,318	—	142,503
Assets held for sale	—	38,771	5,012	—	43,783
Prepaid expenses and other current assets	5,048	(1,843)	49,978	—	53,183
Total current assets	808,930	431,235	599,947	(1,247,016)	593,096

Intercompany investment	2,207,516	104,435	145,168	(2,457,119)	—
Investment in unconsolidated affiliates	—	—	194,952	—	194,952
Intercompany notes receivable	153,078	13,787	3,600	(170,465)	—
Property and equipment - at cost:
Land and buildings	4,776	63,976	184,346	—	253,098
Aircraft and equipment	137,751	1,142,829	1,289,997	—	2,570,577
	142,527	1,206,805	1,474,343	—	2,823,675
Less – Accumulated depreciation and amortization	(23,556)	(238,644)	(278,223)	—	(540,423)
	118,971	968,161	1,196,120	—	2,283,252
Goodwill	—	—	29,990	—	29,990
Other assets	56,562	743	113,267	—	170,572
Total assets	$3,345,057	$1,518,361	$2,283,044	$(3,874,600)	$3,271,862

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$208,230	$475,118	$296,860	$(883,242)	$96,966
Accrued liabilities	26,886	31,371	401,031	(257,683)	201,605
Deferred taxes	88	1,914	(121)	—	1,881
Short-term borrowings and current maturities of long-term debt	28,000	—	34,716	—	62,716
Contingent consideration	—	—	29,522	—	29,522
Total current liabilities	263,204	508,403	762,008	(1,140,925)	392,690

Long-term debt, less current maturities	1,053,200	—	24,973	—	1,078,173
Intercompany notes payable	—	108,952	81,422	(190,374)	—
Accrued pension liabilities	—	—	70,107	—	70,107
Other liabilities and deferred credits	12,278	6,935	14,060	—	33,273
Deferred taxes	147,631	3,670	20,953	—	172,254
Redeemable noncontrolling interests	—	—	15,473	—	15,473
Stockholders’ investment:
Common stock	377	4,996	130,348	(135,344)	377
Additional paid-in-capital	801,173	9,291	284,048	(293,339)	801,173
Retained earnings	1,172,273	876,114	807,131	(1,683,245)	1,172,273
Accumulated other comprehensive income (loss)	78,306	—	63,248	(431,373)	(289,819)
Treasury shares	(184,796)	—	—	—	(184,796)
Total Bristow Group stockholders’ investment	1,867,333	890,401	1,284,775	(2,543,301)	1,499,208
Noncontrolling interests	1,411	—	9,273	—	10,684
Total stockholders’ investment	1,868,744	890,401	1,294,048	(2,543,301)	1,509,892
Total liabilities, redeemable noncontrolling interests and stockholders’ investment	$3,345,057	$1,518,361	$2,283,044	$(3,874,600)	$3,271,862

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended March 31, 2016

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash provided by (used in) operating activities	$(96,497)	$104,989	$107,534	$—	$116,026

Cash flows from investing activities:
Capital expenditures	(31,223)	(239,773)	(101,379)	—	(372,375)
Proceeds from asset dispositions	—	50,780	9,255	—	60,035
Investment in unconsolidated affiliate	—	—	(4,410)	—	(4,410)
Net cash used in investing activities	(31,223)	(188,993)	(96,534)	—	(316,750)

Cash flows from financing activities:
Proceeds from borrowings	908,225	—	20,577	—	928,802
Payment of contingent consideration	—	—	(9,453)	—	(9,453)
Debt issuance costs	(5,139)	—	—	—	(5,139)
Repayment of debt and debt redemption premiums	(649,650)	—	(27,353)	—	(677,003)
Partial prepayment of put/call obligation	(55)	—	—	—	(55)
Acquisition of noncontrolling interests	—	—	(7,309)	—	(7,309)
Dividends paid to noncontrolling interest	—	—	(153)	—	(153)
Dividends paid	(38,076)	—	—	—	(38,076)
Increases (decreases) in cash related to intercompany advances and debt	(52,470)	86,513	(34,043)	—	—
Net cash provided by (used in) financing activities	162,835	86,513	(57,734)	—	191,614
Effect of exchange rate changes on cash and cash equivalents	—	—	9,274	—	9,274
Net increase (decrease) in cash and cash equivalents	35,115	2,509	(37,460)	—	164
Cash and cash equivalents at beginning of period	126	884	103,136	—	104,146
Cash and cash equivalents at end of period	$35,241	$3,393	$65,676	$—	$104,310

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Income
Fiscal Year Ended March 31, 2015

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue:
Gross revenue	$—	$300,171	$1,558,498	$—	$1,858,669
Intercompany revenue	767	91,476	—	(92,243)	—
	767	391,647	1,558,498	(92,243)	1,858,669
Operating expense:
Direct cost and reimbursable expense	—	212,216	1,087,341	—	1,299,557
Intercompany expenses	—	—	92,243	(92,243)	—
Depreciation and amortization	1,834	46,098	66,361	—	114,293
General and administrative	76,453	39,898	137,807	—	254,158
	78,287	298,212	1,383,752	(92,243)	1,668,008

Loss on impairment	—	—	(7,167)	—	(7,167)
Gain (loss) on disposal of assets	—	269	(36,118)	—	(35,849)
Earnings from unconsolidated affiliates, net of losses	44,731	—	(1,815)	(44,687)	(1,771)
Operating income	(32,789)	93,704	129,646	(44,687)	145,874

Interest income (expense), net	112,336	(4,581)	(137,109)	—	(29,354)
Extinguishment of debt	(2,591)	—	—	—	(2,591)
Gain on sale of consolidated affiliate	—	—	3,921	—	3,921
Other income (expense), net	323	483	(7,183)	—	(6,377)

Income (loss) before provision for income taxes	77,279	89,606	(10,725)	(44,687)	111,473
Allocation of consolidated income taxes	7,080	(1,319)	(28,527)	—	(22,766)
Net income (loss)	84,359	88,287	(39,252)	(44,687)	88,707
Net income attributable to noncontrolling interests	(59)	—	(4,348)	—	(4,407)
Net income (loss) attributable to Bristow Group	$84,300	$88,287	$(43,600)	$(44,687)	$84,300

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
Fiscal Year Ended March 31, 2015

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

		(In thousands)
Net income (loss)	$84,359	$88,287	$(39,252)	$(44,687)	$88,707
Other comprehensive income (loss):
Currency translation adjustments	(25,885)	—	24,852	(70,584)	(71,617)
Pension liability adjustment	—	—	(36,978)	—	(36,978)
Total comprehensive income (loss)	58,474	88,287	(51,378)	(115,271)	(19,888)

Net income attributable to noncontrolling interests	(59)	—	(4,348)	—	(4,407)
Currency translation adjustment attributable to noncontrolling interest	—	—	(5,228)	—	(5,228)
Total comprehensive income attributable to noncontrolling interests	(59)	—	(9,576)	—	(9,635)
Total comprehensive income (loss) attributable to Bristow Group	$58,415	$88,287	$(60,954)	$(115,271)	$(29,523)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Balance Sheet
As of March 31, 2015

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$126	$884	$103,136	$—	$104,146
Accounts receivable	377,158	342,239	447,776	(908,555)	258,618
Inventories	—	44,285	102,884	—	147,169
Assets held for sale	—	54,695	3,132	—	57,827
Prepaid expenses and other current assets	4,850	7,035	58,206	—	70,091
Total current assets	382,134	449,138	715,134	(908,555)	637,851

Intercompany investment	1,410,347	111,380	—	(1,521,727)	—
Investment in unconsolidated affiliates	—	—	216,376	—	216,376
Intercompany notes receivable	1,184,335	—	—	(1,184,335)	—
Property and equipment - at cost:
Land and buildings	2,830	50,946	118,183	—	171,959
Aircraft and equipment	108,457	1,114,218	1,271,194	—	2,493,869
	111,287	1,165,164	1,389,377	—	2,665,828
Less – Accumulated depreciation and amortization	(16,431)	(223,245)	(269,051)	—	(508,727)
	94,856	941,919	1,120,326	—	2,157,101
Goodwill	—	4,756	70,872	—	75,628
Other assets	43,423	988	99,353	—	143,764
Total assets	$3,115,095	$1,508,181	$2,222,061	$(3,614,617)	$3,230,720

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$203,700	$369,854	$289,838	$(779,199)	$84,193
Accrued liabilities	31,805	37,860	172,851	(18,009)	224,507
Deferred taxes	(3,661)	2,503	18,862	—	17,704
Short-term borrowings and current maturities of long-term debt	9,088	—	9,642	—	18,730
Contingent consideration	—	—	33,938	—	33,938
Deferred sale leaseback advance	—	55,934	—	—	55,934
Total current liabilities	240,932	466,151	525,131	(797,208)	435,006

Long-term debt, less current maturities	812,536	—	33,156	—	845,692
Intercompany notes payable	100,000	131,075	1,065,918	(1,296,993)	—
Accrued pension liabilities	—	—	99,576	—	99,576
Other liabilities and deferred credits	17,144	8,379	21,711	(7,452)	39,782
Deferred taxes	141,771	6,346	17,538	—	165,655
Redeemable noncontrolling interests	—	—	26,223	—	26,223
Stockholders’ investment:
Common stock	376	4,996	22,876	(27,872)	376
Additional paid-in-capital	781,837	9,291	284,048	(293,339)	781,837
Retained earnings	1,284,442	881,943	133,559	(1,015,502)	1,284,442
Accumulated other comprehensive loss	(80,604)	—	(13,474)	(176,251)	(270,329)
Treasury shares	(184,796)	—	—	—	(184,796)
Total Bristow Group stockholders’ investment	1,801,255	896,230	427,009	(1,512,964)	1,611,530
Noncontrolling interests	1,457	—	5,799	—	7,256
Total stockholders’ investment	1,802,712	896,230	432,808	(1,512,964)	1,618,786
Total liabilities, redeemable noncontrolling interests and stockholders’ investment	$3,115,095	$1,508,181	$2,222,061	$(3,614,617)	$3,230,720

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended March 31, 2015

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash provided by (used in) operating activities	$(99,130)	$245,451	$106,459	$446	$253,226

Cash flows from investing activities:
Capital expenditures	(46,217)	(286,879)	(268,738)	—	(601,834)
Acquisitions, net of cash received	—	—	(20,303)	—	(20,303)
Proceeds from sale of unconsolidated affiliate	—	—	4,185	—	4,185
Proceeds from asset dispositions	—	211,423	203,436	—	414,859
Net cash used in investing activities	(46,217)	(75,456)	(81,420)	—	(203,093)

Cash flows from financing activities:
Proceeds from borrowings	453,000	—	1,393	—	454,393
Repayment of debt and debt redemption premiums	(448,799)	—	(11,475)	—	(460,274)
Partial prepayment of put/call obligation	(59)	—	—	—	(59)
Acquisition of noncontrolling interest	—	—	(3,170)	—	(3,170)
Repurchase of Common Stock	(80,831)	—	—	—	(80,831)
Dividends paid	(45,078)	—	—	—	(45,078)
Increases (decreases) in cash related to intercompany advances and debt	255,878	(169,111)	(86,767)	—	—
Issuance of Common Stock	5,172	—	—	—	5,172
Tax benefit related to stock-based compensation	1,550	—	—	—	1,550
Net cash provided by (used in) financing activities	140,833	(169,111)	(100,019)	—	(128,297)
Effect of exchange rate changes on cash and cash equivalents	—	—	(22,031)	—	(22,031)
Net increase (decrease) in cash and cash equivalents	(4,514)	884	(97,011)	446	(100,195)
Cash and cash equivalents at beginning of period	4,640	—	200,147	(446)	204,341
Cash and cash equivalents at end of period	$126	$884	$103,136	$—	$104,146

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Operations
Fiscal Year Ended March 31, 2014

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue:
Gross revenue	$—	$303,878	$1,365,704	$—	$1,669,582
Intercompany revenue	14,754	78,576	—	(93,330)	—
	14,754	382,454	1,365,704	(93,330)	1,669,582
Operating expense:
Direct cost and reimbursable expense	—	219,873	966,259	—	1,186,132
Intercompany expenses	—	—	93,330	(93,330)	—
Depreciation and amortization	2,835	43,052	50,090	—	95,977
General and administrative	64,891	33,925	100,998	—	199,814
	67,726	296,850	1,210,677	(93,330)	1,481,923

Loss on impairment	—	(6,988)	(5,681)	—	(12,669)
Gain (loss) on disposal of assets	(45)	4,312	(4,989)	—	(722)
Earnings from unconsolidated affiliates, net of losses	189,209	—	12,666	(189,166)	12,709
Operating income	136,192	82,928	157,023	(189,166)	186,977

Interest income (expense), net	79,972	(4,785)	(118,405)	—	(43,218)
Gain on sale of consolidated affiliate	—	—	103,924	—	103,924
Other income (expense), net	(174)	(342)	(2,176)	—	(2,692)

Income before provision for income taxes	215,990	77,801	140,366	(189,166)	244,991
Allocation of consolidated income taxes	(29,193)	(6,292)	(21,727)	—	(57,212)
Net income	186,797	71,509	118,639	(189,166)	187,779
Net income attributable to noncontrolling interests	(60)	—	(982)	—	(1,042)
Net income attributable to Bristow Group	$186,737	$71,509	$117,657	$(189,166)	$186,737

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation under the supervision of and with the participation of our management, including Jonathan E. Baliff, our President and Chief Executive Officer (“CEO”), and L. Don Miller, our Senior Vice President and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2016. Based on that evaluation, our CEO and CFO concluded that such disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and such information is accumulated and communicated to our management as appropriate to allow for timely decisions regarding required disclosure under the Exchange Act.
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
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2016. The assessment was based on criteria established in the framework Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2016.
The effectiveness of the Company’s internal control over financial reporting as of March 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report included herein.
MATERIAL CHANGES IN INTERNAL CONTROL
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Bristow Group Inc.:
We have audited Bristow Group Inc.’s internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bristow Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Bristow Group Inc.’s internal control over financial reporting based on our audit.
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
In our opinion, Bristow Group Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bristow Group Inc. and subsidiaries as of March 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ investment and redeemable noncontrolling interests for each of the years in the three-year period ended March 31, 2016, and our report dated May 27, 2016 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Houston, Texas
May 27, 2016

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our fiscal year 2016 annual meeting of stockholders under the captions “Corporate Governance,” “Committees of the Board of Directors,” and “Executive Officers of the Registrant” and is incorporated into this document by reference.
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
Item 11. Executive Compensation
The information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our fiscal year 2016 annual meeting of stockholders under the caption “Director and Executive Officer Compensation” and, except as specified in the following sentence, is incorporated into this document by reference. Information in our fiscal year 2016 proxy statement not deemed to be “soliciting material” or “filed” with the SEC under its rules, including the Report of the Compensation Committee on Executive Compensation and the Report of the Audit Committee is not and shall not be deemed to be incorporated by reference into this report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our fiscal year 2016 annual meeting of stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated into this document by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 appears in Items 11 and 12 of this report.
Item 14. Principal Accounting Fees and Services
The information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our fiscal year 2016 annual meeting of stockholders under the caption “Approval and Ratification of the Company’s Independent Auditors” and is incorporated into this document by reference.

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
		001-31617	10-Q	February 9, 2006	10(2)
	(7) Form of Stock Option Agreement under 2003 Nonqualified Stock Option Plan for Non-employee Directors.*	001-31617	8-K	August 7, 2006	10(3)

	Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(8) S-92 New Helicopter Sales Agreement dated as of May 19, 2006 between Bristow Group Inc. and Sikorsky Aircraft Corporation. +	001-31617	8-K	August 8, 2006	10(1)
(9) Bristow Group Inc. Form of Severance Benefit Agreement.*	001-31617	8-K	February 22, 2007	10(1)
(10) Form of Employee Performance Restricted Stock Unit Award Letter under the Bristow Group Inc. 2004 Stock Incentive Plan. *	001-31617	8-K	May 24, 2007	10.1
(11) Form of Employee Nonqualified Stock Option Award Letter under the Bristow Group Inc. 2004 Stock Incentive Plan. *	001-31617	8-K	May 24, 2007	10.2
(12) Form of Employee Performance Restricted Stock Unit Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	May 24, 2007	10.3
(13) Form of Employee Nonqualified Stock Option Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	May 24, 2007	10.4
(14) Bristow Group Inc. 2007 Long Term Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Form DEF14A filed with the SEC on June 21, 2013). *	001-31617	DEF 14A	June 21, 2013	A
(15) Form of Employee Non-Qualified Stock Option Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	June 6, 2008	10.1
(16) Form of Employee Restricted Stock Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	June 6, 2008	10.2
(17) Form of Employee Performance Cash Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	June 6, 2008	10.3
(18) Common Stock Purchase Agreement.	001-31617	8-K	June 17, 2008	10.1
(19) Form of Outside Director Restricted Stock Unit Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	August 8, 2008	10.1
(20) Amendment to Form of Aircraft Lease agreement between CFS Air, LLC and Air Logistics, L.L.C.	001-31617	10-Q	November 5, 2008	10.2
(21) Form of Stock Option Award Letter. *	001-31617	8-K	June 10, 2009	10.1
(22) Form of Restricted Stock Award Letter. *	001-31617	8-K	June 10, 2009	10.2
(23) Form of Performance Cash Award Letter. *	001-31617	8-K	June 10, 2009	10.3
(24) Líder Aviação Holding S.A. Shareholders Agreement dated May 26, 2009. +	001-31617	10-Q	August 6, 2009	10.1
(25) Amendment No. 1 to 2007 Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	10-K	May 21, 2010	10(69)
(26) Form of 2010 Stock Option Award Letter. *	001-31617	8-K	June 15, 2010	10.1
(27) Form of 2010 Restricted Stock Award Letter. *	001-31617	8-K	June 15, 2010	10.2
(28) Form of 2010 Restricted Stock (Retention) Award Letter.*	001-31617	8-K	June 15, 2010	10.3
(29) Form of 2010 Performance Cash Award Letter. *	001-31617	8-K	June 15, 2010	10.4
(30) Employment Agreement with Jonathan E. Baliff dated September 12, 2010. *	001-31617	8-K	September 12, 2010	10.1
(41) Indemnity Agreement with Stephen King.	001-31617	8-K	February 7, 2011	10.1
(32) Severance Benefits Agreement with Hilary S. Ware dated November 4, 2010. *	001-31617	8-K	May 20, 2011	10(77)
(33) Form of 2011 Stock Option Award Letter. *	001-31617	8-K	June 14, 2011	10.1
(34) Form of 2011 Restricted Stock Award Letter. *	001-31617	8-K	June 14, 2011	10.2
(35) Form of 2011 Performance Cash Award Letter. *	001-31617	8-K	June 14, 2011	10.3

	Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(36) Bristow Group Inc. Fiscal Year 2012 Annual Incentive Compensation Plan. *	001-31617	8-K	June 14, 2011	10.4
(37) Form of Outside Director Restricted Cash Award Letter. *	001-31617	8-K	August 5, 2011	10.1
(38) Indemnity Agreement with Mathew Masters	001-31617	8-K	November 1, 2011	10.1
(39) Amended and Restated Revolving Credit and Term Loan Agreement, dated November 22, 2010	001-31617	10-Q	February 2, 2011	10.2
(40) First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 22, 2011.	001-31617	8-K	December 28, 2011	10.1
(41) Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of October 1, 2012.	001-31617	8-K	October 4, 2012	10.2
(42) Third Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of April 29, 2013.	001-31617	8-K	April 29, 2014	10.1
(43) Fourth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of March 14, 2014.	001-31617	8-K	March 14, 2014	10.1
(44) Fifth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated April 17, 2015.	001-31617	8-K	April 20, 2015	10.1
(45) Sixth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated September 29, 2015.	001-31617	8-K	September 29, 2015	10.1
(46) Seventh Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated November 5, 2015.	001-31617	8-K	November 5, 2015	10.2
(47) Eighth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated May 23, 2016.	001-31617	8-K	May 23, 2016	10.1
(48) Amended and Restated Severance Benefits Agreement between Bristow Group Inc. and Jeremy Akel, dated April 10, 2012. *	001-31617	8-K	April 10, 2012	10.1
(49) Indemnity Agreement with Lori Gobillot.	001-31617	8-K	May 1, 2012	10.1
(50) Form of 2012 Stock Option Award Letter. *	001-31617	8-K	May 25, 2012	10.1
(51) Form of 2012 Restricted Stock Award Letter. *	001-31617	8-K	May 25, 2012	10.2
(52) Form of 2012 Performance Cash Award Letter. *	001-31617	8-K	May 25, 2012	10.3
(53) Bristow Group Inc. Fiscal Year 2013 Annual Incentive Compensation Plan. *	001-31617	8-K	May 25, 2012	10.4
(54) Term Loan and Credit Agreement dated as of October 1, 2012.	001-31617	8-K	October 4, 2012	10.1
(55) Form of Unanimous Shareholder Agreement, by and among Bristow Group Inc., Kenneth Norie, Cougar Helicopters Inc., and the other parties signatory thereto.	001-31617	8-K	October 4, 2012	10.7
(56) S-92 New Helicopter Sales Agreement dated as of November 7, 2012, between Bristow Group Inc. and Sikorsky Aircraft Corporation. +	001-31617	10-Q/A	April 8, 2013	10.1
(57) U.K. Search & Rescue Helicopter Service Contract dated as of March 26, 2013, between Bristow Helicopters and U.K. Department for Transport. +	001-31617	10-K/A	November 7, 2013	10.69
(58) Form of 2013 Stock Option Award Letter. *	001-31617	8-K	June 10, 2013	10.1
(59) Form of 2013 Restricted Stock Award Letter. *	001-31617	8-K	June 10, 2013	10.2
(60) Form of 2013 Performance Cash Award Letter. *	001-31617	8-K	June 10, 2013	10.3
(61) Bristow Group Inc. Fiscal Year 2014 Annual Incentive Compensation Plan. *	001-31617	8-K	June 10, 2013	10.4
(62) Letter regarding treatment of unvested long-term incentive plan awards.	001-31617	10-Q	November 7, 2013	10.1
(63) Retirement and Consulting Agreement, between Bristow Group Inc. and William E. Chiles, dated January 30, 2014.	001-31617	8-K	February 3, 2014	10.1
(64) Form of 2014 Restricted Stock Unit Retention Award Letter. *	001-31617	8-K	February 3, 2014	10.2
(65) Separation Agreement and Release, between Bristow Group Inc. and Mark B. Duncan, dated March 31, 2014.	001-31617	8-K	March 31, 2014	10.1

	Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(66) John Briscoe Compensation Package. *	001-31617	8-K	June 4, 2014	10.1
(67) Summary of Terms and Conditions of Nonqualified Stock Options Award. *	001-31617	8-K	June 10, 2014	10.2
(68) Summary of Terms and Conditions of Officer Restricted Stock Unit Award. *	001-31617	8-K	June 10, 2014	10.3
(69) Summary of Terms and Conditions of Officer Performance Cash Award. *	001-31617	8-K	June 10, 2014	10.4
(70) Bristow Group Inc. Fiscal year 2015 Annual Incentive Compensation Plan. *	001-31617	8-K	June 10, 2014	10.5
(71) Supplement to Bristow Group Inc. Fiscal Year 2015 Annual Incentive Plan. *	001-31617	8-K	June 10, 2014	10.6
(72) Indemnity Agreement with David Gompert	001-31617	8-K	February 4, 2015	10.1
(73) Bristow Group Inc. Management Severance Benefits Plan for U.S. Employees. *	001-31617	10-K	May 20, 2015	10.70
(74) Bristow Group Inc. Management Severance Benefits Plan for Non-U.S. Employees. *	001-31617	10-K	May 20, 2015	10.71
(75) Supplement to Bristow Group Inc. Fiscal Year 2016 Annual Incentive Plan. *	001-31617	8-K	June 9, 2015	10.2
(76) Compensation Package for Mr. Miller dated as of August 14, 2015.	001-31617	8-K	August 17, 2015	10.1
(77) Separation Agreement and Release in Full between the Company and John H. Briscoe dated as of August 25, 2015.	001-31617	8-K	August 26, 2015	10.1
(78) Term Loan Credit Agreement dated as of November 5, 2015.	001-31617	8-K	November 5, 2015	10.1
(79) Amendment to Term Loan Credit Agreement dated as of May 23, 2016.	001-31617	8-K	May 23, 2016	10.2

(21)†	Subsidiaries.
(23)†	Consent of Independent Registered Public Accounting Firm.
(24)†	Powers of Attorney.
(31.1)†	Certification of Chief Executive Officer.
(31.2)†	Certification of Chief Financial Officer.
(32.1)†	Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)†	Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_______________

*	Compensatory Plan or Arrangement
†	Furnished herewith
††	Filed herewith
+	Confidential information has been omitted from this exhibit and filed separately with the SEC pursuant to a confidential treatment request under Rule 24(b)-2.
Agreements with respect to certain of the registrant’s long-term debt are not filed as Exhibits hereto inasmuch as the debt authorized under any such Agreement does not exceed 10% of the registrant’s total assets. The registrant agrees to furnish a copy of each such Agreement to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas on the 27th day of May, 2016.

BRISTOW GROUP INC.

By: /s/ L. Don Miller
L. Don Miller Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the listed capacities on the 27th day of May, 2016.

/s/ Jonathan E. Baliff	President, Chief Executive Officer
Jonathan E. Baliff	and Director

/s/ L. Don Miller	Senior Vice President and
L. Don Miller	Chief Financial Officer

/s/ Brian J. Allman	Vice President,
Brian J. Allman	Chief Accounting Officer

*	Director
Thomas N. Amonett

*	Director
Stephen J. Cannon

*	Director
Michael A. Flick

*	Director
Lori A. Gobillot

*	Director
Ian A. Godden

*	Director
David C. Gompert

*	Director
Stephen A. King

*	Chairman of the Board and Director
Thomas C. Knudson

*	Director
Mathew Masters

*	Director
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
		001-31617	10-Q	February 9, 2006	10(2)
	(7) Form of Stock Option Agreement under 2003 Nonqualified Stock Option Plan for Non-employee Directors.*	001-31617	8-K	August 7, 2006	10(3)
	(8) S-92 New Helicopter Sales Agreement dated as of May 19, 2006 between Bristow Group Inc. and Sikorsky Aircraft Corporation. +	001-31617	8-K	August 8, 2006	10(1)
	(9) Bristow Group Inc. Form of Severance Benefit Agreement.*	001-31617	8-K	February 22, 2007	10(1)
	(10) Form of Employee Performance Restricted Stock Unit Award Letter under the Bristow Group Inc. 2004 Stock Incentive Plan. *	001-31617	8-K	May 24, 2007	10.1
	(11) Form of Employee Nonqualified Stock Option Award Letter under the Bristow Group Inc. 2004 Stock Incentive Plan. *	001-31617	8-K	May 24, 2007	10.2
	(12) Form of Employee Performance Restricted Stock Unit Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	May 24, 2007	10.3

	Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(13) Form of Employee Nonqualified Stock Option Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	May 24, 2007	10.4
(14) Bristow Group Inc. 2007 Long Term Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Form DEF14A filed with the SEC on June 21, 2013). *	001-31617	DEF 14A	June 21, 2013	A
(15) Form of Employee Non-Qualified Stock Option Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	June 6, 2008	10.1
(16) Form of Employee Restricted Stock Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	June 6, 2008	10.2
(17) Form of Employee Performance Cash Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	June 6, 2008	10.3
(18) Common Stock Purchase Agreement.	001-31617	8-K	June 17, 2008	10.1
(19) Form of Outside Director Restricted Stock Unit Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	August 8, 2008	10.1
(20) Amendment to Form of Aircraft Lease agreement between CFS Air, LLC and Air Logistics, L.L.C.	001-31617	10-Q	November 5, 2008	10.2
(21) Form of Stock Option Award Letter. *	001-31617	8-K	June 10, 2009	10.1
(22) Form of Restricted Stock Award Letter. *	001-31617	8-K	June 10, 2009	10.2
(23) Form of Performance Cash Award Letter. *	001-31617	8-K	June 10, 2009	10.3
(24) Líder Aviação Holding S.A. Shareholders Agreement dated May 26, 2009. +	001-31617	10-Q	August 6, 2009	10.1
(25) Amendment No. 1 to 2007 Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	10-K	May 21, 2010	10(69)
(26) Form of 2010 Stock Option Award Letter. *	001-31617	8-K	June 15, 2010	10.1
(27) Form of 2010 Restricted Stock Award Letter. *	001-31617	8-K	June 15, 2010	10.2
(28) Form of 2010 Restricted Stock (Retention) Award Letter.*	001-31617	8-K	June 15, 2010	10.3
(29) Form of 2010 Performance Cash Award Letter. *	001-31617	8-K	June 15, 2010	10.4
(30) Employment Agreement with Jonathan E. Baliff dated September 12, 2010. *	001-31617	8-K	September 12, 2010	10.1
(41) Indemnity Agreement with Stephen King.	001-31617	8-K	February 7, 2011	10.1
(32) Severance Benefits Agreement with Hilary S. Ware dated November 4, 2010. *	001-31617	8-K	May 20, 2011	10(77)
(33) Form of 2011 Stock Option Award Letter. *	001-31617	8-K	June 14, 2011	10.1
(34) Form of 2011 Restricted Stock Award Letter. *	001-31617	8-K	June 14, 2011	10.2
(35) Form of 2011 Performance Cash Award Letter. *	001-31617	8-K	June 14, 2011	10.3
(36) Bristow Group Inc. Fiscal Year 2012 Annual Incentive Compensation Plan. *	001-31617	8-K	June 14, 2011	10.4
(37) Form of Outside Director Restricted Cash Award Letter. *	001-31617	8-K	August 5, 2011	10.1
(38) Indemnity Agreement with Mathew Masters	001-31617	8-K	November 1, 2011	10.1
(39) Amended and Restated Revolving Credit and Term Loan Agreement, dated November 22, 2010	001-31617	10-Q	February 2, 2011	10.2
(40) First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 22, 2011.	001-31617	8-K	December 28, 2011	10.1
(41) Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of October 1, 2012.	001-31617	8-K	October 4, 2012	10.2

	Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(42) Third Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of April 29, 2013.	001-31617	8-K	April 29, 2014	10.1
(43) Fourth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of March 14, 2014.	001-31617	8-K	March 14, 2014	10.1
(44) Fifth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated April 17, 2015.	001-31617	8-K	April 20, 2015	10.1
(45) Sixth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated September 29, 2015.	001-31617	8-K	September 29, 2015	10.1
(46) Seventh Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated November 5, 2015.	001-31617	8-K	November 5, 2015	10.2
(47) Eighth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated May 23, 2016.	001-31617	8-K	May 23, 2016	10.1
(48) Amended and Restated Severance Benefits Agreement between Bristow Group Inc. and Jeremy Akel, dated April 10, 2012. *	001-31617	8-K	April 10, 2012	10.1
(49) Indemnity Agreement with Lori Gobillot.	001-31617	8-K	May 1, 2012	10.1
(50) Form of 2012 Stock Option Award Letter. *	001-31617	8-K	May 25, 2012	10.1
(51) Form of 2012 Restricted Stock Award Letter. *	001-31617	8-K	May 25, 2012	10.2
(52) Form of 2012 Performance Cash Award Letter. *	001-31617	8-K	May 25, 2012	10.3
(53) Bristow Group Inc. Fiscal Year 2013 Annual Incentive Compensation Plan. *	001-31617	8-K	May 25, 2012	10.4
(54) Term Loan and Credit Agreement dated as of October 1, 2012.	001-31617	8-K	October 4, 2012	10.1
(55) Form of Unanimous Shareholder Agreement, by and among Bristow Group Inc., Kenneth Norie, Cougar Helicopters Inc., and the other parties signatory thereto.	001-31617	8-K	October 4, 2012	10.7
(56) S-92 New Helicopter Sales Agreement dated as of November 7, 2012, between Bristow Group Inc. and Sikorsky Aircraft Corporation. +	001-31617	10-Q/A	April 8, 2013	10.1
(57) U.K. Search & Rescue Helicopter Service Contract dated as of March 26, 2013, between Bristow Helicopters and U.K. Department for Transport. +	001-31617	10-K/A	November 7, 2013	10.69
(58) Form of 2013 Stock Option Award Letter. *	001-31617	8-K	June 10, 2013	10.1
(59) Form of 2013 Restricted Stock Award Letter. *	001-31617	8-K	June 10, 2013	10.2
(60) Form of 2013 Performance Cash Award Letter. *	001-31617	8-K	June 10, 2013	10.3
(61) Bristow Group Inc. Fiscal Year 2014 Annual Incentive Compensation Plan. *	001-31617	8-K	June 10, 2013	10.4
(62) Letter regarding treatment of unvested long-term incentive plan awards.	001-31617	10-Q	November 7, 2013	10.1
(63) Retirement and Consulting Agreement, between Bristow Group Inc. and William E. Chiles, dated January 30, 2014.	001-31617	8-K	February 3, 2014	10.1
(64) Form of 2014 Restricted Stock Unit Retention Award Letter. *	001-31617	8-K	February 3, 2014	10.2
(65) Separation Agreement and Release, between Bristow Group Inc. and Mark B. Duncan, dated March 31, 2014.	001-31617	8-K	March 31, 2014	10.1
(66) John Briscoe Compensation Package. *	001-31617	8-K	June 4, 2014	10.1
(67) Summary of Terms and Conditions of Nonqualified Stock Options Award. *	001-31617	8-K	June 10, 2014	10.2
(68) Summary of Terms and Conditions of Officer Restricted Stock Unit Award. *	001-31617	8-K	June 10, 2014	10.3
(69) Summary of Terms and Conditions of Officer Performance Cash Award. *	001-31617	8-K	June 10, 2014	10.4

	Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(70) Bristow Group Inc. Fiscal year 2015 Annual Incentive Compensation Plan. *	001-31617	8-K	June 10, 2014	10.5
(71) Supplement to Bristow Group Inc. Fiscal Year 2015 Annual Incentive Plan. *	001-31617	8-K	June 10, 2014	10.6
(72) Indemnity Agreement with David Gompert	001-31617	8-K	February 4, 2015	10.1
(73) Bristow Group Inc. Management Severance Benefits Plan for U.S. Employees. *	001-31617	10-K	May 20, 2015	10.70
(74) Bristow Group Inc. Management Severance Benefits Plan for Non-U.S. Employees. *	001-31617	10-K	May 20, 2015	10.71
(75) Supplement to Bristow Group Inc. Fiscal Year 2016 Annual Incentive Plan. *	001-31617	8-K	June 9, 2015	10.2
(76) Compensation Package for Mr. Miller dated as of August 14, 2015.	001-31617	8-K	August 17, 2015	10.1
(77) Separation Agreement and Release in Full between the Company and John H. Briscoe dated as of August 25, 2015.	001-31617	8-K	August 26, 2015	10.1
(78) Term Loan Credit Agreement dated as of November 5, 2015.	001-31617	8-K	November 5, 2015	10.1
(79) Amendment to Term Loan Credit Agreement dated as of May 23, 2016.	001-31617	8-K	May 23, 2016	10.2

(21)†	Subsidiaries.
(23)†	Consent of Independent Registered Public Accounting Firm.
(24)†	Powers of Attorney.
(31.1)†	Certification of Chief Executive Officer.
(31.2)†	Certification of Chief Financial Officer.
(32.1)†	Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)†	Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_______________

*	Compensatory Plan or Arrangement
†	Furnished herewith
††	Filed herewith
+	Confidential information has been omitted from this exhibit and filed separately with the SEC pursuant to a confidential treatment request under Rule 24(b)-2.
Agreements with respect to certain of the registrant’s long-term debt are not filed as Exhibits hereto inasmuch as the debt authorized under any such Agreement does not exceed 10% of the registrant’s total assets. The registrant agrees to furnish a copy of each such Agreement to the SEC upon request.