Form 10-Q
period 2016-06-30
Bristow Group Inc
filed 2016-08-04
CIK 73887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
☐ Yes ☑ No

Indicate the number shares outstanding of each of the issuer’s classes of Common Stock, as of July 29, 2016.
35,063,321 shares of Common Stock, $.01 par value

BRISTOW GROUP INC.
INDEX — FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements.
BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,
	2016	2015

	(Unaudited) (In thousands, except per share amounts)
Gross revenue:
Operating revenue from non-affiliates	$338,675	$420,013
Operating revenue from affiliates	17,509	20,098
Reimbursable revenue from non-affiliates	13,214	26,885
	369,398	466,996
Operating expense:
Direct cost	289,543	336,118
Reimbursable expense	12,614	26,167
Depreciation and amortization	34,694	37,146
General and administrative	52,595	61,332
	389,446	460,763

Loss on disposal of assets	(10,017)	(7,695)
Earnings from unconsolidated affiliates, net of losses	3,830	6,296
Operating income (loss)	(26,235)	4,834

Interest expense, net	(10,886)	(7,669)
Other income (expense), net	(6,189)	3,839
Income (loss) before provision for income taxes	(43,310)	1,004
Benefit (provision) for income taxes	2,238	(2,633)
Net loss	(41,072)	(1,629)
Net (income) loss attributable to noncontrolling interests	300	(1,628)
Net loss attributable to Bristow Group	(40,772)	(3,257)
Accretion of redeemable noncontrolling interests	—	(6,301)
Net loss attributable to common stockholders	$(40,772)	$(9,558)

Loss per common share:
Basic	$(1.17)	$(0.27)
Diluted	$(1.17)	$(0.27)

Cash dividends declared per common share	$0.07	$0.34

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,
	2016	2015

	(Unaudited) (In thousands)
Net loss	$(41,072)	$(1,629)
Other comprehensive income:
Currency translation adjustments	(7,135)	12,608
Total comprehensive income (loss)	(48,207)	10,979

Net (income) loss attributable to noncontrolling interests	300	(1,628)
Currency translation adjustments attributable to noncontrolling interests	(4,442)	2,106
Total comprehensive (income) loss attributable to noncontrolling interests	(4,142)	478
Total comprehensive income (loss) attributable to Bristow Group	(52,349)	11,457
Accretion of redeemable noncontrolling interests	—	(6,301)
Total comprehensive income (loss) attributable to common stockholders	$(52,349)	$5,156
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2016	March 31, 2016
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$122,711	$104,310
Accounts receivable from non-affiliates	243,446	243,425
Accounts receivable from affiliates	7,551	5,892
Inventories	137,673	142,503
Assets held for sale	40,572	43,783
Prepaid expenses and other current assets	51,941	53,183
Total current assets	603,894	593,096
Investment in unconsolidated affiliates	207,351	194,952
Property and equipment – at cost:
Land and buildings	242,846	253,098
Aircraft and equipment	2,533,042	2,570,577
	2,775,888	2,823,675
Less – Accumulated depreciation and amortization	(537,891)	(540,423)
	2,237,997	2,283,252
Goodwill	28,650	29,990
Other assets	140,234	161,655
Total assets	$3,218,126	$3,262,945

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$93,259	$96,966
Accrued wages, benefits and related taxes	61,175	59,431
Income taxes payable	19,838	27,400
Other accrued taxes	7,853	7,995
Deferred revenue	42,531	24,206
Accrued maintenance and repairs	20,994	22,196
Accrued interest	5,948	11,985
Other accrued liabilities	49,796	48,392
Deferred taxes	2,334	1,881
Short-term borrowings and current maturities of long-term debt	78,036	60,394
Contingent consideration	3,723	29,522
Total current liabilities	385,487	390,368
Long-term debt, less current maturities	1,123,315	1,071,578
Accrued pension liabilities	60,370	70,107
Other liabilities and deferred credits	26,843	33,273
Deferred taxes	154,704	172,254
Commitments and contingencies (Note 5)
Redeemable noncontrolling interest	14,095	15,473
Stockholders’ investment:
Common stock, $.01 par value, authorized 90,000,000; outstanding: 35,063,321 as of June 30 and 34,976,743 as of March 31 (exclusive of 1,291,441 treasury shares)	378	377
Additional paid-in capital	802,771	801,173
Retained earnings	1,129,048	1,172,273
Accumulated other comprehensive loss	(301,396)	(289,819)
Treasury shares, at cost (2,756,419 shares)	(184,796)	(184,796)
Total Bristow Group stockholders’ investment	1,446,005	1,499,208
Noncontrolling interests	7,307	10,684
Total stockholders’ investment	1,453,312	1,509,892
Total liabilities, redeemable noncontrolling interest and stockholders’ investment	$3,218,126	$3,262,945
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three Months Ended June 30,
	2016	2015

	(Unaudited) (In thousands)
Cash flows from operating activities:
Net loss	$(41,072)	$(1,629)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	34,694	37,146
Deferred income taxes	(7,216)	(7,293)
Discount amortization on long-term debt	27	918
Loss on disposal of assets	10,017	7,695
Impairments of inventories	—	5,439
Stock-based compensation	4,200	3,967
Equity in earnings from unconsolidated affiliates in excess of dividends received	(3,587)	(5,530)
Tax benefit related to stock-based compensation	—	(337)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(18,391)	6,329
Inventories	(2,000)	(4,872)
Prepaid expenses and other assets	(2,390)	(17,582)
Accounts payable	5,328	14,830
Accrued liabilities	10,334	(20,243)
Other liabilities and deferred credits	(5,342)	(2,901)
Net cash provided by (used in) operating activities	(15,398)	15,937
Cash flows from investing activities:
Capital expenditures	(21,063)	(67,777)
Proceeds from asset dispositions	11,500	9,301
Net cash used in investing activities	(9,563)	(58,476)
Cash flows from financing activities:
Proceeds from borrowings	74,408	364,774
Debt issuance costs	(2,925)	—
Repayment of debt	(18,035)	(285,589)
Partial prepayment of put/call obligation	(13)	(14)
Acquisition of noncontrolling interest	—	(2,000)
Payment of contingent consideration	(10,000)	(8,000)
Common stock dividends paid	(2,453)	(11,871)
Tax benefit related to stock-based compensation	—	337
Net cash provided by financing activities	40,982	57,637
Effect of exchange rate changes on cash and cash equivalents	2,380	1,150
Net increase in cash and cash equivalents	18,401	16,248
Cash and cash equivalents at beginning of period	104,310	104,146
Cash and cash equivalents at end of period	$122,711	$120,394
Cash paid during the period for:
Interest	$18,114	$16,655
Income taxes	$4,058	$7,365
Supplemental disclosure for non-cash investing activities:
Completion of deferred sale leaseback	$—	$(74,480)
Deferred sale leaseback advance	$—	$18,285
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interests
(Unaudited)
(In thousands, except share amounts)

		Total Bristow Group Stockholders’ Investment
	Redeemable Noncontrolling Interests	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Investment
March 31, 2016	$15,473	$377	34,976,743	$801,173	$1,172,273	$(289,819)	$(184,796)	$10,684	$1,509,892
Issuance of common stock	—	1	86,578	1,598	—	—	—	—	1,599
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	(13)	(13)
Common stock dividends ($0.07 per share)	—	—	—	—	(2,453)	—	—	—	(2,453)
Currency translation adjustments	(1,058)	—	—	—	—	—	—	(3,384)	(3,384)
Net income (loss)	(320)	—	—	—	(40,772)	—	—	20	(40,752)
Other comprehensive loss	—	—	—	—	—	(11,577)	—	—	(11,577)
June 30, 2016	$14,095	$378	35,063,321	$802,771	$1,129,048	$(301,396)	$(184,796)	$7,307	$1,453,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — BASIS OF PRESENTATION, CONSOLIDATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The condensed consolidated financial statements include the accounts of Bristow Group Inc. and its consolidated entities (“Bristow Group”, the “Company”, “we”, “us”, or “our”) after elimination of all significant intercompany accounts and transactions. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ending March 31, 2017 is referred to as “fiscal year 2017”. Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, the information contained in the following notes to condensed consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and related notes thereto contained in our fiscal year 2016 Annual Report (the “fiscal year 2016 Financial Statements”). Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the entire fiscal year.
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated balance sheet of the Company as of June 30, 2016 and the consolidated statements of operations, comprehensive income and cash flows for the three months ended June 30, 2016 and 2015.
Certain reclassifications of prior period information have been made to conform to the presentations of the current period information as a result of an adoption of a required accounting standard. In the prior period financial statements, we had included unamortized debt issuance costs in other assets. Current period presentation has reclassified certain of these unamortized debt issuance costs as direct deductions of our debt balances on our condensed consolidated balance sheet. These reclassifications had no effect on net income or cash flows provided by operating activities as previously reported.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Foreign Currency
During the three months ended June 30, 2016 and 2015, our primary foreign currency exposure was to the British pound sterling, the euro, the Australian dollar, the Norwegian kroner and the Nigerian naira. The value of these currencies has fluctuated relative to the U.S. dollar as indicated in the following table:

	Three Months Ended June 30,
	2016	2015
One British pound sterling into U.S. dollars
High	1.48	1.59
Average	1.43	1.53
Low	1.31	1.46
At period-end	1.34	1.57
One euro into U.S. dollars
High	1.15	1.14
Average	1.13	1.11
Low	1.10	1.06
At period-end	1.11	1.11
One Australian dollar into U.S. dollars
High	0.78	0.81
Average	0.75	0.78
Low	0.72	0.76
At period-end	0.74	0.77
One Norwegian kroner into U.S. dollars
High	0.1245	0.1370
Average	0.1212	0.1291
Low	0.1163	0.1234
At period-end	0.1195	0.1267
One Nigerian naira into U.S. dollars
High	0.0050	0.0051
Average	0.0048	0.0051
Low	0.0035	0.0050
At period-end	0.0035	0.0050
_____________
Source: Bank of England, FactSet and Oanda.com
Other income (expense), net, in our condensed consolidated statements of operations includes foreign currency transaction losses of $6.3 million and foreign currency transaction gains of $3.9 million for the three months ended June 30, 2016 and 2015, respectively. The losses for the three months ended June 30, 2016 were primarily driven by the strengthening of the U.S. dollar against the Nigerian naira and British pound sterling as reflected in the table above.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Our earnings from unconsolidated affiliates, net of losses, are also affected by the impact of changes in foreign currency exchange rates on the reported results of our unconsolidated affiliates. During the three months ended June 30, 2015, earnings from unconsolidated affiliates, net of losses, increased $1.7 million as a result of the impact of changes in foreign currency exchange rates on the earnings of our unconsolidated affiliates, primarily the impact of changes in the Brazilian real to U.S. dollar exchange rate on earnings for our affiliate in Brazil. The value of the Brazilian real has fluctuated relative to the U.S. dollar as indicated in the following table:

	Three Months Ended June 30,
	2016	2015
One Brazilian real into U.S. dollars
High	0.3121	0.3435
Average	0.2849	0.3258
Low	0.2702	0.3108
At period-end	0.3121	0.3184
_____________
Source: FactSet and Oanda.com
We estimate that the fluctuation of currencies versus the same period in the prior fiscal year had the following effect on our financial condition and results of operations (in thousands):

Three Months Ended June 30, 2016
Revenue	$(15,010)
Operating expense	15,052
Earnings from unconsolidated affiliates, net of losses	(1,788)
Non-operating expense	(10,117)
Income before provision for income taxes	(11,863)
Provision for income taxes	2,778
Net income	(9,085)
Cumulative translation adjustment	(11,577)
Total stockholders’ investment	$(20,662)
Revenue Recognition
In general, we recognize revenue when it is both realized or realizable and earned. We consider revenue to be realized or realizable and earned when the following conditions exist: there is persuasive evidence of an arrangement (generally a client contract exists); the services or products have been performed or delivered to the client; the sales price is fixed or determinable; and collection has occurred or is probable.
Revenue from helicopter services, including search and rescue (“SAR”) services, is recognized based on contractual rates as the related services are performed. The charges under these contracts are generally based on a two-tier rate structure consisting of a daily or monthly fixed fee plus additional fees for each hour flown. These contracts are for varying periods and generally permit the client to cancel the contract before the end of the term. We also provide services to clients on an “ad hoc” basis, which usually entails a shorter contract notice period and duration. The charges for ad hoc services are based on an hourly rate or a daily or monthly fixed fee plus additional fees for each hour flown. In order to offset potential increases in operating costs, our long-term contracts may provide for periodic increases in the contractual rates charged for our services. We recognize the impact of these rate increases when the criteria outlined above have been met. This generally includes written recognition from the clients that they are in agreement with the amount of the rate escalation. Cost reimbursements from clients are recorded as reimbursable revenue with the related reimbursed costs recorded as reimbursable expense on our condensed consolidated statements of operations.
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
Interest Expense, Net
During the three months ended June 30, 2016 and 2015, interest expense, net consisted of the following (in thousands):

	Three Months Ended June 30,
	2016	2015
Interest income	$234	$221
Interest expense	(11,120)	(7,890)
Interest expense, net	$(10,886)	$(7,669)
Accretion of Redeemable Noncontrolling Interests
Accretion of redeemable noncontrolling interests of $6.3 million for the three months ended June 30, 2015 related to put arrangements whereby the noncontrolling interest holders may require us to redeem the remaining shares of Airnorth and Eastern Airways at a formula-based amount that is not considered fair value (the “redemption amount”). Redeemable noncontrolling interest is adjusted each period for comprehensive income, dividends attributable to the noncontrolling interest and changes in ownership interest, if any, such that the noncontrolling interest represents the proportionate share of Airnorth’s and Eastern Airways’ equity (the “carrying value”). Additionally, at each period end we are required to compare the redemption amount to the carrying value of the redeemable noncontrolling interest and record the redeemable noncontrolling interest at the higher of the two amounts, with a corresponding charge or credit directly to retained earnings. While this charge or credit does not impact net income (loss), it does result in a reduction or increase of income (loss) available to common shareholders in the calculation of diluted earnings (loss) per share (see Note 8).
Accounts Receivable
As of June 30 and March 31, 2016, the allowance for doubtful accounts for non-affiliates was $5.6 million in both periods. There were no allowances for doubtful accounts related to accounts receivable due from affiliates as of June 30 and March 31, 2016. The allowance for doubtful accounts for non-affiliates as of June 30 and March 31, 2016 primarily related to amounts due from two clients in Nigeria and one client in Australia for which we no longer believed collection was probable.
Inventories
As of June 30 and March 31, 2016, inventories were net of allowances of $25.0 million and $27.8 million, respectively.
Prepaid Expenses and Other Current Assets
As of June 30 and March 31, 2016, prepaid expenses and other current assets included the short-term portion of contract acquisition and pre-operating costs totaling $12.6 million and $12.1 million, respectively, related to the SAR contracts in the U.K. and Australia and a client contract in Norway, which are recoverable under the contracts and will be expensed over the terms of the contracts. For the three months ended June 30, 2016, we expensed $2.2 million due to the start-up of some of these contracts.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Goodwill
Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Goodwill has an indefinite useful life and is not amortized, but is assessed annually or when events or changes in circumstances indicate that a potential impairment exists. Goodwill of $28.7 million and $30.0 million as of June 30 and March 31, 2016, respectively, related to our reporting units were as follows (in thousands):

	Europe Caspian	Asia Pacific	Total
March 31, 2016	$10,026	$19,964	$29,990
Foreign currency translation	(700)	(640)	(1,340)
June 30, 2016	$9,326	$19,324	$28,650
Accumulated goodwill impairment of $42.2 million as of both June 30 and March 31, 2016 related to our reporting units were as follows (in thousands):

	Europe Caspian	Africa	Corporate and other	Americas	Total
March 31, 2016	$(25,177)	$(6,179)	$(10,223)	$(576)	$(42,155)
Impairments	—	—	—	—	—
June 30, 2016	$(25,177)	$(6,179)	$(10,223)	$(576)	$(42,155)
Other Intangible Assets
Other Intangible Assets — Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values. Intangible assets by type were as follows (in thousands):

	Client contracts	Client relationships	Trade name and trademarks	Internally developed software	Licenses	Total

	Gross Carrying Amount
March 31, 2016	$8,170	$12,779	$5,008	$1,149	$752	$27,858
Foreign currency translation	(3)	(64)	(292)	(47)	(2)	(408)
June 30, 2016	$8,167	$12,715	$4,716	$1,102	$750	$27,450

	Accumulated Amortization
March 31, 2016	$(8,062)	$(10,600)	$(636)	$(480)	$(601)	$(20,379)
Amortization expense	(57)	(184)	(73)	(55)	(14)	(383)
June 30, 2016	$(8,119)	$(10,784)	$(709)	$(535)	$(615)	$(20,762)

Weighted average remaining contractual life, in years	0.2	6.3	13.7	2.6	2.4	4.4
Future amortization expense of intangible assets for each of the years ending March 31 are as follows (in thousands):

2017	$668
2018	879
2019	753
2020	465
2021	465
Thereafter	3,458
$6,688
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Other Assets
As of June 30 and March 31, 2016, other assets included the long-term portion of contract acquisition and pre-operating costs totaling $51.7 million and $55.1 million, respectively, related to the SAR contracts in the U.K. and a client contract in Norway, which are recoverable under the contract and will be expensed over the terms of the contracts.
Property and Equipment and Assets Held for Sale
During the three months ended June 30, 2016 and 2015, we made capital expenditures as follows:

	Three Months Ended June 30,
	2016	2015
Number of aircraft delivered:
Medium	—	1
SAR aircraft	—	1
Total aircraft	—	2
Capital expenditures (in thousands):
Aircraft and related equipment (1)	$17,487	$40,462
Other	3,576	27,315
Total capital expenditures	$21,063	$67,777
_____________

(1)	During the three months ended June 30, 2016 and 2015, we spent $3.1 million and $28.3 million, respectively, on progress payments for aircraft to be delivered in future periods.
The following table presents details on the aircraft sold or disposed of and impairments on assets held for sale during the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016	2015

	(In thousands, except for number of aircraft)

Number of aircraft sold or disposed of	6	9
Proceeds from sale or disposal of assets	$11,500	$9,301
Gain from sale or disposal of assets (1)	$132	$2,167

Number of aircraft impaired	11	9
Impairment charges on aircraft held for sale (1)	$10,149	$9,862
_____________

(1)	Included in gain (loss) on disposal of assets on our condensed consolidated statements of operations.
During the three months ended June 30, 2016 and 2015, we recorded accelerated depreciation of $6.9 million and $10.5 million on 11 and 19 aircraft, respectively, as our management decided to exit these model types earlier than originally anticipated. We expect to record an additional $3.5 million in depreciation expense over the remainder of fiscal year 2017 relating to this change in fleet exit timing.
The weakening of the British pound sterling during the three months ended June 30, 2016 triggered a review of our property and equipment for potential impairment. In accordance with Accounting Standard Codification 360-10-35, we estimated future undiscounted cash flows to test the recoverability of our property and equipment, which largely consists of our held for use aircraft. The determination of estimated future undiscounted cash flows required us to use significant unobservable inputs including assumptions related to projected demand for services and rates. We determined that the estimated future undiscounted cash flows were above the carrying value as of June 30, 2016 and no impairment was recorded. Future declines in operating performance or anticipated business outlook may reduce our estimated future undiscounted cash flows and result in impairment.

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
In February 2015, the FASB issued accounting guidance which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The guidance amends the criteria for determining which entities are considered Variable Interest Entities (“VIEs”) and amends the criteria for determining if a service provider possesses a variable interest in a VIE. This pronouncement is effective for annual and interim periods in fiscal years beginning after December 15, 2015. A reporting entity may apply the amendments using a modified retrospective approach or a full retrospective application. We have adopted this accounting guidance effective April 1, 2016 and there is no material effect on our financial statements and related disclosures.
In April 2015, the FASB issued accounting guidance relating to the presentation of debt issuance costs. The intent is to simplify the presentation of debt issuance costs by requiring entities to record debt issuance costs on the balance sheet as a direct deduction from the carrying amount of the related debt liability, similar to debt discounts or premiums. In August 2015, the FASB issued additional guidance to allow issuers to continue to recognize debt issuance costs related to line-of-credit arrangements as an asset and amortize that asset over the term of the credit agreement regardless of whether a balance is outstanding. These pronouncements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. We have adopted this accounting guidance effective April 1, 2016. As a result of the adoption, we presented the $8.9 million of unamortized debt issuance costs that was previously included in other assets in our condensed consolidated balance sheet as of March 31, 2016 as direct deductions from the carrying amount of the related debt.
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
As of June 30, 2016, we had interests in four VIEs of which we were the primary beneficiary, which are described below, and had no interests in VIEs of which we were not the primary beneficiary. See Note 3 to the fiscal year 2016 Financial Statements for a description of other investments in significant affiliates.
Bristow Aviation Holdings Limited — We own 49% of Bristow Aviation Holdings Limited’s (“Bristow Aviation”) common stock and a significant amount of its subordinated debt. Bristow Aviation is incorporated in England and holds all of the outstanding shares in Bristow Helicopters Limited (“Bristow Helicopters”). Bristow Aviation's subsidiaries provide industrial aviation services to clients primarily in the U.K, Norway, Australia, Nigeria and Trinidad and fixed wing services primarily in the U.K and Australia. Bristow Aviation is organized with three different classes of ordinary shares having disproportionate voting rights. The Company, Caledonia Investments plc (“Caledonia”) and a European Union investor (the “E.U. Investor”) own 49%, 46% and 5%, respectively, of Bristow Aviation’s total outstanding ordinary shares, although Caledonia has voting control over the E.U. Investor’s shares.
In addition to our ownership of 49% of Bristow Aviation’s outstanding ordinary shares, in May 2004, we acquired eight million shares of deferred stock, essentially a subordinated class of stock with no voting rights, from Bristow Aviation for £1 per share ($14.4 million in total). We also have £91.0 million ($121.6 million) principal amount of subordinated unsecured loan stock (debt) of Bristow Aviation bearing interest at an annual rate of 13.5% and payable semi-annually. Payment of interest on such debt has been deferred since its incurrence in 1996. Deferred interest accrues at an annual rate of 13.5% and aggregated $1.8 billion as of June 30, 2016.
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
Furthermore, the call option provides a mechanism whereby the economic risk for the other investors is limited should the financial condition of Bristow Aviation deteriorate. The call option price is the nominal value of the ordinary shares held by the noncontrolling shareholders (£1.0 million as of June 30, 2016) plus an annual guaranteed rate of return less any prepayments of such call option price and any dividends paid on the shares concerned. We can elect to pre-pay the guaranteed return element of the call option price wholly or in part without exercising the call option. No dividends have been paid by Bristow Aviation. We have accrued the annual return due to the other shareholders at a rate of sterling LIBOR plus 3% (prior to May 2004, the rate was fixed at 12%) by recognizing noncontrolling interest expense on our condensed consolidated statements of operations, with a

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

corresponding increase in noncontrolling interest on our condensed consolidated balance sheets. Prepayments of the guaranteed return element of the call option are reflected as a reduction in noncontrolling interest on our condensed consolidated balance sheets. The other investors have an option to put their shares in Bristow Aviation to us. The put option price is calculated in the same way as the call option price except that the guaranteed rate for the period to April 2004 was 10% per annum. If the put option is exercised, any pre-payments of the call option price are set off against the put option price.
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

	June 30, 2016	March 31, 2016
Assets
Cash and cash equivalents	$121,612	$62,773
Accounts receivable	584,428	565,223
Inventories	97,556	102,738
Prepaid expenses and other current assets	40,981	53,776
Total current assets	844,577	784,510
Investment in unconsolidated affiliates	4,109	4,676
Property and equipment, net	233,099	251,494
Goodwill	28,650	29,990
Other assets	73,656	82,443
Total assets	$1,184,091	$1,153,113
Liabilities
Accounts payable	$604,882	$521,563
Accrued liabilities	150,316	141,977
Accrued interest	1,765,120	1,698,360
Current maturities of long-term debt	11,861	10,322
Total current liabilities	2,532,179	2,372,222
Long-term debt, less current maturities	143,869	155,222
Accrued pension liabilities	60,370	70,107
Other liabilities and deferred credits	7,191	7,928
Deferred taxes	15,616	20,330
Redeemable noncontrolling interest	14,095	15,473
Total liabilities	$2,773,320	$2,641,282

	Three Months Ended June 30,
	2016	2015
Revenue	$318,454	$386,771
Operating loss	(19,743)	(17,743)
Net loss	(88,543)	(64,777)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Bristow Helicopters Nigeria Ltd. — Bristow Helicopters Nigeria Ltd. (“BHNL”) is a joint venture in Nigeria in which Bristow Helicopters owned a 48% interest, a Nigerian company owned 100% by Nigerian employees owned a 50% interest and an employee trust fund owned the remaining 2% interest as of June 30, 2016. BHNL provides industrial aviation services to clients in Nigeria.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 3 — DEBT
Debt as of June 30 and March 31, 2016 consisted of the following (in thousands):

	June 30, 2016	March 31, 2016
6¼% Senior Notes due 2022	$401,535	$401,535
Term Loan	328,693	335,665
Term Loan Credit Facility	200,000	200,000
Revolving Credit Facility	206,950	144,000
Airnorth debt	18,903	19,652
Eastern Airways debt	15,634	15,643
Other debt	39,395	24,394
Unamortized debt issuance costs	(9,759)	(8,917)
Total debt	1,201,351	1,131,972
Less short-term borrowings and current maturities of long-term debt	(78,036)	(60,394)
Total long-term debt	$1,123,315	$1,071,578
Term Loan and Revolving Credit Facility — On May 23, 2016, we entered into an eighth amendment (the “Eighth Amendment”) to our amended and restated revolving credit and term loan agreement, which includes a $400 million revolving credit facility with a subfacility of $30 million for letters of credit (the “Revolving Credit Facility”) and a five-year, $350 million term loan (the “Term Loan”, and together with the Revolving Credit Facility, the “Credit Facilities”) (the “Amended and Restated Credit Agreement”) that, among other things, (a) replaced the maximum leverage ratio requirement with a maximum senior secured leverage ratio defined as the sum of senior secured debt and the present value of obligations under operating leases to consolidated EBITDA for the most recent four consecutive fiscal quarters, which ratio may not be not greater than 4.25:1.00 for each fiscal quarter ending during the period from March 31, 2016 through September 30, 2017 and 4.00:1.00 for each fiscal quarter ending thereafter, (b) replaced the interest coverage ratio requirement with a minimum current ratio, defined as the ratio of the sum of consolidated current assets minus the book value of aircraft held for sale plus the unused amount of aggregate revolving commitments less $25 million to consolidated current liabilities, which may not be not less than 1.00:1.00 as of the last day of each fiscal quarter, (c) allows for the issuance of certain additional indebtedness when the leverage ratio exceeds 4.75:1.00, including (i) unsecured, subordinated or convertible indebtedness to refinance outstanding term loans under the Amended and Restated Credit Agreement and our senior secured term loan agreement (the “Term Loan Credit Agreement”), (ii) additional unsecured, subordinated or convertible indebtedness of up to $100 million in principal amount, (iii) equipment financings, including, without limitation, aircraft sale and leaseback transactions, and (iv) financings of U.K. bases with respect to helicopter SAR services and (d) limits cash dividends on our common stock to $0.07 per share per quarter. In addition, in connection with the Eighth Amendment and the first amendment to the Term Loan Credit Agreement described below, certain of our U.S. subsidiaries have granted liens on certain of their aircraft to secure our obligations under the Amended and Restated Credit Agreement and the Term Loan Credit Agreement on a pari passu secured basis in favor of the lenders under each such agreement. Also, as part of the Eight Amendment, the applicable margin for borrowings under the Credit Facilities will range from 0.50% to 3.5% depending on whether the Base Rate or LIBOR was used and based on our leverage ratio pricing grid.
During the three months ended June 30, 2016, we had borrowings of $72.0 million and made payments of $9.0 million under the Revolving Credit Facility. Additionally, we paid $7.0 million to reduce our borrowings under the Term Loan. As of June 30, 2016, we had $0.6 million in letters of credit outstanding under the Revolving Credit Facility.
Term Loan Credit Facility — On May 23, 2016, we entered into the first amendment to the Term Loan Credit Agreement that, among other things, incorporates, as applicable, the provisions of the Eighth Amendment described above.
Other Debt — Other debt includes borrowings for aircraft purchase payments totaling $24.0 million with interest rates ranging from 2.5% to 3.5% payable in December 2016 and January 2017 and amounts payable relating to the third year earn-out payment for our investment in Cougar Helicopters Inc. (“Cougar”) totaling $15.4 million due in April 2017.

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
The following table summarizes the assets as of June 30, 2016, valued at fair value on a non-recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2016	Total Loss for the Three Months Ended June 30, 2016
Assets held for sale	$—	$40,572	$—	$40,572	$(10,149)
Total assets	$—	$40,572	$—	$40,572	$(10,149)
The following table summarizes the assets as of June 30, 2015, valued at fair value on a non-recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2015	Total Loss for the Three Months Ended June 30, 2015
Inventories	$—	$13,922	$—	$13,922	$(5,439)
Assets held for sale	—	35,523	—	35,523	(9,862)
Total assets	$—	$49,445	$—	$49,445	$(15,301)
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
The fair value of assets held for sale using Level 2 inputs is determined through evaluation of expected sales proceeds for aircraft. This analysis includes estimates based on historical experience with sales, recent transactions involving similar assets, quoted market prices for similar assets and condition and location of aircraft to be sold or otherwise disposed of. The loss for the three months ended June 30, 2016 related to eleven aircraft held for sale and the loss for the three months ended June 30, 2015 related to nine aircraft held for sale.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Recurring Fair Value Measurements
The following table summarizes the financial instruments we had as of June 30, 2016, valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2016	Balance Sheet Classification
Rabbi Trust investments	$3,045	$—	$—	$3,045	Other assets
Total assets	$3,045	$—	$—	$3,045

Contingent consideration: (1)
Current	$—	$—	$3,723	$3,723	Contingent consideration
Long-term	—	—	3,037	3,037	Other liabilities and deferred credits
Total liabilities	$—	$—	$6,760	$6,760
_____________

(1)	Relates to the acquisition of Airnorth totaling $6.8 million. For further details on Airnorth, see Note 2 to the fiscal year 2016 Financial Statements.
The following table summarizes the financial instruments we had as of March 31, 2016, valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2016	Balance Sheet Classification
Rabbi Trust investments	$2,990	$—	$—	$2,990	Other assets
Total assets	$2,990	$—	$—	$2,990

Contingent consideration: (1)
Current	$—	$—	$29,522	$29,522	Contingent consideration
Long-term	—	—	3,069	3,069	Other liabilities and deferred credits
Total liabilities	$—	$—	$32,591	$32,591
_____________

(1)
Relates to our investment in Cougar totaling $26.0 million and Airnorth totaling $6.6 million. For further details on Cougar and Airnorth, see Notes 2 and 3 to the fiscal year 2016 Financial Statements.

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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table provides a rollforward of the contingent consideration liability Level 3 fair value measurements during the three months ended June 30, 2016 (in thousands):

Significant Unobservable Inputs (Level 3)
Balance as of March 31, 2016	$32,591
Change in fair value of contingent consideration	169
Payment of Cougar third year earn-out	(10,000)
Reclass of remaining Cougar third year earn-out to short-term borrowings and other accrued liabilities	(16,000)
Balance as of June 30, 2016	$6,760
We assess the estimated fair value of the contractual obligation to pay the contingent consideration on a quarterly basis and any changes in estimated fair value are recorded as accretion expense included in depreciation and amortization on our condensed consolidated statements of operations. Fluctuations in the fair value of contingent consideration are impacted by two unobservable inputs, management's estimate of the probability of Cougar or Airnorth achieving certain agreed performance targets and the estimated discount rate. As of June 30 and March 31, 2016, the discount rate approximated 4% for the contingent consideration related to Cougar and 2% for the contingent consideration related to Airnorth.
Fair Value of Debt
The fair value of our debt has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on quoted market prices. The carrying and fair value of our long-term debt, including the current portion and excluding unamortized debt issuance costs, are as follows (in thousands):

	June 30, 2016		March 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
6¼% Senior Notes	$401,535	$303,681	$401,535	$277,059
Term Loan	328,693	328,693	335,665	335,665
Term Loan Credit Facility	200,000	200,000	200,000	200,000
Revolving Credit Facility	206,950	206,950	144,000	144,000
Airnorth debt	18,903	18,903	19,652	19,652
Eastern Airways debt	15,634	15,634	15,643	15,643
Other debt	39,395	39,395	24,394	24,394
	$1,211,110	$1,113,256	$1,140,889	$1,016,413
Other
The fair values of our cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of these items.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 5 — COMMITMENTS AND CONTINGENCIES
Aircraft Purchase Contracts — As shown in the table below, we expect to make additional capital expenditures over the next five fiscal years to purchase additional aircraft. As of June 30, 2016, we had 36 aircraft on order and options to acquire an additional 10 aircraft. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order will provide incremental fleet capacity in terms of revenue and operating income.

	Nine Months Ending March 31, 2017	Fiscal Year Ending March 31,
		2018	2019	2020	2021 and thereafter	Total
Commitments as of June 30, 2016: (1) (2)
Number of aircraft:
Medium	10	—	—	—	—	10
Large (2)	—	5	4	4	5	18
U.K. SAR	4	4	—	—	—	8
	14	9	4	4	5	36
Related expenditures (in thousands) (3)
Medium and large	$46,002	$66,044	$60,455	$63,685	$45,656	$281,842
U.K. SAR	57,583	58,208	—	—	—	115,791
	$103,585	$124,252	$60,455	$63,685	$45,656	$397,633
Options as of June 30, 2016:
Number of aircraft:
Medium	—	5	—	—	—	5
Large	—	3	2	—	—	5
	—	8	2	—	—	10

Related expenditures (in thousands) (3)	$25,974	$116,055	$30,410	$—	$—	$172,439
_____________

(1)	Signed client contracts are currently in place that will utilize eight of these U.K SAR aircraft.

(2)
In July and August 2016, through discussions with helicopter manufacturers we: (i) reached agreements to defer payment of approximately $13 million in capital expenditures out of fiscal year 2017 and into future periods and approximately $5 million in capital expenditures out of fiscal year 2018 into future periods and (ii) signed a non-binding memorandum of understanding to defer payment of approximately $17 million in capital expenditures out of fiscal year 2017 and into future periods and approximately $59 million in capital expenditures out of fiscal year 2018 into future periods.

(3)	Includes progress payments on aircraft scheduled to be delivered in future periods.
The following chart presents an analysis of our aircraft orders and options during the three months ended June 30, 2016:

	Orders	Options
Beginning of period	36	14
Expired options	—	(4)
End of period	36	10
We periodically purchase aircraft for which we have no orders.
Operating Leases — We have non-cancelable operating leases in connection with the lease of certain equipment, land and facilities, including leases for aircraft. Rental expense incurred under all operating leases was $51.3 million and $53.9 million for the three months ended June 30, 2016 and 2015, respectively, which includes rental expense incurred under operating leases for aircraft of $44.7 million and $46.6 million, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The aircraft leases range from base terms of up to 180 months with renewal options of up to 240 months in some cases, include purchase options upon expiration and some include early purchase options. The leases contain terms customary in transactions of this type, including provisions that allow the lessor to repossess the aircraft and require us to pay a stipulated amount if we default on our obligations under the agreements. The following is a summary of the terms related to aircraft leased under operating leases with original or remaining terms in excess of one year as of June 30, 2016:

End of Lease Term	Number of Aircraft
Nine months ending March 31, 2017 to fiscal year 2018	19
Fiscal year 2019 to fiscal year 2021	56
Fiscal year 2022 to fiscal year 2025	12
87

Employee Agreements — Approximately 50% of our employees are represented by collective bargaining agreements and/or unions with 79.1% of these employees being represented by collective bargaining agreements and/or unions that have expired or will expire in one year. These agreements generally include annual escalations of up to 4%. Periodically, certain groups of our employees who are not covered by a collective bargaining agreement consider entering into such an agreement. We also have employment agreements with members of senior management.
Separation Programs — In March 2015 and May 2016, we offered voluntary separation programs (“VSPs”) to certain employees as part of our ongoing efforts to improve efficiencies and reduce costs. During the three months ended June 30, 2016 and 2015, we recognized $0.9 million and $6.4 million in severance expense as a result of the VSPs, $0.8 million and $5.8 million of which is included in direct cost and $0.1 million and $0.6 million in general administrative expense, respectively. Additionally, beginning in March 2015, we initiated involuntary separation programs (“ISPs”) in certain regions. During the three months ended June 30, 2016 and 2015, we recognized $4.5 million and $1.6 million in severance expense as a result of the ISPs, $0.5 million and $0.5 million of which is included in direct cost and $4.0 million and $1.1 million in general administrative expense, respectively.
On April 18, 2016, Mr. Jeremy Akel departed the Company as Senior Vice President and Chief Operating Officer. Mr. Akel and the Company have entered into a Separation Agreement and Release in Full, dated June 7, 2016 to specify the terms of his departure from the Company, pursuant to which he will receive benefits generally consistent with the termination without cause terms set forth in the Bristow Group Inc. Management Severance Benefits Plan for U.S. Employees effective June 4, 2014 and the Amended and Restated Severance Benefits Agreement between Mr. Akel and the Company dated April 20, 2012. Additionally, on July 1, 2016, Ms. Hilary Ware departed the Company as Senior Vice President and Chief Administration Officer. Ms. Ware and the Company have entered into a Separation Agreement and Release in Full, dated July 14, 2016 to specify the terms of her departure from the Company, pursuant to which she will receive benefits generally consistent with the termination without cause terms set forth in the Bristow Group Inc. Management Severance Benefits Plan for U.S. Employees effective June 4, 2014 and the Amended and Restated Severance Benefits Agreement between Ms. Ware and the Company dated November 4, 2010. We recognized compensation expense related to the departure of Mr. Akel during the three months ended June 30, 2016 included in the amounts above. We expect to recognize $1.5 million in compensation expense related to the departure of Ms. Ware during the three months ending September 30, 2016.
Environmental Contingencies — The U.S. Environmental Protection Agency (the “EPA”), has in the past notified us that we are a potential responsible party (“PRP”) at three former waste disposal facilities that are on the National Priorities List of contaminated sites. Under the federal Comprehensive Environmental Response, Compensation and Liability Act, also known as the Superfund law, persons who are identified as PRPs may be subject to strict, joint and several liability for the costs of cleaning up environmental contamination resulting from releases of hazardous substances at National Priorities List sites. Although we have not yet obtained a formal release of liability from the EPA with respect to any of the sites, we believe that our potential liability in connection with the sites is not likely to have a material adverse effect on our business, financial condition or results of operations.
Other Purchase Obligations — As of June 30, 2016, we had $311.4 million of other purchase obligations representing unfilled purchase orders for aircraft parts, commitments associated with upgrading facilities at our bases and non-cancelable power-by-the-hour maintenance commitments.

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
The Norwegian Civil Aviation Authority previously issued a safety directive on April 29, 2016, requiring operators to suspend public transport flights and commercial air transport operations of all H225 model aircraft registered in, or flying in or offshore of, Norway. The safety directive permitted continued search and rescue flights of the affected aircraft in Norway for the purpose of saving life.
The U.K. Civil Aviation Authority also previously issued a safety directive on April 29, 2016, requiring operators to suspend public transport flights and commercial air transport operations of all H225 model aircraft registered in, or flying in or offshore of the United Kingdom.
On June 1, 2016, the Accident Investigation Board Norway published a preliminary report that contains new findings from the investigation into the accident and a safety recommendation to the European Aviation Safety Agency ("EASA"). The Norwegian Civil Aviation Authority subsequently issued a new safety directive on June 1, 2016, suspending all operations, including SAR training and flights, of all H225 and AS332L2 model aircraft registered in, or flying in or offshore of, Norway. The U.K. Civil Aviation Authority also issued a new safety directive on June 2, 2016, suspending all operations, including SAR operations, of all H225 and AS332L2 model aircraft registered in, or flying in or offshore of, the United Kingdom.
On June 2, 2016, EASA issued an emergency airworthiness directive prohibiting flight of H225 and AS332L2 model aircraft. The airworthiness directive by its terms does not apply to military, customs, police, SAR, firefighting, coastguard or similar activities or services as those types of services are governed by the member states of EASA directly. The Australian Civil Aviation Safety Authority subsequently issued the same airworthiness directive on June 3, 2016, prohibiting flight of H225 and AS332L2 model aircraft in Australia.
As a result and until further notice, we will not operate for commercial purposes any of our H225 model aircraft in Norway, the United Kingdom or Australia. We do not have any AS332L2 model aircraft in our fleet.
The Accident Investigation Board Norway issued a further preliminary report on June 28, 2016 which indicates that, at this stage of the investigation, the most likely cause of the accident was the result of a fatigue fracture in one of the second stage planet gears. However, what initiated the fatigue fracture has not yet been determined.
Our other aircraft fleets, including SAR, continue to operate globally. We expect to increase utilization of other in-region aircraft and implement contingency plans designed to identify other available aircraft that can be safely and quickly mobilized to minimize or eliminate the impact on our client’s critical operations. It is too early to determine whether the H225 accident that occurred in Norway in April 2016 will have a material impact on us as we are in the process of quantifying the impact and investigating potential claims against Airbus.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

A loss contingency is reasonably possible if the contingency has a more than remote but less than probable chance of occurring. Although management believes that there is no clear requirement to pay amounts at this time and that positions exist suggesting that no further amounts are currently due, it is reasonably possible that a loss could occur for which we have estimated a maximum loss at June 30, 2016 to be approximately $4 million to $7 million.
We are a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.
Note 6 — TAXES
In accordance with GAAP, we estimate the full-year effective tax rate from continuing operations and apply this rate to our year-to-date income from continuing operations. In addition, we separately calculate the tax impact of unusual or infrequent items, if any. The tax impacts of such unusual or infrequent items are treated discretely in the quarter in which they occur. During the three months ended June 30, 2016 and 2015, our effective tax rate was 5.2% and 262.3%, respectively. The effective tax rate for the three months ended June 30, 2016 was impacted by valuation allowances against future realization of foreign tax credits.  Additionally, we continue to value against net operating losses in certain foreign jurisdictions.
The relationship between our provision for or benefit from income taxes and our pre-tax book income can vary significantly from period to period considering, among other factors, (a) the overall level of pre-tax book income, (b) changes in the blend of income that is taxed based on gross revenues or at high effective tax rates versus pre-tax book income or at low effective tax rates and (c) our geographical blend of pre-tax book income. Consequently, our income tax expense does not change proportionally with our pre-tax book income. Significant decreases in our pre-tax book income typically result in higher effective tax rates, while significant increases in pre-tax book income can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above. The increase in our effective tax rate excluding discrete items for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily related to an increase in the blend of earnings taxed in relatively high taxed jurisdictions versus low taxed jurisdictions. Additionally, during the three months ended June 30, 2016 and 2015, we increased our valuation allowance by $13.2 million and $2.0 million, respectively, which also increased our effective tax rate.
As of June 30, 2016, there were $0.7 million of unrecognized tax benefits, all of which would have an impact on our effective tax rate if recognized.
Note 7 — EMPLOYEE BENEFIT PLANS
Pension Plans
The following table provides a detail of the components of net periodic pension cost (in thousands):

	Three Months Ended June 30,
	2016	2015
Service cost for benefits earned during the period	$1,960	$2,373
Interest cost on pension benefit obligation	4,782	5,171
Expected return on assets	(6,471)	(6,941)
Amortization of unrecognized losses	1,961	2,131
Net periodic pension cost	$2,232	$2,734
The current estimates of our cash contributions required for fiscal year 2017 for our pension plans to be paid in fiscal year 2017 are $17.8 million, of which $6.6 million was paid during the three months ended June 30, 2016.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Incentive Compensation
Stock-based awards are currently made under the Bristow Group Inc. 2007 Long-Term Incentive Plan (the “2007 Plan”). A maximum of 5,400,000 shares of common stock, par value $.01 per share (“Common Stock”), are reserved. Awards granted under the 2007 Plan may be in the form of stock options, stock appreciation rights, shares of restricted stock, other stock-based awards (payable in cash or Common Stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants. As of June 30, 2016, 1,181,955 shares remained available for grant under the 2007 Plan.
On May 23, 2016, our board of directors approved an amendment and restatement of the 2007 Plan, approved by our stockholders on August 3, 2016, that effected each of the following changes: (i) reserved an additional 5,246,729 “shares” (or 2,623,365 full value shares) that, when combined with “shares” remaining available for issuance under the 2007 Plan resulted in a total of approximately 6,400,000 “shares” (or approximately 3,200,000 full value shares) available for issuance under the amended and restated plan, with each option and stock appreciation right granted under the amended and restated plan counting as one “shares” against such total and with each incentive award that may be settled in Common Stock counting as two “shares” (or one full value share) against such total; (ii) increased the maximum share-based employee award under the amended and restated plan from 500,000 full value shares to 1,000,000 full value shares; (iii) set the maximum aggregate compensation and incentive awards that may be provided by the Company in any calendar year to any non-employee member of the board of directors at $1,125,000; and (iv) made other administrative and updating changes.
We have a number of other incentive and stock option plans which are described in Note 9 to our fiscal year 2016 Financial Statements.
Total stock-based compensation expense, which includes stock options and restricted stock, totaled $4.2 million and $4.0 million for the three months ended June 30, 2016 and 2015, respectively. Stock-based compensation expense has been allocated to our various regions.
During the three months ended June 30, 2016, we awarded 556,051 shares of restricted stock and 1,085,888 stock options were granted, subject to the approval of the amendment and restatement of the 2007 Plan discussed above. We will begin accounting for these awards during the three months ended September 30, 2016, as the awards were not considered granted until stockholder approval of the amendment and the restatement of the 2007 Plan.

Performance cash awards vest and pay out in cash three years after the date of grant at varying levels depending on our performance in Total Shareholder Return against a peer group of companies. These awards were designed to tie a significant portion of total compensation to performance. One of the effects of this type of compensation is that it requires liability accounting which can result in volatility in earnings. The liability recorded for these awards as of June 30 and March 31, 2016 was $6.1 million and $15.8 million, respectively, and represents an accrual based on the fair value of the awards on those dates. The decrease in the liability during the three months ended June 30, 2016 resulted from the payout in June 2016 of the awards granted in June 2013, partially offset by the value of the new awards granted in June 2016. Any changes in fair value of the awards in future quarters will increase or decrease the liability and impact results in those periods. The effect, either positive or negative, on future period earnings can vary based on factors including changes in our stock price or the stock prices of the peer group companies, as well as changes in other market and company-specific assumptions that are factored into the calculation of fair value of the performance cash awards.
Compensation expense related to the performance cash awards recorded during the three months ended June 30, 2016 and 2015 was $1.1 million and $3.4 million, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 8 — DIVIDENDS, SHARE REPURCHASES, EARNINGS PER SHARE AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Dividends
On August 2, 2016, our board of directors approved a dividend of $0.07 per share of Common Stock, payable on September 15, 2016 to shareholders of record on September 1, 2016. See discussion of our dividends in Note 10 to our fiscal year 2016 Financial Statements. The declaration of future dividends is at the discretion of our board of directors and subject to our results of operations, financial condition, cash requirements and other factors and restrictions under applicable law and our debt instruments.
Share Repurchases
We did not repurchase any shares during the three months ended June 30, 2016 and 2015. As of July 31, 2016, we had $150.0 million of repurchase authority remaining that was authorized by our board of directors for share repurchases through November 4, 2016; however, covenants in our debt agreements restrict our ability to repurchase our Common Stock. For additional information on our repurchases of Common Stock, see “Share Repurchases” in Note 10 to the fiscal year 2016 Financial Statements. The timing and method of any repurchases under the program will depend on a variety of factors, is subject to our results of operations, financial condition, cash requirements, and other factors and restrictions under applicable law and our debt instruments, and may be suspended or discontinued at any time.
Earnings per Share
Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per common share excludes options to purchase shares and restricted stock awards, which were outstanding during the period but were anti-dilutive, as follows:

	Three Months Ended June 30,
	2016	2015
Options:
Outstanding	1,127,883	747,253
Weighted average exercise price	$44.35	$68.47
Restricted stock awards:
Outstanding	462,358	262,746
Weighted average price	$31.43	$58.53

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
	2016	2015
Net loss available to common stockholders (in thousands):
Loss available to common stockholders – basic	$(40,772)	$(9,558)
Interest expense on assumed conversion of 3% Convertible Senior Notes, net of tax (1)	—	—
Loss available to common stockholders – diluted	$(40,772)	$(9,558)
Shares:
Weighted average number of common shares outstanding – basic	34,990,136	34,857,969
Assumed conversion of 3% Convertible Senior Notes outstanding during the period (1)	—	—
Net effect of dilutive stock options and restricted stock awards based on the treasury stock method	—	—
Weighted average number of common shares outstanding – diluted	34,990,136	34,857,969

Basic loss per common share	$(1.17)	$(0.27)
Diluted loss per common share	$(1.17)	$(0.27)
_____________

(1)
Diluted earnings per common share for the three months ended June 30, 2015 excludes potentially dilutive shares determined pursuant to a specified formula initially issuable upon the conversion of our 3% Convertible Senior Notes. The 3% Convertible Senior Notes were convertible, under certain circumstances, using a net share settlement process, into a combination of cash and our Common Stock. As of June 30, 2016, we had repurchased the $115.0 million principal amount of our 3% Convertible Senior Note. Prior to the purchase, upon conversion of a note, the holder would have received cash equal to the principal amount of the note and Common Stock to the extent of the note’s conversion value in excess of such principal amount. In addition, if at the time of conversion the applicable price of our Common Stock exceeded the base conversion price, holders would have received additional shares of our Common Stock per $1,000 principal amount of notes, as determined pursuant to a specified formula. Such shares did not impact our calculation of diluted earnings per share for the three months ended June 30, 2015 as our average stock price during this period did not meet or exceed the conversion requirements.

Accumulated Other Comprehensive Income
The following table sets forth the changes in the balances of each component of accumulated other comprehensive income:

	Currency Translation Adjustments	Pension Liability Adjustments (1)	Total
Balance as of March 31, 2016	$(67,365)	$(222,454)	$(289,819)
Other comprehensive income before reclassification	(11,577)	—	(11,577)
Reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	(11,577)	—	(11,577)
Foreign exchange rate impact	(17,404)	17,404	—
Balance at June 30, 2016	$(96,346)	$(205,050)	$(301,396)
_____________

(1)	Reclassification of amounts related to pension liability adjustments are included as a component of net periodic pension cost.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 9 — SEGMENT INFORMATION
We conduct our business in one segment: Industrial Aviation Services. The Industrial Aviation Services global operations are conducted primarily through four regions as follows: Europe Caspian, Africa, Americas and Asia Pacific. The Europe Caspian region comprises all our operations and affiliates in Europe and Central Asia, including Norway, the U.K. and Turkmenistan. The Africa region comprises all our operations and affiliates on the African continent, including Nigeria, Tanzania and Egypt. The Americas region comprises all our operations and affiliates in North America and South America, including Brazil, Canada, Trinidad and the U.S. Gulf of Mexico. The Asia Pacific region comprises all our operations and affiliates in Australia and Southeast Asia, including Malaysia and Sakhalin. Additionally, we operate a training unit, Bristow Academy, which is included in Corporate and other.
The following tables show region information for the three months ended June 30, 2016 and 2015 and as of June 30 and March 31, 2016, where applicable, reconciled to consolidated totals, and prepared on the same basis as our condensed consolidated financial statements (in thousands):

	Three Months Ended June 30,
	2016	2015
Region gross revenue from external clients:
Europe Caspian	$194,824	$222,949
Africa	54,262	78,915
Americas	58,197	76,600
Asia Pacific	59,144	80,388
Corporate and other	2,971	8,144
Total region gross revenue	$369,398	$466,996
Intra-region gross revenue:
Europe Caspian	$2,139	$392
Africa	—	—
Americas	847	3,652
Asia Pacific	—	—
Corporate and other	245	783
Total intra-region gross revenue	$3,231	$4,827
Consolidated gross revenue reconciliation:
Europe Caspian	$196,963	$223,341
Africa	54,262	78,915
Americas	59,044	80,252
Asia Pacific	59,144	80,388
Corporate and other	3,216	8,927
Intra-region eliminations	(3,231)	(4,827)
Total consolidated gross revenue	$369,398	$466,996

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended June 30,
	2016	2015
Earnings from unconsolidated affiliates, net of losses – equity method investments:
Europe Caspian	$51	$99
Americas	3,863	6,197
Corporate and other	(84)	—
Total earnings from unconsolidated affiliates, net of losses – equity method investments	$3,830	$6,296

Consolidated operating income (loss) reconciliation:
Europe Caspian	$13,030	$14,197
Africa	1,571	12,952
Americas	921	16,532
Asia Pacific	(5,893)	(688)
Corporate and other	(25,847)	(30,464)
Gain (loss) on disposal of assets	(10,017)	(7,695)
Total consolidated operating income (loss)	$(26,235)	$4,834

Depreciation and amortization:
Europe Caspian	$11,189	$10,782
Africa	5,453	5,884
Americas	11,381	10,156
Asia Pacific	4,236	8,319
Corporate and other	2,435	2,005
Total depreciation and amortization (1)	$34,694	$37,146

	June 30, 2016	March 31, 2016
Identifiable assets:
Europe Caspian	$1,049,743	$1,067,647
Africa	361,097	304,081
Americas	847,905	884,455
Asia Pacific	406,480	426,677
Corporate and other (2)	552,901	580,085
Total identifiable assets	$3,218,126	$3,262,945

Investments in unconsolidated affiliates – equity method investments:
Europe Caspian	$109	$298
Americas	196,956	183,990
Corporate and other	4,000	4,378
Total investments in unconsolidated affiliates – equity method investments	$201,065	$188,666
_____________

(1)
Includes accelerated depreciation expense of $6.9 million during the three months ended June 30, 2016 related to aircraft where management made the decision to exit these model types earlier than originally anticipated in our Europe Caspian, Americas and Africa regions of $0.2 million, $3.9 million and $2.8 million, respectively. Includes accelerated depreciation expense of $10.5 million during the three months ended June 30, 2015 related to aircraft where management made the decision to exit these model types earlier than originally anticipated in our Americas, Africa and Asia Pacific regions of $2.9 million, $2.3 million and $5.3 million, respectively. For further details, see Note 1.

(2)
Includes $315.8 million and $307.4 million of construction in progress within property and equipment on our condensed consolidated balance sheets as of June 30 and March 31, 2016, respectively, which primarily represents progress payments on aircraft to be delivered in future periods.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 10 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
In connection with the issuance of the 6 1/4% Senior Notes and the 3% Convertible Senior Notes (which we repurchased during fiscal year 2016), certain of our U.S. subsidiaries (the “Guarantor Subsidiaries”) fully, unconditionally, jointly and severally guaranteed the payment obligations under these notes. As part of the Eighth Amendment to our Amended and Restated Credit Agreement, Bristow Academy, Inc. became a Guarantor Subsidiary. Therefore, Bristow Academy, Inc. is presented as a Guarantor Subsidiary for the three months ended June 30, 2016 and as of June 30, 2016 in the following supplemental condensed consolidating financial statements. The following supplemental financial information sets forth, on a consolidating basis, the balance sheet, statement of operations, comprehensive income and cash flow information for Bristow Group Inc. (“Parent Company Only”), for the Guarantor Subsidiaries and for our other subsidiaries (the “Non-Guarantor Subsidiaries”). We have not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2016

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue:
Gross revenue	$—	$45,313	$324,085	$—	$369,398
Intercompany revenue	—	24,291	—	(24,291)	—
	—	69,604	324,085	(24,291)	369,398
Operating expense:
Direct cost and reimbursable expense	(257)	48,618	253,796	—	302,157
Intercompany expenses	—	—	24,291	(24,291)	—
Depreciation and amortization	2,093	16,981	15,620	—	34,694
General and administrative	20,259	6,590	25,746	—	52,595
	22,095	72,189	319,453	(24,291)	389,446

Gain (loss) on disposal of assets	—	(10,227)	210	—	(10,017)
Earnings from unconsolidated affiliates, net of losses	(12,776)	—	3,830	12,776	3,830
Operating income (loss)	(34,871)	(12,812)	8,672	12,776	(26,235)
Interest expense, net	(9,885)	(657)	(344)	—	(10,886)
Other income (expense), net	546	1,235	(7,970)	—	(6,189)

Income (loss) before (provision) benefit for income taxes	(44,210)	(12,234)	358	12,776	(43,310)
Allocation of consolidated income taxes	3,453	(2,222)	1,007	—	2,238
Net income (loss)	(40,757)	(14,456)	1,365	12,776	(41,072)
Net (income) loss attributable to noncontrolling interests	(15)	—	315	—	300
Net income (loss) attributable to Bristow Group	$(40,772)	$(14,456)	$1,680	$12,776	$(40,772)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2015

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue:
Gross revenue	$—	$64,856	$402,140	$—	$466,996
Intercompany revenue	—	24,811	—	(24,811)	—
	—	89,667	402,140	(24,811)	466,996
Operating expense:
Direct cost and reimbursable expense	144	56,734	305,407	—	362,285
Intercompany expenses	—	—	24,811	(24,811)	—
Depreciation and amortization	1,609	14,585	20,952	—	37,146
General and administrative	20,551	6,831	33,950	—	61,332
	22,304	78,150	385,120	(24,811)	460,763

Gain (loss) on disposal of assets	—	(7,737)	42	—	(7,695)
Earnings from unconsolidated affiliates, net of losses	(15,434)	—	6,296	15,434	6,296
Operating income (loss)	(37,738)	3,780	23,358	15,434	4,834
Interest expense, net	27,484	(1,265)	(33,888)	—	(7,669)
Other income (expense), net	(316)	(246)	4,401	—	3,839
Income (loss) before (provision) benefit for income taxes	(10,570)	2,269	(6,129)	15,434	1,004
Allocation of consolidated income taxes	7,327	(1,137)	(8,823)	—	(2,633)
Net income (loss)	(3,243)	1,132	(14,952)	15,434	(1,629)
Net income attributable to noncontrolling interests	(14)	—	(1,614)	—	(1,628)
Net income (loss) attributable to Bristow Group	(3,257)	1,132	(16,566)	15,434	(3,257)
Accretion of redeemable noncontrolling interests	—	—	(6,301)	—	(6,301)
Net income (loss) attributable to common stockholders	$(3,257)	$1,132	$(22,867)	$15,434	$(9,558)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended June 30, 2016

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net income (loss)	$(40,757)	$(14,456)	$1,365	$12,776	$(41,072)
Other comprehensive income (loss):
Currency translation adjustments	—	—	217,792	(224,927)	(7,135)
Total comprehensive income (loss)	(40,757)	(14,456)	219,157	(212,151)	(48,207)

Net (income) loss attributable to noncontrolling interests	(15)	—	315	—	300
Currency translation adjustments attributable to noncontrolling interests	—	—	(4,442)	—	(4,442)
Total comprehensive income attributable to noncontrolling interests	(15)	—	(4,127)	—	(4,142)
Total comprehensive income (loss) attributable to Bristow Group	$(40,772)	$(14,456)	$215,030	$(212,151)	$(52,349)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Comprehensive Income
Three Months Ended June 30, 2015

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net income (loss)	$(3,243)	$1,132	$(14,952)	$15,434	$(1,629)
Other comprehensive income:
Currency translation adjustments	36,371	—	(86,867)	63,104	12,608
Total comprehensive income (loss)	33,128	1,132	(101,819)	78,538	10,979

Net income attributable to noncontrolling interests	(14)	—	(1,614)	—	(1,628)
Currency translation adjustments attributable to noncontrolling interests	—	—	2,106	—	2,106
Total comprehensive (income) loss attributable to noncontrolling interests	(14)	—	492	—	478
Total comprehensive income (loss) attributable to Bristow Group	33,114	1,132	(101,327)	78,538	11,457
Accretion of redeemable noncontrolling interests	—	—	(6,301)	—	(6,301)
Total comprehensive income (loss) attributable to common stockholders	$33,114	$1,132	$(107,628)	$78,538	$5,156

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Balance Sheet
As of June 30, 2016

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$18	$—	$122,709	$(16)	$122,711
Accounts receivable	510,049	418,158	391,075	(1,068,285)	250,997
Inventories	—	40,117	97,556	—	137,673
Assets held for sale	—	28,785	11,787	—	40,572
Prepaid expenses and other current assets	3,766	(2,374)	50,549	—	51,941
Total current assets	513,833	484,686	673,676	(1,068,301)	603,894
Intercompany investment	2,516,980	104,435	135,016	(2,756,431)	—
Investment in unconsolidated affiliates	—	—	207,351	—	207,351
Intercompany notes receivable	148,412	13,787	3,600	(165,799)	—
Property and equipment—at cost:
Land and buildings	5,943	66,908	169,995	—	242,846
Aircraft and equipment	143,822	1,124,064	1,265,156	—	2,533,042
	149,765	1,190,972	1,435,151	—	2,775,888
Less: Accumulated depreciation and amortization	(25,647)	(235,939)	(276,305)	—	(537,891)
	124,118	955,033	1,158,846	—	2,237,997
Goodwill	—	—	28,650	—	28,650
Other assets	40,491	761	98,982	—	140,234
Total assets	$3,343,834	$1,558,702	$2,306,121	$(3,990,531)	$3,218,126

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$227,566	$536,982	$344,561	$(1,015,850)	$93,259
Accrued liabilities	17,690	35,695	176,718	(21,968)	208,135
Current deferred taxes	283	2,221	(170)	—	2,334
Short-term borrowings and current maturities of long-term debt	26,778	—	51,258	—	78,036
Contingent consideration	—	—	3,723	—	3,723
Total current liabilities	272,317	574,898	576,090	(1,037,818)	385,487
Long-term debt, less current maturities	1,101,094	—	22,221	—	1,123,315
Intercompany notes payable	—	100,908	96,648	(197,556)	—
Accrued pension liabilities	—	—	60,370	—	60,370
Other liabilities and deferred credits	7,903	6,443	12,497	—	26,843
Deferred taxes	135,502	5,068	14,134	—	154,704
Redeemable noncontrolling interest	—	—	14,095	—	14,095
Stockholders’ investment:
Common stock	378	20,028	115,317	(135,345)	378
Additional paid-in-capital	802,771	8,994	284,048	(293,042)	802,771
Retained earnings	1,129,048	842,363	828,107	(1,670,470)	1,129,048
Accumulated other comprehensive loss	78,306	—	276,598	(656,300)	(301,396)
Treasury shares	(184,796)	—	—	—	(184,796)
Total Bristow Group stockholders’ investment	1,825,707	871,385	1,504,070	(2,755,157)	1,446,005
Noncontrolling interests	1,311	—	5,996	—	7,307
Total stockholders’ investment	1,827,018	871,385	1,510,066	(2,755,157)	1,453,312
Total liabilities, redeemable noncontrolling interests and stockholders’ investment	$3,343,834	$1,558,702	$2,306,121	$(3,990,531)	$3,218,126

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Balance Sheet
As of March 31, 2016

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$35,241	$3,393	$65,676	$—	$104,310
Accounts receivable	768,641	353,729	373,963	(1,247,016)	249,317
Inventories	—	37,185	105,318	—	142,503
Assets held for sale	—	38,771	5,012	—	43,783
Prepaid expenses and other current assets	5,048	(1,843)	49,978	—	53,183
Total current assets	808,930	431,235	599,947	(1,247,016)	593,096
Intercompany investment	2,207,516	104,435	145,168	(2,457,119)	—
Investment in unconsolidated affiliates	—	—	194,952	—	194,952
Intercompany notes receivable	153,078	13,787	3,600	(170,465)	—
Property and equipment—at cost:
Land and buildings	4,776	63,976	184,346	—	253,098
Aircraft and equipment	137,751	1,142,829	1,289,997	—	2,570,577
	142,527	1,206,805	1,474,343	—	2,823,675
Less: Accumulated depreciation and amortization	(23,556)	(238,644)	(278,223)	—	(540,423)
	118,971	968,161	1,196,120	—	2,283,252
Goodwill	—	—	29,990	—	29,990
Other assets	48,190	743	112,722	—	161,655
Total assets	$3,336,685	$1,518,361	$2,282,499	$(3,874,600)	$3,262,945

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$208,230	$475,118	$296,860	$(883,242)	$96,966
Accrued liabilities	26,886	31,371	401,031	(257,683)	201,605
Current deferred taxes	88	1,914	(121)	—	1,881
Short-term borrowings and current maturities of long-term debt	25,678	—	34,716	—	60,394
Contingent consideration	—	—	29,522	—	29,522
Total current liabilities	260,882	508,403	762,008	(1,140,925)	390,368
Long-term debt, less current maturities	1,047,150	—	24,428	—	1,071,578
Intercompany notes payable	—	108,952	81,422	(190,374)	—
Accrued pension liabilities	—	—	70,107	—	70,107
Other liabilities and deferred credits	12,278	6,935	14,060	—	33,273
Deferred taxes	147,631	3,670	20,953	—	172,254
Redeemable noncontrolling interests	—	—	15,473	—	15,473
Stockholders’ investment:
Common stock	377	4,996	130,348	(135,344)	377
Additional paid-in-capital	801,173	9,291	284,048	(293,339)	801,173
Retained earnings	1,172,273	876,114	807,131	(1,683,245)	1,172,273
Accumulated other comprehensive loss	78,306	—	63,248	(431,373)	(289,819)
Treasury shares	(184,796)	—	—	—	(184,796)
Total Bristow Group stockholders’ investment	1,867,333	890,401	1,284,775	(2,543,301)	1,499,208
Noncontrolling interests	1,411	—	9,273	—	10,684
Total stockholders’ investment	1,868,744	890,401	1,294,048	(2,543,301)	1,509,892
Total liabilities, redeemable noncontrolling interests and stockholders’ investment	$3,336,685	$1,518,361	$2,282,499	$(3,874,600)	$3,262,945

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Cash Flows
Three Months Ended June 30, 2016

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash provided by (used in) operating activities	$(48,202)	$17,142	$15,678	$(16)	$(15,398)
Cash flows from investing activities:
Capital expenditures	(7,238)	(6,380)	(7,445)	—	(21,063)
Proceeds from asset dispositions	—	9,486	2,014	—	11,500
Net cash provided by (used in) investing activities	(7,238)	3,106	(5,431)	—	(9,563)
Cash flows from financing activities:
Proceeds from borrowings	71,950	—	2,458	—	74,408
Debt issuance costs	(2,925)	—	—	—	(2,925)
Repayment of debt	(16,000)	—	(2,035)	—	(18,035)
Dividends paid	(2,453)	—	—	—	(2,453)
Increases (decreases) in cash related to intercompany advances and debt	(30,342)	(23,641)	53,983	—	—
Partial prepayment of put/call obligation	(13)	—	—	—	(13)
Payment of contingent consideration	—	—	(10,000)	—	(10,000)
Net cash provided by (used in) financing activities	20,217	(23,641)	44,406	—	40,982
Effect of exchange rate changes on cash and cash equivalents	—	—	2,380	—	2,380
Net increase (decrease) in cash and cash equivalents	(35,223)	(3,393)	57,033	(16)	18,401
Cash and cash equivalents at beginning of period	35,241	3,393	65,676	—	104,310
Cash and cash equivalents at end of period	$18	$—	$122,709	$(16)	$122,711

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Cash Flows
Three Months Ended June 30, 2015

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash provided by (used in) operating activities	$(61,581)	$54,056	$23,594	$(132)	$15,937
Cash flows from investing activities:
Capital expenditures	(8,034)	(24,091)	(35,652)	—	(67,777)
Proceeds from asset dispositions	—	8,932	369	—	9,301
Net cash used in investing activities	(8,034)	(15,159)	(35,283)	—	(58,476)
Cash flows from financing activities:
Proceeds from borrowings	364,774	—	—	—	364,774
Repayment of debt	(282,831)	—	(2,758)	—	(285,589)
Dividends paid	(11,871)	—	—	—	(11,871)
Increases (decreases) in cash related to intercompany advances and debt	7,561	(39,781)	32,220	—	—
Partial prepayment of put/call obligation	(14)	—	—	—	(14)
Acquisition of noncontrolling interest	—	—	(2,000)	—	(2,000)
Payment of contingent consideration	—	—	(8,000)	—	(8,000)
Tax benefit related to stock-based compensation	337	—	—	—	337
Net cash provided by financing activities	77,956	(39,781)	19,462	—	57,637
Effect of exchange rate changes on cash and cash equivalents	—	—	1,150	—	1,150
Net increase (decrease) in cash and cash equivalents	8,341	(884)	8,923	(132)	16,248
Cash and cash equivalents at beginning of period	126	884	103,136	—	104,146
Cash and cash equivalents at end of period	$8,467	$—	$112,059	$(132)	$120,394

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Bristow Group Inc.:
We have reviewed the accompanying condensed consolidated balance sheets of Bristow Group Inc. and subsidiaries as of June 30, 2016 and the related condensed consolidated statements of operations, comprehensive income (loss), cash flows and changes in equity and redeemable noncontrolling interests for the three-month periods ended June 30, 2016 and 2015. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Bristow Group Inc. and subsidiaries as of March 31, 2016, and the related consolidated statements of income, comprehensive income (loss), cash flows and stockholders’ investment for the year then ended (not presented herein); and in our report dated May 27, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2016 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
Houston, Texas
August 4, 2016

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (the “fiscal year 2016 Annual Report”) and the MD&A contained therein. In the discussion that follows, the terms “Current Quarter” and “Comparable Quarter” refer to the three months ended June 30, 2016 and 2015, respectively. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ending March 31, 2017 is referred to as “fiscal year 2017”.
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
You should consider the following key factors when evaluating these forward-looking statements:

•	the possibility of political instability, war or acts of terrorism in any of the countries where we operate;

•	fluctuations in worldwide prices of and demand for oil and natural gas;

•	fluctuations in levels of oil and natural gas exploration, development and production activities;

•	fluctuations in the demand for our services;

•	the existence of competitors;

•	the existence of operating risks inherent in our business, including the possibility of declining safety performance;

•	the possibility of changes in tax and other laws and regulations;

•	the possibility that the major oil companies do not continue to expand internationally and offshore;

•	the possibility of significant changes in foreign exchange rates and controls;

•	general economic conditions, including the capital and credit markets;

•	the possibility that we may impair our long-lived assets, including goodwill, property and equipment and investments in unconsolidated affiliates;

•	the possibility that we may be unable to defer payment on certain aircraft into future fiscal years or take delivery of certain aircraft later than initially scheduled;

•	the possibility that we may be unable to acquire additional aircraft due to limited availability or unable to exercise aircraft purchase options;

•	the possibility that we may be unable to dispose of older aircraft through sales into the aftermarket;

•	the possibility that we or our suppliers may be unable to deliver new aircraft on time or on budget;

•	the possibility that we may be unable to obtain financing or we may be unable to draw on our credit facilities;

•	the possibility that we may lack sufficient liquidity to continue to pay a quarterly dividend or finance contractual commitments;

•	the possibility that we may be unable to maintain compliance with debt covenants;

•	the possibility that segments of our fleet may be grounded for extended periods of time or indefinitely;

•	the possibility that we may be unable to re-deploy our aircraft to regions with greater demand;

•	the possibility that reductions in spending on aviation services by governmental agencies could lead to modifications of search and rescue (“SAR”) contract terms or delays in receiving payments;

•	the possibility that clients may reject our aircraft due to late delivery or unacceptable aircraft design or operability; and

•	the possibility that we do not achieve the anticipated benefits from the addition of new-technology aircraft to our fleet.
The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. For a more detailed description of risk factors, please see the risks and uncertainties described under Item 1A. “Risk Factors” included in the fiscal year 2016 Annual Report and in this Quarterly Report.
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
General
We are the leading global industrial aviation services provider based on the number of aircraft operated and one of two helicopter service providers to the offshore energy industry with global operations. We have a long history in industrial aviation services through Bristow Helicopters Ltd. (“Bristow Helicopters”) and Offshore Logistics, Inc., which were founded in 1955 and 1969, respectively. We have major transportation operations in the North Sea, Nigeria and the U.S. Gulf of Mexico, and in most of the other major offshore energy producing regions of the world, including Australia, Brazil, Canada, Russia and Trinidad. We provide private sector SAR services in Australia, Canada, Norway, Russia, Trinidad and the United States. We provide public sector SAR services in the U.K. on behalf of the Maritime & Coastguard Agency. We also provide regional fixed wing and charter services in the U.K., Nigeria and Australia through our consolidated affiliates, Eastern Airways International Limited (“Eastern Airways”) and Capiteq Limited, operating under the name of Airnorth, respectively. These operations support our primary industrial aviation services operations in those markets, creating a more integrated logistics solution for our clients.
In fiscal year 2013, Bristow Helicopters was awarded a contract with the U.K. Department for Transport (“DfT”) to provide public sector SAR services for all of the U.K. (the “U.K. SAR contract”). The U.K. SAR contract has a phased-in transition period that began in April 2015 and continues to July 2017 and a contract length of approximately ten years. We are currently operational at nine bases as follows: Humberside and Inverness (April 2015), Caernarfon (July 2015), Lydd (August 2015), St. Athan (October 2015), Prestwick and Newquay (January 2016) and two Gap SAR bases of Sumburgh (June 2013) and Stornoway (July 2013). Operation is expected to commence at one additional base in fiscal year 2018. The two Gap SAR bases are expected to transition to the U.K. SAR contract in fiscal year 2018.
During the Current Quarter, we generated approximately 71% of our consolidated operating revenue from external clients from oil and gas operations, approximately 14% from SAR and approximately 14% from fixed wing services that support our global helicopter operations.
We conduct our business in one segment: Industrial Aviation Services. The Industrial Aviation Services segment operations are conducted primarily through four regions:

•	Europe Caspian,

•	Africa,

•	Americas, and

•	Asia Pacific.
We primarily provide industrial aviation services to a broad base of major integrated, national and independent offshore energy companies. Our clients charter our helicopters primarily to transport personnel between onshore bases and offshore production platforms, drilling rigs and other installations. To a lesser extent, our clients also charter our helicopters to transport time-sensitive equipment to these offshore locations. These clients' operating expenditures in the production sector are the principal source of our revenue, while their exploration and development capital expenditures provide a lesser portion of our revenue. The clients for SAR services include both the oil and gas industry, where our revenue is primarily dependent on our clients’ operating expenditures, and governmental agencies, where our revenue is dependent on a country's desire to privatize SAR and enter into long-term contracts. In addition to our primary Industrial Aviation Services operations, we also operate a training unit, Bristow Academy. As of June 30, 2016, we operated 333 aircraft (including 224 owned aircraft and 109 leased aircraft; 24 of the owned aircraft are held for sale) and our unconsolidated affiliates operated 114 aircraft in addition to those aircraft leased from us.

The chart below presents (1) the number of aircraft in our fleet and their distribution among the regions of our Industrial Aviation Services segment as of June 30, 2016; (2) the number of helicopters which we had on order or under option as of June 30, 2016; and (3) the percentage of operating revenue which each of our regions provided during the Current Quarter. For additional information regarding our commitments and options to acquire aircraft, see Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Percentage of Current Quarter Operating Revenue	Aircraft in Consolidated Fleet
		Helicopters				Fixed Wing (1)		Unconsolidated Affiliates (4)
		Small	Medium	Large	Training		Total (2)(3)		Total
Europe Caspian	53%	—	14	71	—	29	114	—	114
Africa	15%	14	25	5	—	4	48	45	93
Americas	16%	15	44	17	—	—	76	69	145
Asia Pacific	16%	2	9	22	—	13	46	—	46
Corporate and other	—%	—	—	—	49	—	49	—	49
Total	100%	31	92	115	49	46	333	114	447
Aircraft not currently in fleet: (5)
On order		—	10	26	—	—	36
Under option		—	5	5	—	—	10
_____________

(1)
Includes 31 fixed wing aircraft operated by Eastern Airways which are included in our Europe Caspian and Africa regions and 13 fixed wing aircraft operated by Airnorth which are included in our Asia Pacific region.

(2)	Includes 24 aircraft held for sale and 109 leased aircraft as follows:

	Held for Sale Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Training	Fixed Wing	Total
Europe Caspian	—	1	—	—	—	1
Africa	5	7	—	—	—	12
Americas	—	8	—	—	—	8
Asia Pacific	—	—	—	—	—	—
Corporate and other	—	—	—	3	—	3
Total	5	16	—	3	—	24

	Leased Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Training	Fixed Wing	Total
Europe Caspian	—	5	37	—	11	53
Africa	—	—	2	—	2	4
Americas	1	13	5	—	—	19
Asia Pacific	2	2	8	—	3	15
Corporate and other	—	—	—	18	—	18
Total	3	20	52	18	16	109

(3)	The average age of our commercial helicopter fleet, which excludes training aircraft, was approximately nine years as of June 30, 2016.

(4)
The 114 aircraft operated by our unconsolidated affiliates do not include those aircraft leased from us. Includes 44 helicopters (primarily medium) and 25 fixed wing aircraft owned and managed by Líder Táxi Aéreo S.A. (“Líder”), our unconsolidated affiliate in Brazil, which is included in the Americas region.

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

	Current Quarter (1)	Fiscal Year Ended March 31,
		2016	2015	2014	2013	2012
LACE	160	162	166	158	158	149
LACE Rate (in millions)	$7.75	$8.85	$9.33	$9.34	$8.35	$7.89
_____________

(1)	LACE rate is annualized.
The following table presents the distribution of LACE helicopters owned and leased, and the percentage of LACE leased as of June 30, 2016. The percentage of LACE leased is calculated by taking the total LACE for leased commercial helicopters divided by the total LACE for all commercial helicopters we operate, including both owned and leased.

	LACE
	Owned Aircraft	Leased Aircraft	Percentage of LACE leased
Europe Caspian	38	40	51%
Africa	14	2	12%
Americas	27	12	30%
Asia Pacific	18	10	35%
Total	97	63	39%

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

Capital Allocation Strategy
Our capital allocation strategy is based on three principles as follows:

Principle: Prudent Balance Sheet Management

Principle: Highest Return using BVA

Principle: Balanced Shareholder Return

Liquidity Adequate?
No
Create/Build Liquidity
Yes
Capital Structure Targets Achieved?
No
Reduce Leverage
Yes
Invest in Growth Opportunities
Are returns above capital charge?
Yes
Organic Growth/ Acquisitions
No
Withdraw Capital
Capital Appreciation
Return Capital to Shareholders
Growing Quarterly Dividend
Other forms of capital returns

•
Prudent balance sheet management. Throughout our corporate and regional management, we proactively manage our capital allocation plan with a focus on achieving business growth and improving rates of return, within the dictates of prudent balance sheet management. In addition to cash flow generated from operations, we intend to maintain adequate liquidity and manage our capital structure relative to our commitments with external financings when necessary and through the use of operating leases for a target of approximately 35% of our LACE. The target recognizes that we will have variability above or below the target of approximately 5% of our LACE due to timing of leases, purchases, disposals and lease terminations. As of June 30, 2016, commercial helicopters under operating leases accounted for 39% of our LACE. Our adjusted debt to total equity ratio and total liquidity were 125.7% and $315.2 million, respectively, as of June 30, 2016 and 119.3% and $359.7 million, respectively, as of March 31, 2016. Adjusted debt includes balance sheet debt excluding unamortized debt issuance costs of $1.2 billion and $1.1 billion, respectively, the net present value of operating leases totaling $541.5 million and $578.3 million, respectively, letters of credit, bank guarantees and financial guarantees of $13.3 million and $11.7 million, respectively, and the unfunded pension liability of $60.4 million and $70.1 million, respectively, as of June 30 and March 31, 2016.

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

•
Balanced shareholder return. We continue to proactively manage our liquidity position with cash flows from operations, as well as external financings discussed above. On August 2, 2016, our board of directors approved a dividend of $0.07 per share, our twenty-second consecutive quarterly dividend. Our board of directors has approved a dividend policy with a goal of an annualized quarterly dividend payout ratio of approximately 20-30% of forward adjusted earnings per share; however actual dividend payments are at the discretion of the board of directors and may not meet or may exceed this ratio. Also, our board of directors has authorized expenditures to repurchase shares of common stock, par value $.01 per share (“Common Stock”) since November 2011. Through July 29, 2016, we had repurchased 2,756,419 shares of our Common Stock for a total of $184.8 million since 2011; however, no shares have been repurchased since December 2014. Further, since May 2016, covenants in our credit agreements have restricted our ability to repurchase our Common Stock and currently limit our ability to pay quarterly dividends to $0.07 per share. For additional information on our repurchases of Common Stock, see “Share Repurchases” in Note 10 to the financial statements in our fiscal year 2016 Annual Report and Note 8 to the condensed consolidated financial statements included elsewhere in this Quarterly Report. The timing and method of any repurchases under the program will depend on a variety of factors, is subject to our results of operations, financial condition, cash requirements, and other factors and restrictions under applicable law and our debt instruments, and may be suspended or discontinued at any time.

Market Outlook
Our core business is providing industrial aviation services to the worldwide oil and gas industry. We also provide public and private sector SAR services and fixed wing services. Our global operations and critical mass of helicopters provide us with geographic and client diversity which helps mitigate risks associated with a single market or client.
The oil and gas business environment experienced a significant downturn during fiscal years 2015 and 2016. Brent crude oil prices declined from approximately $106 per barrel at July 1, 2014 to $48 per barrel at June 30, 2016, driven by increased global supply and forecasts of reduced demand for crude oil resulting from weaker global economic growth in many regions of the world. The oil price decline has negatively impacted the cash flow of our clients and has resulted in their implementation of measures to reduce operational and capital costs in calendar years 2015 and 2016 compared to 2014 levels, negatively impacting activity during fiscal years 2015 and 2016. These cost reductions are expected to continue in fiscal year 2017. The current price environment has had an impact on both the offshore production and the offshore exploration activity of our clients, with offshore production activity being impacted to a lesser extent. Although the largest share of our revenue relates to oil and gas production and our largest contract, U.K. SAR, is not directly impacted by declining oil prices, the significant drop in the price of crude oil has resulted in the rescaling, delay or cancellation of planned offshore projects which has negatively impacted our operations and could continue to negatively impact our operations in future periods. We continue to expect this “lower for longer” oil price environment to continue in calendar year 2017 with significant uncertainty as to when a recovery will occur.
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
As discussed above, we continue to seek ways to operate more efficiently and work with our clients to improve the efficiency of their operations within our “Operational Excellence” strategy. We have reduced operating costs to achieve savings during fiscal year 2016 and the first quarter of fiscal year 2017 by implementing operating cost initiatives and further cost reductions and cash savings or capital deferral efforts are planned across our business in the remainder of fiscal year 2017.

Recent Events
The vote by the United Kingdom to leave the European Union — In a referendum held on June 23, 2016, voters in the United Kingdom (the “U.K.”) approved the exit of the U.K. (“Brexit”) from the European Union (the “E.U.”). While the result of the referendum is not legally binding on the U.K. government, it is expected that the U.K. government will commence the exit process under Article 50 of the Treaty of the European Union by notifying the European Council of the U.K.’s intention to leave the E.U. This notification will begin a two-year time period for the U.K. and the remaining E.U. Member States to negotiate a withdrawal agreement.
For the quarter ended June 30, 2016 and the year ended March 31, 2016, approximately 37% and 34% of our revenue derived from contracts with customers in the U.K., respectively, and approximately 16% of our revenue was derived from contracts with customers in other European markets in both periods.
The consequences of Brexit, together with what may be protracted negotiations around the terms of Brexit, could introduce significant uncertainties into global financial markets and adversely impact the regions in which we and our customers operate. Brexit could also create uncertainty with respect to the legal and regulatory requirements to which we and our customers in the U.K. are subject and lead to divergent national laws and regulations as the U.K. government determines which E.U. laws to modify or replace.
The Brexit vote has already resulted in a significant decline in the value of British pound sterling and volatility in exchange rates is expected to continue as the terms of Brexit are negotiated. If British pound sterling remains weak or continues to weaken, revenue under contracts denominated in British pound sterling will translate into fewer U.S. dollars. For the year ended March 31, 2016, revenue denominated in British pound sterling represented 30% of our revenue. These uncertainties surrounding Brexit and risks associated with the commencement of Brexit could have a material adverse effect on our current business and future growth. For discussion of the impact of changes in foreign currency exchange rates, including the British pound sterling, on our results, see “— Results of Operations — Current Quarter Compared to Comparable Quarter” included elsewhere in this Quarterly Report.
The decision by Nigeria's central bank to move to market-driven foreign currency trading — On June 20, 2016, Nigeria’s central bank abandoned its 16-month peg to the U.S. dollar, which resulted in a 38% devaluation of the naira versus the U.S. dollar from June 20 to June 30, 2016. For discussion of the impact of changes in foreign currency exchange rates, including the naira, on our results, see “— Results of Operations — Current Quarter Compared to Comparable Quarter” included elsewhere in this Quarterly Report.
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
As part of an ongoing process to rationalize and simplify our global fleet of commercial helicopters, during fiscal year 2014 we implemented a plan to reduce the number of aircraft types in our fleet to eight model types in approximately five years and six model types in approximately ten years. During fiscal year 2014, we completed our exit from five model types, in fiscal year 2015 we completed our exit from four model types while adding two model types and in fiscal year 2016 we completed our exit from two model types resulting in 11 model types in our fleet as of June 30, 2016. As we modernize our fleet, the introduction of new technology aircraft types temporarily slows fleet type reduction.

During fiscal year 2015, we recorded impairment charges of $36.1 million related to 27 held for sale aircraft, primarily related to one large aircraft type we were in the process of removing from our fleet. Additionally, as we expected to complete the disposal of the remaining aircraft of this type still operating as of March 31, 2015, we adjusted the salvage value and recorded additional depreciation expense of $6.0 million during fiscal year 2015. During fiscal year 2016, we saw further deterioration in market sales for aircraft resulting mostly from an increase in idle aircraft and reduced demand across the offshore energy market. While other markets exist for certain aircraft model types, including utility, firefighting, government, VIP transportation and tourism, the market for certain model type aircraft slowed. As a result of these market changes, we recorded impairment charges of $29.6 million related to 16 held for sale aircraft during fiscal year 2016. Additionally, due to changes in estimated salvage values for our fleet of operational aircraft and other changes in the timing of exiting certain aircraft from our operations, we recorded an additional $6.9 million and $28.7 million in depreciation expense during the three months ended June 30, 2016 and fiscal year 2016, respectively, and we estimate that we will record accelerated depreciation expense of $3.5 million during the remainder of fiscal year 2017.
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
Líder also has significant business in the general aviation sector and is the exclusive dealer for Bombardier jet aircraft sales in Brazil. Additionally, Líder has secured a position as the exclusive dealer for Honda Jet aircraft sales in Brazil which is expected to add to its aircraft sales business.
Currency fluctuations continue to make it difficult to predict the earnings from our Líder investment. These currency fluctuations, which primarily do not impact Líder’s cash flow from operations, had a significant negative impact on Líder’s results in fiscal years 2014, 2015 and 2016, impacting our earnings from unconsolidated affiliates. Earnings from unconsolidated affiliates, net of losses, on our condensed consolidated statements of operations, is included in calculating adjusted EBITDAR and adjusted net income.
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
We conduct business in various foreign countries, and as such, our cash flows and earnings are subject to fluctuations and related risks from changes in foreign currency exchange rates. During the three months ended June 30, 2016, our primary foreign currency exposure was related to the British pound sterling, the euro, the Australian dollar, the Norwegian kroner and the Nigerian naira and our unconsolidated affiliates foreign currency exposure is primarily related to the Brazilian real. The Brexit event discussed above is an example of this exposure and possible impacts on our results of operations.

Results of Operations
The following table presents our operating results and other statement of operations information for the applicable periods:

	Three Months Ended June 30,		Favorable (Unfavorable)

	2016	2015

	(In thousands, except per share amounts, percentages and flight hours)
Gross revenue:
Operating revenue	$356,184	$440,111	$(83,927)	(19.1)%
Reimbursable revenue	13,214	26,885	(13,671)	(50.8)%
Total gross revenue	369,398	466,996	(97,598)	(20.9)%

Operating expense:
Direct cost	289,543	336,118	46,575	13.9%
Reimbursable expense	12,614	26,167	13,553	51.8%
Depreciation and amortization	34,694	37,146	2,452	6.6%
General and administrative	52,595	61,332	8,737	14.2%
Total operating expense	389,446	460,763	71,317	15.5%

Gain (loss) on disposal of assets	(10,017)	(7,695)	(2,322)	(30.2)%
Earnings from unconsolidated affiliates, net of losses	3,830	6,296	(2,466)	(39.2)%

Operating income (loss)	(26,235)	4,834	(31,069)	*

Interest expense, net	(10,886)	(7,669)	(3,217)	(41.9)%
Other income (expense), net	(6,189)	3,839	(10,028)	(261.2)%

Income (loss) before provision for income taxes	(43,310)	1,004	(44,314)	*
Benefit (provision) for income taxes	2,238	(2,633)	4,871	185.0%

Net loss	(41,072)	(1,629)	(39,443)	*
Net (income) loss attributable to noncontrolling interests	300	(1,628)	1,928	118.4%
Net loss attributable to Bristow Group	(40,772)	(3,257)	(37,515)	*
Accretion of redeemable noncontrolling interests	—	(6,301)	6,301	*
Net loss attributable to common stockholders	$(40,772)	$(9,558)	$(31,214)	(326.6)%

Diluted loss per common share	$(1.17)	$(0.27)	$(0.90)	(333.3)%
Operating margin (1)	(7.4)%	1.1%	(8.5)%	*
Flight hours (2)	43,137	52,794	(9,657)	(18.3)%

Non-GAAP financial measures: (3)
Adjusted EBITDAR	$70,363	$121,047	$(50,684)	(41.9)%
Adjusted EBITDAR margin (1)	19.8%	27.5%	(7.7)%	(28.0)%
Adjusted net income (loss)	$(12,008)	$19,752	$(31,760)	(160.8)%
Adjusted diluted earnings (loss) per share	$(0.34)	$0.56	$(0.90)	(160.7)%

_____________
 * percentage change too large to be meaningful or not applicable

(1)	Operating margin is calculated as operating income divided by operating revenue. Adjusted EBITDAR margin is calculated as adjusted EBITDAR divided by operating revenue.

(2)
Excludes flight hours from Bristow Academy and unconsolidated affiliates. Includes flight hours from Eastern Airways and Airnorth fixed wing operations in the U.K., Nigeria and Australia for the three months ended June 30, 2016 and 2015 totaling 10,334 and 10,805, respectively.

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

	Three Months Ended June 30,
	2016	2015

	(In thousands, except per share amounts)
Adjusted EBITDAR	$70,363	$121,047
Gain (loss) on disposal of assets	(10,017)	(7,695)
Special items (i)	(6,559)	(13,430)
Depreciation and amortization	(34,694)	(37,146)
Rent expense	(51,283)	(53,882)
Interest expense	(11,120)	(7,890)
Benefit (provision) for income taxes	2,238	(2,633)
Net loss	$(41,072)	$(1,629)

Adjusted net income (loss)	$(12,008)	$19,752
Gain (loss) on disposal of assets (ii)	(6,811)	(5,925)
Special items (i) (ii)	(21,953)	(17,084)
Net loss attributable to Bristow Group	$(40,772)	$(3,257)

Adjusted diluted earnings (loss) per share	$(0.34)	$0.56
Gain (loss) on disposal of assets (ii)	(0.19)	(0.17)
Special items (i) (ii)	(0.63)	(0.67)
Diluted loss per share	(1.17)	(0.27)
_____________

(i)	See information about special items during the Current Quarter and Comparable Quarter under “— Current Quarter Compared to Comparable Quarter” below.

(ii)
These amounts are presented after applying the appropriate tax effect to each item and dividing by the weighted average shares outstanding during the related period to calculate the earnings per share impact.

(iii)
Adjusted diluted earnings per share is calculated using the diluted weighted average number of shares outstanding of 34,990,136 and 35,137,727 during the Current Quarter and Comparable Quarter, respectively.

Management believes that adjusted EBITDAR, adjusted net income (loss) and adjusted diluted (loss) earnings per share (collectively, the “Non-GAAP measures”) provide relevant and useful information, which is widely used by analysts, investors and competitors in our industry as well as by our management in assessing both consolidated and regional performance.
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

The following tables present region adjusted EBITDAR and adjusted EBITDAR margin discussed in “Region Operating Results,” and consolidated adjusted EBITDAR and adjusted EBITDAR margin for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016	2015

	(In thousands, except percentages)
Europe Caspian	$49,887	$65,186
Africa	9,040	22,814
Americas	19,598	33,442
Asia Pacific	6,161	17,072
Corporate and other	(14,323)	(17,467)
Consolidated adjusted EBITDAR	$70,363	$121,047

Europe Caspian	26.4%	32.0%
Africa	17.0%	29.4%
Americas	33.4%	41.8%
Asia Pacific	11.2%	22.8%
Consolidated adjusted EBITDAR margin	19.8%	27.5%

Current Quarter Compared to Comparable Quarter
As discussed under “— Executive Overview — Market Outlook” above, the oil and gas industry experienced a significant downturn during fiscal years 2015 and 2016 primarily due to a decline in crude oil prices which negatively impacted activity with our oil and gas clients. While this decline started in fiscal year 2015, activity and pricing declined further in fiscal year 2016 and the Current Quarter, resulting in a significant decrease in gross revenue for our oil and gas services year-over-year. This decline in oil and gas revenue was partially offset by the benefit of our diversification efforts with the start-up of the U.K. SAR contract in April 2015 with seven bases coming online throughout fiscal year 2016.
Operating revenue from external clients by line of services is as follows:

	Three Months Ended June 30,		Favorable (Unfavorable)
	2016	2015

	(In thousands, except percentages)
Oil and gas services	$253,087	$348,109	$(95,022)	(27.3)%
Fixed wing services	50,617	55,460	(4,843)	(8.7)%
U.K. SAR services	49,549	28,553	20,996	73.5%
Corporate and other	2,931	7,989	(5,058)	(63.3)%
Total operating revenue	$356,184	$440,111	$(83,927)	(19.1)%
In addition to operational decreases, changes in foreign currency exchange rates during the Current Quarter resulted in $15.0 million of the decrease in gross revenue year-over-year.
For the Current Quarter, we reported a net loss of $40.8 million and a diluted loss per share of $1.17 compared to a net loss of $3.3 million and a diluted loss per share of $0.27 for the Comparable Quarter.
The net loss for the Current Quarter was significantly impacted by the following items:

•
Organizational restructuring costs of $6.6 million ($4.3 million net of tax), which includes severance expense of $5.4 million related to separation programs across our global organization designed to increase efficiency and reduce costs and other restructuring costs of $1.2 million; $1.4 million of the restructuring costs are included in direct costs and $5.2 million are included in general and administrative expense,

•
Loss on disposal of assets of $10.0 million ($6.8 million net of tax) primarily consisting of impairment charges of $10.1 million on 11 held for sale aircraft and accelerated depreciation of $6.9 million ($4.5 million net of tax) as a result of fleet changes for older aircraft operating in the Americas, Africa and Europe Caspian regions, and

•	A non-cash adjustment related to the valuation of deferred tax assets of $13.2 million.
Excluding these items, adjusted net loss and adjusted diluted loss per share were $12.0 million and $0.34, respectively, for the Current Quarter. These adjusted results compare to adjusted net income and adjusted diluted earnings per share of $19.8 million and $0.56, respectively, for the Comparable Quarter.
The year-over-year decline in net income and diluted earnings per share (GAAP and adjusted), and in adjusted EBITDAR was primarily driven by the decline in oil and gas revenue discussed above and the negative impact from changes in foreign currency exchange rates in the Current Quarter discussed below.
Our results for the Current Quarter and the Comparable Quarter were also impacted by changes in foreign currency exchange rates, which decreased net income, diluted earnings per share (GAAP and adjusted) and adjusted EBITDAR by $2.8 million, $0.08 and $3.2 million, respectively, in the Current Quarter and increased net income, diluted earnings per share (GAAP and adjusted) and adjusted EBITDAR by $1.6 million, $0.05 and $2.4 million, respectively, in the Comparable Quarter, with the most significant impact being from the weakening of the British pound sterling at the end of the Current Quarter due to Brexit.
The impact of the weakening of the British pound sterling was somewhat mitigated in the Current Quarter as the exchange rate change occurred near the end of the quarter. In fact, the translation of non-U.S. dollar revenue and operating expenses into U.S. dollars increased net income, diluted earnings per share and adjusted EBITDAR by $2.6 million, $0.07 and $3.2 million, respectively, in the Current Quarter due to positive exchange rate changes prior to the depreciation of the pound sterling late in the quarter. We expect the weakening of the British pound sterling to have a negative impact on translation of our operating results into U.S. dollars in future periods.

More than offsetting the benefit from translation of operating results in the Current Quarter was an impact from the revaluation of monetary assets and liabilities, primarily cash, accounts receivable and accounts payable, denominated in currencies other than the functional currency of a specific legal entity through which we operate. These changes are reflected as gains and losses recorded as part of other income (expense), net. The significant weakening of the British pound sterling at the end of the Current Quarter resulted in significant revaluation of balances for our British pound sterling legal entities as of June 30, 2016, partially offset by U.S. dollar functional currency entity revaluations. Other income (expense), net reflected a loss of $6.3 million ($5.4 million or $0.15 per share, after-tax) in the Current Quarter due to unfavorable changes in foreign currency exchange rates. This loss is reflected in adjusted EBITDAR for our various regions and Corporate, depending on the nature of the loss. The largest portion of the reduction in other income (expense), net for the Current Quarter of $6.7 million is included within Europe Caspian region primarily related to the revaluation of balances on British pound sterling functional currency entities. A further weakening of the British pound sterling, or other currencies, could result in additional revaluation losses in future periods.
In response to the ongoing downturn, we have implemented cost reduction measures as part of an organizational restructuring, which partially offset the impact of the decline in revenue and certain higher costs within general and administrative expense. See the further discussion of changes in direct costs and general and administrative expense below.
Direct costs decreased 13.9%, or $46.6 million, year-over-year primarily due to the benefit of organizational restructuring efforts reflected in a $20.0 million decrease in salaries and benefits due to lower headcount across all regions, $12.6 million decrease in maintenance expense, $3.5 million decrease in training and travel and meals expense and a $2.3 million decrease in rent expense. Additionally, during the Comparable Quarter we recorded $4.1 million in bad debt expense related to two clients in our Africa region.
Reimbursable expense decreased 51.8%, or $13.6 million, primarily due to a decline in activity and a contract amendment in our Europe Caspian region.
Depreciation and amortization expense decreased 6.6%, or $2.5 million, to $34.7 million for the Current Quarter from $37.1 million for the Comparable Quarter. The decrease in depreciation and amortization expense is primarily due to a decrease in accelerated depreciation of $3.6 million as a result of fleet changes for older aircraft.
General and administrative expense decreased 14.2%, or $8.7 million, primarily due to a decrease in compensation expense of $5.2 million from reduced headcount due to organizational restructuring efforts and a decline in stock price during the Current Quarter, a decrease in professional fees of $3.0 million driven by decline in projects and a decrease of $2.7 million related to training, travel, recruitment and charity contributions and various other expenses from cost reduction efforts. The decrease in compensation was partially offset by an increase of $2.4 million in severance expense associated with the organizational restructuring efforts.
Loss on disposal of assets increased $2.3 million, to a loss of $10.0 million for the Current Quarter from a loss of $7.7 million for the Comparable Quarter. The loss on disposal of assets in the Current Quarter included impairment charges totaling $10.1 million related to eleven held for sale aircraft and other equipment partially offset by a gain of $0.1 million from the sale or disposal of six aircraft and other equipment. During the Comparable Quarter, the loss on disposal of assets included a gain of $2.2 million from the sale or disposal of nine aircraft and other equipment partially offset by impairment charges totaling $9.9 million related to nine held for sale aircraft.
Earnings from unconsolidated affiliates, net of losses, decreased $2.5 million to $3.8 million for the Current Quarter from $6.3 million in the Comparable Quarter. The decrease in earnings from unconsolidated affiliates, net of losses, primarily resulted from a decrease in earnings from our investment in Líder in Brazil to $4.5 million of earnings in the Current Quarter from $6.5 million in earnings in the Comparable Quarter primarily due to a decrease in activity. Our earnings from Líder in the Comparable Quarter were also increased by the favorable impact of foreign currency exchange rate changes of $1.7 million.
Interest expense, net, increased 41.9%, or $3.2 million, year-over-year primarily due to an increase in interest resulting from an increase in borrowings and a decrease in capitalized interest resulting from lower construction in progress in the Current Quarter, partially offset by lower amortization of debt discount due to the repurchase of our 3% Convertible Senior Notes due 2038 (the “3% Convertible Notes”) in the Comparable Quarter.
For further details on income tax expense, see “— Region Operating Results — Taxes” included elsewhere in this Quarterly Report.

As discussed above, our results for the Current Quarter were impacted by a number of special items. During the Comparable Quarter, special items that impacted our results included organizational restructuring costs, additional depreciation expense related to fleet changes, impairment of inventories and accretion of nonredeemable noncontrolling interests. The items noted in the Current Quarter and Comparable Quarter have been identified as special items as they are not considered by management to be part of our ongoing operations when assessing and measuring the operational and financial performance of the organization. The impact of these items on our adjusted EBITDAR, adjusted net income and adjusted diluted earnings per share is as follows:

	Three Months Ended June 30, 2016
	Adjusted EBITDAR	Adjusted Net Income	Adjusted Diluted Earnings Per Share

	(In thousands, except per share amounts)
Organizational restructuring costs	$(6,559)	$(4,292)	$(0.12)
Additional depreciation expense resulting from fleet changes	—	(4,490)	(0.13)
Tax valuation allowance	—	(13,171)	(0.38)
Total special items	$(6,559)	$(21,953)	(0.63)

	Three Months Ended June 30, 2015
	Adjusted EBITDAR	Adjusted Net Income	Adjusted Diluted Earnings Per Share

	(In thousands, except per share amounts)
Organizational restructuring costs	$(7,991)	$(5,636)	$(0.16)
Additional depreciation expense resulting from fleet changes	—	(7,913)	(0.23)
Impairment of inventories	(5,439)	(3,535)	(0.10)
Accretion of redeemable noncontrolling interests	—	—	(0.18)
Total special items	$(13,430)	$(17,084)	(0.67)
Region Operating Results
The following tables set forth certain operating information for the regions comprising our Industrial Aviation Services segment. Intercompany lease revenue and expense are eliminated from our segment reporting, and depreciation expense of aircraft is presented in the region that operates the aircraft.
Current Quarter Compared to Comparable Quarter
Set forth below is a discussion of the operations of our regions. Our consolidated results are discussed under “Results of Operations” above.
Europe Caspian

	Three Months Ended June 30,		Favorable (Unfavorable)

	2016	2015

	(In thousands, except percentages)
Operating revenue	$189,128	$203,925	$(14,797)	(7.3)%
Earnings from unconsolidated affiliates, net of losses	$51	$99	$(48)	(48.5)%
Operating income	$13,030	$14,197	$(1,167)	(8.2)%
Operating margin	6.9%	7.0%	(0.1)%	(1.4)%
Adjusted EBITDAR	$49,887	$65,186	$(15,299)	(23.5)%
Adjusted EBITDAR margin	26.4%	32.0%	(5.6)%	(17.5)%
The Europe Caspian region comprises all of our operations and affiliates in Europe, including oil and gas operations in the U.K. and Norway, Eastern Airways fixed wing operations and public sector SAR operations in the U.K. and our operations in Turkmenistan.

The year-over-year decrease in operating revenue was primarily driven by the impact from the downturn in the oil and gas industry, which has resulted in decreased activity levels with our oil and gas clients and impacted our revenue for Eastern Airways as well as the end of an oil and gas contract that began in late fiscal year 2015 and ended in late fiscal year 2016 that contributed $11.8 million in operating revenue in the Comparable Quarter. Partially offsetting these decreases was an increase in operating revenue driven by the start-up of U.K. SAR bases since the Comparable Quarter, which contributed $21.0 million in additional operating revenue for the Current Quarter. Eastern Airways contributed $30.9 million and $34.1 million in operating revenue and $3.6 million and $7.5 million in adjusted EBITDAR for the Current Quarter and Comparable Quarter, respectively.
A substantial portion of our operations in the Europe Caspian region are contracted in the British pound sterling, which weakened significantly against the U.S. dollar at the end of the Current Quarter as a result of Brexit. As the depreciation of the pound sterling occurred at the end of the Current Quarter, there was no negative impact on operating income and adjusted EBITDAR from the translation of our pound sterling revenue and operating expenses into U.S. dollars; in fact, the movement of exchange rates during the Current Quarter increased operating income and adjusted EBITDAR by $2.7 million and $2.5 million, respectively, from translation of results. However, we recorded a foreign exchange loss of $6.7 million from the revaluation of assets and liabilities on pound sterling functional currency entities as of June 30, 2016, which is recorded in other income (expense), net and included in adjusted EBITDAR. Net of the translation and revaluation impacts, adjusted EBITDAR was negatively impacted by $4.2 million resulting from the change in exchange rates during the Current Quarter. A further weakening of the pound sterling could result in additional revaluation losses in future quarters. We expect a greater negative impact on operating revenue, operating income and adjusted EBITDAR from translation of operating results over the remainder of fiscal year 2017 if exchange rates remain at current rates or the British pound sterling weakens further.
Excluding the impact of foreign currency exchange rate changes, operating income and adjusted EBITDAR, respectively, would have been 5.5% and 28.9% in the Current Quarter compared to 8.4% and 32.4% in the Comparable Quarter. Operating margin and adjusted EBTIDAR margin decreased from the Comparable Quarter as a result of the impact from the downturn in the offshore energy market, which was only partially offset by the start-up of the U.K. SAR bases and cost reduction activities.
Africa

	Three Months Ended June 30,		Favorable (Unfavorable)
	2016	2015

	(In thousands, except percentages)
Operating revenue	$53,124	$77,481	$(24,357)	(31.4)%
Operating income	$1,571	$12,952	$(11,381)	(87.9)%
Operating margin	3.0%	16.7%	(13.7)%	(82.0)%
Adjusted EBITDAR	$9,040	$22,814	$(13,774)	(60.4)%
Adjusted EBITDAR margin	17.0%	29.4%	(12.4)%	(42.2)%
The Africa region comprises all our operations and affiliates on the African continent, including Nigeria, Tanzania, and Egypt.
Operating revenue for Africa decreased in the Current Quarter due to an overall decrease in activity driven by the downturn of the oil and gas industry compared to the Comparable Quarter. Activity declined with certain clients and certain contracts ended, reducing revenue by $27.5 million, which was only partially offset by a $2.9 million increase due to new contracts.
Operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin decreased in the Current Quarter primarily due to the decrease in revenue discussed above, partially offset by a decline in costs. Also, during the Comparable Quarter we recorded $4.1 million in bad debt expense related to two clients in this region.
Additionally, during the Comparable Quarter, we recorded $3.2 million in severance expense resulting from voluntary and involuntary separation programs as part of our restructuring efforts, which is excluded from adjusted EBITDAR and adjusted EBITDAR margin.
As previously discussed, we have seen recent changes in the Africa region as a result of increased competition entering the Nigerian market. Additionally, changing regulations and political environment have made, and are expected to continue to make, our operating results for Nigeria unpredictable. Market uncertainty related to the oil and gas downturn has continued in this region putting smaller clients under increasing pressure as their activity declined, which reduced our activity levels and overall pricing. We implemented cost reduction measures in advance of these reductions and expect additional efficiencies in the future.

The significant devaluation of the Nigerian Naira at the end of the Current Quarter, as discussed under “— Executive Overview — Market Outlook — Recent Events” included elsewhere in this Quarterly Report, had a minimal impact on our results for the Current Quarter due to the combination of currencies we transact in for our Nigerian operations.
Americas

	Three Months Ended June 30,		Favorable (Unfavorable)
	2016	2015

	(In thousands, except percentages)
Operating revenue	$58,754	$80,022	$(21,268)	(26.6)%
Earnings from unconsolidated affiliates, net of losses	$3,863	$6,197	$(2,334)	(37.7)%
Operating income	$921	$16,532	$(15,611)	(94.4)%
Operating margin	1.6%	20.7%	(19.1)%	(92.3)%
Adjusted EBITDAR	$19,598	$33,442	$(13,844)	(41.4)%
Adjusted EBITDAR margin	33.4%	41.8%	(8.4)%	(20.1)%
The Americas region comprises all our operations and affiliates in North America and South America, including Brazil, Canada, Trinidad and the U.S. Gulf of Mexico.
Operating revenue decreased from the Comparable Quarter primarily due to a decline in activity in our U.S. Gulf of Mexico operations, primarily resulting from the oil and gas downturn, which reduced operating revenue by $18.6 million in the Current Quarter, a decrease of $2.2 million in Brazil due to fewer aircraft leased to Líder and a decrease in Suriname of $2.1 million due to the end of a contract. These decreases were partially offset by a new contract in Guyana which increased operating revenue by $3.6 million and an increase of $1.2 million in Trinidad due to additional aircraft on contract.
The decreases in operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin were driven by the decline in revenue, partially offset by a $1.7 million decrease in salaries and benefits and a $4.4 million decrease in maintenance expense resulting from cost reduction initiatives and reduced flight activity. During the Current Quarter and Comparable Quarter, we also recorded accelerated depreciation expense on aircraft exiting our fleet of $3.9 million and $2.9 million, respectively, and severance expense related to organizational restructuring efforts of $1.0 million and $1.1 million, respectively. Depreciation and amortization, including accelerated depreciation, and severance expense recorded during the Current Quarter and Comparable Quarter, were excluded from adjusted EBITDAR and adjusted EBITDAR margin.
Earnings from unconsolidated affiliates, net of losses, decreased $2.3 million primarily due to a decrease in earnings from our investment in Líder in Brazil related to a decrease in activity. Operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin were positively impacted by favorable exchange rate changes in the Comparable Quarter which increased our earnings from our investment in Líder by $1.7 million in that period. See further discussion about our investment in Líder and the Brazil market in “— Executive Overview — Market Outlook” and “— Current Quarter Compared to Comparable Quarter” included elsewhere in this Quarterly Report.
The year-over year decrease in adjusted EBITDAR primarily resulted from a decline in activity during the Current Quarter.
Asia Pacific

	Three Months Ended June 30,		Favorable (Unfavorable)
	2016	2015

	(In thousands, except percentages)
Operating revenue	$55,232	$74,737	$(19,505)	(26.1)%
Operating income	$(5,893)	$(688)	$(5,205)	*
Operating margin	(10.7)%	(0.9)%	(9.8)%	*
Adjusted EBITDAR	$6,161	$17,072	$(10,911)	(63.9)%
Adjusted EBITDAR margin	11.2%	22.8%	(11.6)%	(50.9)%
_____________
 * percentage change too large to be meaningful or not applicable
The Asia Pacific region comprises all our operations and affiliates in Australia and Southeast Asia, including Malaysia, Sakhalin, and our fixed wing operations through Airnorth in Australia.

Operating revenue decreased from the Comparable Quarter by $15.6 million due to the ending of short-term contracts in Australia and a $1.3 million decrease in Russia. A substantial portion of our operations in the Asia Pacific region are contracted in the Australian dollar, which has weakened against the U.S. dollar since fiscal year 2016. Foreign currency exchange rate changes resulted in a reduction of our revenue for our Asia Pacific region of $1.8 million year-over-year. Airnorth contributed $19.7 million and $21.5 million, respectively, in operating revenue and $5.5 million and $6.0 million, respectively, in adjusted EBITDAR for the Current and Comparable Quarters.
Operating income, operating margin, adjusted EBTIDAR and adjusted EBITDAR margin decreased primarily due to decreased activity partially offset by a reduction in depreciation and amortization expense of $4.1 million and cost reduction activities including a decrease of maintenance expense of $4.8 million, salaries of $1.4 million and travel and training expense of $1.1 million.
During the Comparable Quarter, we recorded additional depreciation expense of $5.3 million for four large aircraft operating in this region due to management’s decision to exit these fleet types earlier than originally anticipated, and during the Current Quarter and Comparable Quarter we recorded $0.4 million and $0.9 million, respectively, in severance expense related to organizational restructuring efforts. The severance expense is not included in adjusted EBITDAR or adjusted EBITDAR margin for the Current Quarter and Comparable Quarter.
Corporate and Other

	Three Months Ended June 30,		Favorable (Unfavorable)
	2016	2015

	(In thousands, except percentages)
Operating revenue	$3,177	$8,773	$(5,596)	(63.8)%
Earnings from unconsolidated affiliates	$(84)	$—	$(84)	*
Operating loss	$(25,847)	$(30,464)	$4,617	15.2%
Adjusted EBITDAR	$(14,323)	$(17,467)	$3,144	18.0%
_____________
 * percentage change too large to be meaningful or not applicable
Corporate and other includes our Bristow Academy operations, supply chain management and corporate costs that have not been allocated out to other regions.
Operating revenue decreased from the Comparable Quarter primarily due to a decline in Bristow Academy revenue of $4.0 million and a decrease in third party part sales of $1.4 million.
Operating loss and adjusted EBITDAR improved from the Comparable Quarter primarily due to overall cost reduction activities that decreased professional fees by $3.6 million, partially offset by a decline in revenue discussed above.
Additionally, during the Current Quarter and Comparable Quarter, we recorded $5.1 million and $0.2 million, respectively, related to organizational restructuring costs, both of which are excluded from adjusted EBITDAR.
Interest Expense, Net

	Three Months Ended June 30,		Favorable (Unfavorable)
	2016	2015

	(In thousands, except percentages)
Interest income	$234	$221	$13	5.9%
Interest expense	(12,319)	(9,731)	(2,588)	(26.6)%
Amortization of debt discount	(27)	(918)	891	97.1%
Amortization of debt fees	(1,341)	(612)	(729)	(119.1)%
Capitalized interest	2,567	3,371	(804)	(23.9)%
Interest expense, net	$(10,886)	$(7,669)	$(3,217)	(41.9)%
Interest expense, net increased in the Current Quarter primarily due to an increase in borrowings and a decrease in capitalized interest resulting from lower construction in progress, partially offset by lower amortization of debt discount due to the repurchase of the 3% Convertible Senior Notes in the Comparable Quarter.

Other Income (Expense), Net

	Three Months Ended June 30,		Favorable (Unfavorable)
	2016	2015

	(In thousands, except percentages)
Foreign currency gains (losses)	$(6,257)	$3,860	$(10,117)	(262.1)%
Other	68	(21)	89	*
Other income (expense), net	$(6,189)	$3,839	$(10,028)	(261.2)%
_____________
 * percentage change too large to be meaningful or not applicable
Other income (expense), net decreased primarily due to the unfavorable impact of changes in foreign currency exchange rates as discussed above. The foreign currency losses within other income (expense), net are reflected within adjusted EBITDAR of the regions discussed above, with the $6.3 million loss in the Current Quarter being reflected primarily within the Europe Caspian region ($6.7 million) and Asia Pacific region ($2.0 million), partially offset by a gain in Corporate and other ($2.0 million) compared to a $3.9 million gain in the Comparable Quarter being reflected primarily within the Europe Caspian region ($2.9 million) and Corporate and other ($2.6 million), partially offset by a loss in Africa region ($1.1 million) and Asia Pacific region ($0.9 million).
Taxes

	Three Months Ended June 30,		Favorable (Unfavorable)
	2016	2015

	(In thousands, except percentages)
Effective tax rate	5.2%	262.3%	257.1%	98.0%
Net foreign tax on non-U.S. earnings	$230	$5,162	$4,932	95.5%
Expense (benefit) of foreign earnings indefinitely reinvested abroad	$1,670	$(7,818)	$(9,488)	(121.4)%
Benefit from change in tax contingency	$(410)	$—	$410	*
Utilization of foreign tax credits	$—	$(1,352)	$(1,352)	(100.0)%
Foreign statutory rate reduction	$(503)	$—	$503	*
Deduction for foreign taxes	$(583)	$—	$583	*
Change in valuation allowance	$13,171	$2,045	$(11,126)	*
_____________
 * percentage change too large to be meaningful or not applicable
In accordance with GAAP, we estimate the full-year effective tax rate from continuing operations and apply this rate to our year-to-date income from continuing operations. In addition, we separately calculate the tax impact of unusual or infrequent items, if any. The tax impact of such unusual or infrequent items is treated discretely in the quarter in which they occur.
The relationship between our provision for or benefit from income taxes and our pre-tax book income can vary significantly from period to period considering, among other factors, (a) the overall level of pre-tax book income, (b) changes in the blend of income that is taxed based on gross revenues or at high effective tax rates versus pre-tax book income or at low effective tax rates and (c) our geographical blend of pre-tax book income. Consequently, our income tax expense does not change proportionally with our pre-tax book income. Significant decreases in our pre-tax book income typically result in higher effective tax rates, while significant increases in pre-tax book income can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above. The increase in our effective tax rate excluding discrete items for the Current Quarter compared to the Comparable Quarter primarily related to an increase in the blend of earnings taxed in relatively high taxed jurisdictions versus low taxed jurisdictions. Additionally during the Current Quarter, we increased our valuation allowance by $13.2 million which also increased our effective tax rate.
Valuation allowances represent the reduction of our deferred tax assets. We evaluate our deferred tax assets quarterly which requires significant management judgment to determine the recoverability of these deferred tax assets by assessing whether it is more likely than not that some or all of the deferred tax asset will be realized before expiration. After considering all available positive and negative evidence using a “more likely than not” standard, we believe it is appropriate to value against deferred tax assets related to foreign tax credits and certain foreign net operating losses. As a result, for the three months ended June 30, 2016, we recorded a valuation allowance of $11.0 million against foreign tax credits and $2.2 million against net operating losses in certain foreign jurisdictions.

Liquidity and Capital Resources
Cash Flows
Operating Activities
Net cash flows used by operating activities was $15.4 million during the Current Quarter compared to net cash flows provided by operating activities of $15.9 million during the Comparable Quarter. Changes in non-cash working capital used $7.1 million and $21.5 million in cash flows from operating activities for the Current Quarter and Comparable Quarter, respectively.
Investing Activities
Cash flows used in investing activities were $9.6 million and $58.5 million for the Current Quarter and Comparable Quarter, respectively. Cash was used for capital expenditures as follows:

	Three Months Ended June 30,
	2016	2015
Number of aircraft delivered:
Medium	—	1
SAR aircraft	—	1
Total aircraft	—	2
Capital expenditures (in thousands):
Aircraft and related equipment	$17,487	$40,462
Other	3,576	27,315
Total capital expenditures	$21,063	$67,777
In addition to these capital expenditures, investing cash flows were impacted by aircraft sales. During the Current Quarter, we received proceeds of $11.5 million primarily from the sale or disposal of six aircraft and certain other equipment. During the Comparable Quarter, we received $9.3 million in proceeds from the sale or disposal of nine aircraft and certain other equipment.
Financing Activities
Cash flows generated from financing activities were $41.0 million and $57.6 million during the Current Quarter and Comparable Quarter, respectively. During the Current Quarter, we received $72.0 million from borrowings on our Revolving Credit Facility. During the Current Quarter, we used cash to repay debt of $18.0 million and pay dividends of $2.5 million on our Common Stock. During the Comparable Quarter, we received $237.4 million from borrowings on our Revolving Credit Facility and we used cash to repay debt of $285.6 million (including $113.1 million for the repurchase of a portion of our 3% Convertible Senior Notes) and pay dividends of $11.9 million on our Common Stock.

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

The following table summarizes our significant contractual obligations and other commercial commitments on an undiscounted basis as of June 30, 2016 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings as of June 30, 2016. Additional details regarding these obligations are provided in Notes 5, 6, 7, and 9 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2016 Annual Report and in Notes 3, 4, 5 and 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Payments Due by Period
		Nine Months Ending March 31, 2017	Fiscal Year Ending March 31,
	Total		2018— 2019	2020— 2021	2022 and beyond
	(In thousands)
Contractual obligations:
Long-term debt and short-term borrowings:
Principal (1)	$1,211,418	$70,586	$291,846	$441,669	$407,317
Interest (2)	221,232	32,382	86,518	51,909	50,423
Aircraft operating leases (3)	533,394	131,339	282,814	106,578	12,663
Other operating leases (4)	82,920	7,519	19,965	15,438	39,998
Pension obligations (5)	48,164	11,278	35,131	1,755	—
Aircraft purchase obligations (6)	397,633	103,585	184,707	109,341	—
Other purchase obligations (7)	311,363	66,806	61,841	67,886	114,830
Total contractual cash obligations	$2,806,124	$423,495	$962,822	$794,576	$625,231
Other commercial commitments:
Letters of credit	$13,349	$13,349	$—	$—	$—
Contingent consideration (8)	19,190	3,723	15,467	—	—
Total commercial commitments	$32,539	$17,072	$15,467	$—	$—
_____________

(1)	Excludes unamortized discount of $0.3 million on the Term Loan and unamortized debt issuance costs of $9.8 million.

(2)	Interest payments for variable interest debt are based on interest rates as of June 30, 2016.

(3)	Represents separate operating leases for aircraft.

(4)	Represents minimum rental payments required under non-operating leases that have initial or remaining non-cancelable lease terms in excess of one year.

(5)
Represents expected funding for pension benefits in future periods. These amounts are undiscounted and are based on the expectation that both U.K. pension plans will be fully funded in approximately three years. As of June 30, 2016, we had recorded on our balance sheet a $60.4 million pension liability associated with these obligations. The timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustees.

(6)
In July and August 2016, through discussions with helicopter manufacturers we: (i) reached agreements to defer payment of approximately $13 million in capital expenditures out of fiscal year 2017 and into future periods and approximately $5 million in capital expenditures out of fiscal year 2018 into future periods and (ii) signed a non-binding memorandum of understanding to defer payment of approximately $17 million in capital expenditures out of fiscal year 2017 and into future periods and approximately $59 million in capital expenditures out of fiscal year 2018 into future periods.

(7)
Other purchase obligations primarily represent unfilled purchase orders for aircraft parts, commitments associated with upgrading facilities at our bases and non-cancelable power-by-the-hour maintenance commitments. For further details on the non-cancelable power-by-the-hour maintenance commitments, see Note 1 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2016 Annual Report.

(8)
The Cougar purchase agreement includes a potential earn-out of $40 million payable over three years based on Cougar achieving certain agreed performance targets. During fiscal year 2014, the first year earn-out payment of $6.0 million was paid as Cougar achieved agreed performance targets. During fiscal year 2016, the second year earn-out of $8.0 million was paid as Cougar achieved agreed performance targets. Cougar achieved the agreed performance targets relating to the third year earn-out payment of which $10 million was paid in April 2016 with the remaining earn-out payment of $16 million to be paid in April 2017 and included in short-term borrowings and current maturities of long-term debt on our condensed consolidated balance sheet as of June 30, 2016. The Eastern Airways purchase agreement includes a potential earn-out of £6 million ($8.0 million) over a three year period, which is contingent upon both the achievement of agreed performance targets and the continued employment of the selling shareholders. The first and second year earn-out payments relating to Eastern were not achieved. The Airnorth purchase agreement includes a potential earn-out of A$17 million ($13 million) to be paid over four years. During fiscal year 2016, a portion of the first year earn-out payment of A$2 million ($1.5 million) was paid as Airnorth achieved agreed performance targets. The fair value of a portion of the Airnorth earn-out, which is contingent upon the achievement of agreed performance targets, is A$9.6 million ($7.1 million) as of June 30, 2016 and is included in contingent consideration and other liabilities and deferred credits on our condensed consolidated balance sheet. The remaining A$7 million ($5.2 million) of the Airnorth earn-out, which is contingent upon both the achievement of agreed performance targets and the continued employment of the selling shareholders, will be included as general and administrative expense in our condensed consolidated statements of operations as earned. The earn-out for Airnorth will be remeasured to fair value at each reporting date until the contingency is resolved and any changes in estimated fair value will be recorded as accretion expense included in depreciation and amortization on our condensed consolidated statements of operations.
Capital Commitments and Other Uses of Cash
We have commitments and options to make capital expenditures over the next five fiscal years to purchase additional aircraft, including aircraft associated with the commitments reflected in the table above. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order are expected to provide incremental fleet capacity in terms of revenue, operating margin and adjusted EBITDAR margin. See Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for a detail of the number of aircraft under commitments and options expected to be delivered in the current and subsequent five fiscal years by aircraft size along with the related expenditures, and for a rollforward of aircraft commitments and options through June 30, 2016.
As discussed under "— Executive Overview — Our Strategy — Capital Allocation Strategy", cash may also be used for dividend payments and repurchases of Common Stock. Additionally, cash may be used in future periods to repurchase or otherwise retire debt, including our 6 ¼% Senior Notes, or for any acquisition opportunities we believe are aligned with our long-term strategy.
Financial Condition and Sources of Liquidity
We manage our liquidity through generation of cash from operations while assessing our funding needs on an ongoing basis. Historically, while we have generated cash from operations, financing cash flows have also been a significant source of liquidity over the past several years. The significant factors that affect our overall liquidity include cash from operations, capital expenditure commitments, debt service, pension funding, dividends, adequacy of bank lines of credit and our ability to attract capital on satisfactory terms.
Substantially all of our cash balances are held outside the U.S. and are generally used to meet the liquidity needs of our non-U.S. operations. Most of our cash held outside the U.S. could be repatriated to the U.S., but under current law, any such repatriation would be subject to U.S. federal income tax, as adjusted for applicable foreign tax credits. We have provided for U.S. federal income taxes on undistributed foreign earnings where we have determined that such earnings are not indefinitely reinvested. We expect to meet the continuing funding requirements of our U.S. operations with cash generated by such U.S. operations, cash from earnings generated by non-U.S. operations that are not indefinitely reinvested and our existing Revolving Credit Facility. If cash held by non-U.S. operations is required for funding operations in the U.S., and if U.S. tax has not previously been provided on the earnings of such operations, we would make a provision for additional U.S. tax in connection with repatriating this cash, which may be material to our cash flow and results of operations.
We expect that our cash on deposit as of June 30, 2016 of $122.7 million, cash flow from operations, proceeds from aircraft sales, available borrowing capacity under our Revolving Credit Facility, as well as future financings will be sufficient to satisfy our capital commitments, including our oil and gas aircraft purchase commitments to service our oil and gas clients and remaining anticipated capital requirements in connection with our U.K. SAR contract. The available borrowing capacity under our Revolving Credit Facility was $192.5 million as of June 30, 2016. While we plan to continue to be disciplined concerning future capital commitments, we also intend to continue managing our capital structure and liquidity position with external financings as needed. Our strategy will involve funding our short-term liquidity requirements with borrowings under our Revolving Credit Facility and funding our long-term financing needs from among aircraft leases, bank debt, private and public debt and equity offerings, while maintaining a prudent capital structure.
We believe we have a number of advantages to enhance our competitiveness during an extended downturn, including:
•A modern fleet that allows for deferral of new aircraft deliveries, reducing future capital expenditure needs without compromising safety or client service,
•Access to capital markets to capitalize on commercial opportunities, and
•A mostly owned fleet of aircraft that gives us the ability to sell aircraft or decline renewal options and return leased aircraft to lessors.

Critical Accounting Policies and Estimates
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in the fiscal year 2016 Annual Report for a discussion of our critical accounting policies. There have been no material changes to our critical accounting policies and estimates provided in the fiscal year 2016 Annual Report.
Recent Accounting Pronouncements
See Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for a discussion of recent accounting pronouncements.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
We are subject to certain market risks arising from the use of financial instruments in the ordinary course of business. This risk arises primarily as a result of potential changes in the fair market value of financial instruments that would result from adverse fluctuations in foreign currency exchange rates, credit risk, and interest rates as discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the fiscal year 2016 Annual Report and Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision of and with the participation of our management, including Jonathan E. Baliff, our Chief Executive Officer ("CEO"), and L. Don Miller, our Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2016. Based on that evaluation, our CEO and CFO concluded that such disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management as appropriate to allow for timely decisions regarding required disclosure under the Exchange Act.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings.
We have certain actions or claims pending that have been discussed and previously reported in Part I. Item 3. “Legal Proceedings” in the fiscal year 2016 Annual Report. Developments in these previously reported matters, if any, are described in Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.
Item 1A. Risk Factors.
Except as discussed below, there have been no material changes during the three months ended June 30, 2016 in our “Risk Factors” as discussed in the fiscal year 2016 Annual Report.
The vote by the United Kingdom to leave the European Union could adversely affect us.
In a referendum held on June 23, 2016, voters in the United Kingdom (the “U.K.”) approved the exit of the U.K. (“Brexit”) from the European Union (the “E.U.”). While the result of the referendum is not legally binding on the U.K. government, it is expected that the U.K. government will commence the exit process under Article 50 of the Treaty of the European Union by notifying the European Council of the U.K.’s intention to leave the E.U. This notification will begin a two-year time period for the U.K. and the remaining E.U. Member States to negotiate a withdrawal agreement.
For the quarter ended June 30, 2016 and the year ended March 31, 2016, approximately 37% and 34% of our revenue derived from contracts with customers in the U.K., respectively, and approximately 16% of our revenue was derived from contracts with customers in other European markets in both periods.
The consequences of Brexit, together with what may be protracted negotiations around the terms of Brexit, could introduce significant uncertainties into global financial markets and adversely impact the regions in which we and our customers operate. Brexit could also create uncertainty with respect to the legal and regulatory requirements to which we and our customers in the U.K. are subject and lead to divergent national laws and regulations as the U.K. government determines which E.U. laws to modify or replace.
The Brexit vote has already resulted in a significant decline in the value of British pound sterling and volatility in exchange rates is expected to continue as the terms of Brexit are negotiated. If British pound sterling remains weak or continues to weaken, revenue under contracts denominated in British pound sterling will translate into fewer U.S. dollars. For the year ended March 31, 2016, revenue denominated in British pound sterling represented 30% of our revenue. These uncertainties surrounding Brexit and risks associated with the commencement of Brexit could have a material adverse effect on our current business and future growth.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2016 - June 30, 2016	—	$—	—	$150,000,000
_____________

(1)
As of July 29, 2016, we had $150.0 million of repurchase authority remaining authorized for share repurchases through November 4, 2016. The timing and method of any repurchases under the program will depend on a variety of factors, is subject to our results of operations, financial condition, cash requirements, and other factors and restrictions under applicable law, and our debt agreements, and may be suspended or discontinued at any time.

Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Exhibit

10.1†	Terms and Conditions of Nonqualified Stock Option Award (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 9, 2016).

10.2†	Summary of Terms and Conditions of Officer Restricted Stock Unit Award (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 9, 2016).

10.3†	Summary of Terms and Conditions of Officer Performance Cash Award (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated June 9, 2016).

10.4†	Bristow Group Inc. Fiscal Year 2017 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated June 9, 2016).

10.5†	Supplement to Bristow Group Inc. Fiscal Year 2017 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated June 9, 2016).

10.6+
Separation Agreement and Release in Full dated June 7, 2016 between the Company and K. Jeremy Akel (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated June 9, 2016).

10.7+
Eighth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of May 23, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 25, 2016).

10.8+	First Amendment to Term Loan Credit Agreement, dated as of May 23, 2016 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated May 25, 2016).

15.1*	Letter from KPMG LLP dated August 4, 2016, regarding unaudited interim information.

31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.

31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant

32.1**	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

†	Compensatory Plan or Arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOW GROUP INC.

By:	/s/ L. Don Miller
L. Don Miller Senior Vice President and Chief Financial Officer

By:	/s/ Brian J. Allman
Brian J. Allman Vice President, Chief Accounting Officer
August 4, 2016

Index to Exhibits.

Exhibit Number	Description of Exhibit

10.1†	Terms and Conditions of Nonqualified Stock Option Award (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 9, 2016).

10.2†	Summary of Terms and Conditions of Officer Restricted Stock Unit Award (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 9, 2016).

10.3†	Summary of Terms and Conditions of Officer Performance Cash Award (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated June 9, 2016).

10.4†	Bristow Group Inc. Fiscal Year 2017 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated June 9, 2016).

10.5†	Supplement to Bristow Group Inc. Fiscal Year 2017 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated June 9, 2016).

10.6+
Separation Agreement and Release in Full dated June 7, 2016 between the Company and K. Jeremy Akel (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated June 9, 2016).

10.7+
Eighth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of May 23, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 25, 2016).

10.8+	First Amendment to Term Loan Credit Agreement, dated as of May 23, 2016 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated May 25, 2016).

15.1*	Letter from KPMG LLP dated August 4, 2016, regarding unaudited interim information.

31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.

31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant

32.1**	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

†	Compensatory Plan or Arrangement.