Form 10-Q
period 2016-09-30
Bristow Group Inc
filed 2016-11-03
CIK 73887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
☐ Yes ☑ No

Indicate the number shares outstanding of each of the issuer’s classes of Common Stock, as of October 28, 2016.
35,095,362 shares of Common Stock, $.01 par value

BRISTOW GROUP INC.
INDEX — FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements.
BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015

	(Unaudited) (In thousands, except per share amounts)
Gross revenue:
Operating revenue from non-affiliates	$325,315	$398,010	$663,990	$818,023
Operating revenue from affiliates	18,347	21,001	35,856	41,099
Reimbursable revenue from non-affiliates	13,805	27,900	27,019	54,785
	357,467	446,911	726,865	913,907
Operating expense:
Direct cost	281,630	307,564	571,173	638,243
Reimbursable expense	13,276	26,695	25,890	52,862
Depreciation and amortization	28,592	37,387	63,286	74,533
General and administrative	51,274	53,457	103,869	114,789
	374,772	425,103	764,218	880,427

Loss on impairment	(7,572)	(22,274)	(7,572)	(27,713)
Loss on disposal of assets	(2,186)	(14,007)	(12,203)	(21,702)
Earnings from unconsolidated affiliates, net of losses	181	(15,360)	4,011	(9,064)
Operating loss	(26,882)	(29,833)	(53,117)	(24,999)

Interest expense, net	(11,468)	(7,179)	(22,354)	(14,848)
Other income (expense), net	3,003	(11,424)	(3,186)	(7,585)
Loss before benefit for income taxes	(35,347)	(48,436)	(78,657)	(47,432)
Benefit for income taxes	5,240	2,756	7,478	123
Net loss	(30,107)	(45,680)	(71,179)	(47,309)
Net (income) loss attributable to noncontrolling interests	310	(1,452)	610	(3,080)
Net loss attributable to Bristow Group	(29,797)	(47,132)	(70,569)	(50,389)
Accretion of redeemable noncontrolling interests	—	4,803	—	(1,498)
Net loss attributable to common stockholders	$(29,797)	$(42,329)	$(70,569)	$(51,887)

Loss per common share:
Basic	$(0.85)	$(1.21)	$(2.02)	$(1.49)
Diluted	$(0.85)	$(1.21)	$(2.02)	$(1.49)

Cash dividends declared per common share	$0.07	$0.34	$0.14	$0.68

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015

	(Unaudited) (In thousands)
Net loss	$(30,107)	$(45,680)	$(71,179)	$(47,309)
Other comprehensive loss:
Currency translation adjustments	(5,439)	(16,950)	(12,574)	(4,342)
Total comprehensive loss	(35,546)	(62,630)	(83,753)	(51,651)

Net (income) loss attributable to noncontrolling interests	310	(1,452)	610	(3,080)
Currency translation adjustments attributable to noncontrolling interests	(523)	(1,535)	(4,965)	571
Total comprehensive income attributable to noncontrolling interests	(213)	(2,987)	(4,355)	(2,509)
Total comprehensive loss attributable to Bristow Group	(35,759)	(65,617)	(88,108)	(54,160)
Accretion of redeemable noncontrolling interests	—	4,803	—	(1,498)
Total comprehensive loss attributable to common stockholders	$(35,759)	$(60,814)	$(88,108)	$(55,658)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2016	March 31, 2016
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$100,668	$104,310
Accounts receivable from non-affiliates	199,005	243,425
Accounts receivable from affiliates	8,351	5,892
Inventories	126,973	142,503
Assets held for sale	40,338	43,783
Prepaid expenses and other current assets	50,510	53,183
Total current assets	525,845	593,096
Investment in unconsolidated affiliates	206,483	194,952
Property and equipment – at cost:
Land and buildings	237,282	253,098
Aircraft and equipment	2,614,585	2,570,577
	2,851,867	2,823,675
Less – Accumulated depreciation and amortization	(560,955)	(540,423)
	2,290,912	2,283,252
Goodwill	28,922	29,990
Other assets	145,934	161,655
Total assets	$3,198,096	$3,262,945

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$110,650	$96,966
Accrued wages, benefits and related taxes	60,852	59,431
Income taxes payable	18,617	27,400
Other accrued taxes	7,052	7,995
Deferred revenue	30,612	24,206
Accrued maintenance and repairs	20,198	22,196
Accrued interest	11,884	11,985
Other accrued liabilities	49,760	48,392
Deferred taxes	696	1,881
Short-term borrowings and current maturities of long-term debt	81,510	60,394
Contingent consideration	7,352	29,522
Total current liabilities	399,183	390,368
Long-term debt, less current maturities	1,140,036	1,071,578
Accrued pension liabilities	55,036	70,107
Other liabilities and deferred credits	25,137	33,273
Deferred taxes	149,328	172,254
Commitments and contingencies (Note 5)
Redeemable noncontrolling interest	13,175	15,473
Stockholders’ investment:
Common stock, $.01 par value, authorized 90,000,000; outstanding: 35,095,162 as of September 30 and 34,976,743 as of March 31 (exclusive of 1,291,441 treasury shares)	378	377
Additional paid-in capital	803,801	801,173
Retained earnings	1,096,794	1,172,273
Accumulated other comprehensive loss	(307,358)	(289,819)
Treasury shares, at cost (2,756,419 shares)	(184,796)	(184,796)
Total Bristow Group stockholders’ investment	1,408,819	1,499,208
Noncontrolling interests	7,382	10,684
Total stockholders’ investment	1,416,201	1,509,892
Total liabilities, redeemable noncontrolling interests and stockholders’ investment	$3,198,096	$3,262,945
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six Months Ended September 30,
	2016	2015

	(Unaudited) (In thousands)
Cash flows from operating activities:
Net loss	$(71,179)	$(47,309)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	63,286	74,533
Deferred income taxes	(20,060)	(22,545)
Discount amortization on long-term debt	989	946
Loss on disposal of assets	12,203	21,702
Loss on impairment	7,572	27,713
Stock-based compensation	6,244	10,380
Equity in earnings from unconsolidated affiliates less than (in excess of) dividends received	(3,528)	9,876
Tax benefit related to stock-based compensation	—	(203)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	24,395	33,490
Inventories	(797)	(3,061)
Prepaid expenses and other assets	(4,910)	(21,667)
Accounts payable	18,169	25,395
Accrued liabilities	1,939	(41,488)
Other liabilities and deferred credits	(6,285)	(9,502)
Net cash provided by operating activities	28,038	58,260
Cash flows from investing activities:
Capital expenditures	(101,866)	(146,989)
Proceeds from asset dispositions	11,819	16,107
Net cash used in investing activities	(90,047)	(130,882)
Cash flows from financing activities:
Proceeds from borrowings	195,954	461,581
Debt issuance costs	(2,925)	—
Repayment of debt	(120,966)	(323,569)
Partial prepayment of put/call obligation	(25)	(28)
Acquisition of noncontrolling interest	—	(2,000)
Payment of contingent consideration	(10,000)	(8,000)
Common stock dividends paid	(4,910)	(23,746)
Tax benefit related to stock-based compensation	—	203
Net cash provided by financing activities	57,128	104,441
Effect of exchange rate changes on cash and cash equivalents	1,239	3,376
Net increase (decrease) in cash and cash equivalents	(3,642)	35,195
Cash and cash equivalents at beginning of period	104,310	104,146
Cash and cash equivalents at end of period	$100,668	$139,341
Cash paid during the period for:
Interest	$24,240	$19,751
Income taxes	$8,401	$14,245
Supplemental disclosure of non-cash investing activities:
Deferred sale leaseback advance	$—	$18,285
Completion of deferred sale leaseback	$—	$(74,480)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interest
(Unaudited)
(In thousands, except share amounts)

		Total Bristow Group Stockholders’ Investment
	Redeemable Noncontrolling Interest	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Investment
March 31, 2016	$15,473	$377	34,976,743	$801,173	$1,172,273	$(289,819)	$(184,796)	$10,684	$1,509,892
Issuance of common stock	—	1	118,419	2,628	—	—	—	—	2,629
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	(25)	(25)
Common stock dividends ($0.14 per share)	—	—	—	—	(4,910)	—	—	—	(4,910)
Currency translation adjustments	(1,448)	—	—	—	—	—	—	(3,517)	(3,517)
Net loss	(850)	—	—	—	(70,569)	—	—	240	(70,329)
Other comprehensive income	—	—	—	—	—	(17,539)	—	—	(17,539)
September 30, 2016	$13,175	$378	35,095,162	$803,801	$1,096,794	$(307,358)	$(184,796)	$7,382	$1,416,201

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
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated balance sheet of the Company as of September 30, 2016, the consolidated statements of operations and comprehensive income (loss) for the three and six months ended September 30, 2016 and 2015, and the consolidated cash flows for the six months ended September 30, 2016 and 2015.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Foreign Currency
During the three and six months ended September 30, 2016 and 2015, our primary foreign currency exposure was to the British pound sterling, the euro, the Australian dollar, the Norwegian kroner and the Nigerian naira. The value of these currencies has fluctuated relative to the U.S. dollar as indicated in the following table:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
One British pound sterling into U.S. dollars
High	1.34	1.57	1.48	1.59
Average	1.31	1.55	1.37	1.54
Low	1.29	1.51	1.29	1.46
At period-end	1.30	1.51	1.30	1.51
One euro into U.S. dollars
High	1.13	1.16	1.15	1.16
Average	1.12	1.11	1.12	1.11
Low	1.10	1.09	1.10	1.06
At period-end	1.12	1.12	1.12	1.12
One Australian dollar into U.S. dollars
High	0.77	0.77	0.78	0.81
Average	0.76	0.73	0.75	0.75
Low	0.74	0.69	0.72	0.69
At period-end	0.77	0.70	0.77	0.70
One Norwegian kroner into U.S. dollars
High	0.1251	0.1272	0.1251	0.1370
Average	0.1201	0.1220	0.1206	0.1255
Low	0.1163	0.1171	0.1163	0.1171
At period-end	0.1251	0.1176	0.1251	0.1176
One Nigerian naira into U.S. dollars
High	0.0036	0.0051	0.0050	0.0051
Average	0.0032	0.0051	0.0040	0.0051
Low	0.0029	0.0050	0.0029	0.0050
At period-end	0.0032	0.0051	0.0032	0.0051
_____________
Source: Bank of England, FactSet and Oanda.com
Other income (expense), net, in our condensed consolidated statements of operations includes foreign currency transaction gains of $2.9 million and foreign currency transaction losses of $11.4 million for the three months ended September 30, 2016 and 2015, respectively, and foreign currency transaction losses of $3.4 million and $7.6 million for the six months ended September 30, 2016 and 2015, respectively. Transaction gains and losses represent the revaluation of monetary assets and liabilities from the currency that will ultimately be settled into the functional currency of the legal entity holding the asset or liability. The gains recorded for the three months ended September 30, 2016 were primarily driven by amounts owed in British pound sterling on U.S. dollar legal entities while the pound sterling depreciated against the dollar, which was in excess of dollar liabilities revalued on pound sterling legal entities. The losses for the six months ended September 30, 2016 were primarily driven by U.S. dollar net liabilities on Nigerian naira legal entities while the naira devalued against the dollar. The losses for the three and six months ended September 30, 2015 were primarily driven by a combination of currencies depreciating against the U.S. dollar as presented in the table above while various foreign currency denominated legal entities held U.S. dollar liability positions.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Our earnings from unconsolidated affiliates, net of losses, are also affected by the impact of changes in foreign currency exchange rates on the reported results of our unconsolidated affiliates. During the three months ended September 30, 2016 and 2015, earnings from unconsolidated affiliates, net of losses, decreased by $1.3 million and $19.9 million, respectively, and during the six months ended September 30, 2016 and 2015, earnings from unconsolidated affiliates, net of losses, decreased by $1.3 million and $18.2 million, respectively, as a result of the impact of changes in foreign currency exchange rates on the earnings of our unconsolidated affiliates, primarily the impact of changes in the Brazilian real to U.S. dollar exchange rate on earnings for our affiliate in Brazil. The value of the Brazilian real has fluctuated relative to the U.S. dollar as indicated in the following table:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
One Brazilian real into U.S. dollars
High	0.3191	0.3217	0.3191	0.3435
Average	0.3083	0.2858	0.2966	0.3057
Low	0.2991	0.2406	0.2702	0.2406
At period-end	0.3078	0.2441	0.3078	0.2441
_____________
Source: FactSet and Oanda.com
We estimate that the fluctuation of currencies versus the same period in the prior fiscal year had the following effect on our financial condition and results of operations (in thousands):

	Three Months Ended September 30, 2016	Six Months Ended September 30, 2016
Revenue	$(24,655)	$(38,032)
Operating expense	21,670	36,471
Earnings from unconsolidated affiliates, net of losses	18,640	16,852
Non-operating expense	14,286	4,169
Income before provision for income taxes	29,941	19,460
Provision for income taxes	(8,865)	(6,027)
Net income	21,076	13,433
Cumulative translation adjustment	(5,962)	(17,539)
Total stockholders’ investment	$15,114	$(4,106)
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Eastern Airways International Limited (“Eastern Airways”) and Capiteq Limited, operating under the name Airnorth primarily earn revenue through charter and scheduled airline services and provision of airport services (Eastern Airways only). Both chartered and scheduled airline service revenue is recognized net of passenger taxes and discounts. Revenue is recognized at the earlier of the period in which the service is provided or the period in which the right to travel expires, which is determined by the terms and conditions of the ticket. Ticket sales are recorded within deferred revenue in accordance with the above policy. Airport services revenue is recognized when earned.
Interest Expense, Net
During the three and six months ended September 30, 2016 and 2015, interest expense, net consisted of the following (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Interest income	$235	$217	$469	$438
Interest expense	(11,703)	(7,396)	(22,823)	(15,286)
Interest expense, net	$(11,468)	$(7,179)	$(22,354)	$(14,848)
Accretion of Redeemable Noncontrolling Interests
Accretion of redeemable noncontrolling interests of $(4.8) million and $1.5 million for the three and six months ended September 30, 2015, respectively, related to put arrangements whereby the noncontrolling interest holders may require us to redeem the remaining shares of Airnorth (prior to repurchasing the remaining 15% of the outstanding shares in November 2015) and Eastern Airways at a formula-based amount that is not considered fair value (the “redemption amount”). Redeemable noncontrolling interest is adjusted each period for comprehensive income, dividends attributable to the noncontrolling interest and changes in ownership interest, if any, such that the noncontrolling interest represents the proportionate share of Airnorth’s and Eastern Airways’ equity (the “carrying value”). Additionally, at each period end we are required to compare the redemption amount to the carrying value of the redeemable noncontrolling interest and record the redeemable noncontrolling interest at the higher of the two amounts, with a corresponding charge or credit directly to retained earnings. While this charge or credit does not impact net income (loss), it does result in a reduction or increase of income (loss) available to common shareholders in the calculation of diluted earnings (loss) per share (see Note 8).
Accounts Receivable
As of September 30 and March 31, 2016, the allowance for doubtful accounts for non-affiliates was $5.0 million and $5.6 million, respectively. There were no allowances for doubtful accounts related to accounts receivable due from affiliates as of September 30 and March 31, 2016. The allowance for doubtful accounts for non-affiliates as of September 30 and March 31, 2016 primarily related to amounts due from two clients in Nigeria and one client in Australia for which we no longer believed collection was probable.
Inventories
As of September 30 and March 31, 2016, inventories were net of allowances of $29.2 million and $27.8 million, respectively. As of September 30, 2016, a decision was made to cease operation of certain older model aircraft within our fleet in fiscal year 2018. This decision resulted in a change in estimate of consumption of inventory utilized for the maintenance and repair of these aircraft leading to excess inventory on hand. In addition to recognizing this excess inventory, we also noted a continued decline in the recovery value for the disposal of this inventory into the aftermarket. This change in estimate of consumption and the continued decline in the secondary market for this inventory resulted in an impairment charge of $7.6 million recorded in the three and six months ended September 30, 2016.
Prepaid Expenses and Other Current Assets
As of September 30 and March 31, 2016, prepaid expenses and other current assets included the short-term portion of contract acquisition and pre-operating costs totaling $14.6 million and $12.1 million, respectively, related to the SAR contracts in the U.K. and Australia and a client contract in Norway, which are recoverable under the contracts and will be expensed over the terms of the contracts. For the three and six months ended September 30, 2016, we have expensed $3.5 million and $5.7 million, respectively, due to the start-up of some of these contracts.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Loss on Impairment
Loss on impairment included goodwill impairment charges of $22.3 million for the three and six months ended September 30, 2015 and impairment charges for inventory of $7.6 million for the three and six months ended September 30, 2016 and $5.4 million for the six months ended September 30, 2015. The goodwill impairment recorded in fiscal year 2016 resulted from an overall reduction in expected operating results from the downturn in the oil and gas market driven by reduced crude oil prices and the inventory impairment for the six months ended September 30, 2015 was a result of our review of excess inventory on aircraft model types we planned to exit by the end of fiscal year 2016. See Inventories above for further details on the inventory impairment charges for the three and six months ended September 30, 2016.
Goodwill
Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Goodwill has an indefinite useful life and is not amortized, but is assessed annually or when events or changes in circumstances indicate that a potential impairment exists. Goodwill as of September 30 and March 31, 2016 related to our reporting units was as follows (in thousands):

	Europe Caspian	Asia Pacific	Total
March 31, 2016	$10,026	$19,964	$29,990
Foreign currency translation	(964)	(104)	(1,068)
September 30, 2016	$9,062	$19,860	$28,922
Accumulated goodwill impairment of $42.2 million as of September 30 and March 31, 2016 related to our Europe Caspian, Africa, Corporate and other, and Americas regions in the amounts of $25.2 million, $6.2 million, $10.2 million and $0.6 million, respectively.
Other Intangible Assets
Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values. Intangible assets by type were as follows (in thousands):

	Client contracts	Client relationships	Trade name and trademarks	Internally developed software	Licenses	Total

	Gross Carrying Amount
March 31, 2016	$8,170	$12,779	$5,008	$1,149	$752	$27,858
Foreign currency translation	—	1	(389)	(63)	4	(447)
September 30, 2016	$8,170	$12,780	$4,619	$1,086	$756	$27,411

	Accumulated Amortization
March 31, 2016	$(8,062)	$(10,600)	$(636)	$(480)	$(601)	$(20,379)
Amortization expense	(81)	(299)	(141)	(107)	(30)	(658)
September 30, 2016	$(8,143)	$(10,899)	$(777)	$(587)	$(631)	$(21,037)

Weighted average remaining contractual life, in years	0.2	5.0	13.6	2.3	2.1	5.9
Future amortization expense of intangible assets for each of the years ending March 31 are as follows (in thousands):

2017	$441
2018	872
2019	744
2020	456
2021	456
Thereafter	3,405
$6,374

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
Other Assets
As of September 30 and March 31, 2016, other assets included the long-term portion of contract acquisition and pre-operating costs totaling $51.3 million and $55.1 million, respectively, related to the SAR contracts in the U.K. and a client contract in Norway, which are recoverable under the contract and will be expensed over the terms of the contracts.
Property and Equipment and Assets Held for Sale

During the three and six months ended September 30, 2016 and 2015, we made capital expenditures as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Number of aircraft delivered:
Medium	5	—	5	1
SAR aircraft	1	1	1	2
Total aircraft	6	1	6	3
Capital expenditures (in thousands):
Aircraft and related equipment (1)	$78,087	$70,691	$95,574	$111,153
Other	2,716	8,521	6,292	35,836
Total capital expenditures	$80,803	$79,212	$101,866	$146,989
_____________

(1)
During the three months ended September 30, 2016 and 2015, we spent $63.7 million and $36.0 million, respectively, and during the six months ended September 30, 2016 and 2015, we spent $66.8 million and $64.3 million, respectively, on progress payments for aircraft to be delivered in future periods.

The following table presents details on the aircraft sold or disposed of and impairments on assets held for sale during the three and six months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015

	(In thousands, except for number of aircraft)

Number of aircraft sold or disposed of	—	4	6	13
Proceeds from sale or disposal of assets	$329	$6,806	$11,819	$16,107
Gain (loss) from sale or disposal of assets (1)	$(1,175)	$(1,838)	$(1,043)	$329

Number of aircraft impaired	6	10	13	11
Impairment charges on aircraft held for sale (1)	$1,011	$12,169	$11,160	$22,031
_____________

(1)	Included in gain (loss) on disposal of assets on our condensed consolidated statements of operations.
During the three months ended September 30, 2016 and 2015, we recorded accelerated depreciation of $1.3 million and $10.5 million on six and 21 aircraft, respectively, and during the six months ended September 30, 2016 and 2015, we recorded accelerated depreciation of $8.2 million and $19.3 million on 11 and 21 aircraft, respectively, as our management decided to exit these model types earlier than originally anticipated. We expect to record an additional $2.2 million in depreciation expense over the remainder of fiscal year 2017 relating to this change in fleet exit timing. As discussed in “— Loss on Impairment” above, during the three months ended September 30, 2015, we noted an overall reduction in expected operating results due to the downturn in the oil and gas market driven by reduced crude oil prices. The impact on our results was reflected in an increase in the number

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

of idle aircraft and reduction in forecasted results across our global oil and gas helicopter operations, and was reflected in reduced operating revenue for our business for the three months ended September 30, 2015, when excluding growth from the U.K. SAR contract and the addition of Airnorth. The reduction in demand for aircraft in the offshore energy market led to further impairment of older model aircraft classified in held for sale as of September 30, 2015.
In accordance with Accounting Standards Codification 360-10, we record impairment losses on property and equipment when events and circumstances indicate that an asset group might be impaired and the undiscounted cash flows estimated to be generated by those asset groups are less than the carrying amount of those asset groups. The weakening of the British pound sterling during the three months ended June 30, 2016 triggered a review of our property and equipment for potential impairment. Conditions during the three months ended September 30, 2016 remained consistent with the conditions that existed during the three months ended June 30, 2016. Subsequent to September 30, 2016, the British pound sterling weakened further. If these conditions persist or other operating results deteriorate, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write down our oil and gas related property and equipment.
Recent Accounting Pronouncements
We consider the applicability and impact of all accounting standard updates (“ASUs”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued accounting guidance on revenue recognition for revenue from contracts with customers. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance when it becomes effective. This new standard was effective for annual reporting periods beginning after December 15, 2016. However, in July 2015, the FASB approved the deferral of the effective date of the revenue recognition standard permitting public entities to apply the new revenue standard to annual reporting periods beginning after December 15, 2017. Early application is permitted, but not before the original effective date of December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating our customer contracts to determine the effect this standard will have on our financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
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
In March 2016, the FASB issued accounting guidance related to accounting for employee share-based payments. The amendments are intended to simplify several aspects of accounting for share-based payment award transactions including income tax consequences, classification of awards as either equity or liabilities and classification on the statements of cash flows. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and early adoption is permitted. We have not yet adopted this standard and are currently evaluating the effect this standard will have on our financial statements and related disclosures.
In October 2016, the FASB issued accounting guidance related to current and deferred income taxes for intra-entity transfer of assets other than inventory. This pronouncement requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and eliminates the exception for an intra-entity transfer of an asset other than inventory. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. We have not yet adopted this standard and are currently evaluating the effect this standard will have on our financial statements.
In October 2016, the FASB issued accounting guidance related to interest held through related parties that are under common control. The pronouncement affects reporting entities that are required to evaluate whether they should consolidate a variable interest entity in certain situations involving entities under common control. Specifically, the pronouncement changes the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The pronouncement is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, and early adoption is permitted. We have not yet adopted this standard and are currently evaluating the effect this standard will have on our financial statements.
Note 2 — VARIABLE INTEREST ENTITIES AND INVESTMENTS IN OTHER SIGNIFICANT AFFILIATES
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
As of September 30, 2016, we had interests in four VIEs of which we were the primary beneficiary, which are described below, and had no interests in VIEs of which we were not the primary beneficiary. See Note 3 to the fiscal year 2016 Financial Statements for a description of other investments in significant affiliates.
Bristow Aviation Holdings Limited — We own 49% of Bristow Aviation Holdings Limited’s (“Bristow Aviation”) common stock and a significant amount of its subordinated debt. Bristow Aviation is incorporated in England and holds all of the outstanding shares in Bristow Helicopters Limited (“Bristow Helicopters”). Bristow Aviation’s subsidiaries provide industrial aviation services to clients primarily in the U.K, Norway, Australia, Nigeria and Trinidad and fixed wing services primarily in the U.K. and Australia. Bristow Aviation is organized with three different classes of ordinary shares having disproportionate voting rights. The Company, Caledonia Investments plc (“Caledonia”) and a European Union investor (the “E.U. Investor”) own 49%, 46% and 5%, respectively, of Bristow Aviation’s total outstanding ordinary shares, although Caledonia has voting control over the E.U. Investor’s shares.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In addition to our ownership of 49% of Bristow Aviation’s outstanding ordinary shares, in May 2004, we acquired eight million shares of deferred stock, essentially a subordinated class of stock with no voting rights, from Bristow Aviation for £1 per share ($14.4 million in total). We also have £91.0 million ($118.2 million) principal amount of subordinated unsecured loan stock (debt) of Bristow Aviation bearing interest at an annual rate of 13.5% and payable semi-annually. Payment of interest on such debt has been deferred since its incurrence in 1996. Deferred interest accrues at an annual rate of 13.5% and aggregated $1.8 billion as of September 30, 2016.
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
Furthermore, the call option provides a mechanism whereby the economic risk for the other investors is limited should the financial condition of Bristow Aviation deteriorate. The call option price is the nominal value of the ordinary shares held by the noncontrolling shareholders (£1.0 million as of September 30, 2016) plus an annual guaranteed rate of return less any prepayments of such call option price and any dividends paid on the shares concerned. We can elect to pre-pay the guaranteed return element of the call option price wholly or in part without exercising the call option. No dividends have been paid by Bristow Aviation. We have accrued the annual return due to the other shareholders at a rate of sterling LIBOR plus 3% (prior to May 2004, the rate was fixed at 12%) by recognizing noncontrolling interest expense on our condensed consolidated statements of operations, with a corresponding increase in noncontrolling interests on our condensed consolidated balance sheets. Prepayments of the guaranteed return element of the call option are reflected as a reduction in noncontrolling interests on our condensed consolidated balance sheets. The other investors have an option to put their shares in Bristow Aviation to us. The put option price is calculated in the same way as the call option price except that the guaranteed rate for the period to April 2004 was 10% per annum. If the put option is exercised, any pre-payments of the call option price are set off against the put option price.

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

	September 30, 2016	March 31, 2016
Assets
Cash and cash equivalents	$99,651	$62,773
Accounts receivable	585,968	565,223
Inventories	91,371	102,738
Prepaid expenses and other current assets	60,718	53,776
Total current assets	837,708	784,510
Investment in unconsolidated affiliates	3,862	4,676
Property and equipment, net	227,078	251,494
Goodwill	28,922	29,990
Other assets	75,369	82,443
Total assets	$1,172,939	$1,153,113
Liabilities
Accounts payable	$638,959	$521,563
Accrued liabilities	142,315	141,977
Accrued interest	1,830,005	1,698,360
Current maturities of long-term debt	12,595	10,322
Total current liabilities	2,623,874	2,372,222
Long-term debt, less current maturities	138,479	155,222
Accrued pension liabilities	55,036	70,107
Other liabilities and deferred credits	4,327	7,928
Deferred taxes	8,753	20,330
Redeemable noncontrolling interest	13,175	15,473
Total liabilities	$2,843,644	$2,641,282

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Revenue	$310,325	$377,362	$628,779	$764,133
Operating loss	(20,773)	(9,829)	(40,516)	(27,573)
Net loss	(80,794)	(78,938)	(169,337)	(143,715)
Bristow Helicopters Nigeria Ltd. — Bristow Helicopters Nigeria Ltd. (“BHNL”) is a joint venture in Nigeria in which Bristow Helicopters owned a 48% interest, a Nigerian company owned 100% by Nigerian employees owned a 50% interest and an employee trust fund owned the remaining 2% interest as of September 30, 2016. BHNL provides industrial aviation services to clients in Nigeria.
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
Note 3 — DEBT
Debt as of September 30 and March 31, 2016 consisted of the following (in thousands):

	September 30, 2016	March 31, 2016
6¼% Senior Notes due 2022	$401,535	$401,535
Term Loan	321,720	335,665
Term Loan Credit Facility	200,000	200,000
Revolving Credit Facility	233,450	144,000
Airnorth debt	18,284	19,652
Eastern Airways debt	14,947	15,643
Other debt	40,521	24,394
Unamortized debt issuance costs	(8,911)	(8,917)
Total debt	1,221,546	1,131,972
Less short-term borrowings and current maturities of long-term debt	(81,510)	(60,394)
Total long-term debt	$1,140,036	$1,071,578
Term Loan and Revolving Credit Facility — On September 16, 2016, we entered into a ninth amendment (the “Ninth Amendment”) to our amended and restated revolving credit and term loan agreement (the “Amended and Restated Credit Agreement”), which includes a $400 million revolving credit facility with a subfacility of $30 million for letters of credit (the “Revolving Credit Facility”) and a five-year, $350 million term loan (the “Term Loan”, and together with the Revolving Credit Facility, the “Credit Facilities”) that changed the definition of a change in control.
On May 23, 2016, we entered into an eighth amendment (the “Eighth Amendment”) to the Amended and Restated Credit Agreement that, among other things, (a) replaced the maximum leverage ratio requirement with a maximum senior secured leverage ratio defined as the ratio of the sum of senior secured debt and the present value of obligations under operating leases to consolidated EBITDA for the most recent four consecutive fiscal quarters, which ratio may not be greater than 4.25:1.00 for each fiscal quarter ending during the period from March 31, 2016 through September 30, 2017 and 4.00:1.00 for each fiscal quarter ending thereafter, (b) replaced the interest coverage ratio requirement with a minimum current ratio, defined as the ratio of the sum of consolidated current assets minus the book value of aircraft held for sale plus the unused amount of aggregate revolving commitments less $25 million to consolidated current liabilities, which may not be not less than 1.00:1.00 as of the last day of each fiscal quarter, (c) allows for the issuance of certain additional indebtedness when the leverage ratio exceeds 4.75:1.00, including (i) unsecured, subordinated or convertible indebtedness to refinance outstanding term loans under the Amended and Restated Credit Agreement and our senior secured term loan agreement (the “Term Loan Credit Agreement”), (ii) additional unsecured, subordinated or convertible indebtedness of up to $100 million in principal amount, (iii) equipment financings, including, without limitation, aircraft sale and leaseback transactions, and (iv) financings of U.K. bases with respect to helicopter SAR services and (d) limits cash dividends on our common stock to $0.07 per share per quarter. In addition, in connection with the Eighth Amendment and the first amendment to the Term Loan Credit Agreement described below, certain of our U.S. subsidiaries have granted liens on certain of their aircraft to secure our obligations under the Amended and Restated Credit Agreement and the Term Loan Credit

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Agreement on a pari passu secured basis in favor of the lenders under each such agreement. Also as part of the Eighth Amendment, the applicable margin for borrowings under the Credit Facilities will range from 0.50% to 3.50% depending on whether the Base Rate or LIBOR was used and based on our leverage ratio pricing grid.
During the six months ended September 30, 2016, we had borrowings of $191.5 million and made payments of $102.1 million under the Revolving Credit Facility. Additionally, we paid $14.0 million to reduce our borrowings under the Term Loan. As of September 30, 2016, we had $0.6 million in letters of credit outstanding under the Revolving Credit Facility.
Term Loan Credit Facility — On September 16, 2016, we entered into a second amendment to the Term Loan Credit Agreement that incorporates, as applicable, the provisions of the Ninth Amendment described above. On May 23, 2016, we entered into the first amendment to the Term Loan Credit Agreement that, among other things, incorporates, as applicable, the provisions of the Eighth Amendment described above.
Other Debt — Other debt includes borrowings for aircraft purchase payments totaling $24.8 million with interest rates ranging from 2.5% to 3.5% in December 2016 and January 2017 and amounts payable relating to the third year earn-out payment for our investment in Cougar Helicopters Inc. (“Cougar”) totaling $15.7 million due in April 2017.
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
The following table summarizes the assets as of September 30, 2016, valued at fair value on a non-recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2016	Total Loss for the Three Months Ended September 30, 2016	Total Loss for the Six Months Ended September 30, 2016
Inventories	$—	$56,355	$—	$56,355	$(7,572)	$(7,572)
Assets held for sale	—	40,338	—	40,338	(1,011)	(11,160)
Total assets	$—	$96,693	$—	$96,693	$(8,583)	$(18,732)

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
The fair value of assets held for sale using Level 2 inputs is determined through evaluation of expected sales proceeds for aircraft. This analysis includes estimates based on historical experience with sales, recent transactions involving similar assets, quoted market prices for similar assets and condition and location of aircraft to be sold or otherwise disposed of. The loss for the three and six months ended September 30, 2016 related to six and 13 aircraft held for sale, respectively, and the loss for the three and six months ended September 30, 2015 related to 10 and 11 aircraft held for sale, respectively.
The fair value of goodwill is estimated using a variety of valuation methods, including the income and market approaches. These estimates of fair value include unobservable inputs, representative of Level 3 fair value measurement, including assumptions related to future performance, such as projected demand for our services and rates. For further details on our goodwill, see Note 1.
Recurring Fair Value Measurements
The following table summarizes the financial instruments we had as of September 30, 2016, valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2016	Balance Sheet Classification
Rabbi Trust investments	$3,190	$—	$—	$3,190	Other assets
Total assets	$3,190	$—	$—	$3,190

Contingent consideration: (1)
Current	$—	$—	$7,352	$7,352	Contingent consideration
Total liabilities	$—	$—	$7,352	$7,352
______________

(1)	Relates to the acquisition of Airnorth totaling $7.4 million. For further details on Airnorth, see Note 2 to the fiscal year 2016 Financial Statements.

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
______________

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
The following table provides a rollforward of the contingent consideration liability Level 3 fair value measurements during the six months ended September 30, 2016 (in thousands):

Significant Unobservable Inputs (Level 3)
Balance as of March 31, 2016	$32,591
Change in fair value of contingent consideration	761
Payment of Cougar third year earn-out	(10,000)
Reclass of remaining Cougar third year earn-out to short-term borrowings and other accrued liabilities	(16,000)
Balance as of September 30, 2016	$7,352
We assess the estimated fair value of the contractual obligation to pay the contingent consideration on a quarterly basis and any changes in estimated fair value are recorded as accretion expense included in depreciation and amortization on our condensed consolidated statements of operations. Fluctuations in the fair value of contingent consideration are impacted by two unobservable inputs, management’s estimate of the probability of Cougar or Airnorth achieving certain agreed performance targets and the estimated discount rate. As of September 30 and March 31, 2016, the discount rate approximated 4% for the contingent consideration related to Cougar and 2% for the contingent consideration related to Airnorth.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Fair Value of Debt
The fair value of our debt has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on quoted market prices. The carrying and fair value of our long-term debt, including the current portion and excluding unamortized debt issuance costs, are as follows (in thousands):

	September 30, 2016		March 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
6¼% Senior Notes	$401,535	$294,124	$401,535	$277,059
Term Loan	321,720	321,720	335,665	335,665
Term Loan Credit Facility	200,000	200,000	200,000	200,000
Revolving Credit Facility	233,450	233,450	144,000	144,000
Airnorth debt	18,284	18,284	19,652	19,652
Eastern Airways debt	14,947	14,947	15,643	15,643
Other debt	40,521	40,521	24,394	24,394
	$1,230,457	$1,123,046	$1,140,889	$1,016,413
Other
The fair values of our cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of these items.
Note 5 — COMMITMENTS AND CONTINGENCIES
Aircraft Purchase Contracts — As shown in the table below, we expect to make additional capital expenditures over the next five fiscal years to purchase additional aircraft. As of September 30, 2016, we had 35 aircraft on order and options to acquire an additional six aircraft. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order will provide incremental fleet capacity in terms of revenue and operating income.

	Six Months Ending March 31, 2017	Fiscal Year Ending March 31,
		2018	2019	2020	2021 and thereafter(1)	Total
Commitments as of September 30, 2016: (2)
Number of aircraft:
Medium	—	5	—	—	—	5
Large	—	—	5	4	14	23
U.K. SAR	3	4	—	—	—	7
	3	9	5	4	14	35
Related expenditures (in thousands) (3)
Medium and large	$4,598	$2,263	$92,734	$72,133	$194,625	$366,353
U.K. SAR	4,633	58,208	—	—	—	62,841
	$9,231	$60,471	$92,734	$72,133	$194,625	$429,194
Options as of September 30, 2016:
Number of aircraft:
Medium	—	2	—	—	—	2
Large	—	2	2	—	—	4
	—	4	2	—	—	6

Related expenditures (in thousands)(3)	$5,429	$64,806	$30,410	$—	$—	$100,645
_____________

(1)
Includes $83.7 million for five aircraft orders that can be cancelled prior to delivery dates. During the three months ended September 30, 2016, we made non-refundable deposits of $4.5 million related to these aircraft.

(2)	Signed client contracts are currently in place that will utilize seven of these U.K. SAR aircraft.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(3)	Includes progress payments on aircraft scheduled to be delivered in future periods.
The following chart presents an analysis of our aircraft orders and options during fiscal year 2017:

	Three Months Ended
	September 30, 2016		June 30, 2016
	Orders	Options	Orders	Options
Beginning of period	36	10	36	14
Aircraft delivered	(6)	—	—	—
Aircraft ordered	5	—	—	—
Expired options	—	(4)	—	(4)
End of period	35	6	36	10
We periodically purchase aircraft for which we have no orders.
Operating Leases — We have non-cancelable operating leases in connection with the lease of certain equipment, land and facilities, including leases for aircraft. Rental expense incurred under all operating leases was $51.9 million and $54.4 million for the three months ended September 30, 2016 and 2015, respectively, and $103.2 million and $108.3 million for the six months ended September 30, 2016 and 2015, respectively. Rental expense incurred under operating leases for aircraft was $46.1 million and $47.3 million for the three months ended September 30, 2016 and 2015, respectively, and $90.8 million and $93.9 million for the six months ended September 30, 2016 and 2015, respectively.
The aircraft leases range from base terms of up to 180 months with renewal options of up to 240 months in some cases, include purchase options upon expiration and some include early purchase options. The leases contain terms customary in transactions of this type, including provisions that allow the lessor to repossess the aircraft and require us to pay a stipulated amount if we default on our obligations under the agreements. The following is a summary of the terms related to aircraft leased under operating leases with original or remaining terms in excess of one year as of September 30, 2016:

End of Lease Term	Number of Aircraft
Six months ending March 31, 2017 to fiscal year 2018	19
Fiscal year 2019 to fiscal year 2021	56
Fiscal year 2022 to fiscal year 2025	16
91

Employee Agreements — Approximately 57% of our employees are represented by collective bargaining agreements and/or unions with 76% of these employees being represented by collective bargaining agreements and/or unions that have expired or will expire in one year. These agreements generally include annual escalations of up to 4%. Periodically, certain groups of our employees who are not covered by a collective bargaining agreement consider entering into such an agreement. We also have employment agreements with members of senior management.

Separation Programs — In March 2015 and May 2016, we offered voluntary separation programs (“VSPs”) to certain employees as part of our ongoing efforts to improve efficiencies and reduce costs. Additionally, beginning in March 2015, we initiated involuntary separation programs (“ISPs”) in certain regions. The expense related to the VSPs and ISPs for the three and six months ended September 30, 2016 and 2015 is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
VSP:
Direct cost	$590	$886	$1,445	$6,677
General and administrative	—	—	23	597
Total	$590	$886	$1,468	$7,274

ISP:
Direct cost	$4,398	$2,045	$4,896	$2,561
General and administrative	4,565	2,769	8,595	3,856
Total	$8,963	$4,814	$13,491	$6,417

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

On April 18, 2016, Mr. Jeremy Akel departed the Company as Senior Vice President and Chief Operating Officer. Mr. Akel and the Company have entered into a Separation Agreement and Release in Full, dated June 7, 2016 to specify the terms of his departure from the Company, pursuant to which he will receive benefits generally consistent with the termination without cause terms set forth in the Bristow Group Inc. Management Severance Benefits Plan for U.S. Employees effective June 4, 2014 and the Amended and Restated Severance Benefits Agreement between Mr. Akel and the Company dated April 20, 2012. Additionally, on July 1, 2016, Ms. Hilary Ware departed the Company as Senior Vice President and Chief Administration Officer. Ms. Ware and the Company have entered into a Separation Agreement and Release in Full, dated July 14, 2016 to specify the terms of her departure from the Company, pursuant to which she will receive benefits generally consistent with the termination without cause terms set forth in the Bristow Group Inc. Management Severance Benefits Plan for U.S. Employees effective June 4, 2014 and the Amended and Restated Severance Benefits Agreement between Ms. Ware and the Company dated November 4, 2010. We recognized compensation expense related to the departure of Mr. Akel during the three months ended June 30, 2016 and Ms. Ware during the three months ended September 30, 2016 included in the amounts above.
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
Other Purchase Obligations — As of September 30, 2016, we had $297.8 million of other purchase obligations representing unfilled purchase orders for aircraft parts, commitments associated with upgrading facilities at our bases and non-cancelable power-by-the-hour maintenance commitments.
Other Matters — Although infrequent, aircraft accidents have occurred in the past, and the related losses and liability claims have been covered by insurance subject to deductible, self-insured retention and loss sensitive factors.
As previously reported, on April 29, 2016, another helicopter company’s Airbus Helicopters EC225LP (also known as a H225) model helicopter crashed near Turøy outside of Bergen, Norway. The aircraft was carrying eleven passengers and two crew members at the time of the accident. Thirteen fatalities were reported. The cause of the accident is not yet known and is under investigation by authorities in Norway.
Prior to the accident, we operated a total of 27 H225 model aircraft (including 16 owned and 11 leased) worldwide as follows:
•Five H225 model aircraft registered in Norway;
•Thirteen H225 model aircraft registered in the United Kingdom; and
•Nine H225 model aircraft registered in Australia.
On June 2, 2016, the European Aviation Safety Agency (“EASA”) issued an emergency airworthiness directive, which was subsequently amended on June 3, 2016 and June 9, 2016 (collectively, the “June EASA Airworthiness Directive”), prohibiting flight of Airbus Helicopters EC225LP and AS332L2 model aircraft. The June EASA Airworthiness Directive by its terms did not apply to military, customs, police, search and rescue, firefighting, coastguard or similar activities or services as those types of services are governed by the member states of EASA directly.
On October 7, 2016, EASA issued a new airworthiness directive effective October 13, 2016 (the “October EASA Airworthiness Directive”) that expressly supersedes the June EASA Airworthiness Directive and details the mandatory actions necessary to permit a return to service of the Airbus Helicopters EC225LP and AS332L2 model aircraft. In response to the October EASA Airworthiness Directive, the U.K. Civil Aviation Authority (“UK CAA”) immediately issued a statement (the “UK CAA Statement”) confirming that its existing restriction that was evidenced through its safety directive issued in June 2016, prohibiting all commercial flying of these model aircraft, remains in effect until further notice. The safety directive issued in June 2016 by the Norway Civil Aviation Agency (“NCAA”) prohibiting commercial operation of the EC225LP and AS332L2 model aircraft in Norway remains in effect as well. The UK CAA Statement also stated that the UK CAA and NCAA are awaiting further information from the accident investigation before considering any future action.
In light of the October EASA Airworthiness Directive and UK CAA Statement, we are working with local regulators, Airbus, HeliOffshore and our clients to carefully evaluate our next steps for the H225 model aircraft in both our oil and gas and SAR

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

operations in Norway, the United Kingdom and Australia. We do not currently have any AS332L2 model aircraft in our fleet. Until we are confident that the H225 model aircraft can be operated safely, we will continue to suspend all operation of its H225 model aircraft, including for SAR and training.
Specifically, we will continue to not operate for commercial purposes our sole H225 model aircraft in Norway, our 13 H225 model aircraft in the United Kingdom or our six H225 model aircraft in Australia, or for search and rescue purposes, including training and missions, any of our other four H225 model aircraft in Norway or our other three H225 model aircraft in Australia.
Our other aircraft, including SAR, continue to operate globally. It is too early to determine whether the H225 accident that occurred in Norway in April 2016 will have a material impact on us as we are in the process of quantifying the impact and investigating potential claims against Airbus.
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
A loss contingency is reasonably possible if the contingency has a more than remote but less than probable chance of occurring. Although management believes that there is no clear requirement to pay amounts at this time and that positions exist suggesting that no further amounts are currently due, it is reasonably possible that a loss could occur for which we have estimated a maximum loss at September 30, 2016 to be approximately $5 million to $7 million.
We are a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.
Note 6 — TAXES
In accordance with GAAP, we estimate the full-year effective tax rate from continuing operations and apply this rate to our year-to-date income from continuing operations. In addition, we separately calculate the tax impact of unusual or infrequent items, if any. The tax impacts of such unusual or infrequent items are treated discretely in the quarter in which they occur. During the three months ended September 30, 2016 and 2015, our effective tax rate was 14.8% and 5.7%, respectively, and 9.5% and 0.3% for the six months ended September 30, 2016 and 2015, respectively. The effective tax rate for the three and six months ended September 30, 2016 was impacted by valuation allowances against future realization of foreign tax credits. Additionally, we continue to value against net operating losses in certain foreign jurisdictions.
The relationship between our provision for or benefit from income taxes and our pre-tax book income can vary significantly from period to period considering, among other factors, (a) the overall level of pre-tax book income, (b) changes in the blend of income that is taxed based on gross revenues or at high effective tax rates versus pre-tax book income or at low effective tax rates and (c) our geographical blend of pre-tax book income. Consequently, our income tax expense does not change proportionally with our pre-tax book income. Significant decreases in our pre-tax book income typically result in higher effective tax rates, while significant increases in pre-tax book income can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above. The increase in our effective tax rate excluding discrete items for the three and six months ended September 30, 2016 compared to the three and six months ended September 30, 2015 primarily related to an increase in the blend of earnings taxed in relatively high taxed jurisdictions versus low taxed jurisdictions. Additionally, we increased our valuation allowance by $2.5 million and $1.0 million for the three months ended September 30, 2016 and 2015, respectively, and $15.7 million and $3.0 million for the six months ended September 30, 2016 and 2015, respectively, which also increased our effective tax rate.
As of September 30, 2016, there were $0.7 million of unrecognized tax benefits, all of which would have an impact on our effective tax rate if recognized.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 7 — EMPLOYEE BENEFIT PLANS
Pension Plans
The following table provides a detail of the components of net periodic pension cost (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Service cost for benefits earned during the period	$1,794	$2,399	$3,754	$4,772
Interest cost on pension benefit obligation	4,377	5,226	9,158	10,396
Expected return on assets	(5,920)	(7,014)	(12,391)	(13,955)
Amortization of unrecognized losses	1,793	2,153	3,755	4,285
Net periodic pension cost	$2,044	$2,764	$4,276	$5,498
The current estimate of our cash contributions required for fiscal year 2017 for our pension plans to be paid in fiscal year 2017 is $17.8 million, of which $12.9 million was paid during the six months ended September 30, 2016.
Incentive Compensation
Stock–based awards are currently made under the Bristow Group Inc. 2007 Long-Term Incentive Plan (the “2007 Plan”). A maximum of 10,646,729 shares of common stock, par value $.01 per share (“Common Stock”), are reserved. Awards granted under the 2007 Plan may be in the form of stock options, stock appreciation rights, shares of restricted stock, other stock-based awards (payable in cash or Common Stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants. As of September 30, 2016, 4,231,748 shares remained available for grant under the 2007 Plan.
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
Total stock-based compensation expense, which includes stock options and restricted stock, totaled $2.0 million and $6.4 million for the three months ended September 30, 2016 and 2015, respectively, and $6.2 million and $10.4 million for the six months ended September 30, 2016 and 2015, respectively. Stock-based compensation expense has been allocated to our various regions.
During the six months ended September 30, 2016, we awarded 642,753 shares of restricted stock at an average grant date fair value of $10.21 per share. Also during the six months ended September 30, 2016, 1,024,168 stock options were granted. The following table shows the assumptions used to compute the stock-based compensation expense for stock options granted during the six months ended September 30, 2016:

Risk free interest rate	1.07%
Expected life (years)	5
Volatility	46.75%
Dividend yield	2.74%
Weighted average exercise price of options granted	$16.21 per option
Weighted average grant-date fair value of options granted	$2.16 per option
Performance cash awards vest and pay out in cash three years after the date of grant at varying levels depending on our performance in Total Shareholder Return against a peer group of companies. These awards were designed to tie a significant portion

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

of total compensation to performance. One of the effects of this type of compensation is that it requires liability accounting which can result in volatility in earnings. The liability recorded for these awards as of September 30 and March 31, 2016 was $9.6 million and $15.8 million, respectively, and represents an accrual based on the fair value of the awards on those dates. The decrease in the liability during the six months ended September 30, 2016 resulted from the payout in June 2016 of the awards granted in June 2013, partially offset by the value of the new awards granted in June 2016. Any changes in fair value of the awards in future quarters will increase or decrease the liability and impact results in those periods. The effect, either positive or negative, on future period earnings can vary based on factors including changes in our stock price or the stock prices of the peer group companies, as well as changes in other market and company-specific assumptions that are factored into the calculation of fair value of the performance cash awards.
Compensation related to the performance cash awards recorded as an expense of $3.6 million and a benefit of $1.6 million during the three months ended September 30, 2016 and 2015, respectively, and an expense of $2.5 million and $1.7 million during the six months ended September 30, 2016 and 2015, respectively.
Note 8 — DIVIDENDS, SHARE REPURCHASES, EARNINGS PER SHARE AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Dividends
On November 1, 2016, our board of directors approved a dividend of $0.07 per share of Common Stock, payable on December 15, 2016 to shareholders of record on December 1, 2016. See discussion of our dividends in Note 10 to our fiscal year 2016 Financial Statements. The declaration of future dividends is at the discretion of our board of directors and subject to our results of operations, financial condition, cash requirements and other factors and restrictions under applicable law and our debt instruments.
Share Repurchases
We did not repurchase any shares during the six months ended September 30, 2016 and 2015. As of October 31, 2016, we had $150.0 million of repurchase authority remaining that was authorized by our board of directors for share repurchases through November 4, 2016; however, covenants in our credit agreements restrict our ability to repurchase our Common Stock. For additional information on our repurchases of Common Stock, see “Share Repurchases” in Note 10 to the fiscal year 2016 Financial Statements.
Earnings per Share
Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per common share excludes options to purchase shares and restricted stock awards, which were outstanding during the period but were anti-dilutive, as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Options:
Outstanding	1,950,289	1,292,639	1,522,304	592,067
Weighted average exercise price	$30.07	$61.87	$36.23	$68.99
Restricted stock awards:
Outstanding	442,217	348,182	577,737	296,205
Weighted average price	$26.81	$49.79	$24.59	$49.22

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Net loss available to common stockholders (in thousands):
Loss available to common stockholders – basic	$(29,797)	$(42,329)	$(70,569)	$(51,887)
Interest expense on assumed conversion of 3% Convertible Senior Notes, net of tax (1)	—	—	—	—
Loss available to common stockholders – diluted	$(29,797)	$(42,329)	$(70,569)	$(51,887)
Shares:
Weighted average number of common shares outstanding – basic	35,070,047	34,921,891	35,012,014	34,876,010
Assumed conversion of 3% Convertible Senior Notes outstanding during the period (1)	—	—	—	—
Net effect of dilutive stock options and restricted stock awards based on the treasury stock method	—	—	—	—
Weighted average number of common shares outstanding – diluted	35,070,047	34,921,891	35,012,014	34,876,010

Basic loss per common share	$(0.85)	$(1.21)	$(2.02)	$(1.49)
Diluted loss per common share	$(0.85)	$(1.21)	$(2.02)	$(1.49)
_____________

(1)
Diluted earnings per common share for the three and six months ended September 30, 2015 excludes potentially dilutive shares determined pursuant to a specified formula initially issuable upon the conversion of our 3% Convertible Senior Notes. The 3% Convertible Senior Notes were convertible, under certain circumstances, using a net share settlement process, into a combination of cash and our Common Stock. As of September 30, 2015, we had repurchased the $115.0 million principal amount of our 3% Convertible Senior Notes. Prior to the purchase, upon conversion of a note, the holder would have received cash equal to the principal amount of the note and Common Stock to the extent of the note’s conversion value in excess of such principal amount. In addition, if at the time of conversion the applicable price of our Common Stock exceeded the base conversion price, holders would have received additional shares of our Common Stock per $1,000 principal amount of notes, as determined pursuant to a specified formula. Such shares did not impact our calculation of diluted earnings per share for the three and six months ended September 30, 2015 as our average stock price during these periods did not meet or exceed the conversion requirements.

Accumulated Other Comprehensive Income
The following table sets forth the changes in the balances of each component of accumulated other comprehensive income:

	Currency Translation Adjustments	Pension Liability Adjustments (1)	Total
Balance as of March 31, 2016	$(67,365)	$(222,454)	$(289,819)
Other comprehensive income before reclassification	(17,539)	—	(17,539)
Reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	(17,539)	—	(17,539)
Foreign exchange rate impact	(23,941)	23,941	—
Balance as of September 30, 2016	$(108,845)	$(198,513)	$(307,358)
_____________

(1)	Reclassification of amounts related to pension liability adjustments are included as a component of net periodic pension cost.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 9 — SEGMENT INFORMATION
We conduct our business in one segment: Industrial Aviation Services. The Industrial Aviation Services global operations are conducted primarily through four regions as follows: Europe Caspian, Africa, Americas and Asia Pacific. The Europe Caspian region comprises all our operations and affiliates in Europe and Central Asia, including Norway, the U.K. and Turkmenistan. The Africa region comprises all our operations and affiliates on the African continent, including Nigeria and Egypt. The Americas region comprises all our operations and affiliates in North America and South America, including Brazil, Canada, Trinidad and the U.S. Gulf of Mexico. The Asia Pacific region comprises all our operations and affiliates in Australia and Southeast Asia, including Malaysia and Sakhalin. Additionally, we operate a training unit, Bristow Academy, which is included in Corporate and other.
The following tables show region information for the three and six months ended September 30, 2016 and 2015 and as of September 30 and March 31, 2016, where applicable, reconciled to consolidated totals, and prepared on the same basis as our condensed consolidated financial statements (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Region gross revenue from external clients:
Europe Caspian	$191,834	$225,498	$386,658	$448,447
Africa	51,644	65,299	105,906	144,214
Americas	56,092	71,858	114,289	148,458
Asia Pacific	55,255	78,691	114,399	159,079
Corporate and other	2,642	5,565	5,613	13,709
Total region gross revenue	$357,467	$446,911	$726,865	$913,907
Intra-region gross revenue:
Europe Caspian	$1,891	$685	$4,030	$1,077
Africa	—	2	—	2
Americas	1,115	1,720	1,962	5,372
Asia Pacific	1	2	1	2
Corporate and other	34	661	279	1,444
Total intra-region gross revenue	$3,041	$3,070	$6,272	$7,897
Consolidated gross revenue reconciliation:
Europe Caspian	$193,725	$226,183	$390,688	$449,524
Africa	51,644	65,301	105,906	144,216
Americas	57,207	73,578	116,251	153,830
Asia Pacific	55,256	78,693	114,400	159,081
Corporate and other	2,676	6,226	5,892	15,153
Intra-region eliminations	(3,041)	(3,070)	(6,272)	(7,897)
Total consolidated gross revenue	$357,467	$446,911	$726,865	$913,907

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Earnings from unconsolidated affiliates, net of losses – equity method investments:
Europe Caspian	$65	$153	$116	$252
Americas	260	(15,513)	4,123	(9,316)
Corporate and other	(187)	—	(271)	—
Total earnings from unconsolidated affiliates, net of losses – equity method investments	$138	$(15,360)	$3,968	$(9,064)

Consolidated operating income (loss) reconciliation:
Europe Caspian	$5,741	$15,060	$18,771	$29,257
Africa	7,942	7,574	9,513	20,526
Americas	2,643	(9,046)	3,564	7,486
Asia Pacific	(9,575)	5,013	(15,468)	4,325
Corporate and other	(31,447)	(34,427)	(57,294)	(64,891)
Loss on disposal of assets	(2,186)	(14,007)	(12,203)	(21,702)
Total consolidated operating loss	$(26,882)	$(29,833)	$(53,117)	$(24,999)

Depreciation and amortization:
Europe Caspian	$11,220	$10,195	$22,409	$20,977
Africa	3,220	9,809	8,673	15,693
Americas	7,228	10,570	18,609	20,726
Asia Pacific	4,377	4,858	8,613	13,177
Corporate and other	2,547	1,955	4,982	3,960
Total depreciation and amortization (1)	$28,592	$37,387	$63,286	$74,533

	September 30, 2016	March 31, 2016
Identifiable assets:
Europe Caspian	$1,012,568	$1,067,647
Africa	391,821	304,081
Americas	852,090	884,455
Asia Pacific	402,109	426,677
Corporate and other	539,508	580,085
Total identifiable assets (2)	$3,198,096	$3,262,945

Investments in unconsolidated affiliates – equity method investments:
Europe Caspian	$156	$298
Americas	196,335	183,990
Corporate and other	3,706	4,378
Total investments in unconsolidated affiliates – equity method investments	$200,197	$188,666
_____________

(1)
Includes accelerated depreciation expense of $1.3 million during the three months ended September 30, 2016 related to aircraft where management made the decision to exit these model types earlier than originally anticipated in our Europe Caspian and Africa regions of $0.2 million and $1.1 million, respectively. Includes accelerated depreciation expense of $10.5 million during the three months ended September 30, 2015 related to aircraft where management made the decision to exit these model types earlier than originally anticipated in our Americas, Africa and Asia Pacific regions of $3.2 million, $6.5 million and $0.8 million, respectively. Includes accelerated depreciation expense of $8.2 million during the six months ended September 30, 2016 related to aircraft where management made the decision to exit these model types earlier than originally anticipated in our Europe Caspian, Americas and Africa regions of $0.4 million, $3.9 million and $3.9 million, respectively. Includes accelerated depreciation expense of $19.3 million during six months ended September 30, 2015 related to aircraft where management made the decision to exit these model types earlier than originally anticipated in our Americas, Africa and Asia Pacific regions of $6.1 million, $8.8 million and $4.4 million, respectively. For further details, see Note 1.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(2)
Includes $315.6 million and $307.4 million of construction in progress within property and equipment on our condensed consolidated balance sheets as of September 30 and March 31, 2016, respectively, which primarily represents progress payments on aircraft to be delivered in future periods.

Note 10 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
In connection with the issuance of the 6¼% Senior Notes and the 3% Convertible Senior Notes (which we repurchased during the six months ended September 30, 2015), certain of our U.S. subsidiaries (the “Guarantor Subsidiaries”) fully, unconditionally, jointly and severally guaranteed the payment obligations under these notes. As part of the Eighth Amendment to our Amended and Restated Credit Agreement, Bristow Academy, Inc. became a Guarantor Subsidiary. Therefore, Bristow Academy, Inc. is presented as a Guarantor Subsidiary for the three and six months ended September 30, 2016 and as of September 30, 2016 in the following supplemental condensed consolidating financial statements. The following supplemental financial information sets forth, on a consolidating basis, the balance sheet, statement of operations, comprehensive income and cash flow information for Bristow Group Inc. (“Parent Company Only”), for the Guarantor Subsidiaries and for our other subsidiaries (the “Non-Guarantor Subsidiaries”). We have not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2016

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue:
Gross revenue	$—	$42,543	$314,924	$—	$357,467
Intercompany revenue	—	24,323	—	(24,323)	—
	—	66,866	314,924	(24,323)	357,467
Operating expense:
Direct cost and reimbursable expense	(374)	47,858	247,422	—	294,906
Intercompany expenses	—	—	24,323	(24,323)	—
Depreciation and amortization	2,223	10,805	15,564	—	28,592
General and administrative	17,487	6,490	27,297	—	51,274
	19,336	65,153	314,606	(24,323)	374,772

Loss on impairment	—	(4,761)	(2,811)	—	(7,572)
Loss on disposal of assets	—	(1,348)	(838)	—	(2,186)
Earnings from unconsolidated affiliates, net of losses	(9,647)	—	138	9,690	181
Operating loss	(28,983)	(4,396)	(3,193)	9,690	(26,882)
Interest expense, net	(10,347)	(371)	(750)	—	(11,468)
Other income (expense), net	206	411	2,386	—	3,003

Loss before (provision) benefit for income taxes	(39,124)	(4,356)	(1,557)	9,690	(35,347)
Allocation of consolidated income taxes	9,339	(1,510)	(2,589)	—	5,240
Net loss	(29,785)	(5,866)	(4,146)	9,690	(30,107)
Net (income) loss attributable to noncontrolling interests	(12)	—	322	—	310
Net loss attributable to Bristow Group	$(29,797)	$(5,866)	$(3,824)	$9,690	$(29,797)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Operations
Six Months Ended September 30, 2016

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue:
Gross revenue	$—	$87,856	$639,009	$—	$726,865
Intercompany revenue	—	48,614	—	(48,614)	—
	—	136,470	639,009	(48,614)	726,865
Operating expense:
Direct cost and reimbursable expense	(631)	96,476	501,218	—	597,063
Intercompany expenses	—	—	48,614	(48,614)	—
Depreciation and amortization	4,316	27,786	31,184	—	63,286
General and administrative	37,746	13,080	53,043	—	103,869
	41,431	137,342	634,059	(48,614)	764,218

Loss on impairment	—	(4,761)	(2,811)	—	(7,572)
Loss on disposal of assets	—	(11,575)	(628)	—	(12,203)
Earnings from unconsolidated affiliates, net of losses	(22,423)	—	3,968	22,466	4,011
Operating income (loss)	(63,854)	(17,208)	5,479	22,466	(53,117)
Interest expense, net	(20,232)	(1,028)	(1,094)	—	(22,354)
Other income (expense), net	752	1,646	(5,584)	—	(3,186)
Income (loss) before provision for income taxes	(83,334)	(16,590)	(1,199)	22,466	(78,657)
Allocation of consolidated income taxes	12,792	(3,732)	(1,582)	—	7,478
Net loss	(70,542)	(20,322)	(2,781)	22,466	(71,179)
Net (income) loss attributable to noncontrolling interests	(27)	—	637	—	610
Net loss attributable to Bristow Group	$(70,569)	$(20,322)	$(2,144)	$22,466	$(70,569)

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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended September 30, 2016

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net loss	$(29,785)	$(5,866)	$(4,146)	$9,690	$(30,107)
Other comprehensive loss:
Currency translation adjustments	—	—	(9,558)	4,119	(5,439)
Total comprehensive loss	(29,785)	(5,866)	(13,704)	13,809	(35,546)

Net income attributable to noncontrolling interests	(12)	—	322	—	310
Currency translation adjustments attributable to noncontrolling interests	—	—	(523)	—	(523)
Total comprehensive income attributable to noncontrolling interests	(12)	—	(201)	—	(213)
Total comprehensive loss attributable to Bristow Group	$(29,797)	$(5,866)	$(13,905)	$13,809	$(35,759)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
Six Months Ended September 30, 2016

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net loss	$(70,542)	$(20,322)	$(2,781)	$22,466	$(71,179)
Other comprehensive income (loss):
Currency translation adjustments	—	—	208,234	(220,808)	(12,574)
Total comprehensive income (loss)	(70,542)	(20,322)	205,453	(198,342)	(83,753)

Net income attributable to noncontrolling interests	(27)	—	637	—	610
Currency translation adjustments attributable to noncontrolling interests	—	—	(4,965)	—	(4,965)
Total comprehensive income attributable to noncontrolling interests	(27)	—	(4,328)	—	(4,355)
Total comprehensive income (loss) attributable to Bristow Group	$(70,569)	$(20,322)	$201,125	$(198,342)	$(88,108)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended September 30, 2015

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net loss	$(47,118)	$(7,653)	$(64,902)	$73,993	$(45,680)
Other comprehensive loss:
Currency translation adjustments	(44,436)	—	58,709	(31,223)	(16,950)
Total comprehensive loss	(91,554)	(7,653)	(6,193)	42,770	(62,630)

Net income attributable to noncontrolling interests	(14)	—	(1,438)	—	(1,452)
Currency translation adjustments attributable to noncontrolling interests	—	—	(1,535)	—	(1,535)
Total comprehensive income attributable to noncontrolling interests	(14)	—	(2,973)	—	(2,987)
Total comprehensive loss attributable to Bristow Group	(91,568)	(7,653)	(9,166)	42,770	(65,617)
Accretion of redeemable noncontrolling interests	—	—	4,803	—	4,803
Total comprehensive loss attributable to common stockholders	$(91,568)	$(7,653)	$(4,363)	$42,770	$(60,814)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
Six Months Ended September 30, 2015

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net loss	$(50,361)	$(6,521)	$(79,854)	$89,427	$(47,309)
Other comprehensive income (loss):
Currency translation adjustments	(6,871)	—	40,303	(37,774)	(4,342)
Total comprehensive loss	(57,232)	(6,521)	(39,551)	51,653	(51,651)

Net income attributable to noncontrolling interests	(28)	—	(3,052)	—	(3,080)
Currency translation adjustments attributable to noncontrolling interests	—	—	571	—	571
Total comprehensive income attributable to noncontrolling interests	(28)	—	(2,481)	—	(2,509)
Total comprehensive loss attributable to Bristow Group	(57,260)	(6,521)	(42,032)	51,653	(54,160)
Accretion of redeemable noncontrolling interests	—	—	(1,498)	—	(1,498)
Total comprehensive loss attributable to common stockholders	$(57,260)	$(6,521)	$(43,530)	$51,653	$(55,658)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Balance Sheet
As of September 30, 2016

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,012	$100,287	$(631)	$100,668
Accounts receivable	528,561	482,433	390,380	(1,194,018)	207,356
Inventories	—	35,603	91,370	—	126,973
Assets held for sale	—	28,034	12,304	—	40,338
Prepaid expenses and other current assets	3,105	(2,133)	49,538	—	50,510
Total current assets	531,666	544,949	643,879	(1,194,649)	525,845
Intercompany investment	2,507,155	104,435	131,200	(2,742,790)	—
Investment in unconsolidated affiliates	—	—	206,483	—	206,483
Intercompany notes receivable	145,696	13,786	3,600	(163,082)	—
Property and equipment—at cost:
Land and buildings	4,806	63,932	168,544	—	237,282
Aircraft and equipment	148,739	1,115,785	1,350,061	—	2,614,585
	153,545	1,179,717	1,518,605	—	2,851,867
Less: Accumulated depreciation and amortization	(26,927)	(245,141)	(288,887)	—	(560,955)
	126,618	934,576	1,229,718	—	2,290,912
Goodwill	—	—	28,922	—	28,922
Other assets	40,646	638	104,650	—	145,934
Total assets	$3,351,781	$1,598,384	$2,348,452	$(4,100,521)	$3,198,096

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$245,309	$592,996	$394,685	$(1,122,340)	$110,650
Accrued liabilities	25,739	28,805	159,849	(15,418)	198,975
Current deferred taxes	(1,422)	2,281	(163)	—	696
Short-term borrowings and current maturities of long-term debt	28,412	—	53,098	—	81,510
Contingent consideration	—	—	7,352	—	7,352
Total current liabilities	298,038	624,082	614,821	(1,137,758)	399,183
Long-term debt, less current maturities	1,119,766	—	20,270	—	1,140,036
Intercompany notes payable	—	97,129	124,282	(221,411)	—
Accrued pension liabilities	—	—	55,036	—	55,036
Other liabilities and deferred credits	9,452	6,371	9,314	—	25,137
Deferred taxes	128,766	5,278	15,284	—	149,328
Redeemable noncontrolling interest	—	—	13,175	—	13,175
Stockholders’ investment:
Common stock	378	20,028	115,317	(135,345)	378
Additional paid-in-capital	803,801	29,387	284,048	(313,435)	803,801
Retained earnings	1,096,794	816,109	824,282	(1,640,391)	1,096,794
Accumulated other comprehensive loss	78,306	—	266,517	(652,181)	(307,358)
Treasury shares	(184,796)	—	—	—	(184,796)
Total Bristow Group stockholders’ investment	1,794,483	865,524	1,490,164	(2,741,352)	1,408,819
Noncontrolling interests	1,276	—	6,106	—	7,382
Total stockholders’ investment	1,795,759	865,524	1,496,270	(2,741,352)	1,416,201
Total liabilities, redeemable noncontrolling interests and stockholders’ investment	$3,351,781	$1,598,384	$2,348,452	$(4,100,521)	$3,198,096

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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Cash Flows
Six Months Ended September 30, 2016

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash provided by (used in) operating activities	$(36,618)	$56,788	$8,499	$(631)	$28,038
Cash flows from investing activities:
Capital expenditures	(11,958)	(20,411)	(69,497)	—	(101,866)
Proceeds from asset dispositions	—	10,374	1,445	—	11,819
Net cash used in investing activities	(11,958)	(10,037)	(68,052)	—	(90,047)
Cash flows from financing activities:
Proceeds from borrowings	191,501	—	4,453	—	195,954
Debt issuance costs	(2,925)	—	—	—	(2,925)
Repayment of debt	(116,051)	—	(4,915)	—	(120,966)
Dividends paid	(4,554)	4	(360)	—	(4,910)
Increases (decreases) in cash related to intercompany advances and debt	(54,611)	(49,136)	103,747	—	—
Partial prepayment of put/call obligation	(25)	—	—	—	(25)
Payment of contingent consideration	—	—	(10,000)	—	(10,000)
Net cash provided by (used in) financing activities	13,335	(49,132)	92,925	—	57,128
Effect of exchange rate changes on cash and cash equivalents	—	—	1,239	—	1,239
Net increase (decrease) in cash and cash equivalents	(35,241)	(2,381)	34,611	(631)	(3,642)
Cash and cash equivalents at beginning of period	35,241	3,393	65,676	—	104,310
Cash and cash equivalents at end of period	$—	$1,012	$100,287	$(631)	$100,668

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
We have reviewed the accompanying condensed consolidated balance sheets of Bristow Group Inc. and subsidiaries as of September 30, 2016, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three and six month periods ended September 30, 2016 and 2015, the condensed consolidated statements of cash flows for the six month periods ended September 30, 2016 and 2015, and the condensed consolidated statement of changes in equity and redeemable noncontrolling interests for the six month period ended September 30, 2016. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Bristow Group Inc. and subsidiaries as of March 31, 2016, and the related consolidated statements of income, comprehensive income (loss), cash flows and stockholders’ investment for the year then ended (not presented herein); and in our report dated May 27, 2016 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2016 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
Houston, Texas
November 3, 2016

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (the “fiscal year 2016 Annual Report”) and the MD&A contained therein. In the discussion that follows, the terms “Current Quarter” and “Comparable Quarter” refer to the three months ended September 30, 2016 and 2015, respectively, and the terms “Current Period” and “Comparable Period” refer to the six months ended September 30, 2016 and 2015, respectively. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ending March 31, 2017 is referred to as “fiscal year 2017”.
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
•fluctuations in levels of oil and natural gas exploration, development and production activities;
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
•the possibility that we or our suppliers may be unable to deliver new aircraft on time or on budget;
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
General
We are the leading global industrial aviation services provider based on the number of aircraft operated and one of two helicopter service providers to the offshore energy industry with global operations. We have a long history in industrial aviation services through Bristow Helicopters Ltd. (“Bristow Helicopters”) and Offshore Logistics, Inc., which were founded in 1955 and 1969, respectively. We have major transportation operations in the North Sea, Nigeria and the U.S. Gulf of Mexico, and in most of the other major offshore energy producing regions of the world, including Australia, Brazil, Canada, Russia and Trinidad. We provide private sector SAR services in Australia, Canada, Nigeria, Norway, Russia, Trinidad and the United States. We provide public sector SAR services in the U.K. on behalf of the Maritime & Coastguard Agency. We also provide regional fixed wing and charter services in the U.K., Nigeria and Australia through our consolidated affiliates, Eastern Airways International Limited (“Eastern Airways”) and Capiteq Limited, operating under the name Airnorth, respectively. These operations support our primary industrial aviation services operations in those markets, creating a more integrated logistics solution for our clients.
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
During the Current Period, we generated approximately 70% of our consolidated operating revenue from external clients from oil and gas operations, approximately 14% from SAR and approximately 15% from fixed wing services that support our global helicopter operations.
We conduct our business in one segment: Industrial Aviation Services. The Industrial Aviation Services segment operations are conducted primarily through four regions:

•	Europe Caspian,

•	Africa,

•	Americas, and

•	Asia Pacific.
We primarily provide industrial aviation services to a broad base of major integrated, national and independent offshore energy companies. Our clients charter our helicopters primarily to transport personnel between onshore bases and offshore production platforms, drilling rigs and other installations. To a lesser extent, our clients also charter our helicopters to transport time-sensitive equipment to these offshore locations. These clients’ operating expenditures in the production sector are the principal source of our revenue, while their exploration and development capital expenditures provide a lesser portion of our revenue. The clients for SAR services include both the oil and gas industry, where our revenue is primarily dependent on our clients’ operating expenditures, and governmental agencies, where our revenue is dependent on a country’s desire to privatize SAR and enter into long-term contracts. In addition to our primary Industrial Aviation Services operations, we also operate a training unit, Bristow Academy. As of September 30, 2016, we operated 345 aircraft (including 230 owned aircraft and 115 leased aircraft; 27 of the owned aircraft are held for sale) and our unconsolidated affiliates operated 113 aircraft in addition to those aircraft leased from us.

The chart below presents (1) the number of aircraft in our fleet and their distribution among the regions of our Industrial Aviation Services segment as of September 30, 2016; (2) the number of helicopters which we had on order or under option as of September 30, 2016; and (3) the percentage of operating revenue which each of our regions provided during the Current Period. For additional information regarding our commitments and options to acquire aircraft, see Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Percentage of Current Period Operating Revenue	Aircraft in Consolidated Fleet
		Helicopters				Fixed Wing (1)		Unconsolidated Affiliates (4)
		Small	Medium	Large	Training		Total (2)(3)		Total
Europe Caspian	54%	—	14	74	—	30	118	—	118
Africa	15%	14	30	5	—	4	53	45	98
Americas	17%	15	45	17	—	—	77	68	145
Asia Pacific	14%	2	9	23	—	14	48	—	48
Corporate and other	—%	—	—	—	49	—	49	—	49
Total	100%	31	98	119	49	48	345	113	458
Aircraft not currently in fleet: (5)
On order (6)		—	5	30	—	—	35
Under option		—	2	4	—	—	6
____________

(1)
Includes 32 fixed wing aircraft operated by Eastern Airways which are included in the Europe Caspian and Africa regions and 14 fixed wing aircraft operated by Airnorth which are included in the Asia Pacific region.

(2)	Includes 27 aircraft held for sale and 115 leased aircraft as follows:

	Held for Sale Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Training	Fixed Wing	Total
Europe Caspian	—	1	—	—	—	1
Africa	5	7	—	—	—	12
Americas	1	8	—	—	—	9
Asia Pacific	—	—	—	—	1	1
Corporate and other	—	—	—	4	—	4
Total	6	16	—	4	1	27

	Leased Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Training	Fixed Wing	Total
Europe Caspian	—	5	39	—	12	56
Africa	—	—	2	—	2	4
Americas	1	14	5	—	—	20
Asia Pacific	2	2	9	—	4	17
Corporate and other	—	—	—	18	—	18
Total	3	21	55	18	18	115

(3)	The average age of our commercial helicopter fleet, which excludes training aircraft, was approximately nine years as of September 30, 2016.

(4)
The 113 aircraft operated by our unconsolidated affiliates do not include those aircraft leased from us. Includes 44 helicopters (primarily medium) and 24 fixed wing aircraft owned and managed by Líder Táxi Aéreo S.A. (“Líder”), our unconsolidated affiliate in Brazil, which is included in the Americas region.

(5)	This table does not reflect aircraft which our unconsolidated affiliates may have on order or under option.

(6)	Includes $83.7 million for five aircraft orders that can be cancelled prior to delivery dates. During the Current Quarter, we made non-refundable deposits of $4.5 million related to these aircraft.

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

	Current Period (1)	Fiscal Year Ended March 31,
		2016	2015	2014	2013	2012
LACE	166	162	166	158	158	149
LACE Rate (in millions)	$7.28	$8.85	$9.33	$9.34	$8.35	$7.89
____________
(1) LACE rate is annualized.
The following table presents the distribution of LACE helicopters owned and leased, and the percentage of LACE leased as of September 30, 2016. The percentage of LACE leased is calculated by taking the total LACE for leased commercial helicopters divided by the total LACE for all commercial helicopters we operate, including both owned and leased.

	LACE
	Owned Aircraft	Leased Aircraft	Percentage of LACE leased
Europe Caspian	39	42	52%
Africa	17	2	11%
Americas	27	12	31%
Asia Pacific	18	11	38%
Total	100	66	40%

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

Capital Allocation Strategy
Our capital allocation strategy is based on three principles as follows:

Principle: Prudent Balance Sheet Management
Principle: Highest Return using BVA
Principle: Balanced Shareholder Return
Liquidity Adequate?
No
Create/Build Liquidity
Yes
Capital Structure Targets Achieved?
No
Reduce Leverage
Yes
Invest in Growth Opportunities
Are returns above capital charge?
Yes
Organic Growth/ Acquisitions
No
Withdraw Capital
Capital Appreciation
Return Capital to Shareholders
Growing Quarterly Dividend
Other forms of capital returns

•
Prudent balance sheet management. Throughout our corporate and regional management, we proactively manage our capital allocation plan with a focus on achieving business growth and improving rates of return, within the dictates of prudent balance sheet management. In addition to cash flow generated from operations, we intend to maintain adequate liquidity and manage our capital structure relative to our commitments with external financings when necessary and through the use of operating leases for a target of approximately 35% of our LACE. The target recognizes that we will have variability above or below the target of approximately 5% of our LACE due to timing of leases, purchases, disposals and lease terminations. As of September 30, 2016, commercial helicopters under operating leases accounted for 40% of our LACE. Our adjusted debt to total equity ratio and total liquidity were 130.8% and $266.6 million, respectively, as of September 30, 2016 and 119.3% and $359.7 million, respectively, as of March 31, 2016. Adjusted debt includes balance sheet debt excluding unamortized debt issuance costs of $1.2 billion and $1.1 billion, respectively, the net present value of operating leases totaling $555.0 million and $578.3 million, respectively, letters of credit, bank guarantees and financial guarantees totaling $12.0 million and $11.7 million, respectively, and the unfunded pension liability of $55.0 million and $70.1 million, respectively, as of September 30 and March 31, 2016.

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

•
Balanced shareholder return. We continue to proactively manage our liquidity position with cash flows from operations, as well as external financings as discussed above. On November 1, 2016, our board of directors approved a dividend of $0.07 per share, our twenty-third consecutive quarterly dividend. Our board of directors has approved a dividend policy with a goal of an annualized quarterly dividend payout ratio of approximately 20-30% of forward adjusted earnings per share; however, actual dividend payments are at the discretion of the board of directors and may not meet or may exceed this ratio. Also, our board of directors has authorized expenditures to repurchase shares of common stock, par value $.01 per share (“Common Stock”), since November 2011. Through October 31, 2016, we had repurchased 2,756,419 shares of our Common Stock for a total of $184.8 million since 2011; however, no shares have been repurchased since December 2014. Further, since May 2016, covenants in our credit agreements have restricted our ability to repurchase our Common Stock and currently limit our ability to pay quarterly dividends to $0.07 per share. For additional information on our repurchases of Common Stock, see “Share Repurchases” in Note 10 to the financial statements in our fiscal year 2016 Annual Report and Note 8 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.

Market Outlook
Our core business is providing industrial aviation services to the worldwide oil and gas industry. We also provide public and private sector SAR services and fixed wing services. Our global operations and critical mass of helicopters provide us with geographic and client diversity which helps mitigate risks associated with a single market or client.
The oil and gas business environment experienced a significant downturn during fiscal years 2015 and 2016. Brent crude oil prices declined from approximately $106 per barrel at July 1, 2014 to $48 per barrel at September 30, 2016, driven by increased global supply and forecasts of reduced demand for crude oil resulting from weaker global economic growth in many regions of the world. The oil price decline has negatively impacted the cash flow of our clients and has resulted in their implementation of measures to reduce operational and capital costs in calendar years 2015 and 2016 compared to 2014 levels, negatively impacting activity during fiscal years 2015 and 2016. These cost reductions are expected to continue in the remainder of fiscal year 2017. The current price environment has had an impact on both the offshore production and the offshore exploration activity of our clients, with offshore production activity being impacted to a lesser extent. Although the largest share of our revenue relates to oil and gas production and our largest contract, U.K. SAR, is not directly impacted by declining oil prices, the significant drop in the price of crude oil has resulted in the rescaling, delay or cancellation of planned offshore projects which has negatively impacted our operations and could continue to negatively impact our operations in future periods. We continue to expect this “lower for longer” oil price environment to continue in calendar year 2017 with significant uncertainty as to when a recovery will occur.
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
As discussed above, we continue to seek ways to operate more efficiently and work with our clients to improve the efficiency of their operations within our “Operational Excellence” strategy. We have reduced operating costs to achieve savings during fiscal year 2016 and the first half of fiscal year 2017 by implementing operating cost initiatives and further cost reductions and cash savings or capital deferral efforts are planned across our business in the remainder of fiscal year 2017.

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
For the six months ended September 30, 2016 and the year ended March 31, 2016, approximately 38% and 34% of our revenue was derived from contracts with customers in the U.K., respectively, and approximately 15% of our revenue was derived from contracts with customers in other European markets in both periods.
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
The Brexit vote has already resulted in a significant depreciation in the value of British pound sterling and volatility in exchange rates is expected to continue as the terms of Brexit are negotiated. If British pound sterling remains weak or continues to depreciate, revenue under contracts denominated in British pound sterling will translate into fewer U.S. dollars. For the Current Period, revenue denominated in British pound sterling represented approximately 36% of our revenue. These uncertainties surrounding Brexit and risks associated with the commencement of Brexit could have a material adverse effect on our current business and future growth. For discussion of the impact of changes in foreign currency exchange rates, including the British pound sterling, on our results, see “— Results of Operations — Current Quarter Compared to Comparable Quarter” and “— Results of Operations — Current Period Compared to Comparable Period” included elsewhere in this Quarterly Report.
The decision by Nigeria's central bank to move to market-driven foreign currency trading — On June 20, 2016, Nigeria’s central bank abandoned its 16-month peg to the U.S. dollar, which resulted in a 38% devaluation of the naira versus the U.S. dollar from June 20 to June 30, 2016 and an additional 11% further devaluation of the naira versus the U.S. dollar during the Current Quarter. For discussion of the impact of changes in foreign currency exchange rates, including the naira, on our results, see “— Results of Operations — Current Quarter Compared to Comparable Quarter” and “— Results of Operations — Current Period Compared to Comparable Period” included elsewhere in this Quarterly Report.
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
As part of an ongoing process to rationalize and simplify our global fleet of commercial helicopters, during fiscal year 2014 we implemented a plan to reduce the number of aircraft types in our fleet to eight model types in approximately five years and six model types in approximately ten years. During fiscal year 2014, we completed our exit from five model types, in fiscal year 2015 we completed our exit from four model types while adding two model types and in fiscal year 2016 we completed our exit from two model types resulting in 11 model types in our fleet as of September 30, 2016. As we modernize our fleet, the introduction of new technology aircraft types temporarily slows fleet type reduction.
During fiscal year 2015, we recorded impairment charges of $36.1 million related to 27 held for sale aircraft, primarily related to one large aircraft type we were in the process of removing from our fleet. Additionally, as we expected to complete the disposal of the remaining aircraft of this type still operating as of March 31, 2015, we adjusted the salvage value and recorded additional depreciation expense of $6.0 million during fiscal year 2015. During fiscal year 2016, we saw further deterioration in market sales for aircraft resulting mostly from an increase in idle aircraft and reduced demand across the offshore energy market. While other markets exist for certain aircraft model types, including utility, firefighting, government, VIP transportation and tourism, the market for certain model type aircraft slowed. As a result of these market changes, we recorded impairment charges of $29.6 million related to 16 held for sale aircraft during fiscal year 2016 and $11.2 million related to 13 held for sale aircraft during the Current Period. Additionally, due to changes in estimated salvage values for our fleet of operational aircraft and other changes in the timing of exiting certain aircraft from our operations, we recorded an additional $8.2 million and $28.7 million in depreciation expense during the Current Period and fiscal year 2016, respectively, and we estimate that we will record accelerated depreciation expense of $2.2 million during the remainder of fiscal year 2017.
In accordance with accounting standards, we record impairment losses on property and equipment when events and circumstances indicate that an asset group might be impaired and the undiscounted cash flows estimated to be generated by those asset groups are less than the carrying amount of those asset groups. The weakening of the British pound sterling during the three months ended June 30, 2016 triggered a review of our property and equipment for potential impairment. Conditions during the Current Quarter remained consistent with the conditions that existed during the three months ended June 30, 2016. Subsequent to September 30, 2016, the British pound sterling weakened further. If these conditions persist or other operating results deteriorate, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write down our oil and gas related property and equipment.
Selected Regional Perspectives
Brazil represents a significant part of our long term helicopter growth outlook due to its concentration and size of its offshore oil reserves. However, in the short term, Brazil and specifically, Petrobras, continues to evidence uncertainty as its restructuring efforts have impacted the helicopter industry. Petrobras cancelled its new tenders for multiple medium and large aircraft that were expected to commence in calendar year 2016. While this represents a contraction in short-term demand, Brazil’s impact on long-term helicopter demand is expected to be material. Petrobras represented 60% of Líder’s operating revenue in fiscal year 2016 and 66% of Líder’s operating revenue in calendar year 2016.
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

Results of Operations
The following table presents our operating results and other statement of operations information for the applicable periods:

	Three Months Ended September 30,		Favorable (Unfavorable)
	2016	2015

	(In thousands, except per share amounts, percentages and flight hours)
Gross revenue:
Operating revenue	$343,662	$419,011	$(75,349)	(18.0)%
Reimbursable revenue	13,805	27,900	(14,095)	(50.5)%
Total gross revenue	357,467	446,911	(89,444)	(20.0)%

Operating expense:
Direct cost	281,630	307,564	25,934	8.4%
Reimbursable expense	13,276	26,695	13,419	50.3%
Depreciation and amortization	28,592	37,387	8,795	23.5%
General and administrative	51,274	53,457	2,183	4.1%
Total operating expense	374,772	425,103	50,331	11.8%

Loss on impairment	(7,572)	(22,274)	14,702	66.0%
Loss on disposal of assets	(2,186)	(14,007)	11,821	84.4%
Earnings from unconsolidated affiliates, net of losses	181	(15,360)	15,541	101.2%

Operating loss	(26,882)	(29,833)	2,951	9.9%

Interest expense, net	(11,468)	(7,179)	(4,289)	(59.7)%
Other income (expense), net	3,003	(11,424)	14,427	126.3%

Loss before benefit for income taxes	(35,347)	(48,436)	13,089	27.0%
Benefit for income taxes	5,240	2,756	2,484	90.1%

Net loss	(30,107)	(45,680)	15,573	34.1%
Net (income) loss attributable to noncontrolling interests	310	(1,452)	1,762	121.3%
Net loss attributable to Bristow Group	(29,797)	(47,132)	17,335	36.8%
Accretion of redeemable noncontrolling interests	—	4,803	(4,803)	*
Net loss attributable to common stockholders	$(29,797)	$(42,329)	$12,532	29.6%

Diluted loss per common share	$(0.85)	$(1.21)	$0.36	29.8%
Operating margin (1)	(7.8)%	(7.1)%	(0.7)%	(9.9)%
Flight hours (2)	42,604	50,824	(8,220)	(16.2)%

Non-GAAP financial measures: (3)
Adjusted EBITDAR	$77,354	$92,764	$(15,410)	(16.6)%
Adjusted EBITDAR margin (1)	22.5%	22.1%	0.4%	1.8%
Adjusted net income (loss)	$(12,314)	$1,271	$(13,585)	*
Adjusted diluted earnings (loss) per share	$(0.35)	$0.04	$(0.39)	*

	Six Months Ended September 30,		Favorable (Unfavorable)

	2016	2015

	(In thousands, except per share amounts, percentages and flight hours)
Gross revenue:
Operating revenue	$699,846	$859,122	$(159,276)	(18.5)%
Reimbursable revenue	27,019	54,785	(27,766)	(50.7)%
Total gross revenue	726,865	913,907	(187,042)	(20.5)%

Operating expense:
Direct cost	571,173	638,243	67,070	10.5%
Reimbursable expense	25,890	52,862	26,972	51.0%
Depreciation and amortization	63,286	74,533	11,247	15.1%
General and administrative	103,869	114,789	10,920	9.5%
Total operating expense	764,218	880,427	116,209	13.2%

Loss on impairment	(7,572)	(27,713)	20,141	72.7%
Loss on disposal of assets	(12,203)	(21,702)	9,499	43.8%
Earnings from unconsolidated affiliates, net of losses	4,011	(9,064)	13,075	144.3%

Operating loss	(53,117)	(24,999)	(28,118)	(112.5)%

Interest expense, net	(22,354)	(14,848)	(7,506)	(50.6)%
Other income (expense), net	(3,186)	(7,585)	4,399	58.0%

Loss before benefit for income taxes	(78,657)	(47,432)	(31,225)	(65.8)%
Benefit for income taxes	7,478	123	7,355	*

Net loss	(71,179)	(47,309)	(23,870)	(50.5)%
Net (income) loss attributable to noncontrolling interests	610	(3,080)	3,690	119.8%
Net loss attributable to Bristow Group	(70,569)	(50,389)	(20,180)	(40.0)%
Accretion of redeemable noncontrolling interests	—	(1,498)	1,498	*
Net loss attributable to common stockholders	$(70,569)	$(51,887)	$(18,682)	(36.0)%

Diluted loss per common share	$(2.02)	$(1.49)	$(0.53)	(35.6)%
Operating margin (1)	(7.6)%	(2.9)%	(4.7)%	(162.1)%
Flight hours (2)	85,741	103,618	(17,877)	(17.3)%

Non-GAAP financial measures: (3)
Adjusted EBITDAR	$147,717	$213,811	$(66,094)	(30.9)%
Adjusted EBITDAR margin (1)	21.1%	24.9%	(3.8)%	(15.3)%
Adjusted net income (loss)	$(24,322)	$19,876	$(44,198)	(222.4)%
Adjusted diluted earnings (loss) per share	$(0.69)	$0.56	$(1.25)	(223.2)%
 ____________
 * percentage change too large to be meaningful or not applicable

(1)	Operating margin is calculated as operating income divided by operating revenue. Adjusted EBITDAR margin is calculated as adjusted EBITDAR divided by operating revenue.

(2)
Excludes flight hours from Bristow Academy and unconsolidated affiliates. Includes flight hours from Eastern Airways and Airnorth fixed wing operations in the U.K., Nigeria and Australia totaling 10,430 and 10,842 for the three months ended September 30, 2016 and 2015, respectively, and 20,764 and 21,647 for the six months ended September 30, 2016 and 2015, respectively.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015

	(In thousands, except percentages and per share amounts)
Net loss	$(30,107)	$(45,680)	$(71,179)	$(47,309)
Loss on disposal of assets	2,186	14,007	12,203	21,702
Special items (i)	18,265	27,974	24,824	41,404
Depreciation and amortization	28,592	37,387	63,286	74,533
Rent expense	51,955	54,436	103,238	108,318
Interest expense	11,703	7,396	22,823	15,286
Benefit for income taxes	(5,240)	(2,756)	(7,478)	(123)
Adjusted EBITDAR	$77,354	$92,764	$147,717	$213,811

Benefit for income taxes	$5,240	$2,756	$7,478	$123
Tax benefit on loss on disposal of asset	(699)	(3,221)	(3,905)	(4,991)
Tax expense (benefit) on special items	(3,554)	(893)	4,972	(7,100)
Adjusted benefit (provision) for income taxes	$987	$(1,358)	$8,545	$(11,968)

Effective tax rate (iv)	14.8%	5.7%	9.5%	0.3%
Adjusted effective tax rate (iv)	7.3%	33.3%	25.5%	34.3%

Net loss attributable to Bristow Group	$(29,797)	$(47,132)	$(70,569)	$(50,389)
Loss on disposal of assets (ii)	1,487	10,786	8,298	16,711
Special items (i) (ii)	15,996	37,617	37,949	53,554
Adjusted net income (loss)	$(12,314)	$1,271	$(24,322)	$19,876

Diluted loss per share	$(0.85)	$(1.21)	$(2.02)	$(1.49)
Loss on disposal of assets (ii)	0.04	0.31	0.24	0.47
Special items (i) (ii)	0.46	0.93	1.08	1.56
Adjusted diluted earnings (loss) per share (iii)	(0.35)	0.04	(0.69)	0.56
____________

(i)
See information about special items during the Current Quarter and Comparable Quarter under “— Current Quarter Compared to Comparable Quarter” and Current Period and Comparable Period under “— Current Period Compared to Comparable Period” below.

(ii)
These amounts are presented after applying the appropriate tax effect to each item and dividing by the weighted average shares outstanding during the related period to calculate the earnings per share impact.

(iii)
Adjusted diluted earnings per share is calculated using the diluted weighted average number of common shares outstanding of 35,198,043 and 35,278,144 for the Comparable Quarter and Comparable Period, respectively.

(iv)
Effective tax rate is calculated by dividing income tax expense by pretax net income. Adjusted effective tax rate is calculated by dividing adjusted income tax expense by adjusted pretax net income. Tax expense (benefit) on loss on disposal of asset and tax expense (benefit) on special items is calculated using the statutory rate of the entity recording the loss on disposal of asset or special item.

Management believes that adjusted EBITDAR, adjusted benefit (provision) for income taxes, adjusted net income (loss) and adjusted diluted earnings (loss) per share (collectively, the “Non-GAAP measures”) provide relevant and useful information, which is widely used by analysts, investors and competitors in our industry as well as by our management in assessing both consolidated and regional performance.

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
Adjusted net income and adjusted diluted earnings per share present our consolidated results excluding asset dispositions and special items that do not reflect the ordinary earnings of our operations. Adjusted benefit (provision) for income taxes excludes the tax impact of these items. We believe that these measures are useful supplemental measures because net income and diluted earnings per share include asset disposition effects and special items and benefit (provision) for income taxes include the tax impact of these items, and inclusion of these items does not reflect the ongoing operational earnings of our business.
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

The following tables present region adjusted EBITDAR and adjusted EBITDAR margin discussed in “— Region Operating Results,” and consolidated adjusted EBITDAR and adjusted EBITDAR margin for the three and six months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015

	(In thousands, except percentages)
Europe Caspian	$50,155	$67,373	$100,042	$132,559
Africa	17,632	19,901	26,672	42,715
Americas	15,300	7,295	34,898	40,737
Asia Pacific	6,909	16,323	13,070	33,395
Corporate and other	(12,642)	(18,128)	(26,965)	(35,595)
Consolidated adjusted EBITDAR	$77,354	$92,764	$147,717	$213,811

Europe Caspian	27.0%	32.5%	26.7%	32.3%
Africa	35.0%	31.3%	25.8%	30.3%
Americas	26.9%	10.0%	30.2%	26.6%
Asia Pacific	13.6%	22.7%	12.3%	22.8%
Consolidated adjusted EBITDAR margin	22.5%	22.1%	21.1%	24.9%

Current Quarter Compared to Comparable Quarter
As discussed under “— Executive Overview — Market Outlook” above, the oil and gas industry experienced a significant downturn during fiscal years 2015 and 2016 primarily due to a decline in crude oil prices which negatively impacted activity with our oil and gas clients. While this decline started in fiscal year 2015, activity and pricing declined further in fiscal year 2016 and has continued into fiscal year 2017, resulting in a significant decrease in gross revenue for our oil and gas services year-over-year. This decline in oil and gas revenue was partially offset by the benefit of our diversification efforts with the start-up of the U.K. SAR contract in April 2015 with seven bases coming online throughout fiscal year 2016.
Operating revenue from external clients by line of service is as follows:

	Three Months Ended September 30,		Favorable (Unfavorable)
	2016	2015

	(In thousands, except percentages)
Oil and gas services	$238,233	$320,119	$(81,886)	(25.6)%
Fixed wing services	51,972	54,365	(2,393)	(4.4)%
U.K. SAR services	50,850	39,030	11,820	30.3%
Corporate and other	2,607	5,497	(2,890)	(52.6)%
Total operating revenue	$343,662	$419,011	$(75,349)	(18.0)%
In addition to operational decreases, changes in foreign currency exchange rates during the Current Quarter contributed $24.7 million of the decrease in gross revenue year-over-year.
We reported a net loss of $29.8 million and $47.1 million and diluted loss per share of $0.85 and $1.21 for the Current and Comparable Quarters, respectively. The year-over-year decrease in net loss and diluted loss per share is primarily driven by goodwill impairment charges recorded in the Comparable Quarter (included in loss on impairment), less of an unfavorable impact from changes in foreign currency exchange rates, lower losses from disposal of assets and lower depreciation and amortization expense, partially offset by the decline in oil and gas revenue discussed above and inventory impairments recorded in the Current Quarter (included in loss on impairment).
Diluted loss per share in the Comparable Quarter benefited from adjustments in the accretion amount of redeemable noncontrolling interests in Eastern Airways and Airnorth.
The table below presents the year-over-year impact of changes in foreign currency exchange rates.

	Three Months Ended September 30,		Favorable (Unfavorable)
	2016	2015

	(in thousands, except per share amounts)
Transaction gains (losses)	$2,856	$(11,430)	$14,286
Líder foreign exchange impact	(1,256)	(19,896)	18,640
Total	$1,600	$(31,326)	32,926
Year-over-year income statement translation			(2,985)
Total pre-tax income statement impact			29,941
Less: Foreign exchange impact on depreciation and amortization, rent and interest expense			1,113
Adjusted EBITDAR impact			$28,828

Net income impact (tax affected)			$21,076
Earnings per share impact			$0.60
The most significant impacts were from a more significant loss in the Comparable Quarter from the revaluation of balance sheet assets and liabilities into the functional currencies of legal entities through which we operate globally presented as transaction gains (losses), and a larger impact in the Comparable Quarter on our earnings from unconsolidated affiliates as results related to Líder were impacted by a 23.3% devaluation of the Brazilian real versus the U.S. dollar in the Comparable Quarter. This favorable year-over-year change was partially offset by a $3.0 million unfavorable income statement translation impact from changes in foreign currency exchange rates compared to the Comparable Quarter driven by the impact of the depreciating British pound sterling resulting from Brexit on the translation of our results in our Europe Caspian region, partially offset by a favorable impact of the devalued naira in our Africa region. Compared to the pre-Brexit exchange rates, the depreciation of the pound sterling versus the U.S. dollar resulted in a $6.7 million pre-tax decrease in earnings during the Current Quarter. Similarly, compared to pre-naira devaluation exchange rates from late June 2016, the devaluation of the naira versus the U.S. dollar resulted in a $6.4 million pre-tax increase in earnings during the Current Quarter. During the Current Quarter, we benefited from the devaluation of the naira as a majority of our revenue in our Africa region is contracted at fixed U.S. dollar values, despite being billed in a mix of U.S. dollar and naira, while the expenses incurred in this region are more evenly split between U.S. dollars and naira, resulting in a significant net expense exposure to the naira that translates into higher U.S. dollar earnings for reporting purposes. This is contrary to our position in our Europe Caspian region, where a majority of our revenue is contracted in British pound sterling with our expense being more evenly split between U.S. dollars and pound sterling, resulting in a significant net revenue exposure to the pound sterling that translates into lower U.S. dollar earnings for reporting purposes.
The net loss for the Current Quarter was significantly impacted by the following items:

•
Organizational restructuring costs of $10.7 million ($7.3 million net of tax), which includes severance expense of $9.6 million related to separation programs across our global organization designed to increase efficiency and reduce costs and other restructuring costs of $1.1 million; $5.0 million of the restructuring costs are included in direct costs and $5.7 million are included in general and administrative expense and

•
Loss on disposal of assets of $2.2 million ($1.5 million net of tax), accelerated depreciation of $1.3 million ($0.9 million net of tax) and impairment of inventory of $7.6 million ($5.3 million net of tax), and

•	A non-cash adjustment related to the valuation of deferred tax assets of $2.5 million.
Excluding these items, adjusted net loss and adjusted diluted loss per share were $12.3 million and $0.35, respectively, for the Current Quarter. These adjusted results compare to adjusted net income and adjusted diluted earnings per share of $1.3 million and $0.04, respectively, for the Comparable Quarter. The year-over-year decrease is primarily due to the decline in oil and gas revenue discussed above, partially offset by less of an unfavorable impact from changes in foreign currency exchange rates in the Current Quarter discussed above.
In response to the ongoing downturn, we have implemented cost reduction measures as part of an organizational restructuring, which partially offset the impact of the decline in revenue and certain higher costs within general and administrative expense. See the further discussion of changes in direct costs and general and administrative expense below.
Direct costs decreased 8.4%, or $25.9 million, year-over-year primarily due to the benefit of organizational restructuring efforts reflected in a $13.9 million decrease in salaries and benefits due to lower headcount across all regions, a $6.3 million decrease in inventory consignment fees, a $2.4 million decrease in freight costs, a $2.3 million decrease in rent expense and a $1.8 million decrease in insurance expense.
Reimbursable expense decreased 50.3%, or $13.4 million, primarily due to a decline in activity.
Depreciation and amortization decreased 23.5% or $8.8 million, to $28.6 million for the Current Quarter from $37.4 million for the Comparable Quarter. The decrease in depreciation and amortization expense is primarily due to a decrease in accelerated depreciation of $9.2 million as a result of fleet changes for older aircraft in the prior year.
General and administrative expense decreased 4.1%, or $2.2 million, primarily due to a decrease of $5.2 million related to training, travel, recruitment and charity contributions and various other expenses from cost reduction efforts and a decrease in professional fees of $2.4 million driven by a decline in projects. These decreases were partially offset by an increase in compensation expense of $5.4 million driven by an increase in short-term bonuses due to reversal of accrual in the Comparable Quarter, performance cash plan expense due to an increase in stock price performance in the Current Quarter and an increase in severance expense associated with the organizational restructuring efforts partially offset by reduced headcount due to organizational restructuring efforts.
Loss on impairment for the Current Quarter includes $7.6 million of inventory impairments and for the Comparable Quarter included $22.3 million of goodwill impairment related to our Bristow Norway reporting unit within our Europe Caspian region ($12.1 million) and Bristow Academy reporting unit within our Corporate and other region ($10.2 million).
Loss on disposal of assets decreased $11.8 million, to a loss of $2.2 million for the Current Quarter from a loss of $14.0 million for the Comparable Quarter. The loss on disposal of assets in the Current Quarter included impairment charges totaling $1.0 million related to six held for sale aircraft and other equipment and a loss of $1.2 million from the sale or disposal of other equipment. During the Comparable Quarter, the loss on disposal of assets included a loss of $1.8 million from the sale of four aircraft and other equipment and impairment charges totaling $12.2 million related to 10 held for sale aircraft.
Earnings from unconsolidated affiliates, net of losses, increased $15.5 million to earnings of $0.2 million for the Current Quarter from a loss of $15.4 million in the Comparable Quarter. The increase in earnings from unconsolidated affiliates, net of losses, primarily resulted from an increase in earnings from our investment in Líder in Brazil to $0.9 million of earnings in the Current Quarter from $15.2 million in losses in the Comparable Quarter primarily due to $18.6 million less of an unfavorable impact of foreign currency exchange rates partially offset by a decrease in activity. Our earnings from Líder in the Current and Comparable Quarters were decreased by the unfavorable impact of foreign currency exchange rate changes of $1.3 million and $19.9 million, respectively.
Interest expense, net, increased 59.7%, or $4.3 million, year-over-year primarily due to an increase in interest expense resulting from an increase in borrowings in the Current Quarter.
For further details on income tax expense, see “— Region Operating Results — Current Quarter Compared to Comparable Quarter — Taxes” included elsewhere in this Quarterly Report.
As discussed above, our results for the Current Quarter were impacted by a number of special items. During the Comparable Quarter, special items that impacted our results included organizational restructuring costs, additional depreciation expense related to fleet changes, goodwill impairment and accretion of nonredeemable noncontrolling interests. The items noted in the Current Quarter and Comparable Quarter have been identified as special items as they are not considered by management to be part of our ongoing operations when assessing and measuring the operational and financial performance of the organization. The impact of these items on our adjusted EBITDAR, adjusted net income and adjusted diluted earnings per share is as follows:

	Three Months Ended September 30, 2016
	Adjusted EBITDAR	Adjusted Net Income	Adjusted Diluted Earnings Per Share

	(In thousands, except per share amounts)
Organizational restructuring costs	$10,693	$7,296	$0.21
Additional depreciation expense resulting from fleet changes	—	871	0.02
Impairment of inventories	7,572	5,344	0.15
Tax valuation allowance	—	2,485	0.07
Total special items	$18,265	$15,996	0.46

	Three Months Ended September 30, 2015
	Adjusted EBITDAR	Adjusted Net Income	Adjusted Diluted Earnings Per Share

	(In thousands, except per share amounts)
Organizational restructuring costs	$5,700	$4,167	$0.12
Additional depreciation expense resulting from fleet changes	—	7,885	0.22
Goodwill impairment	22,274	25,565	0.73
Accretion of redeemable noncontrolling interests	—	—	(0.14)
Total special items	$27,974	$37,617	0.93

Current Period Compared to Comparable Period
Gross revenue decreased 20.5%, or $187.0 million, year-over-year primarily due to the downturn in the oil and gas industry partially offset by the start of the U.K. SAR contract previously discussed.
Operating revenue from external clients by line of service is as follows:

	Six Months Ended September 30,		Favorable (Unfavorable)
	2016	2015

	(In thousands, except percentages)
Oil and gas services	$490,609	$668,227	$(177,618)	(26.6)%
Fixed wing services	103,300	109,826	(6,526)	(5.9)%
U.K. SAR services	100,399	67,583	32,816	48.6%
Corporate and other	5,538	13,486	(7,948)	(58.9)%
Total operating revenue	$699,846	$859,122	$(159,276)	(18.5)%

In addition to operational decreases, changes in foreign currency exchange rates during the Current Period contributed $38.0 million of the decrease year-over-year.
We reported a net loss of $70.6 million and $50.4 million and a diluted loss per share of $2.02 and $1.49 for the Current and Comparable Periods, respectively. The year-over-year increase in net loss and diluted loss per share is primarily driven by the decline in oil and gas revenue discussed above and higher inventory impairment recorded in the Current Period (included in loss on impairment), partially offset by goodwill impairment recorded in the Comparable Period (included in loss on impairment), less of an unfavorable impact from changes in foreign currency exchange rates, lower losses from disposal of assets and lower depreciation and amortization expense.
The table below presents the year-over-year impact of changes in foreign currency exchange rates.

	Six Months Ended September 30,		Favorable (Unfavorable)
	2016	2015

	(in thousands, except per share amounts)
Transaction losses	$(3,401)	$(7,570)	$4,169
Líder foreign exchange impact	(1,304)	(18,156)	16,852
Total	(4,705)	(25,726)	21,021
Year-over-year income statement translation			(1,561)
Total pre-tax income statement impact			19,460
Less: Foreign exchange impact on depreciation and amortization, rent and interest expense			1,838
Adjusted EBITDAR impact			$17,622

Net income impact (tax affected)			$13,433
Earnings per share impact			$0.38
The most significant impacts were from a more significant loss in the Comparable Period from the revaluation of balance sheet assets and liabilities into the functional currencies of legal entities through which we operate globally presented as transaction gains (losses), and a larger impact in the Comparable Period on our earnings from unconsolidated affiliates as results related to Líder were impacted by a 20.7% devaluation of the Brazilian real versus the U.S. dollar in the Comparable Period. This favorable year-over-year change was partially offset by an unfavorable income statement translation impact from changes in foreign currency exchange rates driven by the impact of the depreciating British pound sterling resulting from Brexit on the translation of our results in our Europe Caspian region, partially offset by a favorable impact of the devalued naira in our Africa region.
The net loss for the Current Period was significantly impacted by the following items:

•
Organizational restructuring costs of $17.3 million ($11.6 million net of tax), which includes severance expense of $15.0 million related to separation programs across our global organization designed to increase efficiency and reduce costs and other restructuring costs of $2.3 million; $6.3 million of the restructuring costs are included in direct costs and $11.0 million are included in general and administrative expense,

•
Loss on disposal of assets of $12.2 million ($8.3 million net of tax), accelerated depreciation of $8.2 million ($5.4 million net of tax) and impairment of inventory of $7.6 million ($5.3 million net of tax), and

•	A non-cash adjustment related to the valuation of deferred tax assets of $15.7 million.
Excluding these items, adjusted net loss and adjusted diluted loss per share were $24.3 million and $0.69, respectively, for the Current Period. These adjusted results compare to adjusted net income and adjusted diluted earnings per share of $19.9 million and $0.56, respectively, for the Comparable Period. The year-over-year decrease in adjusted net income (loss) and adjusted diluted earnings (loss) per share is primarily due to the decline in oil and gas revenue discussed above, partially offset by less of an unfavorable impact from changes in foreign currency exchange rates in the Current Period discussed above.
Direct costs decreased 10.5%, or $67.1 million, year-over-year primarily due to the benefit of organizational restructuring efforts reflected in a $33.9 million decrease in salaries and benefits due to lower headcount across all regions, a $8.1 million decrease in inventory consignment fees, a decrease of $6.3 million in fuel costs, a $4.6 million decrease in rent expense, a $4.3 million decrease in training and travel and meals expense, a $4.2 million decrease in maintenance expense and a $3.2 million decrease in insurance expense. Additionally, we had a decrease in bad debt expense of $3.5 million primarily related to bad debt expense recorded in the Comparable Period related to two clients in our Africa region.

Reimbursable expense declined 51.0%, or $27.0 million, primarily due to a decline in activity and a contract amendment in our Europe Caspian region.
Depreciation and amortization decreased 15.1%, or $11.2 million, to $63.3 million for the Current Period from $74.5 million for the Comparable Period. The decrease in depreciation and amortization expense is primarily due to a decrease in accelerated depreciation of $11.1 million as a result of fleet changes for older aircraft in the prior year.
General and administrative expense decreased 9.5%, or $10.9 million, primarily due to a decrease in professional fees of $5.3 million driven by decline in projects and a decrease of $8.2 million primarily related to training, travel, recruitment and charity contributions and various other expenses from cost reduction efforts, partially offset by an increase in compensation expense of $2.6 million. The increase in compensation expense is due to having no bonus accrual in the Comparable Period, an increase in performance cash plan expense as a result of an increase in stock price performance and an increase in severance expense associated with the organizational restructuring efforts, partially offset by a reduction in salaries and benefits as a result of a reduced headcount from organizational restructuring efforts.
Loss on impairment for the Current Period includes $7.6 million of inventory impairments and for the Comparable Period included $22.3 million of goodwill impairment related to our Bristow Norway reporting unit within our Europe Caspian region ($12.1 million) and Bristow Academy reporting unit within our Corporate and other region ($10.2 million) and $5.4 million of inventory impairments.
Loss on disposal of assets decreased $9.5 million to a loss of $12.2 million for the Current Period from a loss of $21.7 million for the Comparable Period. The loss on disposal of assets in the Current Period included impairment charges totaling $11.2 million related to 13 held for sale aircraft and a loss of $1.0 million from the sale of six aircraft and other equipment. During the Comparable Period, the loss on disposal of assets included impairment charges totaling $22.0 million related to 11 held for sale aircraft partially offset by a gain of $0.3 million from the sale of 13 aircraft and other equipment.
Earnings from unconsolidated affiliates, net of losses, increased $13.1 million to earnings of $4.0 million for the Current Period from losses of $9.1 million in the Comparable Period. The increase in earnings from unconsolidated affiliates, net of losses, primarily resulted from an increase in earnings from our investment in Líder in Brazil to $5.5 million of earnings in the Current Period from $8.7 million in losses in the Comparable Period primarily due to $16.9 million less of an unfavorable impact of foreign currency exchange rates partially offset by a decrease in activity. Our earnings from Líder in the Current and Comparable Periods were decreased by the unfavorable impact of foreign currency exchange rate changes of $1.3 million and $18.2 million, respectively.
Interest expense, net, increased 50.6%, or $7.5 million, year-over-year primarily due to an increase in interest resulting from an increase in borrowings.
For further details on income tax expense, see “— Region Operating Results — Current Period Compared to Comparable Period — Taxes” included elsewhere in this Quarterly Report.

As discussed above, our results for the Current Period were impacted by a number of special items. During the Comparable Period, special items that impacted our results included organizational restructuring costs, additional depreciation expense related to fleet changes, impairment of inventories, goodwill impairment and accretion of nonredeemable noncontrolling interests. The items noted in the Current Period and Comparable Period have been identified as special items as they are not considered by management to be part of our ongoing operations when assessing and measuring the operational and financial performance of the organization. The impact of these items on our adjusted EBITDAR, adjusted net income and adjusted diluted earnings per share is as follows:

	Six Months Ended September 30, 2016
	Adjusted EBITDAR	Adjusted Net Income	Adjusted Diluted Earnings Per Share

	(In thousands, except per share amounts)
Organizational restructuring costs	$17,252	$11,588	$0.33
Additional depreciation expense resulting from fleet changes	—	5,361	0.15
Impairment of inventories	7,572	5,344	0.15
Tax valuation allowance	—	15,656	0.45
Total special items	$24,824	$37,949	1.08

	Six Months Ended September 30, 2015
	Adjusted EBITDAR	Adjusted Net Income	Adjusted Diluted Earnings Per Share

	(In thousands, except per share amounts)
Organizational restructuring costs	$13,691	$10,904	$0.31
Additional depreciation expense resulting from fleet changes	—	13,321	0.38
Impairment of inventories	5,439	3,764	0.11
Goodwill impairment	22,274	25,565	0.72
Accretion of redeemable noncontrolling interests	—	—	0.04
Total special items	$41,404	$53,554	1.56

Region Operating Results
The following tables set forth certain operating information for the regions comprising our Industrial Aviation Services segment. Intercompany lease revenue and expense are eliminated from our segment reporting, and depreciation expense of aircraft is presented in the region that operates the aircraft.
Set forth below is a discussion of the operations of our regions. Our consolidated results are discussed under “— Results of Operations” above.
Europe Caspian

	Three Months Ended September 30,		Six Months Ended September 30,		Favorable (Unfavorable)

	2016	2015	2016	2015	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Operating revenue	$186,098	$207,072	$375,226	$410,997	$(20,974)	(10.1)%	$(35,771)	(8.7)%
Earnings from unconsolidated affiliates, net of losses	$65	$153	$116	$252	$(88)	(57.5)%	$(136)	(54.0)%
Operating income	$5,741	$15,060	$18,771	$29,257	$(9,319)	(61.9)%	$(10,486)	(35.8)%
Operating margin	3.1%	7.3%	5.0%	7.1%	(4.2)%	(57.5)%	(2.1)%	(29.6)%
Adjusted EBITDAR	$50,155	$67,373	$100,042	$132,559	$(17,218)	(25.6)%	$(32,517)	(24.5)%
Adjusted EBITDAR margin	27.0%	32.5%	26.7%	32.3%	(5.5)%	(16.9)%	(5.6)%	(17.3)%
The Europe Caspian region comprises all of our operations and affiliates in Europe, including oil and gas operations in the U.K. and Norway, Eastern Airways fixed wing operations and public sector SAR operations in the U.K. and our operations in Turkmenistan.
Current Quarter Compared to Comparable Quarter
The year-over-year decrease in operating revenue was primarily driven by the impact of the downturn in the oil and gas industry, which has resulted in decreased activity levels with our oil and gas clients and impacted our revenue for Eastern Airways, the end of an oil and gas contract that began in late fiscal year 2015 and ended in late fiscal year 2016 that contributed $13.5 million in operating revenue in the Comparable Quarter and the impact of changes in foreign currency exchange rates. Partially offsetting these decreases was an increase in operating revenue driven by the start-up of U.K. SAR bases since the Comparable Quarter, which contributed $11.8 million in additional operating revenue for the Current Quarter. Eastern Airways contributed $29.8 million and $32.9 million in operating revenue and $3.1 million and $7.8 million in adjusted EBITDAR for the Current and Comparable Quarters, respectively.
A substantial portion of our operations in the Europe Caspian region are contracted in the British pound sterling, which depreciated significantly against the U.S. dollar since June 2016 as a result of Brexit. Translation of results at lower pound sterling exchange rates decreased operating revenue, operating income and adjusted EBITDAR by $25.3 million, $11.5 million and $7.0 million, respectively, for the Current Quarter compared to the Comparable Quarter. Additionally, we recorded foreign exchange losses of $1.3 million and $6.8 million primarily from the revaluation of assets and liabilities on British pound sterling functional currency entities as of September 30, 2016 and 2015, respectively, which is recorded in other income (expense), net and included in adjusted EBITDAR. We expect a greater negative impact on operating revenue, operating income and adjusted EBITDAR from translation of operating results over the remainder of fiscal year 2017 if exchange rates remain at current rates or the British pound sterling weakens further.
Operating margin and adjusted EBTIDAR margin decreased from the Comparable Quarter as a result of the impact from the downturn in the offshore energy market, which was only partially offset by the start-up of the U.K. SAR bases and cost reduction activities.
Current Period Compared to Comparable Period
Similar to the Current Quarter discussed above, the year-over-year decrease in operating revenue was primarily driven by the impact from the downturn in the oil and gas industry, which has resulted in decreased activity levels with our oil and gas clients and reduced revenue for Eastern Airways, the end of an oil and gas contract that began in late fiscal year 2015 and ended in late fiscal year 2016 that contributed $24.7 million additional operating revenue in the Comparable Period and the impact of changes in foreign currency exchange rates. Partially offsetting these decreases was an increase in operating revenue driven by the start-up of U.K. SAR bases since the Comparable Period, which contributed $32.8 million in additional operating revenue for the

Current Period. Eastern Airways contributed $60.8 million and $67.0 million in operating revenue and $7.0 million and $15.3 million in adjusted EBITDAR for the Current Period and Comparable Period, respectively.
As discussed above a substantial portion of our operations in the Europe Caspian region are contracted in the British pound sterling, which weakened significantly against the U.S. dollar in the Current Period as a result of Brexit. The movement of exchange rates decreased operating revenue, operating income and adjusted EBITDAR by $36.5 million, $13.4 million and $19.0 million, respectively, from translation of results compared to the Comparable Period. Additionally, we recorded foreign exchange losses of $8.0 million and $3.9 million, respectively, from the revaluation of assets and liabilities on British pound sterling functional currency entities as of September 30, 2016 and 2015, which is recorded in other income (expense), net and included in adjusted EBITDAR. Including both the translation and revaluation impacts, adjusted EBITDAR was negatively impacted by $13.9 million and $3.7 million, respectively, resulting from the change in exchange rates during the Current and Comparable Periods.
Operating margin and adjusted EBTIDAR margin decreased from the Comparable Period as a result of the impact from the downturn in the offshore energy market, which was only partially offset by the start-up of the U.K. SAR bases and cost reduction activities.
Africa

	Three Months Ended September 30,		Six Months Ended September 30,		Favorable (Unfavorable)

	2016	2015	2016	2015	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Operating revenue	$50,344	$63,618	$103,468	$141,099	$(13,274)	(20.9)%	$(37,631)	(26.7)%
Earnings from unconsolidated affiliates, net of losses	$43	$—	$43	$—	$43	*	$43	*
Operating income	$7,942	$7,574	$9,513	$20,526	$368	4.9%	$(11,013)	(53.7)%
Operating margin	15.8%	11.9%	9.2%	14.5%	3.9%	32.8%	(5.3)%	(36.6)%
Adjusted EBITDAR	$17,632	$19,901	$26,672	$42,715	$(2,269)	(11.4)%	$(16,043)	(37.6)%
Adjusted EBITDAR margin	35.0%	31.3%	25.8%	30.3%	3.7%	11.8%	(4.5)%	(14.9)%
_____________
* percentage change too large to be meaningful or not applicable
The Africa region comprises all of our operations and affiliates on the African continent, including Nigeria and Egypt.
Current Quarter Compared to Comparable Quarter
Operating revenue for Africa decreased in the Current Quarter due to an overall decrease in activity driven by the downturn of the oil and gas industry compared to the Comparable Quarter. Activity declined with certain clients and certain contracts ended, reducing revenue by $14.5 million, which was only partially offset by a $0.4 million increase due to new contracts. Additionally, Eastern Airways began providing fixed wing services in this region in October 2015, which generated $0.7 million of operating revenue for the Current Quarter. As discussed under “— Results of Operations — Current Quarter Compared to Comparable Quarter,” a majority of our revenue in our Africa region is contracted at fixed U.S. dollar values, resulting in minimal exposure to the devalued naira upon translation into U.S. dollars for reporting purposes.
Operating income and operating margin increased in the Current Quarter primarily due to a decrease in depreciation and amortization expense of $6.6 million and a decline in direct costs including a $2.4 million decrease in maintenance expense, a $1.3 million decrease in salaries and benefits and a $0.9 million decrease in freight costs. These costs were impacted by the devaluation of the naira since the Comparable Quarter as our naira based expenses translate into less U.S. dollars. The impact of exchange rate changes resulted in a benefit of $8.0 million in reduced operating expenses driving the improvement in operating margin and adjusted EBITDAR margin. The decrease in depreciation and amortization expense and direct costs was partially offset by the decline in revenue discussed above. Also, during the Comparable Quarter, we reversed $1.1 million in bad debt expense. The decrease in depreciation and amortization expense is primarily due to a lower level of accelerated depreciation of $1.1 million in the Current Quarter versus $6.5 million in the Comparable Quarter. In the prior year, management decided to exit certain older aircraft fleet types operating in this market sooner than originally anticipated, resulting in accelerated depreciation. Operating income and adjusted EBTIDAR benefited from changes in foreign currency exchange rates by $6.8 million and $6.5 million, respectively, year-over-year due to the combination of currencies we transact in for our Nigerian operations.

Additionally, during the Current and Comparable Quarters, we recorded $4.1 million and $0.5 million, respectively, in severance expense resulting from voluntary and involuntary separation programs as part of our organizational restructuring efforts, which is excluded from adjusted EBITDAR and adjusted EBITDAR margin.
As previously discussed, we have seen recent changes in the Africa region as a result of increased competition entering the Nigerian market. Additionally, changing regulations and political environment have made, and are expected to continue to make, our operating results for Nigeria unpredictable. Market uncertainty related to the oil and gas downturn has continued in this region putting clients under increasing pressure as their activity declined, which reduced our activity levels and overall pricing. We implemented cost reduction measures in advance of these reductions and expect additional efficiencies in the future.
Current Period Compared to Comparable Period
Operating revenue for Africa decreased in the Current Period due to an overall decrease in activity driven by the downturn of the oil and gas industry compared to the Comparable Period. Activity declined with certain clients and certain contracts ended, reducing revenue by $42.9 million, which was only partially offset by a $3.3 million increase due to new contracts. Additionally, Eastern Airways began providing fixed wing services in this region in October 2015, which generated $1.2 million of operating revenue for the Current Period.
Operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin decreased in the Current Period primarily due to the decrease in revenue discussed above, partially offset by a decline in direct costs (including a $6.7 million decrease in salaries and benefits and a $5.0 million decrease in maintenance expense) and a $3.6 million decrease in general and administrative expenses. These costs were impacted by the devaluation of the naira since the Comparable Period as our naira based expenses translate into less U.S. dollars. The impact of exchange rate changes resulted in a benefit of $10.7 million in reduced operating expenses. Also, during the Comparable Period, we recorded $3.0 million in bad debt expense related to two clients in this region. Additionally impacting operating income and operating margin is a decrease in depreciation and amortization expense as a result of a lower amount of accelerated depreciation of $3.9 million in the Current Period versus $8.8 million in the Comparable Period.
Additionally, during the Current and Comparable Periods, we recorded $4.1 million and $3.7 million, respectively, in severance expense resulting from voluntary and involuntary separation programs as part of our restructuring efforts, which is excluded from adjusted EBITDAR and adjusted EBITDAR margin.
Americas

	Three Months Ended September 30,		Six Months Ended September 30,		Favorable (Unfavorable)

	2016	2015	2016	2015	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Operating revenue	$56,800	$73,193	$115,554	$153,215	$(16,393)	(22.4)%	$(37,661)	(24.6)%
Earnings from unconsolidated affiliates, net of losses	$260	$(15,513)	$4,123	$(9,316)	$15,773	101.7%	$13,439	144.3%
Operating income	$2,643	$(9,046)	$3,564	$7,486	$11,689	129.2%	$(3,922)	(52.4)%
Operating margin	4.7%	(12.4)%	3.1%	4.9%	17.1%	137.9%	(1.8)%	(36.7)%
Adjusted EBITDAR	$15,300	$7,295	$34,898	$40,737	$8,005	109.7%	$(5,839)	(14.3)%
Adjusted EBITDAR margin	26.9%	10.0%	30.2%	26.6%	16.9%	169.0%	3.6%	13.5%
The Americas region comprises all our operations and affiliates in North America and South America, including Brazil, Canada, Trinidad and the U.S. Gulf of Mexico.
Current Quarter Compared to Comparable Quarter
Operating revenue decreased from the Comparable Quarter primarily due to a decline in activity in our U.S. Gulf of Mexico operations resulting from the oil and gas industry downturn, which reduced operating revenue by $14.9 million in the Current Quarter, a decrease of $2.0 million in Brazil due to fewer aircraft leased to Líder and a decrease in Suriname of $3.3 million due to the end of a contract. These decreases were partially offset by an increase of $2.5 million in Trinidad due to additional aircraft on contract and a new contract in Guyana that increased operating revenue by $1.9 million.
Operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin were negatively impacted by unfavorable exchange rate changes in both the Current and Comparable Quarters, which reduced our earnings from our investment in Líder. Earnings from our investment in Líder were reduced by $1.3 million and $19.9 million for the Current and Comparable

Quarters, respectively, due to the impact of unfavorable exchange rate changes. Excluding this impact, earnings from our investment in Líder would have been $2.2 million and $4.7 million, respectively, operating income for the Americas region would have been $3.9 million (6.9% operating margin) and $10.9 million (14.8% operating margin), respectively, and adjusted EBITDAR for the Americas region would have been $16.6 million (29.1% adjusted EBITDAR margin) and $27.2 million (37.1% adjusted EBITDAR margin), respectively, in the Current and Comparable Quarters. This year-over-year decrease in the Americas region’s operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin primarily resulted from lower revenue due to a decline in activity discussed above, partially offset by a decrease in direct costs, including a $3.1 million decrease in salaries and benefits and a $3.0 million decrease in maintenance expense.
During the Comparable Quarter, we recorded accelerated depreciation expense on aircraft exiting our fleet of $3.2 million and during the Current and Comparable Quarters, we recorded severance expense related to organizational restructuring efforts of $0.1 million and $0.3 million, respectively. Depreciation and amortization, including accelerated depreciation, and severance expense recorded during the Current and Comparable Quarters, were excluded from adjusted EBITDAR and adjusted EBITDAR margin.
See further discussion about our investment in Líder and the Brazil market in “— Executive Overview — Market Outlook” and “— Results of Operations — Current Quarter Compared to Comparable Quarter” included elsewhere in this Quarterly Report.
Current Period Compared to Comparable Period
Operating revenue decreased from the Comparable Period primarily due to a decline in activity in our U.S. Gulf of Mexico operations, primarily resulting from the oil and gas industry downturn, that reduced operating revenue by $33.6 million in the Current Period, a decrease of $4.2 million in Brazil due to fewer aircraft leased to Líder and a decrease in Suriname of $5.4 million due to the end of a contract. These decreases were partially offset by a new contract in Guyana which increased operating revenue by $5.4 million.
Operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin were negatively impacted by unfavorable exchange rate changes in the Current and Comparable Periods which reduced our earnings from our investment in Líder. Earnings from our investment in Líder were reduced by $1.3 million and $18.2 million for the Current and Comparable Periods, respectively, due to the impact of unfavorable exchange rate changes. Excluding this impact, earnings from our investment in Líder would have been $6.8 million and $9.4 million, respectively, operating income for the Americas region would have been $4.9 million (4.2% operating margin) and $25.6 million (16.7% operating margin), respectively, and adjusted EBITDAR for the Americas region would have been $36.2 million (31.3% adjusted EBITDAR margin) and $58.9 million (38.4% adjusted EBITDAR margin), respectively, in the Current and Comparable Periods. This year-over-year decrease in the Americas region’s operating income, operating margin, adjusted EBITDAR and adjusted EBITDAR margin primarily resulted from a decline in activity driven by the decline in revenue discussed above, partially offset by a decrease in direct costs including a $7.4 million decrease in maintenance expense and a $4.8 million decrease in salaries and benefits.
During the Current and Comparable Periods, we recorded accelerated depreciation expense on aircraft exiting our fleet of $3.9 million and $6.1 million, respectively, and we recorded severance expense related to organizational restructuring efforts of $1.1 million and $1.4 million, respectively. Depreciation and amortization, including accelerated depreciation, and severance expense recorded during the Current and Comparable Periods, were excluded from adjusted EBITDAR and adjusted EBITDAR margin.
Asia Pacific

	Three Months Ended September 30,		Six Months Ended September 30,		Favorable (Unfavorable)

	2016	2015	2016	2015	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Operating revenue	$50,820	$72,038	$106,052	$146,775	$(21,218)	(29.5)%	$(40,723)	(27.7)%
Operating income	$(9,575)	$5,013	$(15,468)	$4,325	$(14,588)	(291.0)%	$(19,793)	(457.6)%
Operating margin	(18.8)%	7.0%	(14.6)%	2.9%	(25.8)%	(368.6)%	(17.5)%	(603.4)%
Adjusted EBITDAR	$6,909	$16,323	$13,070	$33,395	$(9,414)	(57.7)%	$(20,325)	(60.9)%
Adjusted EBITDAR margin	13.6%	22.7%	12.3%	22.8%	(9.1)%	(40.1)%	(10.5)%	(46.1)%
The Asia Pacific region comprises all our operations and affiliates in Australia and Southeast Asia, including Malaysia and Sakhalin, and our fixed wing operations through Airnorth in Australia.

Current Quarter Compared to Comparable Quarter
Operating revenue decreased from the Comparable Quarter in Australia by $21.7 million primarily due to the ending of contracts and decline in number of aircraft on contract in Australia. A substantial portion of our operations in the Asia Pacific region are contracted in the Australian dollar, which has strengthened against the U.S. dollar since fiscal year 2016. Foreign currency exchange rate changes resulted in an increase of our revenue for our Asia Pacific region of $1.9 million year-over-year. Airnorth contributed $21.5 million and $21.6 million in operating revenue and $5.2 million and $4.9 million in adjusted EBITDAR for the Current and Comparable Quarters, respectively.
Operating income, operating margin, adjusted EBTIDAR and adjusted EBITDAR margin decreased primarily due to lower activity partially offset by cost reduction activities, including a decrease of $3.6 million in salaries and benefits, a decrease of $1.6 million in maintenance expense and a decrease of $0.7 million in travel and training expense.
During the Comparable Quarter, we recorded additional depreciation expense of $0.8 million for two large aircraft operating in this region due to management’s decision to exit these fleet types earlier than originally anticipated, and during the Current Quarter and Comparable Quarter we recorded $1.8 million and $0.4 million, respectively, in severance expense related to organizational restructuring efforts. The severance expense is not included in adjusted EBITDAR or adjusted EBITDAR margin for the Current Quarter and Comparable Quarter.
Current Period Compared to Comparable Period
Operating revenue decreased from the Comparable Period in Australia by $37.6 million primarily due to the ending of short-term contracts in Australia and a $1.3 million decrease in Russia. Airnorth contributed $41.2 million and $43.2 million, respectively, in operating revenue and $10.7 million and $10.9 million, respectively, in adjusted EBITDAR for the Current and Comparable Periods.
Operating income, operating margin, adjusted EBTIDAR and adjusted EBITDAR margin decreased primarily due to decreased activity partially offset by a decrease in direct costs, including a decrease of $6.4 million in maintenance expense, a decrease of $5.0 million in salaries and benefits and a decrease of $1.9 million in travel and training expense. Additionally, operating income and operating margin were impacted by a decline in depreciation and amortization expense of $4.6 million. During the Comparable Period, we recorded additional depreciation expense of $4.4 million for four large aircraft operating in this region due to management’s decision to exit these fleet types earlier than originally anticipated, and during the Current Period and Comparable Period, we recorded $2.2 million and $1.3 million, respectively, in severance expense related to organizational restructuring efforts. The severance expense is not included in adjusted EBITDAR or adjusted EBITDAR margin for the Current Period and Comparable Period.
Corporate and Other

	Three Months Ended September 30,		Six Months Ended September 30,		Favorable (Unfavorable)

	2016	2015	2016	2015	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Operating revenue	$2,641	$6,160	$5,818	$14,933	$(3,519)	(57.1)%	$(9,115)	(61.0)%
Earnings from unconsolidated affiliates, net of losses	$(187)	$—	$(271)	$—	$(187)	*	$(271)	*
Operating loss	$(31,447)	$(34,427)	$(57,294)	$(64,891)	$2,980	8.7%	$7,597	11.7%
Adjusted EBITDAR	$(12,642)	$(18,128)	$(26,965)	$(35,595)	$5,486	30.3%	$8,630	24.2%
_____________
* percentage change too large to be meaningful or not applicable
Corporate and other includes our Bristow Academy operations, supply chain management and corporate costs that have not been allocated out to other regions.
Current Quarter Compared to Comparable Quarter
Operating revenue decreased in the Current Quarter primarily due to a decline in Bristow Academy revenue of $3.3 million.
Operating loss and adjusted EBITDAR improved from the Comparable Quarter primarily due to overall cost reduction activities that reduced professional fees by $1.6 million and other costs by $3.6 million, including information technology, staff relocation and recruitment and travel expenses, partially offset by a decline in revenue discussed above and an increase in salaries and benefits of $1.2 million. Salaries and benefits were impacted by an increase of $3.0 million due to the reversal of a bonus accrual in the Comparable Quarter and $5.4 million due to an increase in performance cash plan expense as a result of improved stock price performance, mostly offset by a $7.2 million reduction in other salaries and benefits as a result of a reduced headcount from organizational restructuring efforts.
Additionally, during the Current Quarter and Comparable Quarter, we recorded $3.8 million and $2.7 million, respectively, related to organizational restructuring costs and the Current Quarter includes $7.6 million of inventory impairments, all of which are excluded from adjusted EBITDAR.
Current Period Compared to Comparable Period
Operating revenue decreased in the Current Period primarily due to a decline in Bristow Academy revenue of $7.3 million and a decrease in third-party part sales of $1.6 million.
Operating loss and adjusted EBITDAR improved from the Comparable Period primarily due to overall cost reduction activities that decreased professional fees by $5.2 million and other costs by $3.0 million, including information technology, staff relocation and recruitment and travel expenses, partially offset by a decline in revenue discussed above and an increase in salaries and benefits of $3.3 million. The increase in salaries and benefits is primarily driven by an increase of $2.3 million due to no bonus accrual in the Comparable Period, $6.0 million due to an increase in performance cash plan expense as a result of an increase in stock price performance and $3.6 million due to an increase in severance expense associated with the organizational restructuring efforts, which was mostly offset by an $8.6 million reduction in other salaries and benefits as a result of a reduced headcount from organizational restructuring efforts.
Additionally, during the Current Period and Comparable Period, we recorded $8.9 million and $3.0 million, respectively, related to organizational restructuring costs, and the Current Quarter includes $7.6 million of inventory impairments, all of which are excluded from adjusted EBITDAR.
Interest Expense, Net

	Three Months Ended September 30,		Six Months Ended September 30,		Favorable (Unfavorable)

	2016	2015	2016	2015	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Interest income	$235	$217	$469	$438	$18	8.3%	$31	7.1%
Interest expense	(12,700)	(9,554)	(25,019)	(19,285)	(3,146)	(32.9)%	(5,734)	(29.7)%
Amortization of debt discount	(962)	(28)	(989)	(946)	(934)	*	(43)	(4.5)%
Amortization of debt fees	(1,146)	(459)	(2,487)	(1,071)	(687)	(149.7)%	(1,416)	(132.2)%
Capitalized interest	3,105	2,645	5,672	6,016	460	17.4%	(344)	(5.7)%
Interest expense, net	$(11,468)	$(7,179)	$(22,354)	$(14,848)	$(4,289)	(59.7)%	$(7,506)	(50.6)%
Interest expense, net increased in the Current Quarter primarily due to an increase in borrowings and higher amortization of debt fees, partially offset by an increase in capitalized interest resulting from higher average construction in progress.
Interest expense, net increased in the Current Period primarily due to an increase in borrowings, an increase in amortization of debt fees and a decrease in capitalized interest resulting from lower average construction in progress, partially offset by lower amortization of debt discount due to the repurchase of the 3% Convertible Senior Notes in the Comparable Period.

Other Income (Expense), Net

	Three Months Ended September 30,		Six Months Ended September 30,		Favorable (Unfavorable)

	2016	2015	2016	2015	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Foreign currency gains (losses) by region:
Europe Caspian	(1,272)	(6,831)	(8,003)	(3,892)	$5,559	81.4%	$(4,111)	(105.6)%
Africa	171	238	(143)	(815)	(67)	(28.2)%	672	82.5%
Americas	195	(334)	957	(81)	529	158.4%	1,038	*
Asia Pacific	999	(3,209)	(953)	(4,123)	4,208	131.1%	3,170	76.9%
Corporate and other	2,763	(1,294)	4,741	1,341	4,057	313.5%	3,400	253.5%
Foreign currency gains (losses)	2,856	(11,430)	(3,401)	(7,570)	14,286	125.0%	4,169	55.1%
Other	147	6	215	(15)	141	*	230	*
Other income (expense), net	$3,003	$(11,424)	$(3,186)	$(7,585)	$14,427	126.3%	$4,399	58.0%
____________
 * percentage change too large to be meaningful or not applicable
Other income (expense), net increased primarily due to the favorable impact of changes in foreign currency exchange rates in the Current Quarter compared to the Comparable Quarter. The foreign currency gains within other income (expense), net are reflected within adjusted EBITDAR of the regions shown in the table above.
Other income (expense), net decreased primarily due to the unfavorable impact of changes in foreign currency exchange rates in the Current Period compared to the Comparable Period. The foreign currency losses within other income (expense), net are reflected within adjusted EBITDAR of the regions shown in the table above.
Taxes

	Three Months Ended September 30,		Six Months Ended September 30,		Favorable (Unfavorable)

	2016	2015	2016	2015	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Effective tax rate	14.8%	5.7%	9.5%	0.3%	(9.1)%	(159.6)%	(9.2)%	*
Net foreign tax on non-U.S. earnings	$485	$7,568	$715	$12,730	$7,083	93.6%	$12,015	94.4%
Benefit of foreign earnings indefinitely reinvested abroad	$2,475	$(3,575)	$4,145	$(11,393)	$(6,050)	(169.2)%	$(15,538)	(136.4)%
Expense (benefit) from change in tax contingency	$40	$156	$(370)	$397	$116	74.4%	$767	193.2%
Impact of goodwill impairment	$—	$3,290	$—	$3,290	$3,290	100.0%	$3,290	100.0%
Utilization of foreign tax credits	$—	$(2,751)	$—	$(4,103)	$(2,751)	(100.0)%	$(4,103)	(100.0)%
Change in valuation allowance	$2,485	$969	$15,656	$3,015	$(1,516)	(156.4)%	$(12,641)	(419.3)%
Foreign statutory rate reduction	$(730)	$—	$(1,234)	$—	$730	*	$1,234	*
Deduction of foreign taxes	$(698)	$—	$(1,202)	$—	$698	*	$1,202	*
____________
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
Valuation allowances represent the reduction of our deferred tax assets. We evaluate our deferred tax assets quarterly which requires significant management judgment to determine the recoverability of these deferred tax assets by assessing whether it is more likely than not that some or all of the deferred tax asset will be realized before expiration. After considering all available positive and negative evidence using a “more likely than not” standard, we believe it is appropriate to value against deferred tax assets related to foreign tax credits and certain foreign net operating losses. As a result, for the three months ended September 30, 2016, we recorded a valuation allowance of $2.5 million against net operating losses in certain foreign jurisdictions. For the six months ended September 30, 2016, we recorded a valuation allowance of $11.0 million against foreign tax credits and $4.7 million against net operating losses in certain foreign jurisdictions.
Liquidity and Capital Resources
Cash Flows
Operating Activities
Net cash flows provided by operating activities was $28.0 million during the Current Period compared to $58.3 million during the Comparable Period. Changes in non-cash working capital generated $38.8 million and used $7.3 million in cash flows from operating activities for the Current Period and Comparable Period, respectively. The decrease in net cash flows provided by operating activities is primarily due to the decreased top-line earnings and working capital changes, driven by timing of cash collections and payments.
Investing Activities
Cash flows used in investing activities was $90.0 million during the Current Period compared to $130.9 million during the Comparable Period. Cash was used for capital expenditures as follows:

	Six Months Ended September 30,
	2016	2015
Number of aircraft delivered:
Medium	5	1
SAR aircraft	1	2
Total aircraft	6	3
Capital expenditures (in thousands):
Aircraft and related equipment	$95,574	$111,153
Other	6,292	35,836
Total capital expenditures	$101,866	$146,989
In addition to these capital expenditures, investing cash flows were impacted by aircraft sales. During the Current Period, we received proceeds of $11.8 million primarily from the sale or disposal of six aircraft and certain other equipment. During the Comparable Period, we received proceeds of $16.1 million primarily from the sale or disposal of 13 aircraft and certain other equipment.
Financing Activities
Cash flows provided by financing activities totaled $57.1 million during the Current Period compared to $104.4 million during the Comparable Period. During the Current Period, we received $191.5 million from borrowings on our Revolving Credit Facility. During the Current Period, we used cash to repay debt of $121.0 million and pay dividends of $4.9 million on our Common Stock. During the Comparable Period, we received $334.2 million from borrowings on our Revolving Credit Facility and $127.4 million from borrowings on our $350 million Term Loan. During the Comparable Period, we used cash to repay debt of $323.6 million (including $115.0 million for the repurchase of our 3% Convertible Senior Notes) and pay dividends of $23.7 million on our Common Stock.

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
The following table summarizes our significant contractual obligations and other commercial commitments on an undiscounted basis as of September 30, 2016 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings as of September 30, 2016. Additional details regarding these obligations are provided in Notes 5, 6, 7 and 9 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2016 Annual Report and in Notes 3, 4, 5 and 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Payments Due by Period
		Six Months Ending March 31, 2017	Fiscal Year Ending March 31,
	Total		2018 — 2019	2020 — 2021	2022 and beyond

	(In thousands)
Contractual obligations:
Long-term debt and short-term borrowings:
Principal (1)	$1,231,272	$64,090	$291,683	$468,182	$407,317
Interest (2)	216,775	25,446	88,910	51,997	50,422
Aircraft operating leases (3)	548,587	93,089	304,137	132,926	18,435
Other operating leases (4)	81,958	5,412	20,451	15,881	40,214
Pension obligations (5)	41,791	4,905	35,131	1,755	—
Aircraft purchase obligations (6)	429,194	9,231	153,205	141,352	125,406
Other purchase obligations (7)	297,804	75,311	44,745	61,570	116,178
Total contractual cash obligations	$2,847,381	$277,484	$938,262	$873,663	$757,972
Other commercial commitments:
Letters of credit	$11,954	$11,954	$—	$—	$—
Contingent consideration (8)	19,273	3,826	15,447	—	—
Total commercial commitments	$31,227	$15,780	$15,447	$—	$—
____________

(1)	Excludes unamortized discount of $0.3 million on the Term Loan and unamortized debt issuance cost of $8.9 million.

(2)	Interest payments for variable interest debt are based on interest rates as of September 30, 2016.

(3)	Represents separate operating leases for aircraft. During the Current Period, we entered into four new aircraft operating leases.

(4)	Represents minimum rental payments required under non-operating leases that have initial or remaining non-cancelable lease terms in excess of one year.

(5)
Represents expected funding for pension benefits in future periods. These amounts are undiscounted and are based on the expectation that both the U.K. and Norway pensions will be fully funded in approximately three years. As of September 30, 2016, we had recorded on our balance sheet $55.0 million pension liability associated with these obligations. The timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustees.

(6)	Includes $4.5 million for final payments for aircraft delivered during the Current Quarter that is included in accounts payable as of September 30, 2016.

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

(8)
Includes $7.8 million related to Eastern and $11.5 million related to Airnorth as of September 30, 2016. The Eastern Airways purchase agreement includes an earn-out payable over three years, which is contingent upon both the achievement of agreed performance targets and the continued employment of the selling shareholders, that will be included as general and administrative expense in our condensed consolidated statements of operations as earned. The first and second year earn-out payments relating to Eastern were not achieved. The remaining potential earn-out of $7.8 million would be payable in fiscal year 2018, of which no amounts are accrued as of September 30, 2016. The Airnorth purchase agreement includes a potential earn-out of A$17 million ($13.0 million) to be paid over four years. During fiscal year 2016, a portion of the first year earn-out payment of A$2 million ($1.5 million) was paid as Airnorth achieved agreed performance targets. The fair value of the Airnorth earn-out, which is contingent upon the achievement of agreed performance targets, is A$9.6 million ($7.4 million) as of September 30, 2016 and is included in contingent consideration and other liabilities and deferred credits on our condensed consolidated balance sheet. A portion of the remaining Airnorth earn-out, which is contingent upon both the achievement of agreed performance targets and the continued employment of the selling shareholders, will be included as general and administrative expense in our condensed consolidated statements of operations as earned. The earn-outs for Eastern and Airnorth are remeasured to fair value at each reporting date until the contingency is resolved and any changes in estimated fair value are recorded as accretion expense included in interest expense on our condensed consolidated statements of operations.
Capital Commitments and Other Uses of Cash
We have commitments and options to make capital expenditures over the next five fiscal years to purchase additional aircraft, including aircraft associated with the commitments reflected in the table above. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order are expected to provide incremental fleet capacity in terms of revenue, operating margin and adjusted EBITDAR margin. See Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for a detail of the number of aircraft under commitments and options expected to be delivered in the current and subsequent five fiscal years by aircraft size along with the related expenditures, and for a rollforward of aircraft commitments and options through September 30, 2016.
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
We expect that our cash on deposit as of September 30, 2016 of $100.7 million, cash flow from operations, proceeds from aircraft sales, available borrowing capacity under our Revolving Credit Facility, as well as any future financings will be sufficient to satisfy our capital commitments, including our oil and gas aircraft purchase commitments to service our oil and gas clients and remaining anticipated capital requirements in connection with our U.K. SAR contract. The available borrowing capacity under our Revolving Credit Facility was $166.0 million as of September 30, 2016. While we plan to continue to be disciplined concerning future capital commitments, we also intend to continue managing our capital structure and liquidity position with external financings as needed. Our strategy will involve funding our short-term liquidity requirements with borrowings under our Revolving Credit Facility and funding our long-term financing needs from among aircraft leases, bank debt, private and public debt and equity offerings, while maintaining a prudent capital structure.
We believe we have a number of advantages to enhance our competitiveness during an extended downturn, including:

•	A modern fleet that allows for deferral of new aircraft deliveries, reducing future capital expenditure needs without compromising safety or client service,

•	Access to capital markets to capitalize on commercial opportunities, and

•	A mostly owned fleet of aircraft that gives us the ability to sell aircraft or decline renewal options and return leased aircraft to lessors.

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
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision of and with the participation of our management, including Jonathan E. Baliff, our Chief Executive Officer (“CEO”), and L. Don Miller, our Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2016. Based on that evaluation, our CEO and CFO concluded that such disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management as appropriate to allow for timely decisions regarding required disclosure under the Exchange Act.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 1A. Risk Factors.
There have been no material changes during the three and six months ended September 30, 2016 in our “Risk Factors” as discussed in the fiscal year 2016 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (1)

July 1, 2016 - September 30, 2016	—	$—	—	$150,000,000
______________

(1)
As of November 3, 2016, we had $150.0 million of repurchase authority remaining authorized for share repurchases through November 4, 2016. The timing and method of any repurchases under the program will depend on a variety of factors, is subject to our results of operations, financial condition, cash requirements, and other factors and restrictions under applicable law and our debt agreements, and may be suspended or discontinued at any time.

Item 3.    Defaults Upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.
The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Exhibit

10.1
Ninth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of September 16, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 19, 2016).

10.2	Second Amendment to Term Loan Credit Agreement, dated as of September 16, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 19, 2016).

15.1*	Letter from KPMG LLP dated November 3, 2016, regarding unaudited interim information.

31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.

31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant

32.1**	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOW GROUP INC.

By:	/s/ L. Don Miller
L. Don Miller Senior Vice President and Chief Financial Officer

By:	/s/ Brian J. Allman
Brian J. Allman Vice President, Chief Accounting Officer
November 3, 2016