Form 10-Q
period 2016-12-31
Bristow Group Inc
filed 2017-02-02
CIK 73887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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
☐ Yes ☑ No

Indicate the number shares outstanding of each of the issuer’s classes of Common Stock, as of January 27, 2017.
35,095,759 shares of Common Stock, $.01 par value

BRISTOW GROUP INC.
INDEX — FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements.
BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015

	(Unaudited) (In thousands, except per share amounts)
Gross revenue:
Operating revenue from non-affiliates	$305,789	$374,979	$969,779	$1,193,002
Operating revenue from affiliates	18,564	20,178	54,420	61,277
Reimbursable revenue from non-affiliates	13,090	24,730	40,109	79,515
	337,443	419,887	1,064,308	1,333,794
Operating expense:
Direct cost	260,343	288,135	831,516	926,378
Reimbursable expense	12,206	23,380	38,096	76,242
Depreciation and amortization	29,768	32,320	93,054	106,853
General and administrative	45,409	59,513	149,278	174,302
	347,726	403,348	1,111,944	1,283,775

Loss on impairment	(8,706)	—	(16,278)	(27,713)
Loss on disposal of assets	(874)	(2,154)	(13,077)	(23,856)
Earnings from unconsolidated affiliates, net of losses	766	7,692	4,777	(1,372)
Operating income (loss)	(19,097)	22,077	(72,214)	(2,922)

Interest expense, net	(12,179)	(9,536)	(34,533)	(24,384)
Other income (expense), net	1,668	650	(1,518)	(6,935)
Income (loss) before benefit (provision) for income taxes	(29,608)	13,191	(108,265)	(34,241)
Benefit (provision) for income taxes	3,560	(9,623)	11,038	(9,500)
Net income (loss)	(26,048)	3,568	(97,227)	(43,741)
Net (income) loss attributable to noncontrolling interests	4,121	(366)	4,731	(3,446)
Net income (loss) attributable to Bristow Group	(21,927)	3,202	(92,496)	(47,187)
Accretion of redeemable noncontrolling interest	—	—	—	(1,498)
Net income (loss) attributable to common stockholders	$(21,927)	$3,202	$(92,496)	$(48,685)

Earnings (loss) per common share:
Basic	$(0.62)	$0.09	$(2.64)	$(1.40)
Diluted	$(0.62)	$0.09	$(2.64)	$(1.40)

Cash dividends declared per common share	$0.07	$0.34	$0.21	$1.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015

	(Unaudited) (In thousands)
Net income (loss)	$(26,048)	$3,568	$(97,227)	$(43,741)
Other comprehensive loss:
Currency translation adjustments	(18,896)	(3,639)	(31,470)	(7,981)
Total comprehensive loss	(44,944)	(71)	(128,697)	(51,722)

Net (income) loss attributable to noncontrolling interests	4,121	(366)	4,731	(3,446)
Currency translation adjustments attributable to noncontrolling interests	(687)	(605)	(5,652)	(34)
Total comprehensive (income) loss attributable to noncontrolling interests	3,434	(971)	(921)	(3,480)
Total comprehensive loss attributable to Bristow Group	(41,510)	(1,042)	(129,618)	(55,202)
Accretion of redeemable noncontrolling interest	—	—	—	(1,498)
Total comprehensive loss attributable to common stockholders	$(41,510)	$(1,042)	$(129,618)	$(56,700)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	December 31, 2016	March 31, 2016
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$71,159	$104,310
Accounts receivable from non-affiliates	208,394	243,425
Accounts receivable from affiliates	8,012	5,892
Inventories	124,358	142,503
Assets held for sale	37,635	43,783
Prepaid expenses and other current assets	52,148	53,183
Total current assets	501,706	593,096
Investment in unconsolidated affiliates	206,797	194,952
Property and equipment – at cost:
Land and buildings	231,021	253,098
Aircraft and equipment	2,617,467	2,570,577
	2,848,488	2,823,675
Less – Accumulated depreciation and amortization	(585,821)	(540,423)
	2,262,667	2,283,252
Goodwill	18,793	29,990
Other assets	141,146	161,655
Total assets	$3,131,109	$3,262,945

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$79,902	$96,966
Accrued wages, benefits and related taxes	58,565	59,431
Income taxes payable	7,115	27,400
Other accrued taxes	6,754	7,995
Deferred revenue	24,014	24,206
Accrued maintenance and repairs	22,136	22,196
Accrued interest	5,699	11,985
Other accrued liabilities	51,110	48,392
Deferred taxes	—	1,881
Short-term borrowings and current maturities of long-term debt	271,461	60,394
Contingent consideration	7,137	29,522
Total current liabilities	533,893	390,368
Long-term debt, less current maturities	990,207	1,071,578
Accrued pension liabilities	49,291	70,107
Other liabilities and deferred credits	26,456	33,273
Deferred taxes	149,961	172,254
Commitments and contingencies (Note 5)
Redeemable noncontrolling interest	8,267	15,473
Stockholders’ investment:
Common stock, $.01 par value, authorized 90,000,000; outstanding: 35,095,759 as of December 31 and 34,976,743 as of March 31 (exclusive of 1,291,441 treasury shares)	378	377
Additional paid-in capital	807,046	801,173
Retained earnings	1,072,411	1,172,273
Accumulated other comprehensive loss	(326,941)	(289,819)
Treasury shares, at cost (2,756,419 shares)	(184,796)	(184,796)
Total Bristow Group stockholders’ investment	1,368,098	1,499,208
Noncontrolling interests	4,936	10,684
Total stockholders’ investment	1,373,034	1,509,892
Total liabilities, redeemable noncontrolling interests and stockholders’ investment	$3,131,109	$3,262,945
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended December 31,
	2016	2015

	(Unaudited) (In thousands)
Cash flows from operating activities:
Net loss	$(97,227)	$(43,741)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	93,054	106,853
Deferred income taxes	(20,991)	(37,628)
Discount amortization on long-term debt	1,314	973
Loss on disposal of assets	13,077	23,856
Loss on impairment	16,278	27,713
Stock-based compensation	9,508	16,641
Equity in earnings from unconsolidated affiliates less than (in excess of) dividends received	(4,294)	2,227
Tax benefit related to stock-based compensation	—	(44)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	15,787	31,858
Inventories	(2,912)	(5,555)
Prepaid expenses and other assets	(4,359)	(2,645)
Accounts payable	(7,395)	(2,527)
Accrued liabilities	(19,891)	(46,289)
Other liabilities and deferred credits	(6,809)	(16,008)
Net cash provided by (used in) operating activities	(14,860)	55,684
Cash flows from investing activities:
Capital expenditures	(119,726)	(343,365)
Proceeds from asset dispositions	14,344	19,152
Deposits on assets held for sale	290	—
Net cash used in investing activities	(105,092)	(324,213)
Cash flows from financing activities:
Proceeds from borrowings	360,240	910,421
Debt issuance costs	(3,883)	—
Repayment of debt	(243,677)	(567,121)
Partial prepayment of put/call obligation	(38)	(42)
Acquisition of noncontrolling interest	—	(7,311)
Dividends paid to noncontrolling interest	(2,533)	(153)
Payment of contingent consideration	(10,000)	(8,000)
Common stock dividends paid	(7,366)	(35,627)
Tax benefit related to stock-based compensation	—	44
Net cash provided by financing activities	92,743	292,211
Effect of exchange rate changes on cash and cash equivalents	(5,942)	4,080
Net increase (decrease) in cash and cash equivalents	(33,151)	27,762
Cash and cash equivalents at beginning of period	104,310	104,146
Cash and cash equivalents at end of period	$71,159	$131,908
Cash paid during the period for:
Interest	$43,965	$36,453
Income taxes	$23,550	$21,073
Supplemental disclosure of non-cash investing activities:
Deferred sale leaseback advance	$—	$18,285
Completion of deferred sale leaseback	$—	$(74,480)
Aircraft purchased with short-term borrowings	$—	$14,794
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interest
(Unaudited)
(In thousands, except share amounts)

		Total Bristow Group Stockholders’ Investment
	Redeemable Noncontrolling Interest	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Investment
March 31, 2016	$15,473	$377	34,976,743	$801,173	$1,172,273	$(289,819)	$(184,796)	$10,684	$1,509,892
Issuance of common stock	—	1	119,016	5,873	—	—	—	—	5,874
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	(38)	(38)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(2,533)	(2,533)
Common stock dividends ($0.21 per share)	—	—	—	—	(7,366)	—	—	—	(7,366)
Currency translation adjustments	(2,064)	—	—	—	—	—	—	(3,588)	(3,588)
Net loss	(5,142)	—	—	—	(92,496)	—	—	411	(92,085)
Other comprehensive income	—	—	—	—	—	(37,122)	—	—	(37,122)
December 31, 2016	$8,267	$378	35,095,759	$807,046	$1,072,411	$(326,941)	$(184,796)	$4,936	$1,373,034

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
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated balance sheet of the Company as of December 31, 2016, the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended December 31, 2016 and 2015, and the consolidated cash flows for the nine months ended December 31, 2016 and 2015.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Foreign Currency
During the three and nine months ended December 31, 2016 and 2015, our primary foreign currency exposure was to the British pound sterling, the euro, the Australian dollar, the Norwegian kroner and the Nigerian naira. The value of these currencies has fluctuated relative to the U.S. dollar as indicated in the following table:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
One British pound sterling into U.S. dollars
High	1.30	1.55	1.48	1.59
Average	1.24	1.52	1.33	1.53
Low	1.21	1.47	1.21	1.46
At period-end	1.24	1.47	1.24	1.47
One euro into U.S. dollars
High	1.12	1.14	1.15	1.16
Average	1.08	1.10	1.11	1.10
Low	1.04	1.06	1.04	1.06
At period-end	1.05	1.09	1.05	1.09
One Australian dollar into U.S. dollars
High	0.77	0.74	0.78	0.81
Average	0.75	0.72	0.75	0.74
Low	0.72	0.70	0.72	0.69
At period-end	0.72	0.73	0.72	0.73
One Norwegian kroner into U.S. dollars
High	0.1253	0.1240	0.1253	0.1367
Average	0.1193	0.1174	0.1202	0.1227
Low	0.1145	0.1130	0.1145	0.1130
At period-end	0.1162	0.1130	0.1162	0.1130
One Nigerian naira into U.S. dollars
High	0.0032	0.0050	0.0050	0.0050
Average	0.0032	0.0050	0.0037	0.0050
Low	0.0031	0.0050	0.0029	0.0050
At period-end	0.0032	0.0050	0.0032	0.0050
_____________
Source: Bank of England, FactSet and Oanda.com
Other income (expense), net, in our condensed consolidated statements of operations includes foreign currency transaction gains of $1.6 million and $0.6 million for the three months ended December 31, 2016 and 2015, respectively, and foreign currency transaction losses of $1.8 million and $7.0 million for the nine months ended December 31, 2016 and 2015, respectively. Transaction gains and losses represent the revaluation of monetary assets and liabilities from the currency that will ultimately be settled into the functional currency of the legal entity holding the asset or liability. The gains recorded for the three months ended December 31, 2016 and 2015 were primarily driven by amounts owed in British pound sterling on U.S. dollar legal entities while the pound sterling depreciated against the dollar, which was in excess of U.S. dollar liabilities revalued on pound sterling legal entities, partially offset by losses driven by U.S. dollar net liabilities on Nigerian naira legal entities while the naira devalued against the U.S. dollar. The losses for the nine months ended December 31, 2016 and 2015 were primarily driven by a combination of currencies depreciating against the U.S. dollar as presented in the table above while various foreign currency denominated legal entities held U.S. dollar liability positions.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Our earnings from unconsolidated affiliates, net of losses, are also affected by the impact of changes in foreign currency exchange rates on the reported results of our unconsolidated affiliates. During the three months ended December 31, 2016 and 2015, earnings from unconsolidated affiliates, net of losses, decreased by $1.2 million and increased by $1.0 million, respectively, and during the nine months ended December 31, 2016 and 2015, earnings from unconsolidated affiliates, net of losses, decreased by $2.5 million and $17.2 million, respectively, as a result of the impact of changes in foreign currency exchange rates on the earnings of our unconsolidated affiliates, primarily the impact of changes in the Brazilian real to U.S. dollar exchange rate on earnings for our affiliate in Brazil. The value of the Brazilian real has fluctuated relative to the U.S. dollar as indicated in the following table:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
One Brazilian real into U.S. dollars
High	0.3207	0.2694	0.3207	0.3437
Average	0.3032	0.2602	0.2988	0.2899
Low	0.2866	0.2479	0.2702	0.2378
At period-end	0.3073	0.2528	0.3073	0.2528
_____________
Source: FactSet and Oanda.com
We estimate that the fluctuation of currencies versus the same period in the prior fiscal year had the following effect on our financial condition and results of operations (in thousands):

	Three Months Ended December 31, 2016	Nine Months Ended December 31, 2016
Revenue	$(25,785)	$(63,817)
Operating expense	22,564	59,035
Earnings from unconsolidated affiliates, net of losses	(2,197)	14,655
Non-operating expense	1,022	5,191
Income (loss) before benefit (provision) for income taxes	(4,396)	15,064
Benefit (provision) for income taxes	557	(5,470)
Net income (loss)	(3,839)	9,594
Cumulative translation adjustment	(19,583)	(37,122)
Total stockholders’ investment	$(23,422)	$(27,528)
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
Interest Expense, Net
During the three and nine months ended December 31, 2016 and 2015, interest expense, net consisted of the following (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Interest income	$168	$181	$637	$619
Interest expense	(12,347)	(9,717)	(35,170)	(25,003)
Interest expense, net	$(12,179)	$(9,536)	$(34,533)	$(24,384)
Accretion of Redeemable Noncontrolling Interests
Accretion of redeemable noncontrolling interests of $1.5 million for the nine months ended December 31, 2015 related to put arrangements whereby the noncontrolling interest holders may require us to redeem the remaining shares of Airnorth (prior to repurchasing the remaining 15% of the outstanding shares in November 2015) and Eastern Airways at a formula-based amount that is not considered fair value (the “redemption amount”). No accretion of redeemable noncontrolling interests was recorded during the three and nine months ended December 31, 2016 and three months ended December 31, 2015. Redeemable noncontrolling interest is adjusted each period for comprehensive income, dividends attributable to the noncontrolling interest and changes in ownership interest, if any, such that the noncontrolling interest represents the proportionate share of Airnorth’s and Eastern Airways’ equity (the “carrying value”). Additionally, at each period end we are required to compare the redemption amount to the carrying value of the redeemable noncontrolling interest and record the redeemable noncontrolling interest at the higher of the two amounts, with a corresponding charge or credit directly to retained earnings. While this charge or credit does not impact net income (loss), it does result in a reduction or increase of income (loss) available to common shareholders in the calculation of diluted earnings (loss) per share (see Note 8).
Accounts Receivable
As of December 31 and March 31, 2016, the allowance for doubtful accounts for non-affiliates was $4.5 million and $5.6 million, respectively. There were no allowances for doubtful accounts related to accounts receivable due from affiliates as of December 31 and March 31, 2016. The allowance for doubtful accounts for non-affiliates as of December 31 and March 31, 2016 primarily related to amounts due from two clients in Nigeria and one client in Australia for which we no longer believed collection was probable.
Inventories
As of December 31 and March 31, 2016, inventories were net of allowances of $25.5 million and $27.8 million, respectively. As of September 30, 2016, a decision was made to cease operation of certain older model aircraft within our fleet in fiscal year 2018. This decision resulted in a change in estimate of consumption of inventory utilized for the maintenance and repair of these aircraft leading to excess inventory on hand. In addition to recognizing this excess inventory, we also noted a continued decline in the recovery value for the disposal of this inventory into the aftermarket. This change in estimate of consumption and the continued decline in the secondary market for this inventory resulted in an impairment charge of $7.6 million recorded in the nine months ended December 31, 2016. No impairment was recorded in the three months ended December 31, 2016.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Prepaid Expenses and Other Current Assets
As of December 31 and March 31, 2016, prepaid expenses and other current assets included the short-term portion of contract acquisition and pre-operating costs totaling $15.5 million and $12.1 million, respectively, related to the SAR contracts in the U.K. and Australia and a client contract in Norway, which are recoverable under the contracts and will be expensed over the terms of the contracts. For the three and nine months ended December 31, 2016, we have expensed $2.5 million and $8.2 million, respectively, due to the start-up of some of these contracts.
Loss on Impairment
Loss on impairment included goodwill impairment charges of $8.7 million for the three and nine months ended December 31, 2016 and $22.3 million for the nine months ended December 31, 2015, and impairment charges for inventory of $7.6 million for the nine months ended December 31, 2016 and $5.4 million for the nine months ended December 31, 2015. The goodwill impairment charges resulted from an overall reduction in expected operating results due to the downturn in the oil and gas market driven by reduced crude oil prices (see discussion under “Goodwill” below). The inventory impairment for the nine months ended December 31, 2015 resulted from of our review of excess inventory on aircraft model types we planned to exit by the end of fiscal year 2016 (see discussion under “Inventories” above).
Goodwill
Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Goodwill has an indefinite useful life and is not amortized, but is assessed annually or when events or changes in circumstances indicate that a potential impairment exists. Goodwill as of December 31 and March 31, 2016 related to our reporting units was as follows (in thousands):

	Europe Caspian	Asia Pacific	Total
March 31, 2016	$10,026	$19,964	$29,990
Impairments	(8,706)	—	(8,706)
Foreign currency translation	(1,320)	(1,171)	(2,491)
December 31, 2016	$—	$18,793	$18,793
Accumulated goodwill impairment of $50.9 million and $42.2 million as of December 31 and March 31, 2016 related to our reporting units were as follows (in thousands):

	Europe Caspian	Africa	Corporate and other	Americas	Total
March 31, 2016	$(25,177)	$(6,179)	$(10,223)	$(576)	$(42,155)
Impairments	(8,706)	—	—	—	(8,706)
December 31, 2016	$(33,883)	$(6,179)	$(10,223)	$(576)	$(50,861)
We test goodwill for impairment on an annual basis or when events or changes in circumstances indicate that a potential impairment exists. For the purposes of performing an analysis of goodwill, we evaluate whether there are reporting units below the reporting segment we disclose for segment reporting purposes by assessing whether our regional management typically reviews results and whether discrete financial information exists at a lower level. Based on this review, we performed our analysis of goodwill for reporting units as of March 31, 2016 during which we impaired a portion of the goodwill for Eastern Airways of $13.1 million reflected in our loss on impairment in our statement of operations for fiscal year 2016.
As of December 31, 2016, prior to any impairments being recorded, we had $27.5 million of goodwill, including $8.7 million of goodwill related to Eastern Airways, within our Europe Caspian region, and $18.8 million of goodwill related to Airnorth, within our Asia Pacific region. During the three months ended December 31, 2016, we noted an overall reduction in expected operating results for Eastern Airways from the downturn in the oil and gas market driven by reduced crude oil prices and performed an interim impairment test of goodwill for Eastern Airways. Based on this factor, we concluded that the fair value of our goodwill for Eastern Airways could have fallen below its carrying value and that an interim period analysis of goodwill was required. We performed the interim impairment test of goodwill for Eastern Airways as of December 31, 2016, noting that the estimated fair value of Eastern Airways was below its carrying value, resulting in an impairment of all of the remaining goodwill related to Eastern Airways and a loss of $8.7 million reflected in our results for the three and nine months ended December 31, 2016. We did not have any triggering events to test Airnorth for impairment as of December 31, 2016.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

We estimated the implied fair value of Eastern Airways using a variety of valuation methods, including the income and market approaches. The determination of estimated fair value required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of the reporting units, such as projected demand for our services and rates.
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
For purposes of the goodwill impairment test, we calculated Eastern Airways’ estimated fair value as the average of the values calculated under the income approach and the market approach.
Other Intangible Assets
Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values. Intangible assets by type were as follows (in thousands):

	Client contracts	Client relationships	Trade name and trademarks	Internally developed software	Licenses	Total

	Gross Carrying Amount
March 31, 2016	$8,170	$12,779	$5,008	$1,149	$752	$27,858
Foreign currency translation	(6)	(122)	(584)	(94)	(6)	(812)
December 31, 2016	$8,164	$12,657	$4,424	$1,055	$746	$27,046

	Accumulated Amortization
March 31, 2016	$(8,062)	$(10,600)	$(636)	$(480)	$(601)	$(20,379)
Amortization expense	(82)	(353)	(202)	(152)	(42)	(831)
December 31, 2016	$(8,144)	$(10,953)	$(838)	$(632)	$(643)	$(21,210)

Weighted average remaining contractual life, in years	0.1	3.4	8.9	1.4	1.2	4.1
Future amortization expense of intangible assets for each of the years ending March 31 are as follows (in thousands):

2017	$209
2018	825
2019	704
2020	433
2021	433
Thereafter	3,232
$5,836
The Bristow Norway and Eastern Airways acquisitions, completed in October 2008 and February 2014, respectively, included in our Europe Caspian region, resulted in intangible assets for client contracts, client relationships, trade names and trademarks, internally developed software and licenses. The Airnorth acquisition completed in January 2015, included in our Asia Pacific

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

region, resulted in intangible assets for client contracts, client relationships and trade name and trademarks. As of December 31, 2016, we tested the remaining intangible assets for Eastern Airways for trade name and trademarks and internally developed software. We determined that the fair value was above carrying value and no impairment was required as of December 31, 2016.
Other Assets
As of December 31 and March 31, 2016, other assets included the long-term portion of contract acquisition and pre-operating costs totaling $49.8 million and $55.1 million, respectively, related to the SAR contracts in the U.K. and a client contract in Norway, which are recoverable under the contract and will be expensed over the terms of the contracts.
Property and Equipment and Assets Held for Sale

During the three and nine months ended December 31, 2016 and 2015, we made capital expenditures as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Number of aircraft delivered:
Medium	—	—	5	1
Large	—	2	—	2
SAR aircraft	1	6	2	8
Total aircraft	1	8	7	11
Capital expenditures (in thousands):
Aircraft and related equipment (1)	$17,196	$165,394	$112,770	$276,547
Other	664	30,982	6,956	66,818
Total capital expenditures	$17,860	$196,376	$119,726	$343,365
_____________

(1)
During the three months ended December 31, 2015, we spent $136.8 million and during the nine months ended December 31, 2016 and 2015, we spent $66.8 million and $201.1 million, respectively, on progress payments for aircraft to be delivered in future periods. We did not make any progress payments for aircraft to be delivered in future periods for the three months ended December 31, 2016.

The following table presents details on the aircraft sold or disposed of and impairments on assets held for sale during the three and nine months ended December 31, 2016 and 2015:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015

	(In thousands, except for number of aircraft)

Number of aircraft sold or disposed of	3	3	9	16
Proceeds from sale or disposal of assets	$2,525	$3,045	$14,344	$19,152
Loss from sale or disposal of assets (1)	$674	$2,154	$1,717	$1,825

Number of aircraft impaired	1	—	13	11
Impairment charges on aircraft held for sale (1)	$200	$—	$11,360	$22,031
_____________

(1)	Included in gain (loss) on disposal of assets on our condensed consolidated statements of operations.
During the three months ended December 31, 2016 and 2015, we recorded accelerated depreciation of $1.1 million and $5.0 million on five and 21 aircraft, respectively, and during the nine months ended December 31, 2016 and 2015, we recorded accelerated depreciation of $9.3 million and $22.4 million on 11 and 21 aircraft, respectively, as our management decided to exit these model types earlier than originally anticipated. We expect to record an additional $1.1 million in depreciation expense over the remainder of fiscal year 2017 relating to this change in fleet exit timing. As discussed in “— Loss on Impairment” above, during the three and nine months ended December 31, 2015, we noted an overall reduction in expected operating results due to the downturn in the oil and gas market driven by reduced crude oil prices. The impact on our results was reflected in an increase in the number of

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

idle aircraft and reduction in forecasted results across our global oil and gas helicopter operations, and was reflected in reduced operating revenue for our business for the nine months ended December 31, 2015, when excluding growth from the U.K. SAR contract and the addition of Airnorth. The reduction in demand for aircraft in the offshore energy market led to further impairment of older model aircraft classified in held for sale as of December 31, 2015.
Changes in our forecasted cash flows during the three months ended December 31, 2016 triggered a review of our oil and gas related property and equipment and Eastern Airways property and equipment for potential impairment. In accordance with Accounting Standard Codification 360-10-35, we estimate future undiscounted cash flows to test the recoverability of our property and equipment, which largely consists of our held for use aircraft. The determination of estimated future undiscounted cash flows required us to use significant unobservable inputs including assumptions related to projected demand for services and rates. We determined that the estimated future undiscounted cash flows were above the carrying value for our oil and gas related property and equipment and Eastern Airways property and equipment as of December 31, 2016 and no impairment was recorded on these assets. Future declines in operating performance or anticipated business outlook may reduce our estimated future undiscounted cash flows and result in impairment of our oil and gas related property and equipment or Eastern Airways property and equipment.
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
In August 2016, the FASB issued accounting guidance related to the statement of cash flows to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. We have not yet adopted this standard and are currently evaluating the effect this standard will have on our financial statements.
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
As of December 31, 2016, we had interests in four VIEs of which we were the primary beneficiary, which are described below, and had no interests in VIEs of which we were not the primary beneficiary. See Note 3 to the fiscal year 2016 Financial Statements for a description of other investments in significant affiliates.
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
In addition to our ownership of 49% of Bristow Aviation’s outstanding ordinary shares, in May 2004, we acquired eight million shares of deferred stock, essentially a subordinated class of stock with no voting rights, from Bristow Aviation for £1 per share ($14.4 million in total). We also have £91.0 million ($112.4 million) principal amount of subordinated unsecured loan stock (debt) of Bristow Aviation bearing interest at an annual rate of 13.5% and payable semi-annually. Payment of interest on such debt has been deferred since its incurrence in 1996. Deferred interest accrues at an annual rate of 13.5% and aggregated $1.8 billion as of December 31, 2016.
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
Furthermore, the call option provides a mechanism whereby the economic risk for the other investors is limited should the financial condition of Bristow Aviation deteriorate. The call option price is the nominal value of the ordinary shares held by the noncontrolling shareholders (£1.0 million as of December 31, 2016) plus an annual guaranteed rate of return less any prepayments of such call option price and any dividends paid on the shares concerned. We can elect to pre-pay the guaranteed return element of the call option price wholly or in part without exercising the call option. No dividends have been paid by Bristow Aviation. We have accrued the annual return due to the other shareholders at a rate of sterling LIBOR plus 3% (prior to May 2004, the rate was fixed at 12%) by recognizing noncontrolling interest expense on our condensed consolidated statements of operations, with a corresponding increase in noncontrolling interests on our condensed consolidated balance sheets. Prepayments of the guaranteed return element of the call option are reflected as a reduction in noncontrolling interests on our condensed consolidated balance sheets. The other investors have an option to put their shares in Bristow Aviation to us. The put option price is calculated in the same way as the call option price except that the guaranteed rate for the period to April 2004 was 10% per annum. If the put option is exercised, any pre-payments of the call option price are set off against the put option price.

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

	December 31, 2016	March 31, 2016
Assets
Cash and cash equivalents	$70,406	$62,773
Accounts receivable	549,783	565,223
Inventories	89,097	102,738
Prepaid expenses and other current assets	53,924	53,776
Total current assets	763,210	784,510
Investment in unconsolidated affiliates	3,575	4,676
Property and equipment, net	217,967	251,494
Goodwill	18,792	29,990
Other assets	73,857	82,443
Total assets	$1,077,401	$1,153,113
Liabilities
Accounts payable	$363,665	$521,563
Accrued liabilities	128,474	141,977
Accrued interest	1,840,368	1,698,360
Current maturities of long-term debt	14,063	10,322
Total current liabilities	2,346,570	2,372,222
Long-term debt, less current maturities	371,425	155,222
Accrued pension liabilities	49,291	70,107
Other liabilities and deferred credits	5,310	7,928
Deferred taxes	13,924	20,330
Redeemable noncontrolling interest	8,266	15,473
Total liabilities	$2,794,786	$2,641,282

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Revenue	$291,808	$355,036	$920,587	$1,119,169
Operating loss	(28,287)	(4,906)	(68,803)	(32,479)
Net loss	(44,999)	(66,425)	(214,336)	(210,140)
Bristow Helicopters Nigeria Ltd. — Bristow Helicopters Nigeria Ltd. (“BHNL”) is a joint venture in Nigeria in which Bristow Helicopters owned a 48% interest, a Nigerian company owned 100% by Nigerian employees owned a 50% interest and an employee trust fund owned the remaining 2% interest as of December 31, 2016. BHNL provides industrial aviation services to clients in Nigeria.
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
Note 3 — DEBT
Debt as of December 31 and March 31, 2016 consisted of the following (in thousands):

	December 31, 2016	March 31, 2016
6¼% Senior Notes due 2022	$401,535	$401,535
Term Loan	314,747	335,665
Term Loan Credit Facility	200,000	200,000
Revolving Credit Facility	190,000	144,000
Lombard debt	105,540	—
Airnorth debt	17,508	19,652
Eastern Airways debt	16,072	15,643
Other debt	25,286	24,394
Unamortized debt issuance costs	(9,020)	(8,917)
Total debt	1,261,668	1,131,972
Less short-term borrowings and current maturities of long-term debt	(271,461)	(60,394)
Total long-term debt	$990,207	$1,071,578
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
During the nine months ended December 31, 2016, we had borrowings of $243.9 million and made payments of $197.9 million under the Revolving Credit Facility. Additionally, we paid $21.0 million to reduce our borrowings under the Term Loan. As of December 31, 2016, we had $0.6 million in letters of credit outstanding under the Revolving Credit Facility.
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
Lombard Debt — On November 11, 2016, certain of our subsidiaries entered into two, seven-year British pound sterling denominated secured equipment financings for an aggregate $200 million U.S. dollar equivalent with Lombard North Center Plc, part of the Royal Bank of Scotland. In December 2016, the first loan amount of $109.9 million (GBP 89.1 million) funded and the borrower prepaid a portion of the scheduled principal payments totaling $4.5 million (GBP 3.7 million). Therefore, as of December 31, 2016, we had $105.5 million (GBP 85.4 million) in long-term debt related to this facility at a borrowing rate of 2.48%. The proceeds from the financing were used to finance the purchase by the borrower thereunder of three SAR aircraft utilized for our U.K. SAR contract from a subsidiary. In January 2017, the second loan in the amount of $90.1 million (GBP $72.4 million) funded. The proceeds from this financing were used to finance the purchase by the borrower thereunder of five SAR aircraft utilized for our U.K. SAR contract from a subsidiary. The borrowers’ respective obligations under the financings are guaranteed by the Company, and each financing is secured by the aircraft purchased by the applicable borrower with the proceeds of its loan. The covenants contained in the financings are effective, and the collateral and guarantees were provided, upon the funding of the financings. Borrowings under the financings bear interest at an interest rate equal to the ICE Benchmark Administration Limited LIBOR (or the successor thereto) plus 2.25% per annum. The financing which funded in December 2016 matures in December 2023 and the financing which funded in January 2017 matures in January 2024.
Macquarie Credit Agreement — On February 1, 2017, one of our wholly-owned subsidiaries entered into a term loan credit agreement for a $200 million five-year secured equipment financing with Macquarie Bank Limited. In conjunction with closing and funding under such term loan, we have agreed to lease five helicopters for up to five years (the “Leased Aircraft”) from Wells Fargo Bank Northwest, N.A., acting as owner trustee for Macquarie Aerospace Inc., an affiliate of Macquarie Bank Limited. The borrower's obligations under the credit agreement will be guaranteed by the Company and secured by 20 oil and gas aircraft. The financing is expected to fund no later than March 31, 2017. The lenders are not obligated to fund until the completion of certain customary conditions for this type of facility, as well as the borrower taking delivery of certain of the leased aircraft. Borrowings under the financing bear interest at an interest rate equal to the ICE Benchmark Administration Limited LIBOR (or the successor thereto) plus 5.35% per annum. The proceeds from the financing are expected to be used to repay amounts due under our existing term loans.
GE Commitment Letter — On February 2, 2017, we executed a commitment letter for an approximate six-year, $230 million secured equipment financing with PK Transportation Finance Ireland Limited, a part of GE Capital Aviation Services (“GECAS”). As part of this financing, which is subject to entering into definitive agreements, Milestone Aviation Group Limited (“Milestone”), a GECAS company, will defer up to $25 million in lease rentals on certain Airbus H225 assets on lease to us. The financing will be secured by 20 oil and gas aircraft. Borrowings under the financing bear interest at an interest rate equal to the ICE Benchmark Administration Limited LIBOR (or the successor thereto) plus 5% per annum. We expect this financing to fund no later than June 30, 2017. The proceeds from the financing are expected to be used to repay amounts due under our existing bank indebtedness. As part of executing the commitment letter, we will extend three Sikorsky S-92 leases by two years each with Milestone.
Other Debt — Other debt includes borrowings for an aircraft purchase payment totaling $9.3 million with an interest rate of 3.5% due in January 2017 and amounts payable relating to the third year earn-out payment for our investment in Cougar Helicopters Inc. (“Cougar”) totaling $15.8 million due in April 2017.

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
The following table summarizes the assets as of December 31, 2016, valued at fair value on a non-recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2016	Total Loss for the Three Months Ended December 31, 2016	Total Loss for the Nine Months Ended December 31, 2016
Inventories	$—	$46,654	$—	$46,654	$—	$(7,572)
Assets held for sale	—	37,635	—	37,635	(200)	(11,360)
Goodwill	—	—	18,793	18,793	(8,706)	(8,706)
Total assets	$—	$84,289	$18,793	$103,082	$(8,906)	$(27,638)
The following table summarizes the assets as of December 31, 2015, valued at fair value on a non-recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2015	Total Loss for the Three Months Ended December 31, 2015	Total Loss for the Nine Months Ended December 31, 2015
Inventories	$—	$8,871	$—	$8,871	$—	$(5,439)
Assets held for sale	—	52,916	—	52,916	—	(22,031)
Goodwill	—	—	52,530	52,530	—	(22,274)
Total assets	$—	$61,787	$52,530	$114,317	$—	$(49,744)
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
The fair value of assets held for sale using Level 2 inputs is determined through evaluation of expected sales proceeds for aircraft. This analysis includes estimates based on historical experience with sales, recent transactions involving similar assets, quoted market prices for similar assets and condition and location of aircraft to be sold or otherwise disposed of. The loss for the three and nine months ended December 31, 2016 related to one and 13 aircraft held for sale, respectively, and the loss for the nine months ended December 31, 2015 related to 11 aircraft held for sale.

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
Recurring Fair Value Measurements
The following table summarizes the financial instruments we had as of December 31, 2016, valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2016	Balance Sheet Classification
Rabbi Trust investments	$2,601	$—	$—	$2,601	Other assets
Total assets	$2,601	$—	$—	$2,601

Contingent consideration: (1)
Current	$—	$—	$7,137	$7,137	Contingent consideration
Total liabilities	$—	$—	$7,137	$7,137
______________

(1)	Relates to the acquisition of Airnorth totaling $7.1 million. For further details on Airnorth, see Note 2 to the fiscal year 2016 Financial Statements.
The following table summarizes the financial instruments we had as of March 31, 2016, valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2016	Balance Sheet Classification
Rabbi Trust investments	$2,990	$—	$—	$2,990	Other assets
Total assets	$2,990	$—	$—	$2,990

Contingent consideration: (1)
Current	$—	$—	$29,522	$29,522	Contingent consideration
Long-term	—	—	3,069	3,069	Other liabilities and deferred credits
Total liabilities	$—	$—	$32,591	$32,591
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table provides a rollforward of the contingent consideration liability Level 3 fair value measurements during the nine months ended December 31, 2016 (in thousands):

Significant Unobservable Inputs (Level 3)
Balance as of March 31, 2016	$32,591
Change in fair value of contingent consideration	546
Payment of Cougar third year earn-out	(10,000)
Reclass of remaining Cougar third year earn-out to short-term borrowings and other accrued liabilities	(16,000)
Balance as of December 31, 2016	$7,137
We assess the estimated fair value of the contractual obligation to pay the contingent consideration on a quarterly basis and any changes in estimated fair value are recorded as accretion expense included in depreciation and amortization on our condensed consolidated statements of operations. Fluctuations in the fair value of contingent consideration are impacted by two unobservable inputs, management’s estimate of the probability of Cougar or Airnorth achieving certain agreed performance targets and the estimated discount rate. As of December 31 and March 31, 2016, the discount rate approximated 4% for the contingent consideration related to Cougar and 2% for the contingent consideration related to Airnorth.
Fair Value of Debt
The fair value of our debt has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on quoted market prices. The carrying and fair value of our long-term debt, including the current portion and excluding unamortized debt issuance costs, are as follows (in thousands):

	December 31, 2016		March 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
6¼% Senior Notes	$401,535	$341,305	$401,535	$277,059
Term Loan	314,747	314,747	335,665	335,665
Term Loan Credit Facility	200,000	200,000	200,000	200,000
Revolving Credit Facility	190,000	190,000	144,000	144,000
Lombard debt	105,540	105,540	—	—
Airnorth debt	17,508	17,508	19,652	19,652
Eastern Airways debt	16,072	16,072	15,643	15,643
Other debt	25,286	25,286	24,394	24,394
	$1,270,688	$1,210,458	$1,140,889	$1,016,413
Other
The fair values of our cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of these items.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 5 — COMMITMENTS AND CONTINGENCIES
Aircraft Purchase Contracts — As shown in the table below, we expect to make additional capital expenditures over the next five fiscal years to purchase additional aircraft. As of December 31, 2016, we had 34 aircraft on order and options to acquire an additional four aircraft. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order will provide incremental fleet capacity in terms of revenue and operating income.

	Three Months Ending March 31, 2017	Fiscal Year Ending March 31,
		2018	2019	2020	2021 and thereafter(1)	Total
Commitments as of December 31, 2016: (2)
Number of aircraft:
Medium	—	5	—	—	—	5
Large	—	—	5	4	14	23
U.K. SAR	2	4	—	—	—	6
	2	9	5	4	14	34
Related expenditures (in thousands) (3)
Medium and large	$—	$2,263	$92,735	$72,133	$194,624	$361,755
U.K. SAR	4,633	58,208	—	—	—	62,841
	$4,633	$60,471	$92,735	$72,133	$194,624	$424,596
Options as of December 31, 2016:
Number of aircraft:
Large	—	2	2	—	—	4

Related expenditures (in thousands)(3)	$—	$43,088	$30,410	$—	$—	$73,498
_____________

(1)
Includes $83.7 million for five aircraft orders that can be cancelled prior to delivery dates. During the nine months ended December 31, 2016, we made non-refundable deposits of $4.5 million related to these aircraft.

(2)	Signed client contracts are currently in place that will utilize six of these U.K. SAR aircraft.

(3)	Includes progress payments on aircraft scheduled to be delivered in future periods.
The following chart presents an analysis of our aircraft orders and options during fiscal year 2017:

	Three Months Ended
	December 31, 2016		September 30, 2016		June 30, 2016
	Orders	Options	Orders	Options	Orders	Options
Beginning of period	35	6	36	10	36	14
Aircraft delivered	(1)	—	(6)	—	—	—
Aircraft ordered	—	—	5	—	—	—
Expired options	—	(2)	—	(4)	—	(4)
End of period	34	4	35	6	36	10
We periodically purchase aircraft for which we have no orders.
Operating Leases — We have non-cancelable operating leases in connection with the lease of certain equipment, land and facilities, including leases for aircraft. Rental expense incurred under all operating leases was $53.7 million and $52.2 million for the three months ended December 31, 2016 and 2015, respectively, and $156.9 million and $160.5 million for the nine months ended December 31, 2016 and 2015, respectively. Rental expense incurred under operating leases for aircraft was $47.9 million and $45.6 million for the three months ended December 31, 2016 and 2015, respectively, and $138.7 million and $139.5 million for the nine months ended December 31, 2016 and 2015, respectively.
The aircraft leases range from base terms of up to 180 months with renewal options of up to 240 months in some cases, include purchase options upon expiration and some include early purchase options. The leases contain terms customary in transactions of this type, including provisions that allow the lessor to repossess the aircraft and require us to pay a stipulated amount

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

if we default on our obligations under the agreements. The following is a summary of the terms related to aircraft leased under operating leases with original or remaining terms in excess of one year as of December 31, 2016:

End of Lease Term	Number of Aircraft
Three months ending March 31, 2017 to fiscal year 2018	19
Fiscal year 2019 to fiscal year 2021	57
Fiscal year 2022 to fiscal year 2025	17
93

Employee Agreements — Approximately 52% of our employees are represented by collective bargaining agreements and/or unions with 83% of these employees being represented by collective bargaining agreements and/or unions that have expired or will expire in one year. These agreements generally include annual escalations of up to 4%. Periodically, certain groups of our employees who are not covered by a collective bargaining agreement consider entering into such an agreement. We also have employment agreements with members of senior management.

Separation Programs — In March 2015 and May 2016, we offered voluntary separation programs (“VSPs”) to certain employees as part of our ongoing efforts to improve efficiencies and reduce costs. Additionally, beginning in March 2015, we initiated involuntary separation programs (“ISPs”) in certain regions. The expense related to the VSPs and ISPs for the three and nine months ended December 31, 2016 and 2015 is as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
VSP:
Direct cost	$179	$661	$1,624	$7,338
General and administrative	—	234	23	831
Total	$179	$895	$1,647	$8,169

ISP:
Direct cost	$464	$2,184	$5,360	$4,745
General and administrative	102	4,269	8,697	8,125
Total	$566	$6,453	$14,057	$12,870

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
Other Purchase Obligations — As of December 31, 2016, we had $55.5 million of other purchase obligations representing unfilled purchase orders for aircraft parts, commitments associated with upgrading facilities at our bases and non-cancelable power-by-the-hour maintenance commitments.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Other Matters — Although infrequent, aircraft accidents have occurred in the past, and the related losses and liability claims have been covered by insurance subject to deductible, self-insured retention and loss sensitive factors.
We became aware of an incident involving another operator of the Sikorsky S-92A in the North Sea in December 2016. The preliminary review suggests a reduction in tail rotor control authority. In response to an Alert Service Bulletin issued by Sikorsky shortly after the incident, on January 13, 2017, the Federal Aviation Administration issued an Emergency Airworthiness Directive (Emergency AD) to perform one-time and periodic inspections on the tail rotor pitch change shaft bearing assembly.  We acted immediately to ensure ongoing compliance with the Emergency AD across our global fleet. The other operator’s incident remains under investigation by the U.K. Air Accidents Investigation Branch. It is too early to determine whether or not any further action may be required or the impact of this on our future business, financial condition and results of operations.
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
In light of the October EASA Airworthiness Directive and UK CAA Statement, we are working with local regulators, Airbus, HeliOffshore and our clients to carefully evaluate our next steps for the H225 model aircraft in both our oil and gas and SAR operations in Norway, the United Kingdom and Australia. We do not currently have any AS332L2 model aircraft in our fleet. Until we are confident that the H225 model aircraft can be operated safely, we will continue to suspend all operation of its H225 model aircraft, including for SAR and training.
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
A loss contingency is reasonably possible if the contingency has a more than remote but less than probable chance of occurring. Although management believes that there is no clear requirement to pay amounts at this time and that positions exist suggesting that no further amounts are currently due, it is reasonably possible that a loss could occur for which we have estimated a maximum loss at December 31, 2016 to be approximately $5 million to $7 million.
We are a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.
Note 6 — TAXES
In accordance with GAAP, we estimate the full-year effective tax rate from continuing operations and apply this rate to our year-to-date income from continuing operations. In addition, we separately calculate the tax impact of unusual or infrequent items, if any. The tax impacts of such unusual or infrequent items are treated discretely in the quarter in which they occur. Our effective tax rate was 12.0% and 73.0% during the three months ended December 31, 2016 and 2015, respectively, and 10.2% and (27.7)% during the nine months ended December 31, 2016 and 2015, respectively. The effective tax rate for the three and nine months ended December 31, 2016 was impacted by valuation allowances against future realization of foreign tax credits. Additionally, we continue to value against net operating losses in certain foreign jurisdictions.
The relationship between our provision for or benefit from income taxes and our pre-tax book income can vary significantly from period to period considering, among other factors, (a) the overall level of pre-tax book income, (b) changes in the blend of income that is taxed based on gross revenues or at high effective tax rates versus pre-tax book income or at low effective tax rates and (c) our geographical blend of pre-tax book income. Consequently, our income tax expense does not change proportionally with our pre-tax book income. Significant decreases in our pre-tax book income typically result in higher effective tax rates, while significant increases in pre-tax book income can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above. The increase in our effective tax rate excluding discrete items for the three and nine months ended December 31, 2016 compared to the three and nine months ended December 31, 2015 primarily related to an increase in the blend of earnings taxed in relatively high taxed jurisdictions versus low taxed jurisdictions. Additionally, we increased our valuation allowance by $3.7 million and $9.5 million for the three months ended December 31, 2016 and 2015, respectively, and $19.3 million and $15.0 million for the nine months ended December 31, 2016 and 2015, respectively, which also increased our effective tax rate.
As of December 31, 2016, there were $1.3 million of unrecognized tax benefits, all of which would have an impact on our effective tax rate if recognized.
Note 7 — EMPLOYEE BENEFIT PLANS
Pension Plans
The following table provides a detail of the components of net periodic pension cost (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Service cost for benefits earned during the period	$1,696	$2,349	$5,450	$7,121
Interest cost on pension benefit obligation	4,139	5,119	13,297	15,515
Expected return on assets	(5,601)	(6,871)	(17,992)	(20,826)
Amortization of unrecognized losses	1,699	2,110	5,454	6,395
Net periodic pension cost	$1,933	$2,707	$6,209	$8,205
The current estimate of our cash contributions required for fiscal year 2017 for our pension plans to be paid in fiscal year 2017 is $17.8 million, of which $12.6 million was paid during the nine months ended December 31, 2016.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Incentive Compensation
Stock–based awards are currently made under the Bristow Group Inc. 2007 Long-Term Incentive Plan (the “2007 Plan”). A maximum of 10,646,729 shares of common stock, par value $.01 per share (“Common Stock”), are reserved. Awards granted under the 2007 Plan may be in the form of stock options, stock appreciation rights, shares of restricted stock, other stock-based awards (payable in cash or Common Stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants. As of December 31, 2016, 4,326,151 shares remained available for grant under the 2007 Plan.
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
Total stock-based compensation expense, which includes stock options and restricted stock, totaled $3.3 million and $6.3 million for the three months ended December 31, 2016 and 2015, respectively, and $9.5 million and $16.6 million for the nine months ended December 31, 2016 and 2015, respectively. Stock-based compensation expense has been allocated to our various regions.
During the nine months ended December 31, 2016, we awarded 642,753 shares of restricted stock at an average grant date fair value of $10.21 per share. Also during the nine months ended December 31, 2016, 1,024,168 stock options were granted. The following table shows the assumptions used to compute the stock-based compensation expense for stock options granted during the nine months ended December 31, 2016:

Risk free interest rate	1.07%
Expected life (years)	5
Volatility	46.75%
Dividend yield	2.74%
Weighted average exercise price of options granted	$16.21 per option
Weighted average grant-date fair value of options granted	$2.16 per option
Performance cash awards vest and pay out in cash three years after the date of grant at varying levels depending on our performance in Total Shareholder Return against a peer group of companies. These awards were designed to tie a significant portion of total compensation to performance. One of the effects of this type of compensation is that it requires liability accounting which can result in volatility in earnings. The liability recorded for these awards as of December 31 and March 31, 2016 was $12.7 million and $15.8 million, respectively, and represents an accrual based on the fair value of the awards on those dates. The decrease in the liability during the nine months ended December 31, 2016 resulted from the payout in June 2016 of the awards granted in June 2013, partially offset by the value of the new awards granted in June 2016. Any changes in fair value of the awards in future quarters will increase or decrease the liability and impact results in those periods. The effect, either positive or negative, on future period earnings can vary based on factors including changes in our stock price or the stock prices of the peer group companies, as well as changes in other market and company-specific assumptions that are factored into the calculation of fair value of the performance cash awards.
Compensation related to the performance cash awards recorded as an expense of $3.1 million and $2.8 million during the three months ended December 31, 2016 and 2015, respectively, and an expense of $5.6 million and $4.5 million during the nine months ended December 31, 2016 and 2015, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 8 — DIVIDENDS, SHARE REPURCHASES, EARNINGS PER SHARE AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Dividends
On February 1, 2017, our board of directors approved a dividend of $0.07 per share of Common Stock, payable on March 15, 2017 to shareholders of record on March 1, 2017. See discussion of our dividends in Note 10 to our fiscal year 2016 Financial Statements. The declaration of future dividends is at the discretion of our board of directors and subject to our results of operations, financial condition, cash requirements and other factors and restrictions under applicable law and our debt instruments.
Share Repurchases
We did not repurchase any shares during the nine months ended December 31, 2016 and 2015. As of December 31, 2016, our $150.0 million of remaining repurchase authority had expired. In addition, covenants in our credit agreements restrict our ability to repurchase our Common Stock. For additional information on our repurchases of Common Stock, see “Share Repurchases” in Note 10 to the fiscal year 2016 Financial Statements.
Earnings per Share
Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per common share excludes options to purchase shares and restricted stock awards, which were outstanding during the period but were anti-dilutive, as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Options:
Outstanding	2,150,235	1,182,210	1,720,164	1,131,668
Weighted average exercise price	$28.51	$63.83	$32.90	$63.30
Restricted stock awards:
Outstanding	404,772	175,578	486,340	265,128
Weighted average price	$15.06	$58.17	$27.92	$41.67

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Net income (loss) available to common stockholders (in thousands):
Income (loss) available to common stockholders – basic	$(21,927)	$3,202	$(92,496)	$(48,685)
Interest expense on assumed conversion of 3% Convertible Senior Notes, net of tax (1)	—	—	—	—
Income (loss) available to common stockholders – diluted	$(21,927)	$3,202	$(92,496)	$(48,685)
Shares:
Weighted average number of common shares outstanding – basic	35,095,240	34,936,937	35,021,463	34,884,529
Assumed conversion of 3% Convertible Senior Notes outstanding during the period (1)	—	—	—	—
Net effect of dilutive stock options and restricted stock awards based on the treasury stock method	—	366,301	—	—
Weighted average number of common shares outstanding – diluted	35,095,240	35,303,238	35,021,463	34,884,529

Basic income (loss) per common share	$(0.62)	$0.09	$(2.64)	$(1.40)
Diluted income (loss) per common share	$(0.62)	$0.09	$(2.64)	$(1.40)
_____________

(1)
Diluted earnings per common share for the three and nine months ended December 31, 2015 excludes potentially dilutive shares determined pursuant to a specified formula initially issuable upon the conversion of our 3% Convertible Senior Notes. The 3% Convertible Senior Notes were convertible, under certain circumstances, using a net share settlement process, into a combination of cash and our Common Stock. As of December 31, 2015, we had repurchased the $115.0 million principal amount of our 3% Convertible Senior Notes. Prior to the purchase, upon conversion of a note, the holder would have received cash equal to the principal amount of the note and Common Stock to the extent of the note’s conversion value in excess of such principal amount. In addition, if at the time of conversion the applicable price of our Common Stock exceeded the base conversion price, holders would have received additional shares of our Common Stock per $1,000 principal amount of notes, as determined pursuant to a specified formula. Such shares did not impact our calculation of diluted earnings per share for the three and nine months ended December 31, 2015 as our average stock price during these periods did not meet or exceed the conversion requirements.

Accumulated Other Comprehensive Income
The following table sets forth the changes in the balances of each component of accumulated other comprehensive income:

	Currency Translation Adjustments	Pension Liability Adjustments (1)	Total
Balance as of March 31, 2016	$(67,365)	$(222,454)	$(289,819)
Other comprehensive income before reclassification	(37,122)	—	(37,122)
Reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	(37,122)	—	(37,122)
Foreign exchange rate impact	(46,324)	46,324	—
Balance as of December 31, 2016	$(150,811)	$(176,130)	$(326,941)
_____________

(1)	Reclassification of amounts related to pension liability adjustments are included as a component of net periodic pension cost.

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
The following tables show region information for the three and nine months ended December 31, 2016 and 2015 and as of December 31 and March 31, 2016, where applicable, reconciled to consolidated totals, and prepared on the same basis as our condensed consolidated financial statements (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Region gross revenue from external clients:
Europe Caspian	$179,632	$208,852	$566,290	$657,299
Africa	50,516	63,287	156,422	207,501
Americas	52,362	70,826	166,651	219,284
Asia Pacific	52,857	73,598	167,256	232,677
Corporate and other	2,076	3,324	7,689	17,033
Total region gross revenue	$337,443	$419,887	$1,064,308	$1,333,794
Intra-region gross revenue:
Europe Caspian	$1,278	$302	$5,308	$1,379
Africa	—	—	—	2
Americas	977	1,406	2,939	6,778
Asia Pacific	—	—	1	2
Corporate and other	38	400	317	1,844
Total intra-region gross revenue	$2,293	$2,108	$8,565	$10,005
Consolidated gross revenue reconciliation:
Europe Caspian	$180,910	$209,154	$571,598	$658,678
Africa	50,516	63,287	156,422	207,503
Americas	53,339	72,232	169,590	226,062
Asia Pacific	52,857	73,598	167,257	232,679
Corporate and other	2,114	3,724	8,006	18,877
Intra-region eliminations	(2,293)	(2,108)	(8,565)	(10,005)
Total consolidated gross revenue	$337,443	$419,887	$1,064,308	$1,333,794

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Earnings from unconsolidated affiliates, net of losses – equity method investments:
Europe Caspian	$125	$93	$241	$345
Americas	831	7,556	4,954	(1,760)
Corporate and other	(190)	—	(461)	—
Total earnings (loss) from unconsolidated affiliates, net of losses – equity method investments	$766	$7,649	$4,734	$(1,415)

Consolidated operating income (loss) reconciliation:
Europe Caspian	$(303)	$26,986	$18,468	$56,243
Africa	10,441	4,377	19,954	24,903
Americas	2,226	22,797	5,790	30,283
Asia Pacific	(9,012)	458	(24,480)	4,783
Corporate and other	(21,575)	(30,387)	(78,869)	(95,278)
Loss on disposal of assets	(874)	(2,154)	(13,077)	(23,856)
Total consolidated operating income (loss)	$(19,097)	$22,077	$(72,214)	$(2,922)

Depreciation and amortization:
Europe Caspian	$11,185	$8,912	$33,594	$29,889
Africa	4,007	8,581	12,680	24,274
Americas	7,060	7,797	25,669	28,523
Asia Pacific	4,973	4,268	13,586	17,445
Corporate and other	2,543	2,762	7,525	6,722
Total depreciation and amortization (1)	$29,768	$32,320	$93,054	$106,853

	December 31, 2016	March 31, 2016
Identifiable assets:
Europe Caspian	$981,364	$1,067,647
Africa	424,590	304,081
Americas	840,101	884,455
Asia Pacific	394,544	426,677
Corporate and other	490,510	580,085
Total identifiable assets (2)	$3,131,109	$3,262,945

Investments in unconsolidated affiliates – equity method investments:
Europe Caspian	$214	$298
Americas	196,935	183,990
Corporate and other	3,362	4,378
Total investments in unconsolidated affiliates – equity method investments	$200,511	$188,666
_____________

(1)
Includes accelerated depreciation expense of $1.1 million during the three months ended December 31, 2016 related to aircraft where management made the decision to exit these model types earlier than originally anticipated in our Africa region. Includes accelerated depreciation expense of $5.0 million during the three months ended December 31, 2015 related to aircraft where management made the decision to exit these model types earlier than originally anticipated in our Africa region. Includes accelerated depreciation expense of $9.3 million during the nine months ended December 31, 2016 related to aircraft where management made the decision to exit these model types earlier than originally anticipated in our Europe, Americas and Africa regions of $0.4 million, $3.9 million and $5.0 million, respectively. Includes accelerated depreciation expense of $22.4 million during nine months ended December 31, 2015 related to aircraft where management made the decision to exit these model types earlier than originally anticipated in our Americas, Africa and Asia Pacific regions of $4.5 million, $11.6 million and $6.3 million, respectively. For further details, see Note 1.

(2)
Includes $228.8 million and $307.4 million of construction in progress within property and equipment on our condensed consolidated balance sheets as of December 31 and March 31, 2016, respectively, which primarily represents progress payments on aircraft to be delivered in future periods.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 10 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
In connection with the issuance of the 6¼% Senior Notes and the 3% Convertible Senior Notes (which we repurchased during the nine months ended December 31, 2015), certain of our U.S. subsidiaries (the “Guarantor Subsidiaries”) fully, unconditionally, jointly and severally guaranteed the payment obligations under these notes. As part of the Eighth Amendment to our Amended and Restated Credit Agreement, Bristow Academy, Inc. became a Guarantor Subsidiary. Therefore, Bristow Academy, Inc. is presented as a Guarantor Subsidiary for the three and nine months ended December 31, 2016 and as of December 31, 2016 in the following supplemental condensed consolidating financial statements. The following supplemental financial information sets forth, on a consolidating basis, the balance sheet, statement of operations, comprehensive income and cash flow information for Bristow Group Inc. (“Parent Company Only”), for the Guarantor Subsidiaries and for our other subsidiaries (the “Non-Guarantor Subsidiaries”). We have not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Operations
Three Months Ended December 31, 2016

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue:
Gross revenue	$—	$39,558	$297,885	$—	$337,443
Intercompany revenue	—	29,799	—	(29,799)	—
	—	69,357	297,885	(29,799)	337,443
Operating expense:
Direct cost and reimbursable expense	703	45,794	226,052	—	272,549
Intercompany expenses	—	—	29,799	(29,799)	—
Depreciation and amortization	2,233	10,942	16,593	—	29,768
General and administrative	13,897	5,841	25,671	—	45,409
	16,833	62,577	298,115	(29,799)	347,726

Loss on impairment	—	—	(8,706)	—	(8,706)
Gain (loss) on disposal of assets	—	(361)	(513)	—	(874)
Earnings from unconsolidated affiliates, net of losses	4,562	—	765	(4,561)	766
Operating income (loss)	(12,271)	6,419	(8,684)	(4,561)	(19,097)
Interest expense, net	(11,525)	(42)	(612)	—	(12,179)
Other income (expense), net	497	1,666	(495)	—	1,668

Income (loss) before (provision) benefit for income taxes	(23,299)	8,043	(9,791)	(4,561)	(29,608)
Allocation of consolidated income taxes	1,386	(1,138)	3,312	—	3,560
Net income (loss)	(21,913)	6,905	(6,479)	(4,561)	(26,048)
Net (income) loss attributable to noncontrolling interests	(13)	—	4,134	—	4,121
Net income (loss) attributable to Bristow Group	$(21,926)	$6,905	$(2,345)	$(4,561)	$(21,927)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Operations
Nine Months Ended December 31, 2016

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue:
Gross revenue	$—	$127,414	$936,894	$—	$1,064,308
Intercompany revenue	—	78,413	—	(78,413)	—
	—	205,827	936,894	(78,413)	1,064,308
Operating expense:
Direct cost and reimbursable expense	72	142,270	727,270	—	869,612
Intercompany expenses	—	—	78,413	(78,413)	—
Depreciation and amortization	6,549	38,728	47,777	—	93,054
General and administrative	51,643	18,921	78,714	—	149,278
	58,264	199,919	932,174	(78,413)	1,111,944

Loss on impairment	—	(4,761)	(11,517)	—	(16,278)
Gain (loss) on disposal of assets	—	(11,936)	(1,141)	—	(13,077)
Earnings from unconsolidated affiliates, net of losses	(17,861)	—	4,733	17,905	4,777
Operating income (loss)	(76,125)	(10,789)	(3,205)	17,905	(72,214)
Interest expense, net	(31,757)	(1,070)	(1,706)	—	(34,533)
Other income (expense), net	1,249	3,312	(6,079)	—	(1,518)
Loss before (provision) benefit for income taxes	(106,633)	(8,547)	(10,990)	17,905	(108,265)
Allocation of consolidated income taxes	14,178	(4,870)	1,730	—	11,038
Net income (loss)	(92,455)	(13,417)	(9,260)	17,905	(97,227)
Net (income) loss attributable to noncontrolling interests	(40)	—	4,771	—	4,731
Net income (loss) attributable to Bristow Group	$(92,495)	$(13,417)	$(4,489)	$17,905	$(92,496)

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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended December 31, 2016

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net income (loss)	$(21,913)	$6,905	$(6,479)	$(4,561)	$(26,048)
Other comprehensive loss:
Currency translation adjustments	—	—	(11,792)	(7,104)	(18,896)
Total comprehensive income (loss)	(21,913)	6,905	(18,271)	(11,665)	(44,944)

Net (income) loss attributable to noncontrolling interests	(13)	—	4,134	—	4,121
Currency translation adjustments attributable to noncontrolling interests	—	—	(687)	—	(687)
Total comprehensive (income) loss attributable to noncontrolling interests	(13)	—	3,447	—	3,434
Total comprehensive income (loss) attributable to Bristow Group	$(21,926)	$6,905	$(14,824)	$(11,665)	$(41,510)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
Nine Months Ended December 31, 2016

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net income (loss)	$(92,455)	$(13,417)	$(9,260)	$17,905	$(97,227)
Other comprehensive income (loss):
Currency translation adjustments	—	—	196,442	(227,912)	(31,470)
Total comprehensive income (loss)	(92,455)	(13,417)	187,182	(210,007)	(128,697)

Net (income) loss attributable to noncontrolling interests	(40)	—	4,771	—	4,731
Currency translation adjustments attributable to noncontrolling interests	—	—	(5,652)	—	(5,652)
Total comprehensive income attributable to noncontrolling interests	(40)	—	(881)	—	(921)
Total comprehensive income (loss) attributable to Bristow Group	$(92,495)	$(13,417)	$186,301	$(210,007)	$(129,618)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended December 31, 2015

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net income (loss)	$3,216	$12,724	$(13,168)	$796	$3,568
Other comprehensive income (loss):
Currency translation adjustments	(31,902)	—	23,556	4,707	(3,639)
Total comprehensive income (loss)	(28,686)	12,724	10,388	5,503	(71)

Net income attributable to noncontrolling interests	(14)	—	(352)	—	(366)
Currency translation adjustments attributable to noncontrolling interests	—	—	(605)	—	(605)
Total comprehensive income attributable to noncontrolling interests	(14)	—	(957)	—	(971)
Total comprehensive income (loss) attributable to Bristow Group	(28,700)	12,724	9,431	5,503	(1,042)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
Nine Months Ended December 31, 2015

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net income (loss)	$(47,145)	$6,203	$(93,022)	$90,223	$(43,741)
Other comprehensive income (loss):
Currency translation adjustments	(38,773)	—	63,859	(33,067)	(7,981)
Total comprehensive income (loss)	(85,918)	6,203	(29,163)	57,156	(51,722)

Net income attributable to noncontrolling interests	(42)	—	(3,404)	—	(3,446)
Currency translation adjustments attributable to noncontrolling interests	—	—	(34)	—	(34)
Total comprehensive income attributable to noncontrolling interests	(42)	—	(3,438)	—	(3,480)
Total comprehensive income (loss) attributable to Bristow Group	(85,960)	6,203	(32,601)	57,156	(55,202)
Accretion of redeemable noncontrolling interests	—	—	(1,498)	—	(1,498)
Total comprehensive income (loss) attributable to common stockholders	$(85,960)	$6,203	$(34,099)	$57,156	$(56,700)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Balance Sheet
As of December 31, 2016

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,397	$—	$71,709	$(2,947)	$71,159
Accounts receivable	570,910	642,332	420,565	(1,417,401)	216,406
Inventories	—	35,261	89,097	—	124,358
Assets held for sale	—	33,780	3,855	—	37,635
Prepaid expenses and other current assets	2,565	(1,852)	51,435	—	52,148
Total current assets	575,872	709,521	636,661	(1,420,348)	501,706
Intercompany investment	2,524,982	104,435	124,801	(2,754,218)	—
Investment in unconsolidated affiliates	—	—	206,797	—	206,797
Intercompany notes receivable	126,159	13,786	3,600	(143,545)	—
Property and equipment—at cost:
Land and buildings	4,842	63,932	162,247	—	231,021
Aircraft and equipment	152,131	1,093,653	1,371,683	—	2,617,467
	156,973	1,157,585	1,533,930	—	2,848,488
Less: Accumulated depreciation and amortization	(29,157)	(256,037)	(300,627)	—	(585,821)
	127,816	901,548	1,233,303	—	2,262,667
Goodwill	—	—	18,793	—	18,793
Other assets	38,973	2,306	99,867	—	141,146
Total assets	$3,393,802	$1,731,596	$2,323,822	$(4,318,111)	$3,131,109

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$365,253	$619,569	$417,657	$(1,322,577)	$79,902
Accrued liabilities	13,978	38,677	139,392	(16,654)	175,393
Current deferred taxes	(1,332)	(4,403)	5,735	—	—
Short-term borrowings and current maturities of long-term debt	230,353	1,926	39,182	—	271,461
Contingent consideration	—	—	7,137	—	7,137
Total current liabilities	608,252	655,769	609,103	(1,339,231)	533,893
Long-term debt, less current maturities	868,180	102,656	19,371	—	990,207
Intercompany notes payable	—	89,038	136,826	(225,864)	—
Accrued pension liabilities	—	—	49,291	—	49,291
Other liabilities and deferred credits	10,092	6,325	10,039	—	26,456
Deferred taxes	132,721	5,380	11,860	—	149,961
Redeemable noncontrolling interest	—	—	8,267	—	8,267
Stockholders’ investment:
Common stock	378	20,028	115,317	(135,345)	378
Additional paid-in-capital	807,046	29,387	284,048	(313,435)	807,046
Retained earnings	1,072,411	823,013	821,938	(1,644,951)	1,072,411
Accumulated other comprehensive income (loss)	78,306	—	254,038	(659,285)	(326,941)
Treasury shares	(184,796)	—	—	—	(184,796)
Total Bristow Group stockholders’ investment	1,773,345	872,428	1,475,341	(2,753,016)	1,368,098
Noncontrolling interests	1,212	—	3,724	—	4,936
Total stockholders’ investment	1,774,557	872,428	1,479,065	(2,753,016)	1,373,034
Total liabilities, redeemable noncontrolling interests and stockholders’ investment	$3,393,802	$1,731,596	$2,323,822	$(4,318,111)	$3,131,109

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Balance Sheet
As of March 31, 2016

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$35,241	$3,393	$65,676	$—	$104,310
Accounts receivable	768,641	353,729	373,963	(1,247,016)	249,317
Inventories	—	37,185	105,318	—	142,503
Assets held for sale	—	38,771	5,012	—	43,783
Prepaid expenses and other current assets	5,048	(1,843)	49,978	—	53,183
Total current assets	808,930	431,235	599,947	(1,247,016)	593,096
Intercompany investment	2,207,516	104,435	145,168	(2,457,119)	—
Investment in unconsolidated affiliates	—	—	194,952	—	194,952
Intercompany notes receivable	153,078	13,787	3,600	(170,465)	—
Property and equipment—at cost:
Land and buildings	4,776	63,976	184,346	—	253,098
Aircraft and equipment	137,751	1,142,829	1,289,997	—	2,570,577
	142,527	1,206,805	1,474,343	—	2,823,675
Less: Accumulated depreciation and amortization	(23,556)	(238,644)	(278,223)	—	(540,423)
	118,971	968,161	1,196,120	—	2,283,252
Goodwill	—	—	29,990	—	29,990
Other assets	48,190	743	112,722	—	161,655
Total assets	$3,336,685	$1,518,361	$2,282,499	$(3,874,600)	$3,262,945

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$208,230	$475,118	$296,860	$(883,242)	$96,966
Accrued liabilities	26,886	31,371	401,031	(257,683)	201,605
Current deferred taxes	88	1,914	(121)	—	1,881
Short-term borrowings and current maturities of long-term debt	25,678	—	34,716	—	60,394
Contingent consideration	—	—	29,522	—	29,522
Total current liabilities	260,882	508,403	762,008	(1,140,925)	390,368
Long-term debt, less current maturities	1,047,150	—	24,428	—	1,071,578
Intercompany notes payable	—	108,952	81,422	(190,374)	—
Accrued pension liabilities	—	—	70,107	—	70,107
Other liabilities and deferred credits	12,278	6,935	14,060	—	33,273
Deferred taxes	147,631	3,670	20,953	—	172,254
Redeemable noncontrolling interest	—	—	15,473	—	15,473
Stockholders’ investment:
Common stock	377	4,996	130,348	(135,344)	377
Additional paid-in-capital	801,173	9,291	284,048	(293,339)	801,173
Retained earnings	1,172,273	876,114	807,131	(1,683,245)	1,172,273
Accumulated other comprehensive income (loss)	78,306	—	63,248	(431,373)	(289,819)
Treasury shares	(184,796)	—	—	—	(184,796)
Total Bristow Group stockholders’ investment	1,867,333	890,401	1,284,775	(2,543,301)	1,499,208
Noncontrolling interests	1,411	—	9,273	—	10,684
Total stockholders’ investment	1,868,744	890,401	1,294,048	(2,543,301)	1,509,892
Total liabilities, redeemable noncontrolling interests and stockholders’ investment	$3,336,685	$1,518,361	$2,282,499	$(3,874,600)	$3,262,945

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Cash Flows
Nine Months Ended December 31, 2016

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash provided by (used in) operating activities	$(88,396)	$39,771	$36,712	$(2,947)	$(14,860)
Cash flows from investing activities:
Capital expenditures	(15,385)	(21,093)	(83,248)	—	(119,726)
Proceeds from asset dispositions	—	12,894	1,450	—	14,344
Deposits on assets held for sale	—	290	—	—	290
Net cash provided by (used in) investing activities	(15,385)	(7,909)	(81,798)	—	(105,092)
Cash flows from financing activities:
Proceeds from borrowings	243,900	109,890	6,450	—	360,240
Debt issuance costs	(2,925)	—	(958)	—	(3,883)
Repayment of debt	(218,900)	(4,494)	(20,283)	—	(243,677)
Dividends paid	(7,010)	4	(360)	—	(7,366)
Increases (decreases) in cash related to intercompany advances and debt	55,910	(140,655)	84,745	—	—
Partial prepayment of put/call obligation	(38)	—	—	—	(38)
Dividends paid to noncontrolling interest	—	—	(2,533)	—	(2,533)
Payment of contingent consideration	—	—	(10,000)	—	(10,000)
Net cash provided by (used in) financing activities	70,937	(35,255)	57,061	—	92,743
Effect of exchange rate changes on cash and cash equivalents	—	—	(5,942)	—	(5,942)
Net increase (decrease) in cash and cash equivalents	(32,844)	(3,393)	6,033	(2,947)	(33,151)
Cash and cash equivalents at beginning of period	35,241	3,393	65,676	—	104,310
Cash and cash equivalents at end of period	$2,397	$—	$71,709	$(2,947)	$71,159

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Cash Flows
Nine Months Ended December 31, 2015

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash provided by (used in) operating activities	$(111,132)	$104,553	$62,263	$—	$55,684
Cash flows from investing activities:
Capital expenditures	(24,633)	(258,365)	(60,367)	—	(343,365)
Proceeds from asset dispositions	—	15,192	3,960	—	19,152
Net cash used in investing activities	(24,633)	(243,173)	(56,407)	—	(324,213)
Cash flows from financing activities:
Proceeds from borrowings	893,025	—	17,396	—	910,421
Repayment of debt	(542,900)	—	(24,221)	—	(567,121)
Dividends paid	(35,627)	—	—	—	(35,627)
Increases (decreases) in cash related to intercompany advances and debt	(178,140)	138,564	39,576	—	—
Partial prepayment of put/call obligation	(42)	—	—	—	(42)
Acquisition of noncontrolling interest	—	—	(7,311)	—	(7,311)
Dividends paid to noncontrolling interest	—	—	(153)	—	(153)
Payment of contingent consideration	—	—	(8,000)	—	(8,000)
Tax benefit related to stock-based compensation	44	—	—	—	44
Net cash provided by financing activities	136,360	138,564	17,287	—	292,211
Effect of exchange rate changes on cash and cash equivalents	—	—	4,080	—	4,080
Net increase (decrease) in cash and cash equivalents	595	(56)	27,223	—	27,762
Cash and cash equivalents at beginning of period	126	884	103,136	—	104,146
Cash and cash equivalents at end of period	$721	$828	$130,359	$—	$131,908

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Bristow Group Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Bristow Group Inc. and subsidiaries as of December 31, 2016, and the related condensed consolidated statements of operations and comprehensive loss for the three and nine month periods ended December 31, 2016 and 2015, the condensed consolidated statements of cash flows for the nine month periods ended December 31, 2016 and 2015, and the condensed consolidated statement of changes in equity and redeemable noncontrolling interests for the nine month period ended December 31, 2016. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
February 2, 2017

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (the “fiscal year 2016 Annual Report”) and the MD&A contained therein. In the discussion that follows, the terms “Current Quarter” and “Comparable Quarter” refer to the three months ended December 31, 2016 and 2015, respectively, and the terms “Current Period” and “Comparable Period” refer to the nine months ended December 31, 2016 and 2015, respectively. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ending March 31, 2017 is referred to as “fiscal year 2017”.
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
•the possibility that the major oil companies do not continue to expand internationally and offshore;
•the possibility of significant changes in foreign exchange rates and controls;
•general economic conditions including the capital and credit markets;

•	the possibility that we may impair our long-lived assets, including goodwill, property and equipment and investments in unconsolidated affiliates;

•	the possibility that we may be unable to defer payment on certain aircraft into future fiscal years or take delivery of certain aircraft later than initially scheduled;

•	the possibility that we may be unable to acquire additional aircraft due to limited availability or unable to exercise aircraft purchase options;

•the possibility that we may be unable to dispose of older aircraft through sales into the aftermarket;
•the possibility that we or our suppliers may be unable to deliver new aircraft on time or on budget;

•	the possibility that we may be unable to obtain financing, draw on our credit facilities or enter into definitive agreements with respect to financings;

•	the possibility that we may lack sufficient liquidity or access to additional financing sources to continue to pay a quarterly dividend or finance contractual commitments;

•	the possibility that we may be unable to maintain compliance with debt covenants;
•the possibility that segments of our fleet may be grounded for extended periods of time or indefinitely;
•the possibility that we may be unable to re-deploy our aircraft to regions with greater demand;

•	the possibility that reductions in spending on aviation services by governmental agencies could lead to modifications of search and rescue (“SAR”) contract terms or delays in receiving payments;

•	the possibility that clients may reject our aircraft due to late delivery or unacceptable aircraft design or operability; and

•	the possibility that we do not achieve the anticipated benefits from the addition of new-technology aircraft to our fleet.
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
In fiscal year 2013, Bristow Helicopters was awarded a contract with the U.K. Department for Transport (“DfT”) to provide public sector SAR services for all of the U.K. (the “U.K. SAR contract”). The U.K. SAR contract has a phased-in transition period that began in April 2015 and continues to July 2017 and a contract length of approximately ten years. We are currently operational at nine bases as follows: Humberside and Inverness (April 2015), Caernarfon (July 2015), Lydd (August 2015), St. Athan (October 2015), Prestwick and Newquay (January 2016) and two previously awarded Gap SAR bases of Sumburgh (June 2013) and Stornoway (July 2013). Operation is expected to commence at one additional base in fiscal year 2018. The two Gap SAR bases are also expected to transition to the U.K. SAR contract in fiscal year 2018.
During the Current Period, we generated approximately 71% of our consolidated operating revenue from external clients from oil and gas operations, approximately 14% from SAR operations and approximately 14% from fixed wing services that support our global helicopter operations.
We conduct our business in one segment: Industrial Aviation Services. The Industrial Aviation Services segment operations are conducted primarily through four regions:

•	Europe Caspian,

•	Africa,

•	Americas, and

•	Asia Pacific.
We primarily provide industrial aviation services to a broad base of major integrated, national and independent offshore energy companies. Our clients charter our helicopters primarily to transport personnel between onshore bases and offshore production platforms, drilling rigs and other installations. To a lesser extent, our clients also charter our helicopters to transport time-sensitive equipment to these offshore locations. These clients’ operating expenditures in the production sector are the principal source of our revenue, while their exploration and development capital expenditures provide a lesser portion of our revenue. The clients for SAR services include both the oil and gas industry, where our revenue is primarily dependent on our clients’ operating expenditures, and governmental agencies, where our revenue is dependent on a country’s desire to privatize SAR and enter into long-term contracts. In addition to our primary Industrial Aviation Services operations, we also operate a training unit, Bristow Academy. As of December 31, 2016, we operated 345 aircraft (including 228 owned aircraft and 117 leased aircraft; 24 of the owned aircraft are held for sale) and our unconsolidated affiliates operated 113 aircraft in addition to those aircraft leased from us.

The chart below presents (1) the number of aircraft in our fleet and their distribution among the regions of our Industrial Aviation Services segment as of December 31, 2016; (2) the number of helicopters which we had on order or under option as of December 31, 2016; and (3) the percentage of operating revenue which each of our regions provided during the Current Period. For additional information regarding our commitments and options to acquire aircraft, see Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Percentage of Current Period Operating Revenue	Aircraft in Consolidated Fleet
		Helicopters				Fixed Wing (1)		Unconsolidated Affiliates (4)
		Small	Medium	Large	Training		Total (2)(3)		Total
Europe Caspian	54%	—	16	76	—	31	123	—	123
Africa	15%	14	30	5	—	4	53	46	99
Americas	16%	15	42	16	—	—	73	67	140
Asia Pacific	15%	2	9	24	—	14	49	—	49
Corporate and other	—%	—	—	—	47	—	47	—	47
Total	100%	31	97	121	47	49	345	113	458
Aircraft not currently in fleet: (5)
On order (6)		—	5	29	—	—	34
Under option		—	—	4	—	—	4
____________

(1)
Includes 33 fixed wing aircraft operated by Eastern Airways which are included in the Europe Caspian and Africa regions and 14 fixed wing aircraft operated by Airnorth which are included in the Asia Pacific region.

(2)	Includes 24 aircraft held for sale and 117 leased aircraft as follows:

	Held for Sale Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Training	Fixed Wing	Total
Europe Caspian	—	1	—	—	—	1
Africa	5	7	—	—	—	12
Americas	1	6	—	—	—	7
Asia Pacific	—	—	—	—	1	1
Corporate and other	—	—	—	3	—	3
Total	6	14	—	3	1	24

	Leased Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Training	Fixed Wing	Total
Europe Caspian	—	6	39	—	13	58
Africa	—	—	2	—	2	4
Americas	1	14	6	—	—	21
Asia Pacific	2	2	9	—	4	17
Corporate and other	—	—	—	17	—	17
Total	3	22	56	17	19	117

(3)	The average age of our commercial helicopter fleet, which excludes training aircraft, was approximately nine years as of December 31, 2016.

(4)
The 113 aircraft operated by our unconsolidated affiliates do not include those aircraft leased from us. Includes 44 helicopters (primarily medium) and 23 fixed wing aircraft owned and managed by Líder Táxi Aéreo S.A. (“Líder”), our unconsolidated affiliate in Brazil, which is included in the Americas region.

(5)	This table does not reflect aircraft which our unconsolidated affiliates may have on order or under option.

(6)	Includes $83.7 million for five aircraft orders that can be cancelled prior to delivery dates. During the Current Period, we made non-refundable deposits of $4.5 million related to these aircraft.

The commercial aircraft in our consolidated fleet represented in the above chart are our primary source of revenue. To normalize the consolidated operating revenue of our commercial helicopter fleet for the different revenue productivity and cost, we developed a common weighted factor that combines large, medium and small commercial helicopters into a combined standardized number of revenue producing commercial aircraft assets. We call this measure Large AirCraft Equivalent (“LACE”). Our commercial large, medium and small helicopters, including owned and leased helicopters, are weighted as 100%, 50% and 25%, respectively, to arrive at a single LACE number, which excludes Bristow Academy aircraft, fixed wing aircraft, unconsolidated affiliate aircraft, aircraft held for sale and aircraft construction in progress. We divide our operating revenue from commercial contracts relating to LACE aircraft, which excludes operating revenue from affiliates and reimbursable revenue, by LACE to develop a LACE rate, which is a standardized rate. Our current number of LACE is 169 and our historical LACE and LACE rate is as follows:

	Current Period (1)	Fiscal Year Ended March 31,
		2016	2015	2014	2013	2012
LACE	169	162	166	158	158	149
LACE Rate (in millions)	$7.03	$8.85	$9.33	$9.34	$8.35	$7.89
____________
(1) LACE rate is annualized.
The following table presents the distribution of LACE helicopters owned and leased, and the percentage of LACE leased as of December 31, 2016. The percentage of LACE leased is calculated by taking the total LACE for leased commercial helicopters divided by the total LACE for all commercial helicopters we operate, including both owned and leased.

	LACE
	Owned Aircraft	Leased Aircraft	Percentage of LACE leased
Europe Caspian	42	42	50%
Africa	17	2	11%
Americas	24	13	35%
Asia Pacific	19	11	36%
Total	101	68	40%

Our Strategy
Our goal is to strengthen our position as the leading industrial aviation services provider to the offshore energy industry and a leading industrial aviation services provider for civilian SAR, and to pursue additional business opportunities that leverage our strengths in these markets. We intend to employ the following well defined business/commercial and capital allocation strategies to achieve this goal:
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

Capital Allocation Strategy
Our capital allocation strategy is based on three principles as follows:

Principle: Prudent Balance Sheet Management
Principle: Highest Return using BVA
Principle: Balanced Shareholder Return
Liquidity Adequate?
No
Create/Build Liquidity
Yes
Capital Structure Targets Achieved?
No
Reduce Leverage
Yes
Invest in Growth Opportunities
Are returns above capital charge?
Yes
Organic Growth/ Acquisitions
No
Withdraw Capital
Capital Appreciation
Return Capital to Shareholders
Growing Quarterly Dividend
Other forms of capital returns

•
Prudent balance sheet management. Throughout our corporate and regional management, we proactively manage our capital allocation plan with a focus on achieving business growth and improving rates of return, within the dictates of prudent balance sheet management. In addition to cash flow generated from operations, we intend to maintain adequate liquidity and manage our capital structure relative to our commitments with external financings when necessary and through the use of operating leases for a target of approximately 35% of our LACE. The target recognizes that we will have variability above or below the target of approximately 5% of our LACE due to timing of leases, purchases, disposals and lease terminations. As of December 31, 2016, commercial helicopters under operating leases accounted for 40% of our LACE. Our adjusted debt to total equity ratio and total liquidity were 135.1% and $280.6 million, respectively, as of December 31, 2016 and 119.3% and $359.7 million, respectively, as of March 31, 2016. Adjusted debt includes balance sheet debt of $1.3 billion and $1.1 billion, respectively, excluding unamortized debt issuance costs, the net present value of operating leases totaling $524.6 million and $578.3 million, respectively, letters of credit, bank guarantees and financial guarantees totaling $11.9 million and $11.7 million, respectively, and the unfunded pension liability of $49.3 million and $70.1 million, respectively, as of December 31 and March 31, 2016.

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

•
Balanced shareholder return. We continue to proactively manage our liquidity position with cash flows from operations, as well as external financings as discussed above. On February 1, 2017, our board of directors approved a dividend of $0.07 per share, our twenty-fourth consecutive quarterly dividend. Our board of directors has approved a dividend policy with a goal of an annualized quarterly dividend payout ratio of approximately 20-30% of forward adjusted earnings per share; however, actual dividend payments are at the discretion of the board of directors and may not meet or may exceed this ratio.

Market Outlook
Our core business is providing industrial aviation services to the worldwide oil and gas industry. We also provide public and private sector SAR services and fixed wing services. Our global operations and critical mass of helicopters provide us with geographic and client diversity which helps mitigate risks associated with a single market or client.
The oil and gas business environment experienced a significant downturn during fiscal years 2015 and 2016. Brent crude oil prices declined from approximately $106 per barrel at July 1, 2014 to a low of approximately $26 in February 2016 with an increase during calendar year 2016 to $54 per barrel at December 31, 2016. The decrease in oil prices was driven by increased global supply and forecasts of reduced demand for crude oil resulting from weaker global economic growth in many regions of the world. The oil price decline negatively impacted the cash flow of our clients and resulted in their implementation of measures to reduce operational and capital costs in calendar years 2015 and 2016 compared to 2014 levels, negatively impacting activity during fiscal years 2015, 2016 and 2017. These cost reductions have continued into calendar year 2017 and have impacted both the offshore production and the offshore exploration activity of our clients, with offshore production activity being impacted to a lesser extent. Although the largest share of our revenue relates to oil and gas production and our largest contract, U.K. SAR, is not directly impacted by declining oil prices, the significant drop in the price of crude oil resulted in the rescaling, delay or cancellation of planned offshore projects which has negatively impacted our operations and could continue to negatively impact our operations in future periods. Recently, oil prices have begun to recover following an OPEC meeting in late 2016. This meeting resolved to cut production globally to allow for oil prices to recover and we believe that this resolution may provide operators the confidence to increase offshore spending. Although oil prices have recently increased and we believe that the oil price environment is beginning to stabilize, we are uncertain as to when a recovery in offshore spending will occur.
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
As discussed above, we continue to seek ways to operate more efficiently and work with our clients to improve the efficiency of their operations within our “Operational Excellence” strategy. We have reduced operating costs to achieve savings during fiscal year 2016 and the first nine months of fiscal year 2017 by implementing operating cost initiatives and further cost reductions and cash savings or capital deferral efforts are planned across our business in the last quarter of fiscal year 2017 and into fiscal year 2018.
Recent Events
Macquarie Credit Agreement — On February 1, 2017, one of our wholly-owned subsidiaries entered into a term loan credit agreement for a $200 million five-year secured equipment financing with Macquarie Bank Limited. In conjunction with closing and funding under such term loan, we have agreed to lease five helicopters for up to five years (the “Leased Aircraft”) from Wells Fargo Bank Northwest, N.A., acting as owner trustee for Macquarie Aerospace Inc., an affiliate of Macquarie Bank Limited. The borrower's obligations under the credit agreement will be guaranteed by the Company and secured by 20 oil and gas aircraft. The financing is expected to fund no later than March 31, 2017. The proceeds from the financing are expected to be used to repay amounts due under our existing term loans.
GE Commitment Letter — On February 2, 2017, we executed a commitment letter for an approximate six-year, $230 million secured equipment financing with PK Transportation Finance Ireland Limited, a part of GE Capital Aviation Services (“GECAS”). As part of this financing, which is subject to entering into definitive agreements, Milestone Aviation Group Limited (“Milestone”), a GECAS company, will defer up to $25 million in lease rentals on certain Airbus H225 assets on lease to us. The financing will be secured by 20 oil and gas aircraft. Borrowings under the financing bear interest at an interest rate equal to the ICE Benchmark Administration Limited LIBOR (or the successor thereto) plus 5% per annum. We expect this financing to fund no later than June 30, 2017. The proceeds from the financing are expected to be used to repay amounts due under our existing bank indebtedness. As part of executing the commitment letter, we will extend three Sikorsky S-92 leases by two years each with Milestone.
Aircraft incident — We became aware of an incident involving another operator of the S-92 in the North Sea in December 2016. The preliminary review suggests a reduction in tail rotor control authority. On January 13, 2017, the Federal Aviation Administration issued an Emergency Airworthiness Directive (Emergency AD) to perform one-time and periodic inspections on the tail rotors.  We acted immediately to ensure ongoing compliance with the Emergency AD across our global fleet. The other operator’s incident remains under investigation by the U.K. Air Accidents Investigation Branch. It is too early to determine whether or not any further action may be required or the impact of this on our future business, financial condition and results of operations.
U.K. SAR Financing — On November 11, 2016, certain of our subsidiaries entered into two seven-year British pound sterling denominated secured equipment financings for an aggregate $200 million U.S. dollar equivalent with Lombard North Center Plc, part of the Royal Bank of Scotland. In December 2016, the first loan in the amount of $109.9 million (GBP 89.1 million) funded and the borrower prepaid a portion of the scheduled payments totaling $4.5 million (GBP 3.7 million). In January 2017, the second loan amount of $90.1 million (GBP 72.4 million) funded.
The vote by the United Kingdom to leave the European Union — In a referendum held on June 23, 2016, voters in the U.K. approved the exit of the U.K. from the European Union (the “E.U.”) (“Brexit”). While the result of the referendum is not legally binding on the U.K. government, it is expected that the U.K. government will commence the exit process under Article 50 of the Treaty of the European Union by notifying the European Council of the U.K.’s intention to leave the E.U. This notification will begin a two-year time period for the U.K. and the remaining E.U. Member States to negotiate a withdrawal agreement.
For the Current Period and fiscal year 2016, respectively, approximately 37% and 34% of our revenue was derived from contracts with customers in the U.K. and approximately 16% of our revenue was derived from contracts with customers in other European markets (primarily Norway) in both periods.
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
The Brexit vote has already resulted in a significant depreciation in the value of British pound sterling and volatility in exchange rates is expected to continue as the terms of Brexit are negotiated. If British pound sterling remains weak or continues to depreciate, revenue under contracts denominated in British pound sterling will translate into fewer U.S. dollars. For the Current Period, revenue denominated in British pound sterling represented approximately 35% of our consolidated revenue. These uncertainties surrounding Brexit and risks associated with the commencement of Brexit could have a material adverse effect on our current business and future growth. For discussion of the impact of changes in foreign currency exchange rates, including the British pound sterling, on our results, see “— Results of Operations — Current Quarter Compared to Comparable Quarter” and “— Results of Operations — Current Period Compared to Comparable Period” included elsewhere in this Quarterly Report.
The decision by Nigeria's central bank to move to market-driven foreign currency trading — On June 20, 2016, Nigeria’s central bank abandoned its 16-month peg to the U.S. dollar, which resulted in a 38% devaluation of the naira versus the U.S. dollar from June 20 to June 30, 2016 and an additional 11% further devaluation of the naira versus the U.S. dollar from June 30 to December 31, 2016. For discussion of the impact of changes in foreign currency exchange rates, including the naira, on our results, see “— Results of Operations — Current Quarter Compared to Comparable Quarter” and “— Results of Operations — Current Period Compared to Comparable Period” included elsewhere in this Quarterly Report.

Impact of fleet changes — The management of our global aircraft fleet involves a careful evaluation of the expected demand for industrial aviation services across global energy markets, including the type of aircraft needed to meet this demand. As offshore oil and gas drilling and production globally moves to deeper water, more medium and large aircraft and newer technology aircraft may be required. As older aircraft models come off of current contracts and are replaced by new aircraft, our management evaluates our future needs for these aircraft models and ultimately the ability to recover our remaining investments in these aircraft through sales into the aftermarket. We depreciate our aircraft over their expected useful life to the expected salvage value to be received for the aircraft at the end of that life. However, depending on the market for aircraft or changes in the expected future use of aircraft within our fleet, we may record gains or losses on aircraft sales, impairment charges for aircraft operating or held for sale, or accelerate or increase depreciation on aircraft used in our operations. In certain instances where a cash return can be made on newer aircraft in excess of the expected return available through the provision of industrial aviation services, we may sell newer aircraft. The number of aircraft sales and the amount of gains and losses recorded on these sales is unpredictable. While aircraft sales are common in our business and are reflected in our operating results, gains and losses on aircraft sales may result in our operating results not reflecting the ordinary operating performance of our primary business, which is providing aircraft services to our clients. The gains and losses on aircraft sales and any impairment charges are not included in the calculation of adjusted EBITDA, adjusted net income (loss), adjusted earnings (loss) per share or gross cash flows for purposes of calculating BVA.
As part of an ongoing process to rationalize and simplify our global fleet of commercial helicopters, during fiscal year 2014 we implemented a plan to reduce the number of aircraft types in our fleet to eight model types in approximately five years and six model types in approximately ten years. During fiscal year 2014, we completed our exit from five model types, in fiscal year 2015 we completed our exit from four model types while adding two model types and in fiscal year 2016 we completed our exit from two model types, resulting in 11 model types in our fleet as of December 31, 2016. As we modernize our fleet, the introduction of new technology aircraft types and other operating or market conditions may temporarily slow fleet type reduction.
During fiscal year 2015, we recorded impairment charges of $36.1 million related to 27 held for sale aircraft, primarily related to one large aircraft type we were in the process of removing from our fleet. Additionally, as we expected to complete the disposal of the remaining aircraft of this type still operating as of March 31, 2015, we adjusted the salvage value and recorded additional depreciation expense of $6.0 million during fiscal year 2015. During fiscal year 2016, we saw further deterioration in market sales for aircraft resulting mostly from an increase in idle aircraft and reduced demand across the offshore energy market. While other markets exist for certain aircraft model types, including utility, firefighting, government, VIP transportation and tourism, the market for certain model type aircraft slowed. As a result of these market changes, we recorded impairment charges of $29.6 million related to 16 held for sale aircraft during fiscal year 2016 and $11.4 million related to 13 held for sale aircraft during the Current Period. Additionally, due to changes in estimated salvage values for our fleet of operational aircraft and other changes in the timing of exiting certain aircraft from our operations, we recorded an additional $9.3 million and $28.7 million in depreciation expense during the Current Period and fiscal year 2016, respectively, and we estimate that we will record accelerated depreciation expense of $1.1 million during the fourth quarter of fiscal year 2017.
Changes in our forecasted cash flows during the Current Quarter triggered a review of our oil and gas related property and equipment and Eastern Airways property and equipment for potential impairment. In accordance with Accounting Standard Codification 360-10-35, we estimate future undiscounted cash flows to test the recoverability of our property and equipment, which largely consists of our held for use aircraft. The determination of estimated future undiscounted cash flows required us to use significant unobservable inputs including assumptions related to projected demand for services and rates. We determined that the estimated future undiscounted cash flows were above the carrying value for our oil and gas related property and equipment and Eastern Airways property and equipment as of December 31, 2016 and no impairment was recorded on these assets. Future declines in operating performance or anticipated business outlook may reduce our estimated future undiscounted cash flows and result in impairment of our oil and gas related property and equipment or Eastern Airways property and equipment.
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

As of December 31, 2016, prior to any impairments being recorded, we had $27.5 million of goodwill, including $8.7 million of goodwill related to Eastern Airways, within our Europe Caspian region, and $18.8 million of goodwill related to Airnorth, within our Asia Pacific region. During the Current Quarter, we concluded that the fair value of our goodwill for Eastern Airways could have fallen below its carrying value due to an overall reduction in expected operating results for Eastern Airways primarily driven by the continued impact of the downturn in the oil and gas market. Therefore, we performed an interim impairment test of goodwill for Eastern Airways as of December 31, 2016, noting that the estimated fair value of Eastern Airways was below its carrying value, resulting in an impairment of all of the remaining goodwill related to Eastern Airways and a loss of $8.7 million reflected in our results for the Current Quarter and the Current Period. We did not have any triggering events requiring us to test Airnorth for impairment as of December 31, 2016.
Selected Regional Perspectives
Brazil represents a significant part of our long term helicopter growth outlook due to its concentration and size of its offshore oil reserves. However, in the short term, Brazil and specifically, Petrobras, continues to evidence uncertainty as its restructuring efforts have impacted the helicopter industry. Petrobras did not release its new tenders for multiple medium and large aircraft that were expected to commence in calendar year 2016. While this represents a contraction in short-term demand, Brazil’s impact on long-term helicopter demand is expected to be material. Petrobras represented 60% of Líder’s operating revenue in fiscal year 2016 and 66% of Líder’s operating revenue in calendar year 2016.
The new Petrobras management has implemented a five-year business plan focused on divestment, thus allowing other oil and gas operators into the Brazilian market. Additionally, Petrobras had made significant changes in the market including removing the requirement that Petrobras have 30% participation on all exploratory blocks, removing the requirement that Petrobras be the operator of all pre-salt blocks and approving of the next round of licensing for new exploration blocks (six years after the last successful round). Also, the Brazilian government is reviewing local content requirements, which is making the market more attractive to other operators as evidenced by other operators' recent requests for information and/or requests for proposal. Fundamentally, the Brazilian market outlook is much improved compared to the prior year for Líder with substantial possibilities for growth.
Currency fluctuations continue to make it difficult to predict the earnings from our Líder investment. These currency fluctuations, which primarily do not impact Líder’s cash flow from operations, had a significant negative impact on Líder’s results in fiscal years 2014, 2015 and 2016 and the nine months ended December 31, 2016 impacting our earnings from unconsolidated affiliates. Earnings from unconsolidated affiliates, net of losses, on our condensed consolidated statements of operations, is included in calculating adjusted EBITDA and adjusted net income.
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

Results of Operations
The following table presents our operating results and other statement of operations information for the applicable periods:

	Three Months Ended December 31,		Favorable (Unfavorable)
	2016	2015

	(In thousands, except per share amounts, percentages and flight hours)
Gross revenue:
Operating revenue	$324,353	$395,157	$(70,804)	(17.9)%
Reimbursable revenue	13,090	24,730	(11,640)	(47.1)%
Total gross revenue	337,443	419,887	(82,444)	(19.6)%

Operating expense:
Direct cost	260,343	288,135	27,792	9.6%
Reimbursable expense	12,206	23,380	11,174	47.8%
Depreciation and amortization	29,768	32,320	2,552	7.9%
General and administrative	45,409	59,513	14,104	23.7%
Total operating expense	347,726	403,348	55,622	13.8%

Loss on impairment	(8,706)	—	(8,706)	*
Loss on disposal of assets	(874)	(2,154)	1,280	59.4%
Earnings from unconsolidated affiliates, net of losses	766	7,692	(6,926)	(90.0)%

Operating income (loss)	(19,097)	22,077	(41,174)	(186.5)%

Interest expense, net	(12,179)	(9,536)	(2,643)	(27.7)%
Other income (expense), net	1,668	650	1,018	156.6%

Income (loss) before benefit (provision) for income taxes	(29,608)	13,191	(42,799)	(324.5)%
Benefit (provision) for income taxes	3,560	(9,623)	13,183	137.0%

Net income (loss)	(26,048)	3,568	(29,616)	*
Net (income) loss attributable to noncontrolling interests	4,121	(366)	4,487	*
Net income (loss) attributable to Bristow Group	$(21,927)	$3,202	$(25,129)	*

Diluted earnings (loss) per common share	$(0.62)	$0.09	$(0.71)	*
Operating margin (1)	(5.9)%	5.6%	(11.5)%	(205.4)%
Flight hours (2)	40,094	47,396	(7,302)	(15.4)%

Non-GAAP financial measures: (3)
Adjusted EBITDA	$22,918	$64,730	$(41,812)	(64.6)%
Adjusted EBITDA margin (1)	7.1%	16.4%	(9.3)%	(56.7)%
Adjusted net income (loss)	$(10,121)	$23,533	$(33,654)	(143.0)%
Adjusted diluted earnings (loss) per share	$(0.29)	$0.67	$(0.96)	(143.3)%

	Nine Months Ended December 31,		Favorable (Unfavorable)

	2016	2015

	(In thousands, except per share amounts, percentages and flight hours)
Gross revenue:
Operating revenue	$1,024,199	$1,254,279	$(230,080)	(18.3)%
Reimbursable revenue	40,109	79,515	(39,406)	(49.6)%
Total gross revenue	1,064,308	1,333,794	(269,486)	(20.2)%

Operating expense:
Direct cost	831,516	926,378	94,862	10.2%
Reimbursable expense	38,096	76,242	38,146	50.0%
Depreciation and amortization	93,054	106,853	13,799	12.9%
General and administrative	149,278	174,302	25,024	14.4%
Total operating expense	1,111,944	1,283,775	171,831	13.4%

Loss on impairment	(16,278)	(27,713)	11,435	41.3%
Loss on disposal of assets	(13,077)	(23,856)	10,779	45.2%
Earnings from unconsolidated affiliates, net of losses	4,777	(1,372)	6,149	*

Operating loss	(72,214)	(2,922)	(69,292)	*

Interest expense, net	(34,533)	(24,384)	(10,149)	(41.6)%
Other income (expense), net	(1,518)	(6,935)	5,417	78.1%

Loss before benefit (provision) for income taxes	(108,265)	(34,241)	(74,024)	(216.2)%
Benefit (provision) for income taxes	11,038	(9,500)	20,538	216.2%

Net loss	(97,227)	(43,741)	(53,486)	(122.3)%
Net (income) loss attributable to noncontrolling interests	4,731	(3,446)	8,177	237.3%
Net loss attributable to Bristow Group	(92,496)	(47,187)	(45,309)	(96.0)%
Accretion of redeemable noncontrolling interests	—	(1,498)	1,498	*
Net loss attributable to common stockholders	$(92,496)	$(48,685)	$(43,811)	(90.0)%

Diluted loss per common share	$(2.64)	$(1.40)	$(1.24)	(88.6)%
Operating margin (1)	(7.1)%	(0.2)%	(6.9)%	*
Flight hours (2)	125,835	151,014	(25,179)	(16.7)%

Non-GAAP financial measures: (3)
Adjusted EBITDA	$67,397	$170,223	$(102,826)	(60.4)%
Adjusted EBITDA margin (1)	6.6%	13.6%	(7.0)%	(51.5)%
Adjusted net income (loss)	$(34,415)	$47,196	$(81,611)	(172.9)%
Adjusted diluted earnings (loss) per share	$(0.98)	$1.34	$(2.32)	(173.1)%
 ____________
 * percentage change too large to be meaningful or not applicable

(1)	Operating margin is calculated as operating income divided by operating revenue. Adjusted EBITDA margin is calculated as adjusted EBITDA divided by operating revenue.

(2)
Excludes flight hours from Bristow Academy and unconsolidated affiliates. Includes flight hours from Eastern Airways and Airnorth fixed wing operations in the U.K., Nigeria and Australia totaling 9,580 and 10,010 for the three months ended December 31, 2016 and 2015, respectively, and 30,344 and 31,657 for the nine months ended December 31, 2016 and 2015, respectively.

(3)
These financial measures have not been prepared in accordance with generally accepted accounting principles (“GAAP”) and have not been audited or reviewed by our independent registered public accounting firm. These financial measures are therefore considered non-GAAP financial measures. Adjusted EBITDA is calculated by taking our net income and adjusting for interest expense, depreciation and amortization, provision for income taxes, gain (loss) on disposal of assets and any special items during the reported periods. See further discussion of our use of the adjusted EBITDA metric below. Adjusted net income (loss) and adjusted diluted earnings (loss) per share are each adjusted for gain (loss) on disposal of assets and any special items during the reported periods. As discussed below, management believes these non-GAAP financial measures provide meaningful supplemental information regarding our results of operations. A description of the adjustments to and reconciliations of these non-GAAP financial measures to the most comparable GAAP financial measures is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015

	(In thousands, except percentages and per share amounts)
Net income (loss)	$(26,048)	$3,568	$(97,227)	$(43,741)
Loss on disposal of assets	874	2,154	13,077	23,856
Special items (i)	9,537	7,348	34,361	48,752
Depreciation and amortization	29,768	32,320	93,054	106,853
Interest expense	12,347	9,717	35,170	25,003
Benefit (provision) for income taxes	(3,560)	9,623	(11,038)	9,500
Adjusted EBITDA	$22,918	$64,730	$67,397	$170,223

Benefit (provision) for income taxes	$3,560	$(9,623)	$11,038	$(9,500)
Tax benefit on loss on disposal of asset	(1,953)	(496)	(5,858)	(5,487)
Tax provision (benefit) on special items	5,227	6,282	10,227	4,816
Adjusted benefit (provision) for income taxes	$6,834	$(3,837)	$15,407	$(10,171)

Effective tax rate (iv)	12.0%	73.0%	10.2%	(27.7)%
Adjusted effective tax rate (iv)	37.9%	13.8%	29.9%	16.7%

Net income (loss) attributable to Bristow Group	$(21,927)	$3,202	$(92,496)	$(47,187)
Loss on disposal of assets (ii)	(1,079)	1,658	7,219	18,369
Special items (i) (ii)	12,885	18,673	50,862	76,014
Adjusted net income (loss)	$(10,121)	$23,533	$(34,415)	$47,196

Diluted earnings (loss) per share	$(0.62)	$0.09	$(2.64)	$(1.40)
Loss on disposal of assets (ii)	(0.03)	0.05	0.21	0.52
Special items (i) (ii)	0.37	0.53	1.45	2.20
Adjusted diluted earnings (loss) per share (iii)	(0.29)	0.67	(0.98)	1.34
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

(iii)
Adjusted diluted earnings per share is calculated using the diluted weighted average number of common shares outstanding of 35,303,238 and 34,884,529 for the Comparable Quarter and Comparable Period, respectively.

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

Management believes that adjusted EBITDA, adjusted benefit (provision) for income taxes, adjusted net income (loss) and adjusted diluted earnings (loss) per share (collectively, the “Non-GAAP measures”) provide relevant and useful information, which is widely used by analysts, investors and competitors in our industry as well as by our management in assessing both consolidated and regional performance.
Adjusted EBITDA provides us with an understanding of one aspect of earnings before the impact of investing and financing transactions and income taxes. Adjusted EBITDA should not be considered a measure of discretionary cash available to us for investing in the growth of our business. In prior periods we presented adjusted EBITDAR, which was calculated by taking our net income and adjusting for interest expense, depreciation and amortization, rent expense (included as a component of direct cost and general and administrative expense), provision for income taxes, gain (loss) on disposal of assets and any special items during the reported periods. We believed that adjusted EBITDAR provided us with a useful supplemental measure of our operational performance by excluding the financing decisions we make regarding aircraft purchases or leasing.  However, we have revised our disclosures to present adjusted EBITDA rather than adjusted EBITDAR consistent with recent interpretations regarding Non-GAAP measures issued by the Securities Exchange Commission.
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
Some of the additional limitations of adjusted EBITDA are:

•	Adjusted EBITDA does not reflect our current or future cash requirements for capital expenditures;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debts; and

•
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and adjusted EBITDA does not reflect any cash requirements for such replacements.

The following tables present region adjusted EBITDA and adjusted EBITDA margin discussed in “— Region Operating Results,” and consolidated adjusted EBITDA and adjusted EBITDA margin for the three and nine months ended December 31, 2016 and 2015:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015

	(In thousands, except percentages)
Adjusted EBITDA:
Europe Caspian	$9,123	$32,683	$43,273	$95,511
Africa	17,012	15,680	39,350	54,852
Americas	10,039	30,875	34,317	60,429
Asia Pacific	(5,027)	7,383	(10,513)	22,164
Corporate and other	(8,229)	(21,891)	(39,030)	(62,733)
Consolidated adjusted EBITDA	$22,918	$64,730	$67,397	$170,223

Adjusted EBITDA margin:
Europe Caspian	5.3%	17.0%	7.9%	15.8%
Africa	34.3%	25.4%	25.7%	27.0%
Americas	18.9%	42.8%	20.4%	26.8%
Asia Pacific	(10.2)%	11.0%	(6.8)%	10.3%
Consolidated adjusted EBITDA margin	7.1%	16.4%	6.6%	13.6%

The following tables present region depreciation and amortization and rent expense for the three and nine months ended December 31, 2016 and 2015:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015

	(In thousands)
Depreciation and amortization:
Europe Caspian	$11,185	$8,912	$33,594	$29,889
Africa	4,007	8,581	12,680	24,274
Americas	7,060	7,797	25,669	28,523
Asia Pacific	4,973	4,268	13,586	17,445
Corporate and other	2,543	2,762	7,525	6,722
Total depreciation and amortization	$29,768	$32,320	$93,054	$106,853

Rent expense:
Europe Caspian	$34,115	$33,379	$100,007	$103,110
Africa	1,767	2,482	6,101	6,025
Americas	5,638	5,033	16,258	16,216
Asia Pacific	10,247	9,216	28,803	27,830
Corporate and other	1,885	2,067	5,721	7,314
Total rent expense	$53,652	$52,177	$156,890	$160,495

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
Operating revenue from external clients by line of service was as follows:

	Three Months Ended December 31,		Favorable (Unfavorable)
	2016	2015

	(In thousands, except percentages)
Oil and gas services	$232,287	$299,260	$(66,973)	(22.4)%
Fixed wing services	44,811	45,159	(348)	(0.8)%
U.K. SAR services	45,193	47,529	(2,336)	(4.9)%
Corporate and other	2,062	3,209	(1,147)	(35.7)%
Total operating revenue	$324,353	$395,157	$(70,804)	(17.9)%
In addition to operational decreases, changes in foreign currency exchange rates during the Current Quarter contributed to $25.8 million of the decrease in gross revenue year-over-year.
We reported a net loss of $21.9 million and diluted loss per share of $0.62 for the Current Quarter compared to net income of $3.2 million and diluted earnings per share of $0.09 for the Comparable Quarter. The year-over-year decrease in net income (loss) and diluted earnings (loss) per share was primarily driven due to the decline in oil and gas revenue discussed above, goodwill impairment charges recorded in the Current Quarter, lower earnings from unconsolidated affiliates, net of losses, higher interest expense as a result of additional borrowings and the unfavorable impact of changes in foreign currency exchange rates, partially offset by less of a loss from disposal of assets and lower depreciation and amortization expense due to lower accelerated depreciation.
The net loss for the Current Quarter was significantly impacted by the following items:

•	Impairment charges on goodwill of $8.7 million ($7.9 million net of tax) included in loss on impairment,

•
Organizational restructuring costs of $0.8 million ($0.6 million net of tax), which includes severance expense of $0.7 million related to separation programs across our global organization designed to increase efficiency and reduce costs and other restructuring costs of $0.1 million; $0.6 million of the restructuring costs are included in direct costs and $0.2 million are included in general and administrative expense,

•	Loss on disposal of assets of $0.9 million ($1.1 million net of tax) and accelerated depreciation of $1.1 million ($0.8 million net of tax), and

•	A non-cash adjustment related to the valuation of deferred tax assets of $3.7 million.
Excluding these items, adjusted net loss and adjusted diluted loss per share were $10.1 million and $0.29, respectively, for the Current Quarter. These adjusted results compare to adjusted net income and adjusted diluted earnings per share of $23.5 million and $0.67, respectively, for the Comparable Quarter. Adjusted EBITDA, which excludes these items with the exception of accelerated depreciation and the tax adjustment, also decreased year-over-year to $22.9 million in the Current Quarter from $64.7 million in the Comparable Quarter. The year-over-year decrease in each of these measures was primarily driven by the decline in oil and gas revenue discussed above and an unfavorable impact from changes in foreign currency exchange rates in the Current Quarter with significant decreases in the Europe Caspian, Americas and Asia Pacific regions. See further discussion of operating results by region under “— Region Operating Results — Current Quarter Compared to Comparable Quarter” included elsewhere in this Quarterly Report.
The table below presents the year-over-year impact of changes in foreign currency exchange rates.

	Three Months Ended December 31,		Favorable (Unfavorable)
	2016	2015

	(in thousands, except per share amounts)
Transaction gains	$1,638	$616	$1,022
Líder foreign exchange impact	(1,241)	956	(2,197)
Total	$397	$1,572	(1,175)
Year-over-year income statement translation			(3,221)
Total pre-tax income statement impact			(4,396)
Less: Foreign exchange impact on depreciation and amortization and interest expense			(216)
Adjusted EBITDA impact			$(4,612)

Net income impact (tax affected)			$(3,839)
Earnings per share impact			$(0.11)
The most significant foreign exchange impact was related to a $3.2 million unfavorable income statement translation impact from changes in foreign currency exchange rates compared to the Comparable Quarter driven by the impact of the depreciating British pound sterling resulting from Brexit on the translation of our results in our Europe Caspian region, partially offset by a favorable impact of the devalued naira in our Africa region. Compared to the pre-Brexit exchange rates, the depreciation of the pound sterling versus the U.S. dollar resulted in a $5.9 million pre-tax decrease in earnings during the Current Quarter. Similarly, compared to pre-naira devaluation exchange rates from late June 2016, the devaluation of the naira versus the U.S. dollar resulted in a $2.1 million pre-tax increase in earnings during the Current Quarter. During the Current Quarter, we benefited from the devaluation of the naira as a majority of our revenue in our Africa region is contracted at fixed U.S. dollar values, despite being billed in a mix of U.S. dollar and naira, while the expenses incurred in this region are more evenly split between U.S. dollars and naira, resulting in a significant net expense exposure to the naira that translates into higher U.S. dollar earnings for reporting purposes. This is contrary to our position in our Europe Caspian region, where a majority of our revenue is contracted in British pound sterling with our expense being more evenly split between U.S. dollars and pound sterling, resulting in a significant net revenue exposure to the pound sterling that translates into lower U.S. dollar earnings for reporting purposes. Additionally, results for the Current Quarter were impacted by a $2.2 million unfavorable foreign currency exchange rate impact from our investment in Líder in Brazil.
In response to the ongoing downturn, we have implemented cost reduction measures as part of an organizational restructuring, which partially offset the impact of the decline in revenue and certain higher costs within general and administrative expense. See the further discussion of changes in direct costs and general and administrative expense below.

Direct costs decreased 9.6%, or $27.8 million, year-over-year primarily due to the benefit of organizational restructuring efforts reflected in a $19.3 million decrease in salaries and benefits due to lower headcount across all regions, a $2.1 million decrease in travel expense and a $3.2 million decrease in insurance expense. Additionally, we had a decrease in bad debt expense of $3.1 million primarily related to bad debt expense recorded in the Comparable Quarter related to two clients in the Africa region and one client in the Asia Pacific region. These decreases were partially offset by a $1.6 million increase in rent expense.
Reimbursable expense decreased 47.8%, or $11.2 million, primarily due to a decline in activity.
Depreciation and amortization decreased 7.9% or $2.6 million, to $29.8 million for the Current Quarter from $32.3 million for the Comparable Quarter. The decrease in depreciation and amortization expense is primarily due to a decrease in accelerated depreciation of $3.9 million as a result of fleet changes for older aircraft in the Comparable Quarter.
General and administrative expense decreased 23.7%, or $14.1 million, primarily due to a decrease of $10.9 million in salaries and benefits and a decrease of $3.2 million in other general and administrative expenses including information technology expenses, training, travel recruitment and various other expenses resulting from cost reduction initiatives. The reduction in salaries and benefits is due to lower severance expense incurred in the Current Quarter of $6.6 million, a reduction in long-term incentive compensation expense of $3.9 million due to lower stock price performance and a reduction of $0.4 million in other salaries and benefits due to lower headcount in the Current Quarter from cost reduction initiatives.
Loss on impairment for the Current Quarter includes $8.7 million of goodwill impairments from the impairment of the remaining goodwill related to Eastern Airways. For further details, see Note 1 in the “Notes to Consolidated Financial Statements” included elsewhere in this Quarterly Report.
Loss on disposal of assets decreased $1.3 million, to a loss of $0.9 million for the Current Quarter from a loss of $2.2 million for the Comparable Quarter. The loss on disposal of assets in the Current Quarter included impairment charges totaling $0.2 million related to one held for sale aircraft and other equipment and a loss of $0.7 million from the sale or disposal of other equipment. During the Comparable Quarter, the loss on disposal of assets included a loss of $2.2 million from the sale of three aircraft. We did not record any impairment charges on held for sale aircraft during the Comparable Quarter.
Earnings from unconsolidated affiliates, net of losses, decreased $6.9 million to $0.8 million for the Current Quarter from $7.7 million in the Comparable Quarter. The decrease in earnings from unconsolidated affiliates, net of losses, primarily resulted from a decrease in earnings from our investment in Líder in Brazil to $1.5 million in the Current Quarter from $8.1 million in the Comparable Quarter primarily due to a decrease in activity. Our earnings from Líder were decreased by $1.2 million from an unfavorable impact of foreign currency exchange rate changes in the Current Quarter and were increased by $1.0 million from a favorable impact of foreign currency exchange rate changes in the Comparable Quarter.
Interest expense, net, increased 27.7%, or $2.6 million, year-over-year primarily due to an increase in interest expense resulting from an increase in borrowings in the Current Quarter.
Other income (expense), net increased $1.0 million primarily due to an increase in foreign currency transaction gains. For further details on income tax expense, see “— Region Operating Results — Other Income (Expense), Net” included elsewhere in this Quarterly Report.
For further details on income tax expense, see “— Region Operating Results — Taxes” included elsewhere in this Quarterly Report.

As discussed above, our results for the Current Quarter were impacted by a number of special items. During the Comparable Quarter, special items that impacted our results included goodwill impairment, additional depreciation expense related to fleet changes, organizational restructuring costs and tax valuation allowance. The items noted in the Current Quarter and Comparable Quarter have been identified as special items as they are not considered by management to be part of our ongoing operations when assessing and measuring the operational and financial performance of the organization. The impact of these items on our adjusted EBITDA, adjusted net income and adjusted diluted earnings per share is as follows:

	Three Months Ended December 31, 2016
	Adjusted EBITDA	Adjusted Net Income	Adjusted Diluted Earnings Per Share

	(In thousands, except per share amounts)
Goodwill impairment	$8,706	$7,857	$0.22
Additional depreciation expense resulting from fleet changes	—	761	0.02
Organizational restructuring costs	831	583	0.02
Tax valuation allowance	—	3,684	0.10
Total special items	$9,537	$12,885	0.37

	Three Months Ended December 31, 2015
	Adjusted EBITDA	Adjusted Net Income	Adjusted Diluted Earnings Per Share

	(In thousands, except per share amounts)
Organizational restructuring costs	$7,348	$5,370	$0.15
Additional depreciation expense resulting from fleet changes	—	3,774	0.11
Tax valuation allowance	—	9,529	0.27
Total special items	$7,348	$18,673	0.53

Current Period Compared to Comparable Period
Gross revenue decreased 20.2%, or $269.5 million, year-over-year primarily due to the downturn in the oil and gas industry partially offset by the start of the U.K. SAR contract in April 2015 with seven bases coming online throughout fiscal year 2016.
Operating revenue from external clients by line of service was as follows:

	Nine Months Ended December 31,		Favorable (Unfavorable)
	2016	2015

	(In thousands, except percentages)
Oil and gas services	$722,896	$967,487	$(244,591)	(25.3)%
Fixed wing services	148,111	154,985	(6,874)	(4.4)%
U.K. SAR services	145,592	115,112	30,480	26.5%
Corporate and other	7,600	16,695	(9,095)	(54.5)%
Total operating revenue	$1,024,199	$1,254,279	$(230,080)	(18.3)%
In addition to operational decreases, changes in foreign currency exchange rates during the Current Period contributed to $63.8 million of the decrease year-over-year.
We reported a net loss of $92.5 million and $47.2 million and a diluted loss per share of $2.64 and $1.40 for the Current and Comparable Periods, respectively. The year-over-year increase in net loss and diluted loss per share is primarily driven by the decline in oil and gas revenue discussed above, higher interest expense as a result of additional borrowings, higher inventory impairment recorded in the Current Period (included in loss on impairment), partially offset by higher goodwill impairment recorded in the Comparable Period (included in loss on impairment), less of an unfavorable impact from changes in foreign currency exchange rates, lower losses from disposal of assets and lower depreciation and amortization expense due to less accelerated depreciation.

The table below presents the year-over-year impact of changes in foreign currency exchange rates.

	Nine Months Ended December 31,		Favorable (Unfavorable)
	2016	2015

	(in thousands, except per share amounts)
Transaction losses	$(1,763)	$(6,954)	$5,191
Líder foreign exchange impact	(2,545)	(17,200)	14,655
Total	(4,308)	(24,154)	19,846
Year-over-year income statement translation			(4,782)
Total pre-tax income statement impact			15,064
Less: Foreign exchange impact on depreciation and amortization and interest expense			(746)
Adjusted EBITDA impact			$14,318

Net income impact (tax affected)			$9,594
Earnings per share impact			$0.27
The most significant impacts were from a more significant loss in the Comparable Period from the revaluation of balance sheet assets and liabilities into the functional currencies of legal entities through which we operate globally presented as transaction gains (losses), and a larger impact in the Comparable Period on our earnings from unconsolidated affiliates as results related to Líder were impacted by a 17.9% devaluation of the Brazilian real versus the U.S. dollar in the Comparable Period. This favorable year-over-year change was partially offset by an unfavorable income statement translation impact from changes in foreign currency exchange rates driven by the impact of the depreciating British pound sterling resulting from Brexit on the translation of our results in our Europe Caspian region, partially offset by a favorable impact of the devalued naira in our Africa region.
The net loss for the Current Period was significantly impacted by the following items:

•
Organizational restructuring costs of $18.1 million ($12.2 million net of tax), which includes severance expense of $15.7 million related to separation programs across our global organization designed to increase efficiency and reduce costs and other restructuring costs of $2.4 million; $7.0 million of the restructuring costs are included in direct costs and $11.1 million are included in general and administrative expense,

•
Loss on disposal of assets of $13.1 million ($7.2 million net of tax), accelerated depreciation of $9.3 million ($6.1 million net of tax) and impairment of inventory of $7.6 million ($5.4 million net of tax),

•	Impairment charges on goodwill of $8.7 million ($7.9 million net of tax) included in loss on impairment, and

•	A non-cash adjustment related to the valuation of deferred tax assets of $19.3 million.
Excluding these items, adjusted net loss and adjusted diluted loss per share were $34.4 million and $0.98, respectively, for the Current Period. These adjusted results compare to adjusted net income and adjusted diluted earnings per share of $47.2 million and $1.34, respectively, for the Comparable Period. Adjusted EBITDA, which excludes these items with the exception of accelerated depreciation and the tax adjustment, also decreased year-over-year to $67.4 million in the Current Period from $170.2 million in the Comparable Quarter. The year-over-year decrease in each of these measures was primarily driven by the decline in oil and gas revenue discussed above partially offset by less of an unfavorable impact from changes in foreign currency exchange rates in the Current Period with significant decreases in all four regions. See further discussion of operating results by region under “— Region Operating Results — Current Period Compared to Comparable Period” included elsewhere in this Quarterly Report.
Direct costs decreased 10.2%, or $94.9 million, year-over-year primarily due to the benefit of organizational restructuring efforts reflected in a $53.1 million decrease in salaries and benefits due to lower headcount across all regions, a $6.6 million decrease in training and travel and meals expense, a $6.4 million decrease in insurance expense, a $3.7 million decrease in inventory consignment fees and a $3.0 million decrease in rent expense. Additionally, we had a decrease of $7.8 million in fuel costs and a decrease in bad debt expense of $6.6 million primarily related to bad debt expense recorded in the Comparable Period related to two clients in our Africa region and a client in our Asia Pacific region.

Reimbursable expense declined 50.0%, or $38.1 million, primarily due to a decline in activity and a contract amendment in our Europe Caspian region.
Depreciation and amortization decreased 12.9%, or $13.8 million, to $93.1 million for the Current Period from $106.9 million for the Comparable Period. The decrease in depreciation and amortization expense is primarily due to a decrease in accelerated depreciation of $13.1 million as a result of fleet changes for older aircraft in the Comparable Period.
General and administrative expense decreased 14.4%, or $25.0 million, primarily due to a decrease of $8.3 million in salaries and benefits, a decrease of $5.6 million in professional fees and a decrease of $11.1 million in other general and administrative expenses including information technology expenses, training, travel, recruitment and various other expenses from cost reduction initiatives. The reduction in salaries and benefits is primarily due to lower salaries and benefits of $10.9 million due to lower headcount in the Current Period from cost reduction initiatives, a reduction in long-term incentive compensation expense of $1.6 million including performance cash, stock option and restricted stock expense due to lower stock price performance, partially offset by higher bonus of $4.2 million in the Current Period due to no bonus accrued or awarded in the prior year.
Loss on impairment for the Current Period included $8.7 million of goodwill impairment related to Eastern Airways and $7.6 million of inventory impairments. Loss on impairment for the Comparable Period included $22.3 million of goodwill impairment related to our Bristow Norway reporting unit within our Europe Caspian region ($12.1 million) and Bristow Academy reporting unit within our Corporate and other region ($10.2 million) and $5.4 million of inventory impairments.
Loss on disposal of assets decreased $10.8 million to a loss of $13.1 million for the Current Period from a loss of $23.9 million for the Comparable Period. The loss on disposal of assets in the Current Period included impairment charges totaling $11.4 million related to 13 held for sale aircraft and a loss of $1.7 million from the sale of nine aircraft and other equipment. During the Comparable Period, the loss on disposal of assets included impairment charges totaling $22.0 million related to 11 held for sale aircraft partially offset by a gain of $1.8 million from the sale of 16 aircraft and other equipment.
Earnings from unconsolidated affiliates, net of losses, increased $6.1 million to earnings of $4.8 million for the Current Period from losses of $1.4 million in the Comparable Period. The increase in earnings from unconsolidated affiliates, net of losses, primarily resulted from an increase in earnings from our investment in Líder in Brazil to $6.9 million of earnings in the Current Period from $0.6 million in losses in the Comparable Period primarily due to $14.7 million more of an unfavorable impact of foreign currency exchange rates partially offset by a decrease in activity. Our earnings from Líder in the Current and Comparable Periods were decreased by the unfavorable impact of foreign currency exchange rate changes of $2.5 million and $17.2 million, respectively.
Interest expense, net, increased 41.6%, or $10.1 million, year-over-year primarily due to an increase in interest resulting from an increase in borrowings.
Other income (expense), net increased $5.4 million primarily due to a decrease in foreign currency transaction losses. For further details on other income (expense), net, see “— Region Operating Results — Other Income (Expense), Net” included elsewhere in this Quarterly Report.
For further details on income tax expense, see “— Region Operating Results — Taxes” included elsewhere in this Quarterly Report.

As discussed above, our results for the Current Period were impacted by a number of special items. During the Comparable Period, special items that impacted our results included organizational restructuring costs, additional depreciation expense related to fleet changes, goodwill impairment, impairment of inventories, and tax valuation allowance. The items noted in the Current Period and Comparable Period have been identified as special items as they are not considered by management to be part of our ongoing operations when assessing and measuring the operational and financial performance of the organization. The impact of these items on our adjusted EBITDA, adjusted net income and adjusted diluted earnings per share is as follows:

	Nine Months Ended December 31, 2016
	Adjusted EBITDA	Adjusted Net Income	Adjusted Diluted Earnings Per Share

	(In thousands, except per share amounts)
Organizational restructuring costs	$18,083	$12,171	$0.35
Additional depreciation expense resulting from fleet changes	—	6,122	0.17
Goodwill impairment	8,706	7,857	0.22
Impairment of inventories	7,572	5,372	0.15
Tax valuation allowance	—	19,340	0.55
Total special items	$34,361	$50,862	1.45

	Nine Months Ended December 31, 2015
	Adjusted EBITDA	Adjusted Net Income	Adjusted Diluted Earnings Per Share

	(In thousands, except per share amounts)
Organizational restructuring costs	$21,039	$16,758	$0.47
Additional depreciation expense resulting from fleet changes	—	15,532	0.44
Impairment of inventories	5,439	3,764	0.11
Goodwill impairment	22,274	24,996	0.71
Tax valuation allowance	—	14,964	0.42
Accretion of redeemable noncontrolling interests	—	—	0.04
Total special items	$48,752	$76,014	2.20

Region Operating Results
The following tables set forth certain operating information for the regions comprising our Industrial Aviation Services segment. Intercompany lease revenue and expense are eliminated from our segment reporting, and depreciation expense of aircraft is presented in the region that operates the aircraft.
Set forth below is a discussion of the operations of our regions. Our consolidated results are discussed under “— Results of Operations” above.
Europe Caspian

	Three Months Ended December 31,		Nine Months Ended December 31,		Favorable (Unfavorable)

	2016	2015	2016	2015	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Operating revenue	$172,844	$192,400	$548,070	$603,397	$(19,556)	(10.2)%	$(55,327)	(9.2)%
Earnings from unconsolidated affiliates, net of losses	$125	$93	$241	$345	$32	34.4%	$(104)	(30.1)%
Operating income	$(303)	$26,986	$18,468	$56,243	$(27,289)	(101.1)%	$(37,775)	(67.2)%
Operating margin	(0.2)%	14.0%	3.4%	9.3%	(14.2)%	(101.4)%	(5.9)%	(63.4)%
Adjusted EBITDA	$9,123	$32,683	$43,273	$95,511	$(23,560)	(72.1)%	$(52,238)	(54.7)%
Adjusted EBITDA margin	5.3%	17.0%	7.9%	15.8%	(11.7)%	(68.8)%	(7.9)%	(50.0)%
Rent expense	$34,115	$33,379	$100,007	$103,110	$(736)	(2.2)%	$3,103	3.0%
The Europe Caspian region comprises all of our operations and affiliates in Europe, including oil and gas operations in the U.K. and Norway, Eastern Airways fixed wing operations and public sector SAR operations in the U.K. and our operations in Turkmenistan.
Current Quarter Compared to Comparable Quarter
The year-over-year decrease in operating revenue was primarily driven by changes in foreign currency exchange rates of $25.9 million and the impact of the downturn in the oil and gas industry, which has resulted in decreased activity levels with our oil and gas clients primarily in the Northern North Sea totaling $10.4 million. Partially offsetting these decreases was an increase in operating revenue (on a foreign exchange neutral basis) from the start-up of two U.K. SAR bases in the March 2016 quarter of $7.6 million, Eastern Airways operations of $3.5 million and increased activity in Norway of $2.5 million. Eastern Airways contributed $25.1 million and $27.3 million in operating revenue and a negative $2.1 million and positive $2.7 million in adjusted EBITDA for the Current Quarter and Comparable Quarter, respectively.
A substantial portion of our revenue in the Europe Caspian region is contracted in British pound sterling, which depreciated significantly against the U.S. dollar since June 2016 as a result of Brexit. Translation of results at lower pound sterling exchange rates decreased operating revenue, operating income and adjusted EBITDA by $25.9 million, $7.4 million and $7.7 million, respectively, for the Current Quarter compared to the Comparable Quarter. Additionally, we recorded foreign exchange losses of $10.7 million and $5.2 million primarily from the revaluation of assets and liabilities on British pound sterling functional currency entities as of December 31, 2016 and 2015, respectively, which is recorded in other income (expense), net and included in adjusted EBITDA.
Additionally, during the Current Quarter, we recorded an impairment of $8.7 million for the remaining goodwill related to Eastern Airways, which contributed to the operating loss in the Current Quarter, but was adjusted for in our calculation of adjusted EBITDA. For further details, see Note 1 in the “Notes to Consolidated Financial Statements” included elsewhere in this Quarterly Report. Excluding the impact of the goodwill impairment and changes in foreign currency exchange rates, operating margin would have been 5.1% and 14.0% and adjusted EBITDA margin would have been 11.4% and 19.6% for the Current Quarter and Comparable Quarter, respectively.
Operating margin and adjusted EBITDA margin decreased from the Comparable Quarter as a result of the impact from the downturn in the offshore energy market, which was only partially offset by cost reduction activities.

Current Period Compared to Comparable Period
Similar to the Current Quarter discussed above, the year-over-year decrease in operating revenue was primarily driven by the impact of changes in foreign currency exchange rates reducing operating revenue by $62.4 million, the downturn in the oil and gas industry, which has resulted in decreased activity levels with our oil and gas clients reducing operating revenue by $33.6 million and the end of an oil and gas contract that began in late fiscal year 2015 and ended in late fiscal year 2016 that contributed $38.4 million in additional operating revenue in the Comparable Period. Partially offsetting these decreases was an increase in operating revenue (on a foreign exchange neutral basis) from the start-up of U.K. SAR bases since the Comparable Period of $52.3 million and a contract amendment resulting in an increase in operating revenue of $14.9 million (previously included in reimbursable revenue). Eastern Airways contributed $85.9 million and $94.3 million in operating revenue and a negative $0.2 million and positive $14.3 million in adjusted EBITDA for the Current Period and Comparable Period, respectively.
As discussed above a substantial portion of our operations in the Europe Caspian region are contracted in the British pound sterling, which weakened significantly against the U.S. dollar in the Current Period as a result of Brexit. The movement of exchange rates decreased operating revenue, operating income and adjusted EBITDA by $62.4 million, $20.8 million and $21.6 million, respectively, from translation of results compared to the Comparable Period. Additionally, we recorded foreign exchange losses of $18.7 million and $9.1 million, respectively, from the revaluation of assets and liabilities on British pound sterling functional currency entities as of December 31, 2016 and 2015, which is recorded in other income (expense), net and included in adjusted EBITDA. Including both the translation and revaluation impacts, adjusted EBITDA was negatively impacted by $29.2 million and $8.7 million, respectively, resulting from the change in exchange rates from March 31, 2016 and 2015.
Additionally, during the Current Period, we recorded an impairment of $8.7 million for the remaining goodwill related to Eastern Airways, which contributed to the decline in operating income in the Current Period, but was adjusted for in our calculation of adjusted EBITDA. For further details, see Note 1 in the “Notes to Consolidated Financial Statements” included elsewhere in this Quarterly Report. Excluding the impact of the goodwill impairment and changes in foreign currency exchange rates, operating margin would have been 6.5% and 9.7% adjusted EBITDA margin would have been 12.5% and 17.5% for the Current Period and Comparable Period, respectively.
Operating margin and adjusted EBITDA margin decreased from the Comparable Period as a result of the impact from the downturn in the offshore energy market, which was only partially offset by the start-up of the U.K. SAR bases and cost reduction activities.
Africa

	Three Months Ended December 31,		Nine Months Ended December 31,		Favorable (Unfavorable)

	2016	2015	2016	2015	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Operating revenue	$49,587	$61,786	$153,055	$202,885	$(12,199)	(19.7)%	$(49,830)	(24.6)%
Earnings from unconsolidated affiliates, net of losses	$—	$43	$43	$43	$(43)	*	$—	*
Operating income	$10,441	$4,377	$19,954	$24,903	$6,064	138.5%	$(4,949)	(19.9)%
Operating margin	21.1%	7.1%	13.0%	12.3%	14.0%	197.2%	0.7%	5.7%
Adjusted EBITDA	$17,012	$15,680	$39,350	$54,852	$1,332	8.5%	$(15,502)	(28.3)%
Adjusted EBITDA margin	34.3%	25.4%	25.7%	27.0%	8.9%	35.0%	(1.3)%	(4.8)%
Rent expense	$1,767	$2,482	$6,101	$6,025	$715	28.8%	$(76)	(1.3)%
_____________
* percentage change too large to be meaningful or not applicable
The Africa region comprises all of our operations and affiliates on the African continent, including Nigeria and Egypt.
Current Quarter Compared to Comparable Quarter
Operating revenue for Africa decreased in the Current Quarter primarily due to an overall decrease in activity resulting from the downturn of the oil and gas industry. The lower activity reduced revenue by $13.4 million, which was only partially offset by $0.7 million from increased activity on a contract. Additionally, Eastern Airways began providing fixed wing services in this region in October 2015, which generated $1.0 million of operating revenue for the Current Quarter. As discussed under “— Results of Operations — Current Quarter Compared to Comparable Quarter,” a majority of our revenue in our Africa region is contracted at fixed U.S. dollar values, resulting in minimal exposure to the devalued Nigerian naira upon translation into U.S. dollars for reporting purposes.
Operating income and operating margin increased in the Current Quarter primarily due to a decrease in depreciation and amortization expense of $4.6 million and a decline in direct costs including a $3.0 million decrease in maintenance expense, a $2.1 million decrease in salaries and benefits and a $1.2 million decrease in freight costs. Operating expenses were $3.7 million lower in the Current Quarter due to the devaluation of the Nigerian naira which resulted in naira-based expenses translating into fewer U.S. dollars. The decrease in depreciation and amortization expense and direct costs was partially offset by the decline in revenue discussed above. The decrease in depreciation and amortization expense is primarily due to a lower level of accelerated depreciation of $1.1 million in the Current Quarter versus $5.0 million in the Comparable Quarter. In the prior year, management decided to exit certain older aircraft fleet types operating in this market sooner than originally anticipated, resulting in accelerated depreciation. Additionally, during the Comparable Quarter, we recorded $1.7 million of bad debt expense. Operating income and adjusted EBITDA in the Current Quarter benefited $2.4 million and $3.5 million, respectively, from changes in foreign currency exchange rates due to the combination of currencies our Nigerian operations transact in.
Additionally, during the Current and Comparable Quarters, we recorded $0.3 million and $1.5 million, respectively, in severance expense resulting from voluntary and involuntary separation programs as part of our organizational restructuring efforts, which is excluded from adjusted EBITDA and adjusted EBITDA margin.
Excluding the impact of changes in foreign currency exchange rates, operating margin would have been 21.2% and 7.0% and adjusted EBITDA margin would have been 29.6% and 23.4% for the Current Quarter and Comparable Quarter, respectively.
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
Current Period Compared to Comparable Period
Operating revenue for Africa decreased in the Current Period primarily due to an overall decrease in activity resulting from the downturn of the oil and gas industry. The lower activity reduced revenue by $56.1 million, which was only partially offset by $4.3 million from new contracts and increased activity on a contract. Additionally, Eastern Airways began providing fixed wing services in this region in October 2015, which generated $2.4 million of operating revenue for the Current Period.
Operating income, adjusted EBITDA and adjusted EBITDA margin decreased in the Current Period primarily due to the decrease in revenue discussed above, partially offset by a decline in direct costs (including an $8.8 million decrease in salaries and benefits and an $8.0 million decrease in maintenance expense) and a $6.1 million decrease in general and administrative expenses. Operating expenses were $14.3 million lower in the Current Period due to the devaluation of the Nigerian naira which resulted in naira-based expenses translating into fewer U.S. dollars. Also, during the Comparable Period, we recorded $4.7 million in bad debt expense related to two clients in this region. Additionally impacting operating income and operating margin is a decrease in depreciation and amortization expense as a result of a lower amount of accelerated depreciation of $5.0 million in the Current Period versus $11.6 million in the Comparable Period.
Additionally, during the Current and Comparable Periods, we recorded $4.4 million and $5.2 million, respectively, in severance expense resulting from voluntary and involuntary separation programs as part of our restructuring efforts, which is excluded from adjusted EBITDA and adjusted EBITDA margin.
Excluding the impact of changes in foreign currency exchange rates, operating margin would have been 5.7% and 12.3% and adjusted EBITDA margin would have been 16.7% and 26.9% for the Current Period and Comparable Period, respectively.

Americas

	Three Months Ended December 31,		Nine Months Ended December 31,		Favorable (Unfavorable)

	2016	2015	2016	2015	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Operating revenue	$53,024	$72,068	$168,578	$225,283	$(19,044)	(26.4)%	$(56,705)	(25.2)%
Earnings from unconsolidated affiliates, net of losses	$831	$7,556	$4,954	$(1,760)	$(6,725)	(89.0)%	$6,714	381.5%
Operating income	$2,226	$22,797	$5,790	$30,283	$(20,571)	(90.2)%	$(24,493)	(80.9)%
Operating margin	4.2%	31.6%	3.4%	13.4%	(27.4)%	(86.7)%	(10.0)%	(74.6)%
Adjusted EBITDA	$10,039	$30,875	$34,317	$60,429	$(20,836)	(67.5)%	$(26,112)	(43.2)%
Adjusted EBITDA margin	18.9%	42.8%	20.4%	26.8%	(23.9)%	(55.8)%	(6.4)%	(23.9)%
Rent expense	$5,638	$5,033	$16,258	$16,216	$(605)	(12.0)%	$(42)	(0.3)%
_____________
* percentage change too large to be meaningful or not applicable
The Americas region comprises all our operations and affiliates in North America and South America, including Brazil, Canada, Trinidad and the U.S. Gulf of Mexico.
Current Quarter Compared to Comparable Quarter
Operating revenue decreased in the Current Quarter primarily due to a decline in activity in our U.S. Gulf of Mexico operations resulting from the oil and gas industry downturn, which reduced operating revenue by $19.0 million in the Current Quarter and a decrease of $1.9 million in Brazil due to fewer aircraft leased to Líder. These decreases were partially offset by a new contract in Guyana that increased operating revenue by $1.5 million and the introduction of SAR services in the U.S. Gulf of Mexico, which generated $0.4 million of operating revenue in the Current Quarter.
Operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin were impacted by foreign currency exchange rate changes in the Current and Comparable Quarters, which reduced earnings from our investment in Líder by $1.2 million for the Current Quarter and increased earnings from our investment in Líder by $1.0 million for the Comparable Quarter due to the impact of foreign currency exchange rate changes. Excluding this impact, in the Current and Comparable Quarters, earnings from our investment in Líder would have been $2.7 million and $7.1 million, respectively, operating income for the Americas region would have been $3.5 million (6.5% operating margin) and $21.8 million (30.3% operating margin), respectively, and adjusted EBITDA for the Americas region would have been $11.3 million (21.3% adjusted EBITDA margin) and $29.9 million (41.5% adjusted EBITDA margin), respectively. This year-over-year decrease in the Americas region’s operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin primarily resulted from lower revenue due to a decline in activity discussed above, partially offset by a decrease in direct costs, including a $2.3 million decrease in salaries and benefits and a $1.2 million decrease in maintenance expense.
During the Current and Comparable Quarters, we recorded severance expense related to organizational restructuring efforts of $0.1 million and $0.5 million, respectively, which is excluded from adjusted EBITDA and adjusted EBITDA margin.
See further discussion about our investment in Líder and the Brazil market in “— Executive Overview — Market Outlook” and “— Results of Operations — Current Quarter Compared to Comparable Quarter” included elsewhere in this Quarterly Report.
Current Period Compared to Comparable Period
Operating revenue decreased from in the Current Period primarily due to a decline in activity in our U.S. Gulf of Mexico operations, primarily resulting from the oil and gas industry downturn, that reduced operating revenue by $52.3 million in the Current Period, a decrease of $6.2 million in Brazil due to fewer aircraft leased to Líder and a decrease in Suriname of $5.2 million due to the end of a contract. These decreases were partially offset by a new contract in Guyana which increased operating revenue by $7.0 million.
Operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin were negatively impacted by unfavorable foreign currency exchange rate changes in the Current and Comparable Periods which reduced earnings from our investment in Líder by $2.5 million and $17.2 million for the Current and Comparable Periods, respectively. Excluding this impact, in the Current and Comparable Periods, earnings from our investment in Líder would have been $9.5 million and $16.6 million, respectively, operating income for the Americas region would have been $8.3 million (4.9% operating margin) and $47.5 million

(21.1% operating margin), respectively, and adjusted EBITDA for the Americas region would have been $36.9 million (21.9% adjusted EBITDA margin) and $77.6 million (34.5% adjusted EBITDA margin), respectively. This year-over-year decrease in the Americas region’s operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin primarily resulted from a decline in activity driven by the decline in revenue discussed above, partially offset by a decrease in direct costs including a $8.6 million decrease in maintenance expense and a $7.1 million decrease in salaries and benefits.
During the Current and Comparable Periods, we recorded accelerated depreciation expense on aircraft exiting our fleet of $3.9 million and $4.5 million, respectively, and we recorded severance expense related to organizational restructuring efforts of $1.2 million and $2.0 million, respectively. Depreciation and amortization, including accelerated depreciation, and severance expense recorded during the Current and Comparable Periods, were excluded from adjusted EBITDA and adjusted EBITDA margin.
Asia Pacific

	Three Months Ended December 31,		Nine Months Ended December 31,		Favorable (Unfavorable)

	2016	2015	2016	2015	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Operating revenue	$49,092	$67,402	$155,144	$214,177	$(18,310)	(27.2)%	$(59,033)	(27.6)%
Operating income	$(9,012)	$458	$(24,480)	$4,783	$(9,470)	*	$(29,263)	*
Operating margin	(18.4)%	0.7%	(15.8)%	2.2%	(19.1)%	*	(18.0)%	*
Adjusted EBITDA	$(5,027)	$7,383	$(10,513)	$22,164	$(12,410)	(168.1)%	$(32,677)	(147.4)%
Adjusted EBITDA margin	(10.2)%	11.0%	(6.8)%	10.3%	(21.2)%	(192.7)%	(17.1)%	(166.0)%
Rent expense	$10,247	$9,216	$28,803	$27,830	$(1,031)	(11.2)%	$(973)	(3.5)%
_____________
* percentage change too large to be meaningful or not applicable
The Asia Pacific region comprises all our operations and affiliates in Australia and Southeast Asia, including Malaysia and Sakhalin, and our fixed wing operations through Airnorth in Australia.
Current Quarter Compared to Comparable Quarter
Operating revenue in Australia decreased in the Current Quarter by $18.9 million primarily due to the ending of short-term oil and gas contracts and decline in number of aircraft on contract in Australia and a decrease of $1.3 million due to a short-term contract in South Korea in the Comparable Quarter, partially offset by an $0.8 million increase in operating revenue from Airnorth. A significant portion of our revenue in the Asia Pacific region is contracted in the Australian dollar, which strengthened against the U.S. dollar in the Current Quarter. Foreign currency exchange rate changes resulted in an increase in revenue of $1.3 million year-over-year. Airnorth contributed $18.7 million and $17.9 million in operating revenue and $1.1 million and $3.2 million in adjusted EBITDA for the Current and Comparable Quarters, respectively.
Operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin decreased primarily due to lower activity partially offset by cost reduction activities, including a decrease of $4.9 million in salaries and benefits, a decrease of $2.6 million in maintenance expense and a decrease of $1.7 million in travel expense. Additionally, we recorded $1.0 million of bad debt expense in the Comparable Quarter.
During both the Current Quarter and Comparable Quarter, we recorded $0.2 million in severance expense related to organizational restructuring efforts. The severance expense is not included in adjusted EBITDA or adjusted EBITDA margin for the Current Quarter and Comparable Quarter.
Current Period Compared to Comparable Period
Operating revenue in Australia decreased in the Current Period by $59.0 million primarily due to the ending of short-term oil and gas contracts, a $2.8 million decrease due to a short-term contract in South Korea in the Comparable Period, a $1.2 million decrease in Russia and a $1.2 million decrease for Airnorth. A significant portion of our revenue in the Asia Pacific region is contracted in the Australian dollar, which strengthened against the U.S. dollar in the Current Period. Foreign currency exchange rate changes resulted in an increase in revenue of $1.4 million year-over-year. Airnorth contributed $59.9 million and $61.1 million, respectively, in operating revenue and $7.8 million and $10.1 million, respectively, in adjusted EBITDA for the Current and Comparable Periods.

Operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin decreased primarily due to decreased activity partially offset by a decrease in direct costs, including a decrease of $9.4 million in salaries and benefits, a decrease of $9.0 million in maintenance expense and a decrease of $3.3 million in travel expense. Additionally, operating income and operating margin were impacted by a decline in depreciation and amortization expense of $3.9 million. During the Comparable Period, we recorded additional depreciation expense of $6.3 million for four large aircraft operating in this region due to management’s decision to exit these fleet types earlier than originally anticipated, and during the Current Period and Comparable Period, we recorded $2.5 million and $1.6 million, respectively, in severance expense related to organizational restructuring efforts. The severance expense is not included in adjusted EBITDA or adjusted EBITDA margin for the Current Period and Comparable Period.
Corporate and Other

	Three Months Ended December 31,		Nine Months Ended December 31,		Favorable (Unfavorable)

	2016	2015	2016	2015	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Operating revenue	$2,099	$3,609	$7,917	$18,542	$(1,510)	(41.8)%	$(10,625)	(57.3)%
Earnings from unconsolidated affiliates, net of losses	$(190)	$—	$(461)	$—	$(190)	*	$(461)	*
Operating loss	$(21,575)	$(30,387)	$(78,869)	$(95,278)	$8,812	29.0%	$16,409	17.2%
Adjusted EBITDA	$(8,229)	$(21,891)	$(39,030)	$(62,733)	$13,662	62.4%	$23,703	37.8%
Rent expense	$1,885	$2,067	$5,721	$7,314	$182	8.8%	$1,593	21.8%
_____________
* percentage change too large to be meaningful or not applicable
Corporate and other includes our Bristow Academy operations, supply chain management and corporate costs that have not been allocated out to other regions.
Current Quarter Compared to Comparable Quarter
Operating revenue decreased in the Current Quarter primarily due to a decline in third-party part sales of $0.8 million and Bristow Academy revenue of $0.7 million due to a decline in military training.
Operating loss and adjusted EBITDA improved in the Current Quarter primarily due to cost reduction activities that reduced general and administrative costs by $10.0 million primarily driven by a reduction in salaries and benefits of $8.3 million and other general and administrative costs of $1.7 million. Salaries and benefits declined primarily due to a decrease in stock compensation and performance cash plan expense of $3.5 million as a result of decreased stock price performance and lower headcount, a reduction in organizational restructuring costs of $3.0 million and a reduction in other salaries and benefits of $1.8 million as a result of a reduced headcount from organizational restructuring efforts. Additionally, adjusted EBITDA in the Current Quarter benefited from a favorable impact of changes in foreign currency exchange rates on our Corporate results of $9.1 million compared to the Comparable Quarter.
Additionally, during the Current Quarter and Comparable Quarter, we recorded $0.1 million and $3.1 million, respectively, related to organizational restructuring costs which are excluded from adjusted EBITDA.
Current Period Compared to Comparable Period
Operating revenue decreased in the Current Period primarily due to a decline in Bristow Academy revenue of $8.0 million due to a decline in military training and a decrease in third-party part sales of $2.4 million.
Operating loss and adjusted EBITDA improved in the Current Period primarily due to cost reduction activities that reduced general and administrative costs driven by a reduction in salaries and benefits by $5.0 million, professional fees by $4.9 million and other costs by $4.9 million, including information technology, staff relocation and recruitment and travel expenses, partially offset by a decline in revenue discussed above. The decrease in salaries and benefits is primarily driven by a $10.8 million reduction in salaries and benefits as a result of reduced headcount from organizational restructuring efforts, which was partially offset by a $2.9 million increase in severance expense associated with the organizational restructuring efforts and a $2.9 million increase in bonus accrual as no bonus was accrued or awarded in the prior year. Additionally, adjusted EBITDA in the Current Quarter benefited from a favorable impact of changes in foreign currency exchange rates on our Corporate results of $14.2 million compared to the Comparable Period.

Additionally, during the Current Period and Comparable Period, we recorded $9.0 million and $6.1 million, respectively, related to organizational restructuring costs, and the Current Period includes $7.6 million of inventory impairments, all of which are excluded from adjusted EBITDA.
Interest Expense, Net

	Three Months Ended December 31,		Nine Months Ended December 31,		Favorable (Unfavorable)

	2016	2015	2016	2015	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Interest income	$168	$181	$637	$619	$(13)	(7.2)%	$18	2.9%
Interest expense	(13,737)	(11,043)	(38,756)	(30,328)	(2,694)	(24.4)%	(8,428)	(27.8)%
Amortization of debt discounts	(325)	(27)	(1,314)	(973)	(298)	*	(341)	(35.0)%
Amortization of debt fees	(1,136)	(794)	(3,623)	(1,865)	(342)	(43.1)%	(1,758)	(94.3)%
Capitalized interest	2,851	2,147	8,523	8,163	704	32.8%	360	4.4%
Interest expense, net	$(12,179)	$(9,536)	$(34,533)	$(24,384)	$(2,643)	(27.7)%	$(10,149)	(41.6)%
_____________
* percentage change too large to be meaningful or not applicable
Interest expense, net increased in the Current Quarter primarily due to an increase in borrowings and higher amortizations of debt discounts and debt fees, partially offset by an increase in capitalized interest resulting from higher average construction in progress.
Interest expense, net increased in the Current Period primarily due to an increase in borrowings and an increase in amortizations of debt discounts and debt fees, partially offset by an increase in capitalized interest resulting from higher average construction in progress.
Other Income (Expense), Net

	Three Months Ended December 31,		Nine Months Ended December 31,		Favorable (Unfavorable)

	2016	2015	2016	2015	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Foreign currency gains (losses) by region:
Europe Caspian	(10,656)	(5,217)	(18,659)	(9,109)	$(5,439)	(104.3)%	$(9,550)	(104.8)%
Africa	2,255	1,188	2,112	373	1,067	89.8%	1,739	*
Americas	607	(283)	1,564	(364)	890	314.5%	1,928	*
Asia Pacific	(1,233)	2,370	(2,186)	(1,753)	(3,603)	(152.0)%	(433)	(24.7)%
Corporate and other	10,665	2,558	15,406	3,899	8,107	316.9%	11,507	295.1%
Foreign currency gains (losses)	1,638	616	(1,763)	(6,954)	1,022	165.9%	5,191	74.6%
Other	30	34	245	19	(4)	(11.8)%	226	*
Other income (expense), net	$1,668	$650	$(1,518)	$(6,935)	1,018	156.6%	5,417	78.1%
____________
 * percentage change too large to be meaningful or not applicable
Other income (expense), net increased in the Current Quarter compared to the Comparable Quarter primarily due to a higher favorable impact of changes in foreign currency exchange rates in the Current Quarter compared to the Comparable Quarter. The foreign currency gains (losses) within other income (expense), net are reflected within adjusted EBITDA of the regions shown in the table above.
Other income (expense), net decreased in the Current Period compared to the Comparable Period primarily due to a higher unfavorable impact of changes in foreign currency exchange rates in the Comparable Period compared to the Current Period. The foreign currency gains (losses) within other income (expense), net are reflected within adjusted EBITDA of the regions shown in the table above.

Taxes

	Three Months Ended December 31,		Nine Months Ended December 31,		Favorable (Unfavorable)

	2016	2015	2016	2015	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Effective tax rate	12.0%	73.0%	10.2%	(27.7)%	61.0%	83.6%	(37.9)%	(136.8)%
Net foreign tax on non-U.S. earnings	$179	$(2,494)	$894	$10,235	$(2,673)	(107.2)%	$9,341	91.3%
Expense (benefit) of foreign earnings indefinitely reinvested abroad	$3,666	$(9,694)	$7,811	$(21,087)	$(13,360)	(137.8)%	$(28,898)	(137.0)%
Expense from change in tax contingency	$599	$66	$229	$463	$(533)	(807.6)%	$234	50.5%
Impact of goodwill impairment	$2,186	$4,155	$2,186	$4,155	$1,969	47.4%	$1,969	47.4%
Change in valuation allowance	$3,684	$9,529	$19,340	$14,964	$5,845	61.3%	$(4,376)	(29.2)%
Foreign statutory rate reduction	$—	$—	$(1,234)	$—	$—	*	$1,234	*
Deduction of foreign taxes	$(801)	$(1,670)	$(2,003)	$(1,670)	$(869)	(52.0)%	$333	19.9%
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
Valuation allowances represent the reduction of our deferred tax assets. We evaluate our deferred tax assets quarterly which requires significant management judgment to determine the recoverability of these deferred tax assets by assessing whether it is more likely than not that some or all of the deferred tax asset will be realized before expiration. After considering all available positive and negative evidence using a “more likely than not” standard, we believe it is appropriate to value against deferred tax assets related to foreign tax credits and certain foreign net operating losses. As a result, for the Current Quarter, we recorded a valuation allowance of $3.7 million against net operating losses in certain foreign jurisdictions. For Current Period, we recorded a valuation allowance of $11.0 million against foreign tax credits and $8.3 million against net operating losses in certain foreign jurisdictions.

Liquidity and Capital Resources
Cash Flows
Operating Activities
Net cash flows used by operating activities was $14.9 million during the Current Period compared to net cash flows provided by operating activities of $55.7 million during the Comparable Period. Changes in non-cash working capital used $18.8 million and $25.2 million in cash flows from operating activities for the Current Period and Comparable Period, respectively. The decrease in net cash flows provided by operating activities is primarily due to the decreased top-line earnings.
Investing Activities
Cash flows used in investing activities was $105.1 million during the Current Period compared to $324.2 million during the Comparable Period. Cash was used for capital expenditures as follows:

	Nine Months Ended December 31,
	2016	2015
Number of aircraft delivered:
Medium	5	1
Large	—	2
SAR aircraft	2	8
Total aircraft	7	11
Capital expenditures (in thousands):
Aircraft and related equipment	$112,770	$276,547
Other	6,956	66,818
Total capital expenditures	$119,726	$343,365
In addition to these capital expenditures, investing cash flows were impacted by aircraft sales. During the Current Period, we received proceeds of $14.3 million primarily from the sale or disposal of nine aircraft and certain other equipment. During the Comparable Period, we received proceeds of $19.2 million primarily from the sale or disposal of 16 aircraft and certain other equipment.
Financing Activities
Cash flows provided by financing activities totaled $92.7 million during the Current Period compared to $292.2 million during the Comparable Period. During the Current Period, we received $243.9 million from borrowings on our Revolving Credit Facility and $109.9 million from the Lombard debt. During the Current Period, we used cash to repay debt of $243.7 million and pay dividends of $7.4 million on our Common Stock. During the Comparable Period, we received $565.7 million from borrowings on our Revolving Credit Facility, $200 million from borrowings on our $200 million Term Loan and $127.4 million from borrowings on our $350 million Term Loan. During the Comparable Period, we used cash to repay debt of $567.1 million (including $115.0 million for the repurchase of our 3% Convertible Senior Notes) and pay dividends of $35.6 million on our Common Stock.
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

The following table summarizes our significant contractual obligations and other commercial commitments on an undiscounted basis as of December 31, 2016 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings as of December 31, 2016. Additional details regarding these obligations are provided in Notes 5, 6, 7 and 9 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2016 Annual Report and in Notes 3, 4, 5 and 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Payments Due by Period
		Three Months Ending March 31, 2017	Fiscal Year Ending March 31,
	Total		2018 — 2019	2020 — 2021	2022 and beyond

	(In thousands)
Contractual obligations:
Long-term debt and short-term borrowings:
Principal (1)(2)	$1,271,174	$24,399	$319,541	$437,906	$489,328
Interest (3)	214,029	7,550	95,209	56,336	54,934
Aircraft operating leases (4)	513,755	47,182	313,777	132,239	20,557
Other operating leases (5)	78,941	2,725	20,996	16,140	39,080
Pension obligations (6)	42,111	5,225	35,131	1,755	—
Aircraft purchase obligations (7)(8)	424,596	4,633	153,206	141,352	125,405
Other purchase obligations (9)	55,528	41,671	13,857	—	—
Total contractual cash obligations	$2,600,134	$133,385	$951,717	$785,728	$729,304
Other commercial commitments:
Letters of credit	$11,919	$11,919	$—	$—	$—
Contingent consideration (10)	18,276	3,621	14,655	—	—
Total commercial commitments	$30,195	$15,540	$14,655	$—	$—
____________

(1)	Excludes unamortized discount of $0.3 million on the Term Loan and unamortized debt issuance cost of $9.0 million.

(2)
On February 1, 2017, one of our wholly-owned subsidiaries entered into a term loan credit agreement for a $200 million five-year secured equipment financing with Macquarie Bank Limited. The financing is expected to fund no later than March 31, 2017. The proceeds from the financing are expected to be used to repay amounts due under our existing term loans. Additionally, on February 2, 2017, we executed a commitment letter for an approximate six-year, $230 million secured equipment financing with PK Transportation Finance Ireland Limited, a part of GECAS. We expect this financing to fund no later than June 30, 2017. These financings are not included in the contractual obligations in the above table.

(3)	Interest payments for variable interest debt are based on interest rates as of December 31, 2016.

(4)	Represents separate operating leases for aircraft. During the Current Period, we entered into six new aircraft operating leases.

(5)	Represents minimum rental payments required under non-operating leases that have initial or remaining non-cancelable lease terms in excess of one year.

(6)
Represents expected funding for pension benefits in future periods. These amounts are undiscounted and are based on the expectation that both the U.K. and Norway pensions will be fully funded in approximately three years. As of December 31, 2016, we had recorded on our balance sheet $49.3 million pension liability associated with these obligations. The timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustees.

(7)	Includes $2.9 million for final payments for aircraft delivered during fiscal year 2016 that is included in accounts payable as of December 31, 2016.

(8)
Includes $83.7 million for five aircraft orders that can be cancelled prior to delivery dates. During the nine months ended December 31, 2016, we made non-refundable deposits of $4.5 million related to these aircraft.

(9)
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

(10)
Includes $7.4 million related to Eastern and $10.9 million related to Airnorth as of December 31, 2016. The Eastern Airways purchase agreement includes an earn-out payable over three years, which is contingent upon both the achievement of agreed performance targets and the continued employment of the selling shareholders, that will be included as general and administrative expense in our condensed consolidated statements of operations as earned. The first and second year earn-out payments relating to Eastern were not achieved. The remaining potential earn-out of $7.4 million would be payable in fiscal year 2018, of which no amounts are accrued as of December 31, 2016. The Airnorth purchase agreement includes a potential earn-out of A$17 million ($13.0 million) to be paid over four years. During fiscal year 2016, a portion of the first year earn-out payment of A$2 million ($1.5 million) was paid as Airnorth achieved agreed performance targets. The fair value of the Airnorth earn-out, which is contingent upon the achievement of agreed performance targets, is A$9.9 million ($7.1 million) as of December 31, 2016 and is included in contingent consideration and other liabilities and deferred credits on our condensed consolidated balance sheet. A portion of the remaining Airnorth earn-out, which is contingent upon both the achievement of agreed performance targets and the continued employment of the selling shareholders, will be included as general and administrative expense in our condensed consolidated statements of operations as earned. The earn-outs for Eastern and Airnorth are remeasured to fair value at each reporting date until the contingency is resolved and any changes in estimated fair value are recorded as accretion expense included in interest expense on our condensed consolidated statements of operations.
Capital Commitments and Other Uses of Cash
We have commitments and options to make capital expenditures over the next five fiscal years to purchase additional aircraft, including aircraft associated with the commitments reflected in the table above. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order are expected to provide incremental fleet capacity in terms of revenue, operating margin and adjusted EBITDA margin. See Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for a detail of the number of aircraft under commitments and options expected to be delivered in the current and subsequent five fiscal years by aircraft size along with the related expenditures, and for a rollforward of aircraft commitments and options through December 31, 2016.
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
We expect that our cash on deposit as of February 1, 2017 of approximately $95 million, proceeds from aircraft sales, available borrowing capacity under our Revolving Credit Facility ($264 million as of February 1, 2017) and proceeds from the equipment financings described below, as well as any future financings (which may include additional equipment financings and capital market transactions), will be sufficient to satisfy our operating needs, existing capital commitments and other contractual cash obligations, including our debt obligations. However, if we are unable to successfully fund either the $200 million or the $230 million secured equipment financings discussed below, we will need to pursue other financings or capital market transactions, complete aircraft sales or defer capital expenditures in order to have sufficient liquidity to satisfy existing capital commitments and other contractual obligations, including debt obligations over the next 12-month period.
On November 11, 2016, certain of our subsidiaries entered into two seven-year British pound sterling denominated secured equipment financings for an aggregate $200 million U.S. dollar equivalent with Lombard North Center Plc, part of the Royal Bank of Scotland. In December 2016, the first loan amount of $109.9 million (GBP 89.1 million) funded and the borrower prepaid a portion of the schedule payments totaling $4.5 million (GBP 3.7 million). In January 2017, the second loan in the amount of $90.1 million (GBP 72.4 million) funded. Additionally, on February 1, 2017, one of our wholly-owned subsidiaries entered into a term loan credit agreement for a $200 million five-year secured equipment financing with Macquarie Bank Limited. The borrower's obligations under the credit agreement will be guaranteed by the Company and secured by 20 oil and gas aircraft. The financing is expected to fund no later than March 31, 2017. The proceeds from the financing are expected to be used to repay amounts due under our existing term loans. Additionally, on February 2, 2017, we executed a commitment letter for an approximate six-year, $230 million secured equipment financing with PK Transportation Finance Ireland Limited, a part of GECAS. The financing will be secured by 20 oil and gas aircraft. We expect this financing to fund no later than June 30, 2017.
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
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision of and with the participation of our management, including Jonathan E. Baliff, our Chief Executive Officer (“CEO”), and L. Don Miller, our Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2016. Based on that evaluation, our CEO and CFO concluded that such disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management as appropriate to allow for timely decisions regarding required disclosure under the Exchange Act.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 1A. Risk Factors.
There have been no material changes during the three and nine months ended December 31, 2016 in our “Risk Factors” as discussed in the fiscal year 2016 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities.
Not applicable.
Item 3.    Defaults Upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.
The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Exhibit

10.1	Term Loan Credit Agreement, dated as of November 11, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 14, 2016).

10.2	Term Loan Credit Agreement, dated as of November 11, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 14, 2016).

10.3	Compensation Package for William Collins (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 5, 2016).

10.4
Term Loan Credit Agreement, dated as of February 1, 2017, among Bristow U.S. LLC, the several banks, other financial institutions and other lenders from time to time party thereto and Macquarie Bank Limited, as administrative agent and as security agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 2, 2017).

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
February 2, 2017