Form 10-K
period 2017-03-31
Bristow Group Inc
filed 2017-05-23
CIK 73887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended March 31, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ____________
Commission File Number 001-31617
Bristow Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	72-0679819
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2103 City West Blvd., 4thFloor Houston, Texas	77042 (Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (713) 267-7600
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock ($.01 par value)	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES  ☐    NO  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES  ☐    NO  ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                        YES  ☑ NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                   YES  ☑ NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐    NO  ☑
The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based upon the closing price on the New York Stock Exchange, as of September 30, 2016 was $449,793,692.
The number of shares outstanding of the registrant’s Common Stock as of May 19, 2017 was 35,217,652.
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
We use the pronouns “we”, “our” and “us” and the term “Bristow Group” to refer collectively to Bristow Group and its consolidated subsidiaries and affiliates, unless the context indicates otherwise. We also own interests in other entities that we do not consolidate for financial reporting purposes, which we refer to as unconsolidated affiliates, unless the context indicates otherwise. Bristow Group, Bristow Aviation Holdings Limited (“Bristow Aviation”), our consolidated subsidiaries and affiliates, and the unconsolidated affiliates are each separate corporations, limited liability companies or other legal entities, and our use of the terms “we”, “our” and “us” does not suggest that we have abandoned their separate identities or the legal protections given to them as separate legal entities. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ended March 31, 2017 is referred to as “fiscal year 2017”.
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
FORWARD-LOOKING STATEMENTS
This Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements are statements about our future business, strategy, operations, capabilities and results; financial projections; plans and objectives of our management; expected actions by us and by third parties, including our clients, competitors, vendors and regulators; and other matters. Some of the forward-looking statements can be identified by the use of words such as “believes”, “belief”, “expects”, “plans”, “anticipates”, “intends”, “projects”, “estimates”, “may”, “might”, “would”, “could” or other similar words; however, all statements in this Annual Report, other than statements of historical fact or historical financial results, are forward-looking statements.
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
You should consider the following key factors when evaluating these forward-looking statements:

•	the possibility of political instability, war or acts of terrorism in any of the countries where we operate;

•	fluctuations in worldwide prices of and demand for oil and natural gas;

•	fluctuations in levels of oil and natural gas exploration, development and production activities;

•	fluctuations in the demand for our services;

•	the existence of competitors;

•	the existence of operating risks inherent in our business, including the possibility of declining safety performance;

•	the possibility of changes in tax and other laws and regulations;

•	the possibility that the major oil companies do not continue to expand internationally and offshore;

•	the possibility of significant changes in foreign exchange rates and controls, including as a result of Brexit;

•	general economic conditions including the capital and credit markets;

•	the possibility that we may impair our long-lived assets, including goodwill, property and equipment and investments in unconsolidated affiliates;

•	the possibility that we may be unable to defer payment on certain aircraft into future fiscal years or take delivery of certain aircraft later than initially scheduled;

•	the possibility that we may be unable to acquire additional aircraft due to limited availability or unable to exercise aircraft purchase options;

•	the possibility that we may be unable to dispose of older aircraft through sales into the aftermarket;

•	the possibility that we or our suppliers may be unable to deliver new aircraft on time or on budget;

•	the possibility that we may be unable to obtain financing, draw on our credit facilities or enter into definitive agreements with respect to financings on terms that are favorable to us;

•	the possibility that we may lack sufficient liquidity or access to additional financing sources to continue to pay a quarterly dividend or finance contractual commitments;

•	the possibility that we may be unable to maintain compliance with debt covenants;

•	the possibility that segments of our fleet may be grounded for extended periods of time or indefinitely;

•	the possibility that we may be unable to re-deploy our aircraft to regions with greater demand;

•	the possibility that reductions in spending on aviation services by governmental agencies could lead to modifications of search and rescue (“SAR”) contract terms or delays in receiving payments;

•	the possibility that clients may reject our aircraft due to late delivery or unacceptable aircraft design or operability; and

•	the possibility that we do not achieve the anticipated benefits from the addition of new-technology aircraft to our fleet.
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

PART I

Item 1.    Business
Overview
We are the leading global industrial aviation services provider based on the number of aircraft operated. We have a long history in industrial aviation services through Bristow Helicopters Ltd. (“Bristow Helicopters”) and Offshore Logistics, Inc., which were founded in 1955 and 1969, respectively. We have major transportation operations in the North Sea, Nigeria and the U.S. Gulf of Mexico, and in most of the other major offshore energy producing regions of the world, including Australia, Brazil, Canada, Russia and Trinidad. We provide private sector SAR services in Australia, Canada, Nigeria, Norway, Russia, Trinidad and the United States. We provide public sector SAR services in the U.K. on behalf of the Maritime & Coastguard Agency. We also provide regional fixed wing scheduled and charter services in the U.K., Nigeria and Australia through our consolidated affiliates, Eastern Airways International Limited (“Eastern Airways”) and Capiteq Limited, operating under the name of Airnorth, respectively. These operations support our primary industrial aviation services operations in those markets, creating a more integrated logistics solution for our clients.
In fiscal year 2013, Bristow Helicopters was awarded a contract with the U.K. Department for Transport (the “DfT”) to provide public sector SAR services for all of the U.K. (the “U.K. SAR contract”). The U.K. SAR contract has a phased-in transition period that began in April 2015 and continues to July 2017 and a contract length of approximately ten years. We are currently operational at ten bases as follows: Humberside and Inverness (April 2015), Caernarfon (July 2015), Lydd (August 2015), St. Athan (October 2015), Prestwick and Newquay (January 2016), Lee-on-Solent (March 2017), and two previously awarded Gap SAR bases of Sumburgh (June 2013) and Stornoway (July 2013). One Gap SAR base transitioned to the U.K. SAR contract on March 31, 2017 and the remaining Gap SAR base is scheduled to transition to the U.K. SAR contract in July 2017.
During fiscal year 2017, we generated approximately 71% of our consolidated operating revenue from external clients from oil and gas operations, approximately 15% from SAR operations and approximately 14% from fixed wing services that support our global helicopter operations.
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
Helicopters are generally classified as small (four to eight passenger capacity), medium (12 to 16 passenger capacity) and large (18 to 25 passenger capacity), each of which serves a different transportation need of the offshore energy industry. Medium and large helicopters, which can fly in a wider variety of operating conditions, over longer distances, at higher speeds and carry larger payloads than small helicopters, are most commonly used for crew changes on large offshore production facilities and drilling rigs. With these enhanced capabilities, medium and large helicopters have historically been preferred in international markets, where the offshore facilities tend to be larger, the drilling locations tend to be more remote, located in harsh environments and the onshore infrastructure tends to be more limited. Additionally, local governmental regulations in certain international markets require us to operate twin-engine medium and large aircraft in those markets. Global demand for medium and large helicopters is driven by drilling, development and production activity levels in deepwater locations throughout the world, as the medium and large aircraft are able to travel to these deepwater locations. Small helicopters are generally used for shorter routes and to reach production facilities that cannot accommodate medium and large helicopters. Our small helicopters operate primarily over the shallow waters offshore in the U.S. Gulf of Mexico and Nigeria. We are able to deploy our aircraft to the regions with the greatest demand, subject to the satisfaction of local governmental regulations. SAR operations utilize medium and large aircraft that are specially configured to conduct these types of operations in environments around the world. The commercial aircraft in our consolidated fleet are our primary source of revenue. To normalize the consolidated operating revenue of our commercial helicopter fleet for the different revenue productivity and cost, we developed a common weighted factor that combines large, medium and small commercial helicopters into a combined standardized number of revenue producing commercial aircraft assets. We call this measure Large AirCraft Equivalent (“LACE”). Our commercial large, medium and small helicopters, including owned and leased helicopters, are weighted as 100%, 50%, and 25%, respectively, to arrive at a single LACE number, which excludes training aircraft, fixed wing aircraft, unconsolidated affiliate aircraft, aircraft held for sale and aircraft construction in process. We divide our operating revenue from commercial contracts relating to LACE aircraft, which excludes operating revenue from affiliates and reimbursable revenue, by LACE to develop a LACE rate, which is a standardized rate.
The SAR market is continuing to evolve and we believe further outsourcing of public SAR services to the private sector will continue in the future, although the timing of these opportunities is uncertain. The clients for our SAR services include both the oil and gas industry and governmental agencies. We are pursuing other public and oil and gas SAR opportunities for multiple aircraft in various jurisdictions around the globe and other non-SAR government aircraft logistics opportunities.
Our business has traditionally been significantly dependent upon the level of offshore oil and gas exploration, development and production activity. We have begun diversification with recent investments into other new business growth areas within the industrial aviation services to lessen the cyclical effects of a downturn in any one industry or economy. There are also additional markets for aviation services beyond the offshore energy industry and SAR, including air medical, agricultural support, corporate transportation, firefighting, military, police, tourism and traffic monitoring. The existence of these alternative markets enables us to better manage our helicopter fleet by providing potential purchasers for older aircraft and for our excess aircraft during times of reduced demand in the offshore energy industry. As part of an ongoing process to rationalize and simplify our global fleet of commercial helicopters, during fiscal year 2014 we implemented a plan to reduce the number of aircraft types in our fleet to eight model types in approximately five years and six model types in approximately ten years. During fiscal year 2014, we completed our exit from five model types, in fiscal year 2015 we completed our exit from four model types while adding two model types and in fiscal year 2016 we completed our exit from two model types. During fiscal year 2017, we added one model type resulting in 12 model types in our fleet as of March 31, 2017. As we modernize our fleet, the introduction of new technology aircraft types and other operating or market conditions may temporarily slow fleet type reduction.
In addition to our primary Industrial Aviation Services operations, we also operate a training unit, Bristow Academy. See “— Bristow Academy” below for further discussion of these operations. Additionally, we have fixed wing operations in the U.K., Nigeria and Australia that create a more integrated logistics solution for our global clients and further diversify our business.
Most countries in which we operate limit foreign ownership of aviation companies. To comply with these regulations and at the same time expand internationally, we have formed or acquired interests in a number of foreign aviation operators. These investments typically combine a local ownership interest with our experience in providing industrial aviation services to the offshore energy industry. These arrangements have allowed us to expand operations while diversifying the risks and reducing the capital outlays associated with independent expansion. We lease some of our aircraft to a number of unconsolidated affiliates, which in turn provide industrial aviation services to clients locally.

Since the beginning of fiscal year 2013, we have made strategic investments and acquisitions including investment in new generations of aircraft that are in demand by our clients, and expanded or increased investments in new markets and industries. These investments have included investments by consolidated affiliates in fixed-wing operators: Airnorth in Australia and Eastern Airways in the U.K., both of which are consolidated in our financial statements, an equity method investment in Sky-Futures in the U.K., the leading provider of unmanned aerial vehicles inspection data services for the oil and gas industry and an equity method investment in Cougar Helicopters Inc. (“Cougar”) in Canada.
Also since the beginning of fiscal year 2013, we have raised $1.6 billion of capital with both public and private financings, generated gross proceeds of $116.4 million through the divestiture of non-core businesses (including the sale of our 50% interest in each of FBS Limited, FB Heliservices Limited and FB Leasing Limited, collectively referred to as the FB Entities, in fiscal year 2014 and the sale of Helideck Certification Agency (“HCA”) in fiscal year 2015), generated proceeds of approximately $186.0 million through the sale of other aircraft and equipment to the helicopter aftermarket and received $912.1 million from the sale and leaseback of 42 aircraft in fiscal years 2013 through 2017. Concurrently, we have invested approximately $2.3 billion in capital expenditures to grow our business.
While we plan to continue to be disciplined concerning future capital commitments, we also intend to continue managing our capital structure and liquidity position with additional external financings, as needed. Our strategy will involve funding our short-term liquidity requirements with borrowings under our $400 million revolving credit facility (the “Revolving Credit Facility”) and funding our long-term capital needs with operating leases, bank debt, private and public debt and equity offerings.
We regularly engage in discussions with potential sellers and strategic partners regarding the possible purchase of assets, pursuit of joint ventures or other expansion opportunities that increase our position in existing markets or facilitate expansion into new markets. We may also divest portions of our business or assets to narrow our product lines and reduce our operational footprint to reduce leverage and improve return on capital. These potential expansion opportunities and divestitures may consist of both smaller transactions as well as larger transactions that could have a material impact on our financial position, cash flow and results of operations. We cannot predict the likelihood of completing, or the timing of, any such transactions.
The oil and gas business environment experienced a significant downturn beginning during fiscal year 2015. Brent crude oil prices declined from approximately $106 per barrel at July 1, 2014 to a low of approximately $26 per barrel in February 2016 with an increase to approximately $51 per barrel as of March 31, 2017. The decrease in oil prices was driven by increased global supply and forecasts of reduced demand for crude oil resulting from weaker global economic growth in many regions of the world. The oil price decline negatively impacted the cash flow of our clients and resulted in their implementation of measures to reduce operational and capital costs in calendar years 2015 and 2016 compared to 2014 levels, negatively impacting activity during fiscal years 2015, 2016 and 2017. These cost reductions have continued into calendar year 2017 and have impacted both the offshore production and the offshore exploration activity of our clients, with offshore production activity being impacted to a lesser extent, continuing to negatively impact activity during fiscal year 2017. Although the largest share of our revenue relates to oil and gas production and our largest contract, the U.K. SAR contract, is not directly impacted by declining oil prices, the significant drop in the price of crude oil resulted in the rescaling, delay or cancellation of planned offshore projects which has negatively impacted our operations and could continue to negatively impact our operations in future periods. Although oil prices have recently increased following the OPEC agreement in late 2016 to cut production and the oil price environment is beginning to show signs of stabilizing, we are uncertain as to when a recovery in offshore spending will occur. An extended period of reduced crude oil prices and related offshore spending may have a material impact on our financial position, cash flow and results of operations.

As of March 31, 2017, the aircraft in our fleet, the aircraft which we expect to take delivery of in the future and the aircraft which we have the option to acquire were as follows:

	Number of Aircraft
	Consolidated Affiliates					Unconsolidated Affiliates (3)
	Operating Aircraft
Type	Owned Aircraft	Leased Aircraft	Aircraft Held For Sale	On Order (1)	Under Option (2)	In Fleet	Maximum Passenger Capacity
Large Helicopters:
AW189	9	—	—	4	4	—	16
H175	—	—	—	22	—	—	16
H225	16	11	—	—	—	—	19
Mil Mi-8	7	—	—	—	—	—	20
Sikorsky S-92A	35	47	—	1	—	11	19
	67	58	—	27	4	11
Medium Helicopters:
AW139	16	14	—	—	—	3	12
Bell 212	—	—	—	—	—	14	12
Bell 412	6	—	4	—	—	15	13
H155	—	—	1	—	—	—	13
Sikorsky S-76 C/C++	33	9	6	—	—	27	12
Sikorsky S-76D	5	1	—	5	—	—	12
	60	24	11	5	—	59
Small Helicopters:
AS350BB	—	—	—	—	—	1	4
Bell 206B	—	1	—	—	—	2	4
Bell 206L Series	—	—	5	—	—	6	6
Bell 407	22	—	—	—	—	—	6
BK-117	—	3	—	—	—	—	7
H135	—	—	—	—	—	3	6
	22	4	5	—	—	12
Training Aircraft:
Bell 206B	1	9	—	—	—	—	4
Robinson R44	—	8	—	—	—	—	4
Sikorsky S-300CBi	25	—	3	—	—	—	2
Fixed wing	1	—	—	—	—	—
	27	17	3	—	—	—
Fixed wing (4)	30	19	1	—	—	29
Total	206	122	20	32	4	111
_______________

(1)
For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Future Cash Requirements” included elsewhere in this Annual Report.

(2)
Represents aircraft which we have the option to acquire. If the options are exercised, the agreements provide that aircraft would be delivered over fiscal years 2019 through 2020. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Future Cash Requirements” included elsewhere in this Annual Report.

(3)
Includes 43 helicopters (primarily medium) and 22 fixed wing aircraft owned and managed by Líder, our unconsolidated affiliate in Brazil and 39 helicopters and seven fixed wing aircraft owned by Petroleum Air Services (“PAS”), our unconsolidated affiliated in Egypt.

(4)
Bristow Helicopters owns a 60% interest in Eastern Airways. Eastern Airways operates a total of 31 fixed wing aircraft in the Europe Caspian region and provides technical support for three fixed wing aircraft in the Africa region. Additionally, Bristow Helicopters Australia owns a 100% interest in Airnorth. Airnorth operates a total of 14 fixed wing aircraft, which are included in the Asia Pacific region.

The following table presents the distribution of our operating revenue for fiscal year 2017 and aircraft as of March 31, 2017 among our regions:

		Aircraft in Consolidated Fleet(1)(2)
	Operating Revenue for Fiscal Year 2017	Helicopters
		Small	Medium	Large	Training	Fixed Wing	Total	Unconsolidated Affiliates (3)	Total

Europe Caspian	53%	—	16	78	—	31	125	—	125
Africa	15%	14	28	5	—	5	52	46	98
Americas	16%	14	41	18	—	—	73	65	138
Asia Pacific	16%	3	10	24	—	14	51	—	51
Corporate and other	—%	—	—	—	47	—	47	—	47
Total	100%	31	95	125	47	50	348	111	459

_______________

(1)	Includes 20 aircraft held for sale and 122 leased aircraft as follows:

	Held for Sale Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Training	Fixed Wing	Total
Europe Caspian	—	2	—	—	—	2
Africa	5	4	—	—	—	9
Americas	—	5	—	—	—	5
Asia Pacific	—	—	—	—	1	1
Corporate and other	—	—	—	3	—	3
Total	5	11	—	3	1	20

	Leased Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Training	Fixed Wing	Total
Europe Caspian	—	6	39	—	13	58
Africa	—	1	2	—	2	5
Americas	1	14	8	—	—	23
Asia Pacific	3	3	9	—	4	19
Corporate and other	—	—	—	17	—	17
Total	4	24	58	17	19	122

(2)	The average age of our commercial helicopter fleet, which excludes training aircraft, was approximately nine years as of March 31, 2017.

(3)	The 111 aircraft operated by our unconsolidated affiliates do not include those aircraft leased from us.

Our current number of LACE is 174 and our historical LACE and LACE rate is as follows:

	Fiscal Year Ended March 31,
	2017	2016	2015	2014	2013
LACE	174	162	166	158	158
LACE Rate (in millions)	$6.63	$8.85	$9.33	$9.34	$8.35
The following table presents the distribution of LACE helicopters owned and leased, and the percentage of LACE leased as of March 31, 2017. The percentage of LACE leased is calculated by taking the total LACE for leased commercial helicopters divided by the total LACE for all commercial helicopters we operate, including both owned and leased.

	LACE		Percentage of LACE Leased
	Owned Aircraft	Leased Aircraft
Europe Caspian	43	42	49%
Africa	17	3	13%
Americas	24	15	39%
Asia Pacific	19	11	38%
Total	103	71	41%
Region Operations
Europe Caspian
Based on the number of aircraft operating, we are one of the largest providers of industrial aviation services in the North Sea, where there are harsh weather conditions and geographically concentrated offshore facilities. As of March 31, 2017, we operated our oil and gas operations in our Europe Caspian region from four bases in the U.K. and four bases in Norway. The offshore facilities in the Northern North Sea and Norwegian North Sea are large and require frequent crew change flight services. In the Southern North Sea, the facilities are generally smaller with some unmanned platforms requiring shuttle operations to up-man in the morning and down-man in the evening. We deploy the majority of the large aircraft in our consolidated fleet in the North Sea where our clients are primarily major integrated and independent offshore energy companies. Our North Sea operations are subject to seasonality as drilling activity is lower during the winter months due to harsh weather and shorter days.
We provide commercial SAR services for a number of oil and gas companies operating in the Norwegian sector of the North Sea. As discussed under “— Overview” above, in March 2013, we were awarded a contract to provide public sector SAR services for all of the U.K. with ten bases, all of which were operational as of March 31, 2017.
Bristow Helicopters owns a 60% interest in Eastern Airways, a regional fixed wing operator based in the U.K. Eastern Airways has approximately 650 employees and its operations focus on providing scheduled and charter services targeting U.K. oil and gas transport. Eastern Airways operates 31 fixed wing aircraft and provides technical support for three fixed wing aircraft operating in our Africa region. We believe our investment in Eastern Airways strengthens our ability to provide a complete suite of point to point transportation services for existing European based passengers, expand industrial aviation services in certain areas like the Shetland Islands and create a more integrated logistics solution for global clients.
Additionally, our Europe Caspian region includes operations in Turkmenistan. We operate one medium aircraft through our 51% interest in Turkmenistan Helicopters Limited, a Turkmenistan corporation that provides industrial aviation services to an international offshore energy company from a single location.
Africa
As of March 31, 2017, most of the aircraft in our Africa region operated in Nigeria, where we are the largest provider of industrial aviation services to the offshore energy industry. We deploy a combination of small, medium and large aircraft in Nigeria and service a client base comprised mostly of major integrated offshore energy companies. We have five operational bases, with the largest bases located in Escravos, Lagos, Port Harcourt and Eket. The marketplace for our services had historically been concentrated predominantly in the oil rich swamp and shallow waters of the Niger Delta area. More recently we have been undertaking work further offshore in support of deepwater exploration. Operations in Nigeria are subject to seasonality as the Harmattan, a dry and dusty trade wind, blows between the end of November and the middle of March. At times when the heavy amount of dust in the air severely limits visibility, our aircraft are unable to operate.
In October 2015, we began providing fixed wing services to provide end-to-end transportation services for principally oil and gas industry customers and operate three fixed wing aircraft in support of this service.

We own a 25% interest in PAS, an Egyptian corporation which provides helicopter and fixed wing transportation to the offshore energy industry. Additionally, spare fixed wing capacity is chartered to tourism operators. PAS operates 39 helicopters and seven fixed wing aircraft from multiple locations. The remaining 75% interest in PAS is owned by the Egyptian General Petroleum Corporation.
Americas
As of March 31, 2017, we operated from four operating facilities in the U.S. Gulf of Mexico. We are one of the largest suppliers of industrial aviation services in the U.S. Gulf of Mexico. Our clients in this business unit are mostly independent and major integrated offshore energy companies. The U.S. Gulf of Mexico is a major offshore energy producing region. The shallow water platforms are typically unmanned and are serviced by small aircraft. The deepwater platforms are serviced by medium and large aircraft. Among our strengths in this region, in addition to our operating facilities, are our advanced flight-following systems and our widespread and strategically located offshore fuel stations. Operations in the U.S. Gulf of Mexico are subject to seasonality as the months of December through March typically have more days of harsh weather conditions than the other months of the year. Additionally, during the months of June through November, tropical storms and hurricanes may reduce activity as we are unable to operate in the area of the storm.
As of March 31, 2017, we operated a SAR base at the South Lafourche Airport in Galliano, Louisiana. From this base, we have two medium and one large aircraft that provide SAR and/or medical evacuation services to oil and gas operators.
We own a 40% economic interest in Cougar, the largest offshore energy and SAR helicopter service provider in Atlantic Canada. Cougar has approximately 250 employees and its operations are primarily focused on serving the offshore oil and gas industry off Canada’s Atlantic coast. We leased eight large helicopters and four shore-based facilities to Cougar as of March 31, 2017, including state-of-the-art helicopter passenger, maintenance and SAR facilities located in Newfoundland and Labrador.
We also own a 41.9% economic interest in Líder, the largest provider of helicopter and corporate aviation services in Brazil. Líder has five primary operating units: helicopter service, maintenance, chartering, ground handling and aircraft sales, and provides commercial SAR and medical evacuation services to the oil and gas industry. Líder’s fleet includes 43 rotor wing and 22 fixed wing aircraft (including owned and managed aircraft). Líder’s management has introduced large helicopters into their operational portfolio allowing them to gain competence and positioning them for the anticipated growth associated with Brazil’s pre-salt fields. Líder also has a vast network of over 20 bases located strategically in Brazil including locations in Macae, Rio de Janiero, Sao Tome, Urucu and Vitória.
Additionally, we operate seven medium and one large aircraft in Trinidad from a base located at Trinidad’s Piarco International Airport and three medium aircraft in Guyana from a base located at Ogle International Airport. Our clients in Trinidad and Guyana are primarily engaged in offshore energy activities. We also provide rescue and recovery services for our clients in Trinidad and Guyana.
Asia Pacific
As of March 31, 2017, we operated oil and gas operations in Australia from four bases located in Western Australia, three bases in Victoria, one base in Northern Territory and one base in Queensland. Our operating bases are located in the vicinity of the major offshore energy exploration and production fields in the North West Shelf, the Browse and Carnarvon basins of Western Australia and the Bass Straits in Victoria. Our clients in Australia are primarily major integrated offshore energy companies. We provide SAR and medical evacuation services to the oil and gas industry in Australia and engineering support to the Republic of Singapore Air Force’s fleet of helicopters at their base in Oakey, Queensland. Operations in the Asia Pacific region during the months of November through April may be impacted by cyclones that may reduce activity as we are unable to operate in the area of the storm.
Bristow Helicopters Australia owns a 100% interest in Airnorth, a regional fixed wing operator based in Darwin, North Territory, Australia. Airnorth has approximately 280 employees and its operations focus on providing both charter and scheduled services targeting the energy and mining industries in Northern and Western Australia as well as international services to Dili, Timor-Leste. Airnorth operates 14 fixed wing aircraft. We believe this investment strengthens our ability to provide point to point transportation services for existing Australian based passengers, expand industrial aviation services in certain areas in Southeast Asian markets and create a more integrated logistics solution for global clients.
Additionally, we operate seven large aircraft in Russia from three locations on Sakhalin Island, where we provide industrial aviation services to international and domestic offshore energy companies and operate a local SAR service.

Bristow Academy
Bristow Academy is a leading provider of helicopter training services with over 25 years of operating history and training facilities in Titusville, Florida and Carson City, Nevada. Bristow Academy trains students from around the world to become helicopter pilots and is approved to provide helicopter flight training at the commercial pilot and flight instructor level by both the U.S. Federal Aviation Administration (the “FAA”) and the European Aviation Safety Authority (the “EASA”). Bristow Academy operates 47 aircraft (including 27 owned, 17 leased aircraft and three held for sale) and employs approximately 80 people, including approximately 20 primary flight instructors. A significant part of Bristow Academy’s operations include military training, which generated approximately 33% of Bristow Academy’s operating revenue for fiscal year 2017.
Clients and Contracts
Our principal clients are major integrated, national and independent offshore energy companies and the U.K Department for Transport. The following table presents our top ten clients in fiscal year 2017 and their percentage contribution to our consolidated gross revenue during fiscal years 2017, 2016 and 2015 and includes any clients accounting for 10% or more of our consolidated gross revenue during such fiscal years.

	Fiscal Year Ended March 31,
Client Name	2017	2016	2015
U.K. Department for Transport	13.6%	10.3%	2.6%
Chevron	8.7%	11.4%	11.7%
BP	8.2%	6.5%	7.7%
ConocoPhillips	7.3%	7.6%	9.3%
Statoil	5.3%	3.7%	4.7%
IAC (1)	4.6%	5.6%	7.7%
Cougar (2)	4.4%	3.6%	3.3%
Exxon Mobil	4.1%	3.5%	3.6%
Talisman	3.6%	2.3%	4.1%
Inpex	3.4%	4.7%	2.3%
	63.2%	59.2%	57.0%
_______________

(1)	IAC is the Integrated Aviation Consortium in the U.K. North Sea and comprises three major oil companies: BP, CNR International, and TAQA.

(2)	As discussed above, we own a 40% economic interest in Cougar.
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
Generally, our oil and gas helicopter contracts are cancelable by the client with a notice period ranging from 30 to 180 days and in some cases up to one year. In the Americas region, we generally enter into short-term contracts for twelve months or less. Outside of the Americas, contracts are typically between two and five years in term. These long term contracts may also include escalation provisions allowing annual rate increases, which may be based on a fixed dollar or percentage increase, an increase in an agreed index or our actual substantiated increased costs, which we negotiate to pass along to clients. Cost reimbursements from clients are recorded as reimbursable revenue with the related reimbursed cost recorded as reimbursable expense in our consolidated statements of operations.
Generally, SAR services contracts include a monthly standing charge, which average approximately 85% of the total contract revenue, and a monthly variable charge that covers flying, fuel and ancillary items, which average approximately 15% of the total contract revenue. See further details on the U.K. SAR contract in “— Overview.”
Our fixed wing services are generally provided through scheduled charter service or regular public transport service.  For scheduled charter service, our contracts typically include variable rates based on the number of passengers, flights or flight hours. These agreements may also include a monthly standing charge; however, this is much less common as compared to helicopter contracts.  We also provide charter services to clients on an “ad hoc” basis, which usually entails a shorter notice period and shorter contract duration.  Regular public transport service is provided through established daily or weekly flight schedules and is based upon individual ticket sales to customers.

Competition
The helicopter and fixed wing businesses are highly competitive throughout the world. We compete directly against multiple providers in almost all of our operating regions. We have several significant competitors in the North Sea, Nigeria, the U.S. Gulf of Mexico and Australia, and a number of smaller local competitors in other markets. Globally, we have seen a recent increase in competitive pressure and new regulation that could impact our ability to win future work. Competition has intensified and new competitors could enter our industry if they are willing to make a significant capital investment, have access to working capital, onshore and offshore bases, personnel and operating experience. These requirements can be achieved with the appropriate level of client support and commitment. In addition, while not the predominant practice, certain of our clients and potential clients in the offshore energy industry perform their own industrial aviation services.
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
Safety, Industry Hazards and Insurance
Hazards such as severe weather and mechanical failures are inherent in the transportation industry and may result in the loss of equipment and revenue. It is possible that personal injuries and fatalities may occur. We believe our air accident rate per 100,000 flight hours, which has historically been more than ten times lower than the reported global offshore energy production helicopter average data, indicates that we have consistently performed better than the industry average with respect to safety. In fiscal year 2016, one Sikorsky S-76C+ and one Sikorsky S-76C++ aircraft operated by us were involved in accidents. In one of these accidents, two of our crew members and four passengers were fatally injured. The second accident resulted in no significant injuries or fatalities. During fiscal years 2017 and 2015, we had no accidents that resulted in fatalities.
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

Employees
As of March 31, 2017, we employed 4,374 employees. Many of our employees are represented under collective bargaining agreements. Periodically, certain groups of our employees who are not covered by a collective bargaining agreement consider entering into such an agreement. We believe that our relations with our employees are generally satisfactory.
The following table sets forth our main employee groups and status of the collective bargaining agreements:

Employee Group	Representatives	Status of Agreement	Approximate Number of Employees Covered by Agreement as of March 31, 2017
U.K. Pilots	British Airline Pilots Association (“BALPA”)	Agreement expired in March 2017. Currently in negotiations.	400
U.K. Engineers and Staff	Unite	Agreement expired in March 2017. Currently in negotiations.	550
Bristow Norway Pilots	Norsk Flygerforbund (“NALPA”); Parat Luftfart(“PARAT”)	Agreement expired in March 2017. Currently in negotiations.	160
Bristow Norway Engineers	Norsk Helikopteransattes Forbund (“NU of HE”)/BNTF	Local agreement expired in September 2016. Currently in negotiations.	110
Nigeria Junior and Senior Staff	National Union of Air Transport Employees; Air Transport Services Senior Staff Association of Nigeria	Agreements expire in December 2017.	50
Nigeria Pilots and Engineers	Nigerian Association of Airline Pilots and Engineers	We recognize this union for representation purposes, but there is no formal commitment to negotiate remuneration.	150
North America Pilots	Office and Professional Employees International Union (“OPEIU”)	Agreement expired April 2015. Currently in negotiations.	130
Gulf of Mexico Mechanics	OPEIU	Agreement expired in April 2017. Currently in negotiations.	200
Australia Pilots	Australian Federation of Air Pilots	Agreement expires in March 2019.	100
Australia Engineers and BDI Tradesmen and Staff	Australian Licensed Aircraft Engineers Association (“ALAEA”), Australian Manufacturing Union (“AMWU”) and elected employee representatives	Agreement for BDI tradesmen and staff expires in March 2017. Agreement for Australia engineers expires in March 2018. Currently in negotiations for BDI agreement.	170
Trinidad Mechanics	Fitters/Handlers	Agreements expired in May 2016. Currently in negotiations.	30
Airnorth Pilots	Aircrew Logistics Pilots Group	Agreement expired in June 2015. Currently being rolled over on an annual basis.	60
Airnorth Engineers	Aircraft Logistics Engineers Group	Agreement expired in June 2016. Currently in negotiations.	50
Líder, our unconsolidated affiliate in Brazil, employs approximately 1,380 employees and Cougar, our unconsolidated affiliate in Canada, employs approximately 250 employees.

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
Under the Federal Aviation Act, it is unlawful to operate certain aircraft for hire within the U.S. unless such aircraft are registered with the FAA and the FAA has issued an operating certificate to the operator. As a general rule, aircraft may be registered under the Federal Aviation Act only if the aircraft are owned or controlled by one or more citizens of the U.S. and an operating certificate may be granted only to a citizen of the U.S. For purposes of these requirements, a corporation is deemed to be a citizen of the U.S. only if at least 75% of its voting interests are owned or controlled by U.S. citizens, the president of the company is a U.S. citizen, two-thirds or more of the directors are U.S. citizens and the company is under the actual control of U.S. citizens. If persons other than U.S. citizens should come to own or control more than 25% of our voting interest or if any of the other requirements are not met, we have been advised that our aircraft may be subject to deregistration under the Federal Aviation Act, and we may lose our ability to operate within the U.S. Deregistration of our aircraft for any reason, including foreign ownership in excess of permitted levels, would have a material adverse effect on our ability to conduct certain operations within our Americas region and Bristow Academy operations. Therefore, our organizational documents currently provide for the automatic suspension of voting rights of shares of our outstanding voting capital stock owned or controlled by non-U.S. citizens, and our right to redeem those shares, to the extent necessary to comply with these requirements. As of March 31, 2017, approximately 5,203,000 shares of our common stock, par value $.01 per share (“Common Stock”), were held of record by persons with foreign addresses. These shares represented approximately 15% of our total outstanding Common Stock as of March 31, 2017. Our foreign ownership may fluctuate on each trading day because our Common Stock is publicly traded.
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
United Kingdom
Our operations in the U.K. are subject to the Civil Aviation Act 1982 and other similar English and European Union (“E.U.”) statutes and regulations. We carry persons and property in our aircraft pursuant to an operating license issued by the Civil Aviation Authority (the “CAA”). The holder of an operating license must meet the ownership and control requirements of Council Regulation 2407/92. To operate under this license, the company through which we conduct operations in the U.K., Bristow Helicopters, must be owned directly or through majority ownership by E.U. nationals, and must at all times be effectively controlled by them. To comply with these restrictions, we own only 49% of the ordinary shares of Bristow Aviation, the entity that owns Bristow Helicopters. In addition, we have a put/call agreement with the other two stockholders of Bristow Aviation which grants us the right to buy all of their Bristow Aviation ordinary shares (and grants them the right to require us to buy all of their shares). Under English law, to maintain Bristow Helicopters’ operating license, we would be required to find a qualified E.U. owner to acquire any of the Bristow Aviation shares that we have the right or obligation to acquire under the put/call agreement. In addition to our equity investment in Bristow Aviation, we own deferred stock, essentially a subordinated class of stock with no voting rights, and hold subordinated debt issued by Bristow Aviation.

The CAA regulates our U.K. flight operations and exercises jurisdiction over personnel, aircraft, ground facilities and certain technical aspects of those operations. The CAA often imposes improved safety standards. Under the Licensing of Air Carriers Regulations 1992, it is unlawful to operate certain aircraft for hire within the U.K. unless such aircraft are approved by the CAA. Changes in U.K. or E.U. statutes or regulations, administrative requirements or their interpretation may have a material adverse effect on our business or financial condition or on our ability to continue operations in the U.K.
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

Additionally, an increase in onshore fracking, which generally does not require use of our services, could have an adverse effect on our operations. If onshore fracking were to meaningfully increase globally, and if it were to drive a meaningful increase in the supply of hydrocarbons without an increase in global demand, it could potentially adversely impact oil and natural gas prices and the level of activity in our offshore oil and gas markets and the demand for our industrial aviation services.
A focus by our clients on cost-saving measures rather than quality of service, which is how we differentiate ourselves from competition, could reduce the demand for our services.
Historically, we had the ability to secure profitable contracts by providing superior quality as compared to our competitors. However, offshore energy companies are continually seeking to implement measures aimed at greater cost savings, including efforts to accept lesser quality services, otherwise improve cost efficiencies with respect to air transportation services, or to provide other alternatives for transportation, such as boats. For example, these companies may reduce staffing levels on both old and new installations by using new technology to permit unmanned installations, may reduce the frequency of transportation of employees by increasing the length of shifts offshore, may change other aspects of how our services are scheduled and may consider other alternatives to our services to achieve cost savings. In addition, these companies could initiate their own helicopter, airplane or other transportation alternatives. The continued implementation of these kinds of measures could reduce the demand or pricing for our services and have a material adverse effect on our business, financial condition and results of operations.

Our industry is highly competitive and cyclical, with intense price competition.
The helicopter and fixed wing businesses are highly competitive throughout the world. Chartering of such aircraft is often done on the basis of competitive bidding among those providers having the necessary equipment, operational experience and resources. Factors that affect competition in our industry include price, quality of service, operational experience, record of safety, quality and type of equipment, client relationship and professional reputation.
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
We have several significant competitors in the North Sea, Nigeria, the U.S. Gulf of Mexico, Australia, Canada and Brazil, and a number of smaller local competitors in other markets. Certain of our clients have the capability to perform their own air transportation operations or give business to our competitors should they elect to do so, which has a limiting effect on our rates.
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
Our profitability is directly related to demand for our services. Because of the significant expenses related to aircraft financing and leasing, crew wages and benefits, and insurance and maintenance programs, a substantial portion of our operating expenses are fixed and must be paid even when aircraft are not actively servicing clients and thereby generating revenue. A decrease in our revenue could therefore result in a disproportionate decrease in our earnings, as a substantial portion of our operating expense would remain unchanged. Similarly, the discontinuation of any rebates, discounts or preferential financing terms offered to us by manufacturers, lenders or lessors could have the effect of increasing our related expenses, and without a corresponding increase in our revenue, could negatively impact our results of operations.
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
In a referendum held on June 23, 2016, voters in the U.K. approved the exit of the U.K. (“Brexit”) from the E.U. On March 29, 2017, the U.K. government commenced the exit process under Article 50 of the Treaty of the European Union by notifying the European Council of the U.K.’s intention to leave the E.U. This notification starts a two-year time period for the U.K. and the remaining E.U. Member States to negotiate a withdrawal agreement.
For fiscal years 2017 and 2016, approximately 36% and 34%, respectively, of our revenue was derived from contracts with customers in the U.K., and approximately 16% of our revenue in both periods was derived from contracts with customers in other European markets.
The consequences of Brexit, together with what may be protracted negotiations around the terms of Brexit, could introduce significant uncertainties into global financial markets and adversely impact the regions in which we and our clients operate. In the long term, Brexit could also create uncertainty with respect to the legal and regulatory requirements to which we and our customers in the U.K. are subject and lead to divergent national laws and regulations as the U.K. government determines which E.U. laws to modify or replace. Brexit also exacerbates the potential for additional referendums within the U.K., such as in Scotland, which could lead to a breakup of the U.K, creating further legal and regulatory uncertainty.
The Brexit vote has resulted in a significant decline in the value of British pound sterling and volatility in exchange rates is expected to continue as the terms of Brexit are negotiated. If the British pound sterling remains weak or continues to weaken, revenue under contracts denominated in British pound sterling will translate into fewer U.S. dollars. For fiscal year 2017, revenue denominated in British pound sterling represented 34% of our revenue. The uncertainties surrounding Brexit and risks associated with the commencement of Brexit could have a material adverse effect on our current business and future growth.
We may undertake one or more significant corporate transactions that may not achieve their intended results, may adversely affect our financial condition and our results of operations or result in unforeseeable risks to our business.
We continuously evaluate the acquisition or disposition of operating businesses and assets and may in the future undertake one or more significant transactions. Any such transaction could be material to our business and could take any number of forms, including mergers, joint ventures and the purchase of equity interests. The consideration for such acquisitive transactions may include, among other things, cash, common stock or equity interests in us or our subsidiaries, or a contribution of equipment to obtain equity interests, and in conjunction with a transaction we might incur additional indebtedness. We also routinely evaluate the benefits of disposing of certain of our assets.
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
Certain models of aircraft that we operate have also experienced accidents while operated by third parties. Most recently, on April 29, 2016, an incident occurred with an Airbus Helicopters EC225LP (also known as a H225) model helicopter operated by another helicopter company, which resulted in the loss of life for eleven passengers and two crew members in Norway. This incident resulted in the civil aviation authorities in the U.K. and Norway issuing safety directives that required the operators to suspend commercial operations of the affected aircraft pending determination of the root cause. Our H225 fleet of 27 aircraft remains grounded globally as a result of this incident. If other operators experience accidents with aircraft models that we operate or lease, obligating us to take such aircraft out of service until the cause of the accident is rectified, we could lose revenue and clients. In addition, safety issues experienced by a particular model of aircraft could result in clients refusing to use that particular aircraft model or a regulatory body grounding that particular aircraft model. The value of the aircraft model might also be permanently reduced in the market if the model were to be considered less desirable for future service and the inventory for such aircraft may be impaired.
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
Our business has traditionally been significantly dependent upon the level of offshore oil and gas exploration, development and production activity. Although the company has begun diversification efforts with the award for the provision of search and rescue services in the U.K. and investments in Eastern Airways, Airnorth and Sky-Futures, the effect of the downturn in the oil and gas industry has nevertheless negatively impacted our financial results and could continue to negatively impact our financial results in future periods. While diversification into other industrial aviation services is intended to grow the business and offset the cyclical nature of the underlying oil and gas business, we cannot be certain that diversification benefits associated with those lines of business will be realized.

Our operations in certain regions of the world are subject to additional risks.
Operations in certain regions are subject to various risks inherent in conducting business in international locations, including:

•	political, social and economic instability, including risks of war, general strikes and civil disturbances;

•	physical and economic retribution directed at U.S. and foreign companies and personnel;

•	governmental actions that restrict payments or the movement of funds or result in the deprivation of contract rights;

•	violations of our Code;

•	adverse tax consequences;

•	fluctuations in currency exchange rates, hard currency shortages and controls on currency exchange that affect demand for our services and our profitability;

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
Historically, there has been continuing political and social unrest in Nigeria, where we derived 15%, 14% and 18% of our gross revenue during fiscal years 2017, 2016 and 2015, respectively. In 2015, there was a change in the leadership in Nigeria. The current leadership is facing numerous challenges which, if not addressed, may cause political or social unrest and result in a lack of demand for our services in Nigeria and safety risks for our operations and our people. In addition, the passage of the Nigerian Petroleum Industry Bill could lead to further uncertainty in demand in the region. Future unrest or legislation in Nigeria or our other operating regions could adversely affect our business, financial condition and results of operations in those regions. We cannot predict whether any of these events will continue to occur in Nigeria or occur elsewhere in the future.
We also have a joint venture operating in Sakhalin that may be negatively impacted by any further civil unrest within, war related to, or sanctions against Russia.
We are highly dependent upon the level of activity in the North Sea and to a lesser extent the U.S. Gulf of Mexico, which are mature exploration and production regions.
In fiscal years 2017, 2016 and 2015, approximately 58% of our gross revenue in each of these fiscal years was derived from industrial aviation services provided to oil and gas clients operating in the North Sea and the U.S. Gulf of Mexico. The North Sea and the U.S. Gulf of Mexico are mature exploration and production regions that have undergone substantial seismic survey and exploration activity for many years. Because a large number of oil and gas properties in these regions have already been drilled, additional prospects of sufficient size and quality could be more difficult to identify. The ability of our clients to produce sufficient quantities to support the costs of exploration in different basins could impact the level of future activity in these regions. Generally, the production from these drilled oil and gas properties is declining. In the future, production may decline to the point that such properties are no longer economic to operate, in which case, our services with respect to such properties will no longer be needed. Oil and gas companies may not identify sufficient additional drilling sites to replace those that become depleted. In addition, the U.S. government’s exercise of authority under the Outer Continental Shelf Lands Act, as amended, to restrict the availability of offshore oil and gas leases together with the U.K. government’s exercise of authority could adversely impact exploration and production activity in the U.S. Gulf of Mexico and the U.K. North Sea, respectively.
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
In addition, the majority of our customers are engaged in oil and gas production, exploration and development. For fiscal year 2017, we generated approximately 71% of our consolidated operating revenue from external clients from oil and gas operations. This concentration could impact our overall exposure to credit risk because changes in economic and industry conditions that adversely affect the oil and gas industry could affect the credit worthiness of many of our customers. We generally do not require letters of credit or other collateral to support our trade receivables. Accordingly, a continued or additional downturn in the economic condition of the oil and gas industry could adversely impact our ability to collect our receivables and thus impact our business, financial condition and results of operations.
Our failure to dispose of aircraft through sales into the aftermarket could adversely affect us.
The management of our global aircraft fleet involves a careful evaluation of the expected demand for our services across global markets, including the type of aircraft needed to meet this demand. As offshore oil and gas drilling and production globally moves to deeper water, more medium and large aircraft and newer technology aircraft may be required. During a downturn in the oil and gas industry or as older aircraft models come off of current contracts and are replaced by new aircraft, our management evaluates our future needs for these aircraft models and ultimately the ability to recover our remaining investments in these aircraft through sales into the aftermarket. We depreciate our aircraft over their expected useful life to the expected salvage value to be received for the aircraft at the end of that life. However, depending on the market for aircraft, we may record gains or losses on aircraft sales. In certain instances where a cash return can be made on newer aircraft in excess of the expected return available through the provision of our services, we may sell newer aircraft. The number of aircraft sales and the amount of gains and losses recorded on these sales can be unpredictable. In May 2016, a global competitor filed for Chapter 11 bankruptcy protection and announced its intention to reject leases resulting in the return of approximately 90 leased helicopters to lessors. This significant return of aircraft into an already oversupplied market could undermine our ability to dispose of our aircraft and could have a material adverse effect on our business, financial condition and results of operations.
Changes in effective tax rates, taxation of our foreign subsidiaries or adverse outcomes resulting from examination of our tax returns could adversely affect our business, financial condition and results of operations.
Our future effective tax rates could be adversely affected by changes in tax laws, both domestically and internationally, or the interpretation or application thereof.  From time to time, the U.S. Congress and foreign, state and local governments consider legislation that could increase our effective tax rate or the effective tax rates of our consolidated affiliates. We cannot determine whether, or in what form, legislation will ultimately be enacted or what the impact of any such legislation could have on our profitability. If these or other changes to tax laws are enacted, our profitability could be negatively impacted.
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

If our goodwill, intangible assets or investments in unconsolidated affiliates become impaired we may be required to record a significant charge to earnings.
We acquire other companies and intangible assets, and make investments in unconsolidated affiliates, and may not realize all of the economic benefit from those acquisitions or investments, which could cause an impairment of goodwill, intangibles or investments in unconsolidated affiliates. We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may be a change in circumstances, indicating that the carrying value of our goodwill, intangible assets or investments in unconsolidated affiliates may not be recoverable, include a decline in our stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in the industry in which we operate. For example, in fiscal years 2017 and 2016, we recognized losses of $8.7 million and $49.7 million, respectively, associated with the impairment of goodwill and other intangibles as a result of the market downturn. We may be required to record significant additional charges in our consolidated financial statements during the period in which any impairment of our goodwill, intangible assets or investments in unconsolidated affiliates is determined, which could adversely affect our results of operations.
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
Because we maintain our financial statements in U.S. dollars, our financial results are vulnerable to fluctuations in the exchange rate between the U.S. dollar and foreign currencies, such as the British pound sterling, Australian dollar, euro, Norwegian kroner and Nigerian naira. In preparing our financial statements, we must convert all non-U.S. dollar results to U.S. dollars. The effect of foreign currency translation impacts our results of operations as a result of the translation of non-U.S. dollar results and is reflected as a component of stockholders’ investment, while the revaluation of certain monetary foreign currency transactions is credited or charged to income and reflected in other income (expense), net. Additionally, our earnings from unconsolidated affiliates, net of losses, are affected by the impact of changes in foreign currency exchange rates on the reported results of our unconsolidated affiliates, primarily the impact of changes in the Brazilian real and the U.S. dollar exchange rate on results for our affiliate in Brazil. Changes in exchange rates could cause significant changes in our financial position and results of operations in the future.
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
We contract with a small number of manufacturers and lessors for most of our aircraft expansion, replacement and leasing needs. If any of the manufacturers face production delays due to, for example, natural disasters, labor strikes or availability of skilled labor, we may experience a significant delay in the delivery of previously ordered aircraft. During these periods, we may not be able to obtain orders for additional aircraft with acceptable pricing, delivery dates or other terms. Also, we have operating leases for many of our helicopters. The number of companies that provide leasing for helicopters is limited. If any of these leasing companies face financial setbacks, we may experience delays or restrictions in our ability to lease aircraft. Delivery delays or our inability to obtain acceptable aircraft orders or lease aircraft could adversely affect our revenue and profitability and could jeopardize our ability to meet the demands of our clients and grow our business. Additionally, lack of availability of new aircraft resulting from a backlog in orders could result in an increase in prices for certain types of new and used helicopters.
If any of the helicopter manufacturers we contract with, the government bodies that regulate them or other parties identify safety issues with helicopter models we currently operate or that we intend to acquire, we may be required to suspend flight operations, as was done with the S-76C and H225 aircraft. If we are forced to suspend operations of helicopter models, our business, financial condition and results of operations during any period in which flight operations are suspended could be affected.

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
Our ability to attract and retain qualified pilots, mechanics and other highly-trained personnel is an important factor in determining our future success. For example, many of our clients require pilots with very high levels of flight experience. The market for these experienced and highly-trained personnel is competitive and may become more competitive. Accordingly, we cannot assure you that we will be successful in our efforts to attract and retain such personnel. Some of our pilots, mechanics and other personnel, as well as those of our competitors, are members of military reserves who have been, or could be, called to active duty. If significant numbers of such personnel are called to active duty, it could reduce the supply of such workers and likely increase our labor costs. Additionally, the addition of new aircraft types to our fleet or a sudden change in demand for a specific aircraft type, as happened with the Sikorsky S-92 aircraft type in response to the H225 grounding, may require us to retain additional pilots, mechanics and other flight-related personnel.

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
Certain of our employees in the U.K., Norway, Nigeria, the U.S. and Australia (collectively, about 51% of our employees) are represented under collective bargaining or union agreements with 92% of these employees being represented by collective bargaining agreements and/or unions that have expired or will expire in one year. Disputes over the terms of these agreements or our potential inability to negotiate acceptable contracts with the unions that represent our employees under these agreements could result in strikes, work stoppages or other slowdowns by the affected workers. Periodically, certain groups of our employees who are not covered under a collective bargaining agreement consider entering into such an agreement. Further, if our unionized workers engage in an extended strike, work stoppage or other slowdown, other employees elect to become unionized, existing labor agreements are renegotiated, or future labor agreements contain terms that are unfavorable to us, we could experience a disruption of our operations or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.
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
The fall and winter months have fewer hours of daylight, particularly in the North Sea and Canada. While some of our helicopters are equipped to fly at night, we generally do not do so. In addition, drilling activity in the North Sea and Canada is lower during the winter months than the rest of the year. Anticipation of harsh weather during this period causes many oil and gas companies to limit activity during the winter months. Consequently, flight hours are generally lower during these periods, typically resulting in a reduction in operating revenue during those months. Accordingly, our reduced ability to operate in harsh weather conditions and darkness may have a material adverse effect on our business, financial condition and results of operations.
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
In the U.S. Gulf of Mexico, the months of December through March typically have more days of harsh weather conditions than the other months of the year. Heavy fog during those months often limits visibility and flight activity. In addition, in the Gulf of Mexico, June through November is tropical storm and hurricane season, and in Australia, November through April is cyclone season. When a weather event is about to enter or begins developing in these regions, helicopter flight activity may increase because of evacuations of offshore workers. However, during such an event, we are unable to operate in the area of the storm. In addition, as a significant portion of our facilities are located along the coast of these regions, extreme weather may cause substantial damage to our property in these locations, including possibly aircraft. Additionally, we incur costs in evacuating our aircraft, personnel and equipment prior to tropical storms, hurricanes and cyclones.
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
We are increasingly dependent on information technology, and if we are unable to protect against service interruptions, data corruption, cyber attacks or network security breaches, our operations could be disrupted and our business could be negatively impacted.
Our business is increasingly dependent upon information technology networks and systems to process, transmit and store electronic and financial information, to capture knowledge of our business, and to communicate within our company and with clients, suppliers, partners and other stakeholders. These information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, cyber attacks, telecommunication failures, user errors or catastrophic events. Our information technology systems are becoming increasingly integrated on a global basis, so damage, disruption or shutdown to the system could result in a more widespread impact. If our information technology systems suffer severe damage, disruption or shutdown, and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience business disruptions and transaction errors causing a material adverse effect on our business, financial condition and results of operations.
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
Credit rating agencies continually review their ratings for the companies that they follow, including us. Credit rating agencies also evaluate the industries in which we and our affiliates operate as a whole and may change their credit rating for us based on their overall view of such industries. Both Moody’s and Standard and Poor’s downgraded our ratings as a result of the oil industry downturn and its effects on our financial results. There can be no assurance that any rating assigned to our currently outstanding public debt securities will remain in effect for any given period of time or that any such ratings will not be further lowered, suspended or withdrawn entirely by a rating agency if, in that rating agency’s judgment, circumstances so warrant.
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
We conduct many of our international operations through entities in which we have a noncontrolling investment or through strategic alliances with foreign partners. For example, we have acquired interests in, or in some cases have lease and service agreements with, entities that operate aircraft in Brazil, Canada and Egypt. We provide engineering and administrative support to certain of these entities. We derive significant amounts of lease revenue, service revenue, equity earnings and dividend income from these entities. In fiscal years 2017, 2016 and 2015, we received approximately $71.5 million, $78.9 million and $87.7 million, respectively, of revenue from the provision of aircraft and other services to unconsolidated affiliates. As a result of not owning a majority interest or maintaining voting control of our unconsolidated affiliates, we do not have the ability to control their policies, management or affairs. The interests of persons who control these entities or partners may differ from ours, and may cause such entities to take actions that are not in our best interest. If we are unable to maintain our relationships with our partners in these entities, we could lose our ability to operate in these areas, potentially resulting in a material adverse effect on our business, financial condition and results of operations. Additionally, an operational incident involving one of the entities over which we do not have operational control may nevertheless cause us reputational harm.
We are subject to governmental regulation that limits foreign ownership of aircraft companies in favor of domestic ownership. Based on regulations in various markets in which we operate, our aircraft may be subject to deregistration and we may lose our ability to operate within these countries if certain levels of local ownership are not maintained. Deregistration of our aircraft for any reason, including foreign ownership in excess of permitted levels, could have a material adverse effect on our ability to conduct operations within these markets. We cannot assure you that there will be no changes in aviation laws, regulations or administrative requirements or the interpretations or applications thereof that could restrict or prohibit our ability to operate in certain regions. Any such restriction or prohibition on our ability to operate may have a material adverse effect on our business, financial condition and results of operations. See further discussion in Item 1. “Business — Governmental Regulation” included elsewhere in this Annual Report.
We are subject to legal compliance risks.
As a global business, we are subject to complex laws and regulations in the U.S., the U.K. and other countries in which we operate. These laws and regulations relate to a number of aspects of our business, including anti-bribery laws, interactions with government officials and other third parties, import and export controls, the payment of taxes, employment and labor relations, fair competition, data privacy protections, securities regulation, and other regulatory requirements affecting trade and investment. The application of these laws and regulations to our business is often unclear and may sometimes conflict. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that could result in reduced revenue and profitability. Non-compliance could also result in significant fines, damages, and other criminal sanctions against us, our officers or our employees, prohibitions or additional requirements on the conduct of our business and damage our reputation. Certain violations of law could also result in suspension or debarment from government contracts. We also incur additional legal compliance costs associated with our global regulations. In many foreign countries, particularly those with developing economies, it may be customary for others to engage in business practices that are prohibited by laws such as the FCPA, the U.K. Bribery Act and the BCCA in Brazil, an anti-bribery law that is similar to the FCPA and U.K. Bribery Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors, agents, and business partners will not take action in violation with our internal policies. Any such violation of the law or even internal policies could have a material adverse effect on our business, financial condition and results of operations.
Actions taken by agencies empowered to enforce governmental regulations could increase our costs and reduce our ability to operate successfully.
Our operations are regulated by governmental agencies in the various jurisdictions in which we operate. These agencies have jurisdiction over many aspects of our business, including personnel, aircraft and ground facilities. Statutes and regulations in these jurisdictions also subject us to various certification and reporting requirements and inspections regarding safety, training and general regulatory compliance. Other statutes and regulations in these jurisdictions regulate the offshore operations of our clients. The agencies empowered to enforce these statutes and regulations may suspend, curtail or require us to modify our operations. In April 2016, the crash of a competitor's H225 in Norway in which eleven passengers and two crew members lost their lives resulted in the grounding of such aircraft in the U.K. and Norway. At this time the investigation is still underway and there have been no additional regulations issued by government authorities lifting the grounding in the U.K. and Norway. However, additional directive requirements in the future could present North Sea operators, including us, with significant operational challenges. A suspension or substantial curtailment of our operations for any prolonged period, and any substantial modification of our current operations, could have a material adverse effect on our business, financial condition and results of operations. See further discussion in Item 1. “Business — Government Regulation” and “Business - Environmental” included elsewhere in this Annual Report.
Adverse results of legal proceedings could materially and adversely affect our business, financial condition and results of operations.
We are currently subject to and may in the future be subject to legal proceedings and claims that arise out of the ordinary conduct of our business. Results of legal proceedings cannot be predicted with certainty. Irrespective of merit, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We may face significant monetary damages or injunctive relief against us that could materially adversely affect a portion of our business operations or materially and adversely affect our business, financial condition and results of operations should we not prevail in certain matters.

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
If we do not restrict the amount of foreign ownership of our Common Stock, we might lose our status as a U.S. air carrier and be prohibited from operating aircraft in the U.S., which could adversely impact our business, financial condition and results of operations.
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
Risks Relating to Our Level of Indebtedness
Our level of indebtedness could adversely affect our ability to obtain financing, impair our ability to fulfill our obligations under our indebtedness and limit our ability to adjust to changing market conditions.
As of March 31, 2017, we had approximately $1.3 billion of outstanding indebtedness. In addition, we had $260.3 million of availability for borrowings under our Revolving Credit Facility as of March 31, 2017, subject to our maintenance of financial covenants and other conditions. Although the agreements governing our Senior Credit Facilities, $200 million five-year secured equipment term loan with Macquarie Bank Limited (the “Macquarie Debt”) and two seven-year British pound sterling denominated secured equipment term loans for an aggregate $200 million U.S. dollar equivalent with Lombard North Central Plc, part of the Royal Bank of Scotland (the “Lombard Debt”) and the indenture governing our 6 ¼% Senior Notes due 2022 (“6 ¼% Senior Notes”) contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and we could incur substantial additional indebtedness in the future.
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

•	subjecting us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates, including borrowings under our Senior Credit Facilities;

•	increasing the possibility of an event of default under the financial and other covenants contained in our debt agreements; and

•
limiting our ability to adjust to rapidly changing market conditions, reducing our ability to withstand competitive pressures and making us more vulnerable to a downturn in general economic conditions or our business than our competitors with less debt.

If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to refinance all or a portion of our existing debt or obtain additional financing. There is no assurance that any such refinancing could be possible or that any additional financing could be obtained. Our inability to obtain such refinancing or financing could have a material adverse effect on us.
To service our indebtedness and lease obligations we will continue to require a significant amount of cash, and our ability to generate cash depends on many factors beyond our control.
Our ability to make scheduled payments of principal or interest with respect to our indebtedness and lease obligations will depend on our ability to generate cash and on our financial results. Our ability to generate cash depends on the demand for our services, which is subject to levels of activity in offshore oil and gas exploration, development and production, general economic conditions, the ability of our affiliates to generate and distribute cash flows, and financial, competitive, regulatory and other factors affecting our operations, many of which are beyond our control. We cannot assure you that our operations will generate sufficient cash flow or that future borrowings will be available to us under our Revolving Credit Facility or otherwise in an amount sufficient to enable us to pay our indebtedness or lease obligations or to fund our other liquidity needs.

Covenants in our debt agreements may restrict the manner in which we can operate our business.
Our Senior Credit Facilities and the indenture governing our 6 ¼% Senior Notes limit, among other things, our ability and the ability of our restricted subsidiaries to:

•	borrow money or issue guarantees;

•	pay dividends, redeem capital stock or make other restricted payments;

•	incur liens to secure indebtedness;

•	make certain investments;

•	sell certain assets;

•	enter into transactions with our affiliates; or

•	merge with another person or sell substantially all of our assets.
If we fail to comply with these and other covenants, we would be in default under our Senior Credit Facilities and the indenture governing the 6 ¼% Senior Notes, and the principal and accrued interest on our outstanding indebtedness may become due and payable. In addition, our Senior Credit Facilities contain, and our future indebtedness agreements may contain, additional affirmative and negative covenants. As a result, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might otherwise be considered beneficial to us.
Our Senior Credit Facilities also require us, and our future credit facilities may require us, to maintain specified financial covenants. Our ability to meet these financial covenants can be affected by events beyond our control, and we cannot assure you that we will meet these tests in the future. The breach of any of these covenants could result in a default under our Senior Credit Facilities. Upon the occurrence of an event of default under our existing or future credit facilities, the lenders could elect to declare all amounts outstanding under such credit facilities, including accrued interest or other obligations, to be immediately due and payable. There can be no assurance that our assets could be sufficient to repay all of our indebtedness in full.
The agreements governing certain of our indebtedness, including the indenture governing the 6 ¼% Senior Notes, the credit agreements governing our Senior Credit Facilities, contain cross-default provisions. Under these provisions, a default under one agreement governing our indebtedness may constitute a default under our other agreements of indebtedness.
Failure to comply with covenants contained in certain of our lease agreements could limit our ability to maintain our leased aircraft fleet and could adversely affect our business.
We have a significant amount of fixed obligations related to operating leases, including aircraft leases. The terms of our aircraft lease agreements contain covenants that impose certain limitations on us. Such lease agreements limit, among other things, our ability to utilize aircraft in certain jurisdictions and/or to sublease aircraft, and may contain restrictions upon a change of control. A breach of lease covenants could result in an obligation to repay amounts outstanding under the lease, including rent. A breach of lease covenants with respect to the return of aircraft to our lessors could also result in an obligation to pay holdover rent beyond the scheduled lease expiration date for such aircraft and/or increased maintenance and repair costs. If any such event occurs, we may not be able to pay all amounts due under the leases or to refinance such leases on terms satisfactory to us or at all, which could have a material adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The number and types of aircraft we operate are described in Item 1. “Business — Overview” above. In addition, we lease various office and operating facilities worldwide, including facilities at the Acadiana Regional Airport in New Iberia, Louisiana, the Redhill Aerodrome near London, England, the Aberdeen Airport, Scotland, along the U.S. Gulf of Mexico and in Bergen and Stavanger, Norway, and numerous residential locations near our operating bases or the bases of our affiliates in the U.K., Norway, Australia, Russia, Nigeria, Canada and Trinidad, which we use primarily for housing pilots and staff supporting those operations. We have ten SAR bases as follows: Caernarfon, Humberside, Inverness, Lee-on-Solent, Lydd, Newquay, Prestwick, St. Athan, Stornoway and Sumburgh. We also lease office space in a building in Houston, Texas, which we use as our corporate headquarters and for other business purposes. Eastern Airways owns a majority controlling stake in the Humberside Airport in Kirmington, United Kingdom. Additionally, we have multiple properties in Titusville, Florida, where the largest campus of Bristow Academy is located. These facilities are generally suitable for our operations and can be replaced with other available facilities if necessary.
Additional information about our properties can be found in Note 7 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report (under the captions “Aircraft Purchase Contracts” and “Operating Leases”). A detail of our long-lived assets by geographic area as of March 31, 2017 and 2016 can be found in Note 11 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.
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

	Fiscal Year Ended March 31,
	2017		2016
	High	Low	High	Low
First Quarter	$23.62	$10.80	$64.64	$52.22
Second Quarter	14.38	9.17	53.63	25.71
Third Quarter	21.88	9.46	37.19	21.93
Fourth Quarter	21.78	12.55	26.71	11.02
On May 19, 2017, the last reported sale price of our Common Stock on the NYSE was $14.18 per share. As of May 19, 2017, there were 363 holders of record of our Common Stock.
We paid quarterly dividends of $0.07 per share during each quarter of fiscal year 2017 and quarterly dividends of $0.34 per share during the first, second and third quarters of fiscal year 2016 and $0.07 per share during the fourth quarter of fiscal year 2016. On May 18, 2017, our board of directors approved a dividend of $0.07 per share of our Common Stock, payable on June 22, 2017 to shareholders of record on June 7, 2017. During fiscal years 2017 and 2016, we paid dividends totaling $9.8 million and $38.1 million, respectively, to our shareholders. The declaration of future dividends is at the discretion of our board of directors and subject to our results of operations, financial condition, cash requirements and other factors and restrictions under applicable law, and our debt agreements.
We did not repurchase any shares of our Common Stock during fiscal years 2017 and 2016. During fiscal year 2015, we repurchased 1,160,940 shares of our Common Stock for $80.8 million. As of November 4, 2016, our $150.0 million of remaining repurchase authority that was authorized by our board of directors had expired and was not renewed.

The following graph compares the cumulative 5-year total shareholder return on our Common Stock relative to the cumulative total returns of the S&P 500 index, the PHLX Oil Service Sector index and the Simmons Offshore Transportation Services Group. We have included the Simmons Offshore Transportation Services Group as management reviews this data internally and believes that this comparison is most representative to our peer group. The graph assumes that the value of the investment in our Common Stock and in each of the indices (including reinvestment of dividends) was $100 on March 31, 2012 and tracks it through March 31, 2017.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among Bristow Group Inc., the S&P 500 Index, the PHLX Oil Service Sector Index,
and the Simmons Offshore Transportation Services Group

 *$100 invested on 3/31/12 in stock or index, including reinvestment of dividends.
Fiscal year ending March 31.

	March 31, 2012	March 31, 2013	March 31, 2014	March 31, 2015	March 31, 2016	March 31, 2017
Bristow Group Inc.	$100.00	$140.47	$163.15	$119.81	$42.96	$35.23
S&P 500 Index	$100.00	$113.96	$138.87	$156.55	$159.34	$186.71
PHLX Oil Service Sector Index	$100.00	$105.37	$132.99	$100.77	$83.59	$96.03
Simmons Offshore Transportation Services Group	$100.00	$103.52	$120.32	$70.65	$45.99	$44.65

Item 6. Selected Financial Data
The following table contains our selected historical consolidated financial data. You should read this table along with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related notes thereto, all of which are included elsewhere in this Annual Report.

	Fiscal Year Ended March 31,
	2017(1)	2016(2)	2015(3)	2014(4)	2013(5)

	(In thousands, except per share data)
Statement of Income Data: (6)
Gross revenue	$1,400,502	$1,715,513	$1,858,669	$1,669,582	$1,508,473
Net income (loss) attributable to Bristow Group	$(170,536)	$(72,442)	$84,300	$186,737	$130,102
Basic earnings (loss) per common share	$(4.87)	$(2.12)	$2.40	$5.15	$3.61
Diluted earnings (loss) per common share	$(4.87)	$(2.12)	$2.37	$5.09	$3.57
Cash dividends declared per share	$0.28	$1.09	$1.28	$1.00	$0.80

	March 31,
	2017	2016	2015	2014	2013

	(In thousands)
Balance Sheet Data: (6)
Total assets	$3,113,847	$3,262,945	$3,230,720	$3,398,257	$2,950,692
Long-term obligations (7)	$1,293,364	$1,140,889	$864,422	$841,302	$787,269
_______________

(1)
Results for fiscal year 2017 include goodwill impairment charges of $8.7 million ($7.1 million, net of tax and noncontrolling interest), $10.4 million ($6.8 million, net of tax) in additional depreciation due to fleet changes, $20.9 million ($15.0 million, net of tax) for organizational restructuring costs, impairment of inventories of $7.6 million ($5.4 million, net of tax) and tax items of $59.5 million. Additional discussion of these items and other significant items in fiscal year 2017 is included under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Overview of Operating Results — Fiscal Year 2017 Compared to Fiscal Year 2016” included elsewhere in this Annual Report.

(2)
Results for fiscal year 2016 include goodwill and intangible impairment charges of $49.7 million ($38.0 million, net of tax and noncontrolling interest), $28.7 million ($20.6 million, net of tax) in additional depreciation due to fleet changes, $27.0 million ($19.1 million, net of tax) for organizational restructuring costs, impairment of inventories of $5.4 million ($4.0 million, net of tax) and tax valuation allowances of $20.1 million. Additional discussion of these items and other significant items in fiscal year 2016 is included under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Overview of Operating Results — Fiscal Year 2017 Compared to Fiscal Year 2016” included elsewhere in this Annual Report.

(3)
Results for fiscal year 2015 include a gain on the sale of HCA of $3.9 million ($2.5 million, net of tax), impairment of inventories of $7.2 million ($5.7 million, net of tax) and $10.4 million ($8.0 million, net of tax) in additional depreciation due to fleet changes. Additional discussion of these items and other significant items in fiscal year 2015 is included under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Overview of Operating Results — Fiscal Year 2016 Compared to Fiscal Year 2015” included elsewhere in this Annual Report.

(4)
Results for fiscal year 2014 include a gain on the sale of the FB Entities of $103.9 million ($67.9 million, net of tax), $12.7 million ($8.3 million net of tax) in charges related to the cancellation of a potential financing, a $12.7 million ($10.1 million, net of tax) write-down of inventory spare parts to the lower of cost or market value, $13.6 million ($8.8 million, net of tax) in lower earnings from Líder resulting primarily from a tax amnesty payment Líder made to the Brazilian government, $8.6 million ($6.6 million, net of tax) related to losses from a hangar fire, $5.5 million ($6.5 million, net of tax) in restructuring costs, $4.8 million ($3.1 million, net of tax) of CEO succession and officer separation costs and $0.6 million ($0.4 million, net of tax) of goodwill impairment charges.

(5)
Results for fiscal year 2013 include a gain on disposal of assets of $8.1 million ($6.4 million, net of tax), the retirement of our 7 ½% Senior Notes (redemption premium and write-off of deferred financing costs) of $17.5 million ($11.4 million, net of tax), additional inventory allowances of $2.8 million ($2.2 million, net of tax), the correction of a calculation error related to foreign currency derivative transactions increasing our earnings from Líder by $2.8 million ($1.8 million, net of tax), severance costs in the Southern North Sea of $2.2 million ($1.7 million, net of tax), the reversal of accrued maintenance cost for the sale of AS332Ls that ultimately did not execute of $0.9 million ($0.7 million, net of tax) and the write-off of deferred financing fees for the 364-Day Term Loan of $2.1 million ($1.3 million, net of tax).

(6)
Results of operations and financial position of companies that we have acquired have been included beginning on the respective dates of acquisition and include Airnorth (January 2015) and Eastern Airways (February 2014). Amounts also include our investment in Cougar (October 2012). On July 14, 2013, we sold our 50% interest in the FB Entities and on November 21, 2014, we sold our 50% interest in HCA.

(7)	Includes long-term debt and current maturities of long-term debt.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with “Forward-Looking Statements,” Item 1A. “Risk Factors” and our Consolidated Financial Statements for fiscal years 2017, 2016 and 2015, and the related notes thereto, all of which are included elsewhere in this Annual Report.
Executive Overview
This Executive Overview only includes what management considers to be the most important information and analysis for evaluating our financial condition and operating performance. It provides the context for the discussion and analysis of the financial information that follows and does not disclose every item impacting our financial condition and operating performance.
See discussion of our business and the operations within our Industrial Aviation Services Segment under Item 1. “Business — Overview” included elsewhere in this Annual Report.
Our Strategy
Our goal is to strengthen our position as the leading industrial aviation services provider to the offshore energy industry and a leading industrial aviation services provider for civilian SAR and to pursue additional business opportunities that leverage our strengths in these markets. Our vision is to be a safe, financially strong, diversified global leader, succeeding no matter how challenging market conditions may be. To achieve this goal and vision, we intend to employ our “STRIVE” strategy as follows:

•
Sustain Target Zero Safety Culture. Safety will always be our number one focus. The best approach to be Target Zero is continuously improve our safety systems and processes to allow us to become even safer and to build confidence in our industry and among our regulators with respect to the safety of helicopter transportation globally.

•
Train and Develop our People. We continue to invest in employee training to ensure that we have the best workforce in the industry. We believe that the skills, talent and dedication of our employees are our most important assets, and we plan to continue to invest in them, especially in entry level learning, the continued control and ownership of our training assets, and creation of leadership programming.

•
Renew Commercial Strategy and Operational Excellence. We are in the process of renewing both our commercial strategy to improve revenue productivity across our global markets and our operational strategy to serve our clients safely, reliably and efficiently. We believe that we need to renew these strategies in order to thrive in an economy that is undergoing long-term structural change.

•
Improve Balance Sheet and Return on Capital. We seek to continue to improve our balance sheet and liquidity and reduce our capital costs, with a near term goal of debt reduction and profitability. To achieve this we have historically practiced the principal of prudent balance sheet management and have proactively managed our liquidity position with cash flows from operations, as well as external financings. These external financings have included the use of operating leases for a target of approximately 35% of our LACE. The target recognizes that we will have variability above or below the target of approximately 5% of our LACE due to timing of leases, purchases, disposals and lease terminations. As of March 31, 2017, commercial helicopters under operating leases accounted for 41% of our LACE. See “Liquidity and Capital Resources — Financial Condition and Sources of Liquidity” included elsewhere in this Annual Report for further discussion of our capital structure and liquidity. On May 18, 2017, our board of directors approved a dividend of $0.07 per share, our twenty-fifth consecutive quarterly dividend. Our board of directors has approved a dividend policy with a goal of an annualized quarterly dividend payout ratio of approximately 20-30% of forward adjusted earnings per share; however, actual dividend payments are at the discretion of the board of directors and may not meet or may exceed this ratio.

•
Value Added Acquisitions and Divestitures. We intend to pursue value-added acquisitions that not just make us bigger but better; that improve our competitive posture to thrive in an economy that is undergoing long-term structural change. We may also divest portions of our business or assets to narrow our product lines and reduce our operational footprint to reduce leverage and improve return on capital.

•	Execute on Bristow Transformation. We intend to sustain our strategy and the effective transformation of our business by focusing on execution globally.

Market Outlook
Our core business is providing industrial aviation services to the worldwide oil and gas industry. We also provide public and private sector SAR services and fixed wing transportation services. Our global operations and critical mass of helicopters provide us with geographic and client diversity which helps mitigate risks associated with a single market or client.
The oil and gas business environment experienced a significant downturn beginning during fiscal year 2015. Brent crude oil prices declined from approximately $106 per barrel at July 1, 2014 to a low of approximately $26 per barrel in February 2016 with an increase to approximately $51 per barrel as of March 31, 2017. The decrease in oil prices was driven by increased global supply and forecasts of reduced demand for crude oil resulting from weaker global economic growth in many regions of the world. The oil price decline negatively impacted the cash flow of our clients and resulted in their implementation of measures to reduce operational and capital costs in calendar years 2015 and 2016 compared to 2014 levels, negatively impacting activity during fiscal years 2015, 2016 and 2017. These cost reductions have continued into calendar year 2017 and have impacted both the offshore production and the offshore exploration activity of our clients, with offshore production activity being impacted to a lesser extent, continuing to negatively impact activity during fiscal year 2017. Although the largest share of our revenue relates to oil and gas production and our largest contract, the U.K. SAR contract, is not directly impacted by declining oil prices, the significant drop in the price of crude oil resulted in the rescaling, delay or cancellation of planned offshore projects which has negatively impacted our operations and could continue to negatively impact our operations in future periods. Although oil prices have recently increased following the OPEC agreement in late 2016 to cut production and the oil price environment is beginning to show signs of stabilizing, we are uncertain as to when a recovery in offshore spending will occur. An extended period of reduced crude oil prices and related offshore spending may have a material impact on our financial position, cash flow and results of operations.
The SAR market is continuing to evolve and we believe further outsourcing of public SAR services to the private sector will continue in the future, although the timing of these opportunities is uncertain. The clients for our SAR services include both the oil and gas industry and governmental agencies. We are pursuing other public and oil and gas SAR opportunities for multiple aircraft in various jurisdictions around the globe and other non-SAR government aircraft logistics opportunities.
As discussed above, we continue to seek ways to operate more efficiently and work with our clients to improve the efficiency of their operations within our STRIVE strategy. We have achieved savings during fiscal years 2016 and 2017 by implementing operating cost reduction initiatives. Further cost reductions and cash savings are anticipated across our business in fiscal year 2018.
Recent Events
Macquarie Debt — On February 1, 2017, one of our wholly-owned subsidiaries entered into a term loan credit agreement for a $200 million five-year secured equipment term loan with Macquarie Bank Limited (the “Macquarie Debt”). The borrower's obligations under the credit agreement are guaranteed by the Company and secured by 20 oil and gas aircraft. The financing funded March 7, 2017. The proceeds from the financing were used to repay portions of our $200 million term loan credit facility (“Term Loan Credit Facility”) and $350 million term loan (“Term Loan”). Borrowings under the financing bear interest at an interest rate equal to the ICE Benchmark Administration Limited LIBOR (or the successor thereto) plus 5.35% per annum. In conjunction with closing and funding this term loan, we entered into five separate lease agreements with Wells Fargo Bank Northwest, N.A., acting as owner trustee for Macquarie Aerospace Inc., an affiliate of Macquarie Bank Limited, for five helicopters with lease terms ranging from 60 to 63 months.
GE Commitment Letter — On February 2, 2017, we executed a commitment letter for an approximate six-year, $230 million secured equipment financing with PK Transportation Finance Ireland Limited, a part of GE Capital Aviation Services (“GECAS”). As part of this financing, which is subject to entering into definitive agreements, Milestone Aviation Group Limited (“Milestone”), a GECAS company, will defer up to $25 million in lease rentals on certain H225 helicopters on lease to us. The financing is intended to be secured by up to 20 oil and gas aircraft. Borrowings under the financing will bear interest at an interest rate equal to the ICE Benchmark Administration Limited LIBOR (or the successor thereto) plus 5% per annum. We expect this financing to close no later than June 30, 2017. The proceeds from the financing are expected to be used to repay amounts outstanding under our existing bank indebtedness. As part of executing the commitment letter, we extended three Sikorsky S-92 leases by two years each with Milestone.

Aircraft incident — We became aware of an incident involving another operator of the Sikorsky S-92 in the North Sea in December 2016. The preliminary review suggests a reduction in tail rotor control authority. Subsequent to the accident, Sikorsky issued a number of Air Service Bulletins (“ASBs”) and the Federal Aviation Administration issued an Emergency Airworthiness Directive (“Emergency AD”) to enhance inspections and ongoing operational monitoring on the tail rotor pitch change shaft bearing assembly.  We acted immediately in each case to ensure ongoing compliance with the ASBs and Emergency AD across our global fleet. The other operator’s incident remains under investigation by the U.K. Air Accidents Investigation Branch. It is too early to determine whether or not any further action may be required or the impact of this on our future business, financial condition and results of operations.
Lombard Debt — On November 11, 2016, certain of our subsidiaries entered into two seven-year British pound sterling denominated secured equipment term loans for an aggregate $200 million U.S. dollar equivalent with Lombard North Central Plc, part of the Royal Bank of Scotland (the “Lombard Debt”). In December 2016, the first loan in the amount of $109.9 million (GBP 89.1 million) funded and we prepaid scheduled principal payments of $4.5 million (GBP 3.7 million). In January 2017, the second loan amount of $90.1 million (GBP 72.4 million) funded.
Brexit — In a referendum held on June 23, 2016, voters in the U.K. approved the exit of the U.K. (“Brexit”) from the E.U. On March 29, 2017, the U.K. government commenced the exit process under Article 50 of the Treaty of the European Union by notifying the European Council of the U.K.’s intention to leave the E.U. This notification starts a two-year time period for the U.K. and the remaining E.U. Member States to negotiate a withdrawal agreement.
For fiscal years 2017 and 2016, approximately 36% and 34%, respectively, of our revenue was derived from contracts with customers in the U.K., and approximately 16% of our revenue in both periods was derived from contracts with customers in other European markets.
The consequences of Brexit, together with what may be protracted negotiations around the terms of Brexit, could introduce significant uncertainties into global financial markets and adversely impact the regions in which we and our clients operate. In the long term, Brexit could also create uncertainty with respect to the legal and regulatory requirements to which we and our customers in the U.K. are subject and lead to divergent national laws and regulations as the U.K. government determines which E.U. laws to modify or replace. Brexit also exacerbates the potential for additional referendums within the U.K., such as in Scotland, which could lead to a breakup of the U.K, creating further legal and regulatory uncertainty.
The Brexit vote has resulted in a significant decline in the value of British pound sterling and volatility in exchange rates is expected to continue as the terms of Brexit are negotiated. If the British pound sterling remains weak or continues to weaken, revenue under contracts denominated in British pound sterling will translate into fewer U.S. dollars. For fiscal year 2017, revenue denominated in British pound sterling represented 34% of our revenue. The uncertainties surrounding Brexit and risks associated with the commencement of Brexit could have a material adverse effect on our current business and future growth.
The decision by Nigeria's central bank to move to market-driven foreign currency trading — On June 20, 2016, Nigeria’s central bank abandoned its 16-month peg to the U.S. dollar, which resulted in a 38% devaluation of the naira versus the U.S. dollar from June 20 to June 30, 2016 and an additional 8% further devaluation of the naira versus the U.S. dollar from June 30, 2016 to March 31, 2017. For discussion of the impact of changes in foreign currency exchange rates, including the naira, on our results, see “— Overview of Operating Results — Fiscal Year 2017 Compared to Fiscal Year 2016” included elsewhere in this Annual Report.
Impact of fleet changes — The management of our global aircraft fleet involves a careful evaluation of the expected demand for industrial aviation services across global energy markets, including the type of aircraft needed to meet this demand. As offshore oil and gas drilling and production globally moves to deeper water, more medium and large aircraft and newer technology aircraft may be required. As older aircraft models come off of current contracts and are replaced by new aircraft, our management evaluates our future needs for these aircraft models and ultimately the ability to recover our remaining investments in these aircraft through sales into the aftermarket. We depreciate our aircraft over their expected useful life to the expected salvage value to be received for the aircraft at the end of that life. Depending on the market for aircraft or changes in the expected future use of aircraft within our fleet, we may record gains or losses on aircraft sales, impairment charges for aircraft operating or held for sale, or accelerate or increase depreciation on aircraft used in our operations. In certain instances where a cash return can be made on newer aircraft in excess of the expected return available through the provision of industrial aviation services, we may sell newer aircraft. The number of aircraft sales and the amount of gains and losses recorded on these sales is unpredictable. While aircraft sales are common in our business and are reflected in our operating results, gains and losses on aircraft sales may result in our operating results not reflecting the ordinary operating performance of our primary business, which is providing industrial aviation services to our clients. The gains and losses on aircraft sales and any impairment charges are not included in the calculation of adjusted EBITDA, adjusted net income (loss) or adjusted earnings (loss) per share.

As part of an ongoing process to rationalize and simplify our global fleet of commercial helicopters, during fiscal year 2014 we implemented a plan to reduce the number of aircraft types in our fleet to eight model types in approximately five years and six model types in approximately ten years. During fiscal year 2014, we completed our exit from five model types, in fiscal year 2015 we completed our exit from four model types while adding two model types and in fiscal year 2016 we completed our exit from two model types. During fiscal year 2017, we added one model type resulting in 12 model types in our fleet as of March 31, 2017. As we modernize our fleet, the introduction of new technology aircraft types and other operating or market conditions may temporarily slow fleet type reduction.
During fiscal year 2015, we recorded impairment charges of $36.1 million related to 27 held for sale aircraft, primarily related to one large aircraft type we were in the process of removing from our fleet. Additionally, as we expected to complete the disposal of the remaining aircraft of this type still operating as of March 31, 2015, we adjusted the salvage value and recorded additional depreciation expense of $6.0 million during fiscal year 2015. Also during fiscal year 2015, we recorded accelerated depreciation expense of $4.4 million for ten medium and one fixed wing aircraft. During fiscal years 2017 and 2016, we saw further deterioration in market sales for aircraft resulting mostly from an increase in idle aircraft and reduced demand across the offshore energy market. While other markets exist for certain aircraft model types, including utility, firefighting, government, VIP transportation and tourism, the market for certain model type aircraft slowed. As a result of these market changes, we recorded impairment charges of $12.5 million related to 14 held for sale aircraft during fiscal year 2017 and $29.6 million related to 16 held for sale aircraft during fiscal year 2016. Additionally, due to changes in estimated salvage values for our fleet of operational aircraft and other changes in the timing of exiting certain aircraft from our operations, we recorded an additional $10.4 million and $28.7 million in depreciation expense during fiscal years 2017 and 2016, respectively.
Changes in our forecasted cash flows during the three months ended December 31, 2016 triggered a review of our oil and gas related property and equipment and Eastern Airways property and equipment for potential impairment. In accordance with Accounting Standard Codification 360-10-35, we estimate future undiscounted cash flows to test the recoverability of our property and equipment, which largely consists of our held for use aircraft. The determination of estimated future undiscounted cash flows required us to use significant unobservable inputs including assumptions related to projected demand for services and rates. We determined that the estimated future undiscounted cash flows were above the carrying value for our oil and gas related property and equipment and Eastern Airways’ property and equipment as of December 31, 2016 and no impairment was recorded on these assets. Future declines in operating performance or anticipated business outlook may reduce our estimated future undiscounted cash flows and result in impairment of our oil and gas related property and equipment or Eastern Airways property and equipment. We did not have any triggering events to test property and equipment or intangibles for impairment for the three months ended March 31, 2017.
Goodwill impairment — During the three months ended September 30, 2015, we experienced rapid and significant declines in the market value of our Common Stock which resulted from the downturn in the oil and gas industry due to reduced crude oil prices. We identified this decline in market value of our Common Stock and an overall reduction in expected operating results resulting from the downturn as indicators that the fair value of our goodwill could have fallen below its carrying amount. As a result, we performed an interim goodwill impairment test as of September 30, 2015 and determined that the goodwill associated with our Bristow Norway reporting unit within our Europe Caspian region and the goodwill associated with our Bristow Academy reporting unit within Corporate and other was impaired. We performed our annual goodwill impairment test as of March 31, 2016 and as a result of a further decline in forecasted operational results determined that all of the goodwill associated with our Africa region and a portion of the goodwill associated with Eastern Airways was impaired. In fiscal year 2016, we recognized a loss of $41.6 million associated with the impairment of goodwill.
During the three months ended December 31, 2016, we noted an overall reduction in expected operating results for Eastern Airways within our Europe Caspian region from the continued downturn in the oil and gas market and performed an interim impairment test of goodwill for Eastern Airways. Based on this factor, we concluded that the fair value of our goodwill could have fallen below its carrying value and that an interim period analysis of goodwill was required. Therefore, we performed an interim impairment test of goodwill for Eastern Airways as of December 31, 2016, noting that the estimated fair value of Eastern Airways was below its carrying value, resulting in an impairment of all of the remaining goodwill related to Eastern Airways of $8.7 million. The only remaining goodwill recorded as of March 31, 2017 related to Airnorth within our Asia Pacific region. We did not have any triggering events requiring us to quantitatively test Airnorth for impairment during fiscal year 2017.

Selected Regional Perspectives
Brazil represents a significant part of our long term helicopter growth outlook due to its concentration and size of its offshore oil reserves. However, in the short term, Brazil and specifically Petrobras, continues to evidence uncertainty as the price of oil and Petrobras’ restructuring efforts have impacted the helicopter industry. Petrobras did not release any new tenders for multiple medium and large aircraft that were expected to commence in calendar year 2016. While this represents a contraction in short-term demand, Brazil’s impact on long-term helicopter demand is expected to be material. Petrobras represented 62% of Líder’s operating revenue in fiscal year 2017.
The Brazilian government has revisited the regulations on the oil and gas industry and made significant changes to the Brazilian market, including removing the requirement that Petrobras have 30% participation on all exploratory blocks, removing the requirement that Petrobras be the operator of all pre-salt blocks and approving the next round of licensing for new exploration blocks (six years after the last successful round). In addition, the Brazilian government is currently reviewing local content requirements, which has led other operators to request information and/or proposals. Petrobras’ new management has implemented a five-year business and management plan focused on divestment, mostly of its non-core business. Overall, the Brazilian market outlook has improved compared to the prior year for Líder with opportunities for growth.
Currency fluctuations continue to make it difficult to predict the earnings from our Líder investment. These currency fluctuations, which primarily do not impact Líder’s cash flow from operations, had a significant negative impact on Líder’s results in fiscal years 2015, 2016 and 2017, impacting our earnings from unconsolidated affiliates. Earnings from unconsolidated affiliates, net of losses, on our consolidated statements of operations, is included in calculating adjusted EBITDA, adjusted net income (loss) and adjusted diluted earnings (loss) per share.
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
We conduct business in various foreign countries, and as such, our cash flows and earnings are subject to fluctuations and related risks from changes in foreign currency exchange rates. During fiscal year 2017, our primary foreign currency exposure was related to the British pound sterling, the euro, the Australian dollar, the Norwegian kroner and the Nigerian naira and our unconsolidated affiliates foreign currency exposure is primarily related to the Brazilian real. The Brexit event discussed elsewhere in this Annual Report is an example of this exposure and possible impact on our results of operations. For details on this exposure and the related impact on our results of operations, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” and Note 1 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

Overview of Operating Results
The following table presents our operating results and other statement of operations information for the applicable periods:

	Fiscal Years Ended March 31,		Favorable (Unfavorable)
	2017	2016

	(In thousands, except per share amounts, percentages and flight hours)
Gross revenue:
Operating revenue	$1,347,850	$1,629,547	$(281,697)	(17.3)%
Reimbursable revenue	52,652	85,966	(33,314)	(38.8)%
Total gross revenue	1,400,502	1,715,513	(315,011)	(18.4)%

Operating expense:
Direct cost	1,103,984	1,227,541	123,557	10.1%
Reimbursable expense	50,313	81,824	31,511	38.5%
Depreciation and amortization	118,748	136,812	18,064	13.2%
General and administrative	195,367	224,645	29,278	13.0%
Total operating expense	1,468,412	1,670,822	202,410	12.1%

Loss on impairment	(16,278)	(55,104)	38,826	70.5%
Loss on disposal of assets	(14,499)	(30,693)	16,194	52.8%
Earnings from unconsolidated affiliates, net of losses	6,945	261	6,684	*

Operating loss	(91,742)	(40,845)	(50,897)	(124.6)%

Interest expense, net	(49,919)	(34,128)	(15,791)	(46.3)%
Other income (expense), net	(2,641)	(4,258)	1,617	38.0%

Loss before benefit (provision) for income taxes	(144,302)	(79,231)	(65,071)	(82.1)%
Benefit (provision) for income taxes	(32,588)	2,082	(34,670)	*

Net loss	(176,890)	(77,149)	(99,741)	(129.3)%
Net loss attributable to noncontrolling interests	6,354	4,707	1,647	35.0%
Net loss attributable to Bristow Group	(170,536)	(72,442)	(98,094)	(135.4)%
Accretion of redeemable noncontrolling interests	—	(1,498)	1,498	*
Net loss attributable to common stockholders	$(170,536)	$(73,940)	$(96,596)	(130.6)%

Diluted loss per common share	$(4.87)	$(2.12)	$(2.75)	(129.7)%
Operating margin (1)	(6.8)%	(2.5)%	(4.3)%	(172.0)%
Flight hours (2)	165,252	191,850	(26,598)	(13.9)%

Non-GAAP financial measures: (3)
Adjusted EBITDA	$71,084	$205,523	$(134,439)	(65.4)%
Adjusted EBITDA margin (1)	5.3%	12.6%	(7.3)%	(57.9)%
Adjusted net income (loss)	$(74,525)	$51,308	$(125,833)	(245.3)%
Adjusted diluted earnings (loss) per share	$(2.13)	$1.45	$(3.58)	(246.9)%

	Fiscal Years Ended March 31,		Favorable (Unfavorable)
	2016	2015

	(In thousands, except per share amounts, percentages and flight hours)
Gross revenue:
Operating revenue	$1,629,547	$1,726,987	$(97,440)	(5.6)%
Reimbursable revenue	85,966	131,682	(45,716)	(34.7)%
Total gross revenue	1,715,513	1,858,669	(143,156)	(7.7)%

Operating expense:
Direct cost	1,227,541	1,174,991	(52,550)	(4.5)%
Reimbursable expense	81,824	124,566	42,742	34.3%
Depreciation and amortization	136,812	114,293	(22,519)	(19.7)%
General and administrative	224,645	254,158	29,513	11.6%
Total operating expense	1,670,822	1,668,008	(2,814)	(0.2)%

Loss on impairment	(55,104)	(7,167)	(47,937)	*
Loss on disposal of assets	(30,693)	(35,849)	5,156	14.4%
Earnings from unconsolidated affiliates, net of losses	261	(1,771)	2,032	114.7%

Operating income (loss)	(40,845)	145,874	(186,719)	(128.0)%

Interest expense, net	(34,128)	(29,354)	(4,774)	(16.3)%
Other income (expense), net	(4,258)	(5,047)	789	15.6%

Income (loss) before provision for income taxes	(79,231)	111,473	(190,704)	(171.1)%
Benefit (provision) for income taxes	2,082	(22,766)	24,848	109.1%

Net income (loss)	(77,149)	88,707	(165,856)	(187.0)%
Net (income) loss attributable to noncontrolling interests	4,707	(4,407)	9,114	206.8%
Net income (loss) attributable to Bristow Group	(72,442)	84,300	(156,742)	(185.9)%
Accretion of redeemable noncontrolling interests	(1,498)	—	(1,498)	*
Net loss (loss) attributable to common stockholders	$(73,940)	$84,300	$(158,240)	(187.7)%

Diluted earnings per common share	$(2.12)	$2.37	$(4.49)	(189.5)%
Operating margin (1)	(2.5)%	8.4%	(10.9)%	(129.8)%
Flight hours (2)	191,850	208,813	(16,963)	(8.1)%

Non-GAAP financial measures:(3)
Adjusted EBITDA	$205,523	$309,057	$(103,534)	(33.5)%
Adjusted EBITDA margin (1)	12.6%	17.9%	(5.3)%	(29.6)%
Adjusted net income	$51,308	$133,963	$(82,655)	(61.7)%
Adjusted diluted earnings per share	$1.45	$3.77	$(2.32)	(61.5)%
_______________
* percentage change too large to be meaningful or not applicable

(1)	Operating margin is calculated as operating income divided by operating revenue. Adjusted EBITDA margin is calculated as adjusted EBITDA divided by operating revenue.

(2)
Excludes flight hours from Bristow Academy and unconsolidated affiliates. Includes flight hours from Eastern Airways and Airnorth fixed wing operations in the U.K., Nigeria and Australia for fiscal years 2017, 2016 and 2015 of 39,873, 41,473 and 29,663, respectively.

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

	Fiscal Year Ended March 31,
	2017	2016	2015

	(In thousands, except per share amounts)
Net income (loss)	$(176,890)	$(77,149)	$88,707
Loss on disposal of assets	14,499	30,693	35,849
Special items (i)	31,277	82,063	17,132
Depreciation and amortization	118,748	136,812	114,293
Interest expense	50,862	35,186	30,310
Provision (benefit) for income taxes	32,588	(2,082)	22,766
Adjusted EBITDA	$71,084	$205,523	$309,057

Benefit (provision) for income tax	$(32,588)	$2,082	$(22,766)
Tax benefit on loss on disposal of asset	(6,476)	(8,665)	(7,321)
Tax provision (benefit) on special items	49,342	(8,996)	(7,706)
Adjusted benefit (provision) for income tax	$10,278	$(15,579)	$(37,793)

Effective tax rate (ii)	(22.6)%	2.6%	20.4%
Adjusted effective tax rate (ii)	11.7%	25.1%	21.5%

Net income (loss) attributable to Bristow Group	$(170,536)	$(72,442)	$84,300
Loss on disposal of assets (iii)	8,023	22,028	28,528
Special items (i) (iii)	87,988	101,722	21,135
Adjusted net income (loss)	$(74,525)	$51,308	$133,963

Diluted earnings (loss) per share	$(4.87)	$(2.12)	$2.37
Loss on disposal of assets (iii)	0.23	0.62	0.80
Special items (i) (iii)	2.51	2.92	0.59
Adjusted diluted earnings (loss) per share (iv)	(2.13)	1.45	3.77
_______________

(i)	See information about special items during fiscal years 2017, 2016 and 2015 under “Fiscal Year 2017 Compared to Fiscal Year 2016” and “Fiscal Year 2016 Compared to Fiscal Year 2015” below.

(ii)
Effective tax rate is calculated by dividing benefit (provision) for income tax by pretax net income. Adjusted effective tax rate is calculated by dividing adjusted benefit (provision) for income tax by adjusted pretax net income (loss). Tax expense (benefit) on loss on disposal of asset and tax expense (benefit) on special items is calculated using the statutory rate of the entity recording the loss on disposal of asset or special item.

(iii)
These amounts are presented after applying the appropriate tax effect to each item and dividing by the weighted average shares outstanding during the related period to calculate the earnings per share impact.

(iv)
Adjusted diluted earnings per share is calculated using the diluted weighted average number of shares outstanding of 35,044,040, 34,893,844 and 35,528,605 for fiscal years 2017, 2016 and 2015, respectively.

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
Adjusted EBITDA provides us with an understanding of one aspect of earnings before the impact of investing and financing transactions and income taxes. Adjusted EBITDA should not be considered a measure of discretionary cash available to us for investing in the growth of our business. In prior periods, we presented adjusted EBITDAR, which was calculated by taking our net income and adjusting for interest expense, depreciation and amortization, rent expense (included as a component of direct cost and general and administrative expense), provision for income taxes, gain (loss) on disposal of assets and any special items during the reported periods. We believed that adjusted EBITDAR provided us with a useful supplemental measure of our operational performance by excluding the financing decisions we make regarding aircraft purchases or leasing.  However, we have revised our disclosures to present adjusted EBITDA rather than adjusted EBITDAR consistent with recent interpretations regarding Non-GAAP measures issued by the Securities and Exchange Commission.
Adjusted net income (loss) and adjusted diluted earnings (loss) per share present our consolidated results excluding asset dispositions and special items that do not reflect the ordinary earnings of our operations. Adjusted benefit (provision) for income taxes excludes the tax impact of these items. We believe that these measures are useful supplemental measures because net income and diluted earnings per share include asset disposition effects and special items and benefit (provision) for income taxes include the tax impact of these items, and inclusion of these items does not reflect the ongoing operational earnings of our business.
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

The following tables present region adjusted EBITDA and adjusted EBITDA margin discussed in “— Region Operating Results,” and consolidated adjusted EBITDA and adjusted EBITDA margin for fiscal years 2017, 2016 and 2015:

	Fiscal Year Ended March 31,
	2017	2016	2015

	(In thousands, except percentages)
Adjusted EBITDA:
Europe Caspian	$45,163	$123,952	$157,402
Africa	51,553	60,371	109,783
Americas	39,952	71,958	115,201
Asia Pacific	(5,026)	28,361	34,830
Corporate and other	(60,558)	(79,119)	(108,159)
Consolidated adjusted EBITDA	$71,084	$205,523	$309,057

Adjusted EBITDA margin:
Europe Caspian	6.4%	15.3%	19.9%
Africa	25.8%	24.2%	32.7%
Americas	18.1%	24.8%	32.8%
Asia Pacific	(2.3)%	10.4%	14.7%
Consolidated adjusted EBITDA margin	5.3%	12.6%	17.9%

The following table presents region depreciation and amortization and rent expense for fiscal years 2017, 2016 and 2015:

	Fiscal Year Ended March 31,
	2017	2016	2015

	(In thousands)
Depreciation and amortization:
Europe Caspian	$39,511	$41,509	$37,830
Africa	16,664	29,337	17,333
Americas	32,727	36,371	34,617
Asia Pacific	19,091	20,526	23,450
Corporate and other	10,755	9,069	1,063
Total depreciation and amortization	$118,748	$136,812	$114,293

Rent expense:
Europe Caspian	$134,072	$136,377	$103,294
Africa	8,101	7,456	6,974
Americas	23,015	21,016	20,734
Asia Pacific	39,759	37,053	25,151
Corporate and other	7,661	9,938	8,614
Total rent expense	$212,608	$211,840	$164,767
Fiscal Year 2017 Compared to Fiscal Year 2016
As discussed under “Market Outlook” above, the oil and gas industry has experienced a significant downturn beginning in fiscal year 2015 primarily due to a decline in crude oil prices, which negatively impacted activity with our oil and gas clients. While this decline started in fiscal year 2015, activity and pricing declined further in fiscal years 2016 and 2017, resulting in a significant decrease in gross revenue for our oil and gas and fixed wing services year-over-year. This decline in revenue was partially offset by the start-up of the U.K. SAR contract in April 2015 with seven bases coming online in fiscal year 2016 and an eighth base coming online in fiscal year 2017.
Operating revenue from external clients by line of service was as follows:

	Fiscal Year Ended March 31,		Favorable (Unfavorable)
	2017	2016

	(In thousands, except percentages)
Oil and gas services	$956,649	$1,222,501	$(265,852)	(21.7)%
Fixed wing services	191,609	208,538	(16,929)	(8.1)%
U.K. SAR services	189,555	177,230	12,325	7.0%
Corporate and other	10,037	21,278	(11,241)	(52.8)%
Total operating revenue	$1,347,850	$1,629,547	$(281,697)	(17.3)%
In addition to operational decreases, changes in foreign currency exchange rates during fiscal year 2017 resulted in $80.3 million of the decrease year-over-year.
We reported a net loss of $170.5 million and $72.4 million and diluted loss per share of $4.87 and $2.12 for fiscal years 2017 and 2016, respectively. The year-over-year increase in net loss and diluted loss per share primarily resulted from the decline in oil and gas revenue discussed above, higher interest expense as a result of additional borrowings and increased income tax charges, partially offset by a lower loss on impairment, a lower loss from disposal of assets, lower depreciation and amortization expense due to less accelerated depreciation and less of an unfavorable impact from changes in foreign currency exchange rates.

The net loss for fiscal year 2017 was significantly impacted by the following items:

•
Organizational restructuring costs of $20.9 million ($15.0 million net of tax), which include severance expense of $16.9 million related to separation programs across our global organization designed to increase efficiency and reduce costs, and other restructuring costs of $4.0 million; $7.6 million of the restructuring costs are included in direct costs and $13.3 million are included in general and administrative expense,

•	Loss on disposal of assets of $14.5 million ($8.0 million net of tax) and accelerated depreciation of $10.4 million ($6.8 million net of tax),

•	Impairment charges on goodwill of $8.7 million ($7.1 million net of tax) and on inventory of $7.6 million ($5.4 million net of tax) included in loss on impairment,

•	Reversal of $5.9 million ($5.9 million net of tax) of contingent consideration related to the Airnorth acquisition, and

•
Tax items of $59.5 million that include a one-time non-cash tax effect from repositioning of certain aircraft from one tax jurisdiction to another related to recent financing transactions resulting in additional income tax expense of $22.5 million and non-cash adjustments related to the valuation of deferred tax assets of $37.0 million.

Excluding these items, adjusted net loss and adjusted diluted loss per share were $74.5 million and $2.13, respectively, for fiscal year 2017. These adjusted results compare to adjusted net income and adjusted diluted earnings per share of $51.3 million and $1.45, respectively, for fiscal year 2016. Adjusted EBITDA, which excludes these items with the exception of accelerated depreciation and the tax items, also decreased year-over-year to $71.1 million in fiscal year 2017 from $205.5 million in fiscal year 2016. The year-over-year decrease in each of these measures primarily resulted from the decline in oil and gas revenue across all regions discussed above partially offset by less of an unfavorable impact from changes in foreign currency exchange rates year-over-year. See further discussion of operating results by region under “— Region Operating Results — Fiscal Year 2017 Compared to Fiscal Year 2016” included elsewhere in this Annual Report.
The table below presents the year-over-year impact of changes in foreign currency exchange rates.

	Fiscal years ended March 31,		Favorable (Unfavorable)
	2017	2016

	(in thousands, except per share amounts)
Transaction losses (1)	$(2,948)	$(4,340)	$1,392
Líder foreign exchange impact (2)	(3,193)	(22,447)	19,254
Total	$(6,141)	$(26,787)	20,646

Revenue impact			(80,251)
Operating expense impact			71,994
Year-over-year income statement translation impact			(8,257)

Pre-tax income statement impact			12,389
Less: Foreign exchange impact on depreciation and amortization and interest expense			(821)
Adjusted EBITDA impact			$11,568

Net income impact (tax affected)			$7,346
Earnings per share impact			$0.21
_______________

(1)	Included in other income (expense), net on our consolidated statements of operations.

(2)	Included in earnings from unconsolidated affiliates, net of losses on our consolidated statements of operations.
The most significant impacts were from larger losses in fiscal year 2016 from the revaluation of balance sheet assets and liabilities into the functional currencies of legal entities through which we operate globally presented as transaction losses within other income (expense), net, and a larger impact in fiscal year 2016 on our earnings from unconsolidated affiliates as results related to Líder were impacted by a 8.4% devaluation of the Brazilian real versus the U.S. dollar in fiscal year 2016. This favorable year-over-year change was partially offset by the unfavorable income statement translation impact from the depreciating British pound sterling due to Brexit on the translation of our results in our Europe Caspian region, partially offset by a favorable impact on our results of the devalued naira in our Africa region.

Direct costs decreased 10.1%, or $123.6 million, year-over-year primarily due to the benefit of organizational restructuring efforts reflected in a $63.4 million decrease in salaries and benefits resulting from lower headcount across all regions, a $7.0 million decrease in insurance expense, an $8.6 million decrease in inventory consignment fees and a $5.8 million decrease in training, travel and meals expense. Also, during fiscal year 2017, we determined the contingent consideration related to the Airnorth acquisition accrued in the purchase price was no longer probable of being paid out and we reversed $5.9 million of an accrued liability to direct costs. Additionally, bad debt expense decreased by $5.8 million primarily related to bad debt expense recorded in fiscal year 2016 related to two clients in our Africa region and a client in our Asia Pacific region.
Reimbursable expense decreased 38.5%, or $31.5 million, primarily due to a decline in activity and a contract amendment in our Europe Caspian region.
Depreciation and amortization decreased 13.2%, or $18.1 million, to $118.7 million for fiscal year 2017 from $136.8 million for fiscal year 2016. This decrease in depreciation and amortization expense is primarily due to a decrease in accelerated depreciation of $18.3 million as a result of fleet changes for older aircraft in fiscal year 2016, partially offset by an increase in depreciation expense due to additional aircraft and information technology costs being capitalized and depreciated in fiscal year 2017.
General and administrative expense decreased 13.0%, or $29.3 million, primarily due to a decrease of $8.8 million in salaries and benefits, a decrease of $6.3 million in professional fees and a decrease of $14.2 million in other general and administrative expenses, including information technology expenses, training, travel, recruitment and various other expenses from cost reduction initiatives. The reduction in salaries and benefits is primarily due to lower salaries and benefits of $13.8 million due to lower headcount in fiscal year 2017 from cost reduction initiatives, partially offset by higher management bonuses of $5.0 million in fiscal year 2017 due to no management bonuses being awarded in fiscal year 2016.
Loss on impairment for fiscal year 2017 included $8.7 million of goodwill impairment related to Eastern Airways and $7.6 million of inventory impairments. Loss on impairment for fiscal year 2016 included $41.6 million of goodwill impairment related to the Bristow Norway reporting unit and Eastern Airways within our Europe Caspian region ($25.2 million), Bristow Academy reporting unit within Corporate and other ($10.2 million) and the Africa reporting unit ($6.2 million), $8.1 million impairment of intangible assets of Eastern Airways and $5.4 million of inventory impairments. For further details, see “Executive Overview — Market Outlook — Recent Events — Goodwill Impairment.”
Loss on disposal of assets decreased $16.2 million to a loss of $14.5 million for fiscal year 2017 from a loss of $30.7 million for fiscal year 2016. The loss on disposal of assets in fiscal year 2017 included impairment charges of $12.5 million related to 14 held for sale aircraft and a loss of $2.0 million from the sale of 14 aircraft and other equipment. During fiscal year 2016, the loss on disposal of assets included impairment charges of $29.6 million related to 16 held for sale aircraft and a loss of $1.1 million from the sale of 35 aircraft and other equipment.
Earnings from unconsolidated affiliates, net of losses, increased $6.7 million to earnings of $6.9 million for fiscal year 2017 from earnings of $0.3 million in fiscal year 2016. The increase primarily resulted from earnings from our investment in Líder in Brazil of $8.1 million for fiscal year 2017 compared to $0.1 million in losses in fiscal year 2016 primarily due to less of an unfavorable impact of foreign currency exchange rates, partially offset by a decline in activity. Our earnings from Líder in fiscal years 2017 and 2016 were reduced by the unfavorable impact of foreign currency exchange rate changes of $3.2 million and $22.4 million, respectively.
Interest expense, net, increased 46.3%, or $15.8 million, year-over-year primarily due to an increase in interest expense resulting from an increase in borrowings and an increase in amortization of debt fees.
Other income (expense), net decreased $1.6 million to other expense of $2.6 million for the fiscal year 2017 compared to other expense of $4.3 million for the fiscal year 2016 primarily due to lower foreign currency transaction losses in fiscal year 2017 compared to fiscal year 2016. For further details on other income (expense), net, see “— Region Operating Results — Other Income (Expense), Net” included elsewhere in this Annual Report.
For further details on income tax expense, see “—Region Operating Results — Taxes” included elsewhere in this Annual Report.

As discussed above, our results for fiscal year 2017 were impacted by a number of special items. Recent financing transactions have required repositioning of certain aircraft from one tax jurisdiction to another that resulted in an additional income tax expense of $22.5 million. In fiscal year 2016, special items that impacted our results included organizational restructuring costs, additional depreciation expense resulting from fleet changes, impairment of inventories, goodwill and intangible assets, tax items and accretion of redeemable noncontrolling interests. For further details on the special items impacting fiscal year 2016, see “Fiscal Year 2016 Compared to Fiscal Year 2015” below. The items noted in fiscal years 2017 and 2016 have been identified as special items as they are not considered by management to be part of ongoing operations when assessing and measuring the operational and financial performance of the Company. The impact of these items on adjusted EBITDA, adjusted net income and adjusted diluted earnings per share is as follows:

	Fiscal Year Ended March 31, 2017
	Adjusted EBITDA	Adjusted Net Income	Adjusted Diluted Earnings Per Share

	(In thousands, except per share amounts)
Organizational restructuring costs	$20,897	$14,998	$0.43
Additional depreciation expense resulting from fleet changes	—	6,843	0.19
Goodwill impairment	8,706	7,138	0.20
Impairment of inventories	7,572	5,428	0.15
Reversal of Airnorth contingent consideration	(5,898)	(5,898)	(0.17)
Tax items	—	59,479	1.70
Total special items	$31,277	$87,988	2.51

	Fiscal Year Ended March 31, 2016
	Adjusted EBITDA	Adjusted Net Income	Adjusted Diluted Earnings Per Share

	(In thousands, except per share amounts)
Organizational restructuring costs	$26,959	$19,094	$0.54
Additional depreciation expense resulting from fleet changes	—	20,577	0.58
Impairment of inventories	5,439	4,004	0.11
Goodwill and intangible impairment	49,665	37,979	1.08
Tax items	—	20,068	0.57
Accretion of redeemable noncontrolling interests	—	—	0.04
Total special items	$82,063	$101,722	2.92
Fiscal Year 2016 Compared to Fiscal Year 2015
Gross revenue decreased 7.7%, or $143.2 million, year-over-year primarily due to the downturn in the oil and gas industry, partially offset by the start of the U.K. SAR contract in April 2015 with seven bases coming online in fiscal year 2016.
Operating revenue from external clients by line of service was as follows:

	Fiscal Year Ended March 31,		Favorable (Unfavorable)
	2016	2015

	(In thousands, except percentages)
Oil and gas services	$1,222,501	$1,498,510	$(276,009)	(18.4)%
Fixed wing services	208,538	156,196	52,342	33.5%
U.K. SAR services	177,230	48,917	128,313	262.3%
Corporate and other	21,278	23,364	(2,086)	(8.9)%
Total operating revenue	$1,629,547	$1,726,987	$(97,440)	(5.6)%
In addition to operational decreases, changes in foreign currency exchange rates during fiscal year 2016 resulted in $98.6 million of the decrease year-over-year. In January 2015, Bristow Helicopters Australia acquired an 85% interest in Airnorth and purchased the remaining 15% of the outstanding shares of Airnorth in November 2015. Airnorth contributed $75.4 million in operating revenue for fiscal year 2016, which is an incremental $64.0 million in operating revenue compared to fiscal year 2015. The contribution of fixed-wing revenue from Airnorth in fiscal year 2016 was partially offset by a decline in revenue for Eastern Airways in the U.K. as their business was impacted by the oil and gas market and general economic conditions.

For fiscal year 2016, we reported a net loss of $72.4 million and a diluted loss per share of $2.12 compared to net income of $84.3 million and diluted earnings per share of $2.37 for fiscal year 2015.
The net loss for fiscal year 2016 was significantly impacted by the following items:

•
Organizational restructuring costs of $27.0 million ($19.1 million net of tax), which includes severance expense of $22.5 million related to separation programs across our global organization designed to increase efficiency and reduce costs and other restructuring costs of $4.5 million; $12.8 million of the restructuring costs are included in direct costs and $14.2 million are included in general and administrative expense,

•
A loss on disposal of assets of $30.7 million ($22.0 million net of tax) (primarily consisting of impairment charges on aircraft of $29.6 million), accelerated depreciation expense related to a softening aircraft sales aftermarket and changes in the planned timing of exits from aircraft model types in our fleet of $28.7 million ($20.6 million net of tax),

•	Impairment charges on goodwill and intangibles of $49.7 million ($38.0 million net of tax) and on inventory of $5.4 million ($4.0 million net of tax) (included in loss on impairment), and

•	Non-cash adjustments related to the valuation of deferred tax assets of $20.1 million.
Additionally, diluted loss per share was unfavorably impacted by adjustments in the accretion amount of redeemable noncontrolling interests in Eastern Airways and Airnorth.
Excluding these items, adjusted net income and adjusted diluted earnings per share were $51.3 million and $1.45, respectively, for fiscal year 2016. These adjusted results compare to adjusted net income and adjusted diluted earnings per share of $134.0 million and $3.77, respectively, for fiscal year 2015. Adjusted EBITDA and adjusted EBITDA margin, which is adjusted for the same items discussed above, was $205.5 million and 12.6%, respectively, in fiscal year 2016 compared to $309.1 million and 17.9% in fiscal year 2015, respectively.
The year-over-year decline in net income and diluted earnings per share (GAAP and adjusted), and in adjusted EBITDA primarily resulted from the decline in oil and gas revenue discussed above. These declines were partially offset by a reduced impact from changes in foreign currency exchange rates in fiscal year 2016 as the impact on revenue was more than offset by an impact on costs and earnings from unconsolidated affiliates discussed below.
The table below presents the year-over-year impact of changes in foreign currency exchange rates.

	Fiscal years ended March 31,		Favorable (Unfavorable)
	2016	2015

	(in thousands, except per share amounts)
Transaction losses (1)	$(4,340)	$(6,548)	$2,208
Líder foreign exchange impact (2)	(22,447)	(25,707)	3,260
Total	$(26,787)	$(32,255)	5,468

Revenue impact			(98,639)
Operating expense impact			100,654
Year-over-year income statement translation impact			2,015

Pre-tax income statement impact			7,483
Less: Foreign exchange impact on depreciation and amortization and interest expense			(4,017)
Adjusted EBITDA impact			$3,466

Net income impact (tax affected)			$6,616
Earnings per share impact			$0.19
_______________

(1)	Included in other income (expense), net on our consolidated statements of operations.

(2)	Included in earnings from unconsolidated affiliates, net of losses on our consolidated statements of operations.
The most significant impact was from a loss in fiscal year 2015 related to the revaluation of balance sheet assets and liabilities into the functional currencies of legal entities through which we operate globally presented as transaction gains (losses), and a larger impact in fiscal year 2015 on our earnings from unconsolidated affiliates as results related to Líder were impacted by a

30.5% devaluation of the Brazilian real versus the U.S. dollar compared to a 8.4% devaluation of the Brazilian real versus the U.S. dollar in fiscal year 2016.
In response to the ongoing downturn, we implemented cost reduction measures as part of an organizational restructuring, which partially offset the impact of certain higher costs within direct costs and general and administrative expense. See the further discussion of changes in direct costs and general and administrative expense below.
Direct costs increased 4.5%, or $52.6 million, in fiscal year 2016 compared to the previous year primarily due to a $45.3 million increase in rent expense and a $13.3 million increase in contract expense primarily related to the establishment of new U.K. SAR bases, a $12.8 million increase in severance expense related to organizational restructuring efforts and a $9.2 million increase in bad debt expense. These increased costs were partially offset by the benefit of organizational restructuring efforts in fiscal year 2016 reflected in a $26.8 million decline in salaries and benefits due to a decrease in headcount across all regions and $4.9 million decrease in travel and meals expense.
Reimbursable expense decreased 34.3%, or $42.7 million, in fiscal year 2016 primarily due a decline in activity and a contract amendment in our Europe Caspian region.
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
General and administrative expense decreased 11.6%, or $29.5 million, in fiscal year 2016 primarily due to a decrease in compensation expense of $11.1 million which resulted from management’s decision to not award short-term bonuses for fiscal year 2016 and from reduced headcount due to organizational restructuring efforts, a decline in Common Stock price during fiscal year 2016 resulting in a reduction of $13.0 million for the accrual for incentive compensation awards year-over-year, $5.5 million in expense related to CEO succession recorded in fiscal year 2015 and a decrease in training and seminars of $4.1 million due to systems implementation training costs incurred in fiscal year 2015. This decrease was partially offset by an increase of $9.7 million in severance expense in fiscal year 2016 associated with the organizational restructuring efforts.
Loss on impairment for fiscal year 2016 includes $49.7 million of goodwill impairment related to our Bristow Norway reporting unit and Eastern Airways within our Europe Caspian region ($25.2 million), Bristow Academy reporting unit within our Corporate and other region ($10.2 million) and Africa region ($6.2 million), $8.1 million intangible asset impairment in Eastern Airways and $5.4 million of inventory impairments. For further details, see “Executive Overview — Market Outlook — Recent Events — Goodwill Impairment.” Loss on impairment for fiscal year 2015 includes $7.2 million of inventory impairments.
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
Interest expense, net, increased 16.3%, or $4.8 million, year-over-year primarily due to an increase in interest expense as a result of more borrowings during fiscal year 2016, a decrease in capitalized interest resulting from a decrease in construction in progress during fiscal year 2016, partially offset by lower amortization of debt discount in fiscal year 2016.
Other income (expense), net decreased $0.8 million to a loss of $4.3 million in fiscal year 2016 from a loss of $5.1 million in fiscal year 2015 primarily due to lower foreign currency transaction losses in fiscal year 2016 compared to fiscal year 2015. During fiscal year 2015, we recognized a gain of $3.9 million on the sale of unconsolidated affiliates, partially offset by $2.6 million incurred in premium and fees for the repurchase of a portion of our 6 ¼% Senior Notes, both of which are included in other income (expense), net on our consolidated statements of operations. For further details on other income (expense), net, see “— Region Operating Results — Other Income (Expense), Net” included elsewhere in this Annual Report.

For further details on income tax expense, see “Region Operating Results — Taxes” included elsewhere in this Annual Report.
As discussed above, our results for fiscal year 2016 were impacted by a number of special items. These special items, on a combined basis, decreased our net income by $101.7 million and diluted earnings per share by $2.92. In fiscal year 2015, special items that impacted our results included a gain on the sale of an unconsolidated affiliate, organizational restructuring costs, CEO succession costs, impairment of inventories, the repurchase of a portion of our 6 ¼% Senior Notes (the repurchase premium and write-off of deferred financing fees), accrued maintenance cost reversal, an accounting correction, additional depreciation expense resulting from fleet changes and Nigeria severance costs. The items noted in fiscal years 2016 and 2015 have been identified as special items as they are not considered by management to be part of our ongoing operations when assessing and measuring the operational and financial performance of the Company. The impact of these items on our adjusted EBITDA, adjusted net income and adjusted diluted earnings per share is as follows:

	Fiscal Year Ended March 31, 2015
	Adjusted EBITDA	Adjusted Net Income	Adjusted Diluted Earnings Per Share

	(In thousands, except per share amounts)
Gain on sale of unconsolidated affiliate	$(3,921)	$(2,549)	$(0.07)
Organizational restructuring costs	1,611	1,047	0.03
CEO succession	5,501	3,576	0.10
Impairment of inventories	7,167	5,734	0.16
Repurchase of 6¼% Senior Notes	2,591	2,113	0.06
Accrued maintenance cost reversal	(813)	(642)	(0.02)
Accounting correction	4,071	3,216	0.09
Additional depreciation expense resulting from fleet changes	—	7,992	0.22
Nigeria severance costs	925	648	0.02
Total special items	$17,132	$21,135	0.59

Region Operating Results
The following tables set forth certain operating information for the regions comprising our Industrial Aviation Services segment. Intercompany lease revenue and expense are eliminated from our segment reporting, and depreciation expense of aircraft is presented in the region that operates the aircraft.
Set forth below is a discussion of operations of our regions. Our consolidated results are discussed under “Results of Operations” above.
Europe Caspian

	Fiscal Year Ended March 31,			Favorable (Unfavorable)
	2017	2016	2015	2017 vs 2016		2016 vs 2015

	(In thousands, except percentages)
Operating revenue	$710,581	$809,914	$792,293	$(99,333)	(12.3)%	$17,621	2.2%
Earnings from unconsolidated affiliates, net of losses	$273	$310	$1,107	$(37)	(11.9)%	$(797)	(72.0)%
Operating income	$13,840	$50,406	$128,543	$(36,566)	(72.5)%	$(78,137)	(60.8)%
Operating margin	1.9%	6.2%	16.2%	(4.3)%	(69.4)%	(10.0)%	(61.7)%
Adjusted EBITDA	$45,163	$123,952	$157,402	$(78,789)	(63.6)%	$(33,450)	(21.3)%
Adjusted EBITDA margin	6.4%	15.3%	19.9%	(8.9)%	(58.2)%	(4.6)%	(23.1)%
Rent expense	$134,072	$136,377	$103,294	$2,305	1.7%	$(33,083)	(32.0)%
The Europe Caspian region comprises all of our operations and affiliates in Europe, including oil and gas operations in the U.K. and Norway, Eastern Airways fixed wing operations and public sector SAR operations in the U.K. and our operations in Turkmenistan.
Fiscal Year 2017 Compared to Fiscal Year 2016
The year-over-year decrease in operating revenue primarily resulted from the impact of changes in foreign currency exchange rates which reduced operating revenue by $79.4 million, decreased activity levels with our oil and gas clients due to the downturn in the industry which reduced operating revenue by $28.1 million, and the end of an oil and gas contract that began in late fiscal year 2015 and ended in late fiscal year 2016 that contributed $51.3 million in additional operating revenue in fiscal year 2016. Partially offsetting these decreases was an increase in operating revenue (on a foreign exchange neutral basis) from the start-up of U.K. SAR bases of $41.5 million. Eastern Airways contributed $110.4 million and $133.5 million in operating revenue and negative $4.5 million and positive $13.6 million in adjusted EBITDA for fiscal years 2017 and 2016, respectively.
A substantial portion of our revenue in the Europe Caspian region is contracted in the British pound sterling, which weakened significantly against the U.S. dollar in fiscal year 2017 as a result of Brexit. The movement of exchange rates decreased operating revenue, operating income and adjusted EBITDA by $79.4 million, $26.7 million and $35.1 million, respectively, from translation of results compared to fiscal year 2016. Additionally, we recorded foreign exchange losses of $18.5 million and $11.1 million as of March 31, 2017 and 2016, respectively, from the revaluation of assets and liabilities on British pound sterling functional currency entities which is recorded in other income (expense), net and included in adjusted EBITDA. Including both the translation and revaluation impacts, adjusted EBITDA was reduced by $35.1 million and $9.0 million during fiscal year 2017 and 2016, respectively, resulting from changes in foreign exchange rates.
Additionally, during fiscal year 2017, we recorded an impairment of $8.7 million for the remaining goodwill related to Eastern Airways. During fiscal year 2016, we recorded impairments of goodwill and intangibles of $21.2 million relating to Eastern Airways and impairment of goodwill for operations in Norway of $12.1 million. These impairment charges contributed to a portion of the decline in operating income in fiscal years 2017 and 2016, but were adjusted for in our calculation of adjusted EBITDA. For additional details on the impairment of goodwill and intangibles, see Note 1 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.
The decrease in operating margin and adjusted EBITDA margin is primarily a result of the impact from the downturn in the offshore energy industry, which was only partially offset by the start-up of the U.K. SAR bases and cost reduction activities.

Fiscal Year 2016 Compared to Fiscal Year 2015
The year-over-year increase in operating revenue primarily resulted from the start-up of seven U.K. SAR bases during fiscal year 2016, which contributed $128.3 million in additional operating revenue, and the addition of a new oil and gas contract that commenced in late fiscal year 2015 and ended during the March 31, 2016 quarter which contributed $42.1 million in additional operating revenue in fiscal year 2016. Partially offsetting these increases was a decrease in operating revenue for fiscal year 2016 reflecting the impact of the downturn in the oil and gas industry, which resulted in decreased activity levels with our oil and gas clients and also impacted our revenue for Eastern Airways. Eastern Airways contributed $133.5 million and $144.8 million in operating revenue and $13.6 million and $21.6 million in adjusted EBITDA for fiscal years 2016 and 2015, respectively.
Additionally, a substantial portion of our operations in the Europe Caspian region are contracted in British pound sterling and Norwegian kroner, both of which weakened significantly against the U.S. dollar in fiscal year 2016. Foreign currency exchange rate changes resulted in a $65.8 million reduction in revenue for our Europe Caspian region year-over-year.
Operating income and operating margin for fiscal year 2016 were significantly impacted by impairments of goodwill and intangibles of $21.2 million relating to Eastern Airways. Operating income and operating margin for the fiscal year 2016 also were impacted by an impairment of goodwill for operations in Norway of $12.1 million. These impairment charges resulted from lower forecasted results for future periods due to the ongoing oil and gas industry downturn. For additional details on the impairment of goodwill and intangibles, see Note 1 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report. The reduction in oil and gas and fixed wing revenue and the impairment charges were the primary drivers of the year-over-year decrease in operating income and operating margin. Operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin were negatively impacted by changes in foreign currency exchange rates, which reduced operating income by $3.6 million and adjusted EBITDA by $9.0 million compared to fiscal year 2015. The changes in foreign currency exchange rates had minimal impact on operating margin. Adjusted EBITDA margin declined in fiscal year 2016 due to the impact of the downturn in the offshore energy industry and foreign currency exchange rate changes only partially offset by the start-up of U.K. SAR bases and cost reduction activities. The involuntary separation program initiated in July 2015, combined with a prior voluntary separation program, resulted in $6.7 million in severance expense during fiscal year 2016, which is excluded from adjusted EBITDA and adjusted EBITDA margin.
Additionally, operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin in fiscal years 2016 and 2015 benefited from the recovery of $14.3 million and $7.5 million, respectively, in credits for maintenance expense from original equipment manufacturers resulting from settlement for aircraft performance and transportation costs.
Africa

	Fiscal Year Ended March 31,			Favorable (Unfavorable)
	2017	2016	2015	2017 vs 2016		2016 vs 2015

	(In thousands, except percentages)
Operating revenue	$200,104	$249,545	$336,005	$(49,441)	(19.8)%	$(86,460)	(25.7)%
Earnings from unconsolidated affiliates, net of losses	$2,068	$2,068	$2,068	$—	—%	$—	—%
Operating income	$30,179	$19,702	$91,758	$10,477	53.2%	$(72,056)	(78.5)%
Operating margin	15.1%	7.9%	27.3%	7.2%	91.1%	(19.4)%	(71.1)%
Adjusted EBITDA	$51,553	$60,371	$109,783	$(8,818)	(14.6)%	$(49,412)	(45.0)%
Adjusted EBITDA margin	25.8%	24.2%	32.7%	1.6%	6.6%	(8.5)%	(26.0)%
Rent expense	$8,101	$7,456	$6,974	$(645)	(8.7)%	$(482)	(6.9)%
The Africa region comprises all of our operations and affiliates on the African continent, including Nigeria, Tanzania, and Egypt.

Fiscal Year 2017 Compared to Fiscal Year 2016
Operating revenue for Africa decreased in fiscal year 2017 primarily due to an overall decrease in activity resulting from the downturn of the oil and gas industry. The decreased activity levels reduced revenue by $59.7 million, which was only partially offset by $7.5 million from new contracts and increased activity on a contract. Additionally, Eastern Airways began providing fixed wing services in Africa in October 2015, which generated $4.2 million and $0.2 million of operating revenue for fiscal years 2017 and 2016, respectively. A majority of our revenue in our Africa region is contracted at fixed U.S. dollar rates, resulting in minimal exposure to the devalued Nigerian naira upon translation into U.S. dollars for reporting purposes.
Operating income and operating margin for the Africa region were significantly impacted by an impairment of goodwill of $6.2 million during fiscal year 2016, which resulted from lower forecasted results for future periods due to the ongoing oil and gas industry downturn. For additional details on the impairment of goodwill, see Note 1 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.
Operating income, operating margin and adjusted EBITDA margin increased in fiscal year 2017 primarily due to a decline in direct costs (including a $10.6 million decrease in salaries and benefits and an $8.6 million decrease in maintenance expense) and a $7.5 million decrease in general and administrative expenses, partially offset by the decrease in revenue discussed above. Operating expenses were $17.7 million lower in fiscal year 2017 due to the devaluation of the Nigerian naira which resulted in naira-based expenses translating into fewer U.S. dollars. Also, during fiscal year 2016, we recorded $4.7 million in bad debt expense related to two clients in this region. Operating income and operating margin in fiscal year 2017 also benefited from a decrease in depreciation and amortization expense as a result of a lower amount of accelerated depreciation of $6.0 million versus $16.8 million in fiscal year 2016. Adjusted EBITDA declined as the impact to decreased revenue was only partially offset by cost reduction activities and the favorable exchange rate impact in fiscal year 2017 compared to fiscal year 2016.
During fiscal years 2017 and 2016, we recorded $4.5 million and $5.2 million, respectively, in severance expense resulting from voluntary and involuntary separation programs as part of our restructuring efforts, which is excluded from adjusted EBITDA and adjusted EBITDA margin.
The increase of operating margin and adjusted EBITDA margin is primarily related to the reduction of operating expense due to the devaluation of the Nigerian naira and cost reduction activities, partially offset by the reduction in revenue due to the downturn of the oil and gas industry.
Fiscal Year 2016 Compared to Fiscal Year 2015
Operating revenue for the Africa region in fiscal year 2016 decreased due to an overall decrease in activity which resulted from the downturn in the oil and gas industry. Activity declined with some customers and certain contracts ended, reducing revenue by $85.8 million, and the temporary operational suspension of our S-76 fleet reduced revenue in fiscal year 2016 by $6.8 million, which was only partially offset by a $5.7 million increase due to new contracts.
As discussed above, operating income and operating margin for the Africa region were significantly impacted by an impairment of goodwill of $6.2 million during fiscal year 2016. Operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin decreased in fiscal year 2016 primarily due to the decline in activity, $4.7 million of bad debt expense recorded in fiscal year 2016 and an increase in depreciation and amortization expense of $16.8 million primarily as a result of management’s decision to exit certain aircraft fleet types operating in this market sooner than originally anticipated. Offsetting these declines were decreases in salaries and benefits expense of $21.1 million, maintenance expense of $7.2 million, training expense of $3.3 million and travel and meals expense of $1.6 million due to cost reduction initiatives implemented in this region as a part of organizational restructuring efforts. Additionally, during fiscal years 2016 and 2015, we recorded $5.2 million and $0.9 million in severance expense resulting from voluntary and involuntary separation programs as part of these restructuring efforts, which is excluded from adjusted EBITDA and adjusted EBITDA margin. Adjusted EBITDA and adjusted EBITDA margin decreased primarily due to the decline in activity in this region and $4.7 million of bad debt expense recorded in fiscal year 2016.

Americas

	Fiscal Year Ended March 31,			Favorable (Unfavorable)
	2017	2016	2015	2017 vs 2016		2016 vs 2015

	(In thousands, except percentages)
Operating revenue	$220,544	$290,299	$351,429	$(69,755)	(24.0)%	$(61,130)	(17.4)%
Earnings from unconsolidated affiliates, net of losses	$5,207	$(2,117)	$(4,946)	$7,324	346.0%	$2,829	57.2%
Operating income	$4,224	$34,463	$79,176	$(30,239)	(87.7)%	$(44,713)	(56.5)%
Operating margin	1.9%	11.9%	22.5%	(10.0)%	(84.0)%	(10.6)%	(47.1)%
Adjusted EBITDA	$39,952	$71,958	$115,201	$(32,006)	(44.5)%	$(43,243)	(37.5)%
Adjusted EBITDA margin	18.1%	24.8%	32.8%	(6.7)%	(27.0)%	(8.0)%	(24.4)%
Rent expense	$23,015	$21,016	$20,734	$(1,999)	(9.5)%	$(282)	(1.4)%
The Americas region comprises all our operations and affiliates in North America and South America, including Brazil, Canada, Trinidad and the U.S. Gulf of Mexico.
Fiscal Year 2017 Compared to Fiscal Year 2016
Operating revenue decreased in fiscal year 2017 primarily due to a decline in activity in our U.S. Gulf of Mexico operations resulting from the oil and gas industry downturn that reduced operating revenue by $64.6 million, a decrease of $7.5 million in Brazil due to fewer aircraft leased to Líder and a decrease in Suriname of $5.2 million due to the end of a contract. These decreases were partially offset by a new contract in Guyana, which increased operating revenue by $6.5 million.
Operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin were negatively impacted by unfavorable exchange rate changes in fiscal years 2017 and 2016, which reduced our earnings from our investment in Líder by $3.2 million and $22.4 million in fiscal year 2017 and 2016, respectively. Excluding this impact, in fiscal year 2017 and 2016, earnings from our investment in Líder would have been $11.3 million and $22.3 million, respectively, operating income for the Americas region would have been $7.3 million (3.3% operating margin) and $56.9 million (19.6% operating margin), respectively, and adjusted EBITDA for the Americas region would have been $43.1 million (19.6% adjusted EBITDA margin) and $94.4 million (32.5% adjusted EBITDA margin), respectively. This year-over-year decrease in the Americas region’s operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin primarily resulted from a decline in revenue due to the decline in activity discussed above and reduced pre-foreign exchange earnings from our investment in Líder, partially offset by a decrease in direct costs, including an $11.2 million decrease in maintenance expense and an $8.0 million decrease in salaries and benefits due to cost reduction initiatives.
During fiscal years 2017 and 2016, we recorded accelerated depreciation expense on aircraft exiting our fleet of $3.9 million and $6.0 million, respectively, and we recorded severance expense related to organizational restructuring efforts of $1.2 million and $2.1 million, respectively. Depreciation and amortization, including accelerated depreciation, and severance expense recorded during fiscal years 2017 and 2016 were excluded from adjusted EBITDA and adjusted EBITDA margin.
Fiscal Year 2016 Compared to Fiscal Year 2015
Operating revenue decreased in fiscal year 2016 primarily due to a decrease in the number of small and medium aircraft on contract in the U.S. Gulf of Mexico resulting from the oil and gas industry downturn which reduced operating revenue by $58.7 million, a decrease of $8.4 million in Brazil due to fewer aircraft leased to Líder and a decrease of $3.7 million in Trinidad primarily due to the end of a contract. These decreases were partially offset by new contracts in Suriname and Guyana which increased operating revenue by $12.7 million.
Operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin were negatively impacted by unfavorable exchange rate changes in fiscal years 2016 and 2015 which reduced our earnings from our investment in Líder by $22.4 million and $25.7 million, respectively. Excluding this impact in fiscal years 2016 and 2015, our earnings from our investment in Líder would have been $22.3 million and $21.5 million, respectively, and our adjusted EBITDA for the Americas region would have been $94.4 million (32.5% adjusted EBITDA margin) and $140.9 million (40.1% adjusted EBITDA margin), respectively. This year-over-year decrease in adjusted EBITDA primarily resulted from a decline in activity during fiscal year 2016.
In addition to the decrease from our investment in Líder, operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin were impacted by the reversal of $4.4 million of bad debt expense in fiscal year 2015 discussed below. These decreases were partially offset by a $19.9 million decrease in salaries and benefits and a $9.1 million decrease in maintenance expense which resulted from cost reduction initiatives and reduced flight activity. During fiscal year 2016, we also recorded accelerated depreciation expense on aircraft exiting our fleet of $6.0 million and severance expense related to organizational restructuring efforts of $2.1 million. Depreciation and amortization, including accelerated depreciation, and the severance expense recorded during fiscal year 2016, were excluded from adjusted EBITDA and adjusted EBITDA margin.
During fiscal year 2015, we reversed $4.4 million of bad debt expense in the Americas region related to a client that had previously filed for bankruptcy for which we subsequently settled and collected funds, and we recorded $1.6 million in costs associated with the restructuring of this region and planned closure of our Alaska operations which related primarily to employee severance and retention costs. The $1.6 million in restructuring costs in fiscal year 2015 was excluded from adjusted EBITDA and adjusted EBITDA margin.
Asia Pacific

	Fiscal Year Ended March 31,			Favorable (Unfavorable)
	2017	2016	2015	2017 vs 2016		2016 vs 2015

	(In thousands, except percentages)
Operating revenue	$217,772	$272,054	$237,597	$(54,282)	(20.0)%	$34,457	14.5%
Operating income (loss)	$(20,870)	$4,073	$12,455	$(24,943)	(612.4)%	$(8,382)	(67.3)%
Operating margin	(9.6)%	1.5%	5.2%	(11.1)%	(740.0)%	(3.7)%	(71.2)%
Adjusted EBITDA	$(5,026)	$28,361	$34,830	$(33,387)	(117.7)%	$(6,469)	(18.6)%
Adjusted EBITDA margin	(2.3)%	10.4%	14.7%	(12.7)%	(122.1)%	(4.3)%	(29.3)%
Rent expense	$39,759	$37,053	$25,151	$(2,706)	(7.3)%	$(11,902)	(47.3)%
The Asia Pacific region comprises all our operations and affiliates in Australia and Southeast Asia, including Malaysia, Sakhalin, and our fixed wing operations through Airnorth in Australia.
Fiscal Year 2017 Compared to Fiscal Year 2016
Operating revenue decreased in fiscal year 2017 by $72.3 million primarily due to the ending of short-term oil and gas contracts in Australia and a $4.3 million decrease due to a short-term contract in South Korea in fiscal year 2016, partially offset by additional operating revenue of $17.2 million earned upon cancellation of a contract in fiscal year 2017 (see discussion below) and a $1.7 million increase for Airnorth. A significant portion of our revenue in the Asia Pacific region is contracted in the Australian dollar, which strengthened against the U.S. dollar in fiscal year 2017, resulting in an increase in revenue of $3.4 million year-over-year. Airnorth contributed $77.1 million and $75.4 million, respectively, in operating revenue and $7.1 million and $12.4 million, respectively, in adjusted EBITDA for fiscal years 2017 and 2016.
During March 2017, we came to an agreement with a client for which we had incurred significant start-up costs on a project in Australia that was cancelled prior to contract commencement. In connection with the cancellation, we agreed to a termination fee with the client of $11.1 million, which is recorded in operating revenue in fiscal year 2017. Additionally, we had previously deferred revenue and costs of $6.1 million each related to this contract, which is included in operating revenue and direct costs in fiscal year 2017.
Operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin decreased primarily due to decreased activity which was only partially offset by a decrease in direct costs, including a decrease of $7.7 million in salaries and benefits and a decrease of $9.4 million in maintenance expense, and the contract cancellation billing in March 2017. During fiscal year 2016, we recorded additional depreciation expense of $5.3 million for four large aircraft operating in this region due to management’s decision to exit these fleet types earlier than originally anticipated, and during fiscal years 2017 and 2016, we recorded $2.9 million and $2.3 million, respectively, in severance expense related to organizational restructuring activities. The severance expense is not included in adjusted EBITDA or adjusted EBITDA margin for fiscal years 2017 and 2016. Also, during fiscal year 2017, we determined the contingent consideration related to Airnorth acquisition accrued in the purchase price was no longer probable of being paid out and we reversed $5.9 million of an accrued liability to direct costs. The reversal of this continent consideration is not included in adjusted EBITDA for fiscal year 2017.

Fiscal Year 2016 Compared to Fiscal Year 2015
In January 2015, Bristow Helicopters Australia acquired an 85% interest in Airnorth and in November 2015, purchased the remaining 15% of the outstanding shares of Airnorth. Airnorth contributed $75.4 million in operating revenue and $12.4 million in adjusted EBITDA for fiscal year 2016, which is an incremental $64.0 million in operating revenue and $11.7 million of adjusted EBITDA compared to fiscal year 2015. Operating revenue also increased by $50.1 million from new contracts in Australia, offset by $49.3 million due to the ending of short-term contracts in Australia and a $7.7 million decrease in Russia. A substantial portion of our operations in the Asia Pacific region are contracted in the Australian dollar, which has weakened significantly against the U.S. dollar since fiscal year 2015. Foreign currency exchange rate changes resulted in a reduction in our revenue for our Asia Pacific region of $23.6 million year-over-year.
Operating income and operating margin decreased primarily due to an increase in costs of helicopter operations in this region, including depreciation and amortization expense of $2.9 million ($3.8 million from Airnorth), maintenance expense of $12.8 million ($7.2 million from Airnorth) and rent expense of $11.9 million ($6.7 million from Airnorth). Adjusted EBITDA improved primarily due to the addition of Airnorth, partially offset by the inclusion of $4.6 million in credits for maintenance expense from our original equipment manufacturer recorded during fiscal year 2015 as settlements for aircraft performance and transportation costs. Adjusted EBITDA and adjusted EBITDA margin exclude the impact of increased rent expense from the additional aircraft on lease in fiscal year 2016.
During fiscal years 2016 and 2015, we recorded additional depreciation expense of $5.3 million and $6.0 million, respectively, for four large aircraft operating in this region due to management’s decision to exit these fleet types earlier than originally anticipated, and during fiscal year 2016 we recorded $2.3 million in severance expense related to organizational restructuring activities. The $2.3 million in severance expense is not included in adjusted EBITDA or adjusted EBITDA margin for fiscal year 2016. The decline in adjusted EBITDA margin relates to the inclusion of $4.6 million in credits for maintenance expense from our original equipment manufacturer recorded during fiscal year 2015 as settlements for aircraft performance and transportation costs, partially offset by addition of Airnorth in fiscal year 2016. Before the benefit of the maintenance credits utilized during fiscal year 2015, adjusted EBITDA margin was 12.7%, representing a decrease due to additional rent expense in fiscal year 2016, partially offset by the addition of Airnorth.
Corporate and Other

	Fiscal Year Ended March 31,			Favorable (Unfavorable)
	2017	2016	2015	2017 vs 2016		2016 vs 2015

	(In thousands, except percentages)
Operating revenue	$10,369	$23,487	$26,412	$(13,118)	(55.9)%	$(2,925)	(11.1)%
Earnings from unconsolidated affiliates, net of losses	$(603)	$—	$—	$(603)	*	$—	*
Operating loss	$(104,616)	$(118,796)	$(130,209)	$14,180	11.9%	$11,413	8.8%
Adjusted EBITDA	$(60,558)	$(79,119)	$(108,159)	$18,561	23.5%	$29,040	26.8%
Rent expense	$7,661	$9,938	$8,614	$2,277	22.9%	$(1,324)	(15.4)%
_______________
* percentage change too large to be meaningful or not applicable
Corporate and other includes our Bristow Academy operations, supply chain management and corporate costs that have not been allocated out to other regions.
Fiscal Year 2017 Compared to Fiscal Year 2016
Operating revenue decreased in fiscal year 2017 primarily due to a decline in Bristow Academy revenue of $9.7 million due to a decline in military training and a decrease in third-party part sales of $3.1 million.
Operating loss and adjusted EBITDA improved in fiscal year 2017 primarily due to cost reduction activities that lowered general and administrative costs, including a reduction in salaries and benefits of $4.8 million, professional fees of $5.1 million and other costs of $4.5 million, partially offset by a decline in revenue discussed above. Additionally, fiscal year 2016 operating loss included the impairment of goodwill for Bristow Academy of $10.2 million. Also, in fiscal year 2017, adjusted EBITDA benefited from the favorable impact of changes in foreign currency exchange rates on our Corporate results of $10.9 million compared to fiscal year 2016.

During fiscal years 2017 and 2016, we recorded $10.9 million and $7.7 million, respectively, related to organizational restructuring costs, and fiscal years 2017 and 2016 include $7.6 million and $5.4 million, respectively, of inventory impairments, and fiscal year 2016 includes the impairment of $10.2 million of Bristow Academy's goodwill, all of which are included in operating loss and excluded from adjusted EBITDA.
Fiscal Year 2016 Compared to Fiscal Year 2015
Operating revenue decreased primarily due to a decline in Bristow Academy revenue of $8.8 million, partially offset by an increase in third party part sales of $2.6 million and the correction of an error in fiscal year 2015 discussed below, which decreased operating revenue by $4.1 million in fiscal year 2015.
Operating loss during fiscal year 2016 included the impairment of goodwill for Bristow Academy of $10.2 million, which resulted from lower forecasted results for future periods, and impairment of inventories of $5.4 million. For additional details on the impairment of goodwill, see Note 1 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report. Operating loss for fiscal year 2015 also included impairment of inventories of $7.2 million. Adjusted EBITDA improved primarily due to a favorable impact from changes in foreign currency exchange rates on our Corporate results of $6.7 million during fiscal year 2016. We recognized a benefit in both operating loss and adjusted EBITDA from a decline in compensation expense of $24.4 million primarily due to management’s decision not to award bonuses during fiscal year 2016 and for our performance cash plan resulting from recent Common Stock price performance.
During fiscal year 2016 we recorded severance expense of $6.2 million related to voluntary and involuntary separation plans and during fiscal year 2015 we recorded $5.5 million of expense related to CEO succession, both of which are excluded from adjusted EBITDA.
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
Gain (loss) on disposal of assets
The loss on disposal of assets in fiscal year 2017 included impairment charges of $12.5 million related to 14 held for sale aircraft and losses of $2.0 million from the sale or disposal of 14 aircraft and other equipment. The loss on disposal of assets in fiscal year 2016 included impairment charges of $29.6 million related to 16 held for sale aircraft and losses of $1.1 million from the sale or disposal of 35 aircraft and other equipment. The loss on disposal of assets in fiscal year 2015 includes impairment charges of $36.1 million related to 27 held for sale aircraft, partially offset by gains of $0.2 million from the sale of 44 aircraft and other equipment.
Interest Expense, Net

	Fiscal Year Ended March 31,			Favorable (Unfavorable)
	2017	2016	2015	2017 vs 2016		2016 vs 2015

	(In thousands, except percentages)
Interest income	$943	$1,058	$956	$(115)	(10.9)%	$102	10.7%
Interest expense	(53,666)	(42,039)	(37,834)	(11,627)	(27.7)%	(4,205)	(11.1)%
Amortization of debt discount	(1,606)	(1,000)	(4,323)	(606)	(60.6)%	3,323	76.9%
Amortization of debt fees	(5,759)	(2,722)	(2,712)	(3,037)	(111.6)%	(10)	(0.4)%
Capitalized interest	10,169	10,575	14,559	(406)	(3.8)%	(3,984)	(27.4)%
Interest expense, net	$(49,919)	$(34,128)	$(29,354)	$(15,791)	(46.3)%	$(4,774)	(16.3)%
Interest expense, net increased in fiscal year 2017 compared to fiscal year 2016 primarily due to an increase in borrowings and an increase in amortization of debt fees. Interest expense, net increased in fiscal year 2016 compared to fiscal year 2015 primarily due to an increase in interest expense due to an increase in borrowings and a decrease in capitalized interest resulting from lower construction in progress, partially offset by lower amortization of debt discount.

Other Income (Expense), Net

	Fiscal Year Ended March 31,			Favorable (Unfavorable)
	2017	2016	2015	2017 vs 2016		2016 vs 2015

	(In thousands, except percentages)
Foreign currency gains (losses) by region:
Europe Caspian	$(18,511)	$(11,127)	$(9,264)	$(7,384)	(66.4)%	$(1,863)	(20.1)%
Africa	(148)	(421)	(529)	273	64.8%	108	20.4%
Americas	1,682	(1,050)	(250)	2,732	260.2%	(800)	(320.0)%
Asia Pacific	(427)	1,307	(1,211)	(1,734)	(132.7)%	2,518	207.9%
Corporate and other	14,456	6,951	4,706	7,505	108.0%	2,245	47.7%
Foreign currency losses	(2,948)	(4,340)	(6,548)	1,392	32.1%	2,208	33.7%
Other	307	82	1,501	225	274.4%	(1,419)	(94.5)%
Other income (expense), net	$(2,641)	$(4,258)	$(5,047)	$1,617	38.0%	$789	15.6%
Other income (expense), net decreased in fiscal year 2017 compared to fiscal year 2016 primarily due to less of an unfavorable impact of changes in foreign currency exchange rates. The foreign currency gains (losses) within other income (expense), net are reflected within adjusted EBITDA of the regions shown in the table above.
Other income (expense), net decreased in fiscal year 2016 compared to fiscal year 2015 primarily due to less of an unfavorable impact of changes in foreign currency exchange rates. Additionally, during fiscal year 2015, we recognized a gain of $3.9 million on the sale of unconsolidated affiliates, partially offset by $2.6 million incurred in premium and fees for the repurchase of a portion of our 6 ¼% Senior Notes, both of which are included in other income (expense), net on our consolidated statements of operations.
Taxes

	Fiscal Year Ended March 31,			Favorable (Unfavorable)
	2017	2016	2015	2017 vs 2016		2016 vs 2015

	(In thousands, except percentages)
Effective tax rate (1)	(22.6)%	2.6%	20.4%	(25.2)%	(969.2)%	(17.8)%	(87.3)%
Net foreign tax on non-U.S. earnings	$5,165	$5,079	$30,515	$(86)	(1.7)%	$25,436	83.4%
Expense (benefit) of foreign earnings indefinitely reinvested abroad	$1,546	$(12,634)	$(52,428)	$(14,180)	(112.2)%	$(39,794)	(75.9)%
Valuation allowance	$37,043	$20,068	$4,510	$(16,975)	(84.6)%	$(15,558)	(345.0)%
Benefit of foreign tax deduction in the U.S.	$(3,540)	$(2,092)	$—	$1,448	69.2%	$2,092	144.5%
Expense (benefit) from change in tax contingency	$238	$382	$(65)	$144	37.7%	$(447)	(310.4)%
Foreign statutory rate reduction	$240	$(901)	$—	$(1,141)	(126.6)%	$901	79.0%
Benefit from foreign tax credits	$—	$—	$(12,566)	$—	*	$(12,566)	(100.0)%
Impact of goodwill impairment	$1,467	$9,333	$—	$7,866	84.3%	$(9,333)	(118.6)%
_______________

(1)
The effective tax rate for fiscal year 2017 represents income tax expense rate on a pre-tax net loss for the fiscal year. Due to a pre-tax loss for fiscal year 2016, the effective tax rate for fiscal year 2016 represents the income tax benefit rate recorded for the period.

* percentage change too large to be meaningful or not applicable
A portion of our aircraft fleet is owned directly or indirectly by our wholly owned Cayman Island subsidiaries. Our foreign operations combined with our leasing structure provided a material benefit to the effective tax rates for fiscal years 2017, 2016 and 2015. In fiscal year 2017, our unfavorable permanent differences, such as valuation allowances and non-tax deductible goodwill write-off had the effect of increasing our income tax expense and reducing our effective tax rate applied to pre-tax losses. Also, our effective tax rates for fiscal years 2017, 2016 and 2015 benefited from the permanent investment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided.

Fiscal Year 2017 Compared to Fiscal Year 2016
Our effective income tax rate for fiscal year 2017 is (22.6)% representing the income tax expense rate on a pre-tax net loss for the fiscal year, which includes $37.0 million of tax expense for an increase in valuation allowance, a one-time non-cash tax effect from repositioning of certain aircraft from one tax jurisdiction to another related to recent financing transactions resulting in additional income tax expense of $22.5 million, $0.2 million of tax expense due to the revaluation of our deferred taxes as a result of the enactment of a tax rate reduction in the U.K. and Norway and $3.5 million tax benefit due to the deduction of foreign tax in lieu of foreign tax credits.
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
Noncontrolling Interest
Net loss attributable to noncontrolling interest was $6.4 million for fiscal year 2017 compared to a net loss attributable to noncontrolling interest of $4.7 million for fiscal year 2016 primarily due to lower earnings from Eastern Airways during fiscal year 2017 compared to fiscal year 2016. Net income (loss) attributable to noncontrolling interests decreased to net loss attributable to noncontrolling interest of $4.7 million for fiscal year 2016 compared to net income attributable to noncontrolling interest of $4.4 million for fiscal year 2015 due to lower earnings from Eastern Airways during fiscal year 2016 compared to fiscal year 2015, partially offset by the addition of Airnorth in January 2015. See Note 2 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.
Liquidity and Capital Resources
Cash Flows
Operating Activities
Net cash provided by operating activities was $10.7 million, $116.0 million and $253.2 million during fiscal years 2017, 2016 and 2015, respectively. Changes in non-cash working capital generated $18.4 million, $23.0 million and $1.9 million in cash flows during fiscal years 2017, 2016 and 2015, respectively. During fiscal year 2017, we received dividends less than recorded earnings of $4.4 million and during fiscal years 2016 and 2015 we received dividends in excess of recorded earnings of $2.6 million and $9.4 million, respectively. Cash flow from operations decreased in fiscal year 2017 due to the decreased earnings which resulted from the decline in oil and gas activity across all regions and includes $20.9 million in organizational restructuring costs in fiscal year 2017. Cash flow from operations decreased in fiscal year 2016 due to lower earnings which resulted from the decline in oil and gas activity across all regions, $47.1 million of higher rent expense due to additional leased aircraft and includes $27.0 million in organizational restructuring costs in fiscal year 2016.
Investing Activities
Cash flows used in investing activities were $116.3 million, $316.8 million and $203.1 million for fiscal years 2017, 2016 and 2015, respectively. Cash was used primarily for capital expenditures as follows:

	Fiscal Year Ended March 31,
	2017	2016	2015
Number of aircraft delivered:
Medium	5	1	6
Large	—	3	10
SAR aircraft	4	4	5
Total aircraft	9	8	21
Capital expenditures (in thousands):
Aircraft and related equipment	$127,447	$285,530	$476,368
Other	7,663	86,845	125,466
Total capital expenditures	$135,110	$372,375	$601,834

In addition to these capital expenditures, investing cash flows were impacted by the following items during the last three fiscal years:
Fiscal Year 2017 — During fiscal year 2017, we received proceeds of $18.5 million primarily from the sale or disposal of 14 aircraft and certain other equipment.
Fiscal Year 2016 — During fiscal year 2016, we received $30.8 million in proceeds primarily from the sale or disposal of 32 aircraft and certain other equipment (including $13.4 million in insurance recoveries) and $29.2 million from the sale of three aircraft, which we subsequently leased back.
Fiscal Year 2015 — During fiscal year 2015, we received $25.7 million in proceeds from the disposal of 30 aircraft and certain other equipment. Also, we received $8.5 million in insurance recoveries and $380.7 million from the sale of 14 aircraft which we subsequently leased back. Additionally, we sold our 50% interest in HCA for $4.2 million. Cash was used for the acquisition of an 85% interest in Airnorth for $20.3 million, net of cash received.
For further details on Airnorth, see Note 2 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.
Financing Activities
We generated cash from financing activities of $107.5 million and $191.6 million during fiscal years 2017 and 2016, respectively, and used cash in financing activities of $128.3 million during fiscal year 2015.
During fiscal year 2017, we received $300.6 million from borrowings on our Revolving Credit Facility, $200 million from the Lombard debt and $200 million from the Macquarie debt. During fiscal year 2017, we used cash to repay debt of $570.3 million and pay dividends of $9.8 million on our Common Stock.
During fiscal year 2016, we received $580.9 million from borrowings on our Revolving Credit Facility, $200 million from borrowings on our $200 million Term Loan Credit Facility and $127.4 million from borrowings on our $350 million Term Loan. During fiscal year 2016, we used cash to repay debt of $677.0 million, including $115 million of our 3% Convertible Senior Notes, and pay dividends of $38.1 million on our Common Stock.
During fiscal year 2015, we received $453.0 million from borrowings on our Revolving Credit Facility and $5.2 million in proceeds from the issuance of Common Stock upon exercise of stock options. During fiscal year 2015, we used cash to repay debt of $460.3 million, pay dividends of $45.1 million on our Common Stock and repurchase $80.8 million of our Common Stock.
Future Cash Requirements
Debt Obligations
Total debt as of March 31, 2017 was $1.3 billion, of which $131.1 million was classified as current. Our significant debt maturities relate to our Revolving Credit Facility, $200 million Lombard debt, $200 million Macquarie debt, $350 million Term Loan and 6 ¼% Senior Notes. The following table summarizes the maturity year for our significant debt as of March 31, 2017:

Debt	Maturity
Revolving Credit Facility	April 29, 2019
Lombard Debt	December 29, 2023 and January 23, 2024
Macquarie Debt	March 31, 2022
Term Loan	April 29, 2019
6 ¼% Senior Notes	October 15, 2022
See further discussion of outstanding debt as of March 31, 2017 and our debt issuances and our debt redemptions in Note 5 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.
Pension Obligations
As of March 31, 2017, we had recorded on our balance sheet a $61.6 million pension liability related to the Bristow Helicopters Limited and Bristow International Aviation (Guernsey) Limited pension plans. The liability represents the excess of the present value of the defined benefit pension plan liabilities over the fair value of plan assets that existed at that date. The minimum funding rules of the U.K. require the employer to agree to a funding plan with the plans’ trustee (the “Trustee”) for securing that the pension plan has sufficient and appropriate assets to meet its technical provisions liabilities. In addition, where there is a shortfall in assets against this measure, we are required to make scheduled contributions in amounts sufficient to bring the plan up to 100% funded as quickly as can be reasonably afforded. The employer contributions for the main U.K. pension plan for fiscal years 2017, 2016 and 2015 were £12.4 million ($15.5 million), £12.4 million ($17.8 million), and £12.5 million ($18.6 million), respectively. See further discussion of our pension plans in Note 9 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.
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
The following table summarizes our significant contractual obligations and other commercial commitments on an undiscounted basis as of March 31, 2017 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings as of March 31, 2017. Additional details regarding these obligations are provided in Note 5, 6, 7 and 9 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

	Payments Due by Period
		Fiscal Year Ending March 31,
	Total	2018	2019 - 2020	2021 - 2022	2023 and beyond

	(In thousands)
Contractual obligations:
Long-term debt and short-term borrowings:
Principal (1)	$1,293,557	$134,009	$428,834	$186,223	$544,491
Interest (2)	262,217	59,027	96,030	76,536	30,624
Aircraft operating leases (3)	509,428	179,940	260,844	59,257	9,387
Other operating leases (4)	76,817	11,319	18,740	14,390	32,368
Pension obligations (5)	68,289	15,844	31,688	20,757	—
Aircraft purchase obligations (6) (7)	408,268	61,238	159,498	140,860	46,672
Other purchase obligations (8)	55,148	55,148	—	—	—
Total contractual cash obligations	$2,673,724	$516,525	$995,634	$498,023	$663,542
Other commercial commitments:
Letters of credit	$11,959	$11,959	$—	$—	$—
Contingent consideration (9)	3,051	—	3,051	—	—
Total commercial commitments	$15,010	$11,959	$3,051	$—	$—
_______________

(1)	Excludes unamortized discount of $0.2 million on the Term Loan and unamortized debt issuance cost of $11.3 million.

(2)	Interest payments for variable rate interest debt are based on interest rates as of March 31, 2017.

(3)
Represents separate operating leases for aircraft. During fiscal year 2017, we entered into 11 new aircraft operating leases. We have not taken delivery of one of the aircraft for which we signed a lease. The related amounts for that lease are not included in the table above.

(4)	Represents minimum rental payments required under non-operating leases that have initial or remaining non-cancelable lease terms in excess of one year.

(5)
Represents expected funding for pension benefits in future periods. These amounts are undiscounted and are based on the expectation that the U.K. pension plan will be fully funded in approximately five years. As of March 31, 2017, we had recorded on our balance sheet $61.6 million pension liability associated with these obligations. The timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustees.

(6)	Includes $2.9 million for final payments for aircraft delivered during fiscal year 2017 that is included in accounts payable as of March 31, 2017.

(7)	Includes $80.6 million for five aircraft orders that can be cancelled prior to delivery dates. During fiscal year 2017, we made non-refundable deposits of $4.5 million related to these aircraft.

(8)
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

(9)
Includes $3.1 million related to Airnorth as of March 31, 2017. The Airnorth purchase agreement includes a potential earn-out of A$17 million ($13 million) to be paid over four years. During fiscal year 2016, a portion of the first year earn-out payment of A$2 million ($1.5 million) was paid as Airnorth achieved agreed performance targets. The remaining Airnorth earn-out, which is contingent upon both the achievement of agreed performance targets and the continued employment of the selling shareholders, will be included as general and administrative expense in our consolidated statements of operations as earned. The earn-out for Airnorth is remeasured to fair value at each reporting date until the contingency is resolved and any changes in estimated fair value are recorded as accretion expense included in interest expense on our consolidated statements of operations.
Financial Condition and Sources of Liquidity
The following table summarizes our capital structure and sources of liquidity as of March 31, 2017 and 2016 (in thousands):

	March 31,
	2017	2016
Capital structure:
6 ¼% Senior Notes due 2022	$401,535	$401,535
Term Loan	261,907	335,665
Term Loan Credit Facility	45,900	200,000
Revolving Credit Facility	139,100	144,000
Lombard Debt	196,832	—
Macquarie Debt	200,000	—
Airnorth Debt	16,471	19,652
Eastern Airways Debt	15,326	15,643
Other Debt	16,293	24,394
Total debt (1)	1,293,364	1,140,889
Stockholders’ investment	1,294,232	1,509,892
Total capital	$2,587,596	$2,650,781
Liquidity:
Cash	$96,656	$104,310
Undrawn borrowing capacity on Revolving Credit Facility	260,320	255,420
Total liquidity	$356,976	$359,730
Adjusted debt to equity ratio (2)	145.8%	119.3%
_______________

(1)	Total debt excludes unamortized debt issuance costs.

(2)
As of March 31, 2017 and 2016, adjusted debt includes balance sheet debt of $1.3 billion and $1.1 billion, respectively, excluding unamortized debt issuance costs, the net present value of operating leases of $520.0 million and $578.3 million, respectively, letters of credit, bank guarantees and financial guarantees of $12.0 million and $11.7 million, respectively, and the unfunded pension liability of $61.6 million and $70.1 million, respectively. Adjusted debt to equity ratio is a non-GAAP financial measure that management believes provides meaningful supplemental information regarding our financial position.

We manage our liquidity through generation of cash from operations while assessing our funding needs on an ongoing basis. Historically, while we have generated cash from operations, financing cash flows also have been a significant source of liquidity over the past several years. The significant factors that affect our overall liquidity include cash from or used to fund operations, capital expenditure commitments, debt service, pension funding, dividends, adequacy of bank lines of credit and our ability to attract capital on satisfactory terms.
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
We expect that our cash on deposit as of May 19, 2017 of approximately $111.0 million, proceeds from aircraft sales, available borrowing capacity under our Revolving Credit Facility ($218.2 million as of May 19, 2017) and proceeds from the $230 million secured equipment financing described under “Executive Overview — Recent Events — GE Commitment Letter”, as well as any future financings (which may include additional equipment financings and capital market transactions), will be sufficient to satisfy our operating needs, existing capital commitments and other contractual cash obligations, including our debt obligations.

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
We maintain reserves for estimated income tax exposures in jurisdictions of operation. The expenses reported for these taxes, including our annual tax provision, include the effect of reserve provisions and changes to reserves that we consider appropriate, as well as related interest. Tax exposure items primarily include potential challenges to intercompany pricing, disposition transactions and the applicability or rate of various withholding taxes. These exposures are resolved primarily through the settlement of audits within these tax jurisdictions or by judicial means, but can also be affected by changes in applicable tax law or other factors, which could cause us to conclude that a revision of past estimates is appropriate. We believe that an appropriate liability has been established for estimated exposures. However, actual results may differ materially from these estimates. We review these liabilities quarterly. During fiscal years 2017, 2016 and 2015, we had accruals and releases of reserves for estimated tax exposures of $0.2 million, $0.4 million and $0.5 million, respectively. We recognize interest and penalties accrued related to unrecognized tax benefits as a component of our provision for income taxes. As of March 31, 2017 and 2016, we had $1.3 million and $1.1 million, respectively, of unrecognized tax benefits, all of which would have an impact on our effective tax rate, if recognized.
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

Judgment is required in determining whether deferred tax assets will be realized in full or in part. When it is estimated to be more-likely-than-not that all or some portion of specific deferred tax assets, such as foreign tax credit carryovers or net operating loss carry forwards, will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are estimated to not be realizable. As of March 31, 2017, we have established deferred tax assets for foreign taxes we expect to be realizable. Our ability to realize the benefit of our deferred tax assets requires that we achieve certain future earnings levels prior to the expiration of our foreign tax credit carryforwards. In the event that our earnings performance projections or future financial conditions do not indicate that we will be able to benefit from our deferred tax assets, valuation allowances would be established following the “more-likely-than-not” criteria. We periodically evaluate our ability to utilize our deferred tax assets and, in accordance with accounting guidance related to accounting for income taxes, will record any resulting adjustments that may be required to deferred income tax expense in the period for which an existing estimate changes. If our facts or financial results were to change, thereby impacting the likelihood of establishing and then realizing the deferred tax assets, judgment would have to be applied to determine changes to the amount of the valuation allowance in any given period. Such changes could result in either a decrease or an increase in our provision for income taxes, depending on whether the change in judgment resulted in an increase or a decrease to the valuation allowance. We continually evaluate strategies that could allow for the future utilization of our deferred tax assets.
We consider the earnings of certain foreign subsidiaries to be indefinitely invested outside the U.S. on the basis of estimates that future cash generation will be sufficient to meet future U.S. cash needs and specific plans for foreign reinvestment of those earnings. As such, as of March 31, 2017, we have not provided for U.S. deferred taxes on the unremitted earnings of certain foreign subsidiaries that are indefinitely invested abroad of $717.1 million. Should we decide to make distributions from the unremitted earnings of these subsidiaries in the future, additional tax liabilities would arise, offset by any available foreign tax credits. At the current time, a determination of the amount of unrecognized deferred tax liability is not practical.
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
On June 23, 2016, the U.K. voted to leave the European Union (EU). The exact nature, process and timing of the U.K.’s exit from the EU are unknown. This has to date created business uncertainty: The U.K.’s future approach to EU freedom of movement; market volatility; fluctuations in foreign exchange rates; changes to commodity prices; interest rates; and potential changes to existing double tax treaties, all of which may impact us. Although it is too early to quantify the precise impact of the U.K.’s exit from the EU, we will continue to monitor the economic consequences of the referendum.
Property and Equipment
Our net property and equipment represents 72% of our total assets as of March 31, 2017. We determine the carrying value of these assets based on our property and equipment accounting policies, which incorporate our estimates, assumptions, and judgments relative to capitalized costs, useful lives and salvage values of our assets.
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

Asset impairment evaluations for held for use asset groups are based on estimated undiscounted cash flows for the asset group being evaluated. If the sum of the expected future cash flows is less than the carrying amount of the asset group, we would be required to recognize an impairment loss. When determining fair value, we utilize various assumptions, including projections of future cash flows. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts. In such event, we would then be required to record a corresponding charge, which would reduce our earnings. We continue to evaluate our estimates and assumptions and believe that our assumptions, which include an estimate of future cash flows based upon the anticipated performance of the underlying contracts, are appropriate. Impairment evaluations for assets held for sale are based on estimates derived from historical experience with sales, recent transactions involving similar assets, quoted market prices for similar assets and condition and location of aircraft to be sold.
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
The income approach is based on a discounted cash flow model, which utilizes present values of cash flows to estimate fair value. The future cash flows are projected based on our estimates of future rates for our services, utilization, operating costs, capital requirements, growth rates and terminal values. Forecasted rates and utilization take into account current market conditions and our anticipated business outlook. Operating costs are forecasted using a combination of our historical average operating costs and expected future costs, including ongoing cost reduction initiatives. Capital requirements in the discounted cash flow model are based on management’s estimates of future capital costs resulting from expected market demand in future periods. The estimated capital requirements include cash outflows for new aircraft, infrastructure and improvements. A terminal period is used to reflect our estimate of stable, perpetual growth. The future cash flows are discounted using a market-participant risk-adjusted weighted average cost of capital (“WACC”) for each of the reporting units and in total. These assumptions are derived from unobservable inputs and reflect management’s judgments and assumptions.

The market approach is based upon the application of price-to-earnings multiples to management’s estimates of future earnings adjusted for a control premium. Management’s earnings estimates are derived from unobservable inputs that require significant estimates, judgments and assumptions as described in the income approach.
For purposes of the goodwill impairment test, we calculate the reporting units’ estimated fair values as the average of the values calculated under the income approach and the market approach. As of March 31, 2017, we had goodwill related to Airnorth. We performed a qualitative analysis and concluded it is more likely than not that the fair value of Airnorth is not less than the carrying value and, therefore, did not perform a quantitative analysis for Airnorth. Changes in assumptions used in the fair value calculation could result in an estimated reporting unit fair value that is below the carrying value, which may give rise to an impairment of goodwill.
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
Foreign Currency Risk
Through our foreign operations, we are exposed to currency fluctuations and exchange rate risks. The majority of our revenue and expense from our North Sea operations are in British pound sterling. Approximately 34% of our gross revenue for fiscal year 2017 was translated for financial reporting purposes from British pound sterling into U.S. dollars. In addition, some of our contracts to provide services internationally provide for payment in foreign currencies. Our foreign exchange rate risk is even greater when our revenue is denominated in a currency different from the associated costs. We attempt to minimize our foreign exchange rate exposure by contracting the majority of our services other than our North Sea operations in U.S. dollars. During fiscal years 2017, 2016 and 2015, we did not enter into hedging transactions to protect against foreign exchange risks related to our revenue.

Throughout fiscal years 2017, 2016 and 2015, our primary foreign currency exposure has been to the British pound sterling, the euro, the Australian dollar, the Norwegian kroner, and the Nigerian naira. The value of these currencies has fluctuated relative to the U.S. dollar as indicated in the following table:

	Fiscal Years Ended March 31,
	2017	2016	2015
One British pound sterling into U.S. dollars
High	1.48	1.59	1.72
Average	1.31	1.51	1.60
Low	1.21	1.39	1.47
At period-end	1.25	1.44	1.48
One euro into U.S. dollars
High	1.15	1.16	1.39
Average	1.10	1.10	1.25
Low	1.04	1.06	1.05
At period-end	1.07	1.14	1.07
One Australian dollar into U.S. dollars
High	0.78	0.81	0.95
Average	0.75	0.74	0.87
Low	0.72	0.68	0.76
At period-end	0.76	0.77	0.76
One Norwegian kroner into U.S. dollars
High	0.1253	0.1367	0.1698
Average	0.1198	0.1210	0.1507
Low	0.1145	0.1114	0.1203
At period-end	0.1164	0.1209	0.1251
One Nigerian naira into U.S. dollars
High	0.0050	0.0050	0.0063
Average	0.0036	0.0050	0.0059
Low	0.0029	0.0050	0.0049
At period-end	0.0033	0.0050	0.0051
_______________
Source: FactSet and Oanda.com
Our earnings from unconsolidated affiliates, net of losses, are also affected by the impact of changes in foreign currency exchange rates on the reported results of our unconsolidated affiliates. Earnings from unconsolidated affiliates, net of losses, decreased by $3.2 million, $22.4 million and $25.7 million during fiscal years 2017, 2016 and 2015, respectively, as a result of the impact of changes in foreign currency exchange rates on the earnings of our unconsolidated affiliates, primarily the impact of changes in the Brazilian real to U.S. dollar exchange rate on earnings for our affiliate in Brazil. The value of the Brazilian real has fluctuated relative to the U.S. dollar as indicated in the following table:

	Fiscal Years Ended March 31,
	2017	2016	2015
One Brazilian real into U.S. dollars
High	0.3267	0.3437	0.4572
Average	0.3036	0.2816	0.4096
Low	0.2702	0.2378	0.3052
At period-end	0.3150	0.2822	0.3080
_______________
Source: FactSet and Oanda.com

A hypothetical 10% change in the average U.S. dollar exchange rate relative to other currencies would have affected our revenue, operating expense and operating income for fiscal year 2017 as follows:

	British pound sterling	Euro	Australian dollar	Norwegian kroner	Nigerian Naira
Revenue	3.4%	0.1%	1.2%	0.8%	0.1%
Operating expense	2.4%	0.2%	1.2%	0.7%	0.3%
Operating income	(13.7)%	0.9%	0.7%	(1.1)%	3.5%
The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables, including competitive risk. If it were possible to quantify the impact of competitive risk, the results could be different from the sensitivity effects shown above. In addition, all currencies may not uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen.
In the past three fiscal years, our stockholders’ investment has decreased by $124.0 million as a result of translation adjustments. Changes in exchange rates could cause significant changes in our financial position and results of operations in the future.
As a result of the changes in exchange rates, we recorded foreign currency transaction losses of $2.9 million, $4.3 million and $6.5 million during fiscal years 2017, 2016, and 2015, respectively.
We estimate that the fluctuation of these currencies for fiscal year 2017 versus the prior fiscal year had the following effect on our financial condition and results of operations (in thousands):

Revenue	$(80,251)
Operating expense	71,994
Earnings from unconsolidated affiliates, net of losses	19,254
Non-operating expense	1,392
Income before provision for income taxes	12,389
Provision from income taxes	(5,043)
Net income	7,346
Cumulative translation adjustment	(26,947)
Total stockholders’ investment	$(19,601)
A hypothetical 10% decrease in the value of the foreign currencies in which our business is denominated relative to the U.S. dollar as of March 31, 2017 would result in a $39.2 million decrease in the fair value of our net monetary liabilities denominated in currencies other than U.S. dollars.

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
Interest Rate Risk
As of March 31, 2017, we had $1.3 billion of debt outstanding, of which $875.5 million carried a variable rate of interest. The market value of our fixed rate debt fluctuates with changes in interest rates. The fair value of our debt has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on quoted market prices. The carrying and fair value of our long-term debt, including the current portion and excluding unamortized debt issuance costs, are as follows (in thousands):

	March 31,
	2017		2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
6 ¼% Senior Notes	$401,535	$323,236	$401,535	$277,059
Term Loan	261,907	261,907	335,665	335,665
Term Loan Credit Facility	45,900	45,900	200,000	200,000
Revolving Credit Facility	139,100	139,100	144,000	144,000
Lombard Debt	196,832	196,832	—	—
Macquarie Debt	200,000	200,000	—	—
Airnorth Debt	16,471	16,471	19,652	19,652
Eastern Airways Debt	15,326	15,326	15,643	15,643
Other debt	16,293	16,293	24,394	24,394
	$1,293,364	$1,215,065	$1,140,889	$1,016,413
If prevailing market interest rates had been 1% higher as of March 31, 2017, and all other factors affecting our debt remained the same, the fair value of the 6 ¼% Senior Notes would have decreased by $13.9 million or 4.3%, respectively. Under comparable sensitivity analysis as of March 31, 2016, the fair value of the 6 ¼% Senior Notes would have decreased by $13.1 million or 4.7%, respectively.

Item 8. Consolidated Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Bristow Group Inc.:
We have audited the accompanying consolidated balance sheets of Bristow Group Inc. and subsidiaries as of March 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ investment and redeemable noncontrolling interests for each of the years in the three-year period ended March 31, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bristow Group Inc. and subsidiaries as of March 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bristow Group Inc.’s internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 23, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Houston, Texas
May 23, 2017

BRISTOW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
	2017	2016	2015

	(In thousands, except per share amounts)
Gross revenue:
Operating revenue from non-affiliates	$1,276,374	$1,550,638	$1,639,263
Operating revenue from affiliates	71,476	78,909	87,724
Reimbursable revenue from non-affiliates	52,652	85,966	131,682
	1,400,502	1,715,513	1,858,669

Operating expense:
Direct cost	1,103,984	1,227,541	1,174,991
Reimbursable expense	50,313	81,824	124,566
Depreciation and amortization	118,748	136,812	114,293
General and administrative	195,367	224,645	254,158
	1,468,412	1,670,822	1,668,008

Loss on impairment	(16,278)	(55,104)	(7,167)
Loss on disposal of assets	(14,499)	(30,693)	(35,849)
Earnings from unconsolidated affiliates, net of losses	6,945	261	(1,771)

Operating income (loss)	(91,742)	(40,845)	145,874

Interest expense, net	(49,919)	(34,128)	(29,354)
Other income (expense), net	(2,641)	(4,258)	(5,047)
Income (loss) before provision for income taxes	(144,302)	(79,231)	111,473
Benefit (provision) for income taxes	(32,588)	2,082	(22,766)
Net income (loss)	(176,890)	(77,149)	88,707
Net (income) loss attributable to noncontrolling interests	6,354	4,707	(4,407)
Net income (loss) attributable to Bristow Group	(170,536)	(72,442)	84,300
Accretion of redeemable noncontrolling interests	—	(1,498)	—
Net income (loss) attributable to common stockholders	$(170,536)	$(73,940)	$84,300

Earnings (loss) per common share:
Basic	$(4.87)	$(2.12)	$2.40
Diluted	$(4.87)	$(2.12)	$2.37

Cash dividends declared per common share	$0.28	$1.09	$1.28
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Year Ended March 31,
	2017	2016	2015

	(In thousands)
Net income (loss)	$(176,890)	$(77,149)	$88,707
Other comprehensive loss:
Currency translation adjustments	(21,636)	(21,604)	(71,617)
Pension liability adjustment, net of tax provision of $4.0 million, $4.4 million and $10.6 million, respectively	(11,511)	705	(36,978)
Total comprehensive loss	(210,037)	(98,048)	(19,888)

Net (income) loss attributable to noncontrolling interests	6,354	4,707	(4,407)
Currency translation adjustments attributable to noncontrolling interests	(5,311)	1,409	(5,228)
Total comprehensive (income) loss attributable to noncontrolling interests	1,043	6,116	(9,635)
Total comprehensive loss attributable to Bristow Group	(208,994)	(91,932)	(29,523)
Accretion of redeemable noncontrolling interests	—	(1,498)	—
Total comprehensive loss attributable to common stockholders	$(208,994)	$(93,430)	$(29,523)
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2017	2016

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$96,656	$104,310
Accounts receivable from non-affiliates	198,129	243,425
Accounts receivable from affiliates	8,786	5,892
Inventories	124,911	142,503
Assets held for sale	38,246	43,783
Prepaid expenses and other current assets	41,143	53,183
Total current assets	507,871	593,096
Investment in unconsolidated affiliates	210,162	194,952
Property and equipment – at cost:
Land and buildings	231,448	253,098
Aircraft and equipment	2,622,701	2,570,577
	2,854,149	2,823,675
Less – Accumulated depreciation and amortization	(599,785)	(540,423)
	2,254,364	2,283,252
Goodwill	19,798	29,990
Other assets	121,652	161,655
Total assets	$3,113,847	$3,262,945
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$98,215	$96,966
Accrued wages, benefits and related taxes	59,077	59,431
Income taxes payable	15,145	27,400
Other accrued taxes	9,611	7,995
Deferred revenue	19,911	24,206
Accrued maintenance and repairs	22,914	22,196
Accrued interest	12,909	11,985
Other accrued liabilities	46,679	48,392
Deferred taxes	830	1,881
Short-term borrowings and current maturities of long-term debt	131,063	60,394
Contingent consideration	—	29,522
Total current liabilities	416,354	390,368
Long-term debt, less current maturities	1,150,956	1,071,578
Accrued pension liabilities	61,647	70,107
Other liabilities and deferred credits	28,899	33,273
Deferred taxes	154,873	172,254
Commitments and contingencies (Note 7)
Redeemable noncontrolling interest	6,886	15,473
Stockholders’ investment:
Common stock, $.01 par value, authorized 90,000,000; outstanding: 35,213,991 and 34,976,743 shares (exclusive of 1,291,441 treasury shares)	379	377
Additional paid-in capital	809,995	801,173
Retained earnings	991,906	1,172,273
Accumulated other comprehensive loss	(328,277)	(289,819)
Treasury shares, at cost (2,756,419 shares)	(184,796)	(184,796)
Total Bristow Group stockholders’ investment	1,289,207	1,499,208
Noncontrolling interests	5,025	10,684
Total stockholders’ investment	1,294,232	1,509,892
Total liabilities, redeemable noncontrolling interests and stockholders’ investment	$3,113,847	$3,262,945
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2017	2016	2015

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(176,890)	$(77,149)	$88,707
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	118,748	136,812	114,293
Deferred income taxes	15,720	(51,643)	(7,457)
Write-off of deferred financing fees	923	—	660
Discount amortization on long-term debt	1,606	1,000	4,323
Loss on disposal of assets	14,499	30,693	35,849
Gain on sale of unconsolidated affiliates	—	—	(3,921)
Loss on impairment	16,278	55,104	7,167
Extinguishment of debt	—	—	2,591
Stock-based compensation	12,352	21,181	16,353
Equity in earnings from unconsolidated affiliates less than (in excess of) dividends received	(4,438)	2,619	9,418
Tax benefit related to stock-based compensation	—	—	(1,550)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	23,759	46,608	24,112
Inventories	(1,958)	(3,380)	(21,478)
Prepaid expenses and other assets	1,267	493	(25,485)
Accounts payable	15,052	13,316	(4,665)
Accrued liabilities	(19,713)	(34,035)	29,461
Other liabilities and deferred credits	(6,503)	(25,593)	(15,152)
Net cash provided by operating activities	10,702	116,026	253,226
Cash flows from investing activities:
Capital expenditures	(135,110)	(372,375)	(601,834)
Acquisitions, net of cash received	—	—	(20,303)
Proceeds from sale of unconsolidated affiliates	—	—	4,185
Proceeds from asset dispositions	18,471	60,035	414,859
Investment in unconsolidated affiliate	—	(4,410)	—
Deposit received on aircraft held for sale	290	—	—
Net cash used in investing activities	(116,349)	(316,750)	(203,093)
Cash flows from financing activities:
Proceeds from borrowings	708,267	928,802	454,393
Payment of contingent consideration	(10,000)	(9,453)	—
Debt issuance costs	(8,010)	(5,139)	—
Repayment of debt and debt redemption premiums	(570,328)	(677,003)	(460,274)
Partial prepayment of put/call obligation	(49)	(55)	(59)
Acquisition of noncontrolling interests	—	(7,309)	(3,170)
Dividends paid to noncontrolling interest	(2,533)	(153)	—
Repurchase of common stock	—	—	(80,831)
Common stock dividends paid	(9,831)	(38,076)	(45,078)
Issuance of common stock	—	—	5,172
Tax benefit related to stock-based compensation	—	—	1,550
Net cash provided by (used in) financing activities	107,516	191,614	(128,297)
Effect of exchange rate changes on cash and cash equivalents	(9,523)	9,274	(22,031)
Net increase (decrease) in cash and cash equivalents	(7,654)	164	(100,195)
Cash and cash equivalents at beginning of period	104,310	104,146	204,341
Cash and cash equivalents at end of period	$96,656	$104,310	$104,146
Supplemental disclosure of non-cash investing activities:
Deferred sale leaseback advance	$—	$18,285	$69,680
Completion of deferred sale leaseback	$—	$(74,480)	$(183,688)
Aircraft sold for future spare parts and maintenance	$—	$1,228	$13,417
Aircraft purchased with short-term borrowings	$—	$24,394	$—
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT AND REDEEMABLE NONCONTROLLING INTERESTS
(In thousands, except share amounts)

		Total Bristow Group Stockholders’ Investment
	Redeemable Noncontrolling Interests	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Investment
March 31, 2014	$22,283	$373	35,708,469	$762,813	$1,245,220	$(156,506)	$(103,965)	$8,651	$1,756,586
Issuance of common stock	—	3	290,754	22,194	—	—	—	—	22,197
Correction of historical shares outstanding	—	—	91	—	—	—	—	—	—
Acquisition of noncontrolling interest	3,427	—	—	(3,170)	—	—	—	—	(3,170)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	(59)	(59)
Repurchases of common stock	—	—	(1,160,940)	—	—	—	(80,831)	—	(80,831)
Common stock dividends ($1.28 per share)	—	—	—	—	(45,078)	—	—	—	(45,078)
Currency translation adjustments	(2,837)	—	—	—	—	—	—	(2,392)	(2,392)
Net income	3,350	—	—	—	84,300	—	—	1,056	85,356
Other comprehensive loss	—	—	—	—	—	(113,823)	—	—	(113,823)
March 31, 2015	26,223	376	34,838,374	781,837	1,284,442	(270,329)	(184,796)	7,256	1,618,786
Issuance of common stock	—	1	138,369	18,784	—	—	—	—	18,785
Acquisition of noncontrolling interests	(5,467)	—	—	552	—	—	—	—	552
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	(55)	(55)
Dividends paid to noncontrolling interest	—	—	—	—	(153)	—	—	—	(153)
Common stock dividends ($1.09 per share)	—	—	—	—	(38,076)	—	—	—	(38,076)
Currency translation adjustments	(1,070)	—	—	—	—	—	—	2,479	2,479
Net loss	(5,711)	—	—	—	(72,442)	—	—	1,004	(71,438)
Accretion of noncontrolling interests	1,498	—	—	—	(1,498)	—	—	—	(1,498)
Other comprehensive loss	—	—	—	—	—	(19,490)	—	—	(19,490)
March 31, 2016	15,473	377	34,976,743	801,173	1,172,273	(289,819)	(184,796)	10,684	1,509,892
Issuance of common stock	—	2	237,248	8,822	—	—	—	—	8,824
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	(49)	(49)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(2,533)	(2,533)
Common stock dividends ($0.28 per share)	—	—	—	—	(9,831)	—	—	—	(9,831)
Currency translation adjustments	(1,739)	—	—	—	—	—	—	(3,572)	(3,572)
Net loss	(6,848)	—	—	—	(170,536)	—	—	495	(170,041)
Other comprehensive loss	—	—	—	—	—	(38,458)	—	—	(38,458)
March 31, 2017	$6,886	$379	35,213,991	$809,995	$991,906	$(328,277)	$(184,796)	$5,025	$1,294,232

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Operations
Bristow Group Inc., a Delaware corporation (together with its consolidated entities, unless the context requires otherwise, “Bristow Group”, the “Company”, “we”, “us”, or “our”), is the leading provider of industrial aviation services to the worldwide offshore energy industry based on the number of aircraft operated. With a fleet of 459 aircraft as of March 31, 2017, including 111 held by unconsolidated affiliates, we and our affiliates conduct major transportation operations in the North Sea, Nigeria and the U.S. Gulf of Mexico, and in most of the other major offshore energy producing regions of the world, including Australia, Brazil, Canada, Russia and Trinidad. We and our affiliates also provide private sector search and rescue (“SAR”) services in Australia, Canada, Nigeria, Norway, Russia, Trinidad and the United States, and public sector SAR services in the U.K. on behalf of the Maritime & Coastguard Agency. Certain of our affiliates also provide regional fixed wing scheduled and charter services in the U.K., Nigeria and Australia, helicopter military training and helicopter flight training.
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
Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ended March 31, 2017 is referred to as fiscal year 2017.
Certain reclassifications of prior period information have been made to conform to the presentation of the current period information as a result of an adoption of a required accounting standard. In the prior period financial statements, we had included unamortized debt issuance costs in other assets. Current period presentation has reclassified certain of these unamortized debt issuance costs as direct deductions of our debt balances on our consolidated balance sheets. These reclassifications had no effect on net income (loss) or cash flows provided by operating activities as previously reported.
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
The following table is a rollforward of the allowance for doubtful accounts from non-affiliates (in thousands):

	Fiscal Year Ended March 31,
	2017	2016	2015
Balance – beginning of fiscal year	$5,562	$859	$5,074
Additional allowances	575	6,638	1,050
Write-offs and collections	(1,639)	(1,935)	(5,265)
Balance – end of fiscal year	$4,498	$5,562	$859
During fiscal year 2016, the allowance for doubtful accounts for non-affiliates was increased primarily for amounts due from two clients in Nigeria and one client in Australia for which we no longer believed collection was probable.
During fiscal year 2015, an allowance previously recorded for a client that filed for bankruptcy was reversed as we settled outstanding matters related to ongoing bankruptcy proceedings, which resulted in a $4.4 million reduction in bad debt expense, included within direct cost on our consolidated statements of operations. The remaining amount of $0.5 million related to this client was written off as no further settlement is expected.
As of March 31, 2017 and 2016, there were no allowances for doubtful accounts related to accounts receivable due from affiliates.
Inventories — Inventories are stated at the lower of average cost or net realizable value and consist primarily of spare parts. The following table is a rollforward of the allowance related to dormant, obsolete and excess inventory (in thousands):

	Fiscal Year Ended March 31,
	2017	2016	2015
Balance – beginning of fiscal year	$27,763	$45,414	$47,298
Impairment of inventories	7,572	5,439	7,167
Additional allowances	1,617	192	4,867
Inventory disposed and scrapped	(14,635)	(22,428)	(10,125)
Foreign currency effects	(803)	(854)	(3,793)
Balance – end of fiscal year	$21,514	$27,763	$45,414
During fiscal years 2017, 2016 and 2015, we increased our inventory allowance by $1.6 million, $0.2 million and $4.9 million, respectively, as a result of our periodic assessment of inventory that was dormant, obsolete or excess within our operational fleet of aircraft.
During fiscal years 2017, 2016 and 2015, we recorded impairment charges of $7.6 million, $5.4 million and $7.2 million, respectively, to write-down certain spare parts within inventories to market value. These impairment charges resulted from the identification of $56.4 million, $19.4 million and $19.1 million, respectively, of inventory that was dormant, obsolete or excess based on a review of our future inventory needs related to changes to our fleet strategy and plans. The impairment charges in fiscal year 2017 were recorded primarily due to a change in estimate of consumption of inventory and the continued decline in the secondary market for inventory resulting from our decision to cease operation of certain older model aircraft within our fleet in fiscal year 2018. The impairment charges in fiscal years 2016 and 2015 related primarily to spare parts held for a large aircraft model where we decided to accelerate removal from our fleet by the end of fiscal year 2016. As we had intended to operate these model types longer in certain markets, we identified excess inventory that would not be used on our aircraft and therefore needed to be sold or otherwise disposed of. These impairment charges are included in loss on impairment on the consolidated statements of operations.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prepaid Expenses and Other Current Assets — As of March 31, 2017 prepaid expenses and other current assets included the short-term portion of contract acquisition and pre-operating costs totaling $9.7 million related to SAR contracts in the U.K. and two client contracts in Norway. As of March 31, 2016, prepaid expenses and other current assets included the short-term portion of contract acquisition and pre-operating costs totaling $12.1 million related to SAR contracts in the U.K. and Australia and a client contract in Norway. These contract acquisition and pre-operating costs are recoverable under the contracts and will be expensed over the terms of the contracts. During fiscal year 2017 and 2016, we expensed $16.9 million and $10.0 million, respectively, due to the start-up of some of these contracts and cancellation of the contract in Australia.
Property and Equipment — Property and equipment are stated at cost. Property and equipment includes construction in progress, primarily consisting of progress payments on aircraft purchases and facility construction, of $199.3 million and $307.4 million as of March 31, 2017 and 2016, respectively. Interest costs applicable to the construction of qualifying assets are capitalized as a component of the cost of such assets.
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
Goodwill of $19.8 million and $30.0 million as of March 31, 2017 and 2016, respectively, related to our reporting units were as follows (in thousands):

	Europe Caspian	Asia Pacific	Africa	Corporate and other	Total
March 31, 2015	$35,701	$23,791	$5,946	$10,190	$75,628
Purchase price adjustments to previously acquired goodwill (1)	(170)	(3,991)	—	—	(4,161)
Foreign currency translation	(328)	164	233	33	102
Impairments	(25,177)	—	(6,179)	(10,223)	(41,579)
March 31, 2016	10,026	19,964	—	—	29,990
Foreign currency translation	(1,320)	(166)	—	—	(1,486)
Impairments	(8,706)	—	—	—	(8,706)
March 31, 2017	$—	$19,798	$—	$—	$19,798

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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated goodwill impairment of $50.9 million and $42.2 million as of March 31, 2017 and 2016, respectively, related to our reporting units were as follows (in thousands):

	Europe Caspian	Africa	Corporate and other	Americas	Total
March 31, 2015	$—	$—	$—	$(576)	$(576)
Impairments	(25,177)	(6,179)	(10,223)	—	(41,579)
March 31, 2016	(25,177)	(6,179)	(10,223)	(576)	(42,155)
Impairments	(8,706)	—	—	—	(8,706)
March 31, 2017	$(33,883)	$(6,179)	$(10,223)	$(576)	$(50,861)
For further discussion of impairment of goodwill, see Loss on Impairment below.
Other Intangible Assets — Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values. Intangible assets by type were as follows (in thousands):

	Client contracts	Client relationships	Trade name and trademarks	Internally developed software	Licenses	Total

	Gross Carrying Amount
March 31, 2015	$8,165	$13,056	$5,148	$1,179	$758	$28,306
Foreign currency translation	5	(277)	(140)	(30)	(6)	(448)
March 31, 2016	8,170	12,779	5,008	1,149	752	27,858
Foreign currency translation	(1)	(27)	(525)	(87)	(6)	(646)
March 31, 2017	$8,169	$12,752	$4,483	$1,062	$746	$27,212

	Accumulated Amortization
March 31, 2015	$(7,399)	$(1,583)	$(323)	$(244)	$(542)	$(10,091)
Impairments	—	(8,086)	—	—	—	(8,086)
Amortization expense	(663)	(931)	(313)	(236)	(59)	(2,202)
March 31, 2016	(8,062)	(10,600)	(636)	(480)	(601)	(20,379)
Amortization expense	(93)	(471)	(272)	(205)	(56)	(1,097)
March 31, 2017	$(8,155)	$(11,071)	$(908)	$(685)	$(657)	$(21,476)

Weighted average remaining contractual life, in years	0.2	4.6	13.1	1.8	1.6	5.8
Future amortization expense of intangible assets for each of the years ending March 31 are as follows (in thousands):

2018	$837
2019	715
2020	442
2021	442
2022	442
Thereafter	2,858
$5,736
The Bristow Norway and Eastern Airways acquisitions, completed in October 2008 and February 2014, respectively, included in our Europe Caspian region, resulted in intangible assets for client contracts, client relationships, trade names and trademarks, internally developed software and licenses. The Airnorth acquisition completed in January 2015, included in our Asia Pacific region, resulted in intangible assets for client contracts, client relationships and trade name and trademarks. During fiscal year 2017, we tested the remaining intangible assets for Eastern Airways for trade name and trademarks and internally developed software. We determined that the fair value was above carrying value and therefore no impairment was required. For further details on the Airnorth acquisition, see Note 2. For discussion of impairment of long-lived assets, including purchased intangibles subject to amortization, see Loss on Impairment below.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Assets — In addition to the intangible assets discussed above, other assets primarily include deferred tax assets of $34.8 million as of March 31, 2017 and the long-term portion of contract acquisition and pre-operating costs totaling $51.1 million as of March 31, 2017 related to SAR contracts in the U.K. and two client contracts in Norway, which are recoverable under the contracts and will be expensed over the life of the contracts. As of March 31, 2016, other assets primarily include deferred tax assets of $68.0 million and the long-term portion of contract acquisition and pre-operating costs totaling $55.1 million related to SAR contracts in the U.K. and a client contract in Norway, which are recoverable under the contracts and will be expensed over the life of the contracts.
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
Loss on Impairment
Loss on impairment includes goodwill impairment charges of $8.7 million and $41.6 million for fiscal years 2017 and 2016, respectively, and intangible asset impairment charges of $8.1 million for fiscal year 2016, and inventory impairment charges of $7.6 million, $5.4 million and $7.2 million for fiscal years 2017, 2016 and 2015, respectively. For details on our analysis of impairment of goodwill, other long-lived assets and investments in unconsolidated affiliates, see discussion below. For further details on inventory impairments, see Inventories discussed above.
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
During the three months ended December 31, 2016, we noted an overall reduction in expected operating results for Eastern Airways within our Europe Caspian region from the continued downturn in the oil and gas market and performed an interim impairment test of goodwill for Eastern Airways. Based on this factor, we concluded that the fair value of our goodwill could have fallen below its carrying value and that an interim period analysis of goodwill was required.
We performed the interim impairment test of goodwill for Eastern Airways as of December 31, 2016, noting that the estimated fair value of Eastern Airways was below its carrying value, resulting in an impairment of all of the remaining goodwill related to Eastern Airways and a loss of $8.7 million reflected in loss on impairment in our statement of operations for the three and nine months ended December 31, 2016. The only remaining goodwill recorded as of March 31, 2017 relates to Airnorth within our Asia Pacific region. We did not have any triggering events to test Airnorth for impairment during fiscal year 2017.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three months ended September 30, 2015, we noted rapid and significant declines in the market value of our Common Stock and an overall reduction in expected operating results which resulted from the downturn in the oil and gas industry due to reduced crude oil prices. The impact on our results was reflected in an increase in the number of idle aircraft and reduction in forecasted results across our global oil and gas helicopter operations, and was reflected in reduced operating revenue for our business for the three months ended September 30, 2015, when excluding growth from the U.K. SAR contract and the addition of Airnorth. The reduction in demand for aircraft in the offshore energy market led to further impairment of older model aircraft. Based on these factors, we concluded that the fair value of our goodwill could have fallen below its carrying value and that an interim period analysis of goodwill was required.
We performed our analysis of goodwill for the following reporting units as of September 30, 2015, with goodwill as reflected below prior to any impairment recorded:
•Bristow Norway, within our Europe Caspian region, which included $12.1 million of goodwill;
•Eastern Airways, within our Europe Caspian region, which included $24.6 million of goodwill;
•Airnorth, within our Asia Pacific region, which included $21.9 million of goodwill.
•Our Africa region, which included $5.9 million of goodwill; and
•Bristow Academy, within Corporate and other, which included $10.2 million of goodwill.
We performed the interim impairment test of goodwill across the reporting units discussed above, noting that the estimated fair values of the Africa region, Eastern Airways and Airnorth exceeded the carrying values. The estimated fair values of Bristow Academy and Bristow Norway were below their carrying values, resulting in an impairment of all of the goodwill for those reporting units of $22.3 million reflected in loss on impairment in our statement of operations for the three months ended September 30, 2015. We updated the impairment analysis as of March 31, 2016 for the Africa region, Eastern Airways and Airnorth. The estimated fair value of Airnorth exceeded the carrying value. The estimated fair value of the Africa region and Eastern Airways was below the carrying value, resulting in an impairment of all of the goodwill for Africa of $6.2 million and a portion of the goodwill for Eastern Airways of $13.1 million reflected in our loss on impairment in our statement of operations for the three months ended March 31, 2016.
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
The income approach was based on a discounted cash flow model, which utilized present values of cash flows to estimate fair value. The future cash flows were projected based on our estimates of future rates for our services, utilization, operating costs, capital requirements, growth rates and terminal values. Forecasted rates and utilization take into account current market conditions and our anticipated business outlook, both of which have been impacted by the adverse changes in the offshore energy business environment from the current downturn. Operating costs were forecasted using a combination of our historical average operating costs and expected future costs, including ongoing cost reduction initiatives. Capital requirements in the discounted cash flow model were based on management’s estimates of future capital costs resulting from expected market demand in future periods. The estimated capital requirements included cash outflows for new aircraft, infrastructure and improvements. A terminal period was used to reflect our estimate of stable, perpetual growth. The future cash flows were discounted using a market-participant risk-adjusted weighted average cost of capital for each of the reporting units individually and in the aggregate. These assumptions were derived from unobservable inputs and reflect management’s judgments and assumptions.
The market approach was based upon the application of price-to-earnings multiples to management’s estimates of future earnings adjusted for a control premium. Management’s earnings estimates were derived from unobservable inputs that require significant estimates, judgments and assumptions as described in the income approach.
For purposes of the goodwill impairment test, we calculated the reporting units’ estimated fair value as the average of the values calculated under the income approach and the market approach.
During fiscal year 2016, we evaluated the estimated fair value of our reporting units compared to our market capitalization. The aggregate fair values of our reporting units exceeded our market capitalization, and we believe the resulting implied control premium was reasonable based on recent market transactions within our industry or other relevant benchmark data. During fiscal year 2017, this calculation was not performed because the reporting unit with goodwill did not represent a significant portion of our business.

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
•sustained declines in our Common Stock price;
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
Property and Equipment, and Purchased Intangibles Subject to Amortization — Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset group to be held and used exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets held for sale are classified as current assets on our consolidated balance sheets and recorded at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. We recorded impairment charges of $12.5 million, $29.6 million and $36.1 million included in loss on disposal of assets to reduce the carrying value of aircraft held for sale in fiscal years 2017, 2016 and 2015, respectively. Additionally, we recorded impairment of our purchased intangibles for Eastern Airways of $8.1 million included in loss on impairment related to our client relationships in fiscal year 2016.
Changes in our forecasted cash flows during the three months ended December 31, 2016 triggered a review of our oil and gas related property and equipment and Eastern Airways property and equipment for potential impairment. In accordance with Accounting Standard Codification 360-10-35, we estimate future undiscounted cash flows to test the recoverability of our property and equipment, which largely consists of our held for use aircraft. The determination of estimated future undiscounted cash flows required us to use significant unobservable inputs including assumptions related to projected demand for services and rates. We determined that the estimated future undiscounted cash flows were above the carrying value for our oil and gas related property and equipment and Eastern Airways’ property and equipment as of December 31, 2016 and no impairment was recorded on these assets. Future declines in operating performance or anticipated business outlook may reduce our estimated future undiscounted cash flows and result in impairment of our oil and gas related property and equipment or Eastern Airways property and equipment. We did not have any triggering events to test property and equipment or intangibles for impairment for the three months ended March 31, 2017.
Investments in Unconsolidated Affiliates — We perform regular reviews of each investee’s financial condition, the business outlook for its products and services, and its present and projected results and cash flows. When an investee has experienced consistent declines in financial performance or difficulties raising capital to continue operations, and when we expect the decline to be other-than-temporary, the investment is written down to fair value. Actual results may vary from estimates due to the uncertainty regarding the projected financial performance of investees, the severity and expected duration of declines in value, and the available liquidity in the capital markets to support the continuing operations of the investees in which we have investments. We did not recognize any impairment charges related to our investments in unconsolidated affiliates in fiscal years 2017, 2016 and 2015.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Sale Leaseback Advance — During fiscal year 2014, we received payment of approximately $106.1 million for progress payments we had made on seven aircraft under construction, and we assigned any future payments due on these construction agreements to the purchaser. As we had the obligation and intent to lease the aircraft back from the purchaser upon completion, we recorded a liability equal to the cash received and additional payments made by the purchaser totaling $147.4 million, with a corresponding increase to construction in progress. During fiscal year 2015, we took delivery and entered into leases for five of the aircraft and removed a total of $183.7 million and $182.6 million from construction in progress and deferred sale leaseback advance, respectively, on our consolidated balance sheet. During fiscal year 2016, we took delivery and entered into leases for the remaining two aircraft and removed a total of $75.8 million and $74.3 million from construction in progress and deferred sale leaseback advance, respectively, on our consolidated balance sheet. As of March 31, 2016, the construction in progress and deferred sale leaseback advance liability related to these deferred sale leaseback transactions were removed from our consolidated balance sheet.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
As a result of changes in exchange rates, we recorded foreign currency transaction losses of approximately $2.9 million, $4.3 million and $6.5 million during fiscal years 2017, 2016 and 2015, respectively. Our earnings from unconsolidated affiliates, net of losses, are also affected by the impact of changes in foreign currency exchange rates on the reported results of our unconsolidated affiliates. During fiscal years 2017, 2016 and 2015, earnings from unconsolidated affiliates, net of losses, decreased by $3.2 million, $22.4 million and $25.7 million, respectively, as a result of the impact of changes in foreign currency exchange rates on the earnings of our unconsolidated affiliates, primarily the impact of changes in the Brazilian real to U.S. dollar exchange rate on earnings for our affiliate in Brazil. See further discussion of foreign exchange risks and controls under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” included elsewhere in this Annual Report.
Incentive Compensation — See Note 9 for a discussion of our accounting for incentive compensation arrangements.
Interest Income (Expense), Net — During fiscal years 2017, 2016 and 2015 interest expense, net consisted of the following (in thousands):

	Fiscal Year Ended
	2017	2016	2015
Interest income	$943	$1,058	$956
Interest expense	(50,862)	(35,186)	(30,310)
Interest expense, net	$(49,919)	$(34,128)	$(29,354)
Other Income (Expense), Net — The amounts for fiscal years 2017, 2016 and 2015 include the foreign currency transaction gains and losses described under “Foreign Currency” above. Other income (expense), net in fiscal year 2015 also includes a pre-tax gain on the sale of an unconsolidated affiliate of $3.9 million. Additionally, other income (expense), net for fiscal year 2015 includes $2.6 million related to premium paid for the repurchase of a portion of the 6¼% Senior Notes due 2022 (the “6¼% Senior Notes”). See further discussion in Note 5. Other income (expense), net in fiscal years 2017 and 2016 did not include any other significant items.
Accretion of Redeemable Noncontrolling Interests — Accretion of redeemable noncontrolling interests of $1.5 million for fiscal year 2016 related to put arrangements whereby the noncontrolling interest holders may require us to redeem the remaining shares of Airnorth (prior to repurchasing the remaining 15% of the outstanding shares in November 2015 discussed below) and Eastern Airways at a formula-based amount that is not considered fair value (the “redemption amount”). No accretion of redeemable noncontrolling interests was recorded in fiscal years 2017 and 2015. Redeemable noncontrolling interest is adjusted each period for comprehensive income, dividends attributable to the noncontrolling interest and changes in ownership interest, if any, such that the noncontrolling interest represents the proportionate share of Airnorth’s and Eastern Airways’ equity (the “carrying value”). Additionally, at each period end we are required to compare the redemption amount to the carrying value of the redeemable

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

noncontrolling interest and record the redeemable noncontrolling interest at the higher of the two amounts, with a corresponding charge or credit directly to retained earnings. While this charge or credit does not impact net income (loss), it does result in a reduction or increase of income (loss) available to common shareholders in the calculation of diluted earnings (loss) per share (see Note 10). In November 2015, we purchased the remaining 15% of the outstanding shares of Airnorth for A$7.3 million ($5.3 million) resulting in a reduction of $5.5 million to redeemable noncontrolling interests and an increase of $2.6 million to additional paid-in capital on our consolidated balance sheet.
Recent Accounting Pronouncements
We consider the applicability and impact of all accounting standard updates (“ASUs”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued accounting guidance on revenue recognition for revenue from contracts with customers. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance when it becomes effective. This new standard is effective for annual reporting periods beginning after December 15, 2016. However, in July 2015, the FASB approved the deferral of the effective date of the revenue recognition standard permitting public entities to apply the new revenue standard to annual reporting periods beginning after December 15, 2017. Early application is permitted, but not before the original effective date of December 15, 2016. The standard is required to be adopted using either the full retrospective approach, with all prior periods presented adjusted, or the modified retrospective approach, with a cumulative adjustment to retained earnings on the balance sheet. We have not adopted this standard yet but expect to adopt the new revenue standard using the modified retrospective transition method. We are continuing to evaluate the effect this accounting guidance will have on our related disclosures and are still assessing the differences between the new revenue standard and current accounting practices.
In August 2014, the FASB issued accounting guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within a year of the date the financial statements are issued. The standard applies to all entities and is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. We adopted this accounting guidance effective March 31, 2017 and performed an annual assessment of our ability to continue as a going concern within a year of the date these financial statements were issued.
In February 2015, the FASB issued accounting guidance which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The guidance amends the criteria for determining which entities are considered VIEs and amends the criteria for determining if a service provider possesses a variable interest in a VIE. This accounting guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2015. A reporting entity may apply the amendments using a modified retrospective approach or a full retrospective application. We adopted this accounting guidance effective April 1, 2016 and there is no material effect on our consolidated financial statements and related disclosures.
In April 2015, the FASB issued accounting guidance relating to the presentation of debt issuance costs. The intent is to simplify the presentation of debt issuance costs by requiring entities to record debt issuance costs on the balance sheet as a direct deduction from the carrying amount of the related debt liability, similar to debt discounts or premiums. In August 2015, the FASB issued additional guidance to allow issuers to continue to recognize debt issuance costs related to line-of-credit arrangements as an asset and amortize that asset over the term of the credit agreement regardless of whether a balance is outstanding. These pronouncements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. We adopted this accounting guidance effective April 1, 2016. As a result of the adoption, we presented $8.9 million of unamortized debt issuance costs that were previously included in other assets in our consolidated balance sheet as of March 31, 2016 as direct deductions from the carrying amount of the related debt.
In November 2015, the FASB issued accounting guidance that changed how deferred taxes are classified on an entity’s balance sheet. The guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and early adoption is permitted. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively. If applied prospectively, entities are required to include a statement that prior periods were not retrospectively adjusted. If applied retrospectively, entities are also required to include quantitative information about the effects of the change on prior periods. We have not yet adopted this accounting guidance or determined the method of adoption but the adoption of this guidance would reduce current assets and current liabilities and increase long-term assets and

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

long-term liabilities by such amounts. As of March 31, 2017, we had $0.1 million in current deferred taxes and $0.8 million in current deferred liabilities that would be reclassified to long-term upon adoption of this accounting guidance.
In February 2016, the FASB issued accounting guidance which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. This accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. Additionally, this accounting guidance requires a modified retrospective transition approach for all leases existing at, or entered into after the date of initial application, with an option to use certain transition relief. We have not yet adopted this standard and are currently evaluating the effect this standard will have on our financial statements.
In March 2016, the FASB issued accounting guidance related to accounting for employee share-based payments. The accounting guidance is intended to simplify several aspects of accounting for share-based payment award transactions including income tax consequences, classification of awards as either equity or liabilities and classification on the statements of cash flows. This accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and early adoption is permitted. We have not yet adopted this standard and are currently evaluating the effect this standard will have on our financial statements.
In August 2016, the FASB issued accounting guidance to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. We completed our evaluation of this standard and concluded the adoption will not have a material impact on our financial statements.
In October 2016, the FASB issued accounting guidance related to current and deferred income taxes for intra-entity transfer of assets other than inventory. This accounting guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and eliminates the exception for an intra-entity transfer of an asset other than inventory. This accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. We have not yet adopted this accounting guidance and are currently evaluating the effect this accounting guidance will have on our financial statements.
In October 2016, the FASB issued accounting guidance related to interest held through related parties that are under common control. This accounting guidance affects reporting entities that are required to evaluate whether they should consolidate a variable interest entity in certain situations involving entities under common control. Specifically, the guidance changes the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The accounting guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, and early adoption is permitted. We have not yet adopted this standard and are currently evaluating the effect this standard will have on our financial statements.
In January 2017, the FASB issued accounting guidance to simplify the subsequent measure of goodwill. The amendments in this guidance eliminate the second step of the two-step goodwill impairment test. An entity will no longer be required to calculate the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination to determine the impairment of goodwill. The amendments in this guidance will now require goodwill impairment to be measured by the amount by which the carrying value of the reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The accounting guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Upon adoption, an entity shall apply the guidance prospectively with early adoption permitted for interim or annual goodwill tests performed after January 1, 2017. We have adopted this standard effective January 1, 2017 and there is no material effect on our consolidated financial statements and related disclosures.
In January 2017, the FASB issued accounting guidance which clarifies the definition of a business with the objective of adding guidance to assist in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The amendment provides a screen for determining when a transaction involves the acquisition of a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, then the transaction does not involve the acquisition of a business. If the screen is not met, then the amendment requires that to be considered a business, the operation must include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The guidance may reduce the number of transactions accounted for as business acquisitions. This accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. The amendments should be applied prospectively, and no disclosures are required at the

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective date. We have not yet adopted this accounting guidance and are currently evaluating the effect this accounting guidance will have on our financial statements.
In March 2017, the FASB issued accounting guidance related to the presentation of net periodic pension cost and net periodic postretirement benefit cost. The guidance requires employers to disaggregate the service cost component from the other components of net benefit cost and disclose the amount of net benefit cost that is included in the statement of operations or capitalized in assets, by line item. The accounting guidance requires employers to report the service cost component in the same line item(s) as other compensation costs and to report other pension-related costs (which include interest costs, amortization of pension-related costs from prior periods, and the gains or losses on plan assets) separately and exclude them from the subtotal of operating income. The accounting guidance also allows only the service cost component to be eligible for capitalization when applicable. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted as of the first interim period of an annual period for which interim or annual financial statements have not been issued. The guidance requires application on a retrospective basis for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the statement of operations and on a prospective basis for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. We have not yet adopted this accounting guidance and are currently evaluating the effect this accounting guidance will have on our financial statements.
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
We use significant estimates and assumptions, including fair value estimates, to determine fair value of assets acquired and liabilities assumed and, when applicable, the related useful lives of the acquired assets as of the business combination date. The fair value measurements are primarily based on significant inputs that are not observable in the market, other than certain financial assets and liabilities that are acquired or assumed in the acquisitions. The market approach, which indicates value for a subject asset based on available market pricing for comparable assets, is utilized to estimate the fair value for land and buildings, aircraft and spare parts inventory. The market approach includes prices and other relevant information generated by market transactions involving comparable assets, as well as pricing guides and other sources. We consider the current market for assets, the maintenance condition of assets and the expected proceeds from the sale of assets, among other factors. As a result we classify these assets in Level 3 in the fair value hierarchy. For those financial assets and liabilities which utilize observable inputs we classify these amounts in Level 2.
The income approach is primarily used to value intangible assets, including client relationships, certain internally used software, and trade names, as well as noncontrolling interest. The income approach indicates value for a subject asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required market rate of return that reflects the relative risk of achieving the cash flows and the time value of money. The fair values associated with these assets and liabilities are classified in Level 3 in the fair value hierarchy.
The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, is used, as appropriate, for certain assets for which the market and income approaches cannot be applied due to the nature of the asset. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the asset, less an allowance for loss in value due to depreciation. Assets valued using the cost approach are classified in Level 3 in the fair value hierarchy.
See Note 6 for additional description of the fair value measurement.
Airnorth Acquisition
On January 29, 2015, Bristow Helicopters Australia Pty Ltd. (“Bristow Helicopters Australia”) acquired an 85% interest in Capiteq Limited, operating under the name Airnorth, for cash of A$30.3 million ($24.0 million) with possible earn out consideration of up to A$17.0 million ($13.0 million) to be paid over four years based in part on the achievement of specified financial performance thresholds and continued employment by the selling shareholders. A portion of the first year earn-out payment of $1.5 million was paid during fiscal year 2016 as Airnorth achieved agreed performance targets. Airnorth did not achieve the performance targets for the second year earn-out payment. In addition, we entered into an agreement with the other shareholders of Capiteq Limited that granted us the right after six months to buy all of their shares (and granted them the right after three years to require us to buy

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

all of their shares) and included transfer restrictions and other customary provisions. We recognized $24.3 million of goodwill as a result of the Airnorth acquisition. The goodwill recorded as part of this acquisition primarily reflects the value of offering a complete suite of point to point transportation services for our clients and synergies expected to arise from the combined entities, as well as any intangible assets that do not qualify for separate recognition.
In November 2015, we purchased the remaining 15% of the outstanding shares of Airnorth for A$7.3 million ($5.3 million) resulting in a reduction of $5.5 million to redeemable noncontrolling interests and an increase of $2.6 million to additional paid-in capital on our consolidated balance sheet.
We believe this investment strengthens our ability to provide point to point transportation services for existing Australian based passengers, expands industrial aviation services in certain areas in Southeast Asian markets and creates a more integrated logistics solution for global clients. Airnorth is Northern Australia’s largest regional fixed wing operator based in Darwin, Northern Territory, Australia with both scheduled and charter services that focus primarily on the energy and mining industries in northern and western Australia as well as international service to Dili, Timor-Leste. Airnorth’s fleet consists of 14 aircraft and its customer base includes many energy companies to which Bristow Group provides helicopter transportation services.
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
Airnorth contributed $77.1 million, $75.4 million and $11.4 million of operating revenue during fiscal years 2017, 2016 and 2015, respectively, and is included in our Asia Pacific region.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the balance for the redeemable noncontrolling interest related to Airnorth are as follows (in thousands):

Acquisition of Airnorth on January 29, 2015	$3,427
Noncontrolling interest expense	(39)
Currency translation	(49)
Balance as of March 31, 2015	3,339
Noncontrolling interest expense	788
Accretion of noncontrolling interest	1,498
Currency translation	(158)
Acquisition of remaining 15% of Airnorth	(5,467)
Balance as of March 31, 2016	$—
The summary pro forma condensed consolidated financial information presented below for fiscal year 2015 gives effect to the acquisition of Airnorth as if it had occurred as of April 1, 2013. The pro forma adjustments are based upon available information and certain assumptions that we believe are reasonable. The pro forma net income has been adjusted to reflect depreciation and amortization expense as if those adjustments had been applied on April 1, 2013. The summary pro forma condensed consolidated financial information is for informational purposes only and does not purport to represent what our consolidated results of operations actually would have been if the acquisition of Airnorth had occurred at any date, and such data does not purport to project our results of operations for any future period.

Fiscal Year Ended March 31, 2015

(In thousands) (Unaudited)
Gross revenue	$1,927,680
Net income	87,902
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
As of March 31, 2017, we had interests in four VIEs of which we are the primary beneficiary, which are described below, and had no interests in VIEs of which we are not the primary beneficiary.
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
In addition to our ownership of 49% of Bristow Aviation’s outstanding ordinary shares, in May 2004, we acquired eight million shares of deferred stock, essentially a subordinated class of stock with no voting rights, from Bristow Aviation for £1 per share ($14.4 million in total). We also have £91.0 million ($113.8 million) principal amount of subordinated unsecured loan stock (debt) of Bristow Aviation bearing interest at an annual rate of 13.5% and payable semi-annually. Payment of interest on such debt has been deferred since its incurrence in 1996. Deferred interest accrues at an annual rate of 13.5% and aggregated $1.9 billion as of March 31, 2017.

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
Furthermore, the call option provides a mechanism whereby the economic risk for the other investors is limited should the financial condition of Bristow Aviation deteriorate. The call option price is the nominal value of the ordinary shares held by the noncontrolling shareholders (£1.0 million as of March 31, 2017) plus an annual guaranteed rate of return less any prepayments of such call option price and any dividends paid on the shares concerned. We can elect to pre-pay the guaranteed return element of the call option price wholly or in part without exercising the call option. No dividends have been paid by Bristow Aviation. We have accrued the annual return due to the other shareholders at a rate of sterling LIBOR plus 3% (prior to May 2004, the rate was fixed at 12%) by recognizing noncontrolling interest expense on our consolidated statements of operations, with a corresponding increase in noncontrolling interest on our consolidated balance sheets. Prepayments of the guaranteed return element of the call option are reflected as a reduction in noncontrolling interest on our consolidated balance sheets. The other investors have an option to put their shares in Bristow Aviation to us. The put option price is calculated in the same way as the call option price except that the guaranteed rate for the period to April 2004 was 10% per annum. If the put option is exercised, any pre-payments of the call option price are set off against the put option price.
Changes in the balance for the noncontrolling interest associated with Bristow Aviation are as follows (in thousands):

	Fiscal Year Ended March 31,
	2017	2016	2015
Balance – beginning of fiscal year	$1,410	$1,457	$1,645
Payments to noncontrolling interest shareholders	(49)	(55)	(59)
Noncontrolling interest expense	50	55	58
Currency translation	(185)	(47)	(187)
Balance – end of fiscal year	$1,226	$1,410	$1,457

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

	March 31,
	2017	2016
Assets
Cash and cash equivalents	$92,409	$62,773
Accounts receivable	222,560	565,223
Inventories	90,190	102,738
Prepaid expenses and other current assets	50,016	53,776
Total current assets	455,175	784,510
Investment in unconsolidated affiliates	3,513	4,676
Property and equipment, net	306,831	251,494
Goodwill	19,798	29,990
Other assets	203,228	82,443
Total assets	$988,545	$1,153,113
Liabilities
Accounts payable	$146,841	$521,563
Accrued liabilities	122,130	141,977
Accrued interest	1,891,305	1,698,360
Deferred taxes	—	—
Current maturities of long-term debt	18,578	10,322
Total current liabilities	2,178,854	2,372,222
Long-term debt, less current maturities	501,782	155,222
Accrued pension liabilities	61,647	70,107
Other liabilities and deferred credits	8,138	7,928
Deferred taxes	20,264	20,330
Temporary equity	6,886	15,473
Total liabilities and temporary equity	$2,777,571	$2,641,282

	Fiscal Year Ended March 31,
	2017	2016	2015
Revenue	$1,209,019	$1,441,834	$1,512,312
Operating income (loss)	(80,542)	(57,780)	40,524
Net loss	(279,159)	(279,309)	(179,757)
Bristow Helicopters Nigeria Ltd. — Bristow Helicopters Nigeria Ltd. (“BHNL”) is a joint venture in Nigeria in which Bristow Helicopters owned a 48% interest, a Nigerian company owned 100% by Nigerian employees owned a 50% interest and an employee trust fund owned the remaining 2% interest as of March 31, 2017. BHNL provides industrial aviation services to clients in Nigeria.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Eastern Airways — Bristow Helicopters has a 60% interest in Eastern Airways, a regional fixed wing operator based at Humberside Airport located in North Lincolnshire, England with both charter and scheduled services targeting U.K oil and gas industry transportation. Eastern Airways operates 31 fixed wing aircraft and provides technical support for three fixed wing aircraft. The terms of the purchase agreement for Eastern Airways included potential earn-out consideration of up to £6 million ($7.5 million) to be paid over a three-year period based on the achievement of specified financial performance thresholds through March 31, 2017. None of the earn-out targets were achieved. In addition, Bristow Helicopters entered into agreements with the other shareholders of Eastern Airways that grant Bristow Helicopters the right to buy all of the Eastern Airways shares (and grant them the right after seven years to require Bristow Helicopters to buy all of their shares) and include transfer restrictions and other customary provisions.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the balance for the redeemable noncontrolling interest related to Eastern Airways are as follows (in thousands):

Balance as of March 31, 2014	$22,283
Noncontrolling interest expense	3,389
Currency translation	(2,787)
Balance as of March 31, 2015	22,885
Noncontrolling interest expense	(6,499)
Currency translation	(913)
Balance as of March 31, 2016	15,473
Noncontrolling interest expense	(6,848)
Currency translation	(1,739)
Balance as of March 31, 2017	$6,886
Eastern Airways is consolidated based on the rights to manage the day-to-day operations of the company which were granted under a shareholders’ agreement and our ability to buy all of their Eastern Airways shares under a put/call agreement.
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
Cougar — We own a 25% voting interest and a 40% economic interest in Cougar Helicopters Inc. (“Cougar”), the largest offshore energy and SAR helicopter service provider in Canada. Cougar’s operations are primarily focused on serving the offshore oil and gas industry off Canada’s Atlantic coast and in the Arctic. Cougar operates eight helicopters leased from us on a long-term basis. We also lease maintenance and SAR facilities located in St. John’s, Newfoundland and Labrador and Halifax, Nova Scotia to Cougar on a long-term basis. The terms of the purchase agreement for Cougar include a potential earn-out of $40 million payable over three years based on Cougar achieving certain agreed performance targets. The first year and second year earn-out payments of $6.0 million and $8.0 million were paid in March 2014 and April 2015, respectively, as Cougar achieved agreed performance targets. The third year earn-out was achieved as Cougar achieved agreed performance targets of which $10 million was paid in April 2016 and $16 million was paid in April 2017. The fair value of the earn-out was $16.0 million as of March 31, 2017 and is included in short-term borrowings and current maturities of long-term debt on our consolidated balance sheet and $26.0 million as of March 31, 2016 and is included in contingent consideration on our consolidated balance sheet. The investment in Cougar is accounted for under the equity method. As of March 31, 2017 and 2016, the investment in Cougar was $56.9 million and $59.7 million, respectively, and is included on our consolidated balance sheets in investment in unconsolidated affiliates. Due to timing differences in our financial reporting requirements, we record our share of Cougar’s financial results in earnings from unconsolidated affiliates on a three-month delay. Additionally, we lease six S-92 model aircraft and one AW139 model aircraft from VIH Aviation Group, which is a related party due to common owners of Cougar, and paid lease fees of $12.5 million, $6.5 million and $6.4 million in fiscal years 2017, 2016 and 2015, respectively. Additionally, we have paid $0.5 million, $2.6 million and $7.3 million in fiscal years 2017, 2016 and 2015, respectively, to VIH Aerospace Inc., another related party with common owners of Cougar, for SAR and other equipment. In July 2016 we began leasing a facility in Galliano, Louisiana from VIH Helicopters USA, Inc., another related party with common owners of Cougar, and paid $0.1 million in lease fees during fiscal year 2017.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Líder — We own an approximate 20% voting interest and a 41.9% economic interest in Líder Táxi Aéreo S.A. (“Líder”), the largest provider of helicopter and executive aviation services in Brazil. Líder’s fleet has 43 helicopters and 22 fixed wing aircraft (including owned and managed aircraft). Effective May 28, 2014, our ownership interest in Líder in Brazil was reduced from 42.5% to 41.9% as a result of Líder’s issuance of additional shares to improve tax and cost-saving efficiencies. This transaction resulted in no material impact to our consolidated financial statements. The investment in Líder is accounted for under the equity method. As of March 31, 2017 and 2016, the investment in Líder was $143.5 million and $124.2 million, respectively, and is included in our consolidated balance sheets in investment in unconsolidated affiliates.
PAS — We have a 25% interest in Petroleum Air Services (“PAS”), an Egyptian corporation that provides helicopter and fixed wing transportation to the offshore energy industry in Egypt. Additionally, spare fixed wing capacity is chartered to tourism operators. PAS owns 46 aircraft. PAS is accounted for under the cost method as we are unable to exert significant influence over its operations.
Other — Historically, in addition to the expansion of our business through purchases of new and used aircraft, we have also established new joint ventures with local partners or purchased significant ownership interests in companies with ongoing helicopter operations, particularly in countries where we have no operations or our operations are limited in scope, and we continue to evaluate similar opportunities which could enhance our operations. Where we believe that it is probable that an equity method investment will result, the costs associated with such investment evaluations are deferred and included in investment in unconsolidated affiliates on the consolidated balance sheets. For each investment evaluated, an impairment of deferred costs is recognized in the period in which we determine that it is no longer probable an equity method investment will result. As of March 31, 2017 and 2016, we had no amounts in investment in unconsolidated affiliates in the process of being evaluated.
Our percentage of economic ownership and investment balances for the unconsolidated affiliates are as follows:

	March 31,
	2017	2016	2017	2016

			(In thousands)
Cost Method:
PAS	25%	25%	$6,286	$6,286
Equity Method:
Cougar (1)	40%	40%	56,885	59,742
Líder (1)	41.9%	41.9%	143,477	124,248
Other			3,514	4,676
Total			$210,162	$194,952
 _______________

(1)	We had a 25% voting interest in Cougar and an approximate 20% voting interest in Líder as of March 31, 2017 and 2016.
Earnings from unconsolidated affiliates were as follows (in thousands):

	Fiscal Year Ended March 31,
	2017	2016	2015
Dividends from entities accounted for under the cost method:
PAS	$2,068	$2,068	$2,068
Earnings, net of losses, from entities accounted for under the equity method:
Cougar	(2,857)	(2,001)	(710)
Líder	8,064	(116)	(4,236)
Other (1)	(330)	310	1,107
	4,877	(1,807)	(3,839)
Total	$6,945	$261	$(1,771)
_______________

(1)	We sold our 50% interest in HCA in November 2014.
We received $0.4 million, $0.8 million and $5.6 million of dividends from our investments accounted for under the equity method during fiscal years 2017, 2016 and 2015, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of combined financial information of our unconsolidated affiliates accounted for under the equity method is set forth below (in thousands):

	March 31,
	2017	2016

	(Unaudited)
Current assets	$248,998	$269,619
Non-current assets	310,975	295,416
Total assets	$559,973	$565,035
Current liabilities	$127,292	$146,938
Non-current liabilities	244,978	266,545
Equity	187,703	151,552
Total liabilities and equity	$559,973	$565,035

	Fiscal Year Ended March 31,
	2017	2016	2015

	(Unaudited)
Revenue	$327,351	$368,586	$499,692
Gross profit	$50,371	$60,873	$99,127
Net income	$14,581	$21,871	$559
Note 4 — PROPERTY AND EQUIPMENT AND ASSETS HELD FOR SALE
During fiscal years 2017, 2016 and 2015, we made capital expenditures as follows:

	Fiscal Year Ended March 31,
	2017	2016	2015
Number of aircraft delivered:
Medium	5	1	6
Large	—	3	10
SAR aircraft	4	4	5
Total aircraft (1)	9	8	21

Capital expenditures (in thousands):
Aircraft and related equipment (2)	$127,447	$285,530	$476,368
Other	7,663	86,845	125,466
Total capital expenditures	$135,110	$372,375	$601,834
_______________

(1)
During fiscal year 2016, we took delivery of two aircraft that were purchased using short-term debt borrowings for the final payments of the aircraft. As of March 31, 2017, the short-term borrowings for these aircraft have been paid.

(2)	During fiscal years 2017, 2016 and 2015, we spent $71.4 million, $202.7 million and $440.9 million, respectively, on progress payments for aircraft to be delivered in future periods.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents details on the aircraft sold or disposed of and impairments on assets held for sale during fiscal years 2017, 2016 and 2015:

	Fiscal Year Ended March 31,
	2017	2016	2015

	(In thousands, except for number of aircraft)

Number of aircraft sold or disposed of (1)	14	35	44
Proceeds from sale or disposal of assets (1)	$18,471	$60,035	$414,859
Gain (loss) from sale or disposal of assets	$(2,049)	$(1,122)	$208

Number of aircraft impaired	14	16	27
Impairment charges on aircraft held for sale and construction in progress	$12,450	$29,571	$36,057
_______________

(1)
During fiscal years 2016 and 2015, three and 14 of these aircraft, respectively, were sold and leased back and we received $29.2 million and $380.7 million, respectively, in proceeds for the aircraft. We did not enter into any sale leasebacks during fiscal year 2017.

In addition to capital expenditures and sale or disposal of assets, the following items impacted property and equipment during fiscal year 2017:

•
We recorded accelerated depreciation of $10.4 million on 11 medium aircraft operating in our Europe Caspian, Americas and Africa regions as our management decided to exit these model types earlier than originally anticipated. In certain instances the salvage values of some aircraft were also adjusted to reflect our expectation of sales values in the current market.

•	We transferred 12 aircraft to held for sale and reduced property and equipment by $19.7 million.
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

•	We took delivery of two large aircraft which we purchased using short-term debt borrowings for the final payments of the aircraft of $24.4 million.

•	We transferred 35 aircraft to held for sale and reduced property and equipment by $83.6 million.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to capital expenditures and sale or disposal of assets, the following items impacted property and equipment during fiscal year 2015:

•
We recorded accelerated depreciation of $10.4 million for 10 medium, four large and one fixed wing aircraft operating in our Africa, Americas and Asia Pacific regions as our management decided to exit these model types earlier than originally anticipated.

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

•
We received proceeds of $16.0 million from insurance recoveries for inventory destroyed in a fire in our Port Harcourt, Nigeria hangar. Additionally, we recorded a gain of $4.9 million in gain (loss) on disposal of assets on our consolidated statement of operations and included in the table above.

•	We transferred 15 aircraft to held for sale and reduced property and equipment by $91.5 million.
During fiscal years 2017 and 2016, we saw a deterioration in market sales for aircraft resulting mostly from an increase in idle aircraft and reduced demand across the offshore energy market. While other markets exist for certain aircraft model types, including utility, firefighting, government, VIP transportation and tourism, the market for certain model type aircraft slowed. As a result of these market changes, changes in estimated salvage values of our fleet of operational aircraft and other changes in the timing of exiting certain aircraft from our operations, we recorded impairments and additional depreciation expense discussed above. For further details, see Note 1 for a discussion on impairments of property and equipment.
Assets Held for Sale
As of March 31, 2017 and 2016, we had 20 and 22 aircraft, for $38.2 million and $43.8 million, classified as held for sale, respectively. We intend to sell or otherwise dispose of these assets during the next fiscal year. We recorded impairment charges of $12.5 million, $29.6 million and $36.1 million to reduce the carrying value of 14, 16 and 27 aircraft held for sale during fiscal years 2017, 2016 and 2015, respectively. These impairment charges were included in loss on disposal of assets in the consolidated statements of operations.
The impairment charges recorded on held for sale aircraft during fiscal years 2017, 2016 and 2015 related primarily to older model aircraft types our management decided to dispose of earlier than originally anticipated in addition to the impact of changes in expected sales prices in the aircraft aftermarket resulting from the ongoing oil and gas market downturn. The impairment charges recorded in fiscal year 2017 related primarily to the downturn in the oil and gas industry which resulted from reduced crude oil prices and which caused a reduction in demand for aircraft in the offshore energy market and the impairment of older model aircraft classified as held for sale. The impairment charges recorded in fiscal year 2016 related primarily to a medium aircraft model type we made the decision to accelerate our exit from during the current downturn. The impairment charges recorded in fiscal year 2015 related to a large aircraft model type our management decided to sell as part of a single transaction, which reduced the overall sales price for these aircraft. Also during fiscal year 2015, impairment charges included $4.3 million related to three medium prototype aircraft as we entered into an agreement in April 2015 to sell these three aircraft and purchase fully developed/non-prototype aircraft.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — DEBT
Debt as of March 31, 2017 and 2016 consisted of the following (in thousands):

	March 31,
	2017	2016
6 ¼% Senior Notes due 2022	$401,535	$401,535
Term Loan	261,907	335,665
Term Loan Credit Facility	45,900	200,000
Revolving Credit Facility	139,100	144,000
Lombard Debt	196,832	—
Macquarie Debt	200,000	—
Airnorth Debt	16,471	19,652
Eastern Airways Debt	15,326	15,643
Other Debt	16,293	24,394
Unamortized debt issuance costs	(11,345)	(8,917)
Total debt	1,282,019	1,131,972
Less short-term borrowings and current maturities of long-term debt	(131,063)	(60,394)
Total long-term debt	$1,150,956	$1,071,578
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
Revolving Credit Facility and Term Loan — As of March 31, 2017, our amended and restated revolving credit and term loan agreement (the “Amended and Restated Credit Agreement”), included a $400 million revolving credit facility with a subfacility of $30 million for letters of credit (the “Revolving Credit Facility”, and a five-year, $350 million term loan (the “Term Loan”) (together with the Revolving Credit Facility and the Term Loan Credit Facility described below, collectively the “Senior Credit Facilities”, and the Senior Credit Facilities, together with the Lombard Debt and the Macquarie Debt described below, the “Credit Facilities”)). As of March 31, 2017, we had $139.1 million in borrowings outstanding and $0.6 million in letters of credit outstanding under the Revolving Credit Facility and $262.1 million outstanding under the Term Loan excluding $0.2 million of unamortized discount. The Revolving Credit Facility and the Term Loan mature in April 2019.
As of March 31, 2017, borrowings under the Amended and Restated Credit Agreement bear interest at an interest rate equal to, at our option, either the Base Rate or LIBOR (or EURIBO, in the case of Euro-denominated borrowings) plus the applicable margin. “Base Rate” means the higher of (1) the prime rate and (2) the Federal Funds rate plus 0.50% per annum. The applicable margin for borrowings ranged from 0.00% to 2.50% prior to entering into the Eighth Amendment discussed below, and thereafter, ranges from 0.50% to 3.50%, depending on whether the Base Rate or LIBOR was used and based on our leverage ratio pricing grid. In addition, we are required to pay fees on the daily unused amount of the Revolving Credit Facility in an amount per annum equal to an applicable percentage, which ranges from 0.25% to 0.625% and based on our leverage ratio pricing grid. Fees owed on the letters of credit issued under the Revolving Credit Facility are equal to the applicable margin for LIBOR borrowings. The interest rate was 3.79% and 2.69% as of March 31, 2017 and 2016, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2017, obligations under the Amended and Restated Credit Agreement were guaranteed by the Guarantor Subsidiaries and secured by the U.S. cash and cash equivalents, accounts receivable, inventories, non-aircraft equipment, prepaid expenses and other current assets, intangible assets and intercompany promissory notes held by Bristow Group Inc. and the Guarantor Subsidiaries, and 100% and 65% of the capital stock of certain of our principal domestic and foreign subsidiaries, respectively, as well as the aircraft pledged in connection with the Eighth Amendment described below. In addition, the Amended and Restated Credit Agreement included customary covenants, including certain financial covenants and restrictions on our ability to enter into certain transactions, including those that could result in the incurrence of additional indebtedness and liens; the making of loans, guarantees or investments; sale of assets; payments of dividends or repurchases of our capital stock; and entering into transactions with affiliates.
On November 5, 2015, simultaneously with the closing of a senior secured term loan credit agreement (the “Term Loan Credit Agreement”) which provides for $200 million of term loan commitments (the “Term Loan Credit Facility”) described below, we entered into the seventh amendment to the Amended and Restated Revolving Credit and Term Loan Agreement (“Seventh Amendment”) which permitted, among other things: (i) entry into the Term Loan Credit Facility and the incurrence of indebtedness thereunder and (ii) the granting of liens by the Company and the Guarantor Subsidiaries in favor of the lenders under the Term Loan Credit Facility on a pari passu secured basis with the liens granted in favor of the lenders under the Amended and Restated Revolving Credit and Term Loan Agreement.
On May 23, 2016, we entered into an eighth amendment to the Amended and Restated Credit Agreement (the “Eighth Amendment”) that, among other things, (a) replaced the maximum leverage ratio requirement with a maximum senior secured leverage ratio, defined as the ratio of the sum of senior secured debt and the present value of obligations under operating leases to consolidated EBITDA for the most recent four consecutive fiscal quarters, which ratio may not be not greater than 4.25:1.00 for each fiscal quarter ending during the period from March 31, 2016 through September 30, 2017 and 4.00:1.00 for each fiscal quarter ending thereafter, (b) replaced the interest coverage ratio requirement with a minimum current ratio, defined as the ratio of the sum of consolidated current assets minus the book value of aircraft held for sale plus the unused amount of aggregate revolving commitments less $25 million to consolidated current liabilities, which may not be not less than 1.00:1.00 as of the last day of each fiscal quarter, (c) allowed for the issuance of certain additional indebtedness when the leverage ratio exceeds 4.75:1.00, including (i) unsecured, subordinated or convertible indebtedness to refinance outstanding term loans under the Amended and Restated Credit Agreement and the Term Loan Credit Agreement, (ii) additional unsecured, subordinated or convertible indebtedness of up to $100 million in principal amount, (iii) equipment financings, including, without limitation, aircraft sale and leaseback transactions, and (iv) financings of U.K. bases with respect to helicopter SAR services and (d) limited cash dividends on our Common Stock to $0.07 per share per quarter. In addition, in connection with the Eighth Amendment and the first amendment to the Term Loan Credit Agreement described below, certain of our U.S. subsidiaries have granted liens on certain of their aircraft to secure our obligations under the Amended and Restated Credit Agreement and the Term Loan Credit Agreement on a pari passu secured basis in favor of the lenders under each such agreement. Also as part of the Eight Amendment, the applicable margin for borrowings under the Amended and Restated Credit Agreement ranges from 0.50% to 3.50%, depending on whether the Base Rate or LIBOR was used and based on our leverage ratio pricing grid.
During fiscal year 2017, we had borrowings of $300.6 million and made payments of $305.5 million under the Revolving Credit Facility. Additionally, during fiscal year 2017 we paid $73.9 million to reduce our borrowings under the Term Loan.
Term Loan Credit Facility — On November 5, 2015, we entered into the Term Loan Credit Agreement as discussed above. Proceeds from the Term Loan Credit Facility were initially used to repay loans outstanding under our $400 million Revolving Credit Facility. The additional liquidity was used for capital expenditures, working capital needs and general corporate purposes. The interest rate at closing was LIBOR plus a borrowing margin of 2.0%. The Term Loan Credit Facility is guaranteed by certain of our Guarantor Subsidiaries and secured by the U.S. cash and cash equivalents, accounts receivable, inventories, non-aircraft equipment, prepaid expenses and other current assets, intangible assets and intercompany promissory notes held by the Company and the Guarantor Subsidiaries, and 100% and 65% of the capital stock of certain of our principal domestic and foreign subsidiaries, respectively, as well as certain aircraft as discussed above under “Revolving Credit Facility and Term Loan.” In addition, the Term Loan Credit Facility includes customary covenants, including certain financial covenants and restrictions on our ability to enter into certain transactions, including those that could result in the incurrence of additional indebtedness and liens; the making of loans, guarantees or investments; sale of assets; payments of dividends or repurchases of our capital stock; and entering into transactions with affiliates. The Term Loan Credit Facility matures in November 2017.
On May 23, 2016, we entered into the first amendment to the Term Loan Credit Agreement that, among other things, incorporates, as applicable, the provisions of the Eighth Amendment described above.
During fiscal year 2017, we paid $154.1 million to reduce the borrowings under the Term Loan Credit Facility.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lombard Debt — On November 11, 2016, certain of our subsidiaries entered into two, seven-year British pound sterling denominated secured equipment term loans for an aggregate $200 million U.S. dollar equivalent with Lombard North Central Plc, a part of the Royal Bank of Scotland (the “Lombard Debt”). In December 2016, the first loan amount of $109.9 million (GBP 89.1 million) funded and the borrower prepaid scheduled principal payments of $4.5 million (GBP 3.7 million). The proceeds from this financing were used to finance the purchase by the borrower thereunder of three SAR aircraft utilized for our U.K. SAR contract from a subsidiary. In January 2017, the second loan amount of $90.1 million (GBP 72.4 million) funded. The proceeds from this financing were used to finance the purchase by the borrower thereunder of five SAR aircraft utilized for our U.K. SAR contract from a subsidiary. The borrowers’ respective obligations under the financings are guaranteed by the Company, and each financing is secured by the aircraft purchased by the applicable borrower with the proceeds of its loan. The credit agreements governing the Lombard Debt includes covenants, including requirements to maintain, register and insure the respective SAR aircraft secured thereunder, and restrictions on the respective borrower thereunder to incur additional liens on or sell the respective SAR aircraft secured thereunder (except to the Company and its subsidiaries). Borrowings under the financings bear interest at an interest rate equal to the ICE Benchmark Administration Limited LIBOR (or the successor thereto) plus 2.25% per annum. The financing which funded in December 2016 matures in December 2023 and the financing which funded in January 2017 matures in January 2024.
Macquarie Debt — On February 1, 2017, one of our wholly-owned subsidiaries entered into a term loan credit agreement for a $200 million five-year secured equipment term loan with Macquarie Bank Limited (the “Macquarie Debt”). In conjunction with closing and funding under such term loan, we have agreed to lease five helicopters for lease terms ranging from 60 to 63 months from Wells Fargo Bank Northwest, N.A., acting as owner trustee for Macquarie Aerospace Inc., an affiliate of Macquarie Bank Limited. The borrower's obligations under the credit agreement are guaranteed by the Company and secured by 20 oil and gas aircraft. The financing funded on March 7, 2017. Borrowings under the financing bear interest at an interest rate equal to the ICE Benchmark Administration Limited LIBOR (or the successor thereto) plus 5.35% per annum. The proceeds from the financing were used to repay $154.1 million of our Term Loan Credit Facility and $45.9 million of our Term Loan.
The credit agreement governing the Macquarie Debt includes covenants, including requirements to maintain, register and insure the respective aircraft secured thereunder, and restrictions on the respective borrower thereunder to incur additional liens on or sell the respective aircraft secured thereunder (except to the Company and its subsidiaries). The Macquarie Debt matures in March 2022.
Airnorth Debt— Airnorth’s outstanding debt includes interest bearing term loans of $16.5 million as of March 31, 2017. The term loans primarily relate to the purchase of aircraft, have a remaining term of approximately three to seven years, and consist of a term loan with interest at LIBOR plus a margin of 2.85% and two term loans each with a fixed rate of 3.1% plus the Reserve Bank of Australia cash rate of 2.0%. The term loans have customary covenants, including certain financial covenants, and varying principal payments.
Eastern Airways Debt — Eastern Airways’ outstanding debt includes interest bearing term loans and borrowings under a revolving credit facility totaling $15.3 million as of March 31, 2017. The term loans were used to refinance other Eastern indebtedness in October 2015 and bear interest at LIBOR plus a margin of 1.75%. The interest rate on the term loans was 1.971% as of March 31, 2017. These term loans have quarterly principal payments and mature on August 31, 2018. Borrowings under the revolving credit facility are used for general corporate, working capital and capital expenditure purposes, and bear interest at LIBOR plus a margin of 1.75%. All outstanding obligations under the revolving credit facility will mature on August 31, 2018.
Other Debt — Other debt primarily includes amounts payable relating to the third year earn-out payment for our investment in Cougar totaling $16.0 million that was subsequently paid in April 2017.
Other Matters — Aggregate annual maturities (which excludes unamortized discount of $0.2 million and unamortized debt issuance costs of $11.3 million) for all debt for the next five fiscal years and thereafter are as follows (in thousands):

Fiscal year ending March 31
2018	$134,009
2019	77,397
2020	351,437
2021	28,559
2022	157,664
Thereafter	544,491
$1,293,557

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest paid in fiscal years 2017, 2016 and 2015 was $51.4 million, $41.8 million and $38.0 million, respectively. Capitalized interest was $10.2 million, $10.6 million and $14.6 million in fiscal years 2017, 2016 and 2015, respectively.
GE Commitment Letter — On February 2, 2017, we executed a commitment letter for an approximate six-year, $230 million secured equipment financing with PK Transportation Finance Ireland Limited, a part of GE Capital Aviation Services (“GECAS”). As part of this financing, which is subject to entering into definitive agreements, Milestone Aviation Group Limited (“Milestone”), a GECAS company, will defer up to $25 million in lease rentals on certain Airbus Helicopters EC225LP (also known as a H225) model helicopters on lease to us. The financing is intended to be secured by up to 20 oil and gas aircraft. Borrowings under the financing will bear interest at an interest rate equal to the ICE Benchmark Administration Limited LIBOR (or the successor thereto) plus 5% per annum. We expect this financing to close no later than June 30, 2017. The proceeds from the financing are expected to be used to repay amounts outstanding under our existing bank indebtedness. As part of executing the commitment letter, we extended three Sikorsky S-92 leases by two years each with Milestone.
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
The following table summarizes the assets as of March 31, 2017, valued at fair value on a non-recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2017	Total Loss for Fiscal Year 2017
Inventories	$—	$46,568	$—	$46,568	$(7,572)
Assets held for sale	—	38,246	—	38,246	(12,450)
Goodwill	—	—	19,798	19,798	(8,706)
Total assets	$—	$84,814	$19,798	$104,612	$(28,728)
The following table summarizes the assets as of March 31, 2016, valued at fair value on a non-recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2016	Total Loss for Fiscal Year 2016
Inventories	$—	$6,261	$—	$6,261	$(5,439)
Assets held for sale	—	43,783	—	43,783	(29,571)
Goodwill	—	—	29,990	29,990	(41,579)
Other intangible assets	—	—	—	—	(8,086)
Total assets	$—	$50,044	$29,990	$80,034	$(84,675)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of inventories using Level 2 inputs is determined by evaluating the current economic conditions for sale and disposal of spare parts, which includes estimates as to the recoverability of the carrying value of the parts based on historical experience with sales and disposal of similar spare parts, the expected timeframe of sales or disposals, the location of the spare parts to be sold and the condition of the spare parts to be sold or otherwise disposed of. See Note 1 for further discussion of the impairment of inventories and other intangible assets.
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
See Note 2 for details on the fair values related to the Airnorth acquisition.
Recurring Fair Value Measurements
The following table summarizes the financial instruments we had as of March 31, 2017, valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2017	Balance Sheet Classification
Rabbi Trust investments	$3,075	$—	$—	$3,075	Other assets
Total assets	$3,075	$—	$—	$3,075
The following table summarizes the financial instruments we had as of March 31, 2016, valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2016	Balance Sheet Classification
Rabbi Trust investments	$2,990	$—	$—	$2,990	Other assets
Total assets	$2,990	$—	$—	$2,990
Contingent consideration (1):
Current	$—	$—	$29,522	$29,522	Contingent consideration
Long-term	—	—	3,069	3,069	Other liabilities and deferred credits
Total liabilities	$—	$—	$32,591	$32,591
_______________

(1)	Relates to our investments in Cougar totaling $26.0 million and our acquisition of Airnorth totaling $6.6 million (see Notes 2 and 3).
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a rollforward of the contingent consideration liability Level 3 fair value measurements during fiscal year 2017 (in thousands):

Significant Unobservable Inputs (Level 3)
Contingent consideration:
Balance as of March 31, 2016	$32,591
Change in fair value of contingent consideration	(6,591)
Payment of Cougar third year earn-out	(10,000)
Reclass of remaining Cougar third year earn-out to short-term borrowings and accrued liabilities	(16,000)
Balance as of March 31, 2017	$—
We assess the estimated fair value of the contractual obligation to pay the contingent consideration on a quarterly basis and any changes in estimated fair value are recorded as accretion expense included in depreciation and amortization on our consolidated statements of operations. Fluctuations in the fair value of contingent consideration are impacted by two unobservable inputs, management’s estimate of the probability of Cougar or Airnorth achieving certain agreed performance targets and the estimated discount rate. As of March 31, 2016, the discount rate approximated 4% for the contingent consideration related to Cougar. As of March 31, 2016, the discount rate approximated 2% for the contingent consideration related to Airnorth. For details on the earn-out payments for Airnorth and Cougar, see Notes 2 and 3, respectively.
Fair Value of Debt
The fair value of our debt has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on quoted market prices. The carrying and fair value of our long-term debt, including the current portion and excluding unamortized debt issuance costs, are as follows (in thousands):

	March 31,
	2017		2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
6 ¼% Senior Notes	$401,535	$323,236	$401,535	$277,059
Term Loan	261,907	261,907	335,665	335,665
Term Loan Credit Facility	45,900	45,900	200,000	200,000
Revolving Credit Facility	139,100	139,100	144,000	144,000
Lombard Debt	196,832	196,832	—	—
Macquarie Debt	200,000	200,000	—	—
Airnorth Debt	16,471	16,471	19,652	19,652
Eastern Airways Debt	15,326	15,326	15,643	15,643
Other Debt	16,293	16,293	24,394	24,394
	$1,293,364	$1,215,065	$1,140,889	$1,016,413
Other
The fair values of our cash and cash equivalents, accounts receivable and accounts payable approximate their carrying value due to the short-term nature of these items.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — COMMITMENTS AND CONTINGENCIES
Aircraft Purchase Contracts — As shown in the table below, we expect to make additional capital expenditures over the next six fiscal years to purchase additional aircraft. As of March 31, 2017, we had 32 aircraft on order and options to acquire an additional four aircraft. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order will provide incremental fleet capacity in terms of revenue and operating income.

	Fiscal Year Ending March 31,
	2018	2019	2020	2021 and thereafter (1)	Total
Commitments as of March 31, 2017: (2)
Number of aircraft:
Medium	5	—	—	—	5
Large	—	5	4	14	23
U.K. SAR	4	—	—	—	4
	9	5	4	14	32
Related commitment expenditures (in thousands) (3)
Medium and large	$2,263	$89,994	$69,504	$187,532	$349,293
U.K. SAR	58,975	—	—	—	58,975
	$61,238	$89,994	$69,504	$187,532	$408,268
Options as of March 31, 2017:
Number of aircraft:
Large	—	2	2	—	4
	—	2	2	—	4

Related option expenditures (in thousands) (3)	$—	$44,181	$31,536	$—	$75,717
_______________

(1)	Includes $80.6 million for five aircraft orders that can be cancelled prior to the delivery dates. During fiscal year 2017, we made non-refundable deposits of $4.5 million related to these aircraft.

(2)	Signed client contracts are currently in place that will utilize four of these aircraft.

(3)	Includes progress payments on aircraft scheduled to be delivered in future periods only if options are exercised.
The following chart presents an analysis of our aircraft orders and options during fiscal years 2017, 2016 and 2015:

	Fiscal Year Ended March 31,
	2017		2016		2015
	Orders	Options	Orders	Options	Orders	Options
Beginning of fiscal year	36	14	45	30	43	55
Aircraft delivered	(9)	—	(8)	—	(18)	—
Aircraft ordered	5	—	—	—	8	—
New options	—	—	—	4	—	—
Exercised options	—	—	(1)	—	12	(12)
Expired options	—	(10)	—	(20)	—	(13)
End of fiscal year	32	4	36	14	45	30
We periodically purchase aircraft for which we have no orders. During both fiscal years 2017 and 2016, we purchased one aircraft for which we did not have an order. During fiscal year 2015, we purchased three aircraft for which we did not have orders.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Leases — We have non-cancelable operating leases in connection with the lease of certain equipment, land and facilities, including leases for aircraft. Rental expense incurred under all operating leases was $212.6 million, $211.8 million and $164.8 million in fiscal years 2017, 2016 and 2015, respectively. Rental expense incurred under operating leases for aircraft was $188.2 million, $184.0 million and $138.3 million in fiscal years 2017, 2016 and 2015, respectively. As of March 31, 2017, aggregate future payments under all non-cancelable operating leases that have initial or remaining terms in excess of one year, including leases for 95 aircraft, are as follows (in thousands):

	Aircraft	Other	Total
Fiscal year ending March 31,
2018	$179,940	$11,319	$191,259
2019	154,331	10,218	164,549
2020	106,513	8,522	115,035
2021	39,327	7,448	46,775
2022	19,930	6,942	26,872
Thereafter	9,387	32,368	41,755
	$509,428	$76,817	$586,245
In fiscal years 2016 and 2015, we sold three and 14 aircraft for $29.2 million and $380.7 million, respectively, and entered into separate agreements to lease these aircraft back. We did not enter into any sale leasebacks during fiscal year 2017. See Note 1 for further details.
The aircraft leases range from base terms of up to 180 months with renewal options of up to 240 months in some cases, include purchase options upon expiration and some include early purchase options. The leases contain terms customary in transactions of this type, including provisions that allow the lessor to repossess the aircraft and require us to pay a stipulated amount if we default on our obligations under the agreements. These leases are included in the amounts disclosed above. The following is a summary of the terms related to aircraft leased under operating leases with original or remaining terms in excess of one year as of March 31, 2017:

End of Lease Term	Number of Aircraft
Fiscal year 2018 to fiscal year 2019	33
Fiscal year 2020 to fiscal year 2022	48
Fiscal year 2023 to fiscal year 2025	14
95
Employee Agreements — Approximately 51% of our employees are represented by collective bargaining agreements and/or unions with 92% of these employees being represented by collective bargaining agreements and/or unions that have expired or will expire in one year. These agreements generally include annual escalations of up to 4.5%. Periodically, certain groups of our employees who are not covered by a collective bargaining agreement consider entering into such an agreement. We also have employment agreements with members of senior management. For discussion on separation programs between the Company and its employees, see Note 9.
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
Other Purchase Obligations — As of March 31, 2017, we had $55.1 million of other purchase obligations representing unfilled purchase orders for aircraft parts, commitments associated with upgrading facilities at our bases and non-cancelable power-

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by-the-hour maintenance commitments. For further details on the non-cancelable power-by-the-hour maintenance commitments, see Note 1.
Other Matters — Although infrequent, aircraft accidents have occurred in the past, and the related losses and liability claims have been covered by insurance subject to deductible, self-insured retention and loss sensitive factors.
Additionally, we became aware of an incident involving another operator of the Sikorsky S-92A in the North Sea in December 2016. The preliminary review suggests a reduction in tail rotor control authority. Subsequent to the accident, Sikorsky issued a number of Air Service Bulletins (ASBs) and the Federal Aviation Administration issued an Emergency Airworthiness Directive (Emergency AD) to enhance inspections and ongoing operational monitoring on the tail rotor pitch change shaft bearing assembly.  We acted immediately in each case to ensure ongoing compliance with the ASBs and Emergency AD across our global fleet. The other operator’s incident remains under investigation by the U.K. Air Accidents Investigation Branch. It is too early to determine whether or not any further action may be required or the impact of this on our future business, financial condition and results of operations.
As previously reported, on April 29, 2016, another helicopter company’s H225 helicopter crashed near Turøy outside of Bergen, Norway. The aircraft was carrying eleven passengers and two crew members at the time of the accident. Thirteen fatalities were reported. The cause of the accident is not yet known and is under investigation by authorities in Norway.
Prior to the accident, we operated a total of 27 H225 model aircraft (including 16 owned and 11 leased) worldwide as follows:
•Five H225 model aircraft registered in Norway;
•Thirteen H225 model aircraft registered in the United Kingdom; and
•Nine H225 model aircraft registered in Australia.
On June 2, 2016, the European Aviation Safety Agency (“EASA”) issued an emergency airworthiness directive, which was subsequently amended on June 3, 2016 and June 9, 2016 (collectively, the “June EASA Airworthiness Directive”), prohibiting flight of H225 and AS332L2 model aircraft. The June EASA Airworthiness Directive by its terms did not apply to military, customs, police, search and rescue, firefighting, coastguard or similar activities or services as those types of services are governed by the member states of EASA directly.
On October 7, 2016, EASA issued a new airworthiness directive effective October 13, 2016 (the “October EASA Airworthiness Directive”) that expressly supersedes the June EASA Airworthiness Directive and details the mandatory actions necessary to permit a return to service of the H225 and AS332L2 model aircraft. In response to the October EASA Airworthiness Directive, the U.K. Civil Aviation Authority (“UK CAA”) immediately issued a statement (the “UK CAA Statement”) confirming that its existing restriction that was evidenced through its safety directive issued in June 2016, prohibiting all commercial flying of these model aircraft remains in effect until further notice. The safety directive issued in June 2016 by the Norway Civil Aviation Agency (“NCAA”) prohibiting commercial operation of the H225 and AS332L2 model aircraft in Norway remains in effect as well. The UK CAA Statement also stated that the UK CAA and NCAA are awaiting further information from the accident investigation before considering any future action.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
A loss contingency is reasonably possible if the contingency has a more than remote but less than probable chance of occurring. Although management believes that there is no clear requirement to pay amounts at this time and that positions exist suggesting that no further amounts are currently due, it is reasonably possible that a loss could occur for which we have estimated a maximum loss at March 31, 2017 to be approximately $5 million to $8 million.
We are a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.
Note 8 — TAXES
The components of deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2017	2016
Deferred tax assets:
Foreign tax credits	$39,554	$41,140
State net operating losses	8,432	—
Net operating losses	97,878	28,695
Accrued pension liability	10,445	13,266
Accrued equity compensation	17,162	17,092
Deferred revenue	1,446	1,749
Employee award programs	4,343	5,098
Employee payroll accruals	5,328	5,099
Inventories	3,111	3,305
Investment in unconsolidated affiliates	17,099	10,863
Other	5,865	4,903
Valuation allowance - foreign tax credits	(31,974)	—
Valuation allowance - state	(8,432)	—
Valuation allowance	(34,321)	(29,373)
Total deferred tax assets	$135,936	$101,837
Deferred tax liabilities:
Property and equipment	$(220,305)	$(202,388)
Inventories	(1,967)	(799)
Investment in unconsolidated affiliates	(28,631)	(38)
Employee programs	(1,033)	(1,360)
Deferred gain	(3,208)	—
Other	(5,371)	(3,390)
Total deferred tax liabilities	$(260,515)	$(207,975)
Net deferred tax liabilities	$(124,579)	$(106,138)
Companies may use foreign tax credits to offset the U.S. income taxes due on income earned from foreign sources. However, the credit that may be claimed for a particular taxable year is limited by the total income tax on the U.S. income tax return as well as by the ratio of foreign source net income in each statutory category to total net income. The amount of creditable foreign taxes available for the taxable year that exceeds the limitation (i.e., “excess foreign tax credits”) may be carried back one year and forward ten years. We have $39.6 million of excess foreign tax credits as of March 31, 2017, of which $6.6 million will expire in 2021, $4.0 million will expire in fiscal year 2022, $0.2 million will expire in fiscal year 2023, $15.6 million will expire in fiscal year 2024 and $13.2 million will expire in fiscal year 2025. In fiscal year 2016, we generated $123.2 million of net operating loss in the U.S. which we carried back to fiscal years 2014 and 2015 and received a cash refund of $27.7 million. The unused losses of $1.6 million after the carryback will expire in 2036. In fiscal year 2017, we generated $124.7 million of net operating loss in the U.S. which we will carryforward to future years; any unused losses will expire in 2037.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. As of March 31, 2017, valuation allowances were $34.3 million for foreign operating loss carryforwards, $8.4 million for state operating loss carryforwards and $32.0 million for foreign tax credits.
The components of income before provision for income taxes for fiscal years 2017, 2016 and 2015 are as follows (in thousands):

	Fiscal Year Ended March 31,
	2017	2016	2015
Domestic	$(147,988)	$(115,277)	$(40,602)
Foreign	3,686	36,046	152,075
Total	$(144,302)	$(79,231)	$111,473
The provision for income taxes for fiscal years 2017, 2016 and 2015 consisted of the following (in thousands):

	Fiscal Year Ended March 31,
	2017	2016	2015
Current:
Domestic	$2,797	$(29,907)	$4
Foreign	17,153	27,317	34,822
	$19,950	$(2,590)	$34,826
Deferred:
Domestic	$24,651	$(4,483)	$(11,358)
Foreign	(12,013)	4,991	(702)
	$12,638	$508	$(12,060)
Total	$32,588	$(2,082)	$22,766
The reconciliation of the U.S. Federal statutory tax rate to the effective income tax rate for the provision for income taxes is shown below:

	Fiscal Year Ended March 31,
	2017	2016	2015
Statutory rate	35.0%	35.0%	35.0%
Net foreign tax on non-U.S. earnings	(0.5)%	(8.4)%	26.3%
Benefit of foreign tax deduction in the U.S.	2.5%	2.6%	—%
Foreign earnings indefinitely reinvested abroad	(1.1)%	15.9%	(47.0)%
Change in valuation allowance	(25.7)%	(25.3)%	4.0%
Foreign earnings that are currently taxed in the U.S.	(28.3)%	(7.9)%	8.7%
Effect of reduction in corporate income tax rate	(0.2)%	1.1%	—%
Goodwill impairment	(1.0)%	(11.8)%	—%
Benefit of current year foreign tax credits	—%	—%	(11.3)%
Tax reserve release	0.6%	0.2%	(0.1)%
Other, net	(3.9)%	1.2%	4.8%
Effective tax rate	(22.6)%	2.6%	20.4%
Our effective income tax rate for fiscal year 2017 is (22.6)% representing the income tax expense rate on a pre-tax net loss for the fiscal year, which was reduced by $37.0 million of tax expense for an increase in valuation allowance.
A portion of our aircraft fleet is owned directly or indirectly by our wholly owned Cayman Island subsidiaries. Our foreign operations combined with our leasing structure provided a material benefit to the effective tax rates for fiscal years 2017, 2016 and 2015. In fiscal year 2017, our unfavorable permanent differences, such as valuation allowances and non-tax deductible goodwill write-off had the effect of increasing our income tax expense and reducing our effective tax rate applied to pre-tax losses. Also, our effective tax rates for fiscal years 2017, 2016 and 2015 benefited from the permanent investment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In fiscal year 2017, our effective tax rate was impacted by valuation allowances of $37.0 million and a change in the mix of geographic earnings in which we experienced U.S. losses offset by taxes in jurisdictions taxed on a deemed profit basis. The current effective tax rate was impacted by the tax effect of the $8.7 million goodwill impairment discussed in Note 1.
In August 2008, certain of our existing and newly created subsidiaries completed intercompany leasing transactions involving eleven aircraft. The tax benefit of this transaction is being recognized over the remaining useful life of the assets, which is approximately 13 years. During each of the fiscal years 2017, 2016 and 2015, this transaction resulted in a $2.4 million, $2.8 million and $2.9 million reduction in our consolidated provision for income taxes, respectively.
Our operations are subject to the jurisdiction of multiple tax authorities, which impose various types of taxes on us, including income, value added, sales and payroll taxes. Determination of taxes owed in any jurisdiction requires the interpretation of related tax laws, regulations, judicial decisions and administrative interpretations of the local tax authority. As a result, we are subject to tax assessments in such jurisdictions including the re-determination of taxable amounts by tax authorities that may not agree with our interpretations and positions taken. The following table summarizes the years open by jurisdiction as of March 31, 2017:

Jurisdiction	Years Open
U.S.	Fiscal year 2014 to present
U.K.	Fiscal year 2016 to present
Nigeria	Fiscal year 2009 to present
Trinidad	Fiscal year 2005 to present
Australia	Fiscal year 2013 to present
Norway	Fiscal year 2014 to present
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
We have analyzed filing positions in the federal, state and foreign jurisdictions where we are required to file income tax returns for all open tax years. We believe that the settlement of any tax contingencies would not have a significant impact on our consolidated financial position, results of operations or liquidity. In fiscal years 2017, 2016 and 2015, we had a net (benefit) provision of $0.2 million, $0.4 million and $0.5 million, respectively, of reserves for tax contingencies primarily related to non-U.S. income tax on foreign leasing operations. Our policy is to accrue interest and penalties associated with uncertain tax positions in our provision for income taxes. In fiscal years 2017, 2016 and 2015, $0.2 million, $0.3 million and $0.4 million, respectively, in interest and penalties were accrued in connection with uncertain tax positions.
As of March 31, 2017 and 2016, we had $1.3 million and $1.1 million, respectively, of unrecognized tax benefits, all of which would have an impact on our effective tax rate, if recognized.
The activity associated with our unrecognized tax benefit during fiscal years 2017 and 2016 is as follows (in thousands):

	Fiscal Year Ended March 31,
	2017	2016
Unrecognized tax benefits – beginning of fiscal year	$1,093	$4,904
Eastern pre-acquisition tax liability	—	(4,193)
Increases for tax positions taken in prior years	1,059	898
Decreases for tax positions taken in prior years	(818)	(188)
Decrease related to statute of limitation expirations	(2)	(328)
Unrecognized tax benefits – end of fiscal year	$1,332	$1,093
Unremitted foreign earnings reinvested abroad upon which U.S. income taxes have not been provided aggregated approximately $717.1 million and $832.1 million as of March 31, 2017 and 2016, respectively. No accrual of income tax has been made for fiscal years 2017 and 2016 related to these indefinitely reinvested earnings as there was no plan in place to repatriate any of these foreign earnings to the U.S. as of the end of the fiscal year. Withholding taxes, if any, upon repatriation would not be significant. We do not currently provide for U.S. deferred taxes on unremitted earnings of our foreign subsidiaries as such earnings are deemed to be permanently reinvested. If such earnings were to be distributed, we could be subject to U.S. taxes, which may

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have a material impact on our results of operations. We cannot practicably estimate the amount of additional taxes that might be payable on unremitted earnings
We receive a tax benefit that is generated by certain employee stock benefit plan transactions. This benefit is recorded directly to additional paid-in-capital on our consolidated balance sheets and does not reduce our effective income tax rate. The tax benefit for fiscal years 2015 totaled approximately $1.6 million, respectively. We did not receive any tax benefits in fiscal years 2017 and 2016 relating to employee stock benefit plan transactions.
Income taxes paid during fiscal years 2017, 2016 and 2015 were $28.1 million, $28.0 million and $34.8 million, respectively.
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
Our contributions to our defined contribution plans were $12.3 million, $14.4 million and $15.2 million for fiscal years 2017, 2016 and 2015, respectively.
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
The closure of the Bristow Norway final salary plan on March 1, 2016 led to a curtailment and settlement of the projected benefit obligations. All active members of the plan were transferred to the new defined contribution for future service and the accrued individual insurance reserves for the beneficiaries was transferred to individual insurance policies.

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

	Fiscal Year Ended March 31,
	2017	2016

	(In thousands)
Change in benefit obligation:
Projected benefit obligation (PBO) at beginning of period	$525,053	$639,299
Service cost	627	8,243
Interest cost	15,330	20,108
Actuarial loss (gain)	73,622	(17,096)
Benefit payments and expenses	(26,456)	(29,836)
Curtailments	—	(12,960)
Settlements	—	(65,799)
Effect of exchange rate changes	(70,990)	(16,906)
Projected benefit obligation (PBO) at end of period	$517,186	$525,053
Change in plan assets:
Market value of assets at beginning of period	$454,946	$539,723
Actual return on assets	71,873	(6,271)
Employer contributions	16,530	32,128
Benefit payments and expenses	(26,456)	(29,836)
Settlements	—	(65,799)
Effect of exchange rate changes	(61,354)	(14,999)
Market value of assets at end of period	$455,539	$454,946
Reconciliation of funded status:
Accumulated benefit obligation (ABO)	$517,186	$524,540
Projected benefit obligation (PBO)	$517,186	$525,053
Fair value of assets	(455,539)	(454,946)
Net recognized pension liability	$61,647	$70,107
Amounts recognized in accumulated other comprehensive loss	$220,396	$235,720

	Fiscal Year Ended March 31,
	2017	2016	2015

	(In thousands)
Components of net periodic pension cost:
Service cost for benefits earned during the period	$627	$8,243	$7,878
Interest cost on PBO	15,330	20,108	26,000
Expected return on assets	(21,697)	(27,208)	(31,020)
Amortization of unrecognized losses	7,266	8,246	6,653
Net periodic pension cost	$1,526	$9,389	$9,511
The amount in accumulated other comprehensive loss as of March 31, 2017 expected to be recognized as a component of net periodic pension cost in fiscal year 2018 is $6.5 million, net of tax, and represents amortization of the net actuarial losses.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Actuarial assumptions used to develop the components of the U.K. plans were as follows:

	Fiscal Year Ended March 31,
	2017	2016	2015
Discount rate	3.30%	3.30%	4.40%
Expected long-term rate of return on assets	5.30%	5.40%	6.29%
Pension increase rate	2.80%	2.80%	3.10%
Actuarial assumptions used to develop the components of the Norway plan were as follows:

	Fiscal Year Ended March 31,
	2016	2015
Discount rate	2.50%	4.25%
Rate of compensation increase	3.50%	4.00%
Social Security increase amount	3.25%	3.75%
Expected return on plan assets	1.50%	2.75%
Pension increase rate	—%	1.75%
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The market value of the plan's assets as of March 31, 2017 and 2016 was allocated between asset classes as follows. Details of target allocation percentages under the Trustee’s investment strategies as of the same dates are also included.

	Target Allocation as of March 31,		Actual Allocation as of March 31,
Asset Category	2017	2016	2017	2016
Equity securities	64.8%	58.3%	51.1%	60.7%
Debt securities	34.8%	31.1%	33.4%	35.9%
Property	—%	—%	—%	0.1%
Other assets	0.4%	10.6%	15.5%	3.3%
Total	100.0%	100.0%	100.0%	100.0%
The following table summarizes, by level within the fair value hierarchy, the plan assets we had as of March 31, 2017, which are valued at fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2017
Cash and cash equivalents	$70,650	$—	$—	$70,650
Equity investments - U.K.	—	47,392	—	47,392
Equity investments - Non-U.K.	—	185,567	—	185,567
Government debt securities	—	80,654	—	80,654
Corporate debt securities	—	71,276	—	71,276
Total investments	$70,650	$384,889	$—	$455,539
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future benefit payments over each of the next five fiscal years from March 31, 2017 and in aggregate for the following five fiscal years after fiscal year 2022, including life assurance premiums, are as follows (in thousands):

Projected Benefit Payments by the Plans for Fiscal Years Ending March 31,	Payments
2018	$19,882
2019	20,382
2020	20,883
2021	21,508
2022	22,008
Aggregate 2023 - 2027	117,417
We expect to fund these payments with our cash contributions to the plans, plan assets and earnings on plan assets. The current estimates of our cash contributions for our pension plans required for fiscal year 2018 are expected to be $15.8 million.
Incentive Compensation
Incentive and Stock Option Plans — Stock–based awards are currently made under the Bristow Group Inc. 2007 Long-Term Incentive Plan (the “2007 Plan”). As of March 31, 2017, a maximum of 10,646,729 shares of Common Stock are reserved, including 4,360,908 shares available for incentive awards under the 2007 Plan. Awards granted under the 2007 Plan may be in the form of stock options, stock appreciation rights, shares of restricted stock, other stock-based awards (payable in cash or our Common Stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants.
In addition, we have the following incentive and stock plans which have awards outstanding as of March 31, 2017, but under which we no longer make grants:

•
The 2004 Stock Incentive Plan (the “2004 Plan”), which provided for awards to officers and key employees in the form of stock options, stock appreciation rights, restricted stock, other stock-based awards or any combination thereof. Options become exercisable at such time or times as determined at the date of grant and expire no more than 10 years after the date of grant.

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

In June 2016, June 2015 and June 2014, the Compensation Committee of our board of directors authorized the grant of stock options, time vested restricted stock and long-term performance cash awards to participating employees. Each of the stock options has a ten-year term and has an exercise price equal to the fair market value (as defined in the 2007 Plan) of our Common Stock on the grant date. The options will vest in annual installments of one-third each, beginning on the first anniversary of the grant date. Restricted stock grants vest at the end of three years. Performance cash awards allow the recipient to receive from 0 to 200% of the target amount at the end of three years depending on how our total shareholder return ranks among a peer group over the performance period. The value of the performance cash awards is calculated on a quarterly basis by comparing the performance of our Common Stock, including any dividends paid since the award date, against the peer group and has a maximum potential payout of $11.4 million, $10.7 million and $11.3 million for the June 2016, June 2015 and June 2014 awards, respectively. The total value of the awards is recognized as compensation expense over a three-year vesting period with the recognition amount being adjusted quarterly. Compensation expense related to the performance cash awards during fiscal years 2017, 2016 and 2015 was $7.0 million, $1.4 million and $14.1 million, respectively. Performance cash compensation expense has been allocated to our various regions.
Total share-based compensation expense, which includes stock options, restricted stock and restricted stock units, was $12.4 million, $21.2 million and $16.4 million for fiscal years 2017, 2016 and 2015, respectively. Stock-based compensation expense is included in general and administrative expense in the consolidated statements of operations and has been allocated to our various regions. As of March 31, 2017 and 2016, there were no non-vested restricted stock units.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 23, 2016, our board of directors approved an amendment and restatement of the 2007 Plan, which was approved by our stockholders on August 3, 2016, that effected each of the following changes: (i) reserved an additional 5,250,000 “shares” (or 2,625,000 full value shares) that, when combined with “shares” remaining available for issuance under the 2007 plan resulted in a total of approximately 6,400,000 “shares” (or approximately 3,200,000 full value shares) available for issuance under the amended and restated 2007 plan, with each option and stock appreciation right granted under the amended and restated 2007 plan counting as one “shares” against such total and with each incentive award that may be settled in common stock counting as two “shares” (or one full value share) against such total; (ii) increased the maximum share-based employee award under the amended and restated 2007 plan from 500,000 full value shares to 1,000,000 full value shares; (iii) set the maximum aggregate compensation and incentive awards that may be provided by the Company in any calendar year to any non-employee member of the board of directors at $1,125,000; and (iv) made other administrative and updating changes.
A summary of our stock option activity for fiscal year 2017 is presented below:

	Weighted Average Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in thousands)
Outstanding at March 31, 2016	$57.74	2,041,442
Granted	16.21	1,024,168
Expired or forfeited	57.79	(222,002)
Outstanding at March 31, 2017	42.78	2,843,608	6.66	$—
Exercisable at March 31, 2017	55.95	1,431,992	4.40	$—
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

The following table shows the assumptions we used to compute the stock-based compensation expense for stock option grants issued during fiscal years 2017, 2016 and 2015.

	Fiscal Year Ended March 31,
	2017	2016	2015
Risk free interest rate	1.07%	1.62%	1.67%
Expected life (years)	5	5	5
Volatility	46.8%	28.1%	30.1%
Dividend yield	2.74%	3.14%	2.06%
Weighted average grant-date fair value of options granted	$2.16	$10.71	$17.17
Unrecognized stock-based compensation expense related to nonvested stock options was approximately $3.8 million as of March 31, 2017, relating to a total of 1,411,616 unvested stock options. We recognize compensation expense on a straight-line basis over the requisite service period for the entire award. We expect to recognize this stock-based compensation expense over a weighted average period of approximately 1.5 years. The total fair value of options vested during fiscal years 2017, 2016 and 2015 was approximately $7.8 million, $7.4 million and $8.9 million, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total intrinsic value, determined as of the date of exercise, of options exercised during fiscal years 2017, 2016 and 2015 was zero, zero and $2.4 million, respectively. The total amount of cash we received from option exercises during fiscal years 2017, 2016 and 2015 was zero, zero and $5.2 million, respectively. The total tax benefit attributable to options exercised during fiscal years 2017, 2016 and 2015 was zero, zero and $0.6 million, respectively.
The excess tax benefits from stock-based compensation for fiscal years 2017, 2016 and 2015 of zero, zero and $1.6 million, respectively, are reported on our consolidated statements of cash flows in financing activities. This represents the reduction in the provision for income taxes otherwise payable during the period attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in current and prior periods.
We have restricted stock awards that cliff vest on the third anniversary from the date of grant provided the grantee is still employed by the Company, subject to our retirement policy.
We record compensation expense for restricted stock awards based on an estimate of the service period related to the awards, which is tied to the future performance of our stock over certain time periods under the terms of the award agreements. The estimated service period is reassessed quarterly. Changes in this estimate may cause the timing of expense recognized in future periods to accelerate. Compensation expense related to awards of restricted stock and restricted stock units for fiscal years 2017, 2016 and 2015 was $8.0 million, $12.9 million and $10.1 million, respectively.
The following is a summary of non-vested restricted stock as of March 31, 2017 and 2016 and changes during fiscal year 2017:

	Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of March 31, 2016	440,856	$65.24
Granted	642,753	10.21
Forfeited	(45,535)	59.78
Vested	(298,581)	42.39
Non-vested as of March 31, 2017	739,493	26.97
Unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $7.1 million as of March 31, 2017, relating to a total of 739,493 unvested restricted stock. We expect to recognize this stock-based compensation expense over a weighted average period of approximately 1.6 years.
The Annual Incentive Compensation Plan provides for an annual award of cash bonuses to key employees based primarily on pre-established objective measures of performance. The bonuses related to this plan were $5.0 million and $19.9 million for fiscal years 2017 and 2015, respectively. There were no bonuses awarded related to this plan during fiscal year 2016.
Additionally, we have a non-qualified deferred compensation plan for our senior executives. Under the terms of the plan, participants can elect to defer a portion of their compensation for distribution at a later date. In addition, we have the discretion to make annual tax deferred contributions to the plan on the participants’ behalf. We contributed $0.6 million, $1.3 million and $1.5 million to this plan in each of fiscal years 2017, 2016 and 2015, respectively. The assets of the plan are held in a rabbi trust and are subject to our general creditors. As of March 31, 2017, the amount held in trust was $3.1 million.

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
Separation Agreements — In March 2015 and May 2016, we offered voluntary separation programs (“VSPs”) to certain employees as part of our ongoing efforts to improve efficiencies and reduce costs. Additionally, beginning in March 2015, we initiated involuntary separation programs (“ISPs”) in certain regions. The expense related to the VSPs and ISPs for the fiscal years 2017, 2016 and 2015 is as follows (in thousands):

	Fiscal Year Ended March 31,
	2017	2016	2015

VSP:
Direct cost	$1,663	$7,664	$—
General and administrative	23	886	—
Total	$1,686	$8,550	$—

ISP:
Direct cost	$5,938	$5,162	$233
General and administrative	9,238	8,788	692
Total	$15,176	$13,950	$925
On April 18, 2016, Mr. Jeremy Akel departed the Company as Senior Vice President and Chief Operating Officer. Mr. Akel and the Company have entered into a Separation Agreement and Release in Full, dated June 7, 2016 to specify the terms of his departure from the Company, pursuant to which he will receive benefits generally consistent with the termination without cause terms set forth in the Bristow Group Inc. Management Severance Benefits Plan for U.S. Employees effective June 4, 2014 and the Amended and Restated Severance Benefits Agreement between Mr. Akel and the Company dated April 20, 2012. Additionally, on July 1, 2016, Ms. Hilary Ware departed the Company as Senior Vice President and Chief Administration Officer. Ms. Ware and the Company have entered into a Separation Agreement and Release in Full, dated July 14, 2016 to specify the terms of her departure from the Company, pursuant to which she will receive benefits generally consistent with the termination without cause terms set forth in the Bristow Group Inc. Management Severance Benefits Plan for U.S. Employees effective June 4, 2014 and the Amended and Restated Severance Benefits Agreement between Ms. Ware and the Company dated November 4, 2010. We recognized compensation expense related to the departure of Mr. Akel and Ms. Ware during fiscal year 2017 included in the table above.
During fiscal year 2015, we recognized $0.9 million in severance expense included in direct costs and general and administrative expense in our Americas region, primarily as a result of our planned closure of our Alaska operations. Also, during fiscal year 2015, we recognized approximately $5.5 million in compensation expense (including expenses recorded for the acceleration of unvested stock options and restricted stock), included in general and administrative expense, related to the separation between us and officers. These expenses are not included in the table above.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — STOCKHOLDERS’ INVESTMENT, EARNINGS PER SHARE AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Stockholders’ Investment
Common Stock — The total number of authorized shares of our Common Stock reserved as of March 31, 2017 was 7,946,425. These shares are reserved in connection with our stock-based compensation plans.
The following is a summary of changes in outstanding shares of Common Stock for the years ended March 31, 2017 and 2016:

	Shares	Weighted Average Price Per Share
Outstanding as of March 31, 2015	34,838,374
Issuance of restricted stock	138,369	$45.69
Outstanding as of March 31, 2016	34,976,743
Issuance of restricted stock	237,248	$17.41
Outstanding as of March 31, 2017	35,213,991
Restrictions on Foreign Ownership of Common Stock — Under the Federal Aviation Act, it is unlawful to operate certain aircraft for hire within the U.S. unless such aircraft are registered with the Federal Aviation Administration (the “FAA”) and the FAA has issued an operating certificate to the operator. As a general rule, aircraft may be registered under the Federal Aviation Act only if the aircraft are owned or controlled by one or more citizens of the U.S. and an operating certificate may be granted only to a citizen of the U.S. For purposes of these requirements, a corporation is deemed to be a citizen of the U.S. only if, among other things, at least 75% of its voting interests are owned or controlled by U.S. citizens. If persons other than U.S. citizens should come to own or control more than 25% of our voting interest or if any other requirements are not met, we have been advised that our aircraft may be subject to deregistration under the Federal Aviation Act, and we may lose our ability to operate within the U.S. Deregistration of our aircraft for any reason, including foreign ownership in excess of permitted levels, would have a material adverse effect on our ability to conduct operations within our North America and Bristow Academy business units. Therefore, our organizational documents currently provide for the automatic suspension of voting rights of shares of our Common Stock owned or controlled by non-U.S. citizens, and our right to redeem those shares, to the extent necessary to comply with these requirements. As of March 31, 2017, approximately 5,203,000 shares of our Common Stock were held by persons with foreign addresses. These shares represented approximately 15% of our total outstanding common shares as of March 31, 2017. Our foreign ownership may fluctuate on each trading day because our Common Stock is publicly traded.
Dividends — We paid quarterly dividends of $0.07 per share during each quarter of fiscal year 2017, quarterly dividends of $0.34 per share during the first, second and third quarters of fiscal year 2016 and $0.07 per share during the fourth quarter of fiscal year 2016 and quarterly dividends of $0.32 per share during each quarter of fiscal year 2015. On May 18, 2017, our board of directors approved a dividend of $0.07 per share of Common Stock, payable on June 22, 2017 to shareholders of record on June 7, 2017. For fiscal years 2017, 2016 and 2015, we paid dividends totaling $9.8 million, $38.1 million and $45.1 million, respectively, to our stockholders. The declaration of future dividends is at the discretion of our board of directors and subject to our results of operations, financial condition, cash requirements and other factors and restrictions under applicable law and our debt instruments.
Share Repurchases — We did not repurchase any shares of Common Stock during fiscal years 2017 and 2016. During fiscal years 2015, we repurchased 1,160,940 shares of our Common Stock for $80.8 million. As of November 4, 2016, the $150.0 million of remaining repurchase authority previously authorized by our board of directors expired and was not renewed. In addition, covenants in our credit agreements restrict our ability to repurchase our Common Stock. Shares outstanding used to calculate earnings per share during fiscal year 2015 reflect the repurchase of shares when they were delivered.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings per Share
Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per common share excludes options to purchase shares and restricted stock awards, which were outstanding during the period but were anti-dilutive, as follows:

	Fiscal Year Ended March 31,
	2017	2016	2015
Options:
Outstanding	1,815,020	1,194,783	682,800
Weighted average exercise price	$31.98	$62.11	$69.04
Restricted stock awards:
Outstanding	541,014	286,804	—
Weighted average price	$26.76	$37.27	$—
The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended March 31,
	2017	2016	2015
Earnings (in thousands):
Income (loss) available to common stockholders	$(170,536)	$(73,940)	$84,300
Shares:
Weighted average number of common shares outstanding – basic	35,044,040	34,893,844	35,193,480
Net effect of dilutive stock options, restricted stock units and restricted stock awards based on the treasury stock method	—	—	335,125
Weighted average number of common shares outstanding – diluted	35,044,040	34,893,844	35,528,605
Basic earnings (loss) per common share	$(4.87)	$(2.12)	$2.40
Diluted earnings (loss) per common share	$(4.87)	$(2.12)	$2.37
Accumulated Other Comprehensive Income
The following table sets forth the changes in the balances of each component of accumulated other comprehensive income:

	Currency Translation Adjustments	Pension Liability Adjustments (1)	Total
Outstanding as of March 31, 2014	$57,812	$(214,318)	$(156,506)
Other comprehensive income before reclassification	(76,845)	(42,301)	(119,146)
Reclassified from accumulated other comprehensive income	—	5,323	5,323
Net current period other comprehensive income	(76,845)	(36,978)	(113,823)
Foreign exchange rate impact	(20,033)	20,033	—
Outstanding as of March 31, 2015	(39,066)	(231,263)	(270,329)
Other comprehensive income before reclassification	(20,195)	(5,583)	(25,778)
Reclassified from accumulated other comprehensive income	—	6,288	6,288
Net current period other comprehensive income	(20,195)	705	(19,490)
Foreign exchange rate impact	(8,104)	8,104	—
Outstanding as of March 31, 2016	(67,365)	(222,454)	(289,819)
Other comprehensive income before reclassification	(26,947)	(17,142)	(44,089)
Reclassified from accumulated other comprehensive income	—	5,631	5,631
Net current period other comprehensive income	(26,947)	(11,511)	(38,458)
Foreign exchange rate impact	(55,409)	55,409	—
Outstanding as of March 31, 2017	$(149,721)	$(178,556)	$(328,277)
_______________
(1) Reclassification of amounts related to pension liability adjustments were included as a component of net periodic pension cost.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — SEGMENT INFORMATION
We conduct our business in one segment: Industrial Aviation Services. The Industrial Aviation Services segment operations are conducted primarily through four regions as follows: Europe Caspian, Africa, Americas and Asia Pacific. The Europe Caspian region comprises all our operations and affiliates in Europe and Central Asia, including Norway, the U.K. and Turkmenistan. The Africa region comprises all our operations and affiliates on the African continent, including Nigeria, Tanzania and Egypt. The Americas region comprises all our operations and affiliates in North America and South America, including Brazil, Canada, Guyana, Suriname, Trinidad and the U.S. Gulf of Mexico. The Asia Pacific region comprises all our operations and affiliates in Australia and Southeast Asia, including Malaysia and Sakhalin. Additionally, we operate a training unit, Bristow Academy, which is included in Corporate and other.
The following tables show region information for fiscal years 2017, 2016 and 2015, and as of March 31, 2017 and 2016, where applicable, reconciled to consolidated totals, and prepared on the same basis as our consolidated financial statements (in thousands):

	Fiscal Year Ended March 31,
	2017	2016	2015
Region gross revenue from external clients:
Europe Caspian	$734,344	$858,144	$883,992
Africa	204,522	255,254	347,272
Americas	217,500	283,565	346,085
Asia Pacific	233,902	296,840	257,351
Corporate and other	10,234	21,710	23,969
Total region gross revenue	$1,400,502	$1,715,513	$1,858,669
Intra-region gross revenue:
Europe Caspian	$6,722	$5,708	$7,444
Africa	—	2	—
Americas	4,465	7,834	6,003
Asia Pacific	1	2	254
Corporate and other	332	2,209	3,048
Total intra-region gross revenue	$11,520	$15,755	$16,749
Consolidated gross revenue reconciliation:
Europe Caspian	$741,066	$863,852	$891,436
Africa	204,522	255,256	347,272
Americas	221,965	291,399	352,088
Asia Pacific	233,903	296,842	257,605
Corporate and other	10,566	23,919	27,017
Intra-region eliminations	(11,520)	(15,755)	(16,749)
Total consolidated gross revenue	$1,400,502	$1,715,513	$1,858,669

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended March 31,
	2017	2016	2015
Earnings from unconsolidated affiliates, net of losses – equity method investments:
Europe Caspian (1)	$273	$310	$1,107
Americas	5,207	(2,117)	(4,946)
Corporate and other	(603)	—	—
Total earnings (loss) from unconsolidated affiliates, net of losses – equity method investments	$4,877	$(1,807)	$(3,839)
Consolidated operating income (loss) reconciliation:
Europe Caspian	$13,840	$50,406	$128,543
Africa	30,179	19,702	91,758
Americas	4,224	34,463	79,176
Asia Pacific	(20,870)	4,073	12,455
Corporate and other	(104,616)	(118,796)	(130,209)
Gain (loss) on disposal of assets	(14,499)	(30,693)	(35,849)
Total consolidated operating income (loss)	$(91,742)	$(40,845)	$145,874
Capital expenditures:
Europe Caspian	$44,024	$127,072	$192,689
Africa	4,575	1,386	1,330
Americas	8,275	92,418	124,854
Asia Pacific	15,086	23,745	23,077
Corporate and other (2)	63,150	127,754	259,884
Total capital expenditures	$135,110	$372,375	$601,834
Depreciation and amortization:
Europe Caspian	$39,511	$41,509	$37,830
Africa	16,664	29,337	17,333
Americas	32,727	36,371	34,617
Asia Pacific	19,091	20,526	23,450
Corporate and other	10,755	9,069	1,063
Total depreciation and amortization (3)	$118,748	$136,812	$114,293

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,
	2017	2016
Identifiable assets:
Europe Caspian	$1,091,536	$1,067,647
Africa	325,719	304,081
Americas	809,071	884,455
Asia Pacific	433,614	426,677
Corporate and other (4)	453,907	580,085
Total identifiable assets	$3,113,847	$3,262,945

	March 31,
	2017	2016
Investments in unconsolidated affiliates – equity method investments:
Europe Caspian	$257	$298
Americas	200,362	183,990
Corporate and other	3,257	4,378
Total investments in unconsolidated affiliates – equity method investments	$203,876	$188,666
_______________

(1)	On November 21, 2014, we sold our 50% interest in HCA. See Note 3 for details on the sale of HCA.

(2)	Includes $39.5 million, $84.8 million and $232.3 million of construction in progress payments that were not allocated to business units in fiscal years 2017, 2016 and 2015, respectively.

(3)
Includes accelerated depreciation expense of $10.4 million during fiscal year 2017 related to aircraft where management made the decision to exit certain model types earlier than originally anticipated in our Europe Caspian, Americas and Africa regions of $0.5 million, $3.9 million and $6.0 million, respectively. We recorded accelerated depreciation expense of $28.7 million during fiscal year 2016 related to aircraft where management made the decision to exit certain model types earlier than originally anticipated in our Europe Caspian, Americas, Africa and Asia Pacific regions of $0.6 million, $6.0 million, $16.8 million and $5.3 million, respectively. We recorded accelerated depreciation expense of $10.4 million during fiscal year 2015 related to aircraft where management made the decision to exit certain model types earlier than originally anticipated in our Americas, Africa and Asia Pacific regions of $2.5 million, $1.9 million and $6.0 million. For further details, see Note 4.

(4)
Includes $199.3 million and $307.4 million of construction in progress within property and equipment on our consolidated balance sheets as of March 31, 2017 and 2016, respectively, which primarily represents progress payments on aircraft and facilities under construction to be delivered in future periods.

We attribute revenue to various countries based on the location where services are actually performed. Long-lived assets consist primarily of helicopters and fixed wing aircraft and are attributed to various countries based on the physical location of the asset at a given fiscal year-end. Information by geographic area is as follows (in thousands):

	Fiscal Year Ended March 31,
	2017	2016	2015
Gross revenue:
United Kingdom	$510,796	$587,493	$616,191
Norway	218,848	225,807	266,186
Australia	216,562	272,407	228,774
Nigeria	204,521	246,449	327,164
United States	87,234	158,901	222,661
Canada	61,877	61,257	61,713
Trinidad	57,531	55,423	59,073
Falkland Islands	1,935	44,724	9,172
Other countries	41,198	63,052	67,735
	$1,400,502	$1,715,513	$1,858,669

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,
	2017	2016
Long-lived assets:
United Kingdom	$600,948	$577,810
Australia	317,944	305,933
United States	298,804	292,324
Norway	268,892	171,948
Nigeria	228,863	184,440
Canada	204,842	180,665
Trinidad	118,058	113,768
Other countries	16,738	149,004
Construction in progress primarily attributable to aircraft (1)	199,275	307,360
	$2,254,364	$2,283,252
_______________

(1)	These costs have been disclosed separately as the physical location where the aircraft will ultimately be operated is subject to change.
During fiscal year 2017, we conducted operations in over 10 countries. Due to the nature of our principal assets, aircraft are regularly and routinely moved between operating areas (both domestic and foreign) to meet changes in market and operating conditions. During fiscal years 2017, 2016 and 2015, the aggregate activities of one major integrated oil and gas company accounted for 9%, 11% and 12%, respectively, of our consolidated gross revenue. One other client accounted for 10% or more of our consolidated gross revenue during fiscal years 2017 and 2016. During fiscal year 2017, our top ten clients accounted for 63% of consolidated gross revenue.

Note 12 — QUARTERLY FINANCIAL INFORMATION (Unaudited)

	Fiscal Quarter Ended
	June 30(1)(2)	September 30 (3)(4)	December 31 (5)(6)	March 31 (7)(8)

	(In thousands, except per share amounts)
Fiscal year 2017
Gross revenue	$369,398	$357,467	$337,443	$336,194
Operating loss (9)	(26,235)	(26,882)	(19,097)	(19,528)
Net loss attributable to Bristow Group (9)	(40,772)	(29,797)	(21,927)	(78,040)
Loss per share:
Basic	$(1.17)	$(0.85)	$(0.62)	$(2.22)
Diluted	$(1.17)	$(0.85)	$(0.62)	$(2.22)
Fiscal year 2016
Gross revenue	$466,996	$446,911	$419,887	$381,719
Operating income (loss) (9)	4,834	(29,833)	22,077	(37,923)
Net income (loss) attributable to Bristow Group (9)	(3,257)	(47,132)	3,202	(25,255)
Earnings (loss) per share:
Basic	$(0.27)	$(1.21)	$0.09	$(0.72)
Diluted	$(0.27)	$(1.21)	$0.09	$(0.72)
_______________

(1)
Operating loss, net loss and diluted loss per share for the fiscal quarter ended June 30, 2016 included: (a) a negative impact of $6.6 million, $4.3 million, and $0.12, respectively, from organizational restructuring costs to increase efficiency and reduced costs across the organization and (b) a negative impact of $6.9 million, $4.5 million and $0.13, respectively, due to fleet changes that resulted in additional depreciation expense. Net loss and diluted loss per share for the fiscal quarter ended June 30, 2016 included a negative impact of $13.2 million and $0.38, respectively, due to tax valuation allowances.

(2)
Operating income, net loss and diluted loss per share for the fiscal quarter ended June 30, 2015 included: (a) a negative impact of $8.0 million, $5.6 million and $0.16, respectively, from severance expense related to separation programs designed to increase efficiency and reduce costs across the organization, (b) a negative impact of $10.5 million, $7.9 million and $0.23 due to fleet changes that resulted in additional depreciation expense and (c) a negative impact of $5.4 million, $3.5 million and $0.10, respectively, due to impairment charges on inventory. Diluted loss per share for the fiscal quarter ended June 30, 2015 was impacted by a negative impact of $0.18 due to the accretion of redeemable noncontrolling interests.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)
Operating loss, net loss and diluted loss per share for the fiscal quarter ended September 30, 2016 included: (a) a negative impact of $10.7 million, $7.3 million, and $0.21, respectively, from organizational restructuring costs to increase efficiency and reduced costs across the organization, (b) a negative impact of $1.3 million, $0.9 million and $0.02, respectively, due to fleet changes that resulted in additional depreciation expense and (c) a negative impact of $7.6 million, $5.3 million and $0.15, respectively, due to impairment charges on inventory. Net loss and diluted loss per share for the fiscal quarter ended September 30, 2016 included a negative impact of $2.5 million and $0.07, respectively, due to tax valuation allowances.

(4)
Operating loss, net loss and diluted loss per share for the fiscal quarter ended September 30, 2015 included: (a) a negative impact of $5.7 million, $4.2 million and $0.12, respectively, from severance expense related to separation programs designed to increase efficiency and reduce costs across the organization, (b) a negative impact of $10.5 million, $7.9 million and $0.22 due to fleet changes that resulted in additional depreciation expense and (c) a negative impact of $22.3 million, $25.6 million and $0.73, respectively, due to impairment of goodwill related to our Bristow Norway and Bristow Academy reporting units. Diluted loss per share for the fiscal quarter ended September 30, 2015 was positively impacted by $0.14 due to the accretion of redeemable noncontrolling interests.

(5)
Operating loss, net loss and diluted loss per share for the fiscal quarter ended December 31, 2016 included: (a) a negative impact of $0.8 million, $0.6 million, and $0.02, respectively, from organizational restructuring costs to increase efficiency and reduced costs across the organization, (b) a negative impact of $1.1 million, $0.8 million and $0.02, respectively, due to fleet changes that resulted in additional depreciation expense and (c) a negative impact of $8.7 million, $7.9 million and $0.22, respectively, due to impairment of goodwill related to Eastern Airways. Net loss and diluted loss per share for the fiscal quarter ended December 31, 2016 included a negative impact of $3.7 million and $0.10, respectively, due to tax valuation allowances.

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

(7)
Operating loss, net loss and diluted loss per share for the fiscal quarter ended March 31, 2017 included: (a) a negative impact of $2.8 million, $2.1 million, and $0.06, respectively, from organizational restructuring costs to increase efficiency and reduced costs across the organization, (b) a negative impact of $1.1 million, $0.7 million and $0.02, respectively, due to fleet changes that resulted in additional depreciation expense and (c) a positive impact of $5.9 million, $5.9 million and $0.17, respectively, from the reversal of Airnorth contingent consideration. Net loss and diluted loss per share for the fiscal quarter ended March 31, 2017 included a negative impact of $40.0 million and $1.14, respectively, due to tax items that include a one-time non-cash tax effect from repositioning of certain aircraft from one tax jurisdiction to another related to recent financing transactions and the valuation of deferred tax assets.

(8)
Operating loss, net loss and diluted loss per share for the fiscal quarter ended March 31, 2016 included: (a) a negative impact of $5.9 million, $2.3 million and $0.07, respectively, from organizational restructuring costs to increase efficiency and reduced costs across the organization and (b) a negative impact of $3.6 million, $3.2 million and $0.09 due to fleet changes that resulted in additional depreciation expense and (c) a negative impact of $27.4 million, $15.7 million and $0.44, respectively, due to impairment of goodwill related to our Africa region and impairment of goodwill and intangibles for Eastern Airways. Net loss and diluted loss per share for the fiscal quarter ended March 31, 2016 included a negative impact of $5.1 million and $0.14, respectively, due to tax valuation allowances.

(9)
The fiscal quarters ended June 30, September 30 and December 31, 2016, and March 31, 2017 included $10.0 million, $2.2 million, $0.9 million and $1.4 million, respectively, in loss on disposal of assets included in operating loss which also increased (decreased) net loss by $(6.8) million, $(1.5) million, $1.1 million and $(0.8) million, respectively, and diluted loss per share by $(0.19), $(0.04), $0.03 and $(0.02), respectively. The fiscal quarters ended June 30, September 30 and December 31, 2015, and March 31, 2016 included $7.7 million, $14.0 million, $2.2 million and $6.8 million, respectively in loss on disposal of assets included in operating income (loss) which also decreased net income (loss) by $5.9 million, $10.8 million, $1.7 million and $3.7 million, respectively, and diluted earnings (loss) per share by $0.17, $0.31, $0.05 and $0.10, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
In connection with the issuance of the 6 ¼% Senior Notes and the 3% Convertible Senior Notes (which we repurchased during fiscal year 2016), the Guarantor Subsidiaries fully, unconditionally, jointly and severally guaranteed the payment obligations under these notes. As part of the Eighth Amendment to our Amended and Restated Credit Agreement, Bristow Academy, Inc. became a Guarantor Subsidiary. Therefore, Bristow Academy, Inc. is presented as a Guarantor Subsidiary for fiscal year 2017 in the following supplemental consolidating financial statements. Further, Bristow U.S. Leasing LLC, a new U.S. subsidiary of the Company created in fiscal year 2017, also is presented as Guarantor Subsidiaries for fiscal year 2017 in the following supplemental consolidating financial statements.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Operations
Fiscal Year Ended March 31, 2017

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue:
Gross revenue	$—	$170,306	$1,230,196	$—	$1,400,502
Intercompany revenue	—	114,196	—	(114,196)	—
	—	284,502	1,230,196	(114,196)	1,400,502
Operating expense:
Direct cost and reimbursable expense	77	202,974	951,246	—	1,154,297
Intercompany expenses	—	—	114,196	(114,196)	—
Depreciation and amortization	9,513	51,784	57,451	—	118,748
General and administrative	64,278	23,055	108,034	—	195,367
	73,868	277,813	1,230,927	(114,196)	1,468,412

Loss on impairment	—	(4,761)	(11,517)	—	(16,278)
Gain (loss) on disposal of assets	—	(15,576)	1,077	—	(14,499)
Earnings from unconsolidated affiliates, net of losses	(28,119)	—	6,903	28,161	6,945
Operating loss	(101,987)	(13,648)	(4,268)	28,161	(91,742)

Interest expense, net	(43,581)	(3,480)	(2,858)	—	(49,919)
Other income (expense), net	1,257	3,883	(7,781)	—	(2,641)

Loss before (provision) benefit for income taxes	(144,311)	(13,245)	(14,907)	28,161	(144,302)
Allocation of consolidated income taxes	(26,175)	(10,862)	4,449	—	(32,588)
Net loss	(170,486)	(24,107)	(10,458)	28,161	(176,890)
Net (income) loss attributable to noncontrolling interests	(50)	—	6,404	—	6,354
Net loss attributable to Bristow Group	$(170,536)	$(24,107)	$(4,054)	$28,161	$(170,536)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
Fiscal Year Ended March 31, 2017

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

		(In thousands)
Net loss	$(170,486)	$(24,107)	$(10,458)	$28,161	$(176,890)
Other comprehensive income (loss):
Currency translation adjustments	—	388	209,065	(231,089)	(21,636)
Pension liability adjustment	—	—	(11,511)	—	(11,511)
Total comprehensive income (loss)	(170,486)	(23,719)	187,096	(202,928)	(210,037)

Net (income) loss attributable to noncontrolling interests	(50)	—	6,404	—	6,354
Currency translation adjustments attributable to noncontrolling interests	—	—	(5,311)	—	(5,311)
Total comprehensive income attributable to noncontrolling interests	(50)	—	1,093	—	1,043
Total comprehensive income (loss) attributable to Bristow Group	$(170,536)	$(23,719)	$188,189	$(202,928)	$(208,994)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Balance Sheet
As of March 31, 2017

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$3,382	$299	$92,975	$—	$96,656
Accounts receivable	76,383	288,235	212,900	(370,603)	206,915
Inventories	—	34,721	90,190	—	124,911
Assets held for sale	—	30,716	7,530	—	38,246
Prepaid expenses and other current assets	3,237	4,501	43,856	(10,451)	41,143
Total current assets	83,002	358,472	447,451	(381,054)	507,871

Intercompany investment	2,491,631	104,435	126,296	(2,722,362)	—
Investment in unconsolidated affiliates	—	—	210,162	—	210,162
Intercompany notes receivable	306,641	37,633	39,706	(383,980)	—
Property and equipment - at cost:
Land and buildings	4,806	62,114	164,528	—	231,448
Aircraft and equipment	151,005	1,199,073	1,272,623	—	2,622,701
	155,811	1,261,187	1,437,151	—	2,854,149
Less – Accumulated depreciation and amortization	(29,099)	(258,225)	(312,461)	—	(599,785)
	126,712	1,002,962	1,124,690	—	2,254,364
Goodwill	—	—	19,798	—	19,798
Other assets	18,770	2,139	100,743	—	121,652
Total assets	$3,026,756	$1,505,641	$2,068,846	$(3,487,396)	$3,113,847

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$231,841	$70,434	$151,382	$(355,442)	$98,215
Accrued liabilities	61,791	17,379	132,704	(25,628)	186,246
Deferred taxes	(1,272)	2,102	—	—	830
Short-term borrowings and current maturities of long-term debt	79,053	17,432	34,578	—	131,063
Contingent consideration	—	—	—	—	—
Total current liabilities	371,413	107,347	318,664	(381,070)	416,354

Long-term debt, less current maturities	763,325	284,710	102,921	—	1,150,956
Intercompany notes payable	70,689	226,091	87,200	(383,980)	—
Accrued pension liabilities	—	—	61,647	—	61,647
Other liabilities and deferred credits	11,597	6,229	11,073	—	28,899
Deferred taxes	112,716	40,344	1,813	—	154,873
Redeemable noncontrolling interests	—	—	6,886	—	6,886
Stockholders’ investment:
Common stock	379	20,028	115,317	(135,345)	379
Additional paid-in-capital	809,995	29,387	284,048	(313,435)	809,995
Retained earnings	991,906	791,117	819,987	(1,611,104)	991,906
Accumulated other comprehensive income (loss)	78,306	388	255,491	(662,462)	(328,277)
Treasury shares	(184,796)	—	—	—	(184,796)
Total Bristow Group stockholders’ investment	1,695,790	840,920	1,474,843	(2,722,346)	1,289,207
Noncontrolling interests	1,226	—	3,799	—	5,025
Total stockholders’ investment	1,697,016	840,920	1,478,642	(2,722,346)	1,294,232
Total liabilities, redeemable noncontrolling interests and stockholders’ investment	$3,026,756	$1,505,641	$2,068,846	$(3,487,396)	$3,113,847

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended March 31, 2017

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash provided by (used in) operating activities	$(101,676)	$18,359	$94,019	$—	$10,702

Cash flows from investing activities:
Capital expenditures	(16,544)	(25,756)	(92,810)	—	(135,110)
Proceeds from asset dispositions	—	16,346	2,125	—	18,471
Deposit received on asset held for sale	—	290	—	—	290
Net cash used in investing activities	(16,544)	(9,120)	(90,685)	—	(116,349)

Cash flows from financing activities:
Proceeds from borrowings	300,600	309,889	97,778	—	708,267
Payment of contingent consideration	—	—	(10,000)	—	(10,000)
Debt issuance costs	(2,925)	(4,199)	(886)	—	(8,010)
Repayment of debt	(533,500)	(5,016)	(31,812)	—	(570,328)
Partial prepayment of put/call obligation	(49)	—	—	—	(49)
Dividends paid to noncontrolling interest	—	—	(2,533)	—	(2,533)
Dividends paid	13,780	(21,226)	(2,385)	—	(9,831)
Increases (decreases) in cash related to intercompany advances and debt	308,455	(291,781)	(16,674)	—	—
Net cash provided by (used in) financing activities	86,361	(12,333)	33,488	—	107,516
Effect of exchange rate changes on cash and cash equivalents	—	—	(9,523)	—	(9,523)
Net increase (decrease) in cash and cash equivalents	(31,859)	(3,094)	27,299	—	(7,654)
Cash and cash equivalents at beginning of period	35,241	3,393	65,676	—	104,310
Cash and cash equivalents at end of period	$3,382	$299	$92,975	$—	$96,656

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Income
Fiscal Year Ended March 31, 2016

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue:
Gross revenue	$—	$229,499	$1,486,014	$—	$1,715,513
Intercompany revenue	—	87,673	—	(87,673)	—
	—	317,172	1,486,014	(87,673)	1,715,513
Operating expense:
Direct cost and reimbursable expense	320	192,500	1,116,545	—	1,309,365
Intercompany expenses	—	—	87,673	(87,673)	—
Depreciation and amortization	7,137	60,312	69,363	—	136,812
General and administrative	68,787	27,440	128,418	—	224,645
	76,244	280,252	1,401,999	(87,673)	1,670,822

Loss on impairment	—	(7,264)	(47,840)	—	(55,104)
Loss on disposal of assets	—	(21,579)	(9,114)	—	(30,693)
Earnings from unconsolidated affiliates, net of losses	1,271	—	220	(1,230)	261
Operating income (loss)	(74,973)	8,077	27,281	(1,230)	(40,845)

Interest expense, net	(30,167)	(3,859)	(102)	—	(34,128)
Other income (expense), net	400	499	(5,157)	—	(4,258)

Income (loss) before (provision) benefit for income taxes	(104,740)	4,717	22,022	(1,230)	(79,231)
Allocation of consolidated income taxes	32,355	(3,546)	(26,727)	—	2,082
Net income (loss)	(72,385)	1,171	(4,705)	(1,230)	(77,149)
Net (income) loss attributable to noncontrolling interests	(57)	—	4,764	—	4,707
Net income (loss) attributable to Bristow Group	(72,442)	1,171	59	(1,230)	(72,442)
Accretion of redeemable noncontrolling interests	—	—	(1,498)	—	(1,498)
Net income (loss) attributable to common stockholders	$(72,442)	$1,171	$(1,439)	$(1,230)	$(73,940)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
Fiscal Year Ended March 31, 2016

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

		(In thousands)
Net income (loss)	$(72,385)	$1,171	$(4,705)	$(1,230)	$(77,149)
Other comprehensive income (loss):
Currency translation adjustments	2	—	(186,812)	165,206	(21,604)
Pension liability adjustment	—	—	705	—	705
Total comprehensive income (loss)	(72,383)	1,171	(190,812)	163,976	(98,048)

Net (income) loss attributable to noncontrolling interests	(57)	—	4,764	—	4,707
Currency translation adjustment attributable to noncontrolling interest	—	—	1,409	—	1,409
Total comprehensive income (loss) attributable to noncontrolling interests	(57)	—	6,173	—	6,116
Total comprehensive income (loss) attributable to Bristow Group	(72,440)	1,171	(184,639)	163,976	(91,932)
Accretion of redeemable noncontrolling interests	—	—	(1,498)	—	(1,498)
Total comprehensive (income) loss attributable to common stockholders	$(72,440)	$1,171	$(186,137)	$163,976	$(93,430)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Balance Sheet
As of March 31, 2016

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$35,241	$3,393	$65,676	$—	$104,310
Accounts receivable	768,641	353,729	373,963	(1,247,016)	249,317
Inventories	—	37,185	105,318	—	142,503
Assets held for sale	—	38,771	5,012	—	43,783
Prepaid expenses and other current assets	5,048	(1,843)	49,978	—	53,183
Total current assets	808,930	431,235	599,947	(1,247,016)	593,096

Intercompany investment	2,207,516	104,435	145,168	(2,457,119)	—
Investment in unconsolidated affiliates	—	—	194,952	—	194,952
Intercompany notes receivable	153,078	13,787	3,600	(170,465)	—
Property and equipment - at cost:
Land and buildings	4,776	63,976	184,346	—	253,098
Aircraft and equipment	137,751	1,142,829	1,289,997	—	2,570,577
	142,527	1,206,805	1,474,343	—	2,823,675
Less – Accumulated depreciation and amortization	(23,556)	(238,644)	(278,223)	—	(540,423)
	118,971	968,161	1,196,120	—	2,283,252
Goodwill	—	—	29,990	—	29,990
Other assets	48,190	743	112,722	—	161,655
Total assets	$3,336,685	$1,518,361	$2,282,499	$(3,874,600)	$3,262,945

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$208,230	$475,118	$296,860	$(883,242)	$96,966
Accrued liabilities	26,886	31,371	401,031	(257,683)	201,605
Deferred taxes	88	1,914	(121)	—	1,881
Short-term borrowings and current maturities of long-term debt	25,678	—	34,716	—	60,394
Contingent consideration	—	—	29,522	—	29,522
Total current liabilities	260,882	508,403	762,008	(1,140,925)	390,368

Long-term debt, less current maturities	1,047,150	—	24,428	—	1,071,578
Intercompany notes payable	—	108,952	81,422	(190,374)	—
Accrued pension liabilities	—	—	70,107	—	70,107
Other liabilities and deferred credits	12,278	6,935	14,060	—	33,273
Deferred taxes	147,631	3,670	20,953	—	172,254
Redeemable noncontrolling interest	—	—	15,473	—	15,473
Stockholders’ investment:
Common stock	377	4,996	130,348	(135,344)	377
Additional paid-in-capital	801,173	9,291	284,048	(293,339)	801,173
Retained earnings	1,172,273	876,114	807,131	(1,683,245)	1,172,273
Accumulated other comprehensive income (loss)	78,306	—	63,248	(431,373)	(289,819)
Treasury shares	(184,796)	—	—	—	(184,796)
Total Bristow Group stockholders’ investment	1,867,333	890,401	1,284,775	(2,543,301)	1,499,208
Noncontrolling interests	1,411	—	9,273	—	10,684
Total stockholders’ investment	1,868,744	890,401	1,294,048	(2,543,301)	1,509,892
Total liabilities, redeemable noncontrolling interest and stockholders’ investment	$3,336,685	$1,518,361	$2,282,499	$(3,874,600)	$3,262,945

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended March 31, 2016

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash provided by (used in) operating activities	$(96,497)	$104,989	$107,534	$—	$116,026

Cash flows from investing activities:
Capital expenditures	(31,223)	(239,773)	(101,379)	—	(372,375)
Proceeds from asset dispositions	—	50,780	9,255	—	60,035
Investment in unconsolidated affiliates	—	—	(4,410)	—	(4,410)
Net cash used in investing activities	(31,223)	(188,993)	(96,534)	—	(316,750)

Cash flows from financing activities:
Proceeds from borrowings	908,225	—	20,577	—	928,802
Payment of contingent consideration	—	—	(9,453)	—	(9,453)
Debt issuance costs	(5,139)	—	—	—	(5,139)
Repayment of debt and debt redemption premiums	(649,650)	—	(27,353)	—	(677,003)
Partial prepayment of put/call obligation	(55)	—	—	—	(55)
Acquisition of noncontrolling interest	—	—	(7,309)	—	(7,309)
Dividends to noncontrolling interest	—	—	(153)	—	(153)
Dividends paid	(38,076)	—	—	—	(38,076)
Increases (decreases) in cash related to intercompany advances and debt	(52,470)	86,513	(34,043)	—	—
Net cash provided by (used in) financing activities	162,835	86,513	(57,734)	—	191,614
Effect of exchange rate changes on cash and cash equivalents	—	—	9,274	—	9,274
Net increase (decrease) in cash and cash equivalents	35,115	2,509	(37,460)	—	164
Cash and cash equivalents at beginning of period	126	884	103,136	—	104,146
Cash and cash equivalents at end of period	$35,241	$3,393	$65,676	$—	$104,310

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Operations
Fiscal Year Ended March 31, 2015

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue:
Gross revenue	$—	$300,171	$1,558,498	$—	$1,858,669
Intercompany revenue	767	91,476	—	(92,243)	—
	767	391,647	1,558,498	(92,243)	1,858,669
Operating expense:
Direct cost and reimbursable expense	—	212,216	1,087,341	—	1,299,557
Intercompany expenses	—	—	92,243	(92,243)	—
Depreciation and amortization	1,834	46,098	66,361	—	114,293
General and administrative	76,453	39,898	137,807	—	254,158
	78,287	298,212	1,383,752	(92,243)	1,668,008

Loss on impairment	—	—	(7,167)	—	(7,167)
Gain (loss) on disposal of assets	—	269	(36,118)	—	(35,849)
Earnings from unconsolidated affiliates, net of losses	44,731	—	(1,815)	(44,687)	(1,771)
Operating income (loss)	(32,789)	93,704	129,646	(44,687)	145,874

Interest expense, net	112,336	(4,581)	(137,109)	—	(29,354)
Other income (expense), net	(2,268)	483	(3,262)	—	(5,047)

Income (loss) before (provision) benefit for income taxes	77,279	89,606	(10,725)	(44,687)	111,473
Allocation of consolidated income taxes	7,080	(1,319)	(28,527)	—	(22,766)
Net income (loss)	84,359	88,287	(39,252)	(44,687)	88,707
Net income attributable to noncontrolling interests	(59)	—	(4,348)	—	(4,407)
Net income (loss) attributable to Bristow Group	$84,300	$88,287	$(43,600)	$(44,687)	$84,300

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision of and with the participation of our management, including Jonathan E. Baliff, our Chief Executive Officer (“CEO”), and L. Don Miller, our Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2017. Based on that evaluation, our CEO and CFO concluded that such disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and such information is accumulated and communicated to our management as appropriate to allow for timely decisions regarding required disclosure under the Exchange Act.
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
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2017. The assessment was based on criteria established in the framework Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2017.
The effectiveness of the Company’s internal control over financial reporting as of March 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report included herein.
MATERIAL CHANGES IN INTERNAL CONTROL
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Bristow Group Inc.:
We have audited Bristow Group Inc.’s internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bristow Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Bristow Group Inc.’s internal control over financial reporting based on our audit.
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
In our opinion, Bristow Group Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bristow Group Inc. and subsidiaries as of March 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ investment and redeemable noncontrolling interests for each of the years in the three-year period ended March 31, 2017, and our report dated May 23, 2017 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Houston, Texas
May 23, 2017

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our fiscal year 2017 annual meeting of stockholders under the captions “Corporate Governance,” “Committees of the Board of Directors,” and “Executive Officers of the Registrant” and is incorporated into this document by reference.
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
Item 11. Executive Compensation
The information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our fiscal year 2017 annual meeting of stockholders under the caption “Director and Executive Officer Compensation” and, except as specified in the following sentence, is incorporated into this document by reference. Information in our fiscal year 2017 proxy statement not deemed to be “soliciting material” or “filed” with the SEC under its rules, including the Report of the Compensation Committee on Executive Compensation and the Report of the Audit Committee is not and shall not be deemed to be incorporated by reference into this report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our fiscal year 2017 annual meeting of stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated into this document by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 appears in Items 11 and 12 of this report.
Item 14. Principal Accounting Fees and Services
The information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our fiscal year 2017 annual meeting of stockholders under the caption “Approval and Ratification of the Company’s Independent Auditors” and is incorporated into this document by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) (1) Financial Statements —
(a) (2) Financial Statement Schedules
All schedules have been omitted because the information required is included in the financial statements or notes or have been omitted because they are not applicable or not required.
(a) (3) Exhibits

		Incorporated by Reference to
	Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(2)	Share and Asset Purchase Agreement, dated as of August 31, 2012, by and among Bristow Group Inc., Kenlor Investments Ltd., VIH Aviation Group, Ltd., VIH Helicopters USA, Inc., CGSCH Enterprises Ltd., Cougar Aviation Ltd., Cougar Helicopters Inc., BHNA Holdings Inc., Bristow Canada Holdings Inc., Bristow Canadian Real Estate Company Inc., and Kenneth Norie.	001-31617	8-K	October 4, 2012	2.1
(3)	Articles of Incorporation and By-law.
	(1) Restated Certificate of Incorporation of Bristow Group Inc. dated August 2, 2007.	001-31617	10-Q	August 2, 2007	3.1
	(2) Amended and Restated By-laws of Bristow Group Inc.	001-31617	8-K	March 10, 2014	3.1
(4)	Instruments defining the rights of security holders, including indentures.
	(1) Registration Rights Agreement dated December 19, 1996, between Bristow Group Inc. and Caledonia Industrial & Services Limited.	0-5232	10-Q	February 14, 1997	4(3)
	(2) Indenture, dated as of June 17, 2008, among Bristow Group Inc., the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee (the “2008 Base Indenture”).	001-31617	8-K	June 17, 2008	4.1
	(3) First Supplemental Indenture, dated as of June 17, 2008, to the 2008 Base Indenture.	001-31617	8-K	June 17, 2008	4.2
	(4) Second Supplemental Indenture, dated as of June 17, 2008, to the 2008 Base Indenture.	001-31617	8-K	October 4, 2012	10.4
	(5) Third Supplemental Indenture, dated as of June 17, 2008, to the 2008 Base Indenture.	001-31617	8-K	October 12, 2012	10.6
(10)	(1) Offshore Logistics, Inc. Deferred Compensation Plan. *	001-31617	10-K	June 8, 2004	10(18)

(2) Form of Aircraft Lease agreement between CFS Air, LLC and Air Logistics, L.L.C. (a Schedule I has been filed as part of this exhibit setting forth certain terms omitted from the Form of the Aircraft Lease Agreement).
		001-31617	10-Q	February 9, 2006	10(2)
	(3) S-92 New Helicopter Sales Agreement dated as of May 19, 2006 between Bristow Group Inc. and Sikorsky Aircraft Corporation. +	001-31617	8-K	August 8, 2006	10(1)
	(4) Form of Employee Nonqualified Stock Option Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	May 24, 2007	10.4

	Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(5) Bristow Group Inc. 2007 Long Term Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Form DEF14A filed with the SEC on June 21, 2013). *	001-31617	DEF 14A	June 21, 2013	A
(6) Common Stock Purchase Agreement.	001-31617	8-K	June 17, 2008	10.1
(7) Form of Outside Director Restricted Stock Unit Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	August 8, 2008	10.1
8) Amendment to Form of Aircraft Lease agreement between CFS Air, LLC and Air Logistics, L.L.C.	001-31617	10-Q	November 5, 2008	10.2
(9) Líder Aviação Holding S.A. Shareholders Agreement dated May 26, 2009. +	001-31617	10-Q	August 6, 2009	10.1
(10) Amendment No. 1 to 2007 Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	10-K	May 21, 2010	10(69)
(11) Form of 2010 Stock Option Award Letter. *	001-31617	8-K	June 15, 2010	10.1
(12) Employment Agreement with Jonathan E. Baliff dated September 12, 2010. *	001-31617	8-K	September 12, 2010	10.1
(13) Indemnity Agreement with Stephen King.	001-31617	8-K	February 7, 2011	10.1
(14) Form of Outside Director Restricted Cash Award Letter. *	001-31617	8-K	August 5, 2011	10.1
(15) Indemnity Agreement with Mathew Masters.	001-31617	8-K	November 1, 2011	10.1
(16) Amended and Restated Revolving Credit and Term Loan Agreement, dated November 22, 2010.	001-31617	10-Q	February 2, 2011	10.2
(17) First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 22, 2011.	001-31617	8-K	December 28, 2011	10.1
(18) Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of October 1, 2012.	001-31617	8-K	October 4, 2012	10.2
(19) Third Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of April 29, 2013.	001-31617	8-K	May 2, 2013	10.1
(20) Fourth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of March 14, 2014.	001-31617	8-K	March 17, 2014	10.1
(21) Fifth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of April 17, 2015.	001-31617	8-K	April 20, 2015	10.1
(22) Sixth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of September 29, 2015.	001-31617	8-K	October 2, 2015	10.1
(23) Seventh Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of November 5, 2015.	001-31617	8-K	November 5, 2015	10.2
(24) Eighth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of May 23, 2016.	001-31617	8-K	May 25, 2016	10.1
(25) Ninth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of September 16, 2016.	001-31617	8-K	September 19, 2016	10.1
(26) Indemnity Agreement with Lori Gobillot.	001-31617	8-K	May 1, 2012	10.1
(27) Form of 2012 Stock Option Award Letter. *	001-31617	8-K	May 25, 2012	10.1
(28) Form of Unanimous Shareholder Agreement, by and among Bristow Group Inc., Kenneth Norie, Cougar Helicopters Inc., and the other parties signatory thereto.	001-31617	8-K	October 4, 2012	10.7
(29) S-92 New Helicopter Sales Agreement dated as of November 7, 2012, between Bristow Group Inc. and Sikorsky Aircraft Corporation. +	001-31617	10-Q/A	April 8, 2013	10.1
(30) U.K. Search & Rescue Helicopter Service Contract dated as of March 26, 2013, between Bristow Helicopters and U.K. Department for Transport. +	001-31617	10-K/A	November 7, 2013	10.69
(31) Letter regarding treatment of unvested long-term incentive plan awards.	001-31617	10-Q	November 7, 2013	10.1

	Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(32) Retirement and Consulting Agreement, between Bristow Group Inc. and William E. Chiles, dated January 30, 2014.	001-31617	8-K	February 4, 2014	10.1
(33) Form of 2014 Restricted Stock Unit Retention Award Letter. *	001-31617	8-K	February 4, 2014	10.2
(34) Summary of Terms and Conditions of Nonqualified Stock Options Award. *	001-31617	8-K	June 10, 2014	10.1
(35) Summary of Terms and Conditions of Officer Restricted Stock Unit Award. *	001-31617	8-K	June 10, 2014	10.2
(36) Summary of Terms and Conditions of Officer Performance Cash Award. *	001-31617	8-K	June 10, 2014	10.3
(37) Indemnity Agreement with David Gompert.	001-31617	8-K	February 4, 2015	10.1
(38) Bristow Group Inc. Management Severance Benefits Plan for U.S. Employees. *	001-31617	10-K	May 20, 2015	10.70
(39) Bristow Group Inc. Management Severance Benefits Plan for Non-U.S. Employees. *	001-31617	10-K	May 20, 2015	10.71
(40) Compensation Package for Mr. Miller dated as of August 14, 2015.	001-31617	8-K	August 17, 2015	10.1
(41) Stock Option Retention Award Letter for Mr. Miller dated August 14, 2015. *	001-31617	8-K	August 17, 2015	10.2
(42) Separation Agreement and Release in Full between Bristow Group Inc. and John H. Briscoe dated as of August 25, 2015.	001-31617	8-K	August 26, 2015	10.1
(43) Term Loan Credit Agreement, dated as of November 5, 2015.	001-31617	8-K	November 5, 2015	10.1
(44) First Amendment to Term Loan Credit Agreement dated as of May 23, 2016.	001-31617	8-K	May 25, 2016	10.2
(45) Second Amendment to Term Loan Credit Agreement, dated as of September 16, 2016.	001-31617	8-K	September 19, 2016	10.2
(46) Terms and Conditions of Nonqualified Stock Option Award. *	001-31617	8-K	June 9, 2016	10.1
(47) Summary of Terms and Conditions of Officer Restricted Stock Unit Award. *	001-31617	8-K	June 9, 2016	10.2
(48) Summary of Terms and Conditions of Officer Performance Cash Award. *	001-31617	8-K	June 9, 2016	10.3
(49) Bristow Group Inc. Fiscal Year 2017 Annual Incentive Compensation Plan. *	001-31617	8-K	June 9, 2016	10.4
(50) Supplement to Bristow Group Inc. Fiscal Year 2017 Annual Incentive Compensation Plan. *	001-31617	8-K	June 9, 2016	10.5
(51) Separation Agreement and Release in Full between the Company and K. Jeremy Akel, dated as of June 7, 2016.	001-31617	8-K	June 9, 2016	10.6
(52) Indemnity Agreement with Stephen J. Cannon and Michael A. Flick.	001-31617	8-K	June 16, 2016	10.1
(53) Indemnity Agreement with A. William Higgins.	001-31617	8-K	June 28, 2016	10.1
(54) Separation Agreement and Release in Full between Bristow Group Inc. and Hilary S. Ware, dated as of July 14, 2016.	001-31617	8-K	July 15, 2016	10.1
(55) Compensation Package for Mr. Akiri, dated as of August 4, 2016. *	001-31617	8-K	August 4, 2016	10.1
(56) Compensation Package for Mr. Collins, dated as of October 5, 2016. *	001-31617	8-K	October 5, 2016	10.1
(57) Term Loan Credit Agreement, dated as of November 11, 2016, among Bristow U.S. Leasing LLC, the lenders from time to time party thereto and Lombard North Central Plc.	001-31617	8-K	November 14, 2016	10.1
(58) Term Loan Credit Agreement, dated as of November 11, 2016, among Bristow Aircraft Leasing Limited, the lenders from time to time party thereto and Lombard North Central Plc.	001-31617	8-K	November 14, 2016	10.2

	Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(59) Term Loan Credit Agreement, dated as of February 1, 2017, among Bristow U.S. LLC, the several banks, other financial institutions and other lenders from time to time party thereto and Macquarie Bank Limited, as administrative agent and as security agent.	001-31617	8-K	February 2, 2017	10.1

(21)†	Subsidiaries.
(23)†	Consent of Independent Registered Public Accounting Firm.
(24)†	Powers of Attorney.
(31.1)†	Certification of Chief Executive Officer.
(31.2)†	Certification of Chief Financial Officer.
(32.1)†	Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)†	Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_______________

*	Compensatory Plan or Arrangement
†	Furnished herewith
††	Filed herewith
+	Confidential information has been omitted from this exhibit and filed separately with the SEC pursuant to a confidential treatment request under Rule 24(b)-2.
Agreements with respect to certain of the registrant’s long-term debt are not filed as Exhibits hereto inasmuch as the debt authorized under any such Agreement does not exceed 10% of the registrant’s total assets. The registrant agrees to furnish a copy of each such Agreement to the SEC upon request.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas on the 23rd day of May, 2017.

BRISTOW GROUP INC.

By: /s/ L. Don Miller
L. Don Miller Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the listed capacities on the 23rd day of May, 2017.

/s/ Jonathan E. Baliff	President, Chief Executive Officer
Jonathan E. Baliff	and Director

/s/ L. Don Miller	Senior Vice President and
L. Don Miller	Chief Financial Officer

/s/ Brian J. Allman	Vice President,
Brian J. Allman	Chief Accounting Officer

*	Director
Thomas N. Amonett

*	Director
Lori A. Gobillot

*	Director
Ian A. Godden

*	Director
David C. Gompert

*	Director
A. William Higgins

*	Director
Stephen A. King

*	Chairman of the Board and Director
Thomas C. Knudson

*	Director
Mathew Masters

*	Director
Biggs C. Porter

*	Director
Bruce H. Stover

/s/ E. Chipman Earle
* By: E. Chipman Earle (Attorney-in-Fact)

Index to Exhibits

		Incorporated by Reference to
	Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(2)	Share and Asset Purchase Agreement, dated as of August 31, 2012, by and among Bristow Group Inc., Kenlor Investments Ltd., VIH Aviation Group, Ltd., VIH Helicopters USA, Inc., CGSCH Enterprises Ltd., Cougar Aviation Ltd., Cougar Helicopters Inc., BHNA Holdings Inc., Bristow Canada Holdings Inc., Bristow Canadian Real Estate Company Inc., and Kenneth Norie.	001-31617	8-K	October 4, 2012	2.1
(3)	Articles of Incorporation and By-law.
	(1) Restated Certificate of Incorporation of Bristow Group Inc. dated August 2, 2007.	001-31617	10-Q	August 2, 2007	3.1
	(2) Amended and Restated By-laws of Bristow Group Inc.	001-31617	8-K	March 10, 2014	3.1
(4)	Instruments defining the rights of security holders, including indentures.
	(1) Registration Rights Agreement dated December 19, 1996, between Bristow Group Inc. and Caledonia Industrial & Services Limited.	0-5232	10-Q	February 14, 1997	4(3)
	(2) Indenture, dated as of June 17, 2008, among Bristow Group Inc., the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee (the “2008 Base Indenture”).	001-31617	8-K	June 17, 2008	4.1
	(3) First Supplemental Indenture, dated as of June 17, 2008, to the 2008 Base Indenture.	001-31617	8-K	June 17, 2008	4.2
	(4) Second Supplemental Indenture, dated as of June 17, 2008, to the 2008 Base Indenture.	001-31617	8-K	October 4, 2012	10.4
	(5) Third Supplemental Indenture, dated as of June 17, 2008, to the 2008 Base Indenture.	001-31617	8-K	October 12, 2012	10.6
(10)	(1) Offshore Logistics, Inc. Deferred Compensation Plan. *	001-31617	10-K	June 8, 2004	10(18)

(2) Form of Aircraft Lease agreement between CFS Air, LLC and Air Logistics, L.L.C. (a Schedule I has been filed as part of this exhibit setting forth certain terms omitted from the Form of the Aircraft Lease Agreement).
		001-31617	10-Q	February 9, 2006	10(2)
	(3) S-92 New Helicopter Sales Agreement dated as of May 19, 2006 between Bristow Group Inc. and Sikorsky Aircraft Corporation. +	001-31617	8-K	August 8, 2006	10(1)
	(4) Form of Employee Nonqualified Stock Option Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	May 24, 2007	10.4
	(5) Bristow Group Inc. 2007 Long Term Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Form DEF14A filed with the SEC on June 21, 2013). *	001-31617	DEF 14A	June 21, 2013	A
	(6) Common Stock Purchase Agreement.	001-31617	8-K	June 17, 2008	10.1
	(7) Form of Outside Director Restricted Stock Unit Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	August 8, 2008	10.1
	8) Amendment to Form of Aircraft Lease agreement between CFS Air, LLC and Air Logistics, L.L.C.	001-31617	10-Q	November 5, 2008	10.2
	(9) Líder Aviação Holding S.A. Shareholders Agreement dated May 26, 2009. +	001-31617	10-Q	August 6, 2009	10.1
	(10) Amendment No. 1 to 2007 Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	10-K	May 21, 2010	10(69)
	(11) Form of 2010 Stock Option Award Letter. *	001-31617	8-K	June 15, 2010	10.1
	(12) Employment Agreement with Jonathan E. Baliff dated September 12, 2010. *	001-31617	8-K	September 12, 2010	10.1
	(13) Indemnity Agreement with Stephen King.	001-31617	8-K	February 7, 2011	10.1

	Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(14) Form of Outside Director Restricted Cash Award Letter. *	001-31617	8-K	August 5, 2011	10.1
(15) Indemnity Agreement with Mathew Masters.	001-31617	8-K	November 1, 2011	10.1
(16) Amended and Restated Revolving Credit and Term Loan Agreement, dated November 22, 2010.	001-31617	10-Q	February 2, 2011	10.2
(17) First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 22, 2011.	001-31617	8-K	December 28, 2011	10.1
(18) Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of October 1, 2012.	001-31617	8-K	October 4, 2012	10.2
(19) Third Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of April 29, 2013.	001-31617	8-K	May 2, 2013	10.1
(20) Fourth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of March 14, 2014.	001-31617	8-K	March 17, 2014	10.1
(21) Fifth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of April 17, 2015.	001-31617	8-K	April 20, 2015	10.1
(22) Sixth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of September 29, 2015.	001-31617	8-K	October 2, 2015	10.1
(23) Seventh Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of November 5, 2015.	001-31617	8-K	November 5, 2015	10.2
(24) Eighth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of May 23, 2016.	001-31617	8-K	May 25, 2016	10.1
(25) Ninth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of September 16, 2016.	001-31617	8-K	September 19, 2016	10.1
(26) Indemnity Agreement with Lori Gobillot.	001-31617	8-K	May 1, 2012	10.1
(27) Form of 2012 Stock Option Award Letter. *	001-31617	8-K	May 25, 2012	10.1
(28) Form of Unanimous Shareholder Agreement, by and among Bristow Group Inc., Kenneth Norie, Cougar Helicopters Inc., and the other parties signatory thereto.	001-31617	8-K	October 4, 2012	10.7
(29) S-92 New Helicopter Sales Agreement dated as of November 7, 2012, between Bristow Group Inc. and Sikorsky Aircraft Corporation. +	001-31617	10-Q/A	April 8, 2013	10.1
(30) U.K. Search & Rescue Helicopter Service Contract dated as of March 26, 2013, between Bristow Helicopters and U.K. Department for Transport. +	001-31617	10-K/A	November 7, 2013	10.69
(31) Letter regarding treatment of unvested long-term incentive plan awards.	001-31617	10-Q	November 7, 2013	10.1
(32) Retirement and Consulting Agreement, between Bristow Group Inc. and William E. Chiles, dated January 30, 2014.	001-31617	8-K	February 4, 2014	10.1
(33) Form of 2014 Restricted Stock Unit Retention Award Letter. *	001-31617	8-K	February 4, 2014	10.2
(34) Summary of Terms and Conditions of Nonqualified Stock Options Award. *	001-31617	8-K	June 10, 2014	10.1
(35) Summary of Terms and Conditions of Officer Restricted Stock Unit Award. *	001-31617	8-K	June 10, 2014	10.2
(36) Summary of Terms and Conditions of Officer Performance Cash Award. *	001-31617	8-K	June 10, 2014	10.3
(37) Indemnity Agreement with David Gompert.	001-31617	8-K	February 4, 2015	10.1
(38) Bristow Group Inc. Management Severance Benefits Plan for U.S. Employees. *	001-31617	10-K	May 20, 2015	10.70
(39) Bristow Group Inc. Management Severance Benefits Plan for Non-U.S. Employees. *	001-31617	10-K	May 20, 2015	10.71
(40) Compensation Package for Mr. Miller dated as of August 14, 2015.	001-31617	8-K	August 17, 2015	10.1

	Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(41) Stock Option Retention Award Letter for Mr. Miller dated August 14, 2015. *	001-31617	8-K	August 17, 2015	10.2
(42) Separation Agreement and Release in Full between Bristow Group Inc. and John H. Briscoe dated as of August 25, 2015.	001-31617	8-K	August 26, 2015	10.1
(43) Term Loan Credit Agreement, dated as of November 5, 2015.	001-31617	8-K	November 5, 2015	10.1
(44) First Amendment to Term Loan Credit Agreement dated as of May 23, 2016.	001-31617	8-K	May 25, 2016	10.2
(45) Second Amendment to Term Loan Credit Agreement, dated as of September 16, 2016.	001-31617	8-K	September 19, 2016	10.2
(46) Terms and Conditions of Nonqualified Stock Option Award. *	001-31617	8-K	June 9, 2016	10.1
(47) Summary of Terms and Conditions of Officer Restricted Stock Unit Award. *	001-31617	8-K	June 9, 2016	10.2
(48) Summary of Terms and Conditions of Officer Performance Cash Award. *	001-31617	8-K	June 9, 2016	10.3
(49) Bristow Group Inc. Fiscal Year 2017 Annual Incentive Compensation Plan. *	001-31617	8-K	June 9, 2016	10.4
(50) Supplement to Bristow Group Inc. Fiscal Year 2017 Annual Incentive Compensation Plan. *	001-31617	8-K	June 9, 2016	10.5
(51) Separation Agreement and Release in Full between the Company and K. Jeremy Akel, dated as of June 7, 2016.	001-31617	8-K	June 9, 2016	10.6
(52) Indemnity Agreement with Stephen J. Cannon and Michael A. Flick.	001-31617	8-K	June 16, 2016	10.1
(53) Indemnity Agreement with A. William Higgins.	001-31617	8-K	June 28, 2016	10.1
(54) Separation Agreement and Release in Full between Bristow Group Inc. and Hilary S. Ware, dated as of July 14, 2016.	001-31617	8-K	July 15, 2016	10.1
(55) Compensation Package for Mr. Akiri, dated as of August 4, 2016. *	001-31617	8-K	August 4, 2016	10.1
(56) Compensation Package for Mr. Collins, dated as of October 5, 2016. *	001-31617	8-K	October 5, 2016	10.1
(57) Term Loan Credit Agreement, dated as of November 11, 2016, among Bristow U.S. Leasing LLC, the lenders from time to time party thereto and Lombard North Central Plc.	001-31617	8-K	November 14, 2016	10.1
(58) Term Loan Credit Agreement, dated as of November 11, 2016, among Bristow Aircraft Leasing Limited, the lenders from time to time party thereto and Lombard North Central Plc.	001-31617	8-K	November 14, 2016	10.2
(59) Term Loan Credit Agreement, dated as of February 1, 2017, among Bristow U.S. LLC, the several banks, other financial institutions and other lenders from time to time party thereto and Macquarie Bank Limited, as administrative agent and as security agent.	001-31617	8-K	February 2, 2017	10.1

(21)†	Subsidiaries.
(23)†	Consent of Independent Registered Public Accounting Firm.
(24)†	Powers of Attorney.
(31.1)†	Certification of Chief Executive Officer.
(31.2)†	Certification of Chief Financial Officer.
(32.1)†	Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)†	Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_______________

*	Compensatory Plan or Arrangement
†	Furnished herewith
††	Filed herewith
+	Confidential information has been omitted from this exhibit and filed separately with the SEC pursuant to a confidential treatment request under Rule 24(b)-2.
Agreements with respect to certain of the registrant’s long-term debt are not filed as Exhibits hereto inasmuch as the debt authorized under any such Agreement does not exceed 10% of the registrant’s total assets. The registrant agrees to furnish a copy of each such Agreement to the SEC upon request.