Form 10-Q
period 2017-06-30
Bristow Group Inc
filed 2017-08-03
CIK 73887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate the number shares outstanding of each of the issuer’s classes of Common Stock, as of July 28, 2017.
35,327,801 shares of Common Stock, $.01 par value

BRISTOW GROUP INC.
INDEX — FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements.
BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,
	2017	2016

	(Unaudited) (In thousands, except per share amounts)
Gross revenue:
Operating revenue from non-affiliates	$322,118	$338,675
Operating revenue from affiliates	17,611	17,509
Reimbursable revenue from non-affiliates	12,380	13,214
	352,109	369,398
Operating expense:
Direct cost	285,551	289,543
Reimbursable expense	12,226	12,614
Depreciation and amortization	31,056	34,694
General and administrative	46,707	52,595
	375,540	389,446

Loss on impairment	(1,192)	—
Gain (loss) on disposal of assets	699	(10,017)
Earnings from unconsolidated affiliates, net of losses	(665)	3,830
Operating loss	(24,589)	(26,235)

Interest expense, net	(16,021)	(10,886)
Other income (expense), net	(1,645)	(6,189)
Loss before provision for income taxes	(42,255)	(43,310)
Benefit (provision) for income taxes	(13,491)	2,238
Net loss	(55,746)	(41,072)
Net loss attributable to noncontrolling interests	471	300
Net loss attributable to Bristow Group	$(55,275)	$(40,772)

Loss per common share:
Basic	$(1.57)	$(1.17)
Diluted	$(1.57)	$(1.17)

Cash dividends declared per common share	$0.07	$0.07

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended June 30,
	2017	2016

Net loss	$(55,746)	$(41,072)
Other comprehensive income:
Currency translation adjustments	9,760	(7,135)
Total comprehensive loss	(45,986)	(48,207)

Net loss attributable to noncontrolling interests	471	300
Currency translation adjustments attributable to noncontrolling interests	310	(4,442)
Total comprehensive (income) loss attributable to noncontrolling interests	781	(4,142)
Total comprehensive loss attributable to Bristow Group	$(45,205)	$(52,349)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2017	March 31, 2017
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$78,879	$96,656
Accounts receivable from non-affiliates	218,413	198,129
Accounts receivable from affiliates	13,302	8,786
Inventories	130,479	124,911
Assets held for sale	34,585	38,246
Prepaid expenses and other current assets	43,145	41,143
Total current assets	518,803	507,871
Investment in unconsolidated affiliates	205,174	210,162
Property and equipment – at cost:
Land and buildings	235,270	231,448
Aircraft and equipment	2,605,978	2,622,701
	2,841,248	2,854,149
Less – Accumulated depreciation and amortization	(630,223)	(599,785)
	2,211,025	2,254,364
Goodwill	19,907	19,798
Other assets	115,921	121,652
Total assets	$3,070,830	$3,113,847

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$96,498	$98,215
Accrued wages, benefits and related taxes	53,288	59,077
Income taxes payable	15,802	15,145
Other accrued taxes	8,383	9,611
Deferred revenue	22,318	19,911
Accrued maintenance and repairs	25,628	22,914
Accrued interest	5,702	12,909
Other accrued liabilities	48,376	46,679
Deferred taxes	—	830
Short-term borrowings and current maturities of long-term debt	117,817	131,063
Total current liabilities	393,812	416,354
Long-term debt, less current maturities	1,174,749	1,150,956
Accrued pension liabilities	60,057	61,647
Other liabilities and deferred credits	25,634	28,899
Deferred taxes	159,439	154,873
Commitments and contingencies (Note 5)
Redeemable noncontrolling interest	6,349	6,886
Stockholders’ investment:
Common stock, $.01 par value, authorized 90,000,000; outstanding: 35,303,840 as of June 30 and 35,213,991 as of March 31 (exclusive of 1,291,441 treasury shares)	380	379
Additional paid-in capital	813,857	809,995
Retained earnings	934,166	991,906
Accumulated other comprehensive loss	(318,207)	(328,277)
Treasury shares, at cost (2,756,419 shares)	(184,796)	(184,796)
Total Bristow Group stockholders’ investment	1,245,400	1,289,207
Noncontrolling interests	5,390	5,025
Total stockholders’ investment	1,250,790	1,294,232
Total liabilities, redeemable noncontrolling interest and stockholders’ investment	$3,070,830	$3,113,847
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three Months Ended June 30,
	2017	2016

	(Unaudited) (In thousands)
Cash flows from operating activities:
Net loss	$(55,746)	$(41,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,056	34,694
Deferred income taxes	6,651	(7,216)
Discount amortization on long-term debt	23	27
(Gain) loss on disposal of assets	(699)	10,017
Loss on impairment	1,192	—
Stock-based compensation	4,136	4,200
Equity in earnings from unconsolidated affiliates less than (in excess of) dividends received	665	(3,587)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(21,541)	(18,391)
Inventories	(3,551)	(2,000)
Prepaid expenses and other assets	5,106	(2,390)
Accounts payable	(3,288)	5,328
Accrued liabilities	(8,807)	10,904
Other liabilities and deferred credits	(6,376)	(5,342)
Net cash used in operating activities	(51,179)	(14,828)
Cash flows from investing activities:
Capital expenditures	(12,553)	(21,063)
Proceeds from asset dispositions	41,975	11,500
Net cash provided by (used in) investing activities	29,422	(9,563)
Cash flows from financing activities:
Proceeds from borrowings	69,018	74,408
Debt issuance costs	(493)	(2,925)
Repayment of debt	(66,947)	(18,035)
Partial prepayment of put/call obligation	(12)	(13)
Payment of contingent consideration	—	(10,000)
Common stock dividends paid	(2,465)	(2,453)
Repurchases for tax withholdings on vesting of equity awards	(274)	(570)
Net cash provided by (used in) financing activities	(1,173)	40,412
Effect of exchange rate changes on cash and cash equivalents	5,153	2,380
Net increase (decrease) in cash and cash equivalents	(17,777)	18,401
Cash and cash equivalents at beginning of period	96,656	104,310
Cash and cash equivalents at end of period	$78,879	$122,711
Cash paid during the period for:
Interest	$22,093	$18,114
Income taxes	$4,543	$4,058
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interest
(Unaudited)
(In thousands, except share amounts)

		Total Bristow Group Stockholders’ Investment
	Redeemable Noncontrolling Interest	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Investment
March 31, 2017	$6,886	$379	35,213,991	$809,995	$991,906	$(328,277)	$(184,796)	$5,025	$1,294,232
Issuance of common stock	—	1	89,849	3,862	—	—	—	—	3,863
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	(12)	(12)
Common stock dividends ($0.07 per share)	—	—	—	—	(2,465)	—	—	—	(2,465)
Currency translation adjustments	258	—	—	—	—	—	—	52	52
Net income (loss)	(795)	—	—	—	(55,275)	—	—	325	(54,950)
Other comprehensive loss	—	—	—	—	—	10,070	—	—	10,070
June 30, 2017	$6,349	$380	35,303,840	$813,857	$934,166	$(318,207)	$(184,796)	$5,390	$1,250,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — BASIS OF PRESENTATION, CONSOLIDATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The condensed consolidated financial statements include the accounts of Bristow Group Inc. and its consolidated entities (“Bristow Group”, the “Company”, “we”, “us”, or “our”) after elimination of all significant intercompany accounts and transactions. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ending March 31, 2018 is referred to as “fiscal year 2018”. Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, the information contained in the following notes to condensed consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and related notes thereto contained in our fiscal year 2017 Annual Report (the “fiscal year 2017 Financial Statements”). Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the entire fiscal year.
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated balance sheet of the Company as of June 30, 2017 and the consolidated statements of operations, comprehensive loss and cash flows for the three months ended June 30, 2017 and 2016.
Foreign Currency
During the three months ended June 30, 2017 and 2016, our primary foreign currency exposure was to the British pound sterling, the euro, the Australian dollar, the Norwegian kroner and the Nigerian naira. The value of these currencies has fluctuated relative to the U.S. dollar as indicated in the following table:

	Three Months Ended June 30,
	2017	2016
One British pound sterling into U.S. dollars
High	1.30	1.48
Average	1.28	1.43
Low	1.24	1.31
At period-end	1.30	1.34
One euro into U.S. dollars
High	1.14	1.15
Average	1.10	1.13
Low	1.06	1.10
At period-end	1.14	1.11
One Australian dollar into U.S. dollars
High	0.77	0.78
Average	0.75	0.75
Low	0.74	0.72
At period-end	0.77	0.74
One Norwegian kroner into U.S. dollars
High	0.1199	0.1245
Average	0.1174	0.1212
Low	0.1152	0.1163
At period-end	0.1194	0.1195
One Nigerian naira into U.S. dollars
High	0.0033	0.0050
Average	0.0032	0.0048
Low	0.0032	0.0035
At period-end	0.0032	0.0035
_____________
Source: FactSet

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Other income (expense), net, in our condensed consolidated statements of operations includes foreign currency transaction losses of $1.7 million and $6.3 million for the three months ended June 30, 2017 and 2016, respectively. Transaction gains and losses represent the revaluation of monetary assets and liabilities from the currency that will ultimately be settled into the functional currency of the legal entity holding the asset or liability. The losses for the three months ended June 30, 2017 and 2016 were primarily driven by a combination of currencies depreciating against the U.S. dollar as presented in the table above while various foreign currency denominated legal entities held U.S. dollar liability positions.
Our earnings from unconsolidated affiliates, net of losses, are also affected by the impact of changes in foreign currency exchange rates on the reported results of our unconsolidated affiliates. During the three months ended June 30, 2017 and 2016, earnings from unconsolidated affiliates, net of losses, decreased $1.1 million and $48,000, respectively, as a result of the impact of changes in foreign currency exchange rates on the earnings of our unconsolidated affiliates, primarily the impact of changes in the Brazilian real to U.S. dollar exchange rate on earnings for our affiliate in Brazil. The value of the Brazilian real has fluctuated relative to the U.S. dollar as indicated in the following table:

	Three Months Ended June 30,
	2017	2016
One Brazilian real into U.S. dollars
High	0.3233	0.3121
Average	0.3113	0.2849
Low	0.2995	0.2702
At period-end	0.3018	0.3121
_____________
Source: FactSet
We estimate that the fluctuation of currencies versus the same period in the prior fiscal year had the following effect on our financial condition and results of operations (in thousands):

Three Months Ended June 30, 2017
Revenue	$(18,804)
Operating expense	13,710
Earnings from unconsolidated affiliates, net of losses	(1,090)
Non-operating expense	4,579
Income before provision for income taxes	(1,605)
Provision for income taxes	1,202
Net income	(403)
Cumulative translation adjustment	10,070
Total stockholders’ investment	$9,667
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
Interest Expense, Net
During the three months ended June 30, 2017 and 2016, interest expense, net consisted of the following (in thousands):

	Three Months Ended June 30,
	2017	2016
Interest income	$214	$234
Interest expense	(16,235)	(11,120)
Interest expense, net	$(16,021)	$(10,886)
Accounts Receivable
As of June 30 and March 31, 2017, the allowance for doubtful accounts for non-affiliates was $3.5 million and $4.5 million, respectively. There were no allowances for doubtful accounts related to accounts receivable due from affiliates as of June 30 and March 31, 2017. The allowance for doubtful accounts for non-affiliates as of June 30 and March 31, 2017 primarily related to amounts due from a client in Nigeria for which we no longer believe collection is probable.
Inventories
As of June 30 and March 31, 2017, inventories were net of allowances of $22.7 million and $21.5 million, respectively. During the three months ended June 30, 2017, as a result of changes in expected future utilization of aircraft within our training fleet we recorded a $1.2 million charge to impair inventory used on our training fleet, which is included in loss on impairment on our condensed consolidated statement of operations.
Prepaid Expenses and Other Current Assets
As of June 30 and March 31, 2017, prepaid expenses and other current assets included the short-term portion of contract acquisition and pre-operating costs totaling $9.8 million and $9.7 million, respectively, related to the SAR contracts in the U.K. and two client contracts in Norway, which are recoverable under the contracts and will be expensed over the terms of the contracts. For the three months ended June 30, 2017 and 2016, we expensed $2.9 million and $2.2 million, respectively, related to these contracts.
Goodwill
Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Goodwill has an indefinite useful life and is not amortized, but is assessed for impairment annually or when events or changes in circumstances indicate that a potential impairment exists.
Goodwill of $19.9 million and $19.8 million as of June 30 and March 31, 2017, respectively, related to our reporting units were as follows (in thousands):

	Asia Pacific	Total
March 31, 2017	$19,798	$19,798
Foreign currency translation	109	109
June 30, 2017	$19,907	$19,907

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accumulated goodwill impairment of $50.9 million as of both June 30 and March 31, 2017 related to our reporting units were as follows (in thousands):

	Europe Caspian	Africa	Americas	Corporate and other	Total
March 31, 2017	$(33,883)	$(6,179)	$(576)	$(10,223)	$(50,861)
Impairments	—	—	—	—	—
June 30, 2017	$(33,883)	$(6,179)	$(576)	$(10,223)	$(50,861)
Other Intangible Assets
Other Intangible Assets — Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values. Intangible assets by type were as follows (in thousands):

	Client contracts	Client relationships	Trade name and trademarks	Internally developed software	Licenses	Total

	Gross Carrying Amount
March 31, 2017	$8,169	$12,752	$4,483	$1,062	$746	$27,212
Foreign currency translation	—	13	127	15	2	157
June 30, 2017	$8,169	$12,765	$4,610	$1,077	$748	$27,369

	Accumulated Amortization
March 31, 2017	$(8,155)	$(11,071)	$(908)	$(685)	$(657)	$(21,476)
Amortization expense	(6)	(71)	(71)	(53)	(14)	(215)
June 30, 2017	$(8,161)	$(11,142)	$(979)	$(738)	$(671)	$(21,691)

Weighted average remaining contractual life, in years	0.1	3.6	13.1	1.8	1.6	5.2
Future amortization expense of intangible assets for each of the years ending March 31 is as follows (in thousands):

2018	$688
2019	623
2020	383
2021	383
2022	383
Thereafter	3,218
$5,678
The Bristow Norway AS and Eastern Airways acquisitions, included in our Europe Caspian region, resulted in intangible assets for client contracts, client relationships, trade names and trademarks, internally developed software and licenses. The Airnorth acquisition, included in our Asia Pacific region, resulted in intangible assets for client contracts, client relationships and trade name and trademarks.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Other Assets
In addition to the other intangible assets described above, other assets included the long-term portion of contract acquisition and pre-operating costs totaling $52.2 million and $51.1 million, respectively, as of June 30 and March 31, 2017, related to the SAR contracts in the U.K. and two client contracts in Norway, which are recoverable under the contract and will be expensed over the terms of the contracts.
Property and Equipment and Assets Held for Sale
During the three months ended June 30, 2017 and 2016, we made capital expenditures as follows:

	Three Months Ended June 30,
	2017	2016
Number of aircraft delivered:
Medium	3	—
Total aircraft	3	—
Capital expenditures (in thousands):
Aircraft and equipment (1)	$10,810	$17,487
Land and buildings	1,743	3,576
Total capital expenditures	$12,553	$21,063
_____________

(1)	During the three months ended June 30, 2017 and 2016, we spent $1.3 million and $3.1 million, respectively, on progress payments for aircraft to be delivered in future periods.
The following table presents details on the aircraft sold or disposed of and impairments on assets held for sale during the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016

	(In thousands, except for number of aircraft)

Number of aircraft sold or disposed of	6	6
Proceeds from sale or disposal of assets	$41,975	$11,500
Gain from sale or disposal of assets (1)	$2,263	$132

Number of aircraft impaired	2	11
Impairment charges on aircraft held for sale (1)	$1,564	$10,149
_____________

(1)	Included in gain (loss) on disposal of assets on our condensed consolidated statements of operations.
During the three months ended June 30, 2016, we recorded accelerated depreciation of $6.9 million on 11 aircraft as our management decided to exit these model types earlier than originally anticipated.

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
In November 2015, the FASB issued accounting guidance that changed how deferred taxes are classified on an entity’s balance sheet. The guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and early adoption is permitted. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively. If applied prospectively, entities are required to include a statement that prior periods were not retrospectively adjusted. If applied retrospectively, entities are also required to include quantitative information about the effects of the change on prior periods. We adopted this accounting guidance using the prospective adjustment option effective April 1, 2017 and prior periods were not retrospectively adjusted. As of March 31, 2017, we had $0.1 million in current deferred tax assets and $0.8 million in current deferred tax liabilities. As a result of this adoption, as of April 1, 2017 and going forward we will classify all current deferred taxes as non-current.
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
In March 2016, the FASB issued accounting guidance related to accounting for employee share-based payments. The accounting guidance is intended to simplify several aspects of accounting for share-based payment award transactions including income tax consequences, classification of awards as either equity or liabilities and classification on the statements of cash flows. This accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and early adoption is permitted. We adopted this standard effective April 1, 2017. The requirements related to the tax consequences of share-based payments were applied prospectively and resulted in $1.6 million recorded as an increase to the income tax provision during the three months ended June 30, 2017. We elected to record forfeitures of share-based awards based on actual forfeitures which did not have a material effect on our financial statements. The provisions related to the presentation of excess tax benefits on the condensed consolidated statements of cash flows did not impact our financial statements as there was no excess tax benefit recorded for the periods presented. The provisions related to employee taxes paid for withheld shares are presented as a cash flow financing activity required us to revise our prior period condensed consolidated statement of cash flows by $0.6 million as a decrease in net cash used in operating activities and a corresponding decrease in net cash provided by financing activities for the three months ended June 30, 2016. None of the other provisions of the pronouncement had a material effect on our consolidated financial statements.
In August 2016, the FASB issued accounting guidance to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. We adopted this standard on April 1, 2017 and there was no impact on our financial statements.

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
In October 2016, the FASB issued accounting guidance related to interest held through related parties that are under common control. This accounting guidance affects reporting entities that are required to evaluate whether they should consolidate a variable interest entity in certain situations involving entities under common control. Specifically, the guidance changes the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The accounting guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, and early adoption is permitted. We adopted this standard effective April 1, 2017 and there was no impact on our financial statements.
In January 2017, the FASB issued accounting guidance which clarifies the definition of a business with the objective of adding guidance to assist in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The amendment provides criteria for determining when a transaction involves the acquisition of a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, then the transaction does not involve the acquisition of a business. If the criteria are not met, then the amendment requires that to be considered a business, the operation must include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The guidance may reduce the number of transactions accounted for as business acquisitions. This accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. The amendments should be applied prospectively, and no disclosures are required at the effective date. We have not yet adopted this accounting guidance and are currently evaluating the effect this accounting guidance will have on our financial statements.
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
In May 2017, the FASB issued accounting guidance on determining which changes to the terms or conditions of share-based payment awards require an entity to apply modification accounting. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted, and is applied prospectively to changes in terms or conditions of awards occurring on or after the adoption date. We have not yet adopted this accounting guidance and are currently evaluating the effect this accounting guidance will have on our financial statements.

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
As of June 30, 2017, we had interests in four VIEs of which we were the primary beneficiary, which are described below, and had no interests in VIEs of which we were not the primary beneficiary. See Note 3 to the fiscal year 2017 Financial Statements for a description of other investments in significant affiliates.
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
In addition to our ownership of 49% of Bristow Aviation’s outstanding ordinary shares, in May 2004, we acquired eight million shares of deferred stock, essentially a subordinated class of stock with no voting rights, from Bristow Aviation for £1 per share ($14.4 million in total). We also have £91.0 million ($118.2 million) principal amount of subordinated unsecured loan stock (debt) of Bristow Aviation bearing interest at an annual rate of 13.5% and payable semi-annually. Payment of interest on such debt has been deferred since its incurrence in 1996. Deferred interest accrues at an annual rate of 13.5% and aggregated $1.9 billion as of June 30, 2017.
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
Furthermore, the call option provides a mechanism whereby the economic risk for the other investors is limited should the financial condition of Bristow Aviation deteriorate. The call option price is the nominal value of the ordinary shares held by the noncontrolling shareholders (£1.0 million as of June 30, 2017) plus an annual guaranteed rate of return less any prepayments of such call option price and any dividends paid on the shares concerned. We can elect to pre-pay the guaranteed return element of the call option price wholly or in part without exercising the call option. No dividends have been paid by Bristow Aviation. We have accrued the annual return due to the other shareholders at a rate of sterling LIBOR plus 3% (prior to May 2004, the rate was fixed at 12%) by recognizing noncontrolling interest expense on our condensed consolidated statements of operations, with a corresponding increase in noncontrolling interest on our condensed consolidated balance sheets. Prepayments of the guaranteed return element of the call option are reflected as a reduction in noncontrolling interest on our condensed consolidated balance sheets. The other investors have an option to put their shares in Bristow Aviation to us. The put option price is calculated in the same way as the call option price except that the guaranteed rate for the period to April 2004 was 10% per annum. If the put option is exercised, any pre-payments of the call option price are set off against the put option price.

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

	June 30, 2017	March 31, 2017
Assets
Cash and cash equivalents	$71,364	$92,409
Accounts receivable	233,627	222,560
Inventories	96,646	90,190
Prepaid expenses and other current assets	42,548	50,016
Total current assets	444,185	455,175
Investment in unconsolidated affiliates	3,531	3,513
Property and equipment, net	315,403	306,831
Goodwill	19,907	19,798
Other assets	207,268	203,228
Total assets	$990,294	$988,545
Liabilities
Accounts payable	$184,308	$146,841
Accrued liabilities	129,699	122,130
Accrued interest	1,945,668	1,891,305
Current maturities of long-term debt	18,821	18,578
Total current liabilities	2,278,496	2,178,854
Long-term debt, less current maturities	477,781	501,782
Accrued pension liabilities	60,057	61,647
Other liabilities and deferred credits	8,005	8,138
Deferred taxes	15,767	20,264
Redeemable noncontrolling interest	6,349	6,886
Total liabilities	$2,846,455	$2,777,571

	Three Months Ended June 30,
	2017	2016
Revenue	$301,970	$318,454
Operating loss	(19,654)	(19,743)
Net loss	(79,169)	(88,543)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Bristow Helicopters Nigeria Ltd. — Bristow Helicopters Nigeria Ltd. (“BHNL”) is a joint venture in Nigeria in which Bristow Helicopters owned a 48% interest, a Nigerian company owned 100% by Nigerian employees owned a 50% interest and an employee trust fund owned the remaining 2% interest as of June 30, 2017. BHNL provides industrial aviation services to clients in Nigeria.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 3 — DEBT
Debt as of June 30 and March 31, 2017 consisted of the following (in thousands):

	June 30, 2017	March 31, 2017
6¼% Senior Notes due 2022	$401,535	$401,535
Term Loan	253,180	261,907
Term Loan Credit Facility	45,900	45,900
Revolving Credit Facility	174,500	139,100
Lombard Debt	202,514	196,832
Macquarie Debt	195,528	200,000
Airnorth Debt	15,826	16,471
Eastern Airways Debt	14,701	15,326
Other Debt	—	16,293
Unamortized debt issuance costs	(11,118)	(11,345)
Total debt	1,292,566	1,282,019
Less short-term borrowings and current maturities of long-term debt	(117,817)	(131,063)
Total long-term debt	$1,174,749	$1,150,956
Revolving Credit Facility — During the three months ended June 30, 2017, we had borrowings of $68.8 million and made payments of $33.4 million under our $400 million revolving credit facility (the “Revolving Credit Facility”). As of June 30, 2017, we had $11.4 million in letters of credit outstanding under the Revolving Credit Facility.
Other Debt — Other Debt as of March 31, 2017 primarily included amounts payable relating to the third year earn-out payment of $16.0 million for our investment in Cougar Helicopters Inc. (“Cougar”), which was paid in April 2017.
July 2017 Credit Agreement — On July 17, 2017, one of our wholly-owned subsidiaries entered into a multiple advance term loan credit agreement with PK Transportation Finance Ireland Limited and the several banks, other financial institutions and other lenders from time to time party thereto, which provides for commitments in an aggregate amount of up to $230 million to make up to 24 term loans, each of which term loans shall be made in respect of an aircraft to be pledged as collateral for all of the term loans. The term loans also will be secured by a pledge of all shares of the borrower and any other assets of the borrower, and will be guaranteed by the Company.
Each term loan will bear interest at an interest rate equal to, at the borrower’s option, a floating rate of one-month LIBOR plus a margin of 5% per annum (the “Margin”), subject to certain costs of funds adjustments, determined two business days before the borrowing date of each term loan, or a fixed rate based on a notional interest rate swap of twelve 30-day months in respect of such term loan with a floating rate of interest based on one-month LIBOR, plus the Margin.
The borrower is required to repay each term loan on an annuity basis, payable monthly in arrears starting on the seventh month following the date of the borrowing of such term loan, with a final payment of 53% of the initial amount of such term loan due on the 70th month following the date of the borrowing of such term loan.
In connection with the credit agreement, the borrower will guarantee certain of its direct parent’s obligations under existing aircraft operating leases up to a capped amount.
The proceeds of the term loans, which are expected to fund on or before August 30, 2017 unless otherwise extended, are expected to be used to, among other things, repay portions of the outstanding term loan indebtedness of the Company and for general corporate purposes. The lenders are not obligated to fund any of the term loans until the satisfaction of certain conditions to funding, as specified in the credit agreement.

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
The following table summarizes the assets as of June 30, 2017, valued at fair value on a non-recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2017	Total Loss for the Three Months Ended June 30, 2017
Inventories	$—	$1,252	$—	$1,252	$(1,192)
Assets held for sale	—	34,585	—	34,585	(1,564)
Total assets	$—	$35,837	$—	$35,837	$(2,756)
The following table summarizes the assets as of June 30, 2016, valued at fair value on a non-recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2016	Total Loss for the Three Months Ended June 30, 2016
Assets held for sale	$—	$40,572	$—	$40,572	$(10,149)
Total assets	$—	$40,572	$—	$40,572	$(10,149)
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
The fair value of assets held for sale using Level 2 inputs is determined through evaluation of expected sales proceeds for aircraft. This analysis includes estimates based on historical experience with sales, recent transactions involving similar assets, quoted market prices for similar assets and condition and location of aircraft to be sold or otherwise disposed of. The loss for the three months ended June 30, 2017 related to 2 aircraft held for sale and the loss for the three months ended June 30, 2016 related to 11 aircraft held for sale.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Recurring Fair Value Measurements
The following table summarizes the financial instruments we had as of June 30, 2017, valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2017	Balance Sheet Classification
Rabbi Trust investments	$2,201	$—	$—	$2,201	Other assets
Total assets	$2,201	$—	$—	$2,201
The following table summarizes the financial instruments we had as of March 31, 2017, valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2017	Balance Sheet Classification
Rabbi Trust investments	$3,075	$—	$—	$3,075	Other assets
Total assets	$3,075	$—	$—	$3,075
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
Fair Value of Debt
The fair value of our debt has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on quoted market prices. The carrying and fair value of our long-term debt, including the current portion and excluding unamortized debt issuance costs, are as follows (in thousands):

	June 30, 2017		March 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
6¼% Senior Notes	$401,535	$252,967	$401,535	$323,236
Term Loan	253,180	253,180	261,907	261,907
Term Loan Credit Facility	45,900	45,900	45,900	45,900
Revolving Credit Facility	174,500	174,500	139,100	139,100
Lombard Debt	202,514	202,514	196,832	196,832
Macquarie Debt	195,528	195,528	200,000	200,000
Airnorth Debt	15,826	15,826	16,471	16,471
Eastern Airways Debt	14,701	14,701	15,326	15,326
Other Debt	—	—	16,293	16,293
	$1,303,684	$1,155,116	$1,293,364	$1,215,065
Other
The fair values of our cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of these items.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 5 — COMMITMENTS AND CONTINGENCIES
Aircraft Purchase Contracts — As shown in the table below, we expect to make additional capital expenditures over the next six fiscal years to purchase additional aircraft. As of June 30, 2017, we had 29 aircraft on order and options to acquire an additional four aircraft. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order will provide incremental fleet capacity in terms of revenue and operating income.

	Nine Months Ending March 31, 2018	Fiscal Year Ending March 31,
		2019	2020	2021	2022 and thereafter(1)	Total
Commitments as of June 30, 2017: (2)
Number of aircraft:
Medium	2	—	—	—	—	2
Large	—	5	4	4	10	23
U.K. SAR	4	—	—	—	—	4
	6	5	4	4	10	29
Related commitment expenditures (in thousands) (3)
Medium and large	$995	$94,804	$74,118	$71,124	$128,857	$369,898
U.K. SAR	62,889	—	—	—	—	62,889
	$63,884	$94,804	$74,118	$71,124	$128,857	$432,787
Options as of June 30, 2017:
Number of aircraft:
Large	—	2	2	—	—	4
	—	2	2	—	—	4

Related option expenditures (in thousands) (3)	$—	$44,181	$31,536	$—	$—	$75,717
_____________

(1)	Includes $86.0 million for five aircraft orders that can be cancelled prior to delivery dates. As of June 30, 2017, we made non-refundable deposits of $4.5 million related to these aircraft.

(2)	Signed client contracts are currently in place that will utilize four of these aircraft.

(3)	Includes progress payments on aircraft scheduled to be delivered in future periods only if options are exercised.
The following chart presents an analysis of our aircraft orders and options during the three months ended June 30, 2017:

	Orders	Options
Beginning of period	32	4
Aircraft delivered	(3)	—
End of period	29	4
We periodically purchase aircraft for which we have no orders.
Operating Leases — We have non-cancelable operating leases in connection with the lease of certain equipment, land and facilities, including leases for aircraft. Rental expense incurred under all operating leases was $58.7 million and $51.3 million for the three months ended June 30, 2017 and 2016, respectively, which includes rental expense incurred under operating leases for aircraft of $51.7 million and $44.7 million, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The aircraft leases range from base terms of up to 180 months with renewal options of up to 240 months in some cases, include purchase options upon expiration and some include early purchase options. The leases contain terms customary in transactions of this type, including provisions that allow the lessor to repossess the aircraft and require us to pay a stipulated amount if we default on our obligations under the agreements. The following is a summary of the terms related to aircraft leased under operating leases with original or remaining terms in excess of one year as of June 30, 2017:

End of Lease Term	Number of Aircraft
Nine months ending March 31, 2018 to fiscal year 2019	29
Fiscal year 2020 to fiscal year 2022	48
Fiscal year 2023 to fiscal year 2024	14
91

We lease six S-92 model aircraft and one AW139 model aircraft from VIH Aviation Group, which is a related party due to common ownership of Cougar; we paid lease fees of $4.5 million for the three months ended June 30, 2017. Additionally, in July 2016, we began leasing a facility in Galliano, Louisiana from VIH Helicopters USA, Inc., another related party due to common ownership of Cougar; we paid $0.1 million in lease fees during three months ended June 30, 2017.
Employee Agreements — Approximately 53% of our employees are represented by collective bargaining agreements and/or unions with 84% of these employees being represented by collective bargaining agreements and/or unions that have expired or will expire in one year. These agreements generally include annual escalations of up to 3%. Periodically, certain groups of our employees who are not covered by a collective bargaining agreement consider entering into such an agreement. We also have employment agreements with members of senior management.
Separation Programs — In March 2015 and May 2016, we offered voluntary separation programs (“VSPs”) to certain employees as part of our ongoing efforts to improve efficiencies and reduce costs. Additionally, beginning in March 2015, we initiated involuntary separation programs (“ISPs”) in certain regions. Also, during June 2017, two named executive officers and the principal operating officer, along with other employees across various regions, departed from the Company as part of an organizational restructuring. In April 2016, one named executive officer, along with other employees across various regions, departed from the Company as part of a previous restructuring. We recognized compensation expense related to the departure of these officers and other employees included in the table below. The expense related to the VSPs and ISPs for the three months ended June 30, 2017 and 2016 is as follows (in thousands):

	Three Months Ended June 30,
	2017	2016
VSP:
Direct cost	$—	$855
General and administrative	—	23
Total	$—	$878
ISP:
Direct cost	$1,070	$498
General and administrative	7,609	4,030
Total	$8,679	$4,528
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
Other Purchase Obligations — As of June 30, 2017, we had $65.2 million of other purchase obligations representing unfilled purchase orders for aircraft parts, commitments associated with upgrading facilities at our bases and non-cancelable power-by-the-hour maintenance commitments.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Other Matters — Although infrequent, aircraft accidents have occurred in the past, and the related losses and liability claims have been covered by insurance subject to deductible, self-insured retention and loss sensitive factors.
As previously reported, on April 29, 2016, another company’s EC 225LP (also known as a H225LP) model helicopter crashed near Turøy outside of Bergen, Norway. The aircraft was carrying eleven passengers and two crew members at the time of the accident. Thirteen fatalities were reported. The Accident Investigation Board Norway (“AIBN”) issued a report confirming its initial findings that the accident was caused by the fatigue fracture of a component within the aircraft's gearbox. The AIBN continues to investigate.
Prior to the accident, we operated a total of 27 H225LP model aircraft (including 16 owned and 11 leased) worldwide as follows:
•Five H225LP model aircraft registered in Norway;
•Thirteen H225LP model aircraft registered in the United Kingdom; and
•Nine H225LP model aircraft registered in Australia.
On June 2, 2016, the European Aviation Safety Agency (“EASA”) issued an emergency airworthiness directive, which was subsequently amended on June 3, 2016 and June 9, 2016 (collectively, the “June 2016 EASA Airworthiness Directive”), prohibiting flight of H225LP and AS332L2 model aircraft. The June 2016 EASA Airworthiness Directive by its terms did not apply to military, customs, police, search and rescue, firefighting, coastguard or similar activities or services as those types of services are governed by the member states of EASA directly.
On October 7, 2016, EASA subsequently issued a new airworthiness directive effective October 13, 2016 (the “October EASA Airworthiness Directive”) which expressly supersedes the June 2016 Airworthiness Directive and details the mandatory actions necessary to permit a return to service of the H225LP and AS332L2 model aircraft. However, the safety directives issued in June 2016 by the Norway Civil Aviation Agency (“NCAA”) and the U.K. Civil Aviation Authority (“U.K. CAA”) prohibiting commercial operation of the H225LP and AS332L2 model aircraft remained in effect.
On July 7, 2017, the U.K. CAA announced its intention and the intention of the NCAA to remove the restrictions on commercial operations of the H225LP and AS332L2 model aircraft and to establish conditions for return to flight of such aircraft model types. The U.K. CAA stated that the manufacturer of such aircraft model types has developed certain specified modifications and enhanced safety measures and that a plan of checks, modifications and inspections will be undertaken before any flights take place.
On July 20, 2017, the U.K. CAA and NCAA issued safety and operational directives which detail the conditions to apply for safe return to service of H225LP and AS332L2 model aircraft, where operators wish to do so. We do not currently have any AS332L2 model aircraft in our fleet. We continue not to operate for commercial purposes our sole H225LP model aircraft in Norway, our thirteen H225LP model aircraft in the United Kingdom or our six H225LP model aircraft in Australia, or for search and rescue purposes, including training and missions, any of our other four H225LP model aircraft in Norway or our other three H225LP model aircraft in Australia. Our other aircraft, including SAR, continue to operate globally.
We are working with local regulators, Airbus, HeliOffshore and clients, to carefully evaluate next steps and demand for the H225LP model aircraft in our oil and gas and search and rescue operations worldwide. In compliance with the updated safety directives, we are continuing redelivery work on four H225LP aircraft for their planned return to the leasing company over the course of this fiscal year as per the lease redelivery requirements. This redelivery work includes required flight testing as a final part of returning the aircraft to full serviceability. We continue to monitor the situation closely, with the safety of passengers and crews remaining our highest priority.
It is too early to determine whether the H225LP accident that occurred in Norway in April 2016 will have a material impact on us as we are in the process of quantifying the impact and investigating potential claims against Airbus.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

A loss contingency is reasonably possible if the contingency has a more than remote but less than probable chance of occurring. Although management believes that there is no clear requirement to pay amounts at this time and that positions exist suggesting that no further amounts are currently due, it is reasonably possible that a loss could occur for which we have estimated a maximum loss at June 30, 2017 to be approximately $4 million to $6 million.
We are a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.
Note 6 — TAXES
In accordance with GAAP, we estimate the full-year effective tax rate from continuing operations and apply this rate to our year-to-date income from continuing operations. In addition, we separately calculate the tax impact of unusual or infrequent items, if any. The tax impacts of such unusual or infrequent items are treated discretely in the quarter in which they occur. Our effective tax rate was (31.9)% and 5.2% during the three months ended June 30, 2017 and 2016, respectively. The effective tax rate for the three months ended June 30, 2017 and 2016 were both impacted by valuation allowances against future realization of foreign tax credits. Additionally, we continue to value against net operating losses in certain foreign jurisdictions.
The relationship between our provision for or benefit from income taxes and our pre-tax book income can vary significantly from period to period considering, among other factors, (a) the overall level of pre-tax book income, (b) changes in the blend of income that is taxed based on gross revenues or at high effective tax rates versus pre-tax book income or at low effective tax rates and (c) our geographical blend of pre-tax book income. Consequently, our income tax expense does not change proportionally with our pre-tax book income. Significant decreases in our pre-tax book income typically result in higher effective tax rates, while significant increases in pre-tax book income can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above. The increase in our effective tax rate excluding discrete items for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily related to an increase in the blend of earnings taxed in relatively high taxed jurisdictions versus low taxed jurisdictions. Additionally, we increased our valuation allowance by $11.2 million and $13.2 million during the three months ended June 30, 2017 and 2016, respectively, which also increased our effective tax rate.
As of June 30, 2017, there were $1.3 million of unrecognized tax benefits, all of which would have an impact on our effective tax rate if recognized.
Note 7 — EMPLOYEE BENEFIT PLANS
Pension Plans
The following table provides a detail of the components of net periodic pension cost (in thousands):

	Three Months Ended June 30,
	2017	2016
Service cost for benefits earned during the period	$154	$1,960
Interest cost on pension benefit obligation	3,751	4,782
Expected return on assets	(5,309)	(6,471)
Amortization of unrecognized losses	1,778	1,961
Net periodic pension cost	$374	$2,232
The current estimates of our cash contributions required for fiscal year 2018 for our pension plans to be paid in fiscal year 2018 are $15.3 million, of which $4.0 million was paid during the three months ended June 30, 2017. The weighted-average expected long-term rate of return on assets for our U.K. pension plans as of March 31, 2017 was 4.4%.
Incentive Compensation
Stock-based awards are currently made under the Bristow Group Inc. 2007 Long-Term Incentive Plan (the “2007 Plan”). A maximum of 10,646,729 shares of common stock, par value $0.01 per share (“Common Stock”), are reserved. Awards granted under the 2007 Plan may be in the form of stock options, stock appreciation rights, shares of restricted stock, other stock-based awards (payable in cash or Common Stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants. As of June 30, 2017, 2,409,092 shares remained available for grant under the 2007 Plan.
We have a number of other incentive and stock option plans which are described in Note 9 to our fiscal year 2017 Financial Statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Total stock-based compensation expense, which includes stock options and restricted stock, totaled $4.1 million and $4.2 million for the three months ended June 30, 2017 and 2016, respectively. Stock-based compensation expense has been allocated to our various regions.
During the three months ended June 30, 2017, we awarded 457,858 shares of restricted stock at an average grant date fair value of $7.03 per share. Also during the three months ended June 30, 2017, 1,256,043 stock options were granted. The following table shows the assumptions used to compute the stock-based compensation expense for stock options granted during the three months ended June 30, 2017:

Risk free interest rate	1.78%
Expected life (years)	5
Volatility	56.1%
Dividend yield	3.98%
Weighted average exercise price of options granted	$7.03 per option
Weighted average grant-date fair value of options granted	$2.53 per option
During June 2017, we awarded certain members of management phantom restricted stock which will be paid out in cash after three years. We will account for these awards as liability awards. As of June 30, 2017, we had $0.1 million included in other liabilities and deferred credits on our condensed consolidated balance sheet and recognized $0.1 million in general and administrative expense during the three months ended June 30, 2017 related to these awards.
Performance cash awards granted in June 2017 have two components. One half of each performance cash award vest and pay out in cash three years after the date of grant at varying levels depending on our performance in Total Shareholder Return against a peer group of companies. The other half of each performance cash award will be earned based on absolute performance in respect of improved average adjusted earnings per share for the Company over the three-year performance period beginning on April 1, 2017. Performance cash awards granted in June 2015 and June 2016 vest and pay out in cash three years after the date of grant at varying levels depending on our performance in Total Shareholder Return against a peer group of companies. These awards were designed to tie a significant portion of total compensation to performance. One of the effects of this type of compensation is that it requires liability accounting which can result in volatility in earnings. The liability recorded for these awards as of June 30 and March 31, 2017 was $3.2 million and $14.2 million, respectively, and represents an accrual based on the fair value of the awards on those dates. The decrease in the liability during the three months ended June 30, 2017 resulted from the payout in June 2017 of the awards granted in June 2014, partially offset by the value of the new awards granted in June 2017. Any changes in fair value of the awards in future quarters will increase or decrease the liability and impact results in those periods. The effect, either positive or negative, on future period earnings can vary based on factors including changes in our stock price or the stock prices of the peer group companies, as well as changes in other market and company-specific assumptions that are factored into the calculation of fair value of the performance cash awards.
Compensation expense related to the performance cash awards recorded during the three months ended June 30, 2017 and 2016 was a reduction in expense of $3.0 million and $1.1 million, respectively, due to the decrease in the fair value of the awards.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 8 — EARNINGS PER SHARE AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Earnings per Share
Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per common share excludes options to purchase shares and restricted stock awards, which were outstanding during the period but were anti-dilutive, as follows:

	Three Months Ended June 30,
	2017	2016
Options:
Outstanding	3,040,278	1,127,883
Weighted average exercise price	$39.69	$44.35
Restricted stock awards:
Outstanding	481,451	462,358
Weighted average price	$23.40	$31.43

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
	2017	2016
Earnings (in thousands):
Loss available to common stockholders	$(55,275)	$(40,772)
Shares:
Weighted average number of common shares outstanding – basic	35,227,434	34,990,136
Net effect of dilutive stock options and restricted stock awards based on the treasury stock method	—	—
Weighted average number of common shares outstanding – diluted	35,227,434	34,990,136

Basic loss per common share	$(1.57)	$(1.17)
Diluted loss per common share	$(1.57)	$(1.17)

Accumulated Other Comprehensive Income
The following table sets forth the changes in the balances of each component of accumulated other comprehensive income:

	Currency Translation Adjustments	Pension Liability Adjustments (1)	Total
Balance as of March 31, 2017	$(149,721)	$(178,556)	$(328,277)
Other comprehensive income before reclassification	10,070	—	10,070
Reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	10,070	—	10,070
Foreign exchange rate impact	8,954	(8,954)	—
Balance as of June 30, 2017	$(130,697)	$(187,510)	$(318,207)
_____________

(1)	Reclassification of amounts related to pension liability adjustments are included as a component of net periodic pension cost.

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
The following tables show region information for the three months ended June 30, 2017 and 2016 and as of June 30 and March 31, 2017, where applicable, reconciled to consolidated totals, and prepared on the same basis as our condensed consolidated financial statements (in thousands):

	Three Months Ended June 30,
	2017	2016
Region gross revenue from external clients:
Europe Caspian	$191,399	$194,824
Africa	50,790	54,262
Americas	55,762	58,197
Asia Pacific	52,446	59,144
Corporate and other	1,712	2,971
Total region gross revenue	$352,109	$369,398
Intra-region gross revenue:
Europe Caspian	$1,036	$2,139
Africa	—	—
Americas	2,294	847
Asia Pacific	—	—
Corporate and other	22	245
Total intra-region gross revenue	$3,352	$3,231
Consolidated gross revenue reconciliation:
Europe Caspian	$192,435	$196,963
Africa	50,790	54,262
Americas	58,056	59,044
Asia Pacific	52,446	59,144
Corporate and other	1,734	3,216
Intra-region eliminations	(3,352)	(3,231)
Total consolidated gross revenue	$352,109	$369,398

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended June 30,
	2017	2016
Earnings from unconsolidated affiliates, net of losses – equity method investments:
Europe Caspian	$30	$51
Americas	(535)	3,863
Corporate and other	(160)	(84)
Total earnings from unconsolidated affiliates, net of losses – equity method investments	$(665)	$3,830

Consolidated operating income (loss) reconciliation:
Europe Caspian	$4,407	$13,030
Africa	10,048	1,571
Americas	(1,256)	921
Asia Pacific	(12,530)	(5,893)
Corporate and other	(25,957)	(25,847)
Gain (loss) on disposal of assets	699	(10,017)
Total consolidated operating loss	$(24,589)	$(26,235)

Depreciation and amortization:
Europe Caspian	$11,822	$11,189
Africa	3,076	5,453
Americas	6,999	11,381
Asia Pacific	5,810	4,236
Corporate and other	3,349	2,435
Total depreciation and amortization (1)	$31,056	$34,694

	June 30, 2017	March 31, 2017
Identifiable assets:
Europe Caspian	$1,041,670	$1,091,536
Africa	425,614	325,719
Americas	881,049	809,071
Asia Pacific	343,278	433,614
Corporate and other (2)	379,219	453,907
Total identifiable assets	$3,070,830	$3,113,847

Investments in unconsolidated affiliates – equity method investments:
Europe Caspian	$315	$257
Americas	195,357	200,362
Corporate and other	3,216	3,257
Total investments in unconsolidated affiliates – equity method investments	$198,888	$203,876
_____________

(1)
Includes accelerated depreciation expense of $6.9 million during the three months ended June 30, 2016 related to aircraft where management made the decision to exit these model types earlier than originally anticipated in our Europe Caspian, Americas and Africa regions of $0.2 million, $3.9 million and $2.8 million, respectively. For further details, see Note 1.

(2)
Includes $112.2 million and $199.3 million of construction in progress within property and equipment on our condensed consolidated balance sheets as of June 30 and March 31, 2017, respectively, which primarily represents progress payments on aircraft to be delivered in future periods.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 10 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
In connection with the issuance of the 6 1/4% Senior Notes due 2022 (the “6 1/4% Senior Notes”), certain of our U.S. subsidiaries (the “Guarantor Subsidiaries”) fully, unconditionally, jointly and severally guaranteed the payment obligations under these notes. The following supplemental financial information sets forth, on a consolidating basis, the balance sheet, statement of operations, comprehensive income and cash flow information for Bristow Group Inc. (“Parent Company Only”), for the Guarantor Subsidiaries and for our other subsidiaries (the “Non-Guarantor Subsidiaries”). We have not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2017

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue:
Gross revenue	$—	$45,775	$306,334	$—	$352,109
Intercompany revenue	—	32,191	—	(32,191)	—
	—	77,966	306,334	(32,191)	352,109
Operating expense:
Direct cost and reimbursable expense	6	52,334	245,437	—	297,777
Intercompany expenses	—	—	32,191	(32,191)	—
Depreciation and amortization	2,917	12,483	15,656	—	31,056
General and administrative	19,107	5,762	21,838	—	46,707
	22,030	70,579	315,122	(32,191)	375,540

Loss on impairment	—	(1,192)	—	—	(1,192)
Gain on disposal of assets	—	416	283	—	699
Earnings from unconsolidated affiliates, net of losses	(20,645)	—	(665)	20,645	(665)
Operating income (loss)	(42,675)	6,611	(9,170)	20,645	(24,589)
Interest expense, net	(9,058)	(5,780)	(1,183)	—	(16,021)
Other income (expense), net	(29)	(357)	(1,259)	—	(1,645)

Income (loss) before (provision) benefit for income taxes	(51,762)	474	(11,612)	20,645	(42,255)
Allocation of consolidated income taxes	(3,502)	(4,160)	(5,829)	—	(13,491)
Net loss	(55,264)	(3,686)	(17,441)	20,645	(55,746)
Net (income) loss attributable to noncontrolling interests	(11)	—	482	—	471
Net loss attributable to Bristow Group	$(55,275)	$(3,686)	$(16,959)	$20,645	$(55,275)

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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended June 30, 2017

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net loss	$(55,264)	$(3,686)	$(17,441)	$20,645	$(55,746)
Other comprehensive loss:
Currency translation adjustments	—	338	14,352	(4,930)	9,760
Total comprehensive loss	(55,264)	(3,348)	(3,089)	15,715	(45,986)

Net (income) loss attributable to noncontrolling interests	(11)	—	482	—	471
Currency translation adjustments attributable to noncontrolling interests	—	—	310	—	310
Total comprehensive (income) loss attributable to noncontrolling interests	(11)	—	792	—	781
Total comprehensive loss attributable to Bristow Group	$(55,275)	$(3,348)	$(2,297)	$15,715	$(45,205)

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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Balance Sheet
As of June 30, 2017

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,386	$1,187	$72,306	$—	$78,879
Accounts receivable	133,432	336,915	291,635	(530,267)	231,715
Inventories	—	33,833	96,646	—	130,479
Assets held for sale	—	28,601	5,984	—	34,585
Prepaid expenses and other current assets	2,097	6,076	41,901	(6,929)	43,145
Total current assets	140,915	406,612	508,472	(537,196)	518,803
Intercompany investment	2,486,473	104,435	131,194	(2,722,102)	—
Investment in unconsolidated affiliates	—	—	205,174	—	205,174
Intercompany notes receivable	271,499	36,358	26,265	(334,122)	—
Property and equipment—at cost:
Land and buildings	4,806	62,114	168,350	—	235,270
Aircraft and equipment	155,041	1,212,349	1,238,588	—	2,605,978
	159,847	1,274,463	1,406,938	—	2,841,248
Less: Accumulated depreciation and amortization	(32,013)	(270,749)	(327,461)	—	(630,223)
	127,834	1,003,714	1,079,477	—	2,211,025
Goodwill	—	—	19,907	—	19,907
Other assets	10,533	2,242	103,146	—	115,921
Total assets	$3,037,254	$1,553,361	$2,073,635	$(3,593,420)	$3,070,830

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$292,663	$136,609	$178,101	$(510,875)	$96,498
Accrued liabilities	53,816	11,141	139,230	(24,690)	179,497
Current deferred taxes	457	1,585	(2,042)	—	—
Short-term borrowings and current maturities of long-term debt	81,312	17,685	18,820	—	117,817
Total current liabilities	428,248	167,020	334,109	(535,565)	393,812
Long-term debt, less current maturities	788,229	283,286	103,234	—	1,174,749
Intercompany notes payable	62,532	216,292	56,400	(335,224)	—
Accrued pension liabilities	—	—	60,057	—	60,057
Other liabilities and deferred credits	7,771	6,679	11,184	—	25,634
Deferred taxes	107,289	42,512	9,638	—	159,439
Redeemable noncontrolling interest	—	—	6,349	—	6,349
Stockholders’ investment:
Common stock	380	20,028	131,317	(151,345)	380
Additional paid-in-capital	813,857	29,387	284,048	(313,435)	813,857
Retained earnings	934,166	787,431	803,028	(1,590,459)	934,166
Accumulated other comprehensive loss	78,306	726	270,153	(667,392)	(318,207)
Treasury shares	(184,796)	—	—	—	(184,796)
Total Bristow Group stockholders’ investment	1,641,913	837,572	1,488,546	(2,722,631)	1,245,400
Noncontrolling interests	1,272	—	4,118	—	5,390
Total stockholders’ investment	1,643,185	837,572	1,492,664	(2,722,631)	1,250,790
Total liabilities, redeemable noncontrolling interest and stockholders’ investment	$3,037,254	$1,553,361	$2,073,635	$(3,593,420)	$3,070,830

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Balance Sheet
As of March 31, 2017

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$3,382	$299	$92,975	$—	$96,656
Accounts receivable	76,383	288,235	212,900	(370,603)	206,915
Inventories	—	34,721	90,190	—	124,911
Assets held for sale	—	30,716	7,530	—	38,246
Prepaid expenses and other current assets	3,237	4,501	43,856	(10,451)	41,143
Total current assets	83,002	358,472	447,451	(381,054)	507,871
Intercompany investment	2,491,631	104,435	126,296	(2,722,362)	—
Investment in unconsolidated affiliates	—	—	210,162	—	210,162
Intercompany notes receivable	306,641	37,633	39,706	(383,980)	—
Property and equipment—at cost:
Land and buildings	4,806	62,114	164,528	—	231,448
Aircraft and equipment	151,005	1,199,073	1,272,623	—	2,622,701
	155,811	1,261,187	1,437,151	—	2,854,149
Less: Accumulated depreciation and amortization	(29,099)	(258,225)	(312,461)	—	(599,785)
	126,712	1,002,962	1,124,690	—	2,254,364
Goodwill	—	—	19,798	—	19,798
Other assets	18,770	2,139	100,743	—	121,652
Total assets	$3,026,756	$1,505,641	$2,068,846	$(3,487,396)	$3,113,847

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$231,841	$70,434	$151,382	$(355,442)	$98,215
Accrued liabilities	61,791	17,379	132,704	(25,628)	186,246
Current deferred taxes	(1,272)	2,102	—	—	830
Short-term borrowings and current maturities of long-term debt	79,053	17,432	34,578	—	131,063
Total current liabilities	371,413	107,347	318,664	(381,070)	416,354
Long-term debt, less current maturities	763,325	284,710	102,921	—	1,150,956
Intercompany notes payable	70,689	226,091	87,200	(383,980)	—
Accrued pension liabilities	—	—	61,647	—	61,647
Other liabilities and deferred credits	11,597	6,229	11,073	—	28,899
Deferred taxes	112,716	40,344	1,813	—	154,873
Redeemable noncontrolling interest	—	—	6,886	—	6,886
Stockholders’ investment:
Common stock	379	20,028	115,317	(135,345)	379
Additional paid-in-capital	809,995	29,387	284,048	(313,435)	809,995
Retained earnings	991,906	791,117	819,987	(1,611,104)	991,906
Accumulated other comprehensive loss	78,306	388	255,491	(662,462)	(328,277)
Treasury shares	(184,796)	—	—	—	(184,796)
Total Bristow Group stockholders’ investment	1,695,790	840,920	1,474,843	(2,722,346)	1,289,207
Noncontrolling interests	1,226	—	3,799	—	5,025
Total stockholders’ investment	1,697,016	840,920	1,478,642	(2,722,346)	1,294,232
Total liabilities, redeemable noncontrolling interest and stockholders’ investment	$3,026,756	$1,505,641	$2,068,846	$(3,487,396)	$3,113,847

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Cash Flows
Three Months Ended June 30, 2017

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash used in operating activities	$(37,229)	$(7,228)	$(6,722)	$—	$(51,179)
Cash flows from investing activities:
Capital expenditures	(4,036)	(3,070)	(5,447)	—	(12,553)
Proceeds from asset dispositions	—	2,473	39,502	—	41,975
Net cash provided by (used in) investing activities	(4,036)	(597)	34,055	—	29,422
Cash flows from financing activities:
Proceeds from borrowings	68,800	—	218	—	69,018
Debt issuance costs	—	(466)	(27)	—	(493)
Repayment of debt	(42,150)	(5,013)	(19,784)	—	(66,947)
Dividends paid	(2,465)	—	—	—	(2,465)
Increases (decreases) in cash related to intercompany advances and debt	19,370	14,192	(33,562)	—	—
Partial prepayment of put/call obligation	(12)	—	—	—	(12)
Repurchases for tax withholdings on vesting of equity awards	(274)	—	—	—	(274)
Net cash provided by (used in) financing activities	43,269	8,713	(53,155)	—	(1,173)
Effect of exchange rate changes on cash and cash equivalents	—	—	5,153	—	5,153
Net increase (decrease) in cash and cash equivalents	2,004	888	(20,669)	—	(17,777)
Cash and cash equivalents at beginning of period	3,382	299	92,975	—	96,656
Cash and cash equivalents at end of period	$5,386	$1,187	$72,306	$—	$78,879

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Cash Flows
Three Months Ended June 30, 2016

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash provided by (used in) operating activities	$(47,632)	$17,142	$15,678	$(16)	$(14,828)
Cash flows from investing activities:
Capital expenditures	(7,238)	(6,380)	(7,445)	—	(21,063)
Proceeds from asset dispositions	—	9,486	2,014	—	11,500
Net cash provided by (used in) investing activities	(7,238)	3,106	(5,431)	—	(9,563)
Cash flows from financing activities:
Proceeds from borrowings	71,950	—	2,458	—	74,408
Debt issuance costs	(2,925)	—	—	—	(2,925)
Repayment of debt	(16,000)	—	(2,035)	—	(18,035)
Dividends paid	(2,453)	—	—	—	(2,453)
Increases (decreases) in cash related to intercompany advances and debt	(30,342)	(23,641)	53,983	—	—
Partial prepayment of put/call obligation	(13)	—	—	—	(13)
Payment of contingent consideration	—	—	(10,000)	—	(10,000)
Repurchases for tax withholdings on vesting of equity awards	(570)	—	—	—	(570)
Net cash provided by (used in) financing activities	19,647	(23,641)	44,406	—	40,412
Effect of exchange rate changes on cash and cash equivalents	—	—	2,380	—	2,380
Net increase (decrease) in cash and cash equivalents	(35,223)	(3,393)	57,033	(16)	18,401
Cash and cash equivalents at beginning of period	35,241	3,393	65,676	—	104,310
Cash and cash equivalents at end of period	$18	$—	$122,709	$(16)	$122,711

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Bristow Group Inc.:
We have reviewed the accompanying condensed consolidated balance sheets of Bristow Group Inc. and subsidiaries as of June 30, 2017 and the related condensed consolidated statements of operations, comprehensive loss, cash flows and changes in equity and redeemable noncontrolling interest for the three-month periods ended June 30, 2017 and 2016. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bristow Group Inc. and subsidiaries as of March 31, 2017, and the related consolidated statements of operations, comprehensive loss, cash flows and stockholders’ investment and redeemable noncontrolling interests for the year then ended (not presented herein); and in our report dated May 23, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2017 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
Houston, Texas
August 3, 2017

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 (the “fiscal year 2017 Annual Report”) and the MD&A contained therein. In the discussion that follows, the terms “Current Quarter” and “Comparable Quarter” refer to the three months ended June 30, 2017 and 2016, respectively. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ending March 31, 2018 is referred to as “fiscal year 2018”.
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
You should consider the following key factors when evaluating these forward-looking statements:

•	fluctuations in worldwide prices of and demand for oil and natural gas;

•	fluctuations in levels of oil and natural gas exploration, development and production activities;

•	fluctuations in the demand for our services;

•	the possibility that segments of our fleet may be grounded for extended periods of time or indefinitely;

•	the possibility that we may be unable to obtain financing, draw on our credit facilities or enter into definitive agreements with respect to financings on terms that are favorable to us;

•	the possibility that we may lack sufficient liquidity or access to additional financing sources to continue to finance contractual commitments;

•	the possibility that we may be unable to maintain compliance with debt covenants;

•	the possibility that we may be unable to defer payment on certain aircraft into future fiscal years or take delivery of certain aircraft later than initially scheduled;

•	the possibility that we may impair our long-lived assets, including goodwill, property and equipment and investments in unconsolidated affiliates;

•	the possibility of significant changes in foreign exchange rates and controls, including as a result of Brexit;

•	the possibility that we may be unable to dispose of older aircraft through sales into the aftermarket;

•	the possibility that the major oil companies do not continue to expand internationally and offshore;

•	the existence of competitors;

•	the existence of operating risks inherent in our business, including the possibility of declining safety performance;

•	the possibility of political instability, war or acts of terrorism in any of the countries where we operate;

•	the possibility of changes in tax and other laws and regulations;

•	the possibility that we may be unable to re-deploy our aircraft to regions with greater demand;

•	the possibility that reductions in spending on aviation services by governmental agencies could lead to modifications of search and rescue (“SAR”) contract terms or delays in receiving payments;

•	the possibility that we may be unable to acquire additional aircraft due to limited availability or unable to exercise aircraft purchase options;

•	general economic conditions, including the capital and credit markets;

•	the possibility that we or our suppliers may be unable to deliver new aircraft on time or on budget;

•	the possibility that clients may reject our aircraft due to late delivery or unacceptable aircraft design or operability; and

•	the possibility that we do not achieve the anticipated benefits from the addition of new-technology aircraft to our fleet.
The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. For a more detailed description of risk factors, please see the risks and uncertainties described under Item 1A. “Risk Factors” included in the fiscal year 2017 Annual Report.
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
In fiscal year 2013, Bristow Helicopters was awarded a contract with the U.K. Department for Transport (the “DfT”) to provide public sector SAR services for all of the U.K. (the “U.K. SAR contract”). The U.K. SAR contract has a phased-in transition period that began in April 2015 and continued to July 2017 and a contract length of approximately ten years. We are currently operational at all ten bases as follows: Humberside and Inverness (April 2015), Caernarfon (July 2015), Lydd (August 2015), St. Athan (October 2015), Prestwick and Newquay (January 2016), Lee-on-Solent (March 2017), and two previously awarded Gap SAR bases of Sumburgh (June 2013) and Stornoway (July 2013). One Gap SAR base transitioned to the U.K. SAR contract on March 31, 2017 and the remaining Gap SAR base transitioned to the U.K. SAR contract on July 1, 2017.
During the Current Quarter, we generated approximately 69% of our consolidated operating revenue from external clients from oil and gas operations, approximately 15% from SAR operations and approximately 15% from fixed wing services that support our global helicopter operations.
We conduct our business in one segment: industrial aviation services. The industrial aviation services segment operations are conducted primarily through four regions:

•	Europe Caspian,

•	Africa,

•	Americas, and

•	Asia Pacific.
We primarily provide industrial aviation services to a broad base of major integrated, national and independent offshore energy companies. Our clients charter our helicopters primarily to transport personnel between onshore bases and offshore production platforms, drilling rigs and other installations. To a lesser extent, our clients also charter our helicopters to transport time-sensitive equipment to these offshore locations. These clients' operating expenditures in the production sector are the principal source of our revenue, while their exploration and development capital expenditures provide a lesser portion of our revenue. The clients for SAR services include both the oil and gas industry, where our revenue is primarily dependent on our clients’ operating expenditures, and governmental agencies, where our revenue is dependent on a country's desire to privatize SAR and enter into long-term contracts. In addition to our primary industrial aviation services operations, we also operate a training unit, Bristow Academy. As of June 30, 2017, we operated 344 aircraft (including 223 owned aircraft and 121 leased aircraft; 14 of the owned aircraft are held for sale) and our unconsolidated affiliates operated 113 aircraft in addition to those aircraft leased from us.

The chart below presents (1) the number of aircraft in our fleet and their distribution among the regions of our industrial aviation services segment as of June 30, 2017; (2) the number of helicopters which we had on order or under option as of June 30, 2017; and (3) the percentage of operating revenue which each of our regions provided during the Current Quarter. For additional information regarding our commitments and options to acquire aircraft, see Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Percentage of Current Quarter Operating Revenue	Aircraft in Consolidated Fleet
		Helicopters				Fixed Wing (1)		Unconsolidated Affiliates (4)
		Small	Medium	Large	Training		Total (2)(3)		Total
Europe Caspian	54%	—	16	78	—	31	125	—	125
Africa	15%	9	31	5	—	5	50	46	96
Americas	17%	14	41	17	—	—	72	67	139
Asia Pacific	14%	2	10	23	—	14	49	—	49
Corporate and other	—%	—	—	—	48	—	48	—	48
Total	100%	25	98	123	48	50	344	113	457
Aircraft not currently in fleet: (5)
On order		—	2	27	—	—	29
Under option		—	—	4	—	—	4
_____________

(1)
Eastern Airways operates a total of 31 fixed wing aircraft in the Europe Caspian region and provides technical support for 3 fixed wing aircraft in the Africa region. Additionally, Airnorth operates a total of 14 fixed wing aircraft, which are included in the Asia Pacific region.

(2)	Includes 14 aircraft held for sale and 121 leased aircraft as follows:

	Held for Sale Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Training	Fixed Wing	Total
Europe Caspian	—	2	—	—	—	2
Africa	—	4	—	—	—	4
Americas	—	5	—	—	—	5
Asia Pacific	—	—	—	—	1	1
Corporate and other	—	—	—	2	—	2
Total	—	11	—	2	1	14

	Leased Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Training	Fixed Wing	Total
Europe Caspian	—	6	39	—	13	58
Africa	—	1	2	—	2	5
Americas	1	14	7	—	—	22
Asia Pacific	2	3	9	—	4	18
Corporate and other	—	—	—	18	—	18
Total	3	24	57	18	19	121

(3)	The average age of our commercial helicopter fleet, which excludes training aircraft, was approximately nine years as of June 30, 2017.

(4)
The 113 aircraft operated by our unconsolidated affiliates do not include those aircraft leased from us. Includes 43 helicopters (primarily medium) and 24 fixed wing aircraft owned and managed by Líder Táxi Aéreo S.A. (“Líder”), our unconsolidated affiliate in Brazil included in the Americas region, and 39 helicopters and 7 fixed wing aircraft owned by Petroleum Air Services (“PAS”), our unconsolidated affiliate in Egypt included in the Africas region.

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

	Current Quarter (1)	Fiscal Year Ended March 31,
		2017	2016	2015	2014	2013
LACE	173	174	162	166	158	158
LACE Rate (in millions)	$6.66	$6.63	$8.85	$9.33	$9.34	$8.35
_____________

(1)	LACE rate is annualized.
The following table presents the distribution of LACE helicopters owned and leased, and the percentage of LACE leased as of June 30, 2017. The percentage of LACE leased is calculated by taking the total LACE for leased commercial helicopters divided by the total LACE for all commercial helicopters we operate, including both owned and leased.

	LACE
	Owned Aircraft	Leased Aircraft	Percentage of LACE leased
Europe Caspian	43	42	49%
Africa	18	3	12%
Americas	24	14	37%
Asia Pacific	18	11	39%
Total	103	70	40%

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

•
Improve Balance Sheet and Return on Capital. We seek to continue to improve our balance sheet and liquidity and reduce our capital costs, with a near term goal of debt reduction and profitability. To achieve this we have historically practiced the principal of prudent balance sheet management and have proactively managed our liquidity position with cash flows from operations, as well as external financings. These external financings have included the use of operating leases for a target of approximately 35% of our LACE. The target recognizes that we will have variability above or below the target of approximately 5% of our LACE due to timing of leases, purchases, disposals and lease terminations. As of June 30, 2017, commercial helicopters under operating leases accounted for 40% of our LACE. See “Liquidity and Capital Resources — Financial Condition and Sources of Liquidity” included elsewhere in this Quarterly Report for further discussion of our capital structure and liquidity. In August 2017, we suspended our quarterly dividend as part of a broader plan of reducing costs and improving liquidity. By suspending what has been a $0.07 per share quarterly dividend, we will preserve approximately $10 million of cash annually.

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
Fiscal year 2018 STRIVE priorities — During fiscal year 2018, we will employ the following priorities in furtherance of the STRIVE strategy: (1) maintaining safety as the Company’s first priority; (2) achieving cost efficiencies, including reduced corporate general and administrative expenses to approximately 12% of revenues, while also implementing lean processes and improving productivity; (3) utilizing portfolio and fleet optimization, combined with pursuing original equipment manufacturers (“OEM”) cost recoveries and capital expenditure reduction to improve liquidity and reduce debt; and (4) achieving revenue growth through contracts wins in our primary geographical hubs with a focus on delivering greater efficiencies to our core oil and gas clients.

Market Outlook
Our core business is providing industrial aviation services to the worldwide oil and gas industry. We also provide public and private sector SAR services and fixed wing transportation services. Our global operations and critical mass of helicopters provide us with geographic and client diversity which helps mitigate risks associated with a single market or client.
The oil and gas business environment experienced a significant downturn beginning during fiscal year 2015. Brent crude oil prices declined from approximately $106 per barrel at July 1, 2014 to a low of approximately $26 per barrel in February 2016 with an increase to approximately $46 per barrel as of June 30, 2017. The decrease in oil prices was driven by increased global supply and forecasts of reduced demand for crude oil resulting from weaker global economic growth in many regions of the world. The oil price decline negatively impacted the cash flow of our clients and resulted in their implementation of measures to reduce operational and capital costs in calendar years 2015 and 2016 compared to 2014 levels, negatively impacting activity during fiscal years 2015, 2016 and 2017. These cost reductions have continued into calendar year 2017 and have impacted both the offshore production and the offshore exploration activity of our clients, with offshore production activity being impacted to a lesser extent, continuing to negatively impact activity during fiscal year 2018. Although the largest share of our revenue relates to oil and gas production and our largest contract, the U.K. SAR contract, is not directly impacted by declining oil prices, the significant drop in the price of crude oil resulted in the rescaling, delay or cancellation of planned offshore projects which has negatively impacted our operations and could continue to negatively impact our operations in future periods. The oil price environment is beginning to show signs of stabilizing, but we are uncertain as to when a recovery in offshore spending will occur. An extended period of reduced crude oil prices and related offshore spending may have a material impact on our financial position, cash flow and results of operations.
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
Recent Events
Aircraft incident — As previously reported, on April 29, 2016, another company’s EC 225LP (also known as a H225LP) model helicopter crashed near Turøy outside of Bergen, Norway. The aircraft was carrying eleven passengers and two crew members at the time of the accident. Thirteen fatalities were reported. The Accident Investigation Board Norway (“AIBN”) issued a report confirming its initial findings that the accident was caused by the fatigue fracture of a component within the aircraft's gearbox. The AIBN continues to investigate.
Prior to the accident, we operated a total of 27 H225LP model aircraft (including 16 owned and 11 leased) worldwide as follows:
•Five H225LP model aircraft registered in Norway;
•Thirteen H225LP model aircraft registered in the United Kingdom; and
•Nine H225LP model aircraft registered in Australia.
On June 2, 2016, the European Aviation Safety Agency (“EASA”) issued an emergency airworthiness directive, which was subsequently amended on June 3, 2016 and June 9, 2016 (collectively, the “June 2016 EASA Airworthiness Directive”), prohibiting flight of H225LP and AS332L2 model aircraft. The June 2016 EASA Airworthiness Directive by its terms did not apply to military, customs, police, search and rescue, firefighting, coastguard or similar activities or services as those types of services are governed by the member states of EASA directly.
On October 7, 2016, EASA subsequently issued a new airworthiness directive effective October 13, 2016 (the “October EASA Airworthiness Directive”) which expressly supersedes the June 2016 Airworthiness Directive and details the mandatory actions necessary to permit a return to service of the H225LP and AS332L2 model aircraft. However, the safety directives issued in June 2016 by the Norway Civil Aviation Agency (“NCAA”) and the U.K. Civil Aviation Authority (“U.K. CAA”) prohibiting commercial operation of the H225LP and AS332L2 model aircraft remained in effect.

On July 7, 2017, the U.K. CAA announced its intention and the intention of the NCAA to remove the restrictions on commercial operations of the H225LP and AS332L2 model aircraft and to establish conditions for return to flight of such aircraft model types. The U.K. CAA stated that the manufacturer of such aircraft model types has developed certain specified modifications and enhanced safety measures and that a plan of checks, modifications and inspections will be undertaken before any flights take place.
On July 20, 2017, the U.K. CAA and NCAA issued safety and operational directives which detail the conditions to apply for safe return to service of H225LP and AS332L2 model aircraft, where operators wish to do so. We do not currently have any AS332L2 model aircraft in our fleet. We continue not to operate for commercial purposes our sole H225LP model aircraft in Norway, our thirteen H225LP model aircraft in the United Kingdom or our six H225LP model aircraft in Australia, or for search and rescue purposes, including training and missions, any of our other four H225LP model aircraft in Norway or our other three H225LP model aircraft in Australia. Our other aircraft, including SAR, continue to operate globally.
We are working with local regulators, Airbus, HeliOffshore and clients, to carefully evaluate next steps and demand for the H225LP model aircraft in our oil and gas and search and rescue operations worldwide. In compliance with the updated safety directives, we are continuing redelivery work on four H225LP aircraft for their planned return to the leasing company over the course of this fiscal year as per the lease redelivery requirements. This redelivery work includes required flight testing as a final part of returning the aircraft to full serviceability. We continue to monitor the situation closely, with the safety of passengers and crews remaining our highest priority.
It is too early to determine whether the H225LP accident that occurred in Norway in April 2016 will have a material impact on us as we are in the process of quantifying the impact and investigating potential claims against Airbus.
July 2017 Credit Agreement — On July 17, 2017, one of our wholly-owned subsidiaries entered into a multiple advance term loan credit agreement with PK Transportation Finance Ireland Limited and the several banks, other financial institutions and other lenders from time to time party thereto, which provides for commitments in an aggregate amount of up to $230 million to make up to 24 term loans, each of which term loans shall be made in respect of an aircraft to be pledged as collateral for all of the term loans. The term loans also will be secured by a pledge of all shares of the borrower and any other assets of the borrower, and will be guaranteed by the Company.
Each term loan will bear interest at an interest rate equal to, at the borrower’s option, a floating rate of one-month LIBOR plus a margin of 5% per annum (the “Margin”), subject to certain costs of funds adjustments, determined two business days before the borrowing date of each term loan, or a fixed rate based on a notional interest rate swap of twelve 30-day months in respect of such term loan with a floating rate of interest based on one-month LIBOR, plus the Margin.
In connection with the credit agreement, the borrower will guarantee certain of its direct parent’s obligations under existing aircraft operating leases up to a capped amount.
The proceeds of the term loans, which are expected to fund on or before August 30, 2017 unless otherwise extended, are expected to be used to, among other things, repay portions of the outstanding term loan indebtedness of the Company and for general corporate purposes. The lenders are not obligated to fund any of the term loans until the satisfaction of certain conditions to funding, as specified in the credit agreement.
Structural and leadership changes — On June 8, 2017, we announced structural and leadership changes intended to create a strategically realigned and profitable company in an unprecedented downturn. The new Bristow will have two primary geographical hubs in key areas of business, Europe and the Americas, resulting in a more regionally focused, cost efficient and competitive business positioned to win more contracts. When complete, we believe these changes will result in a smaller, more nimble company, with the same intense focus on delivering safe, reliable service to customers, and positioned for future growth and profitability.
Our Europe hub includes Africa, Asia, Australia, Norway, U.K., Turkmenistan and the Middle East. Our Americas hub includes Bristow Academy, U.S. Gulf of Mexico, Suriname, Guyana, Trinidad, Canada and Brazil. Despite these structural changes, we are still operating primarily out of the four operating regions previously discussed and therefore have not made any changes to the regional disclosure of results for our industrial aviation services segment operations in this Quarterly Report.
The structural change into two primary hubs is expected to generate significant cost savings, in part through lower general and administrative costs. In conjunction with this announcement, we also announced a number of leadership changes, which included the elimination of certain management roles and other corporate positions.

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
For the quarter ended June 30, 2017 and the year ended March 31, 2017, approximately 37% and 36% of our revenue was derived from contracts with customers in the U.K., respectively, and approximately 17% and 16% of our revenue was derived from contracts with customers in other European markets, respectively.
The consequences of Brexit, together with what may be protracted negotiations around the terms of Brexit, could introduce significant uncertainties into global financial markets and adversely impact the regions in which we and our customers operate. In the long term, Brexit could also create uncertainty with respect to the legal and regulatory requirements to which we and our customers in the U.K. are subject and lead to divergent national laws and regulations as the U.K. government determines which E.U. laws to modify or replace. Brexit also exacerbates the potential for additional referendums within the U.K., such as Scotland, which could lead to a breakup of the U.K., creating further legal and regulatory uncertainty.
The Brexit vote has resulted in a significant decline in the value of British pound sterling and volatility in exchange rates is expected to continue as the terms of Brexit are negotiated. If the British pound sterling remains weak or continues to weaken, revenue under contracts denominated in British pound sterling will translate into fewer U.S. dollars. For the Current Quarter, revenue denominated in British pound sterling represented 34% of our revenue. The uncertainties surrounding Brexit and risks associated with the commencement of Brexit could have a material adverse effect on our current business and future growth. For discussion of the impact of changes in foreign currency exchange rates, including the British pound sterling, on our results, see “— Results of Operations — Current Quarter Compared to Comparable Quarter” included elsewhere in this Quarterly Report.
The decision by Nigeria's central bank to move to market-driven foreign currency trading — On June 20, 2016, Nigeria’s central bank abandoned its 16-month peg to the U.S. dollar, which resulted in a 38% devaluation of the naira versus the U.S. dollar from June 20 to June 30, 2016 and an additional 10% devaluation of the naira versus the U.S. dollar from June 30, 2016 to June 30, 2017. For discussion of the impact of changes in foreign currency exchange rates, including the naira, on our results, see “— Results of Operations — Current Quarter Compared to Comparable Quarter” included elsewhere in this Quarterly Report.
Impact of fleet changes — The management of our global aircraft fleet involves a careful evaluation of the expected demand for industrial aviation services across global energy markets, including the type of aircraft needed to meet this demand. As offshore oil and gas drilling and production globally moves to deeper water, more medium and large aircraft and newer technology aircraft may be required. As older aircraft models come off of current contracts and are replaced by new aircraft, our management evaluates our future needs for these aircraft models and ultimately the ability to recover our remaining investments in these aircraft through sales into the aftermarket. We depreciate our aircraft over their expected useful life to the expected salvage value to be received for the aircraft at the end of that life. Depending on the market for aircraft or changes in the expected future use of aircraft within our fleet, we may record gains or losses on aircraft sales, impairment charges for aircraft operating or held for sale, or accelerate or increase depreciation on aircraft used in our operations. In certain instances where a cash return can be made on newer aircraft in excess of the expected return available through the provision of industrial aviation services, we may sell newer aircraft. The number of aircraft sales and the amount of gains and losses recorded on these sales is unpredictable. While aircraft sales are common in our business and are reflected in our operating results, gains and losses on aircraft sales may result in our operating results not reflecting the ordinary operating performance of our primary business, which is providing industrial aviation services to our clients. The gains and losses on aircraft sales and any impairment charges are not included in the calculation of adjusted EBITDA, adjusted net income (loss) or adjusted earnings per share.
As part of an ongoing process to rationalize and simplify our global fleet of commercial helicopters, during fiscal year 2014 we implemented a plan to reduce the number of aircraft types in our fleet to eight model types in approximately five years and six model types in approximately ten years. During fiscal year 2014, we completed our exit from five model types, in fiscal year 2015 we completed our exit from four model types while adding two model types and in fiscal year 2016 we completed our exit from two model types resulting in eleven model types in our fleet as of March 31, 2016. During fiscal year 2018, we completed our exit from two model types resulting in nine model types in our fleet as of July 28, 2017. As we modernize our fleet, the introduction of new technology aircraft types temporarily slows fleet type reduction.

Selected Regional Perspectives
Brazil represents a significant part of our long term helicopter growth outlook due to its concentration and size of its offshore oil reserves. However, in the short term, Brazil and specifically, Petrobras, continues to evidence uncertainty as the price of oil and Petrobras’ restructuring efforts have impacted the helicopter industry. Petrobras did not release any new tenders for multiple medium and large aircraft that were expected to commence in calendar year 2016. While this represents a contraction in short-term demand, Brazil’s impact on long-term helicopter demand is expected to be material. Petrobras represented 62% of Líder’s operating revenue in fiscal year 2017.
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
We conduct business in various foreign countries, and as such, our cash flows and earnings are subject to fluctuations and related risks from changes in foreign currency exchange rates. During the Current Quarter, our primary foreign currency exposure was related to the British pound sterling, the euro, the Australian dollar, the Norwegian kroner and the Nigerian naira and our unconsolidated affiliates foreign currency exposure is primarily related to the Brazilian real. The Brexit event discussed elsewhere in this Quarterly Report is an example of this exposure and possible impact on our results of operations.

Results of Operations
The following table presents our operating results and other statement of operations information for the applicable periods:

	Three Months Ended June 30,		Favorable (Unfavorable)

	2017	2016

	(In thousands, except per share amounts, percentages and flight hours)
Gross revenue:
Operating revenue	$339,729	$356,184	$(16,455)	(4.6)%
Reimbursable revenue	12,380	13,214	(834)	(6.3)%
Total gross revenue	352,109	369,398	(17,289)	(4.7)%

Operating expense:
Direct cost	285,551	289,543	3,992	1.4%
Reimbursable expense	12,226	12,614	388	3.1%
Depreciation and amortization	31,056	34,694	3,638	10.5%
General and administrative	46,707	52,595	5,888	11.2%
Total operating expense	375,540	389,446	13,906	3.6%

Loss on impairment	(1,192)	—	1,192	*
Gain (loss) on disposal of assets	699	(10,017)	10,716	107.0%
Earnings from unconsolidated affiliates, net of losses	(665)	3,830	(4,495)	(117.4)%

Operating loss	(24,589)	(26,235)	1,646	6.3%

Interest expense, net	(16,021)	(10,886)	(5,135)	(47.2)%
Other income (expense), net	(1,645)	(6,189)	4,544	73.4%

Loss before provision for income taxes	(42,255)	(43,310)	1,055	2.4%
Benefit (provision) for income taxes	(13,491)	2,238	(15,729)	(702.8)%

Net loss	(55,746)	(41,072)	(14,674)	(35.7)%
Net loss attributable to noncontrolling interests	471	300	171	57.0%
Net loss attributable to Bristow Group	$(55,275)	$(40,772)	$(14,503)	(35.6)%

Diluted loss per common share	$(1.57)	$(1.17)	$(0.40)	(34.2)%
Operating margin (1)	(7.2)%	(7.4)%	0.2%	2.7%
Flight hours (2)	43,723	43,137	586	1.4%

Non-GAAP financial measures: (3)
Adjusted EBITDA	$15,203	$19,080	$(3,877)	(20.3)%
Adjusted EBITDA margin (1)	4.5%	5.4%	(0.9)%	(16.7)%
Adjusted net loss	$(29,138)	$(12,008)	$(17,130)	(142.7)%
Adjusted diluted loss per share	$(0.83)	$(0.34)	$(0.49)	(144.1)%
_____________
 * percentage change too large to be meaningful or not applicable

(1)	Operating margin is calculated as operating income divided by operating revenue. Adjusted EBITDA margin is calculated as adjusted EBITDA divided by operating revenue.

(2)
Excludes flight hours from Bristow Academy and unconsolidated affiliates. Includes flight hours from Eastern Airways and Airnorth fixed wing operations in the U.K., Nigeria and Australia for the three months ended June 30, 2017 and 2016 totaling 10,379 and 10,334, respectively.

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

	Three Months Ended June 30,
	2017	2016

	(In thousands, except percentages and per share amounts)
Net loss	$(55,746)	$(41,072)
(Gain) loss on disposal of assets	(699)	10,017
Special items (i)	10,866	6,559
Depreciation and amortization	31,056	34,694
Interest expense	16,235	11,120
Provision (benefit) for income taxes	13,491	(2,238)
Adjusted EBITDA	$15,203	$19,080

(Provision) benefit for income taxes	$(13,491)	$2,238
Tax expense (benefit) on gain (loss) on disposal of asset	4,573	(3,206)
Tax provision on special items	11,397	8,526
Adjusted benefit for income taxes	$2,479	$7,558

Effective tax rate (ii)	(31.9)%	5.2%
Adjusted effective tax rate (ii)	7.7%	38.0%

Net loss attributable to Bristow Group	$(55,275)	$(40,772)
Loss on disposal of assets (iii)	3,874	6,811
Special items (i) (iii)	22,263	21,953
Adjusted net loss	$(29,138)	$(12,008)

Diluted loss per share	$(1.57)	$(1.17)
Loss on disposal of assets (iii)	0.11	0.19
Special items (i) (iii)	0.63	0.63
Adjusted diluted loss per share (iv)	(0.83)	(0.34)
_____________

(i)	See information about special items during the Current Quarter and Comparable Quarter under “— Current Quarter Compared to Comparable Quarter” below.

(ii)
Effective tax rate is calculated by dividing benefit (provision) for income tax by pretax net income (loss). Adjusted effective tax rate is calculated by dividing adjusted benefit (provision) for income tax by adjusted pretax net income (loss). Tax expense (benefit) on loss on disposal of asset and tax expense (benefit) on special items is calculated using the statutory rate of the entity recording the loss on disposal of asset or special item.

(iii)
These amounts are presented after applying the appropriate tax effect to each item and dividing by the weighted average shares outstanding during the related period to calculate the earnings per share impact.

(iv)
Adjusted diluted earnings per share is calculated using the diluted weighted average number of shares outstanding of 35,227,434 and 34,990,136 during the Current Quarter and Comparable Quarter, respectively.

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

The following tables present region adjusted EBITDA and adjusted EBITDA margin discussed in “— Region Operating Results,” and consolidated adjusted EBITDA and adjusted EBITDA margin for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016

	(In thousands, except percentages)
Europe Caspian	$16,152	$17,599
Africa	13,383	6,772
Americas	6,176	14,036
Asia Pacific	(5,720)	(3,123)
Corporate and other	(14,788)	(16,204)
Consolidated adjusted EBITDA	$15,203	$19,080

Europe Caspian	8.8%	9.3%
Africa	26.8%	12.7%
Americas	10.7%	23.9%
Asia Pacific	(11.6)%	(5.7)%
Consolidated adjusted EBITDA margin	4.5%	5.4%

The following tables present region depreciation and amortization and rent expense for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016

	(In thousands)
Depreciation and amortization:
Europe Caspian	$11,822	$11,189
Africa	3,076	5,453
Americas	6,999	11,381
Asia Pacific	5,810	4,236
Corporate and other	3,349	2,435
Total depreciation and amortization	$31,056	$34,694

Rent expense:
Europe Caspian	$36,453	$32,288
Africa	2,200	2,268
Americas	6,994	5,562
Asia Pacific	10,954	9,284
Corporate and other	2,074	1,881
Total rent expense	$58,675	$51,283
Current Quarter Compared to Comparable Quarter
Operating revenue from external clients by line of service was as follows:

	Three Months Ended June 30,		Favorable (Unfavorable)
	2017	2016

	(In thousands, except percentages)
Oil and gas services	$234,775	$253,087	$(18,312)	(7.2)%
Fixed wing services	50,677	50,617	60	0.1%
U.K. SAR services	52,587	49,549	3,038	6.1%
Corporate and other	1,690	2,931	(1,241)	(42.3)%
Total operating revenue	$339,729	$356,184	$(16,455)	(4.6)%
The decrease in revenue in the Current Quarter was driven by an unfavorable impact from changes in foreign currency exchange rates compared to the Comparable Quarter of $18.8 million mostly related to the depreciation in the British pound sterling resulting from Brexit as discussed under “Recent Events” above. Additionally, as discussed under “Market Outlook” above, the oil and gas industry has experienced a significant downturn beginning in fiscal year 2015 primarily due to a decline in crude oil prices, which negatively impacted activity with our oil and gas clients. While this decline started in fiscal year 2015, activity and pricing declined further in fiscal years 2016 and 2017 and has continued in fiscal year 2018, resulting in a decrease in revenue for our oil and gas services year-over-year. The decline in oil and gas services revenue was offset by the increase in U.K. SAR services revenue due to additional bases coming online in fiscal years 2017 and 2018.
For the Current Quarter, we reported a net loss of $55.3 million and a diluted loss per share of $1.57 compared to a net loss of $40.8 million and a diluted loss per share of $1.17 for the Comparable Quarter. The year-over-year change in net loss and diluted loss per share was primarily driven by the decline in oil and gas revenue discussed above, higher income tax, rent and interest expense, lower earnings from unconsolidated affiliates and an inventory impairment charge recorded in the Current Quarter. These unfavorable changes were partially offset by higher impairment of asset charges recorded in the Comparable Quarter, a decrease in general and administrative expense and direct costs primarily from lower salaries and benefits in the Current Quarter and lower depreciation and amortization expense due to accelerated depreciation recorded in the Comparable Quarter. The year-over-year impact of changes in foreign currency exchange rates on revenue in the Current Quarter was offset by a positive impact on operating expenses and lower transaction losses compared to the Comparable Quarter.

The net loss for the Current Quarter was significantly impacted by the following items:

•
Organizational restructuring costs of $9.7 million ($6.6 million net of tax) included in general and administrative expense, which includes severance expense of $8.7 million related to separation programs across our global organization designed to increase efficiency and reduce costs and other restructuring costs of $1.0 million,

•	Impairment of inventories of $1.2 million ($0.8 million net of tax) included in loss on impairment, and

•
Tax items of $14.9 million that include non-cash adjustments related to the ongoing impact of valuation of deferred tax assets of $13.9 million and a one-time non-cash tax effect from repositioning of certain aircraft from one tax jurisdiction to another related to recent financing transactions resulting in additional income tax expense of $1.0 million.

Excluding these items, adjusted net loss and adjusted diluted loss per share were $29.1 million and $0.83, respectively, for the Current Quarter. These adjusted results compare to adjusted net loss and adjusted diluted loss per share of $12.0 million and $0.34, respectively, for the Comparable Quarter.
The year-over-year increase in adjusted net loss and diluted earnings per share and decrease in adjusted EBITDA was primarily driven by the decline in oil and gas revenue, higher adjusted income tax expense, higher rent expense and lower earnings from unconsolidated affiliates.
The table below presents the year-over-year impact of changes in foreign currency exchange rates.

	Three Months Ended June 30,		Favorable (Unfavorable)
	2017	2016

	(in thousands, except per share amounts)
Transaction losses	$(1,678)	$(6,257)	$4,579
Líder foreign exchange impact	(1,138)	(48)	(1,090)
Total	$(2,816)	$(6,305)	3,489

Revenue impact			(18,804)
Operating expense impact			13,710
Year-over-year income statement translation			(5,094)

Pre-tax income statement impact			(1,605)
Less: Foreign exchange impact on depreciation and amortization and interest expense			(320)
Adjusted EBITDA impact			$(1,925)

Net income impact (tax affected)			$(403)
Earnings per share impact			$(0.01)
The most significant foreign exchange impact was related to a $5.1 million unfavorable impact from changes in foreign currency exchange rates in the Current Quarter driven by the impact of the depreciating British pound sterling resulting from Brexit on the translation of our results in our Europe Caspian region, partially offset by a favorable impact of the devalued naira in our Africa region. During the Current Quarter, we benefited from the devaluation of the naira as a majority of our revenue in our Africa region is contracted at fixed U.S. dollar values, despite being billed in a mix of U.S. dollar and naira, while the expenses incurred in this region are more evenly split between U.S. dollars and naira, resulting in a significant net expense exposure to the naira that translates into higher U.S. dollar earnings for reporting purposes. This is contrary to our position in our Europe Caspian region, where a majority of our revenue is contracted in British pound sterling with our expense being more evenly split between U.S. dollars and pound sterling, resulting in a significant net revenue exposure to the pound sterling that translates into lower U.S. dollar earnings for reporting purposes. Additionally, results for the Current Quarter were impacted by a $1.1 million unfavorable foreign currency exchange rate impact from our investment in Líder in Brazil. Partially offsetting these unfavorable impacts was $4.6 million less of an unfavorable impact from transaction losses in the Current Quarter compared to the Comparable Quarter.
In response to the ongoing industry downturn, we have implemented cost reduction measures as part of an organizational restructuring, which partially offset the impact of the decline in revenue. See the further discussion of changes in direct costs and general and administrative expense below.
Direct costs decreased 1.4%, or $4.0 million, year-over-year primarily due to the benefit of organizational restructuring efforts reflected in a $10.6 million decrease in salaries and benefits due to lower headcount across all regions and a $3.5 million decrease in freight costs, partially offset by a $6.6 million increase in maintenance expense and a $7.3 million increase in lease costs.
Reimbursable expense decreased 3.1%, or $0.4 million, primarily due to a decline in activity.
Depreciation and amortization expense decreased 10.5%, or $3.6 million, to $31.1 million for the Current Quarter from $34.7 million for the Comparable Quarter. The decrease in depreciation and amortization expense is primarily due to accelerated depreciation of $6.9 million recorded in the Comparable Quarter as a result of fleet changes for older aircraft, partially offset by additional new aircraft and information technology costs being capitalized and depreciated in the Current Quarter.
General and administrative expense decreased 11.2%, or $5.9 million in the Current Quarter, as compared to the Comparable Quarter primarily due to a decrease in compensation expense of $5.4 million resulting from primarily due to lower bonus awards in June 2017 than accrued as of March 31, 2017, a decrease in professional fees of $0.9 million and a decrease of $3.2 million related to information technology costs, relocation and recruiting costs, training and seminars and various other expenses from cost reduction efforts. The decrease in compensation was partially offset by an increase of $3.6 million in severance expense associated with the organizational restructuring efforts.
Loss on impairment for the Current Quarter includes a $1.2 million impairment charge on inventory used on our training fleet.
Gain (loss) on disposal of assets improved $10.7 million, to a gain of $0.7 million for the Current Quarter from a loss of $10.0 million for the Comparable Quarter. The gain on disposal of assets in the Current Quarter included a gain of $2.3 million from the sale or disposal of 6 aircraft and other equipment partially offset by impairment charges totaling $1.6 million related to 2 held for sale aircraft and other equipment. During the Comparable Quarter, the loss on disposal of assets included impairment charges totaling $10.1 million related to 11 held for sale aircraft and other equipment partially offset by a gain of $0.1 million related to six aircraft and other equipment.
Earnings from unconsolidated affiliates, net of losses, decreased $4.5 million to a loss of $0.7 million for the Current Quarter from earnings of $3.8 million in the Comparable Quarter. The decrease in earnings from unconsolidated affiliates, net of losses, primarily resulted from a decrease in earnings from our investment in Líder in Brazil to $0.9 million of earnings in the Current Quarter from $4.5 million in earnings in the Comparable Quarter primarily due to a decrease in activity. Our earnings from Líder in the Comparable Quarter were also decreased by the unfavorable impact of foreign currency exchange rate changes of $1.1 million.
Interest expense, net, increased 47.2%, or $5.1 million, year-over-year primarily due to an increase in interest resulting from an increase in borrowings and a decrease in capitalized interest resulting from lower construction in progress.
For further details on income tax expense, see “— Region Operating Results — Taxes” included elsewhere in this Quarterly Report.

As discussed above, our results for the Current Quarter were impacted by a number of special items. During the Comparable Quarter, special items that impacted our results included organizational restructuring costs, accelerated depreciation expense and tax valuation allowances. The items noted in the Current Quarter and Comparable Quarter have been identified as special items as they are not considered by management to be part of our ongoing operations when assessing and measuring the operational and financial performance of the organization. The impact of these items on our adjusted EBITDA, adjusted net income and adjusted diluted earnings per share is as follows:

	Three Months Ended June 30, 2017
	Adjusted EBITDA	Adjusted Net Loss	Adjusted Diluted Loss Per Share

	(In thousands, except per share amounts)
Organizational restructuring costs	$(9,674)	$(6,602)	$(0.19)
Tax items	—	(14,886)	(0.42)
Inventory impairment	(1,192)	(775)	(0.02)
Total special items	$(10,866)	$(22,263)	(0.63)

	Three Months Ended June 30, 2016
	Adjusted EBITDA	Adjusted Net Loss	Adjusted Diluted Loss Per Share

	(In thousands, except per share amounts)
Organizational restructuring costs	$(6,559)	$(4,292)	$(0.12)
Additional depreciation expense resulting from fleet changes	—	(4,490)	(0.13)
Tax valuation allowances	—	(13,171)	(0.38)
Total special items	$(6,559)	$(21,953)	(0.63)

Region Operating Results
The following tables set forth certain operating information for the regions comprising our industrial aviation services segment. Intercompany lease revenue and expense are eliminated from our segment reporting, and depreciation expense of aircraft is presented in the region that operates the aircraft.
Current Quarter Compared to Comparable Quarter
Set forth below is a discussion of the operations of our regions. Our consolidated results are discussed under “Results of Operations” above.
Europe Caspian

	Three Months Ended June 30,		Favorable (Unfavorable)

	2017	2016

	(In thousands, except percentages)
Operating revenue	$184,478	$189,128	$(4,650)	(2.5)%
Earnings from unconsolidated affiliates, net of losses	$30	$51	$(21)	(41.2)%
Operating income	$4,407	$13,030	$(8,623)	(66.2)%
Operating margin	2.4%	6.9%	(4.5)%	(65.2)%
Adjusted EBITDA	$16,152	$17,599	$(1,447)	(8.2)%
Adjusted EBITDA margin	8.8%	9.3%	(0.5)%	(5.4)%
Rent expense	$36,453	$32,288	$(4,165)	(12.9)%
The Europe Caspian region comprises all of our operations and affiliates in Europe, including oil and gas operations in the U.K. and Norway, Eastern Airways fixed wing operations and public sector SAR operations in the U.K. and our operations in Turkmenistan.
The unfavorable impact of foreign currency exchange rates during the Current Quarter of $18.0 million was the primarily driver of the decrease in revenue year-over-year. Partially offsetting these decreases was an increase in operating revenue driven by the start-up of U.K. SAR bases since the Comparable Quarter, which contributed $10.0 million in additional operating revenue (on a foreign exchange neutral basis) for the Current Quarter and a $6.1 million increase in Norway (on a foreign exchange neutral basis) primarily due to an additional contract. Eastern Airways contributed $27.9 million and $30.9 million in operating revenue and $0.1 million and $1.5 million in adjusted EBITDA for the Current Quarter and Comparable Quarter, respectively.
A substantial portion of our operations in the Europe Caspian region are contracted in the British pound sterling, which depreciated significantly against the U.S. dollar at the end of the Comparable Quarter as a result of Brexit. We recorded a foreign exchange loss of $0.4 million and $6.7 million in the Current Quarter and Comparable Quarter from the revaluation of assets and liabilities on pound sterling functional currency entities as of June 30, 2017 and 2016, respectively, which is recorded in other income (expense), net and included in adjusted EBITDA. Net of the translation and revaluation impacts, adjusted EBITDA was negatively impacted by $1.2 million resulting from the change in exchange rates during the Current Quarter. A further weakening of the British pound sterling could result in additional revaluation losses in future quarters.
Excluding the impact of foreign currency exchange rate changes, operating margin and adjusted EBITDA margin would have been 3.0% and 9.6% in the Current Quarter compared to 5.5% and 11.5% in the Comparable Quarter, respectively. Operating margin and adjusted EBITDA margin, excluding the impact of foreign currency exchange rate changes, decreased in the Current Quarter as a result of the impact from the industry downturn, which was only partially offset by the start-up of the U.K. SAR bases and cost reduction activities.

Africa

	Three Months Ended June 30,		Favorable (Unfavorable)
	2017	2016

	(In thousands, except percentages)
Operating revenue	$49,981	$53,124	$(3,143)	(5.9)%
Operating income	$10,048	$1,571	$8,477	539.6%
Operating margin	20.1%	3.0%	17.1%	570.0%
Adjusted EBITDA	$13,383	$6,772	$6,611	97.6%
Adjusted EBITDA margin	26.8%	12.7%	14.1%	111.0%
Rent expense	2,200	2,268	$68	3.0%
The Africa region comprises all our operations and affiliates on the African continent, including Nigeria and Egypt.
Operating revenue for Africa decreased in the Current Quarter due to an overall decrease in activity driven by the downturn of the oil and gas industry compared to the Comparable Quarter. Activity declined with certain clients and certain contracts ended, reducing revenue by $6.1 million, which was only partially offset by an increase in activity with other clients increasing revenue by $1.6 million. Additionally, we began providing fixed wing services in Africa which generated $1.8 million of operating revenue for the Current Quarter.
Operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin increased in the Current Quarter primarily due to a decline in direct costs (including a $4.3 million decrease in salaries and benefits and a $2.8 million decrease in freight costs), partially offset by the decrease in revenue discussed above. Additionally, operating income and operating margin improved in the Current Quarter due to lower depreciation expense. During the Comparable Quarter, we recorded $2.8 million of accelerated depreciation expense related to aircraft where management made the decision to exit these model types earlier than originally anticipated. The year-over-year devaluation of the Nigerian naira also benefited our results by $2.0 million in this region as expenses denominated in naira translated into less U.S. dollars for reporting purposes.
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
Americas

	Three Months Ended June 30,		Favorable (Unfavorable)
	2017	2016

	(In thousands, except percentages)
Operating revenue	$57,783	$58,754	$(971)	(1.7)%
Earnings from unconsolidated affiliates, net of losses	$(535)	$3,863	$(4,398)	(113.8)%
Operating income	$(1,256)	$921	$(2,177)	(236.4)%
Operating margin	(2.2)%	1.6%	(3.8)%	(237.5)%
Adjusted EBITDA	$6,176	$14,036	$(7,860)	(56.0)%
Adjusted EBITDA margin	10.7%	23.9%	(13.2)%	(55.2)%
Rent expense	$6,994	$5,562	$(1,432)	(25.7)%
The Americas region comprises all our operations and affiliates in North America and South America, including Brazil, Canada, Guyana, Suriname, Trinidad and the U.S. Gulf of Mexico.
Operating revenue decreased slightly in the Current Quarter primarily due to a decline in medium and large activity in our U.S. Gulf of Mexico operations which reduced operating revenue by $3.2 million, a decrease in Trinidad of $1.7 million and a decrease of $1.5 million in Brazil due to no aircraft being leased to Líder in the Current Quarter, partially offset by $2.3 million in additional revenue for the search and rescue consortium in the U.S. Gulf of Mexico and a new contract in Guyana which increased operating revenue by $1.2 million.
Earnings from unconsolidated affiliates, net of losses, decreased $4.4 million primarily due to a decrease in earnings from our investment in Líder in Brazil related to a decrease in activity. Operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin were negatively impacted by an unfavorable exchange rate impact in the Current Quarter which decreased our earnings from our investment in Líder by $1.1 million. See further discussion about our investment in Líder and the Brazil market in “— Executive Overview — Market Outlook” included elsewhere in this Quarterly Report.
The decreases in operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin were driven by the decrease in revenue discussed above and earnings from unconsolidated affiliates and an increase in rent expense of $1.4 million. During the Comparable Quarter, we recorded accelerated depreciation expense on aircraft exiting our fleet of $3.9 million. Additionally, we recorded severance expense related to organizational restructuring efforts of $0.2 million and $1.0 million for the Current Quarter and Comparable Quarter, respectively. Depreciation and amortization, including accelerated depreciation, and severance expense recorded during the Current Quarter and Comparable Quarter, were excluded from adjusted EBITDA and adjusted EBITDA margin.
Asia Pacific

	Three Months Ended June 30,		Favorable (Unfavorable)
	2017	2016

	(In thousands, except percentages)
Operating revenue	$49,127	$55,232	$(6,105)	(11.1)%
Operating income	$(12,530)	$(5,893)	$(6,637)	(112.6)%
Operating margin	(25.5)%	(10.7)%	(14.8)%	(138.3)%
Adjusted EBITDA	$(5,720)	$(3,123)	$(2,597)	(83.2)%
Adjusted EBITDA margin	(11.6)%	(5.7)%	(5.9)%	(103.5)%
Rent expense	$10,954	$9,284	$(1,670)	(18.0)%
The Asia Pacific region comprises all our operations and affiliates in Australia and Southeast Asia, including Malaysia, Sakhalin, and our fixed wing operations through Airnorth in Australia.
Operating revenue decreased in the Current Quarter by $9.3 million due to the ending of short-term contracts in Australia, partially offset by an increase of $1.5 million in Russia and an increase of $1.3 million from our fixed-wing operations. Airnorth contributed $21.0 million and $19.7 million in operating revenue and $0.9 million and $3.5 million in adjusted EBITDA for the Current Quarter and Comparable Quarter, respectively.
Operating income, operating margin, adjusted EBTIDA and adjusted EBITDA margin decreased primarily due to decreased revenue discussed above, an increase in rent expense of $1.7 million and increased maintenance expense of $2.4 million primarily due to timing of heavy maintenance for Airnorth, which was only partially offset by a decrease in salaries and benefits of $2.6 million. Additionally, in the Current Quarter operating income and operating margin were negatively impacted by an increase in depreciation and amortization expense of $1.6 million.
During the Current Quarter and Comparable Quarter, we recorded $0.7 million and $0.4 million in severance expense related to organizational restructuring efforts, respectively. The severance expense is not included in adjusted EBITDA or adjusted EBITDA margin for the Current Quarter and Comparable Quarter.

Corporate and Other

	Three Months Ended June 30,		Favorable (Unfavorable)
	2017	2016

	(In thousands, except percentages)
Operating revenue	$1,712	$3,177	$(1,465)	(46.1)%
Earnings from unconsolidated affiliates	$(160)	$(84)	$(76)	(90.5)%
Operating loss	$(25,957)	$(25,847)	$(110)	(0.4)%
Adjusted EBITDA	$(14,788)	$(16,204)	$1,416	8.7%
Rent expense	$2,074	$1,881	$(193)	(10.3)%
Corporate and other includes our Bristow Academy operations, supply chain management and corporate costs that have not been allocated out to other regions.
Operating revenue decreased in the Current Quarter primarily due to a decline in Bristow Academy revenue of $1.1 million.
Adjusted EBITDA improved primarily due to overall cost reduction activities that decreased general and administrative expenses, partially offset by a decline in revenue discussed above. In addition to the items impacting adjusted EBITDA, operating loss for the Current Quarter was impacted by $1.2 million of inventory impairment charges.
Additionally, during the Current Quarter and Comparable Quarter, we recorded $8.3 million and $5.1 million related to organizational restructuring costs, respectively, and during the Current Quarter, we recorded $1.2 million of inventory impairment charges, all of which are excluded from adjusted EBITDA.
Interest Expense, Net

	Three Months Ended June 30,		Favorable (Unfavorable)
	2017	2016

	(In thousands, except percentages)
Interest income	$214	$234	$(20)	(8.5)%
Interest expense	(16,139)	(12,319)	(3,820)	(31.0)%
Amortization of debt discount	(23)	(27)	4	14.8%
Amortization of debt fees	(1,147)	(1,341)	194	14.5%
Capitalized interest	1,074	2,567	(1,493)	(58.2)%
Interest expense, net	$(16,021)	$(10,886)	$(5,135)	(47.2)%
Interest expense, net increased in the Current Quarter compared to the Comparable Quarter primarily due to an increase in borrowings and lower capitalized interest resulting from lower average construction in progress.
Other Income (Expense), Net

	Three Months Ended June 30,		Favorable (Unfavorable)
	2017	2016

	(In thousands, except percentages)
Foreign currency gains (losses) by region:
Europe Caspian	$(406)	$(6,731)	$6,325	94.0%
Africa	131	(314)	445	141.7%
Americas	207	762	(555)	(72.8)%
Asia Pacific	238	(1,952)	2,190	112.2%
Corporate and other	(1,848)	1,978	(3,826)	(193.4)%
Foreign currency losses	(1,678)	(6,257)	4,579	73.2%
Other	33	68	(35)	(51.5)%
Other income (expense), net	$(1,645)	$(6,189)	$4,544	73.4%

Other income (expense), net improved in the Current Quarter primarily due to less of an unfavorable impact of changes in foreign currency exchange rates compared to the Comparable Quarter. The foreign currency gains (losses) within other income (expense), net are reflected within adjusted EBITDA of the regions shown in the table above.
Taxes

	Three Months Ended June 30,		Favorable (Unfavorable)
	2017	2016

	(In thousands, except percentages)
Effective tax rate	(31.9)%	5.2%	37.1%	713.5%
Net foreign tax on non-U.S. earnings	$171	$230	$59	25.7%
Expense of foreign earnings indefinitely reinvested abroad	$5,251	$1,670	$(3,581)	(214.4)%
Expense (benefit) from change in tax contingency	$16	$(410)	$(426)	(103.9)%
Impact of stock based compensation	$1,646	$—	$(1,646)	*
Foreign statutory rate reduction	$—	$(503)	$(503)	(100.0)%
Deduction for foreign taxes	$(738)	$(583)	$155	26.6%
Change in valuation allowance	$11,166	$13,171	$2,005	15.2%
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
The relationship between our provision for or benefit from income taxes and our pre-tax book income can vary significantly from period to period considering, among other factors, (a) the overall level of pre-tax book income, (b) changes in the blend of income that is taxed based on gross revenues or at high effective tax rates versus pre-tax book income or at low effective tax rates and (c) our geographical blend of pre-tax book income. Consequently, our income tax expense does not change proportionally with our pre-tax book income. Significant decreases in our pre-tax book income typically result in higher effective tax rates, while significant increases in pre-tax book income can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above. The increase in our effective tax rate excluding discrete items for the Current Quarter compared to the Comparable Quarter primarily related to an increase in the blend of earnings taxed in relatively high taxed jurisdictions versus low taxed jurisdictions. Additionally, during the Current and Comparable Quarters, we increased our valuation allowance by $11.2 million and $13.2 million, respectively, which also increased our effective tax rate.
Valuation allowances represent the reduction of our deferred tax assets. We evaluate our deferred tax assets quarterly which requires significant management judgment to determine the recoverability of these deferred tax assets by assessing whether it is more likely than not that some or all of the deferred tax asset will be realized before expiration. After considering all available positive and negative evidence using a “more likely than not” standard, we believe it is appropriate to value against deferred tax assets related to foreign tax credits and certain foreign net operating losses. As a result, for the Current and Comparable Quarters, we recorded a valuation allowance of $7.6 million and $11.0 million, respectively, against foreign tax credits and $3.6 million and $2.2 million, respectively, against net operating losses in certain foreign jurisdictions. These valuation allowances recorded in the Current Quarter combined with the impact of ongoing valuation allowances on our overall effective tax rate for fiscal year 2018 resulted in additional non-cash tax expense of $13.9 million in the Current Quarter. Additionally, we recorded a one-time non-cash tax effect from repositioning of certain aircraft from one tax jurisdiction to another related to recent financing transactions resulting in additional tax expense of $1.0 million.

Liquidity and Capital Resources
Cash Flows
Operating Activities
Net cash flows used by operating activities was $51.2 million and $14.8 million during the Current Quarter and Comparable Quarter, respectively. The decrease in net cash flows from operating activities in the Current Quarter resulted from a combination of an increased net loss and lower cash flow from working capital changes. Changes in non-cash working capital used $32.1 million and $6.5 million in cash flows from operating activities for the Current Quarter and Comparable Quarter, respectively. This increased cash use resulted from the timing of receivable collections and payment of liabilities.
Investing Activities
Cash flows provided by investing activities was $29.4 million during the Current Quarter and cash flows used by investing activities was $9.6 million during the Comparable Quarter. Cash was used primarily for capital expenditures as follows:

	Three Months Ended June 30,
	2017	2016
Number of aircraft delivered:
Medium	3	—
Total aircraft	3	—
Capital expenditures (in thousands):
Aircraft and equipment	$10,810	$17,487
Land and building	1,743	3,576
Total capital expenditures	$12,553	$21,063
In addition to these capital expenditures, investing cash flows were impacted by aircraft sales. During the Current Quarter, we received proceeds of $42.0 million primarily from the sale or disposal of six aircraft and certain other equipment. During the Comparable Quarter, we received $11.5 million in proceeds from the sale or disposal of six aircraft and certain other equipment.
Financing Activities
Cash flows used in financing activities was $1.2 million during the Current Quarter and cash flows provided by financing activities was $40.4 million during the Comparable Quarter. During the Current Quarter, we received $68.8 million from borrowings on our $400 million revolving credit facility (the “Revolving Credit Facility”). During the Current Quarter, we used cash to repay debt of $66.9 million (including $33.4 million related to our Revolving Credit Facility and $33.5 million related to other principal payments on debt) and pay dividends of $2.5 million on our Common Stock. During the Comparable Quarter, we received $72.0 million from borrowings on our Revolving Credit Facility. During the Comparable Quarter, we used cash to repay debt of $18.0 million and pay dividends of $2.5 million on our Common Stock.

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

The following table summarizes our significant contractual obligations and other commercial commitments on an undiscounted basis as of June 30, 2017 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings as of June 30, 2017. Additional details regarding these obligations are provided in Notes 5, 6, 7, and 9 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2017 Annual Report and in Notes 3, 4, 5 and 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Payments Due by Period
		Nine Months Ending March 31, 2018	Fiscal Year Ending March 31,
	Total		2019— 2020	2021— 2022	2023 and beyond
	(In thousands)
Contractual obligations:
Long-term debt and short-term borrowings:
Principal (1)	$1,303,854	$101,317	$465,465	$187,163	$549,909
Interest (2)	251,590	41,557	101,766	77,497	30,770
Aircraft operating leases (3)	458,929	133,677	257,722	58,268	9,262
Other operating leases (4)	76,156	8,850	19,434	14,549	33,323
Pension obligations (5)	61,819	11,249	30,563	20,007	—
Aircraft purchase obligations (6)(7)	432,787	63,884	168,922	150,211	49,770
Other purchase obligations (8)	65,190	65,190	—	—	—
Total contractual cash obligations	$2,650,325	$425,724	$1,043,872	$507,695	$673,034
Other commercial commitments:
Letters of credit	$12,962	$12,962	$—	$—	$—
Contingent consideration (9)	3,068	—	3,068	—	—
Total commercial commitments	$16,030	$12,962	$3,068	$—	$—
_____________

(1)	Excludes unamortized discount of $0.2 million on the Term Loan and unamortized debt issuance costs of $11.1 million.

(2)	Interest payments for variable interest debt are based on interest rates as of June 30, 2017.

(3)	Represents separate operating leases for aircraft.

(4)	Represents minimum rental payments required under non-operating leases that have initial or remaining non-cancelable lease terms in excess of one year.

(5)
Represents expected funding for pension benefits in future periods. These amounts are undiscounted and are based on the expectation that the U.K. pension plan will be fully funded in approximately five years. As of June 30, 2017, we had recorded on our balance sheet a $60.1 million pension liability associated with these obligations. The timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustees.

(6)	Includes $4.4 million for final payments for aircraft delivered during fiscal year 2017 that is included in accounts payable as of June 30, 2017.

(7)	Includes $86.0 million for five aircraft orders that can be cancelled prior to delivery dates. As of June 30, 2017, we made non-refundable deposits of $4.5 million related to these aircraft.

(8)
Other purchase obligations primarily represent unfilled purchase orders for aircraft parts, commitments associated with upgrading facilities at our bases and non-cancelable power-by-the-hour maintenance commitments. For further details on the non-cancelable power-by-the-hour maintenance commitments, see Note 1 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2017 Annual Report.

(9)
Includes $3.1 million related to Airnorth as of June 30, 2017. The Airnorth purchase agreement includes a potential earn-out of A$17 million ($13.0 million) to be paid over four years. During fiscal year 2016, a portion of the first year earn-out payment of A$2 million ($1.5 million) was paid as Airnorth achieved agreed performance targets. The remaining Airnorth earn-out, which is contingent upon both the achievement of agreed performance targets and the continued employment of the selling shareholders, will be included as general and administrative expense in our condensed consolidated statements of operations as earned. The earn-out for Airnorth is remeasured to fair value at each reporting date until the contingency is resolved and any changes in estimated fair value are recorded as accretion expense included in interest expense on our condensed consolidated statements of operations.

Capital Commitments and Other Uses of Cash
We have commitments and options to make capital expenditures over the next five fiscal years to purchase additional aircraft, including aircraft associated with the commitments reflected in the table above. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order are expected to provide incremental fleet capacity in terms of revenue, operating margin and adjusted EBITDA margin. See Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for a detail of the number of aircraft under commitments and options expected to be delivered in the current and subsequent six fiscal years by aircraft size along with the related expenditures, and for a rollforward of aircraft commitments and options through June 30, 2017.
As discussed under “— Executive Overview — Our Strategy”, cash may also be used in future periods to repurchase or otherwise retire debt, including our 6 ¼% Senior Notes due 2022, or for any acquisition opportunities we believe are aligned with our long-term strategy.
Financial Condition and Sources of Liquidity
We manage our liquidity through generation of cash from operations while assessing our funding needs on an ongoing basis. Historically, while we have generated cash from operations, financing cash flows also have been a significant source of liquidity over the past several years. The significant factors that affect our overall liquidity include cash from or used to fund operations, capital expenditure commitments, debt service, pension funding, adequacy of bank lines of credit and our ability to attract capital on satisfactory terms.
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
We expect that our cash on deposit as of July 28, 2017 of approximately $69.6 million, proceeds from aircraft sales, available borrowing capacity under our Revolving Credit Facility ($206.5 million as of July 28, 2017) and proceeds from the $230 million secured equipment financing described under “— Executive Overview — Market Outlook — Recent Events — July 2017 Credit Agreement”, as well as any future financings (which may include additional equipment financings and capital market transactions), will be sufficient to satisfy our operating needs, existing capital commitments and other contractual cash obligations, including our debt obligations. However, if we are unable to successfully fund the $230 million secured equipment financing discussed below, we will need to pursue other financings or capital market transactions, complete aircraft sales or defer capital expenditures in order to have sufficient liquidity to satisfy existing capital commitments and other contractual obligations, including debt obligations over the next 12-month period. The available borrowing capacity under our Revolving Credit Facility was $214.1 million as of June 30, 2017. While we plan to continue to be disciplined concerning future capital commitments, we also intend to continue managing our capital structure and liquidity position with external financings, as needed. Our strategy will involve funding our short-term liquidity requirements with borrowings under our Revolving Credit Facility and funding our long-term capital needs with operating leases, bank debt, private and public debt and equity offerings.
On July 17, 2017, one of our wholly-owned subsidiaries entered into a term loan credit agreement for an aggregate $230 million secured equipment financing with PK Transportation Finance Ireland Limited and several banks, other financial institutions and other lenders. The borrower’s obligations under the credit agreement will be guaranteed by us and secured by 24 aircraft. The financing is expected to fund on or before August 30, 2017 unless otherwise extended. The proceeds are expected to be used to, among other things, repay portions of our outstanding term loan indebtedness under (1) the Amended and Restated Revolving Credit and Term Loan Agreement, dated as of November 22, 2010, by and among us, as borrower, the lenders from time to time party thereto, and SunTrust Bank, as administrative agent, and (2) the Term Loan Credit Agreement, dated as of November 5, 2015, by and among us, as borrower, the lenders from time to time party thereto, and SunTrust Bank, as administrative agent, and for general corporate purposes.

Critical Accounting Policies and Estimates
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in the fiscal year 2017 Annual Report for a discussion of our critical accounting policies. There have been no material changes to our critical accounting policies and estimates provided in the fiscal year 2017 Annual Report.
Recent Accounting Pronouncements
See Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for a discussion of recent accounting pronouncements.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
We are subject to certain market risks arising from the use of financial instruments in the ordinary course of business. This risk arises primarily as a result of potential changes in the fair market value of financial instruments that would result from adverse fluctuations in foreign currency exchange rates, credit risk, and interest rates as discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the fiscal year 2017 Annual Report and Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision of and with the participation of our management, including Jonathan E. Baliff, our Chief Executive Officer ("CEO"), and L. Don Miller, our Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2017. Based on that evaluation, our CEO and CFO concluded that such disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management as appropriate to allow for timely decisions regarding required disclosure under the Exchange Act.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings.
We have certain actions or claims pending that have been discussed and previously reported in Part I. Item 3. “Legal Proceedings” in the fiscal year 2017 Annual Report. Developments in these previously reported matters, if any, are described in Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.
Item 1A. Risk Factors.
Except as discussed below, there have been no material changes during the three months ended June 30, 2017 in our “Risk Factors” as discussed in the fiscal year 2017 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities
Not applicable.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Exhibit

10.1†	Terms and Conditions of Nonqualified Stock Option Award (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 16, 2017).

10.2†	Summary of Terms and Conditions of Officer Restricted Stock Unit Award (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 16, 2017).

10.3†	Summary of Terms and Conditions of Officer Performance Cash Award (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated June 16, 2017).

10.4†	Bristow Group Inc. Fiscal Year 2018 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated June 16, 2017).

10.5†	Supplement to Bristow Group Inc. Fiscal Year 2018 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated June 16, 2017).

10.6†	Retention Agreement between the Company and L. Don Miller, dated June 12, 2017 (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated June 16, 2017).

10.7†	Retention Agreement between the Company and Brian J. Allman, dated June 14, 2017 (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K dated June 16, 2017).

10.8†
Separation Agreement and Release in Full dated June 8, 2017 between the Company and Chet Akiri (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 30, 2017).

10.9†
Separation Agreement and Release in Full dated June 8, 2017 between the Company and William Collins (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 6, 2017).

10.10†	Credit Agreement, dated as of July 17, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 18, 2017).

10.11†
Separation Agreement and Release in Full dated June 8, 2017 between the Company and E. Chipman Earle (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 18, 2017).

15.1*	Letter from KPMG LLP dated August 3, 2017, regarding unaudited interim information.

31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.

31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant

32.1**	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

†	Compensatory Plan or Arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOW GROUP INC.

By:	/s/ L. Don Miller
L. Don Miller Senior Vice President and Chief Financial Officer

By:	/s/ Brian J. Allman
Brian J. Allman Vice President, Chief Accounting Officer
August 3, 2017

Index to Exhibits.

Exhibit Number	Description of Exhibit

10.1†	Terms and Conditions of Nonqualified Stock Option Award (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 16, 2017).

10.2†	Summary of Terms and Conditions of Officer Restricted Stock Unit Award (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 16, 2017).

10.3†	Summary of Terms and Conditions of Officer Performance Cash Award (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated June 16, 2017).

10.4†	Bristow Group Inc. Fiscal Year 2018 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated June 16, 2017).

10.5†	Supplement to Bristow Group Inc. Fiscal Year 2018 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated June 16, 2017).

10.6†	Retention Agreement between the Company and L. Don Miller, dated June 12, 2017 (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated June 16, 2017).

10.7†	Retention Agreement between the Company and Brian J. Allman, dated June 14, 2017 (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K dated June 16, 2017).

10.8†
Separation Agreement and Release in Full dated June 8, 2017 between the Company and Chet Akiri (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 30, 2017).

10.9†
Separation Agreement and Release in Full dated June 8, 2017 between the Company and William Collins (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 6, 2017).

10.10†	Credit Agreement, dated as of July 17, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 18, 2017).

10.11†
Separation Agreement and Release in Full dated June 8, 2017 between the Company and E. Chipman Earle (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 18, 2017).

15.1*	Letter from KPMG LLP dated August 3, 2017, regarding unaudited interim information.

31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.

31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant

32.1**	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

†	Compensatory Plan or Arrangement.