Form 10-Q
period 2017-09-30
Bristow Group Inc
filed 2017-11-08
CIK 73887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
☐ Yes ☑ No

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate the number shares outstanding of each of the issuer’s classes of Common Stock, as of November 3, 2017.
35,365,418 shares of Common Stock, $.01 par value

BRISTOW GROUP INC.
INDEX — FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements.
BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016

	(Unaudited) (In thousands, except per share amounts)
Gross revenue:
Operating revenue from non-affiliates	$340,593	$325,315	$662,711	$663,990
Operating revenue from affiliates	17,399	18,347	35,010	35,856
Reimbursable revenue from non-affiliates	15,684	13,805	28,064	27,019
	373,676	357,467	725,785	726,865
Operating expense:
Direct cost	284,713	281,630	570,264	571,173
Reimbursable expense	15,414	13,276	27,640	25,890
Depreciation and amortization	31,381	28,592	62,437	63,286
General and administrative	48,622	51,274	95,329	103,869
	380,130	374,772	755,670	764,218

Loss on impairment	—	(7,572)	(1,192)	(7,572)
Loss on disposal of assets	(8,526)	(2,186)	(7,827)	(12,203)
Earnings from unconsolidated affiliates, net of losses	2,063	181	1,398	4,011
Operating loss	(12,917)	(26,882)	(37,506)	(53,117)

Interest expense, net	(18,563)	(11,468)	(34,584)	(22,354)
Other income (expense), net	2,558	3,003	913	(3,186)
Loss before provision for income taxes	(28,922)	(35,347)	(71,177)	(78,657)
Benefit (provision) for income taxes	(2,474)	5,240	(15,965)	7,478
Net loss	(31,396)	(30,107)	(87,142)	(71,179)
Net loss attributable to noncontrolling interests	187	310	658	610
Net loss attributable to Bristow Group	$(31,209)	$(29,797)	$(86,484)	$(70,569)

Loss per common share:
Basic	$(0.88)	$(0.85)	$(2.45)	$(2.02)
Diluted	$(0.88)	$(0.85)	$(2.45)	$(2.02)

Cash dividends declared per common share	$—	$0.07	$0.07	$0.14
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016

	(Unaudited) (In thousands)
Net loss	$(31,396)	$(30,107)	$(87,142)	$(71,179)
Other comprehensive loss:
Currency translation adjustments	10,691	(5,439)	20,451	(12,574)
Total comprehensive loss	(20,705)	(35,546)	(66,691)	(83,753)

Net loss attributable to noncontrolling interests	187	310	658	610
Currency translation adjustments attributable to noncontrolling interests	237	(523)	547	(4,965)
Total comprehensive (income) loss attributable to noncontrolling interests	424	(213)	1,205	(4,355)
Total comprehensive loss attributable to Bristow Group	$(20,281)	$(35,759)	$(65,486)	$(88,108)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2017	March 31, 2017
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$97,343	$96,656
Accounts receivable from non-affiliates	225,940	198,129
Accounts receivable from affiliates	11,932	8,786
Inventories	131,616	124,911
Assets held for sale	34,934	38,246
Prepaid expenses and other current assets	44,089	41,143
Total current assets	545,854	507,871
Investment in unconsolidated affiliates	211,499	210,162
Property and equipment – at cost:
Land and buildings	243,355	231,448
Aircraft and equipment	2,617,835	2,622,701
	2,861,190	2,854,149
Less – Accumulated depreciation and amortization	(664,450)	(599,785)
	2,196,740	2,254,364
Goodwill	20,364	19,798
Other assets	114,066	121,652
Total assets	$3,088,523	$3,113,847

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$97,762	$98,215
Accrued wages, benefits and related taxes	51,390	59,077
Income taxes payable	14,064	15,145
Other accrued taxes	9,610	9,611
Deferred revenue	21,889	19,911
Accrued maintenance and repairs	29,651	22,914
Accrued interest	12,456	12,909
Other accrued liabilities	55,837	46,679
Deferred taxes	—	830
Short-term borrowings and current maturities of long-term debt	113,519	131,063
Total current liabilities	406,178	416,354
Long-term debt, less current maturities	1,198,587	1,150,956
Accrued pension liabilities	57,928	61,647
Other liabilities and deferred credits	31,873	28,899
Deferred taxes	154,927	154,873
Commitments and contingencies (Note 5)
Redeemable noncontrolling interest	6,002	6,886
Stockholders’ investment:
Common stock, $.01 par value, authorized 90,000,000; outstanding: 35,361,536 as of September 30 and 35,213,991 as of March 31 (exclusive of 1,291,441 treasury shares)	381	379
Additional paid-in capital	815,990	809,995
Retained earnings	902,957	991,906
Accumulated other comprehensive loss	(307,279)	(328,277)
Treasury shares, at cost (2,756,419 shares)	(184,796)	(184,796)
Total Bristow Group stockholders’ investment	1,227,253	1,289,207
Noncontrolling interests	5,775	5,025
Total stockholders’ investment	1,233,028	1,294,232
Total liabilities, redeemable noncontrolling interest and stockholders’ investment	$3,088,523	$3,113,847
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six Months Ended September 30,
	2017	2016

	(Unaudited) (In thousands)
Cash flows from operating activities:
Net loss	$(87,142)	$(71,179)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	62,437	63,286
Deferred income taxes	1,197	(20,060)
Write-off of deferred financing fees	621	—
Discount amortization on long-term debt	101	989
Loss on disposal of assets	7,827	12,203
Loss on impairment	1,192	7,572
Stock-based compensation	6,542	6,244
Equity in earnings from unconsolidated affiliates in excess of dividends received	(1,190)	(3,528)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(25,222)	24,395
Inventories	(1,848)	(797)
Prepaid expenses and other assets	7,320	(4,910)
Accounts payable	(4,581)	18,169
Accrued liabilities	(2,635)	1,939
Other liabilities and deferred credits	47	(5,528)
Net cash provided by (used in) operating activities	(35,334)	28,795
Cash flows from investing activities:
Capital expenditures	(24,317)	(101,866)
Proceeds from asset dispositions	42,244	11,819
Net cash provided by (used in) investing activities	17,927	(90,047)
Cash flows from financing activities:
Proceeds from borrowings	338,018	195,954
Debt issuance costs	(6,695)	(2,925)
Repayment of debt	(318,130)	(120,966)
Partial prepayment of put/call obligation	(23)	(25)
Payment of contingent consideration	—	(10,000)
Common stock dividends paid	(2,465)	(4,910)
Repurchases for tax withholdings on vesting of equity awards	(548)	(757)
Net cash provided by financing activities	10,157	56,371
Effect of exchange rate changes on cash and cash equivalents	7,937	1,239
Net increase (decrease) in cash and cash equivalents	687	(3,642)
Cash and cash equivalents at beginning of period	96,656	104,310
Cash and cash equivalents at end of period	$97,343	$100,668
Cash paid during the period for:
Interest	$33,669	$24,240
Income taxes	$13,237	$8,401
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interest
(Unaudited)
(In thousands, except share amounts)

		Total Bristow Group Stockholders’ Investment
	Redeemable Noncontrolling Interest	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Investment
March 31, 2017	$6,886	$379	35,213,991	$809,995	$991,906	$(328,277)	$(184,796)	$5,025	$1,294,232
Issuance of common stock	—	2	147,545	5,995	—	—	—	—	5,997
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	(23)	(23)
Common stock dividends ($0.07 per share)	—	—	—	—	(2,465)	—	—	—	(2,465)
Currency translation adjustments	452	—	—	—	—	—	—	95	95
Net loss	(1,336)	—	—	—	(86,484)	—	—	678	(85,806)
Other comprehensive income	—	—	—	—	—	20,998	—	—	20,998
September 30, 2017	$6,002	$381	35,361,536	$815,990	$902,957	$(307,279)	$(184,796)	$5,775	$1,233,028
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
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated balance sheet of the Company as of September 30, 2017, the consolidated statements of operations and comprehensive loss for the three and six months ended September 30, 2017 and 2016, the consolidated cash flows for the six months ended September 30, 2017 and 2016, and the consolidated statements of changes in equity and redeemable noncontrolling interest for the six months ended September 30, 2017.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Foreign Currency
During the three and six months ended September 30, 2017 and 2016, our primary foreign currency exposure was to the British pound sterling, the euro, the Australian dollar, the Norwegian kroner and the Nigerian naira. The value of these currencies has fluctuated relative to the U.S. dollar as indicated in the following table:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
One British pound sterling into U.S. dollars
High	1.36	1.34	1.36	1.48
Average	1.31	1.31	1.29	1.37
Low	1.28	1.29	1.24	1.29
At period-end	1.34	1.30	1.34	1.30
One euro into U.S. dollars
High	1.20	1.13	1.20	1.15
Average	1.17	1.12	1.14	1.12
Low	1.13	1.10	1.06	1.10
At period-end	1.18	1.12	1.18	1.12
One Australian dollar into U.S. dollars
High	0.81	0.77	0.81	0.78
Average	0.79	0.76	0.77	0.75
Low	0.76	0.74	0.74	0.72
At period-end	0.78	0.77	0.78	0.77
One Norwegian kroner into U.S. dollars
High	0.1294	0.1251	0.1294	0.1251
Average	0.1257	0.1201	0.1216	0.1206
Low	0.1190	0.1163	0.1152	0.1163
At period-end	0.1256	0.1251	0.1256	0.1251
One Nigerian naira into U.S. dollars
High	0.0032	0.0036	0.0033	0.0050
Average	0.0029	0.0032	0.0031	0.0040
Low	0.0027	0.0029	0.0027	0.0029
At period-end	0.0028	0.0032	0.0028	0.0032
_____________
Source: FactSet
Other income (expense), net, in our condensed consolidated statements of operations includes foreign currency transaction gains of $2.5 million and $2.9 million for the three months ended September 30, 2017 and 2016, respectively, and foreign currency transaction gains of $0.8 million and foreign currency transaction losses of $3.4 million for the six months ended September 30, 2017 and 2016, respectively. Transaction gains and losses represent the revaluation of monetary assets and liabilities from the currency that will ultimately be settled into the functional currency of the legal entity holding the asset or liability. The gains for the three and six months ended September 30, 2017 were primarily driven by U.S. dollar net assets on Nigerian naira legal entities while the naira weakened against the U.S. dollar. The gains recorded for the three months ended September 30, 2016 were primarily driven by amounts owed in British pound sterling on U.S. dollar legal entities while the pound sterling depreciated against the U.S. dollar, which was in excess of U.S. dollar liabilities revalued on pound sterling legal entities. The losses for the six months ended September 30, 2016 were primarily driven by U.S. dollar net liabilities on Nigerian naira legal entities while the naira devalued against the U.S. dollar.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Our earnings from unconsolidated affiliates, net of losses, are also affected by the impact of changes in foreign currency exchange rates on the reported results of our unconsolidated affiliates. During the three months ended September 30, 2017 and 2016, earnings from unconsolidated affiliates, net of losses, increased $0.3 million and decreased $1.3 million, respectively, and during the six months ended September 30, 2017 and 2016, earnings from unconsolidated affiliates, net of losses, decreased by $0.9 million and $1.3 million, respectively, as a result of the impact of changes in foreign currency exchange rates on the earnings of our unconsolidated affiliates, primarily the impact of changes in the Brazilian real to U.S. dollar exchange rate on earnings for our affiliate in Brazil. The value of the Brazilian real has fluctuated relative to the U.S. dollar as indicated in the following table:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
One Brazilian real into U.S. dollars
High	0.3244	0.3191	0.3244	0.3191
Average	0.3162	0.3083	0.3138	0.2966
Low	0.3009	0.2991	0.2995	0.2702
At period-end	0.3161	0.3078	0.3161	0.3078
_____________
Source: FactSet
We estimate that the fluctuation of currencies versus the same period in the prior fiscal year had the following effect on our financial condition and results of operations (in thousands):

	Three Months Ended September 30, 2017	Six Months Ended September 30, 2017
Revenue	$3,129	$(15,675)
Operating expense	(4,090)	9,621
Earnings from unconsolidated affiliates, net of losses	1,514	424
Non-operating expense	(332)	4,247
Income before provision for income taxes	221	(1,383)
Provision for income taxes	673	1,874
Net income	894	491
Cumulative translation adjustment	10,928	20,998
Total stockholders’ investment	$11,822	$21,489
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
Interest Expense, Net
During the three and six months ended September 30, 2017 and 2016, interest expense, net consisted of the following (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Interest income	$154	$235	$368	$469
Interest expense	(18,717)	(11,703)	(34,952)	(22,823)
Interest expense, net	$(18,563)	$(11,468)	$(34,584)	$(22,354)
Accounts Receivable
As of both September 30 and March 31, 2017, the allowance for doubtful accounts for non-affiliates was $4.5 million. There were no allowances for doubtful accounts related to accounts receivable due from affiliates as of September 30 and March 31, 2017. The allowance for doubtful accounts for non-affiliates as of September 30, 2017 primarily relates to amounts due from clients in Nigeria for which we no longer believe collection is probable.
Inventories
As of September 30 and March 31, 2017, inventories were net of allowances of $22.8 million and $21.5 million, respectively. During the six months ended September 30, 2017, as a result of changes in expected future utilization of aircraft within our training fleet we recorded a $1.2 million charge to impair inventory used on our training fleet, which is included in loss on impairment on our condensed consolidated statement of operations.
Prepaid Expenses and Other Current Assets
As of September 30 and March 31, 2017, prepaid expenses and other current assets included the short-term portion of contract acquisition and pre-operating costs totaling $11.3 million and $9.7 million, respectively, related to the SAR contracts in the U.K. and two client contracts in Norway, which are recoverable under the contracts and will be expensed over the terms of the contracts. For the three months ended September 30, 2017 and 2016, we expensed $2.8 million and $3.5 million, respectively, and for both the six months ended September 30, 2017 and 2016, we expensed $5.7 million, related to these contracts.
Goodwill
Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Goodwill has an indefinite useful life and is not amortized, but is assessed for impairment annually or when events or changes in circumstances indicate that a potential impairment exists.
Goodwill of $20.4 million and $19.8 million as of September 30 and March 31, 2017, respectively, related to our Asia Pacific reporting unit was as follows (in thousands):

	Asia Pacific	Total
March 31, 2017	$19,798	$19,798
Foreign currency translation	566	566
September 30, 2017	$20,364	$20,364

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accumulated goodwill impairment of $50.9 million as of both September 30 and March 31, 2017 related to our reporting units were as follows (in thousands):

	Europe Caspian	Africa	Americas	Corporate and other	Total
March 31, 2017	$(33,883)	$(6,179)	$(576)	$(10,223)	$(50,861)
Impairments	—	—	—	—	—
September 30, 2017	$(33,883)	$(6,179)	$(576)	$(10,223)	$(50,861)
Other Intangible Assets
Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values. Intangible assets by type were as follows (in thousands):

	Client contracts	Client relationships	Trade name and trademarks	Internally developed software	Licenses	Total

	Gross Carrying Amount
March 31, 2017	$8,169	$12,752	$4,483	$1,062	$746	$27,212
Foreign currency translation	1	56	245	28	7	337
September 30, 2017	$8,170	$12,808	$4,728	$1,090	$753	$27,549

	Accumulated Amortization
March 31, 2017	$(8,155)	$(11,071)	$(908)	$(685)	$(657)	$(21,476)
Amortization expense	(10)	(152)	(146)	(110)	(30)	(448)
September 30, 2017	$(8,165)	$(11,223)	$(1,054)	$(795)	$(687)	$(21,924)

Weighted average remaining contractual life, in years	0.1	3.6	13.1	1.8	1.6	5.2
Future amortization expense of intangible assets for each of the years ending March 31 is as follows (in thousands):

2018	$440
2019	762
2020	467
2021	467
2022	467
Thereafter	3,022
$5,625
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
Other Assets
In addition to the other intangible assets described above, other assets included the long-term portion of contract acquisition and pre-operating costs totaling $53.5 million and $51.1 million, respectively, as of September 30 and March 31, 2017, related to the SAR contracts in the U.K. and two client contracts in Norway, which are recoverable under the contracts and will be expensed over the terms of the contracts.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Property and Equipment and Assets Held for Sale
During the three and six months ended September 30, 2017 and 2016, we made capital expenditures as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Number of aircraft delivered:
Medium	2	5	5	5
SAR aircraft	—	1	—	1
Total aircraft	2	6	5	6
Capital expenditures (in thousands):
Aircraft and equipment (1)	$5,679	$78,087	$16,489	$95,574
Land and buildings	6,085	2,716	7,828	6,292
Total capital expenditures	$11,764	$80,803	$24,317	$101,866
_____________

(1)
During the three months ended September 30, 2017 and 2016, we spent $1.0 million and $63.7 million, respectively, and during the six months ended September 30, 2017 and 2016, we spent $2.3 million and $66.8 million, respectively, on progress payments for aircraft to be delivered in future periods.

The following table presents details on the aircraft sold or disposed of and impairments on assets held for sale during the three and six months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016

	(In thousands, except for number of aircraft)
Number of aircraft sold or disposed of	—	—	6	6
Proceeds from sale or disposal of assets	$269	$329	$42,244	$11,819
Gain (loss) from sale or disposal of assets (1)	$(343)	$(1,175)	$1,920	$(1,043)

Number of aircraft impaired	2	6	4	13
Impairment charges on assets held for sale (1)(2)	$8,183	$1,011	$9,747	$11,160
_____________

(1)	Included in gain (loss) on disposal of assets on our condensed consolidated statements of operations.

(2)	Includes a $6.5 million impairment of the Bristow Academy disposal group for the three and six months ended September 30, 2017.
On November 1, 2017, we sold our 100% interest in Bristow Academy. As of September 30, 2017, we concluded the disposal group, comprised of the Bristow Academy, assets and liabilities met the assets held for sale criteria under ASC 360, but did not meet the requirements for classification as discontinued operations. We evaluated the carrying value of the Bristow Academy disposal group and determined an impairment of $6.5 million, recorded within loss on disposal of assets on our condensed consolidated statement of operations, was necessary to record the disposal group at fair value based on the terms of the sale. The condensed consolidated balance sheet as of September 30, 2017, includes amounts attributable to the Bristow Academy disposal group of current assets of $1.4 million, $1.2 million and $0.3 million included within Accounts Receivable from non-affiliates, Inventories, and Prepaid expenses and other current assets, respectively, and $1.4 million and $0.4 million included within Other accrued liabilities and Accounts payable, respectively. The Bristow Academy disposal group is included in Corporate and other in Note 9 - Segment Information.
During the three and six months ended September 30, 2016, we recorded accelerated depreciation of $1.3 million and $8.2 million on six and 11 aircraft, respectively, as our management decided to exit these model types earlier than originally anticipated.

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
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued accounting guidance on revenue recognition for revenue from contracts with customers. This accounting guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance when it becomes effective. This new standard is effective for annual reporting periods beginning after December 15, 2016. However, in July 2015, the FASB approved the deferral of the effective date of the revenue recognition standard permitting public entities to apply the new revenue standard to annual reporting periods beginning after December 15, 2017. Early application is permitted, but not before the original effective date of December 15, 2016. The standard is required to be adopted using either the full retrospective approach, with all prior periods presented adjusted, or the modified retrospective approach, with a cumulative adjustment to retained earnings on the balance sheet. We have not adopted this standard yet but expect to adopt the new revenue standard using the modified retrospective transition approach. We are continuing to evaluate the effect this accounting guidance will have on our financial statements and related disclosures and are still assessing the differences between the new revenue standard and current accounting practices.
In November 2015, the FASB issued accounting guidance that changed how deferred taxes are classified on an entity’s balance sheet. The accounting guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and early adoption is permitted. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively. If applied prospectively, entities are required to include a statement that prior periods were not retrospectively adjusted. If applied retrospectively, entities are also required to include quantitative information about the effects of the change on prior periods. We adopted this accounting guidance using the prospective adjustment option effective April 1, 2017 and prior periods were not retrospectively adjusted. As of March 31, 2017, we had $0.1 million in current deferred tax assets and $0.8 million in current deferred tax liabilities. As a result of this adoption, as of April 1, 2017 and going forward we will classify all current deferred taxes as non-current.
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
In March 2016, the FASB issued accounting guidance related to accounting for employee share-based payments. The accounting guidance is intended to simplify several aspects of accounting for share-based payment award transactions including income tax consequences, classification of awards as either equity or liabilities and classification on the statements of cash flows. This accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and early adoption is permitted. We adopted this standard effective April 1, 2017. The requirements related to the tax consequences of share-based payments were applied prospectively and resulted in $2.2 million recorded as an increase to the income tax provision during the six months ended September 30, 2017. We elected to record forfeitures of share-based awards based on actual forfeitures which did not have a material effect on our financial statements. The provisions related to the presentation of excess tax benefits on the condensed consolidated statements of cash flows did not impact our financial statements as there was no excess tax benefit recorded for the periods presented. The provisions related to employee taxes paid for withheld shares are presented as a cash flow financing activity required us to revise our prior period condensed consolidated statement of cash flows by $0.8 million as a decrease in net cash used in operating activities and a corresponding decrease in net cash provided by financing activities for the six months ended September 30, 2016. None of the other provisions of the pronouncement had a material effect on our consolidated financial statements.
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
In March 2017, the FASB issued accounting guidance related to the presentation of net periodic pension cost and net periodic postretirement benefit cost. The accounting guidance requires employers to disaggregate the service cost component from the other components of net benefit cost and disclose the amount of net benefit cost that is included in the statement of operations or capitalized in assets, by line item. The accounting guidance requires employers to report the service cost component in the same line item(s) as other compensation costs and to report other pension-related costs (which include interest costs, amortization of pension-related costs from prior periods, and the gains or losses on plan assets) separately and exclude them from the subtotal of operating income. The accounting guidance also allows only the service cost component to be eligible for capitalization when applicable. This accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted as of the first interim period of an annual period for which interim or annual financial statements have not been issued. The accounting guidance requires application on a retrospective basis for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the statement of operations and on a prospective basis for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. We have not yet adopted this accounting guidance and are currently evaluating the effect this accounting guidance will have on our financial statements.
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
In August 2017, the FASB issued new accounting guidance on derivatives and hedging, which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. This accounting guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and earlier adoption is permitted. We have not yet adopted this accounting guidance and are currently evaluating the effect this accounting guidance will have on our financial statements.

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
As of September 30, 2017, we had interests in four VIEs of which we were the primary beneficiary, which are described below, and had no interests in VIEs of which we were not the primary beneficiary. See Note 3 to the fiscal year 2017 Financial Statements for a description of other investments in significant affiliates.
Bristow Aviation Holdings Limited — We own 49% of Bristow Aviation Holdings Limited’s (“Bristow Aviation”) common stock and a significant amount of its subordinated debt. Bristow Aviation is incorporated in England and holds all of the outstanding shares in Bristow Helicopters Limited (“Bristow Helicopters”). Bristow Aviation’s subsidiaries provide industrial aviation services to clients primarily in the U.K., Norway, Australia, Nigeria and Trinidad and fixed wing services primarily in the U.K. and Australia. Bristow Aviation is organized with three different classes of ordinary shares having disproportionate voting rights. The Company, Caledonia Investments plc (“Caledonia”) and a European Union investor (the “E.U. Investor”) own 49%, 46% and 5%, respectively, of Bristow Aviation’s total outstanding ordinary shares, although Caledonia has voting control over the E.U. Investor’s shares.
In addition to our ownership of 49% of Bristow Aviation’s outstanding ordinary shares, in May 2004, we acquired eight million shares of deferred stock, essentially a subordinated class of stock with no voting rights, from Bristow Aviation for £1 per share ($14.4 million in total). We also have £91.0 million ($122.1 million) principal amount of subordinated unsecured loan stock (debt) of Bristow Aviation bearing interest at an annual rate of 13.5% and payable semi-annually. Payment of interest on such debt has been deferred since its incurrence in 1996. Deferred interest accrues at an annual rate of 13.5% and aggregated $2.0 billion as of September 30, 2017.
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
Furthermore, the call option provides a mechanism whereby the economic risk for the other investors is limited should the financial condition of Bristow Aviation deteriorate. The call option price is the nominal value of the ordinary shares held by the noncontrolling shareholders (£1.0 million as of September 30, 2017) plus an annual guaranteed rate of return less any prepayments of such call option price and any dividends paid on the shares concerned. We can elect to pre-pay the guaranteed return element of the call option price wholly or in part without exercising the call option. No dividends have been paid by Bristow Aviation. We have accrued the annual return due to the other shareholders at a rate of sterling LIBOR plus 3% (prior to May 2004, the rate was fixed at 12%) by recognizing noncontrolling interest expense on our condensed consolidated statements of operations, with a corresponding increase in noncontrolling interest on our condensed consolidated balance sheets. Prepayments of the guaranteed return element of the call option are reflected as a reduction in noncontrolling interest on our condensed consolidated balance sheets. The other investors have an option to put their shares in Bristow Aviation to us. The put option price is calculated in the same way as the call option price except that the guaranteed rate for the period to April 2004 was 10% per annum. If the put option is exercised, any pre-payments of the call option price are set off against the put option price.

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

	September 30, 2017	March 31, 2017
Assets
Cash and cash equivalents	$94,068	$92,409
Accounts receivable	296,145	222,560
Inventories	98,460	90,190
Prepaid expenses and other current assets	57,008	50,016
Total current assets	545,681	455,175
Investment in unconsolidated affiliates	3,476	3,513
Property and equipment, net	316,980	306,831
Goodwill	20,364	19,798
Other assets	205,483	203,228
Total assets	$1,091,984	$988,545
Liabilities
Accounts payable	$275,440	$146,841
Accrued liabilities	137,719	122,130
Accrued interest	2,004,408	1,891,305
Current maturities of long-term debt	20,296	18,578
Total current liabilities	2,437,863	2,178,854
Long-term debt, less current maturities	480,835	501,782
Accrued pension liabilities	57,928	61,647
Other liabilities and deferred credits	7,907	8,138
Deferred taxes	14,195	20,264
Redeemable noncontrolling interest	6,002	6,886
Total liabilities	$3,004,730	$2,777,571

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Revenue	$321,956	$310,325	$623,926	$628,779
Operating loss	(2,978)	(20,773)	(22,632)	(40,516)
Net loss	(62,081)	(80,794)	(141,250)	(169,337)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Bristow Helicopters Nigeria Ltd. — Bristow Helicopters Nigeria Ltd. (“BHNL”) is a joint venture in Nigeria in which Bristow Helicopters owned a 48% interest, a Nigerian company owned 100% by Nigerian employees owned a 50% interest and an employee trust fund owned the remaining 2% interest as of September 30, 2017. BHNL provides industrial aviation services to clients in Nigeria.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 3 — DEBT
Debt as of September 30 and March 31, 2017 consisted of the following (in thousands):

	September 30, 2017	March 31, 2017
6¼% Senior Notes due 2022	$401,535	$401,535
Term Loan	150,835	261,907
Term Loan Credit Facility	28,929	45,900
Revolving Credit Facility	89,100	139,100
Lombard Debt	207,153	196,832
Macquarie Debt	192,028	200,000
PK Air Debt	230,000	—
Airnorth Debt	15,193	16,471
Eastern Airways Debt	14,597	15,326
Other Debt	—	16,293
Unamortized debt issuance costs	(17,264)	(11,345)
Total debt	1,312,106	1,282,019
Less short-term borrowings and current maturities of long-term debt	(113,519)	(131,063)
Total long-term debt	$1,198,587	$1,150,956
Term Loan and Revolving Credit Facility — During the six months ended September 30, 2017, we had borrowings of $107.8 million and made payments of $157.8 million under our $400 million revolving credit facility (the “Revolving Credit Facility”). Additionally, we paid $111.2 million to reduce our borrowings under the $350 million term loan (the “Term Loan”). As of September 30, 2017, we had $18.9 million in letters of credit outstanding under the Revolving Credit Facility.
Term Loan Credit Facility — During the six months ended September 30, 2017, we paid $17.0 million under our $200 million of term loan commitments (the “Term Loan Credit Facility”). Additionally, in October 2017, we paid off the remaining $28.9 million of the Term Loan Credit Facility and terminated the facility.
PK Air Debt — On July 17, 2017, a wholly-owned subsidiary entered into a term loan credit agreement with PK AirFinance S.à r.l., as agent, and PK Transportation Finance Ireland Limited, as lender, and other lenders from time to time party thereto, which provided for commitments in an aggregate amount of up to $230 million to make up to 24 term loans, each of which shall be made in respect of an aircraft to be pledged as collateral for all of the term loans. The term loans are also secured by a pledge of all shares of the borrower and any other assets of the borrower, and will be guaranteed by the Company. The financing funded in two tranches in September 2017 and proceeds were used to repay $17.0 million of the Term Loan Credit Facility, $93.7 million of the Term Loan and $103.0 million of the Revolving Credit Facility.
Each term loan bears interest at an interest rate equal to, at the borrower’s option, a floating rate of one-month LIBOR plus a margin of 5% per annum (the “Margin”), subject to certain costs of funds adjustments, determined two business days before the borrowing date of each term loan, or a fixed rate based on a notional interest rate swap of twelve 30-day months in respect of such term loan with a floating rate of interest based on one-month LIBOR, plus the Margin.
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
The following table summarizes the assets as of September 30, 2017, valued at fair value on a non-recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2017	Total Loss for the Three Months Ended September 30, 2017	Total Loss for the Six Months Ended September 30, 2017
Inventories	$—	$1,218	$—	$1,218	$—	$(1,192)
Assets held for sale	—	36,167	—	36,167	(8,183)	(9,747)
Total assets	$—	$37,385	$—	$37,385	$(8,183)	$(10,939)
The following table summarizes the assets as of September 30, 2016, valued at fair value on a non-recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2016	Total Loss for the Three Months Ended September 30, 2016	Total Loss for the Six Months Ended September 30, 2016
Inventories	$—	$56,355	$—	$56,355	$(7,572)	$(7,572)
Assets held for sale	—	40,338	—	40,338	(1,011)	(11,160)
Total assets	$—	$96,693	$—	$96,693	$(8,583)	$(18,732)
The fair value of inventories using Level 2 inputs is determined by evaluating the current economic conditions for sale and disposal of spare parts, which includes estimates as to the recoverability of the carrying value of the parts based on historical experience with sales and disposal of similar spare parts, the expected time frame of sales or disposals, the location of the spare parts to be sold and the condition of the spare parts to be sold or otherwise disposed of.
The fair value of assets held for sale using Level 2 inputs is determined through evaluation of expected sales proceeds for aircraft. This analysis includes estimates based on historical experience with sales, recent transactions involving similar assets, quoted market prices for similar assets and condition and location of aircraft to be sold or otherwise disposed of. The loss for the three and six months ended September 30, 2017 related to two and four aircraft held for sale, respectively, and the loss for the three and six months ended September 30, 2016 related to six and 13 aircraft held for sale, respectively. Additionally, the loss for the three and six months ended September 30, 2017 includes a $6.5 million impairment relating to the Bristow Academy disposal group. For further details on Bristow Academy disposal group, see Note 1.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Recurring Fair Value Measurements
The following table summarizes the financial instruments we had as of September 30, 2017, valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2017	Balance Sheet Classification
Rabbi Trust investments	$2,695	$—	$—	$2,695	Other assets
Total assets	$2,695	$—	$—	$2,695
The following table summarizes the financial instruments we had as of March 31, 2017, valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2017	Balance Sheet Classification
Rabbi Trust investments	$3,075	$—	$—	$3,075	Other assets
Total assets	$3,075	$—	$—	$3,075
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
Fair Value of Debt
The fair value of our debt has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on quoted market prices. The carrying and fair value of our long-term debt, including the current portion and excluding unamortized debt issuance costs, are as follows (in thousands):

	September 30, 2017		March 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
6¼% Senior Notes	$401,535	$281,075	$401,535	$323,236
Term Loan	150,835	150,835	261,907	261,907
Term Loan Credit Facility	28,929	28,929	45,900	45,900
Revolving Credit Facility	89,100	89,100	139,100	139,100
Lombard Debt	207,153	207,153	196,832	196,832
Macquarie Debt	192,028	192,028	200,000	200,000
PK Air Debt	230,000	230,000	—	—
Airnorth Debt	15,193	15,193	16,471	16,471
Eastern Airways Debt	14,597	14,597	15,326	15,326
Other Debt	—	—	16,293	16,293
	$1,329,370	$1,208,910	$1,293,364	$1,215,065
Other
The fair values of our cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of these items.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 5 — COMMITMENTS AND CONTINGENCIES
Aircraft Purchase Contracts — As shown in the table below, we expect to make additional capital expenditures over the next seven fiscal years to purchase additional aircraft. As of November 8, 2017, we had 27 aircraft on order and options to acquire an additional four aircraft. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order will provide incremental fleet capacity in terms of revenue and operating income.

	Six Months Ending March 31, 2018	Fiscal Year Ending March 31,
		2019	2020	2021	2022 and thereafter(1)	Total
Commitments as of November 8, 2017: (2)
Number of aircraft:
Large	—	1	—	4	18	23
U.K. SAR	—	—	4	—	—	4
	—	1	4	4	18	27
Related commitment expenditures (in thousands) (2)(3)
Medium and large	$—	$19,820	$25,140	$77,507	$280,876	$403,343
U.K. SAR	3,192	—	61,994	—	—	65,186
	$3,192	$19,820	$87,134	$77,507	$280,876	$468,529
Options as of November 8, 2017: (2)
Number of aircraft:
Large	—	2	2	—	—	4
	—	2	2	—	—	4

Related option expenditures (in thousands) (3)	$—	$44,181	$31,536	$—	$—	$75,717
_____________

(1)	Includes $86.0 million for five aircraft orders that can be cancelled prior to delivery dates. As of September 30, 2017, we made non-refundable deposits of $4.5 million related to these aircraft.

(2)
In October and November 2017, through discussions with helicopter manufacturers we: (i) reached an agreement to defer payments of approximately $130 million in capital expenditures out of fiscal years 2019 and 2020 and into future periods and (ii) have a non-binding letter of understanding to defer payment of approximately $62 million in capital expenditures out of fiscal year 2018 and into future periods. These agreements are reflected in the table above.

(3)	Includes progress payments on aircraft scheduled to be delivered in future periods only if options are exercised.

The following chart presents an analysis of our aircraft orders and options during fiscal year 2018:

	Three Months Ended
	September 30, 2017		June 30, 2017
	Orders	Options	Orders	Options
Beginning of period	29	4	32	4
Aircraft delivered	(2)	—	(3)	—
End of period	27	4	29	4
We periodically purchase aircraft for which we have no orders.
Operating Leases — We have non-cancelable operating leases in connection with the lease of certain equipment, including leases for aircraft, and land and facilities. Rent expense incurred under all operating leases was $57.2 million and $51.9 million for the three months ended September 30, 2017 and 2016, respectively, and $115.9 million and $103.2 million for the six months ended September 30, 2017 and 2016, respectively. Rent expense incurred under operating leases for aircraft was $49.7 million and $46.1 million for the three months ended September 30, 2017 and 2016, respectively, and $101.4 million and $90.8 million for the six months ended September 30, 2017 and 2016, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The aircraft leases range from base terms of up to 180 months with renewal options of up to 240 months in some cases, include purchase options upon expiration and some include early purchase options. The leases contain terms customary in transactions of this type, including provisions that allow the lessor to repossess the aircraft and require us to pay a stipulated amount if we default on our obligations under the agreements. The following is a summary of the terms related to aircraft leased under operating leases with original or remaining terms in excess of one year as of September 30, 2017:

End of Lease Term	Number of Aircraft
Six months ending March 31, 2018 to fiscal year 2019	26
Fiscal year 2020 to fiscal year 2022	48
Fiscal year 2023 to fiscal year 2024	17
91

We lease six S-92 model aircraft and one AW139 model aircraft from VIH Aviation Group, which is a related party due to common ownership of Cougar; we paid lease fees of $5.2 million and $9.7 million during the three and six months ended September 30, 2017, respectively. Additionally, in July 2016, we began leasing a facility in Galliano, Louisiana from VIH Helicopters USA, Inc., another related party due to common ownership of Cougar; we paid $0.1 million in lease fees during the six months ended September 30, 2017.
Employee Agreements — Approximately 51% of our employees are represented by collective bargaining agreements and/or unions with 85% of these employees being represented by collective bargaining agreements and/or unions that have expired or will expire in one year. These agreements generally include annual escalations of up to 3%. Periodically, certain groups of our employees who are not covered by a collective bargaining agreement consider entering into such an agreement. We also have employment agreements with members of senior management.
Separation Programs — In March 2015 and May 2016, we offered voluntary separation programs (“VSPs”) to certain employees as part of our ongoing efforts to improve efficiencies and reduce costs. Additionally, beginning in March 2015, we initiated involuntary separation programs (“ISPs”) in certain regions. Also, during June 2017, two named executive officers and the principal operating officer, and during fiscal year 2018 other employees across various regions, departed from the Company as part of an organizational restructuring. In April 2016, one named executive officer, along with other employees across various regions, departed from the Company as part of a previous restructuring. We recognized compensation expense related to the departure of these officers and other employees included in the table below. The expense related to the VSPs and ISPs for the three and six months ended September 30, 2017 and 2016 is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
VSP:
Direct cost	$—	$590	$—	$1,445
General and administrative	—	—	—	23
Total	$—	$590	$—	$1,468
ISP:
Direct cost	$1,477	$4,398	$2,547	$4,896
General and administrative	933	4,565	8,542	8,595
Total	$2,410	$8,963	$11,089	$13,491
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
Other Purchase Obligations — As of September 30, 2017, we had $41.1 million of other purchase obligations representing unfilled purchase orders for aircraft parts, commitments associated with upgrading facilities at our bases and non-cancelable power-by-the-hour maintenance commitments.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Other Matters — Although infrequent, aircraft accidents have occurred in the past, and the related losses and liability claims have been covered by insurance subject to deductible, self-insured retention and loss sensitive factors.
As previously reported, on April 29, 2016, another company’s EC 225LP (also known as a H225LP) model helicopter crashed near Turøy outside of Bergen, Norway resulting in the European Aviation Safety Agency (“EASA”) issuing airworthiness directives prohibiting flight of H225LP and AS332L2 model aircraft. On July 20, 2017, the U.K. CAA and NCAA issued safety and operational directives which detail the conditions to apply for safe return to service of H225LP and AS332L2 model aircraft, where operators wish to do so. We continue not to operate for commercial purposes our sole H225LP model aircraft in Norway, our thirteen H225LP model aircraft in the U.K. or our six H225LP model aircraft in Australia, or for search and rescue purposes, including training and missions, any of our other four H225LP model aircraft in Norway or our other three H225LP model aircraft in Australia. We are carefully evaluating next steps and demand for the H225LP model aircraft in our oil and gas and search and rescue operations worldwide, with the safety of passengers and crews remaining our highest priority.
Separately, our efforts to successfully integrate AW189 aircraft into service for the U.K. SAR contract have been delayed due to a product improvement plan with the aircraft. As a result, the delivery of four AW189 aircraft will be pushed to later dates. We continue to meet our contractual obligations under the U.K. SAR contract through the utilization of other aircraft.
Subsequent to September 30, 2017, we reached agreement with an original equipment manufacturer and have a non-binding letter of understanding with another to recover $130 million during the second half of fiscal year 2018 related to ongoing aircraft issues mentioned above.
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
A loss contingency is reasonably possible if the contingency has a more than remote but less than probable chance of occurring. Although management believes that there is no clear requirement to pay amounts at this time and that positions exist suggesting that no further amounts are currently due, it is reasonably possible that a loss could occur for which we have estimated a maximum loss at September 30, 2017 to be approximately $4 million to $6 million.
We are a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 6 — TAXES
In accordance with GAAP, we estimate the full-year effective tax rate from continuing operations and apply this rate to our year-to-date income from continuing operations. In addition, we separately calculate the tax impact of unusual or infrequent items, if any. The tax impacts of such unusual or infrequent items are treated discretely in the quarter in which they occur. During the three months ended September 30, 2017 and 2016, our effective tax rate was (8.6)% and 14.8%, respectively, and (22.4)% and 9.5% during the six months ended September 30, 2017 and 2016, respectively. The effective tax rate for the three and six months ended September 30, 2017 and 2016 were both impacted by valuation allowances against future realization of foreign tax credits. For the three and six months ended September 30, 2017, our effective tax rate also includes the impact of $4.7 million of unrecognized tax benefits in certain foreign jurisdictions. Additionally, we continue to value against net operating losses in certain foreign jurisdictions.
The relationship between our provision for or benefit from income taxes and our pre-tax book income can vary significantly from period to period considering, among other factors, (a) the overall level of pre-tax book income, (b) changes in the blend of income that is taxed based on gross revenues or at high effective tax rates versus pre-tax book income or at low effective tax rates and (c) our geographical blend of pre-tax book income. Consequently, our income tax expense does not change proportionally with our pre-tax book income. Significant decreases in our pre-tax book income typically result in higher effective tax rates, while significant increases in pre-tax book income can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above. The increase in our effective tax rate excluding discrete items for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily related to an increase in the blend of earnings taxed in relatively high taxed jurisdictions versus low taxed jurisdictions. Additionally, we increased our valuation allowance by $0.2 million and $2.5 million for the three months ended September 30, 2017 and 2016, respectively, and $11.3 million and $15.7 million for the six months ended September 30, 2017 and 2016, respectively, which also increased our effective tax rate.
As of September 30, 2017, there were $6.0 million of unrecognized tax benefits, all of which would have an impact on our effective tax rate if recognized.
Note 7 — EMPLOYEE BENEFIT PLANS
Pension Plans
The following table provides a detail of the components of net periodic pension cost (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Service cost for benefits earned during the period	$157	$1,794	$311	$3,754
Interest cost on pension benefit obligation	3,838	4,377	7,589	9,158
Expected return on assets	(5,432)	(5,920)	(10,741)	(12,391)
Amortization of unrecognized losses	1,819	1,793	3,597	3,755
Net periodic pension cost	$382	$2,044	$756	$4,276
The current estimates of our cash contributions to our defined benefit pension plans to be paid in fiscal year 2018 are $15.3 million, of which $8.2 million was paid during the six months ended September 30, 2017. The weighted-average expected long-term rate of return on assets for our U.K. pension plans as of March 31, 2017 was 4.4%.
Incentive Compensation
Stock-based awards are currently made under the Bristow Group Inc. 2007 Long-Term Incentive Plan (the “2007 Plan”). A maximum of 10,646,729 shares of common stock, par value $0.01 per share (“Common Stock”), are reserved. Awards granted under the 2007 Plan may be in the form of stock options, stock appreciation rights, shares of restricted stock, other stock-based awards (payable in cash or Common Stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants. As of September 30, 2017, 2,309,469 shares remained available for grant under the 2007 Plan.
We have a number of other incentive and stock option plans which are described in Note 9 to our fiscal year 2017 Financial Statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Total stock-based compensation expense, which includes stock options and restricted stock, totaled $2.4 million and $2.0 million for the three months ended September 30, 2017 and 2016, respectively, and $6.5 million and $6.2 million for the six months ended September 30, 2017 and 2016. Stock-based compensation expense has been allocated to our various regions.
During the six months ended September 30, 2017, we awarded 600,618 shares of restricted stock at an average grant date fair value of $7.15 per share. Also during the six months ended September 30, 2017, 1,256,043 stock options were granted. The following table shows the assumptions used to compute the stock-based compensation expense for stock options granted during the six months ended September 30, 2017:

Risk free interest rate	1.78%
Expected life (years)	5
Volatility	56.1%
Dividend yield	3.98%
Weighted average exercise price of options granted	$7.03 per option
Weighted average grant-date fair value of options granted	$2.53 per option
During June 2017, we awarded certain members of management phantom restricted stock which will be paid out in cash after three years. We account for these awards as liability awards. As of September 30, 2017, we had $0.4 million included in other liabilities and deferred credits on our condensed consolidated balance sheet and recognized $0.4 million in general and administrative expense on our condensed consolidated statement of operations during the six months ended September 30, 2017 related to these awards.
Performance cash awards granted in June 2017 have two components. One half of each performance cash award will vest and pay out in cash three years after the date of grant at varying levels depending on our performance in Total Shareholder Return against a peer group of companies. The other half of each performance cash award will be earned based on absolute performance in respect of improved average adjusted earnings per share for the Company over the three-year performance period beginning on April 1, 2017. Performance cash awards granted in June 2015 and June 2016 vest and pay out in cash three years after the date of grant at varying levels depending on our performance in Total Shareholder Return against a peer group of companies. These awards were designed to tie a significant portion of total compensation to performance. One of the effects of this type of compensation is that it requires liability accounting which can result in volatility in earnings. The liability recorded for these awards as of September 30 and March 31, 2017 was $7.7 million and $14.2 million, respectively, and represents an accrual based on the fair value of the awards on those dates. The decrease in the liability during the six months ended September 30, 2017 resulted from the payout in June 2017 of the awards granted in June 2014, partially offset by the value of the new awards granted in June 2017. Any changes in fair value of the awards in future quarters will increase or decrease the liability and impact results in those periods. The effect, either positive or negative, on future period earnings can vary based on factors including changes in our stock price or the stock prices of the peer group companies, as well as changes in other market and company-specific assumptions that are factored into the calculation of fair value of the performance cash awards.
Compensation expense related to the performance cash awards recorded during the three months ended September 30, 2017 and 2016 was $4.4 million and $3.6 million, respectively, and during the six months ended September 30, 2017 and 2016 was $1.4 million and $2.5 million, respectively.

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
(Unaudited)

Note 8 — EARNINGS PER SHARE AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Earnings per Share
Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per common share excludes options to purchase shares and restricted stock awards, which were outstanding during the period but were anti-dilutive, as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Options:
Outstanding	3,761,830	1,950,289	2,688,049	1,522,304
Weighted average exercise price	$29.89	$30.07	$41.27	$36.23
Restricted stock awards:
Outstanding	735,648	442,217	567,396	577,737
Weighted average price	$15.07	$26.81	$18.88	$24.59
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Earnings (in thousands):
Loss available to common stockholders	$(31,209)	$(29,797)	$(86,484)	$(70,569)
Shares:
Weighted average number of common shares outstanding – basic	35,317,935	35,070,047	35,253,688	35,012,014
Net effect of dilutive stock options and restricted stock awards based on the treasury stock method	—	—	—	—
Weighted average number of common shares outstanding – diluted	35,317,935	35,070,047	35,253,688	35,012,014

Basic loss per common share	$(0.88)	$(0.85)	$(2.45)	$(2.02)
Diluted loss per common share	$(0.88)	$(0.85)	$(2.45)	$(2.02)

Accumulated Other Comprehensive Income
The following table sets forth the changes in the balances of each component of accumulated other comprehensive income:

	Currency Translation Adjustments	Pension Liability Adjustments (1)	Total
Balance as of March 31, 2017	$(149,721)	$(178,556)	$(328,277)
Other comprehensive income before reclassification	20,998	—	20,998
Reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	20,998	—	20,998
Foreign exchange rate impact	16,431	(16,431)	—
Balance as of September 30, 2017	$(112,292)	$(194,987)	$(307,279)
_____________

(1)	Reclassification of amounts related to pension liability adjustments are included as a component of net periodic pension cost.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 9 — SEGMENT INFORMATION
We conduct our business in one segment: industrial aviation services. The industrial aviation services global operations are conducted primarily through two hubs that include four regions as follows: Europe Caspian, Africa, Americas and Asia Pacific. The Europe Caspian region comprises all our operations and affiliates in Europe and Central Asia, including Norway, the U.K. and Turkmenistan. The Africa region comprises all our operations and affiliates on the African continent, including Nigeria and Egypt. The Americas region comprises all our operations and affiliates in North America and South America, including Brazil, Canada, Guyana, Trinidad and the U.S. Gulf of Mexico. The Asia Pacific region comprises all our operations and affiliates in Australia and Southeast Asia, including Malaysia and Sakhalin. Additionally, as of September 30, 2017, we operated a training unit, Bristow Academy, which is included in Corporate and other.
The following tables show region information for the three and six months ended September 30, 2017 and 2016 and as of September 30 and March 31, 2017, where applicable, reconciled to consolidated totals, and prepared on the same basis as our condensed consolidated financial statements (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Region gross revenue from external clients:
Europe Caspian	$203,923	$191,834	$395,322	$386,658
Africa	49,787	51,644	100,577	105,906
Americas	59,201	56,092	114,963	114,289
Asia Pacific	59,284	55,255	111,730	114,399
Corporate and other	1,481	2,642	3,193	5,613
Total region gross revenue	$373,676	$357,467	$725,785	$726,865
Intra-region gross revenue:
Europe Caspian	$1,483	$1,891	$2,519	$4,030
Africa	—	—	—	—
Americas	1,950	1,115	4,244	1,962
Asia Pacific	—	1	—	1
Corporate and other	—	34	22	279
Total intra-region gross revenue	$3,433	$3,041	$6,785	$6,272
Consolidated gross revenue:
Europe Caspian	$205,406	$193,725	$397,841	$390,688
Africa	49,787	51,644	100,577	105,906
Americas	61,151	57,207	119,207	116,251
Asia Pacific	59,284	55,256	111,730	114,400
Corporate and other	1,481	2,676	3,215	5,892
Intra-region eliminations	(3,433)	(3,041)	(6,785)	(6,272)
Total consolidated gross revenue	$373,676	$357,467	$725,785	$726,865

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Earnings from unconsolidated affiliates, net of losses – equity method investments:
Europe Caspian	$61	$65	$91	$116
Americas	2,150	260	1,615	4,123
Corporate and other	(148)	(187)	(308)	(271)
Total earnings from unconsolidated affiliates, net of losses – equity method investments	$2,063	$138	$1,398	$3,968

Consolidated operating loss:
Europe Caspian	$9,891	$5,741	$14,298	$18,771
Africa	7,835	7,942	17,883	9,513
Americas	7,483	2,643	6,227	3,564
Asia Pacific	(5,903)	(9,575)	(18,433)	(15,468)
Corporate and other	(23,697)	(31,447)	(49,654)	(57,294)
Loss on disposal of assets	(8,526)	(2,186)	(7,827)	(12,203)
Total consolidated operating loss	$(12,917)	$(26,882)	$(37,506)	$(53,117)

Depreciation and amortization:
Europe Caspian	$12,196	$11,220	$24,018	$22,409
Africa	3,590	3,220	6,666	8,673
Americas	6,998	7,228	13,997	18,609
Asia Pacific	5,058	4,377	10,868	8,613
Corporate and other	3,539	2,547	6,888	4,982
Total depreciation and amortization (1)	$31,381	$28,592	$62,437	$63,286

	September 30, 2017	March 31, 2017
Identifiable assets:
Europe Caspian	$1,060,635	$1,091,536
Africa	431,588	325,719
Americas	869,584	809,071
Asia Pacific	360,157	433,614
Corporate and other (2)	366,559	453,907
Total identifiable assets	$3,088,523	$3,113,847

Investments in unconsolidated affiliates – equity method investments:
Europe Caspian	$309	$257
Americas	201,737	200,362
Corporate and other	3,167	3,257
Total investments in unconsolidated affiliates – equity method investments	$205,213	$203,876
_____________

(1)
Includes accelerated depreciation expense of $1.3 million during the three months ended September 30, 2016 related to aircraft where management made the decision to exit these model types earlier than originally anticipated in our Europe Caspian and Africa regions of $0.2 million and $1.1 million, respectively. Includes accelerated depreciation expense of $8.2 million during the six months ended September 30, 2016 related to aircraft where management made the decision to exit these model types earlier than originally anticipated in our Europe Caspian, Americas and Africa regions of $0.4 million, $3.9 million and $3.9 million, respectively. For further details, see Note 1.

(2)
Includes $68.4 million and $199.3 million of construction in progress within property and equipment on our condensed consolidated balance sheets as of September 30 and March 31, 2017, respectively, which primarily represents progress payments on aircraft to be delivered in future periods.

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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2017

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue:
Gross revenue	$—	$46,952	$326,724	$—	$373,676
Intercompany revenue	—	31,719	—	(31,719)	—
	—	78,671	326,724	(31,719)	373,676
Operating expense:
Direct cost and reimbursable expense	3,263	45,955	250,909	—	300,127
Intercompany expenses	—	—	31,719	(31,719)	—
Depreciation and amortization	3,016	13,237	15,128	—	31,381
General and administrative	17,880	5,623	25,119	—	48,622
	24,159	64,815	322,875	(31,719)	380,130

Gain (loss) on disposal of assets	—	10,597	(19,123)	—	(8,526)
Earnings from unconsolidated affiliates, net of losses	9,642	—	2,063	(9,642)	2,063
Operating income (loss)	(14,517)	24,453	(13,211)	(9,642)	(12,917)
Interest expense, net	(10,636)	(6,023)	(1,904)	—	(18,563)
Other income (expense), net	(97)	(399)	3,054	—	2,558

Income (loss) before (provision) benefit for income taxes	(25,250)	18,031	(12,061)	(9,642)	(28,922)
Allocation of consolidated income taxes	(5,946)	(1,945)	5,417	—	(2,474)
Net income (loss)	(31,196)	16,086	(6,644)	(9,642)	(31,396)
Net (income) loss attributable to noncontrolling interests	(13)	—	200	—	187
Net income (loss) attributable to Bristow Group	$(31,209)	$16,086	$(6,444)	$(9,642)	$(31,209)

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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Operations
Six Months Ended September 30, 2017

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue:
Gross revenue	$—	$92,727	$633,058	$—	$725,785
Intercompany revenue	—	63,910	—	(63,910)	—
	—	156,637	633,058	(63,910)	725,785
Operating expense:
Direct cost and reimbursable expense	3,269	98,289	496,346	—	597,904
Intercompany expenses	—	—	63,910	(63,910)	—
Depreciation and amortization	5,933	25,720	30,784	—	62,437
General and administrative	36,987	11,385	46,957	—	95,329
	46,189	135,394	637,997	(63,910)	755,670

Loss on impairment	—	(1,192)	—	—	(1,192)
Gain (loss) on disposal of assets	—	11,013	(18,840)	—	(7,827)
Earnings from unconsolidated affiliates, net of losses	(11,003)	—	1,398	11,003	1,398
Operating income (loss)	(57,192)	31,064	(22,381)	11,003	(37,506)
Interest expense, net	(19,694)	(11,803)	(3,087)	—	(34,584)
Other income (expense), net	(126)	(756)	1,795	—	913

Income (loss) before (provision) benefit for income taxes	(77,012)	18,505	(23,673)	11,003	(71,177)
Allocation of consolidated income taxes	(9,448)	(6,105)	(412)	—	(15,965)
Net income (loss)	(86,460)	12,400	(24,085)	11,003	(87,142)
Net (income) loss attributable to noncontrolling interests	(24)	—	682	—	658
Net income (loss) attributable to Bristow Group	$(86,484)	$12,400	$(23,403)	$11,003	$(86,484)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Operations
Six Months Ended September 30, 2016

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue:
Gross revenue	$—	$87,856	$639,009	$—	$726,865
Intercompany revenue	—	48,614	—	(48,614)	—
	—	136,470	639,009	(48,614)	726,865
Operating expense:
Direct cost and reimbursable expense	(631)	96,476	501,218	—	597,063
Intercompany expenses	—	—	48,614	(48,614)	—
Depreciation and amortization	4,316	27,786	31,184	—	63,286
General and administrative	37,746	13,080	53,043	—	103,869
	41,431	137,342	634,059	(48,614)	764,218

Loss on impairment	—	(4,761)	(2,811)	—	(7,572)
Loss on disposal of assets	—	(11,575)	(628)	—	(12,203)
Earnings from unconsolidated affiliates, net of losses	(22,423)	—	3,968	22,466	4,011
Operating income (loss)	(63,854)	(17,208)	5,479	22,466	(53,117)
Interest expense, net	(20,232)	(1,028)	(1,094)	—	(22,354)
Other income (expense), net	752	1,646	(5,584)	—	(3,186)

Loss before (provision) benefit for income taxes	(83,334)	(16,590)	(1,199)	22,466	(78,657)
Allocation of consolidated income taxes	12,792	(3,732)	(1,582)	—	7,478
Net loss	(70,542)	(20,322)	(2,781)	22,466	(71,179)
Net (income) loss attributable to noncontrolling interests	(27)	—	637	—	610
Net loss attributable to Bristow Group	$(70,569)	$(20,322)	$(2,144)	$22,466	$(70,569)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended September 30, 2017

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net loss	$(31,196)	$16,086	$(6,644)	$(9,642)	$(31,396)
Other comprehensive loss:
Currency translation adjustments	—	306	14,218	(3,833)	10,691
Total comprehensive loss	(31,196)	16,392	7,574	(13,475)	(20,705)

Net (income) loss attributable to noncontrolling interests	(13)	—	200	—	187
Currency translation adjustments attributable to noncontrolling interests	—	—	237	—	237
Total comprehensive (income) loss attributable to noncontrolling interests	(13)	—	437	—	424
Total comprehensive loss attributable to Bristow Group	$(31,209)	$16,392	$8,011	$(13,475)	$(20,281)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended September 30, 2016

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net loss	$(29,785)	$(5,866)	$(4,146)	$9,690	$(30,107)
Other comprehensive loss:
Currency translation adjustments	—	—	(9,558)	4,119	(5,439)
Total comprehensive loss	(29,785)	(5,866)	(13,704)	13,809	(35,546)

Net (income) loss attributable to noncontrolling interests	(12)	—	322	—	310
Currency translation adjustments attributable to noncontrolling interests	—	—	(523)	—	(523)
Total comprehensive income attributable to noncontrolling interests	(12)	—	(201)	—	(213)
Total comprehensive loss attributable to Bristow Group	$(29,797)	$(5,866)	$(13,905)	$13,809	$(35,759)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
Six Months Ended September 30, 2017

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net loss	$(86,460)	$12,400	$(24,085)	$11,003	$(87,142)
Other comprehensive loss:
Currency translation adjustments	—	644	28,570	(8,763)	20,451
Total comprehensive loss	(86,460)	13,044	4,485	2,240	(66,691)

Net (income) loss attributable to noncontrolling interests	(24)	—	682	—	658
Currency translation adjustments attributable to noncontrolling interests	—	—	547	—	547
Total comprehensive (income) loss attributable to noncontrolling interests	(24)	—	1,229	—	1,205
Total comprehensive loss attributable to Bristow Group	$(86,484)	$13,044	$5,714	$2,240	$(65,486)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
Six Months Ended September 30, 2016

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net loss	$(70,542)	$(20,322)	$(2,781)	$22,466	$(71,179)
Other comprehensive income (loss):
Currency translation adjustments	—	—	208,234	(220,808)	(12,574)
Total comprehensive income (loss)	(70,542)	(20,322)	205,453	(198,342)	(83,753)

Net (income) loss attributable to noncontrolling interests	(27)	—	637	—	610
Currency translation adjustments attributable to noncontrolling interests	—	—	(4,965)	—	(4,965)
Total comprehensive income attributable to noncontrolling interests	(27)	—	(4,328)	—	(4,355)
Total comprehensive income (loss) attributable to Bristow Group	$(70,569)	$(20,322)	$201,125	$(198,342)	$(88,108)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Balance Sheet
As of September 30, 2017

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$591	$771	$95,981	$—	$97,343
Accounts receivable	159,210	457,131	367,921	(746,390)	237,872
Inventories	—	33,156	98,460	—	131,616
Assets held for sale	—	29,692	5,242	—	34,934
Prepaid expenses and other current assets	2,248	5,827	39,422	(3,408)	44,089
Total current assets	162,049	526,577	607,026	(749,798)	545,854
Intercompany investment	2,399,726	104,435	135,507	(2,639,668)	—
Investment in unconsolidated affiliates	—	—	211,499	—	211,499
Intercompany notes receivable	263,032	36,358	26,265	(325,655)	—
Property and equipment—at cost:
Land and buildings	4,806	62,128	176,421	—	243,355
Aircraft and equipment	157,311	1,138,701	1,321,823	—	2,617,835
	162,117	1,200,829	1,498,244	—	2,861,190
Less: Accumulated depreciation and amortization	(35,027)	(256,871)	(372,552)	—	(664,450)
	127,090	943,958	1,125,692	—	2,196,740
Goodwill	—	—	20,364	—	20,364
Other assets	8,584	2,147	103,356	(21)	114,066
Total assets	$2,960,481	$1,613,475	$2,229,709	$(3,715,142)	$3,088,523

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$440,137	$163,449	$219,558	$(725,382)	$97,762
Accrued liabilities	52,547	17,534	147,947	(23,131)	194,897
Short-term borrowings and current maturities of long-term debt	66,973	19,050	27,496	—	113,519
Total current liabilities	559,657	200,033	395,001	(748,513)	406,178
Long-term debt, less current maturities	599,973	281,587	317,027	—	1,198,587
Intercompany notes payable	62,532	209,840	54,385	(326,757)	—
Accrued pension liabilities	—	—	57,928	—	57,928
Other liabilities and deferred credits	13,272	7,156	11,445	—	31,873
Deferred taxes	110,900	44,048	—	(21)	154,927
Redeemable noncontrolling interest	—	—	6,002	—	6,002
Stockholders’ investment:
Common stock	381	20,028	131,317	(151,345)	381
Additional paid-in-capital	815,990	46,234	284,048	(330,282)	815,990
Retained earnings	902,957	803,517	683,482	(1,486,999)	902,957
Accumulated other comprehensive loss	78,306	1,032	284,608	(671,225)	(307,279)
Treasury shares	(184,796)	—	—	—	(184,796)
Total Bristow Group stockholders’ investment	1,612,838	870,811	1,383,455	(2,639,851)	1,227,253
Noncontrolling interests	1,309	—	4,466	—	5,775
Total stockholders’ investment	1,614,147	870,811	1,387,921	(2,639,851)	1,233,028
Total liabilities, redeemable noncontrolling interest and stockholders’ investment	$2,960,481	$1,613,475	$2,229,709	$(3,715,142)	$3,088,523

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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Cash Flows
Six Months Ended September 30, 2017

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash provided by (used in) operating activities	$(78,756)	$32,581	$10,841	$—	$(35,334)
Cash flows from investing activities:
Capital expenditures	(6,306)	(5,814)	(89,677)	77,480	(24,317)
Proceeds from asset dispositions	—	80,210	39,514	(77,480)	42,244
Net cash provided by (used in) investing activities	(6,306)	74,396	(50,163)	—	17,927
Cash flows from financing activities:
Proceeds from borrowings	107,800	—	230,218	—	338,018
Debt issuance costs	—	(552)	(6,143)	—	(6,695)
Repayment of debt	(285,946)	(9,073)	(23,111)	—	(318,130)
Dividends paid	110,637	—	(113,102)	—	(2,465)
Increases (decreases) in cash related to intercompany advances and debt	150,351	(96,880)	(53,471)	—	—
Partial prepayment of put/call obligation	(23)	—	—	—	(23)
Repurchases for tax withholdings on vesting of equity awards	(548)	—	—	—	(548)
Net cash provided by (used in) financing activities	82,271	(106,505)	34,391	—	10,157
Effect of exchange rate changes on cash and cash equivalents	—	—	7,937	—	7,937
Net increase (decrease) in cash and cash equivalents	(2,791)	472	3,006	—	687
Cash and cash equivalents at beginning of period	3,382	299	92,975	—	96,656
Cash and cash equivalents at end of period	$591	$771	$95,981	$—	$97,343

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Cash Flows
Six Months Ended September 30, 2016

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash provided by (used in) operating activities	$(35,861)	$56,788	$8,499	$(631)	$28,795
Cash flows from investing activities:
Capital expenditures	(11,958)	(20,411)	(69,497)	—	(101,866)
Proceeds from asset dispositions	—	10,374	1,445	—	11,819
Net cash used in investing activities	(11,958)	(10,037)	(68,052)	—	(90,047)
Cash flows from financing activities:
Proceeds from borrowings	191,501	—	4,453	—	195,954
Debt issuance costs	(2,925)	—	—	—	(2,925)
Repayment of debt	(116,051)	—	(4,915)	—	(120,966)
Dividends paid	(4,554)	4	(360)	—	(4,910)
Increases (decreases) in cash related to intercompany advances and debt	(54,611)	(49,136)	103,747	—	—
Partial prepayment of put/call obligation	(25)	—	—	—	(25)
Payment of contingent consideration	—	—	(10,000)	—	(10,000)
Repurchases for tax withholdings on vesting of equity awards	(757)	—	—	—	(757)
Net cash provided by (used in) financing activities	12,578	(49,132)	92,925	—	56,371
Effect of exchange rate changes on cash and cash equivalents	—	—	1,239	—	1,239
Net increase (decrease) in cash and cash equivalents	(35,241)	(2,381)	34,611	(631)	(3,642)
Cash and cash equivalents at beginning of period	35,241	3,393	65,676	—	104,310
Cash and cash equivalents at end of period	$—	$1,012	$100,287	$(631)	$100,668

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Bristow Group Inc.:
We have reviewed the condensed consolidated balance sheets of Bristow Group Inc. and subsidiaries as of September 30, 2017, the related condensed consolidated statements of operations, and comprehensive loss, for the three-month and six-month periods ended September 30, 2017 and 2016, and the related condensed consolidated statements of cash flows for the six-month periods ended September 30, 2017 and 2016, and the condensed consolidated statements of changes in equity and redeemable noncontrolling interest for the six-month period ended September 30, 2017. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
November 8, 2017

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 (the “fiscal year 2017 Annual Report”) and the MD&A contained therein. In the discussion that follows, the terms “Current Quarter” and “Comparable Quarter” refer to the three months ended September 30, 2017 and 2016, respectively, and the terms “Current Period” and “Comparable Period” refer to the six months ended September 30, 2017 and 2016, respectively. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ending March 31, 2018 is referred to as “fiscal year 2018”.
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
You should consider the following key factors when evaluating these forward-looking statements:

•	fluctuations in levels of oil and natural gas exploration, development and production activities;

•	fluctuations in the demand for our services;

•	the possibility that the major oil companies do not continue to expand internationally and offshore;

•	the possibility that we may be unable to obtain financing or draw on our credit facilities on terms that are favorable to us;

•	the possibility that we may lack sufficient liquidity or access to additional financing sources to continue to finance contractual commitments;

•	the possibility that we may be unable to dispose of older aircraft through sales into the aftermarket;

•	the possibility that we may be unable to re-deploy our aircraft to regions with greater demand;

•	general economic conditions, including the capital and credit markets;

•	fluctuations in worldwide prices of and demand for oil and natural gas;

•	the possibility that segments of our fleet may be grounded for extended periods of time or indefinitely;

•	the possibility that we may impair our long-lived assets, including goodwill, property and equipment and investments in unconsolidated affiliates;

•	the possibility of significant changes in foreign exchange rates and controls, including as a result of Brexit;

•	the possibility that we may be unable to maintain compliance with debt covenants;

•
the possibility that we may be unable to obtain recoveries from original equipment manufacturers, defer payment on certain aircraft into future fiscal years or take delivery of certain aircraft later than initially scheduled;

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
During the Current Period, we generated approximately 69% of our consolidated operating revenue from external clients from oil and gas operations, approximately 16% from SAR operations and approximately 15% from fixed wing services that support our global helicopter operations.
We conduct our business in one segment: industrial aviation services. The industrial aviation services segment operations are conducted primarily through two hubs that includes four regions:

•	Europe Caspian,

•	Africa,

•	Americas, and

•	Asia Pacific.
We primarily provide industrial aviation services to a broad base of major integrated, national and independent offshore energy companies. Our clients charter our helicopters primarily to transport personnel between onshore bases and offshore production platforms, drilling rigs and other installations. To a lesser extent, our clients also charter our helicopters to transport time-sensitive equipment to these offshore locations. These clients’ operating expenditures in the production sector are the principal source of our revenue, while their exploration and development capital expenditures provide a lesser portion of our revenue. The clients for SAR services include both the oil and gas industry, where our revenue is primarily dependent on our clients’ operating expenditures, and governmental agencies, where our revenue is dependent on a country’s desire to privatize SAR and enter into long-term contracts. In addition to our primary industrial aviation services operations, as of September 30, 2017 we also operated a training unit, Bristow Academy. On November 1, 2017, we sold Bristow Academy. As of September 30, 2017, we operated 344 aircraft (including 224 owned aircraft and 120 leased aircraft; 15 of the owned aircraft are held for sale) and our unconsolidated affiliates operated 116 aircraft in addition to those aircraft leased from us.

The chart below presents (1) the number of aircraft in our fleet and their distribution among the regions of our industrial aviation services segment as of September 30, 2017; (2) the number of helicopters which we had on order or under option as of September 30, 2017; and (3) the percentage of operating revenue which each of our regions provided during the Current Period. For additional information regarding our commitments and options to acquire aircraft, see Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Percentage of Current Period Operating Revenue	Aircraft in Consolidated Fleet
		Helicopters				Fixed Wing (1)		Unconsolidated Affiliates (4)
		Small	Medium	Large	Training		Total (2)(3)		Total
Europe Caspian	54%	—	16	80	—	32	128	—	128
Africa	14%	9	32	5	—	5	51	48	99
Americas	17%	14	42	16	—	—	72	68	140
Asia Pacific	15%	—	10	23	—	14	47	—	47
Corporate and other (5)	—%	—	—	—	45	1	46	—	46
Total	100%	23	100	124	45	52	344	116	460
Aircraft not currently in fleet: (6)
On order		—	—	27	—	—	27
Under option		—	—	4	—	—	4
_____________

(1)
Eastern Airways operates a total of 32 fixed wing aircraft in the Europe Caspian region and provides technical support for three fixed wing aircraft in the Africa region. Additionally, Airnorth operates a total of 14 fixed wing aircraft, which are included in the Asia Pacific region.

(2)	Includes 15 aircraft held for sale and 120 leased aircraft as follows:

	Held for Sale Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Training(7)	Fixed Wing	Total
Europe Caspian	—	2	—	—	—	2
Africa	—	5	—	—	—	5
Americas	—	5	—	—	—	5
Asia Pacific	—	—	—	—	1	1
Corporate and other	—	—	—	2	—	2
Total	—	12	—	2	1	15

	Leased Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Training	Fixed Wing	Total
Europe Caspian	—	6	41	—	14	61
Africa	—	1	2	—	2	5
Americas	1	14	6	—	—	21
Asia Pacific	—	3	9	—	4	16
Corporate and other	—	—	—	17	—	17
Total	1	24	58	17	20	120

(3)	The average age of our commercial helicopter fleet, which excludes training aircraft, was approximately nine years as of September 30, 2017.

(4)
The 116 aircraft operated by our unconsolidated affiliates do not include those aircraft leased from us. Includes 44 helicopters (primarily medium) and 24 fixed wing aircraft owned and managed by Líder Táxi Aéreo S.A. (“Líder”), our unconsolidated affiliate in Brazil included in the Americas region, and 41 helicopters and seven fixed wing aircraft owned by Petroleum Air Services (“PAS”), our unconsolidated affiliate in Egypt included in the Africa region.

(5)
The aircraft presented for Corporate and other represent the aircraft operated by Bristow Academy as of September 30, 2017. On November 1, 2017, we sold Bristow Academy including all of their aircraft.

(6)	This table does not reflect aircraft which our unconsolidated affiliates may have on order or under option.

(7)	This table does not include the Bristow Academy aircraft as held for sale which are part of the Bristow Academy disposal group.

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

	Current Period (1)	Fiscal Year Ended March 31,
		2017	2016	2015	2014	2013
LACE	174	174	162	166	158	158
LACE Rate (in millions)	$6.76	$6.63	$8.85	$9.33	$9.34	$8.35
_____________

(1)	LACE rate is annualized.
The following table presents the distribution of LACE helicopters owned and leased, and the percentage of LACE leased as of September 30, 2017. The percentage of LACE leased is calculated by taking the total LACE for leased commercial helicopters divided by the total LACE for all commercial helicopters we operate, including both owned and leased.

	LACE
	Owned Aircraft	Leased Aircraft	Percentage of LACE leased
Europe Caspian	43	44	51%
Africa	18	3	12%
Americas	25	13	35%
Asia Pacific	18	11	38%
Total	104	70	40%

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

•
Improve Balance Sheet and Return on Capital. We seek to continue to improve our balance sheet and liquidity and reduce our capital costs, with a near term goal of debt reduction and profitability. To achieve this we have historically practiced the principal of prudent balance sheet management and have proactively managed our liquidity position with cash flows from operations, as well as external financings. These external financings have included the use of operating leases for a target of approximately 35% of our LACE. The target recognizes that we will have variability above or below the target of approximately 5% of our LACE due to timing of leases, purchases, disposals and lease terminations. As of September 30, 2017, commercial helicopters under operating leases accounted for 40% of our LACE. See “Liquidity and Capital Resources — Financial Condition and Sources of Liquidity” included elsewhere in this Quarterly Report for further discussion of our capital structure and liquidity. In August 2017, we suspended our quarterly dividend as part of a broader plan of reducing costs and improving liquidity. By suspending what has been a $0.07 per share quarterly dividend, we will preserve approximately $10 million of cash annually.

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
Fiscal year 2018 STRIVE priorities — During fiscal year 2018, we will employ the following priorities in furtherance of the STRIVE strategy: (1) maintaining safety as the Company’s first priority; (2) achieving cost efficiencies, including reduced corporate general and administrative expenses to approximately 12% of revenues, while also implementing lean processes and improving productivity; (3) utilizing portfolio and fleet optimization, combined with pursuing original equipment manufacturers (“OEM”) cost recoveries and capital expenditure reduction to improve liquidity and reduce debt; and (4) achieving revenue growth through contract wins in our primary geographical hubs with a focus on delivering greater efficiencies to our core oil and gas clients.

Market Outlook
Our core business is providing industrial aviation services to the worldwide oil and gas industry. We also provide public and private sector SAR services and fixed wing transportation services. Our global operations and critical mass of helicopters provide us with geographic and client diversity which helps mitigate risks associated with a single market or client.
The oil and gas business environment experienced a significant downturn beginning during fiscal year 2015. Brent crude oil prices declined from approximately $106 per barrel at July 1, 2014 to a low of approximately $26 per barrel in February 2016 with an increase to approximately $52 per barrel as of September 30, 2017. The decrease in oil prices was driven by increased global supply and forecasts of reduced demand for crude oil resulting from weaker global economic growth in many regions of the world. The oil price decline negatively impacted the cash flow of our clients and resulted in their implementation of measures to reduce operational and capital costs in calendar years 2015 and 2016 compared to 2014 levels, negatively impacting activity during fiscal years 2015, 2016 and 2017. These cost reductions have continued into calendar year 2017 and have impacted both the offshore production and the offshore exploration activity of our clients, with offshore production activity being impacted to a lesser extent, continuing to negatively impact activity during fiscal year 2018. Although the largest share of our revenue relates to oil and gas production and our largest contract, the U.K. SAR contract, is not directly impacted by declining oil prices, the significant drop in the price of crude oil resulted in the rescaling, delay or cancellation of planned offshore projects which has negatively impacted our operations and could continue to negatively impact our operations in future periods. The oil price environment is beginning to show signs of stabilizing, but we are uncertain as to when a recovery in offshore spending will occur. An extended period of reduced crude oil prices and related offshore spending may have a material impact on our financial position, cash flow and results of operations.
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
As discussed above, we continue to seek ways to operate more efficiently and work with our clients to improve the efficiency of their operations within our STRIVE strategy. We have achieved savings during fiscal years 2016, 2017 and 2018 by implementing operating cost reduction initiatives. Further cost reductions and cash savings are anticipated across our business through the remainder of fiscal year 2018.
Recent Events
Bristow Academy sale — On November 1, 2017, we sold our 100% interest in Bristow Academy, as we continue to execute on our priority to optimize our business portfolio to improve its competitive position during the market downturn. The sales price will be a minimum of $1.5 million to be received over a maximum of four years with potential additional consideration based on Bristow Academy’s financial performance.
The sale includes Bristow Academy’s entire operation, including training facilities, helicopters and related personnel, at Titusville, Florida, and Minden, Nevada. The sale does not impact recurrent training of Bristow flight crews for ongoing commercial operations. Initial type rating and recurrent pilot training for commercial operations will continue at Bristow’s flight-simulator training facilities located in Aberdeen, Scotland, and New Iberia, Louisiana, supplemented with the use of other globally located training centers.
The sale of this non-core business resulted in an impairment of assets of $6.5 million, included in loss on disposal of assets on our condensed consolidated statement of operations, for the Current Quarter and Current Period.
With the completion of this sale and similar dispositions of non-core assets in prior fiscal years, we have streamlined our business to focus on our core oil and gas, SAR and fixed wing businesses globally. No significant non-core assets outside of these key areas of concentration remain upon completion of this sale.
Aircraft incident — As previously reported, on April 29, 2016, another company’s EC 225LP (also known as a H225LP) model helicopter crashed near Turøy outside of Bergen, Norway resulting in the European Aviation Safety Agency (“EASA”) issuing airworthiness directives prohibiting flight of H225LP and AS332L2 model aircraft. On July 20, 2017, the U.K. CAA and NCAA issued safety and operational directives which detail the conditions to apply for safe return to service of H225LP and AS332L2 model aircraft, where operators wish to do so. We continue not to operate for commercial purposes our sole H225LP model aircraft in Norway, our thirteen H225LP model aircraft in the U.K. or our six H225LP model aircraft in Australia, or for search and rescue purposes, including training and missions, any of our other four H225LP model aircraft in Norway or our other three H225LP model aircraft in Australia. We are carefully evaluating next steps and demand for the H225LP model aircraft in our oil and gas and search and rescue operations worldwide, with the safety of passengers and crews remaining our highest priority.

Separately, our efforts to successfully integrate AW189 aircraft into service for the U.K. SAR contract have been delayed due to a product improvement plan with the aircraft. As a result, the delivery of four AW189 aircraft will be pushed to later dates. We continue to meet our contractual obligations under the U.K. SAR contract through the utilization of other aircraft.
Subsequent to September 30, 2017, we reached agreement with an original equipment manufacturer and have a non-binding letter of understanding with another to recover $130 million during the second half of fiscal year 2018 related to ongoing aircraft issues mentioned above.
PK Air Debt — On July 17, 2017, a wholly-owned subsidiary entered into a term loan credit agreement with PK AirFinance S.à r.l., as agent, and PK Transportation Finance Ireland Limited, as lender, and other lenders from time to time party thereto, which provided for commitments in an aggregate amount of up to $230 million to make up to 24 term loans, each of which term loans shall be made in respect of an aircraft to be pledged as collateral for all of the term loans. The term loans also will be secured by a pledge of all shares of the borrower and any other assets of the borrower, and will be guaranteed by the Company. The financing funded in September 2017 and proceeds from the financing were used to repay $17.0 million of the $200 million of term loan commitments (“Term Loan Credit Facility”), $93.7 million of the $350 million term loan and $103 million of the $400 million revolving credit facility (“Revolving Credit Facility”). Additionally, in October 2017, we paid off the remaining $28.9 million of the Term Loan Credit Facility.
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
Our Europe hub includes Africa, Asia, Australia, Norway, U.K., Turkmenistan and the Middle East. Our Americas hub includes Bristow Academy, U.S. Gulf of Mexico, Guyana, Trinidad, Canada and Brazil. Despite these structural changes, we are still operating primarily out of the four operating regions previously discussed and therefore have not made any changes to the regional disclosure of results for our industrial aviation services segment operations in this Quarterly Report.
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
For the Current Period and the year ended March 31, 2017, approximately 36% of our revenue was derived from contracts with customers in the U.K. and approximately 18% and 16% of our revenue was derived from contracts with customers in other European markets, respectively.
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
The Brexit vote has resulted in a significant decline in the value of British pound sterling and volatility in exchange rates is expected to continue as the terms of Brexit are negotiated. If the British pound sterling remains weak or continues to weaken, revenue under contracts denominated in British pound sterling will translate into fewer U.S. dollars. For the Current Period, revenue denominated in British pound sterling represented 34% of our revenue. The uncertainties surrounding Brexit and risks associated with the commencement of Brexit could have a material adverse effect on our current business and future growth. For discussion of the impact of changes in foreign currency exchange rates, including the British pound sterling, on our results, see “— Results of Operations — Current Quarter Compared to Comparable Quarter” and “— Results of Operations — Current Period Compared to Comparable Period” included elsewhere in this Quarterly Report.

The decision by Nigeria’s central bank to move to market-driven foreign currency trading — On June 20, 2016, Nigeria’s central bank abandoned its 16-month peg to the U.S. dollar, which resulted in a 38% devaluation of the naira versus the U.S. dollar from June 20 to June 30, 2016 and an additional 21% devaluation of the naira versus the U.S. dollar from June 30, 2016 to September 30, 2017. For discussion of the impact of changes in foreign currency exchange rates, including the naira, on our results, see “— Results of Operations — Current Quarter Compared to Comparable Quarter” and “— Results of Operations — Current Period Compared to Comparable Period” included elsewhere in this Quarterly Report.
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
Selected Regional Perspectives
Brazil represents a significant part of our long term helicopter growth outlook due to its concentration and size of its offshore oil reserves. However, in the short term, Brazil and specifically, Petrobras, continues to evidence uncertainty as the price of oil and Petrobras’ restructuring efforts have impacted the helicopter industry. Petrobras did not release any new tenders for multiple medium and large aircraft that were expected to commence in calendar year 2016. While this represents a contraction in short-term demand, Brazil’s impact on long-term helicopter demand is expected to be material. Petrobras represented 62% of Líder’s operating revenue in fiscal year 2017. As of September 30, 2017, we have no aircraft on lease to Líder.
The Brazilian government has revisited the regulations on the oil and gas industry and made significant changes to the Brazilian market, including removing the requirement that Petrobras have 30% participation on all exploratory blocks, removing the requirement that Petrobras be the operator of all pre-salt blocks and approving the next round of licensing for new exploration blocks (six years after the last successful round). In addition, the Brazilian government is currently reviewing local content requirements, which has led other operators to request information and/or proposals. Petrobras’ new management has implemented a five-year business and management plan focused on divestment, mostly of its non-core businesses. Overall, the Brazilian market outlook has improved compared to the prior year for Líder with opportunities for growth.
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

Results of Operations
The following table presents our operating results and other statement of operations information for the applicable periods:

	Three Months Ended September 30,		Favorable (Unfavorable)

	2017	2016

	(In thousands, except per share amounts, percentages and flight hours)
Gross revenue:
Operating revenue	$357,992	$343,662	$14,330	4.2%
Reimbursable revenue	15,684	13,805	1,879	13.6%
Total gross revenue	373,676	357,467	16,209	4.5%

Operating expense:
Direct cost	284,713	281,630	(3,083)	(1.1)%
Reimbursable expense	15,414	13,276	(2,138)	(16.1)%
Depreciation and amortization	31,381	28,592	(2,789)	(9.8)%
General and administrative	48,622	51,274	2,652	5.2%
Total operating expense	380,130	374,772	(5,358)	(1.4)%

Loss on impairment	—	(7,572)	7,572	100.0%
Loss on disposal of assets	(8,526)	(2,186)	(6,340)	(290.0)%
Earnings from unconsolidated affiliates, net of losses	2,063	181	1,882	*

Operating loss	(12,917)	(26,882)	13,965	51.9%

Interest expense, net	(18,563)	(11,468)	(7,095)	(61.9)%
Other income (expense), net	2,558	3,003	(445)	(14.8)%

Loss before provision for income taxes	(28,922)	(35,347)	6,425	18.2%
Benefit (provision) for income taxes	(2,474)	5,240	(7,714)	(147.2)%

Net loss	(31,396)	(30,107)	(1,289)	(4.3)%
Net loss attributable to noncontrolling interests	187	310	(123)	(39.7)%
Net loss attributable to Bristow Group	$(31,209)	$(29,797)	$(1,412)	(4.7)%

Diluted loss per common share	$(0.88)	$(0.85)	$(0.03)	(3.5)%
Operating margin (1)	(3.6)%	(7.8)%	4.2%	53.8%
Flight hours (2)	46,449	42,604	3,845	9.0%

Non-GAAP financial measures: (3)
Adjusted EBITDA	$32,378	$25,399	$6,979	27.5%
Adjusted EBITDA margin (1)	9.0%	7.4%	1.6%	21.6%
Adjusted net loss	$(11,607)	$(12,314)	$707	5.7%
Adjusted diluted loss per share	$(0.33)	$(0.35)	$0.02	5.7%

	Six Months Ended September 30,		Favorable (Unfavorable)

	2017	2016

	(In thousands, except per share amounts, percentages and flight hours)
Gross revenue:
Operating revenue	$697,721	$699,846	$(2,125)	(0.3)%
Reimbursable revenue	28,064	27,019	1,045	3.9%
Total gross revenue	725,785	726,865	(1,080)	(0.1)%

Operating expense:
Direct cost	570,264	571,173	909	0.2%
Reimbursable expense	27,640	25,890	(1,750)	(6.8)%
Depreciation and amortization	62,437	63,286	849	1.3%
General and administrative	95,329	103,869	8,540	8.2%
Total operating expense	755,670	764,218	8,548	1.1%

Loss on impairment	(1,192)	(7,572)	6,380	84.3%
Loss on disposal of assets	(7,827)	(12,203)	4,376	35.9%
Earnings from unconsolidated affiliates, net of losses	1,398	4,011	(2,613)	(65.1)%

Operating loss	(37,506)	(53,117)	15,611	29.4%

Interest expense, net	(34,584)	(22,354)	(12,230)	(54.7)%
Other income (expense), net	913	(3,186)	4,099	128.7%

Loss before provision for income taxes	(71,177)	(78,657)	7,480	9.5%
Benefit (provision) for income taxes	(15,965)	7,478	(23,443)	(313.5)%

Net loss	(87,142)	(71,179)	(15,963)	(22.4)%
Net loss attributable to noncontrolling interests	658	610	48	7.9%
Net loss attributable to Bristow Group	$(86,484)	$(70,569)	$(15,915)	(22.6)%

Diluted loss per common share	$(2.45)	$(2.02)	$(0.43)	(21.3)%
Operating margin (1)	(5.4)%	(7.6)%	2.2%	28.9%
Flight hours (2)	90,172	85,741	4,431	5.2%

Non-GAAP financial measures: (3)
Adjusted EBITDA	$47,581	$44,479	$3,102	7.0%
Adjusted EBITDA margin (1)	6.8%	6.4%	0.4%	6.3%
Adjusted net loss	$(40,746)	$(24,322)	$(16,424)	(67.5)%
Adjusted diluted loss per share	$(1.16)	$(0.69)	$(0.47)	(68.1)%
_____________
 * percentage change too large to be meaningful or not applicable.

(1)	Operating margin is calculated as operating income divided by operating revenue. Adjusted EBITDA margin is calculated as adjusted EBITDA divided by operating revenue.

(2)
Excludes flight hours from Bristow Academy and unconsolidated affiliates. Includes flight hours from Eastern Airways and Airnorth fixed wing operations in the U.K., Nigeria and Australia for the three months ended September 30, 2017 and 2016 totaling 11,298 and 10,430, respectively, and 21,677 and 20,764, respectively, for the six months ended September 30, 2017 and 2016.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016

	(In thousands, except percentages and per share amounts)
Net loss	$(31,396)	$(30,107)	$(87,142)	$(71,179)
Loss on disposal of assets	8,526	2,186	7,827	12,203
Special items (i)	2,676	18,265	13,542	24,824
Depreciation and amortization	31,381	28,592	62,437	63,286
Interest expense	18,717	11,703	34,952	22,823
Provision (benefit) for income taxes	2,474	(5,240)	15,965	(7,478)
Adjusted EBITDA	$32,378	$25,399	$47,581	$44,479

(Provision) benefit for income taxes	$(2,474)	$5,240	$(15,965)	$7,478
Tax provision (benefit) on loss on disposal of assets	5,618	(699)	10,191	(3,905)
Tax provision (benefit) on special items	2,782	(3,554)	14,178	4,972
Adjusted benefit for income taxes	$5,926	$987	$8,404	$8,545

Effective tax rate (ii)	(8.6)%	14.8%	(22.4)%	9.5%
Adjusted effective tax rate (ii)	33.4%	7.3%	16.9%	25.5%

Net loss attributable to Bristow Group	$(31,209)	$(29,797)	$(86,484)	$(70,569)
Loss on disposal of assets (iii)	14,144	1,487	18,018	8,298
Special items (i) (iii)	5,458	15,996	27,720	37,949
Adjusted net loss	$(11,607)	$(12,314)	$(40,746)	$(24,322)

Diluted loss per share	$(0.88)	$(0.85)	$(2.45)	$(2.02)
Loss on disposal of assets (iii)	0.40	0.04	0.51	0.24
Special items (i) (iii)	0.15	0.46	0.79	1.08
Adjusted diluted loss per share (iv)	(0.33)	(0.35)	(1.16)	(0.69)
_____________

(i)
See information about special items during the Current Quarter and Comparable Quarter under “— Current Quarter Compared to Comparable Quarter” and Current Period and Comparable Period under “— Current Period Compared to Comparable Period” below.

(ii)
Effective tax rate is calculated by dividing benefit (provision) for income tax by pretax net loss. Adjusted effective tax rate is calculated by dividing adjusted benefit (provision) for income tax by adjusted pretax net loss. Tax expense (benefit) on loss on disposal of asset and tax expense (benefit) on special items is calculated using the statutory rate of the entity recording the loss on disposal of asset or special item.

(iii)
These amounts are presented after applying the appropriate tax effect to each item and dividing by the weighted average shares outstanding during the related period to calculate the earnings per share impact.

(iv)
Adjusted diluted earnings per share is calculated using the diluted weighted average number of shares outstanding of 35,317,935 and 35,070,047 during the Current Quarter and Comparable Quarter, respectively, and of 35,253,688 and 35,012,014 during the Current Period and the Comparable Period, respectively.

Management believes that adjusted EBITDA, adjusted benefit for income taxes, adjusted net loss and adjusted diluted loss per share (collectively, the “Non-GAAP measures”) provide relevant and useful information, which is widely used by analysts, investors and competitors in our industry as well as by our management in assessing both consolidated and regional performance.

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
Adjusted net loss and adjusted diluted loss per share present our consolidated results excluding asset dispositions and special items that do not reflect the ordinary earnings of our operations. Adjusted benefit (provision) for income taxes excludes the tax impact of these items. We believe that these measures are useful supplemental measures because net loss and diluted loss per share include asset disposition effects and special items and benefit (provision) for income taxes include the tax impact of these items, and inclusion of these items does not reflect the ongoing operational earnings of our business.
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

The following tables present region adjusted EBITDA and adjusted EBITDA margin discussed in “— Region Operating Results,” and consolidated adjusted EBITDA and adjusted EBITDA margin for the three and six months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016

	(In thousands, except percentages)
Europe Caspian	$23,950	$16,551	$40,102	$34,150
Africa	12,617	15,566	26,000	22,338
Americas	14,565	10,242	20,741	24,278
Asia Pacific	1,425	(2,363)	(4,295)	(5,486)
Corporate and other	(20,179)	(14,597)	(34,967)	(30,801)
Consolidated adjusted EBITDA	$32,378	$25,399	$47,581	$44,479

Europe Caspian	12.2%	8.9%	10.5%	9.1%
Africa	25.9%	30.9%	26.4%	21.6%
Americas	24.0%	18.0%	17.5%	21.0%
Asia Pacific	2.6%	(4.6)%	(4.2)%	(5.2)%
Consolidated adjusted EBITDA margin	9.0%	7.4%	6.8%	6.4%

The following tables present region depreciation and amortization and rent expense for the three and six months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016

	(In thousands)
Depreciation and amortization:
Europe Caspian	$12,196	$11,220	$24,018	$22,409
Africa	3,590	3,220	6,666	8,673
Americas	6,998	7,228	13,997	18,609
Asia Pacific	5,058	4,377	10,868	8,613
Corporate and other	3,539	2,547	6,888	4,982
Total depreciation and amortization	$31,381	$28,592	$62,437	$63,286

Rent expense:
Europe Caspian	$36,851	$33,604	$73,304	$65,892
Africa	2,176	2,066	4,376	4,334
Americas	5,191	5,058	12,185	10,620
Asia Pacific	10,595	9,272	21,549	18,556
Corporate and other	2,411	1,955	4,485	3,836
Total rent expense	$57,224	$51,955	$115,899	$103,238
Current Quarter Compared to Comparable Quarter
Operating revenue from external clients by line of service was as follows:

	Three Months Ended September 30,		Favorable (Unfavorable)
	2017	2016

	(In thousands, except percentages)
Oil and gas services	$243,754	$238,233	$5,521	2.3%
Fixed wing services	56,721	51,972	4,749	9.1%
U.K. SAR services	56,060	50,850	5,210	10.2%
Corporate and other	1,457	2,607	(1,150)	(44.1)%
Total operating revenue	$357,992	$343,662	$14,330	4.2%
The increase in operating revenue in the Current Quarter from the Comparable Quarter was primarily driven by an increase in operating revenue for our oil and gas services in our Europe Caspian, Asia Pacific and Americas regions due to an increase in activity as well as an increase in U.K. SAR services revenue due to additional bases coming online in fiscal years 2017 and 2018. Additionally, our fixed wing services in our Asia Pacific, Africa and Europe Caspian regions have contributed to the increase in operating revenue. See further discussion of operating revenue improvements by region under “—Region Operating Results.”
For the Current Quarter, we reported a net loss of $31.2 million and a diluted loss per share of $0.88 compared to a net loss of $29.8 million and a diluted loss per share of $0.85 for the Comparable Quarter. The year-over-year change in net loss and diluted loss per share was primarily driven by higher income tax, rent and interest expense and higher loss on disposal of assets in the Current Quarter. These unfavorable changes were partially offset by higher revenue in the Current Quarter as discussed above and impairment charges on inventory recorded in the Comparable Quarter that did not recur in the Current Quarter.

The net loss for the Current Quarter was significantly impacted by the following items:

•
A loss on disposal of assets of $8.5 million ($14.1 million net of tax) primarily related to $8.2 million for impairment charges on assets held for sale (including $6.5 million impairment related to the Bristow Academy disposal group),

•
Organizational restructuring costs of $2.7 million ($2.2 million net of tax) included in direct costs and general and administrative expense, which includes severance expense of $2.4 million related to separation programs across our global organization designed to increase efficiency and reduce costs and other restructuring costs of $0.3 million, and

•
Tax items of $3.2 million that include non-cash adjustments related to the ongoing impact of valuation of deferred tax assets of $2.5 million and a one-time non-cash tax effect from repositioning of certain aircraft from one tax jurisdiction to another related to recent financing transactions resulting in additional income tax expense of $0.7 million.

Excluding these items, adjusted net loss and adjusted diluted loss per share were $11.6 million and $0.33, respectively, for the Current Quarter. These adjusted results compare to adjusted net loss and adjusted diluted loss per share of $12.3 million and $0.35, respectively, for the Comparable Quarter. Additionally, adjusted EBITDA improved to $32.4 million in the Current Quarter from $25.4 million in the Comparable Quarter.
The year-over-year change in adjusted net loss, diluted loss per share and adjusted EBITDA was primarily driven by the increase in oil and gas, fixed wing and U.K. SAR revenue discussed above. Results for the Current Quarter were also positively impacted by $1.9 million in higher earnings from unconsolidated affiliates, which was primarily driven by a $1.5 million favorable foreign currency exchange rate impact from our investment in Líder in Brazil.
Direct costs increased 1.1%, or $3.1 million, year-over-year primarily due to a $4.5 million increase in rent expense and $3.9 million increase in fuel costs, partially offset by the benefit of organizational restructuring efforts reflected in a $3.7 million decrease in salaries and benefits and a $1.6 million decrease in training costs.
Reimbursable expense increased 16.1%, or $2.1 million, primarily due to new contracts in Norway.
Depreciation and amortization expense increased 9.8%, or $2.8 million, to $31.4 million for the Current Quarter from $28.6 million for the Comparable Quarter. The increase in depreciation and amortization expense is primarily due to additional new aircraft and information technology costs being capitalized and depreciated in the Current Quarter.
General and administrative expense decreased 5.2%, or $2.7 million, in the Current Quarter, as compared to the Comparable Quarter primarily due to a decrease in compensation expense of $2.5 million primarily resulting from a reduction in severance costs and a decrease in professional fees of $1.8 million, partially offset by an increase of $1.6 million primarily related to information technology costs.
Loss on impairment for the Comparable Quarter includes $7.6 million of inventory impairments.
Loss on disposal of assets increased $6.3 million to a loss of $8.5 million for the Current Quarter from a loss of $2.2 million for the Comparable Quarter. The loss on disposal of assets in the Current Quarter included impairment charges totaling $8.2 million related to assets held for sale (including $6.5 million impairment related to the Bristow Academy disposal group) and a loss of $0.3 million from the sale or disposal of aircraft and other equipment. During the Comparable Quarter, the loss on disposal of assets included impairment charges totaling $1.0 million related to assets held for sale and a loss of $1.2 million from the sale or disposal of aircraft and other equipment.
Earnings from unconsolidated affiliates, net of losses, increased $1.9 million to earnings of $2.1 million for the Current Quarter from earnings of $0.2 million in the Comparable Quarter. The increase in earnings from unconsolidated affiliates, net of losses, primarily resulted from an increase in earnings from our investment in Líder in Brazil to $2.1 million of earnings in the Current Quarter from $0.9 million in earnings in the Comparable Quarter primarily due to a favorable impact of foreign currency exchange rates of $0.3 million in the Current Quarter compared to an unfavorable impact of foreign currency exchange rates of $1.3 million in the Comparable Quarter.
Interest expense, net, increased 61.9%, or $7.1 million, year-over-year primarily due to an increase in interest resulting from an increase in borrowings and a decrease in capitalized interest resulting from lower average construction in progress. Additionally, during the Current Quarter we wrote-off $0.6 million of deferred financing fees related to early extinguishment of debt.
For further details on income tax expense, see “— Region Operating Results — Taxes” included elsewhere in this Quarterly Report.

As discussed above, our results for the Current Quarter were impacted by a number of special items. During the Comparable Quarter, special items that impacted our results included organizational restructuring costs, accelerated depreciation expense, impairment of inventories and tax valuation allowances. The items noted in the Current Quarter and Comparable Quarter have been identified as special items as they are not considered by management to be part of our ongoing operations when assessing and measuring the operational and financial performance of the organization. The impact of these items on our adjusted EBITDA, adjusted net income and adjusted diluted earnings per share is as follows:

	Three Months Ended September 30, 2017
	Adjusted EBITDA	Adjusted Net Loss	Adjusted Diluted Loss Per Share

	(In thousands, except per share amounts)
Organizational restructuring costs	$(2,676)	$(2,237)	$(0.06)
Tax items	—	(3,221)	(0.09)
Total special items	$(2,676)	$(5,458)	(0.15)

	Three Months Ended September 30, 2016
	Adjusted EBITDA	Adjusted Net Loss	Adjusted Diluted Loss Per Share

	(In thousands, except per share amounts)
Organizational restructuring costs	$(10,693)	$(7,296)	$(0.21)
Additional depreciation expense resulting from fleet changes	—	(871)	(0.02)
Inventory impairment	(7,572)	(5,344)	(0.15)
Tax valuation allowances	—	(2,485)	(0.07)
Total special items	$(18,265)	$(15,996)	(0.46)
Current Period Compared to Comparable Period
Operating revenue from external clients by line of service was as follows:

	Six Months Ended September 30,		Favorable (Unfavorable)
	2017	2016

	(In thousands, except percentages)
Oil and gas services	$478,529	$490,609	$(12,080)	(2.5)%
Fixed wing services	107,398	103,300	4,098	4.0%
U.K. SAR services	108,647	100,399	8,248	8.2%
Corporate and other	3,147	5,538	(2,391)	(43.2)%
Total operating revenue	$697,721	$699,846	$(2,125)	(0.3)%
The decrease in revenue in the Current Period was primarily driven by an unfavorable impact from changes in foreign currency exchange rates compared to the Comparable Period of $15.7 million mostly related to the depreciation of the British pound sterling resulting from Brexit as discussed under “Recent Events” above. The decline in revenue from unfavorable foreign exchange rate changes was partially offset by the increase in U.K. SAR services revenue due to additional bases coming online in fiscal years 2017 and 2018 and increase in operating revenue from our fixed wing services in Asia Pacific and Africa regions.
For the Current Period, we reported a net loss of $86.5 million and a diluted loss per share of $2.45 compared to a net loss of $70.6 million and a diluted loss per share of $2.02 for the Comparable Period. The year-over-year change in net loss and diluted loss per share was primarily driven by the decline in oil and gas revenue discussed above, higher income tax, rent and interest expense and lower earnings from unconsolidated affiliates. These unfavorable changes were partially offset by higher impairment of inventory and asset charges recorded in the Comparable Period and a decrease in general and administrative expense and direct costs primarily from lower salaries and benefits in the Current Period. The year-over-year impact of changes in foreign currency exchange rates on revenue in the Current Period was offset by a positive impact on operating expenses and transaction gains in the Current Period compared to transaction losses in the Comparable Period.

The net loss for the Current Period was significantly impacted by the following items:

•
A loss on disposal of assets of $7.8 million ($18.0 million net of tax) primarily related to $9.7 million for impairment charges on assets held for sale (including $6.5 million impairment related to the Bristow Academy disposal group),

•
Organizational restructuring costs of $12.4 million ($8.8 million net of tax) included in general and administrative expense, which includes severance expense of $11.1 million related to separation programs across our global organization designed to increase efficiency and reduce costs and other restructuring costs of $1.3 million,

•	Impairment of inventories of $1.2 million ($0.8 million net of tax) included in loss on impairment, and

•
Tax items of $18.1 million that include non-cash adjustments related to the ongoing impact of valuation of deferred tax assets of $16.3 million and a one-time non-cash tax effect from repositioning of certain aircraft from one tax jurisdiction to another related to recent financing transactions resulting in additional income tax expense of $1.8 million.

Excluding these items, adjusted net loss and adjusted diluted loss per share were $40.7 million and $1.16, respectively, for the Current Period. These adjusted results compare to adjusted net loss and adjusted diluted loss per share of $24.3 million and $0.69, respectively, for the Comparable Period. Additionally, adjusted EBITDA improved to $47.6 million in the Current Period from $44.5 million in the Comparable Period.
The year-over-year change in adjusted net loss and diluted earnings per share was primarily driven by the decline in oil and gas revenue, higher adjusted income tax expense, rent expense and interest expense and lower earnings from unconsolidated affiliates. However, adjusted EBITDA improved due to lower direct and general and administrative expenses driven by organizational restructuring efforts.
The table below presents the year-over-year impact of changes in foreign currency exchange rates.

	Six Months Ended September 30,		Favorable (Unfavorable)
	2017	2016

	(in thousands, except per share amounts)
Transaction gains (losses)	$846	$(3,401)	$4,247
Líder foreign exchange impact	(880)	(1,304)	424
Total	$(34)	$(4,705)	4,671

Revenue impact			(15,675)
Operating expense impact			9,621
Year-over-year income statement translation			(6,054)

Pre-tax income statement impact			(1,383)
Less: Foreign exchange impact on depreciation and amortization and interest expense			5
Adjusted EBITDA impact			$(1,378)

Net income impact (tax affected)			$491
Earnings per share impact			$0.01
The most significant foreign exchange impact was related to a $6.1 million unfavorable impact from changes in foreign currency exchange rates in the Current Period driven by the impact of the depreciating British pound sterling resulting from Brexit on the translation of our results in our Europe Caspian region, partially offset by a favorable impact of the devalued naira in our Africa region. During the Current Period, we benefited from the devaluation of the naira as a majority of our revenue in our Africa region is contracted at fixed U.S. dollar values, despite being billed in a mix of U.S. dollar and naira, while the expenses incurred in this region are more evenly split between U.S. dollars and naira, resulting in a significant net expense exposure to the naira that translates into higher U.S. dollar earnings for reporting purposes. This is contrary to our position in our Europe Caspian region, where a majority of our revenue is contracted in British pound sterling with our expense being more evenly split between U.S. dollars and British pound sterling, resulting in a significant net revenue exposure to the British pound sterling that translates into lower U.S. dollar earnings for reporting purposes. Partially offsetting these unfavorable impacts was a $4.2 million favorable impact from transaction gains (losses) in the Current Period compared to the Comparable Period. Additionally, results for the Current Period were impacted by a $0.4 million decrease in unfavorable foreign currency exchange rate impact from our investment in Líder in Brazil.

Direct costs decreased 0.2%, or $0.9 million, year-over-year primarily due to the benefit of organizational restructuring efforts reflected in a $14.3 million decrease in salaries and benefits due to lower headcount across all regions, partially offset by an $11.8 million increase in rent expense.
Reimbursable expense increased 6.8%, or $1.8 million, primarily due to new contracts in Norway.
Depreciation and amortization expense decreased 1.3%, or $0.8 million, to $62.4 million for the Current Period from $63.3 million for the Comparable Period. The decrease in depreciation and amortization expense is primarily due to accelerated depreciation of $8.2 million recorded in the Comparable Period as a result of fleet changes for older aircraft, partially offset by additional new aircraft and information technology costs being capitalized and depreciated in the Current Period.
General and administrative expense decreased 8.2%, or $8.5 million, in the Current Period, as compared to the Comparable Period primarily due to a decrease in compensation expense of $6.0 million primarily related to lower salaries and benefits due to a reduction in headcount across all regions and a decrease in professional fees of $2.9 million.
Loss on impairment for the Current Period includes a $1.2 million impairment charge on inventory used on our training fleet. Loss on impairment for the Comparable Period includes $7.6 million of inventory impairments.
Loss on disposal of assets decreased $4.4 million, to a loss of $7.8 million for the Current Period from a loss of $12.2 million for the Comparable Period. The loss on disposal of assets in the Current Period included impairment charges totaling $9.7 million related to assets held for sale (including $6.5 million impairment related to the Bristow Academy disposal group), partially offset by a gain of $1.9 million from the sale or disposal of aircraft and other equipment. During the Comparable Period, the loss on disposal of assets included impairment charges totaling $11.2 million related to assets held for sale and a loss of $1.0 million related to the sale of aircraft and other equipment.
Earnings from unconsolidated affiliates, net of losses, decreased $2.6 million to earnings of $1.4 million for the Current Period from earnings of $4.0 million in the Comparable Period. The decrease in earnings from unconsolidated affiliates, net of losses, primarily resulted from a decrease in earnings from our investment in Líder in Brazil to $3.0 million in the Current Period from $5.5 million in earnings in the Comparable Period primarily due to a decrease in activity. Our earnings from Líder in the Current Period were also impacted by less of an unfavorable impact of foreign currency exchange rate changes of $0.4 million.
Interest expense, net, increased 54.7%, or $12.2 million, year-over-year primarily due to an increase in interest resulting from an increase in borrowings and a decrease in capitalized interest resulting from lower average construction in progress. Additionally, during the Current Period we wrote-off $0.6 million of deferred financing fees related to early extinguishment of debt.
For further details on income tax expense, see “— Region Operating Results — Taxes” included elsewhere in this Quarterly Report.

As discussed above, our results for the Current Period were impacted by a number of special items. During the Comparable Period, special items that impacted our results included organizational restructuring costs, accelerated depreciation expense, impairment of inventories and tax valuation allowances. The items noted in the Current Period and Comparable Period have been identified as special items as they are not considered by management to be part of our ongoing operations when assessing and measuring the operational and financial performance of the organization. The impact of these items on our adjusted EBITDA, adjusted net income and adjusted diluted earnings per share is as follows:

	Six Months Ended September 30, 2017
	Adjusted EBITDA	Adjusted Net Loss	Adjusted Diluted Loss Per Share

	(In thousands, except per share amounts)
Organizational restructuring costs	$(12,350)	$(8,838)	$(0.25)
Tax items	—	(18,107)	(0.51)
Inventory impairment	(1,192)	(775)	(0.02)
Total special items	$(13,542)	$(27,720)	(0.79)

	Six Months Ended September 30, 2016
	Adjusted EBITDA	Adjusted Net Loss	Adjusted Diluted Loss Per Share

	(In thousands, except per share amounts)
Organizational restructuring costs	$(17,252)	$(11,588)	$(0.33)
Additional depreciation expense resulting from fleet changes	—	(5,361)	(0.15)
Inventory impairment	(7,572)	(5,344)	(0.15)
Tax valuation allowances	—	(15,656)	(0.45)
Total special items	$(24,824)	$(37,949)	(1.08)

Region Operating Results
The following tables set forth certain operating information for the regions comprising our industrial aviation services segment. Intercompany lease revenue and expense are eliminated from our segment reporting, and depreciation expense of aircraft is presented in the region that operates the aircraft.
Set forth below is a discussion of the operations of our regions. Our consolidated results are discussed under “Results of Operations” above.
Europe Caspian

	Three Months Ended September 30,		Six Months Ended September 30,		Favorable (Unfavorable)

	2017	2016	2017	2016	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Operating revenue	$196,595	$186,098	$381,073	$375,226	$10,497	5.6%	$5,847	1.6%
Operating income	$9,891	$5,741	$14,298	$18,771	$4,150	72.3%	$(4,473)	(23.8)%
Operating margin	5.0%	3.1%	3.8%	5.0%	1.9%	61.3%	(1.2)%	(24.0)%
Adjusted EBITDA	$23,950	$16,551	$40,102	$34,150	$7,399	44.7%	$5,952	17.4%
Adjusted EBITDA margin	12.2%	8.9%	10.5%	9.1%	3.3%	37.1%	1.4%	15.4%
Rent expense	$36,851	$33,604	$73,304	$65,892	$(3,247)	(9.7)%	$(7,412)	(11.2)%
The Europe Caspian region comprises all of our operations and affiliates in Europe, including oil and gas operations in the U.K. and Norway, Eastern Airways fixed wing operations and public sector SAR operations in the U.K. and our operations in Turkmenistan.
Current Quarter Compared to Comparable Quarter
The increase in operating revenue in the Current Quarter resulted primarily from an increase of $12.9 million in Norway primarily due to an increase in activity and short-term contracts and an increase of $5.0 million from the start-up of U.K. SAR bases compared to the Comparable Quarter. Partially offsetting these increases was a decrease in U.K. oil and gas revenue of $8.1 million. Eastern Airways contributed $30.5 million and $29.8 million in operating revenue and $0.2 million and $0.3 million in adjusted EBITDA for the Current Quarter and Comparable Quarter, respectively.
Operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin increased in the Current Quarter primarily due to the year-over-year increase in operating revenue, as well as ongoing cost reduction initiatives and less of a negative impact from foreign currency exchange rate changes. These benefits were partially offset by increased rent expense year-over-year.
A substantial portion of our operations in the Europe Caspian region are contracted in the British pound sterling, which depreciated significantly against the U.S. dollar at the end of the Comparable Quarter as a result of Brexit. We recorded a foreign exchange gain of $1.9 million in the Current Quarter and a foreign exchange loss of $1.3 million in the Comparable Quarter from the revaluation of assets and liabilities on British pound sterling functional currency entities as of September 30, 2017 and 2016, respectively, which is recorded in other income (expense), net and included in adjusted EBITDA. Net of the translation and revaluation impacts, adjusted EBITDA was negatively impacted by $0.9 million and $4.7 million resulting from the change in exchange rates during the Current Quarter and Comparable Quarter, respectively. A further weakening or strengthening of the British pound sterling could result in additional foreign exchange volatility in future quarters.
Current Period Compared to Comparable Period
The increase in operating revenue in the Current Period resulted primarily from an increase of $18.9 million in Norway primarily due to an increase in activity and short-term contracts and an increase of $14.3 million from the start-up of U.K. SAR bases compared to the Comparable Period. Partially offsetting these increases was a decrease in U.K. oil and gas revenue of $8.5 million as a result of the industry downturn and the unfavorable impact of foreign currency exchange rates during the Current Period of $16.6 million. Eastern Airways contributed $58.4 million and $60.7 million in operating revenue and $0.4 million and $1.8 million in adjusted EBITDA for the Current Period and Comparable Period, respectively.

Operating income and operating margin decreased in the Current Period as a result of increased salaries expense related to severance payments and an increase in rent expense. Adjusted EBITDA and adjusted EBITDA margin increased in the Current Quarter primarily due to less of an impact from changes in foreign currency exchange rates and from cost reduction activities, in addition to the increase in operating revenue. These benefits were only partially offset by the increase in rent expense in the Current Period.
A substantial portion of our operations in the Europe Caspian region are contracted in the British pound sterling, which depreciated significantly against the U.S. dollar at the end of the Comparable Period as a result of Brexit. We recorded a foreign exchange gain of $1.4 million in the Current Period and foreign exchange loss of $8.0 million in the Comparable Period from the revaluation of assets and liabilities on British pound sterling functional currency entities as of September 30, 2017 and 2016, respectively, which is recorded in other income (expense), net and included in adjusted EBITDA. Net of the translation and revaluation impacts, adjusted EBITDA was positively impacted by $1.5 million and $13.4 million resulting from the change in exchange rates during the Current Period and Comparable Period, respectively. A further weakening or strengthening of the British pound sterling could result in additional foreign exchange volatility in future quarters.
Africa

	Three Months Ended September 30,		Six Months Ended September 30,		Favorable (Unfavorable)
	2017	2016	2017	2016	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Operating revenue	$48,627	$50,344	$98,608	$103,468	$(1,717)	(3.4)%	$(4,860)	(4.7)%
Operating income	$7,835	$7,942	$17,883	$9,513	$(107)	(1.3)%	$8,370	88.0%
Operating margin	16.1%	15.8%	18.1%	9.2%	0.3%	1.9%	8.9%	96.7%
Adjusted EBITDA	$12,617	$15,566	$26,000	$22,338	$(2,949)	(18.9)%	$3,662	16.4%
Adjusted EBITDA margin	25.9%	30.9%	26.4%	21.6%	(5.0)%	(16.2)%	4.8%	22.2%
Rent expense	$2,176	$2,066	$4,376	$4,334	$(110)	(5.3)%	$(42)	(1.0)%
_____________
 * percentage change too large to be meaningful or not applicable.
The Africa region comprises all our operations and affiliates on the African continent, including Nigeria and Egypt.
Current Quarter Compared to Comparable Quarter
Operating revenue for Africa decreased in the Current Quarter due to an overall decrease in activity resulting from the downturn of the oil and gas industry compared to the Comparable Quarter. Activity declined with certain clients and certain contracts ended, reducing revenue by $4.1 million, which was only partially offset by an increase in activity with other clients increasing revenue by $1.5 million. Additionally, fixed wing services in Africa generated $1.6 million and $0.7 million of operating revenue for the Current Quarter and Comparable Quarter, respectively.
Operating income, adjusted EBITDA and adjusted EBITDA margin decreased in the Current Quarter primarily due to the decrease in revenue discussed above, partially offset by a decline in direct costs (including a $4.5 million decrease in salaries and benefits). During the Current and Comparable Quarters, we recorded $0.2 million and $4.1 million, respectively, in severance expense resulting from voluntary and involuntary separation programs as part of our organizational restructuring, which is excluded from adjusted EBITDA and adjusted EBITDA margin. The year-over-year devaluation of the Nigerian naira also benefited our results by $1.5 million compared to the Comparable Quarter as expenses denominated in naira translated into less U.S. dollars for reporting purposes.
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

Current Period Compared to Comparable Period
Operating revenue for Africa decreased in the Current Period due to an overall decrease in activity resulting from the downturn of the oil and gas industry compared to the Comparable Period. Activity declined with certain clients and certain contracts ended, reducing revenue by $10.1 million, which was only partially offset by an increase in activity with other clients increasing revenue by $3.1million. Additionally, fixed wing services in Africa generated $3.5 million and $1.2 million of operating revenue for the Current Period and Comparable Period, respectively.
Operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin increased in the Current Period primarily due to a decline in direct costs (including an $8.8 million decrease in salaries and benefits and a $3.2 million decrease in freight costs), partially offset by the decrease in revenue discussed above. Additionally, operating income and operating margin improved in the Current Period due to lower depreciation expense. During the Comparable Period, we recorded $3.9 million of accelerated depreciation expense related to aircraft where management made the decision to exit these model types earlier than originally anticipated. The year-over-year devaluation of the Nigerian naira also benefited our results by $3.6 million compared to the Comparable Period as expenses denominated in naira translated into less U.S. dollars for reporting purposes.
Additionally, during the Current and Comparable Periods, we recorded $0.2 million and $4.1 million, respectively, in severance expense resulting from voluntary and involuntary separation programs as part of our restructuring efforts, which is excluded from adjusted EBITDA and adjusted EBITDA margin.
Americas

	Three Months Ended September 30,		Six Months Ended September 30,		Favorable (Unfavorable)
	2017	2016	2017	2016	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Operating revenue	$60,756	$56,800	$118,539	$115,554	$3,956	7.0%	$2,985	2.6%
Earnings from unconsolidated affiliates, net of losses	$2,150	$260	$1,615	$4,123	$1,890	*	$(2,508)	(60.8)%
Operating income	$7,483	$2,643	$6,227	$3,564	$4,840	183.1%	$2,663	74.7%
Operating margin	12.3%	4.7%	5.3%	3.1%	7.6%	161.7%	2.2%	71.0%
Adjusted EBITDA	$14,565	$10,242	$20,741	$24,278	$4,323	42.2%	$(3,537)	(14.6)%
Adjusted EBITDA margin	24.0%	18.0%	17.5%	21.0%	6.0%	33.3%	(3.5)%	(16.7)%
Rent expense	$5,191	$5,058	$12,185	$10,620	$(133)	(2.6)%	$(1,565)	(14.7)%
_____________
 * percentage change too large to be meaningful or not applicable.
The Americas region comprises all our operations and affiliates in North America and South America, including Brazil, Canada, Guyana, Trinidad and the U.S. Gulf of Mexico.
Current Quarter Compared to Comparable Quarter
Operating revenue increased in the Current Quarter primarily due to an increase in activity from our U.S. Gulf of Mexico oil and gas operations which increased operating revenue by $2.1 million, $2.2 million in additional revenue from the search and rescue consortium in the U.S. Gulf of Mexico and $0.8 million in additional revenue in Canada, partially offset by a decrease of operating revenue of $1.5 million from Brazil due to no aircraft being leased to Líder in the Current Quarter.
Earnings from unconsolidated affiliates, net of losses, increased $1.9 million primarily due to an increase in earnings from our investment in Líder in Brazil related to a favorable change in exchange rates which increased our earnings from our investment in Líder by $0.3 million in the Current Quarter and decreased our earnings from our investment in Líder by $1.3 million in the Comparable Quarter. See further discussion about our investment in Líder and the Brazil market in “— Executive Overview — Market Outlook” included elsewhere in this Quarterly Report.
The increases in operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin were driven by the increase in revenue discussed above and increase in earnings from unconsolidated affiliates.

Current Period Compared to Comparable Period
Operating revenue increased in the Current Period primarily due to $4.5 million in additional revenue for the search and rescue consortium in the U.S. Gulf of Mexico and $2.0 million in additional revenue in Canada, partially offset by a decrease of $2.4 million of operating revenue in Trinidad and a decrease of $2.1 million of operating revenue in Brazil due to no aircraft being leased to Líder in the Current Period.
Earnings from unconsolidated affiliates, net of losses, decreased $2.5 million in the Current Period primarily due to a decrease in earnings from our investment in Líder in Brazil resulting from a decrease in activity, partially offset by less of an unfavorable impact of foreign currency exchange rates. Operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin were negatively impacted by unfavorable foreign currency exchange rate changes which decreased our earnings from our investment in Líder by $0.9 million in the Current Period and $1.3 million in the Comparable Period. See further discussion about our investment in Líder and the Brazil market in “— Executive Overview — Market Outlook” included elsewhere in this Quarterly Report.
The increases in operating income and operating margin and resulted primarily from the increase in revenue discussed above and decrease in depreciation expense of $4.6 million, partially offset by a decrease in earnings from unconsolidated affiliates and an increase in rent expense of $1.6 million. During the Comparable Period, we recorded accelerated depreciation expense on aircraft exiting our fleet of $3.9 million. Additionally, we recorded severance expense related to organizational restructuring efforts of $0.3 million and $1.1 million for the Current Period and Comparable Period, respectively. Depreciation and amortization, including accelerated depreciation, and severance expense recorded during the Current Period and Comparable Period, were excluded from adjusted EBITDA and adjusted EBITDA margin. The decrease in adjusted EBITDA and adjusted EBITDA margin is primarily due to the decrease in earnings from unconsolidated affiliates and increase in rent expense, partially offset by the increase in revenue.
Asia Pacific

	Three Months Ended September 30,		Six Months Ended September 30,		Favorable (Unfavorable)
	2017	2016	2017	2016	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Operating revenue	$53,990	$50,820	$103,117	$106,052	$3,170	6.2%	$(2,935)	(2.8)%
Operating income	$(5,903)	$(9,575)	$(18,433)	$(15,468)	$3,672	38.3%	$(2,965)	(19.2)%
Operating margin	(10.9)%	(18.8)%	(17.9)%	(14.6)%	7.9%	42.0%	(3.3)%	(22.6)%
Adjusted EBITDA	$1,425	$(2,363)	$(4,295)	$(5,486)	$3,788	160.3%	$1,191	21.7%
Adjusted EBITDA margin	2.6%	(4.6)%	(4.2)%	(5.2)%	7.2%	156.5%	1.0%	19.2%
Rent expense	$10,595	$9,272	$21,549	$18,556	$(1,323)	(14.3)%	$(2,993)	(16.1)%
The Asia Pacific region comprises all our operations and affiliates in Australia and Southeast Asia, including Malaysia, Sakhalin, and our fixed wing operations through Airnorth in Australia.
Current Quarter Compared to Comparable Quarter
Operating revenue increased in the Current Quarter primarily due to an increase of $3.1 million from our fixed-wing operations. Airnorth contributed $24.6 million and $21.5 million in operating revenue and $5.6 million and $3.2 million in adjusted EBITDA for the Current Quarter and Comparable Quarter, respectively.
Operating income, operating margin, adjusted EBTIDA and adjusted EBITDA margin increased in the Current Quarter primarily due to the increase in revenue discussed above and decreased maintenance expense.
During the Current Quarter and Comparable Quarter, we recorded $1.4 million and $1.8 million in severance expense related to organizational restructuring efforts, respectively. The severance expense is not included in adjusted EBITDA or adjusted EBITDA margin for the Current Quarter and Comparable Quarter.

Current Period Compared to Comparable Period
Operating revenue decreased in the Current Period by $9.9 million due to the end of short-term contracts in Australia, partially offset by an increase of $4.4 million from our fixed-wing operations and an increase of $2.6 million in Russia. Airnorth contributed $45.6 million and $41.2 million in operating revenue and $6.4 million and $6.6 million in adjusted EBITDA for the Current Period and Comparable Period, respectively.
Operating income and operating margin decreased in the Current Period primarily due to reduced revenue discussed above, an increase in rent expense of $3.0 million and increased depreciation and amortization expense of $2.3 million, which was only partially offset by a decrease in salaries and benefits of $2.4 million due to organizational restructuring efforts.
During both the Current Period and Comparable Period, we recorded $2.2 million in severance expense related to organizational restructuring efforts. The severance expense is not included in adjusted EBITDA or adjusted EBITDA margin for the Current Period and Comparable Period. Adjusted EBITDA and adjusted EBITDA margin increased primarily due to the decrease in salaries and benefits as a result of organizational restructuring efforts.
Corporate and Other

	Three Months Ended September 30,		Six Months Ended September 30,		Favorable (Unfavorable)
	2017	2016	2017	2016	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Operating revenue	$1,457	$2,641	$3,169	$5,818	$(1,184)	(44.8)%	$(2,649)	(45.5)%
Operating loss	$(23,697)	$(31,447)	$(49,654)	$(57,294)	$7,750	24.6%	$7,640	13.3%
Adjusted EBITDA	$(20,179)	$(14,597)	$(34,967)	$(30,801)	$(5,582)	(38.2)%	$(4,166)	(13.5)%
Rent expense	$2,411	$1,955	$4,485	$3,836	$(456)	(23.3)%	$(649)	(16.9)%
Corporate and other includes our Bristow Academy operations, supply chain management and corporate costs that have not been allocated out to other regions.
Current Quarter Compared to Comparable Quarter
Operating revenue decreased in the Current Quarter primarily due to a decrease in third-party part sales of $1.0 million and a decline in Bristow Academy revenue of $0.2 million.
Operating loss was lower for the Current Quarter as a result of reduced organizational restructuring costs and the inclusion of $7.6 million of inventory impairment charges in the Comparable Quarter. Adjusted EBITDA decreased primarily due to foreign currency transaction losses of $1.2 million recorded in the Current Quarter versus foreign currency transaction gains of $2.8 million for the Comparable Quarter.
During the Current and Comparable Quarters, we recorded $1.1 million and $3.8 million related to organizational restructuring costs, respectively, which along with the $7.6 million of inventory impairment charges in the Comparable Quarter, are excluded from adjusted EBITDA.
Current Period Compared to Comparable Period
Operating revenue decreased in the Current Period primarily due to a decrease in third-party part sales of $1.4 million and Bristow Academy revenue of $1.3 million.
Operating loss for the Current and Comparable Periods were most significantly impacted by $1.2 million and $7.6 million, respectively, of inventory impairment charges in addition to a decline in revenue, partially offset by a reduction in general and administrative expenses. Adjusted EBITDA decreased primarily due to foreign currency transaction losses of $3.0 million for the Current Period versus foreign currency transaction gains of $4.7 million for the Comparable Period. Also impacting adjusted EBITDA in the Current Period was a decline in revenue discussed above, partially offset by overall cost reduction activities that decreased general and administrative expenses.

During the Current and Comparable Periods, we recorded $9.4 million and $8.9 million related to organizational restructuring costs, respectively, which along with the $1.2 million and $7.6 million of inventory impairment charges in the Current and Comparable Period, respectively, are excluded from adjusted EBITDA.
Interest Expense, Net

	Three Months Ended September 30,		Six Months Ended September 30,		Favorable (Unfavorable)
	2017	2016	2017	2016	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Interest income	$154	$235	$368	$469	$(81)	(34.5)%	$(101)	(21.5)%
Interest expense	(17,728)	(12,700)	(33,867)	(25,019)	(5,028)	(39.6)%	(8,848)	(35.4)%
Amortization of debt discount	(78)	(962)	(101)	(989)	884	91.9%	888	89.8%
Amortization of debt fees	(1,793)	(1,146)	(2,940)	(2,487)	(647)	(56.5)%	(453)	(18.2)%
Capitalized interest	882	3,105	1,956	5,672	(2,223)	(71.6)%	(3,716)	(65.5)%
Interest expense, net	$(18,563)	$(11,468)	$(34,584)	$(22,354)	$(7,095)	(61.9)%	$(12,230)	(54.7)%
Interest expense, net increased in the Current Quarter compared to the Comparable Quarter and Current Period compared to the Comparable Period primarily due to an increase in borrowings and lower capitalized interest resulting from lower average construction in progress. Additionally, during the Current Quarter and Current Period we wrote-off $0.6 million of deferred financing fees related to early extinguishment of debt.
Other Income (Expense), Net

	Three Months Ended September 30,		Six Months Ended September 30,		Favorable (Unfavorable)
	2017	2016	2017	2016	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Foreign currency gains (losses) by region:
Europe Caspian	$1,851	$(1,272)	$1,445	$(8,003)	$3,123	245.5%	$9,448	118.1%
Africa	1,031	171	1,162	(143)	860	*	1,305	*
Americas	(12)	195	195	957	(207)	(106.2)%	(762)	(79.6)%
Asia Pacific	827	999	1,065	(953)	(172)	(17.2)%	2,018	211.8%
Corporate and other	(1,173)	2,763	(3,021)	4,741	(3,936)	(142.5)%	(7,762)	(163.7)%
Foreign currency gains (losses)	2,524	2,856	846	(3,401)	(332)	(11.6)%	4,247	124.9%
Other	34	147	67	215	(113)	(76.9)%	(148)	(68.8)%
Other income (expense), net	$2,558	$3,003	$913	$(3,186)	$(445)	(14.8)%	$4,099	128.7%
_____________
 * percentage change too large to be meaningful or not applicable.
Other income (expense), net for the Current and Comparable Quarters and Current and Comparable Periods were most significantly impacted by foreign currency gains (losses). The foreign currency gains (losses) within other income (expense), net are reflected within the results (below operating income) of the regions shown in the table above.

Taxes

	Three Months Ended September 30,		Six Months Ended September 30,		Favorable (Unfavorable)
	2017	2016	2017	2016	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Effective tax rate	(8.6)%	14.8%	(22.4)%	9.5%	23.4%	158.1%	31.9%	335.8%
Net foreign tax on non-U.S. earnings	$5,009	$485	$5,180	$715	$(4,524)	*	$(4,465)	*
Expense of foreign earnings indefinitely reinvested abroad	$(19,246)	$2,475	$(13,995)	$4,145	$21,721	*	$18,140	*
Expense (benefit) from change in tax contingency	$4,678	$40	$4,694	$(370)	$(4,638)	*	$(5,064)	*
Impact of stock based compensation	$591	$—	$2,236	$—	$(591)	*	$(2,236)	*
Foreign statutory rate reduction	$—	$(730)	$—	$(1,234)	$(730)	*	$(1,234)	*
Deduction for foreign taxes	$(406)	$(698)	$(1,144)	$(1,202)	$(292)	(41.8)%	$(58)	(4.8)%
Change in valuation allowance	$151	$2,485	$11,317	$15,656	$2,334	93.9%	$4,339	27.7%
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
The relationship between our provision for or benefit from income taxes and our pre-tax book income can vary significantly from period to period considering, among other factors, (a) the overall level of pre-tax book income, (b) changes in the blend of income that is taxed based on gross revenues or at high effective tax rates versus pre-tax book income or at low effective tax rates and (c) our geographical blend of pre-tax book income. Consequently, our income tax expense does not change proportionally with our pre-tax book income. Significant decreases in our pre-tax book income typically result in higher effective tax rates, while significant increases in pre-tax book income can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above. The increase in our effective tax rate excluding discrete items for the Current Quarter compared to the Comparable Quarter primarily related to an increase in the blend of earnings taxed in relatively high taxed jurisdictions versus low taxed jurisdictions. Additionally, during the Current and Comparable Quarters, we increased our valuation allowance by $0.2 million and $2.5 million, respectively, which also increased our effective tax rate. During the Current and Comparable Periods, we increased our valuation allowance by $11.3 million and $15.7 million, respectively.
Valuation allowances represent the reduction of our deferred tax assets. We evaluate our deferred tax assets quarterly which requires significant management judgment to determine the recoverability of these deferred tax assets by assessing whether it is more likely than not that some or all of the deferred tax asset will be realized before expiration. After considering all available positive and negative evidence using a “more likely than not” standard, we believe it is appropriate to value against deferred tax assets related to foreign tax credits and certain foreign net operating losses. As a result, for the Current and Comparable Quarters, we recorded a valuation allowance of $0.2 million and $2.5 million against net operating losses in certain foreign jurisdictions. For the Current and Comparable Periods, we recorded a valuation allowance of $7.6 million and $11.0 million, respectively, against foreign tax credits and $3.7 million and $4.7 million, respectively, against net operating losses in certain foreign jurisdictions. These valuation allowances recorded in the Current Quarter and Current Period combined with the impact of ongoing valuation allowances on our overall effective tax rate for fiscal year 2018 resulted in additional non-cash tax expense of $2.5 million in the Current Quarter and $16.3 million in the Current Period. Additionally, we recorded a one-time non-cash tax effect from repositioning of certain aircraft from one tax jurisdiction to another related to recent financing transactions resulting in additional tax expense of $0.7 million in the Current Quarter and $1.8 million in the Current Period.

Liquidity and Capital Resources
Cash Flows
Operating Activities
Net cash flows used by operating activities were $35.3 million and $28.8 million during the Current Period and Comparable Period, respectively. The decrease in net cash flows from operating activities in the Current Period resulted from a combination of an increased net loss and lower cash flow from working capital changes. Changes in non-cash working capital used $27.0 million and generated $38.8 million in cash flows from operating activities for the Current Period and Comparable Period, respectively. This increased cash use primarily resulted from the timing of receivable collections and payment of accounts payable.
Investing Activities
Cash flows provided by investing activities were $17.9 million during the Current Period and cash flows used by investing activities was $90.0 million during the Comparable Period. Cash was used primarily for capital expenditures as follows:

	Six Months Ended September 30,
	2017	2016
Number of aircraft delivered:
Medium	5	5
SAR aircraft	—	1
Total aircraft	5	6
Capital expenditures (in thousands):
Aircraft and equipment	$16,489	$95,574
Land and building	7,828	6,292
Total capital expenditures	$24,317	$101,866
In addition to these capital expenditures, investing cash flows were impacted by aircraft sales. During the Current Period, we received proceeds of $42.2 million primarily from the sale or disposal of six aircraft and certain other equipment. During the Comparable Period, we received $11.8 million in proceeds from the sale or disposal of six aircraft and certain other equipment.
Financing Activities
Cash flows provided by financing activities were $10.2 million and $56.4 million during the Current Period and Comparable Period, respectively. During the Current Period, we received $107.8 million from borrowings on our Revolving Credit Facility and $230 million from borrowings on our PK Air Debt. During the Current Period, we used cash to repay debt of $318.1 million (including $157.8 million related to our Revolving Credit Facility and $160.3 million related to other principal payments on debt) and pay dividends of $2.5 million on our Common Stock. During the Comparable Period, we received $191.5 million from borrowings on our Revolving Credit Facility. During the Comparable Period, we used cash to repay debt of $121.0 million, pay contingent consideration of $10.0 million and pay dividends of $4.9 million on our Common Stock.

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

The following table summarizes our significant contractual obligations and other commercial commitments on an undiscounted basis as of September 30, 2017 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings as of September 30, 2017. Additional details regarding these obligations are provided in Notes 5, 6, 7, and 9 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2017 Annual Report and in Notes 3, 4, 5 and 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Payments Due by Period
		Six Months Ending March 31, 2018	Fiscal Year Ending March 31,
	Total		2019— 2020	2021— 2022	2023 and beyond
	(In thousands)
Contractual obligations:
Long-term debt and short-term borrowings:
Principal (1)	$1,329,461	$69,597	$324,267	$229,985	$705,612
Interest (2)	298,216	34,944	121,050	100,104	42,118
Aircraft operating leases (3)	442,441	85,561	268,316	74,869	13,695
Other operating leases (4)	73,435	6,152	19,040	14,698	33,545
Pension obligations (5)	57,683	7,113	30,563	20,007	—
Aircraft purchase obligations (6)(7)(8)	446,919	65,186	174,450	155,696	51,587
Other purchase obligations (9)	41,111	40,286	825	—	—
Total contractual cash obligations	$2,689,266	$308,839	$938,511	$595,359	$846,557
Other commercial commitments:
Letters of credit	$20,962	$20,962	$—	$—	$—
Contingent consideration (10)	3,139	—	3,139	—	—
Total commercial commitments	$24,101	$20,962	$3,139	$—	$—
_____________

(1)	Excludes unamortized discount of $0.1 million on the Term Loan and unamortized debt issuance costs of $17.3 million.

(2)	Interest payments for variable interest debt are based on interest rates as of September 30, 2017.

(3)	Represents separate operating leases for aircraft.

(4)	Represents minimum rental payments required under non-aircraft operating leases that have initial or remaining non-cancelable lease terms in excess of one year.

(5)
Represents expected funding for defined benefit pension plans in future periods. These amounts are undiscounted and are based on the expectation that the U.K. pension plan will be fully funded in approximately five years. As of September 30, 2017, we had recorded on our balance sheet a $57.9 million pension liability associated with these obligations. The timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustees.

(6)
In October and November 2017, through discussions with helicopter manufacturers we: (i) reached an agreement to defer payments of approximately $130 million in capital expenditures out of fiscal years 2019 and 2020 and into future periods and (ii) have a non-binding letter of understanding to defer payment of approximately $62 million in capital expenditures out of fiscal year 2018 and into future periods. These agreements are not reflected in the table above. For further details on our aircraft purchase obligations, see Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

(7)	Includes $4.4 million for final payments for aircraft delivered during fiscal year 2017 that is included in accounts payable as of September 30, 2017.

(8)	Includes $86.0 million for five aircraft orders that can be cancelled prior to delivery dates. As of September 30, 2017, we made non-refundable deposits of $4.5 million related to these aircraft.

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

(10)
Includes $3.1 million related to Airnorth as of September 30, 2017. The Airnorth purchase agreement includes a potential earn-out of A$17 million ($13.0 million) to be paid over four years. During fiscal year 2016, a portion of the first year earn-out payment of A$2 million ($1.5 million) was paid as Airnorth achieved agreed performance targets. The remaining Airnorth earn-out, which is contingent upon both the achievement of agreed performance targets and the continued employment of the selling shareholders, will be included as general and administrative expense in our condensed consolidated statements of operations as earned. The earn-out for Airnorth is remeasured to fair value at each reporting date until the contingency is resolved and any changes in estimated fair value are recorded as accretion expense included in interest expense on our condensed consolidated statements of operations.

Capital Commitments and Other Uses of Cash
We have commitments and options to make capital expenditures over the next five fiscal years to purchase additional aircraft, including aircraft associated with the commitments reflected in the table above. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order are expected to provide incremental fleet capacity in terms of revenue, operating margin and adjusted EBITDA margin. See Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for a detail of the number of aircraft under commitments and options expected to be delivered in the current and subsequent seven fiscal years by aircraft size along with the related expenditures, and for a rollforward of aircraft commitments and options through September 30, 2017.
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
We expect that our cash on deposit as of November 3, 2017 of approximately $88.2 million, proceeds from aircraft sales and available borrowing capacity under our Revolving Credit Facility ($253.5 million as of November 3, 2017), as well as any future financings (which may include additional equipment financings and capital market transactions), will be sufficient to satisfy our operating needs, existing capital commitments and other contractual cash obligations, including our debt obligations. However, we may need to pursue financings or capital market transactions, complete aircraft sales or defer capital expenditures in order to have sufficient liquidity to satisfy existing capital commitments and other contractual obligations, including debt obligations due in April 2019. The available borrowing capacity under our Revolving Credit Facility was $292.0 million as of September 30, 2017. While we plan to continue to be disciplined concerning future capital commitments, we also intend to continue managing our capital structure and liquidity position with external financings, as needed. Our strategy will involve funding our short-term liquidity requirements with borrowings under our Revolving Credit Facility and funding our long-term capital needs with operating leases, bank debt, private and public debt and equity offerings.

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
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision of and with the participation of our management, including Jonathan E. Baliff, our Chief Executive Officer (“CEO”), and L. Don Miller, our Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2017. Based on that evaluation, our CEO and CFO concluded that such disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management as appropriate to allow for timely decisions regarding required disclosure under the Exchange Act.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 1A. Risk Factors.
Except as discussed below, there have been no material changes during the three and six months ended September 30, 2017 in our “Risk Factors” as discussed in the fiscal year 2017 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities
Not applicable.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Exhibit

15.1*	Letter from KPMG LLP dated November 8, 2017, regarding unaudited interim information.

31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.

31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant

32.1**	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOW GROUP INC.

By:	/s/ L. Don Miller
L. Don Miller Senior Vice President and Chief Financial Officer

By:	/s/ Brian J. Allman
Brian J. Allman Vice President, Chief Accounting Officer
November 8, 2017

Index to Exhibits.

Exhibit Number	Description of Exhibit

15.1*	Letter from KPMG LLP dated November 8, 2017, regarding unaudited interim information.

31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.

31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant

32.1**	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.