Form 10-Q
period 2017-12-31
Bristow Group Inc
filed 2018-02-08
CIK 73887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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
☐ Yes ☑ No

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate the number shares outstanding of each of the issuer’s classes of Common Stock, as of February 2, 2018.
35,377,044 shares of Common Stock, $.01 par value

BRISTOW GROUP INC.
INDEX — FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements.
BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016

	(Unaudited) (In thousands, except per share amounts)
Gross revenue:
Operating revenue from non-affiliates	$328,944	$305,789	$991,655	$969,779
Operating revenue from affiliates	16,584	18,564	51,594	54,420
Reimbursable revenue from non-affiliates	15,207	13,090	43,271	40,109
	360,735	337,443	1,086,520	1,064,308
Operating expense:
Direct cost	271,864	260,343	842,128	831,516
Reimbursable expense	14,725	12,206	42,365	38,096
Depreciation and amortization	31,682	29,768	94,119	93,054
General and administrative	43,366	45,409	138,695	149,278
	361,637	347,726	1,117,307	1,111,944

Loss on impairment	—	(8,706)	(1,192)	(16,278)
Loss on disposal of assets	(4,591)	(874)	(12,418)	(13,077)
Earnings from unconsolidated affiliates, net of losses	1,996	766	3,394	4,777
Operating loss	(3,497)	(19,097)	(41,003)	(72,214)

Interest expense, net	(19,093)	(12,179)	(53,677)	(34,533)
Other income (expense), net	(766)	1,668	147	(1,518)
Loss before benefit for income taxes	(23,356)	(29,608)	(94,533)	(108,265)
Benefit (provision) for income taxes	13,419	3,560	(2,546)	11,038
Net loss	(9,937)	(26,048)	(97,079)	(97,227)
Net loss attributable to noncontrolling interests	1,664	4,121	2,322	4,731
Net loss attributable to Bristow Group	$(8,273)	$(21,927)	$(94,757)	$(92,496)

Loss per common share:
Basic	$(0.23)	$(0.62)	$(2.69)	$(2.64)
Diluted	$(0.23)	$(0.62)	$(2.69)	$(2.64)

Cash dividends declared per common share	$—	$0.07	$0.07	$0.21
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016

	(Unaudited) (In thousands)
Net loss	$(9,937)	$(26,048)	$(97,079)	$(97,227)
Other comprehensive loss:
Currency translation adjustments	(57)	(18,896)	20,394	(31,470)
Total comprehensive loss	(9,994)	(44,944)	(76,685)	(128,697)

Net loss attributable to noncontrolling interests	1,664	4,121	2,322	4,731
Currency translation adjustments attributable to noncontrolling interests	(17)	(687)	530	(5,652)
Total comprehensive (income) loss attributable to noncontrolling interests	1,647	3,434	2,852	(921)
Total comprehensive loss attributable to Bristow Group	$(8,347)	$(41,510)	$(73,833)	$(129,618)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	December 31, 2017	March 31, 2017
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$117,848	$96,656
Accounts receivable from non-affiliates	202,141	198,129
Accounts receivable from affiliates	12,638	8,786
Inventories	133,993	124,911
Assets held for sale	31,038	38,246
Prepaid expenses and other current assets	43,668	41,143
Total current assets	541,326	507,871
Investment in unconsolidated affiliates	211,115	210,162
Property and equipment – at cost:
Land and buildings	241,792	231,448
Aircraft and equipment	2,511,322	2,622,701
	2,753,114	2,854,149
Less – Accumulated depreciation and amortization	(673,930)	(599,785)
	2,079,184	2,254,364
Goodwill	20,299	19,798
Other assets	115,233	121,652
Total assets	$2,967,157	$3,113,847

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$87,428	$98,215
Accrued wages, benefits and related taxes	55,652	59,077
Income taxes payable	5,320	15,145
Other accrued taxes	6,095	9,611
Deferred revenue	17,922	19,911
Accrued maintenance and repairs	28,468	22,914
Accrued interest	6,292	12,909
Other accrued liabilities	72,292	46,679
Deferred taxes	—	830
Short-term borrowings and current maturities of long-term debt	93,136	131,063
Total current liabilities	372,605	416,354
Long-term debt, less current maturities	1,102,765	1,150,956
Accrued pension liabilities	54,291	61,647
Other liabilities and deferred credits	37,768	28,899
Deferred taxes	141,904	154,873
Commitments and contingencies (Note 5)
Redeemable noncontrolling interest	3,859	6,886
Stockholders’ investment:
Common stock, $.01 par value, authorized 90,000,000; outstanding: 35,375,380 as of December 31 and 35,213,991 as of March 31 (exclusive of 1,291,441 treasury shares)	381	379
Additional paid-in capital	844,825	809,995
Retained earnings	894,684	991,906
Accumulated other comprehensive loss	(307,353)	(328,277)
Treasury shares, at cost (2,756,419 shares)	(184,796)	(184,796)
Total Bristow Group stockholders’ investment	1,247,741	1,289,207
Noncontrolling interests	6,224	5,025
Total stockholders’ investment	1,253,965	1,294,232
Total liabilities, redeemable noncontrolling interest and stockholders’ investment	$2,967,157	$3,113,847
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended December 31,
	2017	2016

	(Unaudited) (In thousands)
Cash flows from operating activities:
Net loss	$(97,079)	$(97,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	94,119	93,054
Deferred income taxes	(14,665)	(20,991)
Write-off of deferred financing fees	1,138	—
Discount amortization on long-term debt	343	1,314
Loss on disposal of assets	12,418	13,077
Loss on impairment	1,192	16,278
Deferral of lease payments	2,423	—
Stock-based compensation	8,776	9,508
Equity in earnings from unconsolidated affiliates in excess of dividends received	(3,185)	(4,294)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(3,785)	15,787
Inventories	(4,618)	(2,912)
Prepaid expenses and other assets	10,250	(4,359)
Accounts payable	(14,540)	(7,395)
Accrued liabilities	(5,528)	(19,891)
Other liabilities and deferred credits	3,434	(6,047)
Net cash used in operating activities	(9,307)	(14,098)
Cash flows from investing activities:
Capital expenditures	(36,441)	(119,726)
Proceeds from asset dispositions	48,547	14,344
Proceeds from OEM cost recoveries	94,463	—
Deposits received on aircraft held for sale	—	290
Net cash provided by (used in) investing activities	106,569	(105,092)
Cash flows from financing activities:
Proceeds from borrowings	548,768	360,240
Debt issuance costs	(11,653)	(3,883)
Repayment of debt	(609,667)	(243,677)
Purchase of 4½% Convertible Senior Notes call option	(40,393)	—
Proceeds from issuance of warrants	30,259	—
Partial prepayment of put/call obligation	(36)	(38)
Dividends paid to noncontrolling interest	—	(2,533)
Payment of contingent consideration	—	(10,000)
Common stock dividends paid	(2,465)	(7,366)
Repurchases for tax withholdings on vesting of equity awards	(591)	(762)
Net cash provided by (used in) financing activities	(85,778)	91,981
Effect of exchange rate changes on cash and cash equivalents	9,708	(5,942)
Net increase (decrease) in cash and cash equivalents	21,192	(33,151)
Cash and cash equivalents at beginning of period	96,656	104,310
Cash and cash equivalents at end of period	$117,848	$71,159
Cash paid during the period for:
Interest	$69,896	$43,965
Income taxes	$20,440	$23,550
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interest
(Unaudited)
(In thousands, except share amounts)

		Total Bristow Group Stockholders’ Investment
	Redeemable Noncontrolling Interest	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Investment
March 31, 2017	$6,886	$379	35,213,991	$809,995	$991,906	$(328,277)	$(184,796)	$5,025	$1,294,232
Issuance of common stock	—	2	161,389	8,186	—	—	—	—	8,188
Equity component of 4½% Convertible Senior Notes issued	—	—	—	36,778	—	—	—	—	36,778
Purchase of 4½% Convertible Senior Notes call option	—	—	—	(40,393)	—	—	—	—	(40,393)
Proceeds from issuance of warrants	—	—	—	30,259	—	—	—	—	30,259
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	(36)	(36)
Common stock dividends ($0.07 per share)	—	—	—	—	(2,465)	—	—	—	(2,465)
Currency translation adjustments	489	—	—	—	—	—	—	41	41
Net loss	(3,516)	—	—	—	(94,757)	—	—	1,194	(93,563)
Other comprehensive income	—	—	—	—	—	20,924	—	—	20,924
December 31, 2017	$3,859	$381	35,375,380	$844,825	$894,684	$(307,353)	$(184,796)	$6,224	$1,253,965
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
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated balance sheet of the Company as of December 31, 2017, the consolidated statements of operations and comprehensive loss for the three and nine months ended December 31, 2017 and 2016, the consolidated cash flows for the nine months ended December 31, 2017 and 2016, and the consolidated statements of changes in equity and redeemable noncontrolling interest for the nine months ended December 31, 2017.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Foreign Currency
During the three and nine months ended December 31, 2017 and 2016, our primary foreign currency exposure was to the British pound sterling, the euro, the Australian dollar, the Norwegian kroner and the Nigerian naira. The value of these currencies has fluctuated relative to the U.S. dollar as indicated in the following table:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
One British pound sterling into U.S. dollars
High	1.35	1.30	1.36	1.48
Average	1.33	1.24	1.31	1.33
Low	1.31	1.21	1.24	1.21
At period-end	1.35	1.24	1.35	1.24
One euro into U.S. dollars
High	1.20	1.12	1.20	1.15
Average	1.18	1.08	1.15	1.11
Low	1.16	1.04	1.06	1.04
At period-end	1.20	1.05	1.20	1.05
One Australian dollar into U.S. dollars
High	0.79	0.77	0.81	0.78
Average	0.77	0.75	0.77	0.75
Low	0.75	0.72	0.74	0.72
At period-end	0.78	0.72	0.78	0.72
One Norwegian kroner into U.S. dollars
High	0.1269	0.1253	0.1294	0.1253
Average	0.1225	0.1193	0.1219	0.1202
Low	0.1193	0.1145	0.1152	0.1145
At period-end	0.1223	0.1162	0.1223	0.1162
One Nigerian naira into U.S. dollars
High	0.0028	0.0032	0.0033	0.0050
Average	0.0028	0.0032	0.0030	0.0037
Low	0.0028	0.0031	0.0027	0.0029
At period-end	0.0028	0.0032	0.0028	0.0032
_____________
Source: FactSet
Other income (expense), net, in our condensed consolidated statements of operations includes foreign currency transaction gains of $0.4 million and $1.6 million for the three months ended December 31, 2017 and 2016, respectively, and foreign currency transaction gains of $1.2 million and foreign currency transaction losses of $1.8 million for the nine months ended December 31, 2017 and 2016, respectively. Transaction gains and losses represent the revaluation of monetary assets and liabilities from the currency that will ultimately be settled into the functional currency of the legal entity holding the asset or liability. The most significant items revalued are denominated in U.S. dollars on entities with British pound sterling and Nigerian naira functional currencies and denominated in British pound sterling on entities with U.S. dollar functional currencies with transaction gains or losses primarily resulting from the strengthening or weakening of the U.S. dollar versus those other currencies.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Our earnings from unconsolidated affiliates, net of losses, are also affected by the impact of changes in foreign currency exchange rates on the reported results of our unconsolidated affiliates. During the three months ended December 31, 2017 and 2016, earnings from unconsolidated affiliates, net of losses, decreased by $0.8 million and $1.2 million, respectively, and during the nine months ended December 31, 2017 and 2016, earnings from unconsolidated affiliates, net of losses, decreased by $1.6 million and $2.5 million, respectively, as a result of the impact of changes in foreign currency exchange rates on the earnings of our unconsolidated affiliates, primarily the impact of changes in the Brazilian real to U.S. dollar exchange rate on earnings for our affiliate in Brazil. The value of the Brazilian real has fluctuated relative to the U.S. dollar as indicated in the following table:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
One Brazilian real into U.S. dollars
High	0.3198	0.3207	0.3244	0.3207
Average	0.3076	0.3032	0.3117	0.2988
Low	0.3004	0.2866	0.2995	0.2702
At period-end	0.3015	0.3073	0.3015	0.3073
_____________
Source: FactSet
We estimate that the fluctuation of currencies versus the same period in the prior fiscal year had the following effect on our financial condition and results of operations (in thousands):

	Three Months Ended December 31, 2017	Nine Months Ended December 31, 2017
Revenue	$10,826	$(4,850)
Operating expense	(9,028)	593
Earnings from unconsolidated affiliates, net of losses	484	908
Non-operating expense	(1,270)	2,977
Income before provision for income taxes	1,012	(372)
Provision for income taxes	1,057	2,933
Net income	2,069	2,561
Cumulative translation adjustment	(74)	20,924
Total stockholders’ investment	$1,995	$23,485
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
Prior to the sale of our 100% interest in Bristow Academy, Inc. (“Bristow Academy”) on November 1, 2017, Bristow Academy, our helicopter training unit, primarily earned revenue from military training, flight training provided to individual students and ground school courses. We recognized revenue from these sources using the same revenue recognition principles described above as services are provided.
Interest Expense, Net
During the three and nine months ended December 31, 2017 and 2016, interest expense, net consisted of the following (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Interest income	$144	$168	$512	$637
Interest expense	(19,237)	(12,347)	(54,189)	(35,170)
Interest expense, net	$(19,093)	$(12,179)	$(53,677)	$(34,533)
Accounts Receivable
As of December 31 and March 31, 2017, the allowance for doubtful accounts for non-affiliates was $3.8 million and $4.5 million, respectively. There were no allowances for doubtful accounts related to accounts receivable due from affiliates as of December 31 and March 31, 2017. The allowance for doubtful accounts for non-affiliates as of December 31, 2017 primarily relates to amounts due from clients in Nigeria for which we no longer believe collection is probable.
Inventories
As of December 31 and March 31, 2017, inventories were net of allowances of $22.1 million and $21.5 million, respectively. During the nine months ended December 31, 2017, as a result of changes in expected future utilization of aircraft within our training fleet we recorded a $1.2 million charge to impair inventory used on our training fleet, which is included in loss on impairment on our condensed consolidated statement of operations.
Prepaid Expenses and Other Current Assets
As of December 31 and March 31, 2017, prepaid expenses and other current assets included the short-term portion of contract acquisition and pre-operating costs totaling $10.7 million and $9.7 million, respectively, related to the SAR contracts in the U.K. and two client contracts in Norway, which are recoverable under the contracts and will be expensed over the terms of the contracts. For the three months ended December 31, 2017 and 2016, we expensed $2.8 million and $2.5 million, respectively, and for the nine months ended December 31, 2017 and 2016, we expensed $8.5 million and $8.2 million, respectively, related to these contracts.
Loss on Impairment
Loss on impairment included goodwill impairment charges of $8.7 million for the three and nine months ended December 31, 2016, and impairment charges for inventory of $1.2 million and $7.6 million for the nine months ended December 31, 2017 and December 31, 2016, respectively. The goodwill impairment charges related to Eastern Airways and resulted from an overall reduction in expected operating results due to the downturn in the oil and gas market driven by reduced crude oil prices (see discussion under “Goodwill” below). The inventory impairment for the nine months ended December 31, 2017 resulted from changes in expected future utilization of aircraft within our training fleet as discussed under “Inventories” above. The inventory impairment for the nine months ended December 31, 2016 resulted from a change in estimated consumption and the continued decline in the secondary market for certain inventory related to the decision to cease operating certain older model aircraft within our fleet in fiscal year 2018.

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
Goodwill of $20.3 million and $19.8 million as of December 31 and March 31, 2017, respectively, related to our Asia Pacific reporting unit was as follows (in thousands):

March 31, 2017	$19,798
Foreign currency translation	501
December 31, 2017	$20,299
Accumulated goodwill impairment of $50.9 million as of both December 31 and March 31, 2017 related to our reporting units were as follows (in thousands):

	Europe Caspian	Africa	Americas	Corporate and other	Total
March 31, 2017	$(33,883)	$(6,179)	$(576)	$(10,223)	$(50,861)
Impairments	—	—	—	—	—
December 31, 2017	$(33,883)	$(6,179)	$(576)	$(10,223)	$(50,861)
We test goodwill for impairment on an annual basis as of March 31 or when events or changes in circumstances indicate that a potential impairment exists. For the purposes of performing an analysis of goodwill, we evaluate whether there are reporting units below the reporting segment we disclose for segment reporting purposes by assessing whether our regional management typically reviews results and whether discrete financial information exists at a lower level.
During the three months ended December 31, 2016, we noted an overall reduction in expected operating results for Eastern Airways from the downturn in the oil and gas market driven by reduced crude oil prices and performed an interim impairment test of goodwill for Eastern Airways. Based on this factor, we concluded that the fair value of our goodwill for Eastern Airways could have fallen below its carrying value and that an interim period analysis of goodwill was required. We performed the interim impairment test of goodwill for Eastern Airways as of December 31, 2016, noting that the estimated fair value of Eastern Airways was below its carrying value, resulting in an impairment of all of the remaining goodwill related to Eastern Airways and an impairment charge of $8.7 million reflected in our results for the three and nine months ended December 31, 2016.
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
The income approach was based on a discounted cash flow model, which utilized present values of cash flows to estimate fair value. The future cash flows were projected based on our estimates of future rates for our services, utilization, operating costs, capital requirements, growth rates and terminal values. Forecasted rates and utilization take into account current market conditions and our anticipated business outlook, both of which have been impacted by the adverse changes in the offshore energy business environment from the downturn. Operating costs were forecasted using a combination of our historical average operating costs and expected future costs, including cost reduction initiatives. Capital requirements in the discounted cash flow model were based on management’s estimates of future capital costs driven by expected market demand in future periods. The estimated capital requirements included cash outflows for new aircraft, infrastructure and improvements. A terminal period was used to reflect our estimate of stable, perpetual growth. The future cash flows were discounted using a market-participant risk-adjusted weighted average cost of capital for each of the reporting units individually and in the aggregate. These assumptions were derived from unobservable inputs and reflect management’s judgments and assumptions.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Other Intangible Assets
Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values. Intangible assets by type were as follows (in thousands):

	Client contracts	Client relationships	Trade name and trademarks	Internally developed software	Licenses	Total

	Gross Carrying Amount
March 31, 2017	$8,169	$12,752	$4,483	$1,062	$746	$27,212
Foreign currency translation	1	46	272	32	4	355
December 31, 2017	$8,170	$12,798	$4,755	$1,094	$750	$27,567

	Accumulated Amortization
March 31, 2017	$(8,155)	$(11,071)	$(908)	$(685)	$(657)	$(21,476)
Amortization expense	(13)	(224)	(221)	(167)	(44)	(669)
December 31, 2017	$(8,168)	$(11,295)	$(1,129)	$(852)	$(701)	$(22,145)

Weighted average remaining contractual life, in years	0.1	3.6	13.1	1.8	1.6	5.2
Future amortization expense of intangible assets for each of the years ending March 31 is as follows (in thousands):

2018	$220
2019	760
2020	469
2021	469
2022	470
Thereafter	3,034
$5,422
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
Other Assets
In addition to the other intangible assets described above, other assets included the long-term portion of contract acquisition and pre-operating costs totaling $51.2 million and $51.1 million, respectively, as of December 31 and March 31, 2017, related to the SAR contracts in the U.K. and two client contracts in Norway, which are recoverable under the contracts and will be expensed over the terms of the contracts.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Property and Equipment and Assets Held for Sale
During the three and nine months ended December 31, 2017 and 2016, we took delivery of aircraft and made capital expenditures as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Number of aircraft delivered:
Medium	—	—	5	5
SAR aircraft	—	1	—	2
Total aircraft	—	1	5	7
Capital expenditures (in thousands):
Aircraft and equipment (1)	$10,311	$17,196	$26,800	$112,770
Land and buildings	1,813	664	9,641	6,956
Total capital expenditures	$12,124	$17,860	$36,441	$119,726
_____________

(1)	During the nine months ended December 31, 2017 and 2016, we spent $2.3 million and $66.8 million, respectively, on progress payments for aircraft to be delivered in future periods.
The following table presents details on the aircraft sold or disposed of and impairments on assets held for sale during the three and nine months ended December 31, 2017 and 2016:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016

	(In thousands, except for number of aircraft)
Number of aircraft sold or disposed of	5	3	11	9
Proceeds from sale or disposal of assets	$6,303	$2,525	$48,547	$14,344
Loss from sale or disposal of assets (1)	$3,031	$674	$1,111	$1,717

Number of aircraft impaired	1	1	5	13
Impairment charges on assets held for sale (1)(2)	$1,560	$200	$11,307	$11,360
_____________

(1)	Included in gain (loss) on disposal of assets on our condensed consolidated statements of operations.

(2)	Includes a $6.5 million impairment of the Bristow Academy disposal group for the nine months ended December 31, 2017.
On November 1, 2017, we sold our 100% interest in Bristow Academy, including all of its aircraft, for a minimum of $1.5 million to be received over a maximum of four years with potential additional consideration based on Bristow Academy’s financial performance. As of September 30, 2017, we concluded the disposal group, comprised of the Bristow Academy assets and liabilities met the held for sale criteria under accounting standards, but did not meet the requirements for classification as discontinued operations. We evaluated the carrying value of the Bristow Academy disposal group and recorded an impairment of $6.5 million during the three months ended September 30, 2017, within loss on disposal of assets on our condensed consolidated statement of operations, to record the disposal group at fair value based on the terms of the sale. During the three months ended December 31, 2017, we recorded an additional loss on disposal of $0.7 million within loss on disposal of assets on our condensed consolidated statement of operations. The Bristow Academy disposal group is included in Corporate and other in Note 9 – Segment Information.
During the three and nine months ended December 31, 2016, we recorded accelerated depreciation of $1.1 million and $9.3 million on five and 11 aircraft, respectively, as our management decided to exit these model types earlier than originally anticipated.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

During fiscal year 2018, we reached agreements with original equipment manufacturers (“OEM”) to recover approximately $130.0 million related to ongoing aircraft issues, of which $125.0 million was realized during the three months ended December 31, 2017 and resulted in an increase in cash. To reflect the amount realized from these OEM cost recoveries during the three months ended December 31, 2017, we recorded a $94.5 million decrease in the carrying value of certain aircraft in our fleet through a decrease in property and equipment – at cost, reduced rent expense by $12.0 million and recorded a deferred liability of $18.5 million, included in other accrued liabilities and other liabilities and deferred credits, related to a reduction in rent expense to be recorded in future periods, of which $1.1 million was recognized in December 2017. We determined the realized portion of the cost recoveries related to a long-term performance issue with the aircraft, requiring a reduction of carrying value for owned aircraft and a reduction in rent expense for leased aircraft. For the owned aircraft, we have allocated the $94.5 million as a reduction in carrying value by reducing the historical acquisition value of each affected aircraft on a pro-rata basis utilizing the historical acquisition value of the aircraft. We revised our salvage values for each affected aircraft by reducing the historical acquisition value by the applicable amount and applying our stated salvage value percentage for owned aircraft of 50%. In accordance with accounting standards, we will recognize the change in depreciation due to the reduction in carrying value and revision of salvage values on a prospective basis over the remaining life of the aircraft. This will result in a reduction of depreciation expense of $2.1 million during the remainder of fiscal year 2018, $8.5 million during fiscal year 2019, $8.4 million during fiscal year 2020, $5.6 million during fiscal year 2021 and $21.3 million during fiscal year 2022 and beyond. For the leased aircraft, we will recognize the remaining deferred liability of $17.4 million as a reduction in rent expense prospectively on a straight-line basis over the remaining lease terms. This will result in a reduction to rent expense of $3.5 million during the remainder of fiscal year 2018, $7.9 million during fiscal year 2019, $4.0 million during fiscal year 2020 and $2.0 million during fiscal year 2021. For certain leased aircraft, the leases expired prior to the realization of the settlements to which they were related recognized by the immediate reduction to rent expense of $12.0 million during the three and nine months ended December 31, 2017.
Other Accrued Liabilities
Other accrued liabilities of $72.3 million and $46.7 million as of December 31 and March 31, 2017, respectively, includes the following:

	December 31, 2017	March 31, 2017

	(In thousands)
Accrued lease costs	$12,189	$5,601
Deferred OEM cost recovery	10,413	—
Eastern overdraft liability	9,486	5,829
Accrued property and equipment	5,158	3,546
Deferred gain on sale leasebacks	1,305	1,655
Other operating accruals	33,741	30,048
	$72,292	$46,679
Redeemable Noncontrolling Interest
In January 2018, we acquired the remaining 40% of the outstanding shares of Eastern Airways for no consideration.

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
In March 2016, the FASB issued accounting guidance related to accounting for employee share-based payments. The accounting guidance is intended to simplify several aspects of accounting for share-based payment award transactions including income tax consequences, classification of awards as either equity or liabilities and classification on the statements of cash flows. This accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and early adoption is permitted. We adopted this standard effective April 1, 2017. The requirements related to the tax consequences of share-based payments were applied prospectively and resulted in $2.3 million recorded as an increase to the income tax provision during the nine months ended December 31, 2017. We elected to record forfeitures of share-based awards based on actual forfeitures which did not have a material effect on our financial statements. The provisions related to the presentation of excess tax benefits on the condensed consolidated statements of cash flows did not impact our financial statements as there was no excess tax benefit recorded for the periods presented. The provisions related to employee taxes paid for withheld shares are presented as a cash flow financing activity required us to revise our prior period condensed consolidated statement of cash flows by $0.8 million as a decrease in net cash used in operating activities and a corresponding decrease in net cash provided by financing activities for the nine months ended December 31, 2016. None of the other provisions of the pronouncement had a material effect on our consolidated financial statements.
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
As of December 31, 2017, we had interests in four VIEs of which we were the primary beneficiary, which are described below, and had no interests in VIEs of which we were not the primary beneficiary. See Note 3 to the fiscal year 2017 Financial Statements for a description of other investments in significant affiliates.

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
In addition to our ownership of 49% of Bristow Aviation’s outstanding ordinary shares, in May 2004, we acquired eight million shares of deferred stock, essentially a subordinated class of stock with no voting rights, from Bristow Aviation for £1 per share ($14.4 million in total). We also have £91.0 million ($123.1 million) principal amount of subordinated unsecured loan stock (debt) of Bristow Aviation bearing interest at an annual rate of 13.5% and payable semi-annually. Payment of interest on such debt has been deferred since its incurrence in 1996. Deferred interest accrues at an annual rate of 13.5% and aggregated $2.1 billion as of December 31, 2017.
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
Furthermore, the call option provides a mechanism whereby the economic risk for the other investors is limited should the financial condition of Bristow Aviation deteriorate. The call option price is the nominal value of the ordinary shares held by the noncontrolling shareholders (£1.0 million as of December 31, 2017) plus an annual guaranteed rate of return less any prepayments of such call option price and any dividends paid on the shares concerned. We can elect to pre-pay the guaranteed return element of the call option price wholly or in part without exercising the call option. No dividends have been paid by Bristow Aviation. We have accrued the annual return due to the other shareholders at a rate of sterling LIBOR plus 3% (prior to May 2004, the rate was fixed at 12%) by recognizing noncontrolling interest expense on our condensed consolidated statements of operations, with a corresponding increase in noncontrolling interest on our condensed consolidated balance sheets. Prepayments of the guaranteed return element of the call option are reflected as a reduction in noncontrolling interest on our condensed consolidated balance sheets. The other investors have an option to put their shares in Bristow Aviation to us. The put option price is calculated in the same way as the call option price except that the guaranteed rate for the period to April 2004 was 10% per annum. If the put option is exercised, any pre-payments of the call option price are set off against the put option price.

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

	December 31, 2017	March 31, 2017
Assets
Cash and cash equivalents	$84,236	$92,409
Accounts receivable	271,053	222,560
Inventories	102,370	90,190
Prepaid expenses and other current assets	48,016	50,016
Total current assets	505,675	455,175
Investment in unconsolidated affiliates	3,407	3,513
Property and equipment, net	318,879	306,831
Goodwill	20,299	19,798
Other assets	208,390	203,228
Total assets	$1,056,650	$988,545
Liabilities
Accounts payable	$276,997	$146,841
Accrued liabilities	142,180	122,130
Accrued interest	2,065,246	1,891,305
Current maturities of long-term debt	20,993	18,578
Total current liabilities	2,505,416	2,178,854
Long-term debt, less current maturities	465,699	501,782
Accrued pension liabilities	54,291	61,647
Other liabilities and deferred credits	2,495	8,138
Deferred taxes	16,777	20,264
Redeemable noncontrolling interest	3,859	6,886
Total liabilities	$3,048,537	$2,777,571

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Revenue	$309,461	$291,808	$933,387	$920,587
Operating loss	(17,463)	(28,287)	(40,095)	(68,803)
Net loss	(79,789)	(44,999)	(221,039)	(214,336)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Bristow Helicopters Nigeria Ltd. — Bristow Helicopters Nigeria Ltd. (“BHNL”) is a joint venture in Nigeria in which Bristow Helicopters owned a 48% interest, a Nigerian company owned 100% by Nigerian employees owned a 50% interest and an employee trust fund owned the remaining 2% interest as of December 31, 2017. BHNL provides industrial aviation services to clients in Nigeria.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 3 — DEBT
Debt as of December 31 and March 31, 2017 consisted of the following (in thousands):

	December 31, 2017	March 31, 2017
6¼% Senior Notes due 2022	$401,535	$401,535
4½% Convertible Senior Notes due 2023	106,124	—
Term Loan	52,546	261,907
Term Loan Credit Facility	—	45,900
Revolving Credit Facility	—	139,100
Lombard Debt	206,831	196,832
Macquarie Debt	188,528	200,000
PK Air Debt	230,000	—
Airnorth Debt	14,507	16,471
Eastern Airways Debt	12,772	15,326
Other Debt	2,423	16,293
Unamortized debt issuance costs	(19,365)	(11,345)
Total debt	1,195,901	1,282,019
Less short-term borrowings and current maturities of long-term debt	(93,136)	(131,063)
Total long-term debt	$1,102,765	$1,150,956
4½% Convertible Senior Notes due 2023 — On December 18, 2017, we issued and sold $143.8 million of 4½% Convertible Senior Notes due 2023 (the “4½% Convertible Senior Notes”). The 4½% Convertible Senior Notes bear interest at a rate of 4.50% per year and interest is payable on June 1 and December 1 of each year, beginning on June 1, 2018. The 4½% Convertible Senior Notes mature on June 1, 2023 and may not be redeemed by us prior to maturity.
The 4½% Convertible Senior Notes were issued pursuant to an indenture dated as of June 17, 2008 (the “Base Indenture”), among the Company, the subsidiary guarantors named therein (the “Guarantors”) and U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by the sixth supplemental indenture thereto dated as of December 18, 2017 (the “Supplemental Indenture” and, together with the Base Indenture, the “Indenture”) among us, the Guarantors and the Trustee.
The 4½% Convertible Senior Notes are convertible into cash, shares of our common stock or a combination of cash and shares of the our common stock, at our election. We have initially elected combination settlement. The initial conversion price of the 4½% Convertible Senior Notes is approximately $15.64 (subject to adjustment in certain circumstances), based on the initial conversion rate of 63.9488 Common Shares per $1,000 principal amount of 4½% Convertible Senior Notes. Prior to December 1, 2022, the 4½% Convertible Senior Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, until the close of business on the second scheduled trading day immediately preceding the maturity date. The 4½% Convertible Senior Notes are our senior unsecured obligations. As of December 31, 2017, the if-converted value of the 4½% Convertible Senior Notes did not exceed the principal balance.
The proceeds were used to repay $89.6 million of the $350 million term loan (the “Term Loan”) as discussed below and to pay the $10.1 million cost of the convertible note hedge transaction described below, with the remainder available for general corporate purposes.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accounting standards require that convertible debt which may be settled in cash upon conversion (including partial cash settlement) be accounted for with a liability component based on the fair value of similar nonconvertible debt and an equity component based on the excess of the initial proceeds from the convertible debt over the liability component. Such excess represents proceeds related to the conversion option and is recorded as additional paid-in capital. The liability is recorded at a discount, which is then amortized as additional non-cash interest expense over the term of the 4½% Convertible Senior Notes. The balances of the debt and equity components of the 4½% Convertible Senior Notes as of December 31, 2017 is as follows (in thousands):

Equity component - net carrying value (1)	$36,778
Debt component:
Face amount due at maturity	$143,750
Unamortized discount	(37,626)
Debt component - net carrying value	$106,124
_____________
(1) Net of equity issuance costs of $1.0 million.
The remaining debt discount is being amortized to interest expense over the term of the 4½% Convertible Senior Notes using the effective interest rate. The effective interest rate for the three and nine months ended December 31, 2017 was 11.0%. Interest expense related to our 4½% Convertible Senior Notes for the three and nine months ended December 31, 2017 was as follows (in thousands):

Contractual coupon interest	$234
Amortization of debt discount	181
Total interest expense	$415
Convertible Note Call Spread Overlay — Concurrent with the issuance of the 4½% Convertible Senior Notes, we entered into privately negotiated convertible note hedge transactions (the “Note Hedge Transactions”) and warrant transactions (the “Warrant Transactions”) with each of Credit Suisse Capital LLC, Barclays Bank PLC, Citibank, N.A. and JP Morgan Chase Bank, National Association (the “Option Counterparties”). These transactions represent a Call Spread Overlay, whereby the cost of the Note Hedge Transactions we purchased to cover the cash outlay upon conversion of the 4½% Convertible Senior Notes was reduced by the sales price of the Warrant Transactions. Each of these transactions is described below.
The Note Hedge Transactions cost an aggregate $40.4 million and are expected generally to reduce the potential dilution and/or offset the cash payments we are required to make in excess of the principal amount upon conversion of the 4½% Convertible Senior Notes in the event that the market price of our common stock is greater than the strike price of the Note Hedge Transactions, which is initially $15.64 (subject to adjustment), corresponding approximately to the initial conversion price of the 4½% Convertible Senior Notes. The Note Hedge Transactions have been accounted for by recording the cost as a reduction to additional paid-in capital.
We received proceeds of $30.3 million for the Warrant Transactions, in which we sold net-share-settled warrants to the Option Counterparties in an amount equal to the number of shares of the our common stock initially underlying the 4½% Convertible Senior Notes, subject to customary anti-dilution adjustments. The strike price of the warrants is $20.02 per share (subject to adjustment), which is 60% above the last reported sale price of our common stock on the New York Stock Exchange on December 13, 2017. The Warrant Transactions could have a dilutive effect to our stockholders to the extent the market price per share of our common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants. The Warrant Transactions have been accounted for by recording the proceeds received as additional paid-in capital.
The Note Hedge Transactions and the Warrant Transactions are separate transactions, in each case entered into by us with the Option Counterparties, and are not part of the terms of the 4½% Convertible Senior Notes and will not affect any holder’s rights under the 4½% Convertible Senior Notes.
Term Loan and Revolving Credit Facility — During the nine months ended December 31, 2017, we had borrowings of $174.8 million and made payments of $313.9 million under our $400 million revolving credit facility (the “Revolving Credit Facility”). Additionally, we paid $209.5 million to reduce our borrowings under the Term Loan. As of December 31, 2017, we had $12.4 million in letters of credit outstanding under the Revolving Credit Facility.
Term Loan Credit Facility — During the nine months ended December 31, 2017, we paid $45.9 million under our $200 million of term loan commitments (the “Term Loan Credit Facility”) and terminated the facility in October 2017.

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
The following table summarizes the assets as of December 31, 2017, valued at fair value on a non-recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2017	Total Loss for the Three Months Ended December 31, 2017	Total Loss for the Nine Months Ended December 31, 2017
Inventories	$—	$—	$—	$—	$—	$(1,192)
Assets held for sale	—	—	31,038	31,038	(1,560)	(11,307)
Total assets	$—	$—	$31,038	$31,038	$(1,560)	$(12,499)

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
The fair value of assets held for sale using Level 2 inputs is determined through evaluation of expected sales proceeds for aircraft. This analysis includes estimates based on historical experience with sales, recent transactions involving similar assets, quoted market prices for similar assets and condition and location of aircraft to be sold or otherwise disposed of. The loss for the three and nine months ended December 31, 2017 related to one and five aircraft held for sale, respectively, and the loss for the three and nine months ended December 31, 2016 related to one and 13 aircraft held for sale, respectively. Additionally, the loss for the nine months ended December 31, 2017 includes $6.5 million of impairment relating to the Bristow Academy disposal group. For further details on Bristow Academy disposal group, see Note 1.
The fair value of goodwill is estimated using a variety of valuation methods, including the income and market approaches. These estimates of fair value include unobservable inputs, representative of Level 3 fair value measurement, including assumptions related to future performance, such as projected demand for our services and rates. For further details on our goodwill, see Note 1.
Recurring Fair Value Measurements
The following table summarizes the financial instruments we had as of December 31, 2017, valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2017	Balance Sheet Classification
Rabbi Trust investments	$2,847	$—	$—	$2,847	Other assets
Total assets	$2,847	$—	$—	$2,847
The following table summarizes the financial instruments we had as of March 31, 2017, valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2017	Balance Sheet Classification
Rabbi Trust investments	$3,075	$—	$—	$3,075	Other assets
Total assets	$3,075	$—	$—	$3,075
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Fair Value of Debt
The fair value of our debt has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on quoted market prices. The carrying and fair value of our long-term debt, including the current portion and excluding unamortized debt issuance costs, are as follows (in thousands):

	December 31, 2017		March 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
6¼% Senior Notes	$401,535	$328,777	$401,535	$323,236
4½% Convertible Senior Notes (1)	106,124	158,571	—	—
Term Loan	52,546	52,546	261,907	261,907
Term Loan Credit Facility	—	—	45,900	45,900
Revolving Credit Facility	—	—	139,100	139,100
Lombard Debt	206,831	206,831	196,832	196,832
Macquarie Debt	188,528	188,528	200,000	200,000
PK Air Debt	230,000	230,000	—	—
Airnorth Debt	14,507	14,507	16,471	16,471
Eastern Airways Debt	12,772	12,772	15,326	15,326
Other Debt	2,423	2,423	16,293	16,293
	$1,215,266	$1,194,955	$1,293,364	$1,215,065
_____________

(1)	Carrying value of the 4½% Convertible Senior Notes includes unamortized discount of $37.6 million as of December 31, 2017.
Other
The fair values of our cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of these items.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 5 — COMMITMENTS AND CONTINGENCIES
Aircraft Purchase Contracts — As shown in the table below, we expect to make additional capital expenditures over the next seven fiscal years to purchase additional aircraft. As of February 8, 2018, we had 27 aircraft on order and options to acquire an additional four aircraft. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order will provide incremental fleet capacity in terms of revenue and operating income.

	Three Months Ending March 31, 2018	Fiscal Year Ending March 31,
		2019	2020	2021	2022 and thereafter(1)	Total
Commitments as of February 8, 2018: (2)
Number of aircraft:
Large	—	1	—	4	18	23
U.K. SAR	—	—	4	—	—	4
	—	1	4	4	18	27
Related commitment expenditures (in thousands) (2)(3)
Medium and large	$—	$19,856	$25,536	$78,726	$285,295	$409,413
U.K. SAR	3,242	—	62,970	—	—	66,212
	$3,242	$19,856	$88,506	$78,726	$285,295	$475,625
Options as of February 8, 2018:
Number of aircraft:
Large	—	2	2	—	—	4
	—	2	2	—	—	4

Related option expenditures (in thousands) (3)	$—	$44,181	$31,536	$—	$—	$75,717
_____________

(1)	Includes $96.0 million for five aircraft orders that can be cancelled prior to delivery dates. We made non-refundable deposits of $4.5 million related to these aircraft.

(2)	We have an agreement to defer payment of approximately $63.0 million in capital expenditures out of fiscal year 2018 and into future periods which is reflected in the table above.

(3)	Includes progress payments on aircraft scheduled to be delivered in future periods only if options are exercised.
The following chart presents an analysis of our aircraft orders and options during fiscal year 2018:

	Three Months Ended
	December 31, 2017		September 30, 2017		June 30, 2017
	Orders	Options	Orders	Options	Orders	Options
Beginning of period	27	4	29	4	32	4
Aircraft delivered	—	—	(2)	—	(3)	—
End of period	27	4	27	4	29	4
We periodically purchase aircraft for which we have no orders.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Operating Leases — We have non-cancelable operating leases in connection with the lease of certain equipment, including leases for aircraft, and land and facilities. Rent expense incurred under all operating leases was $42.6 million and $53.7 million for the three months ended December 31, 2017 and 2016, respectively, and $158.5 million and $156.9 million for the nine months ended December 31, 2017 and 2016, respectively. Rent expense incurred under operating leases for aircraft was $36.5 million and $47.9 million for the three months ended December 31, 2017 and 2016, respectively, and $137.9 million and $138.7 million for the nine months ended December 31, 2017 and 2016, respectively.
The aircraft leases range from base terms of up to 180 months with renewal options of up to 240 months in some cases, include purchase options upon expiration and some include early purchase options. The leases contain terms customary in transactions of this type, including provisions that allow the lessor to repossess the aircraft and require us to pay a stipulated amount if we default on our obligations under the agreements. The following is a summary of the terms related to aircraft leased under operating leases with original or remaining terms in excess of one year as of December 31, 2017:

End of Lease Term	Number of Aircraft
Three months ending March 31, 2018 to fiscal year 2019	25
Fiscal year 2020 to fiscal year 2022	48
Fiscal year 2023 to fiscal year 2024	17
90

We lease six S-92 model aircraft and one AW139 model aircraft from VIH Aviation Group, which is a related party due to common ownership of Cougar; we paid lease fees of $4.7 million and $14.4 million during the three and nine months ended December 31, 2017, respectively. Additionally, in July 2016, we began leasing a facility in Galliano, Louisiana from VIH Helicopters USA, Inc., another related party due to common ownership of Cougar; we paid $0.1 million in lease fees during the nine months ended December 31, 2017.
Employee Agreements — Approximately 53% of our employees are represented by collective bargaining agreements and/or unions with 90% of these employees being represented by collective bargaining agreements and/or unions that have expired or will expire in one year. These agreements generally include annual escalations of up to 4%. Periodically, certain groups of our employees who are not covered by a collective bargaining agreement consider entering into such an agreement. We also have employment agreements with members of senior management.
Separation Programs — In March 2015 and May 2016, we offered voluntary separation programs (“VSPs”) to certain employees as part of our ongoing efforts to improve efficiencies and reduce costs. Additionally, beginning in March 2015, we initiated involuntary separation programs (“ISPs”) in certain regions. Also, during June 2017, two named executive officers and the principal operating officer, and during fiscal year 2018 other employees across various regions, departed from the Company as part of an organizational restructuring. In April 2016, one named executive officer, along with other employees across various regions, departed from the Company as part of a previous restructuring. We recognized compensation expense related to the departure of these officers and other employees included in the table below. The expense related to the VSPs and ISPs for the three and nine months ended December 31, 2017 and 2016 is as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
VSP:
Direct cost	$—	$179	$—	$1,624
General and administrative	—	—	—	23
Total	$—	$179	$—	$1,647
ISP:
Direct cost	$2,661	$464	$5,208	$5,360
General and administrative	120	102	8,662	8,697
Total	$2,781	$566	$13,870	$14,057
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
Other Purchase Obligations — As of December 31, 2017, we had $28.4 million of other purchase obligations representing unfilled purchase orders for aircraft parts, commitments associated with upgrading facilities at our bases and non-cancelable power-by-the-hour maintenance commitments.
Other Matters — Although infrequent, aircraft accidents have occurred in the past, and the related losses and liability claims have been covered by insurance subject to deductible, self-insured retention and loss sensitive factors.
As previously reported, on April 29, 2016, another company’s EC 225LP (also known as a H225LP) model helicopter crashed near Turøy outside of Bergen, Norway resulting in the European Aviation Safety Agency (“EASA”) issuing airworthiness directives prohibiting flight of H225LP and AS332L2 model aircraft. On July 20, 2017, the U.K. CAA and NCAA issued safety and operational directives which detail the conditions to apply for safe return to service of H225LP and AS332L2 model aircraft, where operators wish to do so. We continue not to operate for commercial purposes our sole H225LP model aircraft in Norway, our thirteen H225LP model aircraft in the U.K. or our six H225LP model aircraft in Australia, or for search and rescue purposes, including training and missions, any of our other four H225LP model aircraft in Norway or our other three H225LP model aircraft in Australia. We are carefully evaluating next steps and demand for the H225LP model aircraft in our oil and gas and search and rescue operations worldwide, with the safety of passengers and crews remaining our highest priority. During the three months ended December 31, 2017, we returned three of these H225LP models to the lessor; two were previously operating in Australia and one was previously operating in the U.K. During February 2018, we returned one H225LP model to the lessor that was previously operating in the U.K.
Separately, our efforts to successfully integrate AW189 aircraft into service for the U.K. SAR contract have been delayed due to a product improvement plan with the aircraft. As a result, the acceptance of four AW189 aircraft will be pushed to later dates. We continue to meet our contractual obligations under the U.K. SAR contract through the utilization of other aircraft.
During fiscal year 2018, we reached agreements with OEMs to recover approximately $130.0 million related to ongoing aircraft issues mentioned above, of which $125.0 million was recovered during the three months ended December 31, 2017. For further details on the accounting treatment, see Note 1 — Basis of Presentation, Consolidation and Summary of Significant Accounting Policies — Property and Equipment and Assets Held for Sale.
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
A loss contingency is reasonably possible if the contingency has a more than remote but less than probable chance of occurring. Although management believes that there is no clear requirement to pay amounts at this time and that positions exist suggesting that no further amounts are currently due, it is reasonably possible that a loss could occur for which we have estimated a maximum loss at December 31, 2017 to be approximately $4 million to $6 million.
We are a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 6 — TAXES
We estimate the full-year effective tax rate from continuing operations and apply this rate to our year-to-date income from continuing operations. In addition, we separately calculate the tax impact of unusual or infrequent items, if any. The tax impacts of such unusual or infrequent items are treated discretely in the quarter in which they occur. During the three months ended December 31, 2017 and 2016, our effective tax rate was 57.5% and 12.0%, and during the nine months ended December 31, 2017 and 2016, our effective tax rate was (2.7)% and 10.2%, respectively. The effective tax rate for the three and nine months ended December 31, 2017 and 2016 were impacted by valuation allowances against future realization of foreign tax credits and net operating losses in certain foreign jurisdictions. For the three and nine months ended December 31, 2017, our effective tax rate also includes the impact of $4.7 million of unrecognized tax benefits in certain foreign jurisdictions. Additionally, for the three and nine months ended December 31, 2017, we reported a one-time tax benefit of $14.1 million as a result of the enactment of the Tax Cuts and Jobs Act (the “Act”).
The relationship between our provision for or benefit from income taxes and our pre-tax book income can vary significantly from period to period considering, among other factors, (a) the overall level of pre-tax book income, (b) changes in the blend of income that is taxed based on gross revenues or at high effective tax rates versus pre-tax book income or at low effective tax rates and (c) our geographical blend of pre-tax book income. Consequently, our income tax expense or benefit does not change proportionally with our pre-tax book income or loss. Significant decreases in our pre-tax book income typically result in higher effective tax rates, while significant increases in pre-tax book income can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above. The increase in our effective tax rate excluding discrete items for the three months ended December 31, 2017 compared to the three months ended December 31, 2016 primarily related to an increase in the blend of earnings taxed in relatively high taxed jurisdictions versus low taxed jurisdictions. Additionally, we increased our valuation allowance by $2.1 million and $3.7 million for the three months ended December 31, 2017 and 2016, respectively, and $13.4 million and $19.3 million for the nine months ended December 31, 2017 and 2016, respectively, which also increased our effective tax rate.
As of December 31, 2017, there were $6.2 million of unrecognized tax benefits, all of which would have an impact on our effective tax rate if recognized.
On December 22, 2017, the United States Congress enacted the Act. The Act includes numerous changes in existing U.S. tax law, including a permanent reduction in the U.S. federal corporate income tax rate from 35% to 21%. The rate reduction takes effect on January 1, 2018. Further, the Act provides for a one-time “deemed repatriation” of accumulated foreign earnings of certain foreign corporations. Under U.S. generally accepted accounting principles, our net deferred tax liabilities are required to be revalued during the period in which the new tax legislation is enacted. We have made reasonable estimates for the change in the U.S. federal corporate income tax rate and one-time “deemed repatriation” of accumulated foreign earnings. We estimate the revaluation of U.S. net deferred tax liabilities will result in a one-time tax benefit of approximately $75.6 million offset by an estimated $61.5 million in tax expense as a result of the “deemed repatriation” of foreign earnings. We are still analyzing certain aspects of the Act and refining our calculations.
Because of the complexity, we are continuing to evaluate certain provisions of the Act which may have an impact on our income taxes beginning after fiscal year 2018.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 7 — EMPLOYEE BENEFIT PLANS
Pension Plans
The following table provides a detail of the components of net periodic pension cost (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Service cost for benefits earned during the period	$159	$1,696	$470	$5,450
Interest cost on pension benefit obligation	3,893	4,139	11,482	13,297
Expected return on assets	(5,509)	(5,601)	(16,250)	(17,992)
Amortization of unrecognized losses	1,844	1,699	5,441	5,454
Net periodic pension cost	$387	$1,933	$1,143	$6,209
The current estimates of our cash contributions to our defined benefit pension plans to be paid in fiscal year 2018 are $15.3 million, of which $12.0 million was paid during the nine months ended December 31, 2017. The weighted-average expected long-term rate of return on assets for our U.K. pension plans as of March 31, 2017 was 4.4%.
Incentive Compensation
Stock-based awards are currently made under the Bristow Group Inc. 2007 Long-Term Incentive Plan (the “2007 Plan”). A maximum of 10,646,729 shares of common stock are reserved. Awards granted under the 2007 Plan may be in the form of stock options, stock appreciation rights, shares of restricted stock, other stock-based awards (payable in cash or common stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants. As of December 31, 2017, 2,385,248 shares remained available for grant under the 2007 Plan.
We have a number of other incentive and stock option plans which are described in Note 9 to our fiscal year 2017 Financial Statements.
Total stock-based compensation expense, which includes stock options and restricted stock, totaled $2.2 million and $3.3 million for the three months ended December 31, 2017 and 2016, respectively, and $8.8 million and $9.5 million for the nine months ended December 31, 2017 and 2016. Stock-based compensation expense has been allocated to our various regions.
During the nine months ended December 31, 2017, we awarded 600,618 shares of restricted stock at an average grant date fair value of $7.15 per share. Also during the nine months ended December 31, 2017, 1,256,043 stock options were granted. The following table shows the assumptions used to compute the stock-based compensation expense for stock options granted during the nine months ended December 31, 2017:

Risk free interest rate	1.78%
Expected life (years)	5
Volatility	56.1%
Dividend yield	3.98%
Weighted average exercise price of options granted	$7.03 per option
Weighted average grant-date fair value of options granted	$2.53 per option
During June 2017, we awarded certain members of management phantom restricted stock which will be paid out in cash after three years. We account for these awards as liability awards. As of December 31, 2017, we had $0.9 million included in other liabilities and deferred credits on our condensed consolidated balance sheet and recognized $0.9 million in general and administrative expense on our condensed consolidated statement of operations during the nine months ended December 31, 2017 related to these awards.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Performance cash awards granted in June 2017 have two components. One half of each performance cash award will vest and pay out in cash three years after the date of grant at varying levels depending on our performance in Total Shareholder Return against a peer group of companies. The other half of each performance cash award will be earned based on absolute performance in respect of improved average adjusted earnings per share for the Company over the three-year performance period beginning on April 1, 2017. Performance cash awards granted in June 2015 and June 2016 vest and pay out in cash three years after the date of grant at varying levels depending on our performance in Total Shareholder Return against a peer group of companies. These awards were designed to tie a significant portion of total compensation to performance. One of the effects of this type of compensation is that it requires liability accounting which can result in volatility in earnings. The liability recorded for these awards as of December 31 and March 31, 2017 was $6.8 million and $14.2 million, respectively, and represents an accrual based on the fair value of the awards on those dates. The decrease in the liability during the nine months ended December 31, 2017 resulted from the payout in June 2017 of the awards granted in June 2014, partially offset by the value of the new awards granted in June 2017. Any changes in fair value of the awards in future quarters will increase or decrease the liability and impact results in those periods. The effect, either positive or negative, on future period earnings can vary based on factors including changes in our stock price or the stock prices of the peer group companies, as well as changes in other market and company-specific assumptions that are factored into the calculation of fair value of the performance cash awards.
Changes in the fair values of performance cash awards reduced compensation expense by $0.8 million during the three months ended December 31, 2017 and increased compensation expense by $3.1 million, $0.6 million and $5.6 million during the three months ended December 31, 2016 and nine months ended December 31, 2017 and 2016, respectively.

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
(Unaudited)

Note 8 — EARNINGS PER SHARE AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Earnings per Share
Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share excludes options to purchase shares and restricted stock awards, which were outstanding during the period but were anti-dilutive, as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Options:
Outstanding	2,729,888	2,150,235	2,791,193	1,720,164
Weighted average exercise price	$38.12	$28.51	$39.88	$32.90
Restricted stock awards:
Outstanding	681,571	404,772	432,596	486,340
Weighted average price	$8.67	$15.06	$23.25	$27.92
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Loss (in thousands):
Loss available to common stockholders – basic	$(8,273)	$(21,927)	$(94,757)	$(92,496)
Interest expense on assumed conversion of 4½% Convertible Senior Notes, net of tax (1)	—	—	—	—
Loss available to common stockholders – diluted	(8,273)	(21,927)	(94,757)	(92,496)
Shares:
Weighted average number of common shares outstanding – basic	35,368,212	35,095,240	35,260,746	35,021,463
Assumed conversion of 4½% Convertible Senior Notes outstanding during period (1)	—	—	—	—
Net effect of dilutive stock options and restricted stock awards based on the treasury stock method	—	—	—	—
Weighted average number of common shares outstanding – diluted (2)	35,368,212	35,095,240	35,260,746	35,021,463

Basic loss per common share	$(0.23)	$(0.62)	$(2.69)	$(2.64)
Diluted loss per common share	$(0.23)	$(0.62)	$(2.69)	$(2.64)
_____________

(1)
Diluted earnings per common share for three and nine months ended December 31, 2017 excludes a number of potentially dilutive shares determined pursuant to a specified formula initially issuable upon the conversion of our 4½% Convertible Senior Notes. The 4½% Convertible Senior Notes will be convertible, under certain circumstances, into cash, shares of our common stock or a combination of cash and our common stock, at our election. We have initially elected combination settlement. As of December 31, 2017, the base conversion price of the notes was approximately $15.64, based on the base conversion rate of 63.9488 shares of common stock per $1,000 principal amount of convertible notes (subject to adjustment in certain circumstances). In general, upon conversion of a note, the holder will receive cash equal to the principal amount of the note and common stock to the extent of the note’s conversion value in excess of such principal amount. Such shares did not impact our calculation of diluted earnings per share for the three and nine months ended December 31, 2017 as our average stock price during these periods did not meet or exceed the conversion requirements.

(2)
Potentially dilutive shares issuable pursuant to our Warrant Transactions were not included in the computation of diluted income per share for the three and nine months ended December 31, 2017, because to do so would have been anti-dilutive. For further details on the Warrant Transactions, see Note 3.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accumulated Other Comprehensive Income
The following table sets forth the changes in the balances of each component of accumulated other comprehensive income:

	Currency Translation Adjustments	Pension Liability Adjustments (1)	Total
Balance as of March 31, 2017	$(149,721)	$(178,556)	$(328,277)
Other comprehensive income before reclassification	20,924	—	20,924
Reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	20,924	—	20,924
Foreign exchange rate impact	18,885	(18,885)	—
Balance as of December 31, 2017	$(109,912)	$(197,441)	$(307,353)
_____________

(1)	Reclassification of amounts related to pension liability adjustments are included as a component of net periodic pension cost.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 9 — SEGMENT INFORMATION
We conduct our business in one segment: industrial aviation services. The industrial aviation services global operations are conducted primarily through two hubs that include four regions as follows: Europe Caspian, Africa, Americas and Asia Pacific. The Europe Caspian region comprises all our operations and affiliates in Europe and Central Asia, including Norway, the U.K. and Turkmenistan. The Africa region comprises all our operations and affiliates on the African continent, including Nigeria and Egypt. The Americas region comprises all our operations and affiliates in North America and South America, including Brazil, Canada, Guyana, Trinidad and the U.S. Gulf of Mexico. The Asia Pacific region comprises all our operations and affiliates in Australia and Southeast Asia, including Malaysia and Sakhalin. Prior to the sale of Bristow Academy on November 1, 2017, we operated a training unit, Bristow Academy, which was previously included in Corporate and other.
The following tables show region information for the three and nine months ended December 31, 2017 and 2016 and as of September 30 and March 31, 2017, where applicable, reconciled to consolidated totals, and prepared on the same basis as our condensed consolidated financial statements (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Region gross revenue from external clients:
Europe Caspian	$196,958	$179,632	$592,280	$566,290
Africa	48,712	50,516	149,289	156,422
Americas	58,468	52,362	173,431	166,651
Asia Pacific	55,691	52,857	167,421	167,256
Corporate and other	906	2,076	4,099	7,689
Total region gross revenue	$360,735	$337,443	$1,086,520	$1,064,308
Intra-region gross revenue:
Europe Caspian	$1,481	$1,278	$4,000	$5,308
Africa	—	—	—	—
Americas	2,147	977	6,391	2,939
Asia Pacific	—	—	—	1
Corporate and other	5	38	27	317
Total intra-region gross revenue	$3,633	$2,293	$10,418	$8,565
Consolidated gross revenue:
Europe Caspian	$198,439	$180,910	$596,280	$571,598
Africa	48,712	50,516	149,289	156,422
Americas	60,615	53,339	179,822	169,590
Asia Pacific	55,691	52,857	167,421	167,257
Corporate and other	911	2,114	4,126	8,006
Intra-region eliminations	(3,633)	(2,293)	(10,418)	(8,565)
Total consolidated gross revenue	$360,735	$337,443	$1,086,520	$1,064,308

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Earnings from unconsolidated affiliates, net of losses – equity method investments:
Europe Caspian	$34	$125	$125	$241
Americas	2,097	831	3,712	4,954
Corporate and other	(135)	(190)	(443)	(461)
Total earnings from unconsolidated affiliates, net of losses – equity method investments	$1,996	$766	$3,394	$4,734

Consolidated operating loss:
Europe Caspian	$5,312	$(303)	$19,610	$18,468
Africa	10,470	10,441	28,353	19,954
Americas	5,308	2,226	11,535	5,790
Asia Pacific	(941)	(9,012)	(19,374)	(24,480)
Corporate and other	(19,055)	(21,575)	(68,709)	(78,869)
Loss on disposal of assets	(4,591)	(874)	(12,418)	(13,077)
Total consolidated operating loss (1)	$(3,497)	$(19,097)	$(41,003)	$(72,214)

Depreciation and amortization:
Europe Caspian	$12,771	$11,185	$36,789	$33,594
Africa	3,664	4,007	10,330	12,680
Americas	6,909	7,060	20,906	25,669
Asia Pacific	4,479	4,973	15,347	13,586
Corporate and other	3,859	2,543	10,747	7,525
Total depreciation and amortization (2)	$31,682	$29,768	$94,119	$93,054

	December 31, 2017	March 31, 2017
Identifiable assets:
Europe Caspian	$955,122	$1,091,536
Africa	414,162	325,719
Americas	857,463	809,071
Asia Pacific	330,210	433,614
Corporate and other (3)	410,200	453,907
Total identifiable assets	$2,967,157	$3,113,847

Investments in unconsolidated affiliates – equity method investments:
Europe Caspian	$350	$257
Americas	201,422	200,362
Corporate and other	3,057	3,257
Total investments in unconsolidated affiliates – equity method investments	$204,829	$203,876
_____________

(1)
Results for the three and nine months ended December 31, 2017, were positively impacted by a reduction to rent expense of $13.1 million (included in direct costs) impacting Europe Caspian and Asia Pacific regions by $7.1 million and $6.0 million, respectively, related to OEM cost recoveries for ongoing aircraft issues. For further details, see Note 1.

(2)
Includes accelerated depreciation expense of $1.1 million during the three months ended December 31, 2016 related to aircraft where management made the decision to exit these model types earlier than originally anticipated in our Africa region. Includes accelerated depreciation expense of $9.3 million during the nine months ended December 31, 2016 related to aircraft where management made the decision to exit these model types earlier than originally anticipated in our Europe Caspian, Americas and Africa regions of $0.4 million, $3.9 million and $5.0 million, respectively. For further details, see Note 1.

(3)
Includes $69.1 million and $199.3 million of construction in progress within property and equipment on our condensed consolidated balance sheets as of December 31 and March 31, 2017, respectively, which primarily represents progress payments on aircraft to be delivered in future periods.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 10 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
In connection with the issuance of the 6¼% Senior Notes due 2022 (the “6¼% Senior Notes”) and the 4½% Convertible Senior Notes, the Guarantor Subsidiaries fully, unconditionally, jointly and severally guaranteed the payment obligations under these notes. The following supplemental financial information sets forth, on a consolidating basis, the balance sheet, statement of operations, comprehensive income and cash flow information for Bristow Group Inc. (“Parent Company Only”), for the Guarantor Subsidiaries and for our other subsidiaries (the “Non-Guarantor Subsidiaries”). We have not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Operations
Three Months Ended December 31, 2017

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue:
Gross revenue	$188	$47,377	$313,170	$—	$360,735
Intercompany revenue	—	28,608	—	(28,608)	—
	188	75,985	313,170	(28,608)	360,735
Operating expense:
Direct cost and reimbursable expense	81	49,540	236,968	—	286,589
Intercompany expenses	—	—	28,608	(28,608)	—
Depreciation and amortization	3,048	12,489	16,145	—	31,682
General and administrative	13,937	6,514	22,915	—	43,366
	17,066	68,543	304,636	(28,608)	361,637

Gain (loss) on disposal of assets	(1,757)	(3,657)	823	—	(4,591)
Earnings from unconsolidated affiliates, net of losses	(11,503)	—	1,996	11,503	1,996
Operating income (loss)	(30,138)	3,785	11,353	11,503	(3,497)
Interest expense, net	(9,480)	(5,008)	(4,605)	—	(19,093)
Other income (expense), net	(16)	227	(977)	—	(766)

Income (loss) before (provision) benefit for income taxes	(39,634)	(996)	5,771	11,503	(23,356)
Allocation of consolidated income taxes	31,373	(1,791)	(16,163)	—	13,419
Net loss	(8,261)	(2,787)	(10,392)	11,503	(9,937)
Net (income) loss attributable to noncontrolling interests	(12)	—	1,676	—	1,664
Net loss attributable to Bristow Group	$(8,273)	$(2,787)	$(8,716)	$11,503	$(8,273)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Operations
Three Months Ended December 31, 2016

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue:
Gross revenue	$—	$39,558	$297,885	$—	$337,443
Intercompany revenue	—	29,799	—	(29,799)	—
	—	69,357	297,885	(29,799)	337,443
Operating expense:
Direct cost and reimbursable expense	703	45,794	226,052	—	272,549
Intercompany expenses	—	—	29,799	(29,799)	—
Depreciation and amortization	2,233	10,942	16,593	—	29,768
General and administrative	13,897	5,841	25,671	—	45,409
	16,833	62,577	298,115	(29,799)	347,726

Loss on impairment	—	—	(8,706)	—	(8,706)
Loss on disposal of assets	—	(361)	(513)	—	(874)
Earnings from unconsolidated affiliates, net of losses	4,562	—	765	(4,561)	766
Operating income (loss)	(12,271)	6,419	(8,684)	(4,561)	(19,097)
Interest expense, net	(11,525)	(42)	(612)	—	(12,179)
Other income (expense), net	497	1,666	(495)	—	1,668

Income (loss) before (provision) benefit for income taxes	(23,299)	8,043	(9,791)	(4,561)	(29,608)
Allocation of consolidated income taxes	1,386	(1,138)	3,312	—	3,560
Net income (loss)	(21,913)	6,905	(6,479)	(4,561)	(26,048)
Net (income) loss attributable to noncontrolling interests	(13)	—	4,134	—	4,121
Net income (loss) attributable to Bristow Group	$(21,926)	$6,905	$(2,345)	$(4,561)	$(21,927)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Operations
Nine Months Ended December 31, 2017

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue:
Gross revenue	$188	$140,104	$946,228	$—	$1,086,520
Intercompany revenue	—	92,518	—	(92,518)	—
	188	232,622	946,228	(92,518)	1,086,520
Operating expense:
Direct cost and reimbursable expense	3,350	147,829	733,314	—	884,493
Intercompany expenses	—	—	92,518	(92,518)	—
Depreciation and amortization	8,981	38,209	46,929	—	94,119
General and administrative	50,924	17,899	69,872	—	138,695
	63,255	203,937	942,633	(92,518)	1,117,307

Loss on impairment	—	(1,192)	—	—	(1,192)
Gain (loss) on disposal of assets	(1,757)	7,356	(18,017)	—	(12,418)
Earnings from unconsolidated affiliates, net of losses	(22,506)	—	3,394	22,506	3,394
Operating income (loss)	(87,330)	34,849	(11,028)	22,506	(41,003)
Interest expense, net	(29,174)	(16,811)	(7,692)	—	(53,677)
Other income (expense), net	(142)	(529)	818	—	147

Income (loss) before (provision) benefit for income taxes	(116,646)	17,509	(17,902)	22,506	(94,533)
Allocation of consolidated income taxes	21,925	(7,896)	(16,575)	—	(2,546)
Net income (loss)	(94,721)	9,613	(34,477)	22,506	(97,079)
Net (income) loss attributable to noncontrolling interests	(36)	—	2,358	—	2,322
Net income (loss) attributable to Bristow Group	$(94,757)	$9,613	$(32,119)	$22,506	$(94,757)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Operations
Nine Months Ended December 31, 2016

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue:
Gross revenue	$—	$127,414	$936,894	$—	$1,064,308
Intercompany revenue	—	78,413	—	(78,413)	—
	—	205,827	936,894	(78,413)	1,064,308
Operating expense:
Direct cost and reimbursable expense	72	142,270	727,270	—	869,612
Intercompany expenses	—	—	78,413	(78,413)	—
Depreciation and amortization	6,549	38,728	47,777	—	93,054
General and administrative	51,643	18,921	78,714	—	149,278
	58,264	199,919	932,174	(78,413)	1,111,944

Loss on impairment	—	(4,761)	(11,517)	—	(16,278)
Loss on disposal of assets	—	(11,936)	(1,141)	—	(13,077)
Earnings from unconsolidated affiliates, net of losses	(17,861)	—	4,733	17,905	4,777
Operating income (loss)	(76,125)	(10,789)	(3,205)	17,905	(72,214)
Interest expense, net	(31,757)	(1,070)	(1,706)	—	(34,533)
Other income (expense), net	1,249	3,312	(6,079)	—	(1,518)

Loss before (provision) benefit for income taxes	(106,633)	(8,547)	(10,990)	17,905	(108,265)
Allocation of consolidated income taxes	14,178	(4,870)	1,730	—	11,038
Net loss	(92,455)	(13,417)	(9,260)	17,905	(97,227)
Net (income) loss attributable to noncontrolling interests	(40)	—	4,771	—	4,731
Net loss attributable to Bristow Group	$(92,495)	$(13,417)	$(4,489)	$17,905	$(92,496)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended December 31, 2017

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net loss	$(8,261)	$(2,787)	$(10,392)	$11,503	$(9,937)
Other comprehensive loss:
Currency translation adjustments	—	(18)	1,116	(1,155)	(57)
Total comprehensive loss	(8,261)	(2,805)	(9,276)	10,348	(9,994)

Net (income) loss attributable to noncontrolling interests	(12)	—	1,676	—	1,664
Currency translation adjustments attributable to noncontrolling interests	—	—	(17)	—	(17)
Total comprehensive (income) loss attributable to noncontrolling interests	(12)	—	1,659	—	1,647
Total comprehensive loss attributable to Bristow Group	$(8,273)	$(2,805)	$(7,617)	$10,348	$(8,347)

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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
Nine Months Ended December 31, 2017

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net income (loss)	$(94,721)	$9,613	$(34,477)	$22,506	$(97,079)
Other comprehensive income (loss):
Currency translation adjustments	—	626	29,686	(9,918)	20,394
Total comprehensive income (loss)	(94,721)	10,239	(4,791)	12,588	(76,685)

Net (income) loss attributable to noncontrolling interests	(36)	—	2,358	—	2,322
Currency translation adjustments attributable to noncontrolling interests	—	—	530	—	530
Total comprehensive (income) loss attributable to noncontrolling interests	(36)	—	2,888	—	2,852
Total comprehensive income (loss) attributable to Bristow Group	$(94,757)	$10,239	$(1,903)	$12,588	$(73,833)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
Nine Months Ended December 31, 2016

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net loss	$(92,455)	$(13,417)	$(9,260)	$17,905	$(97,227)
Other comprehensive income (loss):
Currency translation adjustments	—	—	196,442	(227,912)	(31,470)
Total comprehensive income (loss)	(92,455)	(13,417)	187,182	(210,007)	(128,697)

Net (income) loss attributable to noncontrolling interests	(40)	—	4,771	—	4,731
Currency translation adjustments attributable to noncontrolling interests	—	—	(5,652)	—	(5,652)
Total comprehensive income attributable to noncontrolling interests	(40)	—	(881)	—	(921)
Total comprehensive income (loss) attributable to Bristow Group	$(92,495)	$(13,417)	$186,301	$(210,007)	$(129,618)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Balance Sheet
As of December 31, 2017

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$27,895	$—	$90,875	$(922)	$117,848
Accounts receivable	148,115	419,838	320,897	(674,071)	214,779
Inventories	—	31,623	102,370	—	133,993
Assets held for sale	—	25,265	5,773	—	31,038
Prepaid expenses and other current assets	2,427	5,234	36,007	—	43,668
Total current assets	178,437	481,960	555,922	(674,993)	541,326
Intercompany investment	2,387,382	104,435	136,627	(2,628,444)	—
Investment in unconsolidated affiliates	—	—	211,115	—	211,115
Intercompany notes receivable	166,341	36,358	157,575	(360,274)	—
Property and equipment—at cost:
Land and buildings	4,806	58,252	178,734	—	241,792
Aircraft and equipment	157,421	1,135,071	1,218,830	—	2,511,322
	162,227	1,193,323	1,397,564	—	2,753,114
Less: Accumulated depreciation and amortization	(38,062)	(257,033)	(378,835)	—	(673,930)
	124,165	936,290	1,018,729	—	2,079,184
Goodwill	—	—	20,299	—	20,299
Other assets	9,471	1,961	103,822	(21)	115,233
Total assets	$2,865,796	$1,561,004	$2,204,089	$(3,663,732)	$2,967,157

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$348,871	$203,517	$190,827	$(655,787)	$87,428
Accrued liabilities	48,284	4,391	157,341	(17,975)	192,041
Short-term borrowings and current maturities of long-term debt	40,087	20,335	32,714	—	93,136
Total current liabilities	437,242	228,243	380,882	(673,762)	372,605
Long-term debt, less current maturities	513,801	277,442	311,522	—	1,102,765
Intercompany notes payable	187,531	133,087	40,757	(361,375)	—
Accrued pension liabilities	—	—	54,291	—	54,291
Other liabilities and deferred credits	13,570	7,660	16,538	—	37,768
Deferred taxes	78,937	47,494	15,494	(21)	141,904
Redeemable noncontrolling interest	—	—	3,859	—	3,859
Stockholders’ investment:
Common stock	381	20,028	131,317	(151,345)	381
Additional paid-in-capital	844,825	45,306	284,048	(329,354)	844,825
Retained earnings	894,684	800,730	674,765	(1,475,495)	894,684
Accumulated other comprehensive loss	78,306	1,014	285,707	(672,380)	(307,353)
Treasury shares	(184,796)	—	—	—	(184,796)
Total Bristow Group stockholders’ investment	1,633,400	867,078	1,375,837	(2,628,574)	1,247,741
Noncontrolling interests	1,315	—	4,909	—	6,224
Total stockholders’ investment	1,634,715	867,078	1,380,746	(2,628,574)	1,253,965
Total liabilities, redeemable noncontrolling interest and stockholders’ investment	$2,865,796	$1,561,004	$2,204,089	$(3,663,732)	$2,967,157

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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Cash Flows
Nine Months Ended December 31, 2017

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash provided by (used in) operating activities	$(105,817)	$34,995	$62,437	$(922)	$(9,307)
Cash flows from investing activities:
Capital expenditures	(8,182)	(7,755)	(97,984)	77,480	(36,441)
Proceeds from asset dispositions	—	85,760	40,267	(77,480)	48,547
Proceeds from OEM cost recoveries	—	—	94,463	—	94,463
Net cash provided by (used in) investing activities	(8,182)	78,005	36,746	—	106,569
Cash flows from financing activities:
Proceeds from borrowings	318,550	—	230,218	—	548,768
Debt issuance costs	(2,558)	(552)	(8,543)	—	(11,653)
Repayment of debt	(569,325)	(13,137)	(27,205)	—	(609,667)
Purchase of 4½% Convertible Senior Notes call option	(40,393)	—	—	—	(40,393)
Proceeds from issuance of warrants	30,259	—	—	—	30,259
Dividends paid	110,637	—	(113,102)	—	(2,465)
Increases (decreases) in cash related to intercompany advances and debt	291,969	(99,610)	(192,359)	—	—
Partial prepayment of put/call obligation	(36)	—	—	—	(36)
Repurchases for tax withholdings on vesting of equity awards	(591)	—	—	—	(591)
Net cash provided by (used in) financing activities	138,512	(113,299)	(110,991)	—	(85,778)
Effect of exchange rate changes on cash and cash equivalents	—	—	9,708	—	9,708
Net increase (decrease) in cash and cash equivalents	24,513	(299)	(2,100)	(922)	21,192
Cash and cash equivalents at beginning of period	3,382	299	92,975	—	96,656
Cash and cash equivalents at end of period	$27,895	$—	$90,875	$(922)	$117,848

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Cash Flows
Nine Months Ended December 31, 2016

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash provided by (used in) operating activities	$(87,634)	$39,771	$36,712	$(2,947)	$(14,098)
Cash flows from investing activities:
Capital expenditures	(15,385)	(21,093)	(83,248)	—	(119,726)
Proceeds from asset dispositions	—	12,894	1,450	—	14,344
Investment in unconsolidated affiliate	—	290	—	—	290
Net cash used in investing activities	(15,385)	(7,909)	(81,798)	—	(105,092)
Cash flows from financing activities:
Proceeds from borrowings	243,900	109,890	6,450	—	360,240
Debt issuance costs	(2,925)	—	(958)	—	(3,883)
Repayment of debt	(218,900)	(4,494)	(20,283)	—	(243,677)
Dividends paid	(7,010)	4	(360)	—	(7,366)
Increases (decreases) in cash related to intercompany advances and debt	55,910	(140,655)	84,745	—	—
Partial prepayment of put/call obligation	(38)	—	—	—	(38)
Dividends paid to noncontrolling interest	—	—	(2,533)	—	(2,533)
Payment of contingent consideration	—	—	(10,000)	—	(10,000)
Repurchases for tax withholdings on vesting of equity awards	(762)	—	—	—	(762)
Net cash provided by (used in) financing activities	70,175	(35,255)	57,061	—	91,981
Effect of exchange rate changes on cash and cash equivalents	—	—	(5,942)	—	(5,942)
Net increase (decrease) in cash and cash equivalents	(32,844)	(3,393)	6,033	(2,947)	(33,151)
Cash and cash equivalents at beginning of period	35,241	3,393	65,676	—	104,310
Cash and cash equivalents at end of period	$2,397	$—	$71,709	$(2,947)	$71,159

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Bristow Group Inc.:
We have reviewed the condensed consolidated balance sheets of Bristow Group Inc. and subsidiaries as of December 31, 2017, the related condensed consolidated statements of operations and comprehensive loss, for the three-month and nine-month periods ended December 31, 2017 and 2016, the related condensed consolidated statements of cash flows for the nine-month periods ended December 31, 2017 and 2016, and the related condensed consolidated statements of changes in equity and redeemable noncontrolling interest for the nine-month period ended December 31, 2017. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Bristow Group Inc. and subsidiaries as of March 31, 2017, and the related consolidated statements of operations, comprehensive loss, cash flows and stockholders’ investment and redeemable noncontrolling interests for the year then ended (not presented herein); and in our report dated May 23, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
Houston, Texas
February 8, 2018

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 (the “fiscal year 2017 Annual Report”) and the MD&A contained therein. In the discussion that follows, the terms “Current Quarter” and “Comparable Quarter” refer to the three months ended December 31, 2017 and 2016, respectively, and the terms “Current Period” and “Comparable Period” refer to the nine months ended December 31, 2017 and 2016, respectively. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ending March 31, 2018 is referred to as “fiscal year 2018”.
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
In fiscal year 2013, Bristow Helicopters was awarded a contract with the U.K. Department for Transport (the “DfT”) to provide public sector SAR services for all of the U.K. (the “U.K. SAR contract”). The U.K. SAR contract has a phased-in transition period that began in April 2015 and continued to July 2017 with a contract length of approximately ten years. We are currently operational at all ten bases as follows: Humberside and Inverness (April 2015), Caernarfon (July 2015), Lydd (August 2015), St. Athan (October 2015), Prestwick and Newquay (January 2016), Lee-on-Solent (March 2017), and two previously awarded Gap SAR bases of Sumburgh (June 2013) and Stornoway (July 2013). One Gap SAR base transitioned to the U.K. SAR contract on March 31, 2017 and the remaining Gap SAR base transitioned to the U.K. SAR contract on July 1, 2017.
During the Current Period, we generated approximately 69% of our consolidated operating revenue from external clients from oil and gas operations, approximately 16% from SAR operations and approximately 15% from fixed wing services that support our global helicopter operations.
We conduct our business in one segment: industrial aviation services. The industrial aviation services segment operations are conducted primarily through two hubs that include four regions:

•	Europe Caspian,

•	Africa,

•	Americas, and

•	Asia Pacific.
We primarily provide industrial aviation services to a broad base of major integrated, national and independent offshore energy companies. Our clients charter our helicopters primarily to transport personnel between onshore bases and offshore production platforms, drilling rigs and other installations. To a lesser extent, our clients also charter our helicopters to transport time-sensitive equipment to these offshore locations. These clients’ operating expenditures in the production sector are the principal source of our revenue, while their exploration and development capital expenditures provide a lesser portion of our revenue. The clients for SAR services include both the oil and gas industry, where our revenue is primarily dependent on our clients’ operating expenditures, and governmental agencies, where our revenue is dependent on a country’s desire to privatize SAR and enter into long-term contracts. As of December 31, 2017, we operated 292 aircraft (including 190 owned aircraft and 102 leased aircraft; 9 of the owned aircraft are held for sale) and our unconsolidated affiliates operated 114 aircraft in addition to those aircraft leased from us.

The chart below presents (1) the number of aircraft in our fleet and their distribution among the regions of our industrial aviation services segment as of December 31, 2017; (2) the number of helicopters which we had on order or under option as of December 31, 2017; and (3) the percentage of operating revenue which each of our regions provided during the Current Period. For additional information regarding our commitments and options to acquire aircraft, see Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Percentage of Current Period Operating Revenue	Aircraft in Consolidated Fleet
		Helicopters			Fixed Wing (1)		Unconsolidated Affiliates (4)
		Small	Medium	Large		Total (2)(3)		Total
Europe Caspian	54%	—	16	79	32	127	—	127
Africa	14%	9	28	5	5	47	48	95
Americas	17%	16	41	16	—	73	66	139
Asia Pacific	15%	—	10	21	14	45	—	45
Total	100%	25	95	121	51	292	114	406
Aircraft not currently in fleet: (5)
On order		—	—	27	—	27
Under option		—	—	4	—	4
_____________

(1)
Eastern Airways operates a total of 32 fixed wing aircraft in the Europe Caspian region and provides technical support for three fixed wing aircraft in the Africa region. Additionally, Airnorth operates a total of 14 fixed wing aircraft, which are included in the Asia Pacific region.

(2)	Includes 9 aircraft held for sale and 102 leased aircraft as follows:

	Held for Sale Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Fixed Wing	Total
Europe Caspian	—	2	—	—	2
Africa	—	1	—	1	2
Americas	—	4	—	—	4
Asia Pacific	—	—	—	1	1
Total	—	7	—	2	9

	Leased Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Fixed Wing	Total
Europe Caspian	—	6	40	14	60
Africa	—	1	2	2	5
Americas	3	14	6	—	23
Asia Pacific	—	3	7	4	14
Total	3	24	55	20	102

(3)	The average age of our helicopter fleet was approximately nine years as of December 31, 2017.

(4)
The 114 aircraft operated by our unconsolidated affiliates do not include those aircraft leased from us. Includes 44 helicopters (primarily medium) and 22 fixed wing aircraft owned and managed by Líder Táxi Aéreo S.A. (“Líder”), our unconsolidated affiliate in Brazil included in the Americas region, and 41 helicopters and seven fixed wing aircraft owned by Petroleum Air Services (“PAS”), our unconsolidated affiliate in Egypt included in the Africa region.

(5)	This table does not reflect aircraft which our unconsolidated affiliates may have on order or under option.

The commercial aircraft in our consolidated fleet represented in the above chart are our primary source of revenue. To normalize the consolidated operating revenue of our commercial helicopter fleet for the different revenue productivity and cost, we developed a common weighted factor that combines large, medium and small commercial helicopters into a combined standardized number of revenue producing commercial aircraft assets. We call this measure Large AirCraft Equivalent (“LACE”). Our commercial large, medium and small helicopters, including owned and leased helicopters, are weighted as 100%, 50%, and 25%, respectively, to arrive at a single LACE number, which excludes fixed wing aircraft, unconsolidated affiliate aircraft, aircraft held for sale and aircraft construction in progress. We divide our operating revenue from commercial contracts relating to LACE aircraft, which excludes operating revenue from affiliates and reimbursable revenue, by LACE to develop a LACE rate, which is a standardized rate. Our historical LACE and LACE rate is as follows:

	Current Period (1)	Fiscal Year Ended March 31,
		2017	2016	2015	2014	2013
LACE	171	174	162	166	158	158
LACE Rate (in millions)	$6.85	$6.63	$8.85	$9.33	$9.34	$8.35
_____________

(1)	LACE rate is annualized.
The following table presents the distribution of LACE helicopters owned and leased, and the percentage of LACE leased as of December 31, 2017. The percentage of LACE leased is calculated by taking the total LACE for leased commercial helicopters divided by the total LACE for all commercial helicopters we operate, including both owned and leased.

	LACE
	Owned Aircraft	Leased Aircraft	Percentage of LACE leased
Europe Caspian	43	43	50%
Africa	18	3	12%
Americas	25	14	36%
Asia Pacific	18	9	33%
Total	104	68	40%
Our Strategy
Our goal is to strengthen our position as the leading industrial aviation services provider to the offshore energy industry and a leading industrial aviation services provider for civilian SAR and to pursue additional business opportunities that leverage our strengths in these markets. Our vision is to be a safe, financially strong, diversified global leader, succeeding no matter how challenging market conditions may be. To achieve this goal and vision, we intend to employ our “STRIVE” strategy as follows:

•
Sustain Target Zero Safety Culture. Safety will always be our number one focus. The best approach to be Target Zero is to continuously improve our safety systems and processes to allow us to become even safer and to build confidence in our industry and among our regulators with respect to the safety of helicopter transportation globally.

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

•
Improve Balance Sheet and Return on Capital. We seek to continue to improve our balance sheet and liquidity and reduce our capital costs, with a goal of debt reduction and profitability. To achieve this we have historically practiced the principal of prudent balance sheet management and have proactively managed our liquidity position with cash flows from operations, as well as external financings. These external financings have included the use of operating leases for a target of approximately 35% of our LACE. The target recognizes that we will have variability above or below the target of approximately 5% of our LACE due to timing of leases, purchases, disposals and lease terminations. As of December 31, 2017, commercial helicopters under operating leases accounted for 40% of our LACE. See “Liquidity and Capital Resources — Financial Condition and Sources of Liquidity” included elsewhere in this Quarterly Report for further discussion of our capital structure and liquidity.

•
Value Added Acquisitions and Divestitures. We intend to pursue value-added acquisitions that not just make us bigger but better; that improve our competitive posture to thrive in an economy that is undergoing long-term structural change. We may also divest of portions of our business or assets to narrow our product lines and reduce our operational footprint to reduce leverage and improve return on capital.

•	Execute on Bristow Transformation. We intend to sustain our strategy and the effective transformation of our business by focusing on execution globally.
Fiscal year 2018 STRIVE priorities — During fiscal year 2018, we are employing the following priorities in furtherance of the STRIVE strategy: (1) maintaining safety as our first priority; (2) achieving cost efficiencies, including the reduction of corporate general and administrative expenses to approximately 12% of revenues, while also implementing lean processes and improving productivity; (3) utilizing portfolio and fleet optimization, combined with pursuing original equipment manufacturers (“OEM”) cost recoveries and capital expenditure reduction to improve liquidity and reduce debt; and (4) achieving revenue growth through contract wins in our primary geographical hubs with a focus on delivering greater efficiencies to our core oil and gas clients.
Market Outlook
Our core business is providing industrial aviation services to the worldwide oil and gas industry. We also provide public and private sector SAR services and fixed wing transportation services. Our global operations and critical mass of helicopters provide us with geographic and client diversity which helps mitigate risks associated with a single market or client.
The oil and gas business environment experienced a significant downturn beginning during fiscal year 2015. Brent crude oil prices declined from approximately $106 per barrel as of July 1, 2014 to a low of approximately $26 per barrel in February 2016, with an increase to approximately $60 per barrel as of December 31, 2017. The decrease in oil prices was driven by increased global supply and forecasts of reduced demand for crude oil resulting from weaker global economic growth in many regions of the world. The oil price decline negatively impacted the cash flow of our clients and resulted in their implementation of measures to reduce operational and capital costs, negatively impacting activity beginning in fiscal year 2015. These cost reductions have continued into fiscal year 2018 and have impacted both the offshore production and the offshore exploration activity of our clients, with offshore production activity being impacted to a lesser extent. Although the largest share of our revenue relates to oil and gas production and our largest contract, the U.K. SAR contract, is not directly impacted by declining oil prices, the significant drop in the price of crude oil resulted in the rescaling, delay or cancellation of planned offshore projects which has negatively impacted our operations and could continue to negatively impact our operations in future periods. The oil price environment is showing signs of stabilizing, but we are uncertain as to when a recovery in offshore spending will occur. An extended period of reduced crude oil prices and related offshore spending may have a material impact on our financial position, cash flow and results of operations.
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
Through the continued downturn we have been successful in preserving our liquidity and managing revenue and margin declines through cost reductions and capital efficiencies, diversification into other lines of service, such as SAR and fixed wing services, OEM cost recoveries and public and private financings.
Additionally, we have taken the following actions in an effort to address the downturn:

•
We continue to seek ways to operate more efficiently in the current market and work with our clients to improve the efficiency of their operations. We achieved approximately $80.0 million of annualized cost reductions and cash savings in fiscal year 2017 relative to our original fiscal year 2017 operating plan by proactively implementing operating cost initiatives, and further cost reductions and cash savings have been put into effect during fiscal year 2018.

•
We increased our financial flexibility by amending certain financial covenants in each of our senior secured credit agreements and entering into new secured equipment financings that resulted in aggregate proceeds of $630 million funded in fiscal years 2017 and 2018. Additionally, in December 2017, we completed the sale of $143.8 million of 4½% Convertible Senior Notes due 2023 (the “4½% Convertible Senior Notes”) as discussed in Note 3 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report and under “Recent Events” below.

•
We worked with our OEMs to defer approximately $190 million of capital expenditures relating to fiscal years 2018 through 2020 into fiscal year 2020 and beyond and expect to achieve approximately $130 million in cost recoveries from OEMs in fiscal year 2018 related to ongoing aircraft issues, of which $125 million was recovered in the Current Quarter.

•
In early fiscal year 2018, we took additional steps to increase cost efficiency by optimizing our operations around two primary geographical hubs in key areas of our business, Europe and the Americas. We took significant steps to reduce general and administrative costs that included downsizing our corporate office and the size of our senior management team. Consistent with our STRIVE strategy, Bristow is better positioned to win contracts because it is a more nimble regionally focused and cost efficient business.

•
In August 2017, we suspended our quarterly dividend as part of a broader plan of reducing costs and improving liquidity. By suspending this $0.07 per share quarterly dividend, we expect to preserve approximately $10 million of cash annually.

Recent Events
4½% Convertible Senior Notes — On December 18, 2017, we issued and sold $143.8 million of the 4½% Convertible Senior Notes. The proceeds were used to repay $89.6 million of the $350 million term loan (the “Term Loan”) and to pay $10.1 million of the cost of the convertible note hedge transactions entered into in connection with the 4½% Convertible Senior Notes, with the remainder available for general corporate purposes. Additional details regarding the 4½% Convertible Senior Notes are provided in Note 3 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.
Tax Cuts and Jobs Act — On December 22, 2017, the United States Congress enacted the Tax Cuts and Jobs Act (the “Act”). The Act includes numerous changes in existing U.S. tax law, including a permanent reduction in the U.S. federal corporate income tax rate from 35% to 21%. The rate reduction takes effect on January 1, 2018. Further, the Act provides for a one-time “deemed repatriation” of accumulated foreign earnings of certain foreign corporations. Under U.S. generally accepted accounting principles, our net deferred tax liabilities are required to be revalued during the period in which the new tax legislation is enacted. We have made reasonable estimates for the change in the U.S. federal corporate income tax rate and one-time “deemed repatriation” of accumulated foreign earnings. We estimate the revaluation of U.S. net deferred tax liabilities will result in a one-time tax benefit of approximately $75.6 million offset by an estimated $61.5 million in tax expense as a result of the “deemed repatriation” of foreign earnings. We are still analyzing certain aspects of the Act and refining our calculations.
Because of the complexity, we are continuing to evaluate certain provisions of the Act which may have an impact on our income taxes beginning after fiscal year 2018.
Bristow Academy sale — On November 1, 2017, we sold our 100% interest in Bristow Academy, as we continue to execute on our priority to optimize our business portfolio to improve our competitive position during the market downturn. The sales price is a minimum of $1.5 million to be received over a maximum of four years with potential additional consideration based on Bristow Academy’s financial performance.
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
The sale of this non-core business resulted in total charges recorded in the Current Quarter and Current Period of $0.7 million and $7.2 million, respectively, which resulted from the combined loss on the sale and related impairment of assets included in loss on disposal of assets on our condensed consolidated statement of operations.
With the completion of this sale and similar dispositions of non-core assets in prior fiscal years, we have streamlined our business to focus on our core oil and gas, SAR and fixed wing businesses globally. No significant non-core assets outside of these key areas of concentration remain upon completion of this sale.

Fleet updates — As previously reported, on April 29, 2016, another company’s EC 225LP (also known as a H225LP) model helicopter crashed near Turøy outside of Bergen, Norway resulting in the European Aviation Safety Agency (“EASA”) issuing airworthiness directives prohibiting flight of H225LP and AS332L2 model aircraft. On July 20, 2017, the U.K. CAA and NCAA issued safety and operational directives which detail the conditions to apply for the safe return to service of H225LP and AS332L2 model aircraft, where operators wish to do so. We continue not to operate for commercial purposes our sole H225LP model aircraft in Norway, our thirteen H225LP model aircraft in the U.K. or our six H225LP model aircraft in Australia, or for search and rescue purposes, including training and missions, any of our other four H225LP model aircraft in Norway or our other three H225LP model aircraft in Australia. We are carefully evaluating next steps and demand for the H225LP model aircraft in our oil and gas and search and rescue operations worldwide, with the safety of passengers and crews remaining our highest priority. During the three months ended December 31, 2017, we returned three of these H225LP models to the lessor; two were previously operating in Australia and one was previously operating in the U.K. During February 2018, we returned one H225LP model to the lessor that was previously operating in the U.K.
Separately, our efforts to successfully integrate AW189 aircraft into service for the U.K. SAR contract have been delayed due to a product improvement plan with the aircraft. As a result, the acceptance of four AW189 aircraft will be pushed to later dates. We continue to meet our contractual obligations under the U.K. SAR contract through the utilization of other aircraft.
During fiscal year 2018, we reached agreements with OEMs to recover approximately $130.0 million related to ongoing aircraft issues mentioned above, of which $125.0 million was recovered during the Current Quarter. For further details on the accounting treatment, see Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.
PK Air Debt — On July 17, 2017, a wholly-owned subsidiary entered into a term loan credit agreement with PK AirFinance S.à r.l., as agent, and PK Transportation Finance Ireland Limited, as lender, and other lenders from time to time party thereto, which provided for commitments in an aggregate amount of up to $230 million to make up to 24 term loans, each of which term loans shall be made in respect of an aircraft to be pledged as collateral for all of the term loans. The term loans also will be secured by a pledge of all shares of the borrower and any other assets of the borrower, and will be guaranteed by the Company. The financing funded in September 2017 and proceeds from the financing were used to repay $17.0 million of the $200 million of term loan commitments (“Term Loan Credit Facility”), $93.7 million of the Term Loan and $103.0 million of the $400 million revolving credit facility (“Revolving Credit Facility”). Additionally, in October 2017, we paid off the remaining $28.9 million of the Term Loan Credit Facility.
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
Our Europe hub includes Africa, Asia, Australia, Norway, U.K., Turkmenistan and the Middle East. Our Americas hub includes the U.S. Gulf of Mexico, Guyana, Trinidad, Canada and Brazil, and had included Bristow Academy prior to its sale on November 1, 2017. Despite these structural changes, we are still operating primarily out of the four operating regions previously discussed and therefore have not made any changes to the regional disclosure of results for our industrial aviation services segment operations in this Quarterly Report.
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
The decision by Nigeria’s central bank to move to market-driven foreign currency trading — On June 20, 2016, Nigeria’s central bank abandoned its 16-month peg to the U.S. dollar, which resulted in a 38% devaluation of the naira versus the U.S. dollar from June 20 to June 30, 2016 and an additional 21% devaluation of the naira versus the U.S. dollar from June 30, 2016 to December 31, 2017. For discussion of the impact of changes in foreign currency exchange rates, including the naira, on our results, see “— Results of Operations — Current Quarter Compared to Comparable Quarter” and “— Results of Operations — Current Period Compared to Comparable Period” included elsewhere in this Quarterly Report.
Selected Regional Perspectives
Brazil represents a significant part of our long term helicopter growth outlook due to its concentration and size of its offshore oil reserves. However, in the short term, Brazil and specifically, Petrobras, continues to evidence uncertainty as the price of oil and Petrobras’ restructuring efforts have impacted the helicopter industry. Petrobras did not release any new tenders for multiple medium and large aircraft that were expected to commence in calendar year 2016. While this represents a contraction in short-term demand, Brazil’s impact on long-term helicopter demand is expected to be material. Petrobras represented 64% and 66% of Líder’s operating revenue in calendar years 2017 and 2016, respectively. As of December 31, 2017, we have no aircraft on lease to Líder.
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
Currency fluctuations continue to make it difficult to predict the earnings from our Líder investment. These currency fluctuations, which primarily do not impact Líder’s cash flow from operations, had a significant negative impact on Líder’s results in recent years, impacting our earnings from unconsolidated affiliates. Earnings from unconsolidated affiliates, net of losses, on our consolidated statements of operations, is included in calculating adjusted EBITDA, adjusted net income (loss) and adjusted diluted earnings (loss) per share.
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

We conduct business in various foreign countries, and as such, our cash flows and earnings are subject to fluctuations and related risks from changes in foreign currency exchange rates. During the Current Period, our primary foreign currency exposure was related to the British pound sterling, the euro, the Australian dollar, the Norwegian kroner and the Nigerian naira and our unconsolidated affiliates foreign currency exposure is primarily related to the Brazilian real. The Brexit event discussed above and elsewhere in this Quarterly Report is an example of this exposure and possible impact on our results of operations.

Results of Operations
The following table presents our operating results and other statement of operations information for the applicable periods:

	Three Months Ended December 31,		Favorable (Unfavorable)

	2017	2016

	(In thousands, except per share amounts, percentages and flight hours)
Gross revenue:
Operating revenue	$345,528	$324,353	$21,175	6.5%
Reimbursable revenue	15,207	13,090	2,117	16.2%
Total gross revenue	360,735	337,443	23,292	6.9%

Operating expense:
Direct cost	271,864	260,343	(11,521)	(4.4)%
Reimbursable expense	14,725	12,206	(2,519)	(20.6)%
Depreciation and amortization	31,682	29,768	(1,914)	(6.4)%
General and administrative	43,366	45,409	2,043	4.5%
Total operating expense	361,637	347,726	(13,911)	(4.0)%

Loss on impairment	—	(8,706)	8,706	100.0%
Loss on disposal of assets	(4,591)	(874)	(3,717)	*
Earnings from unconsolidated affiliates, net of losses	1,996	766	1,230	160.6%

Operating loss	(3,497)	(19,097)	15,600	81.7%

Interest expense, net	(19,093)	(12,179)	(6,914)	(56.8)%
Other income (expense), net	(766)	1,668	(2,434)	(145.9)%

Loss before benefit for income taxes	(23,356)	(29,608)	6,252	21.1%
Benefit for income taxes	13,419	3,560	9,859	*

Net loss	(9,937)	(26,048)	16,111	61.9%
Net loss attributable to noncontrolling interests	1,664	4,121	(2,457)	(59.6)%
Net loss attributable to Bristow Group	$(8,273)	$(21,927)	$13,654	62.3%

Diluted loss per common share	$(0.23)	$(0.62)	$0.39	62.9%
Operating margin (1)	(1.0)%	(5.9)%	4.9%	83.1%
Flight hours (2)	44,952	40,094	4,858	12.1%

Non-GAAP financial measures: (3)
Adjusted EBITDA	$34,964	$22,918	$12,046	52.6%
Adjusted EBITDA margin (1)	10.1%	7.1%	3.0%	42.3%
Adjusted net loss	$(18,450)	$(10,121)	$(8,329)	(82.3)%
Adjusted diluted loss per share	$(0.52)	$(0.29)	$(0.23)	(79.3)%

	Nine Months Ended December 31,		Favorable (Unfavorable)

	2017	2016

	(In thousands, except per share amounts, percentages and flight hours)
Gross revenue:
Operating revenue	$1,043,249	$1,024,199	$19,050	1.9%
Reimbursable revenue	43,271	40,109	3,162	7.9%
Total gross revenue	1,086,520	1,064,308	22,212	2.1%

Operating expense:
Direct cost	842,128	831,516	(10,612)	(1.3)%
Reimbursable expense	42,365	38,096	(4,269)	(11.2)%
Depreciation and amortization	94,119	93,054	(1,065)	(1.1)%
General and administrative	138,695	149,278	10,583	7.1%
Total operating expense	1,117,307	1,111,944	(5,363)	(0.5)%

Loss on impairment	(1,192)	(16,278)	15,086	92.7%
Loss on disposal of assets	(12,418)	(13,077)	659	5.0%
Earnings from unconsolidated affiliates, net of losses	3,394	4,777	(1,383)	(29.0)%

Operating loss	(41,003)	(72,214)	31,211	43.2%

Interest expense, net	(53,677)	(34,533)	(19,144)	(55.4)%
Other income (expense), net	147	(1,518)	1,665	109.7%

Loss before provision for income taxes	(94,533)	(108,265)	13,732	12.7%
Benefit (provision) for income taxes	(2,546)	11,038	(13,584)	(123.1)%

Net loss	(97,079)	(97,227)	148	0.2%
Net loss attributable to noncontrolling interests	2,322	4,731	(2,409)	(50.9)%
Net loss attributable to Bristow Group	$(94,757)	$(92,496)	$(2,261)	(2.4)%

Diluted loss per common share	$(2.69)	$(2.64)	$(0.05)	(1.9)%
Operating margin (1)	(3.9)%	(7.1)%	3.2%	45.1%
Flight hours (2)	135,124	125,835	9,289	7.4%

Non-GAAP financial measures: (3)
Adjusted EBITDA	$82,545	$67,397	$15,148	22.5%
Adjusted EBITDA margin (1)	7.9%	6.6%	1.3%	19.7%
Adjusted net loss	$(59,198)	$(34,415)	$(24,783)	(72.0)%
Adjusted diluted loss per share	$(1.68)	$(0.98)	$(0.70)	(71.4)%
_____________
 * percentage change too large to be meaningful or not applicable.

(1)	Operating margin is calculated as operating income (loss) divided by operating revenue. Adjusted EBITDA margin is calculated as adjusted EBITDA divided by operating revenue.

(2)
Excludes flight hours from Bristow Academy and unconsolidated affiliates. Includes flight hours from Eastern Airways and Airnorth fixed wing operations in the U.K., Nigeria and Australia for the three months ended December 31, 2017 and 2016 totaling 11,246 and 9,580, respectively, and 32,923 and 30,344, respectively, for the nine months ended December 31, 2017 and 2016.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016

	(In thousands, except percentages and per share amounts)
Net loss	$(9,937)	$(26,048)	$(97,079)	$(97,227)
Loss on disposal of assets	4,591	874	12,418	13,077
Special items (i)	2,810	9,537	16,352	34,361
Depreciation and amortization	31,682	29,768	94,119	93,054
Interest expense	19,237	12,347	54,189	35,170
(Benefit) provision for income taxes	(13,419)	(3,560)	2,546	(11,038)
Adjusted EBITDA	$34,964	$22,918	$82,545	$67,397

Benefit (provision) for income taxes	$13,419	$3,560	$(2,546)	$11,038
Tax provision (benefit) on loss on disposal of assets	(2,130)	(1,953)	8,061	(5,858)
Tax provision (benefit) on special items	(15,448)	5,227	(1,272)	10,227
Adjusted (provision) benefit for income taxes	$(4,159)	$6,834	$4,243	$15,407

Effective tax rate (ii)	57.5%	12.0%	(2.7)%	10.2%
Adjusted effective tax rate (ii)	(26.1)%	37.9%	6.5%	29.9%

Net loss attributable to Bristow Group	$(8,273)	$(21,927)	$(94,757)	$(92,496)
Loss on disposal of assets (iii)	2,461	(1,079)	20,479	7,219
Special items (i) (iii)	(12,638)	12,885	15,080	50,862
Adjusted net loss	$(18,450)	$(10,121)	$(59,198)	$(34,415)

Diluted loss per share	$(0.23)	$(0.62)	$(2.69)	$(2.64)
Loss on disposal of assets (iii)	0.07	(0.03)	0.58	0.21
Special items (i) (iii)	(0.36)	0.37	0.43	1.45
Adjusted diluted loss per share (iv)	(0.52)	(0.29)	(1.68)	(0.98)
_____________

(i)
See information about special items during the Current Quarter and Comparable Quarter under “— Current Quarter Compared to Comparable Quarter” and Current Period and Comparable Period under “— Current Period Compared to Comparable Period” below.

(ii)
Effective tax rate is calculated by dividing benefit (provision) for income tax by pretax net loss. Adjusted effective tax rate is calculated by dividing adjusted benefit (provision) for income tax by adjusted pretax net loss. Tax provision (benefit) on loss on disposal of assets and tax provision (benefit) on special items is calculated using the statutory rate of the entity recording the loss on disposal of assets or special item.

(iii)
These amounts are presented after applying the appropriate tax effect to each item and dividing by the weighted average shares outstanding during the related period to calculate the earnings per share impact.

(iv)
Adjusted diluted earnings per share is calculated using the diluted weighted average number of shares outstanding of 35,368,212 and 35,095,240 during the Current Quarter and Comparable Quarter, respectively, and of 35,260,746 and 35,021,463 during the Current Period and the Comparable Period, respectively.

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

The following tables present region adjusted EBITDA and adjusted EBITDA margin discussed in “— Region Operating Results,” and consolidated adjusted EBITDA and adjusted EBITDA margin for the three and nine months ended December 31, 2017 and 2016:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016

	(In thousands, except percentages)
Europe Caspian	$18,614	$9,123	$58,716	$43,273
Africa	14,206	17,012	40,206	39,350
Americas	12,689	10,039	33,430	34,317
Asia Pacific	4,797	(5,027)	502	(10,513)
Corporate and other	(15,342)	(8,229)	(50,309)	(39,030)
Consolidated adjusted EBITDA	$34,964	$22,918	$82,545	$67,397

Europe Caspian	9.8%	5.3%	10.3%	7.9%
Africa	29.6%	34.3%	27.4%	25.7%
Americas	21.0%	18.9%	18.7%	20.4%
Asia Pacific	9.5%	(10.2)%	0.3%	(6.8)%
Consolidated adjusted EBITDA margin	10.1%	7.1%	7.9%	6.6%

The following tables present region depreciation and amortization and rent expense for the three and nine months ended December 31, 2017 and 2016:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016

	(In thousands)
Depreciation and amortization:
Europe Caspian	$12,771	$11,185	$36,789	$33,594
Africa	3,664	4,007	10,330	12,680
Americas	6,909	7,060	20,906	25,669
Asia Pacific	4,479	4,973	15,347	13,586
Corporate and other	3,859	2,543	10,747	7,525
Total depreciation and amortization	$31,682	$29,768	$94,119	$93,054

Rent expense:
Europe Caspian	$29,499	$34,115	$102,803	$100,007
Africa	2,048	1,767	6,424	6,101
Americas	6,295	5,638	18,480	16,258
Asia Pacific	2,807	10,247	24,356	28,803
Corporate and other	1,971	1,885	6,456	5,721
Total rent expense	$42,620	$53,652	$158,519	$156,890
Current Quarter Compared to Comparable Quarter
Operating revenue from external clients by line of service was as follows:

	Three Months Ended December 31,		Favorable (Unfavorable)
	2017	2016

	(In thousands, except percentages)
Oil and gas services	$236,655	$232,287	$4,368	1.9%
Fixed wing services	52,476	44,811	7,665	17.1%
U.K. SAR services	55,659	45,193	10,466	23.2%
Corporate and other	738	2,062	(1,324)	(64.2)%
Total operating revenue	$345,528	$324,353	$21,175	6.5%
The year-over-year increase in operating revenue was primarily driven by an increase in U.K. SAR services revenue due to additional bases coming online in fiscal years 2017 and 2018, an increase in operating revenue from our fixed wing services in our Asia Pacific, Africa and Europe Caspian regions and an increase in operating revenue for our oil and gas services primarily in our Americas and Europe Caspian regions due to an increase in activity. The activity level increase across our business was driven mostly by short term contracts, ad hoc and increased flying on existing contracts as we continue to see stability in certain markets, especially in the North Sea off of Norway and in the shelf in the U.S. Gulf of Mexico. Additionally, revenue increased by $10.8 million compared to the Comparable Quarter due to changes in foreign currency exchange rates, primarily related to the strengthening of the British pound sterling versus the U.S. dollar.
For the Current Quarter, we reported net loss of $8.3 million and a diluted loss per share of $0.23 compared to a net loss of $21.9 million and a diluted loss per share of $0.62 for the Comparable Quarter. The year-over-year change in net loss and diluted loss per share was primarily driven by one-time income tax benefits, higher revenue in the Current Quarter as discussed above, lower rent expense resulting from OEM cost recoveries in Current Quarter and impairment charges on goodwill recorded in the Comparable Quarter that did not recur in the Current Quarter. These favorable changes were partially offset by higher interest expense and higher loss on disposal of assets in the Current Quarter.

The net loss for the Current Quarter was significantly impacted by the following special items:

•
Organizational restructuring costs of $2.8 million ($2.5 million net of tax) included in direct cost and general and administrative expense, resulting from separation programs across our global organization designed to increase efficiency and reduce costs, and

•
A non-cash benefit of $15.1 million from tax items including a $75.6 million benefit related to the revaluation of net deferred tax liabilities to a lower tax rate resulting from the enactment of the Act in December 2017 and ongoing impact of valuation of deferred tax assets and recent financings of $1.0 million, partially offset by the impact of deemed repatriation of foreign earnings under the Act of $61.5 million.

Additionally, we had a loss on disposal of assets of $4.6 million ($2.5 million net of tax) during the Current Quarter primarily related to a loss of $3.0 million from the sale or disposal of aircraft and other equipment.
The Current Quarter results also benefited from the impact of OEM cost recoveries related to ongoing aircraft issues that resulted in a $125 million increase in cash and liquidity, a reduction in the carrying value of certain aircraft within our fleet by $94.5 million, a reduction in rent expense of $13.1 million (included in direct costs) and the recording of a liability of $17.4 million as of December 31, 2017. The liability recorded as of December 31, 2017 reflects the value of the OEM cost recoveries to be recorded as a reduction in rent expense in future periods, including $3.5 million to be recorded in the March 2018 quarter.
Excluding the special items described above and the loss on disposal of assets, adjusted net loss and adjusted diluted loss per share were $18.5 million and $0.52, respectively, for the Current Quarter. These adjusted results compare to adjusted net loss and adjusted diluted loss per share of $10.1 million and $0.29, respectively, for the Comparable Quarter. Additionally, adjusted EBITDA improved to $35.0 million in the Current Quarter from $22.9 million in the Comparable Quarter. The benefit from the OEM cost recoveries described above is included with adjusted net income, adjusted earnings per share and adjusted EBITDA in the Current Quarter.
The year-over-year change in adjusted net loss and adjusted diluted loss per share is primarily driven by an adjusted income tax expense in the Current Quarter compared to an adjusted income tax benefit in the Comparable Quarter and an increase in interest expense, partially offset by the increase in U.K. SAR, fixed wing services and oil and gas services revenue discussed above and the benefit from the OEM cost recoveries. The year-over-year change in adjusted EBITDA was primarily driven by the increase in U.K. SAR, fixed wing services and oil and gas services revenue discussed above and the benefit from the OEM cost recoveries.
The table below presents the year-over-year impact of changes in foreign currency exchange rates.

	Three Months Ended December 31,		Favorable (Unfavorable)
	2017	2016

	(in thousands, except per share amounts)
Revenue impact			$10,826
Operating expense impact			(9,028)
Year-over-year income statement translation			1,798

Transaction gains included in other income (expense), net	$368	$1,638	(1,270)
Líder foreign exchange impact included in earnings from unconsolidated affiliates	(757)	(1,241)	484
Total	$(389)	$397	(786)

Pre-tax income statement impact			1,012
Less: Foreign exchange impact on depreciation and amortization and interest expense			605
Adjusted EBITDA impact			$1,617

Net income impact (tax affected)			$2,069
Earnings per share impact			$0.06

The most significant foreign exchange impact related to a $1.8 million favorable impact from changes in foreign currency exchange rates in the Current Quarter primarily driven by the impact of the appreciating British pound sterling on the translation of our results in our Europe Caspian region. During the Current Quarter, we benefited from the appreciation of the British pound sterling from the Comparable Quarter where a majority of our revenue is contracted in British pound sterling with our expense being more evenly split between U.S. dollars and British pound sterling, resulting in a significant net revenue exposure to the British pound sterling that translated into higher U.S. dollar earnings for reporting purposes. Additionally, results for the Current Quarter were impacted by a $0.5 million decrease in unfavorable foreign currency exchange rate impact from our investment in Líder in Brazil. Partially offsetting these favorable impacts was a $1.3 million unfavorable impact from lower transaction gains in the Current Quarter compared to the Comparable Quarter.
Direct costs increased 4.4%, or $11.5 million, year-over-year primarily due to a $7.3 million increase in maintenance expense, a $7.2 million increase in salaries and benefits, a $4.5 million increase in fuel costs and a $4.0 million increase in other direct costs, all of which are attributable to an increase in activity, partially offset by a $11.5 million decrease in rent expense primarily due to OEM cost recoveries.
Reimbursable expense increased 20.6%, or $2.5 million, primarily due to new contracts in our Asia Pacific region and Norway.
Depreciation and amortization expense increased 6.4%, or $1.9 million, to $31.7 million for the Current Quarter from $29.8 million for the Comparable Quarter. The increase in depreciation and amortization expense is primarily due to additional new aircraft and information technology costs being capitalized and depreciated in the Current Quarter, partially offset by a $0.7 million reduction to depreciation expense related to OEM cost recoveries.
General and administrative expense decreased 4.5%, or $2.0 million, in the Current Quarter, as compared to the Comparable Quarter primarily due to a decrease in compensation expense of $2.6 million primarily resulting from a reduction in long-term incentive compensation costs, partially offset by an increase of $0.6 million primarily related to information technology costs.
Loss on impairment for the Comparable Quarter includes $8.7 million of goodwill impairments related to Eastern Airways. For further details, see Note 1 in the “Notes to Consolidated Financial Statements” included elsewhere in this Quarterly Report.
Loss on disposal of assets increased $3.7 million to a loss of $4.6 million for the Current Quarter from a loss of $0.9 million for the Comparable Quarter. The loss on disposal of assets in the Current Quarter included a loss of $3.0 million from the sale or disposal of aircraft and other equipment and impairment charges totaling $1.6 million related to assets held for sale. During the Comparable Quarter, the loss on disposal of assets included impairment charges totaling $0.2 million related to assets held for sale and a loss of $0.7 million from the sale or disposal of aircraft and other equipment.
Earnings from unconsolidated affiliates, net of losses, increased $1.2 million to earnings of $2.0 million for the Current Quarter from earnings of $0.8 million in the Comparable Quarter. The increase in earnings from unconsolidated affiliates, net of losses, primarily resulted from an increase in earnings from our investment in Líder in Brazil to $2.7 million of earnings in the Current Quarter from $1.5 million in earnings in the Comparable Quarter primarily due to reduced salaries and benefits and less of an unfavorable impact of foreign currency exchange rates of $0.5 million in the Current Quarter compared to the Comparable Quarter.
Interest expense, net, increased 56.8%, or $6.9 million, year-over-year primarily due to an increase in interest resulting from an increase in borrowings and a decrease in capitalized interest resulting from lower average construction in progress. Additionally, during the Current Quarter we wrote-off $0.5 million of deferred financing fees related to early extinguishment of debt.
For further details on income tax expense, see “— Region Operating Results — Taxes” included elsewhere in this Quarterly Report.

As discussed above, our results for the Current Quarter were impacted by special items. During the Comparable Quarter, special items that impacted our results included organizational restructuring costs, accelerated depreciation expense, goodwill impairment and tax valuation allowances. The items noted in the Current Quarter and Comparable Quarter have been identified as special items as they are not considered by management to be part of our ongoing operations when assessing and measuring the operational and financial performance of the organization. The impact of these items on our adjusted EBITDA, adjusted net income and adjusted diluted earnings per share is as follows:

	Three Months Ended December 31, 2017
	Adjusted EBITDA	Adjusted Net Loss	Adjusted Diluted Loss Per Share

	(In thousands, except per share amounts)
Organizational restructuring costs	$(2,810)	$(2,501)	$(0.07)
Tax items	—	15,139	0.42
Total special items	$(2,810)	$12,638	0.36

	Three Months Ended December 31, 2016
	Adjusted EBITDA	Adjusted Net Loss	Adjusted Diluted Loss Per Share

	(In thousands, except per share amounts)
Organizational restructuring costs	$(831)	$(583)	$(0.02)
Additional depreciation expense resulting from fleet changes	—	(761)	(0.02)
Goodwill impairment	(8,706)	(7,857)	(0.22)
Tax valuation allowances	—	(3,684)	(0.10)
Total special items	$(9,537)	$(12,885)	(0.37)
Current Period Compared to Comparable Period
Operating revenue from external clients by line of service was as follows:

	Nine Months Ended December 31,		Favorable (Unfavorable)
	2017	2016

	(In thousands, except percentages)
Oil and gas services	$715,184	$722,896	$(7,712)	(1.1)%
Fixed wing services	159,874	148,111	11,763	7.9%
U.K. SAR services	164,306	145,592	18,714	12.9%
Corporate and other	3,885	7,600	(3,715)	(48.9)%
Total operating revenue	$1,043,249	$1,024,199	$19,050	1.9%
The year-over-year increase in revenue in the Current Period was primarily driven by the increase in U.K. SAR services revenue due to additional bases coming online in fiscal years 2017 and 2018 and increase in operating revenue from our fixed wing services in our Asia Pacific, Africa and Europe Caspian regions. These increases were partially offset by a decrease in our oil and gas services driven by declines in our Asia Pacific and Africa regions, partially offset by increases in oil and gas services in our Europe Caspian and Americas regions. See further discussion of operating revenue by region under “—Region Operating Results.” Additionally, revenue decreased by $4.9 million compared to the Comparable Period due to changes in foreign exchange rates, primarily related to the weakening of the British pound sterling versus the U.S. dollar.
For the Current Period, we reported a net loss of $94.8 million and a diluted loss per share of $2.69 compared to a net loss of $92.5 million and a diluted loss per share of $2.64 for the Comparable Period. The year-over-year change in net loss and diluted loss per share was primarily driven by higher revenue from U.K. SAR and fixed wing services in the Current Period discussed above, higher inventory and goodwill impairment charges recorded in the Comparable Period and a decrease in general and administrative expense primarily from lower salaries and benefits in the Current Period. These favorable changes were partially offset by the decline in the oil and gas services revenue and higher interest expense.

The net loss for the Current Period was significantly impacted by the following special items:

•
Organizational restructuring costs of $15.2 million ($11.3 million net of tax) included in general and administrative expense, which includes severance expense of $13.9 million related to separation programs across our global organization designed to increase efficiency and reduce costs and other restructuring costs of $1.3 million,

•	Impairment of inventories of $1.2 million ($0.8 million net of tax) included in loss on impairment, and

•
A non-cash expense of $3.0 million from tax items including a $75.6 million benefit related to the revaluation of net deferred tax liabilities to a lower tax rate resulting from the enactment of the Act in December 2017, partially offset by the impact of deemed repatriation of foreign earnings under the Act of $61.5 million, the ongoing impact of valuation of deferred tax assets of $14.7 million and a one-time non-cash tax effect from repositioning of certain aircraft from one tax jurisdiction to another related to recent financing transactions resulting in additional income tax expense of $2.4 million.

Additionally, we had a loss on disposal of assets of $12.4 million ($20.5 million net of tax) during the Current Period primarily related to $11.3 million for impairment charges on assets held for sale (including $7.2 million impairment and loss on disposal related to the Bristow Academy disposal group).
Excluding the special items described above and the loss on disposal of assets, adjusted net loss and adjusted diluted loss per share were $59.2 million and $1.68, respectively, for the Current Period. These adjusted results compare to adjusted net loss and adjusted diluted loss per share of $34.4 million and $0.98, respectively, for the Comparable Period. Additionally, adjusted EBITDA improved to $82.5 million in the Current Period from $67.4 million in the Comparable Period. Results for the Current Period were also positively impacted by a reduction in rent expense of $13.1 million included in direct costs related to OEM cost recoveries.
The year-over-year change in adjusted EBITDA was primarily driven by higher revenue from U.K. SAR and fixed wing services in the Current Period discussed above and a decrease in general and administrative expense primarily from lower salaries and benefits in the Current Period. These favorable changes were partially offset by the decline in oil and gas revenue discussed above. The year-over-year change in adjusted net loss and diluted earnings per share was impacted by the same items that impacted adjusted EBITDA and higher interest expense.
The table below presents the year-over-year impact of changes in foreign currency exchange rates.

	Nine Months Ended December 31,		Favorable (Unfavorable)
	2017	2016

	(in thousands, except per share amounts)
Revenue impact			$(4,850)
Operating expense impact			593
Year-over-year income statement translation			(4,257)

Transaction gains (losses) included in other income (expense), net	$1,214	$(1,763)	2,977
Líder foreign exchange impact included in earnings from unconsolidated affiliates	(1,637)	(2,545)	908
Total	$(423)	$(4,308)	3,885

Pre-tax income statement impact			(372)
Less: Foreign exchange impact on depreciation and amortization and interest expense			612
Adjusted EBITDA impact			$240

Net income impact (tax affected)			$2,561
Earnings per share impact			$0.07
The most significant foreign exchange impact related to a $4.3 million unfavorable impact from changes in foreign currency exchange rates in the Current Period driven by the impact of the depreciating British pound sterling resulting from Brexit on the translation of our results in our Europe Caspian region, partially offset by a favorable impact of the devalued naira in our Africa region. Partially offsetting these unfavorable impacts was a $3.0 million favorable impact from transaction gains in the Current Period compared to transaction losses in the Comparable Period. Additionally, results for the Current Period were impacted by a $0.9 million decrease in unfavorable foreign currency exchange rate impact from our investment in Líder in Brazil.

Direct costs increased 1.3%, or $10.6 million, year-over-year primarily due to a $17.2 million increase in maintenance expense and a $11.2 million increase in fuel primarily due to an increase in activity, partially offset by lower headcount across all regions due to the benefit of organizational restructuring efforts reflected in a $7.0 million decrease in salaries and benefits and $5.6 million decrease in freight costs and a $5.2 million decrease in various other costs.
Reimbursable expense increased 11.2%, or $4.3 million, primarily due to new contracts in Norway.
Depreciation and amortization expense increased 1.1%, or $1.1 million, to $94.1 million for the Current Period from $93.1 million for the Comparable Period. The increase in depreciation and amortization expense is primarily due to additional new aircraft and information technology costs being capitalized and depreciated in the Current Period, partially offset by a $0.7 million reduction in depreciation expense related to OEM cost recoveries. Additionally, we recorded accelerated depreciation of $9.3 million in the Comparable Period as a result of fleet changes for older aircraft.
General and administrative expense decreased 7.1%, or $10.6 million, in the Current Period, as compared to the Comparable Period primarily due to an $8.6 million decrease in compensation expense primarily related to lower salaries and benefits due to a reduction in headcount across all regions and a $3.3 million decrease in professional fees, partially offset by a $1.3 million increase in various other costs primarily including rent expense.
Loss on impairment for the Current Period includes a $1.2 million impairment charge on inventory used on our training fleet. Loss on impairment for the Comparable Period includes $8.7 million of goodwill impairment related to Eastern Airways and $7.6 million of inventory impairments.
Loss on disposal of assets decreased $0.7 million, to a loss of $12.4 million for the Current Period from a loss of $13.1 million for the Comparable Period. The loss on disposal of assets in the Current Period included impairment charges totaling $11.3 million related to assets held for sale (including $7.2 million impairment and loss on disposal related to the Bristow Academy disposal group) and a loss of $1.1 million from the sale or disposal of aircraft and other equipment. During the Comparable Period, the loss on disposal of assets included impairment charges totaling $11.4 million related to assets held for sale and a loss of $1.7 million related to the sale of aircraft and other equipment.
Earnings from unconsolidated affiliates, net of losses, decreased $1.4 million to earnings of $3.4 million for the Current Period from earnings of $4.8 million in the Comparable Period. The decrease in earnings from unconsolidated affiliates, net of losses, primarily resulted from a decrease in earnings from our investment in Líder in Brazil to $5.7 million in the Current Period from $6.9 million in earnings in the Comparable Period primarily due to a decrease in activity. Our earnings from Lider in the Current Period were also impacted by less of an unfavorable impact of foreign currency exchange rate changes of $0.9 million.
Interest expense, net, increased 55.4%, or $19.1 million, year-over-year primarily due to an increase in interest resulting from an increase in borrowings and a decrease in capitalized interest resulting from lower average construction in progress. Additionally, during the Current Period we wrote-off $1.1 million of deferred financing fees related to early extinguishment of debt.
For further details on income tax expense, see “— Region Operating Results — Taxes” included elsewhere in this Quarterly Report.

As discussed above, our results for the Current Period were impacted by special items. During the Comparable Period, special items that impacted our results included organizational restructuring costs, accelerated depreciation expense, goodwill impairment, impairment of inventories and tax valuation allowances. The items noted in the Current Period and Comparable Period have been identified as special items as they are not considered by management to be part of our ongoing operations when assessing and measuring the operational and financial performance of the organization. The impact of these items on our adjusted EBITDA, adjusted net income and adjusted diluted earnings per share is as follows:

	Nine Months Ended December 31, 2017
	Adjusted EBITDA	Adjusted Net Loss	Adjusted Diluted Loss Per Share

	(In thousands, except per share amounts)
Organizational restructuring costs	$(15,160)	$(11,337)	$(0.32)
Inventory impairment	(1,192)	(775)	(0.02)
Tax items	—	(2,968)	(0.08)
Total special items	$(16,352)	$(15,080)	(0.43)

	Nine Months Ended December 31, 2016
	Adjusted EBITDA	Adjusted Net Loss	Adjusted Diluted Loss Per Share

	(In thousands, except per share amounts)
Organizational restructuring costs	$(18,083)	$(12,171)	$(0.35)
Additional depreciation expense resulting from fleet changes	—	(6,122)	(0.17)
Goodwill impairment	(8,706)	(7,857)	(0.22)
Inventory impairment	(7,572)	(5,372)	(0.15)
Tax valuation allowances	—	(19,340)	(0.55)
Total special items	$(34,361)	$(50,862)	(1.45)

Region Operating Results
The following tables set forth certain operating information for the regions comprising our industrial aviation services segment. Intercompany lease revenue and expense are eliminated from our segment reporting, and depreciation expense of aircraft is presented in the region that operates the aircraft.
Set forth below is a discussion of the operations of our regions. Our consolidated results are discussed under “Results of Operations” above.
Europe Caspian

	Three Months Ended December 31,		Nine Months Ended December 31,		Favorable (Unfavorable)

	2017	2016	2017	2016	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Operating revenue	$189,910	$172,844	$570,983	$548,070	$17,066	9.9%	$22,913	4.2%
Operating income (loss)	$5,312	$(303)	$19,610	$18,468	$5,615	*	$1,142	6.2%
Operating margin	2.8%	(0.2)%	3.4%	3.4%	3.0%	*	—%	—%
Adjusted EBITDA	$18,614	$9,123	$58,716	$43,273	$9,491	104.0%	$15,443	35.7%
Adjusted EBITDA margin	9.8%	5.3%	10.3%	7.9%	4.5%	84.9%	2.4%	30.4%
Rent expense	$29,499	$34,115	$102,803	$100,007	$4,616	13.5%	$(2,796)	(2.8)%
_____________
 * percentage change too large to be meaningful or not applicable
The Europe Caspian region comprises all of our operations and affiliates in Europe, including oil and gas operations in the U.K. and Norway, Eastern Airways fixed wing operations and public sector SAR operations in the U.K. and our operations in Turkmenistan.
Current Quarter Compared to Comparable Quarter
The increase in operating revenue in the Current Quarter primarily resulted from an increase of $10.5 million from the start-up of additional U.K. SAR bases, an increase of $7.2 million in Norway primarily due to an increase in activity and short-term contracts, an increase of $4.4 million in fixed wing revenue from Eastern Airways and a favorable year-over-year impact of changes in foreign currency exchange rates of $10.1 million. Partially offsetting these increases was a decrease in U.K. oil and gas revenue of $5.0 million primarily resulting from the continued impact of the industry downturn on drilling activity. Eastern Airways contributed $29.5 million and $25.1 million in operating revenue for the Current Quarter and Comparable Quarter, respectively.
A substantial portion of our operations in the Europe Caspian region are contracted in the British pound sterling, which depreciated significantly against the U.S. dollar in the Comparable Quarter as a result of Brexit. As a result of the changes in the British pound sterling, adjusted EBITDA was favorably impacted from foreign exchange changes of $0.7 million during the Current Quarter compared to an unfavorable impact of $11.3 million during the Comparable Quarter. The negative impact in the Comparable Quarter primarily related to a loss of $10.7 million from the revaluation of assets and liabilities on British pound sterling functional currency entities as of December 31, 2016, which is recorded in other income (expense), net. This compares to a foreign exchange gain within other income (expense), net of $1.3 million in the Current Quarter. A further weakening or strengthening of the British pound sterling could result in additional foreign exchange volatility in future quarters.
During the Current Quarter, we recorded a reduction to rent expense of $7.1 million in our Europe Caspian region related to OEM cost recoveries. This item is included in operating income and adjusted EBITDA in the Current Quarter. Additionally, during the Comparable Quarter, we recorded an impairment charge of $8.7 million for the remaining goodwill related to Eastern Airways, which contributed to the operating loss in the Comparable Quarter, but was adjusted for in our calculation of adjusted EBITDA. For further details, see Note 1 in the “Notes to Consolidated Financial Statements” included elsewhere in this Quarterly Report.
Operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin increased in the Current Quarter primarily due to the increase in operating revenue, the benefit to rent expense in the Current Quarter related to OEM cost recoveries and favorable year-over-year impacts from changes in foreign currency exchange rates, with operating income and operating margin also improving due to the goodwill impairment charge recorded in the Comparable Quarter. These benefits were partially offset by increased salaries and benefits and maintenance expense year-over-year due to the increase in activity. Eastern Airways contributed a negative $4.1 million and a negative $2.1 million in adjusted EBITDA for the Current Quarter and Comparable Quarter, respectively.

Current Period Compared to Comparable Period
The increase in operating revenue in the Current Period primarily resulted from an increase of $26.8 million in Norway primarily due to an increase in activity and short-term contracts and an increase of $18.7 million from the start-up of U.K. SAR bases compared to the Comparable Period. Partially offsetting these increases was a decrease in U.K. oil and gas revenue of $18.0 million resulting from the continued impact of the industry downturn on drilling activity and an unfavorable year-over-year impact of changes in foreign currency exchange rates of $6.5 million. Eastern Airways contributed $87.8 million and $85.9 million in operating revenue for the Current Period and Comparable Period, respectively.
During the Current Period, we recorded a reduction to rent expense of $7.1 million in our Europe Caspian region related to OEM cost recoveries. This item is included in operating income and adjusted EBITDA in the Current Period. Additionally, during the Comparable Period, we recorded an impairment charge of $8.7 million for the remaining goodwill related to Eastern Airways, which was included in operating income, but was adjusted for in our calculation of adjusted EBITDA. For further details, see Note 1 in the “Notes to Consolidated Financial Statements” included elsewhere in this Quarterly Report.
A substantial portion of our operations in the Europe Caspian region are contracted in the British pound sterling, which depreciated significantly against the U.S. dollar in the Comparable Period as a result of Brexit. We recorded a foreign exchange gain of $2.8 million in the Current Period and foreign exchange loss of $18.7 million in the Comparable Period from the revaluation of assets and liabilities on British pound sterling functional currency entities as of September 30, 2017 and 2016, respectively, which is recorded in other income (expense), net and included in adjusted EBITDA. Net of the translation and revaluation impacts, adjusted EBITDA was positively impacted by $4.8 million and negatively impacted by $29.2 million resulting from the change in exchange rates during the Current Period and Comparable Period, respectively. A further weakening or strengthening of the British pound sterling could result in additional foreign exchange volatility in future periods.
Operating income, adjusted EBITDA and adjusted EBITDA margin increased in the Current Period primarily due to the increase in operating revenue, the benefit to rent expense in the Current Period related to OEM cost recoveries and the impact of favorable changes in foreign currency exchange rates. These benefits were partially offset by increased salaries and benefits and maintenance expense year-over-year due to the increase in activity. Eastern Airways contributed a negative $3.7 million and a negative $0.2 million in adjusted EBITDA for the Current Period and Comparable Period, respectively.
Africa

	Three Months Ended December 31,		Nine Months Ended December 31,		Favorable (Unfavorable)
	2017	2016	2017	2016	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Operating revenue	$47,915	$49,587	$146,523	$153,055	$(1,672)	(3.4)%	$(6,532)	(4.3)%
Operating income	$10,470	$10,441	$28,353	$19,954	$29	0.3%	$8,399	42.1%
Operating margin	21.9%	21.1%	19.4%	13.0%	0.8%	3.8%	6.4%	49.2%
Adjusted EBITDA	$14,206	$17,012	$40,206	$39,350	$(2,806)	(16.5)%	$856	2.2%
Adjusted EBITDA margin	29.6%	34.3%	27.4%	25.7%	(4.7)%	(13.7)%	1.7%	6.6%
Rent expense	$2,048	$1,767	$6,424	$6,101	$(281)	(15.9)%	$(323)	(5.3)%
The Africa region comprises all our operations and affiliates on the African continent, including Nigeria and Egypt.
Current Quarter Compared to Comparable Quarter
Operating revenue for Africa decreased in the Current Quarter due to an overall decrease in activity compared to the Comparable Quarter. Activity declined with certain clients and certain contracts ended, reducing revenue by $5.8 million, which was only partially offset by an increase in activity with other clients increasing revenue by $3.1 million. Additionally, fixed wing services in Africa generated $2.0 million and $1.0 million in operating revenue for the Current Quarter and Comparable Quarter, respectively.
Operating income remained mostly flat while adjusted EBITDA and adjusted EBITDA margin decreased in the Current Quarter primarily due to the impact of changes in foreign currency exchange rates, which negatively impacted adjusted EBITDA by $2.2 million compared to the Comparable Quarter.

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
Current Period Compared to Comparable Period
Operating revenue for Africa decreased in the Current Period due to an overall decrease in activity compared to the Comparable Period. Activity declined with certain clients and certain contracts ended, reducing revenue by $13.6 million, which was only partially offset by an increase in activity with other clients increasing revenue by $4.2 million. Additionally, fixed wing services in Africa generated $5.5 million and $2.4 million of operating revenue for the Current Period and Comparable Period, respectively.
Operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin increased in the Current Period primarily due to an $11.0 million decline in direct costs, partially offset by the decrease in revenue discussed above. Additionally, operating income and operating margin improved in the Current Period due to lower depreciation expense. During the Comparable Period, we recorded $5.0 million of accelerated depreciation expense related to aircraft where management made the decision to exit these model types earlier than originally anticipated. The year-over-year devaluation of the Nigerian naira also benefited adjusted EBITDA by $1.3 million compared to the Comparable Period as expenses denominated in naira translated into less U.S. dollars for reporting purposes.
Additionally, during the Current and Comparable Periods, we recorded $0.7 million and $4.4 million, respectively, in severance expense resulting from voluntary and involuntary separation programs as part of our restructuring efforts, which is excluded from adjusted EBITDA and adjusted EBITDA margin.
Americas

	Three Months Ended December 31,		Nine Months Ended December 31,		Favorable (Unfavorable)
	2017	2016	2017	2016	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Operating revenue	$60,345	$53,024	$178,884	$168,578	$7,321	13.8%	$10,306	6.1%
Earnings from unconsolidated affiliates, net of losses	$2,097	$831	$3,712	$4,954	$1,266	152.3%	$(1,242)	(25.1)%
Operating income	$5,308	$2,226	$11,535	$5,790	$3,082	138.5%	$5,745	99.2%
Operating margin	8.8%	4.2%	6.4%	3.4%	4.6%	109.5%	3.0%	88.2%
Adjusted EBITDA	$12,689	$10,039	$33,430	$34,317	$2,650	26.4%	$(887)	(2.6)%
Adjusted EBITDA margin	21.0%	18.9%	18.7%	20.4%	2.1%	11.1%	(1.7)%	(8.3)%
Rent expense	$6,295	$5,638	$18,480	$16,258	$(657)	(11.7)%	$(2,222)	(13.7)%
The Americas region comprises all our operations and affiliates in North America and South America, including Brazil, Canada, Guyana, Trinidad and the U.S. Gulf of Mexico.
Current Quarter Compared to Comparable Quarter
Operating revenue increased in the Current Quarter primarily due to an increase in activity in our U.S. Gulf of Mexico oil and gas operations, which increased operating revenue by $8.0 million and $2.2 million in additional operating revenue from the SAR consortium in the U.S. Gulf of Mexico, partially offset by a decrease in operating revenue of $2.4 million in Trinidad and $1.0 million in Brazil due to lower activity.
Earnings from unconsolidated affiliates, net of losses, increased $1.3 million primarily due to an increase in earnings from our investment in Líder in Brazil due to reduced salaries and benefits and less of an unfavorable change in exchange rates. Changes in exchange rates decreased our earnings from our investment in Líder by $0.8 million in the Current Quarter and $1.2 million in the Comparable Quarter. See further discussion about our investment in Líder and the Brazil market in “— Executive Overview — Market Outlook” included elsewhere in this Quarterly Report.
The increases in operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin were driven by the increases in revenue and earnings from unconsolidated affiliates discussed above, partially offset by an increase in rent expense.

Current Period Compared to Comparable Period
Operating revenue increased in the Current Period primarily due to an increase in activity from our U.S. Gulf of Mexico oil and gas operations which increased operating revenue by $7.0 million and $6.8 million in additional operating revenue from the SAR consortium in the U.S. Gulf of Mexico, partially offset by a decrease of $4.8 million in operating revenue in Trinidad due to lower activity.
Earnings from unconsolidated affiliates, net of losses, decreased $1.2 million in the Current Period primarily due to a decrease in earnings from our investment in Líder in Brazil resulting from a decrease in activity, partially offset by less of an unfavorable impact of foreign currency exchange rates. Operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin were negatively impacted by unfavorable foreign currency exchange rate changes which decreased our earnings from our investment in Líder by $1.6 million in the Current Period and $2.5 million in the Comparable Period. See further discussion about our investment in Líder and the Brazil market in “— Executive Overview — Market Outlook” included elsewhere in this Quarterly Report.
The increases in operating income and operating margin and resulted primarily from the increase in revenue discussed above and a decrease in depreciation expense of $4.8 million, partially offset by the decrease in earnings from unconsolidated affiliates discussed above and an increase in rent expense of $2.2 million. During the Comparable Period, we recorded accelerated depreciation expense on aircraft exiting our fleet of $3.9 million. Additionally, we recorded severance expense related to organizational restructuring efforts of $0.4 million and $1.2 million for the Current Period and Comparable Period, respectively. Depreciation and amortization, including accelerated depreciation, and severance expense recorded during the Current Period and Comparable Period, were excluded from adjusted EBITDA and adjusted EBITDA margin. The decrease in adjusted EBITDA and adjusted EBITDA margin is primarily due to the decrease in earnings from unconsolidated affiliates and increase in rent expense, partially offset by the increase in revenue.
Asia Pacific

	Three Months Ended December 31,		Nine Months Ended December 31,		Favorable (Unfavorable)
	2017	2016	2017	2016	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Operating revenue	$50,248	$49,092	$153,365	$155,144	$1,156	2.4%	$(1,779)	(1.1)%
Operating loss	$(941)	$(9,012)	$(19,374)	$(24,480)	$8,071	89.6%	$5,106	20.9%
Operating margin	(1.9)%	(18.4)%	(12.6)%	(15.8)%	16.5%	89.7%	3.2%	20.3%
Adjusted EBITDA	$4,797	$(5,027)	$502	$(10,513)	$9,824	*	$11,015	104.8%
Adjusted EBITDA margin	9.5%	(10.2)%	0.3%	(6.8)%	19.7%	*	7.1%	104.4%
Rent expense	$2,807	$10,247	$24,356	$28,803	$7,440	72.6%	$4,447	15.4%
_____________
 * percentage change too large to be meaningful or not applicable
The Asia Pacific region comprises all our operations and affiliates in Australia and Southeast Asia, including Malaysia, Sakhalin, and our fixed wing operations through Airnorth in Australia.
Current Quarter Compared to Comparable Quarter
Operating revenue increased in the Current Quarter primarily due to an increase of $2.3 million from our fixed wing operations as Airnorth contributed $21.0 million and $18.7 million in operating revenue for the Current Quarter and Comparable Quarter, respectively.
Operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin improved in the Current Quarter primarily due to a reduction to rent expense of $6.0 million in our Asia Pacific region recorded in the Current Quarter related to OEM cost recoveries and the increase in operating revenue from Airnorth discussed above.
During the Current Quarter and Comparable Quarter, we recorded $1.5 million and $0.2 million in severance expense related to organizational restructuring efforts, respectively. The severance expense is not included in adjusted EBITDA or adjusted EBITDA margin for the Current Quarter and Comparable Quarter.

Current Period Compared to Comparable Period
Operating revenue decreased in the Current Period by $14.8 million due to the end of short-term contracts in Australia, partially offset by an increase of $6.7 million from our fixed wing operations at Airnorth, an increase of $4.1 million in Russia (Sakhalin) and favorable foreign exchange rate impact of $3.5 million. Airnorth contributed $66.6 million and $59.9 million in operating revenue for the Current Period and Comparable Period, respectively.
Operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin increased in the Current Period primarily due to the reduction to rent expense related to OEM cost recoveries discussed above, a decrease in salaries and benefits of $1.5 million due to organizational restructuring efforts and a favorable year-over-year impact from changes in exchange rates, partially offset by increased depreciation and amortization expense of $1.8 million. Changes in foreign exchange rates positively impacted adjusted EBITDA results by $3.1 million compared to the Comparable Period primarily due to foreign exchange rate gains of $0.8 million for the Current Period compared to foreign exchange rate losses of $2.2 million in the Comparable Period. Airnorth contributed $8.6 million and $7.8 million in adjusted EBITDA for the Current Period and Comparable Period, respectively.
Additionally, during the Current Period and Comparable Period, we recorded $3.7 million and $2.5 million, respectively, in severance expense related to organizational restructuring efforts. The severance expense is not included in adjusted EBITDA or adjusted EBITDA margin for the Current Period and Comparable Period.
Corporate and Other

	Three Months Ended December 31,		Nine Months Ended December 31,		Favorable (Unfavorable)
	2017	2016	2017	2016	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Operating revenue	$743	$2,099	$3,912	$7,917	$(1,356)	(64.6)%	$(4,005)	(50.6)%
Operating loss	$(19,055)	$(21,575)	$(68,709)	$(78,869)	$2,520	11.7%	$10,160	12.9%
Adjusted EBITDA	$(15,342)	$(8,229)	$(50,309)	$(39,030)	$(7,113)	(86.4)%	$(11,279)	(28.9)%
Rent expense	$1,971	$1,885	$6,456	$5,721	$(86)	(4.6)%	$(735)	(12.8)%
Corporate and other includes our supply chain management and corporate costs that have not been allocated out to other regions and our Bristow Academy operations prior to the sale of Bristow Academy on November 1, 2017.
Current Quarter Compared to Comparable Quarter
Operating revenue decreased in the Current Quarter primarily due to a decrease in Bristow Academy revenue of $1.1 million as a result of the sale of those operations.
Operating loss was lower for the Current Quarter primarily due to the sale of Bristow Academy which incurred less of an operating loss in the Current Quarter compared to the Comparable Quarter. Adjusted EBITDA decreased primarily due to foreign currency transaction losses of $0.3 million recorded in the Current Quarter versus foreign currency transaction gains of $10.7 million for the Comparable Quarter.
Current Period Compared to Comparable Period
Operating revenue decreased in the Current Period primarily due to a decrease in Bristow Academy revenue of $2.4 million and decrease in part sales of $1.6 million.
Operating loss for the Current Period and Comparable Period were most significantly impacted by $1.2 million and $7.6 million, respectively, of inventory impairment charges and a $5.7 million reduction in general and administrative expenses, partially offset by the decline in revenue. Adjusted EBITDA decreased primarily due to foreign currency transaction losses of $3.3 million for the Current Period versus foreign currency transaction gains of $15.4 million for the Comparable Period. This change in foreign currency impacts was partially offset by overall cost reduction activities that decreased general and administrative expenses as discussed above.
During the Current and Comparable Periods, we recorded $9.5 million and $9.0 million related to organizational restructuring costs, respectively, which along with the inventory impairment charges discussed above are excluded from adjusted EBITDA.

Interest Expense, Net

	Three Months Ended December 31,		Nine Months Ended December 31,		Favorable (Unfavorable)
	2017	2016	2017	2016	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Interest income	$144	$168	$512	$637	$(24)	(14.3)%	$(125)	(19.6)%
Interest expense	(17,840)	(13,737)	(51,707)	(38,756)	(4,103)	(29.9)%	(12,951)	(33.4)%
Amortization of debt discount	(242)	(325)	(343)	(1,314)	83	25.5%	971	73.9%
Amortization of debt fees	(1,851)	(1,136)	(4,791)	(3,623)	(715)	(62.9)%	(1,168)	(32.2)%
Capitalized interest	696	2,851	2,652	8,523	(2,155)	(75.6)%	(5,871)	(68.9)%
Interest expense, net	$(19,093)	$(12,179)	$(53,677)	$(34,533)	$(6,914)	(56.8)%	$(19,144)	(55.4)%
Interest expense, net increased in the Current Quarter compared to the Comparable Quarter and in the Current Period compared to the Comparable Period primarily due to an increase in borrowings and lower capitalized interest resulting from lower average construction in progress. Additionally, during the Current Quarter and Current Period we wrote-off $0.5 million and $1.1 million, respectively, of deferred financing fees related to the early extinguishment of debt.
Other Income (Expense), Net

	Three Months Ended December 31,		Nine Months Ended December 31,		Favorable (Unfavorable)
	2017	2016	2017	2016	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Foreign currency gains (losses) by region:
Europe Caspian	$1,325	$(10,656)	$2,770	$(18,659)	$11,981	112.4%	$21,429	114.8%
Africa	(400)	2,255	762	2,112	(2,655)	(117.7)%	(1,350)	(63.9)%
Americas	(22)	607	173	1,564	(629)	(103.6)%	(1,391)	(88.9)%
Asia Pacific	(276)	(1,233)	789	(2,186)	957	77.6%	2,975	136.1%
Corporate and other	(259)	10,665	(3,280)	15,406	(10,924)	(102.4)%	(18,686)	(121.3)%
Foreign currency gains (losses)	368	1,638	1,214	(1,763)	(1,270)	(77.5)%	2,977	168.9%
Other	(1,134)	30	(1,067)	245	(1,164)	*	(1,312)	*
Other income (expense), net	$(766)	$1,668	$147	$(1,518)	$(2,434)	(145.9)%	$1,665	109.7%
_____________
 * percentage change too large to be meaningful or not applicable.
Other income (expense), net for the Current Quarter, Comparable Quarter, Current Period and Comparable Period were most significantly impacted by foreign currency gains (losses). The foreign currency gains (losses) within other income (expense), net are reflected within the results (below operating income) of the regions shown in the table above. Additionally, during the Current Quarter and Current Period, we recorded a provision related to a non-operational contract matter with a client.
Transaction gains and losses represent the revaluation of monetary assets and liabilities from the currency that will ultimately be settled into the functional currency of the legal entity holding the asset or liability. The most significant items revalued are denominated in U.S. dollars on entities with British pound sterling and Nigerian naira functional currencies and denominated in British pound sterling on entities with U.S. dollar functional currencies with transaction gains or losses primarily resulting from the strengthening or weakening of the U.S. dollar versus those other currencies.

Taxes

	Three Months Ended December 31,		Nine Months Ended December 31,		Favorable (Unfavorable)
	2017	2016	2017	2016	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Effective tax rate	57.5%	12.0%	(2.7)%	10.2%	(45.5)%	(379.2)%	12.9%	126.5%
Net foreign tax on non-U.S. earnings	$(2,433)	$179	$2,747	$894	$2,612	*	$(1,853)	(207.3)%
Expense of foreign earnings indefinitely reinvested abroad	$2,484	$3,666	$(11,511)	$7,811	$1,182	32.2%	$19,322	247.4%
Expense (benefit) from change in tax contingency	$180	$599	$4,874	$229	$419	69.9%	$(4,645)	*
Impact of goodwill impairment	$—	$2,186	$—	$2,186	$2,186	100.0%	$2,186	100.0%
Impact of stock based compensation	$78	$—	$2,314	$—	$(78)	*	$(2,314)	*
Foreign statutory rate reduction	$—	$—	$—	$(1,234)	$—	*	$(1,234)	(100.0)%
Deduction for foreign taxes	$501	$(801)	$(643)	$(2,003)	$(1,302)	(162.5)%	$(1,360)	(67.9)%
Change in valuation allowance	$2,085	$3,684	$13,402	$19,340	$1,599	43.4%	$5,938	30.7%
U.S. statutory rate reduction	$(75,636)	$—	$(75,636)	$—	$75,636	*	$75,636	*
One-time repatriation tax	$61,478	$—	$61,478	$—	$(61,478)	*	$(61,478)	*
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
The relationship between our provision for or benefit from income taxes and our pre-tax book income can vary significantly from period to period considering, among other factors, (a) the overall level of pre-tax book income, (b) changes in the blend of income that is taxed based on gross revenues or at high effective tax rates versus pre-tax book income or at low effective tax rates and (c) our geographical blend of pre-tax book income. Consequently, our income tax expense or benefit does not change proportionally with our pre-tax book income or loss. Significant decreases in our pre-tax book income typically result in higher effective tax rates, while significant increases in pre-tax book income can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above. The increase in our effective tax rate excluding discrete items for the Current Quarter compared to the Comparable Quarter primarily related to an increase in the blend of earnings taxed in relatively high taxed jurisdictions versus low taxed jurisdictions. Additionally, during the Current and Comparable Quarters, we increased our valuation allowance by $2.1 million and $3.7 million, respectively, which also increased our effective tax rate. During the Current and Comparable Periods, we increased our valuation allowance by $13.4 million and $19.3 million, respectively.
Valuation allowances represent the reduction of our deferred tax assets. We evaluate our deferred tax assets quarterly which requires significant management judgment to determine the recoverability of these deferred tax assets by assessing whether it is more likely than not that some or all of the deferred tax asset will be realized before expiration. After considering all available positive and negative evidence using a “more likely than not” standard, we believe it is appropriate to value against deferred tax assets related to foreign tax credits and certain foreign net operating losses. As a result, for the Current and Comparable Quarters, we recorded a valuation allowance of $2.1 million and $3.7 million against net operating losses in certain foreign jurisdictions. For the Current and Comparable Periods, we recorded a valuation allowance of $7.6 million and $11.0 million, respectively, against foreign tax credits and $5.8 million and $8.3 million, respectively, against net operating losses in certain foreign jurisdictions. These valuation allowances recorded in the Current Quarter and Current Period combined with the impact of ongoing valuation allowances on our overall effective tax rate for fiscal year 2018 resulted in additional non-cash tax benefit of $1.6 million in the Current Quarter and expense of $14.7 million in the Current Period. Additionally, we recorded a one-time non-cash tax effect from repositioning of certain aircraft from one tax jurisdiction to another related to recent financing transactions resulting in additional tax benefit of $0.6 million in the Current Quarter and additional tax expense of $2.4 million in the Current Period.

On December 22, 2017, the United States Congress enacted the Act. The Act includes numerous changes in existing U.S. tax law, including a permanent reduction in the U.S. federal corporate income tax rate from 35% to 21%. The rate reduction takes effect on January 1, 2018. Further, the Act provides for a one-time “deemed repatriation” of accumulated foreign earnings of certain foreign corporations. Under U.S. generally accepted accounting principles, our net deferred tax liabilities are required to be revalued during the period in which the new tax legislation is enacted. We have made reasonable estimates for the change in the U.S. federal corporate income tax rate and one-time “deemed repatriation” of accumulated foreign earnings. We estimate the revaluation of U.S. net deferred tax liabilities will result in a one-time tax benefit of approximately $75.6 million offset by an estimated $61.5 million in tax expense as a result of the “deemed repatriation” of foreign earnings. We are still analyzing certain aspects of the Act and refining our calculations.
Because of the complexity, we are continuing to evaluate certain provisions of the Act which may have an impact on our income taxes beginning after fiscal year 2018.
Liquidity and Capital Resources
Cash Flows
Operating Activities
Net cash flows used by operating activities were $9.3 million and $14.1 million during the Current Period and Comparable Period, respectively. The decrease in net cash flows used by operating activities in the Current Period resulted from a lower net loss and a decrease in cash flow used in working capital changes. Changes in non-cash working capital used $18.2 million and $18.8 million in cash flows from operating activities for the Current Period and Comparable Period, respectively. Cash flows from operations for the Current Period includes $30.5 million related to OEM cost recoveries of which $20.1 million is included in cash flows from operations before working capital changes and $10.4 million is included in working capital changes.
Investing Activities
Cash flows provided by investing activities were $106.6 million during the Current Period and cash flows used by investing activities was $105.1 million during the Comparable Period. Cash was used primarily for capital expenditures as follows:

	Nine Months Ended December 31,
	2017	2016
Number of aircraft delivered:
Medium	5	5
SAR aircraft	—	2
Total aircraft	5	7
Capital expenditures (in thousands):
Aircraft and equipment	$26,800	$112,770
Land and building	9,641	6,956
Total capital expenditures	$36,441	$119,726
In addition to these capital expenditures, investing cash flows were impacted by aircraft sales and OEM cost recoveries. During the Current Period, we received proceeds of $48.5 million primarily from the sale or disposal of eleven aircraft and certain other equipment. During the Comparable Period, we received $14.3 million in proceeds from the sale or disposal of nine aircraft and certain other equipment. During the Current Period, cash flows from investing activities includes $94.5 million related to OEM cost recoveries.
Financing Activities
Cash flows used by financing activities was $85.8 million and cash flows provided by financing activities was $92.0 million during the Current Period and Comparable Period, respectively. During the Current Period, we received $174.8 million from borrowings on our Revolving Credit Facility, $230 million from borrowings on our PK Air Debt and $143.8 million from the issuance of our 4½% Convertible Senior Notes. During the Current Period, we used cash to repay debt of $609.7 million (including $313.9 million related to our Revolving Credit Facility and $295.8 million related to other principal payments on debt) and pay dividends of $2.5 million on our common stock. Additionally, during the Current Period, we paid $40.4 million for the purchase of the 4½% Convertible Senior Notes call option, and simultaneously received $30.3 million for the issuance of warrants. During the Comparable Period, we received $243.9 million from borrowings on our Revolving Credit Facility and $109.9 million from the Lombard debt. During the Comparable Period, we used cash to repay debt of $243.7 million, pay contingent consideration of $10.0 million and pay dividends of $7.4 million on our common stock.

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
The following table summarizes our significant contractual obligations and other commercial commitments on an undiscounted basis as of December 31, 2017 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings as of December 31, 2017. Additional details regarding these obligations are provided in Notes 5, 6, 7, and 9 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2017 Annual Report and in Notes 3, 4, 5 and 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Payments Due by Period
		Three Months Ending March 31, 2018	Fiscal Year Ending March 31,
	Total		2019— 2020	2021— 2022	2023 and beyond

	(In thousands)
Contractual obligations:
Long-term debt and short-term borrowings:
Principal (1)	$1,252,924	$17,356	$153,353	$231,614	$850,601
Interest (2)	300,797	8,945	126,160	113,885	51,807
Aircraft operating leases (3)	397,818	42,979	267,355	73,789	13,695
Other operating leases (4)	68,160	2,749	18,286	14,348	32,777
Pension obligations (5)	53,889	3,319	30,563	20,007	—
Aircraft purchase obligations (6)(7)(8)	475,625	66,212	45,392	166,117	197,904
Other purchase obligations (9)	28,448	26,004	2,444	—	—
Total contractual cash obligations	$2,577,661	$167,564	$643,553	$619,760	$1,146,784
Other commercial commitments:
Letters of credit	$14,521	$14,521	$—	$—	$—
Contingent consideration (10)	3,129	—	3,129	—	—
Total commercial commitments	$17,650	$14,521	$3,129	$—	$—
_____________

(1)	Excludes unamortized discount of $37.7 million on the Term Loan and 4½% Convertible Senior Notes and unamortized debt issuance costs of $19.4 million.

(2)	Interest payments for variable interest debt are based on interest rates as of December 31, 2017.

(3)	Represents separate operating leases for aircraft.

(4)	Represents minimum rental payments required under non-aircraft operating leases that have initial or remaining non-cancelable lease terms in excess of one year.

(5)
Represents expected funding for defined benefit pension plans in future periods. These amounts are undiscounted and are based on the expectation that the U.K. pension plan will be fully funded in approximately five years. As of December 31, 2017, we had recorded on our balance sheet a $54.3 million pension liability associated with these obligations. The timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustees.

(6)	We have an agreement to defer payment of approximately $63 million in capital expenditures out of fiscal year 2018 and into future periods which is not reflected in the table above.

(7)	Includes $4.4 million for final payments for aircraft delivered during fiscal year 2017 that is included in accounts payable as of December 31, 2017.

(8)	Includes $96.0 million for five aircraft orders that can be cancelled prior to delivery dates. As of December 31, 2017, we made non-refundable deposits of $4.5 million related to these aircraft.

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

(10)
Includes $3.1 million related to Airnorth as of December 31, 2017. The Airnorth purchase agreement includes a potential earn-out of A$17 million ($13.0 million) to be paid over four years. During fiscal year 2016, a portion of the first year earn-out payment of A$2 million ($1.5 million) was paid as Airnorth achieved agreed performance targets. The remaining Airnorth earn-out, which is contingent upon both the achievement of agreed performance targets and the continued employment of the selling shareholders, will be included as general and administrative expense in our condensed consolidated statements of operations as earned. The earn-out for Airnorth is remeasured to fair value at each reporting date until the contingency is resolved and any changes in estimated fair value are recorded as accretion expense included in interest expense on our condensed consolidated statements of operations.

Capital Commitments and Other Uses of Cash
We have commitments and options to make capital expenditures over the next seven fiscal years to purchase additional aircraft, including aircraft associated with the commitments reflected in the table above. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order are expected to provide incremental fleet capacity in terms of revenue, operating margin and adjusted EBITDA margin. See Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for a detail of the number of aircraft under commitments and options expected to be delivered in the current and subsequent seven fiscal years by aircraft size along with the related expenditures, and for a rollforward of aircraft commitments and options through February 8, 2018.
As discussed under “— Executive Overview — Our Strategy”, cash may also be used in future periods to repurchase or otherwise retire debt or for any acquisition opportunities we believe are aligned with our long-term strategy.
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
Substantially all of our cash balances are held outside the U.S. and are generally used to meet the liquidity needs of our non-U.S. operations. Most of our cash held outside the U.S. could be repatriated to the U.S. and any such repatriation could be subject to additional foreign taxes. As a result of the Act, we have provided for U.S. federal income taxes on undistributed foreign earnings. We expect to meet the continuing funding requirements of our U.S. operations with cash generated by such U.S. operations, cash from earnings generated by non-U.S. operations that are not indefinitely reinvested and our existing Revolving Credit Facility. If cash held by non-U.S. operations is required for funding operations in the U.S. we would make a provision for additional foreign taxes in connection with repatriating this cash, which may be material to our cash flow and results of operations.
We expect that our cash on deposit as of February 2, 2018 of approximately $98.1 million, proceeds from aircraft sales and available borrowing capacity under our Revolving Credit Facility ($387.6 million as of February 2, 2018), as well as any future financings (which may include additional equipment financings and capital market transactions), will be sufficient to satisfy our operating needs, existing capital commitments and other contractual cash obligations, including our debt obligations. However, we may need to pursue financings or capital market transactions, complete aircraft sales or defer capital expenditures in order to have sufficient liquidity to satisfy operating needs, existing capital commitments and other contractual obligations, including debt obligations due in April 2019. The available borrowing capacity under our Revolving Credit Facility was $387.6 million as of December 31, 2017. While we plan to continue to be disciplined concerning future capital commitments, we also intend to continue managing our capital structure and liquidity position with external financings, as needed. Our strategy will involve funding our short-term liquidity requirements with borrowings under our Revolving Credit Facility and funding our long-term capital needs with operating leases, bank debt and private and public debt and equity offerings.

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
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision of and with the participation of our management, including Jonathan E. Baliff, our Chief Executive Officer (“CEO”), and L. Don Miller, our Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2017. Based on that evaluation, our CEO and CFO concluded that such disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management as appropriate to allow for timely decisions regarding required disclosure under the Exchange Act.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 1A. Risk Factors.
There have been no material changes during the three and nine months ended December 31, 2017 in our “Risk Factors” as discussed in the fiscal year 2017 Annual Report.
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

4.2
Sixth Supplemental Indenture, dated as of December 18, 2017, among the Company, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K filed on December 18, 2017).

10.1
Letter Agreement, dated December 13, 2017, between Credit Suisse Capital LLC and the Company, regarding the Base Warrant Transactions (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 18, 2017).

10.2
Letter Agreement, dated December 13, 2017, between Barclays Bank PLC and the Company, regarding the Base Warrant Transactions (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 18, 2017).

10.3
Letter Agreement, dated December 13, 2017, between Citibank, N.A., and the Company, regarding the Base Warrant Transactions (incorporated herein by reference to Exhibit 10.3 to the Company Form 8-K filed on December 18, 2017).

10.4
Letter Agreement, dated December 13, 2017, between JPMorgan Chase Bank, National Association, and the Company, regarding the Base Warrant Transactions (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on December 18, 2017).

10.5
Letter Agreement, dated December 13, 2017, between Credit Suisse Capital LLC and the Company, regarding the Base Note Hedge Transactions (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed on December 18, 2017).

10.6
Letter Agreement, dated December 13, 2017, between Barclays Bank PLC and the Company, regarding the Base Note Hedge Transactions (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K filed on December 18, 2017).

10.7
Letter Agreement, dated December 13, 2017, between Citibank, N.A., and the Company, regarding the Base Note Hedge Transactions (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 8-K filed on December 18, 2017).

10.8
Letter Agreement, dated December 13, 2017, between JPMorgan Chase Bank, National Association, and the Company, regarding the Base Note Hedge Transactions (incorporated herein by reference to Exhibit 10.8 to the Company’s Form 8-K filed on December 18, 2017).

10.9
Letter Agreement, dated December 14, 2017, between Credit Suisse Capital LLC and the Company, regarding the Additional Warrant Transactions (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 8-K filed on December 18, 2017).

10.10
Letter Agreement, dated December 14, 2017, between Barclays Bank PLC and the Company, regarding the Additional Warrant Transactions (incorporated herein by reference to Exhibit 10.10 to the Company’s Form 8-K filed on December 18, 2017).

10.11
Letter Agreement, dated December 14, 2017, between Citibank, N.A., and the Company, regarding the Additional Warrant Transactions (incorporated herein by reference to Exhibit 10.11 to the Company’s Form 8-K filed on December 18, 2017).

10.12
Letter Agreement, dated December 14, 2017, between JPMorgan Chase Bank, National Association, and the Company, regarding the Additional Warrant Transactions (incorporated herein by reference to Exhibit 10.12 to the Company’s Form 8-K filed on December 18, 2017).

10.13
Letter Agreement, dated December 14, 2017, between Credit Suisse Capital LLC and the Company, regarding the Additional Note Hedge Transactions (incorporated herein by reference to Exhibit 10.13 to the Company’s Form 8-K filed on December 18, 2017).

10.14
Letter Agreement, dated December 14, 2017, between Barclays Bank PLC and the Company, regarding the Additional Note Hedge Transactions (incorporated herein by reference to Exhibit 10.14 to the Company’s Form 8-K filed on December 18, 2017).

10.15
Letter Agreement, dated December 14, 2017, between Citibank, N.A., and the Company, regarding the Additional Note Hedge Transactions (incorporated herein by reference to Exhibit 10.15 to the Company’s Form 8-K filed on December 18, 2017).

10.16
Letter Agreement, dated December 14, 2017, between JPMorgan Chase Bank, National Association, and the Company, regarding the Additional Note Hedge Transactions (incorporated herein by reference to Exhibit 10.16 to the Company’s Form 8-K filed on December 18, 2017).

15.1*	Letter from KPMG LLP dated February 8, 2018, regarding unaudited interim information.

31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.

31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant

32.1**	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOW GROUP INC.

By:	/s/ L. Don Miller
L. Don Miller Senior Vice President and Chief Financial Officer

By:	/s/ Brian J. Allman
Brian J. Allman Vice President, Chief Accounting Officer
February 8, 2018

Index to Exhibits.

Exhibit Number	Description of Exhibit

4.2
Sixth Supplemental Indenture, dated as of December 18, 2017, among the Company, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K filed on December 18, 2017).

10.1
Letter Agreement, dated December 13, 2017, between Credit Suisse Capital LLC and the Company, regarding the Base Warrant Transactions (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 18, 2017).

10.2
Letter Agreement, dated December 13, 2017, between Barclays Bank PLC and the Company, regarding the Base Warrant Transactions (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 18, 2017).

10.3
Letter Agreement, dated December 13, 2017, between Citibank, N.A., and the Company, regarding the Base Warrant Transactions (incorporated herein by reference to Exhibit 10.3 to the Company Form 8-K filed on December 18, 2017).

10.4
Letter Agreement, dated December 13, 2017, between JPMorgan Chase Bank, National Association, and the Company, regarding the Base Warrant Transactions (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on December 18, 2017).

10.5
Letter Agreement, dated December 13, 2017, between Credit Suisse Capital LLC and the Company, regarding the Base Note Hedge Transactions (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed on December 18, 2017).

10.6
Letter Agreement, dated December 13, 2017, between Barclays Bank PLC and the Company, regarding the Base Note Hedge Transactions (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K filed on December 18, 2017).

10.7
Letter Agreement, dated December 13, 2017, between Citibank, N.A., and the Company, regarding the Base Note Hedge Transactions (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 8-K filed on December 18, 2017).

10.8
Letter Agreement, dated December 13, 2017, between JPMorgan Chase Bank, National Association, and the Company, regarding the Base Note Hedge Transactions (incorporated herein by reference to Exhibit 10.8 to the Company’s Form 8-K filed on December 18, 2017).

10.9
Letter Agreement, dated December 14, 2017, between Credit Suisse Capital LLC and the Company, regarding the Additional Warrant Transactions (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 8-K filed on December 18, 2017).

10.1
Letter Agreement, dated December 14, 2017, between Barclays Bank PLC and the Company, regarding the Additional Warrant Transactions (incorporated herein by reference to Exhibit 10.10 to the Company’s Form 8-K filed on December 18, 2017).

10.11
Letter Agreement, dated December 14, 2017, between Citibank, N.A., and the Company, regarding the Additional Warrant Transactions (incorporated herein by reference to Exhibit 10.11 to the Company’s Form 8-K filed on December 18, 2017).

10.12
Letter Agreement, dated December 14, 2017, between JPMorgan Chase Bank, National Association, and the Company, regarding the Additional Warrant Transactions (incorporated herein by reference to Exhibit 10.12 to the Company’s Form 8-K filed on December 18, 2017).

10.13
Letter Agreement, dated December 14, 2017, between Credit Suisse Capital LLC and the Company, regarding the Additional Note Hedge Transactions (incorporated herein by reference to Exhibit 10.13 to the Company’s Form 8-K filed on December 18, 2017).

10.14
Letter Agreement, dated December 14, 2017, between Barclays Bank PLC and the Company, regarding the Additional Note Hedge Transactions (incorporated herein by reference to Exhibit 10.14 to the Company’s Form 8-K filed on December 18, 2017).

10.15
Letter Agreement, dated December 14, 2017, between Citibank, N.A., and the Company, regarding the Additional Note Hedge Transactions (incorporated herein by reference to Exhibit 10.15 to the Company’s Form 8-K filed on December 18, 2017).

10.16
Letter Agreement, dated December 14, 2017, between JPMorgan Chase Bank, National Association, and the Company, regarding the Additional Note Hedge Transactions (incorporated herein by reference to Exhibit 10.16 to the Company’s Form 8-K filed on December 18, 2017).

15.1*	Letter from KPMG LLP dated February 8, 2018, regarding unaudited interim information.

31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.

31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant

32.1**	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.