Form 10-K
period 2018-03-31
Bristow Group Inc
filed 2018-05-23
CIK 73887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended March 31, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ____________
Commission File Number 001-31617
Bristow Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	72-0679819
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2103 City West Blvd., 4thFloor Houston, Texas	77042 (Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (713) 267-7600
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock ($.01 par value)	New York Stock Exchange
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
YES  ☐    NO  ☑
The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based upon the closing price on the New York Stock Exchange, as of September 30, 2017 was $301,657,750.
The number of shares outstanding of the registrant’s Common Stock as of May 18, 2018 was 35,649,881.
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
We use the pronouns “we”, “our” and “us” and the term “Bristow Group” to refer collectively to Bristow Group and its consolidated subsidiaries and affiliates, unless the context indicates otherwise. We also own interests in other entities that we do not consolidate for financial reporting purposes, which we refer to as unconsolidated affiliates, unless the context indicates otherwise. Bristow Group, Bristow Aviation Holdings Limited (“Bristow Aviation”), our consolidated subsidiaries and affiliates, and the unconsolidated affiliates are each separate legal entities, and our use of the terms “we”, “our” and “us” does not suggest that we have abandoned their separate identities or the legal protections given to them as separate legal entities. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ended March 31, 2018 is referred to as “fiscal year 2018”.
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

•
the possibility of significant changes in foreign exchange rates and controls, including as a result of voters in the U.K. having approved the exit of the U.K. (“Brexit”) from the European Union (“E.U.”);

•	the existence of competitors;

•
the possibility that we may be unable to obtain financing or enter into definitive agreements with respect to financings on terms that are favorable to us or maintain compliance with covenants in our financing agreements;

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
During fiscal year 2018, we generated approximately 68% of our consolidated operating revenue from external clients from oil and gas operations, approximately 17% from U.K. SAR operations and approximately 15% from fixed wing services, including charter and scheduled airline services that support our global helicopter operations.
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
Helicopters are generally classified as small (four to eight passenger capacity), medium (12 to 16 passenger capacity) and large (16 to 25 passenger capacity), each of which serves a different transportation need of the offshore energy industry. Medium and large helicopters, which can fly in a wider variety of operating conditions, over longer distances, at higher speeds and carry larger payloads than small helicopters, are most commonly used for crew changes on large offshore production facilities and drilling rigs. With these enhanced capabilities, medium and large helicopters have historically been preferred in international markets, where the offshore facilities tend to be larger, the drilling locations tend to be more remote, located in harsh environments and the onshore infrastructure tends to be more limited. Additionally, local governmental regulations in certain international markets require us to operate twin-engine medium and large aircraft in those markets. Global demand for medium and large helicopters is driven by drilling, development and production activity levels in deepwater locations throughout the world, as the medium and large aircraft are able to travel to these deepwater locations. Small helicopters are generally used for shorter routes and to reach production facilities that cannot accommodate medium and large helicopters. Historically, our small helicopters have operated primarily over the shallow waters offshore in the U.S. Gulf of Mexico and Nigeria. We are able to deploy our aircraft to the regions with the greatest demand, subject to the satisfaction of local governmental regulations. SAR operations utilize medium and large aircraft that are specially configured to conduct these types of operations in environments around the world. The commercial aircraft in our consolidated fleet are our primary source of revenue. To normalize the consolidated operating revenue of our commercial helicopter fleet for the different revenue productivity and cost, we developed a common weighted factor that combines large, medium and small commercial helicopters into a combined standardized number of revenue producing commercial aircraft assets. We call this measure Large AirCraft Equivalent (“LACE”). Our commercial large, medium and small helicopters, including owned and leased helicopters, are weighted as 100%, 50%, and 25%, respectively, to arrive at a single LACE number, which excludes fixed wing aircraft, unconsolidated affiliate aircraft, aircraft held for sale and aircraft construction in process. We divide our operating revenue from commercial contracts relating to LACE aircraft, which excludes operating revenue from affiliates and reimbursable revenue, by LACE to develop a LACE rate, which is a standardized rate.
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
The oil and gas business environment experienced a significant downturn beginning during fiscal year 2015. Brent crude oil prices declined from approximately $106 per barrel at July 1, 2014 to a low of approximately $26 per barrel in February 2016, with an increase to approximately $65 per barrel as of March 31, 2018. The decrease in oil prices was driven by increased global supply and forecasts of reduced demand for crude oil resulting from weaker global economic growth in many regions of the world. The oil price decline negatively impacted the cash flow of our clients and resulted in their implementation of measures to reduce operational and capital costs, negatively impacting activity beginning in fiscal year 2015. These cost reductions have continued into fiscal year 2018 and have impacted both the offshore production and the offshore exploration activity of our clients, with offshore production activity being impacted to a lesser extent. Although the largest share of our revenue relates to oil and gas production and our largest contract, the U.K. SAR contract (as defined herein), is not directly impacted by declining oil prices, the significant drop in the price of crude oil resulted in the rescaling, delay or cancellation of planned offshore projects which has negatively impacted our operations and could continue to negatively impact our operations in future periods.
The oil price environment is showing signs of stabilizing with crude oil prices at levels not seen since the end of calendar year 2014. We are seeing an increase in offshore market activity off of a very low base level with an increased number of working floaters and jackups in our core markets, including the U.S. Gulf of Mexico and North Sea. There have also been significant increases in front end engineering and design awards that, along with the stabilization of tie-back work and floating production storage and offloading unit utilization, has historically been a leading indicator of increased offshore activity. The helicopter transportation industry is benefiting from relatively low day rates for rigs, which in turn reduces our oil and gas clients’ costs and generates increased demand for offshore transportation like helicopters. As discussed elsewhere in this Annual Report, our success in reducing costs and our faster hub response has made us more competitive, and we are gaining market share in this new environment for short-cycle requirements created by the changing market; however, we are uncertain as to whether this increased activity will lead to a recovery in offshore spending, and an extended period of reduced offshore spending may have a material impact on our financial position, cash flow and results of operations.

As of March 31, 2018, the aircraft in our fleet, the aircraft which we expect to take delivery of in the future and the aircraft which we have the option to acquire were as follows:

	Number of Aircraft
	Consolidated Affiliates					Unconsolidated Affiliates (3)
	Operating Aircraft
Type	Owned Aircraft	Leased Aircraft	Aircraft Held For Sale	On Order (1)	Under Option (2)	In Fleet	Maximum Passenger Capacity
Large Helicopters:
AW189	2	1	—	—	4	—	16
AW189 U.K. SAR (4)	7	2	—	4	—	—	16
H175	—	—	—	22	—	—	16
H225 (5)	16	8	—	—	—	—	19
Mil Mi-8	7	—	—	—	—	—	20
Sikorsky S-92A (5)(6)	31	35	—	1	—	12	19
Sikorsky S-92A U.K. SAR	3	11	—	—	—	—	19
	66	57	—	27	4	12
Medium Helicopters:
AW139	16	10	—	—	—	5	12
AW139 U.K. SAR (7)	—	4	—	—	—	—	12
Bell 212	—	—	—	—	—	14	12
Bell 412	3	—	6	—	—	15	13
H155	—	—	1	—	—	—	13
Sikorsky S-76 C/C++	33	9	2	—	—	24	12
Sikorsky S-76D	10	1	—	—	—	—	12
	62	24	9	—	—	58
Small Helicopters:
AS350BB	—	—	—	—	—	1	4
AW109	—	—	—	—	—	1	4
Bell 206B (5)	—	1	—	—	—	2	4
Bell 206L Series	—	—	—	—	—	6	6
Bell 407	22	2	—	—	—	—	6
H135	—	—	—	—	—	3	6
	22	3	—	—	—	13
Fixed wing (8)	29	21	2	—	—	27
Total	179	105	11	27	4	110
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

(3)
Includes 41 helicopters (primarily medium) and 20 fixed wing aircraft owned and managed by Líder Táxi Aéreo S.A. (“Líder”), our unconsolidated affiliate in Brazil, 41 helicopters and seven fixed wing aircraft owned by Petroleum Air Services (“PAS”), our unconsolidated affiliated in Egypt, and one helicopter operated by Cougar Helicopters Inc. (“Cougar”), our unconsolidated affiliate in Canada.

(4)	Two of the AW189 U.K. SAR configured aircraft on order are currently being leased.

(5)	Four S-92A aircraft, one H225 aircraft and one Bell 206B aircraft were returned to lessors in April 2018.

(6)	In April 2018, one S-92A U.K. SAR configured aircraft moved to Norway.

(7)
As of March 31, 2018, two of these leased aircraft were in the process of being redelivered to the lessor with the remaining two leased aircraft also expected to be redelivered to the lessor in fiscal year 2019.

(8)
Bristow Helicopters owns a 100% interest in Eastern Airways. Eastern Airways operates a total of 34 fixed wing aircraft in the Europe Caspian region and provides technical support for two fixed wing aircraft in the Africa region. Additionally, Bristow Helicopters Australia Pty Ltd. (“Bristow Helicopters Australia”) owns a 100% interest in Airnorth. Airnorth operates a total of 14 fixed wing aircraft, which are included in the Asia Pacific region.

The following table presents the distribution of our operating revenue for fiscal year 2018 and aircraft as of March 31, 2018 among our regions:

		Aircraft in Consolidated Fleet(1)(2)
	Operating Revenue for Fiscal Year 2018	Helicopters
		Small	Medium	Large	Fixed Wing	Total	Unconsolidated Affiliates (3)	Total

Europe Caspian	55%	—	16	82	34	132	—	132
Africa	14%	9	28	4	4	45	48	93
Americas	17%	16	41	16	—	73	62	135
Asia Pacific	14%	—	10	21	14	45	—	45
Total	100%	25	95	123	52	295	110	405

_______________

(1)	Includes 11 aircraft held for sale and 105 leased aircraft as follows:

	Held for Sale Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Fixed Wing	Total
Europe Caspian	—	2	—	—	2
Africa	—	3	—	1	4
Americas	—	4	—	—	4
Asia Pacific	—	—	—	1	1
Total	—	9	—	2	11

	Leased Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Fixed Wing	Total
Europe Caspian	—	6	42	15	63
Africa	—	1	2	2	5
Americas	3	14	6	—	23
Asia Pacific	—	3	7	4	14
Total	3	24	57	21	105

(2)	The average age of our commercial helicopter fleet was approximately nine years as of March 31, 2018.

(3)	The 110 aircraft operated by our unconsolidated affiliates do not include those aircraft leased from us.

Our current number of LACE is 172 and our historical LACE and LACE rate is as follows:

	Fiscal Year Ended March 31,
	2018	2017	2016	2015	2014
LACE	172	174	162	166	158
LACE Rate (in millions)	$6.80	$6.63	$8.85	$9.33	$9.34
The following table presents the distribution of LACE helicopters owned and leased, and the percentage of LACE leased as of March 31, 2018. The percentage of LACE leased is calculated by taking the total LACE for leased commercial helicopters divided by the total LACE for all commercial helicopters we operate, including both owned and leased.

	LACE		Percentage of LACE Leased
	Owned Aircraft	Leased Aircraft
Europe Caspian	44	45	51%
Africa	16	3	13%
Americas	25	14	36%
Asia Pacific	18	9	33%
Total	103	70	40%
Region Operations
Europe Caspian
Based on the number of aircraft operating, we are one of the largest providers of industrial aviation services in the North Sea, where there are harsh weather conditions and geographically concentrated offshore facilities. As of March 31, 2018, we operated our oil and gas operations in our Europe Caspian region from four bases in the U.K. and four bases in Norway. The offshore facilities in the Northern North Sea and Norwegian North Sea are large and require frequent crew change flight services. In the Southern North Sea, the facilities are generally smaller with some unmanned platforms requiring shuttle operations to up-man in the morning and down-man in the evening. We deploy the majority of the large aircraft in our consolidated fleet in the North Sea where our clients are primarily major integrated and independent offshore energy companies. Our North Sea operations are subject to seasonality as drilling activity is lower during the winter months due to harsh weather and shorter days.
We provide commercial SAR services for a number of oil and gas companies operating in the Norwegian sector of the North Sea.
We have a contract with the U.K. Department for Transport (the “DfT”) to provide public sector SAR services for all of the U.K. (the “U.K. SAR contract”). The U.K. SAR contract has a phased-in transition period that began in April 2015 and continued to July 2017 with a contract length of approximately ten years. We are currently operational at all ten bases as follows: Humberside and Inverness (April 2015), Caernarfon (July 2015), Lydd (August 2015), St. Athan (October 2015), Prestwick and Newquay (January 2016), Lee-on-Solent (March 2017), and two previously awarded Gap SAR bases of Sumburgh (June 2013) and Stornoway (July 2013). One Gap SAR base transitioned to the U.K. SAR contract on March 31, 2017 and the remaining Gap SAR base transitioned to the U.K. SAR contract on July 1, 2017. Although the U.K. SAR contract calls for 11 U.K. SAR configured S-92s and 11 U.K. SAR configured AW189s, as of March 31, 2018, we are servicing this contract utilizing the following U.K. SAR configured aircraft: 14 S-92s (11 of which are leased), nine AW189s (two of which are leased) and four AW139s (all four are leased).
Bristow Helicopters owns a 100% interest in Eastern Airways, a regional fixed wing operator based in the U.K. Eastern Airways has approximately 650 employees and its operations focus on providing scheduled and charter services targeting U.K. oil and gas transport. Eastern Airways operates 34 fixed wing aircraft and provides technical support for two fixed wing aircraft operating in our Africa region. We believe our investment in Eastern Airways strengthens our ability to provide a complete suite of point to point transportation services for existing European based passengers, expand industrial aviation services in certain areas like the Shetland Islands and create a more integrated logistics solution for global clients.
Additionally, our Europe Caspian region includes operations in Turkmenistan. We operate one medium aircraft through our 51% interest in Turkmenistan Helicopters Limited, a Turkmenistan corporation that provides industrial aviation services to an international offshore energy company from a single location.

Africa
As of March 31, 2018, most of the aircraft in our Africa region operated in Nigeria, where we are the largest provider of industrial aviation services to the offshore energy industry. We have historically deployed a combination of small, medium and large aircraft in Nigeria and service a client base comprised mostly of major integrated offshore energy companies. We have four operational bases located as follows: one in Lagos, one in Eket and two in Port Harcourt. The marketplace for our services had historically been concentrated predominantly in the oil rich swamp and shallow waters of the Niger Delta area. More recently we have been undertaking work further offshore in support of deepwater exploration. Operations in Nigeria are subject to seasonality as the Harmattan, a dry and dusty trade wind, blows between the end of December and the middle of February. At times when the heavy amount of dust in the air severely limits visibility, our aircraft are unable to operate.
In October 2015, we began providing fixed wing services to provide end-to-end transportation services for principally oil and gas industry customers and currently operate two fixed wing aircraft in support of this service.
We own a 25% interest in PAS, an Egyptian corporation which provides helicopter and fixed wing transportation to the offshore energy industry. Additionally, spare fixed wing capacity is chartered to tourism operators. PAS operates 41 helicopters and seven fixed wing aircraft from multiple locations. The remaining 75% interest in PAS is owned by the Egyptian General Petroleum Corporation.
Americas
As of March 31, 2018, we operated from three operating facilities in the U.S. Gulf of Mexico. We are one of the largest suppliers of industrial aviation services in the U.S. Gulf of Mexico. Our clients in this region are mostly independent and major integrated offshore energy companies. The U.S. Gulf of Mexico is a major offshore energy producing region. The shallow water platforms are typically unmanned and are serviced by small aircraft. The deepwater platforms are serviced by medium and large aircraft. Among our strengths in this region, in addition to our operating facilities, are our advanced flight-following systems and our widespread and strategically located offshore fuel stations. Operations in the U.S. Gulf of Mexico are subject to seasonality as the months of December through March typically have more days of harsh weather conditions than the other months of the year. Additionally, during the months of June through November, tropical storms and hurricanes may reduce activity as we are unable to operate in the area of the storm.
We also operate a SAR base at the South Lafourche Airport in Galliano, Louisiana. From this base, we have two medium and one large aircraft that provide SAR and/or medical evacuation services to oil and gas operators.
Additionally, we operate seven medium and one large aircraft in Trinidad from a base located at Trinidad’s Piarco International Airport and three medium aircraft in Guyana from a base located at Ogle International Airport. Our clients in Trinidad and Guyana are primarily engaged in offshore energy activities. We also provide rescue and recovery services for our clients in Trinidad and Guyana.
We own a 40% economic interest in Cougar Helicopters Inc. (“Cougar”), the largest offshore energy and SAR helicopter service provider in Atlantic Canada. Cougar has approximately 220 employees and its operations are primarily focused on serving the offshore oil and gas industry off Canada’s Atlantic coast. We leased eight large helicopters and four shore-based facilities to Cougar as of March 31, 2018, including state-of-the-art helicopter passenger, maintenance and SAR facilities located in Newfoundland and Labrador.
We also own a 41.9% economic interest in Líder, a provider of helicopter and corporate aviation services in Brazil. Líder has approximately 1,250 employees and operates through five primary operating units: helicopter service, maintenance, chartering, ground handling and aircraft sales, and provides commercial SAR and medical evacuation services to the oil and gas industry. Líder’s fleet includes 41 rotor wing and 20 fixed wing aircraft (including owned and managed aircraft). Líder also has a vast network of bases located strategically in Brazil. including locations in Macae, Rio de Janiero and Vitória, and is headquartered in Belo Horizonte, Brazil.
Asia Pacific
As of March 31, 2018, we operated in Australia from three bases located in Western Australia, one base in Victoria and one base in Northern Territory. Our operating bases are located in the vicinity of the major offshore energy exploration and production fields in the North West Shelf, the Browse and Carnarvon basins of Western Australia and the Bass Straits in Victoria. Our clients in Australia are primarily major integrated offshore energy companies. Additionally, we provide SAR and medical evacuation services to the oil and gas industry in Australia and engineering support to the Republic of Singapore Air Force’s fleet of helicopters at their base in Oakey, Queensland. Operations in the Asia Pacific region during the months of November through April may be impacted by cyclones that may reduce activity as we are unable to operate in the area of the storm.

Bristow Helicopters Australia owns a 100% interest in Airnorth, a regional fixed wing operator based in Darwin, North Territory, Australia. Airnorth has approximately 250 employees and its operations focus on providing both charter and scheduled services targeting the energy and mining industries in Northern and Western Australia as well as international services to Dili, Timor-Leste. Airnorth operates 14 fixed wing aircraft. We believe this investment strengthens our ability to provide point to point transportation services for existing Australian based passengers, expand industrial aviation services in certain areas in Southeast Asian markets and create a more integrated logistics solution for global clients.
Additionally, we operate seven large aircraft in Russia from three locations on Sakhalin Island, where we provide industrial aviation services to international and domestic offshore energy companies and operate a local SAR service.
Clients and Contracts
Our principal clients are major integrated, national and independent offshore energy companies and the U.K. Department for Transport. The following table presents our top ten clients in fiscal year 2018 and their percentage contribution to our consolidated gross revenue during fiscal years 2018, 2017 and 2016 and includes any clients accounting for 10% or more of our consolidated gross revenue during such fiscal years.

	Fiscal Year Ended March 31,
Client Name	2018	2017	2016
U.K. Department for Transport	15.4%	13.6%	10.3%
Statoil	7.6%	5.3%	3.7%
Chevron	6.4%	8.7%	11.4%
ConocoPhillips	6.3%	7.3%	7.6%
IAC (1)	4.8%	4.6%	5.6%
BP	4.5%	8.2%	6.5%
Cougar (2)	4.3%	4.4%	3.6%
Exxon Mobil	4.2%	4.1%	3.5%
Inpex	3.9%	3.4%	4.7%
ENI	3.2%	3.0%	3.1%
	60.6%	62.6%	60.0%
_______________

(1)	IAC is the Integrated Aviation Consortium in the U.K. North Sea and comprises three major oil companies: BP, CNR International, EnQuest and TAQA.

(2)	As discussed above, we own a 40% economic interest in Cougar.
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
Generally, SAR services contracts include a monthly standing charge, which average approximately 85% of the total contract revenue, and a monthly variable charge that covers flying, fuel and ancillary items, which average approximately 15% of the total contract revenue. See further details on the U.K. SAR contract in “— Region Operations — Europe Caspian.”
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
Safety, Industry Hazards and Insurance
Hazards such as severe weather and mechanical failures are inherent in the transportation industry and may result in the loss of equipment and revenue. It is possible that personal injuries and fatalities may occur. We believe our air accident rate per 100,000 flight hours, which has historically been lower than the reported global offshore energy production helicopter average data, indicates that we have consistently performed better than the industry average with respect to safety. In fiscal year 2016, one Sikorsky S-76C+ and one Sikorsky S-76C++ aircraft operated by us were involved in accidents. In one of these accidents, two of our crew members and four passengers were fatally injured. The second accident resulted in no significant injuries or fatalities. During fiscal years 2018 and 2017, we had no accidents that resulted in fatalities.
Our well-established global safety program called “Target Zero” focuses on improved safety performance. Our safety vision is to have zero accidents, zero harm to people, and zero harm to the environment. The key components to achieving this are to improve safety culture and individual behaviors, increase the level of safety reporting by the frontline employees, increase accountability for addressing identified hazards by the operational managers and provide for independent oversight of the operational safety programs.
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

Employees
As of March 31, 2018, we employed 4,058 employees. Many of our employees are represented under collective bargaining agreements. Periodically, certain groups of our employees who are not covered by a collective bargaining agreement consider entering into such an agreement. We believe that our relations with our employees are generally satisfactory.
The following table sets forth our main employee groups and status of the collective bargaining agreements:

Employee Group	Representatives	Status of Agreement	Approximate Number of Employees Covered by Agreement as of March 31, 2018
U.K. Pilots	British Airline Pilots Association (“BALPA”)	Agreement expired in March 2017. Currently in negotiations.	375
U.K. Engineers and Staff	Unite	Agreement expired in March 2018. Currently in negotiations.	560
Bristow Norway Pilots	Norsk Flygerforbund (“NALPA”); Parat Luftfart (“PARAT”)	Agreement expires in March 2019.	190
Bristow Norway Engineers	Norsk Helikopteransattes Forbund (“NU of HE”)/BNTF	Agreement expires in September 2018.	130
Nigeria Junior and Senior Staff	National Union of Air Transport Employees; Air Transport Services Senior Staff Association of Nigeria	Agreements expired in March 2017. Currently in negotiations.	50
Nigeria Pilots and Engineers	Nigerian Association of Airline Pilots and Engineers	We recognize this union for representation purposes, but there is no formal commitment to negotiate remuneration.	150
North America Pilots	Office and Professional Employees International Union (“OPEIU”)	Agreement expired April 2015. Currently in negotiations.	130
Gulf of Mexico Mechanics	OPEIU	Agreement expired in April 2017. Currently in negotiations.	190
Australia Engineers and BDI Tradesmen and Staff	Australian Licensed Aircraft Engineers Association (“ALAEA”), Australian Manufacturing Union (“AMWU”) and elected employee representatives	Agreement for BDI tradesmen and staff expires in March 2020. Agreement for Australia engineers expires in October 2019.	130
Trinidad Mechanics	Fitters/Handlers	Agreements expired in May 2016. Currently in negotiations.	40
Airnorth Pilots	Aircrew Logistics Pilots Group	Agreement expired in June 2008. Currently being rolled over on an annual basis.	50
Airnorth Engineers	Aircraft Logistics Engineers Group	Agreement expired in June 2016. Currently in negotiations.	50
Líder, our unconsolidated affiliate in Brazil, employs approximately 1,250 employees and Cougar, our unconsolidated affiliate in Canada, employs approximately 220 employees.

Governmental Regulation
United States
As a commercial operator of aircraft, our U.S. operations are subject to regulations under the Federal Aviation Act of 1958, as amended (the “Federal Aviation Act”), and other laws. We carry persons and property in our helicopters under an Air Taxi Certificate granted by the U.S. Federal Aviation Administration (the “FAA”). The FAA regulates our U.S. flight operations and, in this respect, exercises jurisdiction over personnel, aircraft, ground facilities and certain technical aspects of our operations. The National Transportation Safety Board is authorized to investigate aircraft accidents and to recommend improved safety standards. Our U.S. operations are also subject to the Federal Communications Act of 1934 because we use radio facilities in our operations.
Under the Federal Aviation Act, it is unlawful to operate certain aircraft for hire within the U.S. unless such aircraft are registered with the FAA and the FAA has issued an operating certificate to the operator. As a general rule, aircraft may be registered under the Federal Aviation Act only if the aircraft are owned or controlled by one or more citizens of the U.S. and an operating certificate may be granted only to a citizen of the U.S. For purposes of these requirements, a corporation is deemed to be a citizen of the U.S. only if at least 75% of its voting interests are owned or controlled by U.S. citizens, the president of the company is a U.S. citizen, two-thirds or more of the directors are U.S. citizens and the company is under the actual control of U.S. citizens. If persons other than U.S. citizens should come to own or control more than 25% of our voting interest or if any of the other requirements are not met, we have been advised that our aircraft may be subject to deregistration under the Federal Aviation Act, and we may lose our ability to operate within the U.S. Deregistration of our aircraft for any reason, including foreign ownership in excess of permitted levels, would have a material adverse effect on our ability to conduct certain operations within our Americas region operations. Therefore, our organizational documents currently provide for the automatic suspension of voting rights of shares of our outstanding voting capital stock owned or controlled by non-U.S. citizens, and our right to redeem those shares, to the extent necessary to comply with these requirements. As of March 31, 2018, approximately 6,214,000 shares of our common stock were held of record by persons with foreign addresses. These shares represented approximately 17% of our total outstanding common stock as of March 31, 2018. Our foreign ownership may fluctuate on each trading day because our common stock is publicly traded.
We are subject to the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”), which generally prohibits us and our intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business.
We are subject to regulations imposed by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) and other U.S. laws and regulations that prohibit dealings with sanctioned countries and certain other third parties.
We are also subject to the International Traffic in Arms Regulations (“ITAR”) that control the export and import of defense-related articles, services and technical data. ITAR dictates that information and material pertaining to defense and military related technologies may only be shared with U.S. persons or organizations unless authorization from the U.S. State Department is received or a special exemption is used. We are also subject to the Export Administration Regulations (the “EAR”) that control the export of commercial and “dual use” goods. Persons or organizations subject to U.S. jurisdiction may incur heavy fines if they violate ITAR or the EAR.
United Kingdom
Our operations in the U.K. are subject to the Civil Aviation Act 1982 and other similar English and E.U. statutes and regulations. We carry persons and property in our aircraft pursuant to an operating license issued by the Civil Aviation Authority (the “CAA”). The holder of an operating license must meet the ownership and control requirements of Council Regulation 2407/92. To operate under this license, the company through which we conduct operations in the U.K., Bristow Helicopters, must be owned directly or through majority ownership by E.U. nationals, and must at all times be effectively controlled by them. To comply with these restrictions, we own only 49% of the ordinary shares of Bristow Aviation, the entity that owns Bristow Helicopters. In addition, we have a put/call agreement with the other two stockholders of Bristow Aviation which grants us the right to buy all of their Bristow Aviation ordinary shares (and grants them the right to require us to buy all of their shares). Under English law, to maintain Bristow Helicopters’ operating license, we would be required to find a qualified E.U. owner to acquire any of the Bristow Aviation shares that we have the right or obligation to acquire under the put/call agreement. In addition to our equity investment in Bristow Aviation, we own deferred stock, essentially a subordinated class of stock with no voting rights, and hold subordinated debt issued by Bristow Aviation.

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
Also, we are subject to the U.K. Bribery Act 2010 (the “U.K. Bribery Act”), which creates criminal offenses for bribery and failing to prevent bribery. We are also subject to new U.K. corporate criminal offenses for failure to prevent the facilitation of tax evasion pursuant to the Criminal Finances Act 2017, which imposes criminal liability on a company where it has failed to prevent the criminal facilitation of tax evasion by a person associated with the company.
Additionally, we are obligated to comply with U.K. and E.U. Export Controls and Economic Sanctions. U.K. and E.U. regulations may prevent the export of certain controlled items to certain controlled persons or destinations. In some circumstances, export authorizations may be available in respect of such exports. A variety of penalties, both criminal and civil, may be imposed for breaches of these regulations.
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
In addition, since our operations generate wastes, including some hazardous wastes, we may be subject to the provisions of the Resource, Conservation and Recovery Act (“RCRA”) and analogous state laws that limit the approved methods of disposal for some types of hazardous and nonhazardous wastes and require owners and operators of facilities that treat, store or dispose of hazardous waste and to clean up releases of hazardous waste constituents into the environment associated with their operations. Some wastes handled by us that currently are exempt from treatment as hazardous wastes may in the future be designated as “hazardous wastes” under RCRA or other applicable statutes. If this were to occur, we would become subject to more rigorous and costly operating and disposal requirements.
The Federal Water Pollution Control Act, also known as the Clean Water Act, and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters or waters of the U.S. The discharge of pollutants into jurisdictional waters is prohibited unless the discharge is permitted by the U.S. Environmental Protection Agency (“EPA”) or applicable state agencies. Some of our properties and operations require permits for discharges of wastewater and/or stormwater, and we have a system in place for securing and maintaining these permits. In addition, the Oil Pollution Act of 1990 imposes a variety of requirements on responsible parties related to the prevention of oil spills and liability for damages, including natural resource damages, resulting from such spills in the waters of the U.S. A responsible party includes the owner or operator of a facility. The Clean Water Act and analogous state laws provide for administrative, civil and criminal penalties for unauthorized discharges and, together with the Oil Pollution Act, impose rigorous requirements for spill prevention and response planning, as well as substantial potential liability for the cost of removal, remediation, and damages in connection with any unauthorized discharges.
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
Our U.K. SAR contract can be terminated and is subject to certain other rights of the DfT.
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
Any reductions in the budgets of government agencies for spending on industrial aviation services, implementation of cost saving measures by government agencies, including the DfT, imposed modifications of contract terms or delays in collecting receivables owed to us by our government agency clients could have an adverse effect on our business, financial condition and results of operations.
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
Our business is capital intensive, and to the extent we do not generate sufficient cash from operations, we will need to raise additional funds through bank debt, public or private debt, or equity financings to execute our growth strategy and to fund operating losses. Adequate sources of capital funding may not be available when needed, or may not be available on favorable terms. If we raise additional funds by issuing equity or certain types of convertible debt securities, dilution to the holdings of existing stockholders may result. Further, if we raise additional debt financing, we will incur additional interest expense and the terms of such debt may be at less favorable rates than existing debt and could require the pledge of additional assets as security or subject us to financial and/or operating covenants that affect our ability to conduct our business. If funding is insufficient at any time in the future, we may be unable to acquire additional aircraft, take advantage of business opportunities, fund operating losses or respond to competitive pressures, any of which could harm our business, financial condition and results of operations. See discussion of our capital commitments in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Future Cash Requirements” included elsewhere in this Annual Report.
The vote by the United Kingdom to leave the E.U. could adversely affect us.
In a referendum held on June 23, 2016, voters in the U.K. approved Brexit. On March 29, 2017, the U.K. government commenced the exit process under Article 50 of the Treaty of the European Union by notifying the European Council of the U.K.’s intention to leave the E.U. This notification starts a two-year time period for the U.K. and the remaining E.U. Member States to negotiate a withdrawal agreement.
For fiscal years 2018, 2017 and 2016, approximately 37%, 36% and 34%, respectively, of our revenue was derived from contracts with customers in the U.K., and for fiscal years 2018, 2017 and 2016, approximately 18%, 16% and 16%, respectively, of our revenue was derived from contracts with customers in other European markets.
The consequences of Brexit, together with the protracted negotiations around the terms of Brexit, could introduce significant uncertainties into global financial markets and adversely impact the regions in which we and our clients operate. In the long term, Brexit could also create uncertainty with respect to the legal and regulatory requirements to which we and our customers in the U.K. are subject and lead to divergent national laws and regulations as the U.K. government determines which E.U. laws to modify or replace. Brexit also exacerbates the potential for additional referendums within the U.K., such as in Scotland, which could lead to a breakup of the U.K, creating further legal and regulatory uncertainty.
The Brexit vote initially resulted in a significant decline in the value of British pound sterling. While the British pound sterling has since partially recovered as negotiations over the terms of Brexit have progressed, volatility in exchange rates remains possible. If the British pound sterling weakens once again, revenue under contracts denominated in British pound sterling will translate into fewer U.S. dollars. For fiscal years 2018 and 2017, revenue denominated in British pound sterling represented 35% and 34% of our revenue, respectively. The uncertainties surrounding Brexit and risks associated with the commencement of Brexit could have a material adverse effect on our current business and future growth.
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
We, or third parties operating our aircraft, may experience accidents or damage to our assets in the future. These risks could endanger the safety of both our own and our clients’ personnel, equipment, cargo and other property, as well as the environment. If any of these events were to occur with equipment or other assets that we need to operate or lease to third parties, we could experience loss of revenue, termination of charter contracts, higher insurance rates, and damage to our reputation and client relationships. In addition, to the extent an accident occurs with aircraft we operate or to assets supporting operations, we could be held liable for resulting damages. Even where losses or liability for damages is covered by insurance, we may incur deductibles and additional insurance premiums. The lack of sufficient insurance for an incident or accident could have a material adverse effect on our operations and financial condition.
Certain models of aircraft that we operate have also experienced accidents while operated by third parties. Most recently, on April 29, 2016, an incident occurred with an Airbus Helicopters EC225LP (also known as an H225) model helicopter operated by another helicopter company, which resulted in the loss of life for eleven passengers and two crew members in Norway. This incident resulted in the civil aviation authorities in the U.K. and Norway issuing safety directives that required the operators to suspend commercial operations of the affected aircraft pending determination of the root cause. Although the civil aviation authorities have since issued a safety directive providing for return to service, our H225 fleet of 24 aircraft remains grounded globally as a result of this incident. If other operators experience accidents with aircraft models that we operate or lease, obligating us to take such aircraft out of service until the cause of the accident is rectified, we could lose revenue and clients. In addition, safety issues experienced by a particular model of aircraft could result in clients refusing to use that particular aircraft model or a regulatory body grounding that particular aircraft model. The value of the aircraft model might also be permanently reduced in the market if the model were to be considered less desirable for future service and the inventory for such aircraft may be impaired.
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
Our clients consider safety and reliability as two of the primary attributes when selecting a provider of air transportation services. If we fail to maintain standards of safety and reliability that are satisfactory to our clients, our ability to retain current clients and attract new clients may be adversely affected. Accidents or disasters could impact client or passenger confidence in a particular fleet type, us or the air transportation services industry as a whole and could lead to a reduction in client contracts, particularly if such accidents or disasters were due to a safety fault in a type of aircraft used in our fleet. In addition, the loss of aircraft as a result of accidents could cause significant adverse publicity and the interruption of air services to our clients, which could adversely impact our reputation, operations and financial results. Our aircraft have been involved in accidents in the past, some of which have included loss of life and property damage. We may experience similar accidents in the future.

Our diversification efforts into other industrial aviation services such as fixed wing, SAR, and unmanned aerial vehicle services may prove unsuccessful.
Our business has traditionally been significantly dependent upon the level of offshore oil and gas exploration, development and production activity. Although the company has begun diversification efforts with the award for the provision of SAR services in the U.K. and investments in Eastern Airways, Airnorth and Sky-Futures, the effect of the downturn in the oil and gas industry has nevertheless negatively impacted our financial results and could continue to negatively impact our financial results in future periods. While diversification into other industrial aviation services is intended over the long term to grow the business and offset the cyclical nature of the underlying oil and gas business, we cannot be certain that diversification benefits associated with those lines of business will be realized at any point.
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
Historically, there has been continuing political and social unrest in Nigeria, where we derived 14%, 15% and 14% of our gross revenue during fiscal years 2018, 2017 and 2016, respectively. In 2015, there was a change in the leadership in Nigeria. The current leadership is facing numerous challenges which, if not addressed, may cause political or social unrest and result in a lack of demand for our services in Nigeria and safety risks for our operations and our people. Our operations in Nigeria are subject to the Nigerian Content Development Act 2010, which requires that oil and gas contracts be awarded to a company that is seen or perceived to have more “local content” than a “Foreign” competitor. Additionally, the Nigerian Content Development Act allows the monitoring board to penalize companies that do not meet these local content requirements up to 5% of the value of the contract. In addition, the passage of the Nigerian Petroleum Industry Bill could lead to further uncertainty in demand in the region. Future unrest or legislation in Nigeria or our other operating regions could adversely affect our business, financial condition and results of operations in those regions. We cannot predict whether any of these events will continue to occur in Nigeria or occur elsewhere in the future.
We also have a joint venture operating in Sakhalin that may be negatively impacted by any further changes to current sanctions against Russia.

We are highly dependent upon the level of activity in the North Sea and to a lesser extent the U.S. Gulf of Mexico, which are mature exploration and production regions.
In fiscal years 2018, 2017 and 2016, approximately 62%, 58% and 58%, respectively, of our gross revenue was derived from industrial aviation services provided to oil and gas clients operating in the North Sea and the U.S. Gulf of Mexico. The North Sea and the U.S. Gulf of Mexico are mature exploration and production regions that have undergone substantial seismic survey and exploration activity for many years. Because a large number of oil and gas properties in these regions have already been drilled, additional prospects of sufficient size and quality (including projected costs permitting economic development, given anticipated hydrocarbon prices) could be more difficult to identify. The ability of our clients to produce sufficient quantities to support the costs of exploration in different basins could impact the level of future activity in these regions. Generally, the production from these drilled oil and gas properties is declining. In the future, production may decline to the point that such properties are no longer economic to operate, in which case, our services with respect to such properties will no longer be needed. Oil and gas companies may not identify sufficient additional drilling sites to replace those that become depleted. In addition, the U.S. government’s exercise of authority under the Outer Continental Shelf Lands Act, as amended, to restrict the availability of offshore oil and gas leases together with the U.K. government’s exercise of authority could adversely impact exploration and production activity in the U.S. Gulf of Mexico and the U.K. North Sea, respectively.
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
In addition, the majority of our customers are engaged in oil and gas production, exploration and development. For fiscal year 2018, we generated approximately 68% of our consolidated operating revenue from external clients from oil and gas operations. This concentration could impact our overall exposure to credit risk because changes in economic and industry conditions that adversely affect the oil and gas industry could affect the credit worthiness of many of our customers. We generally do not require letters of credit or other collateral to support our trade receivables. Accordingly, a continued or additional downturn in the economic condition of the oil and gas industry could adversely impact our ability to collect our receivables and thus impact our business, financial condition and results of operations.
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
We acquire other companies and intangible assets, and make investments in unconsolidated affiliates, and may not realize all of the economic benefit from those acquisitions or investments, which could cause an impairment of goodwill, intangibles or investments in unconsolidated affiliates. We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may be a change in circumstances, indicating that the carrying value of our goodwill, intangible assets or investments in unconsolidated affiliates may not be recoverable, include a decline in our stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in the industry in which we operate. For example, in fiscal years 2017 and 2016, we recognized losses of $8.7 million and $49.7 million, respectively, associated with the impairment of goodwill and other intangibles as a result of the market downturn. In fiscal year 2018, we recorded an $85.7 million impairment to our investment in Líder in Brazil. We may be required to record significant additional charges in our consolidated financial statements during the period in which any impairment of our goodwill, intangible assets or investments in unconsolidated affiliates is determined, which could adversely affect our results of operations.
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
We contract with a small number of manufacturers and lessors for most of our aircraft expansion, replacement and leasing needs. If any of the manufacturers face production delays due to, for example, natural disasters, labor strikes or availability of skilled labor, we may experience a significant delay in the delivery of previously ordered aircraft. During these periods, we may not be able to obtain orders for additional aircraft with acceptable pricing, delivery dates or other terms. Also, we have operating leases for many of our helicopters. The number of companies that provide leasing for helicopters is limited. If any of these leasing companies face financial setbacks, we may experience delays or restrictions in our ability to lease aircraft. Delivery delays or our inability to obtain acceptable aircraft orders or lease aircraft could adversely affect our revenue and profitability and could jeopardize our ability to meet the demands of our clients and grow our business. For example, our efforts to successfully integrate AW189 aircraft into service for the U.K. SAR contract have been delayed due to a product improvement plan with the aircraft. As a result, the acceptance of four AW189 aircraft was pushed to later dates. We continue to meet our contractual obligations under the U.K. SAR contract through the utilization of other aircraft. Additionally, lack of availability of new aircraft resulting from a backlog in orders could result in an increase in prices for certain types of new and used helicopters.
If any of the helicopter manufacturers we contract with, the government bodies that regulate them or other parties identify safety issues with helicopter models we currently operate or that we intend to acquire, we may be required to suspend flight operations, as was done with the H225 aircraft. If we are forced to suspend operations of helicopter models, our business, financial condition and results of operations during any period in which flight operations are suspended could be affected.
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
Loss of the services of key management personnel at our corporate and regional headquarters without being able to attract personnel of equal ability could have a material adverse effect upon us. Further, the Transportation Code in the U.S. and other statutes require our President and two-thirds of our board of directors and other managing officers be U.S. citizens. Our failure to attract and retain qualified executive personnel or for such executive personnel to work well together or as effective leaders in their respective areas of responsibility could have a material adverse effect on our current business and future growth.
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
A number of personnel departed the company during the current oil and gas industry downturn, and we may be unable to take advantage of current opportunities with our reduced workforce. We also may be unable to timely replace such personnel when the industry emerges from the current downturn. Our failure to attract and retain qualified personnel could have a material adverse effect on our current business and future growth.
Labor problems could adversely affect us.
Certain of our employees in the U.K., Norway, Nigeria, the U.S. and Australia (collectively, about 54% of our employees) are represented under collective bargaining or union agreements with 86% of these employees being represented by collective bargaining agreements and/or unions that have expired or will expire in one year. Disputes over the terms of these agreements or our potential inability to negotiate acceptable contracts with the unions that represent our employees under these agreements could result in strikes, work stoppages or other slowdowns by the affected workers. Periodically, certain groups of our employees who are not covered under a collective bargaining agreement consider entering into such an agreement. Further, if our unionized workers engage in an extended strike, work stoppage or other slowdown, other employees elect to become unionized, existing labor agreements are renegotiated, or future labor agreements contain terms that are unfavorable to us, we could experience a disruption of our operations or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.
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
The Harmattan, a dry and dusty West African trade wind, blows in Nigeria between the end of December and the middle of February. The heavy amount of dust in the air can severely limit visibility and block the sun for several days, comparable to a heavy fog. We are unable to operate aircraft during these harsh conditions. Consequently, flight hours may be lower during these periods resulting in reduced operating revenue, which may have a material adverse effect on our business, financial condition and results of operations.
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

In addition, a breach or failure of our information technology systems could lead to potential unauthorized access and disclosure of confidential information, including the Personally Identifiable Information of our customers and employees, or violations of privacy or other laws. Any such breach could also lead to data loss, data corruption, communication interruption or other operational disruptions within our business. There is no assurance that we will not experience cyber attacks or security breaches and suffer losses in the future. As the methods of cyber attacks or security breaches continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any such event. Furthermore, the continuing and evolving threat of cyber attacks and security breaches has resulted in increased regulatory focus on prevention. To the extent we are subject to increased regulatory requirements, we may be required to expend additional resources to meet such requirements.
Downgrades in our credit ratings could impact our ability to access capital and materially adversely affect our business, financial condition and results of operations.
Credit rating agencies continually review their ratings for the companies that they follow, including us. Credit rating agencies also evaluate the industries in which we and our affiliates operate as a whole and may change their credit rating for us based on their overall view of such industries. Both Moody’s and Standard and Poor’s downgraded our ratings during 2017 as a result of the oil industry downturn and its effects on our financial results. There can be no assurance that any rating assigned to our currently outstanding public debt securities will remain in effect for any given period of time or that any such ratings will not be further lowered, suspended or withdrawn entirely by a rating agency if, in that rating agency’s judgment, circumstances so warrant.
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
We conduct many of our international operations through entities in which we have a noncontrolling investment or through strategic alliances with foreign partners. For example, we have acquired interests in, or in some cases have lease and service agreements with, entities that operate aircraft in Brazil, Canada and Egypt. We provide engineering and administrative support to certain of these entities. We derive significant amounts of lease revenue, service revenue, equity earnings and dividend income from these entities. In fiscal years 2018, 2017 and 2016, we received approximately $67.1 million, $71.5 million and $78.9 million, respectively, of revenue from the provision of aircraft and other services to unconsolidated affiliates. As a result of not owning a majority interest or maintaining voting control of our unconsolidated affiliates, we do not have the ability to control their policies, management or affairs. The interests of persons who control these entities or partners may differ from ours and may cause such entities to take actions that are not in our best interest. If we are unable to maintain our relationships with our partners in these entities, we could lose our ability to operate in these areas, potentially resulting in a material adverse effect on our business, financial condition and results of operations. Additionally, an operational incident involving one of the entities over which we do not have operational control may nevertheless cause us reputational harm.
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
As a global business, we are subject to complex laws and regulations in the U.S., the U.K. and other countries in which we operate. These laws and regulations relate to a number of aspects of our business, including anti-bribery and anti-corruption laws, import and export controls, sanctions against business dealings with certain countries and third parties, the payment of taxes, employment and labor relations, fair competition, data privacy protections, securities regulation, and other regulatory requirements affecting trade and investment. The application of these laws and regulations to our business is often unclear and may sometimes conflict. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that could result in reduced revenue and profitability. Non-compliance could also result in significant fines, damages, and other criminal sanctions against us, our officers or our employees, prohibitions or additional requirements on the conduct of our business and damage our reputation. Certain violations of law could also result in suspension or debarment from government contracts. We also incur additional legal compliance costs associated with our global regulations. In some foreign countries, particularly those with developing economies, it may be customary for others to engage in business practices that are prohibited by laws such as the FCPA, the U.K. Bribery Act and the BCCA in Brazil, an anti-bribery law that is similar to the FCPA and U.K. Bribery Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors, agents, and business partners will not take action in violation with our internal policies. Any such violation of the law or even internal policies could have a material adverse effect on our business, financial condition and results of operations.
Actions taken by agencies empowered to enforce governmental regulations could increase our costs and reduce our ability to operate successfully.
Our operations are regulated by governmental agencies in the various jurisdictions in which we operate. These agencies have jurisdiction over many aspects of our business, including personnel, aircraft and ground facilities. Statutes and regulations in these jurisdictions also subject us to various certification and reporting requirements and inspections regarding safety, training and general regulatory compliance. Other statutes and regulations in these jurisdictions regulate the offshore operations of our clients. The agencies empowered to enforce these statutes and regulations may suspend, curtail or require us to modify our operations. As previously reported, on April 29, 2016, another company’s EC 225LP (also known as an H225LP) model helicopter crashed near Turøy outside of Bergen, Norway resulting in the European Aviation Safety Agency (the “EASA”) issuing airworthiness directives prohibiting flight of H225LP and AS332L2 model aircraft. On July 20, 2017, the U.K. CAA and the Norway Aviation Agency (the “NCAA”) issued safety and operational directives that detail the conditions to apply for the safe return to service of H225LP and AS332L2 model aircraft, where operators wish to do so. We continue not to operate for commercial purposes our 24 H225LP model aircraft. We are carefully evaluating next steps and demand for the H225LP model aircraft in our oil and gas and SAR operations worldwide, with the safety of passengers and crews remaining our highest priority. However, additional directive requirements in the future could present North Sea operators, including us, with significant operational challenges. A suspension or substantial curtailment of our operations for any prolonged period, and any substantial modification of our current operations, could have a material adverse effect on our business, financial condition and results of operations. See further discussion in Item 1. “Business — Government Regulation” and “Business - Environmental” included elsewhere in this Annual Report.
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
Changes in environmental laws or regulations, including laws relating to greenhouse gas emissions or other climate change concerns, could require us to devote capital or other resources to comply with those laws and regulations. These changes could also subject us to additional costs and restrictions, including increased fuel costs. In addition, such changes in laws or regulations could increase costs of compliance and doing business for our customers and thereby decrease the demand for our services. Because our business depends on the level of activity in the offshore oil and gas industry, existing or future laws, regulations, treaties or international agreements related to greenhouse gases and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on our business if such laws, regulations, treaties or international agreements reduce the worldwide demand for oil and gas or limit drilling opportunities. For additional information see Item 1. “Business — Environmental” and Item 3. “Legal Proceedings” included elsewhere in this Annual Report.
Regulations limit foreign ownership of our company, which could reduce the price of our common stock and cause owners of our common stock who are not U.S. persons to lose their voting rights.
Our restated certificate of incorporation provides that persons or entities that are not “citizens of the U.S.” (as defined in the Federal Aviation Act) shall not collectively own or control more than 25% of the voting power of our outstanding capital stock (the “Permitted Foreign Ownership Percentage”) and that, if at any time persons that are not citizens of the U.S. nevertheless collectively own or control more than the Permitted Foreign Ownership Percentage, the voting rights of shares owned by stockholders who are not citizens of the U.S. shall automatically be suspended, in the reverse chronological order of the dates and times of registry of such shares in our stock records, until the voting rights of a sufficient number thereof shall have been suspended so that the number of shares owned by stockholders who are not citizens of the U.S. that continue to have voting rights equals the greatest whole number that is less than or equal to the Permitted Foreign Ownership Percentage. Shares held by persons who are not citizens of the U.S. may lose their associated voting rights and be redeemed as a result of these provisions. These restrictions may have a material adverse impact on the liquidity or market value of our common stock because holders may be unable to transfer our common stock to persons who are not citizens of the U.S.

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
We have substantial debt and substantial debt service requirements. As of March 31, 2018, we had approximately $1.5 billion of outstanding indebtedness, including long-term debt. In addition, on April 17, 2018, two of our subsidiaries entered into a new asset-backed revolving credit facility (the “ABL Facility”), which provides for commitments in an aggregate amount of $75 million, with a portion allocated to each borrower subsidiary, subject to an availability block of $15 million and a borrowing base calculated by reference to eligible accounts receivable. The maximum amount of the ABL Facility may be increased from time to time to a total of as much as $100 million, subject to the satisfaction of certain conditions, and any such increase would be allocated among the borrower subsidiaries. Although certain of our debt agreements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions.
Our level of indebtedness may have important consequences to our business, including:

•	impairing our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes;

•
requiring us to dedicate a substantial portion of our cash flow to the payment of principal and interest on our indebtedness, which reduces the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes or to repurchase our debt upon a change of control;

•	subjecting us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates, including future borrowings under our ABL Facility;

•	increasing the possibility of an event of default under certain covenants contained in our debt agreements; and

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
Our ability to make scheduled payments of principal or interest with respect to our indebtedness and lease obligations will depend on our ability to generate cash and on our financial results. Our ability to generate cash depends on the demand for our services, which is subject to levels of activity in offshore oil and gas exploration, development and production, general economic conditions, the ability of our affiliates to generate and distribute cash flows, and financial, competitive, regulatory and other factors affecting our operations, many of which are beyond our control. We cannot assure you that our operations will generate sufficient cash flow or that future borrowings will be available to us under our ABL Facility or otherwise in an amount sufficient to enable us to pay our indebtedness or lease obligations or to fund our other liquidity needs.
Covenants in our debt agreements may restrict the manner in which we can operate our business.
The indentures governing our 6¼% Senior Notes due 2022 (the “6¼% Senior Notes”) and our 8.75% Senior Secured Notes due 2023 (the “8.75% Senior Secured Notes”) limit, among other things, our ability and the ability of our restricted subsidiaries to:

•	borrow money or issue guarantees;

•	pay dividends, redeem capital stock or make certain other restricted payments;

•	incur liens to secure indebtedness;

•	make certain investments;

•	sell certain assets;

•	enter into transactions with our affiliates; or

•	merge with another person or sell substantially all of our assets.
If we fail to comply with these and other covenants, we would be in default under our aggregate $200 million U.S. dollar equivalent loans from Lombard North Central Plc, a part of the Royal Bank of Scotland (the “Lombard Debt”), $200 million loan from the Macquarie Bank Limited (the “Macquarie Debt”), $230 million term loan credit agreement with PK AirFinance S.à r.l., as agent, and PK Transportation Finance Ireland Limited, as lender, and other lenders from time to time party thereto (the “PK Air Debt”) and ABL Facility (together, our “Credit Facilities”) and the indentures governing the 6¼% Senior Notes and the 8.75% Senior Secured Notes, and the principal and accrued interest on our outstanding indebtedness may become due and payable. In addition, our Credit Facilities and other debt agreements contain, and our future debt agreements may contain, similar and additional affirmative and negative covenants. Our Credit Facilities and the 8.75% Senior Secured Notes are secured by many of our assets (including most of our helicopters), and such assets may not be available to secure additional financings. As a result, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might otherwise be considered beneficial to us.
Our debt agreements, including our Credit Facilities and the indentures governing the 6¼% Senior Notes, the 8.75% Senior Secured Notes and the 4½% Convertible Senior Notes due 2023 (the “4½% Convertible Senior Notes”), also require us or certain of our subsidiaries, and our future credit facilities may require us or certain of our subsidiaries, to observe certain covenants. Our ability to observe certain of those covenants can be affected by events beyond our control, and we cannot assure you that we will be able to observe these covenants in the future. The breach of any of these covenants could result in a default under our other debt agreements. Upon the occurrence of an event of default under our Credit Facilities, any future credit facilities or the indentures governing the 6¼% Senior Notes, the 8.75% Senior Secured Notes and the 4½% Convertible Senior Notes, our creditors could elect to declare some or all amounts outstanding thereunder, including accrued interest or other obligations, to be immediately due and payable. There can be no assurance that our assets would be sufficient to repay all of our indebtedness in full.
The agreements governing certain of our indebtedness, including our Credit Facilities, the indentures governing the 6 ¼% Senior Notes, the 8.75% Senior Secured Notes and the 4½% Convertible Senior Notes contain cross-default provisions. Under these provisions, a default under one agreement governing our indebtedness may constitute a default under our other debt agreements.

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
Additional information about our properties can be found in Note 7 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report (under the captions “Aircraft Purchase Contracts” and “Operating Leases”). A detail of our long-lived assets by geographic area as of March 31, 2018 and 2017 can be found in Note 11 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.
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
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “BRS”. The following table shows the range of prices for our common stock during each quarter of our last two fiscal years.

	Fiscal Year Ended March 31,
	2018		2017
	High	Low	High	Low
First Quarter	$15.24	$6.21	$23.62	$10.80
Second Quarter	10.67	6.36	14.38	9.17
Third Quarter	15.64	8.22	21.88	9.46
Fourth Quarter	17.35	12.32	21.78	12.55
On May 18, 2018, the last reported sale price of our common stock on the NYSE was $18.57 per share. As of May 18, 2018, there were 356 holders of record of our common stock.
In August 2017, we suspended our quarterly dividend as part of a broader plan of reducing costs and improving liquidity. Prior to that, we paid quarterly dividends of $0.07 per share during the first quarter of fiscal year 2018 and each quarter of fiscal year 2017. During fiscal years 2018 and 2017, we paid dividends totaling $2.5 million and $9.8 million, respectively, to our shareholders. The declaration of future dividends is at the discretion of our board of directors and subject to our results of operations, financial condition, cash requirements and other factors and restrictions under applicable law, and our debt agreements.
We did not repurchase any shares of our common stock during fiscal years 2018 or 2017.

The following graph compares the cumulative 5-year total shareholder return on our common stock relative to the cumulative total returns of the S&P 500 index, the PHLX Oil Service Sector index and the Simmons Offshore Transportation Services Group. We have included the Simmons Offshore Transportation Services Group as management reviews this data internally and believes that this comparison is most representative to our peer group. The graph assumes that the value of the investment in our common stock and in each of the indices (including reinvestment of dividends) was $100 on March 31, 2013 and tracks it through March 31, 2018.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among Bristow Group Inc., the S&P 500 Index, the PHLX Oil Service Sector Index,
and the Simmons Offshore Transportation Services Group

*$100 invested on March 31, 2013 in stock or index, including reinvestment of dividends.
Fiscal year ending March 31.

	March 31, 2013	March 31, 2014	March 31, 2015	March 31, 2016	March 31, 2017	March 31, 2018
Bristow Group Inc.	$100.00	$116.15	$85.30	$30.58	$25.08	$21.65
S&P 500 Index	$100.00	$121.86	$137.37	$139.82	$163.83	$186.75
PHLX Oil Service Sector Index	$100.00	$126.50	$96.35	$80.04	$91.98	$79.86
Simmons Offshore Transportation Services Group	$100.00	$120.86	$78.60	$52.72	$54.65	$55.60

Item 6. Selected Financial Data
The following table contains our selected historical consolidated financial data. You should read this table along with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related notes thereto, all of which are included elsewhere in this Annual Report.

	Fiscal Year Ended March 31,
	2018(1)	2017(2)	2016(3)	2015(4)	2014(5)

	(In thousands, except per share data)
Statement of Income Data: (6)
Gross revenue	$1,444,962	$1,400,502	$1,715,513	$1,858,669	$1,669,582
Net income (loss) attributable to Bristow Group	$(195,658)	$(170,536)	$(72,442)	$84,300	$186,737
Basic earnings (loss) per common share	$(5.54)	$(4.87)	$(2.12)	$2.40	$5.15
Diluted earnings (loss) per common share	$(5.54)	$(4.87)	$(2.12)	$2.37	$5.09
Cash dividends declared per share	$0.07	$0.28	$1.09	$1.28	$1.00

	March 31,
	2018	2017	2016	2015	2014

	(In thousands)
Balance Sheet Data: (6)
Total assets	$3,165,002	$3,113,847	$3,262,945	$3,230,720	$3,398,257
Debt (7)	$1,513,999	$1,293,364	$1,140,889	$864,422	$841,302
_______________

(1)
Results for fiscal year 2018 include an impairment of our investment in Líder of $85.7 million ($58.7 million, net of tax), $23.6 million ($17.6 million, net of tax) for organizational restructuring costs, $3.1 million ($2.1 million, net of tax) from early extinguishment of debt, impairment of inventories of $5.7 million ($4.6 million, net of tax) and tax items of $22.9 million. Additional discussion of these items and other significant items in fiscal year 2018 is included under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Overview of Operating Results — Fiscal Year 2018 Compared to Fiscal Year 2017” included elsewhere in this Annual Report.

(2)
Results for fiscal year 2017 include goodwill impairment charges of $8.7 million ($7.1 million, net of tax and noncontrolling interest), $10.4 million ($6.8 million, net of tax) in additional depreciation due to fleet changes, $20.9 million ($15.0 million, net of tax) for organizational restructuring costs, impairment of inventories of $7.6 million ($5.4 million, net of tax) and tax items of $59.5 million. Additional discussion of these items and other significant items in fiscal year 2017 is included under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Overview of Operating Results — Fiscal Year 2018 Compared to Fiscal Year 2017” included elsewhere in this Annual Report.

(3)
Results for fiscal year 2016 include goodwill and intangible asset impairment charges of $49.7 million ($38.0 million, net of tax and noncontrolling interest), $28.7 million ($20.6 million, net of tax) in additional depreciation due to fleet changes, $27.0 million ($19.1 million, net of tax) for organizational restructuring costs, impairment of inventories of $5.4 million ($4.0 million, net of tax) and tax valuation allowances of $20.1 million. Additional discussion of these items and other significant items in fiscal year 2016 is included under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Overview of Operating Results — Fiscal Year 2017 Compared to Fiscal Year 2016” included elsewhere in this Annual Report.

(4)
Results for fiscal year 2015 include a gain on the sale of Helideck Certification Agency (“HCA”) of $3.9 million ($2.5 million, net of tax), impairment of inventories of $7.2 million ($5.7 million, net of tax) and $10.4 million ($8.0 million, net of tax) in additional depreciation due to fleet changes.

(5)
Results for fiscal year 2014 include a gain on the sale of the FBS Limited, FB Heliservices Limited and FB Leasing Limited (collectively, the “FB Entities”) of $103.9 million ($67.9 million, net of tax), $12.7 million ($8.3 million net of tax) in charges related to the cancellation of a potential financing, a $12.7 million ($10.1 million, net of tax) write-down of inventory spare parts to the lower of cost or market value, $13.6 million ($8.8 million, net of tax) in lower earnings from Líder resulting primarily from a tax amnesty payment Líder made to the Brazilian government, $8.6 million ($6.6 million, net of tax) related to losses from a hangar fire, $5.5 million ($6.5 million, net of tax) in restructuring costs, $4.8 million ($3.1 million, net of tax) of Chief Executive Officer succession and officer separation costs and $0.6 million ($0.4 million, net of tax) of goodwill impairment charges.

(6)
Results of operations and financial position of companies that we have acquired have been included beginning on the respective dates of acquisition and include Airnorth (January 2015) and Eastern Airways (February 2014). On November 1, 2017, we sold our 100% interest in Bristow Academy, Inc. (“Bristow Academy”), on July 14, 2013, we sold our 50% interest in the FB Entities and on November 21, 2014, we sold our 50% interest in HCA.

(7)	Includes long-term debt and current maturities of long-term debt excluding unamortized debt issuance costs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with “Forward-Looking Statements,” Item 1A. “Risk Factors” and our Consolidated Financial Statements for fiscal years 2018, 2017 and 2016, and the related notes thereto, all of which are included elsewhere in this Annual Report.
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
Our Strategy
Our goal is to further strengthen our position as the leading industrial aviation services provider to the offshore energy industry and public and private sector SAR. To do this, we will pursue efficiencies and new opportunities in our core markets, address oversupply and market saturation by diversifying our portfolio, and drive innovation throughout our businesses and industry.
As we move into fiscal year 2019, we will continue to transform our business to create financial sustainability, defined as positive cash flow, reduced leverage and an ability to refinance fiscal year 2023 note maturities in absence of an offshore market recovery. Continued innovation and greater cost efficiencies will be required beyond fiscal year 2019 as we move from sustainability to profitability.
Specifically, we will continue to employ our “STRIVE” strategy as follows:

•
Sustain Target Zero Safety Culture. Safety will always be our number one focus. We continue to deliver Target Zero performance with regard to our air accidents and a ground recordable injury rate that places us in the upper tier of our peer companies in oilfield services and aviation. We seek to continuously improve our safety systems and processes to allow us to become even safer and to build confidence in our industry and among our regulators with respect to the safety of helicopter transportation globally. We recently completed a global survey of safety culture and organizational effectiveness with our employees reporting that despite the historic industry downturn for oil and gas, our Target Zero safety culture remains intact and strong, especially at the local base level.

•
Train and Develop our People. We continue to invest in employee training to ensure that we have the best workforce in the industry. We believe that the skills, talent and dedication of our employees are our most important assets, and we plan to continue to invest in them, especially in entry level learning, the continued control and ownership of certain training assets, and creation of leadership programming.

•
Renew Commercial Strategy and Operational Excellence. We are in the process of renewing both our commercial strategy to improve revenue productivity across our global markets and our operational strategy to serve our clients safely, reliably and efficiently. We believe that we need to renew these strategies in order to thrive in an economy that is undergoing long-term structural change. Our new Europe and Americas hub structure discussed elsewhere in this Annual Report has allowed us to achieve reductions in general and administrative expenses down to approximately 12% of revenue. Further, our hub structure allows us to take advantage of short-cycle work, which we define as short-term demand requests from our oil and gas clients for contracts measured in months rather than years. Our ability to service this demand led to significant outperformance versus internal expectations across many of our regions during fiscal year 2018.

•
Improve Balance Sheet and Return on Capital. We seek to continue to improve our balance sheet and liquidity and reduce our capital costs, with a goal of reduced financing leverage (including lower levels of debt and leases), return to profitability and improvement of return on invested capital. To achieve this we have historically practiced the principal of prudent balance sheet management and have proactively managed our liquidity position with cash flows from operations, as well as external financings. These external financings have included the use of operating leases for a target of approximately 35% of our LACE. The target recognizes that we will have variability above or below the target of approximately 5% of our LACE due to timing of leases, purchases, disposals and lease terminations. As of March 31, 2018, commercial helicopters under operating leases accounted for 40% of our LACE. See “Liquidity and Capital Resources — Financial Condition and Sources of Liquidity” included elsewhere in this Annual Report for further discussion of our capital structure and liquidity.

•
Value Added Acquisitions and Divestitures. We intend to pursue value-added acquisitions that not just make us bigger but better; that generate cost efficiencies that position us to thrive in an economy that is undergoing long-term structural change. We may also divest portions of our business or assets to narrow our product lines and reduce our operational footprint to reduce leverage and improve return on capital. We also intend to continue to utilize portfolio and fleet optimization. Consistent with our ongoing process to rationalize and simplify our business and global aircraft fleet, we sold 11 aircraft for proceeds of $48.3 million during fiscal year 2018. We currently have 11 aircraft held for sale and the average age of our fleet is approximately nine years. Additionally, our critical short and long-term goal is to significantly reduce our aircraft rent expense. During fiscal year 2018 and April 2018, we returned four Airbus H225s and six Sikorsky S-92s. The reduction of aircraft rent expense from these lease returns is just beginning and is a fundamental plank of our ongoing strategy to return to profitability.

•
Execute on Bristow Transformation. Our new Europe and Americas hub structure has allowed for global alignment with faster local market response and increased cost efficiency. Also, as discussed elsewhere in this Annual Report, we reached agreements with OEMs during fiscal year 2018 to achieve $136 million in recoveries.

Market Outlook
Our core business is providing industrial aviation services to the worldwide oil and gas industry. We also provide public and private sector SAR services and fixed wing transportation services. Our global operations and critical mass of helicopters provide us with geographic and client diversity which helps mitigate risks associated with a single market or client.
The oil and gas business environment experienced a significant downturn beginning during fiscal year 2015. Brent crude oil prices declined from approximately $106 per barrel at July 1, 2014 to a low of approximately $26 per barrel in February 2016, with an increase to approximately $65 per barrel as of March 31, 2018. The decrease in oil prices was driven by increased global supply and forecasts of reduced demand for crude oil resulting from weaker global economic growth in many regions of the world. The oil price decline negatively impacted the cash flow of our clients and resulted in their implementation of measures to reduce operational and capital costs, negatively impacting activity beginning in fiscal year 2015. These cost reductions have continued into fiscal year 2018 and have impacted both the offshore production and the offshore exploration activity of our clients, with offshore production activity being impacted to a lesser extent. Although the largest share of our revenue relates to oil and gas production and our largest contract, the U.K. SAR contract (as defined herein), is not directly impacted by declining oil prices, the significant drop in the price of crude oil resulted in the rescaling, delay or cancellation of planned offshore projects which has negatively impacted our operations and could continue to negatively impact our operations in future periods.
The oil price environment is showing signs of stabilizing with crude oil prices at levels not seen since the end of calendar year 2014. We are seeing an increase in offshore market activity off of a very low base level with an increased number of working floaters and jackups in our core markets, including the U.S. Gulf of Mexico and North Sea. There have also been significant increases in front end engineering and design awards that, along with the stabilization of tie-back work and floating production storage and offloading unit utilization, has historically been a leading indicator of increased offshore activity. The helicopter transportation industry is benefiting from relatively low day rates for rigs, which in turn reduces our oil and gas clients’ costs and generates increased demand for offshore transportation like helicopters. Our success in reducing costs and our faster hub response has made us more competitive, and we are gaining market share in this new environment for short-cycle requirements created by the changing market; however, we are uncertain as to whether this increased activity will lead to a recovery in offshore spending, and an extended period of reduced offshore spending may have a material impact on our financial position, cash flow and results of operations.
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

Additionally, we have taken the following actions in an effort to address the downturn:

•
We continue to seek ways to operate more efficiently in the current market and work with our clients to improve the efficiency of their operations. As discussed above, in early fiscal year 2018, we took additional steps to increase cost efficiency by optimizing our operations around two primary geographical hubs in key areas of our business, Europe and the Americas.

•
We increased our financial flexibility by entering into new secured equipment financings that resulted in aggregate proceeds of $630 million funded in fiscal years 2017 and 2018. Additionally, in fiscal year 2018, we completed the sale of $143.8 million of the 4½% Convertible Senior Notes and completed the sale of $350 million of the 8.75% Senior Secured Notes. In April 2018, we entered into a new ABL Facility. For further details, see Note 4 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report and under “—Recent Events” below.

•
We worked with our original equipment manufacturers (“OEMs”) to defer approximately $190 million of capital expenditures relating to fiscal years 2018 through 2020 into fiscal year 2020 and beyond and achieved $136.0 million in cost recoveries from OEMs related to ongoing aircraft issues, of which $125 million was recovered in fiscal year 2018 and $11 million was recovered in May 2018.

•
We took significant steps to reduce general and administrative costs that included downsizing our corporate office and the size of our senior management team. Consistent with our STRIVE strategy, we are better positioned to win contracts because we are a more nimble, regionally focused and cost efficient business.

•
In August 2017, we suspended our quarterly dividend as part of a broader plan of reducing costs and improving liquidity. By suspending this $0.07 per share quarterly dividend, we expect to preserve approximately $10 million of cash annually.

Recent Events
ABL Facility — On April 17, 2018, two of our subsidiaries entered into a new ABL Facility, which provides for commitments in an aggregate amount of $75 million, with a portion allocated to each borrower subsidiary, subject to an availability block of $15 million and a borrowing base calculated by reference to eligible accounts receivable. The maximum amount of the ABL Facility may be increased from time to time to a total of as much as $100 million, subject to the satisfaction of certain conditions, and any such increase would be allocated among the borrower subsidiaries. The ABL Facility matures in five years, subject to certain early maturity triggers related to maturity of other material debt or a change of control of the Company. Amounts borrowed under the ABL Facility are secured by certain accounts receivable owing to the borrower subsidiaries and the deposit accounts into which payments on such accounts receivable are deposited.
8.75% Senior Secured Notes — On March 6, 2018, we issued and sold $350 million of the 8.75% Senior Secured Notes. The 8.75% Senior Secured Notes bear interest at a rate of 8.75% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2018. The 8.75% Senior Secured Notes will mature on March 1, 2023, subject to earlier mandatory redemption if more than $125 million principal amount of the 6¼% Senior Notes plus the principal amount of any indebtedness incurred to refinance the 6¼% Senior Notes that matures or is required to be repaid prior to June 1, 2023 remains outstanding as of June 30, 2022. The proceeds of the 8.75% Senior Secured Notes were used, among other things, to repay the then-remaining $52.6 million of our $350 million term loan (the “Term Loan”), to cash collateralize certain outstanding letters of credit existing under our $400 million revolving credit facility (the “Revolving Credit Facility”) and for general corporate purposes. We terminated the Term Loan and the Revolving Credit Facility in March 2018. Additional details regarding the 8.75% Senior Secured Notes, the Term Loan and the Revolving Credit Facility are provided in Note 4 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.
4½% Convertible Senior Notes — On December 18, 2017, we issued and sold $143.8 million of 4½% Convertible Senior Notes. The proceeds were used to repay $89.6 million of the Term Loan and to pay $10.1 million of the cost of the convertible note hedge transactions entered into in connection with the 4½% Convertible Senior Notes, with the remainder available for general corporate purposes. Additional details regarding the 4½% Convertible Senior Notes are provided in Note 4 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.
Tax Cuts and Jobs Act — On December 22, 2017, the president of the United States signed into law tax legislation commonly known as the Tax Cuts and Jobs Act (the “Act”). The Act includes numerous changes in existing U.S. tax law, including (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; and (5) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized. The Act also includes the following provisions that will be applicable to us beginning in fiscal year 2019: (1) creation of a new minimum tax on base erosion and anti-abuse; (2) creation of additional limitations on deductible business interest expense; and (3) creation of additional limitations on the utilization of net operating loss carryforwards.
In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. For the year ended March 31, 2018, our provision for income taxes includes the impact of decisions regarding the various impacts of tax reform and related disclosures. Consistent with guidance in SAB 118, we recorded provisional amounts for the transition tax on undistributed earnings of $52.9 million, which was partially offset by foreign tax credits of $22.6 million. We also recorded $53.0 million tax benefit as a result of the revaluation of our net deferred tax liabilities. Additional details regarding the Act and the impact on us are provided in Note 8 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.
We are continuing to analyze additional information to determine the final impact as well as other impacts of the Act. Any adjustments recorded to the provisional amounts will be included in income from operations as an adjustment to our fiscal year 2019 financial statements.
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
The sale of this non-core business resulted in total charges recorded in the fiscal year 2018 of $7.2 million, which resulted from the combined loss on the sale and related impairment of assets included in loss on disposal of assets on our consolidated statement of operations.
With the completion of this sale and similar dispositions of non-core assets in prior fiscal years, we have streamlined our business to focus on our core oil and gas, SAR and fixed wing businesses globally. No significant non-core assets outside of these key areas of concentration remain upon completion of this sale.
Fleet updates — As previously reported, on April 29, 2016, another company’s EC 225LP (also known as an H225LP) model helicopter crashed near Turøy outside of Bergen, Norway resulting in the EASA issuing airworthiness directives prohibiting flight of H225LP and AS332L2 model aircraft. On July 20, 2017, the U.K. CAA and NCAA issued safety and operational directives that detail the conditions to apply for the safe return to service of H225LP and AS332L2 model aircraft, where operators wish to do so. We continue not to operate for commercial purposes our 24 H225LP model aircraft. We are carefully evaluating next steps and demand for the H225LP model aircraft in our oil and gas and SAR operations worldwide, with the safety of passengers and crews remaining our highest priority.
Separately, our efforts to successfully integrate AW189 aircraft into service for the U.K. SAR contract have been delayed due to a product improvement plan with the aircraft. As a result, the acceptance of four AW189 aircraft will be pushed to later dates. We continue to meet our contractual obligations under the U.K. SAR contract through the utilization of other aircraft.
During fiscal year 2018, we reached agreements with OEMs to recover $136.0 million related to ongoing aircraft issues mentioned above, of which $125.0 million was recovered during fiscal year 2018 and $11.0 million was recovered in May 2018. For further details on the accounting for these recoveries, see Note 3 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

PK Air Debt — On July 17, 2017, a wholly-owned subsidiary entered into a term loan credit agreement with PK AirFinance S.à r.l., as agent, and PK Transportation Finance Ireland Limited, as lender, and other lenders from time to time party thereto, which provided for commitments in an aggregate amount of up to $230 million to make up to 24 term loans, each of which term loans shall be made in respect of an aircraft to be pledged as collateral for all of the term loans. The term loans also will be secured by a pledge of all shares of the borrower and any other assets of the borrower, and will be guaranteed by the Company. The financing funded in September 2017 and proceeds from the financing were used to repay $17.0 million of the $200 million of term loan commitments (the “Term Loan Credit Facility”), $93.7 million of the Term Loan and $103.0 million of the Revolving Credit Facility. Additionally, in October 2017, we paid off the remaining $28.9 million of the Term Loan Credit Facility.
Structural and leadership changes — As discussed under “— Our Strategy” above, on June 8, 2017, we announced structural and leadership changes with two geographical hubs in key areas of business, Europe and the Americas. These changes resulted in a more regionally focused, cost efficient and competitive business positioned to win more contracts. We believe these changes will result in a smaller, more nimble company, with the same intense focus on delivering safe, reliable service to customers, and positioned for future growth and profitability.
Our Europe hub includes Africa, Asia, Australia, Norway, U.K., Turkmenistan and the Middle East. Our Americas hub includes the U.S. Gulf of Mexico, Guyana, Trinidad, Canada and Brazil, and had included Bristow Academy prior to its sale on November 1, 2017. Despite these structural changes, we are still operating primarily out of the four operating regions previously discussed and therefore have not made any changes to the regional disclosure of results for our industrial aviation services segment operations in this Annual Report.
The structural change into two primary hubs is expected to generate significant cost savings, in part through lower general and administrative costs. In conjunction with this announcement, we also announced a number of leadership changes, which included the elimination of certain management roles and other corporate positions.
The decision by Nigeria’s central bank to move to market-driven foreign currency trading — On June 20, 2016, Nigeria’s central bank abandoned its 16-month peg to the U.S. dollar, which resulted in a 38% devaluation of the naira versus the U.S. dollar from June 20 to June 30, 2016 and an additional 21% further devaluation of the naira versus the U.S. dollar from June 30, 2016 to March 31, 2018. For discussion of the impact of changes in foreign currency exchange rates, including the naira, on our results, see “— Overview of Operating Results — Fiscal Year 2018 Compared to Fiscal Year 2017” included elsewhere in this Annual Report.
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
In recent years, we have seen deterioration in market sales for aircraft resulting mostly from an increase in idle aircraft and reduced demand across the offshore energy market. While other markets exist for certain aircraft model types, including utility, firefighting, government, VIP transportation and tourism, the market for certain model type aircraft slowed. As a result of these market changes, we recorded impairment charges of $15.9 million related to eight held for sale aircraft during fiscal year 2018, $12.5 million related to 14 held for sale aircraft during fiscal year 2017 and $29.6 million related to 16 held for sale aircraft during fiscal year 2016. Additionally, due to changes in estimated salvage values for our fleet of operational aircraft and other changes in the timing of exiting certain aircraft from our operations, we recorded an additional $10.4 million and $28.7 million in depreciation expense during fiscal years 2017 and 2016, respectively.

Selected Regional Perspectives
We own an approximate 20% voting interest and a 41.9% economic interest in Líder, a provider of helicopter and executive aviation services in Brazil. Brazil represents a significant part of long term helicopter industry demand due to its concentration and size of its offshore oil reserves. However, in the short term, Brazil and specifically, Petrobras, continue to evidence uncertainty as the price of oil and Petrobras’ restructuring efforts have impacted the helicopter industry. The Brazilian government has revisited the regulations on the oil and gas industry and made significant changes to the Brazilian market, including removing the requirement that Petrobras have 30% participation on all exploratory blocks, removing the requirement that Petrobras be the operator of all pre-salt blocks and approving the next round of licensing for new exploration blocks (six years after the last successful round). In addition, the Brazilian government is currently reviewing local content requirements, which has led other operators (including international oil companies) to initiate drilling activities. Petrobras’ new management has implemented a five-year business and management plan focused on divestment, mostly of its non-core businesses. Overall, the long-term Brazilian market outlook has improved with future opportunities for growth although Líder faces significant competition from a number of global and local helicopter service providers.
Líder’s management has significantly decreased their future financial projections as a result of recent tender awards announced by Petrobras. Petrobras represented 64% and 66% of Líder’s operating revenue in calendar years 2017 and 2016, respectively. This significant decline in future forecasted results, coupled with previous declining financial results, triggered our review of our investment in Líder for potential impairment as of March 31, 2018. Based on the estimated fair value of our investment, we recorded an $85.7 million impairment as of March 31, 2018. Our remaining investment in Líder as of March 31, 2018 is $62.3 million. Despite this impairment driven by an overall reduction in financial performance, Líder’s management expects to benefit from the recovery in the Brazilian market over the long-term. As of March 31, 2018, we have no aircraft on lease to Líder.
In addition to uncertainty surrounding future financial performance, currency fluctuations continue to make it difficult to predict the earnings from our Líder investment. These currency fluctuations, which primarily do not impact Líder’s cash flow from operations, had a significant negative impact on Líder’s results in recent years, impacting our earnings from unconsolidated affiliates. Earnings from unconsolidated affiliates, net of losses, on our consolidated statements of operations, is included in calculating adjusted EBITDA, adjusted net income (loss) and adjusted diluted earnings (loss) per share.
We are subject to competition and the political environment in the countries where we operate. In Nigeria, we have seen an increase in competitive pressure and the application of existing local content regulations that could impact our ability to win future work at levels previously anticipated. In order to properly and fully embrace new regulations, we have made a number of key changes to our operating model in Nigeria, while maintaining safety as our number one priority at all times. The objectives of these changes being (a) enhancing the level of continued compliance by each of Bristow Helicopters Nigeria Ltd. (“BHNL”) and Pan African Airlines Nigeria Ltd. (“PAAN”) with local content regulations, (b) the streamlining of our operations in Nigeria, including an ongoing consolidation of operations of BHNL and BGI Aviation Technical Services Nigeria Limited (“BATS”) in order to achieve cost savings and efficiencies in our operations, and (c) each of BHNL and PAAN committing to continue to apply and use all key Bristow Group standards and policies, including without limitation our Target Zero safety program, our Code of Business Integrity and our Operations Manuals. As a result of these changes, our ability to continue to consolidate BHNL and PAAN under the current accounting requirements could change.
We conduct business in various foreign countries, and as such, our cash flows and earnings are subject to fluctuations and related risks from changes in foreign currency exchange rates. During fiscal year 2018, our primary foreign currency exposure was related to the British pound sterling, the euro, the Australian dollar, the Norwegian kroner and the Nigerian naira and our unconsolidated affiliates foreign currency exposure is primarily related to the Brazilian real. For details on this exposure and the related impact on our results of operations, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” and Note 1 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

Overview of Operating Results
The following table presents our operating results and other statement of operations information for the applicable periods:

	Fiscal Years Ended March 31,		Favorable (Unfavorable)
	2018	2017

	(In thousands, except per share amounts, percentages and flight hours)
Gross revenue:
Operating revenue	$1,384,424	$1,347,850	$36,574	2.7%
Reimbursable revenue	60,538	52,652	7,886	15.0%
Total gross revenue	1,444,962	1,400,502	44,460	3.2%

Operating expense:
Direct cost	1,123,168	1,103,984	(19,184)	(1.7)%
Reimbursable expense	59,346	50,313	(9,033)	(18.0)%
Depreciation and amortization	124,042	118,748	(5,294)	(4.5)%
General and administrative	184,987	195,367	10,380	5.3%
Total operating expense	1,491,543	1,468,412	(23,131)	(1.6)%

Loss on impairment	(91,400)	(16,278)	(75,122)	*
Loss on disposal of assets	(17,595)	(14,499)	(3,096)	(21.4)%
Earnings from unconsolidated affiliates, net of losses	6,738	6,945	(207)	(3.0)%

Operating loss	(148,838)	(91,742)	(57,096)	(62.2)%

Interest expense, net	(77,060)	(49,919)	(27,141)	(54.4)%
Other expense, net	(3,076)	(2,641)	(435)	(16.5)%

Loss before benefit (provision) for income taxes	(228,974)	(144,302)	(84,672)	(58.7)%
Benefit (provision) for income taxes	30,891	(32,588)	63,479	*

Net loss	(198,083)	(176,890)	(21,193)	(12.0)%
Net loss attributable to noncontrolling interests	2,425	6,354	(3,929)	(61.8)%
Net loss attributable to Bristow Group	$(195,658)	$(170,536)	$(25,122)	(14.7)%

Diluted loss per common share	$(5.54)	$(4.87)	$(0.67)	(13.8)%
Operating margin (1)	(10.8)%	(6.8)%	(4.0)%	(58.8)%
Flight hours (2)	178,329	165,252	13,077	7.9%

Non-GAAP financial measures: (3)
Adjusted EBITDA	$105,427	$71,084	$34,343	48.3%
Adjusted EBITDA margin (1)	7.6%	5.3%	2.3%	43.4%
Adjusted net loss	$(75,007)	$(74,525)	$(482)	(0.6)%
Adjusted diluted loss per share	$(2.13)	$(2.13)	$—	—%

	Fiscal Years Ended March 31,		Favorable (Unfavorable)
	2017	2016

	(In thousands, except per share amounts, percentages and flight hours)
Gross revenue:
Operating revenue	$1,347,850	$1,629,547	$(281,697)	(17.3)%
Reimbursable revenue	52,652	85,966	(33,314)	(38.8)%
Total gross revenue	1,400,502	1,715,513	(315,011)	(18.4)%

Operating expense:
Direct cost	1,103,984	1,227,541	123,557	10.1%
Reimbursable expense	50,313	81,824	31,511	38.5%
Depreciation and amortization	118,748	136,812	18,064	13.2%
General and administrative	195,367	224,645	29,278	13.0%
Total operating expense	1,468,412	1,670,822	202,410	12.1%

Loss on impairment	(16,278)	(55,104)	38,826	70.5%
Loss on disposal of assets	(14,499)	(30,693)	16,194	52.8%
Earnings from unconsolidated affiliates, net of losses	6,945	261	6,684	*

Operating loss	(91,742)	(40,845)	(50,897)	(124.6)%

Interest expense, net	(49,919)	(34,128)	(15,791)	(46.3)%
Other expense, net	(2,641)	(4,258)	1,617	38.0%

Loss before benefit (provision) for income taxes	(144,302)	(79,231)	(65,071)	(82.1)%
Benefit (provision) for income taxes	(32,588)	2,082	(34,670)	*

Net loss	(176,890)	(77,149)	(99,741)	(129.3)%
Net loss attributable to noncontrolling interests	6,354	4,707	1,647	35.0%
Net loss attributable to Bristow Group	(170,536)	(72,442)	(98,094)	(135.4)%
Accretion of redeemable noncontrolling interests	—	(1,498)	1,498	*
Net loss attributable to common stockholders	$(170,536)	$(73,940)	$(96,596)	(130.6)%

Diluted loss per common share	$(4.87)	$(2.12)	$(2.75)	(129.7)%
Operating margin (1)	(6.8)%	(2.5)%	(4.3)%	(172.0)%
Flight hours (2)	165,252	191,850	(26,598)	(13.9)%

Non-GAAP financial measures:(3)
Adjusted EBITDA	$71,084	$205,523	$(134,439)	(65.4)%
Adjusted EBITDA margin (1)	5.3%	12.6%	(7.3)%	(57.9)%
Adjusted net income (loss)	$(74,525)	$51,308	$(125,833)	(245.3)%
Adjusted diluted earnings (loss) per share	$(2.13)	$1.45	$(3.58)	(246.9)%
_______________
* percentage change too large to be meaningful or not applicable

(1)	Operating margin is calculated as operating income (loss) divided by operating revenue. Adjusted EBITDA margin is calculated as adjusted EBITDA divided by operating revenue.

(2)
Excludes flight hours from Bristow Academy and unconsolidated affiliates. Includes flight hours from Eastern Airways and Airnorth fixed wing operations in the U.K., Nigeria and Australia for fiscal years 2018, 2017 and 2016 of 43,192, 39,873 and 41,473, respectively.

(3)
These financial measures have not been prepared in accordance with GAAP and have not been audited or reviewed by our independent registered public accounting firm. These financial measures are therefore considered non-GAAP financial measures. Adjusted EBITDA is calculated by taking our net income and adjusting for interest expense, depreciation and amortization, benefit (provision) for income taxes, gain (loss) on disposal of assets and any special items during the reported periods. See further discussion of our use of the adjusted EBITDA metric below. Adjusted net income (loss) and adjusted diluted earnings (loss) per share are each adjusted for gain (loss) on disposal of assets and any special items during the reported periods. As discussed below, management believes these non-GAAP financial measures provide meaningful supplemental information regarding our results of operations. A description of the adjustments to and reconciliations of these non-GAAP financial measures to the most comparable GAAP financial measures is as follows:

	Fiscal Year Ended March 31,
	2018	2017	2016

	(In thousands, except per share amounts)
Net loss	$(198,083)	$(176,890)	$(77,149)
Loss on disposal of assets	17,595	14,499	30,693
Special items (i)	115,027	31,277	82,063
Depreciation and amortization	124,042	118,748	136,812
Interest expense	77,737	50,862	35,186
Provision (benefit) for income taxes	(30,891)	32,588	(2,082)
Adjusted EBITDA	$105,427	$71,084	$205,523

Benefit (provision) for income tax	$30,891	$(32,588)	$2,082
Tax benefit on loss on disposal of assets	42,943	(6,476)	(8,665)
Tax provision (benefit) on special items	(58,016)	49,342	(8,996)
Adjusted benefit (provision) for income tax	$15,818	$10,278	$(15,579)

Effective tax rate (ii)	13.5%	(22.6)%	2.6%
Adjusted effective tax rate (ii)	17.0%	11.7%	25.1%

Net loss attributable to Bristow Group	$(195,658)	$(170,536)	$(72,442)
Loss on disposal of assets (iii)	60,538	8,023	22,028
Special items (i) (iii)	60,113	87,988	101,722
Adjusted net income (loss)	$(75,007)	$(74,525)	$51,308

Diluted loss per share	$(5.54)	$(4.87)	$(2.12)
Loss on disposal of assets (iii)	1.72	0.23	0.62
Special items (i) (iii)	1.70	2.51	2.92
Adjusted diluted earnings (loss) per share (iv)	(2.13)	(2.13)	1.45
_______________

(i)	See information about special items during fiscal years 2018, 2017 and 2016 under “Fiscal Year 2018 Compared to Fiscal Year 2017” and “Fiscal Year 2017 Compared to Fiscal Year 2016” below.

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

(iv)
Adjusted diluted earnings per share is calculated using the diluted weighted average number of shares outstanding of 35,288,579, 35,044,040 and 34,893,844 for fiscal years 2018, 2017 and 2016, respectively.

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

The following table presents region adjusted EBITDA and adjusted EBITDA margin discussed in “— Region Operating Results,” and consolidated adjusted EBITDA and adjusted EBITDA margin for fiscal years 2018, 2017 and 2016:

	Fiscal Year Ended March 31,
	2018	2017	2016

	(In thousands, except percentages)
Adjusted EBITDA:
Europe Caspian	$81,503	$45,163	$123,952
Africa	52,419	51,553	60,371
Americas	41,010	39,952	71,958
Asia Pacific	(1,424)	(5,026)	28,361
Corporate and other	(68,081)	(60,558)	(79,119)
Consolidated adjusted EBITDA	$105,427	$71,084	$205,523

Adjusted EBITDA margin:
Europe Caspian	10.6%	6.4%	15.3%
Africa	27.3%	25.8%	24.2%
Americas	17.4%	18.1%	24.8%
Asia Pacific	(0.7)%	(2.3)%	10.4%
Consolidated adjusted EBITDA margin	7.6%	5.3%	12.6%

The following table presents region depreciation and amortization and rent expense for fiscal years 2018, 2017 and 2016:

	Fiscal Year Ended March 31,
	2018	2017	2016

	(In thousands)
Depreciation and amortization:
Europe Caspian	$48,854	$39,511	$41,509
Africa	13,705	16,664	29,337
Americas	27,468	32,727	36,371
Asia Pacific	19,695	19,091	20,526
Corporate and other	14,320	10,755	9,069
Total depreciation and amortization	$124,042	$118,748	$136,812

Rent expense:
Europe Caspian	$134,158	$134,072	$136,377
Africa	8,557	8,101	7,456
Americas	24,920	23,015	21,016
Asia Pacific	32,908	39,759	37,053
Corporate and other	8,148	7,661	9,938
Total rent expense	$208,691	$212,608	$211,840
Fiscal Year 2018 Compared to Fiscal Year 2017
Operating revenue from external clients by line of service was as follows:

	Fiscal Year Ended March 31,		Favorable (Unfavorable)
	2018	2017

	(In thousands, except percentages)
Oil and gas services	$947,462	$956,649	$(9,187)	(1.0)%
U.K. SAR services	222,965	189,555	33,410	17.6%
Fixed wing services	209,719	191,609	18,110	9.5%
Corporate and other	4,278	10,037	(5,759)	(57.4)%
Total operating revenue	$1,384,424	$1,347,850	$36,574	2.7%
The year-over-year increase in operating revenue was primarily driven by the increase in U.K. SAR services revenue due to additional bases coming online in fiscal years 2017 and 2018 and the increase in operating revenue from our fixed wing services in our Europe Caspian, Asia Pacific and Africa regions. These increases were partially offset by a decrease in our oil and gas services driven by declines in our Africa and Asia Pacific regions, partially offset by increases in oil and gas services in our Americas and Europe Caspian regions. See further discussion of operating revenue by region under “— Region Operating Results.” In addition to operational impacts, changes in foreign currency exchange rates during fiscal year 2018 resulted in $14.1 million of the increase year-over-year in gross revenue.
We reported a net loss of $195.7 million and $170.5 million and a diluted loss per share of $5.54 and $4.87 for fiscal years 2018 and 2017, respectively. The year-over-year increase in net loss and diluted loss per share was primarily driven by a higher loss on impairment, the decline in oil and gas services revenue and higher interest expense. These unfavorable changes were partially offset by the higher revenue from U.K. SAR and fixed wing services in fiscal year 2018 discussed above, a tax benefit in fiscal year 2018 compared to tax expense in fiscal year 2017 and a decrease in general and administrative expense.
The net loss for fiscal year 2018 was significantly impacted by the following items:

•	Loss on impairment totaling $91.4 million, including:

▪	Impairment of investment in unconsolidated affiliates of $85.7 million ($58.7 million net of tax) related to impairment of our investment in Líder in Brazil, and

▪	Impairment of inventories of $5.7 million ($4.6 million net of tax);

•
Organizational restructuring costs of $23.6 million ($17.6 million net of tax), which includes severance expense of $22.3 million related to separation programs across our global organization designed to increase efficiency and reduce costs and other restructuring costs of $1.3 million; $11.6 million of restructuring costs are included in direct costs and $12.0 million are included in general and administrative expense; and

•
Early extinguishment of debt of $3.1 million ($2.1 million net of tax) included in interest expense, which includes $3.0 million related to write-off of deferred financing fees and $0.1 million related to write-off of discount on debt; partially offset by

•
A non-cash benefit of $22.9 million from tax items, including a $53.0 million benefit related to the revaluation of net deferred tax liabilities to a lower tax rate as a result of the Act and net reversal of valuation allowances on deferred tax assets of $2.6 million, partially offset by the impact of the one-time transition tax on the repatriation of foreign earnings under the Act of $30.3 million and a one-time non-cash tax expense of $2.4 million from repositioning of certain aircraft from one tax jurisdiction to another related to recent financing transactions.

Additionally, we had a loss on disposal of assets of $17.6 million ($60.5 million net of tax, including an additional $40.1 million in tax resulting from the repositioning of certain aircraft from one tax jurisdiction to another related to recent financing transactions) during fiscal year 2018 primarily related to $15.9 million for impairment charges on assets held for sale (including a $7.2 million impairment and loss on disposal related to the Bristow Academy sale).
Excluding the special items described above and the loss on disposal of assets, adjusted net loss and adjusted diluted loss per share were $75.0 million and $2.13, respectively, for fiscal year 2018. These adjusted results compare to adjusted net loss and adjusted diluted loss per share of $74.5 million and $2.13, respectively, for fiscal year 2017. Adjusted EBITDA increased to $105.4 million in fiscal year 2018 from $71.1 million in fiscal year 2017.
The year-over-year increase in adjusted EBITDA was primarily driven by higher revenue from U.K. SAR and fixed wing services in fiscal year 2018 discussed above and a decrease in general and administrative expense primarily from lower salaries and benefits in fiscal year 2018. These favorable changes were partially offset by the decline in oil and gas revenue discussed above. Adjusted net loss and diluted earnings per share were impacted by the same items that impacted adjusted EBITDA, as well as increased tax benefit offset by higher interest expense. Results for fiscal year 2018 were also positively impacted by a reduction in rent expense of $16.6 million included in direct costs related to OEM cost recoveries.
The table below presents the year-over-year impact of changes in foreign currency exchange rates.

	Fiscal Years Ended March 31,		Favorable (Unfavorable)
	2018	2017

	(in thousands, except per share amounts)
Revenue impact			$14,150
Operating expense impact			(16,178)
Year-over-year income statement translation			(2,028)

Transaction losses included in other income (expense), net	$(2,580)	$(2,948)	368
Líder foreign exchange impact included in earnings from unconsolidated affiliates	(1,956)	(3,193)	1,237
Total	$(4,536)	$(6,141)	1,605

Pre-tax income statement impact			(423)
Less: Foreign exchange impact on depreciation and amortization and interest expense			1,282
Adjusted EBITDA impact			$859

Net income impact (tax affected)			$2,993
Earnings per share impact			$0.08
Direct costs increased 1.7%, or $19.2 million, year-over-year primarily due to a $21.4 increase in maintenance expense and a $13.7 million increase in fuel, both of which are primarily due to an increase in activity, partially offset by a $6.1 million decrease in freight costs due to higher shipping costs incurred during fiscal year 2017 in our Africa region to move aircraft back to the U.S. to be sold, a $5.7 million decrease in rent expense primarily due to OEM credits and $4.1 million decrease in various other costs.
Reimbursable expense increased 18.0%, or $9.0 million, primarily due to new contracts in Australia and Norway.

Depreciation and amortization increased 4.5%, or $5.3 million, to $124.0 million for fiscal year 2018 from $118.7 million for fiscal year 2017. This increase in depreciation and amortization expense is primarily due to additional new aircraft and information technology costs being capitalized and depreciated in fiscal year 2018, partially offset by a $2.8 million reduction in depreciation expense related to OEM cost recoveries. Additionally, we recorded accelerated depreciation of $10.4 million in fiscal year 2017 as a result of fleet changes for older aircraft.
General and administrative expense decreased 5.3%, or $10.4 million, in fiscal year 2018, as compared to fiscal year 2017 primarily due to a $7.2 million decrease in compensation expense from lower salaries and benefits due to a reduction in corporate headcount and a $5.3 million decrease in professional fees, partially offset by a $2.1 million increase in various other costs primarily including rent expense.
Loss on impairment for fiscal year 2018 includes the items discussed above. Loss on impairment for fiscal year 2017 includes $8.7 million of goodwill impairment related to Eastern Airways and $7.6 million of inventory impairments.
Loss on disposal of assets increased $3.1 million to a loss of $17.6 million for fiscal year 2018 from a loss of $14.5 million for fiscal year 2017. The loss on disposal of assets in fiscal year 2018 included impairment charges of $8.7 million related to assets held for sale, a loss of $1.7 million from the sale or disposal of aircraft and other equipment and a $7.2 million impairment and loss on disposal related to the Bristow Academy sale. During fiscal year 2017, the loss on disposal of assets included impairment charges of $12.5 million related to assets held for sale and a loss of $2.0 million from the sale or disposal of aircraft and other equipment.
Earnings from unconsolidated affiliates, net of losses, decreased $0.2 million to earnings of $6.7 million for fiscal year 2018 from earnings of $6.9 million in fiscal year 2017. The decrease primarily resulted from earnings from our investment in Líder in Brazil of $7.2 million for fiscal year 2018 compared to $8.1 million in fiscal year 2017 primarily due to a decline in activity, partially offset by less of an unfavorable impact of foreign currency exchange rates. Our earnings from Líder in fiscal years 2018 and 2017 were reduced by the unfavorable impact of foreign currency exchange rate changes of $2.0 million and $3.2 million, respectively.
Interest expense, net, increased 54.4%, or $27.1 million, year-over-year primarily due to an increase in interest expense resulting from an increase in borrowings at higher borrowing rates and a decrease in capitalized interest resulting from lower average construction in progress. Additionally, during fiscal year 2018, we wrote-off $3.0 million of deferred financing fees related to the early extinguishment of debt.
Other income (expense), net increased $0.4 million to other expense of $3.1 million for fiscal year 2018 compared to other expense of $2.6 million for fiscal year 2017 primarily due to higher foreign currency transaction losses in fiscal year 2018 compared to fiscal year 2017. For further details on other income (expense), net, see “— Region Operating Results — Other Income (Expense), Net” included elsewhere in this Annual Report.
For further details on income tax expense, see “— Region Operating Results — Taxes” included elsewhere in this Annual Report.

As discussed above, our results for fiscal year 2018 were impacted by a number of special items. In fiscal year 2017, special items that impacted our results included organizational restructuring costs, loss on impairment (goodwill and inventories), additional depreciation expense resulting from fleet changes, the reversal of Airnorth contingent consideration and tax items. For further details on the special items impacting fiscal year 2017, see “— Fiscal Year 2017 Compared to Fiscal Year 2016” below. The items noted in fiscal years 2018 and 2017 have been identified as special items as they are not considered by management to be part of ongoing operations when assessing and measuring the operational and financial performance of the Company. The impact of these items on adjusted EBITDA, adjusted net loss and adjusted diluted loss per share is as follows:

	Fiscal Year Ended March 31, 2018
	Adjusted EBITDA	Adjusted Net Loss	Adjusted Diluted Loss Per Share

	(In thousands, except per share amounts)
Loss on impairment	$91,400	$63,222	$1.79
Organizational restructuring costs	23,627	17,633	0.50
Early extinguishment of debt	—	2,123	0.06
Tax items	—	(22,865)	(0.65)
Total special items	$115,027	$60,113	1.70

	Fiscal Year Ended March 31, 2017
	Adjusted EBITDA	Adjusted Net Loss	Adjusted Diluted Loss Per Share

	(In thousands, except per share amounts)
Organizational restructuring costs	$20,897	$14,998	$0.43
Loss on impairment	16,278	12,566	0.35
Additional depreciation expense resulting from fleet changes	—	6,843	0.19
Reversal of Airnorth contingent consideration	(5,898)	(5,898)	(0.17)
Tax items	—	59,479	1.70
Total special items	$31,277	$87,988	2.51
Fiscal Year 2017 Compared to Fiscal Year 2016
As discussed under “— Market Outlook” above, the oil and gas industry experienced a significant downturn beginning in fiscal year 2015 that resulted in a significant decrease in gross revenue for our oil and gas and fixed wing services in fiscal year 2017 compared to fiscal year 2016. This decline in revenue was partially offset by the start-up of the U.K. SAR contract in April 2015 with seven bases coming online in fiscal year 2016 and an eighth base coming online in fiscal year 2017.
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

The net loss for fiscal year 2017 was significantly impacted by the following items:

•
Organizational restructuring costs of $20.9 million ($15.0 million net of tax), which includes severance expense of $16.9 million related to separation programs across our global organization designed to increase efficiency and reduce costs and other restructuring costs of $4.0 million; $7.6 million of the restructuring costs are included in direct costs and $13.3 million are included in general and administrative expense,

•	Loss on disposal of assets of $14.5 million ($8.0 million net of tax) and on inventory of $7.6 million ($5.4 million net of tax) included in loss on impairment,

•	Reversal of $5.9 million ($5.9 million net of tax) of contingent consideration related to the Airnorth acquisition, and

•
Tax items of $59.5 million that include a one-time non-cash tax effect from repositioning of certain aircraft from one tax jurisdiction to another related to financing transactions resulting in additional income tax expense of $22.5 million and non-cash adjustments related to the valuation of deferred tax assets of $37.0 million.

Excluding these items, adjusted net loss and adjusted diluted loss per share were $74.5 million and $2.13, respectively, for fiscal year 2017. These adjusted results compare to adjusted net income and adjusted diluted earnings per share of $51.3 million and $1.45, respectively, for fiscal year 2016. Adjusted EBITDA, which excludes these items with the exception of accelerated depreciation and the tax items, also decreased year-over-year to $71.1 million in fiscal year 2017 from $205.5 million in fiscal year 2016. The year-over-year decrease in each of these measures primarily resulted from the decline in oil and gas revenue across all regions discussed above partially offset by less of an unfavorable impact from changes in foreign currency exchange rates year-over-year. See further discussion of operating results by region under “—Region Operating Results —Fiscal Year 2017 Compared to Fiscal Year 2016” included elsewhere in this Annual Report.
The table below presents the year-over-year impact of changes in foreign currency exchange rates.

	Fiscal years ended March 31,		Favorable (Unfavorable)
	2017	2016

	(in thousands, except per share amounts)
Revenue impact			$(80,251)
Operating expense impact			71,994
Year-over-year income statement translation			(8,257)

Transaction gains (losses) included in other income (expense), net	$(2,948)	$(4,340)	1,392
Líder foreign exchange impact included in earnings from unconsolidated affiliates	(3,193)	(22,447)	19,254
Total	$(6,141)	$(26,787)	20,646

Pre-tax income statement impact			12,389
Less: Foreign exchange impact on depreciation and amortization and interest expense			(821)
Adjusted EBITDA impact			$11,568

Net income impact (tax affected)			$7,346
Earnings per share impact			$0.21
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
For further details on income tax expense, see “— Region Operating Results — Taxes” included elsewhere in this Annual Report.

As discussed above, our results for fiscal year 2017 were impacted by a number of special items. In fiscal year 2016, special items that impacted our results included organizational restructuring costs, additional depreciation expense resulting from fleet changes, loss on impairment (including impairments of inventories, goodwill and intangible assets), tax items and accretion of redeemable noncontrolling interests. The items noted in fiscal years 2017 and 2016 have been identified as special items as they are not considered by management to be part of ongoing operations when assessing and measuring the operational and financial performance of the Company. The impact of these items on adjusted EBITDA, adjusted net income and adjusted diluted earnings per share is as follows:

	Fiscal Year Ended March 31, 2016
	Adjusted EBITDA	Adjusted Net Income	Adjusted Diluted Earnings Per Share

	(In thousands, except per share amounts)
Organizational restructuring costs	$26,959	$19,094	0.54
Additional depreciation expense resulting from fleet changes	—	20,577	0.58
Loss on impairment	55,104	41,983	1.19
Tax items	—	20,068	0.57
Accretion of redeemable noncontrolling interests	—	—	0.04
Total special items	$82,063	$101,722	2.92

Region Operating Results
The following tables set forth certain operating information for the regions comprising our industrial aviation services segment. Intercompany lease revenue and expense are eliminated from our segment reporting, and depreciation expense of aircraft is presented in the region that operates the aircraft.
Set forth below is a discussion of operations of our regions. Our consolidated results are discussed under “— Overview of Operating Results” above.
Europe Caspian

	Fiscal Year Ended March 31,			Favorable (Unfavorable)
	2018	2017	2016	2018 vs 2017		2017 vs 2016

	(In thousands, except percentages)
Operating revenue	$765,412	$710,581	$809,914	$54,831	7.7%	$(99,333)	(12.3)%
Earnings from unconsolidated affiliates, net of losses	$191	$273	$310	$(82)	(30.0)%	$(37)	(11.9)%
Operating income	$22,774	$13,840	$50,406	$8,934	64.6%	$(36,566)	(72.5)%
Operating margin	3.0%	1.9%	6.2%	1.1%	57.9%	(4.3)%	(69.4)%
Adjusted EBITDA	$81,503	$45,163	$123,952	$36,340	80.5%	$(78,789)	(63.6)%
Adjusted EBITDA margin	10.6%	6.4%	15.3%	4.2%	65.6%	(8.9)%	(58.2)%
Rent expense	$134,158	$134,072	$136,377	$(86)	(0.1)%	$2,305	1.7%
Loss on impairment	$4,525	$8,706	$33,263	$4,181	48.0%	$24,557	73.8%
The Europe Caspian region comprises all of our operations and affiliates in Europe, including oil and gas operations in the U.K. and Norway, Eastern Airways fixed wing operations and public sector SAR operations in the U.K. and our operations in Turkmenistan.
Fiscal Year 2018 Compared to Fiscal Year 2017
The increase in operating revenue in fiscal year 2018 primarily resulted from an increase in Norway of $35.6 million, primarily due to an increase in activity and short-term contracts, an increase of $33.4 million from the start-up of U.K. SAR bases, a favorable year-over-year impact of changes in foreign currency exchange rates of $11.4 million and an increase in fixed wing revenue of $8.1 million. Partially offsetting these increases was a decrease in U.K. oil and gas revenue of $33.8 million resulting from the continued impact of the industry downturn on drilling activity. Eastern Airways contributed $118.5 million and $110.4 million in operating revenue for fiscal years 2018 and 2017, respectively.
During fiscal year 2018, we recorded a reduction to rent expense of $9.9 million in our Europe Caspian region related to OEM cost recoveries. This item is included in operating income and adjusted EBITDA in fiscal year 2018. During fiscal year 2018, we recorded inventory impairment charges of $4.5 million for our fixed wing operations at Eastern Airways as a result of changes in expected future utilization of aircraft within those operations. These charges were recorded as a direct reduction in the value of spare parts inventory to record them at net realizable value. Additionally, during fiscal year 2017, we recorded an impairment charge of $8.7 million for the remaining goodwill related to Eastern Airways. Both the inventory and goodwill impairments are included in operating income, but were adjusted for in our calculation of adjusted EBITDA. For further details, see Notes 1 and 3 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report. Also, we recorded severance expense related to organizational restructuring efforts of $1.9 million and $1.4 million for fiscal years 2018 and 2017, respectively, which is excluded from adjusted EBITDA and adjusted EBITDA margin.
A substantial portion of our revenue in the Europe Caspian region is contracted in the British pound sterling, which depreciated significantly against the U.S. dollar in fiscal year 2017 as a result of Brexit. We recorded a foreign exchange gains of $4.3 million in fiscal year 2018 and foreign exchange losses of $18.5 million in fiscal year 2017 from the revaluation of assets and liabilities on British pound sterling functional currency entities as of March 31, 2018 and 2017, respectively, which is recorded in other income (expense), net and included in adjusted EBITDA. Net of the translation and revaluation impacts, adjusted EBITDA was positively impacted by $9.2 million and negatively impacted by $35.6 million resulting from the changes in exchange rates during fiscal years 2018 and 2017, respectively. A further weakening or strengthening of the British pound sterling could result in additional foreign exchange volatility in future periods.

Operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin increased in fiscal year 2018 primarily due to the increase in operating revenue, the benefit to rent expense in fiscal year 2018 related to OEM cost recoveries and the impact of favorable changes in foreign currency exchange rates. These benefits were partially offset by increased salaries and benefits and maintenance expense year-over-year due to the increase in activity. Eastern Airways contributed a negative $6.9 million and negative $4.5 million in adjusted EBITDA for fiscal years 2018 and 2017, respectively.
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
Africa

	Fiscal Year Ended March 31,			Favorable (Unfavorable)
	2018	2017	2016	2018 vs 2017		2017 vs 2016

	(In thousands, except percentages)
Operating revenue	$191,830	$200,104	$249,545	$(8,274)	(4.1)%	$(49,441)	(19.8)%
Earnings from unconsolidated affiliates, net of losses	$2,518	$2,068	$2,068	$450	21.8%	$—	—%
Operating income	$32,326	$30,179	$19,702	$2,147	7.1%	$10,477	53.2%
Operating margin	16.9%	15.1%	7.9%	1.8%	11.9%	7.2%	91.1%
Adjusted EBITDA	$52,419	$51,553	$60,371	$866	1.7%	$(8,818)	(14.6)%
Adjusted EBITDA margin	27.3%	25.8%	24.2%	1.5%	5.8%	1.6%	6.6%
Rent expense	$8,557	$8,101	$7,456	$(456)	(5.6)%	$(645)	(8.7)%
Loss on impairment	$—	$—	$6,179	$—	*	$6,179	*
_______________
* percentage change too large to be meaningful or not applicable
The Africa region comprises all of our operations and affiliates on the African continent, including Nigeria and Egypt.

Fiscal Year 2018 Compared to Fiscal Year 2017
Operating revenue for Africa decreased in fiscal year 2018 primarily due to an overall decrease in activity compared to fiscal year 2017. Activity declined with certain clients and certain contracts ended, reducing revenue by $17.0 million, which was only partially offset by an increase in activity with other clients increasing revenue by $5.5 million. Additionally, fixed wing services in Africa generated $7.4 million and $4.2 million of operating revenue for fiscal years 2018 and 2017, respectively.
Operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin increased in fiscal year 2018 primarily due to a $7.3 million decline in direct costs, partially offset by the decrease in revenue discussed above. Additionally, operating income and operating margin improved in fiscal year 2018 due to lower depreciation expense. During fiscal year 2017, we recorded $6.0 million of accelerated depreciation expense related to aircraft where management made the decision to exit these model types earlier than originally anticipated. The year-over-year devaluation of the Nigerian naira also benefited adjusted EBITDA by $1.4 million compared to fiscal year 2017 as expenses denominated in Nigerian naira translated into less U.S. dollars for reporting purposes.
During fiscal years 2018 and 2017, we recorded $8.0 million and $4.5 million, respectively, in severance expense resulting from voluntary and involuntary separation programs as part of our restructuring efforts, which is excluded from adjusted EBITDA and adjusted EBITDA margin.
On March 31, 2018, a significant contract in this region expired and was not renewed. Additionally, changing regulations and political environment have made, and are expected to continue to make, our operating results for Nigeria unpredictable. Market uncertainty related to the oil and gas downturn has continued in this region, putting smaller clients under increasing pressure as their activity declined, which reduced our activity levels and overall pricing. Although we continue to implement cost reduction measures, we currently expect the financial results for this region to decline in fiscal year 2019.
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
Operating income, operating margin and adjusted EBITDA margin increased in fiscal year 2017 primarily due to a $35.8 million decrease in direct costs and a $7.5 million decrease in general and administrative expenses, partially offset by the decrease in revenue discussed above. Operating expenses were $17.7 million lower in fiscal year 2017 due to the devaluation of the Nigerian naira which resulted in naira-based expenses translating into fewer U.S. dollars. Also, during fiscal year 2016, we recorded $4.7 million in bad debt expense related to two clients in this region. Operating income and operating margin in fiscal year 2017 also benefited from a decrease in depreciation and amortization expense as a result of a lower amount of accelerated depreciation of $6.0 million versus $16.8 million in fiscal year 2016. Adjusted EBITDA declined as the impact to decreased revenue was only partially offset by cost reduction activities and the favorable exchange rate impact in fiscal year 2017 compared to fiscal year 2016.
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

Americas

	Fiscal Year Ended March 31,			Favorable (Unfavorable)
	2018	2017	2016	2018 vs 2017		2017 vs 2016

	(In thousands, except percentages)
Operating revenue	$236,364	$220,544	$290,299	$15,820	7.2%	$(69,755)	(24.0)%
Earnings from unconsolidated affiliates, net of losses	$4,302	$5,207	$(2,117)	$(905)	(17.4)%	$7,324	346.0%
Operating income (loss)	$(73,057)	$4,224	$34,463	$(77,281)	*	$(30,239)	(87.7)%
Operating margin	(30.9)%	1.9%	11.9%	(32.8)%	*	(10.0)%	(84.0)%
Adjusted EBITDA	$41,010	$39,952	$71,958	$1,058	2.6%	$(32,006)	(44.5)%
Adjusted EBITDA margin	17.4%	18.1%	24.8%	(0.7)%	(3.9)%	(6.7)%	(27.0)%
Rent expense	$24,920	$23,015	$21,016	$(1,905)	(8.3)%	$(1,999)	(9.5)%
Loss on impairment	$85,683	$—	$—	$(85,683)	*	$—	*
_______________
* percentage change too large to be meaningful or not applicable
The Americas region comprises all our operations and affiliates in North America and South America, including Brazil, Canada, Guyana, Trinidad and the U.S. Gulf of Mexico.
Fiscal Year 2018 Compared to Fiscal Year 2017
Operating revenue increased in fiscal year 2018 primarily due to an increase in activity in our U.S. Gulf of Mexico oil and gas operations, which increased operating revenue by $11.8 million and $8.1 million in additional operating revenue from the SAR consortium in the U.S. Gulf of Mexico, partially offset by a decrease of $4.4 million in operating revenue in Trinidad due to lower activity.
Earnings from unconsolidated affiliates, net of losses, decreased $0.9 million in fiscal year 2018 primarily due to a decrease in earnings from our investment in Líder in Brazil resulting from a decrease in activity, partially offset by less of an unfavorable impact of foreign currency exchange rates. Operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin were negatively impacted by unfavorable foreign currency exchange rate changes, which decreased our earnings from our investment in Líder by $2.0 million in fiscal year 2018 and $3.2 million in fiscal year 2017. During fiscal year 2018, we recorded an $85.7 million impairment of our investment in Líder, which impacted operating income and operating margin, but is excluded from the calculation of adjusted EBITDA and adjusted EBITDA margin. See further discussion about our investment in Líder and the Brazil market in “— Executive Overview — Market Outlook” included elsewhere in this Annual Report.
The decreases in operating income and operating margin resulted from the impairment of our investment in Líder as discussed above. The increase in adjusted EBITDA resulted primarily from the increase in revenue discussed above, partially offset by an increase in maintenance expense of $8.2 million primarily due to an increase in activity, the decrease in earnings from unconsolidated affiliates discussed above and an increase in rent expense of $1.9 million primarily due to an increase in number of leased aircraft. During fiscal year 2017, we recorded accelerated depreciation expense on aircraft exiting our fleet of $3.9 million. Additionally, we recorded severance expense related to organizational restructuring efforts of $0.4 million and $1.2 million for fiscal years 2018 and 2017, respectively. Depreciation and amortization, including accelerated depreciation, and severance expense recorded in fiscal years 2018 and 2017, were excluded from adjusted EBITDA and adjusted EBITDA margin. The decrease in adjusted EBITDA margin is primarily due to the decrease in earnings from unconsolidated affiliates and the increase in rent expense, partially offset by the increase in revenue.
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
Asia Pacific

	Fiscal Year Ended March 31,			Favorable (Unfavorable)
	2018	2017	2016	2018 vs 2017		2017 vs 2016

	(In thousands, except percentages)
Operating revenue	$201,190	$217,772	$272,054	$(16,582)	(7.6)%	$(54,282)	(20.0)%
Operating income (loss)	$(24,290)	$(20,870)	$4,073	$(3,420)	(16.4)%	$(24,943)	*
Operating margin	(12.1)%	(9.6)%	1.5%	(2.5)%	(26.0)%	(11.1)%	*
Adjusted EBITDA	$(1,424)	$(5,026)	$28,361	$3,602	71.7%	$(33,387)	(117.7)%
Adjusted EBITDA margin	(0.7)%	(2.3)%	10.4%	1.6%	69.6%	(12.7)%	(122.1)%
Rent expense	$32,908	$39,759	$37,053	$6,851	17.2%	$(2,706)	(7.3)%
_______________
* percentage change too large to be meaningful or not applicable
The Asia Pacific region comprises all our operations and affiliates in Australia and Asia, including Malaysia, Sakhalin, and our fixed wing operations through Airnorth in Australia.
Fiscal Year 2018 Compared to Fiscal Year 2017
Operating revenue decreased in fiscal year 2018 primarily due to $17.2 million of operating revenue earned upon cancellation of a contract in fiscal year 2017 that did not recur in fiscal year 2018 (see discussion below) and the ending of short-term oil and gas contracts in Australia resulting in a decrease in operating revenue of $15.9 million, partially offset by an increase of $6.7 million from our fixed wing operations at Airnorth, an increase of $5.0 million in Sakhalin and a favorable foreign currency exchange rate impact of $4.8 million. Airnorth contributed $83.8 million and $77.1 million, respectively, in operating revenue for fiscal years 2018 and 2017, respectively.
During March 2017, we came to an agreement with a client for which we had incurred significant start-up costs on a project in Australia that was cancelled prior to contract commencement. In connection with the cancellation, we agreed to a termination fee with the client of $11.1 million, which is recorded in operating revenue in fiscal year 2017, and contributed $11.1 million in operating income and adjusted EBITDA in fiscal year 2017. Additionally, we had previously deferred revenue and costs of $6.1 million each related to this contract, which are included in operating revenue and direct costs in fiscal year 2017.

Operating income and operating margin decreased primarily due to decreased activity, which was only partially offset by a decrease in direct costs, including a decrease of $8.1 million in salaries and benefits and a reduction in rent expense of $6.7 million related to OEM cost recoveries. Additionally, operating income and operating margin benefited in fiscal year 2017 from the contract cancellation billing in March 2017 discussed above. During fiscal years 2018 and 2017, we recorded $3.9 million and $2.9 million, respectively, in severance expense related to organizational restructuring activities. The severance expense is not included in adjusted EBITDA or adjusted EBITDA margin for fiscal years 2018 and 2017. Also, during fiscal year 2017, we determined the contingent consideration related to Airnorth acquisition accrued in the purchase price was no longer probable of being paid out and we reversed $5.9 million of an accrued liability to direct costs. The reversal of this contingent consideration is not included in adjusted EBITDA for fiscal year 2017. Adjusted EBITDA and adjusted EBITDA margin improved primarily due the reduction in salaries and benefits and rent expense discussed above, partially offset by the termination fee of $11.1 million recorded in fiscal year 2017. Airnorth contributed $7.2 million and $7.1 million in adjusted EBITDA in fiscal years 2018 and 2017, respectively.
Fiscal Year 2017 Compared to Fiscal Year 2016
Operating revenue decreased in fiscal year 2017 by $72.3 million primarily due to the ending of short-term oil and gas contracts in Australia and a $4.3 million decrease due to a short-term contract in South Korea in fiscal year 2016, partially offset by additional operating revenue of $17.2 million earned upon cancellation of a contract in fiscal year 2017 (see discussion above) and a $1.7 million increase for Airnorth. A significant portion of our revenue in the Asia Pacific region is contracted in the Australian dollar, which strengthened against the U.S. dollar in fiscal year 2017, resulting in an increase in revenue of $3.4 million year-over-year. Airnorth contributed $77.1 million and $75.4 million, respectively, in operating revenue and $7.1 million and $12.4 million, respectively, in adjusted EBITDA for fiscal years 2017 and 2016.
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
Corporate and Other

	Fiscal Year Ended March 31,			Favorable (Unfavorable)
	2018	2017	2016	2018 vs 2017		2017 vs 2016

	(In thousands, except percentages)
Operating revenue	$4,305	$10,369	$23,487	$(6,064)	(58.5)%	$(13,118)	(55.9)%
Earnings from unconsolidated affiliates, net of losses	$(273)	$(603)	$—	$330	54.7%	$(603)	*
Operating loss	$(88,996)	$(104,616)	$(118,796)	$15,620	14.9%	$14,180	11.9%
Adjusted EBITDA	$(68,081)	$(60,558)	$(79,119)	$(7,523)	(12.4)%	$18,561	23.5%
Rent expense	$8,148	$7,661	$9,938	$(487)	(6.4)%	$2,277	22.9%
Loss on impairment	$1,192	$7,572	$15,662	$6,380	84.3%	$8,090	51.7%
_______________
* percentage change too large to be meaningful or not applicable
Corporate and other includes our supply chain management and corporate costs that have not been allocated out to other regions and our Bristow Academy operations prior to the sale of Bristow Academy on November 1, 2017.

Fiscal Year 2018 Compared to Fiscal Year 2017
Operating revenue decreased in fiscal year 2018 primarily due to a decline in Bristow Academy revenue of $3.8 million and decrease in third-party part sales of $2.3 million.
Operating loss for fiscal years 2018 and 2017 were most significantly impacted by $1.2 million and $7.6 million, respectively, of inventory impairment charges and a $9.3 million reduction in general and administrative expenses primarily due to reduction in headcount and the sale of Bristow Academy, partially offset by the decline in revenue discussed above. Adjusted EBITDA decreased primarily due to foreign currency transaction losses of $4.4 million for fiscal year 2018 versus foreign currency transaction gains of $14.5 million for fiscal year 2017. The change in foreign currency impacts was partially offset by overall cost reduction activities that decreased general and administrative expenses as discussed above.
During fiscal years 2018 and 2017, we recorded $9.5 million and $10.9 million related to organizational restructuring costs, respectively, which, along with the inventory impairment charges discussed above, are excluded from adjusted EBITDA.
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
During fiscal years 2017 and 2016, we recorded $10.9 million and $7.7 million, respectively, related to organizational restructuring costs, and fiscal years 2017 and 2016 include $7.6 million and $5.4 million, respectively, of inventory impairments, and fiscal year 2016 includes the impairment of $10.2 million of Bristow Academy’s goodwill, all of which are included in operating loss and excluded from adjusted EBITDA.
Gain (loss) on disposal of assets
The loss on disposal of assets in fiscal year 2018 included impairment charges of $8.7 million related to eight held for sale aircraft, losses of $1.7 million from the sale or disposal of 11 aircraft and other equipment and $7.2 million impairment and loss on disposal related to the Bristow Academy disposal group. The loss on disposal of assets in fiscal year 2017 included impairment charges of $12.5 million related to 14 held for sale aircraft and losses of $2.0 million from the sale or disposal of 14 aircraft and other equipment. The loss on disposal of assets in fiscal year 2016 included impairment charges of $29.6 million related to 16 held for sale aircraft, partially offset by gains of $1.1 million from the sale of 35 aircraft and other equipment.

Interest Expense, Net

	Fiscal Year Ended March 31,			Favorable (Unfavorable)
	2018	2017	2016	2018 vs 2017		2017 vs 2016

	(In thousands, except percentages)
Interest income	$677	$943	$1,058	$(266)	(28.2)%	$(115)	(10.9)%
Interest expense	(71,393)	(53,666)	(42,039)	(17,727)	(33.0)%	(11,627)	(27.7)%
Amortization of debt discount	(1,701)	(1,606)	(1,000)	(95)	(5.9)%	(606)	(60.6)%
Amortization of debt fees	(8,048)	(5,759)	(2,722)	(2,289)	(39.7)%	(3,037)	(111.6)%
Capitalized interest	3,405	10,169	10,575	(6,764)	(66.5)%	(406)	(3.8)%
Interest expense, net	$(77,060)	$(49,919)	$(34,128)	$(27,141)	(54.4)%	$(15,791)	(46.3)%
Interest expense, net increased in fiscal year 2018 compared to fiscal year 2017 primarily due to an increase in borrowings at higher borrowing rates and lower capitalized interest resulting from lower average construction in progress. Additionally, during fiscal year 2018, we wrote-off $3.0 million of deferred financing fees related to the early extinguishment of debt. Interest expense, net increased in fiscal year 2017 compared to fiscal year 2016 primarily due to an increase in borrowings and an increase in amortization of debt fees.
Other Income (Expense), Net

	Fiscal Year Ended March 31,			Favorable (Unfavorable)
	2018	2017	2016	2018 vs 2017		2017 vs 2016

	(In thousands, except percentages)
Foreign currency gains (losses) by region:
Europe Caspian	$4,328	$(18,511)	$(11,127)	$22,839	123.4%	$(7,384)	(66.4)%
Africa	(1,720)	(148)	(421)	(1,572)	*	273	64.8%
Americas	56	1,682	(1,050)	(1,626)	(96.7)%	2,732	260.2%
Asia Pacific	(795)	(427)	1,307	(368)	(86.2)%	(1,734)	(132.7)%
Corporate and other	(4,449)	14,456	6,951	(18,905)	(130.8)%	7,505	108.0%
Foreign currency losses	(2,580)	(2,948)	(4,340)	368	12.5%	1,392	32.1%
Other	(496)	307	82	(803)	(261.6)%	225	274.4%
Other income (expense), net	$(3,076)	$(2,641)	$(4,258)	$(435)	(16.5)%	$1,617	38.0%
_______________
* percentage change too large to be meaningful or not applicable
Other income (expense), net for the periods presented above were most significantly impacted by foreign currency gains (losses). The foreign currency gains (losses) within other income (expense), net are reflected within the results (below operating income) of the regions shown in the table above. Additionally, during the fiscal year 2018, we recorded a provision related to a non-operational contract matter with a client.
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

Taxes

	Fiscal Year Ended March 31,			Favorable (Unfavorable)
	2018	2017	2016	2018 vs 2017		2017 vs 2016

	(In thousands, except percentages)
Effective tax rate (1)	13.5%	(22.6)%	2.6%	36.1%	*	(25.2)%	*
Net foreign tax on non-U.S. earnings	$2,640	$5,165	$5,079	$2,525	48.9%	$(86)	(1.7)%
Expense (benefit) of foreign earnings indefinitely reinvested abroad	$18,770	$1,546	$(12,634)	$(17,224)	*	$(14,180)	*
Change in valuation allowance	$(2,575)	$37,043	$20,068	$39,618	*	$(16,975)	(84.6)%
Benefit of foreign tax deduction in the U.S.	$—	$(3,540)	$(2,092)	$(3,540)	(100.0)%	$1,448	69.2%
Expense from change in tax contingency	$5,351	$238	$382	$(5,113)	*	$144	37.7%
Impact of stock based compensation	$1,773	$—	$—	$(1,773)	*	$—	*
Foreign statutory rate reduction	$—	$240	$(901)	$240	100.0%	$(1,141)	(126.6)%
Impact of goodwill impairment	$—	$1,467	$9,333	$1,467	100.0%	$7,866	84.3%
U.S. statutory rate reduction	$(52,990)	$—	$—	$52,990	*	$—	*
One-time transition tax	$30,323	$—	$—	$(30,323)	*	$—	*
_______________

(1)
The effective tax rate for fiscal year 2017 represents income tax expense rate on a pre-tax net loss for the fiscal year. Due to pre-tax losses for fiscal years 2018 and 2016, the effective tax rates for those fiscal years represent the income tax benefit rate recorded for the periods.

* percentage change too large to be meaningful or not applicable
A portion of our aircraft fleet is owned directly or indirectly by our wholly owned Cayman Island subsidiaries. Our foreign operations combined with our leasing structure provided a material benefit to the effective tax rates for fiscal years 2018, 2017 and 2016. In fiscal year 2017, our unfavorable permanent differences, such as valuation allowances and non-tax deductible goodwill write-off had the effect of increasing our income tax expense and reducing our effective tax rate applied to pre-tax losses. Also, our effective tax rates for fiscal years 2018, 2017 and 2016 benefited from the permanent investment outside the U.S. of foreign earnings, upon which no U.S. tax had been provided until the deemed repatriation of foreign earnings under the Act.
Fiscal Year 2018 Compared to Fiscal Year 2017
Our effective income tax rate for fiscal year 2018 is 13.5%, which includes a $53.0 million benefit related to the revaluation of net deferred tax liabilities to a lower tax rate as a result of the Act and net reversal of valuation allowances on deferred tax assets of $2.6 million. This benefit was partially offset by the impact of the one-time transition tax on the repatriation of foreign earnings under the Act of $30.3 million and a one-time non-cash tax expense of $42.5 million due to the repositioning of certain aircraft from one tax jurisdiction to another related to recent financing transactions.
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

Noncontrolling Interest
Net loss attributable to noncontrolling interest decreased to $2.4 million for fiscal year 2018 compared to $6.4 million for fiscal year 2017 primarily due to higher earnings from Eastern Airways during fiscal year 2018 compared to fiscal year 2017. Net loss attributable to noncontrolling interests increased to $6.4 million for fiscal year 2017 compared to $4.7 million for fiscal year 2016 due to lower earnings from Eastern Airways during fiscal year 2017 compared to fiscal year 2016.
Liquidity and Capital Resources
Cash Flows
Operating Activities
Net cash used in operating activities was $19.5 million during fiscal year 2018 and net cash provided by operating activities was $11.5 million and $118.2 million during fiscal years 2017 and 2016, respectively. Changes in non-cash working capital used $20.0 million in cash flows during fiscal year 2018, and generated $18.4 million and $23.0 million in cash flows during fiscal years 2017 and 2016, respectively. The decline in cash flows from operations for fiscal year 2018 compared to fiscal year 2017 is primarily due to the change in non-cash working capital. Cash flows used by operating activities for fiscal year 2018 includes proceeds of $30.5 million related to OEM cost recoveries, of which $22.4 million is included in cash flows from operations before working capital changes and $8.1 million is included in working capital changes, which was partially offset by cash payments of $19.8 million for cash collateralization of letters of credit included in working capital changes. Cash flows provided by operating activities decreased in fiscal year 2017 compared to fiscal year 2016 due to the decreased earnings that resulted from the decline in oil and gas activity across all regions.
Investing Activities
Cash flows provided by investing activities were $96.9 million for fiscal year 2018 and cash flows used in investing activities were $116.3 million and $316.8 million for fiscal years 2017 and 2016, respectively. Cash was used primarily for capital expenditures as follows:

	Fiscal Year Ended March 31,
	2018	2017	2016
Number of aircraft delivered:
Medium	5	5	1
Large	—	—	3
SAR aircraft	—	4	4
Total aircraft	5	9	8
Capital expenditures (in thousands):
Aircraft and related equipment	$32,418	$127,447	$285,530
Other	13,869	7,663	86,845
Total capital expenditures	$46,287	$135,110	$372,375
In addition to these capital expenditures, investing cash flows were impacted by the following items during the last three fiscal years:
Fiscal Year 2018 — During fiscal year 2018, we received proceeds of $48.7 million primarily from the sale or disposal of 11 aircraft and certain other equipment. Also, during fiscal year 2018, cash flows from investing activities includes $94.5 million related to OEM cost recoveries.
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
Financing Activities
We generated cash flows from financing activities of $189.0 million, $106.7 million and $189.4 million during fiscal years 2018, 2017 and 2016, respectively.

During fiscal year 2018, we received $174.8 million from borrowings on our Revolving Credit Facility, $230 million from borrowings on our PK Air Debt, $143.8 million from the sale of our 4½% Convertible Senior Notes and $346.6 million from the sale of our 8.75% Senior Secured Notes. During fiscal year 2018, we used cash to repay debt of $671.6 million and pay dividends of $2.5 million on our common stock. Additionally, during fiscal year 2018, we paid $40.4 million for the purchase of the 4½% Convertible Senior Notes call option, and simultaneously received $30.3 million for the issuance of warrants.
During fiscal year 2017, we received $300.6 million from borrowings on our Revolving Credit Facility, $200 million from the Lombard Debt and $200 million from the Macquarie Debt. During fiscal year 2017, we used cash to repay debt of $570.3 million and pay dividends of $9.8 million on our common stock.
During fiscal year 2016, we received $580.9 million from borrowings on our Revolving Credit Facility, $200 million from borrowings on our Term Loan Credit Facility and $127.4 million from borrowings on our Term Loan. During fiscal year 2016, we used cash to repay debt of $677.0 million and pay dividends of $38.1 million on our common stock.
Future Cash Requirements
Debt Obligations
Total debt (excluding unamortized discounts and debt issuance costs) as of March 31, 2018 was $1.6 billion, of which $62.8 million was classified as current. The following table summarizes the maturity dates for our significant debt as of March 31, 2018:

Debt	Maturity Date
Macquarie Debt	March 7, 2022
6 ¼% Senior Notes	October 15, 2022
8.75% Senior Secured Notes	March 1, 2023 (1)
4½% Convertible Senior Notes	June 1, 2023
PK Air Debt	July 13 and 27, 2023
Lombard Debt	December 29, 2023 and January 23, 2024
_______________

(1)
The 8.75% Senior Secured Notes will mature on March 1, 2023, subject to earlier mandatory redemption if more than $125 million principal amount of the 6¼% Senior Notes plus the principal amount of any indebtedness incurred to refinance the 6¼% Senior Notes that matures or is required to be repaid prior to June 1, 2023 remains outstanding as of June 30, 2022. For further details, see Note 4 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

On April 17, 2018, two of our subsidiaries entered into a new ABL Facility, which provides for commitments in an aggregate amount of $75 million, with a portion allocated to each borrower subsidiary, subject to an availability block of $15 million and a borrowing base calculated by reference to eligible accounts receivable. The maximum amount of the ABL Facility may be increased from time to time to a total of as much as $100 million, subject to the satisfaction of certain conditions, and any such increase would be allocated among the borrower subsidiaries. The ABL Facility matures in five years, subject to certain early maturity triggers related to maturity of other material debt or a change of control of the Company. For further details, see Note 4 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.
See further discussion of outstanding debt as of March 31, 2018 and our debt issuances and our debt redemptions in Note 4 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.
Pension Obligations
As of March 31, 2018, we had recorded on our balance sheet a net $36.8 million pension liability related to the Bristow Helicopters Limited and Bristow International Aviation (Guernsey) Limited (“BIAGL”) pension plans. The liability represents the excess of the present value of the defined benefit pension plan liabilities over the fair value of plan assets that existed at that date. The minimum funding rules of the U.K. require the employer to agree to a funding plan with the plans’ trustee for securing that the pension plan has sufficient and appropriate assets to meet its technical provisions liabilities. In addition, where there is a shortfall in assets against this measure, we are required to make scheduled contributions in amounts sufficient to bring the plan up to 100% funded as quickly as can be reasonably afforded. The employer contributions for the main U.K. pension plan for fiscal years 2018, 2017 and 2016 were £12.8 million ($17.0 million), £12.4 million ($15.5 million), and £12.4 million ($17.8 million), respectively. See further discussion of our pension plans in Note 9 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

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
The following table summarizes our significant contractual obligations and other commercial commitments on an undiscounted basis as of March 31, 2018 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings as of March 31, 2018. Additional details regarding these obligations are provided in Notes 4, 5, 7 and 9 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

	Payments Due by Period
		Fiscal Year Ending March 31,
	Total	2019	2020 - 2021	2022 - 2023	2024 and beyond

	(In thousands)
Contractual obligations:
Long-term debt and short-term borrowings:
Principal (1)	$1,553,742	$62,808	$103,617	$971,897	$415,420
Interest (2)	454,425	96,458	185,582	163,767	8,618
Aircraft operating leases (3)	366,210	158,763	164,805	37,966	4,676
Other operating leases (4)	75,422	9,959	16,577	16,156	32,730
Pension obligations (5)	59,537	17,985	35,660	5,892	—
Aircraft purchase obligations (6) (7)	483,397	19,912	171,281	175,518	116,686
Other purchase obligations (8)	48,344	48,344	—	—	—
Total contractual cash obligations	$3,041,077	$414,229	$677,522	$1,371,196	$578,130
Other commercial commitments:
Letters of credit (9)	$22,075	$22,075	$—	$—	$—
Contingent consideration (10)	3,068	3,068	—	—	—
Total commercial commitments	$25,143	$25,143	$—	$—	$—
_______________

(1)	Excludes unamortized discounts of $39.8 million and unamortized debt issuance cost of $27.5 million.

(2)	Interest payments for variable rate interest debt are based on interest rates as of March 31, 2018.

(3)	Represents separate operating leases for aircraft.

(4)	Represents minimum rental payments required under non-aircraft operating leases that have initial or remaining non-cancelable lease terms in excess of one year.

(5)
Represents expected funding for pension benefits in future periods. These amounts are undiscounted and are based on the expectation that the U.K. pension plan will be fully funded in approximately four years. As of March 31, 2018, we had recorded on our balance sheet a net $36.8 million pension liability associated with these obligations. The timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustees.

(6)	Includes $4.4 million for final payments for aircraft delivered during fiscal year 2018 that is included in accounts payable as of March 31, 2018.

(7)	Includes $98.0 million for five aircraft orders that can be cancelled prior to delivery dates. As of March 31, 2018, we made non-refundable deposits of $4.5 million related to these aircraft.

(8)
Other purchase obligations primarily represent unfilled purchase orders for aircraft parts and non-cancelable power-by-the-hour maintenance commitments. For further details on the non-cancelable power-by-the-hour maintenance commitments, see Note 1 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report. In connection with the Bristow Norway acquisition in October 2008, we granted the former partner in this joint venture an option that if exercised would require us to acquire up to five aircraft at fair value upon the expiration of the lease terms for such aircraft. One of the options was exercised in December 2009 and two of the options expired. The remaining aircraft leases expire in August 2018. We are currently unable to estimate the fair value of these aircraft; therefore, the table above does not include any amounts relating to this potential commitment. While we do not currently expect to be required to purchase these aircraft, the former joint venture partner has until May 31, 2018 to notify us. If the joint venture partner does not exercise its option, it is our intent to return the aircraft after the leases expire in August 2018.

(9)
As of March 31, 2018, we had outstanding letters of credit that we had collateralized with certificates of deposit totaling $19.8 million included in accounts receivable from non-affiliates on our consolidated balance sheets.

(10)
Includes $3.1 million related to Airnorth. The Airnorth purchase agreement includes a potential earn-out of A$17 million ($13.0 million) to be paid over four years. During fiscal year 2016, a portion of the first year earn-out payment of A$2 million ($1.5 million) was paid as Airnorth achieved agreed performance targets. The second and third year earn-out performance targets were not met. The remaining Airnorth earn-out, which is contingent upon both the achievement of agreed performance targets and the continued employment of the selling shareholders, will be included as general and administrative expense in our consolidated statements of operations as earned. The earn-out for Airnorth is remeasured to fair value at each reporting date until the contingency is resolved and any changes in estimated fair value are recorded as accretion expense included in interest expense on our consolidated statements of operations.

Financial Condition and Sources of Liquidity
The following table summarizes our capital structure and sources of liquidity as of March 31, 2018 and 2017 (in thousands):

	March 31,
	2018	2017
Capital structure:
8.75% Senior Secured Notes	$346,610	$—
4½% Convertible Senior Notes	107,397	—
6¼% Senior Notes	401,535	401,535
Term Loan	—	261,907
Term Loan Credit Facility	—	45,900
Revolving Credit Facility	—	139,100
Lombard Debt	211,087	196,832
Macquarie Debt	185,028	200,000
PK Air Debt	230,000	—
Other Debt	32,342	48,090
Total debt (1)	1,513,999	1,293,364
Stockholders’ investment	1,183,093	1,294,232
Total capital	$2,697,092	$2,587,596
Liquidity:
Cash	$380,223	$96,656
Undrawn borrowing capacity on Revolving Credit Facility (2)(3)	—	260,320
Total liquidity	$380,223	$356,976
Adjusted debt to equity ratio (4)	165.8%	145.8%
_______________

(1)	Total debt excludes unamortized debt issuance costs.

(2)	The Revolving Credit Facility was terminated on March 6, 2018. For further details, see Note 4 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

(3)
On April 17, 2018, two of our subsidiaries entered into a new ABL Facility, which provides for commitments in an aggregate amount of up to $75 million with a portion allocated to each borrower subsidiary, subject to an availability block of $15 million and a borrowing base calculated by reference to eligible accounts receivable. For further details, see Note 4 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

(4)
As of March 31, 2018 and 2017, adjusted debt includes balance sheet debt of $1.5 billion and $1.3 billion, respectively, excluding unamortized debt issuance costs, the net present value of operating leases of $388.3 million and $520.0 million, respectively, letters of credit, bank guarantees and financial guarantees of $22.1 million and $12.0 million, respectively, and the net unfunded pension liability of $36.8 million and $61.6 million, respectively. Adjusted debt to equity ratio is a non-GAAP financial measure that management believes provides meaningful supplemental information regarding our financial position.

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

As of March 31, 2018, approximately 25% our cash balances are held outside the U.S. and are generally used to meet the liquidity needs of our non-U.S. operations. Most of our cash held outside the U.S. could be repatriated to the U.S., and any such repatriation could be subject to additional foreign taxes. As a result of the Act, we have provided for U.S. federal income taxes on undistributed foreign earnings. If cash held by non-U.S. operations is required for funding operations in the U.S., we may make a provision for additional tax in connection with repatriating this cash, which is not expected to have a significant impact on our results of operations.
We expect that our cash on deposit as of May 18, 2018 of approximately $361.8 million, proceeds from aircraft sales, and available borrowing capacity under our ABL Facility described under “Executive Overview — Recent Events — ABL Facility”, as well as any future financings (which may include additional equipment financings and capital market transactions), will be sufficient to satisfy our operating needs, existing capital commitments and other contractual cash obligations. However, we may require capital in excess of the amount available from these sources and we may need to seek additional sources of liquidity, complete aircraft sales or defer capital expenditures in order to have sufficient liquidity to satisfy operating needs, existing capital commitments and other contractual obligations.
Exposure to Currency Fluctuations
See our discussion of the impact of market risk, including our exposure to currency fluctuations, on our financial position and results of operations discussed under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” included elsewhere in this Annual Report.
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with U.S. GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP, whereas, in other circumstances, U.S. GAAP requires us to make estimates, judgments and assumptions that we believe are reasonable based upon information available. We base our estimates and judgments on historical experience, professional advice and various other sources that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. We believe that of our significant accounting policies, as discussed in Note 1 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report, the following involve a higher degree of judgment and complexity. Our management has discussed the development and selection of critical accounting policies and estimates with the Audit Committee of our board of directors and the Audit Committee has reviewed our disclosure.
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

We maintain reserves for estimated income tax exposures in jurisdictions of operation. The expenses reported for these taxes, including our annual tax provision, include the effect of reserve provisions and changes to reserves that we consider appropriate, as well as related interest. Tax exposure items primarily include potential challenges to intercompany pricing, disposition transactions and the applicability or rate of various withholding taxes. These exposures are resolved primarily through the settlement of audits within these tax jurisdictions or by judicial means, but can also be affected by changes in applicable tax law or other factors, which could cause us to conclude that a revision of past estimates is appropriate. We believe that an appropriate liability has been established for estimated exposures. However, actual results may differ materially from these estimates. We review these liabilities quarterly. During fiscal years 2018, 2017 and 2016, we had accruals and releases of reserves for estimated tax exposures of $5.4 million, $0.2 million and $0.4 million, respectively. We recognize interest and penalties accrued related to unrecognized tax benefits as a component of our provision for income taxes. As of March 31, 2018 and 2017, we had $6.7 million and $1.3 million, respectively, of unrecognized tax benefits, all of which would have an impact on our effective tax rate, if recognized.
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
Judgment is required in determining whether deferred tax assets will be realized in full or in part. When it is estimated to be more-likely-than-not that all or some portion of specific deferred tax assets, such as foreign tax credit carryovers or net operating loss carry forwards, will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are estimated to not be realizable. As of March 31, 2018, we have established deferred tax assets for foreign taxes we expect to be realizable. Our ability to realize the benefit of our deferred tax assets requires that we achieve certain future earnings levels prior to the expiration of our foreign tax credit carryforwards. In the event that our earnings performance projections or future financial conditions do not indicate that we will be able to benefit from our deferred tax assets, valuation allowances would be established following the “more-likely-than-not” criteria. We periodically evaluate our ability to utilize our deferred tax assets and, in accordance with accounting guidance related to accounting for income taxes, will record any resulting adjustments that may be required to deferred income tax expense in the period for which an existing estimate changes. If our facts or financial results were to change, thereby impacting the likelihood of establishing and then realizing the deferred tax assets, judgment would have to be applied to determine changes to the amount of the valuation allowance in any given period. Such changes could result in either a decrease or an increase in our provision for income taxes, depending on whether the change in judgment resulted in an increase or a decrease to the valuation allowance. We continually evaluate strategies that could allow for the future utilization of our deferred tax assets.
We consider the earnings of certain foreign subsidiaries to be indefinitely invested outside the U.S. on the basis of estimates that future cash generation will be sufficient to meet future U.S. cash needs and specific plans for foreign reinvestment of those earnings. As such, as of March 31, 2018, we have not provided for deferred taxes on the unremitted earnings of certain foreign subsidiaries that are indefinitely invested abroad of $517.9 million. Pursuant to the Act, these earnings were subject to the mandatory one-time transition tax and eligible to be repatriated to the U.S. without additional U.S. tax. Although these foreign earnings have been deemed to be repatriated from a U.S. federal income tax perspective, we have not yet completed our assessment of the U.S. tax reform on our plans to reinvest foreign earnings and as such have not changed our prior conclusion that the unremitted earnings are indefinitely reinvested. Accordingly, we have not provided deferred taxes on these unremitted earnings. If our expectations were to change, withholding and other applicable taxes incurred upon repatriation, if any, are not expected to have a significant impact on our results of operations.
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
On June 23, 2016, the U.K. voted to leave the E.U. The exact nature, process and timing of the U.K.’s exit from the E.U. are unknown. This has to date created business uncertainty: The U.K.’s future approach to E.U. freedom of movement; market volatility; fluctuations in foreign exchange rates; changes to commodity prices; interest rates; and potential changes to existing double tax treaties, all of which may impact us. Although it is too early to quantify the precise impact of the U.K.’s exit from the E.U., we will continue to monitor the economic consequences of the referendum.

Property and Equipment
Our net property and equipment represents 65% of our total assets as of March 31, 2018. We determine the carrying value of these assets based on our property and equipment accounting policies, which incorporate our estimates, assumptions, and judgments relative to capitalized costs, useful lives and salvage values of our assets.
Our property and equipment accounting policies are also designed to depreciate our assets over their estimated useful lives. The assumptions and judgments we use in determining the estimated useful lives and residual values of our property and equipment reflect both historical experience and expectations regarding future operations, utilization and performance of our assets. The use of different estimates, assumptions and judgments in the establishment of property and equipment accounting policies, especially those involving the useful lives and residual values of our aircraft, would likely result in materially different net book values of our assets and results of operations.
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

Pension Benefits
Pension obligations are actuarially determined and are affected by assumptions including discount rates, compensation increases and employee turnover rates. The recognition of these obligations through the statement of operations is also affected by assumptions about expected returns on plan assets. We evaluate our assumptions periodically and make adjustments to these assumptions and the recorded liabilities as necessary.
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
For purposes of the goodwill impairment test, we calculate the reporting units’ estimated fair values as the average of the values calculated under the income approach and the market approach. As of March 31, 2018, we had goodwill related to Airnorth. We performed a qualitative analysis and concluded it is more likely than not that the fair value of Airnorth is not less than the carrying value and, therefore, did not perform a quantitative analysis for Airnorth. Changes in assumptions used in the fair value calculation could result in an estimated reporting unit fair value that is below the carrying value, which may give rise to an impairment of goodwill.
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

Foreign Currency Risk
Through our foreign operations, we are exposed to currency fluctuations and exchange rate risks. The majority of our revenue and expense from our North Sea operations are in British pound sterling. Approximately 35% of our gross revenue for fiscal year 2018 was translated for financial reporting purposes from British pound sterling into U.S. dollars. In addition, some of our contracts to provide services internationally provide for payment in foreign currencies. Our foreign exchange rate risk is even greater when our revenue is denominated in a currency different from the associated costs. We attempt to minimize our foreign exchange rate exposure by contracting the majority of our services other than our North Sea operations in U.S. dollars. During fiscal year 2018, we entered into foreign currency put option contracts of £5 million per month through November 2018 to protect against a portion of our foreign exchange risks related to our operating income. See Note 6 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report for discussion of these hedging transactions. During fiscal years 2017 and 2016, we did not enter into hedging transactions to protect against foreign exchange risks related to our operating income.
Throughout fiscal years 2018, 2017 and 2016, our primary foreign currency exposure has been to the British pound sterling, the euro, the Australian dollar, the Norwegian kroner, and the Nigerian naira. The value of these currencies has fluctuated relative to the U.S. dollar as indicated in the following table:

	Fiscal Years Ended March 31,
	2018	2017	2016
One British pound sterling into U.S. dollars
High	1.43	1.48	1.59
Average	1.33	1.31	1.51
Low	1.24	1.21	1.39
At period-end	1.40	1.25	1.44
One euro into U.S. dollars
High	1.25	1.15	1.16
Average	1.17	1.10	1.10
Low	1.06	1.04	1.06
At period-end	1.23	1.07	1.14
One Australian dollar into U.S. dollars
High	0.81	0.78	0.81
Average	0.77	0.75	0.74
Low	0.74	0.72	0.68
At period-end	0.77	0.76	0.77
One Norwegian kroner into U.S. dollars
High	0.1305	0.1253	0.1367
Average	0.1233	0.1198	0.1210
Low	0.1152	0.1145	0.1114
At period-end	0.1274	0.1164	0.1209
One Nigerian naira into U.S. dollars
High	0.0033	0.0050	0.0050
Average	0.0029	0.0036	0.0050
Low	0.0027	0.0029	0.0050
At period-end	0.0028	0.0033	0.0050
_______________
Source: FactSet and Oanda.com

Our earnings from unconsolidated affiliates, net of losses, are also affected by the impact of changes in foreign currency exchange rates on the reported results of our unconsolidated affiliates. Earnings from unconsolidated affiliates, net of losses, decreased by $2.0 million, $3.2 million and $22.4 million during fiscal years 2018, 2017 and 2016, respectively, as a result of the impact of changes in foreign currency exchange rates on the earnings of our unconsolidated affiliates, primarily the impact of changes in the Brazilian real to U.S. dollar exchange rate on earnings for our affiliate in Brazil. The value of the Brazilian real has fluctuated relative to the U.S. dollar as indicated in the following table:

	Fiscal Years Ended March 31,
	2018	2017	2016
One Brazilian real into U.S. dollars
High	0.3244	0.3267	0.3437
Average	0.3108	0.3036	0.2816
Low	0.2995	0.2702	0.2378
At period-end	0.3009	0.3150	0.2822
_______________
Source: FactSet and Oanda.com
We estimate that the fluctuation of these currencies for fiscal year 2018 versus fiscal year 2017 had the following effect on our financial condition and results of operations (in thousands):

Revenue	$14,150
Operating expense	(16,178)
Earnings from unconsolidated affiliates, net of losses	1,237
Non-operating expense	368
Income before provision for income taxes	(423)
Provision from income taxes	3,416
Net income	2,993
Cumulative translation adjustment	30,196
Total stockholders’ investment	$33,189
A hypothetical 10% change in the average U.S. dollar exchange rate relative to other currencies would have affected our revenue, operating expense and operating income for fiscal year 2018 as follows:

	British pound sterling	Euro	Australian dollar	Norwegian kroner	Nigerian Naira
Revenue	3.5%	0.1%	1.1%	(1.0)%	0.1%
Operating expense	2.6%	0.1%	1.2%	1.0%	0.2%
Operating income	(26.7)%	2.5%	3.4%	3.0%	4.0%
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
In the past three fiscal years, our stockholders’ investment has decreased by $16.9 million as a result of translation adjustments. Changes in exchange rates could cause significant changes in our financial position and results of operations in the future.
As a result of the changes in exchange rates, we recorded foreign currency transaction losses of $2.6 million, $2.9 million and $4.3 million during fiscal years 2018, 2017 and 2016, respectively.
A hypothetical 10% decrease in the value of the foreign currencies in which our business is denominated relative to the U.S. dollar as of March 31, 2018 would result in a $35.8 million decrease in the fair value of our net monetary liabilities denominated in currencies other than U.S. dollars.

Credit Risk
The market for our services and products is primarily the offshore oil and gas industry, and our clients consist primarily of major integrated, national and independent oil and gas producers. Additionally, we provide public sector SAR services in the U.K. to the DfT. We perform ongoing credit evaluations of our clients and have not historically required collateral. We maintain allowances for potential credit losses.
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
Interest Rate Risk
As of March 31, 2018, we had $1.5 billion of debt outstanding, of which $654.5 million carried a variable rate of interest. The market value of our fixed rate debt fluctuates with changes in interest rates. The fair value of our debt has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on quoted market prices. The carrying and fair value of our long-term debt, including the current portion and excluding unamortized debt issuance costs, are as follows (in thousands):

	March 31,
	2018		2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
6¼% Senior Notes due 2022	$401,535	$325,243	$401,535	$323,236
4½% Convertible Senior Notes due 2023 (1)	107,397	158,772	—	—
8.75% Senior Secured Notes due 2023 (2)	346,610	353,500	—	—
Term Loan	—	—	261,907	261,907
Term Loan Credit Facility	—	—	45,900	45,900
Revolving Credit Facility	—	—	139,100	139,100
Lombard Debt	211,087	211,087	196,832	196,832
Macquarie Debt	185,028	185,028	200,000	200,000
PK Air Debt	230,000	230,000	—	—
Airnorth Debt	13,832	13,832	16,471	16,471
Eastern Airways Debt	14,519	14,519	15,326	15,326
Other Debt	3,991	3,991	16,293	16,293
	$1,513,999	$1,495,972	$1,293,364	$1,215,065
_____________
(1) The carrying value is net of unamortized discount of $36.4 million as of March 31, 2018.
(2) The carrying value is net of unamortized discount of $3.4 million as of March 31, 2018.
If prevailing market interest rates had been 1% higher as of March 31, 2018, and all other factors affecting our debt remained the same, the fair value of the 6¼% Senior Notes, 4½% Convertible Senior Notes and 8.75% Senior Secured Notes would have decreased by $32.6 million, or 3.9%. Under comparable sensitivity analysis as of March 31, 2017, the fair value of the 6 ¼% Senior Notes would have decreased by $13.9 million, or 4.3%.

Item 8. Consolidated Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Bristow Group Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Bristow Group Inc. and subsidiaries (the Company) as of March 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, cash flows and stockholders’ investment and redeemable noncontrolling interest for each of the years in the three-year period ended March 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 23, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2003.
Houston, Texas
May 23, 2018

BRISTOW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
	2018	2017	2016

	(In thousands, except per share amounts)
Gross revenue:
Operating revenue from non-affiliates	$1,317,295	$1,276,374	$1,550,638
Operating revenue from affiliates	67,129	71,476	78,909
Reimbursable revenue from non-affiliates	60,538	52,652	85,966
	1,444,962	1,400,502	1,715,513

Operating expense:
Direct cost	1,123,168	1,103,984	1,227,541
Reimbursable expense	59,346	50,313	81,824
Depreciation and amortization	124,042	118,748	136,812
General and administrative	184,987	195,367	224,645
	1,491,543	1,468,412	1,670,822

Loss on impairment	(91,400)	(16,278)	(55,104)
Loss on disposal of assets	(17,595)	(14,499)	(30,693)
Earnings from unconsolidated affiliates, net of losses	6,738	6,945	261

Operating loss	(148,838)	(91,742)	(40,845)

Interest expense, net	(77,060)	(49,919)	(34,128)
Other expense, net	(3,076)	(2,641)	(4,258)
Loss before benefit (provision) for income taxes	(228,974)	(144,302)	(79,231)
Benefit (provision) for income taxes	30,891	(32,588)	2,082
Net loss	(198,083)	(176,890)	(77,149)
Net loss attributable to noncontrolling interests	2,425	6,354	4,707
Net loss attributable to Bristow Group	(195,658)	(170,536)	(72,442)
Accretion of redeemable noncontrolling interests	—	—	(1,498)
Net loss attributable to common stockholders	$(195,658)	$(170,536)	$(73,940)

Loss per common share:
Basic	$(5.54)	$(4.87)	$(2.12)
Diluted	$(5.54)	$(4.87)	$(2.12)

Cash dividends declared per common share	$0.07	$0.28	$1.09
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Year Ended March 31,
	2018	2017	2016

	(In thousands)
Net loss	$(198,083)	$(176,890)	$(77,149)
Other comprehensive loss:
Currency translation adjustments	25,927	(21,636)	(21,604)
Pension liability adjustment, net of tax (benefit) provision of ($2.6 million), $4.0 million and $4.4 million, respectively	12,333	(11,511)	705
Unrealized loss on cash flow hedges, net of tax benefit of $0.1 million, zero and zero, respectively	(346)	—	—
Total comprehensive loss	(160,169)	(210,037)	(98,048)

Net loss attributable to noncontrolling interests	2,425	6,354	4,707
Currency translation adjustments attributable to noncontrolling interests	4,269	(5,311)	1,409
Total comprehensive loss attributable to noncontrolling interests	6,694	1,043	6,116
Total comprehensive loss attributable to Bristow Group	(153,475)	(208,994)	(91,932)
Accretion of redeemable noncontrolling interests	—	—	(1,498)
Total comprehensive loss attributable to common stockholders	$(153,475)	$(208,994)	$(93,430)
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2018	2017

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$380,223	$96,656
Accounts receivable from non-affiliates	233,386	198,129
Accounts receivable from affiliates	13,594	8,786
Inventories	129,614	124,911
Assets held for sale	30,348	38,246
Prepaid expenses and other current assets	47,234	41,143
Total current assets	834,399	507,871
Investment in unconsolidated affiliates	126,170	210,162
Property and equipment – at cost:
Land and buildings	250,040	231,448
Aircraft and equipment	2,511,131	2,622,701
	2,761,171	2,854,149
Less – Accumulated depreciation and amortization	(693,151)	(599,785)
	2,068,020	2,254,364
Goodwill	19,907	19,798
Other assets	116,506	121,652
Total assets	$3,165,002	$3,113,847
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$101,270	$98,215
Accrued wages, benefits and related taxes	62,385	59,077
Income taxes payable	8,453	15,145
Other accrued taxes	7,378	9,611
Deferred revenue	15,833	19,911
Accrued maintenance and repairs	28,555	22,914
Accrued interest	16,345	12,909
Other accrued liabilities	65,978	46,679
Deferred taxes	—	830
Short-term borrowings and current maturities of long-term debt	56,700	131,063
Total current liabilities	362,897	416,354
Long-term debt, less current maturities	1,429,834	1,150,956
Accrued pension liabilities	37,034	61,647
Other liabilities and deferred credits	36,952	28,899
Deferred taxes	115,192	154,873
Commitments and contingencies (Note 7)
Redeemable noncontrolling interest	—	6,886
Stockholders’ investment:
Common stock, $.01 par value, authorized 90,000,000; outstanding: 35,526,625 and 35,213,991 shares (exclusive of 1,291,441 treasury shares)	382	379
Additional paid-in capital	852,565	809,995
Retained earnings	793,783	991,906
Accumulated other comprehensive loss	(286,094)	(328,277)
Treasury shares, at cost (2,756,419 shares)	(184,796)	(184,796)
Total Bristow Group stockholders’ investment	1,175,840	1,289,207
Noncontrolling interests	7,253	5,025
Total stockholders’ investment	1,183,093	1,294,232
Total liabilities, redeemable noncontrolling interest and stockholders’ investment	$3,165,002	$3,113,847
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2018	2017	2016

	(In thousands)
Cash flows from operating activities:
Net loss	$(198,083)	$(176,890)	$(77,149)
Adjustments to reconcile loss to net cash provided by operating activities:
Depreciation and amortization	124,042	118,748	136,812
Deferred income taxes	(49,334)	15,720	(51,643)
Write-off of deferred financing fees	2,969	923	—
Discount amortization on long-term debt	1,701	1,606	1,000
Loss on disposal of assets	17,595	14,499	30,693
Loss on impairment	91,400	16,278	55,104
Deferral of lease payments	3,991	—	—
Stock-based compensation	10,436	12,352	21,181
Equity in earnings from unconsolidated affiliates less than (in excess of) dividends received	(3,780)	(4,438)	2,619
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(32,459)	23,759	46,608
Inventories	(2,154)	(1,958)	(3,380)
Prepaid expenses and other assets	11,913	1,267	493
Accounts payable	(3,385)	15,052	13,316
Accrued liabilities	6,070	(19,713)	(34,035)
Other liabilities and deferred credits	(466)	(5,668)	(23,388)
Net cash provided by (used in) operating activities	(19,544)	11,537	118,231
Cash flows from investing activities:
Capital expenditures	(46,287)	(135,110)	(372,375)
Proceeds from asset dispositions	48,740	18,471	60,035
Investment in unconsolidated affiliate	—	—	(4,410)
Proceeds from OEM cost recoveries	94,463	—	—
Deposit received on aircraft held for sale	—	290	—
Net cash provided by (used in) investing activities	96,916	(116,349)	(316,750)
Cash flows from financing activities:
Proceeds from borrowings	896,874	708,267	928,802
Payment of contingent consideration	—	(10,000)	(9,453)
Debt issuance costs	(20,560)	(8,010)	(5,139)
Repayment of debt and debt redemption premiums	(671,567)	(570,328)	(677,003)
Purchase of 4½% Convertible Senior Notes call option	(40,393)	—	—
Proceeds from issuance of warrants	30,259	—	—
Partial prepayment of put/call obligation	(49)	(49)	(55)
Acquisition of noncontrolling interests	—	—	(7,309)
Dividends paid to noncontrolling interest	(331)	(2,533)	(153)
Common stock dividends paid	(2,465)	(9,831)	(38,076)
Repurchases for tax withholdings on vesting of equity awards	(2,740)	(835)	(2,205)
Net cash provided by financing activities	189,028	106,681	189,409
Effect of exchange rate changes on cash and cash equivalents	17,167	(9,523)	9,274
Net increase (decrease) in cash and cash equivalents	283,567	(7,654)	164
Cash and cash equivalents at beginning of period	96,656	104,310	104,146
Cash and cash equivalents at end of period	$380,223	$96,656	$104,310
Supplemental disclosure of non-cash investing activities:
Deferred sale leaseback advance	$—	$—	$18,285
Completion of deferred sale leaseback	$—	$—	$(74,480)
Aircraft sold for future spare parts and maintenance	$—	$—	$1,228
Aircraft purchased with short-term borrowings	$—	$—	$24,394

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT AND REDEEMABLE NONCONTROLLING INTEREST
(In thousands, except share amounts)

		Total Bristow Group Stockholders’ Investment
	Redeemable Noncontrolling Interest	Common Stock (Shares)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Investment
March 31, 2015	$26,223	34,838,374	$376	$781,837	$1,284,442	$(270,329)	$(184,796)	$7,256	$1,618,786
Issuance of common stock	—	138,369	1	18,784	—	—	—	—	18,785
Acquisition of noncontrolling interest	(5,467)	—	—	552	—	—	—	—	552
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	(55)	(55)
Dividends paid to noncontrolling interest	—	—	—	—	(153)	—	—	—	(153)
Common stock dividends ($1.09 per share)	—	—	—	—	(38,076)	—	—	—	(38,076)
Currency translation adjustments	(1,070)	—	—	—	—	—	—	2,479	2,479
Net income	(5,711)	—	—	—	(72,442)	—	—	1,004	(71,438)
Accretion of noncontrolling interests	1,498	—	—	—	(1,498)	—	—	—	(1,498)
Other comprehensive loss	—	—	—	—	—	(19,490)	—	—	(19,490)
March 31, 2016	15,473	34,976,743	377	801,173	1,172,273	(289,819)	(184,796)	10,684	1,509,892
Issuance of common stock	—	237,248	2	8,822	—	—	—	—	8,824
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	(49)	(49)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(2,533)	(2,533)
Common stock dividends ($0.28 per share)	—	—	—	—	(9,831)	—	—	—	(9,831)
Currency translation adjustments	(1,739)	—	—	—	—	—	—	(3,572)	(3,572)
Net loss	(6,848)	—	—	—	(170,536)	—	—	495	(170,041)
Other comprehensive loss	—	—	—	—	—	(38,458)	—	—	(38,458)
March 31, 2017	6,886	35,213,991	379	809,995	991,906	(328,277)	(184,796)	5,025	1,294,232
Issuance of common stock	—	312,634	3	9,805	—	—	—	—	9,808
Acquisition of noncontrolling interests	(6,121)	—	—	6,121	—	—	—	—	6,121
Reclassification from redeemable noncontrolling interest to noncontrolling interests	(835)	—	—	—	—	—	—	835	835
Equity component of 4½% Convertible Senior Notes issued	—	—	—	36,778	—	—	—	—	36,778
Purchase of 4½% Convertible Senior Notes call option	—	—	—	(40,393)	—	—	—	—	(40,393)
Proceeds from issuance of warrants	—	—	—	30,259	—	—	—	—	30,259
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	(49)	(49)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(331)	(331)
Common stock dividends ($0.07 per share)	—	—	—	—	(2,465)	—	—	—	(2,465)
Currency translation adjustments	4,163	—	—	—	—	—	—	106	106
Net loss	(4,093)	—	—	—	(195,658)	—	—	1,667	(193,991)
Other comprehensive income	—	—	—	—	—	42,183	—	—	42,183
March 31, 2018	$—	35,526,625	$382	$852,565	$793,783	$(286,094)	$(184,796)	$7,253	$1,183,093
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Operations
Bristow Group Inc., a Delaware corporation (together with its consolidated entities, unless the context requires otherwise, “Bristow Group”, the “Company”, “we”, “us”, or “our”), is the leading provider of industrial aviation services to the worldwide offshore energy industry based on the number of aircraft operated. With a fleet of 405 aircraft as of March 31, 2018, including 110 held by unconsolidated affiliates, we and our affiliates conduct major transportation operations in the North Sea, Nigeria and the U.S. Gulf of Mexico, and in most of the other major offshore energy producing regions of the world, including Australia, Brazil, Canada, Russia and Trinidad. We and our affiliates also provide private sector search and rescue (“SAR”) services in Australia, Canada, Norway, Russia, Trinidad and the United States, and public sector SAR services in the U.K. on behalf of the Maritime & Coastguard Agency. Certain of our affiliates also provide regional fixed wing scheduled and charter services in the U.K., Nigeria and Australia.
Basis of Presentation
The consolidated financial statements include the accounts of Bristow Group Inc. and its consolidated entities after elimination of all significant intercompany accounts and transactions. Investments in affiliates in which we have a majority voting interest and entities that meet the criteria of Variable Interest Entities (“VIEs”) of which we are the primary beneficiary are consolidated. See discussion of VIEs in Note 2. We apply the equity method of accounting for investments in entities if we have the ability to exercise significant influence over an entity that (a) does not meet the variable interest entity criteria or (b) meets the variable interest entity criteria, but for which we are not deemed to be the primary beneficiary. We apply the cost method of accounting for investments in other entities if we do not have the ability to exercise significant influence over the unconsolidated affiliate. These investments in private companies are carried at cost and are adjusted only for capital distributions and other-than-temporary declines in value. Dividends from cost method investments are recognized in earnings from unconsolidated affiliates, net of losses, when paid.
Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ended March 31, 2018 is referred to as fiscal year 2018.
Certain reclassifications of prior period information have been made to conform to the presentation of the current period information as a result of an adoption of a required accounting standard. In prior period financial statements, we had included employee taxes paid for withheld shares as a cash flow operating activity. During fiscal year 2018, we have reclassified employee taxes paid for withheld shares to be presented as a cash flow financing activity as a result of the adoption of new accounting standards effective April 1, 2017. These reclassifications had no effect on our consolidated statements of operations or our consolidated balance sheet as previously reported.
 Summary of Significant Accounting Policies
Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Areas where accounting estimates are made by management include:

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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable — Trade and other receivables are stated at net realizable value. We grant short-term credit to our clients, primarily major integrated, national and independent oil and gas companies. We establish allowances for doubtful accounts on a case-by-case basis when a determination is made that the required payment is unlikely to occur. In establishing these allowances, we consider a number of factors, including our historical experience, change in our clients’ financial position and restrictions placed on the conversion of local currency into U.S. dollars, as well as disputes with clients regarding the application of contract provisions to our services. Also included in accounts receivable as of March 31, 2018 is $19.8 million for cash collateralization of letters of credit.
The following table is a rollforward of the allowance for doubtful accounts from non-affiliates (in thousands):

	Fiscal Year Ended March 31,
	2018	2017	2016
Balance – beginning of fiscal year	$4,498	$5,562	$859
Additional allowances	1,463	575	6,638
Write-offs and collections	(2,657)	(1,639)	(1,935)
Balance – end of fiscal year	$3,304	$4,498	$5,562
During fiscal year 2016, the allowance for doubtful accounts for non-affiliates was increased primarily for amounts due from two clients in Nigeria and one client in Australia for which we no longer believed collection was probable.
As of March 31, 2018 and 2017, there were no allowances for doubtful accounts related to accounts receivable due from affiliates.
Inventories — Inventories are stated at the lower of average cost or net realizable value and consist primarily of spare parts. The following table is a rollforward of the allowance related to dormant, obsolete and excess inventory (in thousands):

	Fiscal Year Ended March 31,
	2018	2017	2016
Balance – beginning of fiscal year	$21,514	$27,763	$45,414
Impairment of inventories	—	7,572	5,439
Additional allowances	6,355	1,617	192
Inventory disposed and scrapped	(3,353)	(14,635)	(22,428)
Foreign currency effects	1,514	(803)	(854)
Balance – end of fiscal year	$26,030	$21,514	$27,763
During fiscal years 2018, 2017 and 2016, we increased our inventory allowance by $6.4 million, $1.6 million and $0.2 million, respectively, as a result of our periodic assessment of inventory that was dormant or obsolete within our operational fleet of aircraft. For discussion of impairment of inventories, see Loss on Impairment below. The impairment of inventories is included in loss on impairment and additional allowances are included in direct costs on our consolidated statements of operations.
Prepaid Expenses and Other Current Assets — As of March 31, 2018 and 2017, prepaid expenses and other current assets included the short-term portion of contract acquisition and pre-operating costs totaling $10.8 million and $9.7 million, respectively, related to SAR contracts in the U.K. and two client contracts in Norway. These contract acquisition and pre-operating costs are recoverable under the contracts and are being expensed over the terms of the contracts. During fiscal years 2018 and 2017, we expensed $11.4 million and $16.9 million, respectively, due to the start-up of these contracts and the cancellation of a contract in Australia.
Property and Equipment — Property and equipment are stated at cost. Property and equipment includes construction in progress, primarily consisting of progress payments on aircraft purchases and facility construction, of $67.7 million and $199.3 million as of March 31, 2018 and 2017, respectively. Interest costs applicable to the construction of qualifying assets are capitalized as a component of the cost of such assets.

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
For further details on property and equipment, see Note 3.
Goodwill — Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Goodwill has an indefinite useful life and is not amortized, but is assessed for impairment annually or when events or changes in circumstances indicate that a potential impairment exists.
Goodwill of $19.9 million and $19.8 million as of March 31, 2018 and 2017, respectively, related to our reporting units were as follows (in thousands):

	Europe Caspian	Asia Pacific	Total
March 31, 2016	$10,026	$19,964	$29,990
Foreign currency translation	(1,320)	(166)	(1,486)
Impairments	(8,706)	—	(8,706)
March 31, 2017	—	19,798	19,798
Foreign currency translation	—	109	109
March 31, 2018	$—	$19,907	$19,907

Accumulated goodwill impairment of $50.9 million as of both March 31, 2018 and 2017 related to our reporting units as follows (in thousands):

	Europe Caspian	Africa	Americas	Corporate and other	Total
March 31, 2016	$(25,177)	$(6,179)	$(576)	$(10,223)	$(42,155)
Impairments	(8,706)	—	—	—	(8,706)
March 31, 2017	(33,883)	(6,179)	(576)	(10,223)	(50,861)
Impairments	—	—	—	—	—
March 31, 2018	$(33,883)	$(6,179)	$(576)	$(10,223)	$(50,861)
For further discussion of impairment of goodwill, see Loss on Impairment below.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Intangible Assets — Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values. Intangible assets by type were as follows (in thousands):

	Client contracts	Client relationships	Trade name and trademarks	Internally developed software	Licenses	Total

	Gross Carrying Amount
March 31, 2016	$8,170	$12,779	$5,008	$1,149	$752	$27,858
Foreign currency translation	(1)	(27)	(525)	(87)	(6)	(646)
March 31, 2017	8,169	12,752	4,483	1,062	746	27,212
Foreign currency translation	—	25	395	45	9	474
March 31, 2018	$8,169	$12,777	$4,878	$1,107	$755	$27,686

	Accumulated Amortization
March 31, 2016	$(8,062)	$(10,600)	$(636)	$(480)	$(601)	$(20,379)
Amortization expense	(93)	(471)	(272)	(205)	(56)	(1,097)
March 31, 2017	(8,155)	(11,071)	(908)	(685)	(657)	(21,476)
Amortization expense	(14)	(301)	(305)	(230)	(62)	(912)
March 31, 2018	$(8,169)	$(11,372)	$(1,213)	$(915)	$(719)	$(22,388)

Weighted average remaining contractual life, in years	0.0	4.7	12.0	0.8	0.6	5.8
Future amortization expense of intangible assets for each of the fiscal years ending March 31 are as follows (in thousands):

2019	$780
2020	476
2021	476
2022	476
2023	477
Thereafter	2,613
$5,298
The Bristow Norway and Eastern Airways International Limited (“Eastern Airways”) acquisitions, completed in October 2008 and February 2014, respectively, included in our Europe Caspian region, resulted in intangible assets for client contracts, client relationships, trade names and trademarks, internally developed software and licenses. The Capiteq Limited, operating under the name Airnorth, acquisition completed in January 2015, included in our Asia Pacific region, resulted in intangible assets for client contracts, client relationships and trade name and trademarks. For discussion of impairment of long-lived assets, including purchased intangibles subject to amortization, see Loss on Impairment below.
Other Assets — In addition to the intangible assets discussed above, other assets primarily include deferred tax assets of $42.6 million and $34.8 million as of March 31, 2018 and 2017, respectively, and the long-term portion of contract acquisition and pre-operating costs totaling $50.6 million and $51.1 million as of March 31, 2018 and 2017, respectively, related to SAR contracts in the U.K. and two client contracts in Norway, which are recoverable under the contracts and are being expensed over the life of the contracts.
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
Loss on Impairment
Loss on impairment includes the following (in thousands):

	Fiscal Year Ended March 31,
	2018	2017	2016
Impairment of inventories	$5,717	$7,572	$5,439
Impairment of investment in unconsolidated affiliates	85,683	—	—
Impairment of goodwill	—	8,706	41,579
Impairment of other long-lived assets	—	—	8,086
	$91,400	$16,278	$55,104
For details on our analysis of impairment of inventories, investment in unconsolidated affiliates, goodwill and other long-lived assets, see discussion below.
Inventories — During fiscal years 2018, 2017 and 2016, we recorded impairment charges of $5.7 million, $7.6 million and $5.4 million, respectively, to write-down certain spare parts within inventories to market value. The impairment charges in fiscal year 2018 were recorded to impair inventory used in our training fleet at Bristow Academy, Inc. (“Bristow Academy”) ($1.2 million) and our fixed wing operations at Eastern Airways ($4.5 million) as a result of changes in expected future utilization of aircraft within those operations. These charges were recorded as a direct reduction in the value of spare parts inventories to record them at net realizable value. The impairment charges in fiscal year 2017 were recorded primarily due to a change in estimate of consumption of inventory and the continued decline in the secondary market for inventory resulting from our decision to cease operation of certain older model aircraft within our fleet in fiscal year 2017. The impairment charges in fiscal year 2016 related primarily to spare parts held for a large aircraft model where we decided to accelerate removal from our fleet by the end of fiscal year 2016. As we had intended to operate these model types longer in certain markets, we identified excess inventory that would not be used on our aircraft and therefore needed to be sold or otherwise disposed of. The charges recorded in fiscal years 2017 and 2016 were recorded as additional allowances required against spare parts supporting the specific aircraft model types.
Investment in Unconsolidated Affiliates — We perform regular reviews of each investee’s financial condition, the business outlook for its products and services, and its present and projected results and cash flows. When an investee has experienced consistent declines in financial performance or difficulties raising capital to continue operations, and when we expect the decline to be other-than-temporary, the investment is written down to fair value. Actual results may vary from estimates due to the uncertainty regarding the projected financial performance of investees, the severity and expected duration of declines in value, and the available liquidity in the capital markets to support the continuing operations of the investees in which we have investments. In fiscal year 2018, we recorded an $85.7 million impairment to our investment in Líder Táxi Aéreo S.A. (“Líder”) in our Americas region. For further details, see below. We did not recognize any impairment charges related to our investments in unconsolidated affiliates in fiscal years 2017 and 2016.
We own an approximate 20% voting interest and a 41.9% economic interest in Líder, a provider of helicopter and executive aviation services in Brazil. Líder’s management has significantly decreased their future financial projections as a result of recent tender awards announced by their largest client, Petrobras. This significant decline in future forecasted results, coupled with previous declining financial results, triggered our review of the investment for potential other-than-temporary impairment as of March 31, 2018.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We estimated the fair value of our investment in Líder using a variety of valuation methods, including the income and market approaches. The determination of estimated fair value required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of the investment, such as projected demand for services and rates.
The income approach was based on a discounted cash flow model, which utilized present values of cash flows to estimate fair value. The future cash flows were projected based on estimates of future rates for services, utilization, operating costs, capital requirements, growth rates and terminal values. Forecasted rates and utilization take into account current market conditions and our anticipated business outlook, both of which have been impacted by the adverse changes in the offshore energy business environment from the current downturn. Operating costs were forecasted using a combination of historical average operating costs and expected future costs, including ongoing cost reduction initiatives. Capital requirements in the discounted cash flow model were based on management’s estimates of future capital costs resulting from expected market demand in future periods. The estimated capital requirements included cash outflows for new aircraft, infrastructure and improvements. A terminal period was used to reflect our estimate of stable, perpetual growth. The future cash flows were discounted using a market-participant risk-adjusted weighted average cost of capital (“WACC”). These assumptions were derived from unobservable inputs and reflect management’s judgments and assumptions.
The market approach was based upon the application of price-to-earnings multiples to management’s estimates of future earnings. Management’s earnings estimates were derived from unobservable inputs that require significant estimates, judgments and assumptions as described in the income approach.
For purposes of the Líder impairment test, we calculated the estimated fair value as the weighted average of the values calculated under the income approach and the market approach.
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
During the three months ended September 30, 2015, we noted rapid and significant declines in the market value of our common stock and an overall reduction in expected operating results resulting from the downturn in the oil and gas industry due to reduced crude oil prices. The impact on our results was reflected in an increase in the number of idle aircraft and reduction in forecasted results across our global oil and gas helicopter operations, and was reflected in reduced operating revenue for our business for the three months ended September 30, 2015, when excluding growth from the U.K. SAR contract and the addition of Airnorth. Based on these factors, we concluded that the fair value of our goodwill could have fallen below its carrying value and that an interim period analysis of goodwill was required.
We performed our analysis of goodwill for the following reporting units as of September 30, 2015, with goodwill as reflected below prior to any impairment recorded:
•Bristow Norway, within our Europe Caspian region, which included $12.1 million of goodwill;
•Eastern Airways, within our Europe Caspian region, which included $24.6 million of goodwill;
•Airnorth, within our Asia Pacific region, which included $21.9 million of goodwill;
•Our Africa region, which included $5.9 million of goodwill; and
•Bristow Academy, within Corporate and other, which included $10.2 million of goodwill.
We performed the interim impairment test of goodwill across the reporting units discussed above, noting that the estimated fair values of Eastern Airways, Airnorth and our Africa region exceeded the carrying values. The estimated fair values of Bristow Norway and Bristow Academy were below their carrying values, resulting in an impairment of all of the goodwill for those reporting units of $22.3 million reflected in loss on impairment in our statement of operations during fiscal year 2016. We updated the impairment analysis as of March 31, 2016 for the Eastern Airways, Airnorth and our Africa region. The estimated fair value of Airnorth exceeded the carrying value. The estimated fair value of Eastern Airways and our Africa region was below the carrying value, resulting in an impairment of a portion of the goodwill for Eastern Airways of $13.1 million and all of the goodwill for Africa of $6.2 million reflected in our loss on impairment in our statement of operations during fiscal year 2016.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three months ended December 31, 2016, we noted an overall reduction in expected operating results for Eastern Airways from the continued downturn in the oil and gas market and performed an interim impairment test of goodwill for Eastern Airways. Based on this factor, we concluded that the fair value of our goodwill could have fallen below its carrying value and that an interim period analysis of goodwill was required.
We performed the interim impairment test of goodwill for Eastern Airways as of December 31, 2016, noting that the estimated fair value of Eastern Airways was below its carrying value, resulting in an impairment of all of the remaining goodwill related to Eastern Airways and a loss of $8.7 million reflected in loss on impairment in our statement of operations for fiscal year 2017.
The only remaining goodwill recorded as of March 31, 2018 relates to Airnorth within our Asia Pacific region. We did not have any triggering events to test Airnorth for impairment during fiscal years 2018 or 2017.
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
The income approach was based on a discounted cash flow model, which utilized present values of cash flows to estimate fair value. The future cash flows were projected based on our estimates of future rates for our services, utilization, operating costs, capital requirements, growth rates and terminal values. Forecasted rates and utilization take into account current market conditions and our anticipated business outlook, both of which have been impacted by the adverse changes in the offshore energy business environment from the current downturn. Operating costs were forecasted using a combination of our historical average operating costs and expected future costs, including ongoing cost reduction initiatives. Capital requirements in the discounted cash flow model were based on management’s estimates of future capital costs resulting from expected market demand in future periods. The estimated capital requirements included cash outflows for new aircraft, infrastructure and improvements. A terminal period was used to reflect our estimate of stable, perpetual growth. The future cash flows were discounted using a market-participant risk-adjusted WACC for each of the reporting units individually and in the aggregate. These assumptions were derived from unobservable inputs and reflect management’s judgments and assumptions.
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
During fiscal year 2016, we evaluated the estimated fair value of our reporting units compared to our market capitalization. The aggregate fair values of our reporting units exceeded our market capitalization, and we believe the resulting implied control premium was reasonable based on recent market transactions within our industry or other relevant benchmark data. During fiscal years 2018 and 2017, this calculation was not performed because the reporting unit with goodwill did not represent a significant portion of our business.
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
•declines in anticipated growth rates.
Adverse changes in one or more of these factors could result in additional goodwill impairment in future periods.
Other Long-lived Assets — Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset group to be held and used exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. See discussion of impairment of assets held for sale and property and equipment in Note 3. During fiscal year 2016, we recorded an impairment of our Eastern Airways purchased intangibles in our Europe Caspian region of $8.1 million related to our client relationships. In fiscal year 2016, we noted an overall reduction in expected operating results for Eastern Airways from the continued downturn in the oil and gas market and performed impairment tests of intangibles for Eastern Airways. The fair value of Eastern Airways intangibles was estimated using the income approach. The income approach indicates value for a subject asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required market rate of return that reflects the relative risk of achieving the cash flows and the time value of money.
Other Accrued Liabilities — Other accrued liabilities of $66.0 million and $46.7 million as of March 31, 2018 and 2017, respectively, includes the following (in thousands):

	March 31,
	2018	2017
Accrued lease costs	$11,708	$5,601
Deferred OEM cost recovery (1)	8,082	—
Eastern overdraft liability	8,989	5,829
Accrued property and equipment	4,874	3,546
Deferred gain on sale leasebacks	1,305	1,655
Other operating accruals	31,020	30,048
	$65,978	$46,679
_______________

(1)	See Note 3 for further details on deferred original equipment manufacturer (“OEM”) cost recovery.
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
Prior to the sale on November 1, 2017, Bristow Academy, our helicopter training unit, primarily earned revenue from military training, flight training provided to individual students and ground school courses. We recognized revenue from these sources using the same revenue recognition principles described above as services were provided. We consider revenue to be realized or realizable and earned when the following conditions exist: there is persuasive evidence of an arrangement (generally a contract exists); the services have been performed or delivered to the client or student; the sales price is fixed and determinable; and collection has occurred or is probable.
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
As a result of changes in exchange rates, we recorded foreign currency transaction losses of approximately $2.6 million, $2.9 million and $4.3 million during fiscal years 2018, 2017 and 2016, respectively. Our earnings from unconsolidated affiliates, net of losses, are also affected by the impact of changes in foreign currency exchange rates on the reported results of our unconsolidated affiliates. During fiscal years 2018, 2017 and 2016, earnings from unconsolidated affiliates, net of losses, decreased by $2.0 million, $3.2 million and $22.4 million, respectively, as a result of the impact of changes in foreign currency exchange rates on the earnings of our unconsolidated affiliates, primarily the impact of changes in the Brazilian real to U.S. dollar exchange rate on earnings for our affiliate in Brazil. See further discussion of foreign exchange risks and controls under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” included elsewhere in this Annual Report.
Derivative Financial Instruments — See Note 6 for a discussion of our accounting for derivative financial instruments.
Incentive Compensation — See Note 9 for a discussion of our accounting for incentive compensation arrangements.
Interest Income (Expense), Net — During fiscal years 2018, 2017 and 2016, interest expense, net consisted of the following (in thousands):

	Fiscal Year Ended March 31,
	2018	2017	2016
Interest income	$677	$943	$1,058
Interest expense	(77,737)	(50,862)	(35,186)
Interest expense, net	$(77,060)	$(49,919)	$(34,128)
Other Income (Expense), Net — The amounts for fiscal years 2018, 2017 and 2016 primarily include the foreign currency transaction gains and losses described under “Foreign Currency” above.
Accretion of Redeemable Noncontrolling Interest — Accretion of redeemable noncontrolling interest of $1.5 million for fiscal year 2016 related to put arrangements whereby the noncontrolling interest holders could require us to redeem the remaining shares of Airnorth (prior to repurchasing the remaining 15% of the outstanding shares in November 2015 discussed in Note 2) and Eastern Airways (prior to repurchasing the remaining 40% of the outstanding shares in January 2018 discussed Note 2) at a formula-based amount that is not considered fair value (the “redemption amount”). No accretion of redeemable noncontrolling interest was recorded in fiscal years 2018 or 2017. Redeemable noncontrolling interest was adjusted each period for comprehensive income, dividends attributable to the noncontrolling interest and changes in ownership interest, if any, such that the noncontrolling interest represented the proportionate share of Airnorth’s and Eastern Airways’ equity (the “carrying value”). Additionally, at each period end we were required to compare the redemption amount to the carrying value of the redeemable noncontrolling interest and record the redeemable noncontrolling interest at the higher of the two amounts, with a corresponding charge or credit directly to retained earnings. While this charge or credit did not impact net income (loss), it did result in a reduction or increase of income (loss) available to common shareholders in the calculation of earnings (loss) per share. In November 2015, we purchased the remaining 15% of the outstanding shares of Airnorth for A$7.3 million ($5.3 million) resulting in a reduction of $5.5 million to redeemable noncontrolling interest and an increase of $2.6 million to additional paid-in capital on our consolidated balance sheet. In January 2018, we acquired the remaining 40% of the outstanding shares of Eastern Airways for nominal consideration, resulting in a reduction of $6.1 million to redeemable noncontrolling interest and a corresponding increase to additional paid-in capital on our consolidated balance sheet.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements
We consider the applicability and impact of all accounting standard updates (“ASUs”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued accounting guidance on revenue recognition for revenue from contracts with customers. The core principle of the new standard is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services through a five-step model. The new standard also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and the related cash flows arising from contracts with customers. This new standard is effective for the Company beginning on April 1, 2018. The standard is required to be adopted using either the full retrospective approach, with all prior periods presented adjusted, or the modified retrospective approach, with a cumulative adjustment to retained earnings on the balance sheet. We adopted this standard on April 1, 2018, utilizing the modified retrospective method. Under the modified retrospective method of adoption, prior year reported results are not recast; however, a cumulative-effect adjustment to retained earnings at April 1, 2018 is recorded, if applicable. In addition, quarterly disclosures will include comparative information for fiscal year 2018 financial statement line items under current guidance. To the extent applicable, upon adoption, we may be required to comply with expanded disclosure requirements, including the disaggregation of revenues to depict the nature and uncertainty of types of revenues, contract assets and liabilities, performance obligations, significant judgments and estimates affecting the amount and timing of revenue recognition, and determination of transaction prices. The adoption of this guidance did not result in a cumulative-effect adjustment on April 1, 2018.
In November 2015, the FASB issued accounting guidance that changed how deferred taxes are classified on an entity’s balance sheet. The accounting guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and early adoption is permitted. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively. If applied prospectively, entities are required to include a statement that prior periods were not retrospectively adjusted. If applied retrospectively, entities are also required to include quantitative information about the effects of the change on prior periods. We adopted this accounting guidance using the prospective adjustment option effective April 1, 2017 and prior periods were not retrospectively adjusted. As of March 31, 2017, we had $0.1 million in current deferred taxes and $0.8 million in current deferred liabilities that were reclassified to noncurrent upon adoption of this accounting guidance.
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
In March 2016, the FASB issued accounting guidance related to accounting for employee share-based payments. The accounting guidance is intended to simplify several aspects of accounting for share-based payment award transactions including income tax consequences, classification of awards as either equity or liabilities and classification on the statements of cash flows. This accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and early adoption is permitted. We adopted this standard effective April 1, 2017. The requirements related to the tax consequences of share-based payments were applied prospectively and resulted in $1.8 million recorded as an increase to the income tax provision during fiscal year 2018. We elected to record forfeitures of share-based awards based on actual forfeitures, which did not have a material effect on our financial statements. The provisions related to the presentation of excess tax benefits on the statements of cash flows did not impact our financial statements as there was no excess tax benefit recorded for the periods presented. The provisions related to presenting employee taxes paid for withheld shares as a cash flow financing activity required us to revise our prior period consolidated statement of cash flows by $0.8 million and $2.2 million with a decrease in net cash used in operating activities and a corresponding decrease in net cash provided by financing activities for fiscal years 2017 and 2016, respectively. None of the other provisions of the pronouncement had a material effect on our financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 2016, the FASB issued accounting guidance related to current and deferred income taxes for intra-entity transfer of assets other than inventory. This accounting guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and eliminates the exception for an intra-entity transfer of assets other than inventory. This accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. We have not yet adopted this accounting guidance and are currently evaluating the effect this accounting guidance will have on our financial statements.
In January 2017, the FASB issued accounting guidance which clarifies the definition of a business with the objective of adding guidance to assist in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The amendment provides criteria for determining when a transaction involves the acquisition of a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, then the transaction does not involve the acquisition of a business. If the criteria are not met, then the amendment requires that to be considered a business, the operation must include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The guidance may reduce the number of transactions accounted for as business acquisitions. This accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. The amendments should be applied prospectively, and no disclosures are required at the effective date. We have not yet adopted this accounting guidance.
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
In May 2017, the FASB issued accounting guidance on determining which changes to the terms or conditions of share-based payment awards require an entity to apply modification accounting. This pronouncement is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017, with early adoption permitted, and is applied prospectively to changes in terms or conditions of awards occurring on or after the adoption date. We have not yet adopted this accounting guidance and are currently evaluating the effect this accounting guidance will have on our financial statements.
In August 2017, the FASB issued new accounting guidance on derivatives and hedging, which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The two primary benefits resulting from these changes include the removal of the requirement to separately measure and report ineffectiveness and the ability to perform ongoing effectiveness assessments on a qualitative basis. This accounting guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, with earlier adoption permitted. We adopted this accounting guidance in fiscal year 2018. Since there were no active hedge accounting relationships as of the adoption date, there were no adjusting entries required to adjust on a modified retrospective basis.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2018, the FASB issued new accounting guidance on income statement reporting of comprehensive income, specifically pertaining to reclassification of certain tax effects from accumulated other comprehensive income. This pronouncement is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2018, with early adoption permitted, and is applied prospectively to changes in terms or conditions of awards occurring on or after the adoption date. We have not yet adopted this accounting guidance and are currently evaluating the effect this accounting guidance will have on our financial statements.
In March 2018, the FASB issued new accounting guidance to expand income tax accounting and disclosure guidance on accounting for the income tax effects of tax legislation commonly known as the Tax Cuts and Jobs Act (the “Act”) and among other things allows for a measurement period not to exceed one year for companies to finalize the provisional amounts recorded. We adopted this accounting guidance in fiscal year 2018. See Note 8 for further details.
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
As of March 31, 2018, we had interests in four VIEs of which we are the primary beneficiary, which are described below, and had no interests in VIEs of which we are not the primary beneficiary.
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
In addition to our ownership of 49% of Bristow Aviation’s outstanding ordinary shares, in May 2004, we acquired eight million shares of deferred stock, essentially a subordinated class of stock with no voting rights, from Bristow Aviation for £1 per share ($14.4 million in total). We also have £91.0 million ($127.7 million) principal amount of subordinated unsecured loan stock (debt) of Bristow Aviation bearing interest at an annual rate of 13.5% and payable semi-annually. Payment of interest on such debt has been deferred since its incurrence in 1996. Deferred interest accrues at an annual rate of 13.5% and aggregated $2.1 billion as of March 31, 2018.
The Company, Caledonia, the E.U. Investor and Bristow Aviation have entered into a shareholder agreement respecting, among other things, the composition of the board of directors of Bristow Aviation. On matters coming before Bristow Aviation’s board, Caledonia’s representatives have a total of three votes and the two other directors have one vote each. In addition, Caledonia has the right to nominate two persons to our board of directors and to replace any such directors so nominated, provided that Caledonia owns (1) at least 1,000,000 shares of common stock of the Company or (2) at least 49% of the total outstanding shares of Bristow Aviation.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Furthermore, the call option provides a mechanism whereby the economic risk for the other investors is limited should the financial condition of Bristow Aviation deteriorate. The call option price is the nominal value of the ordinary shares held by the noncontrolling shareholders (£1.0 million as of March 31, 2018) plus an annual guaranteed rate of return less any prepayments of such call option price and any dividends paid on the shares concerned. We can elect to pre-pay the guaranteed return element of the call option price wholly or in part without exercising the call option. No dividends have been paid by Bristow Aviation. We have accrued the annual return due to the other shareholders at a rate of sterling LIBOR plus 3% (prior to May 2004, the rate was fixed at 12%) by recognizing noncontrolling interest expense on our consolidated statements of operations, with a corresponding increase in noncontrolling interest on our consolidated balance sheets. Prepayments of the guaranteed return element of the call option are reflected as a reduction in noncontrolling interest on our consolidated balance sheets. The other investors have an option to put their shares in Bristow Aviation to us. The put option price is calculated in the same way as the call option price except that the guaranteed rate for the period to April 2004 was 10% per annum. If the put option is exercised, any pre-payments of the call option price are set off against the put option price.
Changes in the balance for the noncontrolling interest associated with Bristow Aviation are as follows (in thousands):

	Fiscal Year Ended March 31,
	2018	2017	2016
Balance – beginning of fiscal year	$1,226	$1,410	$1,457
Payments to noncontrolling interest shareholders	(49)	(49)	(55)
Noncontrolling interest expense	50	50	55
Currency translation	131	(185)	(47)
Balance – end of fiscal year	$1,358	$1,226	$1,410

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

	March 31,
	2018	2017
Assets
Cash and cash equivalents	$90,788	$92,409
Accounts receivable	256,735	222,560
Inventories	98,314	90,190
Prepaid expenses and other current assets	38,665	50,016
Total current assets	484,502	455,175
Investment in unconsolidated affiliates	3,608	3,513
Property and equipment, net	327,440	306,831
Goodwill	19,907	19,798
Other assets	231,884	203,228
Total assets	$1,067,341	$988,545
Liabilities
Accounts payable	$292,893	$146,841
Accrued liabilities	140,733	122,130
Accrued interest	2,130,433	1,891,305
Current maturities of long-term debt	23,125	18,578
Total current liabilities	2,587,184	2,178,854
Long-term debt, less current maturities	479,571	501,782
Accrued pension liabilities	37,034	61,647
Other liabilities and deferred credits	7,342	8,138
Deferred taxes	26,252	20,264
Redeemable noncontrolling interest	—	6,886
Total liabilities	$3,137,383	$2,777,571

	Fiscal Year Ended March 31,
	2018	2017	2016
Revenue	$1,241,223	$1,209,019	$1,441,834
Operating loss	(65,254)	(80,542)	(57,780)
Net loss	(322,752)	(279,159)	(279,309)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bristow Helicopters Nigeria Ltd. — Bristow Helicopters Nigeria Ltd. (“BHNL”) is a joint venture in Nigeria in which Bristow Helicopters owns a 48% interest, a Nigerian company owned 100% by Nigerian employees owns a 50% interest and an employee trust fund owns the remaining 2% interest as of March 31, 2018. BHNL provides industrial aviation services to clients in Nigeria.
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
Other Significant Affiliates — Consolidated
In addition to the VIEs discussed above, we consolidate the entities described below, which were less than 100% owned during fiscal years 2018, 2017 and/or 2016.
Airnorth — As of March 31, 2018, Bristow Helicopters Australia Pty Ltd. (“Bristow Helicopters Australia”) had a 100% interest in Airnorth, a regional fixed wing operator based in Darwin, Northern Territory, Australia with both scheduled and charter services that focus primarily on the energy and mining industries in northern and western Australia as well as international service to Dili, Timor-Leste. Airnorth’s fleet consists of 14 aircraft and its customer base includes many energy companies to which Bristow Group provides helicopter transportation services. In January 2015, Bristow Helicopters Australia acquired an 85% interest in Airnorth, for cash of A$30.3 million ($24.0 million). In November 2015, we purchased the remaining 15% of the outstanding shares of Airnorth for A$7.3 million ($5.3 million) resulting in a reduction of $5.5 million to redeemable noncontrolling interests and an increase of $2.6 million to additional paid-in capital on our consolidated balance sheet. The terms of the purchase agreement for Airnorth included a potential earn out consideration of up to A$17.0 million ($13.0 million) to be paid over four years based in part on the achievement of specified financial performance thresholds and continued employment by the selling shareholders. A portion of the first year earn-out payment of $1.5 million was paid during fiscal year 2016 as Airnorth achieved agreed performance targets. Airnorth did not achieve the performance targets for the second year earn-out payment. In addition, we entered into an agreement with the other shareholders of Capiteq Limited that granted us the right after six months to buy all of their shares (and granted them the right after three years to require us to buy all of their shares) and included transfer restrictions and other customary provisions.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Changes in the balance for the redeemable noncontrolling interest related to Airnorth are as follows (in thousands):

Balance as of March 31, 2015	$3,339
Noncontrolling interest expense	788
Accretion of noncontrolling interest	1,498
Currency translation	(158)
Acquisition of remaining 15% of Airnorth	(5,467)
Balance as of March 31, 2016	$—
Eastern Airways — As of March 31, 2018, Bristow Helicopters had a 100% interest in Eastern Airways, a regional fixed wing operator based at Humberside Airport located in North Lincolnshire, England with both charter and scheduled services targeting U.K oil and gas industry transportation. In February 2014, Bristow Helicopters acquired a 60% interest in Eastern Airways. In January 2018, Bristow Helicopters acquired the remaining 40% of the outstanding shares of Eastern Airways for nominal consideration. Eastern Airways operates 34 fixed wing aircraft and provides technical support for two fixed wing aircraft. The terms of the purchase agreement for Eastern Airways included potential earn-out consideration of up to £6 million ($7.5 million) to be paid over a three-year period based on the achievement of specified financial performance thresholds through March 31, 2017. None of the earn-out targets were achieved. In addition, Bristow Helicopters entered into agreements with the other shareholders of Eastern Airways that grant Bristow Helicopters the right to buy all of the Eastern Airways shares (and grant them the right after seven years to require Bristow Helicopters to buy all of their shares) and include transfer restrictions and other customary provisions.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The noncontrolling interest was adjusted each period for comprehensive income and dividends attributable to the noncontrolling interest and changes in Bristow Helicopters’ ownership interest in Eastern Airways, if any. An additional adjustment to the carrying value of the noncontrolling interest may be required if the Eastern Redemption Value exceeds the current carrying value. Changes in the carrying value of the noncontrolling interest related to a change in the Eastern Redemption Value were recorded against permanent equity and did not affect net income. While there was no impact on net income, the redeemable noncontrolling interest impacted our calculation of earnings per share. Utilizing the two-class method, we adjusted the numerator of the earnings per share calculation to reflect the changes in the excess, if any, of the Eastern Redemption Value over the greater of (1) the noncontrolling interest carrying amount or (2) the fair value of the noncontrolling interest on a quarterly basis.
Changes in the balance for the redeemable noncontrolling interest related to Eastern Airways are as follows (in thousands):

Balance as of March 31, 2015	$22,885
Noncontrolling interest expense	(6,499)
Currency translation	(913)
Balance as of March 31, 2016	15,473
Noncontrolling interest expense	(6,848)
Currency translation	(1,739)
Balance as of March 31, 2017	6,886
Noncontrolling interest expense	(4,093)
Currency translation	4,163
Acquisition of remaining 40% of Eastern Airways	(6,121)
Reclassification to noncontrolling interest	(835)
Balance as of March 31, 2018	$—
Prior to our acquisition of the remaining 40% outstanding shares in fiscal year 2018, Eastern Airways was consolidated based on the rights to manage the day-to-day operations of the company which were granted under a shareholders’ agreement and our ability to buy all of their Eastern Airways shares under a put/call agreement.
Aviashelf — Bristow Aviation has an indirect 48.5% interest in Aviashelf Aviation Co. (“Aviashelf”), a Russian helicopter company. Additionally, we own 60% of two U.K. joint venture companies, Bristow Helicopters Leasing Ltd. and Sakhalin Bristow Air Services Ltd. These two U.K. companies lease aircraft to Aviashelf which holds the client contracts for our Russian operations. Aviashelf is consolidated based on the ability of certain consolidated subsidiaries of Bristow Aviation to control the vote on a majority of the shares of Aviashelf, rights to manage the day to day operations of the company which were granted under a shareholders’ agreement, and our ability to acquire an additional 8.5% interest in Aviashelf under a put/call option agreement.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Significant Affiliates — Unconsolidated
We have investments in other significant unconsolidated affiliates as described below.
Cougar — We own a 25% voting interest and a 40% economic interest in Cougar Helicopters Inc. (“Cougar”), the largest offshore energy and SAR helicopter service provider in Canada. Cougar’s operations are primarily focused on serving the offshore oil and gas industry off Canada’s Atlantic coast and in the Arctic. Cougar operates eight helicopters leased from us on a long-term basis. We also lease maintenance and SAR facilities located in St. John’s, Newfoundland and Labrador and Halifax, Nova Scotia to Cougar on a long-term basis. The terms of the purchase agreement for Cougar include a potential earn-out of $40 million payable over three years based on Cougar achieving certain agreed performance targets. The first year and second year earn-out payments of $6.0 million and $8.0 million were paid in March 2014 and April 2015, respectively, as Cougar achieved agreed performance targets. The third year earn-out was achieved as Cougar achieved agreed performance targets of which $10 million was paid in April 2016 and $16 million was paid in April 2017. The fair value of the earn-out was $16.0 million as of March 31, 2017 and is included in short-term borrowings and current maturities of long-term debt on our consolidated balance sheet. The investment in Cougar is accounted for under the equity method. As of March 31, 2018 and 2017, the investment in Cougar was $54.0 million and $56.9 million, respectively, and is included on our consolidated balance sheets in investment in unconsolidated affiliates. Due to timing differences in our financial reporting requirements, we record our share of Cougar’s financial results in earnings from unconsolidated affiliates on a three-month delay. Additionally, we have leased aircraft from VIH Aviation Group, which is a related party due to common owners of Cougar, and paid lease fees of $19.3 million, $12.5 million and $6.5 million in fiscal years 2018, 2017 and 2016, respectively. Additionally, we paid $0.5 million and $2.6 million in fiscal years 2017 and 2016, respectively, to VIH Aerospace Inc., another related party with common owners of Cougar, for SAR and other equipment. In July 2016 we began leasing a facility in Galliano, Louisiana from VIH Helicopters USA, Inc., another related party with common owners of Cougar, and paid $0.2 million and $0.1 million in lease fees during fiscal years 2018 and 2017, respectively.
Líder — We own an approximate 20% voting interest and a 41.9% economic interest in Líder, a provider of helicopter and executive aviation services in Brazil. Líder’s fleet has 41 helicopters and 20 fixed wing aircraft (including owned and managed aircraft). The investment in Líder is accounted for under the equity method. As of March 31, 2018 and 2017, the investment in Líder was $62.3 million and $143.5 million, respectively, and is included in our consolidated balance sheets in investment in unconsolidated affiliates. As discussed in Note 1, we recorded an $85.7 million impairment to our investment in Líder in fiscal year 2018.
PAS — We have a 25% interest in Petroleum Air Services (“PAS”), an Egyptian corporation that provides helicopter and fixed wing transportation to the offshore energy industry in Egypt. Additionally, spare fixed wing capacity is chartered to tourism operators. PAS owns 48 aircraft. PAS is accounted for under the cost method as we are unable to exert significant influence over its operations.
Other — Historically, in addition to the expansion of our business through purchases of new and used aircraft, we have also established new joint ventures with local partners or purchased significant ownership interests in companies with ongoing helicopter operations, particularly in countries where we have no operations or our operations are limited in scope, and we continue to evaluate similar opportunities which could enhance our operations. Where we believe that it is probable that an equity method investment will result, the costs associated with such investment evaluations are deferred and included in investment in unconsolidated affiliates on the consolidated balance sheets. For each investment evaluated, an impairment of deferred costs is recognized in the period in which we determine that it is no longer probable an equity method investment will result. As of March 31, 2018 and 2017, we had no amounts in investment in unconsolidated affiliates in the process of being evaluated.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our percentage of economic ownership and investment balances for the unconsolidated affiliates are as follows:

	March 31,
	2018	2017	2018	2017

			(In thousands)
Cost Method:
PAS	25%	25%	$6,286	$6,286
Equity Method:
Cougar (1)	40%	40%	54,009	56,885
Líder (1)	41.9%	41.9%	62,267	143,477
Other			3,608	3,514
Total			$126,170	$210,162
 _______________

(1)	We had a 25% voting interest in Cougar and an approximate 20% voting interest in Líder as of March 31, 2018 and 2017.
Earnings from unconsolidated affiliates were as follows (in thousands):

	Fiscal Year Ended March 31,
	2018	2017	2016
Dividends from entities accounted for under the cost method:
PAS	$2,518	$2,068	$2,068
Earnings, net of losses, from entities accounted for under the equity method:
Cougar	(2,877)	(2,857)	(2,001)
Líder	7,179	8,064	(116)
Other	(82)	(330)	310
	4,220	4,877	(1,807)
Total	$6,738	$6,945	$261
We received $0.4 million, $0.4 million and $0.8 million of dividends from our investments accounted for under the equity method during fiscal years 2018, 2017 and 2016, respectively.
A summary of combined financial information of our unconsolidated affiliates accounted for under the equity method is set forth below (in thousands):

	March 31,
	2018	2017

	(Unaudited)
Current assets	$221,169	$248,998
Non-current assets	293,409	310,975
Total assets	$514,578	$559,973
Current liabilities	$131,664	$127,292
Non-current liabilities	188,822	244,978
Equity	194,092	187,703
Total liabilities and equity	$514,578	$559,973

	Fiscal Year Ended March 31,
	2018	2017	2016

	(Unaudited)
Revenue	$298,731	$327,351	$368,586
Gross profit	$46,717	$50,371	$60,873
Net income	$13,285	$14,581	$21,871

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — PROPERTY AND EQUIPMENT, ASSETS HELD FOR SALE AND OEM COST RECOVERIES
During fiscal years 2018, 2017 and 2016, we made capital expenditures as follows:

	Fiscal Year Ended March 31,
	2018	2017	2016
Number of aircraft delivered:
Medium	5	5	1
Large	—	—	3
SAR aircraft	—	4	4
Total aircraft (1)	5	9	8

Capital expenditures (in thousands):
Aircraft and related equipment (2)	$32,418	$127,447	$285,530
Other	13,869	7,663	86,845
Total capital expenditures	$46,287	$135,110	$372,375
_______________

(1)
During fiscal year 2016, we took delivery of two aircraft that were purchased using short-term debt borrowings for the final payments of the aircraft. As of March 31, 2017, the short-term borrowings for these aircraft have been paid.

(2)	During fiscal years 2018, 2017 and 2016, we spent $2.3 million, $71.4 million and $202.7 million, respectively, on progress payments for aircraft to be delivered in future periods.
The following table presents details on the aircraft sold or disposed of and impairments on assets held for sale during fiscal years 2018, 2017 and 2016:

	Fiscal Year Ended March 31,
	2018	2017	2016

	(In thousands, except for number of aircraft)

Number of aircraft sold or disposed of (1)	11	14	35
Proceeds from sale or disposal of assets (1)	$48,740	$18,471	$60,035
Loss from sale or disposal of assets	$1,742	$2,049	$1,122

Number of aircraft impaired	8	14	16
Impairment charges on aircraft held for sale (2)	$15,853	$12,450	$29,571
_______________

(1)
During fiscal year 2016, three of these aircraft were sold and leased back and we received $29.2 million in proceeds for the aircraft. We did not enter into any sale leasebacks during fiscal years 2017 and 2018.

(2)	Includes $6.5 million impairment of the Bristow Academy disposal group for fiscal year 2018.
In addition to capital expenditures and sale or disposal of assets, the following items impacted property and equipment during fiscal year 2018:

•	We transferred 4 aircraft to held for sale and reduced property and equipment by $9.3 million.
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
During fiscal years 2018, 2017 and 2016, we saw a deterioration in market sales for aircraft resulting mostly from an increase in idle aircraft and reduced demand across the offshore energy market. While other markets exist for certain aircraft model types, including utility, firefighting, government, VIP transportation and tourism, the market for certain model type aircraft slowed. As a result of these market changes, changes in estimated salvage values of our fleet of operational aircraft and other changes in the timing of exiting certain aircraft from our operations, we recorded impairments and additional depreciation expense discussed above. For further details, see Note 1 for a discussion on impairments of property and equipment.
Assets Held for Sale
Assets held for sale are classified as current assets on our consolidated balance sheets and recorded at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. As of March 31, 2018 and 2017, we had 11 and 20 aircraft, for $30.3 million and $38.2 million, classified as held for sale, respectively. We intend to sell or otherwise dispose of these assets during the next fiscal year. As presented in the table above, we recorded impairment charges of $15.9 million, $12.5 million and $29.6 million to reduce the carrying value of eight, 14 and 16 aircraft held for sale during fiscal years 2018, 2017 and 2016, respectively. These impairment charges were included in loss on disposal of assets in the consolidated statements of operations.
The impairment charges recorded on held for sale aircraft during fiscal years 2018, 2017 and 2016 related primarily to older model aircraft types our management decided to dispose of earlier than originally anticipated in addition to the impact of changes in expected sales prices in the aircraft aftermarket resulting from the oil and gas market downturn.
On November 1, 2017, we sold our 100% interest in Bristow Academy, including all of its aircraft, for a minimum of $1.5 million to be received over a maximum of four years with potential additional consideration based on Bristow Academy’s financial performance. The sale of this non-core business resulted in total charges recorded in the fiscal year 2018 of $7.2 million, which resulted from the combined loss on the sale and related impairment of assets included in loss on disposal of assets on our consolidated statement of operations. Bristow Academy is included in Corporate and other in Note 11.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

OEM Cost Recoveries
During fiscal year 2018, we reached agreements with OEMs to recover $136.0 million related to ongoing aircraft issues, of which $125.0 million was realized and resulted in an increase in cash. To reflect the amount realized from these OEM cost recoveries during fiscal year 2018, we recorded a $94.5 million decrease in the carrying value of certain aircraft in our fleet through a decrease in property and equipment – at cost, reduced rent expense by $16.6 million and recorded a deferred liability of $13.9 million, included in other accrued liabilities and other liabilities and deferred credits, related to a reduction in rent expense to be recorded in future periods. We determined the realized portion of the cost recoveries related to a long-term performance issue with the aircraft, requiring a reduction of carrying value for owned aircraft and a reduction in rent expense for leased aircraft. For the owned aircraft, we have allocated the $94.5 million as a reduction in carrying value by reducing the historical acquisition value of each affected aircraft on a pro-rata basis utilizing the historical acquisition value of the aircraft. We revised our salvage values for each affected aircraft by reducing the historical acquisition value by the applicable amount and applying our stated salvage value percentage for owned aircraft of 50%. In accordance with accounting standards, we will recognize the change in depreciation due to the reduction in carrying value and revision of salvage values on a prospective basis over the remaining life of the aircraft. This will result in a reduction of depreciation expense of $8.5 million during fiscal year 2019, $8.4 million during fiscal year 2020, $5.6 million during fiscal year 2021 and $21.3 million during fiscal year 2022 and beyond. For the leased aircraft, we will recognize the remaining deferred liability of $13.9 million as a reduction in rent expense prospectively on a straight-line basis over the remaining lease terms. This will result in a reduction to rent expense of $7.9 million during fiscal year 2019, $4.0 million during fiscal year 2020 and $2.0 million during fiscal year 2021.
During May 2018, we realized the remaining $11.0 million in OEM cost recoveries by agreeing to net certain amounts previously accrued for aircraft leases and capital expenditures against those recoveries. We expect to realize the $11.0 million recovery in earnings during fiscal year 2019 as follows: $7.6 million increase in revenue and $1.1 million decrease in direct cost in the first quarter, $1.0 million decrease in direct cost in the second quarter, $1.0 million decrease in direct cost in the third quarter and $0.3 million decrease in direct cost in the fourth quarter. The increase in revenue relates to compensation for lost revenue in prior periods from the late delivery of aircraft and the decreases in direct cost over fiscal year 2019 relate to prior costs we have incurred and future costs we expect to incur that we have recovered from the OEM.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — DEBT
Debt as of March 31, 2018 and 2017 consisted of the following (in thousands):

	March 31,
	2018	2017
8.75% Senior Secured Notes	$346,610	$—
4½% Convertible Senior Notes	107,397	—
6¼% Senior Notes	401,535	401,535
Term Loan	—	261,907
Term Loan Credit Facility	—	45,900
Revolving Credit Facility	—	139,100
Lombard Debt	211,087	196,832
Macquarie Debt	185,028	200,000
PK Air Debt	230,000	—
Airnorth Debt	13,832	16,471
Eastern Airways Debt	14,519	15,326
Other Debt	3,991	16,293
Unamortized debt issuance costs	(27,465)	(11,345)
Total debt	1,486,534	1,282,019
Less short-term borrowings and current maturities of long-term debt	(56,700)	(131,063)
Total long-term debt	$1,429,834	$1,150,956
ABL Facility — On April 17, 2018, two of our subsidiaries entered into a new asset-backed revolving credit facility (the “ABL Facility”), which provides for commitments in an aggregate amount of $75 million, with a portion allocated to each borrower subsidiary, subject to an availability block of $15 million and a borrowing base calculated by reference to eligible accounts receivable. The maximum amount of the ABL Facility may be increased from time to time to a total of as much as $100 million, subject to the satisfaction of certain conditions, and any such increase would be allocated among the borrower subsidiaries. The ABL Facility matures in five years, subject to certain early maturity triggers related to maturity of other material debt or a change of control of the Company. Amounts borrowed under the ABL Facility are secured by certain accounts receivable owing to the borrower subsidiaries and the deposit accounts into which payments on such accounts receivable are deposited.
8.75% Senior Secured Notes — On March 6, 2018, we issued and sold $350 million of 8.75% Senior Secured Notes due 2023 (the “8.75% Senior Secured Notes”), in a private offering to eligible purchasers pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, for proceeds of $346.6 million and simultaneously entered into an indenture (the “Indenture”) with U.S. Bank National Association, as trustee and as collateral agent. The 8.75% Senior Secured Notes were initially fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by certain of our U.S. subsidiaries (the “Guarantor Subsidiaries”) and will be secured by first priority security interests on substantially all of the tangible and intangible personal property of Bristow Group Inc. and the Guarantor Subsidiaries (other than certain excluded assets) (the “Collateral”) as collateral security for their obligations under the 8.75% Senior Secured Notes, subject to certain permitted encumbrances and exceptions. Certain of the security interests were granted in connection with the execution and delivery of the Indenture, while security interests anticipated to cover approximately 77 aircraft will be granted within the periods described in the Indenture.
The 8.75% Senior Secured Notes bear interest at a rate of 8.75% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2018. The 8.75% Senior Secured Notes will mature on March 1, 2023, subject to earlier mandatory redemption if more than $125 million principal amount of the 6¼% Senior Notes due 2022 (the “6¼% Senior Notes”) plus the principal amount of any indebtedness incurred to refinance the 6¼% Senior Notes that matures or is required to be repaid prior to June 1, 2023 remains outstanding as of June 30, 2022. We may redeem all or a portion of the 8.75% Senior Secured Notes at any time on or after March 1, 2020 at the applicable redemption price, plus accrued and unpaid interest, if any, to the redemption date. At any time prior to March 1, 2020, we may redeem all or a portion of the 8.75% Senior Secured Notes at a price equal to 100% of the principal amount of 8.75% Senior Secured Notes to be redeemed plus a “make-whole” premium, plus accrued and unpaid interest, if any, to the redemption date. In addition, on one or more occasions, on or prior to March 1, 2020, we may redeem up to 35% of the aggregate principal amount of the 8.75% Senior Secured Notes at a redemption price equal to 108.75% of the principal amount of the 8.75% Senior Secured Notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date, with an amount of cash not greater than the net cash proceeds of certain qualified equity offerings by us.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Indenture contains customary covenants that, among other things, limit our ability to incur additional liens or financial indebtedness and to sell or otherwise transfer the Collateral, including the pledged aircraft. The Indenture also contains customary events of default. If an event of default occurs and is continuing, the Trustee or the holders of at least 25% in principal amount of the then outstanding 8.75% Senior Secured Notes may declare the unpaid principal of, and any premium and accrued and unpaid interest on, all the 8.75% Senior Secured Notes then outstanding to be due and payable immediately. In case of certain events of bankruptcy, insolvency or reorganization with respect to Bristow Group Inc., any Guarantor Subsidiary or any significant subsidiary, all of the principal of and accrued and unpaid interest on the 8.75% Senior Secured Notes will automatically become due and payable. Upon a change of control (as defined in the Indenture), we will be required to make an offer to repurchase all or any part of each 8.75% Senior Secured Notes at an offer price in cash equal to 101% of the aggregate principal amount, plus accrued and unpaid interest, if any, to the date of repurchase.
The proceeds of the 8.75% Senior Secured Notes were used, among other things, to repay the remaining obligations of the $350 million term loan (the “Term Loan”) discussed below, to cash collateralize certain outstanding letters of credit existing under the $400 million revolving credit facility with a subfacility of $50 million for letters of credit (the “Revolving Credit Facility”) discussed below and for general corporate purposes.
4½% Convertible Senior Notes — On December 18, 2017, we issued and sold $143.8 million of 4½% Convertible Senior Notes due 2023 (the “4½% Convertible Senior Notes”). The 4½% Convertible Senior Notes are our unsecured senior obligations and are jointly and severally guaranteed on a senior unsecured basis by the Guarantor Subsidiaries. The 4½% Convertible Senior Notes bear interest at a rate of 4.50% per year and interest is payable on June 1 and December 1 of each year, beginning on June 1, 2018. The 4½% Convertible Senior Notes mature on June 1, 2023 and may not be redeemed by us prior to maturity.
The 4½% Convertible Senior Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. We have initially elected combination settlement. The initial conversion price of the 4½% Convertible Senior Notes is approximately $15.64 (subject to adjustment in certain circumstances), based on the initial conversion rate of 63.9488 common shares per $1,000 principal amount of 4½% Convertible Senior Notes. Prior to December 1, 2022, the 4½% Convertible Senior Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, until the close of business on the second scheduled trading day immediately preceding the maturity date. The 4½% Convertible Senior Notes are senior unsecured obligations. As of March 31, 2018, the if-converted value of the 4½% Convertible Senior Notes did not exceed the principal balance.
The proceeds of the 4½% Convertible Senior Notes were used to repay $89.6 million of the Term Loan as discussed below and to pay the $10.1 million cost of the convertible note hedge transaction described below, with the remainder available for general corporate purposes.
Accounting standards require that convertible debt which may be settled in cash upon conversion (including partial cash settlement) be accounted for with a liability component based on the fair value of similar nonconvertible debt and an equity component based on the excess of the initial proceeds from the convertible debt over the liability component. Such excess represents proceeds related to the conversion option and is recorded as additional paid-in capital. The liability is recorded at a discount, which is then amortized as additional non-cash interest expense over the term of the 4½% Convertible Senior Notes. The balances of the debt and equity components of the 4½% Convertible Senior Notes as of March 31, 2018 are as follows (in thousands):

Equity component - net carrying value (1)	$36,778
Debt component:
Face amount due at maturity	$143,750
Unamortized discount	(36,353)
Debt component - net carrying value	$107,397
_____________
(1) Net of equity issuance costs of $1.0 million.
The remaining debt discount is being amortized to interest expense over the term of the 4½% Convertible Senior Notes using the effective interest rate. The effective interest rate for the fiscal year 2018 was 11.0%. Interest expense related to our 4½% Convertible Senior Notes for fiscal year 2018 was as follows (in thousands):

Contractual coupon interest	$1,851
Amortization of debt discount	1,454
Total interest expense	$3,305

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Note Call Spread Overlay — Concurrent with the issuance of the 4½% Convertible Senior Notes, we entered into privately negotiated convertible note hedge transactions (the “Note Hedge Transactions”) and warrant transactions (the “Warrant Transactions”) with each of Credit Suisse Capital LLC, Barclays Bank PLC, Citibank, N.A. and JPMorgan Chase Bank, National Association (the “Option Counterparties”). These transactions represent a Call Spread Overlay, whereby the cost of the Note Hedge Transactions we purchased to cover the cash outlay upon conversion of the 4½% Convertible Senior Notes was reduced by the sales price of the Warrant Transactions. Each of these transactions is described below.
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
We received proceeds of $30.3 million for the Warrant Transactions, in which we sold net-share-settled warrants to the Option Counterparties in an amount equal to the number of shares of our common stock initially underlying the 4½% Convertible Senior Notes, subject to customary anti-dilution adjustments. The strike price of the warrants is $20.02 per share (subject to adjustment), which is 60% above the last reported sale price of our common stock on the New York Stock Exchange on December 13, 2017. The Warrant Transactions could have a dilutive effect to our stockholders to the extent the market price per share of our common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants. The Warrant Transactions have been accounted for by recording the proceeds received as additional paid-in capital.
The Note Hedge Transactions and the Warrant Transactions are separate transactions, in each case entered into by us with the Option Counterparties, and are not part of the terms of the 4½% Convertible Senior Notes and will not affect any holder’s rights under the 4½% Convertible Senior Notes.
6¼% Senior Notes — On October 12, 2012, we completed an offering of $450 million of the 6¼% Senior Notes. The 6¼% Senior Notes are senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by the Guarantor Subsidiaries. The indenture for our 6¼% Senior Notes includes restrictive covenants which limit, among other things, our ability to incur additional debt, issue disqualified stock, pay dividends, repurchase stock, invest in other entities, sell assets, incur additional liens or security, merge or consolidate the Company and enter into transactions with affiliates. Interest on the 6¼% Senior Notes is payable on April 15 and October 15 of each year and the 6¼% Senior Notes mature on October 15, 2022. We may redeem any of the 6¼% Senior Notes at any time, in whole or part, in cash, at certain redemption prices plus accrued and unpaid interest, if any, to the date of redemption. We incurred financing fees of $7.4 million, that are included as deferred financing fees in other assets in the consolidated balance sheets which we will amortize as interest expense in the consolidated statements of operations over the life of the 6¼% Senior Notes.
Revolving Credit Facility and Term Loan — Our amended and restated revolving credit and term loan agreement, included the Revolving Credit Facility and the Term Loan (together with the Revolving Credit Facility and the Term Loan Credit Facility described below, the “Senior Credit Facilities”).
During fiscal year 2018, we had borrowings of $174.8 million under the Revolving Credit Facility and made payments of $313.9 million to fully repay borrowings under the Revolving Credit Facility. Additionally, during fiscal year 2018 we made payments of $261.9 million to fully repay our borrowings under the Term Loan. In March 2018, we terminated both the Revolving Credit Facility and Term Loan and cash collateralized all then-outstanding letters of credit issued thereunder.
Term Loan Credit Facility — On November 5, 2015, we entered into a senior secured term loan credit agreement providing for $200 million of term loan commitments (the “Term Loan Credit Facility”).
Borrowings under the Term Loan Credit Facility were repaid in full and the facility was terminated in October 2017.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lombard Debt — On November 11, 2016, certain of our subsidiaries entered into two, seven-year British pound sterling funded secured equipment term loans for an aggregate $200 million U.S. dollar equivalent with Lombard North Central Plc, a part of the Royal Bank of Scotland (the “Lombard Debt”). In December 2016, the first loan amount of $109.9 million (GBP 89.1 million) funded and the borrower prepaid scheduled principal payments of $4.5 million (GBP 3.7 million). The proceeds from this financing were used to finance the purchase by the borrower thereunder of three SAR aircraft utilized for our U.K. SAR contract from a subsidiary. In January 2017, the second loan amount of $90.1 million (GBP 72.4 million) funded. The proceeds from this financing were used to finance the purchase by the borrower thereunder of five SAR aircraft utilized for our U.K. SAR contract from a subsidiary. The borrowers’ respective obligations under the financings are guaranteed by the Company, and each financing is secured by the aircraft purchased by the applicable borrower with the proceeds of its loan. The credit agreements governing the Lombard Debt include covenants, including requirements to maintain, register and insure the respective SAR aircraft secured thereunder, and restrictions on the respective borrower thereunder to incur additional liens on or sell the respective SAR aircraft secured thereunder (except to the Company and its subsidiaries). Borrowings under the financings bear interest at an interest rate equal to the ICE Benchmark Administration Limited LIBOR (or the successor thereto) plus 2.25% per annum. The weighted-average interest rate was 2.96% and 2.57% as of March 31, 2018 and 2017, respectively. The financing which funded in December 2016 matures in December 2023 and the financing which funded in January 2017 matures in January 2024.
Macquarie Debt — On February 1, 2017, one of our wholly-owned subsidiaries entered into a term loan credit agreement for a $200 million five-year secured equipment term loan with Macquarie Bank Limited (the “Macquarie Debt”). In conjunction with closing and funding under such term loan, we have agreed to lease five helicopters for lease terms ranging from 60 to 63 months from Wells Fargo Bank Northwest, N.A., acting as owner trustee for Macquarie Aerospace Inc., an affiliate of Macquarie Bank Limited. The borrower’s obligations under the credit agreement are guaranteed by the Company and secured by 20 oil and gas aircraft. The financing funded on March 7, 2017. Borrowings under the financing bear interest at an interest rate equal to the ICE Benchmark Administration Limited LIBOR (or the successor thereto) plus 5.35% per annum. The interest rate was 7.00% and 6.24% as of March 31, 2018 and 2017, respectively. The proceeds from the financing were used to repay $154.1 million of the Term Loan Credit Facility and $45.9 million of the Term Loan.
The credit agreement governing the Macquarie Debt includes covenants, including requirements to maintain, register and insure the respective aircraft secured thereunder, and restrictions on the respective borrower thereunder to incur additional liens on or sell the respective aircraft secured thereunder (except to the Company and its subsidiaries). The Macquarie Debt matures in March 2022.
PK Air Debt — On July 17, 2017, a wholly-owned subsidiary entered into a term loan credit agreement with PK AirFinance S.à r.l., as agent, and PK Transportation Finance Ireland Limited, as lender, and other lenders from time to time party thereto, which provided for commitments in an aggregate amount of up to $230 million to make up to 24 term loans, each of which was made in respect of an aircraft pledged as collateral for all of the term loans. The term loans are also secured by a pledge of all shares of the borrower and any other assets of the borrower and are guaranteed by the Company. The financing funded in two tranches in September 2017 and proceeds were used to repay $17.0 million of the Term Loan Credit Facility, $93.7 million of the Term Loan and $103.0 million of the Revolving Credit Facility.
Each term loan bears interest at an interest rate equal to, at the borrower’s option, a floating rate of one-month LIBOR plus a margin of 5% per annum (the “Margin”), subject to certain costs of funds adjustments, determined two business days before the borrowing date of each term loan, or a fixed rate based on a notional interest rate swap of 12 30-day months in respect of such term loan with a floating rate of interest based on one-month LIBOR, plus the Margin. The weighted-average interest rate was 6.79% as of March 31, 2018.
The borrower is required to repay each term loan on an annuity basis, payable monthly in arrears starting on the seventh month following the date of the borrowing of such term loan, with a final payment of 53% of the initial amount of such term loan due on the 70th month following the date of the borrowing of such term loan.
In connection with the PK AirFinance term loan credit agreement, the borrower guarantees certain of its direct parent’s obligations under existing aircraft operating leases up to a capped amount.
Airnorth Debt— Airnorth’s outstanding debt includes interest bearing term loans of $13.8 million as of March 31, 2018. The term loans primarily relate to the purchase of aircraft, have a remaining term of approximately two to six years, and consist of a term loan with interest at LIBOR plus a margin of 2.85% and two term loans each with a fixed rate of 3.1% plus the Reserve Bank of Australia cash rate of 2.0%. The term loans have customary covenants, including certain financial covenants, and varying principal payments.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Eastern Airways Debt — Eastern Airways’ outstanding debt includes interest bearing term loans and borrowings under a revolving credit facility totaling $14.5 million as of March 31, 2018. The term loans were used to refinance other Eastern indebtedness in October 2015 and bear interest at LIBOR plus a margin of 1.75%. The interest rate on the term loans was 2.23% as of March 31, 2018. These term loans have quarterly principal payments and mature on August 31, 2018. Borrowings under the revolving credit facility are used for general corporate, working capital and capital expenditure purposes, and bear interest at LIBOR plus a margin of 1.75%. All outstanding obligations under the revolving credit facility will mature on August 31, 2018.
Other Debt — Other debt primarily includes amounts payable relating to the third year earn-out payment for our investment in Cougar totaling $16.0 million that was paid in April 2017.
Other Matters — Aggregate annual maturities (which excludes unamortized discount of $36.4 million and unamortized debt issuance costs of $27.5 million) for all debt for the next five fiscal years and thereafter are as follows (in thousands):

Fiscal year ending March 31
2019	$62,808
2020	51,243
2021	52,374
2022	181,125
2023	790,772
Thereafter	415,420
$1,553,742
Interest paid in fiscal years 2018, 2017 and 2016 was $78.1 million, $51.4 million and $41.8 million, respectively. Capitalized interest was $3.4 million, $10.2 million and $10.6 million in fiscal years 2018, 2017 and 2016, respectively.
As of March 31, 2018, we had outstanding letters of credit of $19.8 million that we had collateralized with certificates of deposit included in accounts receivable from non-affiliates on our consolidated balance sheet.

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
The following table summarizes the assets as of March 31, 2018, valued at fair value on a non-recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2018	Total Loss for Fiscal Year 2018
Inventories	$—	$515	$—	$515	$(5,717)
Assets held for sale	—	30,348	—	30,348	(15,853)
Investment in unconsolidated affiliates	—	—	62,267	62,267	(85,683)
Total assets	$—	$30,863	$62,267	$93,130	$(107,253)
The following table summarizes the assets as of March 31, 2017, valued at fair value on a non-recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2017	Total Loss for Fiscal Year 2017
Inventories	$—	$46,568	$—	$46,568	$(7,572)
Assets held for sale	—	38,246	—	38,246	(12,450)
Goodwill	—	—	19,798	19,798	(8,706)
Total assets	$—	$84,814	$19,798	$104,612	$(28,728)
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
The fair value of assets held for sale using Level 2 inputs is determined through evaluation of expected sales proceeds for aircraft. This analysis includes estimates based on historical experience with sales, recent transactions involving similar assets, quoted market prices for similar assets and condition and location of aircraft to be sold or otherwise disposed of. See Note 3 for details on assets held for sale.
The fair value of investment in affiliates is estimated using a variety of valuation methods, including the income and market approaches. These estimates of fair value include unobservable inputs, representative of Level 3 fair value measurement, including assumptions related to future performance, such as projected demand for services and rates. For further details on our investment in unconsolidated affiliates, see Notes 1 and 2.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of other intangible assets and goodwill is estimated using a variety of valuation methods, including the income and market approaches. These estimates of fair value include unobservable inputs, representative of Level 3 fair value measurement, including assumptions related to future performance, such as projected demand for our services and rates. For further details on other intangible assets and goodwill, see Note 1.
Recurring Fair Value Measurements
The following table summarizes the financial instruments we had as of March 31, 2018, valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2018	Balance Sheet Classification
Derivative financial instrument	$—	$718	$—	$718	Prepaid expenses and other current assets
Rabbi Trust investments	2,296	—	—	2,296	Other assets
Total assets	$2,296	$718	$—	$3,014
The following table summarizes the financial instruments we had as of March 31, 2017, valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2017	Balance Sheet Classification
Rabbi Trust investments	$3,075	$—	$—	$3,075	Other assets
Total assets	$3,075	$—	$—	$3,075
The rabbi trust investments consist of cash and mutual funds whose fair value are based on quoted prices in active markets for identical assets, and are designated as Level 1 within the valuation hierarchy. The rabbi trust holds investments related to our non-qualified deferred compensation plan for our senior executives as discussed in Note 9. The derivative financial instrument consists of foreign currency put option contracts whose fair value is determined by quoted market prices of the same or similar instruments, adjusted for counterparty risk. See Note 6 for a discussion of our derivative financial instruments.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Debt
The fair value of our debt has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on quoted market prices. The carrying and fair value of our long-term debt, including the current portion and excluding unamortized debt issuance costs, are as follows (in thousands):

	March 31,
	2018		2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
8.75% Senior Secured Notes (1)	$346,610	$353,500	$—	$—
4½% Convertible Senior Notes (2)	107,397	158,772	—	—
6¼% Senior Notes	401,535	325,243	401,535	323,236
Term Loan	—	—	261,907	261,907
Term Loan Credit Facility	—	—	45,900	45,900
Revolving Credit Facility	—	—	139,100	139,100
Lombard Debt	211,087	211,087	196,832	196,832
Macquarie Debt	185,028	185,028	200,000	200,000
PK Air Debt	230,000	230,000	—	—
Airnorth Debt	13,832	13,832	16,471	16,471
Eastern Airways Debt	14,519	14,519	15,326	15,326
Other Debt	3,991	3,991	16,293	16,293
	$1,513,999	$1,495,972	$1,293,364	$1,215,065
_____________
(1) The carrying value is net of unamortized discount of $3.4 million as of March 31, 2018.
(2) The carrying value is net of unamortized discount of $36.4 million as of March 31, 2018.
Other
The fair values of our cash and cash equivalents, accounts receivable and accounts payable approximate their carrying value due to the short-term nature of these items.
Note 6 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
From time to time, we enter into forward exchange contracts as a hedge against foreign currency asset and liability commitments and anticipated transaction exposures, including intercompany purchases. All derivatives are recognized as assets or liabilities and measured at fair value. We do not use financial instruments for trading or speculative purposes.
During fiscal year 2018, we entered into foreign currency put option contracts of £5 million per month through November 2018 to mitigate a portion of our foreign currency exposure. These derivatives were designated as cash flow hedges.
The designation of a derivative instrument as a hedge and its ability to meet relevant hedge accounting criteria determines how the change in fair value of the derivative instrument will be reflected in the consolidated financial statements. A derivative qualifies for hedge accounting if, at inception, the derivative is expected to be highly effective in offsetting the hedged item’s underlying cash flows or fair value and the documentation requirements of the accounting standard for derivative instruments and hedging activities are fulfilled at the time we enter into the derivative contract. A hedge is designated as a cash flow hedge, fair value hedge, or a net investment in foreign operations hedge based on the exposure being hedged. The asset or liability value of the derivative will change in tandem with its fair value. For derivatives designated as cash flow hedges, the changes in fair value are recorded in accumulated other comprehensive income (loss). The derivative’s gain or loss is released from accumulated other comprehensive income (loss) to match the timing of the effect on earnings of the hedged item’s underlying cash flows.
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
The following table presents the balance sheet location and fair value of the portions of our derivative instruments that were designated as hedging instruments as of March 31, 2018 (in thousands):

	Derivatives designated as hedging instruments under ASC 815	Derivatives not designated as hedging instruments under ASC 815	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Balance Sheet	Net amounts of assets and liabilities presented in the Balance Sheet

Prepaid expenses and other current assets	$718	$—	$718	$—	$718
Net	$718	$—	$718	$—	$718
The following table presents the impact that derivative instruments, designated as cash flow hedges, had on our accumulated other comprehensive loss (net of tax) and our consolidated statements of operations for fiscal year 2018 (in thousands):

		Financial statement location

Amount of loss recognized in accumulated other comprehensive loss	$(414)	Accumulated other comprehensive loss
Amount of loss reclassified from accumulated other comprehensive loss into earnings	$(68)	Statement of operations
We estimate that $0.3 million of net losses in accumulated other comprehensive loss associated with our derivative instruments is expected to be reclassified into earnings within the next twelve months.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — COMMITMENTS AND CONTINGENCIES
Aircraft Purchase Contracts — As shown in the table below, we expect to make additional capital expenditures over the next seven fiscal years to purchase additional aircraft. As of March 31, 2018, we had 27 aircraft on order and options to acquire an additional four aircraft. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order will provide incremental fleet capacity in terms of revenue and operating income.

	Fiscal Year Ending March 31,
	2019	2020	2021	2022 and thereafter (1)	Total
Commitments as of March 31, 2018:
Number of aircraft:
Large	1	—	4	18	23
U.K. SAR	—	4	—	—	4
	1	4	4	18	27
Related commitment expenditures (in thousands) (2)
Large	$19,912	$26,154	$80,633	$292,204	$418,903
U.K. SAR	—	64,494	—	—	64,494
	$19,912	$90,648	$80,633	$292,204	$483,397
Options as of March 31, 2018:
Number of aircraft:
Large	2	2	—	—	4
	2	2	—	—	4

Related option expenditures (in thousands) (2)	$44,181	$31,536	$—	$—	$75,717
_______________

(1)	Includes $98.0 million for five aircraft orders that can be cancelled prior to the delivery dates. We have made non-refundable deposits of $4.5 million related to these aircraft.

(2)	Includes progress payments on aircraft scheduled to be delivered in future periods only if options are exercised.
The following chart presents an analysis of our aircraft orders and options during fiscal years 2018, 2017 and 2016:

	Fiscal Year Ended March 31,
	2018		2017		2016
	Orders	Options	Orders	Options	Orders	Options
Beginning of fiscal year	32	4	36	14	45	30
Aircraft delivered	(5)	—	(9)	—	(8)	—
Aircraft ordered	—	—	5	—	—	—
New options	—	—	—	—	—	4
Exercised options	—	—	—	—	(1)	—
Expired options	—	—	—	(10)	—	(20)
End of fiscal year	27	4	32	4	36	14
We periodically purchase aircraft for which we have no orders. During fiscal year 2018, we did not purchase any aircraft for which we did not have an order. During both fiscal years 2017 and 2016, we purchased one aircraft for which we did not have an order.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Leases — We have non-cancelable operating leases in connection with the lease of certain equipment, land and facilities, including leases for aircraft. Rental expense incurred under all operating leases was $208.7 million, $212.6 million and $211.8 million in fiscal years 2018, 2017 and 2016, respectively. Rental expense incurred under operating leases for aircraft was $181.3 million, $188.2 million and $184.0 million in fiscal years 2018, 2017 and 2016, respectively. As of March 31, 2018, aggregate future payments under all non-cancelable operating leases that have initial or remaining terms in excess of one year, including leases for 86 aircraft, are as follows (in thousands):

	Aircraft	Other	Total
Fiscal year ending March 31,
2019	$158,763	$9,959	$168,722
2020	114,298	8,343	122,641
2021	50,507	8,234	58,741
2022	25,727	8,026	33,753
2023	12,239	8,130	20,369
Thereafter	4,676	32,730	37,406
	$366,210	$75,422	$441,632
In fiscal year 2016, we sold three aircraft for $29.2 million and entered into separate agreements to lease these aircraft back. We did not enter into any sale leasebacks during fiscal years 2018 or 2017.
The aircraft leases range from base terms of up to 181 months with renewal options of up to 240 months in some cases, include purchase options upon expiration and some include early purchase options. The leases contain terms customary in transactions of this type, including provisions that allow the lessor to repossess the aircraft and require us to pay a stipulated amount if we default on our obligations under the agreements. These leases are included in the amounts disclosed above. The following is a summary of the terms related to aircraft leased under operating leases with original or remaining terms in excess of one year as of March 31, 2018:

End of Lease Term	Number of Aircraft
Fiscal year 2019 to fiscal year 2020	43
Fiscal year 2021 to fiscal year 2023	32
Fiscal year 2024 to fiscal year 2026	11
86
Employee Agreements — Approximately 54% of our employees are represented by collective bargaining agreements and/or unions with 86% of these employees being represented by collective bargaining agreements and/or unions that have expired or will expire in one year. These agreements generally include annual escalations of up to 3%. Periodically, certain groups of our employees who are not covered by a collective bargaining agreement consider entering into such an agreement. We also have employment agreements with members of senior management. For discussion on separation programs between the Company and its employees, see Note 9.
Environmental Contingencies — The U.S. Environmental Protection Agency (the “EPA”) has in the past notified us that we are a potential responsible party, or PRP, at three former waste disposal facilities that are on the National Priorities List of contaminated sites. Under the federal Comprehensive Environmental Response, Compensation and Liability Act, also known as the Superfund law, persons who are identified as PRPs may be subject to strict, joint and several liability for the costs of cleaning up environmental contamination resulting from releases of hazardous substances at National Priorities List sites. Although we have not yet obtained a formal release of liability from the EPA with respect to any of the sites, we believe that our potential liability in connection with the sites is not likely to have a material adverse effect on our business, financial condition or results of operations.
Other Purchase Obligations — As of March 31, 2018, we had $48.3 million of other purchase obligations representing unfilled purchase orders for aircraft parts and non-cancelable power-by-the-hour maintenance commitments. For further details on the non-cancelable power-by-the-hour maintenance commitments, see Note 1.
Other Matters — Although infrequent, aircraft accidents have occurred in the past, and the related losses and liability claims have been covered by insurance subject to deductible, self-insured retention and loss sensitive factors.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As previously reported, on April 29, 2016, another company’s EC 225LP (also known as a H225LP) model helicopter crashed near Turøy outside of Bergen, Norway resulting in the European Aviation Safety Agency (“EASA”) issuing airworthiness directives prohibiting flight of H225LP and AS332L2 model aircraft. On July 20, 2017, the U.K. CAA and the Norway Aviation Agency issued safety and operational directives that detail the conditions to apply for safe return to service of H225LP and AS332L2 model aircraft, where operators wish to do so. We continue not to operate for commercial purposes our 24 H225LP model aircraft. We are carefully evaluating next steps and demand for the H225LP model aircraft in our oil and gas and SAR operations worldwide, with the safety of passengers and crews remaining our highest priority.
Separately, our efforts to successfully integrate AW189 aircraft into service for the U.K. SAR contract have been delayed due to a product improvement plan with the aircraft. As a result, the acceptance of four AW189 aircraft will be pushed to later dates. We continue to meet our contractual obligations under the U.K. SAR contract through the utilization of other aircraft.
During fiscal year 2018, we reached agreements with OEMs to recover $136.0 million related to ongoing aircraft issues mentioned above, of which $125.0 million was recovered during fiscal year 2018 and $11.0 million was recovered in May 2018. For further details on the accounting for these recoveries, see Note 3.
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
A loss contingency is reasonably possible if the contingency has a more than remote but less than probable chance of occurring. Although management believes that there is no clear requirement to pay amounts at this time and that positions exist suggesting that no further amounts are currently due, it is reasonably possible that a loss could occur for which we have estimated a maximum loss at March 31, 2018 to be approximately $5 million to $6 million.
In connection with the Bristow Norway acquisition in October 2008, we granted the former partner in this joint venture an option that if exercised would require us to acquire up to five aircraft at fair value upon the expiration of the lease terms for such aircraft. One of the options was exercised in December 2009 and two of the options expired. The remaining aircraft leases expire in August 2018. We are currently unable to estimate the fair value of these aircraft. While we do not currently expect to be required to purchase these aircraft, the former joint venture partner has until May 31, 2018 to notify us. If the joint venture partner does not exercise its option, it is our intent to return the aircraft after the leases expire in August 2018.
We are a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — TAXES
On December 22, 2017, the president of the United States signed into law the Act. The Act includes numerous changes in existing U.S. tax law, including (1) reducing the U.S. federal corporate income tax rate from 35% to 21%; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; and (5) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized. The Act also includes the following provisions that will be applicable to us beginning in fiscal year 2019: (1) creation of a new minimum tax on base erosion and anti-abuse; (2) creation of additional limitations on deductible business interest expense; and (3) creation of additional limitations on the utilization of net operating loss carryforwards.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. For the year ended March 31, 2018, our provision for income taxes includes the impact of decisions regarding the various impacts of tax reform and related disclosures. Consistent with guidance in SAB 118, we recorded provisional amounts for the transition tax on undistributed earnings of $52.9 million, which was partially offset by foreign tax credits of $22.6 million. We also recorded $53.0 million tax benefit as a result of the revaluation of our net deferred tax liabilities. The provisional amounts incorporate assumptions made based upon our current interpretation of the Act and may change as we receive additional clarification and implementation guidance.

We are continuing to analyze additional information to determine the final impact as well as other impacts of the Act. Any adjustments recorded to the provisional amounts will be included in income from operations as an adjustment to our fiscal year 2019 financial statements.
The components of deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2018	2017
Deferred tax assets:
Foreign tax credits	$9,140	$39,554
State net operating losses	12,337	8,432
Net operating losses	98,911	97,878
Accrued pension liability	6,289	10,445
Accrued equity compensation	10,172	17,162
Deferred revenue	688	1,446
Employee award programs	1,603	4,343
Employee payroll accruals	4,426	5,328
Inventories	1,666	3,111
Investment in unconsolidated affiliates	28,778	17,099
Other	5,543	5,865
Valuation allowance - foreign tax credits	(9,140)	(31,974)
Valuation allowance - state	(12,337)	(8,432)
Valuation allowance	(50,510)	(34,321)
Total deferred tax assets	$107,566	$135,936
Deferred tax liabilities:
Property and equipment	$(150,224)	$(220,305)
Inventories	(2,070)	(1,967)
Investment in unconsolidated affiliates	(21,470)	(28,631)
Employee programs	(1,224)	(1,033)
Deferred gain	(2,691)	(3,208)
Other	(4,155)	(5,371)
Total deferred tax liabilities	$(181,834)	$(260,515)
Net deferred tax liabilities	$(74,268)	$(124,579)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Companies may use foreign tax credits to offset the U.S. income taxes due on income earned from foreign sources. However, the credit that may be claimed for a particular taxable year is limited by the total income tax on the U.S. income tax return as well as by the ratio of foreign source net income in each statutory category to total net income. The amount of creditable foreign taxes available for the taxable year that exceeds the limitation (i.e., “excess foreign tax credits”) may be carried back one year and forward ten years. We have $9.1 million of excess foreign tax credits as of March 31, 2018, all of which will expire in fiscal year 2025. As of March 31, 2018, we have $149.0 million of net operating losses in the U.S., of which $2.5 million will expire in fiscal year 2036, $119.7 million will expire in fiscal year 2037 and $26.8 million will expire in fiscal year 2038. In addition, we have net operating losses in certain states totaling $199.7 million which will begin to expire in fiscal year 2022.

We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. As of March 31, 2018, valuation allowances were $50.5 million for foreign operating loss carryforwards, $12.3 million for state operating loss carryforwards and $9.1 million for foreign tax credits.
The following table is a rollforward of the deferred tax valuation allowance (in thousands):

	Fiscal Year Ended March 31,
	2018	2017	2016
Balance – beginning of fiscal year	$(74,727)	$(29,373)	$(11,700)
Additional allowances	(20,259)	(45,354)	(17,673)
Reversals and other changes	22,999	—	—
Balance – end of fiscal year	$(71,987)	$(74,727)	$(29,373)
The components of loss before benefit (provision) for income taxes for fiscal years 2018, 2017 and 2016 are as follows (in thousands):

	Fiscal Year Ended March 31,
	2018	2017	2016
Domestic	$(91,002)	$(147,988)	$(115,277)
Foreign	(137,972)	3,686	36,046
Total	$(228,974)	$(144,302)	$(79,231)
The provision (benefit) for income taxes for fiscal years 2018, 2017 and 2016 consisted of the following (in thousands):

	Fiscal Year Ended March 31,
	2018	2017	2016
Current:
Domestic	$1,247	$2,797	$(29,907)
Foreign	13,607	17,153	27,317
	$14,854	$19,950	$(2,590)
Deferred:
Domestic	$(39,079)	$24,651	$(4,483)
Foreign	(6,666)	(12,013)	4,991
	$(45,745)	$12,638	$508
Total	$(30,891)	$32,588	$(2,082)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of the U.S. Federal statutory tax rate to the effective income tax rate for the (provision) benefit for income taxes is shown below:

	Fiscal Year Ended March 31,
	2018	2017	2016
Statutory rate	31.6%	35.0%	35.0%
Effect of U.S. tax reform	9.9%	—%	—%
Net foreign tax on non-U.S. earnings	0.8%	(0.5)%	(8.4)%
Benefit of foreign tax deduction in the U.S.	—%	2.5%	2.6%
Foreign earnings indefinitely reinvested abroad	(8.2)%	(1.1)%	15.9%
Change in valuation allowance	1.1%	(25.7)%	(25.3)%
Foreign earnings that are currently taxed in the U.S.	(32.9)%	(28.3)%	(7.9)%
Effect of change in foreign statutory corporate income tax rates	—%	(0.2)%	1.1%
Impairment of foreign investments	11.8%	—%	—%
Goodwill impairment	—%	(1.0)%	(11.8)%
Changes in tax reserves	(2.3)%	(0.2)%	(0.5)%
Other, net	1.7%	(3.1)%	1.9%
Effective tax rate	13.5%	(22.6)%	2.6%
In fiscal year 2018, our effective tax rate is 13.5% and includes: (i) tax benefit of $27.0 million related to the impairment of our equity investment in Líder; (ii) tax impact of one-time transition tax on unrepatriated earnings of foreign subsidiaries under the Act of $52.9 million, which is partially offset by the utilization of foreign tax credits of $22.6 million; (iii) tax benefit of $53.0 million as a result of the revaluation of our net deferred tax liabilities; and (iv) tax benefit due to release of $22.8 million of foreign tax credit valuation allowances.
Our effective income tax rate for fiscal year 2017 was (22.6)%representing the income tax expense rate on a pre-tax net loss for the fiscal year, which was reduced by $37.0 million of tax expense for an increase in valuation allowance.
A portion of our aircraft fleet is owned directly or indirectly by our wholly owned Cayman Island subsidiaries. Our foreign operations combined with our leasing structure provided a material benefit to the effective tax rates for fiscal years 2018, 2017 and 2016. In fiscal year 2017, our unfavorable permanent differences, such as valuation allowances and non-tax deductible goodwill write-off had the effect of increasing our income tax expense and reducing our effective tax rate applied to pre-tax losses. Also, our effective tax rates for fiscal years 2018, 2017 and 2016 benefited from the permanent investment outside the U.S. of foreign earnings, upon which no U.S. tax had been provided until the one-time transition tax on unrepatriated earnings of foreign subsidiaries under the Act.
In fiscal year 2017, our effective tax rate was impacted by valuation allowances of $37.0 million and a change in the mix of geographic earnings in which we experienced U.S. losses offset by taxes in jurisdictions taxed on a deemed profit basis. The current effective tax rate was impacted by the tax effect of the $8.7 million goodwill impairment discussed in Note 1.
In August 2008, certain of our existing and newly created subsidiaries completed intercompany leasing transactions involving eleven aircraft. The tax benefit of this transaction is being recognized over the remaining useful life of the assets, which is approximately 13 years. During each of the fiscal years 2017 and 2016, this transaction resulted in a $2.4 million and $2.8 million reduction in our consolidated provision for income taxes, respectively. This transaction resulted in no impact on our consolidated provision for income taxes during fiscal year 2018.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our operations are subject to the jurisdiction of multiple tax authorities, which impose various types of taxes on us, including income, value added, sales and payroll taxes. Determination of taxes owed in any jurisdiction requires the interpretation of related tax laws, regulations, judicial decisions and administrative interpretations of the local tax authority. As a result, we are subject to tax assessments in such jurisdictions including the re-determination of taxable amounts by tax authorities that may not agree with our interpretations and positions taken. The following table summarizes the years open by jurisdiction as of March 31, 2018:

Jurisdiction	Years Open
U.S.	Fiscal year 2014 to present
U.K.	Fiscal year 2017 to present
Nigeria	Fiscal year 2009 to present
Trinidad	Fiscal year 2005 to present
Australia	Fiscal year 2014 to present
Norway	Fiscal year 2014 to present
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
We have analyzed filing positions in the federal, state and foreign jurisdictions where we are required to file income tax returns for all open tax years. We believe that the settlement of any tax contingencies would not have a significant impact on our consolidated financial position, results of operations or liquidity. In fiscal years 2018, 2017 and 2016, we had a net provision of $5.4 million, $0.2 million and $0.4 million, respectively, of reserves for tax contingencies primarily related to non-U.S. income tax on foreign leasing operations. Our policy is to accrue interest and penalties associated with uncertain tax positions in our provision for income taxes. In fiscal years 2018, 2017 and 2016, $0.1 million, $0.2 million and $0.3 million, respectively, in interest and penalties were accrued in connection with uncertain tax positions.
As of March 31, 2018 and 2017, we had $6.7 million and $1.3 million, respectively, of unrecognized tax benefits, all of which would have an impact on our effective tax rate, if recognized.
The activity associated with our unrecognized tax benefit during fiscal years 2018 and 2017 is as follows (in thousands):

	Fiscal Year Ended March 31,
	2018	2017
Unrecognized tax benefits – beginning of fiscal year	$1,332	$1,093
Increases for tax positions taken in prior years	7,784	1,059
Decreases for tax positions taken in prior years	(2,434)	(818)
Decrease related to statute of limitation expirations	—	(2)
Unrecognized tax benefits – end of fiscal year	$6,682	$1,332
As of March 31, 2018, we have aggregated approximately $517.9 million in unremitted foreign earnings reinvested abroad. Pursuant to the Act, these earnings were subject to the mandatory one-time transition tax and eligible to be repatriated to the U.S. without additional U.S. tax. Although these foreign earnings have been deemed to be repatriated from a U.S. federal income tax perspective, we have not yet completed our assessment of the U.S. tax reform on our plans to reinvest foreign earnings and as such have not changed our prior conclusion that the unremitted earnings are indefinitely reinvested. Accordingly, we have not provided deferred taxes on these unremitted earnings. If our expectations were to change, withholding and other applicable taxes incurred upon repatriation, if any, are not expected to have a significant impact on our results of operations.
We receive a tax benefit that is generated by certain employee stock benefit plan transactions. Under previous accounting guidance, in fiscal years 2017 and 2016, this benefit was recorded directly to additional paid-in-capital on our consolidated balance sheets and did not reduce our effective income tax rate.
Income taxes paid during fiscal years 2018, 2017 and 2016 were $26.7 million, $28.1 million and $28.0 million, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — EMPLOYEE BENEFIT PLANS
Defined Contribution Plans
The Bristow Group Inc. Employee Savings and Retirement Plan (the “Bristow Plan”) covers certain of our U.S. employees. Under the Bristow Plan, we match each participant’s contributions up to 3% of the employee’s compensation. In addition, under the Bristow Plan, we contribute an additional 3% of the employee’s compensation at the end of each calendar year.
Bristow Helicopters and Bristow International Aviation (Guernsey) Limited (“BIAGL”) have a defined contribution plan. This defined contribution plan replaced the defined benefit pension plans described below for future accrual.
On March 1, 2016, the defined benefit pension plan in Norway was closed and replaced with a defined contribution plan.
Our contributions to our defined contribution plans were $22.0 million, $21.8 million and $14.4 million for fiscal years 2018, 2017 and 2016, respectively.
Defined Benefit Plans
The defined benefit pension plans of Bristow Helicopters and BIAGL replaced by the defined contribution plans described above covered all full-time employees of Bristow Aviation and BIAGL employed on or before December 31, 1997. Both plans were closed to future accrual as of February 1, 2004. The defined benefits for employee members were based on the employee’s annualized average last three years’ pensionable salaries up to February 1, 2004, increasing thereafter in line with retail price inflation (prior to 2011) and consumer price inflation (from 2011 onwards), and subject to maximum increases of 5% per year over the period to retirement. Any valuation deficits are funded by contributions by Bristow Helicopters and BIAGL. Plan assets are held in separate funds administered by the plans’ trustee (the “Plan Trustee”), which are primarily invested in equities and debt securities. For members of the two closed defined benefit pension plans, since January 2005, Bristow Helicopters contributes a maximum of 7% of a participant’s non-variable salary, and since April 2006, the maximum employer contribution into the plan has been 7.35% for pilots. Each member is required to contribute a minimum of 5% of non-variable salary for Bristow Helicopters to match the contribution. In addition, there are three defined contribution plans for staff who were not members of the original defined benefit plans, two of which are closed to new members.

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

	Fiscal Year Ended March 31,
	2018	2017

	(In thousands)
Change in benefit obligation:
Projected benefit obligation (PBO) at beginning of period	$517,186	$525,053
Service cost	856	627
Interest cost	12,914	15,330
Actuarial loss (gain)	(19,930)	73,622
Benefit payments and expenses	(27,002)	(26,456)
Effect of exchange rate changes	61,104	(70,990)
Projected benefit obligation (PBO) at end of period	$545,128	$517,186
Change in plan assets:
Market value of assets at beginning of period	$455,539	$454,946
Actual return on assets	7,480	71,873
Employer contributions	17,001	16,530
Benefit payments and expenses	(27,002)	(26,456)
Effect of exchange rate changes	55,357	(61,354)
Market value of assets at end of period	$508,375	$455,539
Reconciliation of funded status:
Accumulated benefit obligation (ABO)	$545,128	$517,186
Projected benefit obligation (PBO)	$545,128	$517,186
Fair value of assets	(508,375)	(455,539)
Net recognized pension liability	$36,753	$61,647
Amounts recognized in accumulated other comprehensive loss	$232,043	$220,396

	Fiscal Year Ended March 31,
	2018	2017	2016 (1)

	(In thousands)
Components of net periodic pension cost:
Service cost for benefits earned during the period	$856	$627	$8,243
Interest cost on PBO	12,914	15,330	20,108
Expected return on assets	(21,184)	(21,697)	(27,208)
Amortization of unrecognized losses	8,151	7,266	8,246
Net periodic pension cost	$737	$1,526	$9,389
_______________

(1)	Bristow Norway had a final salary defined benefit plan prior to its closing on March 1, 2016, which led to a curtailment and settlement of the projected benefit obligations.
The amount in accumulated other comprehensive loss as of March 31, 2018 expected to be recognized as a component of net periodic pension cost in fiscal year 2019 is $6.5 million, net of tax, and represents amortization of the net actuarial losses.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Actuarial assumptions used to develop the components of the U.K. plans were as follows:

	Fiscal Year Ended March 31,
	2018	2017	2016
Discount rate	2.40%	3.30%	3.30%
Expected long-term rate of return on assets	4.41%	5.30%	5.40%
Pension increase rate	3.00%	2.80%	2.80%
Actuarial assumptions used to develop the components of the Norway plan were as follows:

Fiscal Year Ended March 31, 2016
Discount rate	2.50%
Rate of compensation increase	3.50%
Social Security increase amount	3.25%
Expected return on plan assets	1.50%
Pension increase rate	—%
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
Under U.K. and Guernsey legislation, it is the Plan Trustee who is responsible for the investment strategy of the plans, although day-to-day management of the assets is delegated to a team of regulated investment fund managers. The Plan Trustee of the Bristow Staff Pension Scheme (the “Scheme”) has the following three stated primary objectives when determining investment strategy:

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

(iii)
“security objective” - to ensure that the solvency position of the Scheme (as assessed on a gilt basis) is expected to improve. The Plan Trustee will take into account the strength of the employer’s covenant when determining the expected improvement in the solvency position of the Scheme.

The types of investments are held, and the relative allocation of assets to investments is selected, in light of the liability profile of the Scheme, its cash flow requirements, the funding level and the Plan Trustee’s stated objectives. In addition, in order to avoid an undue concentration of risk, assets are diversified within and across asset classes.
In determining the overall investment strategy for the plans, the Plan Trustee undertakes regular asset and liability modeling (the “ALM”) with the assistance of their U.K. actuary. The ALM looks at a number of different investment scenarios and projects both a range and a best estimate of likely return from each one. Based on these analyses, and following consultation with us, the Trustee determines the benchmark allocation for the plans’ assets.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The market value of the plan’s assets as of March 31, 2018 and 2017 was allocated between asset classes as follows. Details of target allocation percentages under the Plan Trustee’s investment strategies as of the same dates are also included.

	Target Allocation as of March 31,		Actual Allocation as of March 31,
Asset Category	2018	2017	2018	2017
Equity securities	25.4%	64.8%	30.2%	51.1%
Debt securities	34.8%	34.8%	40.5%	33.4%
Property	7.4%	—%	3.1%	—%
Other assets	32.4%	0.4%	26.2%	15.5%
Total	100.0%	100.0%	100.0%	100.0%
The following table summarizes, by level within the fair value hierarchy, the plan assets we had as of March 31, 2018, which are valued at fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2018
Cash and cash equivalents	$26,373	$—	$—	$26,373
Cash plus	—	105,070	—	105,070
Equity investments - U.K.	—	1,683	—	1,683
Equity investments - Non-U.K.	—	151,923	—	151,923
Property	—	15,852	—	15,852
Diversified growth (absolute return) funds	—	1,824	—	1,824
Government debt securities	—	124,428	—	124,428
Corporate debt securities	—	81,222	—	81,222
Total investments	$26,373	$482,002	$—	$508,375
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future benefit payments over each of the next five fiscal years from March 31, 2018 and in aggregate for the following five fiscal years after fiscal year 2023 are as follows (in thousands):

Projected Benefit Payments by the Plans for Fiscal Years Ending March 31,	Payments
2019	$23,146
2020	23,567
2021	24,268
2022	24,830
2023	25,531
Aggregate 2024 - 2028	133,687
We expect to fund these payments with our cash contributions to the plans, plan assets and earnings on plan assets. The current estimates of our cash contributions for our pension plans required for fiscal year 2019 are expected to be $18.0 million.
Incentive Compensation
Incentive and Stock Option Plans — Stock–based awards are currently made under the Bristow Group Inc. 2007 Long-Term Incentive Plan (the “2007 Plan”). As of March 31, 2018, a maximum of 10,646,729 shares of common stock are reserved, including 2,508,134 shares available for incentive awards under the 2007 Plan. Awards granted under the 2007 Plan may be in the form of stock options, stock appreciation rights, shares of restricted stock, other stock-based awards (payable in cash or our common stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants.
In addition, we have the following incentive and stock plans which have awards outstanding as of March 31, 2018, but under which we no longer make grants:

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

In June 2017, June 2016 and June 2015, the Compensation Committee of our board of directors authorized the grant of stock options, time vested restricted stock and long-term performance cash awards to participating employees. Each of the stock options has a ten-year term and has an exercise price equal to the fair market value (as defined in the 2007 Plan) of our common stock on the grant date. The options will vest in annual installments of one-third each, beginning on the first anniversary of the grant date. Restricted stock grants vest at the end of three years. Performance cash awards granted in June 2017 have two components. One half of each performance cash award will vest and pay out in cash three years after the date of grant at varying levels depending on our performance in total shareholder return against a peer group of companies. The other half of each performance cash award will be earned based on absolute performance in respect of improved average adjusted earnings per share for the Company over the three-year performance period beginning on April 1, 2017. Performance cash awards granted in June 2015 and June 2016 allow the recipient to receive from 0 to 200% of the target amount at the end of three years depending on how our total shareholder return ranks among a peer group over the performance period. The value of the performance cash awards is calculated on a quarterly basis by comparing the performance of our common stock, including any dividends paid since the award date, against the peer group and has a maximum potential payout of $15.7 million, $7.9 million and $7.4 million for the June 2017, June 2016 and June 2015 awards, respectively. The total value of the awards is recognized as compensation expense over a three-year vesting period with the recognition amount being adjusted quarterly. Compensation expense related to the performance cash awards during fiscal years 2018, 2017 and 2016 was $1.5 million, $7.0 million and $1.4 million, respectively. Performance cash compensation expense has been allocated to our various regions.
Total share-based compensation expense, which includes stock options and restricted stock, was $10.4 million, $12.4 million and $21.2 million for fiscal years 2018, 2017 and 2016, respectively. Stock-based compensation expense is included in general and administrative expense in the consolidated statements of operations and has been allocated to our various regions.

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
A summary of our stock option activity for fiscal year 2018 is presented below:

	Weighted Average Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in thousands)
Outstanding at March 31, 2017	$42.78	2,843,608
Granted	7.03	1,256,043
Expired or forfeited	44.95	(525,873)
Outstanding at March 31, 2018	29.90	3,573,778	6.38	$7,031
Exercisable at March 31, 2018	46.49	1,812,825	4.00	$—
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
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equal to the expected term of the option. Expected volatilities are based on the historical volatility of shares of our common stock, which has not been adjusted for any expectation of future volatility given uncertainty related to the future performance of our common stock at this time. We also use historical data to estimate the expected term of the options within the option pricing model and groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of the options represents the period of time that the options granted are expected to be outstanding. Additionally, we record forfeitures based on actual forfeitures.

The following table shows the assumptions we used to compute the stock-based compensation expense for stock option grants issued during fiscal years 2018, 2017 and 2016.

	Fiscal Year Ended March 31,
	2018	2017	2016
Risk free interest rate	1.78%	1.07%	1.62%
Expected life (years)	5	5	5
Volatility	56.1%	46.8%	28.1%
Dividend yield	3.98%	2.74%	3.14%
Weighted average grant-date fair value of options granted	$2.53	$2.16	$10.71
Unrecognized stock-based compensation expense related to nonvested stock options was approximately $2.9 million as of March 31, 2018, relating to a total of 1,760,953 unvested stock options. We recognize compensation expense on a straight-line basis over the requisite service period for the entire award. We expect to recognize this stock-based compensation expense over a weighted average period of approximately 1.8 years. The total fair value of options vested during fiscal years 2018, 2017 and 2016 was approximately $4.7 million, $7.8 million and $7.4 million, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no stock options exercised during fiscal years 2018, 2017 and 2016. Therefore, the total intrinsic value, determined as of the date of exercise, total amount of cash we received from option exercises and total tax benefit attributable to options exercised were all zero for fiscal years 2018, 2017 and 2016.
We have restricted stock awards that cliff vest on the third anniversary from the date of grant provided the grantee is still employed by the Company, subject to our retirement policy. Restricted stock granted to non-employee directors under the 2003 Director Plan vest after six months.
We record compensation expense for restricted stock awards based on an estimate of the service period related to the awards, which is tied to the future performance of our stock over certain time periods under the terms of the award agreements. The estimated service period is reassessed quarterly. Changes in this estimate may cause the timing of expense recognized in future periods to accelerate. Compensation expense related to awards of restricted stock for fiscal years 2018, 2017 and 2016 was $6.7 million, $8.0 million and $12.9 million, respectively.
The following is a summary of non-vested restricted stock as of March 31, 2018 and 2017 and changes during fiscal year 2018:

	Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of March 31, 2017	739,493	$26.97
Granted	622,652	7.35
Forfeited	(72,075)	14.78
Vested	(391,901)	28.48
Non-vested as of March 31, 2018	898,169	13.69
Unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $6.4 million as of March 31, 2018, relating to a total of 898,169 unvested restricted stock. We expect to recognize this stock-based compensation expense over a weighted average period of approximately 1.6 years.
During June 2017, we awarded certain members of management phantom restricted stock, which will be paid out in cash after three years. Additionally, during March 2018, we awarded 22,034 shares of restricted stock to a consultant, which will be paid out in shares after six months. We account for these awards as liability awards. As of March 31, 2018, we had $0.1 million in other accrued liabilities and $1.0 million in other liabilities and deferred credits on our consolidated balance sheet and recognized $1.1 million in general and administrative expense on our consolidated statement of operations for fiscal year 2018 related to these awards.
The Annual Incentive Compensation Plan provides for an annual award of cash bonuses to key employees based primarily on pre-established objective measures of performance. The bonuses related to this plan were $10.1 million and $5.0 million for fiscal years 2018 and 2017, respectively. There were no bonuses awarded related to this plan during fiscal year 2016.
Additionally, we have a non-qualified deferred compensation plan for our senior executives. Under the terms of the plan, participants can elect to defer a portion of their compensation for distribution at a later date. In addition, we have the discretion to make annual tax deferred contributions to the plan on the participants’ behalf. We contributed $0.1 million, $0.6 million and $1.3 million to this plan in each of fiscal years 2018, 2017 and 2016, respectively. The assets of the plan are held in a rabbi trust and are subject to our general creditors. As of March 31, 2018, the amount held in trust was $2.3 million.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Separation Agreements — In March 2015, May 2016 and February 2018, we offered voluntary separation programs (“VSPs”) to certain employees as part of our ongoing efforts to improve efficiencies and reduce costs. Additionally, beginning in March 2015, we initiated involuntary separation programs (“ISPs”) in certain regions. The expense related to the VSPs and ISPs for the fiscal years 2018, 2017 and 2016 is as follows (in thousands):

	Fiscal Year Ended March 31,
	2018	2017	2016

VSP:
Direct cost	$105	$1,663	$7,664
General and administrative	1,017	23	886
Total	$1,122	$1,686	$8,550

ISP:
Direct cost	$11,538	$5,938	$5,162
General and administrative	9,676	9,238	8,788
Total	$21,214	$15,176	$13,950
Note 10 — STOCKHOLDERS’ INVESTMENT, EARNINGS PER SHARE AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Stockholders’ Investment
Common Stock — The total number of authorized shares of our common stock reserved as of March 31, 2018 was 6,980,081. These shares are reserved in connection with our stock-based compensation plans.
The following is a summary of changes in outstanding shares of common stock for the years ended March 31, 2018 and 2017:

	Shares	Weighted Average Price Per Share
Outstanding as of March 31, 2016	34,976,743
Issuance of restricted stock	237,248	$17.41
Outstanding as of March 31, 2017	35,213,991
Issuance of restricted stock	312,634	$11.27
Outstanding as of March 31, 2018	35,526,625
Restrictions on Foreign Ownership of Common Stock — Under the Federal Aviation Act of 1958, as amended (the “Federal Aviation Act”), it is unlawful to operate certain aircraft for hire within the U.S. unless such aircraft are registered with the Federal Aviation Administration (the “FAA”) and the FAA has issued an operating certificate to the operator. As a general rule, aircraft may be registered under the Federal Aviation Act only if the aircraft are owned or controlled by one or more citizens of the U.S. and an operating certificate may be granted only to a citizen of the U.S. For purposes of these requirements, a corporation is deemed to be a citizen of the U.S. only if, among other things, at least 75% of its voting interests are owned or controlled by U.S. citizens. If persons other than U.S. citizens should come to own or control more than 25% of our voting interest or if any other requirements are not met, we have been advised that our aircraft may be subject to deregistration under the Federal Aviation Act, and we may lose our ability to operate within the U.S. Deregistration of our aircraft for any reason, including foreign ownership in excess of permitted levels, would have a material adverse effect on our ability to conduct certain operations within our Americas region. Therefore, our organizational documents currently provide for the automatic suspension of voting rights of shares of our common stock owned or controlled by non-U.S. citizens, and our right to redeem those shares, to the extent necessary to comply with these requirements. As of March 31, 2018, approximately 6,214,000 shares of our common stock were held by persons with foreign addresses. These shares represented approximately 17% of our total outstanding common shares as of March 31, 2018. Our foreign ownership may fluctuate on each trading day because our common stock is publicly traded.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends — In August 2017, we suspended our quarterly dividend as part of a broader plan of reducing costs and improving liquidity. Prior to that, we paid quarterly dividends of $0.07 per share during the first quarter of fiscal year 2018 and each quarter of fiscal year 2017, quarterly dividends of $0.34 per share during the first, second and third quarters of fiscal year 2016 and a dividend of $0.07 per share during the fourth quarter of fiscal year 2016. For fiscal years 2018, 2017 and 2016, we paid dividends totaling $2.5 million, $9.8 million and $38.1 million, respectively, to our stockholders. The declaration of future dividends is at the discretion of our board of directors and subject to our results of operations, financial condition, cash requirements and other factors and restrictions under applicable law and our debt instruments.
Earnings per Share
Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share excludes options to purchase shares and restricted stock awards, which were outstanding during the period but were anti-dilutive, as follows:

	Fiscal Year Ended March 31,
	2018	2017	2016
Options:
Outstanding	2,890,140	1,815,020	1,194,783
Weighted average exercise price	$38.77	$31.98	$62.11
Restricted stock awards:
Outstanding	547,927	541,014	286,804
Weighted average price	$21.00	$26.76	$37.27
The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended March 31,
	2018	2017	2016
Loss (in thousands):
Loss available to common stockholders – basic	$(195,658)	$(170,536)	$(73,940)
Interest expense on assumed conversion of 4½% Convertible Senior Notes, net of tax (1)	—	—	—
Loss available to common stockholders	$(195,658)	$(170,536)	$(73,940)
Shares:
Weighted average number of common shares outstanding – basic	35,288,579	35,044,040	34,893,844
Assumed conversion of 4½% Convertible Senior Notes outstanding during period (1)	—	—	—
Net effect of dilutive stock options, restricted stock units and restricted stock awards based on the treasury stock method	—	—	—
Weighted average number of common shares outstanding – diluted (2)	35,288,579	35,044,040	34,893,844

Basic loss per common share	$(5.54)	$(4.87)	$(2.12)
Diluted loss per common share	$(5.54)	$(4.87)	$(2.12)
_____________

(1)
Diluted earnings per common share for fiscal year 2018 excludes a number of potentially dilutive shares determined pursuant to a specified formula initially issuable upon the conversion of our 4½% Convertible Senior Notes. The 4½% Convertible Senior Notes will be convertible, under certain circumstances, into cash, shares of our common stock or a combination of cash and our common stock, at our election. We have initially elected combination settlement. As of March 31, 2018, the base conversion price of the notes was approximately $15.64, based on the base conversion rate of 63.9488 shares of common stock per $1,000 principal amount of convertible notes (subject to adjustment in certain circumstances). In general, upon conversion of a note, the holder will receive cash equal to the principal amount of the note and common stock to the extent of the note’s conversion value in excess of such principal amount. Such shares did not impact our calculation of diluted earnings per share for fiscal year 2018 as our average stock price during the year did not meet or exceed the conversion requirements.

(2)
Potentially dilutive shares issuable pursuant to our Warrant Transactions were not included in the computation of diluted income per share for fiscal year 2018, because to do so would have been anti-dilutive. For further details on the Warrant Transactions, see Note 4.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Income (Loss)
The following table sets forth the changes in the balances of each component of accumulated other comprehensive income:

	Currency Translation Adjustments	Pension Liability Adjustments (1)	Unrealized loss on cash flow hedges (2)	Total
Balance as of March 31, 2015	$(39,066)	$(231,263)	$—	$(270,329)
Other comprehensive loss before reclassification	(20,195)	(5,583)	—	(25,778)
Reclassified from accumulated other comprehensive loss	—	6,288	—	6,288
Net current period other comprehensive income (loss)	(20,195)	705	—	(19,490)
Foreign exchange rate impact	(8,104)	8,104	—	—
Balance as of March 31, 2016	(67,365)	(222,454)	—	(289,819)
Other comprehensive loss before reclassification	(26,947)	(17,142)	—	(44,089)
Reclassified from accumulated other comprehensive loss	—	5,631	—	5,631
Net current period other comprehensive loss	(26,947)	(11,511)	—	(38,458)
Foreign exchange rate impact	(55,409)	55,409	—	—
Balance as of March 31, 2017	(149,721)	(178,556)	—	(328,277)
Other comprehensive income before reclassification	30,196	3,713	(414)	33,495
Reclassified from accumulated other comprehensive loss	—	8,620	68	8,688
Net current period other comprehensive income (loss)	30,196	12,333	(346)	42,183
Foreign exchange rate impact	40,459	(40,459)	—	—
Balance as of March 31, 2018	$(79,066)	$(206,682)	$(346)	$(286,094)
_______________
(1) Reclassification of amounts related to pension liability adjustments were included as a component of net periodic pension cost.
(1) Reclassification of amounts related to cash flow hedges were included as direct costs.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — SEGMENT INFORMATION
We conduct our business in one segment: industrial aviation services. The industrial aviation services global operations are conducted primarily through two hubs that include four regions as follows: Europe Caspian, Africa, Americas and Asia Pacific. The Europe Caspian region comprises all our operations and affiliates in Europe and Central Asia, including Norway, the U.K. and Turkmenistan. The Africa region comprises all our operations and affiliates on the African continent, including Nigeria, Tanzania and Egypt. The Americas region comprises all our operations and affiliates in North America and South America, including Brazil, Canada, Guyana, Suriname, Trinidad and the U.S. Gulf of Mexico. The Asia Pacific region comprises all our operations and affiliates in Australia and Asia, including Malaysia and Sakhalin. Prior to the sale of Bristow Academy on November 1, 2017, we operated a training unit, Bristow Academy, which was included in Corporate and other.
The following tables show region information for fiscal years 2018, 2017 and 2016, and as of March 31, 2018 and 2017, where applicable, reconciled to consolidated totals, and prepared on the same basis as our consolidated financial statements (in thousands):

	Fiscal Year Ended March 31,
	2018	2017	2016
Region gross revenue from external clients:
Europe Caspian	$793,630	$734,344	$858,144
Africa	195,681	204,522	255,254
Americas	228,658	217,500	283,565
Asia Pacific	222,500	233,902	296,840
Corporate and other	4,493	10,234	21,710
Total region gross revenue	$1,444,962	$1,400,502	$1,715,513
Intra-region gross revenue:
Europe Caspian	$5,655	$6,722	$5,708
Africa	—	—	2
Americas	8,995	4,465	7,834
Asia Pacific	—	1	2
Corporate and other	27	332	2,209
Total intra-region gross revenue	$14,677	$11,520	$15,755
Consolidated gross revenue reconciliation:
Europe Caspian	$799,285	$741,066	$863,852
Africa	195,681	204,522	255,256
Americas	237,653	221,965	291,399
Asia Pacific	222,500	233,903	296,842
Corporate and other	4,520	10,566	23,919
Intra-region eliminations	(14,677)	(11,520)	(15,755)
Total consolidated gross revenue	$1,444,962	$1,400,502	$1,715,513

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended March 31,
	2018	2017	2016
Earnings from unconsolidated affiliates, net of losses – equity method investments:
Europe Caspian	$191	$273	$310
Americas	4,302	5,207	(2,117)
Corporate and other	(273)	(603)	—
Total earnings from unconsolidated affiliates, net of losses – equity method investments	$4,220	$4,877	$(1,807)
Consolidated operating loss reconciliation:
Europe Caspian	$22,774	$13,840	$50,406
Africa	32,326	30,179	19,702
Americas (1)	(73,057)	4,224	34,463
Asia Pacific	(24,290)	(20,870)	4,073
Corporate and other	(88,996)	(104,616)	(118,796)
Loss on disposal of assets	(17,595)	(14,499)	(30,693)
Total consolidated operating loss	$(148,838)	$(91,742)	$(40,845)
Capital expenditures:
Europe Caspian	$24,797	$44,024	$127,072
Africa	3,769	4,575	1,386
Americas	2,523	8,275	92,418
Asia Pacific	6,795	15,086	23,745
Corporate and other (2)	8,403	63,150	127,754
Total capital expenditures	$46,287	$135,110	$372,375
Depreciation and amortization:
Europe Caspian	$48,854	$39,511	$41,509
Africa	13,705	16,664	29,337
Americas	27,468	32,727	36,371
Asia Pacific	19,695	19,091	20,526
Corporate and other	14,320	10,755	9,069
Total depreciation and amortization (3)	$124,042	$118,748	$136,812

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,
	2018	2017
Identifiable assets:
Europe Caspian	$1,087,437	$1,091,536
Africa	374,121	325,719
Americas	788,879	809,071
Asia Pacific	342,166	433,614
Corporate and other (4)	572,399	453,907
Total identifiable assets	$3,165,002	$3,113,847

	March 31,
	2018	2017
Investments in unconsolidated affiliates – equity method investments:
Europe Caspian	$270	$257
Americas	116,276	200,362
Corporate and other	3,338	3,257
Total investments in unconsolidated affiliates – equity method investments	$119,884	$203,876
_______________

(1)	Includes an impairment of our investment in Líder of $85.7 million for fiscal year 2018. For further details, see Note 1.

(2)	Includes $2.3 million, $39.5 million and $84.8 million of construction in progress payments that were not allocated to business units in fiscal years 2018, 2017 and 2016, respectively.

(3)
Includes accelerated depreciation expense of $10.4 million during fiscal year 2017 related to aircraft where management made the decision to exit certain model types earlier than originally anticipated in our Europe Caspian, Americas and Africa regions of $0.5 million, $3.9 million and $6.0 million, respectively. We recorded accelerated depreciation expense of $28.7 million during fiscal year 2016 related to aircraft where management made the decision to exit certain model types earlier than originally anticipated in our Europe Caspian, Americas, Africa and Asia Pacific regions of $0.6 million $6.0 million, $16.8 million and $5.3 million, respectively. For further details, see Note 3.

(4)
Includes $67.7 million and $199.3 million of construction in progress within property and equipment on our consolidated balance sheets as of March 31, 2018 and 2017, respectively, which primarily represents progress payments on aircraft and facilities under construction to be delivered in future periods.

We attribute revenue to various countries based on the location where services are actually performed. Long-lived assets consist primarily of helicopters and fixed wing aircraft and are attributed to various countries based on the physical location of the asset at a given fiscal year-end. Information by geographic area is as follows (in thousands):

	Fiscal Year Ended March 31,
	2018	2017	2016
Gross revenue:
United Kingdom	$530,948	$510,796	$587,493
Norway	258,878	218,848	225,807
Australia	199,264	216,562	272,407
Nigeria	195,681	204,521	246,449
United States	103,047	87,234	158,901
Canada	61,701	61,877	61,257
Trinidad	53,144	57,531	55,423
Falkland Islands	—	1,935	44,724
Other countries	42,299	41,198	63,052
	$1,444,962	$1,400,502	$1,715,513

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,
	2018	2017
Long-lived assets:
United Kingdom	$630,555	$600,948
Australia	226,085	317,944
United States	410,651	298,804
Norway	156,593	268,892
Nigeria	293,781	228,863
Canada	193,092	204,842
Trinidad	80,497	118,058
Other countries	9,056	16,738
Construction in progress primarily attributable to aircraft (1)	67,710	199,275
	$2,068,020	$2,254,364
_______________

(1)	These costs have been disclosed separately as the physical location where the aircraft will ultimately be operated is subject to change.
During fiscal year 2018, we conducted operations in over 10 countries. Due to the nature of our principal assets, aircraft are regularly and routinely moved between operating areas (both domestic and foreign) to meet changes in market and operating conditions. During fiscal years 2018 and 2017, one client accounted for 10% or more of our consolidated gross revenue. During fiscal year 2016, two clients accounted for over 10% or more of our consolidated gross revenue. During fiscal year 2018, our top ten clients accounted for 61% of consolidated gross revenue.
Note 12 — QUARTERLY FINANCIAL INFORMATION (Unaudited)

	Fiscal Quarter Ended
	June 30(1)(2)	September 30 (3)(4)	December 31 (5)(6)	March 31 (7)(8)

	(In thousands, except per share amounts)
Fiscal year 2018
Gross revenue	$352,109	$373,676	$360,735	$358,442
Operating loss (9)	(24,589)	(12,917)	(3,497)	(107,835)
Net loss attributable to Bristow Group (9)	(55,275)	(31,209)	(8,273)	(100,901)
Loss per share:
Basic	$(1.57)	$(0.88)	$(0.23)	$(2.84)
Diluted	$(1.57)	$(0.88)	$(0.23)	$(2.84)
Fiscal year 2017
Gross revenue	$369,398	$357,467	$337,443	$336,194
Operating loss (9)	(26,235)	(26,882)	(19,097)	(19,528)
Net loss attributable to Bristow Group (9)	(40,772)	(29,797)	(21,927)	(78,040)
Loss per share:
Basic	$(1.17)	$(0.85)	$(0.62)	$(2.22)
Diluted	$(1.17)	$(0.85)	$(0.62)	$(2.22)
_______________

(1)
Operating loss, net loss and diluted loss per share for the fiscal quarter ended June 30, 2017 included: (a) a negative impact of $9.7 million, $6.6 million, and $0.19, respectively, from organizational restructuring costs to increase efficiency and reduced costs across the organization and (b) a negative impact of $1.2 million, $0.8 million and $0.02, respectively, due to impairment of inventories. Net loss and diluted loss per share for the fiscal quarter ended June 30, 2017 included a negative impact of $14.9 million and $0.42, respectively, due to tax items that include a one-time non-cash tax effect from repositioning of certain aircraft from one tax jurisdiction to another related to recent financing transactions and the valuation of deferred tax assets.

(2)
Operating loss, net loss and diluted loss per share for the fiscal quarter ended June 30, 2016 included: (a) a negative impact of $6.6 million, $4.3 million and $0.12, respectively, from organizational restructuring costs to increase efficiency and reduce costs across the organization and (b) a negative impact of $6.9 million, $4.5 million and $0.13 due to fleet changes that resulted in additional depreciation expense. Net loss and diluted loss per share for the fiscal quarter ended June 30, 2016 included a negative impact of $13.2 million and $0.38, respectively due to tax valuable allowances.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)
Operating loss, net loss and diluted loss per share for the fiscal quarter ended September 30, 2017 included a negative impact of $2.7 million, $2.2 million, and $0.06, respectively, from organizational restructuring costs to increase efficiency and reduced costs across the organization. Net loss and diluted loss per share for the fiscal quarter ended September 30, 2017 included a negative impact of $3.2 million and $0.09, respectively, due to tax items that include a one-time non-cash tax effect from repositioning of certain aircraft from one tax jurisdiction to another related to recent financing transactions and the valuation of deferred tax assets.

(4)
Operating loss, net loss and diluted loss per share for the fiscal quarter ended September 30, 2016 included: (a) a negative impact of $10.7 million, $7.3 million and $0.21, respectively, from organizational restructuring costs to increase efficiency and reduced costs across the organization, (b) a negative impact of $1.3 million, $0.9 million and $0.02, respectively, due to fleet changes that resulted in additional depreciation expense and (c) a negative impact of $7.6 million, $5.3 million and $0.15,respectively, due to impairment charges on inventory. Net loss and diluted loss per share for the fiscal quarter ended September 30, 2016 included a negative impact of $2.5 million and $0.07, respectively, due to tax valuation allowances.

(5)
Operating loss, net loss and diluted loss per share for the fiscal quarter ended December 31, 2017 included a negative impact of $2.8 million, $2.5 million, and $0.07, respectively, from organizational restructuring costs to increase efficiency and reduced costs across the organization. Net loss and diluted loss per share for the fiscal quarter ended December 31, 2017 included a positive impact of $15.1 million and $0.42, respectively, due to tax items that include a one-time non-cash benefit related to the revaluation of net deferred tax liabilities to a lower tax rate resulting from the Act in December 2017 offset by the negative impact of deemed repatriation of foreign earnings under the Act.

(6)
Operating loss, net loss and diluted loss per share for the fiscal quarter ended December 31, 2016 included: (a) a negative impact of $0.8 million, $0.6 million and $0.02, respectively, from organizational restructuring costs to increase efficiency and reduced costs across the organization, (b) a negative impact of $1.1 million, $0.8 million and $0.02 respectively, due to fleet changes that resulted in additional depreciation expense and (c) a negative impact of $8.7 million, $7.9 million and $0.22, respectively, due to impairment of goodwill related to Eastern Airways. Net loss and diluted loss per share for the fiscal quarter ended December 31, 2016 included a negative impact of $3.7 million and $0.10, respectively, due to tax valuation allowances.

(7)
Operating loss, net loss and diluted loss per share for the fiscal quarter ended March 31, 2018 included a negative impact of $90.2 million, $62.4 million, and $1.76, respectively, from loss on impairment, a negative impact of $8.5 million, $6.0 million, and $0.17, respectively, from organizational restructuring costs to increase efficiency and reduced costs across the organization. Net loss and diluted loss per share for the fiscal quarter ended March 31, 2018 included: (a) a positive impact of $25.8 million and $0.73, respectively, for a one-time non-cash tax effect from the true-up of the one-time transition tax on the repatriation of foreign earnings under the Act and net reversal of valuation allowances on deferred tax assets, partially offset by expense related to the true-up of the revaluation of net deferred tax liabilities to a lower tax rate resulting from the Act and (b) a negative impact of $1.3 million and $0.04, respectively, due to early extinguishment of debt.

(8)
Operating loss, net loss and diluted loss per share for the fiscal quarter ended March 31, 2017 included: (a) a negative impact of $2.8 million, $2.1 million and $0.06, respectively, from organizational restructuring costs to increase efficiency and reduced costs across the organization, (b) a negative impact of $1.1 million, $0.7 million and $0.02, respectively, due to fleet changes that resulted in additional depreciation expense and (c) a positive impact of $5.9 million, $5.9 million and $0.17, respectively, from the reversal of Airnorth contingent consideration. Net loss and diluted loss per share for the fiscal quarter ended March 31, 2016 included a negative impact of $40.0 million and $1.14, respectively, due to tax items that include a one-time non-cash tax effect from repositioning of certain aircraft from one tax jurisdiction to another related to recent financing transactions and the valuation of deferred tax assets.

(9)
The fiscal quarters ended June 30, September 30 and December 31, 2017, and March 31, 2018 included $0.7 million, $(8.5) million, $(4.6) million and $(5.2) million, respectively, in gain (loss) on disposal of assets included in operating loss which also increased net loss by $3.9 million, $14.1 million, $2.5 million and $40.1 million, respectively, and diluted loss per share by $0.11, $0.40, $0.07 and $1.13, respectively. The fiscal quarters ended June 30, September 30 , December 31, 2016, and March 31, 2017 included $10.0 million, $2.2 million, $0.9 million and $1.4 million, respectively in loss on disposal of assets included in operating loss which also impacted net loss by $(6.8) million, $(1.5) million, $1.1 million and $(0.8) million, respectively, and diluted loss per share by $(0.19), $(0.04), $0.03 and $(0.02), respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
The Company has registered senior notes (see Note 4) that the Guarantor Subsidiaries have fully, unconditionally, jointly and severally guaranteed. The Company has also issued certain other unregistered debt securities that have been fully, unconditionally, jointly and severally guaranteed by the Guarantor Subsidiaries that also guarantee the registered senior notes. The following supplemental financial information sets forth, on a consolidating basis, the balance sheet, statement of operations, comprehensive income and cash flow information for Bristow Group Inc. (“Parent Company Only”), for the Guarantor Subsidiaries and for our other subsidiaries (the “Non-Guarantor Subsidiaries”). We have not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.
The supplemental condensed consolidating financial information has been prepared pursuant to the rules and regulations for condensed financial information and does not include all disclosures included in annual financial statements, although we believe that the disclosures made are adequate to make the information presented not misleading. The principal eliminating entries eliminate investments in intercompany subsidiaries, intercompany balances and intercompany revenue and expense.
The allocation of the consolidated income tax provision was made using the with and without allocation method.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Operations
Fiscal Year Ended March 31, 2018

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue:
Gross revenue	$233	$187,333	$1,257,396	$—	$1,444,962
Intercompany revenue	—	118,807	—	(118,807)	—
	233	306,140	1,257,396	(118,807)	1,444,962
Operating expense:
Direct cost and reimbursable expense	3,442	200,178	978,894	—	1,182,514
Intercompany expenses	—	—	118,807	(118,807)	—
Depreciation and amortization	12,031	53,034	58,977	—	124,042
General and administrative	54,598	27,401	102,988	—	184,987
	70,071	280,613	1,259,666	(118,807)	1,491,543

Loss on impairment	—	(1,192)	(90,208)	—	(91,400)
Gain (loss) on disposal of assets	(1,995)	5,112	(20,712)	—	(17,595)
Earnings from unconsolidated affiliates, net of losses	(104,396)	—	6,738	104,396	6,738
Operating income (loss)	(176,229)	29,447	(106,452)	104,396	(148,838)

Interest expense, net	(42,871)	(22,942)	(11,247)	—	(77,060)
Other income (expense), net	(168)	(1,038)	(1,870)	—	(3,076)

Income (loss) before (provision) benefit for income taxes	(219,268)	5,467	(119,569)	104,396	(228,974)
Allocation of consolidated income taxes	23,661	11,196	(3,966)	—	30,891
Net income (loss)	(195,607)	16,663	(123,535)	104,396	(198,083)
Net (income) loss attributable to noncontrolling interests	(51)	—	2,476	—	2,425
Net income (loss) attributable to Bristow Group	$(195,658)	$16,663	$(121,059)	$104,396	$(195,658)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
Fiscal Year Ended March 31, 2018

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net income (loss)	$(195,607)	$16,663	$(123,535)	$104,396	$(198,083)
Other comprehensive income (loss):
Currency translation adjustments	—	992	91,737	(66,802)	25,927
Pension liability adjustment	—	—	12,333	—	12,333
Unrealized loss on cash flow hedges, net of tax benefit	—	—	(346)	—	(346)
Total comprehensive income (loss)	(195,607)	17,655	(19,811)	37,594	(160,169)

Net (income) loss attributable to noncontrolling interests	(51)	—	2,476	—	2,425
Currency translation adjustments attributable to noncontrolling interests	—	—	4,269	—	4,269
Total comprehensive (income) loss attributable to noncontrolling interests	(51)	—	6,745	—	6,694
Total comprehensive income (loss) attributable to Bristow Group	$(195,658)	$17,655	$(13,066)	$37,594	$(153,475)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Balance Sheet
As of March 31, 2018

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$277,176	$8,904	$94,143	$—	$380,223
Accounts receivable	211,412	423,214	250,984	(638,630)	246,980
Inventories	—	31,300	98,314	—	129,614
Assets held for sale	—	26,737	3,611	—	30,348
Prepaid expenses and other current assets	3,367	4,494	41,016	(1,643)	47,234
Total current assets	491,955	494,649	488,068	(640,273)	834,399

Intercompany investment	2,204,454	104,435	141,683	(2,450,572)	—
Investment in unconsolidated affiliates	—	—	126,170	—	126,170
Intercompany notes receivable	183,634	36,358	368,575	(588,567)	—
Property and equipment - at cost:
Land and buildings	4,806	58,191	187,043	—	250,040
Aircraft and equipment	156,651	1,326,922	1,027,558	—	2,511,131
	161,457	1,385,113	1,214,601	—	2,761,171
Less – Accumulated depreciation and amortization	(39,780)	(263,412)	(389,959)	—	(693,151)
	121,677	1,121,701	824,642	—	2,068,020
Goodwill	—	—	19,907	—	19,907
Other assets	4,966	2,122	109,418	—	116,506
Total assets	$3,006,686	$1,759,265	$2,078,463	$(3,679,412)	$3,165,002

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$341,342	$175,133	$201,704	$(616,909)	$101,270
Accrued liabilities	59,070	6,735	161,077	(21,955)	204,927
Short-term borrowings and current maturities of long-term debt	(3,334)	20,596	39,438	—	56,700
Total current liabilities	397,078	202,464	402,219	(638,864)	362,897

Long-term debt, less current maturities	843,819	276,186	309,829	—	1,429,834
Intercompany notes payable	132,740	370,407	41,001	(544,148)	—
Accrued pension liabilities	—	—	37,034	—	37,034
Other liabilities and deferred credits	14,078	7,924	14,950	—	36,952
Deferred taxes	77,373	27,794	10,025	—	115,192
Stockholders’ investment:
Common stock	382	4,996	131,317	(136,313)	382
Additional paid-in-capital	852,565	29,387	284,048	(313,435)	852,565
Retained earnings	793,783	838,727	478,661	(1,317,388)	793,783
Accumulated other comprehensive income (loss)	78,306	1,380	363,484	(729,264)	(286,094)
Treasury shares	(184,796)	—	—	—	(184,796)
Total Bristow Group stockholders’ investment	1,540,240	874,490	1,257,510	(2,496,400)	1,175,840
Noncontrolling interests	1,358	—	5,895	—	7,253
Total stockholders’ investment	1,541,598	874,490	1,263,405	(2,496,400)	1,183,093
Total liabilities, redeemable noncontrolling interests and stockholders’ investment	$3,006,686	$1,759,265	$2,078,463	$(3,679,412)	$3,165,002

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended March 31, 2018

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash provided by (used in) operating activities	$(125,596)	$61,757	$44,295	$—	$(19,544)

Cash flows from investing activities:
Capital expenditures	(8,902)	(9,754)	(105,111)	77,480	(46,287)
Proceeds from asset dispositions	—	85,785	40,435	(77,480)	48,740
Proceeds from OEM cost recoveries	—	—	94,463	—	94,463
Net cash provided by (used in) investing activities	(8,902)	76,031	29,787	—	96,916

Cash flows from financing activities:
Proceeds from borrowings	665,106	—	231,768	—	896,874
Debt issuance costs	(11,677)	(552)	(8,331)	—	(20,560)
Repayment of debt	(621,902)	(18,512)	(31,153)	—	(671,567)
Purchase of 4½ Convertible Senior Notes call option	(40,393)	—	—	—	(40,393)
Proceeds from issuance of warrants	30,259	—	—	—	30,259
Partial prepayment of put/call obligation	(49)	—	—	—	(49)
Dividends paid to noncontrolling interest	—	—	(331)	—	(331)
Dividends paid	217,802	—	(220,267)	—	(2,465)
Increases (decreases) in cash related to intercompany advances and debt	171,886	(110,119)	(61,767)	—	—
Repurchases for tax withholdings on vesting of equity awards	(2,740)	—	—	—	(2,740)
Net cash provided by (used in) financing activities	408,292	(129,183)	(90,081)	—	189,028
Effect of exchange rate changes on cash and cash equivalents	—	—	17,167	—	17,167
Net increase in cash and cash equivalents	273,794	8,605	1,168	—	283,567
Cash and cash equivalents at beginning of period	3,382	299	92,975	—	96,656
Cash and cash equivalents at end of period	$277,176	$8,904	$94,143	$—	$380,223

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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
Fiscal Year Ended March 31, 2017

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net loss	$(170,486)	$(24,107)	$(10,458)	$28,161	$(176,890)
Other comprehensive income (loss):
Currency translation adjustments	—	388	209,065	(231,089)	(21,636)
Pension liability adjustment	—	—	(11,511)	—	(11,511)
Total comprehensive income (loss)	(170,486)	(23,719)	187,096	(202,928)	(210,037)

Net (income) loss attributable to noncontrolling interests	(50)	—	6,404	—	6,354
Currency translation adjustment attributable to noncontrolling interest	—	—	(5,311)	—	(5,311)
Total comprehensive income (loss) attributable to noncontrolling interests	(50)	—	1,093	—	1,043
Total comprehensive income (loss) attributable to Bristow Group	$(170,536)	$(23,719)	$188,189	$(202,928)	$(208,994)

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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended March 31, 2017

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash provided by (used in) operating activities	$(100,841)	$18,359	$94,019	$—	$11,537

Cash flows from investing activities:
Capital expenditures	(16,544)	(25,756)	(92,810)	—	(135,110)
Proceeds from asset dispositions	—	16,346	2,125	—	18,471
Deposit received on asset held for sale	—	290	—	—	290
Net cash used in investing activities	(16,544)	(9,120)	(90,685)	—	(116,349)

Cash flows from financing activities:
Proceeds from borrowings	300,600	309,889	97,778	—	708,267
Payment of contingent consideration	—	—	(10,000)	—	(10,000)
Debt issuance costs	(2,925)	(4,199)	(886)	—	(8,010)
Repayment of debt and debt redemption premiums	(533,500)	(5,016)	(31,812)	—	(570,328)
Partial prepayment of put/call obligation	(49)	—	—	—	(49)
Dividends to noncontrolling interest	—	—	(2,533)	—	(2,533)
Dividends paid	13,780	(21,226)	(2,385)	—	(9,831)
Increases (decreases) in cash related to intercompany advances and debt	308,455	(291,781)	(16,674)	—	—
Repurchases for tax withholdings on vesting of equity awards	(835)	—	—	—	(835)
Net cash provided by (used in) financing activities	85,526	(12,333)	33,488	—	106,681
Effect of exchange rate changes on cash and cash equivalents	—	—	(9,523)	—	(9,523)
Net increase (decrease) in cash and cash equivalents	(31,859)	(3,094)	27,299	—	(7,654)
Cash and cash equivalents at beginning of period	35,241	3,393	65,676	—	104,310
Cash and cash equivalents at end of period	$3,382	$299	$92,975	$—	$96,656

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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
Fiscal Year Ended March 31, 2016

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net income (loss)	$(72,385)	$1,171	$(4,705)	$(1,230)	$(77,149)
Other comprehensive income (loss):
Currency translation adjustments	2	—	(186,812)	165,206	(21,604)
Pension liability adjustment	—	—	705	—	705
Total comprehensive income (loss)	(72,383)	1,171	(190,812)	163,976	(98,048)

Net income attributable to noncontrolling interests	(57)	—	4,764	—	4,707
Currency translation adjustments attributable to noncontrolling interests	—	—	1,409	—	1,409
Total comprehensive income attributable to noncontrolling interests	(57)	—	6,173	—	6,116
Total comprehensive income (loss) attributable to Bristow Group	(72,440)	1,171	(184,639)	163,976	(91,932)
Accretion of redeemable noncontrolling interests	—	—	(1,498)	—	(1,498)
Total comprehensive income (loss) attributable to common stockholders	$(72,440)	$1,171	$(186,137)	$163,976	$(93,430)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended March 31, 2016

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash provided by (used in) operating activities	$(94,292)	$104,989	$107,534	$—	$118,231

Cash flows from investing activities:
Capital expenditures	(31,223)	(239,773)	(101,379)	—	(372,375)
Proceeds from asset dispositions	—	50,780	9,255	—	60,035
Investment in unconsolidated affiliates	—	—	(4,410)	—	(4,410)
Net cash used in investing activities	(31,223)	(188,993)	(96,534)	—	(316,750)

Cash flows from financing activities:
Proceeds from borrowings	908,225	—	20,577	—	928,802
Payment of contingent consideration	—	—	(9,453)	—	(9,453)
Debt issuance costs	(5,139)	—	—	—	(5,139)
Repayment of debt and debt redemption premiums	(649,650)	—	(27,353)	—	(677,003)
Partial prepayment of put/call obligation	(55)	—	—	—	(55)
Acquisition of noncontrolling interest	—	—	(7,309)	—	(7,309)
Dividends paid to noncontrolling interests	—	—	(153)	—	(153)
Dividends paid	(38,076)	—	—	—	(38,076)
Increases (decreases) in cash related to intercompany advances and debt	(52,470)	86,513	(34,043)	—	—
Repurchases for tax withholdings on vesting of equity awards	(2,205)	—	—	—	(2,205)
Net cash provided by (used in) financing activities	160,630	86,513	(57,734)	—	189,409
Effect of exchange rate changes on cash and cash equivalents	—	—	9,274	—	9,274
Net increase (decrease) in cash and cash equivalents	35,115	2,509	(37,460)	—	164
Cash and cash equivalents at beginning of period	126	884	103,136	—	104,146
Cash and cash equivalents at end of period	$35,241	$3,393	$65,676	$—	$104,310

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision of and with the participation of our management, including Jonathan E. Baliff, our Chief Executive Officer (“CEO”), and L. Don Miller, our Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2018. Based on that evaluation, our CEO and CFO concluded that such disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and such information is accumulated and communicated to our management as appropriate to allow for timely decisions regarding required disclosure under the Exchange Act.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2018. The assessment was based on criteria established in the framework Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2018.
The effectiveness of the Company’s internal control over financial reporting as of March 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report included herein.
MATERIAL CHANGES IN INTERNAL CONTROL
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Bristow Group Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Bristow Group Inc. and subsidiaries’ (the Company) internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ investment and redeemable noncontrolling interests for each of the years in the three-year period ended March 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated May 23, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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
/s/ KPMG LLP
Houston, Texas
May 23, 2018

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our fiscal year 2018 annual meeting of stockholders under the captions “Corporate Governance,” “Committees of the Board of Directors,” and “Executive Officers of the Registrant” and is incorporated into this document by reference.
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
Item 11. Executive Compensation
The information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our fiscal year 2018 annual meeting of stockholders under the caption “Director and Executive Officer Compensation” and, except as specified in the following sentence, is incorporated into this document by reference. Information in our fiscal year 2018 proxy statement not deemed to be “soliciting material” or “filed” with the SEC under its rules, including the Report of the Compensation Committee on Executive Compensation and the Report of the Audit Committee is not and shall not be deemed to be incorporated by reference into this report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our fiscal year 2018 annual meeting of stockholders under the caption “Securities Ownership” and is incorporated into this document by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 appears in Items 11 and 12 of this report.
Item 14. Principal Accounting Fees and Services
The information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our fiscal year 2018 annual meeting of stockholders under the caption “Approval and Ratification of the Company’s Independent Auditors” and is incorporated into this document by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) (1) Financial Statements —
(a) (2) Financial Statement Schedules
All schedules have been omitted because the information required is included in the financial statements or notes or have been omitted because they are not applicable or not required.
(a) (3) Exhibits

		Incorporated by Reference to
	Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(3)	Articles of Incorporation and By-law.
	(1) Restated Certificate of Incorporation of Bristow Group Inc. dated August 2, 2007.	001-31617	10-Q	August 2, 2007	3.1
	(2) Amended and Restated By-laws of Bristow Group Inc.	001-31617	8-K	March 6, 2014	3.1
(4)	Instruments defining the rights of security holders, including indentures.
	(1) Registration Rights Agreement dated December 19, 1996, between Bristow Group Inc. and Caledonia Industrial & Services Limited.	0-5232	10-Q	February 14, 1997	4.3
	(2) Indenture, dated as of June 17, 2008, among Bristow Group Inc., the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee (the “2008 Base Indenture”).	001-31617	8-K	June 17, 2008	4.1
	(3) First Supplemental Indenture, dated as of June 17, 2008, to the 2008 Base Indenture.	001-31617	8-K	June 17, 2008	4.2
	(4) Second Supplemental Indenture, dated as of June 17, 2008, to the 2008 Base Indenture.	001-31617	8-K	October 1, 2012	10.4
	(5) Third Supplemental Indenture, dated as of June 17, 2008, to the 2008 Base Indenture.	001-31617	8-K	October 12, 2012	4.2
	(6)†† Fourth Supplemental Indenture, dated as of June 21, 2016, to the 2008 Base Indenture.
	(7)†† Fifth Supplemental Indenture, dated as of November 10, 2016, to the 2008 Base Indenture.
	(8)†† General Termination and Release, dated as of November 1, 2017, under the 2008 Base Indenture.
	(9) Sixth Supplemental Indenture, dated as of December 18, 2017, to the 2008 Base Indenture.	001-31617	8-K	December 18, 2017	4.2
	(10) Indenture, dated as of March 6, 2018, among Bristow Group Inc., the Subsidiary Guarantors named therein and the U.K. Bank National Association, as Trustee and Collateral Agent.	001-31617	8-K	March 6, 2018	4.1
(10)	(1) Master Agreement dated December 12, 1996.	0-5232	8-K	January 3, 1997	2(1)

	Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(2) Supplemental Letter Agreement dated December 19, 1996 to the Master Agreement.	5-34191	13-D	April 23, 1997	2
(3) Offshore Logistics, Inc. Deferred Compensation Plan. *	001-31617	10-K	June 8, 2004	10(18)
(4) Form of Aircraft Lease agreement between CFS Air, LLC and Air Logistics, L.L.C. (a Schedule I has been filed as part of this exhibit setting forth certain terms omitted from the Form of the Aircraft Lease Agreement).	001-31617	10-Q	February 9, 2006	10.2
(5) S-92 New Helicopter Sales Agreement dated as of May 19, 2006 between Bristow Group Inc. and Sikorsky Aircraft Corporation. +	001-31617	10-Q	August 8, 2006	10.1
(6) Form of Employee Nonqualified Stock Option Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	May 25, 2007	10.4
(7) Bristow Group Inc. 2007 Long Term Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Form DEF14A filed with the SEC on June 21, 2013). *	001-31617	DEF 14A	June 21, 2013	A
(8) Common Stock Purchase Agreement.	001-31617	8-K	June 17, 2008	10.1
(9) Form of Outside Director Restricted Stock Unit Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	August 8, 2008	10.1
(10) Amendment to Form of Aircraft Lease agreement between CFS Air, LLC and Air Logistics, L.L.C.	001-31617	10-Q	November 5, 2008	10.2
(11) Líder Aviação Holding S.A. Shareholders Agreement dated May 26, 2009. +	001-31617	10-Q	August 6, 2009	10.1
(12) Indemnity Agreement.	001-31617	8-K	November 10, 2009	10.1
(13) Amendment No. 1 to 2007 Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	10-K	May 21, 2010	10.69
(14) Form of 2010 Stock Option Award Letter. *	001-31617	8-K	June 15, 2010	10.1
(15) Employment Agreement with Jonathan E. Baliff dated September 12, 2010. *	001-31617	8-K	September 16, 2010	10.1
(16) Indemnity Agreement with Stephen King.	001-31617	8-K	February 7, 2011	10.1
(17) Form of Outside Director Restricted Cash Award Letter. *	001-31617	8-K	August 5, 2011	10.1
(18) Amended and Restated Revolving Credit and Term Loan Agreement, dated November 22, 2010.	001-31617	10-Q	February 2, 2011	10.2
(19) First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 22, 2011.	001-31617	8-K	December 28, 2011	10.1
(20) Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of October 1, 2012.	001-31617	8-K	October 4, 2012	10.2
(21) Third Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of April 29, 2013.	001-31617	8-K	May 2, 2013	10.1
(22) Fourth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of March 14, 2014.	001-31617	8-K	March 17, 2014	10.1
(23) Fifth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of April 17, 2015.	001-31617	8-K	April 20, 2015	10.1
(24) Sixth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of September 29, 2015.	001-31617	8-K	October 2, 2015	10.1
(25) Seventh Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of November 5, 2015.	001-31617	8-K	November 5, 2015	10.2

	Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(26) Eighth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of May 23, 2016.	001-31617	8-K	May 25, 2016	10.1
(27) Ninth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of September 16, 2016.	001-31617	8-K	September 19, 2016	10.1
(28) Form of 2012 Stock Option Award Letter. *	001-31617	8-K	May 25, 2012	10.1
(29) Form of Unanimous Shareholder Agreement, by and among Bristow Group Inc., Kenneth Norie, Cougar Helicopters Inc., and the other parties signatory thereto.	001-31617	8-K	October 4, 2012	10.1
(30) S-92 New Helicopter Sales Agreement dated as of November 7, 2012, between Bristow Group Inc. and Sikorsky Aircraft Corporation. +	001-31617	10-Q/A	April 8, 2013	10.1
(31) U.K. Search & Rescue Helicopter Service Contract dated as of March 26, 2013, between Bristow Helicopters and U.K. Department for Transport. +	001-31617	10-K/A	November 7, 2013	10.69
(32) Letter regarding treatment of unvested long-term incentive plan awards.	001-31617	10-Q	November 7, 2013	10.1
(33) Form of 2014 Restricted Stock Unit Retention Award Letter. *	001-31617	8-K	February 4, 2014	10.2
(34) Summary of Terms and Conditions of Nonqualified Stock Options Award. *	001-31617	8-K	June 10, 2014	10.1
(35) Summary of Terms and Conditions of Officer Restricted Stock Unit Award. *	001-31617	8-K	June 10, 2014	10.2
(36) Summary of Terms and Conditions of Officer Performance Cash Award. *	001-31617	8-K	June 10, 2014	10.3
(37) Bristow Group Inc. Management Severance Benefits Plan for U.S. Employees. *	001-31617	10-K	May 20, 2015	10.70
(38) Bristow Group Inc. Management Severance Benefits Plan for Non-U.S. Employees. *	001-31617	10-K	May 20, 2015	10.71
(39) Compensation Package for Mr. Miller dated as of August 14, 2015.	001-31617	8-K	August 17, 2015	10.1
(40) Stock Option Retention Award Letter for Mr. Miller dated August 14, 2015. *	001-31617	8-K	August 17, 2015	10.2
(41) Term Loan Credit Agreement, dated as of November 5, 2015.	001-31617	8-K	November 5, 2015	10.1
(42) First Amendment to Term Loan Credit Agreement dated as of May 23, 2016.	001-31617	8-K	May 25, 2016	10.2
(43) Second Amendment to Term Loan Credit Agreement, dated as of September 16, 2016.	001-31617	8-K	September 19, 2016	10.2
(44) Terms and Conditions of Nonqualified Stock Option Award. *	001-31617	8-K	June 9, 2016	10.1
(45) Summary of Terms and Conditions of Officer Restricted Stock Unit Award. *	001-31617	8-K	June 9, 2016	10.2
(46) Summary of Terms and Conditions of Officer Performance Cash Award. *	001-31617	8-K	June 9, 2016	10.3
(47) Bristow Group Inc. Fiscal Year 2017 Annual Incentive Compensation Plan. *	001-31617	8-K	June 9, 2016	10.4
(48) Supplement to Bristow Group Inc. Fiscal Year 2017 Annual Incentive Compensation Plan. *	001-31617	8-K	June 9, 2016	10.5
(49) Separation Agreement and Release in Full between the Company and K. Jeremy Akel, dated as of June 7, 2016.	001-31617	8-K	June 9, 2016	10.6

	Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(50) Separation Agreement and Release in Full between Bristow Group Inc. and Hilary S. Ware, dated as of July 1, 2016.	001-31617	8-K	July 15, 2016	10.1
(51) Compensation Package for Mr. Akiri, dated as of August 4, 2016. *	001-31617	8-K	August 4, 2016	10.1
(52) Compensation Package for Mr. Collins, dated as of October 5, 2016. *	001-31617	8-K	October 5, 2016	10.1
(53) Term Loan Credit Agreement, dated as of November 11, 2016, among Bristow U.S. Leasing LLC, the lenders from time to time party thereto and Lombard North Central Plc.	001-31617	8-K	November 14, 2016	10.1
(54) Term Loan Credit Agreement, dated as of November 11, 2016, among Bristow Aircraft Leasing Limited, the lenders from time to time party thereto and Lombard North Central Plc.	001-31617	8-K	November 14, 2016	10.2
(55) Term Loan Credit Agreement, dated as of February 1, 2017, among Bristow U.S. LLC, the several banks, other financial institutions and other lenders from time to time party thereto and Macquarie Bank Limited, as administrative agent and as security agent.	001-31617	8-K	February 2, 2017	10.1
(56) Terms and Conditions of Nonqualified Stock Option Award.	001-31617	8-K	June 16, 2017	10.1
(57) Summary of Terms and Conditions of Officer Restricted Stock Unit Award.	001-31617	8-K	June 16, 2017	10.2
(5) Summary of Terms and Conditions of Officer Performance Cash Award.	001-31617	8-K	June 16, 2017	10.3
(59) Bristow Group Inc. Fiscal Year 2018 Annual Incentive Compensation Plan.	001-31617	8-K	June 16, 2017	10.4
(60) Supplement to Bristow Group Inc. Fiscal Year 2018 Annual Incentive Compensation Plan.	001-31617	8-K	June 16, 2017	10.5
(61) Retention Agreement between the Company and L. Don Miller, dated June 12, 2017.	001-31617	8-K	June 16, 2017	10.6
(62) Retention Agreement between the Company and Brian J. Allman, dated June 14, 2017.	001-31617	8-K	June 16, 2017	10.7
(63) Separation Agreement and Release in Full dated June 8, 2017 between the Company and Chet Akiri.	001-31617	8-K	June 30, 2017	10.1
(64) Separation Agreement and Release in Full dated June 8, 2017 between the Company and William Collins.	001-31617	8-K	July 6, 2017	10.1
(65) Credit Agreement, dated as of July 17, 2017.	001-31617	8-K	July 18, 2017	10.1
(66) Separation Agreement and Release in Full dated June 8, 2017 between the Company and E. Chipman Earle.	001-31617	8-K	July 18, 2017	10.1
(67) Letter Agreement, dated December 13, 2017, between Credit Suisse Capital LLC and the Company, regarding the Base Warrant Transactions (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 18, 2017).	001-31617	8-K	December 18, 2017	10.1
(68) Letter Agreement, dated December 13, 2017, between Barclays Bank PLC and the Company, regarding the Base Warrant Transactions (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 18, 2017).	001-31617	8-K	December 18, 2017	10.2
(69) Letter Agreement, dated December 13, 2017, between Citibank, N.A., and the Company, regarding the Base Warrant Transactions (incorporated herein by reference to Exhibit 10.3 to the Company Form 8-K filed on December 18, 2017).	001-31617	8-K	December 18, 2017	10.3

	Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(70) Letter Agreement, dated December 13, 2017, between JPMorgan Chase Bank, National Association, and the Company, regarding the Base Warrant Transactions (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on December 18, 2017).	001-31617	8-K	December 18, 2017	10.4
(71) Letter Agreement, dated December 13, 2017, between Credit Suisse Capital LLC and the Company, regarding the Base Note Hedge Transactions (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed on December 18, 2017).	001-31617	8-K	December 18, 2017	10.5
(72) Letter Agreement, dated December 13, 2017, between Barclays Bank PLC and the Company, regarding the Base Note Hedge Transactions (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K filed on December 18, 2017).	001-31617	8-K	December 18, 2017	10.6
(73) Letter Agreement, dated December 13, 2017, between Citibank, N.A., and the Company, regarding the Base Note Hedge Transactions (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 8-K filed on December 18, 2017).	001-31617	8-K	December 18, 2017	10.7
(74) Letter Agreement, dated December 13, 2017, between JPMorgan Chase Bank, National Association, and the Company, regarding the Base Note Hedge Transactions (incorporated herein by reference to Exhibit 10.8 to the Company’s Form 8-K filed on December 18, 2017).	001-31617	8-K	December 18, 2017	10.8
(75) Letter Agreement, dated December 14, 2017, between Credit Suisse Capital LLC and the Company, regarding the Additional Warrant Transactions (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 8-K filed on December 18, 2017).	001-31617	8-K	December 18, 2017	10.9
(76) Letter Agreement, dated December 14, 2017, between Barclays Bank PLC and the Company, regarding the Additional Warrant Transactions (incorporated herein by reference to Exhibit 10.10 to the Company’s Form 8-K filed on December 18, 2017).	001-31617	8-K	December 18, 2017	10.10
(77) Letter Agreement, dated December 14, 2017, between Citibank, N.A., and the Company, regarding the Additional Warrant Transactions (incorporated herein by reference to Exhibit 10.11 to the Company’s Form 8-K filed on December 18, 2017).	001-31617	8-K	December 18, 2017	10.11
(78) Letter Agreement, dated December 14, 2017, between JPMorgan Chase Bank, National Association, and the Company, regarding the Additional Warrant Transactions (incorporated herein by reference to Exhibit 10.12 to the Company’s Form 8-K filed on December 18, 2017).	001-31617	8-K	December 18, 2017	10.12
(79) Letter Agreement, dated December 14, 2017, between Credit Suisse Capital LLC and the Company, regarding the Additional Note Hedge Transactions (incorporated herein by reference to Exhibit 10.13 to the Company’s Form 8-K filed on December 18, 2017).	001-31617	8-K	December 18, 2017	10.13
(80) Letter Agreement, dated December 14, 2017, between Barclays Bank PLC and the Company, regarding the Additional Note Hedge Transactions (incorporated herein by reference to Exhibit 10.14 to the Company’s Form 8-K filed on December 18, 2017).	001-31617	8-K	December 18, 2017	10.14
(81) Letter Agreement, dated December 14, 2017, between Citibank, N.A., and the Company, regarding the Additional Note Hedge Transactions (incorporated herein by reference to Exhibit 10.15 to the Company’s Form 8-K filed on December 18, 2017).	001-31617	8-K	December 18, 2017	10.15

	Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(82)Letter Agreement, dated December 14, 2017, between JPMorgan Chase Bank, National Association, and the Company, regarding the Additional Note Hedge Transactions (incorporated herein by reference to Exhibit 10.16 to the Company’s Form 8-K filed on December 18, 2017).	001-31617	8-K	December 18, 2017	10.16
(83) ABL Facilities Agreement, dated April 17, 2018, among Bristow Norway AS, Bristow Helicopters Limited, the Company, Barclays Bank PLC and Credit Suisse AG, Cayman Islands Branch and the other lenders from time to time party thereto.	001-31617	8-K	April 23, 2018	10.1

(21)†	Subsidiaries.
(23)†	Consent of Independent Registered Public Accounting Firm.
(24)†	Powers of Attorney.
(31.1)†	Certification of Chief Executive Officer.
(31.2)†	Certification of Chief Financial Officer.
(32.1)†	Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)†	Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_______________

*	Compensatory Plan or Arrangement
†	Furnished herewith
††	Filed herewith
+	Confidential information has been omitted from this exhibit and filed separately with the SEC pursuant to a confidential treatment request under Rule 24(b)-2.
Agreements with respect to certain of the registrant’s long-term debt are not filed as Exhibits hereto inasmuch as the debt authorized under any such Agreement does not exceed 10% of the registrant’s total assets. The registrant agrees to furnish a copy of each such Agreement to the SEC upon request.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas on the 23rd day of May, 2018.

BRISTOW GROUP INC.

By: /s/ L. Don Miller
L. Don Miller Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the listed capacities on the 23rd day of May, 2018.

/s/ Jonathan E. Baliff	President, Chief Executive Officer
Jonathan E. Baliff	and Director

/s/ L. Don Miller	Senior Vice President and
L. Don Miller	Chief Financial Officer

/s/ Brian J. Allman	Vice President,
Brian J. Allman	Chief Accounting Officer

*	Director
Thomas N. Amonett

*	Director
Gaurdie E. Banister, Jr.

*	Director
Lori A. Gobillot

*	Director
Ian A. Godden

*	Director
A. William Higgins

*	Director
Stephen A. King

*	Chairman of the Board and Director
Thomas C. Knudson

*	Director
Mathew Masters

*	Director
Biggs C. Porter

/s/ Timothy J. Knapp
* By: Timothy J. Knapp (Attorney-in-Fact)