Form 10-Q
period 2018-06-30
Bristow Group Inc
filed 2018-08-02
CIK 73887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
☐ Yes ☑ No
Indicate the number shares outstanding of each of the issuer’s classes of Common Stock, as of July 27, 2018.
35,765,275 shares of Common Stock, $.01 par value

BRISTOW GROUP INC.
INDEX — FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements.
BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,
	2018	2017

	(Unaudited) (In thousands, except per share amounts)
Revenue:
Operating revenue from non-affiliates	$338,466	$322,118
Operating revenue from affiliates	12,521	17,611
Reimbursable revenue from non-affiliates	16,907	12,380
	367,894	352,109
Operating expense:
Direct cost	280,051	285,580
Reimbursable expense	15,904	12,226
Depreciation and amortization	30,941	31,056
General and administrative	40,101	46,707
	366,997	375,569

Loss on impairment	—	(1,192)
Gain (loss) on disposal of assets	(1,678)	699
Earnings from unconsolidated affiliates, net of losses	(3,017)	(665)
Operating loss	(3,798)	(24,618)

Interest expense, net	(27,144)	(16,021)
Other income (expense), net	(3,950)	(1,616)
Loss before benefit (provision) for income taxes	(34,892)	(42,255)
Benefit (provision) for income taxes	2,851	(13,491)
Net loss	(32,041)	(55,746)
Net (income) loss attributable to noncontrolling interests	(67)	471
Net loss attributable to Bristow Group	$(32,108)	$(55,275)

Loss per common share:
Basic	$(0.90)	$(1.57)
Diluted	$(0.90)	$(1.57)

Cash dividends declared per common share	$—	$0.07
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended June 30,
	2018	2017

	(Unaudited) (In thousands)
Net loss	$(32,041)	$(55,746)
Other comprehensive loss:
Currency translation adjustments	(29,033)	9,760
Unrealized gain on cash flow hedges, net of tax benefit of $0.3 million and zero, respectively	1,348	—
Total comprehensive loss	(59,726)	(45,986)

Net (income) loss attributable to noncontrolling interests	(67)	471
Currency translation adjustments attributable to noncontrolling interests	(139)	310
Total comprehensive (income) loss attributable to noncontrolling interests	(206)	781
Total comprehensive loss attributable to Bristow Group	$(59,932)	$(45,205)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2018	March 31, 2018
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$316,550	$380,223
Accounts receivable from non-affiliates	246,886	233,386
Accounts receivable from affiliates	12,914	13,594
Inventories	125,681	129,614
Assets held for sale	23,502	30,348
Prepaid expenses and other current assets	49,584	47,234
Total current assets	775,117	834,399
Investment in unconsolidated affiliates	114,609	126,170
Property and equipment – at cost:
Land and buildings	242,068	250,040
Aircraft and equipment	2,493,370	2,511,131
	2,735,438	2,761,171
Less – Accumulated depreciation and amortization	(715,496)	(693,151)
	2,019,942	2,068,020
Goodwill	19,175	19,907
Other assets	118,955	116,506
Total assets	$3,047,798	$3,165,002

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$100,299	$101,270
Accrued wages, benefits and related taxes	49,030	62,385
Income taxes payable	6,142	8,453
Other accrued taxes	8,573	7,378
Deferred revenue	18,729	15,833
Accrued maintenance and repairs	30,440	28,555
Accrued interest	16,388	16,345
Other accrued liabilities	51,325	65,978
Short-term borrowings and current maturities of long-term debt	53,723	56,700
Total current liabilities	334,649	362,897
Long-term debt, less current maturities	1,410,083	1,429,834
Accrued pension liabilities	30,526	37,034
Other liabilities and deferred credits	32,302	36,952
Deferred taxes	114,645	115,192
Commitments and contingencies (Note 7)
Stockholders’ investment:
Common stock, $.01 par value, authorized 90,000,000; outstanding: 35,765,275 as of June 30 and 35,526,625 as of March 31 (exclusive of 1,291,441 treasury shares)	385	382
Additional paid-in capital	856,826	852,565
Retained earnings	759,929	793,783
Accumulated other comprehensive loss	(313,918)	(286,094)
Treasury shares, at cost (2,756,419 shares)	(184,796)	(184,796)
Total Bristow Group stockholders’ investment	1,118,426	1,175,840
Noncontrolling interests	7,167	7,253
Total stockholders’ investment	1,125,593	1,183,093
Total liabilities and stockholders’ investment	$3,047,798	$3,165,002
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three Months Ended June 30,
	2018	2017

	(Unaudited) (In thousands)
Cash flows from operating activities:
Net loss	$(32,041)	$(55,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,941	31,056
Deferred income taxes	(6,776)	6,651
Discount amortization on long-term debt	1,510	23
Loss (gain) on disposal of assets	1,678	(699)
Loss on impairment	—	1,192
Deferral of lease payments	1,568	—
Stock-based compensation	1,692	4,136
Equity in earnings from unconsolidated affiliates less than dividends received	3,201	665
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(19,833)	(21,541)
Inventories	(1,496)	(3,551)
Prepaid expenses and other assets	(1,729)	5,106
Accounts payable	3,385	(3,288)
Accrued liabilities	(21,845)	(8,807)
Other liabilities and deferred credits	(4,374)	(6,376)
Net cash used in operating activities	(44,119)	(51,179)
Cash flows from investing activities:
Capital expenditures	(8,895)	(12,553)
Proceeds from asset dispositions	7,774	41,975
Net cash provided by (used in) investing activities	(1,121)	29,422
Cash flows from financing activities:
Proceeds from borrowings	387	69,018
Debt issuance costs	(2,378)	(493)
Repayment of debt	(14,194)	(66,947)
Partial prepayment of put/call obligation	(14)	(12)
Common stock dividends paid	—	(2,465)
Issuance of common stock	2,830	—
Repurchases for tax withholdings on vesting of equity awards	(1,484)	(274)
Net cash used in financing activities	(14,853)	(1,173)
Effect of exchange rate changes on cash and cash equivalents	(3,580)	5,153
Net decrease in cash and cash equivalents	(63,673)	(17,777)
Cash and cash equivalents at beginning of period	380,223	96,656
Cash and cash equivalents at end of period	$316,550	$78,879
Cash paid during the period for:
Interest	$24,628	$22,093
Income taxes	$5,648	$4,543
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Investment
(Unaudited)
(In thousands, except share amounts)

	Total Bristow Group Stockholders’ Investment
	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Investment
March 31, 2018	$382	35,526,625	$852,565	$793,783	$(286,094)	$(184,796)	$7,253	$1,183,093
Adoption of new accounting guidance (1)	—	—	—	(1,746)	—	—	—	(1,746)
Issuance of common stock	3	238,650	4,261	—	—	—	—	4,264
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(14)	(14)
Currency translation adjustments	—	—	—	—	—	—	(139)	(139)
Net income (loss)	—	—	—	(32,108)	—	—	67	(32,041)
Other comprehensive loss	—	—	—	—	(27,824)	—	—	(27,824)
June 30, 2018	$385	35,765,275	$856,826	$759,929	$(313,918)	$(184,796)	$7,167	$1,125,593
_____________

(1)
Cumulative-effect adjustment upon the adoption of new accounting guidance related to current and deferred income taxes for intra-entity transfer of assets other than inventory. For further details, see Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — BASIS OF PRESENTATION, CONSOLIDATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The condensed consolidated financial statements include the accounts of Bristow Group Inc. and its consolidated entities (“Bristow Group”, the “Company”, “we”, “us”, or “our”) after elimination of all significant intercompany accounts and transactions. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ending March 31, 2019 is referred to as “fiscal year 2019”. Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, the information contained in the following notes to condensed consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and related notes thereto contained in our fiscal year 2018 Annual Report (the “fiscal year 2018 Financial Statements”). Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the entire fiscal year.
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated balance sheet of the Company as of June 30, 2018, the consolidated statements of operations and comprehensive loss for the three months ended June 30, 2018 and 2017, the consolidated cash flows for the three months ended June 30, 2018 and 2017, and the consolidated statements of changes in stockholders’ investment for the three months ended June 30, 2018.
Foreign Currency
During the three months ended June 30, 2018 and 2017, our primary foreign currency exposure was to the British pound sterling, the euro, the Australian dollar, the Norwegian kroner and the Nigerian naira. The value of these currencies has fluctuated relative to the U.S. dollar as indicated in the following table:

	Three Months Ended June 30,
	2018	2017
One British pound sterling into U.S. dollars
High	1.43	1.30
Average	1.36	1.28
Low	1.31	1.24
At period-end	1.32	1.30
One euro into U.S. dollars
High	1.24	1.14
Average	1.19	1.10
Low	1.16	1.06
At period-end	1.17	1.14
One Australian dollar into U.S. dollars
High	0.78	0.77
Average	0.76	0.75
Low	0.73	0.74
At period-end	0.74	0.77
One Norwegian kroner into U.S. dollars
High	0.1290	0.1199
Average	0.1247	0.1174
Low	0.1209	0.1152
At period-end	0.1227	0.1194
One Nigerian naira into U.S. dollars
High	0.0028	0.0033
Average	0.0028	0.0032
Low	0.0028	0.0032
At period-end	0.0028	0.0032
_____________
Source: FactSet

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Other income (expense), net, in our condensed consolidated statements of operations includes foreign currency transaction losses of $3.0 million and $1.7 million for the three months ended June 30, 2018 and 2017, respectively. Transaction gains and losses represent the revaluation of monetary assets and liabilities from the currency that will ultimately be settled into the functional currency of the legal entity holding the asset or liability. The most significant items revalued are denominated in U.S. dollars on entities with British pound sterling and Nigerian naira functional currencies and denominated in British pound sterling on entities with U.S. dollar functional currencies, with transaction gains or losses primarily resulting from the strengthening or weakening of the U.S. dollar versus those other currencies.
Our earnings from unconsolidated affiliates, net of losses, are also affected by the impact of changes in foreign currency exchange rates on the reported results of our unconsolidated affiliates. During the three months ended June 30, 2018 and 2017, earnings from unconsolidated affiliates, net of losses, decreased by $2.6 million and $1.1 million, respectively, as a result of the impact of changes in foreign currency exchange rates on the earnings of our unconsolidated affiliates, primarily the impact of changes in the Brazilian real to U.S. dollar exchange rate on earnings for our affiliate in Brazil. The value of the Brazilian real has fluctuated relative to the U.S. dollar as indicated in the following table:

	Three Months Ended June 30,
	2018	2017
One Brazilian real into U.S. dollars
High	0.3020	0.3233
Average	0.2778	0.3113
Low	0.2571	0.2995
At period-end	0.2599	0.3018
_____________
Source: FactSet
We estimate that the fluctuation of currencies versus the same period in the prior fiscal year had the following effect on our financial condition and results of operations (in thousands):

Three Months Ended June 30, 2018
Revenue	$10,450
Operating expense	(5,301)
Earnings from unconsolidated affiliates, net of losses	(1,454)
Non-operating expense	(1,351)
Income before provision for income taxes	2,344
Provision for income taxes	445
Net income	2,789
Cumulative translation adjustment	(29,172)
Total stockholders’ investment	$(26,383)
Interest Expense, Net
During the three months ended June 30, 2018 and 2017, interest expense, net consisted of the following (in thousands):

	Three Months Ended June 30,
	2018	2017
Interest income	$179	$214
Interest expense	(27,323)	(16,235)
Interest expense, net	$(27,144)	$(16,021)
Accounts Receivable
As of June 30 and March 31, 2018, the allowance for doubtful accounts for non-affiliates was $3.2 million and $3.3 million, respectively. There were no allowances for doubtful accounts related to accounts receivable due from affiliates as of June 30 and March 31, 2018. The allowance for doubtful accounts for non-affiliates as of June 30 and March 31, 2018 primarily relates to amounts due from a customer in Nigeria for which we no longer believe collection is probable.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Inventories
As of June 30 and March 31, 2018, inventories were net of allowances of $24.6 million and $26.0 million, respectively. During the three months ended June 30, 2017, as a result of changes in expected future utilization of aircraft within our training fleet we recorded a $1.2 million charge to impair inventory used on our training fleet, which is included in loss on impairment on our condensed consolidated statement of operations.
Prepaid Expenses and Other Current Assets
As of June 30 and March 31, 2018, prepaid expenses and other current assets included the short-term portion of contract acquisition and pre-operating costs totaling $10.1 million and $10.8 million, respectively, related to the search and rescue (“SAR”) contracts in the U.K. and two customer contracts in Norway, which are recoverable under the contracts and will be expensed over the terms of the contracts. For the three months ended June 30, 2018 and 2017, we expensed $2.7 million and $2.9 million, respectively, related to these contracts.
Goodwill
Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Goodwill has an indefinite useful life and is not amortized, but is assessed for impairment annually or when events or changes in circumstances indicate that a potential impairment exists.
Goodwill of $19.2 million and $19.9 million as of June 30 and March 31, 2018, respectively, related to our Asia Pacific reporting unit was as follows (in thousands):

March 31, 2018	$19,907
Foreign currency translation	(732)
June 30, 2018	$19,175
Accumulated goodwill impairment of $50.9 million as of both June 30 and March 31, 2018 related to our reporting units were as follows (in thousands):

Europe Caspian	$(33,883)
Africa	(6,179)
Americas	(576)
Corporate and other	(10,223)
Total accumulated goodwill impairment	$(50,861)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Other Intangible Assets
Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values. Intangible assets by type were as follows (in thousands):

	Customer contracts	Customer relationships	Trade name and trademarks	Internally developed software	Licenses	Total

	Gross Carrying Amount
March 31, 2018	$8,169	$12,777	$4,878	$1,107	$755	$27,686
Foreign currency translation	—	(52)	(208)	(11)	(1)	(272)
June 30, 2018	$8,169	$12,725	$4,670	$1,096	$754	$27,414

	Accumulated Amortization
March 31, 2018	$(8,169)	$(11,372)	$(1,213)	$(915)	$(719)	$(22,388)
Amortization expense	—	(72)	(72)	(54)	(15)	(213)
June 30, 2018	$(8,169)	$(11,444)	$(1,285)	$(969)	$(734)	$(22,601)

Weighted average remaining contractual life, in years	0.0	4.4	11.8	0.6	0.3	5.6
Future amortization expense of intangible assets for each of the years ending March 31 is as follows (in thousands):

2019	$527
2020	452
2021	452
2022	452
2023	452
Thereafter	2,478
$4,813
The Bristow Norway AS and Eastern Airways International Limited (“Eastern Airways”) acquisitions, included in our Europe Caspian region, resulted in intangible assets for customer contracts, customer relationships, trade names and trademarks, internally developed software and licenses. The Capiteq Limited, operating under the name Airnorth, acquisition included in our Asia Pacific region, resulted in intangible assets for customer contracts, customer relationships and trade name and trademarks.
Other Assets
In addition to the other intangible assets described above, other assets included the long-term portion of contract acquisition and pre-operating costs totaling $45.2 million and $50.6 million, respectively, as of June 30 and March 31, 2018, related to the SAR contracts in the U.K. and two customer contracts in Norway, which are recoverable under the contracts and will be expensed over the terms of the contracts.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Property and Equipment, Assets Held for Sale and OEM Cost Recoveries
During the three months ended June 30, 2018 and 2017, we took delivery of aircraft and made capital expenditures as follows:

	Three Months Ended June 30,
	2018	2017

Number of aircraft delivered:
Medium	—	3
Total aircraft	—	3
Capital expenditures (in thousands):
Aircraft and equipment (1)	$8,337	$10,810
Land and buildings	558	1,743
Total capital expenditures	$8,895	$12,553
_____________

(1)
During the three months ended June 30, 2017, we spent $1.3 million on progress payments for aircraft to be delivered in future periods. During the three months ended June 30, 2018, we made no progress payments.

The following table presents details on the aircraft sold or disposed of and impairments on assets held for sale during the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017

	(In thousands, except for number of aircraft)
Number of aircraft sold or disposed of	3	6
Proceeds from sale or disposal of assets	$7,774	$41,975
Gain (loss) from sale or disposal of assets (1)	$(1,678)	$2,263

Number of aircraft impaired	—	2
Impairment charges on assets held for sale (1)	$—	$1,564
_____________

(1)	Included in gain (loss) on disposal of assets on our condensed consolidated statements of operations.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

During fiscal year 2018, we reached agreements with original equipment manufacturers (“OEM”) to recover approximately $136.0 million related to ongoing aircraft issues, of which $125.0 million was realized during fiscal year 2018 and $11.0 million was recovered during the three months ended June 30, 2018. To reflect the amount realized from these OEM cost recoveries during fiscal year 2018, we recorded a $94.5 million decrease in the carrying value of certain aircraft in our fleet through a decrease in property and equipment – at cost, reduced rent expense by $16.6 million and recorded a deferred liability of $13.9 million, included in other accrued liabilities and other liabilities and deferred credits, related to a reduction in rent expense to be recorded in future periods, of which $3.5 million was recognized during the three months ended June 30, 2018. We determined the realized portion of the cost recoveries related to a long-term performance issue with the aircraft, requiring a reduction of carrying value for owned aircraft and a reduction in rent expense for leased aircraft. For the owned aircraft, we allocated the $94.5 million as a reduction in carrying value by reducing the historical acquisition value of each affected aircraft on a pro-rata basis utilizing the historical acquisition value of the aircraft. We revised our salvage values for each affected aircraft by reducing the historical acquisition value by the applicable amount and applying our stated salvage value percentage for owned aircraft of 50%. In accordance with accounting standards, we will recognize the change in depreciation due to the reduction in carrying value and revision of salvage values on a prospective basis over the remaining life of the aircraft. This will result in a reduction of depreciation expense of $6.4 million during the remainder of fiscal year 2019, $8.4 million during fiscal year 2020, $5.6 million during fiscal year 2021 and $21.3 million during fiscal year 2022 and beyond. For the leased aircraft, we will recognize the remaining deferred liability of $10.4 million as a reduction in rent expense prospectively on a straight-line basis over the remaining lease terms. This will result in a reduction to rent expense of $4.4 million during the remainder of fiscal year 2019, $4.0 million during fiscal year 2020 and $2.0 million during fiscal year 2021.
During the three months ended June 30, 2018, we recovered the remaining $11.0 million in OEM cost recoveries by agreeing to net certain amounts previously accrued for aircraft leases and capital expenditures against those recoveries. During the three months ended June 30, 2018, we recorded a $7.6 million increase in revenue and a $1.1 million decrease in direct cost. We expect to realize the remaining $2.3 million recovery during fiscal year 2019 as follows: $1.0 million decrease in direct cost in the three months ended September 30, 2018, $1.0 million decrease in direct cost in the three months ended December 31, 2018 and $0.3 million decrease in direct cost in the three months ended March 31, 2019. The increase in revenue relates to compensation for lost revenue in prior periods from the late delivery of aircraft and the decreases in direct cost over fiscal year 2019 relate to prior costs we have incurred and future costs we expect to incur.
Other Accrued Liabilities
Other accrued liabilities of $51.3 million and $66.0 million as of June 30 and March 31, 2018, respectively, includes the following:

	June 30, 2018	March 31, 2018

	(In thousands)
Accrued lease costs	$7,079	$11,708
Deferred OEM cost recovery	5,378	8,082
Eastern overdraft liability	6,230	8,989
Accrued property and equipment	468	4,874
Deferred gain on sale leasebacks	1,305	1,305
Other operating accruals	30,865	31,020
	$51,325	$65,978

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
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued accounting guidance on revenue recognition replacing the existing accounting standard and industry-specific guidance for revenue recognition with a five-step model for recognizing and measuring revenue from contracts with customers. The underlying principle of the new standard is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. This new standard is effective for annual reporting periods beginning after December 15, 2017. We adopted the standard as of April 1, 2018 using the modified retrospective method applied to open contracts and only to the version of the contracts in effect as of April 1, 2018. Prior period amounts have not been adjusted and continue to be reflected in accordance with our historical accounting policy. There was no impact on our condensed consolidated financial statements and no cumulative effect adjustment was recognized. For further details, see Note 2.
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
In October 2016, the FASB issued accounting guidance related to current and deferred income taxes for intra-entity transfer of assets other than inventory. This accounting guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and eliminates the exception for an intra-entity transfer of an asset other than inventory. This accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. We adopted this accounting guidance effective April 1, 2018 using the modified retrospective method, through a cumulative-effect adjustment directly to retained earnings. Upon adoption, we increased deferred tax liabilities by approximately $1.7 million and recognized an offsetting decrease to retained earnings.
In January 2017, the FASB issued accounting guidance which clarifies the definition of a business with the objective of adding guidance to assist in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The amendment provides criteria for determining when a transaction involves the acquisition of a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, then the transaction does not involve the acquisition of a business. If the criteria are not met, then the amendment requires that to be considered a business, the operation must include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The guidance may reduce the number of transactions accounted for as business acquisitions. This accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. The amendments should be applied prospectively, and no disclosures are required at the effective date. We adopted this accounting guidance effective April 1, 2018. This accounting guidance has had no impact on our financial statements since adoption as we have not entered into any transactions during this period.
In March 2017, the FASB issued accounting guidance related to the presentation of net periodic pension cost and net periodic post-retirement benefit cost. The accounting guidance requires employers to disaggregate the service cost component from the other components of net benefit cost and disclose the amount of net benefit cost that is included in the statement of operations or capitalized in assets, by line item. The accounting guidance requires employers to report the service cost component in the same line item(s) as other compensation costs and to report other pension-related costs (which include interest costs, amortization of pension-related costs from prior periods, and the gains or losses on plan assets) separately and exclude them from the subtotal of operating income. The accounting guidance also allows only the service cost component to be eligible for capitalization when applicable. This accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted as of the first interim period of an annual period for which interim or annual financial statements have not been issued. The accounting guidance requires application on a retrospective basis for the presentation of the service cost component and the other components of net periodic pension cost and net periodic post-retirement benefit cost in the statement of operations and on a prospective basis for the capitalization of the service cost component of net periodic pension cost and net periodic post-retirement benefit in assets. We adopted this accounting guidance effective April 1, 2018 and our statement of operations was retrospectively adjusted by $0.1 million with an increase in direct cost and a corresponding credit in other income (expense), net for the three months ended June 30, 2017.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In May 2017, the FASB issued accounting guidance on determining which changes to the terms or conditions of share-based payment awards require an entity to apply modification accounting. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted, and is applied prospectively to changes in terms or conditions of awards occurring on or after the adoption date. We have adopted this accounting guidance effective April 1, 2018 with no impact on our financial statements as there were no changes to the terms or conditions of share-based payment awards.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — REVENUE RECOGNITION
Revenue Recognition
In general, we recognize revenue when a service is provided or a good is sold to a customer and there is a contract. At contract inception, we assess the goods and services promised in our contracts with customers and identify all performance obligations for each distinct promise that transfers a good or service (or bundle of goods or services) to the customer. To identify the performance obligations, we consider all goods or services promised in the contract, whether explicitly stated or implied based on customary business practices. Revenue is recognized when control of the identified distinct goods or services have been transferred to the customer, the transaction price is determined and allocated to the performed performance obligations and we have determined that collection has occurred or is probable of occurring.
A majority of our revenue from contracts with customers is currently generated through two types of contracts: helicopter services and fixed wing services. Each contract type has a single distinct performance obligation as described below.
Helicopter services — Our customers — major integrated, national and independent offshore energy companies — charter our helicopters primarily to transport personnel between onshore bases and offshore production platforms, drilling rigs and other installations. To a lesser extent, our customers also charter our helicopters to transport time-sensitive equipment to these offshore locations. The customers for SAR services include both the oil and gas industry and governmental agencies. Revenue from helicopter services is recognized when the performance obligation is satisfied over time based on contractual rates as the related services are performed.
A performance obligation arises under contracts with customers to render services and is the unit of account under the new accounting guidance for revenue. Operating revenue from our oil and gas segment is derived mainly from fixed-term contracts with our customers, a substantial portion of which is competitively bid. A small portion of our oil and gas customer revenue is derived from providing services on an "ad-hoc" basis. Our fixed-term contracts typically have original terms of one year to seven years (subject to provisions permitting early termination by our customers). We account for services rendered separately if they are distinct and the service is separately identifiable from other items provided to a customer and if a customer can benefit from the services rendered on its own or with other resources that are readily available to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Within this contract type for helicopter services, we determined that each contract has a single distinct performance obligation. These services include a fixed monthly rate for a particular model of aircraft, and flight hour services, which represents the variable component of a typical contract with a customer. Rates for these services vary depending on the type of services provided and can be based on a per flight hour, per day, or per month basis. Variable charges within our flight services contracts are not effective until a customer-initiated flight order is received and the actual hours flown are determined; therefore, the associated flight revenue generally cannot be reasonably and reliably estimated beforehand. A contract’s standalone selling prices are determined based upon the prices that we charge for our services rendered. Revenue is recognized as performance obligations are satisfied over time, by measuring progress towards satisfying the contracted services in a manner that best depicts the transfer of services to the customer, which is generally represented by a period of 30 days or less. We typically invoice customers on a monthly basis and the term between invoicing and when the payment is due is typically between 30 and 60 days. In order to offset potential increases in operating costs, our long-term contracts may provide for periodic increases in the contractual rates charged for our services. We recognize the impact of these rates when estimable and applicable, which generally includes written acknowledgment from the customers that they are in agreement with the amount of the rate escalation. Cost reimbursements from customers are recorded as reimbursable revenue with the related reimbursed costs recorded as reimbursable expense on our condensed consolidated statements of operations.
Taxes collected from customers and remitted to governmental authorities and revenue are reported on a net basis in our financial statements. Thus, we exclude taxes imposed on the customer and collected on behalf of governmental agencies to be remitted to these agencies from the transaction price in determining the revenue related to contracts with a customer.
Fixed wing services — Eastern Airways and Airnorth provide fixed wing transportation services through regular passenger transport (scheduled airline service with individual ticket sales) and charter services. A performance obligation arises under contracts with customers to render services and is the unit of account under the new accounting guidance for revenue. Within fixed wing services, we determined that each contract has a single distinct performance obligation. Revenue is recognized over time at the earlier of the period in which the service is provided or the period in which the right to travel expires, which is determined by the terms and conditions of the ticket. Ticket sales are recorded within deferred revenue in accordance with the above policy. Both chartered and scheduled airline service revenue is recognized net of passenger taxes and discounts.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contract Assets, Liabilities and Receivables
We generally satisfy performance of contract obligations by providing helicopter and fixed wing services to our customers in exchange for consideration. The timing of performance may differ from the timing of the customer’s payment, which results in the recognition of a contract asset or a contract liability. A contract asset exists when we have a contract with a customer for which revenue has been recognized (i.e. services have been performed), but customer payment is contingent on a future event (i.e. satisfaction of additional performance obligations). These contract assets are transferred to receivables when the right to consideration becomes unconditional. Contract liabilities relate to deferred revenue in which advance consideration is received from customers for contracts where revenue is recognized on future performance of services.
As of June 30 and March 31, 2018, receivables related to services performed under contracts with customers were $195.6 million and $176.5 million, respectively. All receivables from non-affiliates and affiliates are broken out further in our condensed consolidated balance sheets. During the three months ended June 30, 2018, we recognized $9.1 million of revenue from outstanding contract liabilities as of March 31, 2018. Contract liabilities related to services performed under contracts with customers was $13.3 million as of June 30 and March 31, 2018. Contract liabilities are primarily generated by our fixed wing services where customers pay for tickets in advance of receiving our services and advanced payments from helicopter services customers. There were no contract assets as of June 30 and March 31, 2018.
For the three months ended June 30, 2018, there was $1.0 million of revenue recognized from satisfied performance obligations related to prior periods (for example, due to changes in transaction price).
Adoption Impact
In accordance with the new revenue standard requirements discussed in Note 1, the disclosure of the impact of adoption on our condensed consolidated financial statements for the three months ended June 30, 2018 follows (in thousands):

	Three Months Ended June 30, 2018
	Balances After Adoption	Balances without Adoption	Effect of change
Revenue:
Operating revenue from non-affiliates	$325,356	$338,466	$(13,110)
Operating revenue from affiliates	5,794	12,521	(6,727)
Reimbursable revenue from non-affiliates	16,907	16,907	—
Revenue from Contracts with Customers	348,057	367,894	(19,837)
Other revenue from non-affiliates	13,110	—	13,110
Other revenue from affiliates	6,727	—	6,727
Total Revenue	$367,894	$367,894	$—
No cumulative effect adjustment to retained earnings was required upon adoption on April 1, 2018.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Remaining Performance Obligations
Remaining performance obligations represent firm contracts for which work has not been performed and future revenue recognition is expected. The table below discloses (1) the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period and (2) the expected timing to recognize this revenue (in thousands).

	Remaining Performance Obligations
	Nine Months Ending March 31, 2019	Fiscal Year Ending March 31,				Total
		2020	2021	2022	2023 and thereafter

Outstanding Service Revenue:
Helicopter contracts	$295,833	$234,757	$197,321	$191,449	485,857	$1,405,217
Fixed-wing contracts	3,476	—	—	—	—	3,476
Total remaining performance obligation revenue	$299,309	$234,757	$197,321	$191,449	485,857	$1,408,693
Although substantially all of our revenue is under contract, due to the nature of our business we do not have significant remaining performance obligations as our contracts typically include unilateral termination clauses that allow our customers to terminate existing contracts with a notice period of 30 to 180 days. The table above includes performance obligations up to the point where the parties can cancel existing contracts. Any applicable cancellation penalties have been excluded. As such, our actual remaining performance obligation revenue is expected to be greater than what is reflected above. In addition, the remaining performance obligation disclosure does not include expected consideration related to performance obligations of a variable nature (i.e., flight services) as they cannot be reasonably and reliably estimated.
Other Considerations and Practical Expedients
We were awarded a government contract to provide SAR services for all of the U.K., which commenced in April 2015. We previously incurred costs related to this contract that generate or enhance the resources used to fulfill the performance obligation within the contract and the costs are expected to be recoverable. These contract acquisition and pre-operating costs qualify for capitalization. We amortize these capitalized contract acquisition and pre-operating costs related to the UK SAR contract and two customer contracts in Norway. We determined that an amortization method that allocates the capitalized costs on a relative basis to the revenue recognized is a reasonable and systematic basis for the amortization of the pre-operating costs asset. For further details on the short and long-term pre-operating cost balances, see Note 1.
We incur incremental direct costs for obtaining contracts through sales commissions paid to ticket agents to sell seats on regular public transportation flights for our fixed-wing services only. We will utilize the practical expedient allowed by the FASB that permits us to expense the incremental costs of obtaining a contract when incurred, if the amortization period of the contract asset that we otherwise would have recognized is one year or less.
In addition, we have applied the tax practical expedient to exclude all taxes in the scope of the election from the transaction price and the invoice practical expedient that allows us to recognize revenue in the amount to which we have the right to invoice the customer and corresponds directly with the value to the customer of our performance completed to date.
Note 3 — VARIABLE INTEREST ENTITIES
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
As of June 30, 2018, we had interests in four VIEs of which we were the primary beneficiary, which are described below, and had no interests in VIEs of which we were not the primary beneficiary. See Note 2 to the fiscal year 2018 Financial Statements for a description of other investments in significant affiliates.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Bristow Aviation Holdings Limited — We own 49% of Bristow Aviation Holdings Limited’s (“Bristow Aviation”) common stock and a significant amount of its subordinated debt. Bristow Aviation is incorporated in England and holds all of the outstanding shares in Bristow Helicopters Limited (“Bristow Helicopters”). Bristow Aviation’s subsidiaries provide industrial aviation services to customers primarily in the U.K., Norway, Australia, Nigeria and Trinidad and fixed wing services primarily in the U.K. and Australia. Bristow Aviation is organized with three different classes of ordinary shares having disproportionate voting rights. The Company, Caledonia Investments plc (“Caledonia”) and a European Union investor (the “E.U. Investor”) own 49%, 46% and 5%, respectively, of Bristow Aviation’s total outstanding ordinary shares, although Caledonia has voting control over the E.U. Investor’s shares.
In addition to our ownership of 49% of Bristow Aviation’s outstanding ordinary shares, in May 2004, we acquired eight million shares of deferred stock, essentially a subordinated class of stock with no voting rights, from Bristow Aviation for £1 per share ($14.4 million in total). We also have £91.0 million ($120.1 million) principal amount of subordinated unsecured loan stock (debt) of Bristow Aviation bearing interest at an annual rate of 13.5% and payable semi-annually. Payment of interest on such debt has been deferred since its incurrence in 1996. Deferred interest accrues at an annual rate of 13.5% and aggregated $2.2 billion as of June 30, 2018.
The Company, Caledonia, the E.U. Investor and Bristow Aviation have entered into a shareholder agreement respecting, among other things, the composition of the board of directors of Bristow Aviation. On matters coming before Bristow Aviation’s board, Caledonia’s representatives have a total of three votes and the two other directors have one vote each. In addition, Caledonia has the right to nominate two persons to our board of directors and to replace any such directors so nominated, provided that Caledonia owned (1) at least 1,000,000 shares of common stock of the Company or (2) at least 49% of the total outstanding shares of Bristow Aviation. According to Caledonia’s most recent Form 13F filed with the SEC on July 10, 2018, Caledonia was no longer the direct beneficial owner of any shares of our common stock as of June 30, 2018. Accordingly, pursuant to the terms of the Master Agreement dated December 12, 1996 among Caledonia and the Company, Caledonia does not currently satisfy the requirements to designate directors for nomination to our board of directors.
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
Furthermore, the call option provides a mechanism whereby the economic risk for the other investors is limited should the financial condition of Bristow Aviation deteriorate. The call option price is the nominal value of the ordinary shares held by the noncontrolling shareholders (£1.0 million as of June 30, 2018) plus an annual guaranteed rate of return less any prepayments of such call option price and any dividends paid on the shares concerned. We can elect to pre-pay the guaranteed return element of the call option price wholly or in part without exercising the call option. No dividends have been paid by Bristow Aviation. We have accrued the annual return due to the other shareholders at a rate of sterling LIBOR plus 3% (prior to May 2004, the rate was fixed at 12%) by recognizing noncontrolling interest expense on our condensed consolidated statements of operations, with a corresponding increase in noncontrolling interest on our condensed consolidated balance sheets. Prepayments of the guaranteed return element of the call option are reflected as a reduction in noncontrolling interest on our condensed consolidated balance sheets. The other investors have an option to put their shares in Bristow Aviation to us. The put option price is calculated in the same way as the call option price except that the guaranteed rate for the period to April 2004 was 10% per annum. If the put option is exercised, any pre-payments of the call option price are set off against the put option price.

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

	June 30, 2018	March 31, 2018
Assets
Cash and cash equivalents	$68,947	$90,788
Accounts receivable	319,251	256,735
Inventories	92,663	98,314
Prepaid expenses and other current assets	39,342	38,665
Total current assets	520,203	484,502
Investment in unconsolidated affiliates	3,268	3,608
Property and equipment, net	309,618	327,440
Goodwill	19,175	19,907
Other assets	230,748	231,884
Total assets	$1,083,012	$1,067,341
Liabilities
Accounts payable	$348,588	$292,893
Accrued liabilities	139,480	140,733
Accrued interest	2,196,334	2,130,433
Current maturities of long-term debt	20,024	23,125
Total current liabilities	2,704,426	2,587,184
Long-term debt, less current maturities	467,437	479,571
Accrued pension liabilities	30,526	37,034
Other liabilities and deferred credits	6,184	7,342
Deferred taxes	26,625	26,252
Total liabilities	$3,235,198	$3,137,383

	Three Months Ended June 30,
	2018	2017
Revenue	$331,469	$301,970
Operating income (loss)	7,364	(19,654)
Net loss	(69,021)	(79,169)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Bristow Helicopters (Nigeria) Ltd. — Bristow Helicopters (Nigeria) Ltd. (“BHNL”) is a joint venture in Nigeria in which Bristow Helicopters owns a 48% interest, a Nigerian company owned 100% by Nigerian employees owns a 50% interest and an employee trust fund owns the remaining 2% interest as of June 30, 2018. BHNL provides industrial aviation services to customers in Nigeria.
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
Pan African Airlines (Nigeria) Ltd. — Pan African Airlines (Nigeria) Ltd. (“PAAN”) is a joint venture in Nigeria with local partners in which we own a 50.17% interest. PAAN provides industrial aviation services to customers in Nigeria.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 4 — DEBT
Debt as of June 30 and March 31, 2018 consisted of the following (in thousands):

	June 30, 2018	March 31, 2018
8.75% Senior Secured Notes due 2023	$346,807	$346,610
4½% Convertible Senior Notes due 2023	108,710	107,397
6¼% Senior Notes due 2022	401,535	401,535
Lombard Debt	195,467	211,087
Macquarie Debt	181,528	185,028
PK Air Debt	225,615	230,000
Airnorth Debt	13,126	13,832
Eastern Airways Debt	11,556	14,519
Other Debt	5,716	3,991
Unamortized debt issuance costs	(26,254)	(27,465)
Total debt	1,463,806	1,486,534
Less short-term borrowings and current maturities of long-term debt	(53,723)	(56,700)
Total long-term debt	$1,410,083	$1,429,834
ABL Facility — On April 17, 2018, two of our subsidiaries entered into a new asset-backed revolving credit facility (the “ABL Facility”), which provides for commitments in an aggregate amount of $75 million, with a portion allocated to each borrower subsidiary, subject to an availability block of $15 million and a borrowing base calculated by reference to eligible accounts receivable. The maximum amount of the ABL Facility may be increased from time to time to a total of as much as $100 million, subject to the satisfaction of certain conditions, and any such increase would be allocated among the borrower subsidiaries. The ABL Facility matures in five years, subject to certain early maturity triggers related to maturity of other material debt or a change of control of the Company. Amounts borrowed under the ABL Facility are secured by certain accounts receivable owing to the borrower subsidiaries and the deposit accounts into which payments on such accounts receivable are deposited. As of June 30, 2018, there were no outstanding borrowings under the ABL Facility nor had we made any draws during the three months ended June 30, 2018.
4½% Convertible Senior Notes due 2023 — The balances of the debt and equity components of our 4½% Convertible Senior Notes due 2023 (the “4½% Convertible Senior Notes”) as of June 30 and March 31, 2018 is as follows (in thousands):

	June 30, 2018	March 31, 2018

Equity component - net carrying value (1)	$36,778	$36,778
Debt component:
Face amount due at maturity	$143,750	$143,750
Unamortized discount	(35,040)	(36,353)
Debt component - net carrying value	$108,710	$107,397
_____________
(1) Net of equity issuance costs of $1.0 million.
The remaining debt discount is being amortized to interest expense over the term of the 4½% Convertible Senior Notes using the effective interest rate. The effective interest rate for the three months ended June 30, 2018 was 11.0%. Interest expense related to our 4½% Convertible Senior Notes for the three months ended June 30, 2018 was as follows (in thousands):

Contractual coupon interest	$1,611
Amortization of debt discount	1,313
Total interest expense	$2,924

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
We did not have any items valued at fair value on a non-recurring basis as of June 30, 2018.
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
The fair value of assets held for sale using Level 2 inputs is determined through evaluation of expected sales proceeds for aircraft. This analysis includes estimates based on historical experience with sales, recent transactions involving similar assets, quoted market prices for similar assets and condition and location of aircraft to be sold or otherwise disposed of. The loss for the three months ended June 30, 2017 related to two aircraft held for sale.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Recurring Fair Value Measurements
The following table summarizes the financial instruments we had as of June 30, 2018, valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2018	Balance Sheet Classification
Derivative financial instruments	$—	$3,333	$—	$3,333	Prepaid expenses and other current assets
Rabbi Trust investments	2,020	—	—	2,020	Other assets
Total assets	$2,020	$3,333	$—	$5,353
The following table summarizes the financial instruments we had as of March 31, 2018, valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2018	Balance Sheet Classification
Derivative financial instruments	$—	$718	$—	$718	Prepaid expenses and other current assets
Rabbi Trust investments	2,296	—	—	2,296	Other assets
Total assets	$2,296	$718	$—	$3,014
The rabbi trust investments consist of cash and mutual funds whose fair value are based on quoted prices in active markets for identical assets, and are designated as Level 1 within the valuation hierarchy. The rabbi trust holds investments related to our non-qualified deferred compensation plan for our senior executives. The derivative financial instruments consist of foreign currency put option contracts whose fair value is determined by quoted market prices of the same or similar instruments, adjusted for counterparty risk. See Note 6 for a discussion of our derivative financial instruments.
Fair Value of Debt
The fair value of our debt has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on quoted market prices. The carrying and fair value of our debt, excluding unamortized debt issuance costs, are as follows (in thousands):

	June 30, 2018		March 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
8.75% Senior Secured Notes due 2023 (1)	$346,807	$340,830	$346,610	$353,500
4½% Convertible Senior Notes due 2023 (2)	108,710	164,349	107,397	158,772
6¼% Senior Notes due 2022	401,535	312,193	401,535	325,243
Lombard Debt	195,467	195,467	211,087	211,087
Macquarie Debt	181,528	181,528	185,028	185,028
PK Air Debt	225,615	225,615	230,000	230,000
Airnorth Debt	13,126	13,126	13,832	13,832
Eastern Airways Debt	11,556	11,556	14,519	14,519
Other Debt	5,716	5,716	3,991	3,991
	$1,490,060	$1,450,380	$1,513,999	$1,495,972
_____________

(1)	The carrying value is net of unamortized discount of $3.2 million and $3.4 million as of June 30, 2018 and March 31, 2018, respectively.

(2)	The carrying value is net of unamortized discount of $35.0 million and $36.4 million as of June 30, 2018 and March 31, 2018, respectively.

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
During fiscal year 2018 and the three months ended June 30, 2018, we entered into foreign currency put option contracts of £5 million per month through May 2019 to mitigate a portion of our foreign currency exposure. These derivatives were designated as cash flow hedges.
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
The following table presents the balance sheet location and fair value of the portions of our derivative instruments that were designated as hedging instruments as of June 30, 2018 (in thousands):

	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Balance Sheet	Net amounts of assets and liabilities presented in the Balance Sheet

Prepaid expenses and other current assets	$3,333	$—	$3,333	$—	$3,333
Net	$3,333	$—	$3,333	$—	$3,333
The following table presents the balance sheet location and fair value of the portions of our derivative instruments that were designated as hedging instruments as of March 31, 2018 (in thousands):

	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Balance Sheet	Net amounts of assets and liabilities presented in the Balance Sheet

Prepaid expenses and other current assets	$718	$—	$718	$—	$718
Net	$718	$—	$718	$—	$718

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table presents the impact that derivative instruments, designated as cash flow hedges, had on our accumulated other comprehensive loss (net of tax) and our consolidated statements of operations for the three months ended June 30, 2018 (in thousands):

		Financial statement location

Amount of gain recognized in accumulated other comprehensive loss	$2,962	Accumulated other comprehensive loss
Amount of gain reclassified from accumulated other comprehensive loss into earnings	$1,614	Statement of operations
We estimate that $1.3 million of net gain in accumulated other comprehensive loss associated with our derivative instruments is expected to be reclassified into earnings within the next twelve months.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 7 — COMMITMENTS AND CONTINGENCIES
Aircraft Purchase Contracts — As shown in the table below, we expect to make additional capital expenditures over the next seven fiscal years to purchase additional aircraft. As of June 30, 2018, we had 27 aircraft on order and options to acquire an additional four aircraft. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order will provide incremental fleet capacity in terms of revenue and operating income.

	Nine Months Ending March 31, 2019	Fiscal Year Ending March 31,
		2020	2021	2022	2023 and thereafter(1)	Total
Commitments as of June 30, 2018:
Number of aircraft:
Large	1	—	4	5	13	23
U.K. SAR	—	4	—	—	—	4
	1	4	4	5	13	27
Related commitment expenditures (in thousands) (2)
Large	$19,792	$24,829	$76,547	$84,972	$192,426	$398,566
U.K. SAR	—	61,226	—	—	—	61,226
	$19,792	$86,055	$76,547	$84,972	$192,426	$459,792
Options as of June 30, 2018:
Number of aircraft:
Large	2	2	—	—	—	4
	2	2	—	—	—	4

Related option expenditures (in thousands) (2)	$44,181	$31,536	$—	$—	$—	$75,717
_____________

(1)	Includes $93.0 million for five aircraft orders that can be cancelled prior to delivery dates. We made non-refundable deposits of $4.5 million related to these aircraft.

(2)	Includes progress payments on aircraft scheduled to be delivered in future periods only if options are exercised.
We periodically purchase aircraft for which we have no orders.
Operating Leases — We have non-cancelable operating leases in connection with the lease of certain equipment, including leases for aircraft, and land and facilities. Rent expense incurred under all operating leases was $50.1 million and $58.7 million for the three months ended June 30, 2018 and 2017, respectively. Rent expense incurred under operating leases for aircraft was $44.1 million and $51.7 million for the three months ended June 30, 2018 and 2017, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The aircraft leases range from base terms of up to 180 months with renewal options of up to 240 months in some cases, include purchase options upon expiration and some include early purchase options. The leases contain terms customary in transactions of this type, including provisions that allow the lessor to repossess the aircraft and require us to pay a stipulated amount if we default on our obligations under the agreements. The following is a summary of the terms related to aircraft leased under operating leases with original or remaining terms in excess of one year as of June 30, 2018:

End of Lease Term	Number of Aircraft
Nine months ending March 31, 2019 to fiscal year 2020	43
Fiscal year 2021 to fiscal year 2023	32
Fiscal year 2024 to fiscal year 2025	11
86

We lease six S-92 model aircraft and one AW139 model aircraft from VIH Aviation Group, which is a related party due to common ownership of Cougar Helicopters Inc. (“Cougar”) and paid lease fees of $5.0 million and $4.5 million during the three months ended June 30, 2018 and 2017, respectively. Additionally, we lease a facility in Galliano, Louisiana from VIH Helicopters USA, Inc., another related party due to common ownership of Cougar, and paid $0.1 million and $0.1 million in lease fees during the three months ended June 30, 2018 and 2017, respectively.
Separation Programs — Beginning in March 2015, we initiated involuntary separation programs (“ISPs”) in certain regions. The expense related to the ISPs for the three months ended June 30, 2018 and 2017 is as follows (in thousands):

	Three Months Ended June 30,
	2018	2017
Direct cost	$1,501	$1,070
General and administrative	218	7,609
Total	$1,719	$8,679
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
Other Purchase Obligations — As of June 30, 2018, we had $43.0 million of other purchase obligations representing unfilled purchase orders for aircraft parts and non-cancelable power-by-the-hour maintenance commitments.
Other Matters — Although infrequent, aircraft accidents have occurred in the past, and the related losses and liability claims have been covered by insurance subject to deductible, self-insured retention and loss sensitive factors.
As previously reported, on April 29, 2016, another company’s EC 225LP (also known as a H225LP) model helicopter crashed near Turøy outside of Bergen, Norway resulting in the European Aviation Safety Agency (“EASA”) issuing airworthiness directives prohibiting flight of H225LP and AS332L2 model aircraft. On July 20, 2017, the U.K. CAA and NCAA issued safety and operational directives which detail the conditions to apply for safe return to service of H225LP and AS332L2 model aircraft, where operators wish to do so. On July 5, 2018, the Accident Investigation Board Norway issued its final investigation report on the accident. The report cited a fatigue fracture within the epicyclic module of the main gear box as the cause of the accident, and issued safety recommendations in a number of areas, including gearbox design and certification requirements, failure tolerance, and continued airworthiness of the AS332L2 and the EC 225LP helicopters. We continue not to operate for commercial purposes our 23 H225LP model aircraft, and we are carefully evaluating next steps and demand for the H225LP model aircraft in our oil and gas and SAR operations worldwide, with the safety of passengers and crews remaining our highest priority.

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
A loss contingency is reasonably possible if the contingency has a more than remote but less than probable chance of occurring. Although management believes that there is no clear requirement to pay amounts at this time and that positions exist suggesting that no further amounts are currently due, it is reasonably possible that a loss could occur for which we have estimated a maximum loss at June 30, 2018 to be approximately $5 million to $6 million.
We are a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 8 — TAXES
We estimate the full-year effective tax rate from continuing operations and apply this rate to our year-to-date income from continuing operations. In addition, we separately calculate the tax impact of unusual or infrequent items, if any. The tax impacts of such unusual or infrequent items are treated discretely in the quarter in which they occur. During the three months ended June 30, 2018 and 2017, our effective tax rate was 8.2% and (31.9)%, respectively. The effective tax rate for the three months ended June 30, 2018 and 2017 were impacted by valuation allowances against future realization of foreign tax credits and net operating losses in certain foreign jurisdictions.
The relationship between our provision for or benefit from income taxes and our pre-tax book income can vary significantly from period to period considering, among other factors, (a) the overall level of pre-tax book income, (b) changes in the blend of income that is taxed based on gross revenues or at high effective tax rates versus pre-tax book income or at low effective tax rates and (c) our geographical blend of pre-tax book income. Consequently, our income tax expense or benefit does not change proportionally with our pre-tax book income or loss. Significant decreases in our pre-tax book income typically result in higher effective tax rates, while significant increases in pre-tax book income can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above. The change in our effective tax rate excluding discrete items for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily related to changes in the blend of earnings taxed in relatively high taxed jurisdictions versus low taxed jurisdictions. Additionally, we increased our valuation allowance by $1.0 million and $11.2 million for the three months ended June 30, 2018 and 2017, respectively, which also impacted our effective tax rate.
As of June 30, 2018, there were $6.7 million of unrecognized tax benefits, all of which would have an impact on our effective tax rate if recognized.
On December 22, 2017, the United States Congress enacted tax legislation commonly known as the Tax Cuts and Jobs Act (the “Act”). The Act includes numerous changes in existing U.S. tax law, including a permanent reduction in the U.S. federal corporate income tax rate from 35% to 21%. The rate reduction took effect on January 1, 2018. Further, the Act provides for a one-time “deemed repatriation” of accumulated foreign earnings of certain foreign corporations. Under U.S. generally accepted accounting principles, our net deferred tax liabilities are required to be revalued during the period in which the new tax legislation is enacted. We have made reasonable estimates for the change in the U.S. federal corporate income tax rate and one-time “deemed repatriation” of accumulated foreign earnings. For the year ended March 31, 2018, our provision for income tax included provisional amounts for the revaluation of U.S. net deferred tax liabilities and the impact of the “deemed repatriation” of foreign earnings. The provisional amounts associated with the one-time “deemed repatriation” and the re-measurement of deferred tax assets and liabilities due to the reduction in the corporate income tax rate will be adjusted over time as more guidance becomes available.
Certain provisions under the Act became applicable to us on April 1, 2018 and our income tax provision for the three months ended June 30, 2018 includes the tax implications of these provisions. These provisions include Global Intangible Low-Taxed Income (“GILTI”), Base Erosion and Anti-Avoidance Tax (“BEAT”), Foreign Derived Intangible Income (“FDII”), and certain limitations on the deduction of interest expense and utilization of net operating losses.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 9 — EMPLOYEE BENEFIT PLANS
Pension Plans
The components of net periodic pension cost other than the service cost component are included in other income (expense), net on our condensed consolidated statement of operations. As discussed in Note 1, on April 1, 2018, we adopted new accounting guidance related to the presentation of net periodic pension cost. The following table provides a detail of the components of net periodic pension cost (in thousands):

	Three Months Ended June 30,
	2018	2017
Service cost for benefits earned during the period	$219	$206
Interest cost on pension benefit obligation	3,364	3,113
Expected return on assets	(4,434)	(5,106)
Amortization of unrecognized losses	2,057	1,965
Net periodic pension cost	$1,206	$178
The current estimates of our cash contributions to our defined benefit pension plans to be paid in fiscal year 2019 are $16.9 million, of which $4.3 million was paid during the three months ended June 30, 2018. The weighted-average expected long-term rate of return on assets for our U.K. pension plans as of March 31, 2018 was 3.6%.
Incentive Compensation
Stock-based awards are currently made under the Bristow Group Inc. 2007 Long-Term Incentive Plan (the “2007 Plan”). A maximum of 10,646,729 shares of common stock are reserved. Awards granted under the 2007 Plan may be in the form of stock options, stock appreciation rights, shares of restricted stock, other stock-based awards (payable in cash or common stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants. As of June 30, 2018, 1,679,176 shares remained available for grant under the 2007 Plan.
We have a number of other incentive and stock option plans which are described in Note 9 to our fiscal year 2018 Financial Statements.
Total stock-based compensation expense, which includes stock options and restricted stock, totaled $1.7 million and $4.1 million for the three months ended June 30, 2018 and 2017. Stock-based compensation expense has been allocated to our various regions.
During the three months ended June 30, 2018, we awarded 326,221 shares of restricted stock at an average grant date fair value of $12.19 per share. Also during the three months ended June 30, 2018, 593,129 stock options were granted. The following table shows the assumptions used to compute the stock-based compensation expense for stock options granted during the three months ended June 30, 2018:

Risk free interest rate	2.76%
Expected life (years)	5
Volatility	62.8%
Dividend yield	—%
Weighted average exercise price of options granted	$12.19 per option
Weighted average grant-date fair value of options granted	$6.71 per option
During June 2018 and 2017, we awarded certain members of management phantom restricted stock which will be paid out in cash after three years. Additionally, during fiscal year 2018, we awarded 22,034 shares of restricted stock to a consultant, which will be paid out in shares in September 2018. We account for these awards as liability awards. As of June 30, 2018 and March 31, 2018, we had $1.6 million and $1.0 million, respectively, included in other liabilities and deferred credits on our condensed consolidated balance sheet accrued for these awards. Additionally, we recognized $0.6 million and $0.1 million in general and administrative expense on our condensed consolidated statement of operations during the three months ended June 30, 2018 and 2017, respectively, related to these awards.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Performance cash awards granted in June 2017 and 2018 have two components. One half of each performance cash award will vest and pay out in cash three years after the date of grant at varying levels depending on our performance in Total Shareholder Return against a peer group of companies. The other half of each performance cash award will be earned based on absolute performance in respect of improved average adjusted earnings per share for the Company over the three-year performance period beginning on April 1, 2017 and 2018, as applicable. Performance cash awards granted in June 2016 vest and pay out in cash three years after the date of grant at varying levels depending on our performance in Total Shareholder Return against a peer group of companies. These awards were designed to tie a significant portion of total compensation to performance. One of the effects of this type of compensation is that it requires liability accounting which can result in volatility in earnings. The liability recorded for these awards as of June 30 and March 31, 2018 was $5.0 million and $7.7 million, respectively, and represents an accrual based on the fair value of the awards on those dates. The decrease in the liability during the three months ended June 30, 2018 resulted from the payout in June 2018 of the awards granted in June 2015, partially offset by the value of the new awards granted in June 2018. Any changes in fair value of the awards in future quarters will increase or decrease the liability and impact results in those periods. The effect, either positive or negative, on future period earnings can vary based on factors including changes in our stock price or the stock prices of the peer group companies, as well as changes in other market and company-specific assumptions that are factored into the calculation of fair value of the performance cash awards.
Changes in the fair values of performance cash awards increased compensation expense by $1.0 million during the three months ended June 30, 2018 and reduced compensation expense by $3.0 million during the three months ended June 30, 2017.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 10 — EARNINGS PER SHARE AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Earnings per Share
Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share excludes options to purchase shares and restricted stock awards, which were outstanding during the period but were anti-dilutive, as follows:

	Three Months Ended June 30,
	2018	2017
Options:
Outstanding	2,849,429	3,040,278
Weighted average exercise price	$35.43	$39.69
Restricted stock awards:
Outstanding	567,143	481,451
Weighted average price	$14.54	$23.40
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
	2018	2017
Loss (in thousands):
Loss available to common stockholders – basic	$(32,108)	$(55,275)
Interest expense on assumed conversion of 4½% Convertible Senior Notes, net of tax (1)	—	—
Loss available to common stockholders – diluted	$(32,108)	$(55,275)
Shares:
Weighted average number of common shares outstanding – basic	35,629,741	35,227,434
Assumed conversion of 4½% Convertible Senior Notes outstanding during period (1)	—	—
Net effect of dilutive stock options and restricted stock awards based on the treasury stock method	—	—
Weighted average number of common shares outstanding – diluted (2)	35,629,741	35,227,434

Basic loss per common share	$(0.90)	$(1.57)
Diluted loss per common share	$(0.90)	$(1.57)
_____________

(1)
Diluted earnings per common share for three months ended June 30, 2018 excludes a number of potentially dilutive shares determined pursuant to a specified formula initially issuable upon the conversion of our 4½% Convertible Senior Notes. The 4½% Convertible Senior Notes will be convertible, under certain circumstances, into cash, shares of our common stock or a combination of cash and our common stock, at our election. We have initially elected combination settlement. As of June 30, 2018 and March 31, 2018, the base conversion price of the notes was approximately $15.64, based on the base conversion rate of 63.9488 shares of common stock per $1,000 principal amount of convertible notes (subject to adjustment in certain circumstances). In general, upon conversion of a note, the holder will receive cash equal to the principal amount of the note and common stock to the extent of the note’s conversion value in excess of such principal amount. Such shares did not impact our calculation of diluted earnings per share for the three months ended June 30, 2018 as our average stock price during these periods did not meet or exceed the conversion requirements.

(2)
Potentially dilutive shares issuable pursuant to our warrant transactions entered into concurrently with the issuance of our 4½% Convertible Senior Notes (the “Warrant Transactions”) were not included in the computation of diluted income per share for the three months ended June 30, 2018, because to do so would have been anti-dilutive. For further details on the Warrant Transactions, see Note 4 in our fiscal year 2018 Financial Statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accumulated Other Comprehensive Loss
The following table sets forth the changes in the balances of each component of accumulated other comprehensive loss (in thousands):

	Currency Translation Adjustments	Pension Liability Adjustments (1)	Unrealized gain (loss) on cash flow hedges (2)	Total
Balance as of March 31, 2018	$(79,066)	$(206,682)	$(346)	$(286,094)
Other comprehensive income before reclassification	(29,172)	—	2,962	(26,210)
Reclassified from accumulated other comprehensive income	—	—	(1,614)	(1,614)
Net current period other comprehensive income	(29,172)	—	1,348	(27,824)
Foreign exchange rate impact	(14,025)	14,025	—	—
Balance as of June 30, 2018	$(122,263)	$(192,657)	$1,002	$(313,918)
_____________

(1)	Reclassification of amounts related to pension liability adjustments are included as a component of net periodic pension cost.

(2)	Reclassification of amounts related to cash flow hedges were included as direct costs.

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
The following tables show region information for the three months ended June 30, 2018 and 2017 and as of June 30 and March 31, 2018, where applicable, reconciled to consolidated totals, and prepared on the same basis as our condensed consolidated financial statements (in thousands):

	Three Months Ended June 30,
	2018	2017
Region revenue from external customers:
Europe Caspian	$218,500	$191,399
Africa	36,416	50,790
Americas	52,593	55,762
Asia Pacific	60,196	52,446
Corporate and other	189	1,712
Total region revenue (1)	$367,894	$352,109
Intra-region revenue:
Europe Caspian	$1,680	$1,036
Africa	—	—
Americas	1,637	2,294
Asia Pacific	—	—
Corporate and other	1	22
Total intra-region revenue	$3,318	$3,352
Consolidated revenue:
Europe Caspian	$220,180	$192,435
Africa	36,416	50,790
Americas	54,230	58,056
Asia Pacific	60,196	52,446
Corporate and other	190	1,734
Intra-region eliminations	(3,318)	(3,352)
Total consolidated revenue (1)	$367,894	$352,109
_____________

(1)
The above table represents disaggregated revenue from contracts with customers except for $19.8 million of revenue included in totals ($13.0 million from Europe Caspian, $6.7 million from Americas and $0.1 million from Asia Pacific) for the three months ended June 30, 2018.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended June 30,
	2018	2017
Earnings from unconsolidated affiliates, net of losses – equity method investments:
Europe Caspian	$25	$30
Americas	(2,907)	(535)
Corporate and other	(135)	(160)
Total earnings from unconsolidated affiliates, net of losses – equity method investments	$(3,017)	$(665)

Consolidated operating loss:
Europe Caspian	$21,928	$4,371
Africa	1,141	10,048
Americas	(7,587)	(1,256)
Asia Pacific	(971)	(12,530)
Corporate and other	(16,631)	(25,950)
Gain (loss) on disposal of assets	(1,678)	699
Total consolidated operating loss (1)	$(3,798)	$(24,618)

Depreciation and amortization:
Europe Caspian	$12,755	$11,822
Africa	3,414	3,076
Americas	6,881	6,999
Asia Pacific	4,355	5,810
Corporate and other	3,536	3,349
Total depreciation and amortization	$30,941	$31,056

	June 30, 2018	March 31, 2018
Identifiable assets:
Europe Caspian	$1,023,734	$1,087,437
Africa	393,887	374,121
Americas	747,800	788,879
Asia Pacific	338,347	342,166
Corporate and other (2)	544,030	572,399
Total identifiable assets	$3,047,798	$3,165,002

Investments in unconsolidated affiliates – equity method investments:
Europe Caspian	$250	$270
Americas	105,054	116,276
Corporate and other	3,019	3,338
Total investments in unconsolidated affiliates – equity method investments	$108,323	$119,884
_____________

(1)
Results for the three months ended June 30, 2018, were positively impacted by a reduction to rent expense of $3.5 million (included in direct costs) impacting Europe Caspian and Asia Pacific regions by $2.7 million and $0.8 million, respectively, related to OEM cost recoveries for ongoing aircraft issues. For further details, see Note 1.

(2)
Includes $73.1 million and $67.7 million of construction in progress within property and equipment on our condensed consolidated balance sheets as of June 30 and March 31, 2018, respectively, which primarily represents progress payments on aircraft to be delivered in future periods.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
The Company has registered senior notes that the Guarantor Subsidiaries have fully, unconditionally, jointly and severally guaranteed. The following supplemental financial information sets forth, on a consolidating basis, the balance sheet, statement of operations, comprehensive income and cash flow information for Bristow Group Inc. (“Parent Company Only”), for the Guarantor Subsidiaries and for our other subsidiaries (the “Non-Guarantor Subsidiaries”). We have not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors. For further details on the registered senior notes, see Note 4 to the fiscal year 2018 Financial Statements.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2018

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue:
Third party revenue	$45	$34,135	$333,714	$—	$367,894
Intercompany revenue	—	26,517	—	(26,517)	—
	45	60,652	333,714	(26,517)	367,894
Operating expense:
Direct cost and reimbursable expense	16	41,876	254,063	—	295,955
Intercompany expenses	—	—	26,517	(26,517)	—
Depreciation and amortization	3,066	18,222	9,653	—	30,941
General and administrative	12,788	3,798	23,515	—	40,101
	15,870	63,896	313,748	(26,517)	366,997

Gain (loss) on disposal of assets	(806)	(1,160)	288	—	(1,678)
Earnings from unconsolidated affiliates, net of losses	(7,309)	—	(3,017)	7,309	(3,017)
Operating income (loss)	(23,940)	(4,404)	17,237	7,309	(3,798)
Interest expense, net	(16,379)	(6,830)	(3,935)	—	(27,144)
Other income (expense), net	134	1,075	(5,159)	—	(3,950)

Income (loss) before (provision) benefit for income taxes	(40,185)	(10,159)	8,143	7,309	(34,892)
Allocation of consolidated income taxes	8,092	893	(6,134)	—	2,851
Net income (loss)	(32,093)	(9,266)	2,009	7,309	(32,041)
Net income attributable to noncontrolling interests	(15)	—	(52)	—	(67)
Net income (loss) attributable to Bristow Group	$(32,108)	$(9,266)	$1,957	$7,309	$(32,108)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2017

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue:
Third party revenue	$—	$45,775	$306,334	$—	$352,109
Intercompany revenue	—	32,191	—	(32,191)	—
	—	77,966	306,334	(32,191)	352,109
Operating expense:
Direct cost and reimbursable expense	6	52,334	245,466	—	297,806
Intercompany expenses	—	—	32,191	(32,191)	—
Depreciation and amortization	2,917	12,483	15,656	—	31,056
General and administrative	19,107	5,762	21,838	—	46,707
	22,030	70,579	315,151	(32,191)	375,569

Loss on impairment	—	(1,192)	—	—	(1,192)
Gain on disposal of assets	—	416	283	—	699
Earnings from unconsolidated affiliates, net of losses	(20,645)	—	(665)	20,645	(665)
Operating income (loss)	(42,675)	6,611	(9,199)	20,645	(24,618)
Interest expense, net	(9,058)	(5,780)	(1,183)	—	(16,021)
Other income (expense), net	(29)	(357)	(1,230)	—	(1,616)

Loss before (provision) benefit for income taxes	(51,762)	474	(11,612)	20,645	(42,255)
Allocation of consolidated income taxes	(3,502)	(4,160)	(5,829)	—	(13,491)
Net loss	(55,264)	(3,686)	(17,441)	20,645	(55,746)
Net (income) loss attributable to noncontrolling interests	(11)	—	482	—	471
Net loss attributable to Bristow Group	$(55,275)	$(3,686)	$(16,959)	$20,645	$(55,275)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended June 30, 2018

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net income (loss)	$(32,093)	$(9,266)	$2,009	$7,309	$(32,041)
Other comprehensive loss:
Currency translation adjustments	—	(886)	(81,802)	53,655	(29,033)
Unrealized gain on cash flow hedges	—	—	1,348	—	1,348
Total comprehensive loss	(32,093)	(10,152)	(78,445)	60,964	(59,726)

Net income attributable to noncontrolling interests	(15)	—	(52)	—	(67)
Currency translation adjustments attributable to noncontrolling interests	—	—	(139)	—	(139)
Total comprehensive income attributable to noncontrolling interests	(15)	—	(191)	—	(206)
Total comprehensive loss attributable to Bristow Group	$(32,108)	$(10,152)	$(78,636)	$60,964	$(59,932)

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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Balance Sheet
As of June 30, 2018

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$244,990	$1,514	$70,046	$—	$316,550
Accounts receivable	421,367	492,437	298,278	(952,282)	259,800
Inventories	—	33,018	92,663	—	125,681
Assets held for sale	—	19,856	3,646	—	23,502
Prepaid expenses and other current assets	2,453	5,115	42,016	—	49,584
Total current assets	668,810	551,940	506,649	(952,282)	775,117
Intercompany investment	2,032,723	104,435	133,346	(2,270,504)	—
Investment in unconsolidated affiliates	—	—	114,609	—	114,609
Intercompany notes receivable	170,513	36,358	159,884	(366,755)	—
Property and equipment—at cost:
Land and buildings	4,806	58,089	179,173	—	242,068
Aircraft and equipment	156,500	1,318,149	1,018,721	—	2,493,370
	161,306	1,376,238	1,197,894	—	2,735,438
Less: Accumulated depreciation and amortization	(42,846)	(279,325)	(393,325)	—	(715,496)
	118,460	1,096,913	804,569	—	2,019,942
Goodwill	—	—	19,175	—	19,175
Other assets	4,221	1,357	113,377	—	118,955
Total assets	$2,994,727	$1,791,003	$1,851,609	$(3,589,541)	$3,047,798

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$374,301	$405,656	$250,703	$(930,361)	$100,299
Accrued liabilities	51,808	2,607	146,785	(20,573)	180,627
Short-term borrowings and current maturities of long-term debt	(3,496)	20,165	37,054	—	53,723
Total current liabilities	422,613	428,428	434,542	(950,934)	334,649
Long-term debt, less current maturities	845,754	264,829	299,500	—	1,410,083
Intercompany notes payable	133,078	197,397	37,382	(367,857)	—
Accrued pension liabilities	—	—	30,526	—	30,526
Other liabilities and deferred credits	12,042	7,635	12,625	—	32,302
Deferred taxes	69,311	26,726	18,608	—	114,645
Stockholders’ investment:
Common stock	385	4,996	131,317	(136,313)	385
Additional paid-in-capital	856,826	29,387	284,048	(313,435)	856,826
Retained earnings	759,929	831,111	314,282	(1,145,393)	759,929
Accumulated other comprehensive income (loss)	78,306	494	282,891	(675,609)	(313,918)
Treasury shares	(184,796)	—	—	—	(184,796)
Total Bristow Group stockholders’ investment	1,510,650	865,988	1,012,538	(2,270,750)	1,118,426
Noncontrolling interests	1,279	—	5,888	—	7,167
Total stockholders’ investment	1,511,929	865,988	1,018,426	(2,270,750)	1,125,593
Total liabilities and stockholders’ investment	$2,994,727	$1,791,003	$1,851,609	$(3,589,541)	$3,047,798

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Balance Sheet
As of March 31, 2018

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$277,176	$8,904	$94,143	$—	$380,223
Accounts receivable	211,412	423,214	250,984	(638,630)	246,980
Inventories	—	31,300	98,314	—	129,614
Assets held for sale	—	26,737	3,611	—	30,348
Prepaid expenses and other current assets	3,367	4,494	41,016	(1,643)	47,234
Total current assets	491,955	494,649	488,068	(640,273)	834,399
Intercompany investment	2,204,454	104,435	141,683	(2,450,572)	—
Investment in unconsolidated affiliates	—	—	126,170	—	126,170
Intercompany notes receivable	183,634	36,358	368,575	(588,567)	—
Property and equipment—at cost:
Land and buildings	4,806	58,191	187,043	—	250,040
Aircraft and equipment	156,651	1,326,922	1,027,558	—	2,511,131
	161,457	1,385,113	1,214,601	—	2,761,171
Less: Accumulated depreciation and amortization	(39,780)	(263,412)	(389,959)	—	(693,151)
	121,677	1,121,701	824,642	—	2,068,020
Goodwill	—	—	19,907	—	19,907
Other assets	4,966	2,122	109,418	—	116,506
Total assets	$3,006,686	$1,759,265	$2,078,463	$(3,679,412)	$3,165,002

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$341,342	$175,133	$201,704	$(616,909)	$101,270
Accrued liabilities	59,070	6,735	161,077	(21,955)	204,927
Short-term borrowings and current maturities of long-term debt	(3,334)	20,596	39,438	—	56,700
Total current liabilities	397,078	202,464	402,219	(638,864)	362,897
Long-term debt, less current maturities	843,819	276,186	309,829	—	1,429,834
Intercompany notes payable	132,740	370,407	41,001	(544,148)	—
Accrued pension liabilities	—	—	37,034	—	37,034
Other liabilities and deferred credits	14,078	7,924	14,950	—	36,952
Deferred taxes	77,373	27,794	10,025	—	115,192
Stockholders’ investment:
Common stock	382	4,996	131,317	(136,313)	382
Additional paid-in-capital	852,565	29,387	284,048	(313,435)	852,565
Retained earnings	793,783	838,727	478,661	(1,317,388)	793,783
Accumulated other comprehensive income (loss)	78,306	1,380	363,484	(729,264)	(286,094)
Treasury shares	(184,796)	—	—	—	(184,796)
Total Bristow Group stockholders’ investment	1,540,240	874,490	1,257,510	(2,496,400)	1,175,840
Noncontrolling interests	1,358	—	5,895	—	7,253
Total stockholders’ investment	1,541,598	874,490	1,263,405	(2,496,400)	1,183,093
Total liabilities and stockholders’ investment	$3,006,686	$1,759,265	$2,078,463	$(3,679,412)	$3,165,002

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Cash Flows
Three Months Ended June 30, 2018

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash provided by (used in) operating activities	$(32,865)	$11,992	$(23,246)	$—	$(44,119)
Cash flows from investing activities:
Capital expenditures	(654)	(1,453)	(6,788)	—	(8,895)
Proceeds from asset dispositions	—	7,432	342	—	7,774
Net cash provided by (used in) investing activities	(654)	5,979	(6,446)	—	(1,121)
Cash flows from financing activities:
Proceeds from borrowings	—	—	387	—	387
Debt issuance costs	(421)	(32)	(1,925)	—	(2,378)
Repayment of debt	—	(5,262)	(8,932)	—	(14,194)
Dividends paid	162,941	1,649	(164,590)	—	—
Increases (decreases) in cash related to intercompany advances and debt	(162,519)	(21,716)	184,235	—	—
Partial prepayment of put/call obligation	(14)	—	—	—	(14)
Issuance of common stock	2,830	—	—	—	2,830
Repurchases for tax withholdings on vesting of equity awards	(1,484)	—	—	—	(1,484)
Net cash provided by (used in) financing activities	1,333	(25,361)	9,175	—	(14,853)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,580)	—	(3,580)
Net decrease in cash and cash equivalents	(32,186)	(7,390)	(24,097)	—	(63,673)
Cash and cash equivalents at beginning of period	277,176	8,904	94,143	—	380,223
Cash and cash equivalents at end of period	$244,990	$1,514	$70,046	$—	$316,550

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
Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheets of Bristow Group Inc. and subsidiaries (the Company) as of June 30, 2018, the related condensed consolidated statements of operations and comprehensive loss, for the three-month periods ended June 30, 2018 and 2017, the related condensed consolidated statements of cash flows for the three-month periods ended June 30, 2018 and 2017, and the related condensed consolidated statements of changes in stockholders’ investment for the three-month period ended June 30, 2018, and the related notes (collectively, the “consolidated interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of Bristow Group Inc. and subsidiaries as of March 31, 2018, and the related consolidated statements of operations, comprehensive loss, cash flows and stockholders’ investment for the year then ended (not presented herein); and in our report dated May 23, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Basis for Review Results
This consolidated interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board. A review of consolidated interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ KPMG LLP
Houston, Texas
August 2, 2018

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 (the “fiscal year 2018 Annual Report”) and the MD&A contained therein. In the discussion that follows, the terms “Current Quarter” and “Comparable Quarter” refer to the three months ended June 30, 2018 and 2017, respectively. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ending March 31, 2019 is referred to as “fiscal year 2019”.
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
The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. For a more detailed description of risk factors, please see the risks and uncertainties described under Item 1A. “Risk Factors” included in the fiscal year 2018 Annual Report.
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
General
We are the leading global industrial aviation services provider based on the number of aircraft operated. We have a long history in industrial aviation services through Bristow Helicopters Ltd. (“Bristow Helicopters”) and Offshore Logistics, Inc., which were founded in 1955 and 1969, respectively. We have major transportation operations in the North Sea, Nigeria and the U.S. Gulf of Mexico, and in most of the other major offshore energy producing regions of the world, including Australia, Brazil, Canada, Russia and Trinidad. We provide private sector SAR services in Australia, Canada, Norway, Russia, Trinidad and the United States. We provide public sector SAR services in the U.K. on behalf of the Maritime & Coastguard Agency. We also provide regional fixed wing scheduled and charter services in the U.K., Nigeria and Australia through our consolidated affiliates, Eastern Airways International Limited (“Eastern Airways”) and Capiteq Limited, operating under the name of Airnorth. These operations support our primary industrial aviation services operations in those markets, creating a more integrated logistics solution for our customers.
During the Current Quarter, we generated approximately 65% of our consolidated operating revenue from external customers from oil and gas operations, approximately 19% from U.K. SAR operations and approximately 16% from fixed wing services, including charter and scheduled airline services that support our global helicopter operations.
We conduct our business in one segment: industrial aviation services. The industrial aviation services segment operations are conducted primarily through two hubs that include four regions:

•	Europe Caspian,

•	Africa,

•	Americas, and

•	Asia Pacific.
We primarily provide industrial aviation services to a broad base of major integrated, national and independent offshore energy companies. Our customers charter our helicopters primarily to transport personnel between onshore bases and offshore production platforms, drilling rigs and other installations. To a lesser extent, our customers also charter our helicopters to transport time-sensitive equipment to these offshore locations. These customers’ operating expenditures in the production sector are the principal source of our revenue, while their exploration and development capital expenditures provide a lesser portion of our revenue. The customers for SAR services include both the oil and gas industry, where our revenue is primarily dependent on our customers’ operating expenditures, and governmental agencies, where our revenue is dependent on a country’s desire to privatize SAR and enter into long-term contracts. As of June 30, 2018, we operated 286 aircraft (including 187 owned aircraft and 99 leased aircraft; 10 of the owned aircraft are held for sale) and our unconsolidated affiliates operated 109 aircraft in addition to those aircraft leased from us.

The chart below presents (1) the number of aircraft in our fleet and their distribution among the regions of our industrial aviation services segment as of June 30, 2018; (2) the number of helicopters which we had on order or under option as of June 30, 2018; and (3) the percentage of operating revenue which each of our regions provided during the Current Quarter. For additional information regarding our commitments and options to acquire aircraft, see Note 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Percentage of Current Quarter Operating Revenue	Aircraft in Consolidated Fleet
		Helicopters			Fixed Wing (1)		Unconsolidated Affiliates (4)
		Small	Medium	Large		Total (2)(3)		Total
Europe Caspian	60%	—	14	79	34	127	—	127
Africa	10%	6	28	4	3	41	48	89
Americas	15%	18	40	15	—	73	61	134
Asia Pacific	15%	—	10	21	14	45	—	45
Total	100%	24	92	119	51	286	109	395
Aircraft not currently in fleet: (5)
On order		—	—	27	—	27
Under option		—	—	4	—	4
_____________

(1)
Eastern Airways operates a total of 34 fixed wing aircraft in the Europe Caspian region and provides technical support for two fixed wing aircraft in the Africa region. Additionally, Airnorth operates a total of 14 fixed wing aircraft, which are included in the Asia Pacific region.

(2)	Includes 10 aircraft held for sale and 99 leased aircraft as follows:

	Held for Sale Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Fixed Wing	Total
Europe Caspian	—	1	—	—	1
Africa	2	3	—	—	5
Americas	—	3	—	—	3
Asia Pacific	—	—	—	1	1
Total	2	7	—	1	10

	Leased Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Fixed Wing	Total
Europe Caspian	—	5	38	15	58
Africa	—	1	2	2	5
Americas	2	14	6	—	22
Asia Pacific	—	3	7	4	14
Total	2	23	53	21	99

(3)	The average age of our helicopter fleet was approximately ten years as of June 30, 2018.

(4)
The 109 aircraft operated by our unconsolidated affiliates do not include those aircraft leased from us. Includes 41 helicopters (primarily medium) and 19 fixed wing aircraft owned and managed by Líder Táxi Aéreo S.A. (“Líder”), our unconsolidated affiliate in Brazil included in the Americas region, and 41 helicopters and seven fixed wing aircraft owned by Petroleum Air Services (“PAS”), our unconsolidated affiliate in Egypt included in the Africa region, and one helicopter operated by Cougar Helicopters Inc., our unconsolidated affiliate in Canada.

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

	Current Quarter (1)	Fiscal Year Ended March 31,
		2018	2017	2016	2015	2014
LACE	167	172	174	162	166	158
LACE Rate (in millions)	$7.05	$6.80	$6.63	$8.85	$9.33	$9.34
_____________

(1)	LACE rate is annualized.
The following table presents the distribution of LACE helicopters owned and leased, and the percentage of LACE leased as of June 30, 2018. The percentage of LACE leased is calculated by taking the total LACE for leased commercial helicopters divided by the total LACE for all commercial helicopters we operate, including both owned and leased.

	LACE
	Owned Aircraft	Leased Aircraft	Percentage of LACE leased
Europe Caspian	45	41	47%
Africa	15	3	14%
Americas	25	14	36%
Asia Pacific	18	9	33%
Total	102	65	39%
Our Strategy
Our goal is to further strengthen our position as the leading industrial aviation services provider to the offshore energy industry and public and private sector SAR. To do this, we will pursue efficiencies and new opportunities in our core markets, address oversupply and market saturation by diversifying our portfolio, and drive innovation throughout our businesses and industry.
We will continue to transform our business to create financial sustainability, defined as positive cash flow, reduced leverage and an ability to refinance fiscal year 2023 debt maturities in absence of an offshore market recovery as the timing of a recovery remains uncertain. Fiscal year 2019 priorities include: (1) safety improvements with a refresh of Target Zero; (2) revenue growth by being competitive in a short-cycle market; (3) cost efficiencies building on the success of fiscal year 2018; (4) improving financial returns on capital with improved aircraft utilization.
While we are well-positioned to take advantage of the beginning of an offshore investment cycle, continued innovation and greater cost efficiencies will be required beyond fiscal year 2019 as we move from sustainability to profitability. Specifically, we will continue to employ our “STRIVE” strategy as follows:

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

•
Renew Commercial Strategy and Operational Excellence. We are in the process of renewing both our commercial strategy to improve revenue productivity across our global markets and our operational strategy to serve our customers safely, reliably and efficiently. We believe that we need to renew these strategies in order to thrive in an economy that is undergoing long-term structural change. Our Europe and Americas hub structure has allowed us to achieve reductions in general and administrative expenses down to approximately 12% of revenue compared to 14% in fiscal year 2015. Further, our hub structure allows us to take advantage of short-cycle work, which we define as short-term demand requests from our oil and gas customers for contracts measured in months rather than years. Our ability to service this demand led to significant outperformance versus internal expectations across many of our regions during fiscal year 2018.

•
Improve Balance Sheet and Return on Capital. We continually seek to improve our balance sheet and liquidity and reduce our capital costs, with a goal of reduced financing leverage (including lower levels of debt and leases), return to profitability and improvement of return on invested capital. To achieve this we have historically practiced the principal of prudent balance sheet management and have proactively managed our liquidity position with cash flows from operations, as well as external financings. These external financings have included the use of operating leases for a target of approximately 35% of our LACE. The target recognizes that we will have variability above or below the target of approximately 5% of our LACE due to timing of leases, purchases, disposals and lease terminations. As of June 30, 2018, commercial helicopters under operating leases accounted for 39% of our LACE. See “Liquidity and Capital Resources — Financial Condition and Sources of Liquidity” included elsewhere in this Quarterly Report for further discussion of our capital structure and liquidity.

•
Value Added Acquisitions and Divestitures. We intend to pursue value-added acquisitions that not just make us bigger but better; that generate cost efficiencies that position us to thrive in an economy that is undergoing long-term structural change. We may also divest portions of our business or assets to narrow our product lines and reduce our operational footprint to reduce leverage and improve return on capital. We also intend to continue to utilize portfolio and fleet optimization. Consistent with our ongoing process to rationalize and simplify our business and global aircraft fleet, we sold 11 aircraft for proceeds of $48.3 million during fiscal year 2018 and sold three aircraft during the Current Quarter for proceeds of $8.1 million, of which $7.4 million was received in the Current Quarter and $0.7 million was received in July 2018. We currently have 10 aircraft held for sale and the average age of our fleet is approximately ten years. Additionally, our critical short and long-term goal is to significantly reduce our aircraft rent expense. During fiscal year 2018 and the Current Quarter, we returned four Airbus H225s and six Sikorsky S-92s to lessors. We intend to further reduce aircraft rent expense through lease returns as part of our ongoing strategy to return to profitability.

•
Execute on Bristow Transformation. Our Europe and Americas hub structure has allowed for global alignment with faster local market response and increased cost efficiency. Also, as discussed elsewhere in this Quarterly Report, we reached agreements with OEMs during fiscal year 2018 to achieve $136 million in recoveries.

Market Outlook
Our core business is providing industrial aviation services to the worldwide oil and gas industry. We also provide public and private sector SAR services and fixed wing transportation services. Our global operations and critical mass of helicopters provide us with geographic and customer diversity which helps mitigate risks associated with a single market or customer.
The oil and gas business environment experienced a significant downturn beginning during fiscal year 2015. Brent crude oil prices declined from approximately $106 per barrel as of July 1, 2014 to a low of approximately $26 per barrel in February 2016, with an increase to approximately $74 per barrel as of June 30, 2018. The decrease in oil prices was driven by increased global supply and forecasts of reduced demand for crude oil resulting from weaker global economic growth in many regions of the world. The oil price decline negatively impacted the cash flow of our customers and resulted in their implementation of measures to reduce operational and capital costs, negatively impacting activity beginning in fiscal year 2015. These cost reductions have continued into fiscal year 2019 and have impacted both the offshore production and the offshore exploration activity of our customers, with offshore production activity being impacted to a lesser extent. The largest share of our revenue relates to oil and gas production and our largest contract, the contract with the U.K. Department for Transport to provide public sector SAR services for all of the U.K. (the “U.K. SAR contract”), is not directly impacted by declining oil prices. However, the significant drop in the price of crude oil resulted in the rescaling, delay or cancellation of planned offshore projects which has negatively impacted our operations and could continue to negatively impact our operations in future periods.
The oil price environment is showing signs of stabilizing with crude oil prices at levels not seen since the end of calendar year 2014. We are seeing an increase in offshore market activity off of a very low base level with an increased number of working floaters and jackups in our core markets, including the U.S. Gulf of Mexico and the North Sea. There have also been significant increases in front end engineering and design awards that, along with the stabilization of tie-back work and floating production storage and offloading unit utilization, has historically been a leading indicator of increased offshore activity. The helicopter transportation industry is benefiting from relatively low day rates for rigs, which in turn reduces our oil and gas customers’ costs and generates increased demand for offshore transportation like helicopters. Our success in reducing costs and our faster hub response has made us more competitive, and we are gaining market share in this new environment for short-cycle requirements created by the changing market; however, we are uncertain as to whether this increased activity will lead to a recovery in offshore spending, and an extended period of reduced offshore spending may have a material impact on our financial position, cash flow and results of operations.
The SAR market is continuing to evolve and we believe further outsourcing of public SAR services to the private sector will continue in the future, although the timing of these opportunities is uncertain. The customers for our SAR services include both the oil and gas industry and governmental agencies. We are pursuing other public and oil and gas SAR opportunities for multiple aircraft in various jurisdictions around the globe and other non-SAR government aircraft logistics opportunities.
Additionally, we have taken the following actions in an effort to address the downturn:

•
We continue to seek ways to operate more efficiently in the current market and work with our customers to improve the efficiency of their operations. In early fiscal year 2018, we took additional steps to increase cost efficiency by optimizing our operations around two primary geographical hubs in key areas of our business, Europe and the Americas.

•
We increased our financial flexibility by entering into new secured equipment financings that resulted in aggregate proceeds of $630 million funded in fiscal years 2017 and 2018. Additionally, in fiscal year 2018, we completed the sale of $143.8 million of the 4½% Convertible Senior Notes and $350 million of the 8.75% Senior Secured Notes. In April 2018, we entered into a new ABL Facility as discussed in Note 4 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report and under “—Recent Events” below.

•
We worked with our original equipment manufacturers (“OEMs”) to defer approximately $190 million of capital expenditures relating to fiscal years 2018 through 2020 into fiscal year 2020 and beyond and achieved $136 million in cost recoveries from OEMs related to ongoing aircraft issues, of which $125 million was recovered in fiscal year 2018 and $11 million was recovered in May 2018.

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
Tax Cuts and Jobs Act — On December 22, 2017, the president of the United States signed into law tax legislation commonly known as the Tax Cuts and Jobs Act (the “Act”). The Act includes numerous changes in existing U.S. tax law, including (1) reducing the U.S. federal corporate income tax rate from 35% to 21%; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; and (5) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized. The Act also includes the following provisions that became applicable to us on April 1, 2018: (1) creation of a new minimum tax on base erosion and anti-abuse; (2) creation of additional limitations on deductible business interest expense; and (3) creation of additional limitations on the utilization of net operating loss carryforwards.
In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. For the year ended March 31, 2018, our provision for income taxes includes the impact of decisions regarding the various impacts of tax reform and related disclosures. Consistent with guidance in SAB 118, for fiscal year 2018 we recorded provisional amounts for the transition tax on undistributed earnings of $52.9 million, which was partially offset by foreign tax credits of $22.6 million. Also in fiscal year 2018, we recorded $53.0 million tax benefit as a result of the revaluation of our net deferred tax liabilities. Additional details regarding the Act and the impact on us are provided in Note 8 in the “Notes to Consolidated Financial Statements” included in our 2018 Annual Report.
We are continuing to analyze additional guidance as it becomes available to determine the final impact as well as other impacts of the Act. Any adjustments recorded to the provisional amounts will be included in income from operations as an adjustment to our fiscal year 2019 financial statements.
Fleet updates — As previously reported, on April 29, 2016, another company’s EC 225LP (also known as an H225LP) model helicopter crashed near Turøy outside of Bergen, Norway resulting in the European Aviation Safety Agency (“EASA”) issuing airworthiness directives prohibiting flight of H225LP and AS332L2 model aircraft. On July 20, 2017, the U.K. CAA and NCAA issued safety and operational directives which detail the conditions to apply for the safe return to service of H225LP and AS332L2 model aircraft, where operators wish to do so. On July 5, 2018, the Accident Investigation Board Norway issued its final investigation report on the accident. The report cited a fatigue fracture within the epicyclic module of the main gear box as the cause of the accident, and issued safety recommendations in a number of areas, including gearbox design and certification requirements, failure tolerance, and continued airworthiness of the AS332L2 and the EC 225LP helicopters. We continue not to operate for commercial purposes our 23 H225LP model aircraft, and we are carefully evaluating next steps and demand for the H225LP model aircraft in our oil and gas and SAR operations worldwide, with the safety of passengers and crews remaining our highest priority.
Separately, our efforts to successfully integrate AW189 aircraft into service for the U.K. SAR contract continue with three of the five bases operational and a fourth expected to be online by October 1, 2018. As a result of the delays due to a product improvement plan with the aircraft, the acceptance of four AW189 aircraft were pushed to later dates. We continue to meet our contractual obligations under the U.K. SAR contract through the utilization of other aircraft.
During fiscal year 2018, we reached agreements with OEMs to recover $136.0 million related to ongoing aircraft issues mentioned above, of which $125.0 million was recovered during fiscal year 2018 and $11.0 million was recovered in the Current Quarter. For further details on the accounting treatment, see Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

Selected Regional Perspectives
We own an approximate 20% voting interest and a 41.9% economic interest in Líder, a provider of helicopter and executive aviation services in Brazil. Brazil represents a significant part of long term helicopter industry demand due to its concentration and size of its offshore oil reserves. However, in the short term, Brazil and, specifically, Petrobras continue to evidence uncertainty as the price of oil and Petrobras’ restructuring efforts have impacted the helicopter industry. The Brazilian government has revisited the regulations on the oil and gas industry and made significant changes to the Brazilian market, including removing the requirement that Petrobras have 30% participation on all exploratory blocks, removing the requirement that Petrobras be the operator of all pre-salt blocks and approving the next round of licensing for new exploration blocks (six years after the last successful round). In addition, the Brazilian government is currently reviewing local content requirements, which has led other operators (including international oil companies) to initiate drilling activities. Petrobras’ new management has implemented a five-year business and management plan focused on divestment, mostly of its non-core businesses. Overall, the long-term Brazilian market outlook has improved with future opportunities for growth although Líder faces significant competition from a number of global and local helicopter service providers.
Líder’s management has significantly decreased their future financial projections as a result of recent tender awards announced by Petrobras. Petrobras represented 64% and 66% of Líder’s operating revenue in calendar years 2017 and 2016, respectively. This significant decline in future forecasted results, coupled with previous declining financial results, triggered our review of our investment in Líder for potential impairment as of March 31, 2018. Based on the estimated fair value of our investment, we recorded an $85.7 million impairment as of March 31, 2018. Our remaining investment in Líder as of June 30, 2018 is $52.0 million. Despite this impairment driven by an overall reduction in financial performance, Líder’s management expects to benefit from the recovery in the Brazilian market over the long-term. As of June 30, 2018, we have no aircraft on lease to Líder. In addition to uncertainty surrounding future financial performance, currency fluctuations continue to make it difficult to predict the earnings from our Líder investment. These currency fluctuations, which primarily do not impact Líder’s cash flow from operations, had a significant negative impact on Líder’s results in recent years, impacting our earnings from unconsolidated affiliates. Earnings from unconsolidated affiliates, net of losses, on our consolidated statements of operations, is included in calculating adjusted EBITDA, adjusted net income (loss) and adjusted diluted earnings (loss) per share.
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
We conduct business in various foreign countries, and as such, our cash flows and earnings are subject to fluctuations and related risks from changes in foreign currency exchange rates. During the Current Quarter, our primary foreign currency exposure was related to the British pound sterling, the euro, the Australian dollar, the Norwegian kroner and the Nigerian naira and our unconsolidated affiliates foreign currency exposure is primarily related to the Brazilian real. For further details on this exposure and the related impact on our results of operations, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2018 Annual Report and Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

Results of Operations
The following table presents our operating results and other statement of operations information for the applicable periods:

	Three Months Ended June 30,		Favorable (Unfavorable)

	2018	2017

	(In thousands, except per share amounts, percentages and flight hours)
Revenue:
Operating revenue	$350,987	$339,729	$11,258	3.3%
Reimbursable revenue	16,907	12,380	4,527	36.6%
Total revenue	367,894	352,109	15,785	4.5%

Operating expense:
Direct cost	280,051	285,580	5,529	1.9%
Reimbursable expense	15,904	12,226	(3,678)	(30.1)%
Depreciation and amortization	30,941	31,056	115	0.4%
General and administrative	40,101	46,707	6,606	14.1%
Total operating expense	366,997	375,569	8,572	2.3%

Loss on impairment	—	(1,192)	1,192	100.0%
Gain (loss) on disposal of assets	(1,678)	699	(2,377)	*
Earnings from unconsolidated affiliates, net of losses	(3,017)	(665)	(2,352)	(353.7)%

Operating loss	(3,798)	(24,618)	20,820	84.6%

Interest expense, net	(27,144)	(16,021)	(11,123)	(69.4)%
Other income (expense), net	(3,950)	(1,616)	(2,334)	(144.4)%

Loss before benefit (provision) for income taxes	(34,892)	(42,255)	7,363	17.4%
Benefit (provision) for income taxes	2,851	(13,491)	16,342	*

Net loss	(32,041)	(55,746)	23,705	42.5%
Net (income) loss attributable to noncontrolling interests	(67)	471	(538)	*
Net loss attributable to Bristow Group	$(32,108)	$(55,275)	$23,167	41.9%

Diluted loss per common share	$(0.90)	$(1.57)	$0.67	42.7%
Operating margin (1)	(1.1)%	(7.2)%	6.1%	84.7%
Flight hours (2)	43,203	43,723	(520)	(1.2)%

Non-GAAP financial measures: (3)
Adjusted EBITDA	$26,769	$15,203	$11,566	76.1%
Adjusted EBITDA margin (1)	7.6%	4.5%	3.1%	68.9%
Adjusted net loss	$(29,123)	$(29,138)	$15	0.1%
Adjusted diluted loss per share	$(0.82)	$(0.83)	$0.01	1.2%

_____________
 * percentage change too large to be meaningful or not applicable

(1)	Operating margin is calculated as operating income (loss) divided by operating revenue. Adjusted EBITDA margin is calculated as adjusted EBITDA divided by operating revenue.

(2)
Excludes flight hours from Bristow Academy and unconsolidated affiliates. Includes flight hours from Eastern Airways and Airnorth fixed wing operations in the U.K., Nigeria and Australia for the three months ended June 30, 2018 and 2017 totaling 10,653 and 10,379, respectively, for the three months ended June 30, 2018 and 2017.

(3)
These financial measures have not been prepared in accordance with generally accepted accounting principles (“GAAP”) and have not been audited or reviewed by our independent registered public accounting firm. These financial measures are therefore considered non-GAAP financial measures. Adjusted EBITDA is calculated by taking our net income (loss) and adjusting for interest expense, depreciation and amortization, benefit (provision) for income taxes, gain (loss) on disposal of assets and any special items during the reported periods. See further discussion of our use of the adjusted EBITDA metric below. Adjusted net income (loss) and adjusted diluted earnings (loss) per share are each adjusted for gain (loss) on disposal of assets and any special items during the reported periods. As discussed below, management believes these non-GAAP financial measures provide meaningful supplemental information regarding our results of operations. A description of the adjustments to and reconciliations of these non-GAAP financial measures to the most comparable GAAP financial measures is as follows:

	Three Months Ended June 30,
	2018	2017

	(In thousands, except percentages and per share amounts)
Net loss	$(32,041)	$(55,746)
Loss (gain) on disposal of assets	1,678	(699)
Special items (i)	1,719	10,866
Depreciation and amortization	30,941	31,056
Interest expense	27,323	16,235
(Benefit) provision for income taxes	(2,851)	13,491
Adjusted EBITDA	$26,769	$15,203

Benefit (provision) for income taxes	$2,851	$(13,491)
Tax (benefit) provision on loss (gain) on disposal of assets	(404)	4,573
Tax (benefit) provision on special items	(8)	11,397
Adjusted benefit for income taxes	$2,439	$2,479

Effective tax rate (ii)	8.2%	(31.9)%
Adjusted effective tax rate (ii)	7.7%	7.7%

Net loss attributable to Bristow Group	$(32,108)	$(55,275)
Loss on disposal of assets (iii)	1,274	3,874
Special items (i) (iii)	1,711	22,263
Adjusted net loss	$(29,123)	$(29,138)

Diluted loss per share	$(0.90)	$(1.57)
Loss on disposal of assets (iii)	0.04	0.11
Special items (i) (iii)	0.05	0.63
Adjusted diluted loss per share (iv)	(0.82)	(0.83)
_____________

(i)	See information about special items during the Current Quarter and Comparable Quarter under “— Current Quarter Compared to Comparable Quarter” below.

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

(iv)
Adjusted diluted earnings per share is calculated using the diluted weighted average number of shares outstanding of 35,629,741 and 35,227,434 during the Current Quarter and Comparable Quarter, respectively.

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

The following tables present region adjusted EBITDA and adjusted EBITDA margin discussed in “— Region Operating Results,” and consolidated adjusted EBITDA and adjusted EBITDA margin for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017

	(In thousands, except percentages)
Europe Caspian	$35,650	$16,152
Africa	5,319	13,383
Americas	(407)	6,176
Asia Pacific	2,086	(5,720)
Corporate and other	(15,879)	(14,788)
Consolidated adjusted EBITDA	$26,769	$15,203

Europe Caspian	16.9%	8.8%
Africa	15.2%	26.8%
Americas	(0.8)%	10.7%
Asia Pacific	3.8%	(11.6)%
Consolidated adjusted EBITDA margin	7.6%	4.5%

The following tables present region depreciation and amortization and rent expense for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017

	(In thousands)
Depreciation and amortization:
Europe Caspian	$12,755	$11,822
Africa	3,414	3,076
Americas	6,881	6,999
Asia Pacific	4,355	5,810
Corporate and other	3,536	3,349
Total depreciation and amortization	$30,941	$31,056

Rent expense:
Europe Caspian	$31,996	$36,453
Africa	2,122	2,200
Americas	6,598	6,994
Asia Pacific	8,117	10,954
Corporate and other	1,248	2,074
Total rent expense	$50,081	$58,675
Current Quarter Compared to Comparable Quarter
Operating revenue from external customers by line of service was as follows:

	Three Months Ended June 30,		Favorable (Unfavorable)
	2018	2017

	(In thousands, except percentages)
Oil and gas services	$227,771	$234,775	$(7,004)	(3.0)%
U.K. SAR services	66,320	52,587	13,733	26.1%
Fixed wing services	56,707	50,677	6,030	11.9%
Corporate and other	189	1,690	(1,501)	(88.8)%
Total operating revenue	$350,987	$339,729	$11,258	3.3%
The year-over-year increase in operating revenue was primarily driven by increases in U.K. SAR and fixed wing services revenue in our Europe Caspian and Africa regions. The increase in U.K. SAR services revenue included the one-time benefit of $7.6 million in OEM cost recoveries recognized in the Current Quarter. Additionally, revenue increased by $10.5 million compared to the Comparable Quarter due to changes in foreign currency exchange rates, primarily related to the strengthening of the British pound sterling versus the U.S. dollar. Offsetting these increases was a decrease in operating revenue for our oil and gas services primarily in our Africa and Americas regions due to a decrease in activity, which was partially offset by an increase in activity in our Asia Pacific region.
For the Current Quarter, we reported a net loss of $32.1 million and a diluted loss per share of $0.90 compared to a net loss of $55.3 million and a diluted loss per share of $1.57 for the Comparable Quarter. The year-over-year change in net loss and diluted loss per share was primarily driven by higher revenue in the Current Quarter as discussed above, lower rent expense, lower general and administrative expenses and a more favorable effective tax rate. These favorable changes were partially offset by higher interest expense and a higher loss on unconsolidated affiliates in the Current Quarter.
The net loss and diluted loss per share for the Current Quarter included the organizational restructuring costs of $1.7 million ($1.7 million net of tax), or $0.05 per share, included in direct cost and general and administrative expense, resulting from separation programs across our global organization designed to increase efficiency and reduce costs.
Additionally, we realized a loss on disposal of assets of $1.7 million ($1.3 million net of tax) during the Current Quarter from the sale or disposal of aircraft and other equipment.

The Current Quarter results benefited from the impact of $12.2 million of OEM cost recoveries realized in the Current Quarter that resulted in a one-time benefit of $7.6 million in U.K. SAR operating revenue as discussed above, a $3.5 million reduction in rent expense and a $1.1 million reduction in direct cost. We will recognize an additional $4.4 million reduction in rent expense and an additional $2.3 million reduction in direct cost over the remainder of fiscal year 2019 related to these OEM cost recoveries. For further details, see Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.
Excluding the organizational restructuring costs described above and the loss on disposal of assets, adjusted net loss and adjusted diluted loss per share were $29.1 million and $0.82, respectively, for the Current Quarter. These adjusted results compare to adjusted net loss and adjusted diluted loss per share of $29.1 million and $0.83, respectively, for the Comparable Quarter. Additionally, adjusted EBITDA improved to $26.8 million in the Current Quarter from $15.2 million in the Comparable Quarter. The benefit from the OEM cost recoveries described above is included within adjusted net income, adjusted earnings per share and adjusted EBITDA in the Current Quarter.
Adjusted EBITDA, adjusted net loss and adjusted diluted loss per share benefited from the increase in revenue, decrease in rent and general and administrative expense, and favorable impact of changes in foreign currency exchange rates compared to the Comparable Quarter. These items were mostly offset by increased interest expense, resulting in no significant change in adjusted net loss and adjusted diluted loss per share year-over-year. The increase in revenue and decrease in rent expense includes the OEM cost recoveries described above.
The table below presents the year-over-year impact of changes in foreign currency exchange rates.

	Three Months Ended June 30,		Favorable (Unfavorable)
	2018	2017

	(In thousands, except per share amounts)
Revenue impact			$10,450
Operating expense impact			(5,301)
Year-over-year income statement translation			5,149

Transaction losses included in other income (expense), net	$(3,029)	$(1,678)	(1,351)
Líder foreign exchange impact included in earnings from unconsolidated affiliates	(2,592)	(1,138)	(1,454)
Total	$(5,621)	$(2,816)	(2,805)

Pre-tax income statement impact			2,344
Less: Foreign exchange impact on depreciation and amortization and interest expense			444
Adjusted EBITDA impact			$2,788

Net income impact (tax affected)			$2,789
Earnings per share impact			$0.08

The most significant foreign exchange impact related to a $5.1 million favorable impact from changes in foreign currency exchange rates in the Current Quarter primarily driven by the impact of the appreciating British pound sterling on the translation of our results in our Europe Caspian region. During the Current Quarter, we benefited from the appreciation of the British pound sterling from the Comparable Quarter where a majority of our revenue is contracted in British pound sterling with our expense being more evenly split between U.S. dollars and British pound sterling, resulting in a significant net revenue exposure to the British pound sterling that translated into higher U.S. dollar earnings for reporting purposes. Partially offsetting this favorable impact was a $1.5 million increase in unfavorable foreign currency exchange rate impact from our investment in Líder in Brazil and a $1.4 million unfavorable impact from higher transaction losses in the Current Quarter compared to the Comparable Quarter.
Direct cost decreased 1.9%, or $5.5 million, year-over-year primarily due to a $7.1 million decrease in salaries and benefits primarily due to a decrease in the number of employees and an $8.5 million decrease in rent expense primarily due to return of leased aircraft and OEM cost recoveries, partially offset by a $5.3 million increase in fuel due to increased fuel prices and increased activity and a $4.8 million increase in other direct costs due to an increase in activity.
Reimbursable expense increased 30.1%, or $3.7 million, primarily due to new contracts in our Asia Pacific region and Norway.
Depreciation and amortization expense remained mostly flat at $30.9 million for the Current Quarter compared to $31.1 million for the Comparable Quarter.
General and administrative expense decreased 14.1%, or $6.6 million, in the Current Quarter, as compared to the Comparable Quarter primarily due to a decrease in compensation expense of $3.7 million primarily resulting from a reduction in severance expense of $7.4 million, partially offset by an increase in short-term and long-term incentive compensation costs of $3.7 million, a reduction in professional fees of $1.3 million and a reduction of various other general and administrative expenses of $1.6 million including information technology, training and travel as part of continued cost reduction efforts.
Loss on impairment for the Comparable Quarter includes a $1.2 million impairment charge on inventory used on our training fleet. For further details, see Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.
Gain (loss) on disposal of assets decreased $2.4 million to a loss of $1.7 million for the Current Quarter from a gain of $0.7 million for the Comparable Quarter. The loss on disposal of assets in the Current Quarter included a loss of $1.7 million from the sale or disposal of aircraft and other equipment. During the Comparable Quarter, the gain on disposal of assets included a gain of $2.3 million from the sale or disposal of aircraft and other equipment, partially offset by impairment charges totaling $1.6 million related to assets held for sale.
Earnings from unconsolidated affiliates, net of losses, decreased $2.4 million to a loss of $3.0 million for the Current Quarter from a loss of $0.7 million in the Comparable Quarter. This decrease primarily resulted from a loss from our investment in Líder in Brazil of $2.0 million in the Current Quarter compared to $0.9 million in earnings in the Comparable Quarter primarily due to an unfavorable impact of foreign currency exchange rates of $1.5 million and a decline in activity in the Current Quarter compared to the Comparable Quarter.
Interest expense, net, increased 69.4%, or $11.1 million, year-over-year primarily due to an increase in interest resulting from an increase in borrowings and an increase in amortization of debt discount.
For further details on income tax expense, see “— Region Operating Results — Taxes” included elsewhere in this Quarterly Report.

As discussed above, our results for the Current Quarter were impacted by special items. During the Comparable Quarter, special items that impacted our results included organizational restructuring costs, inventory impairment and tax items. The items noted in the Current Quarter and Comparable Quarter have been identified as special items as they are not considered by management to be part of our ongoing operations when assessing and measuring the operational and financial performance of the organization. The impact of these items on our adjusted EBITDA, adjusted net loss and adjusted diluted loss per share is as follows:

	Three Months Ended June 30, 2018
	Adjusted EBITDA	Adjusted Net Loss	Adjusted Diluted Loss Per Share

	(In thousands, except per share amounts)
Organizational restructuring costs	$(1,719)	$(1,711)	$(0.05)

	Three Months Ended June 30, 2017
	Adjusted EBITDA	Adjusted Net Loss	Adjusted Diluted Loss Per Share

	(In thousands, except per share amounts)
Organizational restructuring costs	$(9,674)	$(6,602)	$(0.19)
Inventory impairment	(1,192)	(775)	(0.02)
Tax items	—	(14,886)	(0.42)
Total special items	$(10,866)	$(22,263)	(0.63)

Region Operating Results
The following tables set forth certain operating information for the regions comprising our industrial aviation services segment. Intercompany lease revenue and expense are eliminated from our segment reporting, and depreciation expense of aircraft is presented in the region that operates the aircraft.
Set forth below is a discussion of the operations of our regions. Our consolidated results are discussed under “Results of Operations” above.
Current Quarter Compared to Comparable Quarter
Europe Caspian

	Three Months Ended June 30,		Favorable (Unfavorable)

	2018	2017	Quarter vs Quarter

	(In thousands, except percentages)
Operating revenue	$210,986	$184,478	$26,508	14.4%
Operating income	$21,928	$4,371	$17,557	*
Operating margin	10.4%	2.4%	8.0%	333.3%
Adjusted EBITDA	$35,650	$16,152	$19,498	120.7%
Adjusted EBITDA margin	16.9%	8.8%	8.1%	92.0%
Rent expense	$31,996	$36,453	$4,457	12.2%
_____________
 * percentage change too large to be meaningful or not applicable
The Europe Caspian region comprises all of our operations and affiliates in Europe, including oil and gas operations in the U.K. and Norway, Eastern Airways fixed wing operations and public sector SAR operations in the U.K. and our operations in Turkmenistan.
The increase in operating revenue in the Current Quarter primarily resulted from an increase of $13.7 million for U.K. SAR revenue including a one-time benefit of OEM cost recovery of $7.6 million, an increase of $3.9 million in Norway primarily due to an increase in activity and short-term contracts and an increase of $6.9 million in fixed wing revenue from Eastern Airways. Additionally, revenue in this region benefited from a favorable year-over-year impact of changes in foreign currency exchange rates of $10.8 million. Eastern Airways contributed $34.8 million and $27.9 million in operating revenue for the Current Quarter and Comparable Quarter, respectively.
A substantial portion of our operations in the Europe Caspian region are contracted in the British pound sterling, which depreciated against the U.S. dollar in the Current Quarter. We recorded a foreign exchange gain of $1.5 million in the Current Quarter and a foreign exchange loss of $0.4 million in the Comparable Quarter from the revaluation of assets and liabilities on pound sterling functional currency entities as of June 30, 2018 and 2017, respectively, which is recorded in other income (expense), net and included in adjusted EBITDA. Net of the translation and revaluation impacts, adjusted EBITDA was favorably impacted by $6.6 million resulting from the change in exchange rates during the Current Quarter. A further weakening or strengthening of the British pound sterling could result in additional foreign exchange volatility in future quarters.
As discussed above, the Current Quarter results benefited from OEM cost recoveries realized in the Current Quarter related to ongoing aircraft issues that resulted in a one-time benefit of $7.6 million in U.K. SAR operating revenue, a $2.7 million reduction in rent expense and a $1.1 million reduction in direct cost. We will recognize an additional $2.1 million reduction in rent expense and an additional $2.3 million reduction in direct cost over the remainder of fiscal year 2019 related to these OEM cost recoveries in our Europe Caspian region results. These items are included in operating income and adjusted EBITDA in the Current Quarter. For further details, see Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.
Operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin increased in the Current Quarter primarily due to the increase in operating revenue discussed above, the benefit to rent expense and direct cost in the Current Quarter related to OEM cost recoveries, the benefit of the return of leased aircraft and favorable year-over-year impacts from changes in foreign currency exchange rates. These benefits were partially offset by increased salaries and benefits and maintenance expense year-over-year due to the increase in activity. Eastern Airways contributed a negative $0.1 million and positive $0.1 million in adjusted EBITDA for the Current Quarter and Comparable Quarter, respectively.

Africa

	Three Months Ended June 30,		Favorable (Unfavorable)
	2018	2017	Quarter vs Quarter

	(In thousands, except percentages)
Operating revenue	$34,915	$49,981	$(15,066)	(30.1)%
Operating income	$1,141	$10,048	$(8,907)	(88.6)%
Operating margin	3.3%	20.1%	(16.8)%	(83.6)%
Adjusted EBITDA	$5,319	$13,383	$(8,064)	(60.3)%
Adjusted EBITDA margin	15.2%	26.8%	(11.6)%	(43.3)%
Rent expense	$2,122	$2,200	$78	3.5%
The Africa region comprises all our operations and affiliates on the African continent, including Nigeria and Egypt.
Operating revenue for Africa decreased in the Current Quarter due to an overall decrease in activity compared to the Comparable Quarter. Activity declined with certain customers and certain contracts ended, including a contract that expired on March 31, 2018, reducing revenue by $20.5 million, which was only partially offset by an increase in activity with other customers increasing revenue by $5.4 million. Additionally, fixed wing services in Africa generated $2.2 million and $1.8 million in operating revenue for the Current Quarter and Comparable Quarter, respectively.
Operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin decreased as a result of the decrease in operating revenue in the Current Quarter, which was only partially offset by a decrease in direct cost and general and administrative expenses. Additionally, during the Current Quarter, we incurred $1.5 million of demobilization costs related to a significant contract that expired on March 31, 2018 and was not renewed.
As previously discussed, we have seen recent changes in the Africa region as a result of increased competition entering the Nigerian market. Additionally, the uncertainty of the political environment could have an impact on the Nigerian market.  In particular, nationwide elections in early 2019 could affect the level of activity in the months leading to the elections. Market uncertainty related to the oil and gas downturn has continued in this region putting smaller customers under increasing pressure as their activity declined, which reduced our activity levels and overall pricing.
Americas

	Three Months Ended June 30,		Favorable (Unfavorable)
	2018	2017	Quarter vs Quarter

	(In thousands, except percentages)
Operating revenue	$53,810	$57,783	$(3,973)	(6.9)%
Earnings from unconsolidated affiliates, net of losses	$(2,907)	$(535)	$(2,372)	*
Operating loss	$(7,587)	$(1,256)	$(6,331)	*
Operating margin	(14.1)%	(2.2)%	(11.9)%	*
Adjusted EBITDA	$(407)	$6,176	$(6,583)	*
Adjusted EBITDA margin	(0.8)%	10.7%	(11.5)%	*
Rent expense	$6,598	$6,994	$396	5.7%
_____________
 * percentage change too large to be meaningful or not applicable.
The Americas region comprises all our operations and affiliates in North America and South America, including Brazil, Canada, Guyana, Trinidad and the U.S. Gulf of Mexico.
Operating revenue decreased in the Current Quarter primarily due to a decrease in operating revenue of $4.8 million in Canada and $2.2 million in Trinidad due to lower activity, partially offset by an increase in activity with our U.S. Gulf of Mexico oil and gas customers, which increased operating revenue by $4.0 million.

Earnings from unconsolidated affiliates, net of losses, decreased $2.4 million primarily due to a decrease in earnings from our investment in Líder in Brazil due to an unfavorable change in exchange rates and decline in activity. Changes in exchange rates decreased our earnings from our investment in Líder by $2.6 million in the Current Quarter and $1.1 million in the Comparable Quarter. See further discussion about our investment in Líder and the Brazil market in “— Executive Overview — Market Outlook” included elsewhere in this Quarterly Report.
The decreases in operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin were driven by the decreases in operating revenue and earnings from unconsolidated affiliates discussed above, partially offset by an decrease in rent expense.
Asia Pacific

	Three Months Ended June 30,		Favorable (Unfavorable)
	2018	2017	Quarter vs Quarter

	(In thousands, except percentages)
Operating revenue	$54,404	$49,127	$5,277	10.7%
Operating loss	$(971)	$(12,530)	$11,559	92.3%
Operating margin	(1.8)%	(25.5)%	23.7%	92.9%
Adjusted EBITDA	$2,086	$(5,720)	$7,806	*
Adjusted EBITDA margin	3.8%	(11.6)%	15.4%	*
Rent expense	$8,117	$10,954	$2,837	25.9%
_____________
 * percentage change too large to be meaningful or not applicable.
The Asia Pacific region comprises all our operations and affiliates in Australia and Southeast Asia, including Malaysia, Sakhalin, and our fixed wing operations through Airnorth in Australia.
Operating revenue increased in the Current Quarter primarily due to an increase in Australia of $5.1 million due to new contracts and increased activity with oil and gas customers and a $1.2 million increase in Sakhalin, partially offset by a $1.3 decrease from our fixed wing operations at Airnorth. Airnorth contributed $19.7 million and $21.0 million in operating revenue for the Current Quarter and Comparable Quarter, respectively.
Operating income and operating margin improved in the Current Quarter primarily due to an increase in operating revenue discussed above, a $3.1 million decrease in salaries and benefits due to headcount reductions, a $2.8 million reduction to rent expense related to return of leased aircraft and OEM cost recoveries and a $1.5 million decrease in depreciation and amortization expense. Adjusted EBITDA and adjusted EBITDA margin improved due to the items impacting operating income and operating margin excluding the change in depreciation and amortization. Adjusted EBITDA and adjusted EBITDA margin were negatively impacted by a $2.6 million unfavorable impact of foreign currency exchange rate changes. Airnorth contributed $0.2 million and $0.9 million in adjusted EBITDA for the Current Quarter and Comparable Quarter, respectively.
During the Current Quarter and Comparable Quarter, we recorded $1.3 million and $0.7 million, respectively, in severance expense related to organizational restructuring efforts. The severance expense is not included in adjusted EBITDA or adjusted EBITDA margin for the Current or Comparable Quarters.
Corporate and Other

	Three Months Ended June 30,		Favorable (Unfavorable)
	2018	2017	Quarter vs Quarter

	(In thousands, except percentages)
Operating revenue	$190	$1,712	$(1,522)	(88.9)%
Operating loss	$(16,631)	$(25,950)	$9,319	35.9%
Adjusted EBITDA	$(15,879)	$(14,788)	$(1,091)	(7.4)%
Rent expense	$1,248	$2,074	$826	39.8%
Corporate and other includes our supply chain management and corporate costs that have not been allocated out to other regions and our Bristow Academy operations prior to the sale of Bristow Academy on November 1, 2017.
Operating revenue decreased in the Current Quarter primarily due to the sale of Bristow Academy.

Operating loss was lower for the Current Quarter primarily due to the inclusion of $8.3 million related to organizational restructuring costs in the Comparable Quarter and $1.2 million of inventory impairment charges in the Comparable Quarter, both of which are excluded from adjusted EBITDA. Adjusted EBITDA decreased primarily due to an increase of $1.1 million in foreign currency transaction losses year-over-year.
Interest Expense, Net

	Three Months Ended June 30,		Favorable (Unfavorable)
	2018	2017	Quarter vs Quarter

	(In thousands, except percentages)
Interest income	$179	$214	$(35)	(16.4)%
Interest expense	(24,969)	(16,139)	(8,830)	(54.7)%
Amortization of debt discount	(1,510)	(23)	(1,487)	*
Amortization of debt fees	(1,645)	(1,147)	(498)	(43.4)%
Capitalized interest	801	1,074	(273)	(25.4)%
Interest expense, net	$(27,144)	$(16,021)	$(11,123)	(69.4)%
_____________
 * percentage change too large to be meaningful or not applicable.
Interest expense, net increased in the Current Quarter compared to the Comparable Quarter primarily due to an increase in borrowings. Additionally, we issued convertible debt in December 2017 resulting in an increase in amortization of debt discount for the Current Quarter compared to the Comparable Quarter. For further details on debt, see Note 4 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.
Other Income (Expense), Net

	Three Months Ended June 30,		Favorable (Unfavorable)
	2018	2017	Quarter vs Quarter

	(In thousands, except percentages)
Foreign currency gains (losses) by region:
Europe Caspian	$1,475	$(406)	$1,881	*
Africa	763	131	632	*
Americas	261	207	54	26.1%
Asia Pacific	(2,610)	238	(2,848)	*
Corporate and other	(2,918)	(1,848)	(1,070)	(57.9)%
Foreign currency losses	(3,029)	(1,678)	(1,351)	(80.5)%
Other	(921)	62	(983)	*
Other income (expense), net	$(3,950)	$(1,616)	$(2,334)	(144.4)%
_____________
 * percentage change too large to be meaningful or not applicable.
Other income (expense), net for the Current Quarter and Comparable Quarter were most significantly impacted by foreign currency gains (losses). The foreign currency gains (losses) within other income (expense), net are reflected within the results (below operating income) of the regions shown in the table above.
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

Taxes

	Three Months Ended June 30,		Favorable (Unfavorable)
	2018	2017	Quarter vs Quarter

	(In thousands, except percentages)
Effective tax rate	8.2%	(31.9)%	(40.1)%	*
Net foreign tax on non-U.S. earnings	$1,714	$171	$(1,543)	*
Expense (benefit) of foreign earnings indefinitely reinvested abroad	$(226)	$5,251	$5,477	*
Expense from change in tax contingency	$30	$16	$(14)	(87.5)%
Impact of stock based compensation	$1,161	$1,646	$485	29.5%
Deduction for foreign taxes	$(21)	$(738)	$(717)	(97.2)%
Change in valuation allowance	$993	$11,166	$10,173	91.1%
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
The relationship between our provision for or benefit from income taxes and our pre-tax book income can vary significantly from period to period considering, among other factors, (a) the overall level of pre-tax book income, (b) changes in the blend of income that is taxed based on gross revenues or at high effective tax rates versus pre-tax book income or at low effective tax rates and (c) our geographical blend of pre-tax book income. Consequently, our income tax expense or benefit does not change proportionally with our pre-tax book income or loss. Significant decreases in our pre-tax book income typically result in higher effective tax rates, while significant increases in pre-tax book income can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above. The change in our effective tax rate excluding discrete items for the Current Quarter compared to the Comparable Quarter primarily related to changes in the blend of earnings taxed in relatively high taxed jurisdictions versus low taxed jurisdictions. Additionally, during the Current Quarter and Comparable Quarter, we increased our valuation allowance by $1.0 million and $11.2 million, respectively, which also increased our effective tax rate.
Valuation allowances represent the reduction of our deferred tax assets. We evaluate our deferred tax assets quarterly which requires significant management judgment to determine the recoverability of these deferred tax assets by assessing whether it is more likely than not that some or all of the deferred tax asset will be realized before expiration. After considering all available positive and negative evidence using a “more likely than not” standard, we believe it is appropriate to value against deferred tax assets related to foreign tax credits and certain foreign net operating losses. As a result, for the Current Quarter and Comparable Quarter, we recorded a valuation allowance of $1.0 million and $11.2 million, respectively, against net operating losses in certain foreign jurisdictions. For the Comparable Quarter, we recorded a valuation allowance of $7.6 million against foreign tax credits. No valuation allowance against foreign tax credits was recorded for the Current Quarter. For the Current Quarter and Comparable Quarter, we recorded a valuation allowance of $1.0 million and $3.6 million, respectively, against net operating losses in certain foreign jurisdictions. During the Comparable Quarter, the impact of ongoing valuation allowances on our overall effective tax rate resulted in additional non-cash tax expense of $13.9 million. Additionally, for the same period, we recorded a one-time non-cash tax effect from repositioning of certain aircraft from one tax jurisdiction to another related to recent financing transactions resulting in additional tax expense of $1.0 million.
On December 22, 2017, the United States Congress enacted the Act. The Act includes numerous changes in existing U.S. tax law, including a permanent reduction in the U.S. federal corporate income tax rate from 35% to 21%. The rate reduction takes effect on January 1, 2018. Further, the Act provides for a one-time “deemed repatriation” of accumulated foreign earnings of certain foreign corporations. Under U.S. generally accepted accounting principles, our net deferred tax liabilities are required to be revalued during the period in which the new tax legislation is enacted. We have made reasonable estimates for the change in the U.S. federal corporate income tax rate and one-time “deemed repatriation” of accumulated foreign earnings. For the year ended March 31, 2018, our provision for income tax included provisional amounts for the revaluation of U.S. net deferred tax liabilities, the impact of the “deemed repatriation” of foreign earnings. The provisional amounts associated with the one-time “deemed repatriation” and the re-measurement of deferred tax assets and liabilities due to the reduction in the corporate income tax rate will be adjusted over time as more guidance becomes available.

Certain provisions under the Act became applicable to us on April 1, 2018 and our income tax provision for the three months ended June 30, 2018 includes the tax implications of these provisions. These provisions include Global Intangible Low-Taxed Income (“GILTI”), Base Erosion and Anti-Avoidance Tax (“BEAT”), Foreign Derived Intangible Income (“FDII”), and certain limitations on the deduction of interest expense and utilization of net operating losses.
Liquidity and Capital Resources
Cash Flows
Operating Activities
Net cash flows used in operating activities were $44.1 million and $51.2 million during the Current Quarter and Comparable Quarter, respectively. The decrease in net cash flows used in operating activities in the Current Quarter resulted from a lower net loss, partially offset by an increase in cash flow used in working capital changes. Changes in non-cash working capital used $41.5 million and $32.1 million in cash flows from operating activities for the Current Quarter and Comparable Quarter, respectively.
Investing Activities
Cash flows used in investing activities were $1.1 million during the Current Quarter and cash flows provided by investing activities were $29.4 million during the Comparable Quarter. Cash was used primarily for capital expenditures as follows:

	Three Months Ended June 30,
	2018	2017
Number of aircraft delivered:
Medium	—	3
Total aircraft	—	3
Capital expenditures (in thousands):
Aircraft and equipment	$8,337	$10,810
Land and building	558	1,743
Total capital expenditures	$8,895	$12,553
During the Current Quarter, we received proceeds of $7.8 million primarily from the sale or disposal of three aircraft and certain other equipment. During the Comparable Quarter, we received $42.0 million in proceeds from the sale or disposal of six aircraft and certain other equipment.
Financing Activities
Cash flows used in financing activities was $14.9 million and $1.2 million during the Current Quarter and Comparable Quarter, respectively. During the Current Quarter, we used cash to make principal payments on our debt of $14.2 million. During the Comparable Quarter, we received $68.8 million from borrowings on our $400 million revolving credit facility (the “Revolving Credit Facility”). During the Comparable Quarter, we used cash to repay debt of $66.9 million (including $33.4 million related to our Revolving Credit Facility and $33.5 million related to other principal payments on debt) and pay dividends of $2.5 million on our common stock.

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

The following table summarizes our significant contractual obligations and other commercial commitments on an undiscounted basis as of June 30, 2018 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings as of June 30, 2018. Additional details regarding these obligations are provided in Notes 4, 5, 7 and 9 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2018 Annual Report and in Notes 4, 5, 7 and 9 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Payments Due by Period
		Nine Months Ending March 31, 2019	Fiscal Year Ending March 31,
	Total		2020— 2021	2022— 2023	2024 and beyond

	(In thousands)
Contractual obligations:
Long-term debt and short-term borrowings:
Principal (1)	$1,532,569	$47,430	$107,356	$970,783	$407,000
Interest (2)	432,901	72,666	187,152	164,560	8,523
Aircraft operating leases (3)	317,532	115,941	159,436	37,479	4,676
Other operating leases (4)	71,487	7,090	16,487	15,827	32,083
Pension obligations (5)	51,673	12,566	33,562	5,545	—
Aircraft purchase obligations (6)	459,792	19,792	162,602	166,624	110,774
Other purchase obligations (7)	42,988	42,683	305	—	—
Total contractual cash obligations	$2,908,942	$318,168	$666,900	$1,360,818	$563,056
Other commercial commitments:
Letters of credit	$22,017	$22,017	$—	$—	$—
Total commercial commitments	$22,017	$22,017	$—	$—	$—
_____________

(1)	Excludes unamortized discount of $38.2 million and unamortized debt issuance costs of $26.3 million.

(2)	Interest payments for variable interest debt are based on interest rates as of June 30, 2018.

(3)	Represents separate operating leases for aircraft.

(4)	Represents minimum rental payments required under non-aircraft operating leases that have initial or remaining non-cancelable lease terms in excess of one year.

(5)
Represents expected funding for defined benefit pension plans in future periods. These amounts are undiscounted and are based on the expectation that the U.K. pension plan will be fully funded in approximately five years. As of June 30, 2018, we had recorded on our balance sheet a $30.5 million pension liability associated with these obligations. The timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustees.

(6)	Includes $93.0 million for five aircraft orders that can be cancelled prior to delivery dates. As of June 30, 2018, we made non-refundable deposits of $4.5 million related to these aircraft.

(7)
Other purchase obligations primarily represent unfilled purchase orders for aircraft parts and non-cancelable power-by-the-hour maintenance commitments. For further details on the non-cancelable power-by-the-hour maintenance commitments, see Note 1 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2018 Annual Report.

Capital Commitments and Other Uses of Cash
We have commitments and options to make capital expenditures over the next seven fiscal years to purchase additional aircraft, including aircraft associated with the commitments reflected in the table above. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order are expected to provide incremental fleet capacity in terms of revenue, operating margin and adjusted EBITDA margin. See Note 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for a detail of the number of aircraft under commitments and options expected to be delivered in the current and subsequent fiscal years by aircraft size along with the related expenditures, and for a rollforward of aircraft commitments and options through June 30, 2018.
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
As of June 30, 2018, approximately 22% our cash balances are held outside the U.S. and are generally used to meet the liquidity needs of our non-U.S. operations. Most of our cash held outside the U.S. could be repatriated to the U.S., and any such repatriation could be subject to additional foreign taxes. As a result of the Act, we have provided for U.S. federal income taxes on undistributed foreign earnings. If cash held by non-U.S. operations is required for funding operations in the U.S., we may make a provision for additional tax in connection with repatriating this cash, which is not expected to have a significant impact on our results of operations.
We expect that our cash on deposit as of July 27, 2018 of approximately $320.7 million, proceeds from aircraft sales, and available borrowing capacity of $33.9 million under our ABL Facility described under “Executive Overview — Market Outlook — Recent Events — ABL Facility”, as well as any future financings (which may include additional equipment financings and capital market transactions), will be sufficient to satisfy our operating needs, existing capital commitments and other contractual cash obligations. However, we may require capital in excess of the amount available from these sources and we may need to seek additional sources of liquidity, complete aircraft sales or defer capital expenditures in order to have sufficient liquidity to satisfy operating needs, existing capital commitments and other contractual obligations.

Critical Accounting Policies and Estimates
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in the fiscal year 2018 Annual Report for a discussion of our critical accounting policies. There have been no material changes to our critical accounting policies and estimates provided in the fiscal year 2018 Annual Report.
Recent Accounting Pronouncements
See Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for a discussion of recent accounting pronouncements.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
We are subject to certain market risks arising from the use of financial instruments in the ordinary course of business. This risk arises primarily as a result of potential changes in the fair market value of financial instruments that would result from adverse fluctuations in foreign currency exchange rates, credit risk, and interest rates as discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the fiscal year 2018 Annual Report and Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision of and with the participation of our management, including Jonathan E. Baliff, our Chief Executive Officer (“CEO”), and L. Don Miller, our Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2018. Based on that evaluation, our CEO and CFO concluded that such disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management as appropriate to allow for timely decisions regarding required disclosure under the Exchange Act.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings.
We have certain actions or claims pending that have been discussed and previously reported in Part I. Item 3. “Legal Proceedings” in the fiscal year 2018 Annual Report. Developments in these previously reported matters, if any, are described in Note 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.
Item 1A. Risk Factors.
There have been no material changes during the three months ended June 30, 2018 in our “Risk Factors” as discussed in the fiscal year 2018 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities
Not applicable.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Exhibit

10.1†	Summary of Terms and Conditions of Officer Nonqualified Stock Option Award (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 8, 2018).

10.2†	Summary of Terms and Conditions of Salary Grade 7 and Above Restricted Stock Unit Award (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 8, 2018).

10.3†	Summary of Terms and Conditions of Officer Performance Cash Award (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on June 8, 2018).

10.4†	Bristow Group Inc. Fiscal Year 2019 Annual Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on June 8, 2018).

10.5†	Supplement to Bristow Group Inc. Fiscal Year 2019 Annual Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed on June 8, 2018).

15.1*	Letter from KPMG LLP dated August 2, 2018, regarding unaudited interim information.

31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.

31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant

32.1**	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

†	Compensatory Plan or Arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOW GROUP INC.

By:	/s/ L. Don Miller
L. Don Miller Senior Vice President and Chief Financial Officer

By:	/s/ Brian J. Allman
Brian J. Allman Vice President, Chief Accounting Officer
August 2, 2018