Form 10-Q
period 2018-09-30
Bristow Group Inc
filed 2018-11-09
CIK 73887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
☐ Yes ☑ No
Indicate the number shares outstanding of each of the issuer’s classes of Common Stock, as of November 2, 2018.
35,798,185 shares of Common Stock, $.01 par value

BRISTOW GROUP INC.
INDEX — FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements.
BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017

	(Unaudited) (In thousands, except per share amounts)
Revenue:
Operating revenue from non-affiliates	$321,580	$340,593	$660,046	$662,711
Operating revenue from affiliates	13,131	17,399	25,652	35,010
Reimbursable revenue from non-affiliates	15,946	15,684	32,853	28,064
	350,657	373,676	718,551	725,785
Operating expense:
Direct cost	277,217	284,742	557,268	570,322
Reimbursable expense	15,194	15,414	31,098	27,640
Depreciation and amortization	30,489	31,381	61,430	62,437
General and administrative	38,839	48,622	78,940	95,329
	361,739	380,159	728,736	755,728

Loss on impairment	(117,220)	—	(117,220)	(1,192)
Loss on disposal of assets	(1,293)	(8,526)	(2,971)	(7,827)
Earnings (losses) from unconsolidated affiliates, net	(96)	2,063	(3,113)	1,398
Operating loss	(129,691)	(12,946)	(133,489)	(37,564)

Interest expense, net	(26,433)	(18,563)	(53,577)	(34,584)
Other income (expense), net	(3,204)	2,587	(7,154)	971
Loss before benefit (provision) for income taxes	(159,328)	(28,922)	(194,220)	(71,177)
Benefit (provision) for income taxes	15,655	(2,474)	18,506	(15,965)
Net loss	(143,673)	(31,396)	(175,714)	(87,142)
Net (income) loss attributable to noncontrolling interests	(517)	187	(584)	658
Net loss attributable to Bristow Group	$(144,190)	$(31,209)	$(176,298)	$(86,484)

Loss per common share:
Basic	$(4.03)	$(0.88)	$(4.94)	$(2.45)
Diluted	$(4.03)	$(0.88)	$(4.94)	$(2.45)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017

	(Unaudited) (In thousands)
Net loss	$(143,673)	$(31,396)	$(175,714)	$(87,142)
Other comprehensive loss:
Currency translation adjustments	(7,967)	10,691	(37,000)	20,451
Unrealized gain (loss) on cash flow hedges, net of tax benefit (provision) of $(0.1) million, zero, $0.2 million and zero, respectively	(98)	—	1,250	—
Total comprehensive loss	(151,738)	(20,705)	(211,464)	(66,691)

Net (income) loss attributable to noncontrolling interests	(517)	187	(584)	658
Currency translation adjustments attributable to noncontrolling interests	(32)	237	(171)	547
Total comprehensive (income) loss attributable to noncontrolling interests	(549)	424	(755)	1,205
Total comprehensive loss attributable to Bristow Group	$(152,287)	$(20,281)	$(212,219)	$(65,486)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2018	March 31, 2018
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$307,791	$380,223
Accounts receivable from non-affiliates	218,792	233,386
Accounts receivable from affiliates	13,029	13,594
Inventories	117,706	129,614
Assets held for sale	24,176	30,348
Prepaid expenses and other current assets	46,603	47,234
Total current assets	728,097	834,399
Investment in unconsolidated affiliates	110,637	126,170
Property and equipment – at cost:
Land and buildings	243,245	250,040
Aircraft and equipment	2,491,291	2,511,131
	2,734,536	2,761,171
Less – Accumulated depreciation and amortization	(848,271)	(693,151)
	1,886,265	2,068,020
Goodwill	18,778	19,907
Other assets	117,027	116,506
Total assets	$2,860,804	$3,165,002

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$103,510	$101,270
Accrued wages, benefits and related taxes	47,011	62,385
Income taxes payable	6,809	8,453
Other accrued taxes	9,095	7,378
Deferred revenue	13,733	15,833
Accrued maintenance and repairs	28,372	28,555
Accrued interest	17,154	16,345
Other accrued liabilities	52,735	65,978
Short-term borrowings and current maturities of long-term debt	50,798	56,700
Total current liabilities	329,217	362,897
Long-term debt, less current maturities	1,398,911	1,429,834
Accrued pension liabilities	28,484	37,034
Other liabilities and deferred credits	31,639	36,952
Deferred taxes	97,372	115,192
Commitments and contingencies (Note 7)
Stockholders’ investment:
Common stock, $.01 par value, authorized 90,000,000; outstanding: 35,798,185 as of September 30, 2018 and 35,526,625 as of March 31, 2018 (exclusive of 1,291,441 treasury shares)	385	382
Additional paid-in capital	858,809	852,565
Retained earnings	615,739	793,783
Accumulated other comprehensive loss	(322,015)	(286,094)
Treasury shares, at cost (2,756,419 shares)	(184,796)	(184,796)
Total Bristow Group stockholders’ investment	968,122	1,175,840
Noncontrolling interests	7,059	7,253
Total stockholders’ investment	975,181	1,183,093
Total liabilities and stockholders’ investment	$2,860,804	$3,165,002
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six Months Ended September 30,
	2018	2017

	(Unaudited) (In thousands)
Cash flows from operating activities:
Net loss	$(175,714)	$(87,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	61,430	62,437
Deferred income taxes	(27,651)	1,197
Write-off of deferred financing fees	—	621
Discount amortization on long-term debt	3,101	101
Loss on disposal of assets	2,971	7,827
Loss on impairment	117,220	1,192
Deferral of lease payments	2,841	—
Stock-based compensation	3,714	6,542
Equity in earnings from unconsolidated affiliates less than (in excess of) dividends received	3,299	(1,190)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	6,792	(25,222)
Inventories	(3,785)	(1,848)
Prepaid expenses and other assets	2,980	7,320
Accounts payable	7,651	(4,581)
Accrued liabilities	(26,703)	(2,635)
Other liabilities and deferred credits	(5,048)	47
Net cash used in operating activities	(26,902)	(35,334)
Cash flows from investing activities:
Capital expenditures	(17,302)	(24,317)
Proceeds from asset dispositions	8,462	42,244
Net cash provided by (used in) investing activities	(8,840)	17,927
Cash flows from financing activities:
Proceeds from borrowings	387	338,018
Debt issuance costs	(2,554)	(6,695)
Repayment of debt	(29,970)	(318,130)
Partial prepayment of put/call obligation	(27)	(23)
Dividends paid to noncontrolling interest	(580)	—
Common stock dividends paid	—	(2,465)
Issuance of common stock	2,830	—
Repurchases for tax withholdings on vesting of equity awards	(1,504)	(548)
Net cash provided by (used in) financing activities	(31,418)	10,157
Effect of exchange rate changes on cash and cash equivalents	(5,272)	7,937
Net increase (decrease) in cash and cash equivalents	(72,432)	687
Cash and cash equivalents at beginning of period	380,223	96,656
Cash and cash equivalents at end of period	$307,791	$97,343
Cash paid during the period for:
Interest	$48,555	$33,669
Income taxes	$9,919	$13,237
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Investment
(Unaudited)
(In thousands, except share amounts)

	Total Bristow Group Stockholders’ Investment
	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Investment
March 31, 2018	$382	35,526,625	$852,565	$793,783	$(286,094)	$(184,796)	$7,253	$1,183,093
Adoption of new accounting guidance (1)	—	—	—	(1,746)	—	—	—	(1,746)
Issuance of common stock	3	238,650	4,261	—	—	—	—	4,264
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(14)	(14)
Currency translation adjustments	—	—	—	—	—	—	(139)	(139)
Net income (loss)	—	—	—	(32,108)	—	—	67	(32,041)
Other comprehensive loss	—	—	—	—	(27,824)	—	—	(27,824)
June 30, 2018	$385	35,765,275	$856,826	$759,929	$(313,918)	$(184,796)	$7,167	$1,125,593
Issuance of common stock	—	32,910	1,983	—	—	—	—	1,983
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(13)	(13)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(580)	(580)
Currency translation adjustments	—	—	—	—	—	—	(32)	(32)
Net income (loss)	—	—	—	(144,190)	—	—	517	(143,673)
Other comprehensive loss	—	—	—	—	(8,097)	—	—	(8,097)
September 30, 2018	$385	35,798,185	$858,809	$615,739	$(322,015)	$(184,796)	$7,059	$975,181
_____________

(1)
Cumulative-effect adjustment upon the adoption of new accounting guidance related to current and deferred income taxes for intra-entity transfer of assets other than inventory. For further details, see Note 1.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Investment— (Continued)
(Unaudited)
(In thousands, except share amounts)

		Total Bristow Group Stockholders’ Investment
	Redeemable Noncontrolling Interest	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Investment
March 31, 2017	$6,886	$379	35,213,991	$809,995	$991,906	$(328,277)	$(184,796)	$5,025	$1,294,232
Issuance of common stock	—	1	89,849	3,862	—	—	—	—	3,863
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	(12)	(12)
Common stock dividends ($0.07 per share)	—	—	—	—	(2,465)	—	—	—	(2,465)
Currency translation adjustments	258	—	—	—	—	—	—	52	52
Net income (loss)	(795)	—	—	—	(55,275)	—	—	325	(54,950)
Other comprehensive loss	—	—	—	—	—	10,070	—	—	10,070
June 30, 2017	$6,349	$380	35,303,840	$813,857	$934,166	$(318,207)	$(184,796)	$5,390	$1,250,790
Issuance of common stock	—	1	57,696	2,133	—	—	—	—	2,134
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	(11)	(11)
Currency translation adjustments	194	—	—	—	—	—	—	43	43
Net income (loss)	(541)	—	—	—	(31,209)	—	—	353	(30,856)
Other comprehensive loss	—	—	—	—	—	10,928	—	—	10,928
September 30, 2017	$6,002	$381	35,361,536	$815,990	$902,957	$(307,279)	$(184,796)	$5,775	$1,233,028

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
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated balance sheet of the Company as of September 30, 2018, the consolidated statements of operations and comprehensive loss for the three and six months ended September 30, 2018 and 2017, the consolidated cash flows for the six months ended September 30, 2018 and 2017, and the consolidated statements of changes in stockholders’ investment for the three and six months ended September 30, 2018.
Loss on Impairment
Loss on impairment includes the following (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Impairment of inventories	$9,276	$—	$9,276	$1,192
Impairment of property and equipment (1)	104,939	—	104,939	—
Impairment of intangible assets	3,005	—	3,005	—
	$117,220	$—	$117,220	$1,192
_____________

(1)	Includes impairment of $87.5 million for H225 aircraft and $17.5 million for Eastern Airways International Limited (“Eastern Airways”) aircraft and equipment.
Prior to the three months ended September 30, 2018, we had been actively marketing our H225 aircraft with the expectation of a substantial return of the aircraft to oil and gas service. However, market conditions and more significantly, the recent development of alternative opportunities outside of our traditional oil and gas service for our H225 aircraft and our decision to pursue those opportunities during the three months ended September 30, 2018, indicate a substantial return to oil and gas service within our operations is not likely. Therefore, during the three months ended September 30, 2018, we concluded that cash flows associated with our H225 helicopters are largely independent from the cash flows associated with the remainder of our oil and gas related property and equipment (“oil and gas asset group”) and should be tested for impairment as a stand-alone asset group. In accordance with Accounting Standard Codification 360-10, we performed an impairment analysis for our stand-alone H225 asset group and determined that the forecasted cash flows over the remaining useful life of the asset group were insufficient to recover the carrying value of the asset group. We determined the fair value of the H225 asset group to be $116.4 million and recorded an impairment charge of $87.5 million. In addition, we performed a review of our H225 aircraft related inventory and recorded an impairment charge of $8.9 million to record the inventory at the lower of cost or net realizable value. These impairments are included in our Corporate and other region in Note 11. The inputs used in our fair value estimates were from Level 3 of the fair value hierarchy discussed in Note 5.
 The removal of the H225 aircraft from our oil and gas asset group and changes in our forecasted cash flows for that asset group during the three months ended September 30, 2018 indicated the need for the performance of a recoverability analysis of the oil and gas asset group. In accordance with Accounting Standard Codification 360-10, we estimate future undiscounted cash flows to test the recoverability of our oil and gas asset group, which largely consists of our oil and gas related held for use aircraft. The determination of estimated future undiscounted cash flows required us to use significant unobservable inputs including

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

assumptions related to projected demand for services, rates and anticipated aircraft disposal values. We determined that the estimated future undiscounted cash flows exceeded the carrying value for our oil and gas asset group as of September 30, 2018, and no impairment was recorded on these assets. Future declines in operating performance, aircraft disposal values, anticipated business outlook, or projected aircraft deliveries currently accounted for as construction in progress may reduce our estimated future undiscounted cash flows and result in impairment of our oil and gas asset group.
 In addition, changes in our forecasted cash flows during the three months ended September 30, 2018 indicated the need for the performance of a recoverability analysis for the airline related assets of Eastern Airways. In accordance with Accounting Standard Codification 360-10, we estimate future undiscounted cash flows to test the recoverability of the airline related assets of Eastern Airways for potential impairment. The determination of estimated future undiscounted cash flows required us to use significant unobservable inputs including assumptions related to projected demand for services and rates. We determined that the estimated future undiscounted cash flows were below the carrying value for our airline related assets of Eastern Airways as of September 30, 2018.  We determined the fair value of the asset group to be $20.5 million and recorded an impairment charge of $17.5 million.  As part of our impairment review of the airline assets of Eastern Airways, we also recorded impairments of $3.0 million related to the remaining intangible assets and $0.3 million related to inventory. These impairments are included in our Europe and Caspian region in Note 11. The inputs used in our fair value estimates were from Level 3 of the fair value hierarchy discussed in Note 5.
During the six months ended September 30, 2017, as a result of changes in expected future utilization of aircraft within our training fleet we recorded a $1.2 million charge to impair inventory used on our training fleet, which is included in loss on impairment on our condensed consolidated statement of operations. This impairment is included in our Corporate and other region in Note 11.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Foreign Currency
During the three and six months ended September 30, 2018 and 2017, our primary foreign currency exposure was to the British pound sterling, the euro, the Australian dollar, the Norwegian kroner and the Nigerian naira. The value of these currencies has fluctuated relative to the U.S. dollar as indicated in the following table:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
One British pound sterling into U.S. dollars
High	1.33	1.36	1.43	1.36
Average	1.30	1.31	1.33	1.29
Low	1.27	1.28	1.27	1.24
At period-end	1.30	1.34	1.30	1.34
One euro into U.S. dollars
High	1.18	1.20	1.24	1.20
Average	1.16	1.17	1.18	1.14
Low	1.13	1.13	1.13	1.06
At period-end	1.16	1.18	1.16	1.18
One Australian dollar into U.S. dollars
High	0.75	0.81	0.78	0.81
Average	0.73	0.79	0.74	0.77
Low	0.71	0.76	0.71	0.74
At period-end	0.72	0.78	0.72	0.78
One Norwegian kroner into U.S. dollars
High	0.1249	0.1294	0.1290	0.1294
Average	0.1214	0.1257	0.1230	0.1216
Low	0.1179	0.1190	0.1179	0.1152
At period-end	0.1228	0.1256	0.1228	0.1256
One Nigerian naira into U.S. dollars
High	0.0028	0.0032	0.0028	0.0033
Average	0.0028	0.0029	0.0028	0.0031
Low	0.0027	0.0027	0.0027	0.0027
At period-end	0.0027	0.0028	0.0027	0.0028
_____________
Source: FactSet
Other income (expense), net, in our condensed consolidated statements of operations includes foreign currency transaction losses of $2.3 million and gains of $2.5 million for the three months ended September 30, 2018 and 2017, respectively, and foreign currency transaction losses of $5.3 million and gains of $0.8 million for the six months ended September 30, 2018 and 2017, respectively. Transaction gains and losses represent the revaluation of monetary assets and liabilities from the currency that will ultimately be settled into the functional currency of the legal entity holding the asset or liability. The most significant items revalued are denominated in U.S. dollars on entities with British pound sterling, Australian dollar and Nigerian naira functional currencies and denominated in British pound sterling on entities with U.S. dollar functional currencies, with transaction gains or losses primarily resulting from the strengthening or weakening of the U.S. dollar versus those other currencies.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Our earnings (losses) from unconsolidated affiliates, net are also affected by the impact of changes in foreign currency exchange rates on the reported results of our unconsolidated affiliates. During the three months ended September 30, 2018 and 2017, earnings (losses) from unconsolidated affiliates, net decreased by $1.0 million and increased by $0.3 million, respectively, and during the six months ended September 30, 2018 and 2017, earnings (losses) from unconsolidated affiliates, net decreased by $3.6 million and $0.9 million, respectively, as a result of the impact of changes in foreign currency exchange rates on the earnings of our unconsolidated affiliates, primarily the impact of changes in the Brazilian real to U.S. dollar exchange rate on earnings for our affiliate in Brazil. The value of the Brazilian real has fluctuated relative to the U.S. dollar as indicated in the following table:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
One Brazilian real into U.S. dollars
High	0.2699	0.3244	0.3020	0.3244
Average	0.2537	0.3162	0.2657	0.3138
Low	0.2390	0.3009	0.2390	0.2995
At period-end	0.2504	0.3161	0.2504	0.3161
_____________
Source: FactSet
We estimate that the fluctuation of currencies versus the same period in the prior fiscal year had the following effect on our financial condition and results of operations (in thousands):

	Three Months Ended September 30, 2018	Six Months Ended September 30, 2018
Revenue	$(5,257)	$5,192
Operating expense	4,913	(273)
Earnings (losses) from unconsolidated affiliates, net	(1,278)	(2,718)
Non-operating expense	(4,831)	(6,182)
Loss before provision for income taxes	(6,453)	(3,981)
Benefit for income taxes	1,280	1,193
Net loss	(5,173)	(2,788)
Cumulative translation adjustment	(7,999)	(37,171)
Total stockholders’ investment	$(13,172)	$(39,959)
Interest Expense, Net
During the three and six months ended September 30, 2018 and 2017, interest expense, net consisted of the following (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Interest income	$1,229	$154	$1,408	$368
Interest expense	(27,662)	(18,717)	(54,985)	(34,952)
Interest expense, net	$(26,433)	$(18,563)	$(53,577)	$(34,584)
Accounts Receivable
As of September 30 and March 31, 2018, the allowance for doubtful accounts for non-affiliates was $0.6 million and $3.3 million, respectively. There were no allowances for doubtful accounts related to accounts receivable due from affiliates as of September 30 and March 31, 2018. The allowance for doubtful accounts for non-affiliates as of September 30, 2018 primarily relates to various customers of Eastern Airways. The allowance for doubtful accounts for non-affiliates as of March 31, 2018 primarily relates to amounts due from a customer in Nigeria for which we no longer believed collection was probable. During the three months ended September 30, 2018, we wrote-off $2.3 million of accounts receivable previously reserved for from a customer in Nigeria as no collection is expected.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Inventories
As of September 30 and March 31, 2018, inventories were net of allowances of $22.4 million and $26.0 million, respectively. As discussed above in Loss on Impairment, we performed a review of our H225 aircraft related inventory and Eastern Airways inventory and recorded impairment charges of $8.9 million and $0.3 million, respectively, to record the inventories at the lower of cost or net realizable value during the three months ended September 30, 2018. During the six months ended September 30, 2017, as a result of changes in expected future utilization of aircraft within our training fleet, we recorded a $1.2 million charge to impair inventory used on our training fleet, which is included in loss on impairment on our condensed consolidated statement of operations. These impairment charges are not reflected in the allowances above.
Prepaid Expenses and Other Current Assets
As of September 30 and March 31, 2018, prepaid expenses and other current assets included the short-term portion of contract acquisition and pre-operating costs totaling $9.9 million and $10.8 million, respectively, related to the search and rescue (“SAR”) contracts in the U.K. and two customer contracts in Norway, which are recoverable under the contracts and will be expensed over the terms of the contracts. For the three months ended September 30, 2018 and 2017, we expensed $2.5 million and $2.8 million, respectively, and for the six months ended September 30, 2018 and 2017, we expensed $5.2 million and $5.7 million, respectively, related to these contracts.
Goodwill
Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Goodwill has an indefinite useful life and is not amortized, but is assessed for impairment annually or when events or changes in circumstances indicate that a potential impairment exists.
Goodwill of $18.8 million and $19.9 million as of September 30 and March 31, 2018, respectively, related to our Asia Pacific reporting unit was as follows (in thousands):

March 31, 2018	$19,907
Foreign currency translation	(1,129)
September 30, 2018	$18,778
Accumulated goodwill impairment of $50.9 million as of both September 30 and March 31, 2018 related to our reporting units were as follows (in thousands):

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Other Intangible Assets
Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values. Intangible assets by type were as follows (in thousands):

	Customer contracts	Customer relationships	Trade name and trademarks	Internally developed software	Licenses	Total

	Gross Carrying Amount
March 31, 2018	$8,169	$12,777	$4,878	$1,107	$755	$27,686
Foreign currency translation	—	(78)	(253)	(14)	(1)	(346)
September 30, 2018	$8,169	$12,699	$4,625	$1,093	$754	$27,340

	Accumulated Amortization
March 31, 2018	$(8,169)	$(11,372)	$(1,213)	$(915)	$(719)	$(22,388)
Impairments	—	—	(2,933)	(72)	—	(3,005)
Amortization expense	—	(143)	(142)	(107)	(30)	(422)
September 30, 2018	$(8,169)	$(11,515)	$(4,288)	$(1,094)	$(749)	$(25,815)

Weighted average remaining contractual life, in years	0.0	4.1	1.2	0.0	0.1	5.4
Future amortization expense of intangible assets for each of the years ending March 31 is as follows (in thousands):

2019	$96
2020	161
2021	161
2022	161
2023	161
Thereafter	785
$1,525
The Bristow Norway AS and Eastern Airways acquisitions, included in our Europe Caspian region, resulted in intangible assets for customer contracts, customer relationships, trade names and trademarks, internally developed software and licenses. The Capiteq Limited, operating under the name Airnorth, acquisition included in our Asia Pacific region, resulted in intangible assets for customer contracts, customer relationships and trade name and trademarks. As discussed above in Loss on Impairment, during the three months ended September 30, 2018, we recorded an impairment of $3.0 million related to Eastern Airways intangible assets. As of September 30, 2018, Eastern Airways has no remaining intangible assets.
Other Assets
In addition to the other intangible assets described above, other assets included the long-term portion of contract acquisition and pre-operating costs totaling $42.2 million and $50.6 million, respectively, as of September 30 and March 31, 2018, related to the SAR contracts in the U.K. and two customer contracts in Norway, which are recoverable under the contracts and will be expensed over the terms of the contracts.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Property and Equipment, Assets Held for Sale and OEM Cost Recoveries
During the three and six months ended September 30, 2018 and 2017, we took delivery of aircraft and made capital expenditures as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except for number of aircraft)
Number of aircraft delivered:
Medium	—	2	—	5
Total aircraft	—	2	—	5
Capital expenditures (in thousands):
Aircraft and equipment (1)	$4,394	$5,679	$12,731	$16,489
Land and buildings	4,013	6,085	4,571	7,828
Total capital expenditures	$8,407	$11,764	$17,302	$24,317
_____________

(1)
During the three and six months ended September 30, 2017, we spent $1.0 million and $2.3 million, respectively, on progress payments for aircraft to be delivered in future periods. During the three and six months ended September 30, 2018, we made no progress payments for aircraft to be delivered in future periods.

The following table presents details on the aircraft sold or disposed of and impairment charges on assets held for sale and property and equipment during the three and six months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017

	(In thousands, except for number of aircraft)
Number of aircraft sold or disposed of	—	—	3	6
Proceeds from sale or disposal of assets	$688	$269	$8,462	$42,244
Gain (loss) from sale or disposal of assets (1)	$(1,293)	$(343)	$(2,971)	$1,920

Number of held for sale aircraft impaired	—	2	—	4
Impairment charges on assets held for sale (1)(2)	$—	$8,183	$—	$9,747
Impairment charges on property and equipment (3)	$104,939	$—	$104,939	$—
_____________

(1)	Included in loss on disposal of assets on our condensed consolidated statements of operations.

(2)	Includes a $6.5 million impairment of the Bristow Academy disposal group for the three and six months ended September 30, 2017.

(3)
Includes $87.5 million impairment related to H225s and $17.5 million related to Eastern Airways assets for the three and six months ended September 30, 2018, included in loss on impairment on our condensed consolidated statement of operations. See Loss on Impairment above for further details.

During fiscal year 2018, we reached agreements with original equipment manufacturers (“OEM”) to recover approximately $136.0 million related to ongoing aircraft issues, of which $125.0 million was realized during fiscal year 2018 and $11.0 million was recovered during the six months ended September 30, 2018. To reflect the amount realized from these OEM cost recoveries during fiscal year 2018, we recorded a $94.5 million decrease in the carrying value of certain aircraft in our fleet through a decrease in property and equipment – at cost, reduced rent expense by $16.6 million and recorded a deferred liability of $13.9 million, included in other accrued liabilities and other liabilities and deferred credits, related to a reduction in rent expense to be recorded in future periods, of which $2.4 million and $5.9 million was recognized during the three and six months ended September 30, 2018, respectively. We determined the realized portion of the cost recoveries related to a long-term performance issue with the aircraft, requiring a reduction of carrying value for owned aircraft and a reduction in rent expense for leased aircraft. For the owned aircraft, we allocated the $94.5 million as a reduction in carrying value by reducing the historical acquisition value of each affected

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

aircraft on a pro-rata basis utilizing the historical acquisition value of the aircraft. For the leased aircraft, we will recognize the remaining deferred liability of $8.0 million as a reduction in rent expense prospectively on a straight-line basis over the remaining lease terms. This will result in a reduction to rent expense of $2.0 million during the remainder of fiscal year 2019, $4.0 million during fiscal year 2020 and $2.0 million during fiscal year 2021.
During the six months ended September 30, 2018, we recovered the remaining $11.0 million in OEM cost recoveries by agreeing to net certain amounts previously accrued for aircraft leases and capital expenditures against those recoveries. During the six months ended September 30, 2018, we recorded a $7.6 million increase in revenue and a $2.1 million decrease in direct cost. We expect to realize the remaining $1.3 million recovery during fiscal year 2019 as follows: $1.0 million decrease in direct cost in the three months ended December 31, 2018, and $0.3 million decrease in direct cost in the three months ended March 31, 2019. The increase in revenue relates to compensation for lost revenue in prior periods from the late delivery of aircraft and the decreases in direct cost over fiscal year 2019 relate to prior costs we have incurred and future costs we expect to incur.
In connection with the $87.5 million impairment of our H225 aircraft, we revised our salvage values for each H225 aircraft.  In accordance with accounting standards, we will recognize the change in depreciation due to the reduction in carrying value and revision of salvage values on a prospective basis over the remaining life of the aircraft. This will result in an increase of depreciation expense of $3.0 million during the remainder of fiscal year 2019, $5.9 million during fiscal year 2020, $1.9 million during fiscal year 2021 and a reduction of $10.3 million during fiscal year 2022 and beyond.
On November 1, 2017, we sold our 100% interest in Bristow Academy. As of September 30, 2017, we concluded the disposal group, comprised of the Bristow Academy assets and liabilities met the assets held for sale criteria under ASC 360, but did not meet the requirements for classification as discontinued operations. We evaluated the carrying value of the Bristow Academy disposal group and determined an impairment of $6.5 million, recorded within loss on disposal of assets on our condensed consolidated statement of operations, was necessary to record the disposal group at fair value based on the terms of the sale. The Bristow Academy disposal group is included in Corporate and other in Note 9 — Segment Information.
Other Accrued Liabilities
Other accrued liabilities of $52.7 million and $66.0 million as of September 30 and March 31, 2018, respectively, includes the following:

	September 30, 2018	March 31, 2018

	(In thousands)
Accrued lease costs	$8,431	$11,708
Deferred OEM cost recovery	3,997	8,082
Eastern Airways overdraft liability	6,718	8,989
Accrued property and equipment	640	4,874
Deferred gain on sale leasebacks	1,305	1,305
Other operating accruals	31,644	31,020
	$52,735	$65,978
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In February 2016, the FASB issued accounting guidance which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. This accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. Additionally, this accounting guidance requires a modified retrospective transition approach for all leases existing at, or entered into after the date of initial application, with an option to use certain transition relief. In July 2018, the FASB issued a practical expedient that would allow entities the option to apply the provisions of the new lease guidance at the effective date of adoption without adjusting the comparative periods presented. We have not yet adopted this standard and are currently evaluating the effect this standard will have on our financial statements.
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
In March 2017, the FASB issued accounting guidance related to the presentation of net periodic pension cost and net periodic post-retirement benefit cost. The accounting guidance requires employers to disaggregate the service cost component from the other components of net benefit cost and disclose the amount of net benefit cost that is included in the statement of operations or capitalized in assets, by line item. The accounting guidance requires employers to report the service cost component in the same line item(s) as other compensation costs and to report other pension-related costs (which include interest costs, amortization of pension-related costs from prior periods, and the gains or losses on plan assets) separately and exclude them from the subtotal of operating income. The accounting guidance also allows only the service cost component to be eligible for capitalization when applicable. This accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted as of the first interim period of an annual period for which interim or annual financial statements have not been issued. The accounting guidance requires application on a retrospective basis for the presentation of the service cost component and the other components of net periodic pension cost and net periodic post-retirement benefit cost in the statement of operations and on a prospective basis for the capitalization of the service cost component of net periodic pension cost and net periodic post-retirement benefit in assets. We adopted this accounting guidance effective April 1, 2018, and our statement of operations was retrospectively adjusted by $0.1 million and $0.1 million with an increase in direct cost and a corresponding credit in other income (expense), net for the three and six months ended September 30, 2017, respectively.
In May 2017, the FASB issued accounting guidance on determining which changes to the terms or conditions of share-based payment awards require an entity to apply modification accounting. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted, and is applied prospectively to changes in terms or conditions of awards occurring on or after the adoption date. We have adopted this accounting guidance effective April 1, 2018, with no impact on our financial statements as there were no changes to the terms or conditions of share-based payment awards.
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
In June 2018, the FASB issued an amendment to the accounting guidance related to accounting for employee share-based payments which clarifies that an entity should recognize excess tax benefits in the period in which the amount of the deduction is determined. This amendment is effective for annual periods beginning after December 15, 2018. We have not yet adopted this accounting guidance and are currently evaluating the effect this accounting guidance will have on our financial statements.
In August 2018, the FASB modified disclosure requirements for employers that sponsor defined benefit pension plans. Certain disclosure requirements were removed and certain disclosure requirements were added. The amendment also clarifies disclosure requirements for projected benefit obligation (“PBO”) and accumulated benefit obligation (“ABO”) in excess of respective plan assets. The amendment is effective for fiscal years ending after December 15, 2020 for public business entities and early adoption is permitted. We have not yet adopted this accounting guidance and are currently evaluating the effect this accounting guidance will have on our disclosure requirements.
In August 2018, the FASB issued new accounting guidance that addresses the accounting for implementation costs associated with a hosted service. The guidance provides that implementation costs be evaluated for capitalization using the same criteria as that used for internal-use software development costs, with amortization expense being recorded in the same income statement expense line as the hosted service costs and over the expected term of the hosting arrangement. This guidance is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The guidance will be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We have not yet adopted this accounting guidance and are currently evaluating the effect this accounting guidance will have on our financial statements.

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
A performance obligation arises under contracts with customers to render services and is the unit of account under the accounting guidance for revenue. Operating revenue from our oil and gas segment is derived mainly from fixed-term contracts with our customers, a substantial portion of which is competitively bid. A small portion of our oil and gas customer revenue is derived from providing services on an "ad-hoc" basis. Our fixed-term contracts typically have original terms of one year to seven years (subject to provisions permitting early termination by our customers). We account for services rendered separately if they are distinct and the service is separately identifiable from other items provided to a customer and if a customer can benefit from the services rendered on its own or with other resources that are readily available to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Within this contract type for helicopter services, we determined that each contract has a single distinct performance obligation. These services include a fixed monthly rate for a particular model of aircraft, and flight hour services, which represents the variable component of a typical contract with a customer. Rates for these services vary depending on the type of services provided and can be based on a per flight hour, per day, or per month basis. Variable charges within our flight services contracts are not effective until a customer-initiated flight order is received and the actual hours flown are determined; therefore, the associated flight revenue generally cannot be reasonably and reliably estimated beforehand. A contract’s standalone selling prices are determined based upon the prices that we charge for our services rendered. Revenue is recognized as performance obligations are satisfied over time, by measuring progress towards satisfying the contracted services in a manner that best depicts the transfer of services to the customer, which is generally represented by a period of 30 days or less. We typically invoice customers on a monthly basis and the term between invoicing and when the payment is due is typically between 30 and 60 days. In order to offset potential increases in operating costs, our long-term contracts may provide for periodic increases in the contractual rates charged for our services. We recognize the impact of these rates when estimable and applicable, which generally includes written acknowledgment from the customers that they are in agreement with the amount of the rate escalation. Cost reimbursements from customers are recorded as reimbursable revenue with the related reimbursed costs recorded as reimbursable expense on our condensed consolidated statements of operations.
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
As of September 30 and March 31, 2018, receivables related to services performed under contracts with customers were $180.0 million and $176.5 million, respectively. All receivables from non-affiliates and affiliates are broken out further in our condensed consolidated balance sheets. During the six months ended September 30, 2018, we recognized $10.1 million of revenue from outstanding contract liabilities as of March 31, 2018. Contract liabilities related to services performed under contracts with customers was $9.8 million and $13.3 million as of September 30 and March 31, 2018, respectively. Contract liabilities are primarily generated by our fixed wing services where customers pay for tickets in advance of receiving our services and advanced payments from helicopter services customers. There were no contract assets as of September 30 and March 31, 2018.
For the three and six months ended September 30, 2018, there was zero and $1.0 million, respectively, of revenue recognized from satisfied performance obligations related to prior periods (for example, due to changes in transaction price).
Adoption Impact
In accordance with the new revenue standard requirements discussed in Note 1, the disclosure of the impact of adoption on our condensed consolidated financial statements for the three and six months ended September 30, 2018 follows (in thousands):

	Three Months Ended September 30, 2018			Six Months Ended September 30, 2018
	Balances After Adoption	Balances without Adoption	Effect of change	Balances After Adoption	Balances without Adoption	Effect of change
Revenue:
Operating revenue from non-affiliates	$317,369	$321,580	$(4,211)	$642,725	$660,046	$(17,321)
Operating revenue from affiliates	5,133	13,131	(7,998)	10,927	25,652	(14,725)
Reimbursable revenue from non-affiliates	15,946	15,946	—	32,853	32,853	—
Revenue from Contracts with Customers	338,448	350,657	(12,209)	686,505	718,551	(32,046)
Other revenue from non-affiliates	4,211	—	4,211	17,321	—	17,321
Other revenue from affiliates	7,998	—	7,998	14,725	—	14,725
Total Revenue	$350,657	$350,657	$—	$718,551	$718,551	$—
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

	Remaining Performance Obligations
	Six Months Ending March 31, 2019	Fiscal Year Ending March 31,				Total
		2020	2021	2022	2023 and thereafter

Outstanding Service Revenue:
Helicopter contracts	$217,866	$245,032	$200,077	$189,496	$479,896	$1,332,367
Fixed-wing contracts	2,934	355	—	—	—	3,289
Total remaining performance obligation revenue	$220,800	$245,387	$200,077	$189,496	$479,896	$1,335,656
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
We incur incremental direct costs for obtaining contracts through sales commissions paid to ticket agents to sell seats on regular public transportation flights for our fixed-wing services only. We utilize the practical expedient allowed by the FASB that permits us to expense the incremental costs of obtaining a contract when incurred, if the amortization period of the contract asset that we otherwise would have recognized is one year or less.
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
As of September 30, 2018, we had interests in four VIEs of which we were the primary beneficiary, which are described below, and had no interests in VIEs of which we were not the primary beneficiary. See Note 2 to the fiscal year 2018 Financial Statements for a description of other investments in significant affiliates.

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
In addition to our ownership of 49% of Bristow Aviation’s outstanding ordinary shares, in May 2004, we acquired eight million shares of deferred stock, essentially a subordinated class of stock with no voting rights, from Bristow Aviation for £1 per share ($14.4 million in total). We also have £91.0 million ($118.7 million) principal amount of subordinated unsecured loan stock (debt) of Bristow Aviation bearing interest at an annual rate of 13.5% and payable semi-annually. Payment of interest on such debt has been deferred since its incurrence in 1996. Deferred interest accrues at an annual rate of 13.5% and aggregated $2.3 billion as of September 30, 2018.
The Company, Caledonia, the E.U. Investor and Bristow Aviation have entered into a shareholder agreement respecting, among other things, the composition of the board of directors of Bristow Aviation. On matters coming before Bristow Aviation’s board, Caledonia’s representatives have a total of three votes and the two other directors have one vote each. In addition, Caledonia has the right to nominate two persons to our board of directors and to replace any such directors so nominated, provided that Caledonia owned (1) at least 1,000,000 shares of common stock of the Company or (2) at least 49% of the total outstanding shares of Bristow Aviation. According to Caledonia’s most recent Form 13F filed with the SEC on October 10, 2018, Caledonia was no longer the direct beneficial owner of any shares of our common stock as of September 30, 2018. Accordingly, pursuant to the terms of the Master Agreement dated December 12, 1996 among Caledonia and the Company, Caledonia does not currently satisfy the requirements to designate directors for nomination to our board of directors.
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
Furthermore, the call option provides a mechanism whereby the economic risk for the other investors is limited should the financial condition of Bristow Aviation deteriorate. The call option price is the nominal value of the ordinary shares held by the noncontrolling shareholders (£1.0 million as of September 30, 2018) plus an annual guaranteed rate of return less any prepayments of such call option price and any dividends paid on the shares concerned. We can elect to pre-pay the guaranteed return element of the call option price wholly or in part without exercising the call option. No dividends have been paid by Bristow Aviation. We have accrued the annual return due to the other shareholders at a rate of sterling LIBOR plus 3% (prior to May 2004, the rate was fixed at 12%) by recognizing noncontrolling interest expense on our condensed consolidated statements of operations, with a corresponding increase in noncontrolling interest on our condensed consolidated balance sheets. Prepayments of the guaranteed return element of the call option are reflected as a reduction in noncontrolling interest on our condensed consolidated balance sheets. The other investors have an option to put their shares in Bristow Aviation to us. The put option price is calculated in the same way as the call option price except that the guaranteed rate for the period to April 2004 was 10% per annum. If the put option is exercised, any pre-payments of the call option price are set off against the put option price.

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

	September 30, 2018	March 31, 2018
Assets
Cash and cash equivalents	$69,468	$90,788
Accounts receivable	310,999	256,735
Inventories	81,069	98,314
Prepaid expenses and other current assets	38,594	38,665
Total current assets	500,130	484,502
Investment in unconsolidated affiliates	3,113	3,608
Property and equipment, net	287,817	327,440
Goodwill	18,778	19,907
Other assets	226,612	231,884
Total assets	$1,036,450	$1,067,341
Liabilities
Accounts payable	$370,564	$292,893
Accrued liabilities	129,011	140,733
Accrued interest	2,262,962	2,130,433
Current maturities of long-term debt	15,715	23,125
Total current liabilities	2,778,252	2,587,184
Long-term debt, less current maturities	464,322	479,571
Accrued pension liabilities	28,484	37,034
Other liabilities and deferred credits	7,231	7,342
Deferred taxes	28,157	26,252
Total liabilities	$3,306,446	$3,137,383

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Revenue	$311,788	$321,956	$643,257	$623,926
Operating loss	(38,510)	(2,978)	(31,146)	(22,632)
Net loss	(115,320)	(62,081)	(184,341)	(141,250)
Bristow Helicopters (Nigeria) Ltd. — Bristow Helicopters (Nigeria) Ltd. (“BHNL”) is a joint venture in Nigeria in which Bristow Helicopters owns a 48% interest, a Nigerian company owned 100% by Nigerian employees owns a 50% interest and an employee trust fund owns the remaining 2% interest as of September 30, 2018. BHNL provides industrial aviation services to customers in Nigeria.
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
Note 4 — DEBT
Debt as of September 30 and March 31, 2018 consisted of the following (in thousands):

	September 30, 2018	March 31, 2018
8.75% Senior Secured Notes due 2023	$347,006	$346,610
4½% Convertible Senior Notes due 2023	110,102	107,397
6¼% Senior Notes due 2022	401,535	401,535
Lombard Debt	189,909	211,087
Macquarie Debt	178,028	185,028
PK Air Debt	221,161	230,000
Airnorth Debt	12,434	13,832
Eastern Airways Debt	7,531	14,519
Other Debt	6,833	3,991
Unamortized debt issuance costs	(24,830)	(27,465)
Total debt	1,449,709	1,486,534
Less short-term borrowings and current maturities of long-term debt	(50,798)	(56,700)
Total long-term debt	$1,398,911	$1,429,834
ABL Facility — On April 17, 2018, two of our subsidiaries entered into a new asset-backed revolving credit facility (the “ABL Facility”), which provides for commitments in an aggregate amount of $75 million, with a portion allocated to each borrower subsidiary, subject to an availability block of $15 million and a borrowing base calculated by reference to eligible accounts receivable. The maximum amount of the ABL Facility may be increased from time to time to a total of as much as $100 million, subject to the satisfaction of certain conditions, and any such increase would be allocated among the borrower subsidiaries. The ABL Facility matures in five years, subject to certain early maturity triggers related to maturity of other material debt or a change of control of the Company. Amounts borrowed under the ABL Facility are secured by certain accounts receivable owing to the borrower subsidiaries and the deposit accounts into which payments on such accounts receivable are deposited. As of September 30, 2018, there were no outstanding borrowings under the ABL Facility nor had we made any draws during the six months ended September 30, 2018. As of September 30, 2018, we had $11.4 million in letters of credit outstanding under the ABL Facility.
We amended the ABL Facility pursuant to a letter agreement, dated effective as of November 7, 2018 and made by us and agreed to by Barclays Bank PLC, on behalf of the finance parties under the ABL Facility (the “ABL Amendment”).  The ABL Amendment amends the ABL Facility to, among other things, provide that certain of the provisions, including covenants and events of default contained therein, will exclude unrestricted subsidiaries (as designated under the indenture governing the 8.75% Senior Secured Notes due 2023) from the requirements and defaults thereunder.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

4½% Convertible Senior Notes due 2023 — The balances of the debt and equity components of our 4½% Convertible Senior Notes due 2023 (the “4½% Convertible Senior Notes”) as of September 30 and March 31, 2018 is as follows (in thousands):

	September 30, 2018	March 31, 2018

Equity component - net carrying value (1)	$36,778	$36,778
Debt component:
Face amount due at maturity	$143,750	$143,750
Unamortized discount	(33,648)	(36,353)
Debt component - net carrying value	$110,102	$107,397
_____________
(1) Net of equity issuance costs of $1.0 million.
The remaining debt discount is being amortized to interest expense over the term of the 4½% Convertible Senior Notes using the effective interest rate. The effective interest rate for the three and six months ended September 30, 2018 was 11.0%. Interest expense related to our 4½% Convertible Senior Notes for the three and six months ended September 30, 2018 was as follows (in thousands):

	Three months ended September 30, 2018	Six months ended September 30, 2018

Contractual coupon interest	$1,636	$3,247
Amortization of debt discount	1,392	2,705
Total interest expense	$3,028	$5,952

Eastern Airways Debt - Eastern Airways’ outstanding debt includes borrowings under a revolving credit facility totaling $7.5 million as of September 30, 2018. Borrowings under the revolving credit facility are used for general corporate, working capital and capital expenditure purposes, and bear interest at LIBOR plus a margin of 2.75%. All outstanding obligations under the revolving credit facility will mature on December 31, 2018. Eastern Airways’ debt also included borrowings under a term loan facility that matured on August 31, 2018, and was repaid in a principal amount of $4.9 million during the six months ended September 30, 2018.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Recurring Fair Value Measurements
The following table summarizes the financial instruments we had as of September 30, 2018, valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2018	Balance Sheet Classification
Derivative financial instruments	$—	$3,164	$—	$3,164	Prepaid expenses and other current assets
Rabbi Trust investments	2,101	—	—	2,101	Other assets
Total assets	$2,101	$3,164	$—	$5,265
The following table summarizes the financial instruments we had as of March 31, 2018, valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2018	Balance Sheet Classification
Derivative financial instruments	$—	$718	$—	$718	Prepaid expenses and other current assets
Rabbi Trust investments	2,296	—	—	2,296	Other assets
Total assets	$2,296	$718	$—	$3,014
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
The following table summarizes the assets as of September 30, 2018, valued at fair value on a non-recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2018	Total Loss for the Three Months Ended September 30, 2018	Total Loss for the Six Months Ended September 30, 2018
Inventories	$—	$—	$7,697	$7,697	$(9,276)	$(9,276)
Aircraft and equipment	—	—	136,338	136,338	(104,939)	(104,939)
Other intangible assets	—	—	—	—	(3,005)	(3,005)
Total assets	$—	$—	$144,035	$144,035	$(117,220)	$(117,220)

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
The fair value of inventories using Level 2 and 3 inputs is determined by evaluating the current economic conditions for sale and disposal of spare parts, which includes estimates as to the recoverability of the carrying value of the parts based on historical experience with sales and disposal of similar spare parts, the expected time frame of sales or disposals, the location of the spare parts to be sold and the condition of the spare parts to be sold or otherwise disposed of.
The fair value of aircraft and equipment, using Level 3 inputs, is determined using a market approach. The market approach consisted of a thorough review of recent market activity, available transaction data involving the subject aircraft, current demand and availability on the market. We took into account the age, specifications, accrued hours and cycles, and the maintenance status of each subject aircraft.
The fair value of other intangible assets, using Level 3 inputs, is estimated using the income approach. The estimate of fair value includes unobservable inputs including assumptions related to future performance, such as projected demand for services, rates, and levels of expenditures.
The fair value of assets held for sale using Level 2 inputs is determined through evaluation of expected sales proceeds for aircraft. This analysis includes estimates based on historical experience with sales, recent transactions involving similar assets, quoted market prices for similar assets and condition and location of aircraft to be sold or otherwise disposed of. The loss for the three and six months ended September 30, 2017 related to two and four aircraft held for sale, respectively. Additionally, the loss for the three and six months ended September 30, 2017 includes a $6.5 million impairment relating to the Bristow Academy disposal group. For further details on Bristow Academy disposal group, see Note 1 to our fiscal year 2018 Financial Statements.
Fair Value of Debt
The fair value of our debt has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on quoted market prices. The carrying and fair value of our debt, excluding unamortized debt issuance costs, are as follows (in thousands):

	September 30, 2018		March 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
8.75% Senior Secured Notes due 2023 (1)	$347,006	$342,125	$346,610	$353,500
4½% Convertible Senior Notes due 2023 (2)	110,102	144,756	107,397	158,772
6¼% Senior Notes due 2022	401,535	293,121	401,535	325,243
Lombard Debt	189,909	189,909	211,087	211,087
Macquarie Debt	178,028	178,028	185,028	185,028
PK Air Debt	221,161	221,161	230,000	230,000
Airnorth Debt	12,434	12,434	13,832	13,832
Eastern Airways Debt	7,531	7,531	14,519	14,519
Other Debt	6,833	6,833	3,991	3,991
	$1,474,539	$1,395,898	$1,513,999	$1,495,972
_____________

(1)	The carrying value is net of unamortized discount of $3.0 million and $3.4 million as of September 30 and March 31, 2018, respectively.

(2)	The carrying value is net of unamortized discount of $33.6 million and $36.4 million as of September 30 and March 31, 2018, respectively.

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
During fiscal year 2018 and the six months ended September 30, 2018, we entered into foreign currency put option contracts of £5 million per month through September 2019 to mitigate a portion of our foreign currency exposure. These derivatives were designated as cash flow hedges.
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
The following table presents the balance sheet location and fair value of the portions of our derivative instruments that were designated as hedging instruments as of September 30, 2018 (in thousands):

	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Balance Sheet	Net amounts of assets and liabilities presented in the Balance Sheet

Prepaid expenses and other current assets	$3,164	$—	$3,164	$—	$3,164
Net	$3,164	$—	$3,164	$—	$3,164
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table presents the impact that derivative instruments, designated as cash flow hedges, had on our accumulated other comprehensive loss (net of tax) and our consolidated statements of operations for the three months ended September 30, 2018 (in thousands):

		Financial statement location

Amount of loss recognized in accumulated other comprehensive loss	$(554)	Accumulated other comprehensive loss
Amount of loss reclassified from accumulated other comprehensive loss into earnings	$(456)	Statement of operations — Direct cost
The following table presents the impact that derivative instruments, designated as cash flow hedges, had on our accumulated other comprehensive loss (net of tax) and our consolidated statements of operations for the six months ended September 30, 2018 (in thousands):

		Financial statement location

Amount of gain recognized in accumulated other comprehensive loss	$2,408	Accumulated other comprehensive loss
Amount of gain reclassified from accumulated other comprehensive loss into earnings	$1,158	Statement of operations — Direct cost
We estimate that $1.3 million of net gain in accumulated other comprehensive loss associated with our derivative instruments is expected to be reclassified into earnings within the next twelve months.
Note 7 — COMMITMENTS AND CONTINGENCIES
Aircraft Purchase Contracts — As shown in the table below, we expect to make additional capital expenditures over the next seven fiscal years to purchase additional aircraft. As of September 30, 2018, we had 27 aircraft on order and options to acquire an additional four aircraft. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order will provide incremental fleet capacity in terms of revenue and operating income.

	Six Months Ending March 31, 2019	Fiscal Year Ending March 31,
		2020	2021	2022	2023 and thereafter(1)	Total
Commitments as of September 30, 2018:
Number of aircraft:
Large	1	—	4	5	13	23
U.K. SAR	—	4	—	—	—	4
	1	4	4	5	13	27
Related commitment expenditures (in thousands) (2)
Large	$19,780	$24,700	$76,149	$84,530	$191,426	$396,585
U.K. SAR	—	60,908	—	—	—	60,908
	$19,780	$85,608	$76,149	$84,530	$191,426	$457,493
Options as of September 30, 2018:
Number of aircraft:
Large	2	2	—	—	—	4
	2	2	—	—	—	4

Related option expenditures (in thousands) (2)	$44,181	$31,536	$—	$—	$—	$75,717
_____________

(1)	Includes $92.6 million for five aircraft orders that can be cancelled prior to delivery dates. We made non-refundable deposits of $4.5 million related to these aircraft.

(2)	Includes progress payments on aircraft scheduled to be delivered in future periods only if options are exercised.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

We periodically purchase aircraft for which we have no orders.
Operating Leases — We have non-cancelable operating leases in connection with the lease of certain equipment, including leases for aircraft, and land and facilities. Rent expense incurred under all operating leases was $49.6 million and $57.2 million for the three months ended September 30, 2018 and 2017, respectively, and $99.7 million and $115.9 million for the six months ended September 30, 2018 and 2017, respectively. Rent expense incurred under operating leases for aircraft was $43.0 million and $49.7 million for the three months ended September 30, 2018 and 2017, respectively, and $87.1 million and $101.4 million for the six months ended September 30, 2018 and 2017, respectively.
The aircraft leases range from base terms of up to 180 months with renewal options of up to 240 months in some cases, include purchase options upon expiration and some include early purchase options. The leases contain terms customary in transactions of this type, including provisions that allow the lessor to repossess the aircraft and require us to pay a stipulated amount if we default on our obligations under the agreements. The following is a summary of the terms related to aircraft leased under operating leases with original or remaining terms in excess of one year as of September 30, 2018:

End of Lease Term	Number of Aircraft
Six months ending March 31, 2019 to fiscal year 2020	36
Fiscal year 2021 to fiscal year 2023	32
Fiscal year 2024 to fiscal year 2025	11
79

We lease six S-92 model aircraft and one AW139 model aircraft from VIH Aviation Group, which is a related party due to common ownership of Cougar Helicopters Inc. (“Cougar”) and paid lease fees of $4.5 million and $5.2 million during the three months ended September 30, 2018 and 2017, respectively, and paid lease fees of $9.5 million and $9.7 million during the six months ended September 30, 2018 and 2017, respectively. Additionally, we lease a facility in Galliano, Louisiana from VIH Helicopters USA, Inc., another related party due to common ownership of Cougar, and paid lease fees of $0.1 million and $0.1 million during the three months ended September 30, 2018 and 2017, respectively, and paid lease fees of $0.1 million and $0.1 million during the six months ended September 30, 2018 and 2017, respectively.
Separation Programs — Beginning in March 2015, we initiated involuntary separation programs (“ISPs”) in certain regions. The expense related to the ISPs for the three and six months ended September 30, 2018 and 2017 is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Direct cost	$1,212	$1,477	$2,713	$2,547
General and administrative	1,515	933	1,733	8,542
Total	$2,727	$2,410	$4,446	$11,089
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
Other Purchase Obligations — As of September 30, 2018, we had $37.7 million of other purchase obligations representing unfilled purchase orders for aircraft parts and non-cancelable power-by-the-hour maintenance commitments.
Other Matters — Although infrequent, aircraft accidents have occurred in the past, and the related losses and liability claims have been covered by insurance subject to deductible, self-insured retention and loss sensitive factors.
As previously reported, on April 29, 2016, another company’s EC 225LP (also known as a H225LP) model helicopter crashed near Turøy outside of Bergen, Norway resulting in the European Aviation Safety Agency (“EASA”) issuing airworthiness directives prohibiting flight of H225LP and AS332L2 model aircraft. On July 20, 2017, the U.K. CAA and NCAA issued safety and operational directives which detail the conditions to apply for safe return to service of H225LP and AS332L2 model aircraft, where operators wish to do so. On July 5, 2018, the Accident Investigation Board Norway issued its final investigation report on the accident. The report cited a fatigue fracture within the epicyclic module of the main gear box as the cause of the accident, and issued safety

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

recommendations in a number of areas, including gearbox design and certification requirements, failure tolerance, and continued airworthiness of the AS332L2 and the H225LP helicopters. We continue not to operate for commercial purposes our 21 H225LP model aircraft, and we are carefully evaluating next steps for the H225LP model aircraft in our operations worldwide, with the safety of passengers and crews remaining our highest priority. Recent third-party market transactions and the development of alternative opportunities outside of our traditional oil and gas services for our H225 aircraft indicate a substantial return to oil and gas service within our operations is not likely. See Note 1 for further details.
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
A loss contingency is reasonably possible if the contingency has a more than remote but less than probable chance of occurring. Although management believes that there is no clear requirement to pay amounts at this time and that positions exist suggesting that no further amounts are currently due, it is reasonably possible that a loss could occur for which we have estimated a maximum loss at September 30, 2018 to be approximately $5 million to $6 million.
We are a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.
Note 8 — TAXES
We estimate the full-year effective tax rate from continuing operations and apply this rate to our year-to-date income from continuing operations. In addition, we separately calculate the tax impact of unusual or infrequent items, if any. The tax impacts of such unusual or infrequent items are treated discretely in the quarter in which they occur. During the three months ended September 30, 2018 and 2017, our effective tax rate was 9.8% and (8.6)%, respectively, and during the six months ended September 30, 2018 and 2017, our effective tax rate was 9.5% and (22.4)%, respectively. The effective tax rates for the three and six months ended September 30, 2018 and 2017 were impacted by net operating losses in certain foreign jurisdictions and valuation allowances against future realization of foreign tax credits.
The relationship between our provision for or benefit from income taxes and our pre-tax book income can vary significantly from period to period considering, among other factors, (a) the overall level of pre-tax book income, (b) changes in the blend of income that is taxed based on gross revenues or at high effective tax rates versus pre-tax book income or at low effective tax rates and (c) our geographical blend of pre-tax book income. Consequently, our income tax expense or benefit does not change proportionally with our pre-tax book income or loss. Significant decreases in our pre-tax book income typically result in higher effective tax rates, while significant increases in pre-tax book income can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above. The change in our effective tax rate excluding discrete items for the three and six months ended September 30, 2018 compared to the three and six months ended September 30, 2017 primarily related to changes in the blend of earnings taxed in relatively high taxed jurisdictions versus low taxed jurisdictions. Additionally, we increased our valuation allowance by $9.3 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively, and $10.3 million and $11.3 million for the six months ended September 30, 2018 and 2017, respectively, which also impacted our effective tax rate.
As of September 30, 2018, there were $6.7 million of unrecognized tax benefits, all of which would have an impact on our effective tax rate if recognized.
On December 22, 2017, the president of the United States signed into law tax legislation commonly known as the Tax Cuts and Jobs Act (the “Act”). The Act includes numerous changes in existing U.S. tax law, including a permanent reduction in the U.S. federal corporate income tax rate from 35% to 21%. The rate reduction took effect on January 1, 2018. Further, the Act provides for a one-time “deemed repatriation” of accumulated foreign earnings of certain foreign corporations. Under U.S. generally accepted accounting principles, our net deferred tax liabilities are required to be revalued during the period in which the new tax legislation is enacted. We have made reasonable estimates for the change in the U.S. federal corporate income tax rate and one-time “deemed repatriation” of accumulated foreign earnings. For the year ended March 31, 2018, our provision for income tax included provisional amounts for the revaluation of U.S. net deferred tax liabilities and the impact of the “deemed repatriation” of foreign earnings. The provisional amounts associated with the one-time “deemed repatriation” and the re-measurement of deferred tax assets and

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

liabilities due to the reduction in the corporate income tax rate will be adjusted over time as we perform additional analysis based on recent guidance.
Certain provisions under the Act became applicable to us on April 1, 2018 and our income tax provision for the three and six months ended September 30, 2018 includes the tax implications of these provisions. These provisions include Global Intangible Low-Taxed Income (“GILTI”), Base Erosion and Anti-Avoidance Tax (“BEAT”), Foreign Derived Intangible Income (“FDII”), and certain limitations on the deduction of interest expense and utilization of net operating losses.
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

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Service cost for benefits earned during the period	$210	$212	$429	$418
Interest cost on pension benefit obligation	3,221	3,187	6,585	6,300
Expected return on assets	(4,247)	(5,228)	(8,681)	(10,334)
Amortization of unrecognized losses	1,970	2,011	4,027	3,976
Net periodic pension cost	$1,154	$182	$2,360	$360
The current estimates of our cash contributions to our defined benefit pension plans to be paid in fiscal year 2019 are $16.7 million, of which $8.5 million was paid during the six months ended September 30, 2018. The weighted-average expected long-term rate of return on assets for our U.K. pension plans as of March 31, 2018 was 3.6%.
Incentive Compensation
Stock-based awards are currently made under the Bristow Group Inc. 2007 Long-Term Incentive Plan, as amended and restated on August 3, 2016 (the “2007 Plan”). A maximum of 10,646,729 shares of common stock are reserved. Awards granted under the 2007 Plan may be in the form of stock options, stock appreciation rights, shares of restricted stock, other stock-based awards (payable in cash or common stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants. As of September 30, 2018, 1,736,141 shares remained available for grant under the 2007 Plan.
We have a number of other incentive and stock option plans which are described in Note 9 to our fiscal year 2018 Financial Statements.
Total stock-based compensation expense, which includes stock options and restricted stock, totaled $2.0 million and $2.4 million during the three months ended September 30, 2018 and 2017, respectively, and $3.7 million and $6.5 million for the six months ended September 30, 2018 and 2017, respectively. Stock-based compensation expense has been allocated to our various regions.
During the six months ended September 30, 2018, we awarded 400,788 shares of restricted stock at an average grant date fair value of $12.53 per share. Also during the six months ended September 30, 2018, 593,129 stock options were granted. The following table shows the assumptions used to compute the stock-based compensation expense for stock options granted during the six months ended September 30, 2018:

Risk free interest rate	2.76%
Expected life (years)	5
Volatility	62.8%
Dividend yield	—%
Weighted average exercise price of options granted	$12.19 per option
Weighted average grant-date fair value of options granted	$6.71 per option

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

During June 2018 and 2017, we awarded certain members of management phantom restricted stock which will be paid out in cash after three years. Additionally, during fiscal year 2018, we awarded 22,034 shares of restricted stock to a consultant, which vested in September 2018. We account for these awards as liability awards. As of September 30, 2018 and March 31, 2018, we had $1.6 million and $1.0 million, respectively, included in other liabilities and deferred credits on our condensed consolidated balance sheet accrued for these awards. Additionally, we recognized in general and administrative expense on our condensed consolidated statement of operations $0.2 million and $0.3 million during the three months ended September 30, 2018 and 2017, and $0.8 million and $0.4 million during the six months ended September 30, 2018 and 2017, respectively, related to these awards.
Performance cash awards granted in June 2017 and 2018 have two components. One half of each performance cash award will vest and pay out in cash three years after the date of grant at varying levels depending on our performance in Total Shareholder Return against a peer group of companies. The other half of each performance cash award will be earned based on absolute performance in respect of improved average adjusted earnings per share for the Company over the three-year performance period beginning on April 1, 2017 and 2018, as applicable. Performance cash awards granted in June 2016 vest and pay out in cash three years after the date of grant at varying levels depending on our performance in Total Shareholder Return against a peer group of companies. These awards were designed to tie a significant portion of total compensation to performance. One of the effects of this type of compensation is that it requires liability accounting which can result in volatility in earnings. The liability recorded for these awards as of September 30 and March 31, 2018 was $5.2 million and $7.7 million, respectively, and represents an accrual based on the fair value of the awards on those dates. The decrease in the liability during the six months ended September 30, 2018 resulted from the payout in June 2018 of the awards granted in June 2015, partially offset by the value of the new awards granted in June 2018. Any changes in fair value of the awards in future quarters will increase or decrease the liability and impact results in those periods. The effect, either positive or negative, on future period earnings can vary based on factors including changes in our stock price or the stock prices of the peer group companies, as well as changes in other market and company-specific assumptions that are factored into the calculation of fair value of the performance cash awards.
Changes in the fair values of performance cash awards increased compensation expense by $0.1 million and $4.4 million during the three months ended September 30, 2018 and 2017, respectively, and increased compensation expense by $1.1 million and $1.4 million during the six months ended September 30, 2018 and 2017, respectively.
Note 10 — EARNINGS PER SHARE AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Earnings per Share
Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share excludes options to purchase shares and restricted stock awards, which were outstanding during the period but were anti-dilutive, as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Options:
Outstanding	2,751,470	3,761,830	2,794,032	2,688,049
Weighted average exercise price	$31.26	$29.89	$33.25	$41.27
Restricted stock awards:
Outstanding	773,799	735,648	515,395	567,396
Weighted average price	$12.29	$15.07	$13.68	$18.88

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Loss (in thousands):
Loss available to common stockholders – basic	$(144,190)	$(31,209)	$(176,298)	$(86,484)
Interest expense on assumed conversion of 4½% Convertible Senior Notes, net of tax (1)	—	—	—	—
Loss available to common stockholders – diluted	(144,190)	(31,209)	$(176,298)	$(86,484)
Shares:
Weighted average number of common shares outstanding – basic	35,768,232	35,317,935	35,685,388	35,253,688
Assumed conversion of 4½% Convertible Senior Notes outstanding during period (1)	—	—	—	—
Net effect of dilutive stock options and restricted stock awards based on the treasury stock method	—	—	—	—
Weighted average number of common shares outstanding – diluted (2)	35,768,232	35,317,935	35,685,388	35,253,688

Basic loss per common share	$(4.03)	$(0.88)	$(4.94)	$(2.45)
Diluted loss per common share	$(4.03)	$(0.88)	$(4.94)	$(2.45)
_____________

(1)
Diluted loss per common share for three and six months ended September 30, 2018 excludes a number of potentially dilutive shares determined pursuant to a specified formula initially issuable upon the conversion of our 4½% Convertible Senior Notes. The 4½% Convertible Senior Notes will be convertible, under certain circumstances, into cash, shares of our common stock or a combination of cash and our common stock, at our election. We have initially elected combination settlement. As of September 30, 2018 and March 31, 2018, the base conversion price of the notes was approximately $15.64, based on the base conversion rate of 63.9488 shares of common stock per $1,000 principal amount of convertible notes (subject to adjustment in certain circumstances). In general, upon conversion of a note, the holder will receive cash equal to the principal amount of the note and common stock to the extent of the note’s conversion value in excess of such principal amount. Such shares did not impact our calculation of diluted loss per share for the three and six months ended September 30, 2018 as our average stock price during these periods did not meet or exceed the conversion requirements.

(2)
Potentially dilutive shares issuable pursuant to our warrant transactions entered into concurrently with the issuance of our 4½% Convertible Senior Notes (the “Warrant Transactions”) were not included in the computation of diluted loss per share for the three and six months ended September 30, 2018, because to do so would have been anti-dilutive. For further details on the Warrant Transactions, see Note 4 in our fiscal year 2018 Financial Statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accumulated Other Comprehensive Loss
The following table sets forth the changes in the balances of each component of accumulated other comprehensive loss (in thousands):

	Currency Translation Adjustments	Pension Liability Adjustments (1)	Unrealized gain (loss) on cash flow hedges (2)	Total
Balance as of March 31, 2018	$(79,066)	$(206,682)	$(346)	$(286,094)
Other comprehensive income before reclassification	(37,171)	—	2,408	(34,763)
Reclassified from accumulated other comprehensive income	—	—	(1,158)	(1,158)
Net current period other comprehensive income	(37,171)	—	1,250	(35,921)
Foreign exchange rate impact	(16,378)	16,378	—	—
Balance as of September 30, 2018	$(132,615)	$(190,304)	$904	$(322,015)
_____________

(1)	Reclassification of amounts related to pension liability adjustments are included as a component of net periodic pension cost.

(2)	Reclassification of amounts related to cash flow hedges were included as direct costs.

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
The following tables show region information for the three and six months ended September 30, 2018 and 2017 and as of September 30 and March 31, 2018, where applicable, reconciled to consolidated totals, and prepared on the same basis as our condensed consolidated financial statements (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Region revenue from external customers:
Europe Caspian	$201,547	$203,923	$420,047	$395,322
Africa	39,392	49,787	75,808	100,577
Americas	57,382	59,201	109,975	114,963
Asia Pacific	51,628	59,284	111,824	111,730
Corporate and other	708	1,481	897	3,193
Total region revenue (1)	$350,657	$373,676	$718,551	$725,785
Intra-region revenue:
Europe Caspian	$2,254	$1,483	$3,934	$2,519
Africa	—	—	—	—
Americas	1,011	1,950	2,648	4,244
Asia Pacific	—	—	—	—
Corporate and other	—	—	1	22
Total intra-region revenue	$3,265	$3,433	$6,583	$6,785
Consolidated revenue:
Europe Caspian	$203,801	$205,406	$423,981	$397,841
Africa	39,392	49,787	75,808	100,577
Americas	58,393	61,151	112,623	119,207
Asia Pacific	51,628	59,284	111,824	111,730
Corporate and other	708	1,481	898	3,215
Intra-region eliminations	(3,265)	(3,433)	(6,583)	(6,785)
Total consolidated revenue (1)	$350,657	$373,676	$718,551	$725,785
_____________

(1)
The above table represents disaggregated revenue from contracts with customers except for $12.2 million of revenue included in totals ($4.1 million from Europe Caspian and $8.1 million from Americas) for the three months ended September 30, 2018 and $32.0 million of revenue included in totals ($17.1 million from Europe Caspian, $14.8 million from Americas and $0.1 million from Asia Pacific) for the six months ended September 30, 2018.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Earnings (losses) from unconsolidated affiliates, net – equity method investments:
Europe Caspian	$(6)	$61	$19	$91
Americas	16	2,150	(2,891)	1,615
Corporate and other	(106)	(148)	(241)	(308)
Total earnings (losses) from unconsolidated affiliates, net – equity method investments	$(96)	$2,063	$(3,113)	$1,398

Consolidated operating loss:
Europe Caspian	$(11,414)	$9,854	$10,514	$14,225
Africa	1,465	7,835	2,606	17,883
Americas	1,813	7,483	(5,774)	6,227
Asia Pacific	(6,988)	(5,903)	(7,959)	(18,433)
Corporate and other	(113,274)	(23,689)	(129,905)	(49,639)
Loss on disposal of assets	(1,293)	(8,526)	(2,971)	(7,827)
Total consolidated operating loss (1)	$(129,691)	$(12,946)	$(133,489)	$(37,564)

Depreciation and amortization:
Europe Caspian	$12,189	$12,196	$24,944	$24,018
Africa	3,665	3,590	7,079	6,666
Americas	7,310	6,998	14,191	13,997
Asia Pacific	4,054	5,058	8,409	10,868
Corporate and other	3,271	3,539	6,807	6,888
Total depreciation and amortization	$30,489	$31,381	$61,430	$62,437

	September 30, 2018	March 31, 2018
Identifiable assets:
Europe Caspian	$916,960	$1,087,437
Africa	392,865	374,121
Americas	744,494	788,879
Asia Pacific	289,379	342,166
Corporate and other (2)	517,106	572,399
Total identifiable assets	$2,860,804	$3,165,002

Investments in unconsolidated affiliates – equity method investments:
Europe Caspian	$234	$270
Americas	101,239	116,276
Corporate and other	2,878	3,338
Total investments in unconsolidated affiliates – equity method investments	$104,351	$119,884
_____________

(1)
Results for the three months ended September 30, 2018 were positively impacted by a reduction to rent expense of $2.4 million (included in direct costs) impacting Europe Caspian and Asia Pacific regions by $1.7 million and $0.7 million, respectively, related to OEM cost recoveries for ongoing aircraft issues. Results for the six months ended September 30, 2018 were positively impacted by a reduction to rent expense of $5.9 million (included in direct costs) impacting Europe Caspian and Asia Pacific regions by $4.4 million and $1.5 million, respectively, related to OEM cost recoveries for ongoing aircraft issues. For further details, see Note 1.

(2)
Includes $64.3 million and $67.7 million of construction in progress within property and equipment on our condensed consolidated balance sheets as of September 30 and March 31, 2018, respectively, which primarily represents progress payments on aircraft to be delivered in future periods.

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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2018

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue:
Gross revenue	$45	$36,798	$313,814	$—	$350,657
Intercompany revenue	—	27,496	—	(27,496)	—
	45	64,294	313,814	(27,496)	350,657
Operating expense:
Direct cost and reimbursable expense	20	40,981	251,410	—	292,411
Intercompany expenses	15,307	—	12,189	(27,496)	—
Depreciation and amortization	3,092	17,733	9,664	—	30,489
General and administrative	12,907	5,125	20,807	—	38,839
	31,326	63,839	294,070	(27,496)	361,739

Loss on impairment	—	(87,474)	(29,746)	—	(117,220)
Loss on disposal of assets	—	(318)	(975)	—	(1,293)
Earnings (losses) from unconsolidated affiliates, net	(123,987)	—	(96)	123,987	(96)
Operating loss	(155,268)	(87,337)	(11,073)	123,987	(129,691)
Interest expense, net	(15,564)	(5,915)	(4,954)	—	(26,433)
Other income (expense), net	50	242	(3,496)	—	(3,204)

Loss before (provision) benefit for income taxes	(170,782)	(93,010)	(19,523)	123,987	(159,328)
Allocation of consolidated income taxes	26,605	(1,176)	(9,774)	—	15,655
Net loss	(144,177)	(94,186)	(29,297)	123,987	(143,673)
Net income attributable to noncontrolling interests	(13)	—	(504)	—	(517)
Net loss attributable to Bristow Group	$(144,190)	$(94,186)	$(29,801)	$123,987	$(144,190)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2017

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue:
Gross revenue	$—	$46,952	$326,724	$—	$373,676
Intercompany revenue	—	31,719	—	(31,719)	—
	—	78,671	326,724	(31,719)	373,676
Operating expense:
Direct cost and reimbursable expense	3,263	45,955	250,938	—	300,156
Intercompany expenses	—	—	31,719	(31,719)	—
Depreciation and amortization	3,016	13,237	15,128	—	31,381
General and administrative	17,880	5,623	25,119	—	48,622
	24,159	64,815	322,904	(31,719)	380,159

Gain (loss) on disposal of assets	—	10,597	(19,123)	—	(8,526)
Earnings (losses) from unconsolidated affiliates, net	9,642	—	2,063	(9,642)	2,063
Operating income (loss)	(14,517)	24,453	(13,240)	(9,642)	(12,946)
Interest expense, net	(10,636)	(6,023)	(1,904)	—	(18,563)
Other income (expense), net	(97)	(399)	3,083	—	2,587

Income (loss) before (provision) benefit for income taxes	(25,250)	18,031	(12,061)	(9,642)	(28,922)
Allocation of consolidated income taxes	(5,946)	(1,945)	5,417	—	(2,474)
Net income (loss)	(31,196)	16,086	(6,644)	(9,642)	(31,396)
Net (income) loss attributable to noncontrolling interests	(13)	—	200	—	187
Net income (loss) attributable to Bristow Group	$(31,209)	$16,086	$(6,444)	$(9,642)	$(31,209)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Operations
Six Months Ended September 30, 2018

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue:
Third party revenue	$90	$70,933	$647,528	$—	$718,551
Intercompany revenue	—	54,013	—	(54,013)	—
	90	124,946	647,528	(54,013)	718,551
Operating expense:
Direct cost and reimbursable expense	36	82,857	505,473	—	588,366
Intercompany expenses	15,307	—	38,706	(54,013)	—
Depreciation and amortization	6,158	35,955	19,317	—	61,430
General and administrative	25,695	8,923	44,322	—	78,940
	47,196	127,735	607,818	(54,013)	728,736

Loss on impairment	—	(87,474)	(29,746)	—	(117,220)
Loss on disposal of assets	(806)	(1,478)	(687)	—	(2,971)
Earnings (losses) from unconsolidated affiliates, net	(131,296)	—	(3,113)	131,296	(3,113)
Operating income (loss)	(179,208)	(91,741)	6,164	131,296	(133,489)
Interest expense, net	(31,943)	(12,745)	(8,889)	—	(53,577)
Other income (expense), net	184	1,317	(8,655)	—	(7,154)

Loss before (provision) benefit for income taxes	(210,967)	(103,169)	(11,380)	131,296	(194,220)
Allocation of consolidated income taxes	34,697	(283)	(15,908)	—	18,506
Net loss	(176,270)	(103,452)	(27,288)	131,296	(175,714)
Net income attributable to noncontrolling interests	(28)	—	(556)	—	(584)
Net loss attributable to Bristow Group	$(176,298)	$(103,452)	$(27,844)	$131,296	$(176,298)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Operations
Six Months Ended September 30, 2017

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue:
Third party revenue	$—	$92,727	$633,058	$—	$725,785
Intercompany revenue	—	63,910	—	(63,910)	—
	—	156,637	633,058	(63,910)	725,785
Operating expense:
Direct cost and reimbursable expense	3,269	98,289	496,404	—	597,962
Intercompany expenses	—	—	63,910	(63,910)	—
Depreciation and amortization	5,933	25,720	30,784	—	62,437
General and administrative	36,987	11,385	46,957	—	95,329
	46,189	135,394	638,055	(63,910)	755,728

Loss on impairment	—	(1,192)	—	—	(1,192)
Gain (loss) on disposal of assets	—	11,013	(18,840)	—	(7,827)
Earnings (losses) from unconsolidated affiliates, net	(11,003)	—	1,398	11,003	1,398
Operating income (loss)	(57,192)	31,064	(22,439)	11,003	(37,564)
Interest expense, net	(19,694)	(11,803)	(3,087)	—	(34,584)
Other income (expense), net	(126)	(756)	1,853	—	971

Income (loss) before provision for income taxes	(77,012)	18,505	(23,673)	11,003	(71,177)
Allocation of consolidated income taxes	(9,448)	(6,105)	(412)	—	(15,965)
Net income (loss)	(86,460)	12,400	(24,085)	11,003	(87,142)
Net (income) loss attributable to noncontrolling interests	(24)	—	682	—	658
Net income (loss) attributable to Bristow Group	$(86,484)	$12,400	$(23,403)	$11,003	$(86,484)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended September 30, 2018

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net loss	$(144,177)	$(94,186)	$(29,297)	$123,987	$(143,673)
Other comprehensive loss:
Currency translation adjustments	—	(159)	(14,306)	6,498	(7,967)
Unrealized loss on cash flow hedges	—	—	(98)	—	(98)
Total comprehensive loss	(144,177)	(94,345)	(43,701)	130,485	(151,738)

Net income attributable to noncontrolling interests	(13)	—	(504)	—	(517)
Currency translation adjustments attributable to noncontrolling interests	—	—	(32)	—	(32)
Total comprehensive income attributable to noncontrolling interests	(13)	—	(536)	—	(549)
Total comprehensive loss attributable to Bristow Group	$(144,190)	$(94,345)	$(44,237)	$130,485	$(152,287)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended September 30, 2017

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net income (loss)	$(31,196)	$16,086	$(6,644)	$(9,642)	$(31,396)
Other comprehensive income (loss):
Currency translation adjustments	—	306	14,218	(3,833)	10,691
Total comprehensive income (loss)	(31,196)	16,392	7,574	(13,475)	(20,705)

Net (income) loss attributable to noncontrolling interests	(13)	—	200	—	187
Currency translation adjustments attributable to noncontrolling interests	—	—	237	—	237
Total comprehensive (income) loss attributable to noncontrolling interests	(13)	—	437	—	424
Total comprehensive income (loss) attributable to Bristow Group	$(31,209)	$16,392	$8,011	$(13,475)	$(20,281)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
Six Months Ended September 30, 2018

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net loss	$(176,270)	$(103,452)	$(27,288)	$131,296	$(175,714)
Other comprehensive loss:
Currency translation adjustments	—	(1,045)	(96,108)	60,153	(37,000)
Unrealized gain on cash flow hedges	—	—	1,250	—	1,250
Total comprehensive loss	(176,270)	(104,497)	(122,146)	191,449	(211,464)

Net income attributable to noncontrolling interests	(28)	—	(556)	—	(584)
Currency translation adjustments attributable to noncontrolling interests	—	—	(171)	—	(171)
Total comprehensive income attributable to noncontrolling interests	(28)	—	(727)	—	(755)
Total comprehensive loss attributable to Bristow Group	$(176,298)	$(104,497)	$(122,873)	$191,449	$(212,219)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
Six Months Ended September 30, 2017

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net income (loss)	$(86,460)	$12,400	$(24,085)	$11,003	$(87,142)
Other comprehensive income (loss):
Currency translation adjustments	—	644	28,570	(8,763)	20,451
Total comprehensive income (loss)	(86,460)	13,044	4,485	2,240	(66,691)

Net (income) loss attributable to noncontrolling interests	(24)	—	682	—	658
Currency translation adjustments attributable to noncontrolling interests	—	—	547	—	547
Total comprehensive (income) loss attributable to noncontrolling interests	(24)	—	1,229	—	1,205
Total comprehensive income (loss) attributable to Bristow Group	$(86,484)	$13,044	$5,714	$2,240	$(65,486)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Balance Sheet
As of September 30, 2018

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$236,075	$1,131	$70,585	$—	$307,791
Accounts receivable	438,878	508,873	291,308	(1,007,238)	231,821
Inventories	—	36,637	81,069	—	117,706
Assets held for sale	—	19,856	4,320	—	24,176
Prepaid expenses and other current assets	2,608	2,802	41,193	—	46,603
Total current assets	677,561	569,299	488,475	(1,007,238)	728,097
Intercompany investment	1,904,177	104,435	131,710	(2,140,322)	—
Investment in unconsolidated affiliates	—	—	110,637	—	110,637
Intercompany notes receivable	124,389	9,229	159,725	(293,343)	—
Property and equipment—at cost:
Land and buildings	4,806	58,089	180,350	—	243,245
Aircraft and equipment	157,378	1,317,739	1,016,174	—	2,491,291
	162,184	1,375,828	1,196,524	—	2,734,536
Less: Accumulated depreciation and amortization	(45,937)	(384,448)	(417,886)	—	(848,271)
	116,247	991,380	778,638	—	1,886,265
Goodwill	—	—	18,778	—	18,778
Other assets	4,303	2,026	110,698	—	117,027
Total assets	$2,826,677	$1,676,369	$1,798,661	$(3,440,903)	$2,860,804

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$397,602	$428,348	$276,016	$(998,456)	$103,510
Accrued liabilities	53,851	(5,771)	134,567	(7,738)	174,909
Short-term borrowings and current maturities of long-term debt	(3,541)	20,079	34,260	—	50,798
Total current liabilities	447,912	442,656	444,843	(1,006,194)	329,217
Long-term debt, less current maturities	848,103	258,590	292,218	—	1,398,911
Intercompany notes payable	105,791	168,885	19,769	(294,445)	—
Accrued pension liabilities	—	—	28,484	—	28,484
Other liabilities and deferred credits	12,177	7,253	12,209	—	31,639
Deferred taxes	42,991	27,343	27,038	—	97,372
Stockholders’ investment:
Common stock	385	4,996	131,317	(136,313)	385
Additional paid-in-capital	858,809	29,387	284,048	(313,435)	858,809
Retained earnings	615,739	736,924	284,481	(1,021,405)	615,739
Accumulated other comprehensive income (loss)	78,306	335	268,455	(669,111)	(322,015)
Treasury shares	(184,796)	—	—	—	(184,796)
Total Bristow Group stockholders’ investment	1,368,443	771,642	968,301	(2,140,264)	968,122
Noncontrolling interests	1,260	—	5,799	—	7,059
Total stockholders’ investment	1,369,703	771,642	974,100	(2,140,264)	975,181
Total liabilities and stockholders’ investment	$2,826,677	$1,676,369	$1,798,661	$(3,440,903)	$2,860,804

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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Cash Flows
Six Months Ended September 30, 2018

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash provided by (used in) operating activities	$(35,375)	$14,041	$(5,568)	$—	$(26,902)
Cash flows from investing activities:
Capital expenditures	(1,536)	(2,499)	(13,267)	—	(17,302)
Proceeds from asset dispositions	—	7,528	934	—	8,462
Net cash provided by (used in) investing activities	(1,536)	5,029	(12,333)	—	(8,840)
Cash flows from financing activities:
Proceeds from borrowings	—	—	387	—	387
Debt issuance costs	(597)	(32)	(1,925)	—	(2,554)
Repayment of debt	(8,841)	(10,505)	(10,624)	—	(29,970)
Dividends paid	162,941	1,649	(164,590)	—	—
Increases (decreases) in cash related to intercompany advances and debt	(158,992)	(17,955)	176,947	—	—
Partial prepayment of put/call obligation	(27)	—	—	—	(27)
Dividends paid to noncontrolling interest	—	—	(580)	—	(580)
Issuance of common stock	2,830	—	—	—	2,830
Repurchases for tax withholdings on vesting of equity awards	(1,504)	—	—	—	(1,504)
Net cash provided by (used in) financing activities	(4,190)	(26,843)	(385)	—	(31,418)
Effect of exchange rate changes on cash and cash equivalents	—	—	(5,272)	—	(5,272)
Net decrease in cash and cash equivalents	(41,101)	(7,773)	(23,558)	—	(72,432)
Cash and cash equivalents at beginning of period	277,176	8,904	94,143	—	380,223
Cash and cash equivalents at end of period	$236,075	$1,131	$70,585	$—	$307,791

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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 13 — SUBSEQUENT EVENTS
Columbia Acquisition
Stock Purchase Agreement — On November 9, 2018, Bear Acquisition I, LLC (“Purchaser”), a newly formed wholly owned subsidiary of the Company and the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Columbia Helicopters, Inc. (“Columbia”), the shareholders of Columbia (the “Sellers”), and a shareholder representative. The Purchase Agreement provides for the acquisition by the Purchaser of all of the issued and outstanding shares of Columbia (the “Columbia Acquisition”), on the terms and subject to the conditions set forth in the Purchase Agreement.
The consideration to be paid by the Purchaser under the Purchase Agreement consists of $492.4 million in cash and shares of common stock of the Company, $0.01 par value (“Company Common Stock”), with an aggregate value of approximately $67.0 million calculated based on the volume weighted average price of the Company Common Stock for the five consecutive trading day period starting with the opening of the first primary trading session following the execution and public announcement of the Purchase Agreement, subject to an aggregate cap of approximately 6.2 million shares (the “Stock Consideration”), subject to adjustment as described in the Purchase Agreement.
The Purchase Agreement contains representations, warranties and covenants of the parties. The completion of the Columbia Acquisition is subject to the completion of certain conditions, including, but not limited to: the expiration of any waiting period applicable to the Columbia Acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (“HSR”) the authorization for listing of the shares of Company Common Stock to be issued as Stock Consideration on the New York Stock Exchange, the completion of certain environmental testing, the continued employment of Steven E. Bandy as President and CEO of Columbia, the accuracy of the parties’ representations and warranties (including the absence of a “Material Adverse Effect” with respect to either party), and the receipt of other specified consents and approvals. The Purchase Agreement contains certain termination rights, including the right of either party to terminate the Purchase Agreement if the closing of the Columbia Acquisition (the “Closing”) has not occurred by April 9, 2019, subject to an additional marketing period. The Purchase Agreement also provides that, under specified circumstances where the conditions to Purchaser’s obligations to close the Columbia Acquisition have been satisfied but Purchaser has not consummated the Columbia Acquisition, Purchaser will be required to pay Columbia a termination fee of $20.0 million.
Stockholders Agreement — In connection with the Columbia Acquisition, the Company and certain of the Sellers entered into a Stockholders Agreement, which will become effective at the Closing. The Stockholders Agreement provides that such Sellers may not transfer the shares of Company Common Stock received as Stock Consideration for a period of 9 months following the Closing, subject to customary exceptions. Following the Closing, the Company has agreed to, among other things, prepare and file with the Securities and Exchange Commission (“SEC”) a shelf registration statement on Form S-3, or an amendment to an existing shelf registration statement, relating to the resale by the Sellers of the shares of Company Common Stock issued as Stock Consideration. The Sellers that are party to the Stockholders Agreement will also be subject to certain additional transfer restrictions with respect to their Company Common Stock. In addition, the Sellers that are party to the Stockholders Agreement have agreed to vote all of their shares of Company Common Stock in favor of all director nominees recommended by the Company Board, against any director nominees that have not been recommended by the Board, and in accordance with the Board’s recommendation on all other matters (except that such Sellers will not be required to vote in accordance with the Board’s recommendation with respect to matters that would result in any material change to the purpose or scope of the Company, any changes to constitutional documents that would materially alter the capital structure of rights as a common stockholder, or a merger of the Company or any of its significant subsidiaries to a third party, the sale or transfer of all or substantially all of the Company’s assets or dissolution). The Stockholders Agreement also includes standstill provisions that will restrict the Sellers that are party to the Stockholders Agreement from, among other things, nominating any directors, proposing any acquisition transaction relating to all or part of the Company, initiating any stockholder proposal, or acquiring, in the aggregate amongst the Sellers and during any consecutive twelve-month period, more than 2% of the Company’s outstanding voting securities through open-market purchases.
The Stockholders Agreement will terminate on the later of (1) the date which is two years following the date of the Stockholder Agreement and (2) the first period of twenty consecutive business days following the Closing during which the stockholders beneficially own, in the aggregate, less than 7.5% of the total voting power of the Company.
Financing Arrangements — In connection with the Columbia Acquisition, on November 9, 2018, the Company and Purchaser entered into a commitment letter (the “Debt Commitment Letter”), pursuant to which Jefferies Finance LLC has committed to provide a portion of the financing for the Columbia Acquisition. The Debt Commitment Letter provides for a fully committed $360 million senior secured increasing rate bridge loan facility (the “Bridge Loan Facility”).

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The commitments pursuant to the Bridge Loan Facility are subject to the satisfaction of certain conditions, including (1) the execution and delivery of definitive documentation with respect to the Bridge Loan Facility in accordance with the terms set forth in the Debt Commitment Letter, (2) the Closing, and (3) the absence of any material adverse effect with respect to Columbia’s business.
Also, on November 9, 2018, the Company entered into a Commitment Letter (the “Convertible Notes Commitment Letter”) with certain private investors (collectively, the “Note Purchasers”), whereby the Company has agreed to issue, and the Note Purchasers have agreed to purchase, a minimum of $135.0 million aggregate principal amount of a new series of convertible senior secured notes of the Company (the “Convertible Notes”). The Note Purchasers also have the option to purchase up to an additional $15 million of Convertible Notes. The Convertible Notes will be secured by a pledge of the common stock of Columbia held by the Company. In connection with such pledge, the Company will be required to obtain the consent of holders of the Company's 8.75% senior secured notes due 2023 to an amendment to the related indenture. The Convertible Notes have an initial conversion premium determined based on the three trading day volume weighted average price of the Company Common Stock over the period commencing following the announcement of such consent. In addition, the Company expects Columbia to issue warrants to purchase shares of the capital stock of Columbia in the event of certain events of bankruptcy, insolvency or reorganization with respect to the Company.
The Convertible Notes and the warrants will be issued in a private placement exempt from the registration requirements of the Securities Act, in reliance on the exemptions set forth in Section 4(a)(2) of the Securities Act. The closing of the private placement is subject to the satisfaction of certain conditions, including (1) the execution and delivery of definitive documentation with respect to the Convertible Notes in accordance with the terms set forth in the Convertible Notes Commitment Letter, (2) the Closing, (3) the receipt of the consent described above and (4) the absence of any material adverse effect with respect to Columbia’s business.
Subscription Agreements — In connection with the Purchase Agreement, the Company entered into subscription agreements with certain employees of Columbia, pursuant to which the Company has agreed to issue and the employees have agreed to purchase an aggregate of $10.0 million worth of Company Common Stock (calculated based on the volume weighted average price of the Company Common Stock for the five consecutive trading day period starting with the opening of the first primary trading session following the execution and public announcement of the Purchase Agreement, subject to an aggregate cap of approximately 0.9 million shares, for the purpose of funding the Columbia Acquisition consideration) (the “Subscription Agreements”) at the Closing. The shares of Company Common Stock are subject to repurchase by the Company upon the occurrence of certain events of termination of employment within two years after the Closing. In addition, the Company agreed to award such employees at Closing restricted stock units under the Company’s 2007 Long Term Incentive Plan.
CEO Transition
On November 9, 2018, the Company announced the upcoming retirement of Jonathan E. Baliff. Thomas N. Amonett, Vice-Chairman of the Board of Directors of Bristow, has been appointed to serve as the interim President of the Company during the CEO transition process. The Corporate Governance and Nominating Committee of the Board of Directors is leading the search for a new CEO, with input from the Board of Directors and the support of an executive search firm.
Until Mr. Baliff’s retirement, he will focus on integration planning for the Columbia Acquisition. Mr. Baliff will resign from the Board of Directors concurrently with the effectiveness of his retirement.
The senior management of the Company will report directly to Mr. Amonett, who will work closely with Thomas C. Knudson, Chairman of the Board of Directors, to oversee operations. Mr. Baliff will continue to report to the Board of Directors.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Bristow Group Inc.:
Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Bristow Group Inc. and subsidiaries (the Company) as of September 30, 2018, the related condensed consolidated statements of operations and comprehensive loss for the three-month and six-month periods ended September 30, 2018 and 2017, the related condensed consolidated statements of cash flows for the six-month periods ended September 30, 2018 and 2017, and the related condensed consolidated statements of changes in stockholders’ investment for the three-month and six-month periods ended September 30, 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of March 31, 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ investment and redeemable noncontrolling interest, and cash flows for the year then ended (not presented herein); and in our report dated May 23, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Basis for Review Results
This consolidated interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our reviews in accordance with the standards of the PCAOB. A review of consolidated interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ KPMG LLP
Houston, Texas
November 9, 2018

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 (the “fiscal year 2018 Annual Report”) and the MD&A contained therein. In the discussion that follows, the terms “Current Quarter” and “Comparable Quarter” refer to the three months ended September 30, 2018 and 2017, respectively, and the terms “Current Period” and “Comparable Period” refer to the six months ended September 30, 2018 and 2017, respectively. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ending March 31, 2019 is referred to as “fiscal year 2019”.
Forward-Looking Statements
This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements are statements about our future business, strategy, operations, capabilities and results; financial projections; plans and objectives of our management; expected actions by us and by third parties, including our customers, competitors, vendors and regulators; and other matters. Some of the forward-looking statements can be identified by the use of words such as “believes”, “belief”, “forecasts”, “expects”, “plans”, “anticipates”, “intends”, “projects”, “estimates”, “may”, “might”, “will”, “would”, “could”, “should” or other similar words; however, all statements in this Quarterly Report, other than statements of historical fact or historical financial results, are forward-looking statements.
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

•
the possibility that acquisitions, including the definitive agreement to acquire privately held Columbia Helicopters, Inc. (“Columbia”) for $560 million (“Columbia Acquisition”), may not close within the timing we expect or provide the benefits we anticipate;

•	fluctuations in worldwide prices of and demand for oil and natural gas;

•	fluctuations in levels of oil and natural gas exploration, development and production activities;

•	fluctuations in the demand for our services;

•	the possibility that we may be unable to re-deploy our aircraft to regions with greater demand;

•	the possibility that we may impair our long-lived assets, including goodwill, inventory, property and equipment and investments in unconsolidated affiliates;

•	the possibility that the major oil companies do not continue to expand internationally and offshore;

•	the possibility that we may be unable to defer payment on certain aircraft into future fiscal years or take delivery of certain aircraft later than initially scheduled;

•	the possibility of changes in tax and other laws and regulations;

•	the possibility that we may be unable to dispose of older aircraft through sales into the aftermarket;

•	general economic conditions, including the capital and credit markets;

•	the possibility that segments of our fleet may be grounded for extended periods of time or indefinitely;

•
the possibility of significant changes in foreign exchange rates and controls, including as a result of voters in the U.K. having approved the exit of the U.K. (“Brexit”) from the European Union (“E.U.”);

•	potential effects of increased competition;

•	the existence of operating risks inherent in our business, including the possibility of declining safety performance;

•	the possibility of political instability, war or acts of terrorism in any of the countries where we operate;

•	the possibility that reductions in spending on aviation services by governmental agencies could lead to modifications of search and rescue (“SAR”) contract terms or delays in receiving payments;

•	the possibility that we or our suppliers may be unable to deliver new aircraft on time or on budget;

•	the possibility that we may be unable to acquire additional aircraft due to limited availability or unable to exercise aircraft purchase options;

•	the possibility that customers may reject our aircraft due to late delivery or unacceptable aircraft design or operability;

•	the possibility that we may be unable to successfully execute on our strategic priorities, including STRIVE; and

•	the possibility that we do not achieve the anticipated benefits from the addition of new-technology aircraft to our fleet.
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
During the Current Period, we generated approximately 65% of our consolidated operating revenue from external customers from oil and gas operations, approximately 18% from U.K. SAR operations and approximately 16% from fixed wing services, including charter and scheduled airline services that support our global helicopter operations.
We conduct our business in one segment: industrial aviation services. The industrial aviation services segment operations are conducted primarily through two hubs that include four regions:

•	Europe Caspian,

•	Africa,

•	Americas, and

•	Asia Pacific.
We primarily provide industrial aviation services to a broad base of major integrated, national and independent offshore energy companies. Our customers charter our helicopters primarily to transport personnel between onshore bases and offshore production platforms, drilling rigs and other installations. To a lesser extent, our customers also charter our helicopters to transport time-sensitive equipment to these offshore locations. These customers’ operating expenditures in the production sector are the principal source of our revenue, while their exploration and development capital expenditures provide a lesser portion of our revenue. The customers for SAR services include both the oil and gas industry, where our revenue is primarily dependent on our customers’ operating expenditures, and governmental agencies, where our revenue is dependent on a country’s desire to privatize SAR and enter into long-term contracts. As of September 30, 2018, we operated 282 aircraft (including 190 owned aircraft and 92 leased aircraft; 10 of the owned aircraft are held for sale) and our unconsolidated affiliates operated 114 aircraft in addition to those aircraft leased from us.

The chart below presents (1) the number of aircraft in our fleet and their distribution among the regions of our industrial aviation services segment as of September 30, 2018; (2) the number of helicopters which we had on order or under option as of September 30, 2018; and (3) the percentage of operating revenue which each of our regions provided during the Current Period. For additional information regarding our commitments and options to acquire aircraft, see Note 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Percentage of Current Period Operating Revenue	Aircraft in Consolidated Fleet
		Helicopters			Fixed Wing (1)		Unconsolidated Affiliates (4)
		Small	Medium	Large		Total (2)(3)		Total
Europe Caspian	59%	—	14	77	32	123	—	123
Africa	11%	4	28	7	3	42	48	90
Americas	16%	20	40	15	—	75	66	141
Asia Pacific	14%	—	8	20	14	42	—	42
Total	100%	24	90	119	49	282	114	396
Aircraft not currently in fleet: (5)
On order		—	—	27	—	27
Under option		—	—	4	—	4
_____________

(1)
Eastern Airways operates a total of 32 fixed wing aircraft in the Europe Caspian region and provides technical support for two fixed wing aircraft in the Africa region. Additionally, Airnorth operates a total of 14 fixed wing aircraft, which are included in the Asia Pacific region.

(2)	Includes 10 aircraft held for sale and 92 leased aircraft as follows:

	Held for Sale Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Fixed Wing	Total
Europe Caspian	—	1	—	—	1
Africa	2	3	—	—	5
Americas	—	3	—	—	3
Asia Pacific	—	—	—	1	1
Total	2	7	—	1	10

	Leased Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Fixed Wing	Total
Europe Caspian	—	3	38	12	53
Africa	—	1	3	—	4
Americas	2	14	6	—	22
Asia Pacific	—	3	6	4	13
Total	2	21	53	16	92

(3)	The average age of our helicopter fleet was approximately ten years as of September 30, 2018.

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

	Current Period (1)	Fiscal Year Ended March 31,
		2018	2017	2016	2015	2014
LACE	166	172	174	162	166	158
LACE Rate (in millions)	$6.90	$6.80	$6.63	$8.85	$9.33	$9.34
_____________

(1)	LACE rate is annualized.
The following table presents the distribution of LACE helicopters owned and leased, and the percentage of LACE leased as of September 30, 2018. The percentage of LACE leased is calculated by taking the total LACE for leased commercial helicopters divided by the total LACE for all commercial helicopters we operate, including both owned and leased.

	LACE
	Owned Aircraft	Leased Aircraft	Percentage of LACE leased
Europe Caspian	44	40	47%
Africa	17	4	18%
Americas	25	14	35%
Asia Pacific	17	8	31%
Total	102	64	39%

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
On November 9, 2018, we entered into a definitive agreement to acquire privately held Columbia for $560 million. We expect the complementary transaction to strengthen our operational and consolidated financial profile by delivering adjusted EBITDA and cash flow accretion; reducing consolidated net leverage; diversifying the combined company’s fleet and customer base; expanding our addressable market, especially in the U.S. government sector; and producing significant incremental revenue opportunities. For further details, see Note 13 in the “Notes to the Condensed Consolidated Financial Statements” include elsewhere in this Quarterly Report.
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

•
Renew Commercial Strategy and Operational Excellence. We are in the process of renewing both our commercial strategy to improve revenue productivity across our global markets and our operational strategy to serve our customers safely, reliably and efficiently. We believe that we need to renew these strategies in order to thrive in an economy that is undergoing long-term structural change. Our Europe and Americas hub structure has allowed us to achieve reductions in general and administrative expenses down to approximately 12% of revenue compared to 14% in fiscal year 2015. Further, we believe our hub structure allows us to take advantage of short-cycle work, which we define as short-term demand requests from our oil and gas customers for contracts measured in months rather than years.

•
Improve Balance Sheet and Return on Capital. We continually seek to improve our balance sheet and liquidity and reduce our capital costs, with a goal of reduced financing leverage (including lower levels of debt and leases), return to profitability and improvement of return on invested capital. To achieve this we have historically practiced the principal of prudent balance sheet management and have proactively managed our liquidity position with cash flows from operations, as well as external financings. These external financings have included the use of operating leases for a target of approximately 35% of our LACE. The target recognizes that we will have variability above or below the target of approximately 5% of our LACE due to timing of leases, purchases, disposals and lease terminations. As of September 30, 2018, commercial helicopters under operating leases accounted for 39% of our LACE. See “Liquidity and Capital Resources — Financial Condition and Sources of Liquidity” included elsewhere in this Quarterly Report for further discussion of our capital structure and liquidity.

•
Value Added Acquisitions and Divestitures. We intend to pursue value-added acquisitions that not just make us bigger but better; that generate cost efficiencies that position us to thrive in an economy that is undergoing long-term structural change. We may also divest portions of our business or assets to narrow our product lines and reduce our operational footprint to reduce leverage and improve return on capital. We also intend to continue to utilize portfolio and fleet optimization. Consistent with our ongoing process to rationalize and simplify our business and global aircraft fleet, we sold 11 aircraft for proceeds of $48.3 million during fiscal year 2018 and sold three aircraft during the Current Period for proceeds of $8.1 million. We currently have ten aircraft held for sale and the average age of our fleet is approximately ten years. Additionally, our critical short and long-term goal is to significantly reduce our aircraft rent expense. Since April 1, 2017, we have returned six Airbus H225s and six Sikorsky S-92s to lessors. We intend to further reduce aircraft rent expense through lease returns as part of our ongoing strategy to return to profitability. Also, discussed above, on November 9, 2018, we entered into a definitive agreement to acquire privately held Columbia for $560 million which we believe is a significant step forward in terms of growing our diversified industrial aviation business.

•
Execute on Bristow Transformation. Our Europe and Americas hub structure has allowed for global alignment with faster local market response and increased cost efficiency. Also, as discussed elsewhere in this Quarterly Report, we reached agreements with OEMs during fiscal year 2018 to achieve $136 million in recoveries.

Market Outlook
Our core business is providing industrial aviation services to the worldwide oil and gas industry. We also provide public and private sector SAR services and fixed wing transportation services. Our global operations and critical mass of helicopters provide us with geographic and customer diversity which helps mitigate risks associated with a single market or customer. Additionally, the announced signing of an agreement to acquire Columbia is a significant step forward in terms of growing our diversified industrial aviation business and strengthening our consolidated financial position.
The oil and gas business environment experienced a significant downturn beginning during fiscal year 2015. Brent crude oil prices declined from approximately $106 per barrel as of July 1, 2014 to a low of approximately $26 per barrel in February 2016, with an increase to approximately $73 per barrel as of September 30, 2018. The decrease in oil prices was driven by increased global supply and forecasts of reduced demand for crude oil resulting from weaker global economic growth in many regions of the world. The oil price decline negatively impacted the cash flow of our customers and resulted in their implementation of measures to reduce operational and capital costs, negatively impacting activity beginning in fiscal year 2015. These cost reductions have continued into fiscal year 2019 and have impacted both the offshore production and the offshore exploration activity of our customers, with offshore production activity being impacted to a lesser extent. The largest share of our revenue relates to oil and gas production and our largest contract, the contract with the U.K. Department for Transport to provide public sector SAR services for all of the U.K. (the “U.K. SAR contract”), is not directly impacted by declining oil prices. However, the significant drop in the price of crude oil resulted in the rescaling, delay or cancellation of planned offshore projects which has negatively impacted our operations and could continue to negatively impact our operations in future periods.
The oil price environment is showing signs of stabilizing with crude oil prices at levels not seen since the end of calendar year 2014. We are seeing an increase in offshore market activity off of a very low base level with an increased number of working floaters and jackups in our core markets, including the U.S. Gulf of Mexico and the North Sea. There have also been significant increases in front-end engineering and design awards that, along with the stabilization of tie-back work and floating production storage and offloading unit utilization, has historically been a leading indicator of increased offshore activity. The helicopter transportation industry is benefiting from relatively low day rates for rigs, which in turn reduces our oil and gas customers’ costs and generates increased demand for offshore transportation like helicopters. Our success in reducing costs and our faster hub response has made us more competitive, and we are gaining market share in this new environment for short-cycle requirements created by the changing market; however, we are uncertain as to whether this increased activity will lead to a recovery in offshore spending, and an extended period of reduced offshore spending may have a material impact on our financial position, cash flow and results of operations.
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

•
We increased our financial flexibility by entering into new secured equipment financings that resulted in aggregate proceeds of $630 million funded in fiscal years 2017 and 2018. Additionally, in fiscal year 2018, we completed the sale of $143.8 million of the 4½% Convertible Senior Notes and $350 million of the 8.75% Senior Secured Notes. In April 2018, we entered into a new ABL Facility as discussed in Note 4 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report and under “— Recent Events” below.

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

Recent Events
Columbia Acquisition— On November 9, 2018, we entered into a definitive agreement to acquire privately held Columbia for $560 million. Founded in 1957 by Wes Lematta and headquartered in Aurora, Oregon, Columbia is the leader in heavy-lift helicopter operations and trusted expert in maintenance, repair and overhaul services, with global operations servicing end-markets that include defense, firefighting, onshore oil & gas, infrastructure and forestry. For further details, see Note 13 in the “Notes to the Condensed Consolidated Financial Statements” include elsewhere in this Quarterly Report.
Loss on impairment — Prior to the three months ended September 30, 2018, we had been actively marketing our H225 aircraft with the expectation of a substantial return of the aircraft to oil and gas service. However, market conditions and more significantly, the recent development of alternative opportunities outside of our traditional oil and gas service for our H225 aircraft and our decision to pursue those opportunities during the three months ended September 30, 2018, indicate a substantial return to oil and gas service within our operations is not likely. Therefore, during the three months ended September 30, 2018, we concluded that cash flows associated with our H225 helicopters are largely independent from the cash flows associated with the remainder of our oil and gas related property and equipment (“oil and gas asset group”) and should be tested for impairment as a stand-alone asset group. In accordance with Accounting Standard Codification 360-10, we performed an impairment analysis for our stand-alone H225 asset group and determined that the forecasted cash flows over the remaining useful life of the asset group were insufficient to recover the carrying value of the asset group. We determined the fair value of the H225 asset group to be $116.4 million and recorded an impairment charge of $87.5 million. In addition, we performed a review of our H225 aircraft related inventory and recorded an impairment charge of $8.9 million to record the inventory at the lower of cost or net realizable value.
 The removal of the H225 aircraft from our oil and gas asset group and changes in our forecasted cash flows for that asset group during the three months ended September 30, 2018 indicated the need for the performance of a recoverability analysis of the oil and gas asset group. In accordance with Accounting Standard Codification 360-10, we estimate future undiscounted cash flows to test the recoverability of our oil and gas asset group, which largely consists of our oil and gas related held for use aircraft. The determination of estimated future undiscounted cash flows required us to use significant unobservable inputs including assumptions related to projected demand for services, rates and anticipated aircraft disposal values. We determined that the estimated future undiscounted cash flows exceeded the carrying value for our oil and gas asset group as of September 30, 2018, and no impairment was recorded on these assets. Future declines in operating performance, aircraft disposal values, anticipated business outlook, or projected aircraft deliveries currently accounted for as construction in progress may reduce our estimated future undiscounted cash flows and result in impairment of our oil and gas asset group.
 In addition, changes in our forecasted cash flows during the Current Quarter indicated the need for the performance of a recoverability analysis for the airline related assets of Eastern Airways. In accordance with Accounting Standard Codification 360-10, we estimate future undiscounted cash flows to test the recoverability of the airline related assets of Eastern Airways for potential impairment. In accordance with Accounting Standard Codification 360-10-35, we estimate future undiscounted cash flows to test the recoverability of the assets, which largely consists of our held for use aircraft and related rotable spare parts. The determination of estimated future undiscounted cash flows required us to use significant unobservable inputs including assumptions related to projected demand for services and rates. We determined that the estimated future undiscounted cash flows were below the carrying value for our airline related assets of Eastern Airways as of September 30, 2018.  We determined the fair value of the asset group to be $20.5 million and recorded an impairment charge of $17.5 million.  As part of our impairment review of the airline assets of Eastern Airways, we recorded impairments of $3.0 million related to the remaining intangible assets and $0.3 million related to inventory.
ABL Facility — On April 17, 2018, two of our subsidiaries entered into an ABL Facility as discussed in Note 4 in the “Notes to the Condensed Consolidated Financial Statements” include elsewhere in this Quarterly Report.
Tax Cuts and Jobs Act — On December 22, 2017, the president of the United States signed into law tax legislation commonly known as the Tax Cuts and Jobs Act (the “Act”). The Act includes numerous changes in existing U.S. tax law, including (1) reducing the U.S. federal corporate income tax rate from 35% to 21%; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; and (5) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized. The Act also includes the following provisions, among others, that became applicable to us on April 1, 2018: (1) creation of a new minimum tax on base erosion and anti-abuse; (2) creation of additional limitations on deductible business interest expense; and (3) creation of additional limitations on the utilization of net operating loss carryforwards.
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
We are continuing to analyze guidance as it becomes available to determine the overall impact. Any adjustments recorded to the provisional amounts will be included in income from operations as an adjustment to our fiscal year 2019 financial statements.
Fleet updates — As previously reported, on April 29, 2016, another company’s EC 225LP (also known as an H225LP) model helicopter crashed near Turøy outside of Bergen, Norway resulting in the European Aviation Safety Agency (“EASA”) issuing airworthiness directives prohibiting flight of H225LP and AS332L2 model aircraft. On July 20, 2017, the U.K. CAA and NCAA issued safety and operational directives which detail the conditions to apply for the safe return to service of H225LP and

AS332L2 model aircraft, where operators wish to do so. On July 5, 2018, the Accident Investigation Board Norway issued its final investigation report on the accident. The report cited a fatigue fracture within the epicyclic module of the main gear box as the cause of the accident, and issued safety recommendations in a number of areas, including gearbox design and certification requirements, failure tolerance, and continued airworthiness of the AS332L2 and the H225LP helicopters. We continue not to operate for commercial purposes our 21 H225LP model aircraft, and we are carefully evaluating next steps for the H225LP model aircraft in our operations worldwide, with the safety of passengers and crews remaining our highest priority. Recent third-party market transactions and the development of alternative opportunities outside of our traditional oil and gas services for our H225 aircraft indicate a substantial return to oil and gas service within our operations is not likely. See Loss on Impairment above for further details.
Separately, our efforts to successfully integrate AW189 aircraft into service for the U.K. SAR contract continue with four of the five bases operational and a fifth expected to be online by May 1, 2019. As a result of the delays due to a product improvement plan with the aircraft, the acceptance of four AW189 aircraft were pushed to later dates. All of the AW189s have now been accepted and we continue to meet our contractual obligations under the U.K. SAR contract through the utilization of other aircraft.
During fiscal year 2018, we reached agreements with OEMs to recover $136.0 million related to ongoing aircraft issues mentioned above, of which $125.0 million was recovered during fiscal year 2018 and $11.0 million was recovered during the Current Period. For further details on the accounting treatment, see Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.
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
Líder’s management has significantly decreased their future financial projections as a result of recent tender awards announced by Petrobras. Petrobras represented 64% and 66% of Líder’s operating revenue in calendar years 2017 and 2016, respectively. This significant decline in future forecasted results, coupled with previous declining financial results, triggered our review of our investment in Líder for potential impairment as of March 31, 2018. Based on the estimated fair value of our investment, we recorded an $85.7 million impairment as of March 31, 2018. Our remaining investment in Líder as of September 30, 2018 is $48.3 million. Despite this impairment driven by an overall reduction in financial performance, Líder’s management expects to benefit from the recovery in the Brazilian market over the long-term. As of September 30, 2018, we have no aircraft on lease to Líder. In addition to uncertainty surrounding future financial performance, currency fluctuations continue to make it difficult to predict the earnings from our Líder investment. These currency fluctuations, which primarily do not impact Líder’s cash flow from operations, had a significant negative impact on Líder’s results in recent years, impacting our earnings (losses) from unconsolidated affiliates. Earnings (losses) from unconsolidated affiliates, net on our consolidated statements of operations, is included in calculating adjusted EBITDA, adjusted net income (loss) and adjusted diluted earnings (loss) per share.
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

Results of Operations
The following table presents our operating results and other statement of operations information for the applicable periods:

	Three Months Ended September 30,		Favorable (Unfavorable)

	2018	2017

	(In thousands, except per share amounts, percentages and flight hours)
Revenue:
Operating revenue	$334,711	$357,992	$(23,281)	(6.5)%
Reimbursable revenue	15,946	15,684	262	1.7%
Total revenue	350,657	373,676	(23,019)	(6.2)%

Operating expense:
Direct cost	277,217	284,742	7,525	2.6%
Reimbursable expense	15,194	15,414	220	1.4%
Depreciation and amortization	30,489	31,381	892	2.8%
General and administrative	38,839	48,622	9,783	20.1%
Total operating expense	361,739	380,159	18,420	4.8%

Loss on impairment	(117,220)	—	(117,220)	*
Loss on disposal of assets	(1,293)	(8,526)	7,233	84.8%
Earnings (losses) from unconsolidated affiliates, net	(96)	2,063	(2,159)	(104.7)%

Operating loss	(129,691)	(12,946)	(116,745)	*

Interest expense, net	(26,433)	(18,563)	(7,870)	(42.4)%
Other income (expense), net	(3,204)	2,587	(5,791)	*

Loss before benefit (provision) for income taxes	(159,328)	(28,922)	(130,406)	*
Benefit (provision) for income taxes	15,655	(2,474)	18,129	*

Net loss	(143,673)	(31,396)	(112,277)	(357.6)%
Net (income) loss attributable to noncontrolling interests	(517)	187	(704)	*
Net loss attributable to Bristow Group	$(144,190)	$(31,209)	$(112,981)	(362.0)%

Diluted loss per common share	$(4.03)	$(0.88)	$(3.15)	(358.0)%
Operating margin (1)	(38.7)%	(3.6)%	(35.1)%	*
Flight hours (2)	42,002	46,449	(4,447)	(9.6)%

Non-GAAP financial measures: (3)
Adjusted EBITDA	$21,310	$32,378	$(11,068)	(34.2)%
Adjusted EBITDA margin (1)	6.4%	9.0%	(2.6)%	(28.9)%
Adjusted net loss	$(28,004)	$(11,607)	$(16,397)	(141.3)%
Adjusted diluted loss per share	$(0.78)	$(0.33)	$(0.45)	(136.4)%

	Six Months Ended September 30,		Favorable (Unfavorable)

	2018	2017

	(In thousands, except per share amounts, percentages and flight hours)
Gross revenue:
Operating revenue	$685,698	$697,721	$(12,023)	(1.7)%
Reimbursable revenue	32,853	28,064	4,789	17.1%
Total gross revenue	718,551	725,785	(7,234)	(1.0)%

Operating expense:
Direct cost	557,268	570,322	13,054	2.3%
Reimbursable expense	31,098	27,640	(3,458)	(12.5)%
Depreciation and amortization	61,430	62,437	1,007	1.6%
General and administrative	78,940	95,329	16,389	17.2%
Total operating expense	728,736	755,728	26,992	3.6%

Loss on impairment	(117,220)	(1,192)	(116,028)	*
Loss on disposal of assets	(2,971)	(7,827)	4,856	62.0%
Earnings (losses) from unconsolidated affiliates, net	(3,113)	1,398	(4,511)	*

Operating loss	(133,489)	(37,564)	(95,925)	(255.4)%

Interest expense, net	(53,577)	(34,584)	(18,993)	(54.9)%
Other income (expense), net	(7,154)	971	(8,125)	*

Loss before provision for income taxes	(194,220)	(71,177)	(123,043)	(172.9)%
Benefit (provision) for income taxes	18,506	(15,965)	34,471	*

Net loss	(175,714)	(87,142)	(88,572)	(101.6)%
Net income (loss) attributable to noncontrolling interests	(584)	658	(1,242)	(188.8)%
Net loss attributable to Bristow Group	$(176,298)	$(86,484)	$(89,814)	(103.9)%

Diluted loss per common share	$(4.94)	$(2.45)	$(2.49)	(101.6)%
Operating margin (1)	(19.5)%	(5.4)%	(14.1)%	(261.1)%
Flight hours (2)	85,205	90,172	(4,967)	(5.5)%

Non-GAAP financial measures: (3)
Adjusted EBITDA	$48,079	$47,581	$498	1.0%
Adjusted EBITDA margin (1)	7.0%	6.8%	0.2%	2.9%
Adjusted net loss	$(57,127)	$(40,746)	$(16,381)	(40.2)%
Adjusted diluted loss per share	$(1.60)	$(1.16)	$(0.44)	(37.9)%
_____________
 * percentage change too large to be meaningful or not applicable

(1)	Operating margin is calculated as operating income (loss) divided by operating revenue. Adjusted EBITDA margin is calculated as adjusted EBITDA divided by operating revenue.

(2)
Excludes flight hours from Bristow Academy and unconsolidated affiliates. Includes flight hours from Eastern Airways and Airnorth fixed wing operations in the U.K., Nigeria and Australia for the three months ended September 30, 2018 and 2017 totaling 9,676 and 11,298, respectively, and totaling 20,329 and 21,677, respectively, for the six months ended September 30, 2018 and 2017.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017

	(In thousands, except percentages and per share amounts)
Net loss	$(143,673)	$(31,396)	$(175,714)	$(87,142)
Loss on disposal of assets	1,293	8,526	2,971	7,827
Special items (i)	121,194	2,676	122,913	13,542
Depreciation and amortization	30,489	31,381	61,430	62,437
Interest expense	27,662	18,717	54,985	34,952
(Benefit) provision for income taxes	(15,655)	2,474	(18,506)	15,965
Adjusted EBITDA	$21,310	$32,378	$48,079	$47,581

Benefit (provision) for income taxes	$15,655	$(2,474)	$18,506	$(15,965)
Tax provision (benefit) on loss on disposal of assets	104	5,618	(300)	10,191
Tax provision (benefit) on special items	(6,405)	2,782	(6,413)	14,178
Adjusted benefit for income taxes	$9,354	$5,926	$11,793	$8,404

Effective tax rate (ii)	9.8%	(8.6)%	9.5%	(22.4)%
Adjusted effective tax rate (ii)	25.4%	33.4%	17.3%	16.9%

Net loss attributable to Bristow Group	$(144,190)	$(31,209)	$(176,298)	$(86,484)
Loss on disposal of assets (iii)	1,397	14,144	2,671	18,018
Special items (i) (iii)	114,789	5,458	116,500	27,720
Adjusted net loss	$(28,004)	$(11,607)	$(57,127)	$(40,746)

Diluted loss per share	$(4.03)	$(0.88)	$(4.94)	$(2.45)
Loss on disposal of assets (iii)	0.04	0.40	0.07	0.51
Special items (i) (iii)	3.21	0.15	3.26	0.79
Adjusted diluted loss per share (iv)	(0.78)	(0.33)	(1.60)	(1.16)
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

(iv)
Adjusted diluted loss per share is calculated using the diluted weighted average number of shares outstanding of 35,768,232 and 35,317,935 during the Current Quarter and Comparable Quarter, respectively, and of 35,685,388 and 35,253,688 during the Current Period and Comparable Period, respectively.

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
As prescribed by the SEC, when adjusted EBITDA is discussed in reference to performance on a consolidated basis, the most directly comparable GAAP financial measure to adjusted EBITDA is net income (loss). Management does not analyze interest expense and income taxes on a regional level; therefore, the most directly comparable GAAP financial measure to adjusted EBITDA when performance is discussed on a regional level is operating income (loss).
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

The following tables present region adjusted EBITDA and adjusted EBITDA margin discussed in “— Region Operating Results,” and consolidated adjusted EBITDA and adjusted EBITDA margin for the three and six months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017

	(In thousands, except percentages)
Europe Caspian	$19,865	$23,950	$48,659	$40,102
Africa	5,105	12,617	10,424	26,000
Americas	8,961	14,565	8,554	20,741
Asia Pacific	(3,000)	1,425	(914)	(4,295)
Corporate and other	(9,621)	(20,179)	(18,644)	(34,967)
Consolidated adjusted EBITDA	$21,310	$32,378	$48,079	$47,581

Europe Caspian	10.2%	12.2%	12.0%	10.5%
Africa	13.7%	25.9%	14.4%	26.4%
Americas	15.5%	24.0%	7.7%	17.5%
Asia Pacific	(6.4)%	2.6%	(0.9)%	(4.2)%
Consolidated adjusted EBITDA margin	6.4%	9.0%	7.0%	6.8%
We determined that during the three months ended June 30, 2018, we had incorrectly allocated a foreign currency transaction gain and loss between two regions: Europe Caspian and Corporate and other with no impact to consolidated adjusted EBITDA or consolidated other income. This resulted in an overstatement of adjusted EBITDA and other income for Europe Caspian region of $6.9 million and an understatement of adjusted EBITDA and other income for Corporate and other of $6.9 million during the three months ended June 30, 2018. We have corrected the adjusted EBITDA and other income for these regions for three months ended June 30, 2018. There is no impact on the three or six months ended September 30, 2018.
The following table presents reconciliation of adjusted EBITDA by region and adjusted EBITDA margin and rent expense by region for the three months ended September 30, 2018:

	Europe Caspian	Africa	Americas	Asia Pacific	Corporate and other	Loss on disposal of assets	Total

	(In thousands, except percentages)
Operating income (loss)	$(11,414)	$1,465	$1,813	$(6,988)	$(113,274)	$(1,293)	$(129,691)
Depreciation and amortization expense	12,189	3,665	7,310	4,054	3,271		30,489
Interest income	18	2	1	34	1,174		1,229
Other income (expense), net	(1,836)	(27)	(332)	(1,123)	114		(3,204)
Special items and loss on asset disposal	20,908	—	169	1,023	99,094	1,293	122,487
Adjusted EBITDA	$19,865	$5,105	$8,961	$(3,000)	$(9,621)	$—	$21,310

Adjusted EBITDA margin	10.2%	13.7%	15.5%	(6.4)%			6.4%

Rent expense	$31,179	$2,146	$6,334	$8,281	$1,651		$49,591
The following table presents reconciliation of adjusted EBITDA by region and adjusted EBITDA margin and rent expense by region for the three months ended September 30, 2017:

	Europe Caspian	Africa	Americas	Asia Pacific	Corporate and other	Loss on disposal of assets	Total

	(In thousands, except percentages)
Operating income (loss)	$9,854	$7,835	$7,483	$(5,903)	$(23,689)	$(8,526)	$(12,946)
Depreciation and amortization expense	12,196	3,590	6,998	5,058	3,539		31,381
Interest income	2	4	26	26	96		154
Other income (expense), net	1,921	1,031	(12)	827	(1,180)		2,587
Special items and loss on asset disposal	(23)	157	70	1,417	1,055	8,526	11,202
Adjusted EBITDA	$23,950	$12,617	$14,565	$1,425	$(20,179)	$—	$32,378

Adjusted EBITDA margin	12.2%	25.9%	24.0%	2.6%			9.0%

Rent expense	$36,851	$2,176	$5,191	$10,595	$2,411		$57,224

The following table presents reconciliation of adjusted EBITDA by region and adjusted EBITDA margin and rent expense by region for the six months ended September 30, 2018:

	Europe Caspian	Africa	Americas	Asia Pacific	Corporate and other	Loss on disposal of assets	Total

	(In thousands, except percentages)
Operating income (loss)	$10,514	$2,606	$(5,774)	$(7,959)	$(129,905)	$(2,971)	$(133,489)
Depreciation and amortization expense	24,944	7,079	14,191	8,409	6,807		61,430
Interest income	32	3	2	52	1,319		1,408
Other income (expense), net	(8,127)	736	(71)	(3,733)	4,041		(7,154)
Special items and loss on asset disposal	21,296	—	206	2,317	99,094	2,971	125,884
Adjusted EBITDA	$48,659	$10,424	$8,554	$(914)	$(18,644)	$—	$48,079

Adjusted EBITDA margin	12.0%	14.4%	7.7%	(0.9)%			7.0%

Rent expense	$63,175	$4,268	$12,932	$16,398	$2,899		$99,672
The following table presents reconciliation of adjusted EBITDA by region and adjusted EBITDA margin and rent expense by region for the six months ended September 30, 2017:

	Europe Caspian	Africa	Americas	Asia Pacific	Corporate and other	Loss on disposal of assets	Total

	(In thousands, except percentages)
Operating income (loss)	$14,225	$17,883	$6,227	$(18,433)	$(49,639)	$(7,827)	$(37,564)
Depreciation and amortization expense	24,018	6,666	13,997	10,868	6,888		62,437
Interest income	6	83	53	44	182		368
Other income (expense), net	1,585	1,162	195	1,065	(3,036)		971
Special items and loss on asset disposal	268	206	269	2,161	10,638	7,827	21,369
Adjusted EBITDA	$40,102	$26,000	$20,741	$(4,295)	$(34,967)	$—	$47,581

Adjusted EBITDA margin	10.5%	26.4%	17.5%	(4.2)%			6.8%

Rent expense	$73,304	$4,376	$12,185	$21,549	$4,485		$115,899

Current Quarter Compared to Comparable Quarter
Operating revenue from external customers by line of service was as follows:

	Three Months Ended September 30,		Favorable (Unfavorable)
	2018	2017

	(In thousands, except percentages)
Oil and gas services	$221,080	$243,754	$(22,674)	(9.3)%
U.K. SAR services	56,928	56,060	868	1.5%
Fixed wing services	55,996	56,721	(725)	(1.3)%
Corporate and other	707	1,457	(750)	(51.5)%
Total operating revenue	$334,711	$357,992	$(23,281)	(6.5)%
The year-over-year decrease in operating revenue was primarily driven by decreased flight activity in our Africa region, our Canada operations within our Americas region, and our Asia Pacific region in the Current Quarter, with the largest impact coming from our operations in Africa due to a contract that expired on March 31, 2018 partially offset by increased activity with other customers. Also, revenue from our fixed wing services in our Asia Pacific region declined, partially offset by an increase in operating revenue from our fixed wing services in our Africa and Europe Caspian regions. Additionally, revenue decreased by $5.3 million in the Current Quarter compared to the Comparable Quarter due to changes in foreign currency exchange rates, primarily in our Asia Pacific region related to the strengthening of the U.S. dollar versus the Australian dollar.
For the Current Quarter, we reported a net loss of $144.2 million and a diluted loss per share of $4.03 compared to a net loss of $31.2 million and a diluted loss per share of $0.88 for the Comparable Quarter.
The net loss for the Current Quarter was significantly impacted by the following special items:

•	Loss on impairment of $117.2 million ($101.1 million net of tax), or $2.83 per share, including:

◦	$87.5 million impairment of H225 aircraft and $8.9 million impairment of H225 inventory, and

◦	$20.8 million impairment of Eastern Airways assets including $17.5 million for aircraft and equipment, $3.0 million for intangible assets and $0.3 million for inventory,

•
Organizational restructuring costs of $2.7 million ($2.4 million net of tax), or $0.07 per share, included in direct cost and general and administrative expense, resulting from separation programs across our global organization designed to increase efficiency and reduce costs,

•	Transaction costs of $1.2 million ($1.0 million net of tax), or $0.03 per share, included in general and administrative expense, resulting from the announced agreement to acquire Columbia, and

•	A non-cash tax expense of $10.3 million, or $0.29 per share, from the valuation allowance on deferred tax assets.
Additionally, we realized a loss on disposal of assets of $1.3 million ($1.4 million net of tax), or $0.04 per share, during the Current Quarter from the sale or disposal of aircraft and other equipment.
In addition to the special items above, the year-over-year change in net loss and diluted loss per share was driven by lower revenue in the Current Quarter as discussed above, higher interest expense, foreign currency losses in the Current Quarter versus foreign currency gains in the Comparable Quarter and lower earnings from unconsolidated affiliates, partially offset by lower general and administrative expenses, lower losses on disposal of assets, lower rent expense and a more favorable effective tax rate.

The Current Quarter results benefited from the impact of $3.4 million of OEM cost recoveries resulting in a $2.4 million reduction in rent expense and a $1.0 million reduction in direct cost. We will recognize an additional $2.0 million reduction in rent expense and an additional $1.3 million reduction in direct cost over the remainder of fiscal year 2019 related to these OEM cost recoveries. For further details, see Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.
Excluding the special items and the loss on disposal of assets discussed above, adjusted net loss and adjusted diluted loss per share were $28.0 million and $0.78, respectively, for the Current Quarter. These adjusted results compare to adjusted net loss and adjusted diluted loss per share of $11.6 million and $0.33, respectively, for the Comparable Quarter. Adjusted EBITDA decreased to $21.3 million in the Current Quarter from $32.4 million in the Comparable Quarter.
The year-over-year change in adjusted EBITDA was primarily driven by the decline in oil and gas revenue discussed above, foreign currency losses in the Current Quarter versus foreign currency gains in the Comparable Quarter, lower earnings from unconsolidated affiliates and lower results from our fixed wing services in our Asia Pacific region primarily due to an increase in maintenance expense and decrease in operating revenue. These unfavorable changes were partially offset by a decrease in general and administrative expense primarily from lower salaries and benefits in the Current Quarter and lower rent expense discussed above. The year-over-year change in adjusted net loss and adjusted diluted loss per share was impacted by the same items that impacted adjusted EBITDA as well as higher interest expense.
The table below presents the year-over-year impact of changes in foreign currency exchange rates.

	Three Months Ended September 30,		Favorable (Unfavorable)
	2018	2017

	(In thousands, except per share amounts)
Revenue impact			$(5,257)
Operating expense impact			4,913
Year-over-year income statement translation			(344)

Transaction gains (losses) included in other income (expense), net	$(2,307)	$2,524	(4,831)
Líder foreign exchange impact included in earnings (losses) from unconsolidated affiliates	(1,020)	258	(1,278)
Total	$(3,327)	$2,782	(6,109)

Pre-tax income statement impact			(6,453)
Less: Foreign exchange impact on depreciation and amortization and interest expense			115
Adjusted EBITDA impact			$(6,338)

Net income impact (tax affected)			$(5,173)
Earnings per share impact			$(0.14)
The most significant foreign exchange impacts related to a $4.8 million unfavorable impact from transaction losses in the Current Quarter compared to transaction gains in the Comparable Quarter and a $1.3 million unfavorable impact of foreign currency exchange rate changes from our investment in Líder in Brazil. Additionally, the Current Quarter includes a $0.3 million unfavorable impact from changes in foreign currency exchange rates primarily driven by the impact of the British pound sterling on the translation of our results in our Europe Caspian region.
Direct cost decreased 2.6%, or $7.5 million, year-over-year primarily due to an $8.5 million decrease in salaries and benefits primarily due to a decrease in the number of employees and a $7.2 million decrease in rent expense primarily due to return of leased aircraft and OEM cost recoveries, partially offset by a $4.4 million increase in fuel due to increased fuel prices and increased activity, a $3.4 million increase in maintenance expense primarily due to fixed wing services in our Asia Pacific and Europe Caspian regions and a $0.4 million increase in various other direct costs.
Reimbursable expense remained mostly flat at $15.2 million for the Current Quarter and $15.4 million for the Comparable Quarter.
Depreciation and amortization expense remained mostly flat at $30.5 million for the Current Quarter compared to $31.4 million for the Comparable Quarter.

General and administrative expense decreased 20.1%, or $9.8 million, in the Current Quarter, as compared to the Comparable Quarter primarily due to a decrease in compensation expense of $6.7 million primarily resulting from a reduction in short-term and long-term incentive compensation costs of $7.1 million, and a reduction of various other general and administrative expenses of $3.1 million, including professional fees, information technology, training and travel, as part of continued cost reduction efforts.
Loss on impairment for the Current Quarter includes $87.5 million for the impairment of H225 aircraft, $8.9 million for the impairment of H225 inventory, and $20.8 million for the impairment of Eastern Airways assets including $17.5 million for aircraft and equipment, $3.0 million for intangible assets and $0.3 million for inventory. For further details, Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.
Loss on disposal of assets decreased $7.2 million to a loss of $1.3 million for the Current Quarter from a loss of $8.5 million for the Comparable Quarter. The loss on disposal of assets in the Current Quarter included a loss of $1.3 million from the sale or disposal of aircraft and other equipment. During the Comparable Quarter, the loss on disposal of assets included impairment charges totaling $8.2 million related to assets held for sale and impairment of the Bristow Academy disposal group and a loss of $0.3 million from the sale or disposal of aircraft and other equipment.
Earnings (losses) from unconsolidated affiliates, net decreased $2.2 million to a loss of $0.1 million for the Current Quarter from earnings of $2.1 million in the Comparable Quarter. This decrease primarily resulted from a $1.9 million decrease of earnings from our investment in Líder in Brazil in the Current Quarter primarily due to a decline in activity and a more unfavorable impact of foreign currency exchange rates of $1.3 million in the Current Quarter compared to the Comparable Quarter.
Interest expense, net, increased 42.4%, or $7.9 million, year-over-year primarily due to an increase in borrowings and an increase in amortization of debt discount.
For further details on income tax expense, see “— Region Operating Results — Taxes” included elsewhere in this Quarterly Report.
As discussed above, our results for the Current Quarter were impacted by special items. During the Comparable Quarter, special items that impacted our results included organizational restructuring costs and tax items. The items noted in the Current Quarter and Comparable Quarter have been identified as special items as they are not considered by management to be part of our ongoing operations when assessing and measuring the operational and financial performance of the organization. The impact of these items on our adjusted EBITDA, adjusted net loss and adjusted diluted loss per share is as follows:

	Three Months Ended September 30, 2018
	Adjusted EBITDA	Adjusted Net Loss	Adjusted Diluted Loss Per Share

	(In thousands, except per share amounts)
Loss on impairment	$(117,220)	$(101,105)	$(2.83)
Organizational restructuring costs	(2,727)	(2,392)	(0.07)
Transaction costs	(1,247)	(985)	(0.03)
Tax items	—	(10,307)	(0.29)
Total special items	$(121,194)	$(114,789)	(3.21)

	Three Months Ended September 30, 2017
	Adjusted EBITDA	Adjusted Net Loss	Adjusted Diluted Loss Per Share

	(In thousands, except per share amounts)
Organizational restructuring costs	$(2,676)	$(2,237)	$(0.06)
Tax items	—	(3,221)	(0.09)
Total special items	$(2,676)	$(5,458)	(0.15)

Current Period Compared to Comparable Period
Operating revenue from external customers by line of service was as follows:

	Six Months Ended September 30,		Favorable (Unfavorable)
	2018	2017

	(In thousands, except percentages)
Oil and gas services	$448,851	$478,529	$(29,678)	(6.2)%
U.K. SAR services	123,248	108,647	14,601	13.4%
Fixed wing services	112,703	107,398	5,305	4.9%
Corporate and other	896	3,147	(2,251)	(71.5)%
Total operating revenue	$685,698	$697,721	$(12,023)	(1.7)%
The year-over-year decrease in revenue in the Current Period was primarily driven by a decrease in our oil and gas services driven by declines in our Africa, Americas and Asia Pacific regions, partially offset by increases in oil and gas services in our Europe Caspian region. See further discussion of operating revenue by region under “— Region Operating Results.” These decreases were partially offset by an increase in U.K. SAR services revenue due to additional bases coming online in fiscal years 2017 and 2018 and an increase in operating revenue from our fixed wing services in our Europe Caspian and Africa regions. The U.K. SAR services revenue includes the one-time benefit of $7.6 million in OEM cost recoveries recognized in the Current Period. Additionally, revenue increased by $5.2 million in the Current Period compared to the Comparable Period due to changes in foreign exchange rates, primarily related to the strengthening of the British pound sterling versus the U.S. dollar, partially offset by the weakening of the Australian dollar versus the U.S. dollar.
For the Current Period, we reported a net loss of $176.3 million and a diluted loss per share of $4.94 compared to a net loss of $86.5 million and a diluted loss per share of $2.45 for the Comparable Period.
The net loss for the Current Period was significantly impacted by the following special items:

•	Loss on impairment of $117.2 million ($101.1 million net of tax), or $2.83 per share, including:

◦	$87.5 million impairment of H225 aircraft and $8.9 million impairment of H225 inventory, and

◦	$20.8 million impairment of Eastern Airways assets including $17.5 million for aircraft and equipment, $3.0 million for intangible assets and $0.3 million for inventory,

•
Organizational restructuring costs of $4.4 million ($4.1 million net of tax), or $0.11 per share, included in direct cost and general and administrative expense, resulting from separation programs across our global organization designed to increase efficiency and reduce costs,

•	Transaction costs of $1.2 million ($1.0 million net of tax), or $0.03 per share, included in general and administrative expense, resulting from the announced agreement to acquire Columbia, and

•	A non-cash tax expense of $10.3 million, or $0.29 per share, from the valuation allowance on deferred tax assets.
In addition to the special items above, the year-over-year change in net loss and diluted loss per share was primarily driven by higher revenue from U.K. SAR discussed above, a decrease in general and administrative expense, lower rent expense and a more favorable effective tax rate. These favorable changes were partially offset by decline in the oil and gas services revenue, higher interest expense and foreign currency losses in the Current Period compared to foreign currency gains in the Comparable Period.
The Current Period results benefited from the impact of $15.6 million of OEM cost recoveries realized in the Current Period resulting in a one-time benefit of $7.6 million in U.K. SAR operating revenue, a $5.9 million reduction in rent expense and a $2.1 million reduction in direct cost. For further details, see Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.
Excluding the special items described above and the loss on disposal of assets, adjusted net loss and adjusted diluted loss per share were $57.1 million and $1.60, respectively, for the Current Period. These adjusted results compare to adjusted net loss and adjusted diluted loss per share of $40.7 million and $1.16, respectively, for the Comparable Period. Additionally, adjusted EBITDA decreased to $48.1 million in the Current Period from $47.6 million in the Comparable Period.

The year-over-year change in adjusted EBITDA was primarily driven by the decline in oil and gas revenue discussed above and lower results from our fixed wing services in our Asia Pacific region primarily due to an increase in maintenance expense and decrease in operating revenue. These unfavorable changes were mostly offset by a decrease in general and administrative expense primarily from lower salaries and benefits in the Current Period and lower rent expense discussed above. The year-over-year change in adjusted net loss and adjusted diluted loss per share was impacted by the same items that impacted adjusted EBITDA and higher interest expense.
The table below presents the year-over-year impact of changes in foreign currency exchange rates.

	Six Months Ended September 30,		Favorable (Unfavorable)
	2018	2017

	(in thousands, except per share amounts)
Revenue impact			$5,192
Operating expense impact			(273)
Year-over-year income statement translation			4,919

Transaction gains (losses) included in other income (expense), net	$(5,336)	$846	(6,182)
Líder foreign exchange impact included in earnings (losses) from unconsolidated affiliates	(3,598)	(880)	(2,718)
Total	$(8,934)	$(34)	(8,900)

Pre-tax income statement impact			(3,981)
Less: Foreign exchange impact on depreciation and amortization and interest expense			560
Adjusted EBITDA impact			$(3,421)

Net income impact (tax affected)			$(2,788)
Earnings per share impact			$(0.08)
The most significant foreign exchange impact related to a $6.2 million unfavorable impact from transaction losses in the Current Period compared to transaction gains in the Comparable Period. Additionally, results for the Current Period were impacted by a $2.7 million increase in unfavorable foreign currency exchange rate impact from our investment in Líder in Brazil. Partially offsetting these unfavorable impacts was a $4.9 million favorable impact from changes in foreign currency exchange rates in the Current Period driven by the impact of the appreciating British pound sterling on the translation of our results in our Europe Caspian region.
Direct costs decreased 2.3%, or $13.1 million, year-over-year primarily due to lower headcount across all regions due to the benefit of organizational restructuring efforts reflected in a $15.6 million decrease in salaries and benefits and a $15.7 million decrease in rent expense primarily due to return of leased aircraft and OEM cost recoveries, partially offset by a $9.7 million increase in fuel primarily due to an increase in fuel prices, a $6.4 million increase in maintenance costs primarily due to fixed wing services in our Europe Caspian and Asia Pacific regions and a $2.1 increase in various other direct costs.
Reimbursable expense increased 12.5%, or $3.5 million, primarily due to new contracts in our Asia Pacific and Africa regions.
Depreciation and amortization expense remained mostly flat at $61.4 million for the Current Period compared to $62.4 million for the Comparable Period.
General and administrative expense decreased 17.2%, or $16.4 million, in the Current Period, as compared to the Comparable Period primarily due to a $10.5 million decrease in compensation expense (primarily due to a decrease in severance costs of $6.8 million and $3.7 million lower salaries and benefits due to a reduction in headcount across all regions), a $4.3 million decrease in information technology, travel, training and various other expenses and a $1.6 million decrease in professional fees as a result of continued cost reduction efforts.
Loss on impairment for the Current Period includes $87.5 million for the impairment of H225 aircraft, $8.9 million for the impairment of H225 inventory, and $20.8 million for the impairment of Eastern Airways assets including $17.5 million for aircraft and equipment, $3.0 million for intangible assets and $0.3 million for inventory. For further details, Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report. Loss on impairment for the Comparable Period includes a $1.2 million impairment charge on inventory used on our training fleet.

Loss on disposal of assets decreased $4.9 million, to a loss of $3.0 million for the Current Period from a loss of $7.8 million for the Comparable Period. The loss on disposal of assets in the Current Period included a loss of $3.0 million from the sale or disposal of aircraft and other equipment. During the Comparable Period, the loss on disposal of assets included impairment charges totaling $9.7 million related to assets held for sale (including a $6.5 million impairment and loss on disposal related to the Bristow Academy disposal group), partially offset by a gain of $1.9 million related to the sale of aircraft and other equipment.
Earnings (losses) from unconsolidated affiliates, net decreased $4.5 million to a loss of $3.1 million for the Current Period from earnings of $1.4 million in the Comparable Period. The decrease in earnings (losses) from unconsolidated affiliates, net primarily resulted from a decrease in earnings from our investment in Líder in Brazil to a loss of $1.8 million in the Current Period from $3.0 million in earnings in the Comparable Period primarily due to a $2.7 million more unfavorable impact of foreign currency exchange rates and a decrease in activity.
Interest expense, net, increased 54.9%, or $19.0 million, year-over-year primarily due to an increase in borrowings and an increase in amortization of debt discount.
For further details on income tax expense, see “— Region Operating Results — Taxes” included elsewhere in this Quarterly Report.
As discussed above, our results for the Current Period were impacted by special items. During the Comparable Period, special items that impacted our results included organizational restructuring costs, inventory impairment and tax items. The items noted in the Current Period and Comparable Period have been identified as special items as they are not considered by management to be part of our ongoing operations when assessing and measuring the operational and financial performance of the organization. The impact of these items on our adjusted EBITDA, adjusted net loss and adjusted diluted loss per share is as follows:

	Six Months Ended September 30, 2018
	Adjusted EBITDA	Adjusted Net Loss	Adjusted Diluted Loss Per Share

	(In thousands, except per share amounts)
Loss on impairment	$(117,220)	$(101,105)	$(2.83)
Organizational restructuring costs	(4,446)	(4,103)	(0.11)
Transaction costs	(1,247)	(985)	(0.03)
Tax items	—	(10,307)	(0.29)
Total special items	$(122,913)	$(116,500)	(3.26)

	Six Months Ended September 30, 2017
	Adjusted EBITDA	Adjusted Net Loss	Adjusted Diluted Loss Per Share

	(In thousands, except per share amounts)
Organizational restructuring costs	$(12,350)	$(8,838)	$(0.25)
Loss on impairment	(1,192)	(775)	(0.02)
Tax items	—	(18,107)	(0.51)
Total special items	$(13,542)	$(27,720)	(0.79)

Region Operating Results
The following tables set forth certain operating information for the regions comprising our industrial aviation services segment. Intercompany lease revenue and expense are eliminated from our segment reporting, and depreciation expense of aircraft is presented in the region that operates the aircraft.
Set forth below is a discussion of the operations of our regions. Our consolidated results are discussed under “Results of Operations” above.
Europe Caspian

	Three Months Ended September 30,		Six Months Ended September 30,		Favorable (Unfavorable)

	2018	2017	2018	2017	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Operating revenue	$195,449	$196,595	$406,435	$381,073	$(1,146)	(0.6)%	$25,362	6.7%
Operating income (loss)	$(11,414)	$9,854	$10,514	$14,225	$(21,268)	(215.8)%	$(3,711)	(26.1)%
Operating margin	(5.8)%	5.0%	2.6%	3.7%	(10.8)%	(216.0)%	(1.1)%	(29.7)%
Adjusted EBITDA	$19,865	$23,950	$48,659	$40,102	$(4,085)	(17.1)%	$8,557	21.3%
Adjusted EBITDA margin	10.2%	12.2%	12.0%	10.5%	(2.0)%	(16.4)%	1.5%	14.3%
Rent expense	$31,179	$36,851	$63,175	$73,304	$5,672	15.4%	$10,129	13.8%
The Europe Caspian region comprises all of our operations and affiliates in Europe, including oil and gas operations in the U.K. and Norway, Eastern Airways fixed wing operations and public sector SAR operations in the U.K. and our operations in Turkmenistan.
Current Quarter Compared to Comparable Quarter
Operating revenue for our Europe Caspian region was mostly unchanged in the Current Quarter compared to the Comparable Quarter with a $1.8 million unfavorable year-over-year impact from changes in foreign currency exchange rates and a decrease of $1.5 million in Norway driven by less short-term activity being mostly offset by an increase of $0.9 million in fixed wing revenue from Eastern Airways and an increase of $0.9 million for U.K. SAR revenue. Eastern Airways contributed $31.4 million and $30.5 million in operating revenue for the Current Quarter and Comparable Quarter, respectively.
A substantial portion of our operations in the Europe Caspian region are contracted in the British pound sterling, which depreciated against the U.S. dollar in the Current Quarter. We recorded foreign exchange losses of $1.0 million in the Current Quarter and foreign exchange gains of $1.9 million in the Comparable Quarter from the revaluation of assets and liabilities on pound sterling functional currency entities as of September 30, 2018 and 2017, respectively, which is recorded in other income (expense), net and included in adjusted EBITDA. The Current Quarter benefited from a $0.7 million impact from foreign currency hedging, which partially offset the negative impact from exchange rate changes. A further weakening or strengthening of the British pound sterling could result in additional foreign exchange volatility in future quarters.
During the Current Quarter, we recorded $20.8 million for impairment of Eastern Airways assets including $17.5 million for aircraft and equipment, $3.0 million for intangible assets and $0.3 million for inventory. For further details, Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report. The impairments are excluded from adjusted EBITDA and adjusted EBITDA margin.
The Current Quarter results benefited from OEM cost recoveries in prior periods that resulted in a $1.6 million reduction in rent expense and a $1.0 million reduction in direct cost. We will recognize an additional $0.5 million reduction in rent expense and an additional $1.3 million reduction in direct cost over the remainder of fiscal year 2019 related to these OEM cost recoveries in our Europe Caspian region results. These items are included in operating income and adjusted EBITDA in the Current Quarter. For further details, see Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.
The decrease in operating income and operating margin from the Comparable Quarter was primarily due to the $20.8 million of impairments of Eastern Airways assets mentioned above. Adjusted EBITDA and adjusted EBITDA margin decreased primarily due to the foreign exchange losses from revaluation of assets and liabilities included in other income (expense), net in the Current Quarter compared to gains recorded in the Comparable Quarter. As discussed above, other income (expense) is included in adjusted EBITDA, but not in operating income. Eastern Airways contributed a negative $0.7 million and positive $0.2 million in adjusted EBITDA for the Current Quarter and Comparable Quarter, respectively.

Current Period Compared to Comparable Period
The increase in operating revenue in the Current Period compared to the Comparable Period primarily resulted from an increase of $14.6 million for U.K. SAR revenue including a one-time benefit of OEM cost recovery of $7.6 million, an increase of $7.9 million in fixed wing revenue from Eastern Airways and an increase of $2.4 million in Norway operating revenue resulting from an increase in activity. Additionally, revenue increased by $9.0 million in the Current Period compared to the Comparable Period due to favorable changes in foreign currency exchange rates. Eastern Airways contributed $66.3 million and $58.4 million in operating revenue for the Current Period and Comparable Period, respectively.
The Current Period results benefited from OEM cost recoveries realized in the Current Period related to ongoing aircraft issues that resulted in a one-time benefit of $7.6 million in U.K. SAR operating revenue, a $4.3 million reduction in rent expense and a $2.1 million reduction in direct cost.
A substantial portion of our operations in the Europe Caspian region are contracted in the British pound sterling, which depreciated against the U.S. dollar in the Current Period. We recorded foreign exchange losses of $6.3 million in the Current Period and foreign exchange gains of $1.4 million in the Comparable Period from the revaluation of assets and liabilities on British pound sterling functional currency entities as of September 30, 2018 and 2017, respectively, which is recorded in other income (expense), net and included in adjusted EBITDA. Net of the translation and revaluation impacts, adjusted EBITDA was negatively impacted by $7.9 million and positively impacted by $1.5 million resulting from the change in exchange rates during the Current Period and Comparable Period, respectively. The Current Period results benefited from a $0.8 million impact from foreign currency hedging, which partially offset the negative impact from exchange rate changes. A further weakening or strengthening of the British pound sterling could result in additional foreign exchange volatility in future periods.
During the Current Period, we recorded $20.8 million for impairment of Eastern Airways assets including $17.5 million for aircraft and equipment, $3.0 million for intangible assets and $0.3 million for inventory. For further details, Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report. The impairments are excluded from adjusted EBITDA and adjusted EBITDA margin.
The decrease in operating income and operating margin from the Comparable Quarter was primarily due to the $20.8 million of impairments of Eastern Airways assets mentioned above and increased maintenance expense year-over-year due to the increase in activity, partially offset by the increase in operating revenue and the benefit to rent expense in the Current Period related to OEM cost recoveries. Adjusted EBITDA and adjusted EBITDA margin increased in the Current Period primarily due to the increase in operating revenue and the benefit to rent expense in the Current Period related to OEM cost recoveries. These benefits were partially offset by increased maintenance expense year-over-year due to the increase in activity and the unfavorable year-over-year impacts from changes in foreign currency exchange rates. Eastern Airways contributed a negative $0.9 million and positive $0.4 million in adjusted EBITDA for the Current Period and Comparable Period, respectively.
Africa

	Three Months Ended September 30,		Six Months Ended September 30,		Favorable (Unfavorable)
	2018	2017	2018	2017	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Operating revenue	$37,236	$48,627	$72,151	$98,608	$(11,391)	(23.4)%	$(26,457)	(26.8)%
Operating income	$1,465	$7,835	$2,606	$17,883	$(6,370)	(81.3)%	$(15,277)	(85.4)%
Operating margin	3.9%	16.1%	3.6%	18.1%	(12.2)%	(75.8)%	(14.5)%	(80.1)%
Adjusted EBITDA	$5,105	$12,617	$10,424	$26,000	$(7,512)	(59.5)%	$(15,576)	(59.9)%
Adjusted EBITDA margin	13.7%	25.9%	14.4%	26.4%	(12.2)%	(47.1)%	(12.0)%	(45.5)%
Rent expense	$2,146	$2,176	$4,268	$4,376	$30	1.4%	$108	2.5%
The Africa region comprises all our operations and affiliates on the African continent, including Nigeria and Egypt.

Current Quarter Compared to Comparable Quarter
Operating revenue for Africa decreased in the Current Quarter due to an overall decrease in activity compared to the Comparable Quarter. Activity declined with certain customers and certain contracts ended, including a contract that expired on March 31, 2018, reducing revenue by $17.3 million, which was partially offset by an increase in activity with other customers increasing revenue by $4.9 million and an increase in fixed wing services revenue of $1.2 million. Fixed wing services in Africa generated $2.8 million and $1.6 million in operating revenue for the Current Quarter and Comparable Quarter, respectively.
Operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin decreased as a result of the decrease in operating revenue in the Current Quarter, which was partially offset by a decrease in direct cost and general and administrative expenses. Additionally, during the Comparable Quarter, we recorded $0.2 million in severance expense related to organizational restructuring efforts, which is excluded from adjusted EBITDA and adjusted EBITDA margin.
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
Current Period Compared to Comparable Period
Operating revenue for Africa decreased in the Current Period due to an overall decrease in activity compared to the Comparable Period. Activity declined with certain customers and certain contracts ended, including a contract that expired on March 31, 2018, reducing revenue by $37.9 million, which was partially offset by an increase in activity with other customers increasing revenue by $10.1 million and an increase in fixed wing services revenue of $1.5 million. Fixed wing services in Africa generated $5.0 million and $3.5 million of operating revenue for the Current Period and Comparable Period, respectively.
Operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin decreased as a result of the decrease in operating revenue in the Current Period, which was partially offset by a decrease in direct cost and general and administrative expenses. Additionally, during the Comparable Period, we recorded $0.2 million in severance expense related to organizational restructuring efforts, which is excluded from adjusted EBITDA and adjusted EBITDA margin.
Americas

	Three Months Ended September 30,		Six Months Ended September 30,		Favorable (Unfavorable)
	2018	2017	2018	2017	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Operating revenue	$57,958	$60,756	$111,768	$118,539	$(2,798)	(4.6)%	$(6,771)	(5.7)%
Earnings (losses) from unconsolidated affiliates, net	$16	$2,150	$(2,891)	$1,615	$(2,134)	(99.3)%	$(4,506)	*
Operating income (loss)	$1,813	$7,483	$(5,774)	$6,227	$(5,670)	(75.8)%	$(12,001)	(192.7)%
Operating margin	3.1%	12.3%	(5.2)%	5.3%	(9.2)%	(74.8)%	(10.5)%	(198.1)%
Adjusted EBITDA	$8,961	$14,565	$8,554	$20,741	$(5,604)	(38.5)%	$(12,187)	(58.8)%
Adjusted EBITDA margin	15.5%	24.0%	7.7%	17.5%	(8.5)%	(35.4)%	(9.8)%	(56.0)%
Rent expense	$6,334	$5,191	$12,932	$12,185	$(1,143)	(22.0)%	$(747)	(6.1)%
_____________
 * percentage change too large to be meaningful or not applicable.
The Americas region comprises all our operations and affiliates in North America and South America, including Brazil, Canada, Guyana, Trinidad and the U.S. Gulf of Mexico.
Current Quarter Compared to Comparable Quarter
Operating revenue decreased in the Current Quarter primarily due to a decrease in operating revenue of $3.3 million in Canada resulting from lower activity, a decrease in intra-region operating revenue of $1.1 million primarily resulting from a decrease in activity in Africa and a decrease in operating revenue of $0.9 million for lease return billings in Brazil in the Comparable Quarter, partially offset by an increase in activity with our U.S. Gulf of Mexico oil and gas customers, which increased operating revenue by $2.9 million.

Earnings (losses) from unconsolidated affiliates, net decreased $2.1 million primarily due to a reduction in earnings from our investment in Líder in Brazil resulting from a decline in activity and an unfavorable change in foreign currency exchange rates. Changes in foreign currency exchange rates decreased our earnings from our investment in Líder by $1.0 million in the Current Quarter and increased our earnings from our investment in Líder by $0.3 million in the Comparable Quarter. See further discussion about our investment in Líder and the Brazil market in “— Executive Overview — Market Outlook” included elsewhere in this Quarterly Report.
The decreases in operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin were driven by the decreases in earnings from unconsolidated affiliates and operating revenue discussed above and increase in rent expense. Additionally, we recorded severance expense, related to organizational restructuring efforts, of $0.1 million and $0.2 million for the Current Quarter and Comparable Quarter, respectively, which is excluded from adjusted EBITDA and adjusted EBITDA margin.
Current Period Compared to Comparable Period
Operating revenue decreased in the Current Period primarily due to a decrease in operating revenue of $8.0 million in Canada, $2.3 million in Trinidad due to lower activity, a decrease in intra-region operating revenue of $1.7 million primarily due to a decrease in activity in Africa and a decrease in operating revenue of $0.9 million for lease return billings in Brazil in the Comparable Period partially offset by an increase in activity with our U.S. Gulf of Mexico oil and gas customers, which increased operating revenue by $6.7 million.
Earnings (losses) from unconsolidated affiliates, net decreased $4.5 million in the Current Period primarily due to a reduction in earnings from our investment in Líder in Brazil resulting from a decrease in activity and more of an unfavorable impact of foreign currency exchange rates. Operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin were negatively impacted by unfavorable foreign currency exchange rate changes, which decreased our earnings from our investment in Líder by $3.6 million in the Current Period and $0.9 million in the Comparable Period.
The decreases in operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin were driven by the decreases in earnings from unconsolidated affiliates and operating revenue discussed above and increase in rent expense. Additionally, we recorded severance expense, related to organizational restructuring efforts, of $0.2 million and $0.3 million for the Current Period and Comparable Period, respectively, which is excluded from adjusted EBITDA and adjusted EBITDA margin.
Asia Pacific

	Three Months Ended September 30,		Six Months Ended September 30,		Favorable (Unfavorable)
	2018	2017	2018	2017	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Operating revenue	$46,625	$53,990	$101,029	$103,117	$(7,365)	(13.6)%	$(2,088)	(2.0)%
Operating loss	$(6,988)	$(5,903)	$(7,959)	$(18,433)	$(1,085)	(18.4)%	$10,474	56.8%
Operating margin	(15.0)%	(10.9)%	(7.9)%	(17.9)%	(4.1)%	(37.6)%	10.0%	55.9%
Adjusted EBITDA	$(3,000)	$1,425	$(914)	$(4,295)	$(4,425)	*	$3,381	78.7%
Adjusted EBITDA margin	(6.4)%	2.6%	(0.9)%	(4.2)%	(9.0)%	*	3.3%	78.6%
Rent expense	$8,281	$10,595	$16,398	$21,549	$2,314	21.8%	$5,151	23.9%
_____________
 * percentage change too large to be meaningful or not applicable.
The Asia Pacific region comprises all our operations and affiliates in Australia and Southeast Asia, including Malaysia, Sakhalin, and our fixed wing operations through Airnorth in Australia.
Current Quarter Compared to Comparable Quarter
Operating revenue decreased in the Current Quarter primarily due to a decrease in oil and gas services revenue of $4.4 million primarily due to the end of short-term contracts in Australia and a $2.8 million decrease from our fixed wing operations at Airnorth. Airnorth contributed $21.8 million and $24.6 million in operating revenue for the Current Quarter and Comparable Quarter, respectively.
Operating loss increased and operating margin, adjusted EBITDA and adjusted EBITDA margin decreased in the Current Quarter primarily due to a decrease in operating revenue discussed above and a $3.4 million increase in maintenance expense at Airnorth, partially offset by a $4.3 million decrease in salaries and benefits due to headcount reductions, a $2.3 million reduction to rent expense related to the return of leased aircraft and OEM cost recoveries, and a $1.4 million decrease in general and administrative expenses. Additionally, changes in foreign exchange rates negatively impacted adjusted EBITDA results by $2.3 million compared to the Comparable Quarter primarily due to foreign exchange rate losses of $1.1 million for the Current Quarter compared to foreign exchange rate gains of $0.8 million for the Comparable Quarter. Airnorth contributed a negative $1.9 million and positive $5.6 million in adjusted EBITDA for the Current Quarter and Comparable Quarter, respectively.
Additionally, during the Current Quarter and Comparable Quarter, we recorded $1.0 million and $1.4 million, respectively, in severance expense related to organizational restructuring efforts, which is excluded from adjusted EBITDA and adjusted EBITDA margin.
Current Period Compared to Comparable Period
Operating revenue decreased in the Current Period primarily due to a decrease of $4.1 million from our fixed wing operations at Airnorth, partially offset by an increase of $1.1 million in Sakhalin. Airnorth contributed $41.5 million and $45.6 million in operating revenue for the Current Period and Comparable Period, respectively.
Operating loss decreased and operating margin, adjusted EBITDA and adjusted EBITDA margin improved in the Current Period primarily due to a $5.2 million reduction to rent expense related to return of leased aircraft and OEM cost recoveries and a decrease in salaries and benefits of $7.4 million due to organizational restructuring efforts, partially offset by an unfavorable year-over-year impact from changes in exchange rates and $4.1 million increase in maintenance expense. Changes in foreign exchange rates negatively impacted adjusted EBITDA results by $4.9 million compared to the Comparable Period primarily due to foreign exchange rate losses of $3.7 million for the Current Period compared to foreign exchange rate gains of $1.1 million for the Comparable Period. Airnorth contributed a negative $1.6 million and positive $6.4 million in adjusted EBITDA for the Current Period and Comparable Period, respectively.
Additionally, during the Current Period and Comparable Period, we recorded $2.3 million and $2.2 million, respectively, in severance expense related to organizational restructuring efforts, which is excluded from adjusted EBITDA and adjusted EBITDA margin.
Corporate and Other

	Three Months Ended September 30,		Six Months Ended September 30,		Favorable (Unfavorable)
	2018	2017	2018	2017	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Operating revenue	$708	$1,457	$898	$3,169	$(749)	(51.4)%	$(2,271)	(71.7)%
Operating loss	$(113,274)	$(23,689)	$(129,905)	$(49,639)	$(89,585)	(378.2)%	$(80,266)	(161.7)%
Adjusted EBITDA	$(9,621)	$(20,179)	$(18,644)	$(34,967)	$10,558	52.3%	$16,323	46.7%
Rent expense	$1,651	$2,411	$2,899	$4,485	$760	31.5%	$1,586	35.4%
Corporate and other includes our supply chain management and corporate costs that have not been allocated out to other regions and our Bristow Academy operations prior to the sale of Bristow Academy on November 1, 2017.
Current Quarter Compared to Comparable Quarter
Operating revenue decreased in the Current Quarter primarily due to the sale of Bristow Academy.
Operating loss for the Current Quarter includes impairments of $87.5 million for the impairment of H225 aircraft and $8.9 million for the impairment of H225 inventory. For further details, Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report. The impairments are excluded from adjusted EBITDA and adjusted EBITDA margin.
Operating loss increased in the Current Quarter primarily due to the H225 aircraft and inventory impairments, partially offset by a $5.2 million reduction in general and administrative expenses as a result of a decrease in short-term and long-term incentive compensation. Adjusted EBITDA improved primarily due to foreign currency transaction gains of $0.1 million in the Current Quarter compared to foreign currency transaction losses of $1.2 million in the Comparable Quarter, and the reduction in general and administrative expenses excluding organizational restructuring costs.
During the Current Quarter and Comparable Quarter, we recorded $1.4 million and $1.1 million, respectively, of organizational restructuring costs, which is excluded from adjusted EBITDA and adjusted EBITDA margin.

Current Period Compared to Comparable Period
Operating revenue decreased in the Current Period primarily due to the sale of Bristow Academy.
Operating loss for the Current Period includes impairments of $87.5 million for the impairment of H225 aircraft and $8.9 million for the impairment of H225 inventory. For further details, Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report. The impairments are excluded from adjusted EBITDA and adjusted EBITDA margin.
Operating loss increased in the Current Period primarily due to the H225 aircraft and inventory impairments and decline in revenue, partially offset by an $11.3 million reduction in general and administrative expenses, including an $8.0 million decrease in organizational restructuring costs and a $2.0 million decrease in professional fees. Additionally, during the Comparable Period, we recorded $1.2 million of inventory impairment charges related to Bristow Academy. Adjusted EBITDA improved primarily due to foreign currency transaction gains of $4.1 million for the Current Period compared to foreign currency transaction losses of $3.0 million for the Comparable Period, the sale of Bristow Academy, which generated negative adjusted EBITDA of $3.1 million in the Comparable Period, and the $3.3 million decrease in general and administrative expenses excluding organizational restructuring costs.
During the Current Period and Comparable Period, we recorded $1.4 million and $9.4 million, respectively, of organizational restructuring costs, which along with the inventory impairment charges discussed above, are excluded from adjusted EBITDA and adjusted EBITDA margin.
Interest Expense, Net

	Three Months Ended September 30,		Six Months Ended September 30,		Favorable (Unfavorable)
	2018	2017	2018	2017	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Interest income	$1,229	$154	$1,408	$368	$1,075	*	$1,040	282.6%
Interest expense	(25,015)	(17,728)	(49,984)	(33,867)	(7,287)	(41.1)%	(16,117)	(47.6)%
Amortization of debt discount	(1,591)	(78)	(3,101)	(101)	(1,513)	*	(3,000)	*
Amortization of debt fees	(1,711)	(1,793)	(3,356)	(2,940)	82	4.6%	(416)	(14.1)%
Capitalized interest	655	882	1,456	1,956	(227)	(25.7)%	(500)	(25.6)%
Interest expense, net	$(26,433)	$(18,563)	$(53,577)	$(34,584)	$(7,870)	(42.4)%	$(18,993)	(54.9)%
_____________
 * percentage change too large to be meaningful or not applicable.
Interest expense, net increased in the Current Quarter compared to the Comparable Quarter and in the Current Period compared to the Comparable Period primarily due to an increase in borrowings. Also, we issued convertible debt in December 2017 resulting in an increase in amortization of debt discount for the Current Quarter compared to the Comparable Quarter and for the Current Period compared to the Comparable Period. Additionally, during the Comparable Quarter and Comparable Period, we wrote-off $0.6 million of deferred financing fees related to early extinguishment of debt.

Other Income (Expense), Net

	Three Months Ended September 30,		Six Months Ended September 30,		Favorable (Unfavorable)
	2018	2017	2018	2017	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Foreign currency gains (losses) by region:
Europe Caspian	$(951)	$1,851	$(6,332)	$1,445	$(2,802)	(151.4)%	$(7,777)	*
Africa	(27)	1,031	736	1,162	(1,058)	(102.6)%	(426)	(36.7)%
Americas	(332)	(12)	(71)	195	(320)	*	(266)	(136.4)%
Asia Pacific	(1,123)	827	(3,733)	1,065	(1,950)	(235.8)%	(4,798)	*
Corporate and other	126	(1,173)	4,064	(3,021)	1,299	110.7%	7,085	234.5%
Foreign currency gains (losses)	(2,307)	2,524	(5,336)	846	(4,831)	(191.4)%	(6,182)	*
Other	(897)	63	(1,818)	125	(960)	*	(1,943)	*
Other income (expense), net	$(3,204)	$2,587	$(7,154)	$971	$(5,791)	(223.9)%	$(8,125)	*
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
Transaction gains and losses represent the revaluation of monetary assets and liabilities from the currency that will ultimately be settled into the functional currency of the legal entity holding the asset or liability. The most significant items revalued are denominated in U.S. dollars on entities with British pound sterling, Australian dollar and Nigerian naira functional currencies and denominated in British pound sterling on entities with U.S. dollar functional currencies with transaction gains or losses primarily resulting from the strengthening or weakening of the U.S. dollar versus those other currencies.
Taxes

	Three Months Ended September 30,		Six Months Ended September 30,		Favorable (Unfavorable)
	2018	2017	2018	2017	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Effective tax rate	9.8%	(8.6)%	9.5%	(22.4)%	(18.4)%	*	(31.9)%	*
Net foreign tax expense (benefit) on non-U.S. earnings	$(6,304)	$5,009	$(4,590)	$5,180	$11,313	*	$9,770	*
Expense (benefit) of foreign earnings indefinitely reinvested abroad	$9,043	$(19,246)	$8,817	$(13,995)	$(28,289)	*	$(22,812)	*
Expense from change in tax contingency	$30	$4,678	$60	$4,694	$4,648	99.4%	$4,634	98.7%
Impact of stock based compensation	$12	$591	$1,174	$2,236	$579	98.0%	$1,062	47.5%
Deduction for foreign taxes	$(49)	$(406)	$(71)	$(1,144)	$(357)	(87.9)%	$(1,073)	(93.8)%
Change in valuation allowance	$9,313	$151	$10,306	$11,317	$(9,162)	*	$1,011	8.9%
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
Valuation allowances represent the reduction of our deferred tax assets. We evaluate our deferred tax assets quarterly which requires significant management judgment to determine the recoverability of these deferred tax assets by assessing whether it is more likely than not that some or all of the deferred tax asset will be realized before expiration. After considering all available positive and negative evidence using a “more likely than not” standard, we believe it is appropriate to value against deferred tax assets related to certain foreign net operating losses and certain foreign tax credits. As a result, for the Current Quarter and Comparable Quarter, we recorded a valuation allowance of $9.3 million and $0.2 million, respectively, against net operating losses in certain foreign jurisdictions. During the Current Period and Comparable Period, we increased our valuation allowance by $10.3 million and $3.7 million, respectively, against net operating losses in certain foreign jurisdictions. Additionally, during the Comparable Period, we increased our valuation allowance by $7.6 million against foreign tax credits.
On December 22, 2017, the president of the United States signed into law the Act. The Act includes numerous changes in existing U.S. tax law, including a permanent reduction in the U.S. federal corporate income tax rate from 35% to 21%. The rate reduction takes effect on January 1, 2018. Further, the Act provides for a one-time “deemed repatriation” of accumulated foreign earnings of certain foreign corporations. Under U.S. generally accepted accounting principles, our net deferred tax liabilities are required to be revalued during the period in which the new tax legislation is enacted. We have made reasonable estimates for the change in the U.S. federal corporate income tax rate and one-time “deemed repatriation” of accumulated foreign earnings. For fiscal year 2018, our provision for income tax included provisional amounts for the revaluation of U.S. net deferred tax liabilities, the impact of the “deemed repatriation” of foreign earnings. The provisional amounts associated with the one-time “deemed repatriation” and the re-measurement of deferred tax assets and liabilities due to the reduction in the corporate income tax rate will be adjusted over time as more guidance becomes available.
Certain provisions under the Act became applicable to us on April 1, 2018 and our income tax provision for the Current Period includes the tax implications of these provisions. These provisions include Global Intangible Low-Taxed Income (“GILTI”), Base Erosion and Anti-Avoidance Tax (“BEAT”), Foreign Derived Intangible Income (“FDII”), and certain limitations on the deduction of interest expense and utilization of net operating losses.
Liquidity and Capital Resources
Cash Flows
Operating Activities
Net cash flows used in operating activities were $26.9 million and $35.3 million during the Current Period and Comparable Period, respectively. The decrease in net cash flows used in operating activities in the Current Period resulted from a decrease in cash flow used in working capital changes. Changes in non-cash working capital used $13.1 million and $27.0 million in cash flows from operating activities for the Current Period and Comparable Period, respectively.
Investing Activities
Cash flows used in investing activities were $8.8 million during the Current Period and cash flows provided by investing activities were $17.9 million during the Comparable Period. Cash was used primarily for capital expenditures as follows:

	Six Months Ended September 30,
	2018	2017
Number of aircraft delivered:
Medium	—	5
Total aircraft	—	5
Capital expenditures (in thousands):
Aircraft and equipment	$12,731	$16,489
Land and building	4,571	7,828
Total capital expenditures	$17,302	$24,317

During the Current Period, we received proceeds of $8.5 million primarily from the sale or disposal of three aircraft and certain other equipment. During the Comparable Period, we received $42.2 million in proceeds from the sale or disposal of six aircraft and certain other equipment.
Financing Activities
Cash flows used in financing activities was $31.4 million during the Current Period and cash flows provided by financing activities was $10.2 million during the Comparable Period. During the Current Period, we used cash to make principal payments on our debt of $30.0 million. During the Comparable Period, we received $107.8 million from borrowings on our $400 million revolving credit facility (the “Revolving Credit Facility”) and $230 million from borrowings on our term loan credit agreement with PK AirFinance S.à r.l., as agent, and PK Transportation Finance Ireland Limited, as lender. During the Comparable Period, we used cash to repay debt of $318.1 million (including $157.8 million related to our Revolving Credit Facility and $160.3 million related to other principal payments on debt) and pay dividends of $2.5 million on our common stock.

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
The following table summarizes our significant contractual obligations and other commercial commitments on an undiscounted basis as of September 30, 2018 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings as of September 30, 2018. Additional details regarding these obligations are provided in Notes 4, 5, 7 and 9 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2018 Annual Report and in Notes 4, 5, 7 and 9 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Payments Due by Period
		Six Months Ending March 31, 2019	Fiscal Year Ending March 31,
	Total		2020— 2021	2022— 2023	2024 and beyond

	(In thousands)
Contractual obligations:
Long-term debt and short-term borrowings:
Principal (1)	$1,514,184	$31,336	$107,031	$970,470	$405,347
Interest (2)	411,297	48,925	188,099	165,239	9,034
Aircraft operating leases (3)	276,248	74,658	159,435	37,479	4,676
Other operating leases (4)	69,382	4,780	16,540	15,863	32,199
Pension obligations (5)	46,808	8,181	33,150	5,477	—
Aircraft purchase obligations (6)	457,493	19,780	161,757	165,758	110,198
Other purchase obligations (7)	37,698	37,698	—	—	—
Total contractual cash obligations	$2,813,110	$225,358	$666,012	$1,360,286	$561,454
Other commercial commitments:
Letters of credit	$13,512	$11,556	$1,956	$—	$—
Total commercial commitments	$13,512	$11,556	$1,956	$—	$—
_____________

(1)	Excludes unamortized discount of $36.6 million and unamortized debt issuance costs of $24.8 million.

(2)	Interest payments for variable interest debt are based on interest rates as of September 30, 2018.

(3)	Represents separate operating leases for aircraft.

(4)	Represents minimum rental payments required under non-aircraft operating leases that have initial non-cancelable lease terms in excess of one year.

(5)
Represents expected funding for defined benefit pension plans in future periods. These amounts are undiscounted and are based on the expectation that the U.K. pension plan will be fully funded in approximately five years. As of September 30, 2018, we had recorded on our balance sheet a $28.5 million pension liability associated with these obligations. The timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustees.

(6)	Includes $92.6 million for five aircraft orders that can be cancelled prior to delivery dates. As of September 30, 2018, we made non-refundable deposits of $4.5 million related to these aircraft.

(7)
Other purchase obligations primarily represent unfilled purchase orders for aircraft parts and non-cancelable power-by-the-hour maintenance commitments. For further details on the non-cancelable power-by-the-hour maintenance commitments, see Note 1 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2018 Annual Report.

Capital Commitments and Other Uses of Cash
We have commitments and options to make capital expenditures over the next seven fiscal years to purchase additional aircraft, including aircraft associated with the commitments reflected in the table above. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order are expected to provide incremental fleet capacity in terms of revenue, operating margin and adjusted EBITDA margin. See Note 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for a detail of the number of aircraft under commitments and options expected to be delivered in the current and subsequent fiscal years by aircraft size along with the related expenditures.
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
As of September 30, 2018, approximately 23% our cash balances are held outside the U.S. and are generally used to meet the liquidity needs of our non-U.S. operations. Most of our cash held outside the U.S. could be repatriated to the U.S., and any such repatriation could be subject to additional foreign taxes. As a result of the Act, we have provided for U.S. federal income taxes on undistributed foreign earnings. If cash held by non-U.S. operations is required for funding operations in the U.S., we may make a provision for additional tax in connection with repatriating this cash, which is not expected to have a significant impact on our results of operations.
We expect that our cash on deposit as of November 2, 2018 of approximately $258.9 million, proceeds from aircraft sales, and available borrowing capacity of $7.4 million under our ABL Facility described under “Executive Overview — Market Outlook — Recent Events — ABL Facility”, as well as any future financings (which may include additional equipment financings and capital market transactions), will be sufficient to satisfy our operating needs, existing capital commitments and other contractual cash obligations. However, we may require capital in excess of the amount available from these sources and we may need to seek additional sources of liquidity, complete aircraft sales or defer capital expenditures in order to have sufficient liquidity to satisfy operating needs, existing capital commitments and other contractual obligations.
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
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision of and with the participation of our management, including Jonathan E. Baliff, our Chief Executive Officer (“CEO”), and L. Don Miller, our Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2018. Based on that evaluation, our CEO and CFO concluded that such disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management as appropriate to allow for timely decisions regarding required disclosure under the Exchange Act.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 1A. Risk Factors.
There have been no material changes during the three and six months ended September 30, 2018 in our “Risk Factors” as discussed in the fiscal year 2018 Annual Report other than the following:
The Columbia Acquisition is subject to conditions, including certain conditions that may not be satisfied, and may not be completed on a timely basis, if at all. Failure to complete the Columbia Acquisition, or significant delays in completing the Columbia Acquisition, could negatively affect the trading prices of our common stock and our future business, financial condition and results of operations.
The completion of the Columbia Acquisition is subject to a number of conditions contained in the Purchase Agreement that must be satisfied or waived prior to completion of the acquisition. We cannot predict whether and when these other conditions will be satisfied. Any delay in completing the Columbia Acquisition could cause us not to realize some or all of the anticipated benefits of our ownership of Columbia if the Columbia Acquisition is successfully completed within its expected time frame.
If the Columbia Acquisition is not completed, we will be subject to several risks and consequences, including the following:

•	certain damages for which the parties may be liable to one another under the terms and conditions of the Purchase Agreement;

•
negative reactions from the financial markets, including declines in the price of our common stock due to the fact that current prices may reflect a market assumption that the Columbia Acquisition will be completed;

•	certain significant costs relating to the Columbia Acquisition and the related financing, including, in certain circumstances, a termination fee payable by us of $20.0 million; and

•
diverted attention of our management to the Columbia Acquisition and the process of completing the related financing rather than to our own operations and pursuit of other opportunities that could have been beneficial to us.

We will be subject to various limitations while the Columbia Acquisition is pending that could adversely affect our business, financial condition and results of operations.
Under the terms of the Purchase Agreement, we are restricted from taking certain specified actions prior to completing the Columbia Acquisition, which may adversely affect our ability to execute certain of our business strategies. Such limitations could negatively affect our business, financial condition and results of operations prior to the completion of the Columbia Acquisition.
We will incur substantial transaction fees and costs in connection with the Columbia Acquisition.
We expect to incur a number of non-recurring transaction-related costs associated with negotiating and completing the Columbia Acquisition, integrating ownership of Columbia into our business and achieving the anticipated benefits of our ownership of Columbia. These fees and costs are expected to be substantial. Non-recurring transaction costs include, but are not limited to, employment-related costs, fees paid to legal, financial and accounting advisors and filing fees. Additional unanticipated costs may be incurred in integrating ownership of Columbia into our business. There can be no assurance that the benefits of the Columbia Acquisition will exceed these transaction-related costs.
If completed, the Columbia Acquisition may not achieve its intended results, and we may be unable to successfully realize expected benefits. Failure to successfully realize expected benefits in the anticipated time frame may adversely affect our future results, and, consequently, the value of our common stock.
We entered into the Purchase Agreement with the expectation that the Columbia Acquisition will result in various benefits, including, among other things, expanding our fleet and market diversification. Achieving the anticipated benefits of our ownership of Columbia is subject to a number of uncertainties. In addition, it is possible that following the Columbia Acquisition, we experience the loss of valuable employees, the disruption of each company’s ongoing businesses, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect our ability to achieve the anticipated benefits of our ownership of Columbia. Our results of operations could also be adversely affected by any issues attributable to either company’s operations that arise from or are based on events or actions that occur prior to the completion of the Columbia Acquisition. Acquisitions are inherently subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect our future business, financial condition, results of operations and prospects.
In addition, the market price of our common stock may decline as a result of the Columbia Acquisition if, among other things, we do not achieve the anticipated benefits of our ownership of Columbia as rapidly or to the extent anticipated by us or by securities market participants or if the effect of the Columbia Acquisition, including the obligations incurred to finance the Columbia Acquisition, on our business results of operations, financial condition or prospects is not consistent with our expectations or those of securities market participants.
If a governmental authority asserts objections to the Columbia Acquisition, we may be unable to complete the Columbia Acquisition or, in order to do so, we may be required to comply with certain restrictions or conditions.
The completion of the Columbia Acquisition is subject to the condition that there is no injunction, judgment or ruling by a governmental authority in effect enjoining, restraining, preventing or prohibiting consummation of the Columbia Acquisition contemplated by the Purchase Agreement. If a governmental authority asserts objections to the Columbia Acquisition, we may be required to accept restrictions or other remedies in order to complete the Columbia Acquisition. There can be no assurance as to the cost, scope or impact of the actions that may be required to address any governmental authority objections to the Columbia Acquisition. If either company takes such actions, it could be detrimental to it or to the combined company following the consummation of the Columbia Acquisition. Furthermore, these actions could have the effect of delaying or preventing completion of the Columbia Acquisition or imposing additional costs on us or negatively affecting our revenues following the consummation of the Columbia Acquisition.
We may have difficulty motivating and retaining executives and other employees of Columbia in light of the Columbia Acquisition.
Uncertainty about the effect of the Columbia Acquisition on Columbia employees may impair Columbia’s and our ability to motivate and retain such personnel until and after the Columbia Acquisition is completed. Employee retention may be particularly challenging during the pendency of the Columbia Acquisition, as employees may feel uncertain about their future roles following the Columbia Acquisition. In addition, we may have to provide additional compensation in order to retain employees. If Columbia’s employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to become employees of the company following the Columbia Acquisition, our ability to realize the anticipated benefits of our ownership of Columbia could be adversely affected.
In connection with the Columbia Acquisition, we and Columbia will incur substantial indebtedness, which could adversely affect us and Columbia, including by inhibiting our flexibility and imposing significant interest expense on our respective businesses.
In connection with the Columbia Acquisition, we will issue $135 million of secured convertible senior notes and Columbia is expected to issue $360 million of senior secured notes. Such indebtedness and obligations could have the effect, among other things, of inhibiting the combined business’ flexibility to respond to changing business and economic conditions and imposing significant interest expense. In addition, the amount of cash required to pay interest on the such obligations following completion of the Columbia Acquisition, and thus the demands on both our and Columbia’s cash resources, will be significant. The levels of indebtedness following completion of the Columbia Acquisition could therefore reduce funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and may create competitive disadvantages for the combined business relative to other companies with lower debt levels. In addition, concerns about the debt levels of the combined business could have an adverse impact on our ability to obtain new contract awards from customers, and on the commercial terms we obtain from customers, including with respect to letter of credit and performance guaranty requirements.
We and Columbia may be required to raise additional financing for working capital, capital expenditures, acquisitions or other general corporate purposes. Our and Columbia’s ability to arrange additional financing or refinancing will depend on, among other factors, our and Columbia’s financial position and performance, as well as prevailing market conditions and other factors beyond our or Columbia’s control. We cannot assure you that we or Columbia will be able to obtain additional financing or refinancing on acceptable terms or at all.

The agreements governing our indebtedness will, and the agreements governing Columbia’s indebtedness are expected to, impose restrictions on our ability to engage in transactions with Columbia and could affect our ability to realize the anticipated benefits of our ownership of Columbia.
We anticipate that Columbia will be an unrestricted subsidiary under our applicable existing credit agreements and the indentures governing our outstanding notes. Columbia is expected to issue senior notes to finance a portion of the purchase price for the Columbia Acquisition. The agreements governing our indebtedness will limit our ability to engage in transactions with Columbia except on an arms’ length basis, and the agreements governing Columbia’s indebtedness are expected to contain similar restrictions on Columbia’s ability to engage in transactions with us except on an arms’ length basis, as well as limitations on Columbia’s ability to distribute funds to us. As a result, our ability to realize the full anticipated benefits of our ownership of Columbia will be limited while Columbia’s indebtedness remains outstanding.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities
Not applicable.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
We amended the ABL Facility pursuant to a letter agreement, dated effective as of November 7, 2018 and made by us and agreed to by Barclays Bank PLC, on behalf of the finance parties under the ABL Facility (the “ABL Amendment”).  The ABL Amendment amends the ABL Facility to, among other things, provide that certain of the provisions, including covenants and events of default contained therein, will exclude unrestricted subsidiaries (as designated under the indenture governing the 8.75% Senior Secured Notes due 2023) from the requirements and defaults thereunder.

Item 6.    Exhibits
The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Exhibit

10.1*†	Deferred Compensation Plan of Bristow Group Inc., as amended and restated effective as of August 1, 2008.

15.1*	Letter from KPMG LLP dated November 9, 2018, regarding unaudited interim information.

31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.

31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant

32.1**	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

†	Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOW GROUP INC.

By:	/s/ L. Don Miller
L. Don Miller Senior Vice President and Chief Financial Officer

By:	/s/ Brian J. Allman
Brian J. Allman Vice President, Chief Accounting Officer
November 9, 2018