Form 10-K/A
period 2018-03-31
Bristow Group Inc
filed 2019-06-19
CIK 73887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended March 31, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ____________
Commission File Number 001-31617
Bristow Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	72-0679819
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2103 City West Blvd., 4thFloor Houston, Texas	77042 (Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (713) 267-7600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock ($.01 par value)	N/A	None(1)
_____
(1) Prior to May 13, 2019, the registrant’s common stock was traded on the New York Stock Exchange.
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

EXPLANATORY NOTE
This Amended Annual Report on Form 10-K/A is filed by Bristow Group Inc., which we refer to as “Bristow Group” or the “Company.”  We use the pronouns “we”, “our” and “us” and the term “Bristow Group” to refer collectively to Bristow Group and its consolidated subsidiaries and affiliates, unless the context indicates otherwise. We are filing this Amendment No. 1 (this “Amendment No. 1”) to our Annual Report on Form 10-K for the year ended March 31, 2018, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 23, 2018 (the “Original Filing” and, as amended by this Amendment No. 1, this “Amended 10-K”), to (i) reflect a change in management’s assessment of our disclosure controls and procedures, (ii) revise the Company’s previously reported consolidated financial statements to reclassify substantially all debt balances from long-term to short-term, include disclosures regarding the Company’s ability to continue as a going concern and for immaterial corrections to prior years’ financial information as explained in Notes 1 and 4 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report, (iii) restate Management’s Report on Internal Control Over Financial Reporting and (iv) include revised reports of KPMG LLP (“KPMG”), our Independent Registered Public Accounting Firm, with respect to its audits of the Company’s Internal Control Over Financial Reporting and on the consolidated financial statements included herein.
As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2019, management of the Company concluded that the Company did not have adequate monitoring control processes in place related to certain non-financial covenants within certain of its secured financing and lease agreements, and this control deficiency identified represents a “material weakness” in internal control over financial reporting. Accordingly, as discussed in that Current Report, the Company’s internal control over financial reporting was deemed ineffective at March 31, 2018 and the reporting periods thereafter, and management’s assessment and the report of KPMG on internal control over financial reporting as of March 31, 2018 should no longer be relied upon. As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2019, in connection with the filing of this Amendment No. 1, applicable accounting rules required the Company to make an updated assessment as of the filing date of this Amendment No. 1 of whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern during the twelve months from the date of filing of this Amendment No. 1. This updated assessment is required to include an assessment of the Company’s ability to meet its operating and other contractual cash obligations, including aircraft and other capital purchase commitments and debt service requirements, using available liquidity (cash on hand, operating cash flow and other available cash sources) over the twelve-month period, commencing as of the filing date of this Amendment No. 1.
The Company’s liquidity outlook has recently changed and as a result of this updated assessment, the Company has concluded that disclosure should be included in this Amendment No. 1 to express substantial doubt about the Company’s ability to continue as a going concern based on recurring losses from operations and estimates of liquidity during the twelve months from the filing date of this Amendment No. 1 as well as the bankruptcy filings as further discussed below.
In addition, under certain of our secured equipment financings, we are required to deliver audited annual consolidated financial statements without a going concern qualification or explanation. The revised report of KPMG on the consolidated financial statements included in this Amended 10-K includes an explanatory paragraph expressing uncertainty as to the Company’s ability to continue as a going concern. As a result of the delivery of this Amended 10-K with a going concern qualification or explanation included in the accompanying report of the Company’s independent registered public accounting firm, an event of default exists under those secured equipment financings, giving those secured equipment lenders the right to accelerate repayment of the applicable debt, subject to Chapter 11 protections, and triggering cross-default and/or cross-acceleration provisions in substantially all of our other debt instruments should that right to accelerate repayment be exercised.
As a result of the facts and circumstances discussed above, the Company concluded that substantially all debt balances should be reclassified from long-term to short-term within this Amendment No. 1.
On May 11, 2019, Bristow Group Inc. and its subsidiaries BHNA Holdings Inc., Bristow Alaska Inc., Bristow Helicopters Inc., Bristow U.S. Leasing LLC, Bristow U.S. LLC, BriLog Leasing Ltd. and Bristow Equipment Leasing Ltd. (together, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The Debtors’ Chapter 11 Cases are jointly administered under the caption In re: Bristow Group Inc., et al., Main Case No. 19-32713. The Debtors continue to operate their businesses and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The commencement of the Chapter 11 Cases also constitutes an event of default under certain debt financings, giving those lenders the right to accelerate repayment of the applicable debt, subject to Chapter 11 protections.

2

Amendments
Based on the foregoing, revisions to the Original Filing have been made to the following items:

•
the first paragraph of “Executive Overview” in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and the captions “Liquidity and Capital Resources — Future Cash Requirements — Debt Obligations”, “Liquidity and Capital Resources — Future Cash Requirements — Contractual Obligations, Commercial Commitments and Off Balance Sheet Arrangements” and “Liquidity and Capital Resources — Financial Condition and Sources of Liquidity” and the other discussions surrounding liquidity in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	the caption “Interest Rate Risk” in Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk;
•Part II, Item 8. Consolidated Financial Statements and Supplementary Data;
•Part II, Item 9A. Controls and Procedures; and
•Part IV, Item 15. Exhibits, Financial Statement Schedules.
As required by Rule 12b-15 under the Securities Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 contains new certifications (filed as Exhibits 31.3, 31.4, 32.3 and 32.4) by our Chief Executive Officer and Chief Financial Officer required pursuant to Rule 13a-14(a) under the Exchange Act and 18 U.S.C. Section 1350. Accordingly, this Amendment No. 1 amends and restates Part IV, Item 15(a)(3) to reflect the filing of these currently dated certifications.
In addition, this Amendment No. 1 contains the revised reports of KPMG required pursuant to Item 308(b) of Regulation S-K. Accordingly, this Amendment No. 1 (i) amends and restates Part II, Item 8. Consolidated Financial Statements and Supplementary Data and Part II, Item 9A. Controls and Procedures, in each case under the heading “Report of Independent Registered Public Accounting Firm,” to reflect the revised reports of KPMG and (ii) amends and restates Part IV, Item 15(a)(3) to reflect the filing of the consent related to the revised reports of KPMG.
We have also updated the signature page and our audited consolidated financial statements formatted in eXtensible Business Reporting Language (XBRL) in Exhibits 101.
Except as described above, this Amendment No. 1 does not amend, update or change any other items or disclosures contained in the Original Filing as amended by this Amendment No. 1, and accordingly, this Amendment No. 1 does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and our other filings with the SEC subsequent to the Original Filing.
In connection with the Original Filing, we carried out an evaluation, under the supervision of and with the participation of our management, including Jonathan E. Baliff, our previous Chief Executive Officer (“Previous CEO”), and L. Don Miller, our previous Chief Financial Officer (“Previous CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act) as of March 31, 2018. Based on that evaluation, our Previous CEO and Previous CFO concluded that such disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and such information is accumulated and communicated to our management as appropriate to allow for timely decisions regarding required disclosure under the Exchange Act.
A discussion of the Company’s subsequent reevaluation of internal control over financial reporting, material weakness identified by the Company and the actions taken by management are set forth in Item 9A. Controls and Procedures included herein.

3

BRISTOW GROUP INC.
INDEX — ANNUAL REPORT (FORM 10-K/A)

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
Executive Overview
This Executive Overview only includes what management considers to be the most important information and analysis for evaluating our financial condition and operating performance. It provides the context for the discussion and analysis of the financial information that follows and does not disclose every item impacting our financial condition and operating performance. For a discussion of the Chapter 11 Cases (as defined herein), please see the Explanatory Note and “Liquidity and Capital Resources — Financial Condition and Sources of Liquidity” included elsewhere in this Annual Report.
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
Future Cash Requirements
Debt Obligations
Total debt (excluding unamortized discounts and debt issuance costs) as of March 31, 2018 was $1.6 billion, of which substantially all was classified as current. The following table summarizes the contractual maturity dates for our significant debt as of March 31, 2018 and does not reflect the impact of the Chapter 11 Cases:

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
The following table summarizes our significant contractual obligations and other commercial commitments on an undiscounted basis as of March 31, 2018 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings as of March 31, 2018 based on the contractual terms and has not been amended to reclassify substantially all of our long-term debt as current for any possible accelerations as discussed in the Explanatory Note included elsewhere in this Annual Report. Additional details regarding these obligations are provided in Notes 4, 5, 7 and 9 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

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

Financial Condition and Sources of Liquidity
The following table summarizes our capital structure and sources of liquidity as of March 31, 2018 and 2017 (in thousands):

	March 31,
	2018	2017
Capital structure:
8.75% Senior Secured Notes	$346,610	$—
4½% Convertible Senior Notes	107,397	—
6¼% Senior Notes	401,535	401,535
Term Loan	—	261,907
Term Loan Credit Facility	—	45,900
Revolving Credit Facility	—	139,100
Lombard Debt	211,087	196,832
Macquarie Debt	185,028	200,000
PK Air Debt	230,000	—
Other Debt	32,342	48,090
Total debt (1)	1,513,999	1,293,364
Stockholders’ investment	1,178,144	1,289,283
Total capital	$2,692,143	$2,582,647
Liquidity:
Cash	$380,223	$96,656
Undrawn borrowing capacity on Revolving Credit Facility (2)(3)	—	260,320
Total liquidity	$380,223	$356,976
Adjusted debt to equity ratio (4)	166.5%	146.4%
_______________

(1)	Total debt excludes unamortized debt issuance costs.

(2)	The Revolving Credit Facility was terminated on March 6, 2018. For further details, see Note 4 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

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
The Company’s liquidity outlook has changed since the date of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, originally filed with the SEC on May 23, 2018 (the “Original Filing”), resulting in substantial doubt about the Company’s ability to continue as a going concern.
As discussed in the Explanatory Note included elsewhere in this Annual Report, on May 11, 2019, Bristow Group Inc. and its subsidiaries BHNA Holdings Inc., Bristow Alaska Inc., Bristow Helicopters Inc., Bristow U.S. Leasing LLC, Bristow U.S. LLC, BriLog Leasing Ltd. and Bristow Equipment Leasing Ltd. (together, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The Debtors’ Chapter 11 Cases are jointly administered under the caption In re: Bristow Group Inc., et al., Main Case No. 19-32713. The Debtors continue to operate their businesses and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Each of the commencement of the Chapter 11 Cases and the delivery of this Annual Report on Form 10-K for the fiscal year ended March 31, 2018, as amended by the amendment thereto (this “Amended 10-K”), with a going concern qualification or explanation included in the accompanying report of the Company’s independent registered public accounting firm constituted an event of default under certain of our secured equipment financings, giving those secured equipment lenders the right to accelerate repayment of the applicable debt, subject to Chapter 11 protections, and triggering cross-default and/or cross-acceleration provisions in substantially all of our other debt instruments should that right to accelerate repayment be exercised. As such, substantially all of our debt is in default and accelerated, but subject to stay under the Bankruptcy Code.
As a result of the facts and circumstances discussed above, the Company concluded that substantially all debt balances of approximately $1.4 billion should be reclassified from long-term to short-term as of March 31, 2018 within this Amended 10-K on our consolidated balance sheet.
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
Interest Rate Risk
As of March 31, 2018, we had $1.5 billion of debt outstanding, of which $654.5 million carried a variable rate of interest. The market value of our fixed rate debt fluctuates with changes in interest rates. The fair value of our debt has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on quoted market prices and has not been updated for any possible acceleration provisions in our debt instruments. The carrying and fair value of our long-term debt, including the current portion and excluding unamortized debt issuance costs, are as follows (in thousands):

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Bristow Group Inc. and subsidiaries (the Company) as of March 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, cash flows and stockholders’ investment and redeemable noncontrolling interest for each of the years in the three-year period ended March 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 23, 2018, except for the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to compliance with non-financial covenants underlying the Company’s secured financing and lease agreements, as to which the date is June 19, 2019, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and its liquidity outlook, along with the risks and uncertainties related to its Chapter 11 voluntary petition, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Houston, Texas
May 23, 2018, except for the going concern, Note 1 related to the bankruptcy, restructuring support agreement and immaterial corrections to prior period financial information, and Note 4 for the short-term borrowings reclassification, and the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to compliance with non-financial covenants underlying the Company’s secured financing and lease agreements, as to which the date is June 19, 2019.

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

BRISTOW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2018	2017

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$380,223	$96,656
Accounts receivable from non-affiliates	233,386	198,129
Accounts receivable from affiliates	13,594	8,786
Inventories	129,614	124,911
Assets held for sale	30,348	38,246
Prepaid expenses and other current assets	47,234	41,143
Total current assets	834,399	507,871
Investment in unconsolidated affiliates	126,170	210,162
Property and equipment – at cost:
Land and buildings	250,040	231,448
Aircraft and equipment	2,511,131	2,622,701
	2,761,171	2,854,149
Less – Accumulated depreciation and amortization	(693,151)	(599,785)
	2,068,020	2,254,364
Goodwill	19,907	19,798
Other assets	116,506	121,652
Total assets	$3,165,002	$3,113,847
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$101,270	$98,215
Accrued wages, benefits and related taxes	67,334	64,026
Income taxes payable	8,453	15,145
Other accrued taxes	7,378	9,611
Deferred revenue	15,833	19,911
Accrued maintenance and repairs	28,555	22,914
Accrued interest	16,345	12,909
Other accrued liabilities	65,978	46,679
Deferred taxes	—	830
Short-term borrowings and current maturities of long-term debt	1,475,438	131,063
Total current liabilities	1,786,584	421,303
Long-term debt, less current maturities	11,096	1,150,956
Accrued pension liabilities	37,034	61,647
Other liabilities and deferred credits	36,952	28,899
Deferred taxes	115,192	154,873
Commitments and contingencies (Note 7)
Redeemable noncontrolling interest	—	6,886
Stockholders’ investment:
Common stock, $.01 par value, authorized 90,000,000; outstanding: 35,526,625 and 35,213,991 shares (exclusive of 1,291,441 treasury shares)	382	379
Additional paid-in capital	852,565	809,995
Retained earnings	788,834	986,957
Accumulated other comprehensive loss	(286,094)	(328,277)
Treasury shares, at cost (2,756,419 shares)	(184,796)	(184,796)
Total Bristow Group stockholders’ investment	1,170,891	1,284,258
Noncontrolling interests	7,253	5,025
Total stockholders’ investment	1,178,144	1,289,283
Total liabilities, redeemable noncontrolling interest and stockholders’ investment	$3,165,002	$3,113,847
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

BRISTOW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT AND REDEEMABLE NONCONTROLLING INTEREST
(In thousands, except share amounts)

		Total Bristow Group Stockholders’ Investment
	Redeemable Noncontrolling Interest	Common Stock (Shares)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Investment
March 31, 2015	$26,223	34,838,374	$376	$781,837	$1,279,493	$(270,329)	$(184,796)	$7,256	$1,613,837
Issuance of common stock	—	138,369	1	18,784	—	—	—	—	18,785
Acquisition of noncontrolling interest	(5,467)	—	—	552	—	—	—	—	552
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	(55)	(55)
Dividends paid to noncontrolling interest	—	—	—	—	(153)	—	—	—	(153)
Common stock dividends ($1.09 per share)	—	—	—	—	(38,076)	—	—	—	(38,076)
Currency translation adjustments	(1,070)	—	—	—	—	—	—	2,479	2,479
Net income	(5,711)	—	—	—	(72,442)	—	—	1,004	(71,438)
Accretion of noncontrolling interests	1,498	—	—	—	(1,498)	—	—	—	(1,498)
Other comprehensive loss	—	—	—	—	—	(19,490)	—	—	(19,490)
March 31, 2016	15,473	34,976,743	377	801,173	1,167,324	(289,819)	(184,796)	10,684	1,504,943
Issuance of common stock	—	237,248	2	8,822	—	—	—	—	8,824
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	(49)	(49)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(2,533)	(2,533)
Common stock dividends ($0.28 per share)	—	—	—	—	(9,831)	—	—	—	(9,831)
Currency translation adjustments	(1,739)	—	—	—	—	—	—	(3,572)	(3,572)
Net loss	(6,848)	—	—	—	(170,536)	—	—	495	(170,041)
Other comprehensive loss	—	—	—	—	—	(38,458)	—	—	(38,458)
March 31, 2017	6,886	35,213,991	379	809,995	986,957	(328,277)	(184,796)	5,025	1,289,283
Issuance of common stock	—	312,634	3	9,805	—	—	—	—	9,808
Acquisition of noncontrolling interests	(6,121)	—	—	6,121	—	—	—	—	6,121
Reclassification from redeemable noncontrolling interest to noncontrolling interests	(835)	—	—	—	—	—	—	835	835
Equity component of 4½% Convertible Senior Notes issued	—	—	—	36,778	—	—	—	—	36,778
Purchase of 4½% Convertible Senior Notes call option	—	—	—	(40,393)	—	—	—	—	(40,393)
Proceeds from issuance of warrants	—	—	—	30,259	—	—	—	—	30,259
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	(49)	(49)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(331)	(331)
Common stock dividends ($0.07 per share)	—	—	—	—	(2,465)	—	—	—	(2,465)
Currency translation adjustments	4,163	—	—	—	—	—	—	106	106
Net loss	(4,093)	—	—	—	(195,658)	—	—	1,667	(193,991)
Other comprehensive income	—	—	—	—	—	42,183	—	—	42,183
March 31, 2018	$—	35,526,625	$382	$852,565	$788,834	$(286,094)	$(184,796)	$7,253	$1,178,144
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
Bankruptcy, Restructuring Support Agreement and Going Concern
The Company’s liquidity outlook has changed since the date of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on May 23, 2018 (the “Original Filing”), resulting in substantial doubt about the Company’s ability to continue as a going concern. In connection with the filing of this Amendment No. 1 (this “Amendment No. 1”) to the Original Filing (the Original Filing, as amended by this Amendment No. 1, this Amended 10-K”), applicable accounting rules required the Company to make an updated assessment as to whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern during the twelve months from the date of filing of this Amendment No. 1. This updated assessment included an assessment of the Company’s ability to meet its operating and other contractual cash obligations, including aircraft and other capital purchase commitments and debt service requirements, using available liquidity (cash on hand, operating cash flow and other available cash sources) over the twelve-month period commencing as of the date of the filing of this Amendment No. 1. As a result of this updated assessment, the Company concluded that disclosure should be included in this Amendment No. 1 to express substantial doubt about the Company’s ability to continue as a going concern based on recurring losses from operations and estimates of liquidity during the twelve months from the filing date of this Amendment No. 1 as well as the bankruptcy filings as further discussed below. The delivery of this Amended 10-K with a going concern qualification or explanation included in the accompanying report of the Company’s independent registered public accounting firm constituted an event of default under certain of our secured equipment financings, giving those secured equipment lenders the right to accelerate repayment of the applicable debt, subject to Chapter 11 protections, and triggering cross-default and/or cross-acceleration provisions in substantially all of our other debt instruments should that right to accelerate repayment be exercised.
As a result of the facts and circumstances discussed above, the Company concluded that substantially all debt balances of approximately $1.4 billion should be reclassified from long-term to short-term as of March 31, 2018 within this Amended 10-K on our consolidated balance sheet.
As discussed in the Explanatory Note in this Annual Report, on May 11, 2019, Bristow Group Inc. and its subsidiaries BHNA Holdings Inc., Bristow Alaska Inc., Bristow Helicopters Inc., Bristow U.S. Leasing LLC, Bristow U.S. LLC, BriLog Leasing Ltd. and Bristow Equipment Leasing Ltd. (together, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The Debtors’ Chapter 11 Cases are jointly administered under the caption In re: Bristow Group Inc., et al., Main Case No. 19-32713. The Debtors continue to operate their businesses and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The commencement of the Chapter 11 Cases also constitutes an event of default under certain debt financings, giving those lenders the right to accelerate repayment of the applicable debt, subject to Chapter 11 protections.
As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2019, we entered into a restructuring support agreement (the “RSA”) on May 10, 2019 with (i) certain holders (the “Supporting Secured Noteholders”) of the Company’s 8.75% Senior Secured Notes due 2023 (the “8.75% Senior Secured Notes”) and (ii) the guarantors of the 8.75% Senior Secured Notes, to support a restructuring of the Company (the “Restructuring”) on the terms set forth in the term sheet contained in an exhibit to the RSA (the “Restructuring Term Sheet”). The RSA contemplates the filing of the Chapter 11 Cases to implement the Restructuring pursuant to a Chapter 11 plan of reorganization (the “Plan”) and the various related transactions set

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

forth in or contemplated by the Restructuring Term Sheet, the DIP Term Sheet (as defined herein) and the other restructuring documents attached to the RSA.
The RSA contains certain covenants on the part of each of the Company and the Supporting Secured Noteholders, including limitations on the Supporting Secured Noteholders’ ability to pursue alternative transactions, commitments by the Supporting Secured Noteholders to vote in favor of the Plan and commitments of the Company and the Supporting Secured Noteholders to negotiate in good faith to finalize the documents and agreements governing the Plan. The RSA also provides for certain conditions to the obligations of the parties and for termination upon the occurrence of certain events, including without limitation, the failure to achieve certain milestones and certain breaches by the parties under the RSA.
Also as previously disclosed in the Company’s Current Report on form 8-K filed with the SEC on May 13, 2019, in connection with the Chapter 11 Cases and pursuant to a Commitment Letter, dated May 10, 2019, from the lenders party thereto and agreed to by the Company and Bristow Holdings Company Ltd. III (together, the “DIP Borrowers”), an ad hoc group of holders of the 8.75% Senior Secured Notes has agreed to provide the DIP Borrowers with a superpriority senior secured debtor-in-possession credit facility (the “DIP Facility”) on the terms set forth in the DIP Facility Term Sheet attached thereto (the “DIP Term Sheet”). The DIP Term Sheet provides that, among other things, the DIP Facility shall be comprised of loans in an aggregate principal amount of $75.0 million. The availability of the DIP Facility is subject to certain conditions and milestone, including approval by the Bankruptcy Court, which has not been obtained at this time.
The Company expects to continue operations in the normal course during the pendency of the Chapter 11 Cases.
The consolidated financial statements included herein have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of substantial doubt as to the Company’s ability to continue as a going concern. Our ability to continue as a going concern is also contingent upon our ability to comply with the financial and other covenants contained in the Term Loan Credit Agreement entered into on May 10, 2019 (as previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2019 and our ability to successfully develop and, subject to the Bankruptcy Court’s approval, implement the Plan, among other factors.
Immaterial Corrections to Prior Period Financial Information
The consolidated balance sheet and consolidated statements of changes in stockholders’ investment and redeemable noncontrolling interest reflect immaterial adjustments to the historical balances in retained earnings and accrued wages, benefits and related taxes for the years ended March 31, 2016, 2017 and 2018. We made these adjustments in accordance with GAAP, to reflect additional liability related to a vacation accrual for employees in Norway. The adjustment stems from our initial purchase price accounting for the Bristow Norway acquisition in October 2008 and subsequent accounting for employee vacation liability. We evaluated the materiality of the error from both a quantitative and qualitative perspective and concluded that the error was immaterial to our prior period interim and annual consolidated financial statements. Since the revision was not material to any prior period interim or annual consolidated financial statements, no amendments to previously filed interim or annual periodic reports were required. Consequently, we revised the historical consolidated financial information presented herein. Given the historical nature of the adjustment, we recorded a correction within the consolidated statements of stockholders’ investment and redeemable noncontrolling interest to retained earnings for March 31, 2015, 2016, 2017 and 2018 of $4.9 million. Retained earnings as reported was $1,284,442,000 and $1,172,273,000 for March 31, 2015 and 2016, respectively, compared to as adjusted of $1,279,493,000 and $1,167,324,000 for March 31, 2015 and 2016, respectively, after the correction. In addition, below are amounts as reported and as adjusted for each year presented (in thousands):

	March 31, 2018			March 31, 2017
	As reported	Adjustments	As adjusted	As reported	Adjustments	As adjusted

Accrued wages, benefits and related taxes	62,385	4,949	67,334	59,077	4,949	64,026
Retained earnings	793,783	(4,949)	788,834	991,906	(4,949)	986,957
Total Bristow Group stockholders’ investment	1,175,840	(4,949)	1,170,891	1,289,207	(4,949)	1,284,258
Total stockholders’ investment	1,183,093	(4,949)	1,178,144	1,294,232	(4,949)	1,289,283

The income statement and cash flow impact of this accrual for the fiscal years ended March 31, 2016, 2017 and 2018 were not corrected as they were considered to be inconsequential to the Company’s prior period interim and annual consolidated financial statements.

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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — DEBT
Debt as of March 31, 2018 and 2017 consisted of the following (in thousands):

	March 31,
	2018	2017
8.75% Senior Secured Notes	$346,610	$—
4½% Convertible Senior Notes	107,397	—
6¼% Senior Notes	401,535	401,535
Term Loan	—	261,907
Term Loan Credit Facility	—	45,900
Revolving Credit Facility	—	139,100
Lombard Debt	211,087	196,832
Macquarie Debt	185,028	200,000
PK Air Debt	230,000	—
Airnorth Debt	13,832	16,471
Eastern Airways Debt	14,519	15,326
Other Debt	3,991	16,293
Unamortized debt issuance costs	(27,465)	(11,345)
Total debt	1,486,534	1,282,019
Less short-term borrowings and current maturities of long-term debt	(1,475,438)	(131,063)
Total long-term debt	$11,096	$1,150,956
Short-term borrowings reclassification — The Company’s liquidity outlook has recently changed, resulting in substantial doubt about the Company’s ability to continue as a going concern. As discussed in the Explanatory Note included elsewhere in this Annual Report, on May 11, 2019, the Debtors filed the Chapter 11 Cases in the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code. The Debtors’ Chapter 11 Cases are jointly administered under the caption In re: Bristow Group Inc., et al., Main Case No. 19-32713. The Debtors continue to operate their businesses and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Each of the commencement of the Chapter 11 Cases and the delivery of this Amended 10-K with a going concern qualification or explanation included in the accompanying report of the Company’s independent registered public accounting firm constituted an event of default under certain of our secured equipment financings, giving those secured equipment lenders the right to accelerate repayment of the applicable debt, subject to Chapter 11 protections, and triggering cross-default and/or cross-acceleration provisions in substantially all of our other debt instruments should that right to accelerate repayment be exercised. As such, substantially all of our debt is in default and accelerated, but subject to stay under the Bankruptcy Code. As a result of the facts and circumstances discussed above, the Company concluded that substantially all debt balances of approximately $1.4 billion as of March 31, 2018 should be reclassified from long-term to short-term within this Amended 10-K on our consolidated balance sheet.
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
8.75% Senior Secured Notes — On March 6, 2018, we issued and sold $350 million of 8.75% Senior Secured Notes in a private offering to eligible purchasers pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, for proceeds of $346.6 million and simultaneously entered into an indenture (the “Indenture”) with U.S. Bank National Association, as trustee and as collateral agent. The 8.75% Senior Secured Notes were initially fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by certain of our U.S. subsidiaries (the “Guarantor Subsidiaries”) and will be secured by first priority security interests on substantially all of the tangible and intangible personal property of Bristow Group Inc. and the Guarantor Subsidiaries (other than certain excluded assets) (the “Collateral”) as collateral security for their obligations under the 8.75% Senior Secured Notes, subject to certain permitted encumbrances and exceptions. Certain of the security interests were

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

granted in connection with the execution and delivery of the Indenture, while security interests anticipated to cover approximately 77 aircraft will be granted within the periods described in the Indenture.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Debt
The fair value of our debt has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on quoted market prices and has not been updated for any possible acceleration provisions in our debt instruments. The carrying and fair value of our long-term debt, including the current portion and excluding unamortized debt issuance costs, are as follows (in thousands):

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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Balance Sheet
As of March 31, 2018

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$277,176	$8,904	$94,143	$—	$380,223
Accounts receivable	211,412	423,214	250,984	(638,630)	246,980
Inventories	—	31,300	98,314	—	129,614
Assets held for sale	—	26,737	3,611	—	30,348
Prepaid expenses and other current assets	3,367	4,494	41,016	(1,643)	47,234
Total current assets	491,955	494,649	488,068	(640,273)	834,399

Intercompany investment	2,199,505	104,435	141,683	(2,445,623)	—
Investment in unconsolidated affiliates	—	—	126,170	—	126,170
Intercompany notes receivable	183,634	36,358	368,575	(588,567)	—
Property and equipment - at cost:
Land and buildings	4,806	58,191	187,043	—	250,040
Aircraft and equipment	156,651	1,326,922	1,027,558	—	2,511,131
	161,457	1,385,113	1,214,601	—	2,761,171
Less – Accumulated depreciation and amortization	(39,780)	(263,412)	(389,959)	—	(693,151)
	121,677	1,121,701	824,642	—	2,068,020
Goodwill	—	—	19,907	—	19,907
Other assets	4,966	2,122	109,418	—	116,506
Total assets	$3,001,737	$1,759,265	$2,078,463	$(3,674,463)	$3,165,002

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$341,342	$175,133	$201,704	$(616,909)	$101,270
Accrued liabilities	59,070	6,735	166,026	(21,955)	209,876
Short-term borrowings and current maturities of long-term debt	840,485	296,782	338,171	—	1,475,438
Total current liabilities	1,240,897	478,650	705,901	(638,864)	1,786,584

Long-term debt, less current maturities	—	—	11,096	—	11,096
Intercompany notes payable	132,740	370,407	41,001	(544,148)	—
Accrued pension liabilities	—	—	37,034	—	37,034
Other liabilities and deferred credits	14,078	7,924	14,950	—	36,952
Deferred taxes	77,373	27,794	10,025	—	115,192
Stockholders’ investment:
Common stock	382	4,996	131,317	(136,313)	382
Additional paid-in-capital	852,565	29,387	284,048	(313,435)	852,565
Retained earnings	788,834	838,727	473,712	(1,312,439)	788,834
Accumulated other comprehensive income (loss)	78,306	1,380	363,484	(729,264)	(286,094)
Treasury shares	(184,796)	—	—	—	(184,796)
Total Bristow Group stockholders’ investment	1,535,291	874,490	1,252,561	(2,491,451)	1,170,891
Noncontrolling interests	1,358	—	5,895	—	7,253
Total stockholders’ investment	1,536,649	874,490	1,258,456	(2,491,451)	1,178,144
Total liabilities and stockholders’ investment	$3,001,737	$1,759,265	$2,078,463	$(3,674,463)	$3,165,002

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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Balance Sheet
As of March 31, 2017

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$3,382	$299	$92,975	$—	$96,656
Accounts receivable	76,383	288,235	212,900	(370,603)	206,915
Inventories	—	34,721	90,190	—	124,911
Assets held for sale	—	30,716	7,530	—	38,246
Prepaid expenses and other current assets	3,237	4,501	43,856	(10,451)	41,143
Total current assets	83,002	358,472	447,451	(381,054)	507,871

Intercompany investment	2,486,682	104,435	126,296	(2,717,413)	—
Investment in unconsolidated affiliates	—	—	210,162	—	210,162
Intercompany notes receivable	306,641	37,633	39,706	(383,980)	—
Property and equipment - at cost:
Land and buildings	4,806	62,114	164,528	—	231,448
Aircraft and equipment	151,005	1,199,073	1,272,623	—	2,622,701
	155,811	1,261,187	1,437,151	—	2,854,149
Less – Accumulated depreciation and amortization	(29,099)	(258,225)	(312,461)	—	(599,785)
	126,712	1,002,962	1,124,690	—	2,254,364
Goodwill	—	—	19,798	—	19,798
Other assets	18,770	2,139	100,743	—	121,652
Total assets	$3,021,807	$1,505,641	$2,068,846	$(3,482,447)	$3,113,847

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$231,841	$70,434	$151,382	$(355,442)	$98,215
Accrued liabilities	61,791	17,379	137,653	(25,628)	191,195
Deferred taxes	(1,272)	2,102	—	—	830
Short-term borrowings and current maturities of long-term debt	79,053	17,432	34,578	—	131,063
Total current liabilities	371,413	107,347	323,613	(381,070)	421,303

Long-term debt, less current maturities	763,325	284,710	102,921	—	1,150,956
Intercompany notes payable	70,689	226,091	87,200	(383,980)	—
Accrued pension liabilities	—	—	61,647	—	61,647
Other liabilities and deferred credits	11,597	6,229	11,073	—	28,899
Deferred taxes	112,716	40,344	1,813	—	154,873
Redeemable noncontrolling interest	—	—	6,886	—	6,886
Stockholders’ investment:
Common stock	379	20,028	115,317	(135,345)	379
Additional paid-in-capital	809,995	29,387	284,048	(313,435)	809,995
Retained earnings	986,957	791,117	815,038	(1,606,155)	986,957
Accumulated other comprehensive income (loss)	78,306	388	255,491	(662,462)	(328,277)
Treasury shares	(184,796)	—	—	—	(184,796)
Total Bristow Group stockholders’ investment	1,690,841	840,920	1,469,894	(2,717,397)	1,284,258
Noncontrolling interests	1,226	—	3,799	—	5,025
Total stockholders’ investment	1,692,067	840,920	1,473,693	(2,717,397)	1,289,283
Total liabilities, redeemable noncontrolling interest and stockholders’ investment	$3,021,807	$1,505,641	$2,068,846	$(3,482,447)	$3,113,847

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Subsequent to the evaluation made in connection with the Original Filing and in connection with the evaluation and procedures carried out in connection with our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2018, our management, including L. Don Miller, our current Chief Executive Officer (“CEO”) and Brian J. Allman, our current Chief Financial Officer (“CFO”), re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures. As a result of the material weakness in internal control over financial reporting described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2018.
As discussed in the Explanatory Note included elsewhere in this Annual Report, as a result of commencing Chapter 11 Cases and updating our going concern assessment and the delivery of this Amended 10-K with such a going concern qualification or explanation, an event of default will exist under certain secured equipment financings and trigger cross-default and cross-acceleration provisions in substantially all of our debt instruments. As a result, we reclassified $1.4 billion as of March 31, 2018 from long-term to short-term on our consolidated balance sheets. For a discussion of changes made to the financial statements that were not related to the material weakness described below, see Note 1 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. A company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
Subsequent to the assessment made in connection with the Original Filing, our management, including our CEO and CFO, with the oversight of our Board of Directors, re-evaluated the effectiveness of the design and operation of our internal control over financial reporting as of March 31, 2018. The assessment was based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 in Internal Control — Integrated Framework. In connection with this assessment, management identified the following deficiency that we considered a material weakness in the Company’s internal control over financial reporting. We did not appropriately consider the requirements under certain of our secured financing and lease agreements and our obligation to monitor compliance with the underlying non-financial covenants.  As such, we did not appropriately consider the related financial reporting risks and changes in our lending agreements resulting in not implementing controls to determine compliance with non-financial covenants in certain of our secured financing and lease agreements.
The material weakness did not result in any corrected misstatements to the financial statements. Because of the material weakness described above, management concluded that, as of March 31, 2018, our internal control over financial reporting was not effective. For a discussion of changes made to the financial statements that were not related to the material weakness, see Note 1 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2018 has been audited by KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements and KPMG LLP has issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018, which is included herein.
Remediation Plan
Although certain procedures have been undertaken as a result of the material weakness, to assess compliance with non-financial covenants of certain of our secured equipment financing and lease agreements to remediate the material weakness, we will continue the implementation of our remediation plan by establishing a debt and lease compliance program with the specific objective of creating a sustainable and executable compliance process that can be repeated on a recurring basis to ensure timely monitoring of compliance with covenants and provisions. We intend to implement such compliance program by executing the following:

•
Development of a more complete reporting process to ensure information gathered or created by our separate control processes throughout the business are reported to the appropriate level of management with the responsibility for reporting on debt and lease agreement compliance.

•
Implementation of new or redesigned processes, where necessary, for compliance with collateral maintenance requirements under our debt and lease agreements, specifically, tracking the movement of collateral throughout our operations.

•	Establishment of procedures for reassessment of our debt and lease compliance program to ensure timely actions are taken when necessary.
We anticipate the actions to be taken, and resulting process improvements, will generally strengthen our internal controls over financial reporting, as well as our disclosure controls and procedures, and over time, will address the material weakness. The material weakness will be considered remediated once these controls have operated for a sufficient period of time for management to conclude, through testing, that these controls are operating effectively.
MATERIAL CHANGES IN INTERNAL CONTROL
Other than the material weakness discussed above, our management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Bristow Group Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Bristow Group Inc. and subsidiaries’ (the Company) internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ investment and redeemable noncontrolling interests for each of the years in the three-year period ended March 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated May 23, 2018, except for the going concern, Note 1 related to the bankruptcy, restructuring support agreement and immaterial corrections to prior period financial information, and Note 4 for the short-term borrowings reclassification, and the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to compliance with non-financial covenants underlying the Company’s secured financing and lease agreements, as to which the date is June 19, 2019, expressed an unqualified opinion on those consolidated financial statements.

In our report dated May 23, 2018, we expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. As described below, the Company subsequently identified a material weakness in its internal control over financial reporting. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting, and our present opinion on the effectiveness of the Company’s internal control over financial reporting, as of March 31, 2018, as presented herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to not appropriately considering the requirements under certain of the Company’s secured financing and lease agreements and its obligation to monitor compliance with the underlying non-financial covenants, has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

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
/s/ KPMG LLP
Houston, Texas
May 23, 2018, except for the going concern, Note 1 related to the bankruptcy, restructuring support agreement and immaterial corrections to prior period financial information, and Note 4 for the short-term borrowings reclassification, and the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to compliance with non-financial covenants underlying the Company’s secured financing and lease agreements, as to which the date is June 19, 2019.

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
(a) (2) Financial Statements Schedules
All schedules have been omitted because the information required is included in the financial statements or notes or have been omitted because they are not applicable or not required.
(a) (3) Exhibits

		Incorporated by Reference to
	Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(3)	Articles of Incorporation and By-law.
	(1) Restated Certificate of Incorporation of Bristow Group Inc. dated August 2, 2007.	001-31617	10-Q	August 2, 2007	3.1
	(2) Amended and Restated By-laws of Bristow Group Inc.	001-31617	8-K	March 6, 2014	3.1
(4)	Instruments defining the rights of security holders, including indentures.
	(1) Registration Rights Agreement dated December 19, 1996, between Bristow Group Inc. and Caledonia Industrial & Services Limited.	0-5232	10-Q	February 14, 1997	4.3
	(2) Indenture, dated as of June 17, 2008, among Bristow Group Inc., the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee (the “2008 Base Indenture”).	001-31617	8-K	June 17, 2008	4.1
	(3) First Supplemental Indenture, dated as of June 17, 2008, to the 2008 Base Indenture.	001-31617	8-K	June 17, 2008	4.2
	(4) Second Supplemental Indenture, dated as of June 17, 2008, to the 2008 Base Indenture.	001-31617	8-K	October 1, 2012	10.4
	(5) Third Supplemental Indenture, dated as of June 17, 2008, to the 2008 Base Indenture.	001-31617	8-K	October 12, 2012	4.2
	(6) Fourth Supplemental Indenture, dated as of June 21, 2016, to the 2008 Base Indenture.	001-31617	10-K	May 23, 2018	4.6
	(7) Fifth Supplemental Indenture, dated as of November 10, 2016, to the 2008 Base Indenture.	001-31617	10-K	May 23, 2018	4.7
	(8) General Termination and Release, dated as of November 1, 2017, under the 2008 Base Indenture.	001-31617	10-K	May 23, 2018	4.8
	(9) Sixth Supplemental Indenture, dated as of December 18, 2017, to the 2008 Base Indenture.	001-31617	8-K	December 18, 2017	4.2
	(10) Indenture, dated as of March 6, 2018, among Bristow Group Inc., the Subsidiary Guarantors named therein and the U.K. Bank National Association, as Trustee and Collateral Agent.	001-31617	8-K	March 6, 2018	4.1

		Incorporated by Reference to
	Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(10)	(1) Master Agreement dated December 12, 1996.	0-5232	8-K	January 3, 1997	2(1)
	(2) Supplemental Letter Agreement dated December 19, 1996 to the Master Agreement.	5-34191	13-D	April 23, 1997	2
	(3) Offshore Logistics, Inc. Deferred Compensation Plan. *	001-31617	10-K	June 8, 2004	10(18)
	(4) Form of Aircraft Lease agreement between CFS Air, LLC and Air Logistics, L.L.C. (a Schedule I has been filed as part of this exhibit setting forth certain terms omitted from the Form of the Aircraft Lease Agreement).	001-31617	10-Q	February 9, 2006	10.2
	(5) S-92 New Helicopter Sales Agreement dated as of May 19, 2006 between Bristow Group Inc. and Sikorsky Aircraft Corporation. +	001-31617	10-Q	August 8, 2006	10.1
	(6) Form of Employee Nonqualified Stock Option Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	May 25, 2007	10.4
	(7) Bristow Group Inc. 2007 Long Term Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Form DEF14A filed with the SEC on June 21, 2013). *	001-31617	DEF 14A	June 21, 2013	A
	(8) Common Stock Purchase Agreement.	001-31617	8-K	June 17, 2008	10.1
	(9) Form of Outside Director Restricted Stock Unit Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	August 8, 2008	10.1
	(10) Amendment to Form of Aircraft Lease agreement between CFS Air, LLC and Air Logistics, L.L.C.	001-31617	10-Q	November 5, 2008	10.2
	(11) Líder Aviação Holding S.A. Shareholders Agreement dated May 26, 2009. +	001-31617	10-Q	August 6, 2009	10.1
	(12) Indemnity Agreement.	001-31617	8-K	November 10, 2009	10.1
	(13) Amendment No. 1 to 2007 Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	10-K	May 21, 2010	10.69
	(14) Form of 2010 Stock Option Award Letter. *	001-31617	8-K	June 15, 2010	10.1
	(15) Employment Agreement with Jonathan E. Baliff dated September 12, 2010. *	001-31617	8-K	September 16, 2010	10.1
	(16) Indemnity Agreement with Stephen King.	001-31617	8-K	February 7, 2011	10.1
	(17) Form of Outside Director Restricted Cash Award Letter. *	001-31617	8-K	August 5, 2011	10.1
	(18) Amended and Restated Revolving Credit and Term Loan Agreement, dated November 22, 2010.	001-31617	10-Q	February 2, 2011	10.2
	(19) First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 22, 2011.	001-31617	8-K	December 28, 2011	10.1
	(20) Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of October 1, 2012.	001-31617	8-K	October 4, 2012	10.2
	(21) Third Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of April 29, 2013.	001-31617	8-K	May 2, 2013	10.1
	(22) Fourth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of March 14, 2014.	001-31617	8-K	March 17, 2014	10.1
	(23) Fifth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of April 17, 2015.	001-31617	8-K	April 20, 2015	10.1
	(24) Sixth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of September 29, 2015.	001-31617	8-K	October 2, 2015	10.1
	(25) Seventh Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of November 5, 2015.	001-31617	8-K	November 5, 2015	10.2

	Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(26) Eighth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of May 23, 2016.	001-31617	8-K	May 25, 2016	10.1
(27) Ninth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of September 16, 2016.	001-31617	8-K	September 19, 2016	10.1
(28) Form of 2012 Stock Option Award Letter. *	001-31617	8-K	May 25, 2012	10.1
(29) Form of Unanimous Shareholder Agreement, by and among Bristow Group Inc., Kenneth Norie, Cougar Helicopters Inc., and the other parties signatory thereto.	001-31617	8-K	October 4, 2012	10.1
(30) S-92 New Helicopter Sales Agreement dated as of November 7, 2012, between Bristow Group Inc. and Sikorsky Aircraft Corporation. +	001-31617	10-Q/A	April 8, 2013	10.1
(31) U.K. Search & Rescue Helicopter Service Contract dated as of March 26, 2013, between Bristow Helicopters and U.K. Department for Transport. +	001-31617	10-K/A	November 7, 2013	10.69
(32) Letter regarding treatment of unvested long-term incentive plan awards.	001-31617	10-Q	November 7, 2013	10.1
(33) Form of 2014 Restricted Stock Unit Retention Award Letter. *	001-31617	8-K	February 4, 2014	10.2
(34) Summary of Terms and Conditions of Nonqualified Stock Options Award. *	001-31617	8-K	June 10, 2014	10.1
(35) Summary of Terms and Conditions of Officer Restricted Stock Unit Award. *	001-31617	8-K	June 10, 2014	10.2
(36) Summary of Terms and Conditions of Officer Performance Cash Award. *	001-31617	8-K	June 10, 2014	10.3
(37) Bristow Group Inc. Management Severance Benefits Plan for U.S. Employees. *	001-31617	10-K	May 20, 2015	10.70
(38) Bristow Group Inc. Management Severance Benefits Plan for Non-U.S. Employees. *	001-31617	10-K	May 20, 2015	10.71
(39) Compensation Package for Mr. Miller dated as of August 14, 2015.	001-31617	8-K	August 17, 2015	10.1
(40) Stock Option Retention Award Letter for Mr. Miller dated August 14, 2015. *	001-31617	8-K	August 17, 2015	10.2
(41) Term Loan Credit Agreement, dated as of November 5, 2015.	001-31617	8-K	November 5, 2015	10.1
(42) First Amendment to Term Loan Credit Agreement dated as of May 23, 2016.	001-31617	8-K	May 25, 2016	10.2
(43) Second Amendment to Term Loan Credit Agreement, dated as of September 16, 2016.	001-31617	8-K	September 19, 2016	10.2
(44) Terms and Conditions of Nonqualified Stock Option Award. *	001-31617	8-K	June 9, 2016	10.1
(45) Summary of Terms and Conditions of Officer Restricted Stock Unit Award. *	001-31617	8-K	June 9, 2016	10.2
(46) Summary of Terms and Conditions of Officer Performance Cash Award. *	001-31617	8-K	June 9, 2016	10.3
(47) Bristow Group Inc. Fiscal Year 2017 Annual Incentive Compensation Plan. *	001-31617	8-K	June 9, 2016	10.4
(48) Supplement to Bristow Group Inc. Fiscal Year 2017 Annual Incentive Compensation Plan. *	001-31617	8-K	June 9, 2016	10.5
(49) Separation Agreement and Release in Full between the Company and K. Jeremy Akel, dated as of June 7, 2016.	001-31617	8-K	June 9, 2016	10.6

	Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(50) Separation Agreement and Release in Full between Bristow Group Inc. and Hilary S. Ware, dated as of July 1, 2016.	001-31617	8-K	July 15, 2016	10.1
(51) Compensation Package for Mr. Akiri, dated as of August 4, 2016. *	001-31617	8-K	August 4, 2016	10.1
(52) Compensation Package for Mr. Collins, dated as of October 5, 2016. *	001-31617	8-K	October 5, 2016	10.1
(53) Term Loan Credit Agreement, dated as of November 11, 2016, among Bristow U.S. Leasing LLC, the lenders from time to time party thereto and Lombard North Central Plc.	001-31617	8-K	November 14, 2016	10.1
(54) Term Loan Credit Agreement, dated as of November 11, 2016, among Bristow Aircraft Leasing Limited, the lenders from time to time party thereto and Lombard North Central Plc.	001-31617	8-K	November 14, 2016	10.2
(55) Term Loan Credit Agreement, dated as of February 1, 2017, among Bristow U.S. LLC, the several banks, other financial institutions and other lenders from time to time party thereto and Macquarie Bank Limited, as administrative agent and as security agent.	001-31617	8-K	February 2, 2017	10.1
(56) Terms and Conditions of Nonqualified Stock Option Award.	001-31617	8-K	June 16, 2017	10.1
(57) Summary of Terms and Conditions of Officer Restricted Stock Unit Award.	001-31617	8-K	June 16, 2017	10.2
(5) Summary of Terms and Conditions of Officer Performance Cash Award.	001-31617	8-K	June 16, 2017	10.3
(59) Bristow Group Inc. Fiscal Year 2018 Annual Incentive Compensation Plan.	001-31617	8-K	June 16, 2017	10.4
(60) Supplement to Bristow Group Inc. Fiscal Year 2018 Annual Incentive Compensation Plan.	001-31617	8-K	June 16, 2017	10.5
(61) Retention Agreement between the Company and L. Don Miller, dated June 12, 2017.	001-31617	8-K	June 16, 2017	10.6
(62) Retention Agreement between the Company and Brian J. Allman, dated June 14, 2017.	001-31617	8-K	June 16, 2017	10.7
(63) Separation Agreement and Release in Full dated June 8, 2017 between the Company and Chet Akiri.	001-31617	8-K	June 30, 2017	10.1
(64) Separation Agreement and Release in Full dated June 8, 2017 between the Company and William Collins.	001-31617	8-K	July 6, 2017	10.1
(65) Credit Agreement, dated as of July 17, 2017.	001-31617	8-K	July 18, 2017	10.1
(66) Separation Agreement and Release in Full dated June 8, 2017 between the Company and E. Chipman Earle.	001-31617	8-K	July 18, 2017	10.1
(67) Letter Agreement, dated December 13, 2017, between Credit Suisse Capital LLC and the Company, regarding the Base Warrant Transactions (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 18, 2017).	001-31617	8-K	December 18, 2017	10.1
(68) Letter Agreement, dated December 13, 2017, between Barclays Bank PLC and the Company, regarding the Base Warrant Transactions (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 18, 2017).	001-31617	8-K	December 18, 2017	10.2
(69) Letter Agreement, dated December 13, 2017, between Citibank, N.A., and the Company, regarding the Base Warrant Transactions (incorporated herein by reference to Exhibit 10.3 to the Company Form 8-K filed on December 18, 2017).	001-31617	8-K	December 18, 2017	10.3

	Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(70) Letter Agreement, dated December 13, 2017, between JPMorgan Chase Bank, National Association, and the Company, regarding the Base Warrant Transactions (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on December 18, 2017).	001-31617	8-K	December 18, 2017	10.4
(71) Letter Agreement, dated December 13, 2017, between Credit Suisse Capital LLC and the Company, regarding the Base Note Hedge Transactions (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed on December 18, 2017).	001-31617	8-K	December 18, 2017	10.5
(72) Letter Agreement, dated December 13, 2017, between Barclays Bank PLC and the Company, regarding the Base Note Hedge Transactions (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K filed on December 18, 2017).	001-31617	8-K	December 18, 2017	10.6
(73) Letter Agreement, dated December 13, 2017, between Citibank, N.A., and the Company, regarding the Base Note Hedge Transactions (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 8-K filed on December 18, 2017).	001-31617	8-K	December 18, 2017	10.7
(74) Letter Agreement, dated December 13, 2017, between JPMorgan Chase Bank, National Association, and the Company, regarding the Base Note Hedge Transactions (incorporated herein by reference to Exhibit 10.8 to the Company’s Form 8-K filed on December 18, 2017).	001-31617	8-K	December 18, 2017	10.8
(75) Letter Agreement, dated December 14, 2017, between Credit Suisse Capital LLC and the Company, regarding the Additional Warrant Transactions (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 8-K filed on December 18, 2017).	001-31617	8-K	December 18, 2017	10.9
(76) Letter Agreement, dated December 14, 2017, between Barclays Bank PLC and the Company, regarding the Additional Warrant Transactions (incorporated herein by reference to Exhibit 10.10 to the Company’s Form 8-K filed on December 18, 2017).	001-31617	8-K	December 18, 2017	10.10
(77) Letter Agreement, dated December 14, 2017, between Citibank, N.A., and the Company, regarding the Additional Warrant Transactions (incorporated herein by reference to Exhibit 10.11 to the Company’s Form 8-K filed on December 18, 2017).	001-31617	8-K	December 18, 2017	10.11
(78) Letter Agreement, dated December 14, 2017, between JPMorgan Chase Bank, National Association, and the Company, regarding the Additional Warrant Transactions (incorporated herein by reference to Exhibit 10.12 to the Company’s Form 8-K filed on December 18, 2017).	001-31617	8-K	December 18, 2017	10.12
(79) Letter Agreement, dated December 14, 2017, between Credit Suisse Capital LLC and the Company, regarding the Additional Note Hedge Transactions (incorporated herein by reference to Exhibit 10.13 to the Company’s Form 8-K filed on December 18, 2017).	001-31617	8-K	December 18, 2017	10.13
(80) Letter Agreement, dated December 14, 2017, between Barclays Bank PLC and the Company, regarding the Additional Note Hedge Transactions (incorporated herein by reference to Exhibit 10.14 to the Company’s Form 8-K filed on December 18, 2017).	001-31617	8-K	December 18, 2017	10.14
(81) Letter Agreement, dated December 14, 2017, between Citibank, N.A., and the Company, regarding the Additional Note Hedge Transactions (incorporated herein by reference to Exhibit 10.15 to the Company’s Form 8-K filed on December 18, 2017).	001-31617	8-K	December 18, 2017	10.15

	Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(82) Letter Agreement, dated December 14, 2017, between JPMorgan Chase Bank, National Association, and the Company, regarding the Additional Note Hedge Transactions (incorporated herein by reference to Exhibit 10.16 to the Company’s Form 8-K filed on December 18, 2017).	001-31617	8-K	December 18, 2017	10.16
(83) ABL Facilities Agreement, dated April 17, 2018, among Bristow Norway AS, Bristow Helicopters Limited, the Company, Barclays Bank PLC and Credit Suisse AG, Cayman Islands Branch and the other lenders from time to time party thereto.	001-31617	8-K	April 23, 2018	10.1

(21)††	Subsidiaries.
(23)†††	Consent of Independent Registered Public Accounting Firm dated May 23, 2018.
(24)††	Powers of Attorney.
(31.1)†††	Certification of Chief Executive Officer dated May 23, 2018.
(31.2)†††	Certification of Chief Financial Officer dated May 23, 2018.
(31.3)†	Certification of Chief Executive Officer dated June 19, 2019.
(31.4)†	Certification of Chief Financial Officer dated June 19, 2019.
(32.1)†††	Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 23, 2018.
(32.2)†††	Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 23, 2018.
(32.3)†	Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated June 19, 2019.
(32.4)†	Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated June 19, 2019.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_______________

*	Compensatory Plan or Arrangement
†	Furnished herewith
††	Previously filed with Original Filing on May 23, 2018.
†††	Previously furnished with Original Filing on May 23, 2018.
+	Confidential information has been omitted from this exhibit and filed separately with the SEC pursuant to a confidential treatment request under Rule 24(b)-2.
Agreements with respect to certain of the registrant’s long-term debt are not filed as Exhibits hereto inasmuch as the debt authorized under any such Agreement does not exceed 10% of the registrant’s total assets. The registrant agrees to furnish a copy of each such Agreement to the SEC upon request.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas on the 19th day of June, 2019.

BRISTOW GROUP INC.

By: /s/ Brian J. Allman
Brian J. Allman Senior Vice President and Chief Financial Officer