Form 10-Q/A
period 2018-06-30
Bristow Group Inc
filed 2019-06-19
CIK 73887

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
(713) 267-7600

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($.01 par value)	N/A	None (1)
_______
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
35,765,275 shares of Common Stock, $.01 par value

EXPLANATORY NOTE
This Amended Quarterly Report on Form 10-Q/A is filed by Bristow Group Inc., which we refer to as “Bristow Group” or the “Company.”  We use the pronouns “we”, “our” and “us” and the term “Bristow Group” to refer collectively to Bristow Group and its consolidated subsidiaries and affiliates, unless the context indicates otherwise. We are filing this Amendment No. 1 (this “Amendment No. 1”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 2, 2018 (the “Original Filing”), to (i) reflect a change in management’s assessment of our disclosure controls and procedures, (ii) revise the Company’s previously reported condensed consolidated financial statements to reclassify substantially all debt balances from long-term to short-term as explained in Notes 1 and 4 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report, (iii) include disclosures regarding the Company’s ability to continue as a going concern and for immaterial corrections to prior year financial information and (iv) include a revised report of KPMG LLP (“KPMG”), our Independent Registered Public Accounting Firm, with respect to its review of the condensed consolidated financial statements included herein.
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
In addition, under certain of our secured equipment financings, we are required to deliver audited annual consolidated financial statements without a going concern qualification or explanation. On June 19, 2019, we filed an amendment to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018 (the “Amended 10-K”), with such a going concern qualification or explanation and the revised report of KPMG on the consolidated financial statements included in the Amended 10-K included an explanatory paragraph expressing uncertainty as to the Company’s ability to continue as a going concern. As a result of the delivery of the Amended 10-K with a going concern qualification or explanation, an event of default exists under those secured equipment financings, giving those secured equipment lenders the right to accelerate repayment of the applicable debt, subject to Chapter 11 protections, and triggering cross-default and/or cross-acceleration provisions in substantially all of our other debt instruments should that right to accelerate repayment be exercised.
As a result of the facts and circumstances discussed above, the Company concluded that substantially all debt balances should be reclassified from long-term to short-term within the Amended 10-K and within this Amendment No. 1.
On May 11, 2019, the Company and its subsidiaries BHNA Holdings Inc., Bristow Alaska Inc., Bristow Helicopters Inc., Bristow U.S. Leasing LLC, Bristow U.S. LLC, BriLog Leasing Ltd. and Bristow Equipment Leasing Ltd. (together with the Company, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The Debtors’ Chapter 11 Cases are jointly administered under the caption In re: Bristow Group Inc., et al., Main Case No. 19-32713. The Debtors continue to operate their businesses and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The commencement of the Chapter 11 Cases also constitutes an event of default under certain debt financings, giving those lenders the right to accelerate repayment of the applicable debt, subject to Chapter 11 protections.

Amendments
Based on the foregoing, revisions to the Original Filing have been made to the following items:
•Part I, Item 1. Financial Statements;

•
the first paragraph of Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; the first paragraph of “Executive Overview” in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and the captions “Liquidity and Capital Resources — Future Cash Requirements — Contractual Obligations, Commercial Commitments and Off Balance Sheet Arrangements” and “Liquidity and Capital Resources — Financial Condition and Sources of Liquidity” and the other discussions surrounding liquidity in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•Part I, Item 4. Controls and Procedures; and
•Part II, Item 6. Exhibits.
As required by Rule 12b-15 under the Securities Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 contains new certifications (filed as Exhibits 31.3, 31.4, 32.3 and 32.4) by our Chief Executive Officer and Chief Financial Officer required pursuant to Rule 13a-14(a) under the Exchange Act and 18 U.S.C. Section 1350.  Accordingly, this Amendment No. 1 amends and restates Part II, Item 6. Exhibits to reflect the filing of these currently dated certifications.
In addition, this Amendment No. 1 contains a revised report of KPMG with respect to its review of the condensed consolidated financial statements included herein.  Accordingly, this Amendment No. 1 amends and restates Part I, Item 1 under the heading “Report of Independent Registered Public Accounting Firm” to reflect the revised results of KPMG’s review.
We have also updated the signature page and our unaudited condensed consolidated financial statements formatted in eXtensible Business Reporting Language (XBRL) in Exhibits 101.
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
In connection with the Original Filing, we carried out an evaluation, under the supervision of and with the participation of our management, including Jonathan E. Baliff, our previous Chief Executive Officer (“Previous CEO”), and L. Don Miller, our previous Chief Financial Officer (“Previous CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act) as of June 30, 2018. Based on that evaluation, our Previous CEO and Previous CFO concluded that such disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and such information is accumulated and communicated to our management as appropriate to allow for timely decisions regarding required disclosure under the Exchange Act.
A discussion of the Company’s subsequent reevaluation of internal control over financial reporting, material weakness identified by the Company and the actions taken by management are set forth in Item 4. Controls and Procedures included herein.

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
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$316,550	$380,223
Accounts receivable from non-affiliates	246,886	233,386
Accounts receivable from affiliates	12,914	13,594
Inventories	125,681	129,614
Assets held for sale	23,502	30,348
Prepaid expenses and other current assets	49,584	47,234
Total current assets	775,117	834,399
Investment in unconsolidated affiliates	114,609	126,170
Property and equipment – at cost:
Land and buildings	242,068	250,040
Aircraft and equipment	2,493,370	2,511,131
	2,735,438	2,761,171
Less – Accumulated depreciation and amortization	(715,496)	(693,151)
	2,019,942	2,068,020
Goodwill	19,175	19,907
Other assets	118,955	116,506
Total assets	$3,047,798	$3,165,002

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$100,299	$101,270
Accrued wages, benefits and related taxes	53,979	67,334
Income taxes payable	6,142	8,453
Other accrued taxes	8,573	7,378
Deferred revenue	18,729	15,833
Accrued maintenance and repairs	30,440	28,555
Accrued interest	16,388	16,345
Other accrued liabilities	51,325	65,978
Short-term borrowings and current maturities of long-term debt	1,453,423	1,475,438
Total current liabilities	1,739,298	1,786,584
Long-term debt, less current maturities	10,383	11,096
Accrued pension liabilities	30,526	37,034
Other liabilities and deferred credits	32,302	36,952
Deferred taxes	114,645	115,192
Commitments and contingencies (Note 7)
Stockholders’ investment:
Common stock, $.01 par value, authorized 90,000,000; outstanding: 35,765,275 as of June 30 and 35,526,625 as of March 31 (exclusive of 1,291,441 treasury shares)	385	382
Additional paid-in capital	856,826	852,565
Retained earnings	754,980	788,834
Accumulated other comprehensive loss	(313,918)	(286,094)
Treasury shares, at cost (2,756,419 shares)	(184,796)	(184,796)
Total Bristow Group stockholders’ investment	1,113,477	1,170,891
Noncontrolling interests	7,167	7,253
Total stockholders’ investment	1,120,644	1,178,144
Total liabilities and stockholders’ investment	$3,047,798	$3,165,002
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

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Investment
(Unaudited)
(In thousands, except share amounts)

	Total Bristow Group Stockholders’ Investment
	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Investment
March 31, 2018	$382	35,526,625	$852,565	$788,834	$(286,094)	$(184,796)	$7,253	$1,178,144
Adoption of new accounting guidance (1)	—	—	—	(1,746)	—	—	—	(1,746)
Issuance of common stock	3	238,650	4,261	—	—	—	—	4,264
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(14)	(14)
Currency translation adjustments	—	—	—	—	—	—	(139)	(139)
Net income (loss)	—	—	—	(32,108)	—	—	67	(32,041)
Other comprehensive loss	—	—	—	—	(27,824)	—	—	(27,824)
June 30, 2018	$385	35,765,275	$856,826	$754,980	$(313,918)	$(184,796)	$7,167	$1,120,644
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — BASIS OF PRESENTATION, CONSOLIDATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The condensed consolidated financial statements include the accounts of Bristow Group Inc. and its consolidated entities (“Bristow Group”, the “Company”, “we”, “us”, or “our”) after elimination of all significant intercompany accounts and transactions. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ending March 31, 2019 is referred to as “fiscal year 2019”. Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), the information contained in the following notes to condensed consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and related notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, as amended by the amendment thereto (the “Amended 10-K”), filed with the SEC on June 19, 2019 (the “fiscal year 2018 Financial Statements”). Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the entire fiscal year.
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
Bankruptcy, Restructuring Support Agreement and Going Concern
The Company’s liquidity outlook has changed since the date of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, originally filed with the SEC on August 2, 2018 (the “Original Filing”), resulting in substantial doubt about the Company’s ability to continue as a going concern. In connection with the filing of this Amendment No. 1 (this “Amendment No. 1”) to the Original Filing, applicable accounting rules required the Company to make an updated assessment as to whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern during the twelve months from the date of filing of this Amendment No. 1. This updated assessment included an assessment of the Company’s ability to meet its operating and other contractual cash obligations, including aircraft and other capital purchase commitments and debt service requirements, using available liquidity (cash on hand, operating cash flow and other available cash sources) over the twelve-month period commencing as of the date of the filing of this Amendment No. 1. As a result of this updated assessment, the Company concluded that disclosure should be included in this Amendment No. 1 to express substantial doubt about the Company’s ability to continue as a going concern based on recurring losses from operations and estimates of liquidity during the twelve months from the filing date of this Amendment No. 1 as well as the bankruptcy filings as further discussed below. The delivery of the Amended 10-K with a going concern qualification or explanation constituted an event of default under certain of our secured equipment financings, giving those secured equipment lenders the right to accelerate repayment of the applicable debt, subject to Chapter 11 protections, and triggering cross-default and/or cross-acceleration provisions in substantially all of our other debt instruments should that right to accelerate repayment be exercised.
As a result of the facts and circumstances discussed above , the Company concluded that substantially all debt balances of approximately $1.4 billion should be reclassified from long-term to short-term as of March 31, 2018 within the Amended 10-K and as of June 30, 2018 within this Amendment No. 1 on our condensed consolidated balance sheet.
As discussed in the Explanatory Note included elsewhere in this Quarterly Report, on May 11, 2019, Bristow Group Inc. and its subsidiaries BHNA Holdings Inc., Bristow Alaska Inc., Bristow Helicopters Inc., Bristow U.S. Leasing LLC, Bristow U.S. LLC, BriLog Leasing Ltd. and Bristow Equipment Leasing Ltd. (together, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The Debtors’ Chapter 11 Cases are jointly administered under the caption In re: Bristow Group Inc., et al., Main Case No. 19-32713. The Debtors continue to operate their businesses and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The commencement of the Chapter 11 Cases also constitutes an event of default under certain debt financings, giving those lenders the right to accelerate repayment of the applicable debt, subject to Chapter 11 protections.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2019, we entered into a restructuring support agreement (the “RSA”) on May 10, 2019 with (i) certain holders (the “Supporting Secured Noteholders”) of the Company’s 8.75% Senior Secured Notes due 2023 (the “8.75% Senior Secured Notes”) and (ii) the guarantors of the 8.75% Senior Secured Notes, to support a restructuring of the Company (the “Restructuring”) on the terms set forth in the term sheet contained in an exhibit to the RSA (the “Restructuring Term Sheet”). The RSA contemplates the filing of the Chapter 11 Cases to implement the Restructuring pursuant to a Chapter 11 plan of reorganization (the “Plan”) and the various related transactions set forth in or contemplated by the Restructuring Term Sheet, the DIP Term Sheet (as defined herein) and the other restructuring documents attached to the RSA.
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
The condensed consolidated financial statements included herein have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of the substantial doubt as to the Company’s ability to continue as a going concern. Our ability to continue as a going concern is also contingent upon our ability to comply with the financial and other covenants contained in the Term Loan Credit Agreement entered into on May 10, 2019 (as previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2019) and our ability to successfully develop and, subject to the Bankruptcy Court’s approval, implement the Plan, among other factors.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Immaterial Corrections to Prior Period Financial Information
The consolidated balance sheet and statement of changes in stockholders’ equity included in this Amendment No. 1 reflect immaterial adjustments to the historical balances in retained earnings and accrued wages, benefits and related taxes as of June 30 and March 31, 2018. We made these adjustments in accordance with GAAP, to reflect additional liability related to a vacation accrual for employees in Norway. The adjustment stems from our initial purchase price accounting for the Bristow Norway acquisition in October 2008 and subsequent accounting for employee vacation liability. We evaluated the materiality of the error from both a quantitative and qualitative perspective and concluded that the error was immaterial to our prior period interim and annual consolidated financial statements. Since the revision was not material to any prior period interim or annual consolidated financial statements, no amendments to previously filed interim or annual periodic reports were required. Consequently, we revised the historical consolidated financial information presented herein. Given the historical nature of the adjustment, we recorded a correction within the consolidated statements of stockholders’ investment and redeemable noncontrolling interest to retained earnings as of June 30 and March 31, 2018 of $4.9 million. In addition, below are amounts as reported and as adjusted for each year presented in our condensed consolidated financial statements included in this filing (in thousands):

	As of June 30, 2018			As of March 31, 2018
	As reported	Adjustments	As adjusted	As reported	Adjustments	As adjusted

Accrued wages, benefits and related taxes	49,030	4,949	53,979	62,385	4,949	67,334
Retained earnings	759,929	(4,949)	754,980	793,783	(4,949)	788,834
Total Bristow Group stockholders’ investment	1,118,426	(4,949)	1,113,477	1,175,840	(4,949)	1,170,891
Total stockholders’ investment	1,125,593	(4,949)	1,120,644	1,183,093	(4,949)	1,178,144

The income statement and cash flow impact of this accrual for the three months ended June 30, 2017 and 2018 were not corrected as they were considered to be inconsequential to the Company’s prior period interim and annual consolidated financial statements.

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
Note 4 — DEBT
Debt as of June 30 and March 31, 2018 consisted of the following (in thousands):

	June 30, 2018	March 31, 2018
8.75% Senior Secured Notes due 2023	$346,807	$346,610
4½% Convertible Senior Notes due 2023	108,710	107,397
6¼% Senior Notes due 2022	401,535	401,535
Lombard Debt	195,467	211,087
Macquarie Debt	181,528	185,028
PK Air Debt	225,615	230,000
Airnorth Debt	13,126	13,832
Eastern Airways Debt	11,556	14,519
Other Debt	5,716	3,991
Unamortized debt issuance costs	(26,254)	(27,465)
Total debt	1,463,806	1,486,534
Less short-term borrowings and current maturities of long-term debt	(1,453,423)	(1,475,438)
Total long-term debt	$10,383	$11,096
Short-term borrowings reclassification — The Company’s liquidity outlook has recently changed, resulting in substantial doubt about the Company’s ability to continue as a going concern. As discussed in the Explanatory Note included elsewhere in this Quarterly Report, on May 11, 2019, the Debtors filed the Chapter 11 Cases in the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code. The Debtors’ Chapter 11 Cases are jointly administered under the caption In re: Bristow Group Inc., et al., Main Case No. 19-32713. The Debtors continue to operate their businesses and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Each of the commencement of the Chapter 11 Cases and the delivery of the Amended 10-K with a going concern qualification or explanation constituted an event of default under certain of our secured equipment financings, giving those secured equipment lenders the right to accelerate repayment of the applicable debt, subject to Chapter 11 protections, and triggering cross-default and/or cross-acceleration provisions in substantially all of our other debt instruments should that right to accelerate repayment be exercised. As such, substantially all of our debt is in default and accelerated, but subject to stay under the Bankruptcy Code. As a result of the facts and circumstances discussed above, the Company concluded that substantially all debt balances of approximately $1.4 billion as of March 31, 2018 should be reclassified from long-term to short-term within the Amended 10-K and as of June 30, 2018 within this Amendment No. 1 on our condensed consolidated balance sheet.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Balance Sheet
As of June 30, 2018

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$244,990	$1,514	$70,046	$—	$316,550
Accounts receivable	421,367	492,437	298,278	(952,282)	259,800
Inventories	—	33,018	92,663	—	125,681
Assets held for sale	—	19,856	3,646	—	23,502
Prepaid expenses and other current assets	2,453	5,115	42,016	—	49,584
Total current assets	668,810	551,940	506,649	(952,282)	775,117
Intercompany investment	2,027,774	104,435	133,346	(2,265,555)	—
Investment in unconsolidated affiliates	—	—	114,609	—	114,609
Intercompany notes receivable	170,513	36,358	159,884	(366,755)	—
Property and equipment—at cost:
Land and buildings	4,806	58,089	179,173	—	242,068
Aircraft and equipment	156,500	1,318,149	1,018,721	—	2,493,370
	161,306	1,376,238	1,197,894	—	2,735,438
Less: Accumulated depreciation and amortization	(42,846)	(279,325)	(393,325)	—	(715,496)
	118,460	1,096,913	804,569	—	2,019,942
Goodwill	—	—	19,175	—	19,175
Other assets	4,221	1,357	113,377	—	118,955
Total assets	$2,989,778	$1,791,003	$1,851,609	$(3,584,592)	$3,047,798

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$374,301	$405,656	$250,703	$(930,361)	$100,299
Accrued liabilities	51,808	2,607	151,734	(20,573)	185,576
Short-term borrowings and current maturities of long-term debt	842,258	284,994	326,171	—	1,453,423
Total current liabilities	1,268,367	693,257	728,608	(950,934)	1,739,298
Long-term debt, less current maturities	—	—	10,383	—	10,383
Intercompany notes payable	133,078	197,397	37,382	(367,857)	—
Accrued pension liabilities	—	—	30,526	—	30,526
Other liabilities and deferred credits	12,042	7,635	12,625	—	32,302
Deferred taxes	69,311	26,726	18,608	—	114,645
Stockholders’ investment:
Common stock	385	4,996	131,317	(136,313)	385
Additional paid-in-capital	856,826	29,387	284,048	(313,435)	856,826
Retained earnings	754,980	831,111	309,333	(1,140,444)	754,980
Accumulated other comprehensive income (loss)	78,306	494	282,891	(675,609)	(313,918)
Treasury shares	(184,796)	—	—	—	(184,796)
Total Bristow Group stockholders’ investment	1,505,701	865,988	1,007,589	(2,265,801)	1,113,477
Noncontrolling interests	1,279	—	5,888	—	7,167
Total stockholders’ investment	1,506,980	865,988	1,013,477	(2,265,801)	1,120,644
Total liabilities and stockholders’ investment	$2,989,778	$1,791,003	$1,851,609	$(3,584,592)	$3,047,798

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
Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Bristow Group Inc. and subsidiaries (the Company) as of June 30, 2018, the related condensed consolidated statements of operations and comprehensive loss, for the three-month periods ended June 30, 2018 and 2017, the related condensed consolidated statements of cash flows for the three-month periods ended June 30, 2018 and 2017, and the related condensed consolidated statements of changes in stockholders’ investment for the three-month period ended June 30, 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of March 31, 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ investment and redeemable noncontrolling interest, and cash flows for the year then ended (not presented herein); and in our report dated May 23, 2018, except for the going concern, Note 1 related to the bankruptcy, restructuring support agreement and immaterial corrections to prior period financial information, and Note 4 for the short-term borrowings reclassification, and the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to compliance with non-financial covenants underlying the Company’s secured financing and lease agreements, as to which the date is June 19, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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

/s/ KPMG LLP
Houston, Texas
August 2, 2018, except for the going concern, Note 1 related to the bankruptcy, restructuring support agreement and immaterial corrections to prior period financial information, and Note 4 for the short-term borrowings reclassification, and the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to compliance with non-financial covenants underlying the Company’s secured financing and lease agreements, as to which the date is June 19, 2019.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, as amended by the amendment thereto (the “Amended 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) on June 19, 2019 (the “fiscal year 2018 Annual Report” or the “2018 Annual Report”), and the MD&A contained therein. In the discussion that follows, the terms “Current Quarter” and “Comparable Quarter” refer to the three months ended June 30, 2018 and 2017, respectively. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ending March 31, 2019 is referred to as “fiscal year 2019”.
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

The following table summarizes our significant contractual obligations and other commercial commitments on an undiscounted basis as of June 30, 2018 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings as of June 30, 2018 based on the contractual terms and has not been amended to reclassify substantially all of our long-term debt as current for any possible accelerations as discussed in the Explanatory Note included elsewhere in this Quarterly Report. Additional details regarding these obligations are provided in Notes 4, 5, 7 and 9 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2018 Annual Report and in Notes 4, 5, 7 and 9 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

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
The Company’s liquidity outlook has changed since the date of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, originally filed with the SEC on August 2, 2018 (the “Original Filing”), resulting in substantial doubt about the Company’s ability to continue as a going concern.
As discussed in the Explanatory Note included elsewhere in this Quarterly Report, on May 11, 2019, Bristow Group Inc. and its subsidiaries BHNA Holdings Inc., Bristow Alaska Inc., Bristow Helicopters Inc., Bristow U.S. Leasing LLC, Bristow U.S. LLC, BriLog Leasing Ltd. and Bristow Equipment Leasing Ltd. (together, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The Debtors’ Chapter 11 Cases are jointly administered under the caption In re: Bristow Group Inc., et al., Main Case No. 19-32713. The Debtors continue to operate their businesses and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Each of the commencement of the Chapter 11 Cases and the delivery of the Amended 10-K with a going concern qualification or explanation constituted an event of default under certain of our secured equipment financings, giving those secured equipment lenders the right to accelerate repayment of the applicable debt, subject to Chapter 11 protections, and triggering cross-default and/or cross-acceleration provisions in substantially all of our other debt instruments should that right to accelerate repayment be exercised. As such, substantially all of our debt is in default and accelerated, but subject to stay under the Bankruptcy Code.
As a result of the facts and circumstances discussed above, the Company concluded that substantially all debt balances of approximately $1.4 billion should be reclassified from long-term to short-term as of March 31, 2018 within the Amended 10-K and as of June 30, 2018 within this Amendment No. 1 to the Original Filing on our condensed consolidated balance sheet.
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
Item 4.    Controls and Procedures.
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Subsequent to the evaluation made in connection with the Original Filing and in connection with the evaluation and procedures carried out in connection with our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2018, our management, including L. Don Miller, our current Chief Executive Officer (“CEO”), and Brian J. Allman, our current Chief Financial Officer (“CFO”), re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures. As a result of the material weakness in internal control over financial reporting described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2018.
As discussed in the Explanatory Note included elsewhere in this Quarterly Report, as a result of updating our going concern assessment and filing of the Amended 10-K with such a going concern qualification or explanation, an event of default will exist under certain secured equipment financings and trigger cross-default and/or cross-acceleration provisions in substantially all of our debt instruments. As a result, we reclassified $1.4 billion as of June 30 and March 31, 2018 from long-term to short-term on our condensed consolidated balance sheets. For a discussion of changes made to the financial statements that were not related to the material weakness described below, see Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.
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
Subsequent to the assessment made in connection with the Original Filing, our management, including our CEO and CFO, with the oversight of our Board of Directors, re-evaluated the effectiveness of the design and operation of our internal control over financial reporting as of March 31, 2018. The assessment was based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 in Internal Control - Integrated Framework.  In connection with this assessment, management identified the following deficiency that we considered a material weakness in the Company’s internal control over financial reporting. We did not appropriately consider the requirements under certain of our secured financing and lease agreements and our obligation to monitor compliance with the underlying non-financial covenants.  As such, we did not appropriately consider the related financial reporting risks and changes in our lending agreements resulting in not implementing controls to determine compliance with non-financial covenants in certain of our secured financing and lease agreements.
The material weakness did not result in any corrected misstatements to the financial statements and there were no changes in previously released financial results as a result of the material weakness. Because of the material weakness described above, management concluded that, as of March 31, 2018, our internal control over financial reporting was not effective. For a discussion of changes made to the financial statements that were not related to the material weakness, see Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.
The effectiveness of the Company’s internal control over financial reporting as of March 31, 2018 has been audited by KPMG, and KPMG has issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018, which is included in our Amended 10-K.

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
MATERIAL CHANGES IN INTERNAL CONTROL
Other than the material weakness discussed above, our management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities
Not applicable.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Exhibit

10.1†	Summary of Terms and Conditions of Officer Nonqualified Stock Option Award (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2018).

10.2†
Summary of Terms and Conditions of Salary Grade 7 and Above Restricted Stock Unit Award (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 8, 2018).

10.3†	Summary of Terms and Conditions of Officer Performance Cash Award (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 8, 2018).

10.4†	Bristow Group Inc. Fiscal Year 2019 Annual Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 8, 2018).

10.5†
Supplement to Bristow Group Inc. Fiscal Year 2019 Annual Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 8, 2018).

15.1*	Letter from KPMG LLP dated August 2, 2018, regarding unaudited interim information.

31.1+	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant dated August 2, 2018.

31.2+	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant dated August 2, 2018.

31.3++	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant dated June 19, 2019.

31.4++	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant dated June 19, 2019.

32.1+	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 2, 2018.

32.2+	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 2, 2018.

32.3++	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated June 19, 2019.

32.4++	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated June 19, 2019.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed previously with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 filed on August 2, 2018.

+	Furnished previously with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 filed on August 2, 2018.

++	Furnished herewith.

†	Compensatory Plan or Arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOW GROUP INC.

By:	/s/ Brian J. Allman
Brian J. Allman Senior Vice President and Chief Financial Officer

By:	/s/ Chris Gillette
Chris Gillette Chief Accounting Officer
June 19, 2019