Form 10-Q/A
period 2018-09-30
Bristow Group Inc
filed 2019-06-19
CIK 73887

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
35,798,185 shares of Common Stock, $.01 par value

EXPLANATORY NOTE
This Amended Quarterly Report on Form 10-Q/A is filed by Bristow Group Inc., which we refer to as “Bristow Group” or the “Company.”  We use the pronouns “we”, “our” and “us” and the term “Bristow Group” to refer collectively to Bristow Group and its consolidated subsidiaries and affiliates, unless the context indicates otherwise. We are filing this Amendment No. 1 (this “Amendment No. 1”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 9, 2018 (the “Original Filing”), to (i) reflect a change in management’s assessment of our disclosure controls and procedures, (ii) revise the Company’s previously reported condensed consolidated financial statements to reclassify substantially all debt balances from long-term to short-term as explained in Notes 1 and 4 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report, (iii) include disclosures regarding the Company’s ability to continue as a going concern and for immaterial corrections to prior year financial information and (iv) include a revised report of KPMG LLP (“KPMG”), our Independent Registered Public Accounting Firm, with respect to its review of the condensed consolidated financial statements included herein.
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
In addition, under certain of our secured equipment financings, we are required to deliver audited annual consolidated financial statements without a going concern qualification or explanation. On June 19, 2019, we filed an amendment to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018 (the “Amended 10-K”) with such a going concern qualification or explanation, and the revised report of KPMG on the consolidated financial statements included in the Amended 10-K included an explanatory paragraph expressing uncertainty as to the Company’s ability to continue as a going concern. As a result of the delivery of the Amended 10-K with a going concern qualification or explanation, an event of default exists under those secured equipment financings, giving those secured equipment lenders the right to accelerate repayment of the applicable debt, subject to Chapter 11 protections, and triggering cross-default and/or cross-acceleration provisions in substantially all of our other debt instruments should that right to accelerate repayment be exercised.
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
In connection with the Original Filing, we carried out an evaluation, under the supervision of and with the participation of our management, including Jonathan E. Baliff, our previous Chief Executive Officer (“Previous CEO”), and L. Don Miller, our previous Chief Financial Officer (“Previous CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act) as of September 30, 2018. Based on that evaluation, our Previous CEO and Previous CFO concluded that such disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and such information is accumulated and communicated to our management as appropriate to allow for timely decisions regarding required disclosure under the Exchange Act.
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
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$307,791	$380,223
Accounts receivable from non-affiliates	218,792	233,386
Accounts receivable from affiliates	13,029	13,594
Inventories	117,706	129,614
Assets held for sale	24,176	30,348
Prepaid expenses and other current assets	46,603	47,234
Total current assets	728,097	834,399
Investment in unconsolidated affiliates	110,637	126,170
Property and equipment – at cost:
Land and buildings	243,245	250,040
Aircraft and equipment	2,491,291	2,511,131
	2,734,536	2,761,171
Less – Accumulated depreciation and amortization	(848,271)	(693,151)
	1,886,265	2,068,020
Goodwill	18,778	19,907
Other assets	117,027	116,506
Total assets	$2,860,804	$3,165,002

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$103,510	$101,270
Accrued wages, benefits and related taxes	51,960	67,334
Income taxes payable	6,809	8,453
Other accrued taxes	9,095	7,378
Deferred revenue	13,733	15,833
Accrued maintenance and repairs	28,372	28,555
Accrued interest	17,154	16,345
Other accrued liabilities	52,735	65,978
Short-term borrowings and current maturities of long-term debt	1,439,931	1,475,438
Total current liabilities	1,723,299	1,786,584
Long-term debt, less current maturities	9,778	11,096
Accrued pension liabilities	28,484	37,034
Other liabilities and deferred credits	31,639	36,952
Deferred taxes	97,372	115,192
Commitments and contingencies (Note 7)
Stockholders’ investment:
Common stock, $.01 par value, authorized 90,000,000; outstanding: 35,798,185 as of September 30, 2018 and 35,526,625 as of March 31, 2018 (exclusive of 1,291,441 treasury shares)	385	382
Additional paid-in capital	858,809	852,565
Retained earnings	610,790	788,834
Accumulated other comprehensive loss	(322,015)	(286,094)
Treasury shares, at cost (2,756,419 shares)	(184,796)	(184,796)
Total Bristow Group stockholders’ investment	963,173	1,170,891
Noncontrolling interests	7,059	7,253
Total stockholders’ investment	970,232	1,178,144
Total liabilities and stockholders’ investment	$2,860,804	$3,165,002
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

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Investment
(Unaudited)
(In thousands, except share amounts)

	Total Bristow Group Stockholders’ Investment
	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Investment
March 31, 2018	$382	35,526,625	$852,565	$788,834	$(286,094)	$(184,796)	$7,253	$1,178,144
Adoption of new accounting guidance (1)	—	—	—	(1,746)	—	—	—	(1,746)
Issuance of common stock	3	238,650	4,261	—	—	—	—	4,264
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(14)	(14)
Currency translation adjustments	—	—	—	—	—	—	(139)	(139)
Net income (loss)	—	—	—	(32,108)	—	—	67	(32,041)
Other comprehensive loss	—	—	—	—	(27,824)	—	—	(27,824)
June 30, 2018	$385	35,765,275	$856,826	$754,980	$(313,918)	$(184,796)	$7,167	$1,120,644
Issuance of common stock	—	32,910	1,983	—	—	—	—	1,983
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(13)	(13)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(580)	(580)
Currency translation adjustments	—	—	—	—	—	—	(32)	(32)
Net income (loss)	—	—	—	(144,190)	—	—	517	(143,673)
Other comprehensive loss	—	—	—	—	(8,097)	—	—	(8,097)
September 30, 2018	$385	35,798,185	$858,809	$610,790	$(322,015)	$(184,796)	$7,059	$970,232
_____________

(1)
Cumulative-effect adjustment upon the adoption of new accounting guidance related to current and deferred income taxes for intra-entity transfer of assets other than inventory. For further details, see Note 1.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Investment— (Continued)
(Unaudited)
(In thousands, except share amounts)

		Total Bristow Group Stockholders’ Investment
	Redeemable Noncontrolling Interest	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Investment
March 31, 2017	$6,886	$379	35,213,991	$809,995	$986,957	$(328,277)	$(184,796)	$5,025	$1,289,283
Issuance of common stock	—	1	89,849	3,862	—	—	—	—	3,863
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	(12)	(12)
Common stock dividends ($0.07 per share)	—	—	—	—	(2,465)	—	—	—	(2,465)
Currency translation adjustments	258	—	—	—	—	—	—	52	52
Net income (loss)	(795)	—	—	—	(55,275)	—	—	325	(54,950)
Other comprehensive loss	—	—	—	—	—	10,070	—	—	10,070
June 30, 2017	$6,349	$380	35,303,840	$813,857	$929,217	$(318,207)	$(184,796)	$5,390	$1,245,841
Issuance of common stock	—	1	57,696	2,133	—	—	—	—	2,134
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	(11)	(11)
Currency translation adjustments	194	—	—	—	—	—	—	43	43
Net income (loss)	(541)	—	—	—	(31,209)	—	—	353	(30,856)
Other comprehensive loss	—	—	—	—	—	10,928	—	—	10,928
September 30, 2017	$6,002	$381	35,361,536	$815,990	$898,008	$(307,279)	$(184,796)	$5,775	$1,228,079

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
Bankruptcy, Restructuring Support Agreement and Going Concern
The Company’s liquidity outlook has changed since the date of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, originally filed with the SEC on November 9, 2018 (the “Original Filing”), resulting in substantial doubt about the Company’s ability to continue as a going concern. In connection with the filing of this Amendment No. 1 (this “Amendment No. 1”) to the Original Filing, applicable accounting rules required the Company to make an updated assessment as to whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern during the twelve months from the date of filing of this Amendment No. 1. This updated assessment included an assessment of the Company’s ability to meet its operating and other contractual cash obligations, including aircraft and other capital purchase commitments and debt service requirements, using available liquidity (cash on hand, operating cash flow and other available cash sources) over the twelve-month period commencing as of the date of the filing of this Amendment No. 1. As a result of this updated assessment, the Company concluded that disclosure should be included in this Amendment No. 1 to express substantial doubt about the Company’s ability to continue as a going concern based on recurring losses from operations and estimates of liquidity during the twelve months from the filing date of this Amendment No. 1 as well as the bankruptcy filings as further discussed below. The delivery of the Amended 10-K with a going concern qualification or explanation constituted an event of default under certain of our secured equipment financings, giving those secured equipment lenders the right to accelerate repayment of the applicable debt, subject to Chapter 11 protections, and triggering cross-default and/or cross-acceleration provisions in substantially all of our other debt instruments should that right to accelerate repayment be exercised.
As a result of the facts and circumstances discussed above, the Company concluded that substantially all debt balances of approximately $1.4 billion should be reclassified from long-term to short-term as of March 31, 2018 within the Amended 10-K and as of September 30, 2018 within this Amendment No. 1 on our condensed consolidated balance sheet.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Immaterial Corrections to Prior Period Financial Information
The consolidated balance sheet and statement of changes in stockholders’ equity included in this Amendment No. 1 reflect immaterial adjustments to the historical balances in retained earnings and accrued wages, benefits and related taxes as of September 30 and March 31, 2018. We made these adjustments in accordance with GAAP, to reflect additional liability related to a vacation accrual for employees in Norway. The adjustment stems from our initial purchase price accounting for the Bristow Norway acquisition in October 2008 and subsequent accounting for employee vacation liability. We evaluated the materiality of the error from both a quantitative and qualitative perspective and concluded that the error was immaterial to our prior period interim and annual consolidated financial statements. Since the revision was not material to any prior period interim or annual consolidated financial statements, no amendments to previously filed interim or annual periodic reports were required. Consequently, we revised the historical consolidated financial information presented herein. Given the historical nature of the adjustment, we recorded a correction within the consolidated statements of stockholders’ investment and redeemable noncontrolling interest to retained earnings as of September 30 and March 31, 2018 of $4.9 million. In addition, below are amounts as reported and as adjusted for each year presented in our condensed consolidated financial statements included in this filing (in thousands):

	As of September 30, 2018			As of March 31, 2018
	As reported	Adjustments	As adjusted	As reported	Adjustments	As adjusted

Accrued wages, benefits and related taxes	47,011	4,949	51,960	62,385	4,949	67,334
Retained earnings	615,739	(4,949)	610,790	793,783	(4,949)	788,834
Total Bristow Group stockholders’ investment	968,122	(4,949)	963,173	1,175,840	(4,949)	1,170,891
Total stockholders’ investment	975,181	(4,949)	970,232	1,183,093	(4,949)	1,178,144

The income statement and cash flow impact of this accrual for the three and six months ended September 30, 2017 and 2018 were not corrected as they were considered to be inconsequential to the Company’s prior period interim and annual consolidated financial statements.
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
Note 4 — DEBT
Debt as of September 30 and March 31, 2018 consisted of the following (in thousands):

	September 30, 2018	March 31, 2018
8.75% Senior Secured Notes due 2023	$347,006	$346,610
4½% Convertible Senior Notes due 2023	110,102	107,397
6¼% Senior Notes due 2022	401,535	401,535
Lombard Debt	189,909	211,087
Macquarie Debt	178,028	185,028
PK Air Debt	221,161	230,000
Airnorth Debt	12,434	13,832
Eastern Airways Debt	7,531	14,519
Other Debt	6,833	3,991
Unamortized debt issuance costs	(24,830)	(27,465)
Total debt	1,449,709	1,486,534
Less short-term borrowings and current maturities of long-term debt	(1,439,931)	(1,475,438)
Total long-term debt	$9,778	$11,096
Short-term borrowings reclassification — The Company’s liquidity outlook has recently changed, resulting in substantial doubt about the Company’s ability to continue as a going concern. As discussed in the Explanatory Note included elsewhere in this Quarterly Report, on May 11, 2019, the Debtors filed the Chapter 11 Cases in the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code. The Debtors’ Chapter 11 Cases are jointly administered under the caption In re: Bristow Group Inc., et al., Main Case No. 19-32713. The Debtors continue to operate their businesses and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Each of the commencement of the Chapter 11 Cases and the delivery of the Amended 10-K with a going concern qualification or explanation constituted an event of default under certain of our secured equipment financings, giving those secured equipment lenders the right to accelerate repayment of the applicable debt, subject to Chapter 11 protections, and triggering cross-default and/or cross-acceleration provisions in substantially all of our other debt instruments should that right to accelerate repayment be exercised. As such, substantially all of our debt is in default and accelerated, but subject to stay under the Bankruptcy Code. As a result of the facts and circumstances discussed above, the Company concluded that substantially all debt balances of approximately $1.4 billion as of March 31, 2018 should be reclassified from long-term to short-term within the Amended 10-K and as of September 30, 2018 within this Amendment No. 1 on our condensed consolidated balance sheet.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Balance Sheet
As of September 30, 2018

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$236,075	$1,131	$70,585	$—	$307,791
Accounts receivable	438,878	508,873	291,308	(1,007,238)	231,821
Inventories	—	36,637	81,069	—	117,706
Assets held for sale	—	19,856	4,320	—	24,176
Prepaid expenses and other current assets	2,608	2,802	41,193	—	46,603
Total current assets	677,561	569,299	488,475	(1,007,238)	728,097
Intercompany investment	1,899,228	104,435	131,710	(2,135,373)	—
Investment in unconsolidated affiliates	—	—	110,637	—	110,637
Intercompany notes receivable	124,389	9,229	159,725	(293,343)	—
Property and equipment—at cost:
Land and buildings	4,806	58,089	180,350	—	243,245
Aircraft and equipment	157,378	1,317,739	1,016,174	—	2,491,291
	162,184	1,375,828	1,196,524	—	2,734,536
Less: Accumulated depreciation and amortization	(45,937)	(384,448)	(417,886)	—	(848,271)
	116,247	991,380	778,638	—	1,886,265
Goodwill	—	—	18,778	—	18,778
Other assets	4,303	2,026	110,698	—	117,027
Total assets	$2,821,728	$1,676,369	$1,798,661	$(3,435,954)	$2,860,804

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$397,602	$428,348	$276,016	$(998,456)	$103,510
Accrued liabilities	53,851	(5,771)	139,516	(7,738)	179,858
Short-term borrowings and current maturities of long-term debt	844,562	278,669	316,700	—	1,439,931
Total current liabilities	1,296,015	701,246	732,232	(1,006,194)	1,723,299
Long-term debt, less current maturities	—	—	9,778	—	9,778
Intercompany notes payable	105,791	168,885	19,769	(294,445)	—
Accrued pension liabilities	—	—	28,484	—	28,484
Other liabilities and deferred credits	12,177	7,253	12,209	—	31,639
Deferred taxes	42,991	27,343	27,038	—	97,372
Stockholders’ investment:
Common stock	385	4,996	131,317	(136,313)	385
Additional paid-in-capital	858,809	29,387	284,048	(313,435)	858,809
Retained earnings	610,790	736,924	279,532	(1,016,456)	610,790
Accumulated other comprehensive income (loss)	78,306	335	268,455	(669,111)	(322,015)
Treasury shares	(184,796)	—	—	—	(184,796)
Total Bristow Group stockholders’ investment	1,363,494	771,642	963,352	(2,135,315)	963,173
Noncontrolling interests	1,260	—	5,799	—	7,059
Total stockholders’ investment	1,364,754	771,642	969,151	(2,135,315)	970,232
Total liabilities and stockholders’ investment	$2,821,728	$1,676,369	$1,798,661	$(3,435,954)	$2,860,804

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

/s/ KPMG LLP
Houston, Texas
November 9, 2018, except for the going concern, Note 1 related to the bankruptcy, restructuring support agreement and immaterial corrections to prior period financial information, and Note 4 for the short-term borrowings reclassification, and the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to compliance with non-financial covenants underlying the Company’s secured financing and lease agreements, as to which the date is June 19, 2019.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, as amended by the amendment thereto (the “Amended 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) on June 19, 2019 (the “fiscal year 2018 Annual Report” or the “fiscal year 2018 Annual Report”), and the MD&A contained therein. In the discussion that follows, the terms “Current Quarter” and “Comparable Quarter” refer to the three months ended September 30, 2018 and 2017, respectively, and the terms “Current Period” and “Comparable Period” refer to the six months ended September 30, 2018 and 2017, respectively. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ending March 31, 2019 is referred to as “fiscal year 2019”.
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

Executive Overview
This Executive Overview only includes what management considers to be the most important information and analysis for evaluating our financial condition and operating performance. It provides the context for the discussion and analysis of the financial information that follows and does not disclose every item impacting our financial condition and operating performance. For a discussion of the Chapter 11 Cases (as defined herein), please see the Explanatory Note and “Liquidity and Capital Resources —Financial Condition and Sources of Liquidity” included elsewhere in this Quarterly Report.
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
The following table summarizes our significant contractual obligations and other commercial commitments on an undiscounted basis as of September 30, 2018 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings as of September 30, 2018 based on the contractual terms and has not been amended to reclassify substantially all of our long-term debt as current for any possible accelerations as discussed in the Explanatory Note included elsewhere in this Quarterly Report. Additional details regarding these obligations are provided in Notes 4, 5, 7 and 9 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2018 Annual Report and in Notes 4, 5, 7 and 9 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

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
The Company’s liquidity outlook has changed since the date of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, originally filed with the SEC on November 9, 2018 (the “Original Filing”), resulting in substantial doubt about the Company’s ability to continue as a going concern.
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
As a result of the facts and circumstances discussed above, the Company concluded that substantially all debt balances of approximately $1.4 billion should be reclassified from long-term to short-term as of March 31, 2018 within the Amended 10-K and as of September 30, 2018 within this Amendment No. 1 to the Original Filing on our condensed consolidated balance sheet.

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
As discussed in the Explanatory Note included elsewhere in this Quarterly Report, as a result of updating our going concern assessment and filing of the Amended 10-K with such a going concern qualification or explanation, an event of default will exist under certain secured equipment financings and trigger cross-default and/or cross-acceleration provisions in substantially all of our debt instruments. As a result, we reclassified $1.4 billion as of September 30 and March 31, 2018 from long-term to short-term on our condensed consolidated balance sheets. For a discussion of changes made to the financial statements that were not related to the material weakness described below, see Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.
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
MATERIAL CHANGES IN INTERNAL CONTROL
Other than the material weakness discussed above, our management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.    Exhibits
The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Exhibit

10.1†	Deferred Compensation Plan of Bristow Group Inc., as amended and restated effective as of August 1, 2008.

15.1*	Letter from KPMG LLP dated November 9, 2018, regarding unaudited interim information.

31.1+	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant dated November 9, 2018.

31.2+	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant dated November 9, 2018.

31.3++	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant dated June 9, 2019.

31.4++	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant dated June 9, 2019.

32.1+	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 9, 2018.

32.2+	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 9, 2018.

32.3++	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated June 9, 2019.

32.4++	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated June 9, 2019.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed previously with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 filed on November 9, 2018.

+	Furnished previously with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 filed on November 9, 2018.

++	Furnished herewith.

†	Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOW GROUP INC.

By:	/s/ Brian J. Allman
Brian J. Allman Senior Vice President and Chief Financial Officer

By:	/s/ Chris Gillette
Chris Gillette Chief Accounting Officer
June 19, 2019