Form 10-Q
period 2018-12-31
Bristow Group Inc
filed 2019-06-19
CIK 73887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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
☐ Yes ☑ No
Indicate the number shares outstanding of each of the issuer’s classes of Common Stock, as of June 14, 2019.
35,918,916 shares of Common Stock, $.01 par value

BRISTOW GROUP INC.
INDEX — FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017

	(Unaudited) (In thousands, except per share amounts)
Revenue:
Operating revenue from non-affiliates	$303,206	$328,944	$963,252	$991,655
Operating revenue from affiliates	13,885	16,584	39,537	51,594
Reimbursable revenue from non-affiliates	14,238	15,207	47,091	43,271
	331,329	360,735	1,049,880	1,086,520
Operating expense:
Direct cost	262,039	271,894	819,307	842,216
Reimbursable expense	13,862	14,725	44,960	42,365
Depreciation and amortization	30,615	31,682	92,045	94,119
General and administrative	40,742	43,366	119,682	138,695
	347,258	361,667	1,075,994	1,117,395

Loss on impairment	—	—	(117,220)	(1,192)
Loss on disposal of assets	(16,015)	(4,591)	(18,986)	(12,418)
Earnings (losses) from unconsolidated affiliates, net	780	1,996	(2,333)	3,394
Operating loss	(31,164)	(3,527)	(164,653)	(41,091)

Interest expense, net	(27,113)	(19,093)	(80,690)	(53,677)
Other income (expense), net	(3,660)	(736)	(10,814)	235
Loss before benefit (provision) for income taxes	(61,937)	(23,356)	(256,157)	(94,533)
Benefit (provision) for income taxes	(23,764)	13,419	(5,258)	(2,546)
Net loss	(85,701)	(9,937)	(261,415)	(97,079)
Net (income) loss attributable to noncontrolling interests	(243)	1,664	(827)	2,322
Net loss attributable to Bristow Group	$(85,944)	$(8,273)	$(262,242)	$(94,757)

Loss per common share:
Basic	$(2.40)	$(0.23)	$(7.34)	$(2.69)
Diluted	$(2.40)	$(0.23)	$(7.34)	$(2.69)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017

	(Unaudited) (In thousands)
Net loss	$(85,701)	$(9,937)	$(261,415)	$(97,079)
Other comprehensive loss:
Currency translation adjustments	(6,462)	(57)	(43,462)	20,394
Pension liability adjustment, net of tax benefit of $0.5 million, zero, $0.5 million, and zero, respectively	(2,410)	—	(2,410)	—
Unrealized gain (loss) on cash flow hedges, net of tax benefit (provision) of zero, zero, $0.2 million and zero, respectively	(5)	—	1,245	—
Total comprehensive loss	(94,578)	(9,994)	(306,042)	(76,685)

Net (income) loss attributable to noncontrolling interests	(243)	1,664	(827)	2,322
Currency translation adjustments attributable to noncontrolling interests	(52)	(17)	(223)	530
Total comprehensive (income) loss attributable to noncontrolling interests	(295)	1,647	(1,050)	2,852
Total comprehensive loss attributable to Bristow Group	$(94,873)	$(8,347)	$(307,092)	$(73,833)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	December 31, 2018	March 31, 2018
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$231,326	$380,223
Accounts receivable from non-affiliates	204,641	233,386
Accounts receivable from affiliates	13,186	13,594
Inventories	115,254	129,614
Assets held for sale	22,485	30,348
Prepaid expenses and other current assets	48,646	47,234
Total current assets	635,538	834,399
Investment in unconsolidated affiliates	113,974	126,170
Property and equipment – at cost:
Land and buildings	240,201	250,040
Aircraft and equipment	2,479,543	2,511,131
	2,719,744	2,761,171
Less – Accumulated depreciation and amortization	(872,201)	(693,151)
	1,847,543	2,068,020
Goodwill	18,271	19,907
Other assets	116,418	116,506
Total assets	$2,731,744	$3,165,002

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$91,916	$101,270
Accrued wages, benefits and related taxes	52,073	67,334
Income taxes payable	5,169	8,453
Other accrued taxes	5,628	7,378
Deferred revenue	9,966	15,833
Accrued maintenance and repairs	26,620	28,555
Accrued interest	18,317	16,345
Other accrued liabilities	38,692	65,978
Short-term borrowings and current maturities of long-term debt	1,421,050	1,475,438
Total current liabilities	1,669,431	1,786,584
Long-term debt, less current maturities	9,174	11,096
Accrued pension liabilities	28,036	37,034
Other liabilities and deferred credits	28,573	36,952
Deferred taxes	119,057	115,192
Commitments and contingencies (Note 8)
Stockholders’ investment:
Common stock, $.01 par value, authorized 90,000,000; outstanding: 35,798,185 as of December 31, 2018 and 35,526,625 as of March 31, 2018 (exclusive of 1,291,441 treasury shares)	385	382
Additional paid-in capital	860,745	852,565
Retained earnings	524,846	788,834
Accumulated other comprehensive loss	(330,944)	(286,094)
Treasury shares, at cost (2,756,419 shares)	(184,796)	(184,796)
Total Bristow Group stockholders’ investment	870,236	1,170,891
Noncontrolling interests	7,237	7,253
Total stockholders’ investment	877,473	1,178,144
Total liabilities and stockholders’ investment	$2,731,744	$3,165,002
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended December 31,
	2018	2017

	(Unaudited) (In thousands)
Cash flows from operating activities:
Net loss	$(261,415)	$(97,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	92,045	94,119
Deferred income taxes	(5,848)	(14,665)
Write-off of deferred financing fees	—	1,138
Discount amortization on long-term debt	4,713	343
Loss on disposal of assets	18,986	12,418
Loss on impairment	117,220	1,192
Deferral of lease payments	3,967	2,423
Stock-based compensation	5,651	8,776
Equity in earnings from unconsolidated affiliates less than (in excess of) dividends received	2,518	(3,185)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	16,063	(3,785)
Inventories	(3,065)	(4,618)
Prepaid expenses and other assets	(1,571)	10,250
Accounts payable	(1,956)	(14,540)
Accrued liabilities	(47,390)	(5,528)
Other liabilities and deferred credits	(8,820)	3,434
Net cash used in operating activities	(68,902)	(9,307)
Cash flows from investing activities:
Capital expenditures	(33,711)	(36,441)
Proceeds from asset dispositions	9,093	48,547
Proceeds from OEM cost recoveries	—	94,463
Net cash provided by (used in) investing activities	(24,618)	106,569
Cash flows from financing activities:
Proceeds from borrowings	387	548,768
Debt issuance costs	(2,599)	(11,653)
Repayment of debt	(49,116)	(609,667)
Purchase of 4½% Convertible Senior Notes call option	—	(40,393)
Proceeds from issuance of warrants	—	30,259
Partial prepayment of put/call obligation	(40)	(36)
Dividends paid to noncontrolling interest	(580)	—
Common stock dividends paid	—	(2,465)
Issuance of common stock	2,830	—
Repurchases for tax withholdings on vesting of equity awards	(1,505)	(591)
Net cash used in financing activities	(50,623)	(85,778)
Effect of exchange rate changes on cash and cash equivalents	(4,754)	9,708
Net increase (decrease) in cash and cash equivalents	(148,897)	21,192
Cash and cash equivalents at beginning of period	380,223	96,656
Cash and cash equivalents at end of period	$231,326	$117,848
Cash paid during the period for:
Interest	$73,604	$69,896
Income taxes	$13,500	$20,440
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Investment
(Unaudited)
(In thousands, except share amounts)

	Total Bristow Group Stockholders’ Investment
	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Investment
March 31, 2018	$382	35,526,625	$852,565	$788,834	$(286,094)	$(184,796)	$7,253	$1,178,144
Adoption of new accounting guidance (1)	—	—	—	(1,746)	—	—	—	(1,746)
Issuance of common stock	3	238,650	4,261	—	—	—	—	4,264
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(14)	(14)
Currency translation adjustments	—	—	—	—	—	—	(139)	(139)
Net income (loss)	—	—	—	(32,108)	—	—	67	(32,041)
Other comprehensive loss	—	—	—	—	(27,824)	—	—	(27,824)
June 30, 2018	385	35,765,275	856,826	754,980	(313,918)	(184,796)	7,167	1,120,644
Issuance of common stock	—	32,910	1,983	—	—	—	—	1,983
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(13)	(13)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(580)	(580)
Currency translation adjustments	—	—	—	—	—	—	(32)	(32)
Net income (loss)	—	—	—	(144,190)	—	—	517	(143,673)
Other comprehensive loss	—	—	—	—	(8,097)	—	—	(8,097)
September 30, 2018	385	35,798,185	858,809	610,790	(322,015)	(184,796)	7,059	970,232
Issuance of common stock	—	—	1,936	—	—	—	—	1,936
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(13)	(13)
Currency translation adjustments	—	—	—	—	—	—	(52)	(52)
Net income (loss)	—	—	—	(85,944)	—	—	243	(85,701)
Other comprehensive loss	—	—	—	—	(8,929)	—	—	(8,929)
December 31, 2018	$385	35,798,185	$860,745	$524,846	$(330,944)	$(184,796)	$7,237	$877,473
_____________

(1)
Cumulative-effect adjustment upon the adoption of new accounting guidance related to current and deferred income taxes for intra-entity transfer of assets other than inventory. For further details, see Note 1.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Investment— (Continued)
(Unaudited)
(In thousands, except share amounts)

		Total Bristow Group Stockholders’ Investment
	Redeemable Noncontrolling Interest	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Investment
March 31, 2017	$6,886	$379	35,213,991	$809,995	$986,957	$(328,277)	$(184,796)	$5,025	$1,289,283
Issuance of common stock	—	1	89,849	3,862	—	—	—	—	3,863
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	(12)	(12)
Common stock dividends ($0.07 per share)	—	—	—	—	(2,465)	—	—	—	(2,465)
Currency translation adjustments	258	—	—	—	—	—	—	52	52
Net income (loss)	(795)	—	—	—	(55,275)	—	—	325	(54,950)
Other comprehensive income	—	—	—	—	—	10,070	—	—	10,070
June 30, 2017	6,349	380	35,303,840	813,857	929,217	(318,207)	(184,796)	5,390	1,245,841
Issuance of common stock	—	1	57,696	2,133	—	—	—	—	2,134
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	(11)	(11)
Currency translation adjustments	194	—	—	—	—	—	—	43	43
Net income (loss)	(541)	—	—	—	(31,209)	—	—	353	(30,856)
Other comprehensive income	—	—	—	—	—	10,928	—	—	10,928
September 30, 2017	6,002	381	35,361,536	815,990	898,008	(307,279)	(184,796)	5,775	1,228,079
Issuance of common stock	—	—	13,844	2,191	—	—	—	—	2,191
Equity component 4½% Convertible Senior Notes issued	—	—	—	36,778	—	—	—	—	36,778
Purchase of 4½% Convertible Senior Notes call option	—	—	—	(40,393)	—	—	—	—	(40,393)
Proceeds from issuance of warrants	—	—	—	30,259	—	—	—	—	30,259
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	(13)	(13)
Currency translation adjustments	37	—	—	—	—	—	—	(54)	(54)
Net income (loss)	(2,180)	—	—	—	(8,273)	—	—	516	(7,757)
Other comprehensive loss	—	—	—	—	—	(74)	—	—	(74)
December 31, 2017	$3,859	$381	35,375,380	$844,825	$889,735	$(307,353)	$(184,796)	$6,224	$1,249,016

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
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated balance sheet of the Company as of December 31, 2018, the consolidated statements of operations and comprehensive loss for the three and nine months ended December 31, 2018 and 2017, the consolidated cash flows for the nine months ended December 31, 2018 and 2017, and the consolidated statements of changes in stockholders’ investment for the three and nine months ended December 31, 2018.
Bankruptcy, Restructuring Support Agreement and Going Concern
The Company’s liquidity outlook has recently changed resulting in substantial doubt about the Company’s ability to continue as a going concern. On May 11, 2019 (the “Petition Date”), Bristow Group Inc. and its subsidiaries BHNA Holdings Inc., Bristow Alaska Inc., Bristow Helicopters Inc., Bristow U.S. Leasing LLC, Bristow U.S. LLC, BriLog Leasing Ltd. and Bristow Equipment Leasing Ltd. (together, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The Debtors’ Chapter 11 Cases are jointly administered under the caption In re: Bristow Group Inc., et al., Main Case No. 19-32713. The Debtors continue to operate their businesses and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
On May 10, 2019, we entered into a restructuring support agreement (the “RSA”) with (i) certain holders (the “Supporting Secured Noteholders”) of the Company’s 8.75% Senior Secured Notes due 2023 (the “8.75% Senior Secured Notes”) and (ii) the guarantors of the 8.75% Senior Secured Notes, to support a restructuring of the Company (the “Restructuring”) on the terms set forth in the term sheet contained in an exhibit to the RSA (the “Restructuring Term Sheet”). The RSA contemplates the filing of the Chapter 11 Cases to implement the Restructuring pursuant to a Chapter 11 plan of reorganization (the “Plan”) and the various related transactions set forth in or contemplated by the Restructuring Term Sheet, the DIP Term Sheet (as defined herein) and the other restructuring documents attached to the RSA.
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
The condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of substantial doubt as to the Company’s ability to continue as a going concern.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Loss on Impairment
Loss on impairment includes the following (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Impairment of inventories	$—	$—	$9,276	$1,192
Impairment of property and equipment (1)	—	—	104,939	—
Impairment of intangible assets	—	—	3,005	—
	$—	$—	$117,220	$1,192
_____________

(1)	Includes impairment of $87.5 million for H225 aircraft and $17.5 million for Eastern Airways International Limited (“Eastern Airways”) aircraft and equipment.
Prior to the three months ended September 30, 2018, we had been actively marketing our H225 aircraft with the expectation of a substantial return of the aircraft to oil and gas service. However, market conditions and more significantly, the recent development of alternative opportunities outside of our traditional oil and gas service for our H225 aircraft and our decision to pursue those opportunities during the three months ended September 30, 2018, indicated a substantial return to oil and gas service within our operations was not likely. Therefore, during the three months ended September 30, 2018, we concluded that cash flows associated with our H225 helicopters were largely independent from the cash flows associated with the remainder of our oil and gas related property and equipment (“oil and gas asset group”) and should be tested for impairment as a stand-alone asset group. In accordance with Accounting Standard Codification (“ASC”) 360-10, we performed an impairment analysis for our stand-alone H225 asset group and determined that the forecasted cash flows over the remaining useful life of the asset group were insufficient to recover the carrying value of the asset group. We determined the fair value of the H225 asset group to be $116.4 million and recorded an impairment charge of $87.5 million. In addition, we performed a review of our H225 aircraft related inventory and recorded an impairment charge of $8.9 million to record the inventory at the lower of cost or net realizable value. These impairments are included in our Corporate and other region in Note 12. The inputs used in our fair value estimates were from Level 3 of the fair value hierarchy discussed in Note 6.
  The removal of the H225 aircraft from our oil and gas asset group and changes in our forecasted cash flows for that asset group during the three months ended September 30, 2018 indicated the need for the performance of a recoverability analysis of the oil and gas asset group. In accordance with ASC 360-10, we estimate future undiscounted cash flows to test the recoverability of our oil and gas asset group, which largely consists of our oil and gas related held for use aircraft. The determination of estimated future undiscounted cash flows required us to use significant unobservable inputs, including assumptions related to projected demand for services, rates and anticipated aircraft disposal values. We determined that the estimated future undiscounted cash flows exceeded the carrying value for our oil and gas asset group as of September 30, 2018, and no impairment was recorded on these assets. Future declines in operating performance, aircraft disposal values, anticipated business outlook, or projected aircraft deliveries currently accounted for as construction in progress may reduce our estimated future undiscounted cash flows and result in impairment of our oil and gas asset group.
  In addition, changes in our forecasted cash flows during the three months ended September 30, 2018 indicated the need for the performance of a recoverability analysis for the airline related assets of Eastern Airways. In accordance with ASC 360-10, we estimate future undiscounted cash flows to test the recoverability of the airline related assets of Eastern Airways for potential impairment. The determination of estimated future undiscounted cash flows required us to use significant unobservable inputs, including assumptions related to projected demand for services and rates. We determined that the estimated future undiscounted cash flows were below the carrying value for our airline related assets of Eastern Airways as of September 30, 2018.  We determined the fair value of the asset group to be $20.5 million and recorded an impairment charge of $17.5 million.  As part of our impairment review of the airline assets of Eastern Airways, we also recorded impairments of $3.0 million related to the remaining intangible assets and $0.3 million related to inventory. These impairments are included in our Europe and Caspian region in Note 12. The inputs used in our fair value estimates were from Level 3 of the fair value hierarchy discussed in Note 6.
No further triggers to review our assets for impairment exist as of December 31, 2018.
During the nine months ended December 31, 2017, as a result of changes in expected future utilization of aircraft within our training fleet we recorded a $1.2 million charge to impair inventory used on our training fleet, which is included in loss on

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

impairment on our condensed consolidated statement of operations. This impairment is included in our Corporate and other region in Note 12.
Foreign Currency
During the three and nine months ended December 31, 2018 and 2017, our primary foreign currency exposure was to the British pound sterling, the euro, the Australian dollar, the Norwegian kroner and the Nigerian naira. The value of these currencies has fluctuated relative to the U.S. dollar as indicated in the following table:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
One British pound sterling into U.S. dollars
High	1.32	1.35	1.43	1.36
Average	1.29	1.33	1.32	1.31
Low	1.25	1.31	1.25	1.24
At period-end	1.27	1.35	1.27	1.35
One euro into U.S. dollars
High	1.16	1.20	1.24	1.20
Average	1.14	1.18	1.17	1.15
Low	1.13	1.16	1.13	1.06
At period-end	1.14	1.20	1.14	1.20
One Australian dollar into U.S. dollars
High	0.74	0.79	0.78	0.81
Average	0.72	0.77	0.74	0.77
Low	0.70	0.75	0.70	0.74
At period-end	0.70	0.78	0.70	0.78
One Norwegian kroner into U.S. dollars
High	0.1227	0.1269	0.1290	0.1294
Average	0.1183	0.1225	0.1215	0.1219
Low	0.1136	0.1193	0.1136	0.1152
At period-end	0.1155	0.1223	0.1155	0.1223
One Nigerian naira into U.S. dollars
High	0.0028	0.0028	0.0028	0.0033
Average	0.0027	0.0028	0.0028	0.0030
Low	0.0027	0.0028	0.0027	0.0027
At period-end	0.0028	0.0028	0.0028	0.0028
_____________
Source: FactSet
Other income (expense), net, in our condensed consolidated statements of operations includes foreign currency transaction losses of $2.8 million and gains of $0.4 million for the three months ended December 31, 2018 and 2017, respectively, and foreign currency transaction losses of $8.1 million and gains of $1.2 million for the nine months ended December 31, 2018 and 2017, respectively. Transaction gains and losses represent the revaluation of monetary assets and liabilities from the currency that will ultimately be settled into the functional currency of the legal entity holding the asset or liability. The most significant items revalued are denominated in U.S. dollars on entities with British pound sterling, Australian dollar and Nigerian naira functional currencies and denominated in British pound sterling on entities with U.S. dollar functional currencies, with transaction gains or losses primarily resulting from the strengthening or weakening of the U.S. dollar versus those other currencies.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Our earnings (losses) from unconsolidated affiliates, net are also affected by the impact of changes in foreign currency exchange rates on the reported results of our unconsolidated affiliates. During the three months ended December 31, 2018 and 2017, earnings (losses) from unconsolidated affiliates, net decreased by $0.2 million and $0.8 million, respectively, and during the nine months ended December 31, 2018 and 2017, earnings (losses) from unconsolidated affiliates, net decreased by $3.8 million and $1.6 million, respectively, as a result of the impact of changes in foreign currency exchange rates on the earnings of our unconsolidated affiliates, primarily the impact of changes in the Brazilian real to U.S. dollar exchange rate on earnings for our affiliate in Brazil. The value of the Brazilian real has fluctuated relative to the U.S. dollar as indicated in the following table:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
One Brazilian real into U.S. dollars
High	0.2726	0.3198	0.3020	0.3244
Average	0.2628	0.3076	0.2647	0.3117
Low	0.2482	0.3004	0.2390	0.2995
At period-end	0.2580	0.3015	0.2580	0.3015
_____________
Source: FactSet
We estimate that the fluctuation of currencies versus the same period in the prior fiscal year had the following effect on our financial condition and results of operations (in thousands):

	Three Months Ended December 31, 2018	Nine Months Ended December 31, 2018
Revenue	$(7,844)	$(2,652)
Operating expense	10,452	10,178
Earnings (losses) from unconsolidated affiliates, net	555	(2,163)
Non-operating expense	(3,153)	(9,335)
Loss before provision for income taxes	10	(3,972)
Benefit for income taxes	144	1,338
Net loss	154	(2,634)
Cumulative translation adjustment	(6,514)	(43,685)
Total stockholders’ investment	$(6,360)	$(46,319)
Interest Expense, Net
During the three and nine months ended December 31, 2018 and 2017, interest expense, net consisted of the following (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Interest income	$2,269	$144	$3,677	$512
Interest expense	(29,382)	(19,237)	(84,367)	(54,189)
Interest expense, net	$(27,113)	$(19,093)	$(80,690)	$(53,677)
Accounts Receivable
As of December 31 and March 31, 2018, the allowance for doubtful accounts for non-affiliates was $0.6 million and $3.3 million, respectively. There were no allowances for doubtful accounts related to accounts receivable due from affiliates as of December 31 and March 31, 2018. The allowance for doubtful accounts for non-affiliates as of December 31, 2018 primarily relates to various customers of Eastern Airways. The allowance for doubtful accounts for non-affiliates as of March 31, 2018 primarily relates to amounts due from a customer in Nigeria for which we no longer believed collection was probable. During the nine months ended December 31, 2018, we wrote-off $2.3 million of accounts receivable previously reserved for from this customer as no collection is expected.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Inventories
As of December 31 and March 31, 2018, inventories were net of allowances of $21.1 million and $26.0 million, respectively. As discussed above in Loss on Impairment, we performed a review of our H225 aircraft related inventory and Eastern Airways inventory and recorded impairment charges of $8.9 million and $0.3 million, respectively, to record the inventories at the lower of cost or net realizable value during the nine months ended December 31, 2018. During the nine months ended December 31, 2017, as a result of changes in expected future utilization of aircraft within our training fleet, we recorded a $1.2 million charge to impair inventory used on our training fleet, which is included in loss on impairment on our condensed consolidated statement of operations. These impairment charges are not reflected in the allowances above.
Prepaid Expenses and Other Current Assets
As of December 31 and March 31, 2018, prepaid expenses and other current assets included the short-term portion of contract acquisition and pre-operating costs totaling $9.6 million and $10.8 million, respectively, related to the search and rescue (“SAR”) contracts in the U.K. and two customer contracts in Norway, which are recoverable under the contracts and will be expensed over the terms of the contracts. For the three months ended December 31, 2018 and 2017, we expensed $2.4 million and $2.8 million, respectively, and for the nine months ended December 31, 2018 and 2017, we expensed $7.6 million and $8.5 million, respectively, related to these contracts.
Goodwill
Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Goodwill has an indefinite useful life and is not amortized, but is assessed for impairment annually or when events or changes in circumstances indicate that a potential impairment exists.
Goodwill of $18.3 million and $19.9 million as of December 31 and March 31, 2018, respectively, related to our Asia Pacific reporting unit was as follows (in thousands):

March 31, 2018	$19,907
Foreign currency translation	(1,636)
December 31, 2018	$18,271
Accumulated goodwill impairment of $50.9 million as of both December 31 and March 31, 2018 related to our reporting units were as follows (in thousands):

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Other Intangible Assets
Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values. Intangible assets by type were as follows (in thousands):

	Customer relationships	Trade name and trademarks	Internally developed software	Licenses	Total

	Gross Carrying Amount
March 31, 2018	$12,777	$4,878	$1,107	$755	$19,517
Foreign currency translation	(213)	(263)	(13)	(2)	(491)
December 31, 2018	$12,564	$4,615	$1,094	$753	$19,026

	Accumulated Amortization
March 31, 2018	$(11,372)	$(1,213)	$(915)	$(719)	$(14,219)
Impairments	—	(2,933)	(72)	—	(3,005)
Amortization expense	(89)	(142)	(107)	(34)	(372)
December 31, 2018	$(11,461)	$(4,288)	$(1,094)	$(753)	$(17,596)

Weighted average remaining contractual life, in years	7.0	*	0.0	0.0	7.0
_____________

*	Trade name and trademarks relating to Airnorth were determined to have indefinite useful lives and therefore were not amortized, but instead are tested for impairment on an annual basis.
Future amortization expense of intangible assets for each of the years ending March 31 is as follows (in thousands):

2019	$39
2020	157
2021	157
2022	157
2023	157
Thereafter	436
$1,103
The Bristow Norway AS and Eastern Airways acquisitions, included in our Europe Caspian region, resulted in intangible assets for customer contracts, customer relationships, trade names and trademarks, internally developed software and licenses. On May 10, 2019, we sold Eastern Airways. The Capiteq Limited, operating under the name Airnorth, acquisition included in our Asia Pacific region, resulted in intangible assets for customer contracts, customer relationships and trade name and trademarks. As discussed above in Loss on Impairment, during the nine months ended December 31, 2018, we recorded an impairment of $3.0 million related to Eastern Airways intangible assets. As of December 31, 2018, Eastern Airways has no remaining intangible assets.
Other Assets
In addition to the other intangible assets described above, other assets included the long-term portion of contract acquisition and pre-operating costs totaling $38.7 million and $50.6 million, respectively, as of December 31 and March 31, 2018, related to the SAR contracts in the U.K. and two customer contracts in Norway, which are recoverable under the contracts and will be expensed over the terms of the contracts.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Property and Equipment, Assets Held for Sale and OEM Cost Recoveries
During the three and nine months ended December 31, 2018 and 2017, we took delivery of aircraft and made capital expenditures as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
	(In thousands, except for number of aircraft)
Number of aircraft delivered:
Medium (1)	1	—	1	5
Total aircraft	1	—	1	5
Capital expenditures (in thousands):
Aircraft and equipment (1)(2)	$15,839	$10,311	$28,570	$26,800
Land and buildings	570	1,813	5,141	9,641
Total capital expenditures	$16,409	$12,124	$33,711	$36,441
_____________

(1)	During the three and nine months ended December 31, 2018, we purchased an aircraft that was not on order that was previously leased.

(2)
During the nine months ended December 31, 2017, we spent $2.3 million on progress payments for aircraft to be delivered in future periods. During the three months ended December 31, 2017 and the three and nine months ended December 31, 2018, we made no progress payments for aircraft to be delivered in future periods.

The following table presents details on the aircraft sold or disposed of and impairment charges on assets held for sale and property and equipment during the three and nine months ended December 31, 2018 and 2017:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017

	(In thousands, except for number of aircraft)
Number of aircraft sold or disposed of	—	5	3	11
Proceeds from sale or disposal of assets	$631	$6,303	$9,093	$48,547
Loss from sale or disposal of assets (1)	$694	$3,031	$3,665	$1,111

Number of held for sale aircraft impaired	2	1	2	5
Impairment charges on assets held for sale (1)(2)	$1,350	$1,560	$1,350	$11,307
Impairment charges on property and equipment (3)	$—	$—	$104,939	$—
Contract termination costs(1)(4)	$13,971	$—	$13,971	$—
_____________

(1)	Included in loss on disposal of assets on our condensed consolidated statements of operations.

(2)	Includes a $6.5 million impairment of the Bristow Academy disposal group for the nine months ended December 31, 2017.

(3)
Includes an $87.5 million impairment related to H225s and a $17.5 million impairment related to Eastern Airways assets for the nine months ended December 31, 2018, included in loss on impairment on our condensed consolidated statement of operations. See Loss on Impairment above for further details.

(4)	Includes $11.7 million of progress payments and $2.3 million of capitalized interest for an aircraft purchase contract that was terminated in December 2018. For further details, see Note 8.
During fiscal year 2018, we reached agreements with original equipment manufacturers (“OEM”) to recover approximately $136.0 million related to ongoing aircraft issues, of which $125.0 million was realized during fiscal year 2018 and $11.0 million was recovered during the nine months ended December 31, 2018. To reflect the amount realized from these OEM cost recoveries during fiscal year 2018, we recorded a $94.5 million decrease in the carrying value of certain aircraft in our fleet through a decrease in property and equipment – at cost, reduced rent expense by $16.6 million and recorded a deferred liability of $13.9 million,

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

included in other accrued liabilities and other liabilities and deferred credits, related to a reduction in rent expense to be recorded in future periods, of which $1.0 million and $6.9 million was recognized during the three and nine months ended December 31, 2018, respectively. We determined the realized portion of the cost recoveries related to a long-term performance issue with the aircraft, requiring a reduction of carrying value for owned aircraft and a reduction in rent expense for leased aircraft. For the owned aircraft, we allocated the $94.5 million as a reduction in carrying value by reducing the historical acquisition value of each affected aircraft on a pro-rata basis utilizing the historical acquisition value of the aircraft. For the leased aircraft, we will recognize the remaining deferred liability of $7.0 million as a reduction in rent expense prospectively on a straight-line basis over the remaining lease terms. This will result in a reduction to rent expense of $1.0 million during the three months ending March 31, 2019, $4.0 million during fiscal year 2020 and $2.0 million during fiscal year 2021.
During the nine months ended December 31, 2018, we recovered the remaining $11.0 million in OEM cost recoveries by agreeing to net certain amounts previously accrued for aircraft leases and capital expenditures against those recoveries. During the nine months ended December 31, 2018, we recorded a $7.6 million increase in revenue and a $3.1 million decrease in direct cost. We expect to realize the remaining $0.3 million as a decrease in direct cost in the three months ending March 31, 2019. The increase in revenue relates to compensation for lost revenue in prior periods from the late delivery of aircraft and the decreases in direct cost over fiscal year 2019 relate to prior costs we have incurred and future costs we expect to incur.
In connection with the $87.5 million impairment of our H225 aircraft, we revised our salvage values for each H225 aircraft.  In accordance with accounting standards, we will recognize the change in depreciation due to the reduction in carrying value and revision of salvage values on a prospective basis over the remaining life of the aircraft. This resulted in an additional $1.5 million of depreciation expense during the three and nine months ended December 31, 2018 and will result in an increase of depreciation expense of $1.5 million during the remainder of fiscal year 2019, $5.9 million during fiscal year 2020, $1.9 million during fiscal year 2021 and a reduction of $10.3 million during fiscal year 2022 and beyond.
As of December 31, 2018, we revised the salvage values of certain aircraft to reflect our expectation of future sales values given our disposal plans for those aircraft. We expect to record additional depreciation expense of $1.4 million during the remainder of fiscal year 2019 and $2.8 million during fiscal year 2020.
On November 1, 2017, we sold our 100% interest in Bristow Academy. As of September 30, 2017, we concluded the disposal group, comprised of the Bristow Academy assets and liabilities met the assets held for sale criteria under ASC 360, but did not meet the requirements for classification as discontinued operations. We evaluated the carrying value of the Bristow Academy disposal group and determined an impairment of $6.5 million, recorded within loss on disposal of assets on our condensed consolidated statement of operations, was necessary to record the disposal group at fair value based on the terms of the sale. The Bristow Academy disposal group is included in Corporate and other in Note 12 — Segment Information.
Other Accrued Liabilities
Other accrued liabilities of $38.7 million and $66.0 million as of December 31 and March 31, 2018, respectively, includes the following:

	December 31, 2018	March 31, 2018

	(In thousands)
Accrued lease costs	$9,028	$11,708
Deferred OEM cost recovery	3,997	8,082
Eastern Airways overdraft liability (1)	—	8,989
Accrued property and equipment	490	4,874
Deferred gain on sale leasebacks	1,305	1,305
Other operating accruals	23,872	31,020
	$38,692	$65,978
_____________

(1)	Eastern Airways overdraft liability related to its revolving credit facility, which matured on December 31, 2018.

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
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued accounting guidance on revenue recognition replacing the existing accounting standard and industry-specific guidance for revenue recognition with a five-step model for recognizing and measuring revenue from contracts with customers. The underlying principle of the new standard is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. This new standard is effective for annual reporting periods beginning after December 15, 2017. We adopted the standard as of April 1, 2018 using the modified retrospective method applied to open contracts and only to the version of the contracts in effect as of April 1, 2018. Prior period amounts have not been adjusted and continue to be reflected in accordance with our historical accounting policy. There was no impact on our condensed consolidated financial statements and no cumulative effect adjustment was recognized. For further details, see Note 3.
In February 2016, the FASB issued accounting guidance which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. This accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. Additionally, this accounting guidance requires a modified retrospective transition approach for all leases existing at, or entered into after the date of initial application, with an option to use certain transition relief. In July 2018, the FASB issued a practical expedient that would allow entities the option to apply the provisions of the new lease guidance at the effective date of adoption without adjusting the comparative periods presented. In December 2018, the FASB provided certain improvements to this topic that are narrow in scope. We have not yet adopted this standard and are currently evaluating the effect this standard will have on our financial statements.
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
In March 2017, the FASB issued accounting guidance related to the presentation of net periodic pension cost and net periodic post-retirement benefit cost. The accounting guidance requires employers to disaggregate the service cost component from the other components of net benefit cost and disclose the amount of net benefit cost that is included in the statement of operations or capitalized in assets, by line item. The accounting guidance requires employers to report the service cost component in the same line item(s) as other compensation costs and to report other pension-related costs (which include interest costs, amortization of pension-related costs from prior periods, and the gains or losses on plan assets) separately and exclude them from the subtotal of operating income. The accounting guidance also allows only the service cost component to be eligible for capitalization when applicable. This accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted as of the first interim period of an annual period for which interim or annual financial statements have not been issued. The accounting guidance requires application on a retrospective basis for the presentation of the service cost component and the other components of net periodic pension cost and net periodic post-retirement benefit cost in the statement of operations and on a prospective basis for the capitalization of the service cost component of net periodic pension cost

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

and net periodic post-retirement benefit in assets. We adopted this accounting guidance effective April 1, 2018, and our statement of operations was retrospectively adjusted by $0.1 million and $0.1 million with an increase in direct cost and a corresponding credit in other income (expense), net for the three and nine months ended December 31, 2017, respectively.
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
In August 2018, the FASB modified the disclosure requirements on fair value measurements. The amendment modifies, removes, and adds several disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The amendment is effective for fiscal years ending after December 15, 2021 for public business entities and early adoption is permitted. We have not yet adopted this accounting guidance and are currently evaluating the effect this accounting guidance will have on our disclosure requirements.
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
In October 2018, the FASB amended the guidance for determining whether a decision-making fee is a variable interest. The amendments require organizations to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety (as currently required in generally accepted accounting principles). Therefore, these amendments likely will result in more decision makers not consolidating variable interest entities (“VIEs”). This amendment is effective beginning in our fiscal year 2021 financial statements. We have not yet adopted this accounting guidance and are currently evaluating the effect this accounting guidance will have on our disclosure requirements.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 2 — ACQUISITION AND DISPOSITION
Columbia Helicopters — On February 11, 2019, we announced that our agreement to acquire Columbia Helicopters, Inc. (“Columbia”) had been terminated by mutual agreement of the parties. In connection with the termination, we paid $20 million to Columbia, which will be included as expense in our condensed consolidated statements of operations for the three months ended March 31, 2019. Upon termination of the acquisition agreement, the financing agreements related to the acquisition also terminated pursuant to their respective terms. Due to the termination of the acquisition agreement, the amendment to the indenture for the 8.75% Senior Secured Notes, for which the Company obtained the requisite consent of holders of such notes in connection with the planned acquisition financing, did not become operative, and the related consent fees did not become payable.
Eastern Airways and Humberside Airport — Bristow Helicopters Limited, an indirect consolidated affiliate of the Company (“Bristow Helicopters”), together with its legal and financial advisors, pursued various transactions to exit the Eastern Airways business, which made negative contributions to our Adjusted EBITDA in each of the last three fiscal years, including pursuing a sales process with several third parties over an extended period. On May 10, 2019, Bristow Helicopters completed the sale of all of the shares of Eastern Airways to Orient Industrial Holdings Limited (“OIHL”), an entity affiliated with Mr. Richard Lake, pursuant to a Sale and Purchase Agreement (the “EAIL Purchase Agreement”). Pursuant to the EAIL Purchase Agreement and related agreements, Bristow Helicopters contributed approximately £17.1 million to Eastern Airways as working capital, OIHL acquired Eastern Airways, Bristow Helicopters retained its controlling ownership of the shares in Humberside International Airport Limited that it previously held through Eastern Airways and certain intercompany balances between Bristow Helicopters and Eastern Airways were written off. As a result of the transaction, OIHL now owns and operates Eastern Airways, which had previously operated as a separate unit within Bristow Group, and Bristow Helicopters maintains its controlling interest in Humberside Airport, from which Bristow Helicopters provides U.K. SAR services.
The EAIL Purchase Agreement contained customary representations and warranties. OIHL agreed to certain covenants with respect to non-solicitation of directors, officers or employees of Bristow Helicopters for a period of 12 months. Pursuant to the terms of the EAIL Purchase Agreement, Bristow Helicopters has the right to appoint an observer to the board of directors of Eastern Airways for an initial period of 12 months following the sale. Eastern Airways also agreed to provide certain transition services for a minimum of 12 months from the date of the completion of the transaction.
Note 3 — REVENUE RECOGNITION
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Fixed wing services — Eastern Airways and Airnorth provide fixed wing transportation services through regular passenger transport (scheduled airline service with individual ticket sales) and charter services. A performance obligation arises under contracts with customers to render services and is the unit of account under the new accounting guidance for revenue. Within fixed wing services, we determined that each contract has a single distinct performance obligation. Revenue is recognized over time at the earlier of the period in which the service is provided or the period in which the right to travel expires, which is determined by the terms and conditions of the ticket. Ticket sales are recorded within deferred revenue in accordance with the above policy. Both chartered and scheduled airline service revenue is recognized net of passenger taxes and discounts. Eastern Airways was sold on May 10, 2019.
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
As of December 31 and March 31, 2018, receivables related to services performed under contracts with customers were $160.5 million and $176.5 million, respectively. All receivables from non-affiliates and affiliates are broken out further in our condensed consolidated balance sheets. During the nine months ended December 31, 2018, we recognized $9.6 million of revenue from outstanding contract liabilities as of March 31, 2018. Contract liabilities related to services performed under contracts with customers was $7.9 million and $13.3 million as of December 31 and March 31, 2018, respectively. Contract liabilities are primarily generated by our fixed wing services where customers pay for tickets in advance of receiving our services and advanced payments from helicopter services customers. There were no contract assets as of December 31 and March 31, 2018.
For the three and nine months ended December 31, 2018, there was $1.9 million and $1.9 million, respectively, of revenue recognized from satisfied performance obligations related to prior periods (for example, due to changes in transaction price).

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Adoption Impact
In accordance with the new revenue standard requirements discussed in Note 1, the disclosure of the impact of adoption on our condensed consolidated financial statements for the three and nine months ended December 31, 2018 follows (in thousands):

	Three Months Ended December 31, 2018			Nine Months Ended December 31, 2018
	Balances After Adoption	Balances without Adoption	Effect of change	Balances After Adoption	Balances without Adoption	Effect of change
Revenue:
Operating revenue from non-affiliates	$301,439	$303,206	$(1,767)	$944,164	$963,252	$(19,088)
Operating revenue from affiliates	5,895	13,885	(7,990)	16,822	39,537	(22,715)
Reimbursable revenue from non-affiliates	14,238	14,238	—	47,091	47,091	—
Revenue from Contracts with Customers	321,572	331,329	(9,757)	1,008,077	1,049,880	(41,803)
Other revenue from non-affiliates	1,767	—	1,767	19,088	—	19,088
Other revenue from affiliates	7,990	—	7,990	22,715	—	22,715
Total Revenue	$331,329	$331,329	$—	$1,049,880	$1,049,880	$—
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

	Remaining Performance Obligations
	Three Months Ending March 31, 2019	Fiscal Year Ending March 31,				Total
		2020	2021	2022	2023 and thereafter

Outstanding Service Revenue:
Helicopter contracts	$130,992	$301,475	$211,246	$193,589	$481,467	$1,318,769
Fixed-wing contracts	1,779	346	—	—	—	2,125
Total remaining performance obligation revenue	$132,771	$301,821	$211,246	$193,589	$481,467	$1,320,894
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
Note 4 — VARIABLE INTEREST ENTITIES
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
As of December 31, 2018, we had interests in four VIEs of which we were the primary beneficiary, which are described below, and had no interests in VIEs of which we were not the primary beneficiary. See Note 2 to the fiscal year 2018 Financial Statements for a description of other investments in significant affiliates.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Bristow Aviation Holdings Limited — We own 49% of Bristow Aviation Holdings Limited’s (“Bristow Aviation”) common stock and a significant amount of its subordinated debt. Bristow Aviation is incorporated in England and, through its subsidiaries, holds all the outstanding shares in Bristow Helicopters. Bristow Aviation’s subsidiaries provide industrial aviation services to customers primarily in the U.K., Norway, Australia, Nigeria and Trinidad and fixed wing services primarily in the U.K. and Australia. Bristow Aviation is organized with three different classes of ordinary shares having disproportionate voting rights. The Company, Caledonia Investments plc (“Caledonia”) and a European Union investor (the “E.U. Investor”) own 49%, 46% and 5%, respectively, of Bristow Aviation’s total outstanding ordinary shares, although Caledonia has voting control over the E.U. Investor’s shares.
In addition to our ownership of 49% of Bristow Aviation’s outstanding ordinary shares, in May 2004, we acquired eight million shares of deferred stock, essentially a subordinated class of stock with no voting rights, from Bristow Aviation for £1 per share ($14.4 million in total). We also have £91.0 million ($115.9 million) principal amount of subordinated unsecured loan stock (debt) of Bristow Aviation bearing interest at an annual rate of 13.5% and payable semi-annually. Payment of interest on such debt has been deferred since its incurrence in 1996. Deferred interest accrues at an annual rate of 13.5% and aggregated $2.3 billion as of December 31, 2018.
Our operations in the U.K. are subject to the Civil Aviation Act 1982 and other similar English and E.U. statutes and regulations. We carry persons and property in our aircraft pursuant to an operating license issued by the Civil Aviation Authority (the “CAA”). The holder of an operating license must meet the ownership and control requirements of Council Regulation 2407/92. To operate under this license, the company through which we conduct operations in the U.K., Bristow Helicopters, must be owned directly or through majority ownership by E.U. nationals, and must at all times be effectively controlled by them. Our ownership of 49% of the ordinary shares of Bristow Aviation, the entity that owns Bristow Helicopters, is to comply with these restrictions.
Caledonia, the Company and the E.U. Investor also have entered into a put/call agreement under which, upon giving specified prior notice, we have the right to buy all the Bristow Aviation shares held by Caledonia and the E.U. Investor, who, in turn, each have the right to require us to purchase such shares. As discussed above, under current English law, we would be required, in order for Bristow Aviation to retain its operating license, to find a qualified E.U. investor to own any Bristow Aviation shares we have the right to acquire under the put/call agreement. In addition, the put/call agreement limits our ability to exercise the put/call option through a requirement to consult with the CAA in the U.K. regarding the suitability of the new holder of the Bristow Aviation shares. The put/call agreement does not contain any provisions should the CAA not approve the new E.U. investor. However, we would work diligently to find an E.U. investor suitable to the CAA. The amount by which we could purchase the shares of the other investors holding 51% of the equity of Bristow Aviation is fixed under the terms of the call option, and we have reflected this amount on our condensed consolidated balance sheets as noncontrolling interest. On March 14, 2019, the E.U. Investor provided notice of his intent to exercise his right to require us or a qualified E.U. investor to purchase his Bristow Aviation shares for £100,000. In addition, on April 29, 2019, Caledonia provided notice of its intent to exercise its right to require us or a qualified E.U. investor to purchase its Bristow Aviation shares for £920,000. With respect to each of the notices from the E.U. Investor and Caledonia, we have 180 days from receipt of such notice to (i) nominate either Bristow Group Inc., a related party of Bristow Group Inc. or an E.U. investor as the purchaser of the relevant shares and (ii) confirm that we have been notified by the CAA that the holding of any of our licenses granted by the CAA will not be affected as a result of such transfer. We are in the process of identifying a qualified E.U. investor to be the new holder of such Bristow Aviation shares.
Furthermore, the call option provides a mechanism whereby the economic risk for the other investors is limited should the financial condition of Bristow Aviation deteriorate. The call option price is the nominal value of the ordinary shares held by the noncontrolling shareholders (£1.0 million as of December 31, 2018) plus an annual guaranteed rate of return less any prepayments of such call option price and any dividends paid on the shares concerned. We can elect to pre-pay the guaranteed return element of the call option price wholly or in part without exercising the call option. No dividends have been paid by Bristow Aviation. We have accrued the annual return due to the other shareholders at a rate of sterling LIBOR plus 3% or 6% (prior to May 2004, the rate was fixed at 12%) by recognizing noncontrolling interest expense on our condensed consolidated statements of operations, with a corresponding increase in noncontrolling interest on our condensed consolidated balance sheets. Prepayments of the guaranteed return element of the call option are reflected as a reduction in noncontrolling interest on our condensed consolidated balance sheets. The other investors have an option to put their shares in Bristow Aviation to us. The put option price is calculated in the same way as the call option price except that the guaranteed rate for the period to April 2004 was 10% per annum. If the put option is exercised, any pre-payments of the call option price are set off against the put option price.

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

	December 31, 2018	March 31, 2018
Assets
Cash and cash equivalents	$76,432	$90,788
Accounts receivable	303,108	256,735
Inventories	80,596	98,314
Prepaid expenses and other current assets	39,009	38,665
Total current assets	499,145	484,502
Investment in unconsolidated affiliates	2,930	3,608
Property and equipment, net	278,562	327,440
Goodwill	18,271	19,907
Other assets	219,636	231,884
Total assets	$1,018,544	$1,067,341
Liabilities
Accounts payable	$413,998	$292,893
Accrued liabilities	106,811	140,733
Accrued interest	2,330,164	2,130,433
Current maturities of long-term debt	7,963	23,125
Total current liabilities	2,858,936	2,587,184
Long-term debt, less current maturities	460,019	479,571
Accrued pension liabilities	28,036	37,034
Other liabilities and deferred credits	5,521	7,342
Deferred taxes	29,431	26,252
Total liabilities	$3,381,943	$3,137,383

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Revenue	$292,047	$309,461	$935,304	$933,387
Operating loss	(9,496)	(17,463)	(40,642)	(40,095)
Net loss	(85,922)	(79,789)	(270,263)	(221,039)
Bristow Helicopters (Nigeria) Ltd. — Bristow Helicopters (Nigeria) Ltd. (“BHNL”) is a joint venture in Nigeria in which Bristow Helicopters owns a 48% interest, a Nigerian company owned 100% by Nigerian employees owns a 50% interest and an employee trust fund owns the remaining 2% interest as of December 31, 2018. BHNL provides industrial aviation services to customers in Nigeria.
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
Note 5 — DEBT
Debt as of December 31 and March 31, 2018 consisted of the following (in thousands):

	December 31, 2018	March 31, 2018
8.75% Senior Secured Notes due 2023	$347,205	$346,610
4½% Convertible Senior Notes due 2023	111,514	107,397
6¼% Senior Notes due 2022	401,535	401,535
Lombard Debt	182,388	211,087
Macquarie Debt	174,528	185,028
PK Air Debt	216,637	230,000
Airnorth Debt	11,738	13,832
Eastern Airways Debt	—	14,519
Other Debt	7,959	3,991
Unamortized debt issuance costs	(23,280)	(27,465)
Total debt	1,430,224	1,486,534
Less short-term borrowings and current maturities of long-term debt	(1,421,050)	(1,475,438)
Total long-term debt	$9,174	$11,096
Consent Solicitation and Supplemental Indenture — On November 21, 2018, we completed the previously announced solicitation of consents from holders of our outstanding 8.75% Senior Secured Notes to amend certain provisions of the indenture governing the 8.75% Senior Secured Notes pursuant to a supplemental indenture (the “Supplemental Indenture”). The Supplemental Indenture became effective upon the execution and delivery thereof, but would become operative only upon the delivery of a cash payment to eligible holders of the 8.75% Senior Secured Notes who validly delivered and did not revoke consents prior to the receipt of the consents required to effect the amendments under the Supplemental Indenture. As the cash payment was not made, the Supplemental Indenture did not become operative.
ABL Facility — On April 17, 2018, two of our subsidiaries entered into a new asset-backed revolving credit facility (the “ABL Facility”), which provides for commitments in an aggregate amount of $75 million, with a portion allocated to each borrower subsidiary, subject to an availability block of $15 million and a borrowing base calculated by reference to eligible accounts receivable. The maximum amount of the ABL Facility may be increased from time to time to a total of as much as $100 million, subject to the satisfaction of certain conditions, and any such increase would be allocated among the borrower subsidiaries. The ABL Facility matures in April 2023, subject to certain early maturity triggers related to maturity of other material debt or a change of control of the Company. Amounts borrowed under the ABL Facility are secured by certain accounts receivable owing to the borrower subsidiaries and the deposit accounts into which payments on such accounts receivable are deposited. As of December 31, 2018, there were no outstanding borrowings under the ABL Facility nor had we made any draws during the nine months ended December 31, 2018. As of December 31, 2018, we had $16.2 million in letters of credit outstanding under the ABL Facility and our available borrowing capacity under the ABL Facility was $5.6 million.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

We amended the ABL Facility pursuant to a letter agreement, dated effective as of November 7, 2018 and made by us and agreed to by Barclays Bank PLC, on behalf of the finance parties under the ABL Facility (the “First ABL Amendment”).  The First ABL Amendment amends the ABL Facility to, among other things, provide that certain of the provisions, including covenants and events of default contained therein, will exclude unrestricted subsidiaries (as designated under the indenture governing the 8.75% Senior Secured Notes) from the requirements and defaults thereunder.
We also amended the ABL Facility pursuant to a letter agreement effective as of February 19, 2019 and made by us and agreed to by Barclays Bank PLC, on behalf of the finance parties under the ABL Facility (the “Second ABL Amendment”). Under the Second ABL Amendment, the Company received a waiver of any Default (as defined in the ABL Facility) that would otherwise exist or occur under the ABL Facility as a result of (i) our failure to provide our unaudited consolidated financial statements for the quarter ended December 31, 2018 within 45 days after the end of the quarter or (ii) certain representations and warranties not being correct when made due to the existence of any Default specified in the preceding clause (i); provided that we must provide such unaudited consolidated financial statements within 75 days after the end of the quarter. In addition, the Second ABL Amendment amends (i) the borrowing base determination provisions in the ABL Facility and (ii) the maturity date of the ABL Facility, which was previously five years from the date of the ABL Facility, to December 14, 2021 (in each case, subject to certain early maturity triggers related to maturity of other material debt or a change of control of us). The ABL Facility was further amended pursuant to the ABL Waiver (as defined herein). As discussed below under “—Waiver of Defaults,” the ABL Waiver provided that the maturity date of December 14, 2021 shall be subject to certain early maturity triggers related to a Change of Control of the Company (as such definition has been amended by the ABL Waiver) or the ABL Waiver Termination Date (as defined herein).
4½% Convertible Senior Notes due 2023 — The balances of the debt and equity components of our 4½% Convertible Senior Notes due 2023 (the “4½% Convertible Senior Notes”) as of December 31 and March 31, 2018 is as follows (in thousands):

	December 31, 2018	March 31, 2018

Equity component - net carrying value (1)	$36,778	$36,778
Debt component:
Face amount due at maturity	$143,750	$143,750
Unamortized discount	(32,236)	(36,353)
Debt component - net carrying value	$111,514	$107,397
_____________
(1) Net of equity issuance costs of $1.0 million.
The remaining debt discount is being amortized to interest expense over the term of the 4½% Convertible Senior Notes using the effective interest rate. The effective interest rate for the three and nine months ended December 31, 2018 was 11.0%. Interest expense related to our 4½% Convertible Senior Notes for the three and nine months ended December 31, 2018 was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017

Contractual coupon interest	$1,620	$234	$4,867	$234
Amortization of debt discount	1,412	181	4,117	181
Total interest expense	$3,032	$415	$8,984	$415
Eastern Airways Debt — All outstanding obligations under Eastern Airways’ revolving credit facility matured on December 31, 2018, and a final repayment of $7.4 million was made in December 2018. Eastern Airways’ debt also included borrowings under a term loan facility that matured on August 31, 2018, and was repaid in a principal amount of $4.9 million in August 2018.
Debt Covenants — Certain of our credit facilities which are secured by pledges of aircraft, with aggregate outstanding borrowings of $391.2 million at December 31, 2018, and certain of our aircraft leasing arrangements to which we are the lessee, contain covenants of a non-financial nature related to pledged and leased aircraft. Each aircraft pledge specifically identifies the airframes and engines of the aircraft pledged to its credit facility. Similarly, each aircraft lease specifically identifies the airframe(s) and engines of the aircraft covered by the lease. The agreements contain a requirement to maintain specific engines on each specified airframe with limited exceptions for, among other things, the repair and maintenance of the engines.  From time to time, engines are removed and replaced on an airframe. In some cases, these actions are permitted under the credit and lease agreements so long

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

as (a) a pledged or leased engine is replaced with another engine subject to the same transaction  or, in some cases, any other engine, so long as such other engine is free and clear of liens other than certain permitted liens, and/or (b) in the case of a “loaner” engine furnished by a maintenance provider temporarily replacing a pledged or leased engine, the “loaner” engine is replaced with an engine (which may be the original engine, post-maintenance) subject to the same transaction within 180 days after the removal of the original engine. During the three months ended December 31, 2018, we determined that in some instances a “loaner” engine owned by a maintenance provider and installed on a pledged or leased airframe had been on that airframe for more than 180 days after the removal of the original engine. We are reliant upon third-party maintenance providers to complete maintenance work on these subject engines; however, in some instances these maintenance providers did not complete the required maintenance work on an engine within the 180-day period permitted by the relevant agreement for the engine can be separated from the assigned airframe, and the relevant maintenance providers have been able to provide a timetable for the ultimate completion of the work on those engines. These instances, while involving a small subset of the approximately 385 helicopter engines that were then subject to our secured financings or helicopter leases, constituted defaults under the affected credit and lease agreements. All issues related to this matter were cured by December 31, 2018 for all but nine helicopter engines (relating to three agreements) where a pledged or leased engine was not returned to the pledged or leased airframe within the specified period due to delays by the relevant maintenance service provider. We obtained waivers of such non-compliance under the applicable agreements, extending the time for the return of each pledged or leased engine to the relevant pledged or leased airframe to the earlier of (i) the date that occurs 30 days after the receipt by the Company of such engine at our facility where the relevant airframe is then located or (ii) February 10, 2020.
Classification of Debt — The Company’s liquidity outlook has recently changed resulting in substantial doubt about the Company’s ability to continue as a going concern. As discussed in Note 1, on the Petition Date, the Debtors filed the Chapter 11 Cases in the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code. The Debtors’ Chapter 11 Cases are jointly administered under the caption In re: Bristow Group Inc., et al., Main Case No. 19-32713. The Debtors continue to operate their businesses and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In addition, each of the commencement of the Chapter 11 Cases and the delivery of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, as amended by the amendment thereto, with a going concern qualification or explanation included in the accompanying report of the Company’s independent registered public accounting firm constituted an event of default under certain of our secured equipment financings, giving those secured equipment lenders the right to accelerate repayment of the applicable debt, subject to Chapter 11 protections, and triggering cross-default and/or cross-acceleration provisions in substantially all of our other debt instruments should that right to accelerate repayment be exercised. As such, substantially all of our debt is in default and accelerated, but subject to stay under the Bankruptcy Code. As a result of the facts and circumstances discussed above, the Company concluded that substantially all debt balances of approximately $1.4 billion as of December 31, 2018 should be classified as short-term borrowings and current maturities of long-term debt on our condensed consolidated balance sheet.
Notice of Default of Aircraft Leases — On March 22, 2019, we received a notice of default with respect to four aircraft leases (the “Leases”) entered into in September 2014 by our subsidiary BriLog Leasing Ltd., as lessee. The notice of default cited failure by the lessee to comply with its obligations to maintain the aircraft leased pursuant to such Leases so as to enable the certificate of airworthiness for the aircraft to be continually maintained without restriction or limitation. Unless the lessee remedied such default within 30 days after the date of such notice, such default would mature into an Event of Default (as defined in the Leases). Prior to the end of such 30-day period, we reached a settlement with respect to such default, and therefore, such default did not mature into an Event of Default.
Waiver of Defaults — Prior to the Petition Date, we entered into waiver letters with respect to certain of our debt agreements, including the credit agreement, dated as of July 17, 2017, among Bristow Equipment Leasing Ltd., the several banks, other financial institutions and other lenders from time to time party thereto and PK AirFinance S.à r.l., as agent and as security trustee (as amended, the “PK Credit Agreement”); the term loan credit agreement, dated as of February 1, 2017, among Bristow U.S. LLC, the several banks, other financial institutions and other lenders from time to time party thereto and Macquarie Bank Limited, as administrative agent and as security agent (as amended, the “Macquarie Credit Agreement”); the ABL Facility; and certain other secured equipment financings and leases. Pursuant to such waiver letters, we received waivers of breaches, defaults or events of default under such debt agreements arising from the Company’s failure to timely provide its unaudited consolidated financial statements for the quarter ended December 31, 2018 and/or the failure to make the April 15, 2019 interest payment due on the 6¼% Senior Notes due 2022 (the “6¼% Senior Notes”) by May 15, 2019, and certain other related events of default and cross-defaults. As discussed below under “—Events of Default,” the filing of the Chapter 11 Cases constituted an event of default that accelerated the obligations under the PK Credit Agreement and the Macquarie Credit Agreement.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

On May 10, 2019, Bristow Norway AS and Bristow Helicopters, as borrowers and guarantors, and the Company, as guarantor, entered into a waiver letter (the “ABL Waiver”) with Barclays Bank PLC, as agent, and Credit Suisse AG, Cayman Islands Branch, as lender, with respect to the ABL Facility. The ABL Waiver waives, subject to certain conditions, any Default (as defined in the ABL Facility) or cross-defaults that would otherwise exist or occur under the ABL Facility as a result of, among other things, (i) the Company’s failure to timely provide its unaudited consolidated financial statements for the quarters ended December 31, 2018 and March 31, 2019, (ii) the amendment of the Company’s periodic reports for fiscal year 2018 as previously disclosed, (iii) the failure to make the April 15, 2019 interest payment due on the 6¼% Senior Notes, (iv) potential cross defaults under the 4½% Convertible Senior Notes and 8.75% Senior Secured Notes, (v) other events related to the Chapter 11 Cases, potential insolvency issues or possible failure to comply with certain financial covenants or (vi) certain representations and warranties not being correct when made. Such Defaults are waived until the date (the “ABL Waiver Termination Date”) on which the Company or its subsidiaries enter into or modify debt agreements that would materially adversely impact the ability to perform obligations under the ABL Facility, any security that is not permitted security is granted over the share capital or assets of either borrower or the Chapter 11 Cases are dismissed or converted to a case under Chapter 7 of the Bankruptcy Code, subject to certain conditions as specified in the ABL Waiver. The ABL Waiver contains certain amendments to the ABL Facility, including (i) expanding the definition of Change of Control to include the consummation of a plan of reorganization in connection with the commencement of a bankruptcy proceeding and (ii) providing that the maturity date of December 14, 2021 shall be subject to certain early maturity triggers related to a Change of Control of the Company (as such definition has been amended by the ABL Waiver) or the ABL Waiver Termination Date.
On May 10, 2019, Bristow Aircraft Leasing Limited (“BALL”), as borrower, entered into a waiver letter (the “Lombard Waiver”) with Lombard North Central Plc, as administrative agent and as security trustee, with respect to the term loan credit agreement, dated as of November 11, 2016 (the “BALL Lombard Credit Agreement”). If an Insolvency Proceeding (as defined in the Lombard Waiver) is commenced on or before May 15, 2019, the Lombard Waiver extends, subject to certain conditions, the waivers received under the previous waiver letter (as described in our Current Report on Form 8-K filed with the SEC on April 15, 2019), until the earliest of (a) certain events related to a plan of reorganization or liquidation of the Company, Insolvency Proceeding or debtor-in-possession financing or (b) December 15, 2019 (the “Lombard Waiver Termination Date”). In addition, the Lombard Waiver waives, until the Lombard Waiver Termination Date, any Default or Event of Default (each as defined in the BALL Lombard Credit Agreement) as a result of (i) the amendment of the Company’s periodic reports for fiscal year 2018, (ii) the possible commencement of an Insolvency Proceeding or any related acceleration of other material indebtedness and (iii) the possible occurrence of an Event of Default under the term loan credit agreement, dated as of November 11, 2016, among Bristow U.S. Leasing LLC, as borrower, the lenders from time to time party thereto and Lombard North Central plc, as administrative agent and as security trustee (the “BULL Lombard Credit Agreement”), subject to certain conditions.
Events of Default — The filing of the Chapter 11 Cases constituted an event of default that accelerated the obligations under the following instruments and agreements:

•
the Third Supplemental Indenture, dated as of October 12, 2012, to the Indenture, dated as of June 17, 2008 (the “Base Indenture”), among the Company, the guarantors named therein and Wilmington Trust, National Association (“Wilmington Trust”), as successor trustee to U.S. Bank National Association (“U.S. Bank”), and our 6¼% Senior Notes issued thereunder;

•
the Sixth Supplemental Indenture to the Base Indenture, dated as of December 18, 2017, among the Company, the guarantors named therein and Wilmington Trust, as successor trustee to U.S. Bank, and our 4½% Convertible Senior Notes issued thereunder;

•	the Indenture, dated as of March 6, 2018, among the Company, the guarantors named therein and U.S. Bank, as trustee and collateral agent, and our 8.75% Senior Secured Notes issued thereunder;

•	the PK Credit Agreement;

•	the Macquarie Credit Agreement;

•	the BULL Lombard Credit Agreement; and

•	various aircraft operating leases and real estate leases.
The instruments and agreements described above provide that, as a result of the commencement of the Chapter 11 Cases, the financial obligations thereunder, including for the debt instruments any principal amount, together with accrued interest thereon, are immediately due and payable. However, any efforts to enforce payment of such financial obligations under such instruments

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

and agreements are automatically stayed as a result of the filing of the Chapter 11 Cases and the holders’ rights of enforcement in respect of such financial obligations are subject to the applicable provisions of the Bankruptcy Code.
Term Loan Agreement — On May 10, 2019, the Company entered into a Term Loan Credit Agreement, dated the same date (the “Term Loan Agreement”), by and among the Company and Bristow Holdings Company Ltd. III (“BHC III”), as borrowers, certain subsidiaries of the Company as guarantors party thereto, the lenders from time to time party thereto (initially, certain holders of the 8.75% Senior Secured Notes), and Ankura Trust Company, LLC, as administrative agent, for a senior secured term loan of $75 million (the “2019 Term Loan”). Immediately upon entering into the Term Loan Agreement, and prior to the Petition Date, the Company and BHC III borrowed the full amount thereunder, the net proceeds of which may be used only in compliance with a cash flow forecast required pursuant to the terms of the Term Loan Agreement, which the Company expects will be used for general corporate purposes, including to fund the working capital and liquidity requirements of the Company during the pendency of the Chapter 11 Cases. The full principal amount of the 2019 Term Loan is due May 10, 2022. At the Company’s election, borrowings under the 2019 Term Loan will bear interest at either (x) the Eurodollar Rate (as defined in the Term Loan Agreement) plus 7% or (y) the Base Rate (as defined in the Term Loan Agreement) plus 6%. The initial borrowings under the 2019 Term Loan will be Eurodollar Rate loans with monthly interest payments. The 2019 Term Loan is secured by a first lien on certain specified collateral, including, among other things, equity pledges of 35% of the equity interests in certain of the Company’s first-tier foreign subsidiaries (the remaining 65% of such entities have been previously pledged under the 8.75% Senior Secured Notes), 100% of the equity of BHC III and Bristow International Panama S. de RL, and two newly formed special-purpose vehicles, as well as a junior lien on certain collateral securing the 8.75% Senior Secured Notes. The borrowers have the option in connection with the consummation of a Reorganization Plan (as defined in the Term Loan Agreement) that is satisfactory to the lenders to require that the 2019 Term Loan be converted into equity of the Company upon consummation of such Reorganization Plan, subject to certain conditions. The Term Loan Agreement contains customary pre-payment requirements.
The Term Loan Agreement contains certain customary negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s and its subsidiaries’ incurrence of additional indebtedness or liens, mergers, dispositions of assets, investments, restricted payments, modifications to material agreements, transactions with affiliates and fundamental changes. In addition, the Term Loan Agreement requires that, on the delivery of each Variance Report (as defined in the Term Loan Agreement), total operating disbursements and total receipts of the Company and its subsidiaries for certain specified periods shall not exceed (with respect to disbursements) or be less than (with respect to total receipts) the aggregate amount forecasted therefor for such period by more (with respect to disbursements) or less (with respect to total receipts) than a specified percentage of the forecasted amount. The Term Loan Agreement also contains customary affirmative covenants and customary representations and warranties.
The Term Loan Agreement specifies certain customary events of default, including, among others, failure to pay principal or interest on the 2019 Term Loan when due, the breach of representations or warranties in any material respect, non-performance of other covenants and obligations, judgments, the occurrence of certain ERISA events and certain change of control events. The filing of the Chapter 11 Cases neither constitutes an event of default nor accelerates the maturity of the Company’s indebtedness under the Term Loan Agreement.
Debtor-in-Possession Commitment Letter — In connection with the Chapter 11 Cases and pursuant to a Commitment Letter, dated May 10, 2019, from the lenders party thereto and agreed to by the Company and BHC III (together, the “DIP Borrowers”), an ad hoc group of holders of the 8.75% Senior Secured Notes has agreed to provide the DIP Borrowers with a superpriority senior secured debtor-in-possession credit facility (the “DIP Facility”) on the terms set forth in the DIP Facility Term Sheet attached thereto (the “DIP Term Sheet”). The DIP Term Sheet provides that, among other things, the DIP Facility shall be comprised of loans in an aggregate principal amount of $75.0 million. The availability of the DIP Facility is subject to certain conditions and milestones, including approval by the Bankruptcy Court, which has not been obtained at this time.

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

Recurring Fair Value Measurements
The following table summarizes the financial instruments we had as of December 31, 2018, valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2018	Balance Sheet Classification
Derivative financial instruments	$—	$3,174	$—	$3,174	Prepaid expenses and other current assets
Rabbi Trust investments	1,850	—	—	1,850	Other assets
Total assets	$1,850	$3,174	$—	$5,024
The following table summarizes the financial instruments we had as of March 31, 2018, valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2018	Balance Sheet Classification
Derivative financial instruments	$—	$718	$—	$718	Prepaid expenses and other current assets
Rabbi Trust investments	2,296	—	—	2,296	Other assets
Total assets	$2,296	$718	$—	$3,014
The rabbi trust investments consist of cash and mutual funds whose fair value are based on quoted prices in active markets for identical assets, and are designated as Level 1 within the valuation hierarchy. The rabbi trust holds investments related to our non-qualified deferred compensation plan for our senior executives. The derivative financial instruments consist of foreign currency put option contracts whose fair value is determined by quoted market prices of the same or similar instruments, adjusted for counterparty risk. See Note 7 for a discussion of our derivative financial instruments.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes the assets valued at fair value on a non-recurring basis during the three and nine months ended December 31, 2018 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss for the Three Months Ended December 31, 2018	Total Loss for the Nine Months Ended December 31, 2018
Inventories (1)	$—	$—	$7,697	$—	$(9,276)
Assets held for sale (2)	—	—	22,485	(1,350)	(1,350)
Aircraft and equipment (1)	—	—	136,338	—	(104,939)
Other intangible assets (1)	—	—	—	—	(3,005)
Total assets	$—	$—	$166,520	$(1,350)	$(118,570)
_____________

(1)	Fair value as of September 30, 2018.

(2)	Fair value as of December 31, 2018.
The following table summarizes the assets valued at fair value on a non-recurring basis during the three and nine months ended December 31, 2017 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss for the Three Months Ended December 31, 2017	Total Loss for the Nine Months Ended December 31, 2017
Inventories (1)	$—	$—	$1,252	$—	$(1,192)
Assets held for sale (2)	—	—	31,038	(1,560)	(11,307)
Total assets	$—	$—	$32,290	$(1,560)	$(12,499)
_____________

(1)	Fair value as of June 30, 2017.

(2)	Fair value as of December 31, 2017.
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
The fair value of other intangible assets, using Level 3 inputs, is estimated using the income approach. The estimate of fair value includes unobservable inputs, including assumptions related to future performance, such as projected demand for services, rates, and levels of expenditures.
The fair value of assets held for sale using Level 3 inputs is determined through evaluation of expected sales proceeds for aircraft. This analysis includes estimates based on historical experience with sales, recent transactions involving similar assets, quoted market prices for similar assets and condition and location of aircraft to be sold or otherwise disposed of. The loss for the three and nine months ended December 31, 2018 related to two aircraft held for sale. The loss for the three and nine months ended December 31, 2017 related to one and five aircraft held for sale, respectively. Additionally, the loss for the nine months ended December 31, 2017 includes a $6.5 million impairment relating to the Bristow Academy disposal group. For further details on Bristow Academy disposal group, see Note 1 to our fiscal year 2018 Financial Statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Fair Value of Debt
The fair value of our debt has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on quoted market prices and has not been updated for any possible acceleration clauses. The carrying and fair value of our debt, excluding unamortized debt issuance costs, are as follows (in thousands):

	December 31, 2018		March 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
8.75% Senior Secured Notes due 2023 (1)	$347,205	$250,250	$346,610	$353,500
4½% Convertible Senior Notes due 2023 (2)	111,514	54,984	107,397	158,772
6¼% Senior Notes due 2022	401,535	140,537	401,535	325,243
Lombard Debt	182,388	182,388	211,087	211,087
Macquarie Debt	174,528	174,528	185,028	185,028
PK Air Debt	216,637	216,637	230,000	230,000
Airnorth Debt	11,738	11,738	13,832	13,832
Eastern Airways Debt	—	—	14,519	14,519
Other Debt	7,959	7,959	3,991	3,991
	$1,453,504	$1,039,021	$1,513,999	$1,495,972
_____________

(1)	The carrying value is net of unamortized discount of $2.8 million and $3.4 million as of December 31 and March 31, 2018, respectively.

(2)	The carrying value is net of unamortized discount of $32.2 million and $36.4 million as of December 31 and March 31, 2018, respectively.
Other
The fair values of our cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of these items.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 7 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
From time to time, we enter into forward exchange contracts as a hedge against foreign currency asset and liability commitments and anticipated transaction exposures, including intercompany purchases. All derivatives are recognized as assets or liabilities and measured at fair value. We do not use financial instruments for trading or speculative purposes.
During fiscal year 2018 and the nine months ended December 31, 2018, we entered into foreign currency put option contracts of £5 million per month through November 2019 to mitigate a portion of our foreign currency exposure. These derivatives were designated as cash flow hedges.
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
The following table presents the balance sheet location and fair value of the portions of our derivative instruments that were designated as hedging instruments as of December 31, 2018 (in thousands):

	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Balance Sheet	Net amounts of assets and liabilities presented in the Balance Sheet

Prepaid expenses and other current assets	$3,174	$—	$3,174	$—	$3,174
Net	$3,174	$—	$3,174	$—	$3,174
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table presents the impact that derivative instruments, designated as cash flow hedges, had on our accumulated other comprehensive loss (net of tax) and our consolidated statements of operations for the three months ended December 31, 2018 (in thousands):

		Financial statement location

Amount of loss recognized in accumulated other comprehensive loss	$(5)	Accumulated other comprehensive loss
Amount of loss reclassified from accumulated other comprehensive loss into earnings	$—	Statement of operations — Direct cost
The following table presents the impact that derivative instruments, designated as cash flow hedges, had on our accumulated other comprehensive loss (net of tax) and our consolidated statements of operations for the nine months ended December 31, 2018 (in thousands):

		Financial statement location

Amount of gain recognized in accumulated other comprehensive loss	$2,403	Accumulated other comprehensive loss
Amount of gain reclassified from accumulated other comprehensive loss into earnings	$1,158	Statement of operations — Direct cost
We estimate that $1.2 million of net gain in accumulated other comprehensive loss associated with our derivative instruments is expected to be reclassified into earnings within the next twelve months.
Note 8 — COMMITMENTS AND CONTINGENCIES
Aircraft Purchase Contracts — As shown in the table below, we expect to make additional capital expenditures over the next seven fiscal years to purchase additional aircraft. As of December 31, 2018, we had 26 aircraft on order and options to acquire an additional four aircraft. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order will provide incremental fleet capacity in terms of revenue and operating income.

	Three Months Ending March 31, 2019	Fiscal Year Ending March 31,
		2020	2021	2022	2023 and thereafter(1)	Total
Commitments as of December 31, 2018:
Number of aircraft:
Large	—	—	4	5	13	22
U.K. SAR	—	4	—	—	—	4
	—	4	4	5	13	26
Related commitment expenditures (in thousands) (2)
Large	$2,197	$24,310	$74,946	$83,195	$188,401	$373,049
U.K. SAR	—	59,946	—	—	—	59,946
	$2,197	$84,256	$74,946	$83,195	$188,401	$432,995
Options as of December 31, 2018:
Number of aircraft:
Large	2	2	—	—	—	4
	2	2	—	—	—	4

Related option expenditures (in thousands) (2)	$44,181	$31,536	$—	$—	$—	$75,717
_____________

(1)	Includes $91.1 million for five aircraft orders that can be cancelled prior to delivery dates. We made non-refundable deposits of $4.5 million related to these aircraft in prior periods.

(2)	Includes progress payments on aircraft scheduled to be delivered in future periods only if options are exercised.
We periodically purchase aircraft for which we have no orders. During the three months ended December 31, 2018, we purchased an aircraft that was not on order.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In December 2018, a large aircraft order was terminated and we removed $17.5 million of future commitments from the table above. We recorded contract termination costs of $14.0 million included in loss on disposal of assets on our condensed consolidated statements of operations for amounts previously included in construction in progress on our condensed consolidated balance sheets. We have an ongoing dispute with the OEM to recover a portion of these progress payments. For further details, see Note 1.
On May 1, 2019, we entered into an amendment to our agreement with Airbus Helicopters for the purchase of 22 H175 helicopters which includes five aircraft that can be cancelled by us prior to the delivery dates. Pursuant to the amendment, the parties mutually agreed to postpone the delivery dates for such helicopters for 18 months from the previous schedule with the first three helicopters now scheduled for delivery in the second half of fiscal year 2022. The postponement in deliveries resulted in various amendments to the payment terms under the purchase agreement including the deferral of approximately $110.0 million in capital expenditures scheduled for fiscal years 2019 to 2023 into fiscal years 2024 and beyond. Our capital commitments related to these H175 helicopters now total approximately $14.0 million for fiscal years 2020 and 2021. In connection with this amendment, the overall purchase price of these helicopters has been increased by $18.4 million to account for inflation. The impact of this amendment is not included in the table above.
Operating Leases — We have non-cancelable operating leases in connection with the lease of certain equipment, including leases for aircraft, and land and facilities. Rent expense incurred under all operating leases was $48.2 million and $42.6 million for the three months ended December 31, 2018 and 2017, respectively, and $147.8 million and $158.5 million for the nine months ended December 31, 2018 and 2017, respectively. Rent expense incurred under operating leases for aircraft was $42.8 million and $36.5 million for the three months ended December 31, 2018 and 2017, respectively, and $129.9 million and $137.9 million for the nine months ended December 31, 2018 and 2017, respectively.
The aircraft leases range from base terms of up to 180 months with renewal options of up to 240 months in some cases, include purchase options upon expiration and some include early purchase options. The leases contain terms customary in transactions of this type, including provisions that allow the lessor to repossess the aircraft and require us to pay a stipulated amount if we default on our obligations under the agreements. The following is a summary of the terms related to aircraft leased under operating leases with original or remaining terms in excess of one year as of December 31, 2018:

End of Lease Term	Number of Aircraft
Three months ending March 31, 2019 to fiscal year 2020	29
Fiscal year 2021 to fiscal year 2023	36
Fiscal year 2024 to fiscal year 2025	11
76

We lease six S-92 model aircraft and one AW139 model aircraft from VIH Aviation Group, which is a related party due to common ownership of Cougar Helicopters Inc. (“Cougar”) and paid lease fees of $2.9 million and $4.7 million during the three months ended December 31, 2018 and 2017, respectively, and paid lease fees of $12.4 million and $14.4 million during the nine months ended December 31, 2018 and 2017, respectively.
In April and May 2019, we agreed to return our remaining four H225 leased aircraft and paid $4.3 million in lease return costs. We owe an additional $2.8 million in lease return costs, $9.7 million in future rent and $9.4 million in deferred rent related to these four H225 lease returns.
Separation Programs — Beginning in March 2015, we initiated involuntary separation programs (“ISPs”) in certain regions. The expense related to the ISPs for the three and nine months ended December 31, 2018 and 2017 is as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Direct cost	$2,096	$2,661	$4,809	$5,208
General and administrative	313	120	2,046	8,662
Total	$2,409	$2,781	$6,855	$13,870
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
CEO Transition — On November 9, 2018, the Company announced the upcoming retirement of Jonathan E. Baliff, who served as President and Chief Executive Officer of the Company. Mr. Baliff stepped down from the position of President effective November 9, 2018, while continuing to serve as Chief Executive Officer. On February 11, 2019, the Company entered into a Retirement and Consulting Agreement (the “Retirement and Consulting Agreement”) with Mr. Baliff. Under the Retirement and Consulting Agreement, Mr. Baliff ceased to serve as Chief Executive Officer of the Company and resigned from the Board of Directors of the Company (the “Board”), effective February 28, 2019. Commencing March 1, 2019, Mr. Baliff provided consulting services to the Company through June 30, 2019 and received a monthly consulting fee of $30,000.
Mr. Baliff’s retirement constituted a separation of employment entitling him to benefits under the Company’s Management Severance Benefits Plan for U.S. Employees (the “Severance Plan”). Pursuant to the Severance Plan and subject to Mr. Baliff’s execution and non-revocation of a release of claims against the Company, upon his termination of employment, Mr. Baliff became entitled to: (a) severance of $1,442,000, equal to two times Mr. Baliff’s base salary; (b) Company payment of Mr. Baliff’s COBRA premiums for 36 months (extended from 18 months); (c) outplacement services for 12 months; (d) accelerated vesting of Company equity awards and Company performance cash awards granted in June 2016 that would have vested by their terms in June 2019; and (e) a pro-rata bonus, assuming target performance, for the portion of fiscal year 2019 during which Mr. Baliff served as Chief Executive Officer.
In consideration of Mr. Baliff’s agreement to extend the post-termination non-compete and employee non-solicitation provisions from one year to two years, the Company agreed that the following Company equity awards would remain outstanding and continue to vest, subject to Mr. Baliff’s compliance with the restrictive covenants and satisfaction of his obligations under the consulting arrangement described above: (a) options to purchase 43,503 shares of Company stock, scheduled to vest on June 5, 2019; (b) options to purchase 102,190 shares of Company stock, scheduled to vest on June 12, 2019; (c) 74,502 Company restricted stock units, scheduled to vest on June 12, 2020; and (d) 23,927 Company restricted stock units, scheduled to vest on June 5, 2021.
Effective upon Mr. Baliff’s retirement and until the appointment of a new Chief Executive Officer, the Board named Thomas N. Amonett, the Vice-Chairman of the Board and interim President of the Company, to the additional role of interim Chief Executive Officer.
On March 1, 2019, the Company announced that L. Don Miller, Senior Vice President and Chief Financial Officer of the Company, had been appointed to succeed Mr. Baliff as President and Chief Executive Officer of the Company, effective as of the close of business on February 28, 2019. Mr. Miller joined the Board concurrently with the effectiveness of his appointment as President and Chief Executive Officer. Mr. Amonett, who has been serving as the interim President of the Company, was appointed to the role of Executive Vice Chairman of the Board, effective upon the effectiveness of Mr. Miller’s appointment. Brian J. Allman, Vice President and Chief Accounting Officer of the Company, was appointed to succeed Mr. Miller as Senior Vice President and Chief Financial Officer.
Other Purchase Obligations — As of December 31, 2018, we had $52.0 million of other purchase obligations representing unfilled purchase orders for aircraft parts and non-cancelable power-by-the-hour maintenance commitments.
Sikorsky Lawsuit — On January 8, 2019, we filed suit in the District Court of Harris County, Texas against Sikorsky Aircraft Corporation (“Sikorsky”) for breach of contract, unjust enrichment and conversion as a result of Sikorsky terminating a sales agreement after we sought to delay delivery of a helicopter and retaining our $11.7 million deposit as liquidated damages. We are seeking a ruling that Sikorsky be required to return the deposit and provide an accurate calculation of its damages under the sales agreement. Sikorsky has challenged venue, and discovery related thereto is underway. With the advice of counsel, we are evaluating the feasibility of transferring the matter to the Bankruptcy Court for disposition.
Other Matters — Although infrequent, aircraft accidents have occurred in the past, and the related losses and liability claims have been covered by insurance subject to deductible, self-insured retention and loss sensitive factors.
On March 10, 2019, one of our Bell 407 model aircraft was involved in an accident in the Gulf of Mexico in which one pilot and one passenger were fatally injured. The cause(s) of the accident remain unknown at this time. We continue to work with authorities in their investigation.
As previously reported, on April 29, 2016, another company’s EC 225LP (also known as a H225LP) model helicopter crashed near Turøy outside of Bergen, Norway resulting in the European Aviation Safety Agency issuing airworthiness directives prohibiting

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

flight of H225LP and AS332L2 model aircraft. On July 20, 2017, the U.K. CAA and NCAA issued safety and operational directives which detail the conditions to apply for safe return to service of H225LP and AS332L2 model aircraft, where operators wish to do so. On July 5, 2018, the Accident Investigation Board Norway issued its final investigation report on the accident. The report cited a fatigue fracture within the epicyclic module of the main gear box as the cause of the accident, and issued safety recommendations in a number of areas, including gearbox design and certification requirements, failure tolerance, and continued airworthiness of the AS332L2 and the H225LP helicopters. We continue not to operate for commercial purposes our H225LP model aircraft, and we are carefully evaluating next steps for the H225LP model aircraft in our operations worldwide, with the safety of passengers and crews remaining our highest priority. Recent third-party market transactions and the development of alternative opportunities outside of our traditional oil and gas services for our H225 aircraft indicated a substantial return to oil and gas service within our operations was not likely. See Note 1 for further details.
The Huntington National Bank (“Huntington”) filed suit against the Company and Bristow U.S. LLC in the U.S. District Court for the Southern District of New York (the “Southern District of New York Court”). Huntington alleges violation of an addendum of a lease agreement for failure to arrange for the enrollment of the aircraft engines in a maintenance agreement and seeks approximately $2.5 million in damages. We submitted a counterclaim for approximately $100,000 of costs related to storage, maintenance and insurance of the aircraft following the expiration of the lease. On March 1, 2019, the Southern District of New York Court denied Huntington’s motion for summary judgment. We initiated discovery; however, on May 16, 2019, the proceedings were stayed as a result of the Chapter 11 Cases.
Two purported class action complaints, Kokareva v. Bristow Group Inc., Case No. 4:19-cv-0509 and Lilienfield v. Bristow Group Inc., Case No. 4:19-cv-1064, were filed in the U.S. District Court for the Southern District of Texas (the “Southern District of Texas Court”) on February 14, 2019 and March 21, 2019, respectively. The complaints, which also name Jonathan E. Baliff and L. Don Miller as defendants, allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 arising out of the Company’s disclosures and alleged failure to make timely disclosure of inadequate monitoring control processes related to non-financial covenants within certain of its secured financing and lease agreements.  On May 17, 2019, the Southern District of Texas Court appointed BRS Investor Group as Lead Plaintiff and consolidated both actions under Kokareva v. Bristow Group Inc., Case No. 4:19-cv-0509.
When the Company filed the Chapter 11 Cases on May 11, 2019, the litigation against the Company was automatically stayed.  The case was not automatically stayed against the individual defendants, but the Company intends to request that the stay also extend to the individual defendants.  On May 31, 2019, the Lead Plaintiff requested that the Southern District of Texas Court schedule an initial conference, and the defendants requested that any conference be postponed until after the Bankruptcy Court decides whether the stay should extend to the individual defendants.  The Southern District of Texas Court has not yet set a date for an initial conference.  The defendants believe that the claims are without merit and intend to vigorously defend against them.
On June 7, 2019, Marilyn DeVault filed a Stockholder Derivative Complaint against Thomas N. Amonett, Gaurdie Banister Jr., Ian A. Godden, Lori A. Gobillot, A. William Higgins, Thomas C. Knudson, Biggs C. Porter, Jonathan E. Baliff, Stephen A. King, Matthew Masters, David C. Gompert, Bruce H. Stover, L. Don Miller, and Brian J. Allman (the “Derivative Defendants”) in the United States District Court for the District of Delaware. The complaint alleges breaches of fiduciary duties and violations of Section 10(b) of the Securities Exchange Act of 1934 arising out of Company disclosures and failing to have adequate monitoring control processes related to non-financial covenants within certain of our secured financing and lease agreements. The complaint also alleges waste of corporate assets, gross mismanagement, and unjust enrichment.  The Derivative Defendants believe that the claims are without merit and intend to vigorously defend against them.
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
A loss contingency is reasonably possible if the contingency has a more than remote but less than probable chance of occurring. Although management believes that there is no clear requirement to pay amounts at this time and that positions exist suggesting that no further amounts are currently due, it is reasonably possible that a loss could occur for which we have estimated a maximum loss at December 31, 2018 to be approximately $3 million.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

We are a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.
See Part II. Item 1. “Legal Proceedings” included elsewhere in this Quarterly Report for a discussion of other actions or claims pending.
Note 9 — TAXES
We estimate the full-year effective tax rate from continuing operations and apply this rate to our year-to-date income from continuing operations. In addition, we separately calculate the tax impact of unusual or infrequent items, if any. The tax impacts of such unusual or infrequent items are treated discretely in the quarter in which they occur. During the three months ended December 31, 2018 and 2017, our effective tax rate was (38.4)% and 57.5%, respectively, and during the nine months ended December 31, 2018 and 2017, our effective tax rate was (2.1)% and (2.7)%, respectively. The effective tax rates for the three and nine months ended December 31, 2018 and 2017 were impacted by net operating losses in certain foreign jurisdictions and valuation allowances against future realization of foreign tax credits.
The relationship between our provision for or benefit from income taxes and our pre-tax book income can vary significantly from period to period considering, among other factors, (a) the overall level of pre-tax book income, (b) changes in the blend of income that is taxed based on gross revenues or at high effective tax rates versus pre-tax book income or at low effective tax rates and (c) our geographical blend of pre-tax book income. Consequently, our income tax expense or benefit does not change proportionally with our pre-tax book income or loss. Significant decreases in our pre-tax book income typically result in higher effective tax rates, while significant increases in pre-tax book income can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above. The change in our effective tax rate excluding discrete items for the three and nine months ended December 31, 2018 compared to the three and nine months ended December 31, 2017 primarily related to changes in the blend of earnings taxed in relatively high taxed jurisdictions versus low taxed jurisdictions. Additionally, we increased our valuation allowance by $33.5 million and $2.1 million for the three months ended December 31, 2018 and 2017, respectively, and $43.8 million and $13.4 million for the nine months ended December 31, 2018 and 2017, respectively, which also impacted our effective tax rate.
As of December 31, 2018, there were $4.3 million of unrecognized tax benefits, all of which would have an impact on our effective tax rate if recognized.
On December 22, 2017, the president of the United States signed into law tax legislation commonly known as the Tax Cuts and Jobs Act (the “Act”). The Act includes numerous changes in existing U.S. tax law, including a permanent reduction in the U.S. federal corporate income tax rate from 35% to 21%. The rate reduction took effect on January 1, 2018. Further, the Act provides for a one-time “deemed repatriation” of accumulated foreign earnings of certain foreign corporations. Under U.S. generally accepted accounting principles, our net deferred tax liabilities are required to be revalued during the period in which the new tax legislation is enacted. We have completed our analysis of the income tax implications of the Act during the three months ended December 31, 2018 and recorded adjustments accordingly to previously reported provisional amounts.
Certain provisions under the Act became applicable to us on April 1, 2018 and our income tax provision for the three and nine months ended December 31, 2018 includes the tax implications of these provisions. These provisions include Global Intangible Low-Taxed Income (“GILTI”), Base Erosion and Anti-Avoidance Tax (“BEAT”), Foreign Derived Intangible Income (“FDII”), and certain limitations on the deduction of interest expense and utilization of net operating losses.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 10 — EMPLOYEE BENEFIT PLANS
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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Service cost for benefits earned during the period	$207	$214	$636	$632
Interest cost on pension benefit obligation	3,179	3,230	9,764	9,530
Expected return on assets	(4,191)	(5,299)	(12,872)	(15,633)
Amortization of unrecognized losses	1,945	2,040	5,972	6,016
Net periodic pension cost	$1,140	$185	$3,500	$545
The current estimates of our cash contributions to our defined benefit pension plans to be paid in fiscal year 2019 are $16.3 million, of which $12.7 million was paid during the nine months ended December 31, 2018. The weighted-average expected long-term rate of return on assets for our U.K. pension plans as of March 31, 2018 was 3.6%.
In October 2018, the U.K. High Court ruled that the U.K. defined pension schemes will be required to equalize for the effect of unequal guaranteed minimum pensions (“GMPs”) accrued between 1990 and 1997 by adjusting other non-GMP benefits. We recorded additional pension liability of $2.9 million as of December 31, 2018 related to this ruling that will be recorded as additional service cost over the future service period of approximately 20 years.
Incentive Compensation
Stock-based awards are currently made under the Bristow Group Inc. 2007 Long-Term Incentive Plan, as amended and restated on August 3, 2016 (the “2007 Plan”). A maximum of 10,646,729 shares of common stock are reserved. Awards granted under the 2007 Plan may be in the form of stock options, stock appreciation rights, shares of restricted stock, other stock-based awards (payable in cash or common stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants. As of December 31, 2018, 1,811,843 shares remained available for grant under the 2007 Plan.
We have a number of other incentive and stock option plans which are described in Note 9 to our fiscal year 2018 Financial Statements.
Total stock-based compensation expense, which includes stock options and restricted stock, totaled $1.9 million and $2.2 million during the three months ended December 31, 2018 and 2017, respectively, and $5.7 million and $8.8 million for the nine months ended December 31, 2018 and 2017, respectively. Stock-based compensation expense has been allocated to our various regions.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

During the nine months ended December 31, 2018, we awarded 400,788 shares of restricted stock at an average grant date fair value of $12.53 per share. Also during the nine months ended December 31, 2018, 593,129 stock options were granted. The following table shows the assumptions used to compute the stock-based compensation expense for stock options granted during the nine months ended December 31, 2018:

Risk free interest rate	2.76%
Expected life (years)	5
Volatility	62.8%
Dividend yield	—%
Weighted average exercise price of options granted	$12.19 per option
Weighted average grant-date fair value of options granted	$6.71 per option
During June 2018 and 2017, we awarded certain members of management phantom restricted stock which will be paid out in cash after three years. We account for these awards as liability awards. As of December 31, 2018 and March 31, 2018, we had $0.4 million and $1.0 million, respectively, included in other liabilities and deferred credits on our condensed consolidated balance sheet accrued for these awards. Additionally, changes in the fair values of these liability awards reduced compensation expense by $1.1 million and $0.4 million during the three and nine months ended December 31, 2018, respectively, and increased compensation expense by $0.5 million and $0.9 million during the three and nine months ended December 31, 2017, respectively.
Performance cash awards granted in June 2017 and 2018 have two components. One half of each performance cash award will vest and pay out in cash three years after the date of grant at varying levels depending on our performance in Total Shareholder Return against a peer group of companies. The other half of each performance cash award will be earned based on absolute performance in respect of improved average adjusted earnings per share for the Company over the three-year performance period beginning on April 1, 2017 and 2018, as applicable. Performance cash awards granted in June 2016 vest and pay out in cash three years after the date of grant at varying levels depending on our performance in Total Shareholder Return against a peer group of companies. These awards were designed to tie a significant portion of total compensation to performance. One of the effects of this type of compensation is that it requires liability accounting which can result in volatility in earnings. The liability recorded for these awards as of December 31 and March 31, 2018 was $3.9 million and $7.7 million, respectively, and represents an accrual based on the fair value of the awards on those dates. The decrease in the liability during the nine months ended December 31, 2018 resulted from the payout in June 2018 of the awards granted in June 2015, partially offset by the value of the new awards granted in June 2018. Any changes in fair value of the awards in future quarters will increase or decrease the liability and impact results in those periods. The effect, either positive or negative, on future period earnings can vary based on factors including changes in our stock price or the stock prices of the peer group companies, as well as changes in other market and company-specific assumptions that are factored into the calculation of fair value of the performance cash awards.
Changes in the fair values of performance cash awards reduced compensation expense by $1.3 million and $0.8 million during the three months ended December 31, 2018 and 2017, respectively, and reduced compensation expense by $0.2 million and increased compensation expense by $0.6 million during the nine months ended December 31, 2018 and 2017, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 11 — EARNINGS PER SHARE AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Earnings per Share
Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share excludes options to purchase shares and restricted stock awards, which were outstanding during the period but were anti-dilutive, as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Options:
Outstanding	3,447,397	2,729,888	2,682,918	2,791,193
Weighted average exercise price	$25.62	$38.12	$33.11	$39.88
Restricted stock awards:
Outstanding	671,258	681,571	591,808	432,596
Weighted average price	$9.58	$8.67	$11.64	$23.25
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Loss (in thousands):
Loss available to common stockholders – basic	$(85,944)	$(8,273)	$(262,242)	$(94,757)
Interest expense on assumed conversion of 4½% Convertible Senior Notes, net of tax (1)	—	—	—	—
Loss available to common stockholders – diluted	(85,944)	(8,273)	$(262,242)	$(94,757)
Shares:
Weighted average number of common shares outstanding – basic	35,798,185	35,368,212	35,712,735	35,260,746
Assumed conversion of 4½% Convertible Senior Notes outstanding during period (1)	—	—	—	—
Net effect of dilutive stock options and restricted stock awards based on the treasury stock method	—	—	—	—
Weighted average number of common shares outstanding – diluted (2)	35,798,185	35,368,212	35,712,735	35,260,746

Basic loss per common share	$(2.40)	$(0.23)	$(7.34)	$(2.69)
Diluted loss per common share	$(2.40)	$(0.23)	$(7.34)	$(2.69)
_____________

(1)
Diluted loss per common share for three and nine months ended December 31, 2018 excludes a number of potentially dilutive shares determined pursuant to a specified formula initially issuable upon the conversion of our 4½% Convertible Senior Notes. The 4½% Convertible Senior Notes will be convertible, under certain circumstances, into cash, shares of our common stock or a combination of cash and our common stock, at our election. We have initially elected combination settlement. As of December 31, 2018 and March 31, 2018, the base conversion price of the notes was approximately $15.64, based on the base conversion rate of 63.9488 shares of common stock per $1,000 principal amount of convertible notes (subject to adjustment in certain circumstances). In general, upon conversion of a note, the holder will receive cash equal to the principal amount of the note and common stock to the extent of the note’s conversion value in excess of such principal amount. Such shares did not impact our calculation of diluted loss per share for the three and nine months ended December 31, 2018 as our average stock price during these periods did not meet or exceed the conversion requirements.

(2)
Potentially dilutive shares issuable pursuant to our warrant transactions entered into concurrently with the issuance of our 4½% Convertible Senior Notes (the “Warrant Transactions”) were not included in the computation of diluted loss per share for the three and nine months ended December 31, 2018, because to do so would have been anti-dilutive. For further details on the Warrant Transactions, see Note 4 in our fiscal year 2018 Financial Statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accumulated Other Comprehensive Loss
The following table sets forth the changes in the balances of each component of accumulated other comprehensive loss (in thousands):

	Currency Translation Adjustments	Pension Liability Adjustments (1)	Unrealized gain (loss) on cash flow hedges (2)	Total
Balance as of March 31, 2018	$(79,066)	$(206,682)	$(346)	$(286,094)
Other comprehensive income before reclassification	(43,685)	(2,410)	2,403	(43,692)
Reclassified from accumulated other comprehensive income	—	—	(1,158)	(1,158)
Net current period other comprehensive income	(43,685)	(2,410)	1,245	(44,850)
Foreign exchange rate impact	(24,363)	24,363	—	—
Balance as of December 31, 2018	$(147,114)	$(184,729)	$899	$(330,944)
_____________

(1)
Reclassification of amounts related to pension liability adjustments are included as a component of net periodic pension cost. For further details on additional pension liability recorded during the nine months ended December 31, 2018, see Note 10.

(2)	Reclassification of amounts related to cash flow hedges were included as direct costs.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 12 — SEGMENT INFORMATION
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
The following tables show region information for the three and nine months ended December 31, 2018 and 2017 and as of December 31 and March 31, 2018, where applicable, reconciled to consolidated totals, and prepared on the same basis as our condensed consolidated financial statements (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Region revenue from external customers:
Europe Caspian	$186,537	$196,958	$606,584	$592,280
Africa	43,830	48,712	119,638	149,289
Americas	56,669	58,468	166,644	173,431
Asia Pacific	43,829	55,691	155,653	167,421
Corporate and other	464	906	1,361	4,099
Total region revenue (1)	$331,329	$360,735	$1,049,880	$1,086,520
Intra-region revenue:
Europe Caspian	$1,913	$1,481	$5,847	$4,000
Africa	—	—	—	—
Americas	1,262	2,147	3,910	6,391
Asia Pacific	—	—	—	—
Corporate and other	1	5	2	27
Total intra-region revenue	$3,176	$3,633	$9,759	$10,418
Consolidated revenue:
Europe Caspian	$188,450	$198,439	$612,431	$596,280
Africa	43,830	48,712	119,638	149,289
Americas	57,931	60,615	170,554	179,822
Asia Pacific	43,829	55,691	155,653	167,421
Corporate and other	465	911	1,363	4,126
Intra-region eliminations	(3,176)	(3,633)	(9,759)	(10,418)
Total consolidated revenue (1)	$331,329	$360,735	$1,049,880	$1,086,520
_____________

(1)
The above table represents disaggregated revenue from contracts with customers except for $9.8 million of revenue included in totals ($1.7 million from Europe Caspian, $8.0 million from Americas and $0.1 million from Asia Pacific) for the three months ended December 31, 2018 and $41.8 million of revenue included in totals ($18.8 million from Europe Caspian, $22.8 million from Americas and $0.2 million from Asia Pacific) for the nine months ended December 31, 2018.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Earnings (losses) from unconsolidated affiliates, net – equity method investments:
Europe Caspian	$(2)	$34	$17	$125
Americas	839	2,097	(2,052)	3,712
Corporate and other	(100)	(135)	(341)	(443)
Total earnings (losses) from unconsolidated affiliates, net – equity method investments	$737	$1,996	$(2,376)	$3,394

Consolidated operating loss:
Europe Caspian	$3,342	$5,274	$13,856	$19,499
Africa	5,286	10,470	7,892	28,353
Americas	4,412	5,308	(1,362)	11,535
Asia Pacific	(6,654)	(941)	(14,613)	(19,374)
Corporate and other	(21,535)	(19,047)	(151,440)	(68,686)
Loss on disposal of assets	(16,015)	(4,591)	(18,986)	(12,418)
Total consolidated operating loss (1)	$(31,164)	$(3,527)	$(164,653)	$(41,091)

Depreciation and amortization:
Europe Caspian	$13,041	$12,771	$37,985	$36,789
Africa	3,732	3,664	10,811	10,330
Americas	7,108	6,909	21,299	20,906
Asia Pacific	3,812	4,479	12,221	15,347
Corporate and other	2,922	3,859	9,729	10,747
Total depreciation and amortization	$30,615	$31,682	$92,045	$94,119

	December 31, 2018	March 31, 2018
Identifiable assets:
Europe Caspian	$904,490	$1,087,437
Africa	398,606	374,121
Americas	751,981	788,879
Asia Pacific	248,861	342,166
Corporate and other (2)	427,806	572,399
Total identifiable assets	$2,731,744	$3,165,002

Investments in unconsolidated affiliates – equity method investments:
Europe Caspian	$215	$270
Americas	104,758	116,276
Corporate and other	2,715	3,338
Total investments in unconsolidated affiliates – equity method investments	$107,688	$119,884
_____________

(1)
Results for the three months ended December 31, 2018 were positively impacted by a reduction to rent expense of $1.0 million (included in direct costs) impacting Europe Caspian and Asia Pacific regions by $0.2 million and $0.8 million, respectively, related to OEM cost recoveries for ongoing aircraft issues. Results for the nine months ended December 31, 2018 were positively impacted by a reduction to rent expense of $6.9 million (included in direct costs) impacting Europe Caspian and Asia Pacific regions by $4.6 million and $2.3 million, respectively, related to OEM cost recoveries for ongoing aircraft issues. For further details, see Note 1.

(2)
Includes $52.9 million and $67.7 million of construction in progress within property and equipment on our condensed consolidated balance sheets as of December 31 and March 31, 2018, respectively, which primarily represents progress payments on aircraft to be delivered in future periods. In December 2018, a large aircraft order was terminated and we recorded contract termination costs of $14.0 million included in loss on disposal of assets on our condensed consolidated statements of operations for amounts previously included in construction in progress on our condensed consolidated balance sheets. For further details, see Notes 1 and 8.

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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Operations
Three Months Ended December 31, 2018

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue:
Gross revenue	$(9)	$37,253	$294,085	$—	$331,329
Intercompany revenue	—	26,844	—	(26,844)	—
	(9)	64,097	294,085	(26,844)	331,329
Operating expense:
Direct cost and reimbursable expense	14	40,188	235,699	—	275,901
Intercompany expenses	5,399	—	21,445	(26,844)	—
Depreciation and amortization	3,087	19,175	8,353	—	30,615
General and administrative	16,004	4,174	20,564	—	40,742
	24,504	63,537	286,061	(26,844)	347,258

Loss on disposal of assets	(512)	(15,321)	(182)	—	(16,015)
Earnings (losses) from unconsolidated affiliates, net	(22,023)	—	780	22,023	780
Operating income (loss)	(47,048)	(14,761)	8,622	22,023	(31,164)
Interest expense, net	(16,997)	(5,807)	(4,309)	—	(27,113)
Other income (expense), net	122	485	(4,267)	—	(3,660)

Income (loss) before (provision) benefit for income taxes	(63,923)	(20,083)	46	22,023	(61,937)
Allocation of consolidated income taxes	(22,006)	(463)	(1,295)	—	(23,764)
Net loss	(85,929)	(20,546)	(1,249)	22,023	(85,701)
Net income attributable to noncontrolling interests	(15)	—	(228)	—	(243)
Net loss attributable to Bristow Group	$(85,944)	$(20,546)	$(1,477)	$22,023	$(85,944)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Operations
Three Months Ended December 31, 2017

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue:
Gross revenue	$188	$47,377	$313,170	$—	$360,735
Intercompany revenue	—	28,608	—	(28,608)	—
	188	75,985	313,170	(28,608)	360,735
Operating expense:
Direct cost and reimbursable expense	81	49,540	236,998	—	286,619
Intercompany expenses	—	—	28,608	(28,608)	—
Depreciation and amortization	3,048	12,489	16,145	—	31,682
General and administrative	13,937	6,514	22,915	—	43,366
	17,066	68,543	304,666	(28,608)	361,667

Gain (loss) on disposal of assets	(1,757)	(3,657)	823	—	(4,591)
Earnings (losses) from unconsolidated affiliates, net	(11,503)	—	1,996	11,503	1,996
Operating income (loss)	(30,138)	3,785	11,323	11,503	(3,527)
Interest expense, net	(9,480)	(5,008)	(4,605)	—	(19,093)
Other income (expense), net	(16)	227	(947)	—	(736)

Income (loss) before (provision) benefit for income taxes	(39,634)	(996)	5,771	11,503	(23,356)
Allocation of consolidated income taxes	31,373	(1,791)	(16,163)	—	13,419
Net loss	(8,261)	(2,787)	(10,392)	11,503	(9,937)
Net (income) loss attributable to noncontrolling interests	(12)	—	1,676	—	1,664
Net loss attributable to Bristow Group	$(8,273)	$(2,787)	$(8,716)	$11,503	$(8,273)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Operations
Nine Months Ended December 31, 2018

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue:
Third party revenue	$81	$108,186	$941,613	$—	$1,049,880
Intercompany revenue	—	80,857	—	(80,857)	—
	81	189,043	941,613	(80,857)	1,049,880
Operating expense:
Direct cost and reimbursable expense	50	123,045	741,172	—	864,267
Intercompany expenses	20,706	—	60,151	(80,857)	—
Depreciation and amortization	9,245	55,130	27,670	—	92,045
General and administrative	41,699	13,097	64,886	—	119,682
	71,700	191,272	893,879	(80,857)	1,075,994

Loss on impairment	—	(87,474)	(29,746)	—	(117,220)
Loss on disposal of assets	(1,318)	(16,799)	(869)	—	(18,986)
Earnings (losses) from unconsolidated affiliates, net	(153,319)	—	(2,333)	153,319	(2,333)
Operating income (loss)	(226,256)	(106,502)	14,786	153,319	(164,653)
Interest expense, net	(48,940)	(18,552)	(13,198)	—	(80,690)
Other income (expense), net	306	1,802	(12,922)	—	(10,814)

Loss before (provision) benefit for income taxes	(274,890)	(123,252)	(11,334)	153,319	(256,157)
Allocation of consolidated income taxes	12,691	(746)	(17,203)	—	(5,258)
Net loss	(262,199)	(123,998)	(28,537)	153,319	(261,415)
Net income attributable to noncontrolling interests	(43)	—	(784)	—	(827)
Net loss attributable to Bristow Group	$(262,242)	$(123,998)	$(29,321)	$153,319	$(262,242)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Operations
Nine Months Ended December 31, 2017

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue:
Third party revenue	$188	$140,104	$946,228	$—	$1,086,520
Intercompany revenue	—	92,518	—	(92,518)	—
	188	232,622	946,228	(92,518)	1,086,520
Operating expense:
Direct cost and reimbursable expense	3,350	147,829	733,402	—	884,581
Intercompany expenses	—	—	92,518	(92,518)	—
Depreciation and amortization	8,981	38,209	46,929	—	94,119
General and administrative	50,924	17,899	69,872	—	138,695
	63,255	203,937	942,721	(92,518)	1,117,395

Loss on impairment	—	(1,192)	—	—	(1,192)
Gain (loss) on disposal of assets	(1,757)	7,356	(18,017)	—	(12,418)
Earnings (losses) from unconsolidated affiliates, net	(22,506)	—	3,394	22,506	3,394
Operating income (loss)	(87,330)	34,849	(11,116)	22,506	(41,091)
Interest expense, net	(29,174)	(16,811)	(7,692)	—	(53,677)
Other income (expense), net	(142)	(529)	906	—	235

Income (loss) before provision for income taxes	(116,646)	17,509	(17,902)	22,506	(94,533)
Allocation of consolidated income taxes	21,925	(7,896)	(16,575)	—	(2,546)
Net income (loss)	(94,721)	9,613	(34,477)	22,506	(97,079)
Net (income) loss attributable to noncontrolling interests	(36)	—	2,358	—	2,322
Net income (loss) attributable to Bristow Group	$(94,757)	$9,613	$(32,119)	$22,506	$(94,757)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended December 31, 2018

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net loss	$(85,929)	$(20,546)	$(1,249)	$22,023	$(85,701)
Other comprehensive loss:
Currency translation adjustments	—	(372)	(9,146)	3,056	(6,462)
Pension liability adjustment	—	—	(2,410)	—	(2,410)
Unrealized loss on cash flow hedges	—	—	(5)	—	(5)
Total comprehensive loss	(85,929)	(20,918)	(12,810)	25,079	(94,578)

Net income attributable to noncontrolling interests	(15)	—	(228)	—	(243)
Currency translation adjustments attributable to noncontrolling interests	—	—	(52)	—	(52)
Total comprehensive income attributable to noncontrolling interests	(15)	—	(280)	—	(295)
Total comprehensive loss attributable to Bristow Group	$(85,944)	$(20,918)	$(13,090)	$25,079	$(94,873)

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
Other comprehensive income (loss):
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
Nine Months Ended December 31, 2018

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net loss	$(262,199)	$(123,998)	$(28,537)	$153,319	$(261,415)
Other comprehensive loss:
Currency translation adjustments	—	(1,417)	(105,254)	63,209	(43,462)
Pension liability adjustment	—	—	(2,410)	—	(2,410)
Unrealized gain on cash flow hedges	—	—	1,245	—	1,245
Total comprehensive loss	(262,199)	(125,415)	(134,956)	216,528	(306,042)

Net income attributable to noncontrolling interests	(43)	—	(784)	—	(827)
Currency translation adjustments attributable to noncontrolling interests	—	—	(223)	—	(223)
Total comprehensive income attributable to noncontrolling interests	(43)	—	(1,007)	—	(1,050)
Total comprehensive loss attributable to Bristow Group	$(262,242)	$(125,415)	$(135,963)	$216,528	$(307,092)

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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Balance Sheet
As of December 31, 2018

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$155,167	$—	$77,660	$(1,501)	$231,326
Accounts receivable	506,745	542,145	293,490	(1,124,553)	217,827
Inventories	—	34,658	80,596	—	115,254
Assets held for sale	—	18,506	3,979	—	22,485
Prepaid expenses and other current assets	4,520	2,674	41,452	—	48,646
Total current assets	666,432	597,983	497,177	(1,126,054)	635,538
Intercompany investment	1,877,133	104,436	128,633	(2,110,202)	—
Investment in unconsolidated affiliates	—	—	113,974	—	113,974
Intercompany notes receivable	118,003	9,229	147,056	(274,288)	—
Property and equipment—at cost:
Land and buildings	4,806	58,204	177,191	—	240,201
Aircraft and equipment	155,628	1,311,241	1,012,674	—	2,479,543
	160,434	1,369,445	1,189,865	—	2,719,744
Less: Accumulated depreciation and amortization	(46,012)	(403,430)	(422,759)	—	(872,201)
	114,422	966,015	767,106	—	1,847,543
Goodwill	—	—	18,271	—	18,271
Other assets	4,786	2,727	108,905	—	116,418
Total assets	$2,780,776	$1,680,390	$1,781,122	$(3,510,544)	$2,731,744

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$413,795	$476,510	$317,229	$(1,115,618)	$91,916
Accrued liabilities	56,645	(7,232)	116,352	(9,300)	156,465
Short-term borrowings and current maturities of long-term debt	847,023	271,279	302,748	—	1,421,050
Total current liabilities	1,317,463	740,557	736,329	(1,124,918)	1,669,431
Long-term debt, less current maturities	—	—	9,174	—	9,174
Intercompany notes payable	103,449	154,527	17,415	(275,391)	—
Accrued pension liabilities	—	—	28,036	—	28,036
Other liabilities and deferred credits	10,732	8,729	9,112	—	28,573
Deferred taxes	68,416	25,853	24,788	—	119,057
Stockholders’ investment:
Common stock	385	4,996	131,317	(136,313)	385
Additional paid-in-capital	860,745	29,387	284,048	(313,435)	860,745
Retained earnings	524,846	716,378	278,054	(994,432)	524,846
Accumulated other comprehensive income (loss)	78,306	(37)	256,842	(666,055)	(330,944)
Treasury shares	(184,796)	—	—	—	(184,796)
Total Bristow Group stockholders’ investment	1,279,486	750,724	950,261	(2,110,235)	870,236
Noncontrolling interests	1,230	—	6,007	—	7,237
Total stockholders’ investment	1,280,716	750,724	956,268	(2,110,235)	877,473
Total liabilities and stockholders’ investment	$2,780,776	$1,680,390	$1,781,122	$(3,510,544)	$2,731,744

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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Cash Flows
Nine Months Ended December 31, 2018

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash provided by (used in) operating activities	$(93,365)	$23,819	$2,145	$(1,501)	$(68,902)
Cash flows from investing activities:
Capital expenditures	(2,987)	(12,827)	(17,897)	—	(33,711)
Proceeds from asset dispositions	—	7,529	1,564	—	9,093
Net cash used in investing activities	(2,987)	(5,298)	(16,333)	—	(24,618)
Cash flows from financing activities:
Proceeds from borrowings	—	—	387	—	387
Debt issuance costs	(642)	(32)	(1,925)	—	(2,599)
Repayment of debt	—	(15,709)	(33,407)	—	(49,116)
Dividends paid	162,941	1,649	(164,590)	—	—
Increases (decreases) in cash related to intercompany advances and debt	(189,241)	(13,333)	202,574	—	—
Partial prepayment of put/call obligation	(40)	—	—	—	(40)
Dividends paid to noncontrolling interest	—	—	(580)	—	(580)
Issuance of common stock	2,830	—	—	—	2,830
Repurchases for tax withholdings on vesting of equity awards	(1,505)	—	—	—	(1,505)
Net cash provided by (used in) financing activities	(25,657)	(27,425)	2,459	—	(50,623)
Effect of exchange rate changes on cash and cash equivalents	—	—	(4,754)	—	(4,754)
Net decrease in cash and cash equivalents	(122,009)	(8,904)	(16,483)	(1,501)	(148,897)
Cash and cash equivalents at beginning of period	277,176	8,904	94,143	—	380,223
Cash and cash equivalents at end of period	$155,167	$—	$77,660	$(1,501)	$231,326

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
Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Bristow Group Inc. and subsidiaries (the Company) as of December 31, 2018, the related condensed consolidated statements of operations and comprehensive loss for the three-month and nine-month periods ended December 31, 2018 and 2017, the related condensed consolidated statements of cash flows for the nine-month periods ended December 31, 2018 and 2017, and the related condensed consolidated statements of changes in stockholders’ investment for the three-month and nine-month periods ended December 31, 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
June 19, 2019

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, as amended by the amendment thereto (the “Amended 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) on June 19, 2019 (the “fiscal year 2018 Annual Report” or the “2018 Annual Report”)), and the MD&A contained therein. In the discussion that follows, the terms “Current Quarter” and “Comparable Quarter” refer to the three months ended December 31, 2018 and 2017, respectively, and the terms “Current Period” and “Comparable Period” refer to the nine months ended December 31, 2018 and 2017, respectively. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ending March 31, 2019 is referred to as “fiscal year 2019”.
Forward-Looking Statements
This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements are statements about our future business, strategy, operations, capabilities and results; financial projections; plans and objectives of our management; expected actions by us and by third parties, including our customers, competitors, vendors and regulators; and other matters. Some of the forward-looking statements can be identified by the use of words such as “believes”, “belief”, “forecasts”, “expects”, “plans”, “anticipates”, “intends”, “projects”, “estimates”, “may”, “might”, “will”, “would”, “could”, “should” or other similar words; however, all statements in this Quarterly Report, other than statements of historical fact or historical financial results, are forward-looking statements.
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
You should consider the following key factors when evaluating these forward-looking statements:

•
risks and uncertainties relating to our Chapter 11 Cases (as defined herein), including but not limited to: our ability to obtain Bankruptcy Court (as defined herein) approval with respect to motions in the Chapter 11 Cases; the effects of the Chapter 11 Cases on the Company and our various constituents; the impact of Bankruptcy Court rulings in the Chapter 11 Cases; our ability to develop and implement a plan of reorganization that will be approved by the Bankruptcy Court and the ultimate outcome of the Chapter 11 Cases in general; the length of time we will operate under the Chapter 11 Cases; attendant risks associated with restrictions on our ability to pursue our business strategies; risks associated with third-party motions in the Chapter 11 Cases; the potential adverse effects of the Chapter 11 Cases on our liquidity; the potential cancellation of our common stock in the Chapter 11 Cases; the potential material adverse effect of claims that are not discharged in the Chapter 11 Cases; uncertainty regarding our ability to retain key personnel; and uncertainty and continuing risks associated with our ability to achieve our stated goals and continue as a going concern;

•	our ability to implement operational improvement efficiencies with the objective of rightsizing our global footprint and further reduce our cost structure;

•	adverse changes in our ability to obtain financing or enter into definitive agreements with respect to financings on terms that are favorable to us;

•	the possibility that we may be unable to maintain compliance with covenants in our financing agreements;

•	fluctuations in worldwide prices of and demand for oil and natural gas;

•	fluctuations in levels of oil and natural gas exploration, development and production activities;

•	fluctuations in the demand for our services;

•	the possibility that we may be unable to re-deploy our aircraft to regions with greater demand;

•	the possibility that we may impair our long-lived assets, including goodwill, inventory, property and equipment and investments in unconsolidated affiliates;

•	the possibility that the major oil companies do not expand internationally and offshore;

•	the possibility that we may be unable to defer payment on certain aircraft into future fiscal years or take delivery of certain aircraft later than initially scheduled;

•	the possibility of changes in tax and other laws and regulations;

•	the possibility that we may be unable to dispose of older aircraft through sales into the aftermarket;

•	general economic conditions, including the capital and credit markets;

•	the possibility that segments of our fleet may be grounded for extended periods of time or indefinitely;

•
the possibility of significant changes in foreign exchange rates and controls, including as a result of voters in the U.K. having approved the exit of the U.K. (“Brexit”) from the European Union (“E.U.”);

•	the impact of continued uncertainty surrounding Brexit negotiations;

•	potential effects of increased competition;

•	the inability to remediate the material weaknesses identified in internal controls over financial reporting relating to our monitoring control processes;

•	the existence of operating risks inherent in our business, including the possibility of declining safety performance;

•	the possibility of political instability, war or acts of terrorism in any of the countries where we operate;

•	the possibility that reductions in spending on aviation services by governmental agencies could lead to modifications of search and rescue (“SAR”) contract terms or delays in receiving payments;

•	the possibility that we or our suppliers may be unable to deliver new aircraft on time or on budget;

•	the possibility that we may be unable to acquire additional aircraft due to limited availability or unable to exercise aircraft purchase options;

•	the possibility that customers may reject our aircraft due to late delivery or unacceptable aircraft design or operability;

•	the possibility that we may be unable to successfully execute on our strategic priorities, including STRIVE;

•
the significant changes in our stock price, the liquidity of the market for our common stock and the risk of future declines or fluctuations, including limitations caused by the delisting of our common stock from the New York Stock Exchange and the subsequent trading of our common stock in the less established markets; and

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

Executive Overview
This Executive Overview only includes what management considers to be the most important information and analysis for evaluating our financial condition and operating performance. It provides the context for the discussion and analysis of the financial information that follows and does not disclose every item impacting our financial condition and operating performance. For a discussion of the Chapter 11 Cases, please see Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.
On May 11, 2019 (the “Petition Date”), Bristow Group Inc. and its subsidiaries BHNA Holdings Inc., Bristow Alaska Inc., Bristow Helicopters Inc., Bristow U.S. Leasing LLC, Bristow U.S. LLC, BriLog Leasing Ltd. and Bristow Equipment Leasing Ltd. (together, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The Debtors’ Chapter 11 Cases are jointly administered under the caption In re: Bristow Group Inc., et al., Main Case No. 19-32713. The Debtors continue to operate their businesses and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
During the Chapter 11 Cases, we expect our financial results to continue to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the filing of the Chapter 11 Cases. In addition, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 Cases and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 Cases.
General
We are the leading global industrial aviation services provider based on the number of aircraft operated. We have a long history in industrial aviation services through Bristow Helicopters Ltd. (“Bristow Helicopters”) and Offshore Logistics, Inc., which were founded in 1955 and 1969, respectively. We have major transportation operations in the North Sea, Nigeria and the U.S. Gulf of Mexico, and in most of the other major offshore energy producing regions of the world, including Australia, Brazil, Canada, Russia and Trinidad. We provide private sector SAR services in Australia, Canada, Norway, Russia, Trinidad and the United States. We provide public sector SAR services in the U.K. on behalf of the Maritime & Coastguard Agency. We also provide regional fixed wing scheduled and charter services in Nigeria and in Australia through our consolidated affiliate Capiteq Limited, operating under the name of Airnorth. These operations support our primary industrial aviation services operations in those markets, creating a more integrated logistics solution for our customers. We also provided regional fixed wing scheduled and charter services in the U.K. through our consolidated affiliate Eastern Airways International Limited (“Eastern Airways”) until our disposal of Eastern Airways on May 10, 2019.
During the Current Period, we generated approximately 66% of our consolidated operating revenue from external customers from oil and gas operations, approximately 18% from U.K. SAR operations and approximately 16% from fixed wing services, including charter and scheduled airline services that support our global helicopter operations.
We conduct our business in one segment: industrial aviation services. The industrial aviation services segment operations are conducted primarily through two hubs that include four regions:

•	Europe Caspian,

•	Africa,

•	Americas, and

•	Asia Pacific.
We primarily provide industrial aviation services to a broad base of major integrated, national and independent offshore energy companies. Our customers charter our helicopters primarily to transport personnel between onshore bases and offshore production platforms, drilling rigs and other installations. To a lesser extent, our customers also charter our helicopters to transport time-sensitive equipment to these offshore locations. These customers’ operating expenditures in the production sector are the principal source of our revenue, while their exploration and development capital expenditures provide a lesser portion of our revenue. The customers for SAR services include both the oil and gas industry, where our revenue is primarily dependent on our customers’ operating expenditures, and governmental agencies, where our revenue is dependent on a country’s desire to privatize SAR and enter into long-term contracts. As of December 31, 2018, we operated 277 aircraft (including 191 owned aircraft and 86 leased aircraft; 10 of the owned aircraft are held for sale) and our unconsolidated affiliates operated 108 aircraft in addition to those aircraft leased from us.

The chart below presents (1) the number of aircraft in our fleet and their distribution among the regions of our industrial aviation services segment as of December 31, 2018; (2) the number of helicopters which we had on order or under option as of December 31, 2018; and (3) the percentage of operating revenue which each of our regions provided during the Current Period. For additional information regarding our commitments and options to acquire aircraft, see Note 8 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Percentage of Current Period Operating Revenue	Aircraft in Consolidated Fleet
		Helicopters			Fixed Wing (1)		Unconsolidated Affiliates (4)
		Small	Medium	Large		Total (2)(3)		Total
Europe Caspian	58%	—	12	75	32	119	—	119
Africa	11%	3	28	7	3	41	43	84
Americas	17%	21	40	14	—	75	65	140
Asia Pacific	14%	—	8	20	14	42	—	42
Total	100%	24	88	116	49	277	108	385
Aircraft not currently in fleet: (5)
On order		—	—	26	—	26
Under option		—	—	4	—	4
_____________

(1)
Eastern Airways operates a total of 32 fixed wing aircraft in the Europe Caspian region and provides technical support for two fixed wing aircraft in the Africa region. Additionally, Airnorth operates a total of 14 fixed wing aircraft, which are included in the Asia Pacific region.

(2)	Includes 10 aircraft held for sale and 86 leased aircraft as follows:

	Held for Sale Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Fixed Wing	Total
Europe Caspian	—	1	—	—	1
Africa	2	3	—	—	5
Americas	—	3	—	—	3
Asia Pacific	—	—	—	1	1
Total	2	7	—	1	10

	Leased Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Fixed Wing	Total
Europe Caspian	—	1	36	12	49
Africa	—	1	3	—	4
Americas	2	13	5	—	20
Asia Pacific	—	3	6	4	13
Total	2	18	50	16	86

(3)	The average age of our helicopter fleet was approximately ten years as of December 31, 2018.

(4)
The 108 aircraft operated by our unconsolidated affiliates do not include those aircraft leased from us. Includes 42 helicopters (primarily medium) and 22 fixed wing aircraft owned and managed by Líder Táxi Aéreo S.A. (“Líder”), our unconsolidated affiliate in Brazil included in the Americas region, and 36 helicopters and seven fixed wing aircraft owned by Petroleum Air Services (“PAS”), our unconsolidated affiliate in Egypt included in the Africa region, and one helicopter operated by Cougar Helicopters Inc., our unconsolidated affiliate in Canada included in the Americas region.

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

	Current Period (1)	Fiscal Year Ended March 31,
		2018	2017	2016	2015	2014
LACE	162	172	174	162	166	158
LACE Rate (in millions)	$6.95	$6.80	$6.63	$8.85	$9.33	$9.34
_____________

(1)	LACE rate is annualized.
The following table presents the distribution of LACE helicopters owned and leased, and the percentage of LACE leased as of December 31, 2018. The percentage of LACE leased is calculated by taking the total LACE for leased commercial helicopters divided by the total LACE for all commercial helicopters we operate, including both owned and leased.

	LACE
	Owned Aircraft	Leased Aircraft	Percentage of LACE leased
Europe Caspian	44	37	45%
Africa	16	4	18%
Americas	26	12	32%
Asia Pacific	17	8	31%
Total	103	60	37%

Our Strategy
Our goal is to strengthen our market position as the leading industrial aviation services provider globally. To do this, we will pursue efficiencies and new opportunities in our core markets, address oversupply and market saturation by diversifying our portfolio, and drive innovation throughout our businesses and industry.
Safety will always be our number one focus. We continue to deliver strong operational safety performance across the group and maintain a recordable injury rate that places us in the upper tier of our peer companies in oilfield services and aviation. We seek to continuously improve our safety systems and processes to allow us to become even safer and to build confidence in our industry and among our regulators with respect to the safety of helicopter transportation globally.
We continually seek to improve our balance sheet and liquidity and reduce our capital costs, with a goal of reduced financing leverage (including lower levels of debt and leases) and a return to profitability. In order to strengthen our balance sheet and achieve a more sustainable debt profile, we filed for Chapter 11 protection on the Petition Date.
We intend to pursue value-added acquisitions with a focus on oil and gas transportation and search and rescue that not just make us bigger but better; that generate cost efficiencies that position us to thrive in an economy that is undergoing long-term structural change. We may also divest portions of our business or assets to narrow our product lines and reduce our operational footprint to reduce leverage and improve return on capital and liquidity. We also intend to continue to utilize portfolio and fleet optimization. Consistent with our ongoing process to rationalize and simplify our business and global aircraft fleet, we sold 11 aircraft for proceeds of $48.3 million during fiscal year 2018 and sold three aircraft during the Current Period for proceeds of $8.1 million. As of December 31, 2018, we had ten aircraft held for sale and the average age of our fleet is approximately ten years. Since April 1, 2017, we have returned eleven Airbus H225s and nine Sikorsky S-92s to lessors. Also, we disposed of Eastern Airways on May 10, 2019.

Market Outlook
Our core business is providing industrial aviation services primarily to the worldwide oil and gas industry. We also provide public and private sector SAR services and fixed wing transportation services. Our global operations and critical mass of helicopters provide us with geographic and customer diversity which helps mitigate risks associated with a single market or customer.
The oil and gas business environment has experienced significant volatility since fiscal year 2015. Brent crude oil prices declined from approximately $106 per barrel as of July 1, 2014 to a low of approximately $26 per barrel in February 2016. A recovery in Brent crude oil prices followed to approximately $77 per barrel as of June 27, 2018 with another decline to approximately $44 per barrel as of December 27, 2018. Brent crude oil prices were approximately $45 per barrel as of December 31, 2018. The decrease in oil prices beginning in fiscal year 2015 was driven by increased global supply primarily from unconventional oil resources in the U.S. Permian Basin and forecasts of reduced demand for crude oil resulting from weaker global economic growth in many regions of the world. The oil price decline negatively impacted the cash flow of our customers and resulted in their implementation of measures to reduce operational and capital costs, negatively impacting helicopter activity beginning in fiscal year 2015. These cost reductions have continued into fiscal year 2019 and have impacted both the offshore production and the offshore exploration activity of our customers. The largest share of our revenue relates to oil and gas production; however, our largest contract, the contract with the U.K. Department for Transport to provide public sector SAR services for all of the U.K. (the “U.K. SAR contract”), is not directly impacted by declining oil prices. However, the significant drop in the price of crude oil resulted in the rescaling, delay or cancellation of planned offshore projects which has negatively impacted our operations and could continue to negatively impact our operations in future periods.
To further reduce costs and make offshore drilling more financially attractive, the industry is implementing technology-driven solutions that could result in increased transportation needs initially but could result in decreased activity once complete. Recently, we have seen opportunities in market share gains rather than increased activity. Our oil and gas markets remain competitive as material cost reductions and technological improvements have taken place in the offshore supply chain. The continued volatility of oil prices combined with the excess supply of aircraft could continue to impact the price and demand for helicopters and may continue to have a material impact on our financial position, cash flow and results of operations.
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
Like many of our competitors and other service providers to exploration and production companies, we responded to the constraints in the market during the past four years by implementing cost efficiencies both in our global operations as well as in our corporate headquarters, comprehensively reviewing operational and commercial dealings, exploring value-additive acquisitions and dispositions and developing strategic initiatives. We pursued a strategy of maximizing liquidity and financial flexibility through asset-level borrowings and secured equipment lease transactions. Together with revenue from operations, this additional liquidity allowed us to service our debt and provided a runway to maintain operations through the downturn.

Additionally, we took the following actions in an effort to address the downturn:

•	In early fiscal year 2018, we took steps to increase cost efficiency by optimizing our operations around two primary geographical hubs in key areas of our business, Europe and the Americas.

•
We increased our financial flexibility by entering into new secured equipment financings that resulted in aggregate proceeds of $630 million funded in fiscal years 2017 and 2018. Additionally, in fiscal year 2018, we completed the sale of $143.8 million of the 4½% Convertible Senior Notes due 2023 (the “4½% Convertible Senior Notes”) and $350 million of the 8.75% Senior Secured Notes due 2023 (the “8.75% Senior Secured Notes”). In April 2018, we entered into a new asset-backed revolving credit facility (the “ABL Facility”) as discussed in Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report and under “— Recent Events” below.

•
We worked with our original equipment manufacturers (“OEMs”) to defer approximately $190 million of capital expenditures relating to fiscal years 2018 through 2020 into fiscal year 2020 and beyond and more recently deferred approximately $100 million in capital expenditures for fiscal years 2019 to 2023 into fiscal year 2024 and beyond. We achieved $136 million in cost recoveries from OEMs related to ongoing aircraft issues, of which $125 million was recovered in fiscal year 2018 and $11 million was recovered in May 2018.

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

Ultimately, however, given the continuing challenges in the offshore oil and gas industry and other matters impacting liquidity, the rate at which our cash position was declining began to increase, and we evaluated our strategic alternatives for the benefit of all our stakeholders, including our customers, employees, creditors and other investors. The fundamental shifts in the energy markets and in particular, offshore spending, have required us to re-think the strategic business plan to restructure with an eye toward an inevitable consolidation in the market for helicopter services. While we have maintained our leading market share, industry demand has declined precipitously, rending existing business models unsustainable and creating substantial overcapacity in the marketplace.
On the Petition Date, the Debtors filed the Chapter 11 Cases in the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code. The Debtors’ Chapter 11 Cases are jointly administered under the caption In re: Bristow Group Inc., et al., Main Case No. 19-32713. The Debtors continue to operate their businesses and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
Recent Events
Restructuring Support Agreement — On May 10, 2019, we entered into a restructuring support agreement (the “RSA”) with (i) certain holders (the “Supporting Secured Noteholders”) of the 8.75% Senior Secured Notes and (ii) the guarantors of the 8.75% Senior Secured Notes, to support a restructuring of the Company (the “Restructuring”) on the terms set forth in the term sheet contained in an exhibit to the RSA (the “Restructuring Term Sheet”). The RSA contemplated the filing of the Chapter 11 Cases to implement the Restructuring pursuant to a Chapter 11 plan of reorganization (the “Plan”) and the various related transactions set forth in or contemplated by the Restructuring Term Sheet, the DIP Term Sheet (as defined herein) and the other restructuring documents attached to the RSA.
Pursuant to the terms of the RSA and the Restructuring Term Sheet:

•
holders of claims arising from the 8.75% Senior Secured Notes will receive their pro rata share of a percentage of the equity interests (the “Reorganized Equity”) of the Company, as reorganized pursuant to and under the Plan, equal to 100% minus the Unsecured Notes Reorganized Equity percentage (subject to dilution from the MIP and the Rights Offering (each as defined herein));

•
if the class of holders of claims (the “Unsecured Notes Claims”) arising from the 6¼% Senior Notes due 2022 and the 4½% Convertible Senior Notes (together, the “Unsecured Notes”) accepts the Plan, the holders of Unsecured Notes Claims will receive their pro rata share of the Reorganized Equity (subject to dilution from the MIP and the Rights Offering) in an amount (the “Consensual Unsecured Notes Reorganized Equity”) to be agreed upon by the Company and the holders of at least 66 2/3% of the aggregate principal amount of the 8.75% Senior Secured Notes obligated under the RSA and which must include at least two members of the Secured

Notes Ad Hoc Group (as defined herein) (the “Required Consenting Noteholders”) and any other rights or recovery that may be agreed upon by the Company and the Required Consenting Noteholders; and if the class of holders of Unsecured Notes Claims does not accept the Plan, the holders of Unsecured Notes Claims will receive their pro rata share of the percentage of the Reorganized Equity determined by the Bankruptcy Court to satisfy the best interests test;

•
if the class of holders of general unsecured claims that rank pari passu with the Unsecured Notes Claims (“Pari General Unsecured Claims”) votes in favor of the Plan, the holders of Pari General Unsecured Claims will receive their pro rata share of the Consensual Unsecured Notes Reorganized Equity; and if the class of holders of Pari General Unsecured Claims does not vote in favor of the Plan, the holders of Pari General Unsecured Claims will receive their pro rata share of the percentage of the Reorganized Equity determined by the Bankruptcy Court to satisfy the best interests test;

•	holders of claims under the 2019 Term Loan (as defined herein) will be repaid in cash in full or be reinstated;

•
holders of claims under the DIP Facility (as defined herein) will be paid in cash in full, provided that, the DIP Facility may be converted on a dollar-for-dollar basis into the Exit Facility (as defined herein);

•
an ad hoc group of holders of the 8.75% Senior Secured Notes (the “Secured Notes Ad Hoc Group”) has agreed to backstop a $200 million new money rights offering of the Reorganized Equity (the “Rights Offering”), pursuant to which participants will receive rights to purchase a percentage of the Reorganized Equity at a discount to the Plan equity value to be agreed upon by the Company and the Required Consenting Noteholders;

•
up to 10% of the Reorganized Equity on a fully diluted basis will be reserved for the MIP Reorganized Equity pursuant to a Management Incentive Plan (“MIP”) acceptable to the Required Consenting Noteholders; and

•	any exit financing for the Company will be in an amount and structure to be determined (the “Exit Facility”).
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
Term Loan Agreement — On May 10, 2019, the Company entered into a Term Loan Credit Agreement, dated the same date (the “Term Loan Agreement”), by and among the Company and Bristow Holdings Company Ltd. III (“BHC III”), as borrowers, certain subsidiaries of the Company as guarantors party thereto, the lenders from time to time party thereto (initially, certain holders of the 8.75% Senior Secured Notes), and Ankura Trust Company, LLC, as administrative agent, for a senior secured term loan of $75 million (the “2019 Term Loan”). Immediately upon entering into the Term Loan Agreement, and prior to the Petition Date, the Company and BHC III borrowed the full amount thereunder, the net proceeds of which may be used only in compliance with a cash flow forecast required pursuant to the terms of the Term Loan Agreement, which the Company expects will be used for general corporate purposes, including to fund the working capital and liquidity requirements of the Company during the pendency of the Chapter 11 Cases. The full principal amount of the 2019 Term Loan is due May 10, 2022. At the Company’s election, borrowings under the 2019 Term Loan will bear interest at either (x) the Eurodollar Rate (as defined in the Term Loan Agreement) plus 7% or (y) the Base Rate (as defined in the Term Loan Agreement) plus 6%. The initial borrowings under the 2019 Term Loan will be Eurodollar Rate loans with monthly interest payments. The 2019 Term Loan is secured by a first lien on certain specified collateral, including, among other things, equity pledges of 35% of the equity interests in certain of the Company’s first-tier foreign subsidiaries (the remaining 65% of such entities have been previously pledged under the 8.75% Senior Secured Notes), 100% of the equity of BHC III and Bristow International Panama S. de RL, and two newly formed special-purpose vehicles, as well as a junior lien on certain collateral securing the 8.75% Senior Secured Notes. The borrowers have the option in connection with the consummation of a Reorganization Plan (as defined in the Term Loan Agreement) that is satisfactory to the lenders to require that the 2019 Term Loan be converted into equity of the Company upon consummation of such Reorganization Plan, subject to certain conditions. The Term Loan Agreement contains customary pre-payment requirements.
The Term Loan Agreement contains certain customary negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s and its subsidiaries’ incurrence of additional indebtedness or liens, mergers, dispositions of assets, investments, restricted payments, modifications to material agreements, transactions with affiliates and fundamental changes. In addition, the Term Loan Agreement requires that, on the delivery of each Variance Report (as defined in the Term Loan Agreement), total operating disbursements and total receipts of the Company and its subsidiaries for certain specified periods shall not exceed (with respect to disbursements) or be less than (with respect to total receipts) the aggregate amount forecasted therefor for such period by more (with respect to disbursements) or less (with respect to total receipts) than a specified percentage of the forecasted amount. The Term Loan Agreement also contains customary affirmative covenants and customary representations and warranties.
The Term Loan Agreement specifies certain customary events of default, including, among others, failure to pay principal or interest on the 2019 Term Loan when due, the breach of representations or warranties in any material respect, non-performance of other covenants and obligations, judgments, the occurrence of certain ERISA events and certain change of control events. The filing of the Chapter 11 Cases neither constitutes an event of default nor accelerates the maturity of the Company’s indebtedness under the Term Loan Agreement.
Debtor-in-Possession Commitment Letter — In connection with the Chapter 11 Cases and pursuant to a Commitment Letter, dated May 10, 2019, from the lenders party thereto and agreed to by the Company and BHC III (together, the “DIP Borrowers”), the Secured Notes Ad Hoc Group has agreed to provide the DIP Borrowers with a superpriority senior secured debtor-in-possession credit facility (the “DIP Facility”) on the terms set forth in the DIP Facility Term Sheet attached thereto (the “DIP Term Sheet”). The DIP Term Sheet provides that, among other things, the DIP Facility shall be comprised of loans in an aggregate principal amount of $75.0 million. The availability of the DIP Facility is subject to certain conditions and milestones, including approval by the Bankruptcy Court, which has not been obtained at this time.
Going Concern — The Company’s liquidity outlook has recently changed resulting in substantial doubt about the Company’s ability to continue as a going concern. In addition, each of the commencement of the Chapter 11 Cases and the delivery of the Amended 10-K with a going concern qualification or explanation constituted an event of default under certain of our secured equipment financings, giving those secured equipment lenders the right to accelerate repayment of the applicable debt, subject to Chapter 11 protections, and triggering cross-default and/or cross-acceleration provisions in substantially all of our other debt instruments should that right to accelerate repayment be exercised. The Company expects to continue operations in the normal course during the pendency of the Chapter 11 Cases. The condensed consolidated financial statements included herein have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty.
Eastern Airways and Humberside Airport — Bristow Helicopters, an indirect consolidated affiliate of the Company, together with its legal and financial advisors, pursued various transactions to exit the Eastern Airways business, which made negative contributions to our Adjusted EBITDA in each of the last three fiscal years, including pursuing a sales process with several third parties over an extended period. On May 10, 2019, Bristow Helicopters completed the sale of all of the shares of Eastern Airways to Orient Industrial Holdings Limited (“OIHL”), an entity affiliated with Mr. Richard Lake, pursuant to a Sale and Purchase Agreement (the “EAIL Purchase Agreement”). Pursuant to the EAIL Purchase Agreement and related agreements, Bristow Helicopters contributed approximately £17.1 million to Eastern Airways as working capital, OIHL acquired Eastern Airways, Bristow Helicopters retained its controlling ownership of the shares in Humberside International Airport Limited that it previously held through Eastern Airways and certain intercompany balances between Bristow Helicopters and Eastern Airways were written off. As a result of the transaction, OIHL now owns and operates Eastern Airways, which had previously operated as a separate unit within Bristow Group, and Bristow Helicopters maintains its controlling interest in Humberside Airport, from which Bristow Helicopters provides U.K. search and rescue services and Eastern Airways maintains its operations.
The EAIL Purchase Agreement contained customary representations and warranties. OIHL agreed to certain covenants with respect to non-solicitation of directors, officers or employees of Bristow Helicopters for a period of 12 months. Pursuant to the terms of the EAIL Purchase Agreement, Bristow Helicopters has the right to appoint an observer to the board of directors of Eastern Airways for an initial period of 12 months following the sale. Eastern Airways also agreed to provide certain transition services for a minimum of 12 months from the date of the completion of the transaction.
Deferral of Purchase of H175s — On May 1, 2019, we entered into an amendment to our agreement with Airbus Helicopters for the purchase of 22 H175 helicopters which includes five aircraft that can be cancelled by us prior to the delivery dates. Pursuant to the amendment, the parties mutually agreed to postpone the delivery dates for such helicopters for 18 months from the previous schedule with the first three helicopters now scheduled for delivery in the second half of fiscal year 2022. The postponement in deliveries resulted in various amendments to the payment terms under the purchase agreement including the deferral of approximately $110.0 million in capital expenditures scheduled for fiscal years 2019 to 2023 into fiscal years 2024 and beyond. Our capital commitments related to these H175 helicopters now total approximately $14.0 million for fiscal years 2020 and 2021. In connection with this amendment, the overall purchase price of these helicopters has been increased by $18.4 million to account for inflation.

CEO Transition — On November 9, 2018, the Company announced the upcoming retirement of Jonathan E. Baliff, who served as President and Chief Executive Officer of the Company. Mr. Baliff stepped down from the position of President effective November 9, 2018, while continuing to serve as Chief Executive Officer. Thomas N. Amonett, Vice-Chairman of the Board of Directors of Bristow (the “Board”), was appointed to serve as the interim President of the Company during the CEO transition process. On February 11, 2019, the Company entered into a Retirement and Consulting Agreement (the “Retirement and Consulting Agreement”) with Mr. Baliff. Under the Retirement and Consulting Agreement, Mr. Baliff ceased to serve as Chief Executive Officer of the Company and resigned from the Board effective February 28, 2019. Effective upon Mr. Baliff’s retirement and until the appointment of a new Chief Executive Officer, the Board named Mr. Amonett, the Vice-Chairman of the Board and interim President of the Company, to the additional role of interim Chief Executive Officer.
On March 1, 2019, the Company announced that L. Don Miller, Senior Vice President and Chief Financial Officer of the Company, had been appointed to succeed Mr. Baliff as President and Chief Executive Officer of the Company, effective as of the close of business on February 28, 2019. Mr. Miller joined the Board concurrently with the effectiveness of his appointment as President and Chief Executive Officer. Mr. Amonett, who has been serving as the interim President of the Company, was appointed to the role of Executive Vice Chairman of the Board, effective upon the effectiveness of Mr. Miller’s appointment. Brian J. Allman, Vice President and Chief Accounting Officer of the Company, was appointed to succeed Mr. Miller as Senior Vice President and Chief Financial Officer.
For further details, see Note 8 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.
Columbia Transaction — On November 9, 2018, we entered into a definitive agreement to acquire Columbia Helicopters Inc. (“Columbia”) for $496.75 million in cash and 6.2 million shares of common stock of the Company. On February 11, 2019, we announced that Bristow and Columbia had mutually agreed to terminate our agreement to acquire Columbia. In connection with the termination, we paid $20 million to Columbia. Bristow, Columbia and Columbia’s shareholders agreed to release each other from all claims in connection with the purchase agreement and the related transactions. For further details, see Note 2 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.
Brexit — In a referendum held on June 23, 2016, voters in the U.K. approved the exit of the U.K. from the E.U. On March 29, 2017, the U.K. government commenced the exit process under Article 50 of the Treaty of the European Union by notifying the European Council of the U.K.’s intention to leave the E.U. This notification started a two-year time period that ended on March 29, 2019 for the U.K. and the remaining E.U. Member States to negotiate a withdrawal agreement. The U.K. and the E.U. were unable to negotiate a formal withdrawal agreement, and the Brexit date was extended until April 12, 2019 and further extended until October 31, 2019, although Brexit may become effective before such date under certain specified circumstances. Negotiations remain ongoing to determine the future terms of the U.K.’s relationship with the E.U. The impact on the Company’s business as a result of Brexit will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations.
As a result of the referendum, the global markets and currencies have been adversely impacted, including a sharp decline in the value of the British pound sterling as compared to the U.S. dollar. Volatility in exchange rates resulting from Brexit is expected to continue in the short term as the U.K. negotiates its exit from the E.U. In addition, Brexit could create uncertainty with respect to the legal and regulatory requirements to which we and our customers in the U.K. are subject and lead to potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate, and those laws and regulations may be cumbersome, difficult or costly in terms of compliance. Any of these effects of Brexit, among others, could have a material adverse effect on our current business and future growth.
Loss on impairment — Prior to the three months ended September 30, 2018, we had been actively marketing our H225 aircraft with the expectation of a substantial return of the aircraft to oil and gas service. However, market conditions and more significantly, the recent development of alternative opportunities outside of our traditional oil and gas service for our H225 aircraft and our decision to pursue those opportunities during the three months ended September 30, 2018, indicated a substantial return to oil and gas service within our operations was not likely. Therefore, during the three months ended September 30, 2018, we concluded that cash flows associated with our H225 helicopters were largely independent from the cash flows associated with the remainder of our oil and gas related property and equipment (“oil and gas asset group”) and should be tested for impairment as a stand-alone asset group. In accordance with Accounting Standard Codification (“ASC”) 360-10, we performed an impairment analysis for our stand-alone H225 asset group and determined that the forecasted cash flows over the remaining useful life of the asset group were insufficient to recover the carrying value of the asset group. We determined the fair value of the H225 asset group to be $116.4 million and recorded an impairment charge of $87.5 million during the three months ended September 30, 2018. In addition, we performed a review of our H225 aircraft related inventory and recorded an impairment charge of $8.9 million during the three months ended September 30, 2018 to record the inventory at the lower of cost or net realizable value.

 The removal of the H225 aircraft from our oil and gas asset group and changes in our forecasted cash flows for that asset group during the three months ended September 30, 2018 indicated the need for the performance of a recoverability analysis of the oil and gas asset group. In accordance with ASC 360-10, we estimate future undiscounted cash flows to test the recoverability of our oil and gas asset group, which largely consists of our oil and gas related held for use aircraft. The determination of estimated future undiscounted cash flows required us to use significant unobservable inputs, including assumptions related to projected demand for services, rates and anticipated aircraft disposal values. We determined that the estimated future undiscounted cash flows exceeded the carrying value for our oil and gas asset group as of September 30, 2018, and no impairment was recorded on these assets. Future declines in operating performance, aircraft disposal values, anticipated business outlook, or projected aircraft deliveries currently accounted for as construction in progress may reduce our estimated future undiscounted cash flows and result in impairment of our oil and gas asset group.
 In addition, changes in our forecasted cash flows during the three months ended September 30, 2018 indicated the need for the performance of a recoverability analysis for the airline related assets of Eastern Airways. In accordance with ASC 360-10, we estimate future undiscounted cash flows to test the recoverability of the airline related assets of Eastern Airways for potential impairment. In accordance with ASC 360-10-35, we estimate future undiscounted cash flows to test the recoverability of the assets, which largely consists of our held for use aircraft and related rotable spare parts. The determination of estimated future undiscounted cash flows required us to use significant unobservable inputs, including assumptions related to projected demand for services and rates. We determined that the estimated future undiscounted cash flows were below the carrying value for our airline related assets of Eastern Airways as of September 30, 2018.  We determined the fair value of the asset group to be $20.5 million and recorded an impairment charge of $17.5 million during the three months ended September 30, 2018.  As part of our impairment review of the airline assets of Eastern Airways during the three months ended September 30, 2018, we recorded impairments of $3.0 million related to the remaining intangible assets and $0.3 million related to inventory.
No further triggers to review our assets for impairment exist as of December 31, 2018.
ABL Facility — On April 17, 2018, two of our subsidiaries entered into the ABL Facility as discussed in Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.
Tax Cuts and Jobs Act — In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the tax legislation commonly known as the Tax Cuts and Jobs Act (the “Act”). The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond December 22, 2018. Consistent with guidance in SAB 118, during the three months ended December 31, 2018, we made the following adjustments to the provisional amounts: (1) an additional $19.0 million of benefit from the revaluation of net deferred tax liabilities to reflect the impact of the change in the tax rate, (2) $30.7 million of additional expense related to the one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, and (3) a valuation allowance against our foreign tax credits of $30.4 million resulting from unfavorable guidance recently released. As a result, we utilized $121.5 million of our existing net operating losses in lieu of foreign tax credits. We believe the provisions included in the new guidance adversely impact our ability to benefit from our existing foreign tax credit carryforwards.
Fleet updates — As previously reported, on April 29, 2016, another company’s EC 225LP (also known as an H225LP) model helicopter crashed near Turøy outside of Bergen, Norway resulting in the European Aviation Safety Agency issuing airworthiness directives prohibiting flight of H225LP and AS332L2 model aircraft. On July 20, 2017, the U.K. CAA and NCAA issued safety and operational directives which detail the conditions to apply for the safe return to service of H225LP and AS332L2 model aircraft, where operators wish to do so. On July 5, 2018, the Accident Investigation Board Norway issued its final investigation report on the accident. The report cited a fatigue fracture within the epicyclic module of the main gear box as the cause of the accident, and issued safety recommendations in a number of areas, including gearbox design and certification requirements, failure tolerance, and continued airworthiness of the AS332L2 and the H225LP helicopters. We continue not to operate for commercial purposes our H225LP model aircraft, and we are carefully evaluating next steps for the H225LP model aircraft in our operations worldwide, with the safety of passengers and crews remaining our highest priority. Recent third-party market transactions and the development of alternative opportunities outside of our traditional oil and gas services for our H225 aircraft indicated a substantial return to oil and gas service within our operations was not likely. See Loss on Impairment above for further details.
Separately, our efforts to successfully integrate AW189 aircraft into service for the U.K. SAR contract continue with the fifth and final base operational on May 1, 2019. As a result of the delays due to a product improvement plan with the aircraft, the acceptance of four AW189 aircraft were pushed to later dates. We continue to meet our contractual obligations under the U.K. SAR contract through the utilization of other aircraft.

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
Líder’s management has significantly decreased their future financial projections as a result of recent tender awards announced by Petrobras. Petrobras represented 64% and 66% of Líder’s operating revenue in calendar years 2017 and 2016, respectively. This significant decline in future forecasted results, coupled with previous declining financial results, triggered our review of our investment in Líder for potential impairment as of March 31, 2018. Based on the estimated fair value of our investment, we recorded an $85.7 million impairment as of March 31, 2018. Our remaining investment in Líder as of December 31, 2018 is $52.7 million. Despite this impairment driven by an overall reduction in financial performance, Líder’s management expects to benefit from the recovery in the Brazilian market over the long-term. As of December 31, 2018, we have no aircraft on lease to Líder. In addition to uncertainty surrounding future financial performance, currency fluctuations continue to make it difficult to predict the earnings from our Líder investment. These currency fluctuations, which primarily do not impact Líder’s cash flow from operations, had a significant negative impact on Líder’s results in recent years, impacting our earnings (losses) from unconsolidated affiliates. Earnings (losses) from unconsolidated affiliates, net on our consolidated statements of operations, is included in calculating adjusted EBITDA, adjusted net income (loss) and adjusted diluted earnings (loss) per share.
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
The operating results of Airnorth have declined during fiscal year 2019. Continuing declines or negative trends in operating results could lead to an impairment of goodwill, which as of December 31, 2018, was approximately $18.3 million. Management continues to monitor and analyze the results of Airnorth and at this time has concluded that no triggering event has occurred and will reassess as of March 31, 2019.
We conduct business in various foreign countries, and as such, our cash flows and earnings are subject to fluctuations and related risks from changes in foreign currency exchange rates. During the Current Quarter, our primary foreign currency exposure was related to the British pound sterling, the euro, the Australian dollar, the Norwegian kroner and the Nigerian naira and our unconsolidated affiliates foreign currency exposure is primarily related to the Brazilian real. For further details on this exposure and the related impact on our results of operations, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our fiscal year 2018 Annual Report and Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

Results of Operations
The following table presents our operating results and other statement of operations information for the applicable periods:

	Three Months Ended December 31,		Favorable (Unfavorable)

	2018	2017

	(In thousands, except per share amounts, percentages and flight hours)
Revenue:
Operating revenue	$317,091	$345,528	$(28,437)	(8.2)%
Reimbursable revenue	14,238	15,207	(969)	(6.4)%
Total revenue	331,329	360,735	(29,406)	(8.2)%

Operating expense:
Direct cost	262,039	271,894	9,855	3.6%
Reimbursable expense	13,862	14,725	863	5.9%
Depreciation and amortization	30,615	31,682	1,067	3.4%
General and administrative	40,742	43,366	2,624	6.1%
Total operating expense	347,258	361,667	14,409	4.0%

Loss on disposal of assets	(16,015)	(4,591)	(11,424)	(248.8)%
Earnings (losses) from unconsolidated affiliates, net	780	1,996	(1,216)	(60.9)%

Operating loss	(31,164)	(3,527)	(27,637)	*

Interest expense, net	(27,113)	(19,093)	(8,020)	(42.0)%
Other income (expense), net	(3,660)	(736)	(2,924)	(397.3)%

Loss before benefit (provision) for income taxes	(61,937)	(23,356)	(38,581)	(165.2)%
Benefit (provision) for income taxes	(23,764)	13,419	(37,183)	*

Net loss	(85,701)	(9,937)	(75,764)	*
Net (income) loss attributable to noncontrolling interests	(243)	1,664	(1,907)	*
Net loss attributable to Bristow Group	$(85,944)	$(8,273)	$(77,671)	*

Diluted loss per common share	$(2.40)	$(0.23)	$(2.17)	*
Operating margin (1)	(9.8)%	(1.0)%	(8.8)%	*
Flight hours (2)	39,800	44,952	(5,152)	(11.5)%

Non-GAAP financial measures: (3)
Adjusted EBITDA	$23,643	$34,964	$(11,321)	(32.4)%
Adjusted EBITDA margin (1)	7.5%	10.1%	(2.6)%	(25.7)%
Adjusted net loss	$(20,259)	$(18,450)	$(1,809)	(9.8)%
Adjusted diluted loss per share	$(0.57)	$(0.52)	$(0.05)	(9.6)%

	Nine Months Ended December 31,		Favorable (Unfavorable)

	2018	2017

	(In thousands, except per share amounts, percentages and flight hours)
Gross revenue:
Operating revenue	$1,002,789	$1,043,249	$(40,460)	(3.9)%
Reimbursable revenue	47,091	43,271	3,820	8.8%
Total gross revenue	1,049,880	1,086,520	(36,640)	(3.4)%

Operating expense:
Direct cost	819,307	842,216	22,909	2.7%
Reimbursable expense	44,960	42,365	(2,595)	(6.1)%
Depreciation and amortization	92,045	94,119	2,074	2.2%
General and administrative	119,682	138,695	19,013	13.7%
Total operating expense	1,075,994	1,117,395	41,401	3.7%

Loss on impairment	(117,220)	(1,192)	(116,028)	*
Loss on disposal of assets	(18,986)	(12,418)	(6,568)	(52.9)%
Earnings (losses) from unconsolidated affiliates, net	(2,333)	3,394	(5,727)	*

Operating loss	(164,653)	(41,091)	(123,562)	(300.7)%

Interest expense, net	(80,690)	(53,677)	(27,013)	(50.3)%
Other income (expense), net	(10,814)	235	(11,049)	*

Loss before provision for income taxes	(256,157)	(94,533)	(161,624)	(171.0)%
Benefit (provision) for income taxes	(5,258)	(2,546)	(2,712)	(106.5)%

Net loss	(261,415)	(97,079)	(164,336)	(169.3)%
Net income (loss) attributable to noncontrolling interests	(827)	2,322	(3,149)	*
Net loss attributable to Bristow Group	$(262,242)	$(94,757)	$(167,485)	(176.8)%

Diluted loss per common share	$(7.34)	$(2.69)	$(4.65)	(172.9)%
Operating margin (1)	(16.4)%	(3.9)%	(12.5)%	(320.5)%
Flight hours (2)	125,005	135,124	(10,119)	(7.5)%

Non-GAAP financial measures: (3)
Adjusted EBITDA	$71,722	$82,545	$(10,823)	(13.1)%
Adjusted EBITDA margin (1)	7.2%	7.9%	(0.7)%	(8.9)%
Adjusted net loss	$(77,386)	$(59,198)	$(18,188)	(30.7)%
Adjusted diluted loss per share	$(2.17)	$(1.68)	$(0.49)	(29.2)%
_____________
 * percentage change too large to be meaningful or not applicable

(1)	Operating margin is calculated as operating income (loss) divided by operating revenue. Adjusted EBITDA margin is calculated as adjusted EBITDA divided by operating revenue.

(2)
Excludes flight hours from Bristow Academy and unconsolidated affiliates. Includes flight hours from Eastern Airways and Airnorth fixed wing operations in the U.K., Nigeria and Australia for the Current Quarter and Comparable Quarter totaling 8,179 and 11,246, respectively, and totaling 28,508 and 32,923, respectively, for the Current Period and Comparable Period.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017

	(In thousands, except percentages and per share amounts)
Net loss	$(85,701)	$(9,937)	$(261,415)	$(97,079)
Loss on disposal of assets	16,015	4,591	18,986	12,418
Special items (i)	9,568	2,810	132,481	16,352
Depreciation and amortization	30,615	31,682	92,045	94,119
Interest expense	29,382	19,237	84,367	54,189
(Benefit) provision for income taxes	23,764	(13,419)	5,258	2,546
Adjusted EBITDA	$23,643	$34,964	$71,722	$82,545

Benefit (provision) for income taxes	$(23,764)	$13,419	$(5,258)	$(2,546)
Tax provision (benefit) on loss on disposal of assets	(3,540)	(2,130)	(3,840)	8,061
Tax provision (benefit) on special items	43,642	(15,448)	37,229	(1,272)
Adjusted benefit (provision) for income taxes	$16,338	$(4,159)	$28,131	$4,243

Effective tax rate (ii)	(38.4)%	57.5%	(2.1)%	(2.7)%
Adjusted effective tax rate (ii)	44.9%	(26.1)%	26.9%	6.5%

Net loss attributable to Bristow Group	$(85,944)	$(8,273)	$(262,242)	$(94,757)
Loss on disposal of assets (iii)	12,475	2,461	15,146	20,479
Special items (i) (iii)	53,210	(12,638)	169,710	15,080
Adjusted net loss	$(20,259)	$(18,450)	$(77,386)	$(59,198)

Diluted loss per share	$(2.40)	$(0.23)	$(7.34)	$(2.69)
Loss on disposal of assets (iii)	0.35	0.07	0.42	0.58
Special items (i) (iii)	1.49	(0.36)	4.75	0.43
Adjusted diluted loss per share (iv)	(0.57)	(0.52)	(2.17)	(1.68)
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

(iv)
Adjusted diluted loss per share is calculated using the diluted weighted average number of shares outstanding of 35,798,185 and 35,368,212 during the Current Quarter and Comparable Quarter, respectively, and of 35,712,735 and 35,260,746 during the Current Period and Comparable Period, respectively.

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

The following tables present region adjusted EBITDA and adjusted EBITDA margin discussed in “— Region Operating Results,” and consolidated adjusted EBITDA and adjusted EBITDA margin for the three and nine months ended December 31, 2018 and 2017:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017

	(In thousands, except percentages)
Europe Caspian	$14,068	$18,614	$62,727	$58,716
Africa	8,639	14,206	19,063	40,206
Americas	11,892	12,689	20,446	33,430
Asia Pacific	(3,411)	4,797	(4,325)	502
Corporate and other	(7,545)	(15,342)	(26,189)	(50,309)
Consolidated adjusted EBITDA	$23,643	$34,964	$71,722	$82,545

Europe Caspian	7.8%	9.8%	10.7%	10.3%
Africa	20.9%	29.6%	16.8%	27.4%
Americas	20.7%	21.0%	12.1%	18.7%
Asia Pacific	(8.5)%	9.5%	(3.1)%	0.3%
Consolidated adjusted EBITDA margin	7.5%	10.1%	7.2%	7.9%

The following table presents reconciliation of adjusted EBITDA by region and adjusted EBITDA margin and rent expense by region for the three months ended December 31, 2018:

	Europe Caspian	Africa	Americas	Asia Pacific	Corporate and other	Loss on disposal of assets	Total

	(In thousands, except percentages)
Operating income (loss)	$3,342	$5,286	$4,412	$(6,654)	$(21,535)	$(16,015)	$(31,164)
Depreciation and amortization expense	13,041	3,732	7,108	3,812	2,922		30,615
Interest income	36	1	—	15	2,217		2,269
Other income (expense), net	(2,949)	(380)	320	(2,343)	1,692		(3,660)
Special items and loss on disposal of assets	598	—	52	1,759	7,159	16,015	25,583
Adjusted EBITDA	$14,068	$8,639	$11,892	$(3,411)	$(7,545)	$—	$23,643

Adjusted EBITDA margin	7.8%	20.9%	20.7%	(8.5)%			7.5%

Rent expense	$30,262	$2,677	$5,641	$7,927	$1,648		$48,155
The following table presents reconciliation of adjusted EBITDA by region and adjusted EBITDA margin and rent expense by region for the three months ended December 31, 2017:

	Europe Caspian	Africa	Americas	Asia Pacific	Corporate and other	Loss on disposal of assets	Total

	(In thousands, except percentages)
Operating income (loss)	$5,274	$10,470	$5,308	$(941)	$(19,047)	$(4,591)	$(3,527)
Depreciation and amortization expense	12,771	3,664	6,909	4,479	3,859		31,682
Interest income	3	5	26	28	82		144
Other income (expense), net	(151)	(400)	358	(276)	(267)		(736)
Special items and loss on disposal of assets	717	467	88	1,507	31	4,591	7,401
Adjusted EBITDA	$18,614	$14,206	$12,689	$4,797	$(15,342)	$—	$34,964

Adjusted EBITDA margin	9.8%	29.6%	21.0%	9.5%			10.1%

Rent expense	$29,499	$2,048	$6,295	$2,807	$1,971		$42,620

The following table presents reconciliation of adjusted EBITDA by region and adjusted EBITDA margin and rent expense by region for the nine months ended December 31, 2018:

	Europe Caspian	Africa	Americas	Asia Pacific	Corporate and other	Loss on disposal of assets	Total

	(In thousands, except percentages)
Operating income (loss)	$13,856	$7,892	$(1,362)	$(14,613)	$(151,440)	$(18,986)	$(164,653)
Depreciation and amortization expense	37,985	10,811	21,299	12,221	9,729		92,045
Interest income	68	4	2	67	3,536		3,677
Other income (expense), net	(11,076)	356	249	(6,076)	5,733		(10,814)
Special items and loss on disposal of assets	21,894	—	258	4,076	106,253	18,986	151,467
Adjusted EBITDA	$62,727	$19,063	$20,446	$(4,325)	$(26,189)	$—	$71,722

Adjusted EBITDA margin	10.7%	16.8%	12.1%	(3.1)%			7.2%

Rent expense	$93,437	$6,945	$18,573	$24,325	$4,547		$147,827
The following table presents reconciliation of adjusted EBITDA by region and adjusted EBITDA margin and rent expense by region for the nine months ended December 31, 2017:

	Europe Caspian	Africa	Americas	Asia Pacific	Corporate and other	Loss on disposal of assets	Total

	(In thousands, except percentages)
Operating income (loss)	$19,499	$28,353	$11,535	$(19,374)	$(68,686)	$(12,418)	$(41,091)
Depreciation and amortization expense	36,789	10,330	20,906	15,347	10,747		94,119
Interest income	9	88	79	72	264		512
Other income (expense), net	1,434	762	553	789	(3,303)		235
Special items and loss on disposal of assets	985	673	357	3,668	10,669	12,418	28,770
Adjusted EBITDA	$58,716	$40,206	$33,430	$502	$(50,309)	$—	$82,545

Adjusted EBITDA margin	10.3%	27.4%	18.7%	0.3%			7.9%

Rent expense	$102,803	$6,424	$18,480	$24,356	$6,456		$158,519

Current Quarter Compared to Comparable Quarter
Operating revenue from external customers by line of service was as follows:

	Three Months Ended December 31,		Favorable (Unfavorable)
	2018	2017

	(In thousands, except percentages)
Oil and gas services	$216,106	$236,655	$(20,549)	(8.7)%
U.K. SAR services	54,346	55,659	(1,313)	(2.4)%
Fixed wing services	46,173	52,476	(6,303)	(12.0)%
Corporate and other	466	738	(272)	(36.9)%
Total operating revenue	$317,091	$345,528	$(28,437)	(8.2)%
The year-over-year decrease in operating revenue was primarily driven by a decrease in our oil and gas services driven by decreased flight activity in our Asia Pacific region, our Canada operations within our Americas region, and our Africa region. Also, revenue from our fixed wing services in our Europe Caspian and Asia Pacific regions declined, partially offset by an increase in operating revenue from our fixed wing services in our Africa region. Additionally, revenue decreased by $7.8 million in the Current Quarter compared to the Comparable Quarter due to changes in foreign currency exchange rates, primarily in our Europe Caspian and Asia Pacific regions related to the strengthening of the U.S. dollar versus the British pound sterling and Australian dollar. See further discussion of operating revenue by region under “—Region Operating Results.”
For the Current Quarter, we reported a net loss of $85.9 million and a diluted loss per share of $2.40 compared to a net loss of $8.3 million and a diluted loss per share of $0.23 for the Comparable Quarter.
The net loss for the Current Quarter was significantly impacted by the following special items:

•
Organizational restructuring costs of $2.4 million ($2.4 million net of tax), or $0.07 per share, included in direct cost and general and administrative expense, resulting from separation programs across our global organization designed to increase efficiency and reduce costs,

•
Transaction costs of $7.2 million ($5.7 million net of tax), or $0.16 per share, included in general and administrative expense, resulting from the Columbia transaction and related financing transactions, and

•	Non-cash tax expense of $45.2 million, or $1.26 per share, including $33.5 million from valuation allowances on deferred tax assets and $11.7 million from the Act.
Additionally, we realized a loss on disposal of assets of $16.0 million ($12.5 million net of tax), or $0.35 per share, during the Current Quarter primarily for contract termination costs of $14.0 million for an aircraft purchase contract that was terminated in December 2018.
The year-over-year change in net loss and diluted loss per share was primarily driven by lower revenue in the Current Quarter as discussed above, higher interest expense, higher loss on disposal of assets, higher rent expense due to less of a benefit from OEM cost recoveries in the Current Quarter as discussed below, more of a negative impact from special items in the Current Quarter compared to in the Comparable Quarter, and higher tax expense primarily due to valuation allowances on deferred tax assets, partially offset by lower general and administrative expenses.
The Current Quarter results benefited from the impact of $2.0 million of OEM cost recoveries resulting in a $1.0 million reduction in rent expense (included in direct cost) and a $1.0 million reduction in direct cost. The Comparable Quarter results benefited from the impact of OEM cost recoveries related to ongoing aircraft issues that resulted in a reduction in rent expense of $13.1 million (included in direct cost). We will recognize an additional $1.0 million reduction in rent expense and an additional $0.3 million reduction in direct cost over the remainder of fiscal year 2019 related to these OEM cost recoveries. For further details, see Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.
Excluding the special items and the loss on disposal of assets discussed above, adjusted net loss and adjusted diluted loss per share were $20.3 million and $0.57, respectively, for the Current Quarter. These adjusted results compare to adjusted net loss and adjusted diluted loss per share of $18.5 million and $0.52, respectively, for the Comparable Quarter. Adjusted EBITDA decreased to $23.6 million in the Current Quarter from $35.0 million in the Comparable Quarter.
The year-over-year change in adjusted EBITDA was primarily driven by the decline in oil and gas revenue and higher rent expense as discussed above. These unfavorable changes were partially offset by a decrease in general and administrative expense primarily from lower salaries and benefits in the Current Quarter. The year-over-year change in adjusted net loss and adjusted diluted loss per share was impacted by the same items that impacted adjusted EBITDA as well as higher interest expense; however, a more favorable adjusted tax rate in the Current Quarter more than offset these negative changes.
The table below presents the year-over-year impact of changes in foreign currency exchange rates.

	Three Months Ended December 31,		Favorable (Unfavorable)
	2018	2017

	(In thousands, except per share amounts)
Revenue impact			$(7,844)
Operating expense impact			10,452
Year-over-year income statement translation			2,608

Transaction gains (losses) included in other income (expense), net	$(2,785)	$368	(3,153)
Líder foreign exchange impact included in earnings (losses) from unconsolidated affiliates	(202)	(757)	555
Total	$(2,987)	$(389)	(2,598)

Pre-tax income statement impact			10
Less: Foreign exchange impact on depreciation and amortization and interest expense			(73)
Adjusted EBITDA impact			$(63)

Net income impact (tax affected)			$154
Earnings per share impact			$—
The most significant foreign exchange impacts related to a $3.2 million unfavorable impact from transaction losses in the Current Quarter compared to transaction gains in the Comparable Quarter. This unfavorable impact was partially offset by a $2.6 million favorable impact from changes in foreign currency exchange rates primarily driven by the impact of the British pound sterling on the translation of our results in our Europe Caspian region. Additionally, the Current Quarter includes a $0.6 million less unfavorable impact of foreign currency exchange rate changes from our investment in Líder in Brazil.
Direct cost decreased 3.6%, or $9.9 million, year-over-year primarily due to a $13.3 million decrease in salaries and benefits primarily due to a decrease in the number of employees and a $2.2 million decrease in various other direct costs, partially offset by a $5.6 million increase in rent expense primarily due to lower OEM cost recoveries, partially offset by return of leased aircraft.
Reimbursable expense decreased 5.9%, or $0.9 million, primarily due to a decline in activity in our Asia Pacific region.
Depreciation and amortization expense remained mostly flat at $30.6 million for the Current Quarter compared to $31.7 million for the Comparable Quarter.
General and administrative expense decreased 6.1%, or $2.6 million, in the Current Quarter, as compared to the Comparable Quarter primarily due to a decrease in compensation expense of $6.2 million primarily resulting from a reduction in short-term and long-term incentive compensation costs of $4.2 million and a reduction of various other general and administrative expenses of $2.8 million, including information technology, training and travel expenses, as part of continued cost reduction efforts, partially offset by a $6.4 million increase in professional fees primarily related to the Columbia transaction and related financing transactions.
Loss on disposal of assets increased $11.4 million to a loss of $16.0 million for the Current Quarter from a loss of $4.6 million for the Comparable Quarter. The loss on disposal of assets in the Current Quarter included $14.0 million for contract termination costs for an aircraft purchase contract that was terminated in December 2018, $1.4 million for impairment of assets held for sale and a loss of $0.7 million from the sale or disposal of aircraft and other equipment. During the Comparable Quarter, the loss on disposal of assets included impairment charges totaling $1.6 million related to assets held for sale and a loss of $3.0 million from the sale or disposal of aircraft and other equipment.
Earnings (losses) from unconsolidated affiliates, net decreased $1.2 million to a loss of $0.8 million for the Current Quarter from earnings of $2.0 million in the Comparable Quarter. This decrease primarily resulted from a $1.0 million decrease of earnings from our investment in Líder in Brazil in the Current Quarter primarily due to a decline in activity, partially offset by a $0.6 million less unfavorable impact of foreign currency exchange rates in the Current Quarter compared to the Comparable Quarter.

Interest expense, net, increased 42.0%, or $8.0 million, year-over-year primarily due to an increase in borrowings and an increase in amortization of debt discount, partially offset by an increase in interest income as a result of an increase in cash and cash invested at higher rates.
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

	Three Months Ended December 31, 2018
	Adjusted EBITDA	Adjusted Net Loss	Adjusted Diluted Loss Per Share

	(In thousands, except per share amounts)
Organizational restructuring costs	$(2,409)	$(2,398)	$(0.07)
Transaction costs	(7,159)	(5,656)	(0.16)
Tax items	—	(45,156)	(1.26)
Total special items	$(9,568)	$(53,210)	(1.49)

	Three Months Ended December 31, 2017
	Adjusted EBITDA	Adjusted Net Loss	Adjusted Diluted Loss Per Share

	(In thousands, except per share amounts)
Organizational restructuring costs	$(2,810)	$(2,501)	$(0.07)
Tax items	—	15,139	0.42
Total special items	$(2,810)	$12,638	0.36

Current Period Compared to Comparable Period
Operating revenue from external customers by line of service was as follows:

	Nine Months Ended December 31,		Favorable (Unfavorable)
	2018	2017

	(In thousands, except percentages)
Oil and gas services	$664,957	$715,184	$(50,227)	(7.0)%
U.K. SAR services	177,594	164,306	13,288	8.1%
Fixed wing services	158,876	159,874	(998)	(0.6)%
Corporate and other	1,362	3,885	(2,523)	(64.9)%
Total operating revenue	$1,002,789	$1,043,249	$(40,460)	(3.9)%
The year-over-year decrease in revenue in the Current Period was primarily driven by a decrease in our oil and gas services driven by declines in our Africa region, Canada operations within our Americas region, our Asia Pacific region, and our Europe Caspian region. These decreases were partially offset by an increase in U.K. SAR services revenue due to additional bases coming online in fiscal year 2018, the full benefit of which was received in the Current Period. The U.K. SAR services revenue includes the one-time benefit of $7.6 million in OEM cost recoveries recognized in the Current Period. Additionally, revenue decreased by $2.7 million in the Current Period compared to the Comparable Period due to changes in foreign exchange rates, primarily in our Asia Pacific region related to the weakening of the Australian dollar versus the U.S. dollar, partially offset by our Europe Caspian region related to the strengthening of the British pound sterling versus the U.S. dollar. See further discussion of operating revenue by region under “— Region Operating Results.”
For the Current Period, we reported a net loss of $262.2 million and a diluted loss per share of $7.34 compared to a net loss of $94.8 million and a diluted loss per share of $2.69 for the Comparable Period.
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

•
Organizational restructuring costs of $6.9 million ($6.5 million net of tax), or $0.18 per share, included in direct cost and general and administrative expense, resulting from separation programs across our global organization designed to increase efficiency and reduce costs,

•
Transaction costs of $8.4 million ($6.6 million net of tax), or $0.19 per share, included in general and administrative expense, resulting from the Columbia transaction and related financing transactions, and

•	Non-cash tax expense of $55.5 million, or $1.55 per share, including $43.8 million from valuation allowances on deferred tax assets and $11.6 million from the Act.
The year-over-year change in net loss and diluted loss per share was primarily driven by a significant increase in the negative impact of special items mostly from asset impairments, lower revenue as discussed above, higher interest expense, foreign currency impact, higher loss on disposal of assets and lower earnings from unconsolidated affiliates in the Current Period. These unfavorable changes were partially offset by a decrease in salaries and benefits, rent expense and general and administrative expense.
The Current Period results benefited from the impact of $17.6 million of OEM cost recoveries realized in the Current Period resulting in a one-time benefit of $7.6 million in U.K. SAR operating revenue, a $6.9 million reduction in rent expense (included in direct cost) and a $3.1 million reduction in direct cost. The Comparable Period benefited from a reduction in rent expense of $13.1 million included in direct costs related to OEM cost recoveries. For further details, see Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.
Excluding the special items described above and the loss on disposal of assets, adjusted net loss and adjusted diluted loss per share were $77.4 million and $2.17, respectively, for the Current Period. These adjusted results compare to adjusted net loss and adjusted diluted loss per share of $59.2 million and $1.68, respectively, for the Comparable Period. Additionally, adjusted EBITDA decreased to $71.7 million in the Current Period from $82.5 million in the Comparable Period.

The year-over-year change in adjusted EBITDA was primarily driven by the decline in oil and gas revenue discussed above, foreign currency impact and lower earnings from unconsolidated affiliates in the Current Period. These unfavorable changes were mostly offset by a decrease in general and administrative expense primarily from lower salaries and benefits in the Current Period and lower rent expense. The year-over-year change in adjusted net loss and adjusted diluted loss per share was impacted by the same items that impacted adjusted EBITDA as well as higher interest expense; however, a more favorable adjusted tax rate in the Current Period more than offset these negative changes.
The table below presents the year-over-year impact of changes in foreign currency exchange rates.

	Nine Months Ended December 31,		Favorable (Unfavorable)
	2018	2017

	(in thousands, except per share amounts)
Revenue impact			$(2,652)
Operating expense impact			10,178
Year-over-year income statement translation			7,526

Transaction gains (losses) included in other income (expense), net	$(8,121)	$1,214	(9,335)
Líder foreign exchange impact included in earnings (losses) from unconsolidated affiliates	(3,800)	(1,637)	(2,163)
Total	$(11,921)	$(423)	(11,498)

Pre-tax income statement impact			(3,972)
Less: Foreign exchange impact on depreciation and amortization and interest expense			488
Adjusted EBITDA impact			$(3,484)

Net income impact (tax affected)			$(2,634)
Earnings per share impact			$(0.07)
The most significant foreign exchange impact related to a $9.3 million unfavorable impact from transaction losses in the Current Period compared to transaction gains in the Comparable Period. Additionally, results for the Current Period were impacted by a $2.2 million increase in unfavorable foreign currency exchange rate impact from our investment in Líder in Brazil. Partially offsetting these unfavorable impacts was a $7.5 million favorable impact from changes in foreign currency exchange rates in the Current Period primarily driven by the impact of the appreciating British pound sterling on the translation of our results in our Europe Caspian region, partially offset by the impact of the depreciating Australian dollar on the translation of our results in our Asia Pacific region.
Direct costs decreased 2.7%, or $22.9 million, year-over-year primarily due to lower headcount across all regions due to the benefit of organizational restructuring efforts reflected in a $28.9 million decrease in salaries and benefits and a $10.1 million decrease in rent expense primarily due to return of leased aircraft, partially offset by a $12.8 million increase in fuel primarily due to an increase in fuel prices and a $3.3 million increase in various other direct costs.
Reimbursable expense increased 6.1%, or $2.6 million, primarily due to new contracts in our Africa region.
Depreciation and amortization expense remained mostly flat at $92.0 million for the Current Period compared to $94.1 million for the Comparable Period.
General and administrative expense decreased 13.7%, or $19.0 million, in the Current Period, as compared to the Comparable Period primarily due to a $16.6 million decrease in compensation expense (primarily due to a decrease in severance costs of $6.6 million, a $8.8 million decrease in short-term and long-term incentive compensation costs and $1.2 million lower salaries and benefits due to a reduction in headcount across all regions) and a $7.2 million decrease in information technology, travel, training and various other expenses, partially offset by a $4.8 million increase in professional fees primarily related to the Columbia transaction and related financing transactions.
Loss on impairment for the Current Period includes $87.5 million for the impairment of H225 aircraft, $8.9 million for the impairment of H225 inventory, and $20.8 million for the impairment of Eastern Airways assets (including $17.5 million for aircraft and equipment, $3.0 million for intangible assets and $0.3 million for inventory). For further details, Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report. Loss on impairment for the Comparable Period includes a $1.2 million impairment charge on inventory used on our training fleet.

Loss on disposal of assets increased $6.6 million, to a loss of $19.0 million for the Current Period from a loss of $12.4 million for the Comparable Period. The loss on disposal of assets in the Current Period included $14.0 million of contract termination costs for an aircraft purchase contract that was terminated in December 2018, $1.4 million for impairment of assets held for sale and a loss of $3.7 million from the sale or disposal of aircraft and other equipment. During the Comparable Period, the loss on disposal of assets included impairment charges totaling $11.3 million related to assets held for sale (including a $7.2 million impairment and loss on disposal related to the Bristow Academy disposal group), and a loss of $1.1 million related to the sale of aircraft and other equipment.
Earnings (losses) from unconsolidated affiliates, net decreased $5.7 million to a loss of $2.3 million for the Current Period from earnings of $3.4 million in the Comparable Period. The decrease in earnings (losses) from unconsolidated affiliates, net primarily resulted from a decrease in earnings from our investment in Líder in Brazil to a loss of $0.1 million in the Current Period from earnings of $5.7 million in the Comparable Period primarily due to a decline in activity and a $2.2 million unfavorable impact of foreign currency exchange rates.
Interest expense, net, increased 50.3%, or $27.0 million, year-over-year primarily due to an increase in borrowings and an increase in amortization of debt discount, partially offset by an increase in interest income as a result of an increase in cash and cash invested at higher rates.
For further details on income tax expense, see “— Region Operating Results — Taxes” included elsewhere in this Quarterly Report.
As discussed above, our results for the Current Period were impacted by special items. During the Comparable Period, special items that impacted our results included organizational restructuring costs, loss on impairment and tax items. The items noted in the Current Period and Comparable Period have been identified as special items as they are not considered by management to be part of our ongoing operations when assessing and measuring the operational and financial performance of the organization. The impact of these items on our adjusted EBITDA, adjusted net loss and adjusted diluted loss per share is as follows:

	Nine Months Ended December 31, 2018
	Adjusted EBITDA	Adjusted Net Loss	Adjusted Diluted Loss Per Share

	(In thousands, except per share amounts)
Loss on impairment	$(117,220)	$(101,105)	$(2.83)
Organizational restructuring costs	(6,855)	(6,501)	(0.18)
Transaction costs	(8,406)	(6,641)	(0.19)
Tax items	—	(55,463)	(1.55)
Total special items	$(132,481)	$(169,710)	(4.75)

	Nine Months Ended December 31, 2017
	Adjusted EBITDA	Adjusted Net Loss	Adjusted Diluted Loss Per Share

	(In thousands, except per share amounts)
Organizational restructuring costs	$(15,160)	$(11,337)	$(0.32)
Loss on impairment	(1,192)	(775)	(0.02)
Tax items	—	(2,968)	(0.08)
Total special items	$(16,352)	$(15,080)	(0.43)

Region Operating Results
The following tables set forth certain operating information for the regions comprising our industrial aviation services segment. Intercompany lease revenue and expense are eliminated from our segment reporting, and depreciation expense of aircraft is presented in the region that operates the aircraft.
Set forth below is a discussion of the operations of our regions. Our consolidated results are discussed under “Results of Operations” above.
Europe Caspian

	Three Months Ended December 31,		Nine Months Ended December 31,		Favorable (Unfavorable)

	2018	2017	2018	2017	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Operating revenue	$180,829	$189,910	$587,264	$570,983	$(9,081)	(4.8)%	$16,281	2.9%
Operating income	$3,342	$5,274	$13,856	$19,499	$(1,932)	(36.6)%	$(5,643)	(28.9)%
Operating margin	1.8%	2.8%	2.4%	3.4%	(1.0)%	(35.7)%	(1.0)%	(29.4)%
Adjusted EBITDA	$14,068	$18,614	$62,727	$58,716	$(4,546)	(24.4)%	$4,011	6.8%
Adjusted EBITDA margin	7.8%	9.8%	10.7%	10.3%	(2.0)%	(20.4)%	0.4%	3.9%
Rent expense	$30,262	$29,499	$93,437	$102,803	$(763)	(2.6)%	$9,366	9.1%
The Europe Caspian region comprises all of our operations and affiliates in Europe, including oil and gas operations in the U.K. and Norway, Eastern Airways fixed wing operations and public sector SAR operations in the U.K. and our operations in Turkmenistan.
Current Quarter Compared to Comparable Quarter
Operating revenue for our Europe Caspian region decreased in the Current Quarter compared to the Comparable Quarter primarily due to a decrease of $6.7 million in U.K. oil and gas revenue due to a decrease in activity and unfavorable changes in foreign currency exchange rates, a decrease of $5.0 million in fixed wing revenue from Eastern Airways due to a decrease in activity and unfavorable changes in foreign currency exchange rates and a decrease in U.K. SAR revenue of $1.3 million primarily due to unfavorable changes in foreign currency exchange rates. Partially offsetting these decreases is an increase in Norway operating revenue of $3.9 million driven by an increase in activity. Additionally, revenue decreased by $5.2 million in the Current Quarter compared to the Comparable Quarter due to unfavorable changes in foreign currency exchange rates. Eastern Airways contributed $24.4 million and $29.5 million in operating revenue for the Current Quarter and Comparable Quarter, respectively.
A substantial portion of our operations in the Europe Caspian region are contracted in the British pound sterling, which depreciated against the U.S. dollar in the Current Quarter. We recorded foreign exchange losses of $2.1 million in the Current Quarter and foreign exchange gains of $1.3 million in the Comparable Quarter from the revaluation of assets and liabilities on pound sterling functional currency entities as of December 31, 2018 and 2017, respectively, which is recorded in other income (expense), net and included in adjusted EBITDA. The Current Quarter benefited from a $1.4 million impact from foreign currency hedging, which partially offset the negative impact from exchange rate changes. A further weakening or strengthening of the British pound sterling could result in additional foreign exchange volatility in future quarters.
The Current Quarter results benefited from OEM cost recoveries in prior periods that resulted in a $1.2 million reduction in direct cost. The Comparable Quarter benefited from OEM cost recoveries that resulted in a $7.1 million reduction in rent expenses (included in direct cost). We will recognize an additional $0.5 million reduction in direct cost over the remainder of fiscal year 2019 related to these OEM cost recoveries in our Europe Caspian region results. These items are included in operating income and adjusted EBITDA in the Current Quarter and Comparable Quarter. For further details, see Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.
The decrease in operating income and operating margin from the Comparable Quarter was primarily due to lower revenue discussed above and lower OEM cost recoveries of $5.9 million, partially offset by lower salaries and benefits of $5.3 million. In addition to the items impacting operating income and operating margin, adjusted EBITDA and adjusted EBITDA margin decreased due to the foreign exchange losses from revaluation of assets and liabilities included in other income (expense), net in the Current Quarter compared to gains recorded in the Comparable Quarter. As discussed above, other income (expense) is included in adjusted EBITDA, but not in operating income. Eastern Airways contributed a negative $5.4 million and negative $4.1 million in adjusted EBITDA for the Current Quarter and Comparable Quarter, respectively.

Current Period Compared to Comparable Period
The increase in operating revenue in the Current Period compared to the Comparable Period primarily resulted from an increase of $13.3 million for U.K. SAR revenue including a one-time benefit of OEM cost recovery of $7.6 million, an increase of $3.0 million in fixed wing revenue from Eastern Airways and an increase of $6.3 million in Norway operating revenue resulting from an increase in activity, partially offset by a $6.3 million decrease in U.K. oil and gas activity due to a decline in activity. Additionally, revenue increased by $3.8 million in the Current Period compared to the Comparable Period due to favorable changes in foreign currency exchange rates. Eastern Airways contributed $90.8 million and $87.8 million in operating revenue for the Current Period and Comparable Period, respectively.
The Current Period results benefited from OEM cost recoveries realized in the Current Period related to ongoing aircraft issues that resulted in a one-time benefit of $7.6 million in U.K. SAR operating revenue, a $4.5 million reduction in rent expense and a $3.1 million reduction in direct cost. The Comparable Period benefited from OEM cost recoveries that resulted in a $7.1 million reduction in rent expense (included in direct cost).
A substantial portion of our operations in the Europe Caspian region are contracted in the British pound sterling, which depreciated against the U.S. dollar in the Current Period. We recorded foreign exchange losses of $8.4 million in the Current Period and foreign exchange gains of $2.8 million in the Comparable Period from the revaluation of assets and liabilities on British pound sterling functional currency entities as of December 31, 2018 and 2017, respectively, which is recorded in other income (expense), net and included in adjusted EBITDA. Net of the translation and revaluation impacts, adjusted EBITDA was negatively impacted by $9.4 million and positively impacted by $4.8 million resulting from the change in exchange rates during the Current Period and Comparable Period, respectively. The Current Period results benefited from a $2.2 million impact from foreign currency hedging, which partially offset the negative impact from exchange rate changes. A further weakening or strengthening of the British pound sterling could result in additional foreign exchange volatility in future periods.
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
The decrease in operating income and operating margin from the Comparable Period was primarily due to the $20.8 million of impairments of Eastern Airways assets mentioned above, partially offset by the increase in revenue discussed above and the larger benefit from OEM cost recoveries in the Current Period. Adjusted EBITDA and adjusted EBITDA margin decreased in the Current Period primarily due to the unfavorable year-over-year impacts from changes in foreign currency exchange rates, partially offset by the increase in operating revenue and larger benefit from OEM cost recoveries in the Current Period. Eastern Airways contributed a negative $6.3 million and a negative $3.7 million in adjusted EBITDA for the Current Period and Comparable Period, respectively.
Africa

	Three Months Ended December 31,		Nine Months Ended December 31,		Favorable (Unfavorable)
	2018	2017	2018	2017	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Operating revenue	$41,394	$47,915	$113,545	$146,523	$(6,521)	(13.6)%	$(32,978)	(22.5)%
Operating income	$5,286	$10,470	$7,892	$28,353	$(5,184)	(49.5)%	$(20,461)	(72.2)%
Operating margin	12.8%	21.9%	7.0%	19.4%	(9.1)%	(41.6)%	(12.4)%	(63.9)%
Adjusted EBITDA	$8,639	$14,206	$19,063	$40,206	$(5,567)	(39.2)%	$(21,143)	(52.6)%
Adjusted EBITDA margin	20.9%	29.6%	16.8%	27.4%	(8.7)%	(29.4)%	(10.6)%	(38.7)%
Rent expense	$2,677	$2,048	$6,945	$6,424	$(629)	(30.7)%	$(521)	(8.1)%
The Africa region comprises all our operations and affiliates on the African continent, including Nigeria and Egypt.

Current Quarter Compared to Comparable Quarter
Operating revenue for Africa decreased in the Current Quarter due to an overall decrease in activity compared to the Comparable Quarter. Activity declined with certain customers and certain contracts ended, including a contract that expired on March 31, 2018, reducing revenue by $15.4 million, which was partially offset by an increase in activity with other customers increasing revenue by $7.4 million and an increase in fixed wing services revenue of $1.4 million. Fixed wing services in Africa generated $3.4 million and $2.0 million in operating revenue for the Current Quarter and Comparable Quarter, respectively.
Operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin decreased as a result of the decrease in operating revenue in the Current Quarter, which was partially offset by a decrease in direct cost and general and administrative expenses. Additionally, during the Comparable Quarter, we recorded $0.5 million in severance expense related to organizational restructuring efforts, which is excluded from adjusted EBITDA and adjusted EBITDA margin.
With the conclusion of the recent elections, we anticipate a measure of stability in the political environment through the medium term and increased drilling activities; however, we are also seeing increased pressure to benchmark and standardize commercial rates across multiple contracts, which may affect the profitability of contracts in Nigeria.
Current Period Compared to Comparable Period
Operating revenue for Africa decreased in the Current Period due to an overall decrease in activity compared to the Comparable Period. Activity declined with certain customers and certain contracts ended, including a contract that expired on March 31, 2018, reducing revenue by $53.3 million, which was partially offset by an increase in activity with other customers increasing revenue by $17.4 million and an increase in fixed wing services revenue of $2.9 million. Fixed wing services in Africa generated $8.4 million and $5.5 million of operating revenue for the Current Period and Comparable Period, respectively.
Operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin decreased as a result of the decrease in operating revenue in the Current Period, which was partially offset by a decrease in direct cost and general and administrative expenses. Additionally, during the Comparable Period, we recorded $0.7 million in severance expense related to organizational restructuring efforts, which is excluded from adjusted EBITDA and adjusted EBITDA margin.
Americas

	Three Months Ended December 31,		Nine Months Ended December 31,		Favorable (Unfavorable)
	2018	2017	2018	2017	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Operating revenue	$57,502	$60,345	$169,270	$178,884	$(2,843)	(4.7)%	$(9,614)	(5.4)%
Earnings (losses) from unconsolidated affiliates, net	$839	$2,097	$(2,052)	$3,712	$(1,258)	(60.0)%	$(5,764)	*
Operating income (loss)	$4,412	$5,308	$(1,362)	$11,535	$(896)	(16.9)%	$(12,897)	*
Operating margin	7.7%	8.8%	(0.8)%	6.4%	(1.1)%	(12.5)%	(7.2)%	*
Adjusted EBITDA	$11,892	$12,689	$20,446	$33,430	$(797)	(6.3)%	$(12,984)	(38.8)%
Adjusted EBITDA margin	20.7%	21.0%	12.1%	18.7%	(0.3)%	(1.4)%	(6.6)%	(35.3)%
Rent expense	$5,641	$6,295	$18,573	$18,480	$654	10.4%	$(93)	(0.5)%
_____________
 * percentage change too large to be meaningful or not applicable.
The Americas region comprises all our operations and affiliates in North America and South America, including Brazil, Canada, Guyana, Trinidad and the U.S. Gulf of Mexico.
Current Quarter Compared to Comparable Quarter
Operating revenue decreased in the Current Quarter primarily due to a decrease in operating revenue of $2.8 million in Canada and $0.6 million in the U.S. Gulf of Mexico resulting from lower activity, partially offset by an increase in activity with our Trinidad oil and gas customers, which increased operating revenue by $1.2 million.
Earnings (losses) from unconsolidated affiliates, net decreased $1.3 million primarily due to a reduction in earnings from our investment in Líder in Brazil resulting from a decline in activity, partially offset by a less unfavorable change in foreign currency exchange rates. Changes in foreign currency exchange rates decreased our earnings from our investment in Líder by $0.2 million and $0.8 million, respectively, in the Current Quarter and Comparable Quarter. See further discussion about our investment in Líder and the Brazil market in “— Executive Overview — Market Outlook” included elsewhere in this Quarterly Report.
Operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin were all mostly flat as the decreases in earnings from unconsolidated affiliates and operating revenue discussed above were mostly offset by a $2.0 million decrease in salaries and benefits due to lower headcount and a $0.7 million decrease in rent expense. Additionally, we recorded severance expense, related to organizational restructuring efforts, of $0.1 million and $0.1 million for the Current Quarter and Comparable Quarter, respectively, which is excluded from adjusted EBITDA and adjusted EBITDA margin.
Current Period Compared to Comparable Period
Operating revenue decreased in the Current Period primarily due to a decrease in operating revenue of $10.8 million in Canada, $1.2 million in Trinidad due to lower activity and a decrease in intra-region operating revenue of $3.5 million primarily due to a decrease in activity in Africa, partially offset by an increase in activity with our U.S. Gulf of Mexico oil and gas customers, which increased operating revenue by $6.4 million.
Earnings (losses) from unconsolidated affiliates, net decreased $5.8 million in the Current Period primarily due to a reduction in earnings from our investment in Líder in Brazil resulting from a decrease in activity and more of an unfavorable impact of foreign currency exchange rates. Operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin were negatively impacted by unfavorable foreign currency exchange rate changes, which decreased our earnings from our investment in Líder by $3.8 million in the Current Period and $1.6 million in the Comparable Period.
The decreases in operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin were primarily driven by the decreases in earnings from unconsolidated affiliates and operating revenue discussed above, which was partially offset by a $2.0 million decrease in salaries and benefits. Additionally, we recorded severance expense, related to organizational restructuring efforts, of $0.3 million and $0.4 million for the Current Period and Comparable Period, respectively, which is excluded from adjusted EBITDA and adjusted EBITDA margin.
Asia Pacific

	Three Months Ended December 31,		Nine Months Ended December 31,		Favorable (Unfavorable)
	2018	2017	2018	2017	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Operating revenue	$40,077	$50,248	$141,106	$153,365	$(10,171)	(20.2)%	$(12,259)	(8.0)%
Operating loss	$(6,654)	$(941)	$(14,613)	$(19,374)	$(5,713)	*	$4,761	24.6%
Operating margin	(16.6)%	(1.9)%	(10.4)%	(12.6)%	(14.7)%	*	2.2%	17.5%
Adjusted EBITDA	$(3,411)	$4,797	$(4,325)	$502	$(8,208)	*	$(4,827)	*
Adjusted EBITDA margin	(8.5)%	9.5%	(3.1)%	0.3%	(18.0)%	*	(3.4)%	*
Rent expense	$7,927	$2,807	$24,325	$24,356	$(5,120)	(182.4)%	$31	0.1%
_____________
 * percentage change too large to be meaningful or not applicable.
The Asia Pacific region comprises all our operations and affiliates in Australia and Southeast Asia, including Malaysia, Sakhalin, and our fixed wing operations through Airnorth in Australia.
Current Quarter Compared to Comparable Quarter
Operating revenue decreased in the Current Quarter primarily due to a decrease in oil and gas services revenue of $7.6 million primarily due to the end of short-term contracts in Australia and a $2.6 million decrease from our fixed wing operations at Airnorth. Airnorth contributed $18.4 million and $21.0 million in operating revenue for the Current Quarter and Comparable Quarter, respectively. Additionally, revenue decreased by $2.6 million in the Current Quarter compared to the Comparable Quarter due to unfavorable changes in foreign currency exchange rates.
Operating loss increased and operating margin, adjusted EBITDA and adjusted EBITDA margin decreased in the Current Quarter primarily due to a decrease in operating revenue discussed above. Additionally, rent expense increased $5.1 million primarily due to a decrease in OEM credits. We realized OEM credits of $0.8 million and $6.0 million, respectively, in the Current Quarter and Comparable Quarter. These unfavorable changes were partially offset by a $5.1 million decrease in salaries and benefits due to headcount reductions. Additionally, changes in foreign exchange rates negatively impacted adjusted EBITDA results by $2.1 million compared to the Comparable Quarter primarily due to foreign exchange rate losses of $2.3 million and $0.3 million, respectively, for the Current Quarter and Comparable Quarter. Airnorth contributed a negative $1.2 million and positive $2.2 million in adjusted EBITDA for the Current Quarter and Comparable Quarter, respectively.
Additionally, during the Current Quarter and Comparable Quarter, we recorded $1.8 million and $1.5 million, respectively, in severance expense related to organizational restructuring efforts, which is excluded from adjusted EBITDA and adjusted EBITDA margin.
Current Period Compared to Comparable Period
Operating revenue decreased in the Current Period primarily due to a decrease in oil and gas services revenue of $6.7 million primarily due to the end of short-term contracts in Australia and a decrease of $6.8 million from our fixed wing operations at Airnorth, partially offset by an increase of $1.2 million in Sakhalin. Airnorth contributed $59.8 million and $66.6 million in operating revenue for the Current Period and Comparable Period, respectively. Additionally, revenue decreased by $5.9 million in the Current Period compared to the Comparable Period due to unfavorable changes in foreign currency exchange rates.
Operating loss decreased in the Current Period primarily due to a decrease in salaries and benefits of $13.6 million due to organizational restructuring efforts, partially offset by the decrease in operating revenue discussed above and a $2.6 million increase in maintenance expense at Airnorth. Adjusted EBITDA and adjusted EBITDA margin decreased in the Current Period primarily due to an unfavorable year-over-year impact from changes in exchange rates. Changes in foreign exchange rates negatively impacted adjusted EBITDA results by $7.0 million compared to the Comparable Period primarily due to foreign exchange rate losses of $6.1 million for the Current Period compared to foreign exchange rate gains of $0.8 million for the Comparable Period. Airnorth contributed a negative $2.9 million and positive $8.6 million in adjusted EBITDA for the Current Period and Comparable Period, respectively.
Additionally, during the Current Period and Comparable Period, we recorded $4.1 million and $3.7 million, respectively, in severance expense related to organizational restructuring efforts, which is excluded from adjusted EBITDA and adjusted EBITDA margin.
Corporate and Other

	Three Months Ended December 31,		Nine Months Ended December 31,		Favorable (Unfavorable)
	2018	2017	2018	2017	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Operating revenue	$465	$743	$1,363	$3,912	$(278)	(37.4)%	$(2,549)	(65.2)%
Operating loss	$(21,535)	$(19,047)	$(151,440)	$(68,686)	$(2,488)	(13.1)%	$(82,754)	(120.5)%
Adjusted EBITDA	$(7,545)	$(15,342)	$(26,189)	$(50,309)	$7,797	50.8%	$24,120	47.9%
Rent expense	$1,648	$1,971	$4,547	$6,456	$323	16.4%	$1,909	29.6%
Corporate and other includes our supply chain management and corporate costs that have not been allocated out to other regions and our Bristow Academy operations prior to the sale of Bristow Academy on November 1, 2017.
Current Quarter Compared to Comparable Quarter
Operating revenue decreased in the Current Quarter primarily due to the sale of Bristow Academy.
Operating loss increased in the Current Quarter primarily due to a $2.2 million increase in general and administrative expenses primarily due to a $6.0 million increase in professional fees primarily related to the Columbia transaction and related financing transactions, partially offset by a $3.3 million decrease in compensation expense resulting from a reduction in short-term and long-term incentive compensation costs of $2.6 million. Adjusted EBITDA improved primarily due to the reduction in general and administrative expenses excluding organizational restructuring and transaction costs, and foreign currency transaction gains of $1.7 million in the Current Quarter compared to foreign currency transaction losses of $0.3 million in the Comparable Quarter.
During the Current Quarter, we recorded $7.2 million of transaction costs and during the Comparable Quarter, we recorded $0.1 million of organizational restructuring costs, both of which are excluded from adjusted EBITDA and adjusted EBITDA margin.

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
Operating loss increased in the Current Period primarily due to the H225 aircraft and inventory impairments and decline in revenue, partially offset by a $9.0 million reduction in general and administrative expenses, including an $8.1 million decrease in organizational restructuring costs. Additionally, during the Comparable Period, we recorded $1.2 million of inventory impairment charges related to Bristow Academy. Adjusted EBITDA improved primarily due to foreign currency transaction gains of $5.8 million for the Current Period compared to foreign currency transaction losses of $3.3 million for the Comparable Period, the sale of Bristow Academy, which generated negative adjusted EBITDA of $3.6 million in the Comparable Period, and the $9.4 million decrease in general and administrative expenses excluding organizational restructuring and transaction costs.
During the Current Period and Comparable Period, we recorded $1.4 million and $9.5 million, respectively, of organizational restructuring costs and during the Current Period, we recorded $8.4 million of transaction costs, which along with the impairment charges discussed above, are excluded from adjusted EBITDA and adjusted EBITDA margin.
Interest Expense, Net

	Three Months Ended December 31,		Nine Months Ended December 31,		Favorable (Unfavorable)
	2018	2017	2018	2017	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Interest income	$2,269	$144	$3,677	$512	$2,125	*	$3,165	*
Interest expense	(26,416)	(17,840)	(76,400)	(51,707)	(8,576)	(48.1)%	(24,693)	(47.8)%
Amortization of debt discount	(1,612)	(242)	(4,713)	(343)	(1,370)	*	(4,370)	*
Amortization of debt fees	(1,883)	(1,851)	(5,239)	(4,791)	(32)	(1.7)%	(448)	(9.4)%
Capitalized interest	529	696	1,985	2,652	(167)	(24.0)%	(667)	(25.2)%
Interest expense, net	$(27,113)	$(19,093)	$(80,690)	$(53,677)	$(8,020)	(42.0)%	$(27,013)	(50.3)%
_____________
 * percentage change too large to be meaningful or not applicable.
Interest expense, net increased in the Current Quarter compared to the Comparable Quarter and in the Current Period compared to the Comparable Period primarily due to an increase in borrowings, partially offset by an increase in interest income as a result an increase in cash and cash invested at higher rates. Also, we issued convertible debt in December 2017 resulting in an increase in amortization of debt discount for the Current Quarter compared to the Comparable Quarter and for the Current Period compared to the Comparable Period. Additionally, during the Comparable Quarter and Comparable Period, we wrote-off $0.5 million and $1.1 million, respectively, of deferred financing fees related to early extinguishment of debt.

Other Income (Expense), Net

	Three Months Ended December 31,		Nine Months Ended December 31,		Favorable (Unfavorable)
	2018	2017	2018	2017	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Foreign currency gains (losses) by region:
Europe Caspian	$(2,084)	$1,325	$(8,416)	$2,770	$(3,409)	(257.3)%	$(11,186)	*
Africa	(380)	(400)	356	762	20	5.0%	(406)	(53.3)%
Americas	320	(22)	249	173	342	*	76	43.9%
Asia Pacific	(2,343)	(276)	(6,076)	789	(2,067)	*	(6,865)	*
Corporate and other	1,702	(259)	5,766	(3,280)	1,961	*	9,046	*
Foreign currency gains (losses)	(2,785)	368	(8,121)	1,214	(3,153)	*	(9,335)	*
Other	(875)	(1,104)	(2,693)	(979)	229	20.7%	(1,714)	(175.1)%
Other income (expense), net	$(3,660)	$(736)	$(10,814)	$235	$(2,924)	*	$(11,049)	*
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
Taxes

	Three Months Ended December 31,		Nine Months Ended December 31,		Favorable (Unfavorable)
	2018	2017	2018	2017	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Effective tax rate	(38.4)%	57.5%	(2.1)%	(2.7)%	95.9%	*	(0.6)%	(22.2)%
Net foreign tax expense (benefit) on non-U.S. earnings	$(607)	$(2,433)	$(5,196)	$2,747	$(1,826)	(75.1)%	$7,943	*
Expense (benefit) of foreign earnings indefinitely reinvested abroad	$2,091	$2,484	$10,908	$(11,511)	$393	15.8%	$(22,419)	*
Expense from change in tax contingency	$(2,434)	$180	$(2,374)	$4,874	$2,614	*	$7,248	*
Impact of stock based compensation	$8	$78	$1,182	$2,314	$70	89.7%	$1,132	48.9%
Deduction for foreign taxes	$(158)	$501	$(228)	$(643)	$659	*	$(415)	(64.5)%
Change in valuation allowance	$33,518	$2,085	$43,824	$13,402	$(31,433)	*	$(30,422)	(227.0)%
U.S. statutory rate reduction	$(19,033)	$(75,636)	$(19,033)	$(75,636)	$(56,603)	(74.8)%	$(56,603)	(74.8)%
One-time repatriation tax	$30,671	$61,478	$30,671	$61,478	$30,807	50.1%	$30,807	50.1%
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
Valuation allowances represent the reduction of our deferred tax assets. We evaluate our deferred tax assets quarterly which requires significant management judgment to determine the recoverability of these deferred tax assets by assessing whether it is more likely than not that some or all of the deferred tax assets will be realized before expiration. After considering all available positive and negative evidence using a “more likely than not” standard, we believe it is appropriate to value against deferred tax assets related to certain foreign net operating losses and certain foreign tax credits. As a result, we recorded a valuation allowance of $30.4 million against foreign tax credits for the Current Quarter and $3.1 million and $2.1 million against net operating losses in certain foreign jurisdictions for the Current Quarter and Comparable Quarter, respectively. During the Current Period and Comparable Period, we recorded a valuation allowance of $30.4 million and $7.6 million, respectively, against foreign tax credits and $13.4 million and $5.8 million, respectively, against net operating losses in certain foreign jurisdictions.
On December 22, 2017, the president of the United States signed into law the Act. The Act includes numerous changes in existing U.S. tax law, including a permanent reduction in the U.S. federal corporate income tax rate from 35% to 21%. The rate reduction takes effect on January 1, 2018. Further, the Act provides for a one-time “deemed repatriation” of accumulated foreign earnings of certain foreign corporations. Under U.S. generally accepted accounting principles, our net deferred tax liabilities are required to be revalued during the period in which the new tax legislation is enacted. We have completed our analysis of the income tax implications of the Act during the Current Quarter and recorded adjustments accordingly to previously reported provisional amounts.
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
Liquidity and Capital Resources
Cash Flows
Operating Activities
Net cash flows used in operating activities were $68.9 million and $9.3 million during the Current Period and Comparable Period, respectively. The increase in net cash flows used in operating activities in the Current Period primarily resulted from OEM cost recoveries in the Comparable Period that did not recur in the Current Period and an increase in cash flow used in working capital changes. Changes in non-cash working capital used $37.9 million and $18.2 million in cash flows from operating activities for the Current Period and Comparable Period, respectively. Cash flows from operations for the Comparable Period includes $30.5 million related to OEM cost recoveries of which $20.1 million is included in cash flows from operations before working capital changes and $10.4 million is included in working capital changes.

Investing Activities
Cash flows used in investing activities were $24.6 million during the Current Period and cash flows provided by investing activities were $106.6 million during the Comparable Period. Cash was used primarily for capital expenditures as follows:

	Nine Months Ended December 31,
	2018	2017
Number of aircraft delivered:
Medium	1	5
Total aircraft	1	5
Capital expenditures (in thousands):
Aircraft and equipment	$28,570	$26,800
Land and building	5,141	9,641
Total capital expenditures	$33,711	$36,441
During the Current Period, we received proceeds of $9.1 million primarily from the sale or disposal of three aircraft and certain other equipment. During the Comparable Period, we received $48.5 million in proceeds from the sale or disposal of 11 aircraft and certain other equipment.
Financing Activities
Cash flows used in financing activities was $50.6 million and $85.8 million during the Current Period and Comparable Period, respectively. During the Current Period, we used cash to make principal payments on our debt of $49.1 million. During the Comparable Period, we received $174.8 million from borrowings on our $400 million revolving credit facility (the “Revolving Credit Facility”), $230 million from borrowings on our term loan credit agreement with PK AirFinance S.à.r.l., as agent, and PK Transportation Finance Ireland Limited, as lender, and $143.8 million from the issuance of our 4½% Convertible Senior Notes. During the Comparable Period, we used cash to repay debt of $609.7 million (including $313.9 million related to our Revolving Credit Facility and $295.8 million related to other principal payments on debt) and pay dividends of $2.5 million on our common stock. Additionally, during the Comparable Period, we paid $40.4 million for the purchase of the 4½% Convertible Senior Notes call option, and simultaneously received $30.3 million for the issuance of warrants.

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

The following table summarizes our significant contractual obligations and other commercial commitments on an undiscounted basis as of December 31, 2018 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings as of December 31, 2018 and has not been amended to classify substantially all of our long-term debt as current as discussed in Note 4 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report and does not reflect the impact of Chapter 11 Cases and the resulting acceleration of substantially all of our long-term debt. Additional details regarding these obligations are provided in Notes 4, 5, 7 and 9 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2018 Annual Report and in Notes 5, 6, 8 and 10 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Payments Due by Period
		Three Months Ending March 31, 2019	Fiscal Year Ending March 31,
	Total		2020— 2021	2022— 2023	2024 and beyond

	(In thousands)
Contractual obligations:
Long-term debt and short-term borrowings:
Principal (1)	$1,490,412	$11,864	$106,428	$969,880	$402,240
Interest (2)	390,309	24,334	190,208	166,586	9,181
Aircraft operating leases (3)	260,938	36,399	174,063	45,800	4,676
Other operating leases (4)	65,400	2,190	16,333	15,583	31,294
Pension obligations (5)	41,393	3,668	32,376	5,349	—
Aircraft purchase obligations (6)(7)	432,995	2,197	159,202	163,139	108,457
Other purchase obligations (8)	52,019	52,019	—	—	—
Total contractual cash obligations	$2,733,466	$132,671	$678,610	$1,366,337	$555,848
Other commercial commitments:
Letters of credit	$16,160	$10,081	$6,079	$—	$—
Total commercial commitments	$16,160	$10,081	$6,079	$—	$—
_____________

(1)	Excludes unamortized discount of $35.0 million and unamortized debt issuance costs of $23.3 million.

(2)	Interest payments for variable interest debt are based on interest rates as of December 31, 2018.

(3)	Represents separate operating leases for aircraft.

(4)	Represents minimum rental payments required under non-aircraft operating leases that have initial non-cancelable lease terms in excess of one year.

(5)
Represents expected funding for defined benefit pension plans in future periods. These amounts are undiscounted and are based on the expectation that the U.K. pension plan will be fully funded in approximately five years. As of December 31, 2018, we had recorded on our balance sheet a $28.0 million pension liability associated with these obligations. The timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustees.

(6)	Includes $91.1 million for five aircraft orders that can be cancelled prior to delivery dates. As of December 31, 2018, we have made non-refundable deposits of $4.5 million related to these aircraft.

(7)
On May 1, 2019, we entered into an amendment to our agreement with Airbus Helicopters for the purchase of 22 H175 helicopters which includes five aircraft that can be cancelled by us prior to the delivery dates. Pursuant to the amendment, the parties mutually agreed to postpone the delivery dates for such helicopters for 18 months from the previous schedule with the first three helicopters now scheduled for delivery in the second half of fiscal year 2022. The postponement in deliveries resulted in various amendments to the payment terms under the purchase agreement including the deferral of approximately $110.0 million in capital expenditures scheduled for fiscal years 2019 to 2023 into fiscal years 2024 and beyond. In connection with this amendment, the overall purchase price of these helicopters has been increased by $18.4 million to account for inflation. The impact of this amendment is not included in the table above.

(8)
Other purchase obligations primarily represent unfilled purchase orders for aircraft parts and non-cancelable power-by-the-hour maintenance commitments. For further details on the non-cancelable power-by-the-hour maintenance commitments, see Note 1 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2018 Annual Report.

Subject to certain exceptions, under the Bankruptcy Code, we may assume, assign or reject certain executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court and satisfaction of certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves us of performing our future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Generally, the assumption of an executory contract or unexpired lease will require us to cure existing monetary and non-monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease in this Quarterly Report, including where applicable a quantification of the obligations under any such executory contract or unexpired lease, is qualified by any overriding assumption or rejection rights we have under the Bankruptcy Code. Further, nothing herein is or shall be deemed to be an admission with respect to any claim amounts or calculations arising from the rejection of any executory contract or unexpired lease and we expressly reserve all our rights with respect thereto.
As of the date of this Quarterly Report, we have filed motions to reject certain leases and we continue to evaluate if we will seek to assume or reject additional leases or purchase contracts in connection with the Chapter 11 Cases. Any decision to assume or reject any leases or purchase contracts will be made by our management in consideration of then-existing economic, market and legal conditions and other relevant considerations, subject to the Bankruptcy Court and potentially other approvals.
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
As of December 31, 2018, approximately 34% our cash balances are held outside the U.S. and are generally used to meet the liquidity needs of our non-U.S. operations. Most of our cash held outside the U.S. could be repatriated to the U.S., and any such repatriation could be subject to additional taxes. If cash held by non-U.S. operations is required for funding operations in the U.S., we may make a provision for additional tax in connection with repatriating this cash, which is not expected to have a significant impact on our results of operations.
The Company’s liquidity outlook has recently changed resulting in substantial doubt about the Company’s ability to continue as a going concern. On May 11, 2019, the Debtors filed Chapter 11 Cases in the Bankruptcy Court seeking relief under the Bankruptcy Code. The Debtors’ Chapter 11 Cases are jointly administered under the caption In re: Bristow Group Inc., et al., Main Case No. 19-32713. The Debtors continue to operate their businesses and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In addition, each of the commencement of the Chapter 11 Cases and the delivery of the Amended 10-K with a going concern qualification or explanation constituted an event of default under certain of our secured equipment financings, giving those secured equipment lenders the right to accelerate repayment of the applicable debt, subject to Chapter 11 protections, and triggering cross-default and/or cross-acceleration provisions in substantially all of our other debt instruments should that right to accelerate repayment be exercised.
As a result of the facts and circumstances discussed above, the Company has classified substantially all debt balances of approximately $1.4 billion as of December 31, 2018 as short-term borrowings and current maturities of long-term debt on our condensed consolidated balance sheet.
On May 10, 2019, we entered into the RSA with (i) Supporting Secured Noteholders and (ii) the guarantors of the 8.75% Senior Secured Notes, to support the Restructuring on the terms set forth in the Restructuring Term Sheet. The RSA contemplates the filing of the Chapter 11 Cases to implement the Restructuring pursuant to the Plan and the various related transactions set forth in or contemplated by the Restructuring Term Sheet, the DIP Term Sheet and the other restructuring documents attached to the RSA.
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
On May 10, 2019, we entered into the Term Loan Agreement for the $75 million 2019 Term Loan. Immediately upon entering into the Term Loan Agreement, and prior to the Petition Date, the Company and BHC III borrowed the full amount thereunder, the net proceeds of which may be used only in compliance with a cash flow forecast required pursuant to the terms of the Term Loan Agreement, which the Company expects will be used for general corporate purposes, including to fund the working capital and liquidity requirements of the Company during the pendency of the Chapter 11 Cases. For further details, see “— Recent Events — Term Loan Agreement” above.
On February 11, 2019, we announced that Bristow and Columbia have mutually agreed to terminate our agreement to acquire Columbia. In connection with the termination, we paid $20 million to Columbia in February 2019. Bristow, Columbia and Columbia’s shareholders have agreed to release each other from all claims in connection with the purchase agreement and the related transactions. For further details, see Note 2 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.
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
Item 4.    Controls and Procedures.
Material Weakness Previously Disclosed
As disclosed in an amendment (the “Amendment”) to our Annual Report on Form 10-K for the year ended March 31, 2018 (the “2018 Form 10-K” or “Amended 10-K”), we identified a material weakness in our internal controls over financial reporting for monitoring of compliance with non-financial covenants within certain secured financing and lease agreements in connection with the evaluation and procedures carried out in connection with this Quarterly Report on Form 10-Q for the quarter ended December 31, 2018.  As a result of commencing Chapter 11 Cases and updating our going concern assessment and the delivery of the Amended 10-K with such a going concern qualification or explanation, an event of default will exist under certain secured equipment financings and trigger cross-default and cross-acceleration provisions in substantially all of our debt instruments. As a result, we reclassified $1.4 billion as of March 31, 2018 from long-term to short-term on our consolidated balance sheets.
In light of this material weakness, in preparing our condensed consolidated financial statements as of and for the quarter ended December 31, 2018, we performed additional procedures including a comprehensive review of our compliance with our various debt and lease agreements designed to ensure that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, have been prepared in accordance with generally accepted accounting principles.
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
Evaluation of Disclosure Controls and Procedures
At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision of and with the participation of our management, including L. Don Miller, our Chief Executive Officer (“CEO”), and Brian J. Allman, our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (“Exchange Act”)). Based upon that evaluation and the evaluation of the previously identified material weakness in our internal controls over financial reporting for monitoring of compliance with non-financial covenants within certain secured financing and lease agreements disclosed in the Amendment, our CEO and CFO have concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective to provide reasonable assurance that the information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and that information relating to us (including our consolidated subsidiaries) required to be disclosed is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
Other than the changes resulting from the debt and lease compliance remediation activities described above, our management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings.
We have certain actions or claims pending that have been discussed and previously reported in Part I. Item 3. “Legal Proceedings” in the fiscal year 2018 Annual Report, other than the item discussed below. Developments in these previously reported matters, if any, are described in Note 8 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.
Sikorsky Lawsuit
On January 8, 2019, Bristow filed suit in the District Court of Harris County, Texas against Sikorsky Aircraft Corporation (“Sikorsky”) for breach of contract, unjust enrichment and conversion as a result of Sikorsky terminating a sales agreement after we sought to delay delivery of a helicopter and retaining our $11.7 million deposit as liquidated damages. We are seeking a ruling that Sikorsky be required to return the deposit and provide an accurate calculation of its damages under the sales agreement. Sikorsky has challenged venue, and discovery related thereto is underway. With the advice of counsel, we are evaluating the feasibility of transferring the matter to the Bankruptcy Court for disposition.
Huntington Lawsuit
The Huntington National Bank (“Huntington”) filed suit against the Company and Bristow U.S. LLC in the U.S. District Court for the Southern District of New York (the “Southern District of New York Court”). Huntington alleges violation of an addendum of a lease agreement for failure to arrange for the enrollment of the aircraft engines in a maintenance agreement and seeks approximately $2.5 million in damages. We submitted a counterclaim for approximately $100,000 of costs related to storage, maintenance and insurance of the aircraft following the expiration of the lease. On March 1, 2019, the Southern District of New York Court denied Huntington’s motion for summary judgment. We initiated discovery; however, on May 16, 2019, the proceedings were stayed as a result of the Chapter 11 Cases.
Federal Securities Class Action
Two purported class action complaints, Kokareva v. Bristow Group Inc., Case No. 4:19-cv-0509 and Lilienfield v. Bristow Group Inc., Case No. 4:19-cv-1064, were filed in the U.S. District Court for the Southern District of Texas (the “Southern District of Texas Court”) on February 14, 2019 and March 21, 2019, respectively. The complaints, which also name Jonathan E. Baliff and L. Don Miller as defendants, allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 arising out of the Company’s disclosures and alleged failure to make timely disclosure of inadequate monitoring control processes related to non-financial covenants within certain of its secured financing and lease agreements.  On May 17, 2019, the Southern District of Texas Court appointed BRS Investor Group as Lead Plaintiff and consolidated both actions under Kokareva v. Bristow Group Inc., Case No. 4:19-cv-0509.
When the Company filed the Chapter 11 Cases on May 11, 2019, the litigation against the Company was automatically stayed.  The case was not automatically stayed against the individual defendants, but the Company intends to request that the stay also extend to the individual defendants.  On May 31, 2019, the Lead Plaintiff requested that the Southern District of Texas Court schedule an initial conference, and the defendants requested that any conference be postponed until after the Bankruptcy Court decides whether the stay should extend to the individual defendants.  The Southern District of Texas Court has not yet set a date for an initial conference.  The defendants believe that the claims are without merit and intend to vigorously defend against them.
Stockholder Derivative Complaint
On June 7, 2019, Marilyn DeVault filed a Stockholder Derivative Complaint against Thomas N. Amonett, Gaurdie Banister Jr., Ian A. Godden, Lori A. Gobillot, A. William Higgins, Thomas C. Knudson, Biggs C. Porter, Jonathan E. Baliff, Stephen A. King, Matthew Masters, David C. Gompert, Bruce H. Stover, L. Don Miller, and Brian J. Allman (the “Derivative Defendants”) in the United States District Court for the District of Delaware. The complaint alleges breaches of fiduciary duties and violations of Section 10(b) of the Securities Exchange Act of 1934 arising out of Company disclosures and failing to have adequate monitoring control processes related to non-financial covenants within certain of our secured financing and lease agreements. The complaint also alleges waste of corporate assets, gross mismanagement, and unjust enrichment.  The Derivative Defendants believe that the claims are without merit and intend to vigorously defend against them.

Item 1A. Risk Factors.
There have been no material changes during the three and nine months ended December 31, 2018 in our “Risk Factors” as discussed in the fiscal year 2018 Annual Report, originally filed with the SEC on May 23, 2018, or in our Quarterly Report on Form 10-Q for the three months ended September 30, 2018, originally filed with the SEC on November 9, 2018, other than the following:
Risks Related to Our Chapter 11 Cases
On May 11, 2019, Bristow and certain of its subsidiaries filed voluntary petitions commencing the Chapter 11 Cases under the Bankruptcy Code. The Chapter 11 Cases and the Restructuring may have a material adverse impact on our business, financial condition, results of operations, and cash flows. In addition, the Chapter 11 Cases and the Restructuring may have a material adverse impact on the trading price and may result in the cancellation and discharge of our securities, including our common stock. If approved by the Bankruptcy Court, the Plan will govern distributions to and the recoveries of holders of our securities.
As previously disclosed in our Current Report on Form 8-K filed with the SEC on April 15, 2019, we engaged financial and legal advisors to assist us in, among other things, analyzing various strategic financial alternatives to address our liquidity and capital structure, including strategic financial alternatives to restructure our indebtedness. These efforts led to the execution of the RSA on May 10, 2019 and the commencement of the Chapter 11 Cases in the Bankruptcy Court on May 11, 2019.
The Chapter 11 Cases could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the Chapter 11 Cases continue, our management may be required to spend a significant amount of time and effort dealing with the restructuring instead of focusing on our business operations. Bankruptcy Court protection and operating as debtors in possession also may make it more difficult to retain management and the key personnel necessary to the success and growth of our business. In addition, during the pendency of the Chapter 11 Cases, our customers and suppliers might lose confidence in our ability to reorganize our business successfully and may seek to establish alternative commercial relationships, which may cause, among other things, our suppliers, vendors, counterparties and service providers to renegotiate the terms of our agreements, attempt to terminate their relationship with us or require financial assurances from us. Although we remain committed to providing safe, reliable operations and we believe that we have sufficient resources to do so, customers may lose confidence in our ability to provide them the level of service they expect, resulting in a significant decline in our revenues, profitability and cash flow.
Other significant risks include or relate to the following:

•
our ability to obtain the Bankruptcy Court’s approval with respect to motions or other requests made to the Bankruptcy Court in the Chapter 11 Cases, including maintaining strategic control as debtor-in-possession;

•	our ability to consummate a Chapter 11 plan and emerge from bankruptcy protection;

•	the effects of the filing of the Chapter 11 Cases on our business and the interest of various constituents, including our stockholders;

•	increased advisory costs to execute our reorganization;

•	our ability to maintain relationships with suppliers, customers, employees and other third parties as a result of the Chapter 11 Cases;

•	Bankruptcy Court rulings in the Chapter 11 Cases as well as the outcome of other pending litigation and the outcome of the Chapter 11 Cases in general;

•	the length of time that we will operate with Chapter 11 protection and the continued availability of operating capital during the pendency of the proceedings;

•	third-party motions in the Chapter 11 Cases, which may interfere with our ability to consummate a Chapter 11 plan; and

•	the potential adverse effects of the Chapter 11 Cases on our liquidity and results of operations.
Further, under Chapter 11, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities or to adapt to changing market or industry conditions.

Because of the risks and uncertainties associated with the Chapter 11 Cases, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 Cases may have on our business, cash flows, liquidity, financial condition and results of operations, nor can we predict the ultimate impact that events occurring during the Chapter 11 Cases may have on our corporate or capital structure.
Delays in the Chapter 11 Cases may increase the risks of our being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process.
The RSA contemplates the filing and confirmation of a Chapter 11 plan that implements the Restructuring (the “Plan”); however, certain terms of the Plan have not yet been specified and there can be no assurance that the Plan will be accepted by stakeholders that are entitled to vote or approved by the Bankruptcy Court, or that the Plan will become effective in accordance with its terms. Prolonged Chapter 11 proceedings could adversely affect our relationships with customers, suppliers and employees, among other parties, which in turn could adversely affect our business, competitive position, financial condition, liquidity and results of operations and our ability to continue as a going concern. A weakening of our financial condition, liquidity and results of operations could adversely affect our ability to implement the Plan (or any other Chapter 11 plan). If we are unable to consummate the Plan, we may be forced to liquidate our assets.
Trading in our common stock during the pendency of our Chapter 11 Cases is highly speculative and poses substantial risks.
All of our indebtedness is senior to the existing common stock in our capital structure. The treatment of holders of our existing common stock under the transactions contemplated by the RSA has not been determined; however, our common stock is likely to be cancelled under the Plan or otherwise in connection with the Chapter 11 Cases. Trading prices for our common stock may bear little or no relationship to the actual recovery, if any, by holders of our common stock in the Chapter 11 Cases. Accordingly, any trading in our common stock during the pendency of our Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our common stock.
The RSA is subject to significant conditions and milestones that may be difficult for us to satisfy.
There are certain material conditions we must satisfy under the RSA, including the timely satisfaction of milestones in the Chapter 11 Cases, which include the consummation of the Plan. Our ability to timely complete such milestones is subject to risks and uncertainties, many of which are beyond our control.
We may not be able to obtain confirmation of the Plan.
In order to emerge successfully from the Chapter 11 Cases as a reorganized entity, we must meet certain statutory disclosure requirements with respect to adequacy of disclosure with respect to the Plan, solicit and obtain the requisite acceptances of the Plan and fulfill other statutory conditions for confirmation of the Plan, most of which have not occurred to date. The confirmation process is subject to numerous, unanticipated potential delays, including a delay in the Bankruptcy Court’s commencement of the confirmation hearing regarding the Plan. There is no assurance that the Plan, when filed, or any subsequent amendments thereto, will be confirmed and become effective.
If the Plan is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims and equity interests against us would ultimately receive with respect thereto.
Even if a Chapter 11 plan of reorganization is consummated, we may not be able to achieve our stated goals and there is substantial doubt regarding our ability to continue as a going concern.
Even if the Plan or any other Chapter 11 plan of reorganization is consummated, we may continue to face a number of risks, such as changes in economic conditions, changes in our industry, changes in demand for our services and increasing expenses. Some of these risks become more acute when a case under the Bankruptcy Code continues for a protracted period without indication of how or when the case may be completed. As a result of these risks and others, we cannot guarantee that any Chapter 11 plan of reorganization will achieve our stated goals.
Furthermore, even if our debts are reduced or discharged through a plan of reorganization, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of the Chapter 11 Cases. Our access to additional financing may be limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms, or at all.
As a result of the Chapter 11 Cases, even with certain creditor support for the restructuring under the RSA, there is substantial doubt regarding our ability to continue as a going concern. As a result, we cannot assure you of our ability to continue as a going concern.

Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.
We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited, if any, access to additional financing. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 Cases and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 Cases. We cannot assure you that cash on hand and cash flow from operations will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 Cases until we are able to emerge from our Chapter 11 Cases. Although we entered into the Term Loan Agreement prior to our Chapter 11 Cases and have received commitments for a $75.0 million DIP Facility in connection with the Chapter 11 Cases and the RSA contemplates $200 million of new equity financing through the Rights Offering, we cannot assure you that such financing sources will be sufficient, that the DIP Facility will be approved by the Bankruptcy Court, that we will be able to secure additional interim financing or adequate exit financing sufficient to meet our liquidity needs (or if sufficient funds are available, that they will be offered to us on acceptable terms) or that we will successfully complete the Rights Offering.
Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to comply with the terms and conditions of any order governing the use of cash collateral that may be entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (ii) our ability to maintain adequate cash on hand, (iii) our ability to generate cash flow from operations, (iv) our ability to enter into and borrow under the DIP Facility, (v) our ability to develop, confirm and consummate the Plan or other alternative restructuring transaction, and (vi) the cost, duration and outcome of the Chapter 11 Cases.
In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.
Upon a showing of cause, the Bankruptcy Court may convert our Chapter 11 Cases to a case under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in the Plan because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.
As a result of the Chapter 11 Cases, our historical financial information may not be indicative of our future performance, which may be volatile.
During the Chapter 11 Cases, we expect our financial results to continue to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the filing of the Chapter 11 Cases. In addition, if we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to our historical consolidated financial statements. We also may be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting may be different from historical trends.
We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our financial condition and results of operations.
The Bankruptcy Court provides that the confirmation of a plan of reorganization discharges a debtor from, among other things, substantially all debts arising prior to consummation of a plan of reorganization. With few exceptions, all claims against the Debtors that arose prior to May 11, 2019 or before consummation of the Plan (i) would be subject to compromise and/or treatment under the Plan and/or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the Plan. Subject to the terms of the Plan and orders of the Bankruptcy Court, any claims not ultimately discharged pursuant to the Plan could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

We may experience employee attrition as a result of the Chapter 11 Cases.
As a result of the Chapter 11 Cases, we may experience employee attrition, and our employees may face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incentivize key employees to remain with us through the pendency of the Chapter 11 Cases is limited by restrictions on implementation of incentive programs under the Bankruptcy Code. The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on our financial condition, liquidity and results of operations.
Risks Related to Our Business
We have identified a material weakness in our internal control over financial reporting, which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, investor confidence in our company and the value of our common stock.
As described in Part I. Item 4. “Controls and Procedures” of this Quarterly Report, management has concluded that the Company did not have adequate monitoring control processes in place related to non-financial covenants within certain of its secured financing and lease agreements, and this control deficiency identified represents a “material weakness” in internal controls over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of such material weakness, our management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective at a reasonable assurance level as of March 31, 2018 and the reporting periods thereafter.
The determination of the existence of a control deficiency related to these matters, which has been classified as a material weakness in our internal controls over financial reporting, and the need to assess possible non-compliance with all non-financial covenants commenced when our senior management became aware that certain pledged and leased helicopter engines were not matched to specific pledged or leased helicopter airframes or returned to such airframes within specified periods, as required under certain of the secured financing and helicopter lease agreements. The removal and replacement of engines and components from helicopters is part of our normal ongoing maintenance activities; however, since certain of those helicopter engines and airframes are pledged to lenders or leased from lessors, the removal of a pledged or leased engine from a pledged or leased airframe can create issues of non-compliance with certain of the secured financing and helicopter lease agreements. All issues related to this matter were cured prior to December 31, 2018 for all but nine helicopter engines (relating to three agreements) where the pledged or leased engines were not returned to the pledged or leased airframes within specified periods due to delays with certain of our maintenance service providers. We have obtained waivers of such non-compliance under the applicable agreements related to such helicopter engines. We are in the process of remediating this material weakness, but our remediation efforts are not yet complete. There can be no assurance as to when the remediation plan will be fully implemented or whether the remediation efforts will be successful.
Until our remediation plan is fully implemented, our management will continue to devote time and attention to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plans are inadequate, our future consolidated financial statements could contain errors that may be undetected. The existence of a material weakness in the effectiveness of our internal controls could also affect our ability to obtain financing or could increase the cost of any financing we obtain. The identification of the material weakness could also cause investors to lose confidence in the reliability of our financial statements and could result in a decrease in the value of our common stock.

The consolidated financial statements included in our Amended 10-K and in this Quarterly Report do, and the consolidated financial statements to be included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 will, contain disclosures that express substantial doubt about our ability to continue as a going concern, indicating the possibility that we may not be able to operate in the future.
The consolidated financial statements included in the Amended 10-K and in this Quarterly Report have been, and the consolidated financial statements to be included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 will be, prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business and does not include any adjustments that might result from uncertainty about our ability to continue as a going concern. Such assumption may not be justified. Our liquidity has been negatively impacted by the prolonged downturn in the offshore oil and gas market, our levels of indebtedness, lease and aircraft purchase commitments and certain other commercial contracts. In addition, we have substantial interest payment obligations related to our debt and substantial lease and aircraft purchase commitments over the next twelve months. If we are unable to execute transactions to improve our financial condition, we do not believe we will have sufficient liquidity to conduct our business operations based on existing conditions and estimates during the next twelve months. If we become insolvent, investors in our common stock may lose the entire value of their investment in our business. The inclusion of disclosures that express substantial doubt about our ability to continue as a going concern may negatively impact the trading price of our common stock and have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors and employees, and could make it challenging and difficult for us to raise additional debt or equity financing to the extent needed, on attractive terms or at all, all of which could have a material adverse impact on our business, financial condition and results of operations.
Our common stock has been delisted from the New York Stock Exchange.
Our common stock was previously listed on the New York Stock Exchange (the “NYSE”) under the symbol “BRS.” As a result of our failure to satisfy the continued listing requirements of the NYSE, on May 13, 2019, our common stock was delisted from the NYSE. Since May 14, 2019, our common stock has been trading on the OTC Pink Marketplace maintained by the OTC Markets Group, Inc. under the symbol “BRSWQ.” We can provide no assurance that our common stock will continue to trade on this market, whether broker-dealers will continue to provide public quotes of our common stock on this market, whether the trading volume of our common stock will be sufficient to provide for an efficient trading market or whether quotes for our common stock will continue on this market in the future. See “— Risks Related to Our Chapter 11 Cases — Trading in our common stock during the pendency of our Chapter 11 Cases is highly speculative and poses substantial risks.”
If certain transactions occur with respect to our capital stock, limitations may be imposed on our ability to utilize net operating loss carryforwards to reduce our income taxes.
Under federal income tax law, a corporation generally is permitted to carry forward net operating losses from prior tax years to offset taxable income, and correspondingly reduce federal income tax liability, in later tax years. We estimate having net operating loss carryforwards for federal income tax purposes of approximately $145.0 million as of March 31, 2019. Our ability to utilize our net operating loss carryforwards to offset future taxable income and reduce federal income tax liability is subject to certain requirements and restrictions. In particular, if we experience an “ownership change,” as defined in section 382 of the U.S. Internal Revenue Code, then our ability to use our net operating loss carryforwards may be substantially limited, which could have a negative impact on our financial position and results of operations. Generally, there is an “ownership change” if one or more shareholders owning 5% or more of a corporation’s common stock have aggregate increases in their ownership of such stock of more than 50% over a rolling three-year period. Thus, if certain transactions occur with respect to our capital stock (including issuances, redemptions, recapitalizations, exercises of options, conversions of convertible debt, purchases or sales by 5%-or-greater shareholders and similar transactions) that result in a cumulative change of more than 50% of the ownership of capital stock over the relevant three-year period, an annual limitation would be imposed with respect to the ability to utilize our net operating loss carryforwards that existed at the time of the ownership change.
Under section 382 of the U.S. Internal Revenue Code, absent an application exception (including any exception available for ownership changes occurring in connection with a bankruptcy reorganization), if a corporation undergoes an “ownership change,” the amount of its net operating losses existing as of the time of the ownership change that may be utilized to offset future taxable income generally will be subject to an annual limitation equal to the value of its stock immediately prior to the ownership change multiplied by the long-term tax-exempt rate (plus an additional amount calculated based on certain “built in gains” in our assets that may be deemed to be realized within a 5-year period following any ownership change). Because the value of our stock can be subject to significant fluctuations in value, it is possible an ownership change would materially limit our ability to utilize our substantial net operating loss carryforwards in the future. As such, there can be no assurance that we will be able to utilize our net operating loss carryforwards to offset future taxable income.

On May 14, 2019, in connection with our Chapter 11 Cases, the Bankruptcy Court entered an order approving certain notification and hearing procedures for transfers of, and declarations of worthlessness with respect to, beneficial ownership of common stock (the “Order”). The Order is designed to protect our net operating loss carryforwards from the effect of a premature ownership change under section 382 of the Internal Revenue Code, and to preserve our ability to rely on certain favorable rules that can apply to ownership changes occurring in connection with the implementation of a bankruptcy plan of reorganization. The Order requires “substantial shareholders” and “50-percent shareholders” (each as defined therein), and certain persons that might become a substantial shareholder or 50-percent shareholder, to provide notice before making certain transfers of beneficial ownership of common stock or declaring its beneficial ownership of stock worthless for U.S. federal income tax purposes, respectively. After receiving notice, we are permitted to object, whereupon such action remains ineffective pending final resolution. Any action taken in violation of such procedures is void ab initio.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities
Not applicable.
Item 3.    Defaults Upon Senior Securities
For details on defaults of senior securities, see Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Exhibit

2.1
Stock Purchase Agreement, dated as of November  9, 2018, by and among Bear Acquisition I, LLC, Bristow Group Inc. (solely for the limited purposes set forth therein), Columbia Helicopters, Inc., the Shareholders (as defined therein), and Nancy C. Lematta (solely in her capacity as the Shareholder Representative) (incorporated herein by reference to Exhibit 2.1 in the Company’s Form 8-K filed on November 9, 2018).

2.2
Termination Agreement, dated as of February 11, 2019, by and among Bristow Group Inc., Bear Acquisition I, LLC, Columbia Helicopters, Inc., the Shareholders (as defined therein) and Nancy C. Lematta (solely in her capacity as the Shareholder Representative) (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 12, 2019).

4.1
First Supplemental Indenture, dated as of November 21, 2018, by and among Bristow Group Inc., the guarantors named therein and U.S. Bank National Association, as the trustee and collateral agent (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K filed on November 23, 2018).

4.2*
Agreement of Resignation, Appointment and Acceptance, dated as of May 8, 2019, by and among Bristow Group Inc., Wilmington Trust, National Association, as successor trustee, and U.S. Bank National Association.

10.1
Stockholders Agreement, dated as of November 9, 2018, by and among Bristow Group Inc. and the stockholders that are party to such agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 9, 2018).

10.2
Commitment Letter, dated as of November 9, 2018, by and among Bristow Group Inc., Bear Acquisition I, LLC and Jefferies Finance LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 9, 2018).

10.3
Commitment Letter, dated as of November 9, 2018, by and among Bristow Group Inc. and certain private investors (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 9, 2018).

10.4	Form of Subscription Agreement, Form A (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 9, 2018).

10.5	Form of Subscription Agreement, Form B (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed on November 9, 2018).

10.6	Amendment, dated as of November 7, 2018, to ABL Facilities Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 14, 2018).

10.7
Securities Purchase Agreement, dated as of November 27, 2018, by and between Bristow Group Inc. and the purchasers listed therein (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 28, 2018).

10.8†
First Amendment to the Bristow Group Inc. Deferred Compensation Plan, effective as of December 31, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 26, 2018).

10.9
Retirement and Consulting Agreement, dated as of February 11, 2019, between Bristow Group Inc. and Jonathan E. Baliff (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 12, 2019).

10.10	Amendment to ABL Facilities Agreement, effective as of February 19, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 19, 2019).

10.11
Waiver Letter, effective as of February 14, 2019, by and among Bristow Equipment Leasing Ltd., as borrower, Bristow Group Inc., as guarantor, and PK AirFinance S.à r.l., as agent and security trustee (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 18, 2019).

10.12
Limited Waiver, effective as of February 14, 2019, by and among Bristow U.S. LLC, as borrower, the lenders party thereto and Macquarie Bank Limited, as administrative agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 18, 2019).

10.13
Restructuring Support Agreement, dated May 10, 2019, by and among Bristow Group Inc., certain subsidiaries of Bristow Group Inc. party thereto and the holders of the 8.75% Senior Secured Notes due 2023 party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 13, 2019).

10.14
Term Loan Credit Agreement, dated May 10, 2019, by and among Bristow Group Inc. and Bristow Holdings Company Ltd. III, as borrowers, certain subsidiary guarantors party thereto, the lenders from time to time party thereto, and Ankura Trust Company, LLC, as administrative agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 13, 2019).

Exhibit Number	Description of Exhibit

10.15
Commitment Letter, dated May 10, 2019, by and among Bristow Group Inc., Bristow Holdings Company Ltd. III and the lenders party thereto (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 13, 2019).

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