Form 10-K
period 2019-03-31
Bristow Group Inc
filed 2019-10-28
CIK 73887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended March 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ____________
Commission File Number 001-31617
Bristow Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	72-0679819
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3151 Briarpark Drive, Suite 700 Houston, Texas	77042 (Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (713) 267-7600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock ($.01 par value)	N/A	None(1)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☑
The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based upon the closing price on the New York Stock Exchange, as of September 30, 2018 was $429,521,408.
The number of shares outstanding of the registrant’s Common Stock as of October 25, 2019 was 35,918,916.
DOCUMENTS INCORPORATED BY REFERENCE
None.

BRISTOW GROUP INC.
INDEX — ANNUAL REPORT (FORM 10-K)

BRISTOW GROUP INC.
ANNUAL REPORT (FORM 10-K)
INTRODUCTION
This Annual Report on Form 10-K is filed by Bristow Group Inc., which we refer to as Bristow Group or the Company.
We use the pronouns “we”, “our” and “us” and the term “Bristow Group” to refer collectively to Bristow Group and its consolidated subsidiaries and affiliates, unless the context indicates otherwise. We also own interests in other entities that we do not consolidate for financial reporting purposes, which we refer to as unconsolidated affiliates, unless the context indicates otherwise. Bristow Group, Bristow Aviation Holdings Limited (“Bristow Aviation”), our consolidated subsidiaries and affiliates, and the unconsolidated affiliates are each separate legal entities, and our use of the terms “we”, “our” and “us” does not suggest that we have abandoned their separate identities or the legal protections given to them as separate legal entities. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ended March 31, 2019 is referred to as “fiscal year 2019”.
We are a Delaware corporation incorporated in 1969. Our executive offices are located at 3151 Briarpark Drive, Suite 700, Houston, Texas 77042. Our telephone number is (713) 267-7600.
Our website address is http://www.bristowgroup.com. We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this Annual Report. All of our periodic report filings with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for fiscal periods ended on or after December 15, 2002 are made available, free of charge, through our website, including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports. These reports are available through our website as soon as reasonably practicable after we electronically file or furnish such material to the SEC. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.
FORWARD-LOOKING STATEMENTS
This Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements are statements about our future business, strategy, operations, capabilities and results; financial projections; plans and objectives of our management; expected actions by us and by third parties, including our customers, competitors, vendors and regulators; and other matters. Some of the forward-looking statements can be identified by the use of words such as “believes”, “belief”, “forecasts”, “expects”, “plans”, “anticipates”, “intends”, “projects”, “estimates”, “may”, “might”, “will”, “would”, “could”, “should” or other similar words; however, all statements in this Annual Report, other than statements of historical fact or historical financial results, are forward-looking statements.
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
You should consider the following key factors when evaluating these forward-looking statements:

•
risks and uncertainties relating to our Chapter 11 Cases (as defined herein), including but not limited to: our ability to obtain Bankruptcy Court (as defined herein) approval with respect to motions in the Chapter 11 Cases; the effects of the Chapter 11 Cases on the Company and our various constituents; the impact of Bankruptcy Court rulings in the Chapter 11 Cases; the ultimate outcome of the Chapter 11 Cases in general; the length of time we will operate under the Chapter 11 Cases; attendant risks associated with restrictions on our ability to pursue our business strategies; risks associated with third-party motions in the Chapter 11 Cases; the potential adverse effects of the Chapter 11 Cases on our liquidity; the cancellation of our common stock in the Chapter 11 Cases; the potential material adverse effect of claims that are not discharged in the Chapter 11 Cases; uncertainty regarding our ability to retain key personnel; and uncertainty and continuing risks associated with our ability to achieve our stated goals and continue as a going concern;

•	our ability to implement operational improvement efficiencies with the objective of rightsizing our global footprint and further reducing our cost structure;

•	adverse changes in our ability to obtain financing or enter into definitive agreements with respect to financings on terms that are favorable to us;

•	the possibility that we may be unable to maintain compliance with covenants in our financing agreements;

•	fluctuations in worldwide prices of and demand for oil and natural gas;

•	fluctuations in levels of oil and natural gas exploration, development and production activities;

•	fluctuations in the demand for our services;

•	the possibility that we may be unable to re-deploy our aircraft to regions with greater demand;

•	the possibility that we may impair our long-lived assets, including goodwill, inventory, property and equipment and investments in unconsolidated affiliates;

•	the possibility that the major oil companies do not expand internationally and offshore;

•	the possibility that we may be unable to defer payment on certain aircraft into future fiscal years or take delivery of certain aircraft later than initially scheduled;

•	the possibility of changes in tax and other laws and regulations;

•	the possibility that we may be unable to dispose of older aircraft through sales into the aftermarket;

•	general economic conditions, including the capital and credit markets;

•	the possibility that segments of our fleet may be grounded for extended periods of time or indefinitely;

•
the possibility of significant changes in foreign exchange rates and controls, including as a result of voters in the U.K. having approved the exit of the U.K. (“Brexit”) from the European Union (“E.U.”);

•	the impact of continued uncertainty surrounding Brexit negotiations;

•	potential effects of increased competition;

•	the inability to remediate the material weaknesses identified in internal controls over financial reporting relating to our monitoring control processes;

•	the existence of operating risks inherent in our business, including the possibility of declining safety performance;

•	the possibility of political instability, war or acts of terrorism in any of the countries where we operate;

•	the possibility that reductions in spending on aviation services by governmental agencies could lead to modifications of search and rescue (“SAR”) contract terms or delays in receiving payments;

•	the possibility that we or our suppliers may be unable to deliver new aircraft on time or on budget;

•	the possibility that we may be unable to acquire additional aircraft due to limited availability or unable to exercise aircraft purchase options;

•	the possibility that customers may reject our aircraft due to late delivery or unacceptable aircraft design or operability;

•	the possibility that we may be unable to successfully execute on our strategic priorities;

•
the significant changes in our stock price, the liquidity of the market for our common stock and the risk of future declines or fluctuations, including limitations caused by the delisting of our common stock from the New York Stock Exchange and the subsequent trading of our common stock in less established markets; and

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

PART I
Item 1.    Business
Overview
We are the leading global industrial aviation services provider based on the number of aircraft operated. We have a long history in industrial aviation services through Bristow Helicopters Ltd. (“Bristow Helicopters”) and Offshore Logistics, Inc., which were founded in 1955 and 1969, respectively. We have major transportation operations in the North Sea, Nigeria and the U.S. Gulf of Mexico, and in most of the other major offshore energy producing regions of the world, including Australia, Brazil, Canada, Guyana and Trinidad. We provide commercial SAR services in Australia, Canada, Guyana, Norway, Trinidad and the United States. We provide public sector SAR services in the U.K. on behalf of the Maritime & Coastguard Agency (“MCA”). We also provide regional fixed wing scheduled and charter services in Nigeria and Australia through our consolidated affiliate, Capiteq Limited, operating under the name of Airnorth. These operations support our primary industrial aviation services operations in those markets, creating a more integrated logistics solution for our customers. We also provided regional fixed wing scheduled and charter services in the U.K. through a consolidated affiliate, Eastern Airways International Limited (“Eastern Airways”), until our disposal of Eastern Airways on May 10, 2019.
On May 11, 2019 (the “Petition Date”), Bristow Group Inc. and its subsidiaries BHNA Holdings Inc., Bristow Alaska Inc., Bristow Helicopters Inc., Bristow U.S. Leasing LLC, Bristow U.S. LLC, BriLog Leasing Ltd. and Bristow Equipment Leasing Ltd. (together, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The Debtors’ Chapter 11 Cases are jointly administered under the caption In re: Bristow Group Inc., et al., Main Case No. 19-32713. The Debtors continue to operate their businesses and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On August 1, 2019, the Debtors filed with the Bankruptcy Court the Joint Chapter 11 Plan of Reorganization of Bristow Group Inc. and its Debtor Affiliates (the “Original Plan”) and the Disclosure Statement related thereto. On August 20, 2019, the Debtors filed with the Bankruptcy Court the Amended Joint Chapter 11 Plan of Reorganization of Bristow Group Inc. and its Debtor Affiliates (as further modified on August 22, 2019 and September 30, 2019, the “Amended Plan”) and the Disclosure Statement related thereto (as further modified on August 22, 2019, the “Amended Disclosure Statement”). On August 26, 2019, the Bankruptcy Court entered an order conditionally approving the Amended Disclosure Statement and approving the Debtors’ commencement of solicitation of votes on the Amended Plan. On September 16, 2019, the Debtors filed with the Bankruptcy Court a supplement to the Amended Plan, which included various documentation related to the Amended Plan, including, among other things, a form of warrant agreement, a form of registration rights agreement, a form of stockholders agreement and forms of organizational documents for the reorganized Company. Prior to the hearing to confirm the Amended Plan held on October 4, 2019, the Debtors filed additional documentation, including a partial list of the directors expected to be named to the reorganized Company and additional information about our post-emergence management incentive program. On October 8, 2019, the Bankruptcy Court entered an order (the “Confirmation Order”) approving the Amended Disclosure Statement and confirming the Amended Plan.
The Debtors expect that the effective date of the Amended Plan (the “Effective Date”) will occur as soon as all conditions precedent to the Amended Plan have been satisfied. Although the Debtors are targeting occurrence of the Effective Date as soon as reasonably practicable, the Debtors can make no assurances as to when, or ultimately if, the Amended Plan will become effective. It is also possible that technical amendments could be made to the Amended Plan prior to the Effective Date.
During fiscal year 2019, we generated approximately 67% of our consolidated operating revenue from external customers from oil and gas operations, approximately 18% from U.K. SAR operations and approximately 15% from fixed wing services, including charter and scheduled airline services that support our global helicopter operations.
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
Helicopters are generally classified as small (four to eight passenger capacity), medium (12 to 16 passenger capacity) and large (16 to 25 passenger capacity), each of which serves a different transportation need of the offshore energy industry. Medium and large helicopters, which can fly in a wider variety of operating conditions, over longer distances, at higher speeds and carry larger payloads than small helicopters, are most commonly used for crew changes on large offshore production facilities and drilling rigs. With these enhanced capabilities, medium and large helicopters have historically been preferred in international markets, where the offshore facilities tend to be larger, the drilling locations tend to be more remote, located in harsh environments and the onshore infrastructure tends to be more limited. Additionally, local governmental regulations in certain international markets require us to operate twin-engine medium and large aircraft in those markets. Global demand for medium and large helicopters is driven by drilling, development and production activity levels in deepwater locations throughout the world, as the medium and large aircraft are able to travel to these deepwater locations. Small helicopters are generally used for shorter routes and to reach production facilities that cannot accommodate medium and large helicopters. Our small helicopters operate primarily over the shallow waters offshore in the U.S. Gulf of Mexico. We are able to deploy our aircraft to the regions with the greatest demand, subject to the satisfaction of local governmental regulations. SAR operations utilize medium and large aircraft that are specially configured to conduct these types of operations in environments around the world. The commercial aircraft in our consolidated fleet are our primary source of revenue. To normalize the consolidated operating revenue of our commercial helicopter fleet for the different revenue productivity and cost, we developed a common weighted factor that combines large, medium and small commercial helicopters into a combined standardized number of revenue producing commercial aircraft assets. We call this measure Large AirCraft Equivalent (“LACE”). Our commercial large, medium and small helicopters, including owned and leased helicopters, are weighted as 100%, 50%, and 25%, respectively, to arrive at a single LACE number, which excludes fixed wing aircraft, unconsolidated affiliate aircraft, aircraft held for sale and aircraft construction in process. We divide our operating revenue from commercial contracts relating to LACE aircraft, which excludes operating revenue from affiliates and reimbursable revenue, by LACE to develop a LACE rate, which is a standardized rate.
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
Our business has traditionally been significantly dependent upon the level of offshore oil and gas exploration, development and production activity. We have diversified with investments into other new business growth areas within the industrial aviation services to lessen the cyclical effects of a downturn in any one industry or economy. There are also additional markets for aviation services beyond the offshore energy industry and SAR, including air medical, agricultural support, corporate transportation, firefighting, military, police, tourism and traffic monitoring. The existence of these alternative markets has historically enabled us to better manage our helicopter fleet by providing potential purchasers for older aircraft and for our excess aircraft during times of reduced demand in the offshore energy industry.
Additionally, we have fixed wing operations in Nigeria and Australia that create a more integrated logistics solution for our global customers and further diversify our business. We conducted fixed wing operations of a similar nature in the U.K. until our disposal of Eastern Airways on May 10, 2019.
Most countries in which we operate limit foreign ownership of aviation companies. To comply with these regulations and at the same time expand internationally, we have formed or acquired interests in a number of foreign aviation operators. These investments typically combine a local ownership interest with our experience in providing industrial aviation services to the offshore energy industry. These arrangements have allowed us to expand operations while diversifying the risks and reducing the capital outlays associated with independent expansion. We lease some of our aircraft to unconsolidated affiliates, which in turn provide industrial aviation services to customers locally.
We regularly engage in discussions with potential sellers and strategic partners regarding the possible purchase of assets, pursuit of joint ventures or other expansion opportunities that increase our position in existing markets or facilitate expansion into new markets. We may also divest portions of our business or assets to narrow our service offering and reduce our operational footprint to decrease leverage and improve return on capital. These potential expansion opportunities and divestitures may consist of both smaller transactions as well as larger transactions that could have a material impact on our financial position, cash flow and results of operations. We cannot predict the likelihood of completing, or the timing of, any such transactions.
The oil and gas business environment has experienced significant volatility since fiscal year 2015. Brent crude oil prices declined from approximately $106 per barrel as of July 1, 2014 to a low of approximately $26 per barrel in February 2016. A recovery in Brent crude oil prices followed to approximately $77 per barrel as of June 27, 2018 with another decline to approximately $44 per barrel as of December 27, 2018. Brent crude oil prices were approximately $60 per barrel as of March 31, 2019. The decrease in oil prices beginning in fiscal year 2015 was driven by increased global supply primarily from unconventional oil resources in the U.S. Permian Basin and forecasts of reduced demand for crude oil resulting from weaker global economic growth in many regions of the world. The oil price decline negatively impacted the cash flow of our customers and resulted in their implementation of measures to reduce operational and capital costs, negatively impacting helicopter activity beginning in fiscal year 2015. These cost reductions have continued into fiscal year 2019 and have impacted both the offshore production and the offshore exploration activity of our customers resulting in a change in the industry with continued focus on supply chain efficiencies without a similar offsetting decease to our maintenance costs. The largest share of our revenue relates to oil and gas production; however, our largest contract, the contract with the U.K. Department for Transport (the “DfT”) to provide public sector SAR services for all of the U.K. (the “U.K. SAR contract”), is not directly impacted by declining oil prices. The significant drop in the price of crude oil resulted in the rescaling, delay or cancellation of planned offshore projects and has negatively impacted our operations and could continue to negatively impact our operations in future periods.
To further reduce costs and make offshore drilling more economical, the industry is implementing technology-driven solutions that could result in increased transportation needs initially but could result in decreased activity once complete. Recently, we have seen opportunities in market share gains rather than increased activity. Our oil and gas markets remain competitive as material cost reductions and technological improvements have taken place in the offshore supply chain. The continued volatility of oil prices combined with the excess supply of aircraft could continue to impact the price and demand for helicopters and may continue to have a material impact on our financial position, cash flow and results of operations.

As of March 31, 2019, the aircraft in our fleet and the aircraft which we are obligated to take delivery of in the future were as follows:

	Number of Aircraft
	Consolidated Affiliates				Unconsolidated Affiliates (3)
	Operating Aircraft
Type	Owned Aircraft	Leased Aircraft (1)	Aircraft Held For Sale	On Order (2)	In Fleet	Maximum Passenger Capacity
Large Helicopters:
AW189	2	1	—	—	—	16
AW189 U.K. SAR (4)	7	4	—	4	—	16
H175	—	—	—	22	—	16
H225 (5)	16	4	—	—	—	19
Mil Mi-8	7	—	—	—	—	20
Sikorsky S-92A	31	29	—	—	11	19
Sikorsky S-92A U.K. SAR	3	10	—	—	—	19
	66	48	—	26	11
Medium Helicopters:
AW139	17	8	—	—	5	12
Bell 212	—	—	—	—	12	12
Bell 412	2	—	3	—	13	13
Sikorsky S-76 C/C++	35	9	—	—	22	12
Sikorsky S-76D	10	1	—	—	—	12
	64	18	3	—	52
Small Helicopters:
AS350BB	—	—	—	—	2	4
AW109	—	—	—	—	2	4
AW119	—	—	—	—	1	7
Bell 206B	—	—	—	—	2	4
Bell 206L Series	—	—	—	—	5	6
Bell 407	19	2	—	—	—	6
H135	—	—	—	—	5	6
	19	2	—	—	17
Fixed wing (6)	33	15	—	—	30
Total	182	83	3	26	110
_______________

(1)
For additional information regarding lease rejections, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Future Cash Requirements — Contractual Obligations, Commercial Commitments and Off Balance Sheet Arrangements” included elsewhere in this Annual Report.

(2)
In October 2019, the Bankruptcy Court approved our agreement with Airbus Helicopters S.A.S. to reject our aircraft purchase contract for 22 large aircraft. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Future Cash Requirements” included elsewhere in this Annual Report.

(3)
Includes 43 helicopters (primarily medium) and 23 fixed wing aircraft owned and managed by Líder Táxi Aéreo S.A. (“Líder”), our unconsolidated affiliate in Brazil, 36 helicopters and seven fixed wing aircraft owned by Petroleum Air Services (“PAS”), our unconsolidated affiliated in Egypt, and one helicopter operated by Cougar Helicopters Inc. (“Cougar”), our unconsolidated affiliate in Canada.

(4)	The four AW189 U.K. SAR configured aircraft on order were being leased as of March 31, 2019. One of the AW189s was purchased in August 2019.

(5)	In May 2019, we terminated our leases for four H225LP model aircraft that were included within our fleet as of March 31, 2019.

(6)
Bristow Helicopters owned a 100% interest in Eastern Airways. Eastern Airways operates a total of 31 fixed wing aircraft in the Europe Caspian region and provides technical support for two fixed wing aircraft in the Africa region. Bristow Helicopters sold Eastern Airways on May 10, 2019. Additionally, Bristow Helicopters Australia Pty Ltd. (“Bristow Helicopters Australia”) owns a 100% interest in Airnorth. Airnorth operates a total of 14 fixed wing aircraft, which are included in the Asia Pacific region.

The following table presents the distribution of our operating revenue for fiscal year 2019 and aircraft as of March 31, 2019 among our regions:

		Aircraft in Consolidated Fleet(1)(2)
	Operating Revenue for Fiscal Year 2019	Helicopters
		Small	Medium	Large	Fixed Wing(4)	Total (4)	Unconsolidated Affiliates (3)	Total(4)

Europe Caspian	58%	—	12	74	31	117	—	117
Africa	12%	1	25	7	3	36	43	79
Americas	17%	20	40	13	—	73	67	140
Asia Pacific	13%	—	8	20	14	42	—	42
Total	100%	21	85	114	48	268	110	378
_______________

(1)	Includes 3 aircraft held for sale and 83 leased aircraft as follows:

	Held for Sale Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Fixed Wing	Total
Europe Caspian	—	—	—	—	—
Africa	—	—	—	—	—
Americas	—	3	—	—	3
Asia Pacific	—	—	—	—	—
Total	—	3	—	—	3

	Leased Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Fixed Wing	Total(4)
Europe Caspian	—	1	35	11	47
Africa	—	1	3	—	4
Americas	2	13	4	—	19
Asia Pacific	—	3	6	4	13
Total	2	18	48	15	83

(2)	The average age of our commercial helicopter fleet was approximately ten years as of March 31, 2019.

(3)	The 110 aircraft operated by our unconsolidated affiliates do not include those aircraft leased from us.

(4)	Includes 31 aircraft (20 owned aircraft and 11 leased aircraft) operated by Eastern Airways, which was sold on May 10, 2019.

Our current number of LACE is 160 and our historical LACE and LACE rate is as follows:

	Fiscal Year Ended March 31,
	2019	2018	2017	2016	2015
LACE	160	172	174	162	166
LACE Rate (in millions) (1)	$6.94	$6.74	$6.55	$8.60	$9.26
_______________

(1)	Results for prior years have been adjusted as discussed in Note 1 to the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.
The following table presents the distribution of LACE helicopters owned and leased, and the percentage of LACE leased as of March 31, 2019. The percentage of LACE leased is calculated by taking the total LACE for leased commercial helicopters divided by the total LACE for all commercial helicopters we operate, including both owned and leased.

	LACE		Percentage of LACE Leased
	Owned Aircraft	Leased Aircraft
Europe Caspian	45	36	44%
Africa	16	4	18%
Americas	26	11	30%
Asia Pacific	17	8	31%
Total	103	58	36%
Region Operations
Europe Caspian
Based on the number of aircraft operating, we are one of the largest providers of industrial aviation services in the North Sea, where there are harsh weather conditions and geographically concentrated offshore facilities. As of March 31, 2019, we operated our oil and gas operations in our Europe Caspian region from four bases in the U.K. and four bases in Norway. The offshore facilities in the Northern North Sea and Norwegian North Sea are large and require frequent crew change flight services. In the Southern North Sea, the facilities are generally smaller with some unmanned platforms requiring shuttle operations to up-man in the morning and down-man in the evening. We deploy the majority of the large aircraft in our consolidated fleet in the North Sea, where our customers are primarily major integrated and independent offshore energy companies. Our North Sea operations are subject to seasonality as drilling activity is lower during the winter months due to harsh weather and shorter days.
We provide commercial SAR services for a number of oil and gas companies operating in the Norwegian North Sea.
We have the U.K. SAR contract with the DfT to provide public sector SAR services for all of the U.K. on behalf of the MCA. The U.K. SAR contract has a phased-in transition period that began in April 2015 and continued to July 2017, with a contract length of approximately ten years. We are currently operational at all ten SAR bases. Although the U.K. SAR contract calls for 11 U.K. SAR configured S-92s and 11 U.K. SAR configured AW189s, as of March 31, 2019, we are servicing this contract utilizing the following U.K. SAR configured aircraft: 13 S-92s (ten of which are leased) and 11 AW189s (four of which are leased).
Bristow Helicopters owned a 100% interest in Eastern Airways, a regional fixed wing operator based in the U.K. Eastern Airways has approximately 530 employees and its operations focus on providing scheduled and charter services targeting U.K. oil and gas transport. Eastern Airways operates 31 fixed wing aircraft and provides technical support for two fixed wing aircraft operating in our Africa region. On May 10, 2019, we sold our ownership interest in Eastern Airways. We retained our ownership stake in Humberside Airport and continue to conduct our SAR operations from the Humberside base.
Additionally, our Europe Caspian region includes operations in Turkmenistan. We operate one medium aircraft through our 51% interest in Turkmenistan Helicopters Limited, a Turkmenistan corporation that provides industrial aviation services to an international offshore energy company from a single location.

Africa
As of March 31, 2019, most of the aircraft in our Africa region operated in Nigeria, where we are the largest provider of industrial aviation services to the offshore energy industry. We have historically deployed a combination of small, medium and large aircraft in Nigeria and service a client base comprised mostly of major integrated offshore energy companies. We have four operational bases located as follows: Lagos, Eket and two in Port Harcourt. The marketplace for our services had historically been concentrated predominantly in the oil rich swamp and shallow waters of the Niger Delta area; however, more recently we have been undertaking work further offshore in support of deepwater exploration. Operations in Nigeria are subject to seasonality as the Harmattan, a dry and dusty trade wind, blows between the end of December and the middle of February. At times when the heavy amount of dust in the air severely limits visibility, our aircraft are unable to operate.
In October 2015, we began providing fixed wing services to provide end-to-end transportation services for principally oil and gas industry customers and currently operate two fixed wing aircraft in support of this service.
We own a 25% interest in PAS, an Egyptian corporation which provides helicopter and fixed wing transportation to the offshore energy industry. Additionally, spare fixed wing capacity is chartered to tourism operators. PAS operates 36 helicopters and seven fixed wing aircraft from multiple locations. The remaining 75% interest in PAS is owned by the Egyptian General Petroleum Corporation.
Americas
As of March 31, 2019, we operated from three operating facilities in the U.S. Gulf of Mexico. We are one of the largest suppliers of industrial aviation services in the U.S. Gulf of Mexico. Our customers in this region are mostly independent and major integrated offshore energy companies. The U.S. Gulf of Mexico is a major offshore energy producing region. The shallow water platforms are typically unmanned and serviced by small aircraft. The deepwater platforms are serviced by medium and large aircraft. Among our strengths in this region, in addition to our operating facilities, are our advanced flight-following systems and our widespread and strategically located offshore fuel stations. Operations in the U.S. Gulf of Mexico are subject to seasonality as the months of December through March typically have more days of harsh weather conditions than the other months of the year. Additionally, during the months of June through November, tropical storms and hurricanes may reduce activity as we are unable to operate in the area of the storm.
We also operate a SAR base at the South Lafourche Airport in Galliano, Louisiana. From this base, we have three medium and one large aircraft that provide SAR and/or medical evacuation services to oil and gas operators.
Additionally, we operate seven medium and one large aircraft in Trinidad from a base located at Trinidad’s Piarco International Airport and four medium aircraft in Guyana from a base located at Ogle International Airport. Our customers in Trinidad and Guyana are primarily engaged in offshore energy activities. We also provide rescue and recovery services for our customers in Trinidad and Guyana.
We own a 40% economic interest in Cougar Helicopters Inc. (“Cougar”), the largest offshore energy and SAR helicopter service provider in Atlantic Canada. Cougar has approximately 230 employees and its operations are primarily focused on serving the offshore oil and gas industry off Canada’s Atlantic coast. We leased seven large helicopters and four shore-based facilities to Cougar as of March 31, 2019, including state-of-the-art helicopter passenger, maintenance and SAR facilities located in Newfoundland and Labrador.
We also own a 41.9% economic interest in Líder, a provider of helicopter and corporate aviation services in Brazil. Líder has approximately 1,050 employees and operates through five primary operating units: helicopter service, maintenance, chartering, ground handling and aircraft sales, and provides commercial SAR and medical evacuation services to the oil and gas industry. Líder’s fleet includes 43 rotor wing and 23 fixed wing aircraft (including owned and managed aircraft). Líder also has a vast network of bases located strategically in Brazil, including locations in Macae, Rio de Janiero and Vitória, and is headquartered in Belo Horizonte, Brazil.
Asia Pacific
As of March 31, 2019, we operated in Australia from three bases located in Western Australia, one base in Victoria and one base in Northern Territory. Our operating bases are located in the vicinity of the major offshore energy exploration and production fields in the North West Shelf, the Browse and Carnarvon basins of Western Australia and the Bass Straits in Victoria. Our customers in Australia are primarily major integrated offshore energy companies. Additionally, we provide SAR and medical evacuation services to the oil and gas industry in Australia and engineering support to the Republic of Singapore Air Force’s fleet of helicopters at their base in Oakey, Queensland. Operations in the Asia Pacific region during the months of November through April may be impacted by cyclones that may reduce activity as we are unable to operate in the area of the storm.

Bristow Helicopters Australia owns a 100% interest in Airnorth, a regional fixed wing operator based in Darwin, North Territory, Australia. Airnorth has approximately 270 employees and its operations focus on providing both charter and scheduled services targeting the energy and mining industries in Northern and Western Australia as well as international services to Dili, Timor-Leste. Airnorth operates 14 fixed wing aircraft. We believe this investment strengthens our ability to provide point to point transportation services for existing Australian based passengers, expand industrial aviation services in certain areas in Southeast Asian markets and create a more integrated logistics solution for global customers.
Additionally, as of March 31, 2019, we operated seven large aircraft in Russia from three locations on Sakhalin Island, where we have provided industrial aviation services to international and domestic offshore energy companies and have operated a local SAR service. In April and June 2019, we sold our ownership interests in two entities related to these operations. For further details, see Note 3 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.
Customers and Contracts
Our principal customers are major integrated, national and independent offshore energy companies and the DfT. The following table presents our top ten customers in fiscal year 2019 and their percentage contribution to our consolidated gross revenue during fiscal years 2019, 2018 and 2017 and includes any customers accounting for 10% or more of our consolidated gross revenue during such fiscal years.

	Fiscal Year Ended March 31,
Client Name	2019	2018	2017
U.K. Department for Transport	16.5%	15.6%	13.7%
Equinor	8.7%	7.7%	5.3%
ConocoPhillips	6.9%	6.4%	7.3%
Exxon Mobil	5.2%	4.3%	4.2%
IAC (1)	4.7%	4.9%	4.6%
BP	3.3%	4.5%	8.2%
Cougar (2)	3.2%	3.5%	3.6%
Inpex	3.2%	3.9%	3.4%
Aker BP ASA	2.9%	2.5%	—%
ENI	2.8%	3.2%	3.0%
	57.4%	56.5%	53.3%
_______________

(1)	IAC is the Integrated Aviation Consortium in the U.K. North Sea currently with active operations with three major oil companies: CNR International, EnQuest and TAQA.

(2)	As discussed above, we own a 40% economic interest in Cougar.
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
Generally, our oil and gas helicopter contracts are cancelable by the client with a notice period ranging from 30 to 180 days and in some cases up to one year. In the Americas region, we generally enter into short-term contracts for twelve months or less. Outside of the Americas, contract terms are typically between two and five years. These long-term contracts may also include escalation provisions allowing annual rate increases, which may be based on a fixed dollar or percentage increase, an increase in an agreed index or our actual substantiated increased costs, which we negotiate to pass along to customers. Cost reimbursements from customers are recorded as reimbursable revenue with the related reimbursed cost recorded as reimbursable expense in our consolidated statements of operations.
Generally, SAR services contracts include a monthly standing charge, which average approximately 85% of the total contract revenue, and a monthly variable charge that covers flying, fuel and ancillary items, which average approximately 15% of the total contract revenue. See further details on the U.K. SAR contract in “— Region Operations — Europe Caspian.”
Our fixed wing services are generally provided through scheduled charter service or regular public transport service. For scheduled charter service, our contracts typically include variable rates based on the number of passengers, flights or flight hours. These agreements may also include a monthly standing charge; however, this is much less common as compared to helicopter contracts. We also provide charter services to customers on an “ad hoc” basis, which usually entails a shorter notice period and shorter contract duration. Regular public transport service is provided through established daily or weekly flight schedules and is based upon individual ticket sales to customers.
Competition
The helicopter and fixed wing businesses are highly competitive throughout the world. We compete directly against multiple providers in almost all of our operating regions. We have several significant competitors in the North Sea, Nigeria, the U.S. Gulf of Mexico and Australia, and a number of smaller local competitors in other markets. Globally, we have seen a recent increase in competitive pressure and new regulation that could impact our ability to win future work. Competition has intensified, and new competitors could enter our industry if they are willing to make a significant capital investment, have access to working capital, onshore and offshore bases, personnel and operating experience. These requirements can be achieved with the appropriate level of client support and commitment. In addition, while not the predominant practice, certain of our customers and potential customers in the offshore energy industry perform their own industrial aviation services.
In most situations, customers charter aircraft on the basis of competitive bidding. On limited occasions, our customers renew or extend existing contracts without employing a competitive bid process. Contracts are generally awarded based on a number of factors, including price, quality of service, operational experience, record of safety, quality and type of equipment, client relationship and professional reputation. Incumbent operators typically have a competitive advantage in the bidding process based on their relationship with the client, knowledge of the site characteristics and existing facilities to support the operations. Because certain of our customers in the offshore energy industry have the capability to perform their own industrial aviation services, our ability to increase charter rates may be limited under certain circumstances.
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
Safety, Industry Hazards and Insurance
Hazards such as severe weather and mechanical failures are inherent in the transportation industry and may result in the loss of equipment and revenue. It is possible that personal injuries and fatalities may occur. We believe our air accident rate per 100,000 flight hours, which has historically been lower than the reported global offshore energy production helicopter average data, indicates that we have consistently performed better than the industry average with respect to safety. During fiscal year 2019, we had one accident in the Gulf of Mexico that resulted in the fatalities of a passenger and crew member. During fiscal years 2018 and 2017, we had no accidents that resulted in fatalities.
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

Employees
As of March 31, 2019, we employed 3,716 employees. Many of our employees are represented under collective bargaining agreements. Periodically, certain groups of our employees who are not covered by a collective bargaining agreement consider entering into such an agreement. We believe that our relations with our employees are generally satisfactory.
The following table sets forth our main employee groups and status of the collective bargaining agreements:

Employee Group	Representatives	Status of Agreement	Approximate Number of Employees Covered by Agreement as of March 31, 2019
U.K. Pilots	British Airline Pilots Association (“BALPA”)	Agreement expires in March 2020.	380
U.K. Engineers and Staff	Unite	Agreement expired in March 2019. Currently in negotiations.	560
Bristow Norway Pilots	Bristow Norway Flygerforening (“BNF”)	Agreement expired in March 2019. Currently in negotiations.	180
Bristow Norway Engineers	Bristow Norge Teknisk Forening (“BNTF”)	Agreement expires in September 2019. Currently in negotiations.	130
Norway Administration, Rescumen and Traffic Operations	Bristow Norway Ledeme (“BNL”), Bristow Norway Redningsmenn (“BNR”) and Bristow Norway Operations (“BNOP”)	Agreements expire in September 2019, March 2021 and March 2020.	100
Nigeria Junior and Senior Staff	National Union of Air Transport Employees; Air Transport Services Senior Staff Association of Nigeria	Agreement expires in March 2021.	40
Nigeria Pilots and Engineers	Nigerian Association of Airline Pilots and Engineers	Agreement expires in July 2020.	160
North America Pilots	Office and Professional Employees International Union (“OPEIU”)	Agreement does not expire and is amendable every March.	130
Gulf of Mexico Mechanics	OPEIU	Agreement does not expire and is amendable every April.	180
Australia BHA Pilots, BDI Engineers and Staff and Australia Engineers	Australian Federation of Air Pilots, Australian Licensed Aircraft Engineers Association (“ALAEA”), Australian Manufacturing Union (“AMWU”) and Australian Workers Union	Agreement for BHA pilots and BDI engineers and staff expires in March 2020. Agreement for Australia engineers expires in October 2019. Australian Workers Union expired December 2018.	120
Trinidad Fitters and Handlers	Oilfield Workers’ Trade Union (“OWTU”)	Agreements expired in October 2016. Currently in negotiations.	40
Airnorth Pilots	Australian Federation of Air Pilots	Agreement expired in June 2008. Currently being rolled over on an annual basis and in negotiations.	60
Airnorth Engineers	Australian Licensed Aircraft Engineers Association (“ALAEA”)	Agreement expired in June 2016. Currently being rolled over on an annual basis and in negotiations.	40
Líder employs approximately 1,050 employees and Cougar employs approximately 230 employees.

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
Under the Federal Aviation Act, it is unlawful to operate certain aircraft for hire within the U.S. unless such aircraft are registered with the FAA and the FAA has issued an operating certificate to the operator. As a general rule, aircraft may be registered under the Federal Aviation Act only if the aircraft are owned or controlled by one or more citizens of the U.S. and an operating certificate may be granted only to a citizen of the U.S. For purposes of these requirements, a corporation is deemed to be a citizen of the U.S. only if at least 75% of its voting interests are owned or controlled by U.S. citizens, the president of the company is a U.S. citizen, two-thirds or more of the directors are U.S. citizens and the company is under the actual control of U.S. citizens. If persons other than U.S. citizens should come to own or control more than 25% of our voting interest or if any of the other requirements are not met, we have been advised that our aircraft may be subject to deregistration under the Federal Aviation Act, and we may lose our ability to operate within the U.S. Deregistration of our aircraft for any reason, including foreign ownership in excess of permitted levels, would have a material adverse effect on our ability to conduct certain operations within our Americas region operations. Therefore, our organizational documents currently provide for the automatic suspension of voting rights of shares of our outstanding voting capital stock owned or controlled by non-U.S. citizens, and our right to redeem those shares, to the extent necessary to comply with these requirements. Because our common stock is publicly traded, our foreign ownership may fluctuate on each trading day. Based on preliminary information, we believe that persons with foreign addresses and/or places of organization held approximately 32% of our total outstanding common stock as of May 10, 2019. Accordingly, in the event of any vote by our stockholders, the voting rights of shares held by non-U.S. citizens would be suspended pursuant to our organizational documents if such ownership remains above 25% of our total outstanding common stock at the time of such vote.
We are subject to the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”), which generally prohibits us and our intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business.
We are subject to regulations imposed by the U.S. Treasury Department’s Office of Foreign Assets Control and other U.S. laws and regulations that prohibit dealings with sanctioned countries and certain other third parties.
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
United Kingdom
Our operations in the U.K. are subject to the Civil Aviation Act 1982 and other similar English and E.U. statutes and regulations. We carry persons and property in our aircraft pursuant to an operating license issued by the Civil Aviation Authority (the “CAA”). The holder of an operating license must meet the ownership and control requirements of Regulation (EC) 1008/2008. To operate under this license, the company through which we conduct operations in the U.K., Bristow Helicopters, must be owned directly or through majority ownership by E.U. nationals, and must at all times be effectively controlled by them. To comply with these restrictions, we own only 49% of the ordinary shares of Bristow Aviation, the entity that owns Bristow Helicopters. In addition, we have a put/call agreement with the other stockholders of Bristow Aviation which grants us the right to buy all of their Bristow Aviation ordinary shares (and grants them the right to require us to buy all of their shares). Under English law, to maintain Bristow Helicopter’s operating license, we would be required to find a qualified E.U. owner to acquire any of the Bristow Aviation shares that we have the right or obligation to acquire under the put/call agreement. In addition to our equity investment in Bristow Aviation, we own deferred stock, essentially a subordinated class of stock with no voting rights, and hold subordinated debt issued by Bristow Aviation. On March 14 and April 29, 2019, we received notices from the other two stockholders of Bristow Aviation of their intent to exercise their right to require us or a qualified E.U. investor to purchase their Bristow Aviation shares for £100,000 and £920,000, respectively, under our put/call agreement with those stockholders. As a result, in September 2019 and October 2019, 5% and 46%, respectively, of such shares have been purchased by Impigra Aviation Holdings Limited (“Impigra”), a qualified

E.U. investor. Impigra is a British company owned 100% by U.K. Bristow employees which now owns 51% of the ordinary shares of Bristow Aviation. Brexit is anticipated to require a qualified U.K. investor rather than a qualified E.U. investor. Impigra is expected to meet the requirements to satisfy a qualified U.K. investor requirement. For further details, see Note 3 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report (under the caption “Bristow Aviation Holdings Limited”).
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

Risks Related to Our Chapter 11 Cases
On May 11, 2019, Bristow Group Inc. and certain of its subsidiaries filed voluntary petitions commencing the Chapter 11 Cases under the Bankruptcy Code. The Chapter 11 Cases and the Restructuring may have a material adverse impact on our business, financial condition, results of operations, and cash flows. In addition, the Chapter 11 Cases and the Restructuring may have a material adverse impact on the trading price, and the Amended Plan will result in the cancellation and discharge of our securities, including our common stock. The Amended Plan governs distributions to and the recoveries of holders of our securities.
As previously disclosed in our Current Report on Form 8-K filed with the SEC on April 15, 2019, we engaged financial and legal advisors to assist us in, among other things, analyzing various strategic financial alternatives to address our liquidity and capital structure, including strategic financial alternatives to restructure our indebtedness. These efforts led to the execution of a Restructuring Support Agreement (the “Initial RSA”) on May 10, 2019 and the commencement of the Chapter 11 Cases in the Bankruptcy Court on May 11, 2019. On June 27, 2019, the Initial RSA was amended and restated and on July 24, 2019 further amended and restated (as so amended and restated, the “Second Amended RSA”).
The Chapter 11 Cases could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the Chapter 11 Cases continue, our management may be required to spend a significant amount of time and effort dealing with the restructuring rather than focusing exclusively on our business operations. Bankruptcy Court protection and operating as debtors in possession also may make it more difficult to retain management and the key personnel necessary to the success and growth of our business. In addition, during the pendency of the Chapter 11 Cases, our customers and suppliers might lose confidence in our ability to reorganize our business successfully and may seek to establish alternative commercial relationships, which may cause, among other things, our suppliers, vendors, counterparties and service providers to renegotiate the terms of our agreements, attempt to terminate their relationship with us or require financial assurances from us. Although we remain committed to providing safe, reliable operations and we believe that we have sufficient resources to do so, customers may lose confidence in our ability to provide them the level of service they expect, resulting in a significant decline in our revenues, profitability and cash flow.
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
On August 1, 2019, the Debtors filed with the Bankruptcy Court, pursuant to the Second Amended RSA, the Original Plan and the Disclosure Statement related thereto, on August 20, 2019, the Debtors filed with the Bankruptcy Court the Amended Plan and the Amended Disclosure Statement and on October 8, 2019, the Bankruptcy Court entered the Confirmation Order approving the Amended Disclosure Statement and confirming the Amended Plan; however, there can be no assurance that the Amended Plan will become effective in accordance with its terms. Prolonged Chapter 11 proceedings could adversely affect our relationships with customers, suppliers and employees, among other parties, which in turn could adversely affect our business, competitive position, financial condition, liquidity and results of operations and our ability to continue as a going concern. A weakening of our financial condition, liquidity and results of operations could adversely affect our ability to implement the Amended Plan (or any other Chapter 11 plan). If we are unable to consummate the Amended Plan, we may be forced to liquidate our assets.
Trading in our common stock during the pendency of our Chapter 11 Cases is highly speculative and poses substantial risks.
All of our indebtedness is senior to the existing common stock in our capital structure. The Second Amended RSA and the Amended Plan contemplate that existing equity interests in Bristow Group Inc. will be cancelled and discharged in connection with the Chapter 11 Cases and will be entitled to no recovery. Accordingly, any trading in our common stock during the pendency of our Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our common stock.
The Second Amended RSA is subject to significant conditions and milestones that may be difficult for us to satisfy.
There are certain material conditions we must satisfy under the Second Amended RSA, including the timely satisfaction of milestones in the Chapter 11 Cases, which include the consummation of the transactions contemplated by the Amended Plan. Our ability to timely complete such milestones is subject to risks and uncertainties, many of which are beyond our control.
The Amended Plan may not become effective.
Although the Amended Plan has been confirmed by the Bankruptcy Court, it may not become effective because it is subject to the satisfaction of certain conditions precedent (some of which are beyond our control). There can be no assurance that such conditions will be satisfied and, therefore, that the Amended Plan will become effective and that the Debtors will emerge from the Chapter 11 Cases as contemplated by the Amended Plan. If the Effective Date is delayed, the Debtors may not have sufficient cash available to operate their businesses. In that case, the Debtors may need new or additional post-petition financing, which may increase the cost of consummating the Amended Plan. There is no assurance of the terms on which such financing may be available or if such financing will be available. If the transactions contemplated by the Amended Plan are not completed, it may become necessary to amend the Amended Plan. The terms of any such amendment are uncertain and could result in material additional expense and result in material delays to the Chapter 11 Cases.
Even if the Amended Plan or another Chapter 11 plan of reorganization is consummated, we may not be able to achieve our stated goals.
Even if the confirmed Amended Plan or any other Chapter 11 plan of reorganization is consummated, we may continue to face a number of risks, such as changes in economic conditions, changes in our industry, changes in demand for our services and increasing expenses. Some of these risks become more acute when a case under the Bankruptcy Code continues for a protracted period, despite having confirmed the Amended Plan, without indication of how or when the transactions under the Amended Plan or any other Chapter 11 Plan will actually close. As a result of these risks and others, we cannot guarantee that the Amended Plan or any other Chapter 11 plan of reorganization will achieve our stated goals.
Furthermore, even if our debts are reduced or discharged through the Amended Plan or any other plan of reorganization, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of the Chapter 11 Cases. Our access to additional financing may be limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms, or at all.
Therefore, even with the Amended Plan having been confirmed by the Bankruptcy Court, the Amended Plan may not become effective and thus, we cannot assure you of our ability to continue as a going concern.

Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.
We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited, if any, access to additional financing. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 Cases and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 Cases. We cannot assure you that cash on hand and cash flow from operations will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 Cases. Although we entered into the Term Loan Agreement (as defined herein) prior to our Chapter 11 Cases and the DIP Credit Agreement (as defined herein) for a $150.0 million New DIP Facility (as defined herein) in connection with the Chapter 11 Cases and the Amended Plan contemplates $385 million of new money equity financing through the Rights Offering (as defined herein) and either the Exit Facility or the Reinstated Facility (each as defined herein), we cannot assure you that such financing sources will be sufficient, that we will be able to secure additional interim financing or adequate exit financing sufficient to meet our liquidity needs (or if sufficient funds are available, that they will be offered to us on acceptable terms) or that we will successfully complete the Rights Offering.
Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to comply with the terms and conditions of any order governing the use of cash collateral that may be entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (ii) our ability to access funds on escrow borrowed under the DIP Credit Agreement, (iii) our ability to maintain adequate cash on hand, (iv) our ability to generate cash flow from operations, (v) our ability to consummate the Amended Plan or other alternative restructuring transaction, and (vi) the cost, duration and outcome of the Chapter 11 Cases.
In certain limited instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.
Upon a showing of cause, the Bankruptcy Court may convert our Chapter 11 Cases to a case under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in the Amended Plan because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.
As a result of the Chapter 11 Cases, our historical financial information may not be indicative of our future performance, which may be volatile.
During the Chapter 11 Cases, we expect our financial results to continue to be volatile as restructuring activities and expenses, contract rejections, and claims assessments significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the filing of the Chapter 11 Cases. In addition, if we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to our historical consolidated financial statements. We also may be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting may be different from historical trends.
We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our financial condition and results of operations.
The Bankruptcy Court provides that the confirmation of a plan of reorganization discharges a debtor from, among other things, substantially all debts arising prior to consummation of a plan of reorganization. With few exceptions, all claims against the Debtors that arose prior to May 11, 2019 or before consummation of the Amended Plan (i) would be subject to compromise and/or treatment under the Amended Plan and/or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the Amended Plan. Subject to the terms of the Amended Plan and orders of the Bankruptcy Court, any claims not ultimately discharged pursuant to the Amended Plan could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

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
We provide helicopter and fixed wing services to companies engaged in offshore oil and gas exploration, development and production activities. As a result, demand for our services, as well as our revenue and our profitability, are substantially dependent on the worldwide levels of activity in offshore oil and gas exploration, development and production. These activity levels are principally affected by trends in, and expectations regarding, oil and natural gas prices, as well as the capital expenditure budgets of offshore energy companies and shifts in technology for energy exploration, development and production. The increase in U.S. onshore production in recent years resulting from onshore hydraulic fracturing activity and shale development has had a negative impact on the price of oil and the demand for our services. We cannot predict future exploration, development and production activity or oil and gas price movements. Historically, the prices for oil and gas and activity levels have been volatile and are subject to factors beyond our control, such as:

•	the supply of and demand for oil and gas and market expectations for such supply and demand;

•	actions of the Organization of Petroleum Exporting Countries and other oil producing countries to control prices or change production levels;

•	increased supply of oil and gas resulting from onshore hydraulic fracturing activity and shale development;

•	general economic conditions, both worldwide and in particular regions;

•	governmental regulation;

•	the price and availability of alternative fuels;

•	weather conditions, including the impact of hurricanes and other weather-related phenomena;

•	advances in exploration, development and production technology;

•	the policies of various governments regarding exploration and development of their oil and gas reserves; and

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
A focus by our customers on cost-saving measures rather than quality of service, which is how we differentiate ourselves from competition, could reduce the demand for our services.
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
We have several significant competitors in the North Sea, Nigeria, the U.S. Gulf of Mexico, Australia, Canada and Brazil, and a number of smaller local competitors in other markets. Certain of our customers have the capability to perform their own air transportation operations or give business to our competitors should they elect to do so, which has a limiting effect on our rates.
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
Our contracts often can be terminated or downsized by our customers without penalty.
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
The U.K. SAR contract allows the DfT to cancel the contract for any reason upon notice and payment of a specified cancellation fee based on the number of bases reduced as a result of the exercise and the timing of the exercise. Although we have been in close contact with the DfT throughout the Chapter 11 Cases, the DfT may also terminate the U.K. SAR contract upon notice if the Company suffers an insolvency event, such as the appointment of a receiver in respect of assets of the Company, the making of any arrangement with its creditors or any similar event. Prior to any cancellation or termination of the contract, the DfT may also invite tenders to award a contract for the SAR services we provide to a replacement contractor. Additionally, the U.K. SAR contract grants the DfT the option to require us to transfer to the DfT, at termination or expiration, either the lease or the ownership of some or all of the helicopters that service the U.K. SAR contract. The DfT may alternatively require that we or the owner, as the case may be, transfer the lease or ownership of the helicopters to any replacement service provider. If the DfT wishes to transfer ownership it must pay a specified option exercise fee based on the value of the helicopters.  If the DfT wishes to transfer the lease it does not have to pay an option exercise fee. We currently lease a significant number of the aircraft that service the U.K. SAR contract. Although we are entitled to some compensation for termination or early expiration if we are not at fault, termination or early expiration of the U.K. SAR contract would result in a significant loss of expected revenue. Additionally, we do not have the right to transfer the ground facilities supporting the U.K. SAR contract to the replacement service provider. If alternative long-term uses were not identified for these facilities, we could incur recurring fixed expenses for these recently acquired, non-revenue producing assets if we were unable to sell them to a replacement contractor or other party in the event the U.K. SAR contract is terminated.

Our customers may shift risk to us.
We give to and receive from our customers indemnities relating to damages caused or sustained by us in connection with our operations. Our customers’ changing views on risk allocation together with deteriorating market conditions could force us to accept greater risk to win new business, retain renewing business or could result in us losing business if we are not prepared to take such risks. To the extent that we accept such additional risk, and seek to insure against it, if possible, our insurance premiums could rise. If we cannot insure against such risks or otherwise choose not to do so, we could be exposed to catastrophic losses in the event such risks are realized.
We may not be able to obtain client contracts with acceptable terms covering some of our new helicopters, and some of our new helicopters may replace existing helicopters already under contract, which could adversely affect the utilization of our existing fleet.
Any new helicopters we order may not be covered by client contracts when they are delivered to us, and we cannot assure you as to when we will be able to utilize these new helicopters or on what terms. To the extent our helicopters are covered by a client contract when they are delivered to us, some of these contracts may be for a short term, requiring us to seek renewals more frequently. Alternatively, we expect that some of our customers may request new helicopters in lieu of our existing helicopters, which could adversely affect the utilization of our existing fleet.
Reductions in spending on industrial aviation services by government agencies could lead to modifications of SAR contract terms or delays in receiving payments, which could adversely impact our business, financial condition and results of operations.
Any reductions in the budgets of government agencies for spending on industrial aviation services, implementation of cost saving measures by government agencies, including the DfT, imposed modifications of contract terms or delays in collecting receivables owed to us by our government agency customers could have an adverse effect on our business, financial condition and results of operations.
In addition, there are inherent risks in contracting with government agencies. Applicable laws and regulations in the countries in which we operate may enable our government agency customers to (i) terminate contracts for convenience, (ii) reduce, modify or cancel contracts or subcontracts if requirements or budgetary constraints change, or (iii) terminate contracts or adjust their terms.
Our fixed operating expenses and long-term contracts with customers could adversely affect our business under certain circumstances.
Our profitability is directly related to demand for our services. Because of the significant expenses related to aircraft financing and leasing, crew wages and benefits, and insurance and maintenance programs, a substantial portion of our operating expenses are fixed and must be paid even when aircraft are not actively servicing customers and thereby generating revenue. A decrease in our revenue could therefore result in a disproportionate decrease in our earnings, as a substantial portion of our operating expense would remain unchanged. Similarly, the discontinuation of any rebates, discounts or preferential financing terms offered to us by manufacturers, lenders or lessors could have the effect of increasing our related expenses, and without a corresponding increase in our revenue, could negatively impact our results of operations.
Certain of our long-term aircraft services contracts contain price escalation terms and conditions. Although supplier costs, fuel costs, labor costs, insurance costs, and other cost increases are typically passed through to our customers through rate increases where possible, these escalations may not be sufficient to enable us to recoup increased costs in full and we may not be able to realize the full benefit of contract price escalations during a market downturn. There can be no assurance that we will be able to estimate costs accurately or recover increased costs by passing these costs on to our customers. We may not be successful in identifying or securing cost escalations for other costs that may escalate during the applicable client contract term. In the event that we are unable to fully recover material costs that escalate during the terms of our client contracts, the profitability of our client contracts and our business, financial condition and results of operations could be materially and negatively affected.
Additionally, cost increases related to our airline scheduled service cannot be passed on to previously purchased air passenger tickets but may be passed on partially or wholly to future purchased tickets if the rates remain competitive to other competing airlines.

Risks Relating to Our Business
We have identified material weaknesses in our internal control over financial reporting, which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, investor confidence in our company and the value of our securities.
As described in Part II. Item 9A. “Controls and Procedures” of this Annual Report, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2019 due to material weaknesses related to journal entries, debt covenant compliance, control environment and risk assessment. The material weaknesses did not result in any material misstatements to the financial statements.
A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of such material weakness, our management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective at a reasonable assurance level as of March 31, 2019.
To remediate the material weakness, we will continue the implementation of our remediation plan as described in Part II. Item 9A. “Controls and Procedures” of this Annual Report. Our remediation efforts are not yet complete. There can be no assurance as to when the remediation plan will be fully implemented or whether the remediation efforts will be successful.
Until our remediation plans are fully implemented, our management will continue to devote time and attention to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plans are inadequate, our future consolidated financial statements could contain errors that may be undetected. The existence of material weaknesses in the effectiveness of our internal control over financial reporting could also affect our ability to obtain financing or could increase the cost of any financing we obtain. The identification of such material weaknesses could also cause investors to lose confidence in the reliability of our financial statements and could result in a decrease in the value of our securities.
The consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2019 contain disclosures that express substantial doubt about our ability to continue as a going concern.
The consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2019 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business and does not include any adjustments that might result from uncertainty about our ability to continue as a going concern. Such assumption may not be justified. Our liquidity has been negatively impacted by the prolonged downturn in the offshore oil and gas market, our levels of indebtedness, lease and aircraft purchase commitments and certain other commercial contracts. In addition, we have substantial interest payment obligations related to our debt and substantial lease and aircraft purchase commitments over the next twelve months. If we are unable to execute transactions to improve our financial condition, we do not believe we will have sufficient liquidity to conduct our business operations based on existing conditions and estimates during the next twelve months. Investors in our common stock may lose the entire value of their investment in our business. The inclusion of disclosures that express substantial doubt about our ability to continue as a going concern may negatively impact the trading price of our common stock and have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors and employees, and could make it challenging and difficult for us to raise additional debt or equity financing to the extent needed, on attractive terms or at all, all of which could have a material adverse impact on our business, financial condition and results of operations.
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
Our business is capital intensive, and to the extent we do not generate sufficient cash from operations, we will need to raise additional funds. Adequate sources of capital funding may not be available when needed, or may not be available on favorable terms. If we raise additional debt financing, we will incur additional interest expense and the terms of such debt may be at less favorable rates than existing debt and could require the pledge of additional assets as security or subject us to financial and/or operating covenants that affect our ability to conduct our business. If funding is insufficient at any time in the future, we may be unable to acquire additional aircraft, take advantage of business opportunities, fund operating losses or respond to competitive pressures, any of which could harm our business, financial condition and results of operations. See discussion of our capital commitments in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Future Cash Requirements” included elsewhere in this Annual Report.
The vote by the United Kingdom to leave the E.U. could adversely affect us.
In a referendum held on June 23, 2016, voters in the U.K. approved the exit of the U.K. from the E.U. On March 29, 2017, the U.K. government commenced the exit process under Article 50 of the Treaty of the European Union by notifying the European Council of the U.K.’s intention to leave the E.U. This notification started a two-year time period ending on March 29, 2019 for the U.K. and the remaining E.U. Member States to negotiate a withdrawal agreement. In March 2019, Prime Minister of the U.K. Theresa May and European leaders negotiated a delay for the Parliament of the United Kingdom to agree upon The Government’s Brexit Treaty, moving the date from March 29, 2019 to April 12, 2019. In April 2019, a further half-year extension was agreed between the U.K. and the remaining E.U. Members States until October 31, 2019. Negotiations remain ongoing to determine the future terms of the U.K.’s relationship with the E.U. Increased uncertainty surrounds future Brexit talks due to the new leadership of the U.K. government following Theresa May’s resignation as Prime Minister on June 7, 2019 and the election of Boris Johnson on July 23, 2019 and subsequent actions by the U.K. government. The impact on the Company’s business as a result of Brexit will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations.
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
Changes in the method of determining the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates.
It is expected that a number of private-sector banks currently reporting information used to set LIBOR will stop doing so after 2021 when their current reporting commitment ends, which could either cause LIBOR to stop publication immediately or cause LIBOR’s regulator to determine that its quality has degraded to the degree that it is no longer representative of its underlying market.  It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, or whether different benchmark rates used to price indebtedness will develop.  Borrowings under our current and future indebtedness may bear interest at rates tied to LIBOR.  In the future, we may need to renegotiate our existing indebtedness or incur other indebtedness, and the phase-out of LIBOR may negatively impact the terms of such indebtedness. In addition, the overall financial market may be disrupted as a result of the phase-out or replacement of LIBOR. Disruption in the financial market could have a material adverse effect on our financial position, results of operations, and liquidity.
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
We, or third parties operating our aircraft, may experience accidents or damage to our assets in the future. These risks could endanger the safety of both our own and our customers’ personnel, equipment, cargo and other property, as well as the environment. If any of these events were to occur with equipment or other assets that we need to operate or lease to third parties, we could experience loss of revenue, termination of charter contracts, higher insurance rates, and damage to our reputation and client relationships. In addition, to the extent an accident occurs with aircraft we operate or to assets supporting operations, we could be held liable for resulting damages. Even where losses or liability for damages is covered by insurance, we may incur deductibles and additional insurance premiums. The lack of sufficient insurance for an incident or accident could have a material adverse effect on our operations and financial condition.
Certain models of aircraft that we operate have also experienced accidents while operated by third parties. On April 29, 2016, an incident occurred with an Airbus Helicopters EC225LP (also known as an H225) model helicopter operated by another helicopter company, which resulted in the loss of life for eleven passengers and two crew members in Norway. This incident resulted in the civil aviation authorities in the U.K. and Norway issuing safety directives that required the operators to suspend commercial operations of the affected aircraft pending determination of the root cause. Although the civil aviation authorities have since issued a safety directive providing for return to service, our H225 fleet of 16 aircraft remains grounded globally as a result of this incident. If other operators experience accidents with aircraft models that we operate or lease, obligating us to take such aircraft out of service until the cause of the accident is rectified, we could lose revenue and customers. In addition, safety issues experienced by a particular model of aircraft could result in customers refusing to use that particular aircraft model or a regulatory body grounding that particular aircraft model. The value of the aircraft model might also be permanently reduced in the market if the model were to be considered less desirable for future service and the inventory for such aircraft may be impaired.
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
Failure to maintain standards of acceptable safety performance may have an adverse impact on our ability to attract and retain customers and could adversely impact our reputation, operations and financial performance.
Our customers consider safety and reliability as two of the primary attributes when selecting a provider of air transportation services. If we fail to maintain standards of safety and reliability that are satisfactory to our customers, our ability to retain current customers and attract new customers may be adversely affected. Accidents or disasters could impact client or passenger confidence in a particular fleet type, us or the air transportation services industry as a whole and could lead to a reduction in client contracts, particularly if such accidents or disasters were due to a safety fault in a type of aircraft used in our fleet. In addition, the loss of aircraft as a result of accidents could cause significant adverse publicity and the interruption of air services to our customers, which could adversely impact our reputation, operations and financial results. Our aircraft have been involved in accidents in the past, some of which have included loss of life and property damage. We may experience similar accidents in the future.
Our diversification efforts into other industrial aviation services such as fixed wing, SAR, and unmanned aerial vehicle services may prove unsuccessful.
Our business has traditionally been significantly dependent upon the level of offshore oil and gas exploration, development and production activity. Although the company has diversified with the award for the provision of SAR services in the U.K. and investment in Airnorth, the effect of the downturn in the oil and gas industry has nevertheless negatively impacted our financial results and could continue to negatively impact our financial results in future periods. While diversification into other industrial aviation services is intended over the long term to grow the business and offset the cyclical nature of the underlying oil and gas business, we cannot be certain that diversification benefits associated with those lines of business will be realized at any point.
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
Historically, there has been continuing political and social unrest in Nigeria, where we derived 12%, 14% and 15% of our gross revenue during fiscal years 2019, 2018 and 2017, respectively. In 2015, there was a change in the leadership in Nigeria. The current leadership is facing numerous challenges which, if not addressed, may cause political or social unrest and result in a lack of demand for our services in Nigeria and safety risks for our operations and our people. Our operations in Nigeria are subject to the Nigerian Content Development Act 2010, which requires that oil and gas contracts be awarded to a company that is seen or perceived to have more “local content” than a “Foreign” competitor. Additionally, the Nigerian Content Development Act allows the monitoring board to penalize companies that do not meet these local content requirements up to 5% of the value of the contract. In addition, the passage of the Nigerian Petroleum Industry Bill could lead to further uncertainty in demand in the region. Future unrest or legislation in Nigeria or our other operating regions could adversely affect our business, financial condition and results of operations in those regions. We cannot predict whether any of these events will continue to occur in Nigeria or occur elsewhere in the future.
We are highly dependent upon the level of activity in the North Sea and to a lesser extent the U.S. Gulf of Mexico, which are mature exploration and production regions.
In fiscal years 2019, 2018 and 2017, approximately 65%, 62% and 58%, respectively, of our gross revenue was derived from industrial aviation services provided to oil and gas customers operating in the North Sea and the U.S. Gulf of Mexico. The North Sea and the U.S. Gulf of Mexico are mature exploration and production regions that have undergone substantial seismic survey and exploration activity for many years. Because a large number of oil and gas properties in these regions have already been drilled, additional prospects of sufficient size and quality (including projected costs permitting economic development, given anticipated hydrocarbon prices) could be more difficult to identify. The ability of our customers to produce sufficient quantities to support the costs of exploration in different basins could impact the level of future activity in these regions. Generally, the production from these drilled oil and gas properties is declining. In the future, production may decline to the point that such properties are no longer economic to operate, in which case, our services with respect to such properties will no longer be needed. Oil and gas companies may not identify sufficient additional drilling sites to replace those that become depleted. In addition, the U.S. government’s exercise of authority under the Outer Continental Shelf Lands Act, as amended, to restrict the availability of offshore oil and gas leases together with the U.K. government’s exercise of authority could adversely impact exploration and production activity in the U.S. Gulf of Mexico and the U.K. North Sea, respectively.
If activity in oil and gas exploration, development and production in either the U.S. Gulf of Mexico or the North Sea materially declines, our business, financial condition and results of operations could be materially and adversely affected. We cannot predict the levels of activity in these areas.
We are exposed to credit risk of our counterparties.
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
Credit risk arises on our trade receivables from the unexpected loss in cash and earnings when a client cannot meet its obligation to us or when the value of any security provided declines. To mitigate trade credit risk, we have developed credit policies that include the review, approval and monitoring of new customers, annual credit evaluations and credit limits. There can be no assurance that our risk mitigation strategies will be effective and that credit risk will not adversely affect our financial condition and results of operations.
In addition, the majority of our customers are engaged in oil and gas production, exploration and development. For fiscal year 2019, we generated approximately 67% of our consolidated operating revenue from external customers from oil and gas operations. This concentration could impact our overall exposure to credit risk because changes in economic and industry conditions that adversely affect the oil and gas industry could affect the credit worthiness of many of our customers. We generally do not require letters of credit or other collateral to support our trade receivables. Accordingly, a continued or additional downturn in the economic condition of the oil and gas industry could adversely impact our ability to collect our receivables and thus impact our business, financial condition and results of operations.
Our failure to dispose of aircraft through sales into the aftermarket could adversely affect us.
The management of our global aircraft fleet involves a careful evaluation of the expected demand for our services across global markets, including the type of aircraft needed to meet this demand. As offshore oil and gas drilling and production globally moves to deeper water, more medium and large aircraft and newer technology aircraft may be required. During a downturn in the oil and gas industry or as older aircraft models come off of current contracts and are replaced by new aircraft, our management evaluates our future needs for these aircraft models and ultimately the ability to recover our remaining investments in these aircraft through sales into the aftermarket. We depreciate our aircraft over their expected useful life to the expected salvage value to be received for the aircraft at the end of that life. However, depending on the market for aircraft, we may record gains or losses on aircraft sales. In certain instances where a cash return can be made on newer aircraft in excess of the expected return available through the provision of our services, we may sell newer aircraft. The number of aircraft sales and the amount of gains and losses recorded on these sales depends on a wide variety of factors and is inherently unpredictable. A significant return of aircraft by us or our competitors into an already oversupplied market could undermine our ability to dispose of our aircraft and could have a material adverse effect on our business, financial condition and results of operations.
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
We acquire other companies and intangible assets, and make investments in unconsolidated affiliates, and may not realize all of the economic benefit from those acquisitions or investments, which could cause an impairment of goodwill, intangibles or investments in unconsolidated affiliates. We review our intangible assets and investments in unconsolidated affiliates for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually or when events or changes in circumstances indicate goodwill may be impaired. Factors that may be a change in circumstances, indicating that the carrying value of our goodwill, intangible assets or investments in unconsolidated affiliates may not be recoverable, include a decline in our stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in the industry in which we operate. For example, in fiscal year 2017, we recognized a loss of $8.7 million associated with the impairment of goodwill from our acquisition of Eastern Airways as a result of the market downturn. In fiscal year 2018, we recorded an $85.7 million impairment to our investment in Líder in Brazil. We may be required to record significant additional charges in our consolidated financial statements during the period in which any impairment of our goodwill, intangible assets or investments in unconsolidated affiliates is determined, which could adversely affect our results of operations.

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
We contract with a small number of manufacturers and lessors for most of our aircraft expansion, replacement and leasing needs. If any of the manufacturers face production delays due to, for example, natural disasters, labor strikes or availability of skilled labor, we may experience a significant delay in the delivery of previously ordered aircraft. During these periods, we may not be able to obtain orders for additional aircraft with acceptable pricing, delivery dates or other terms. Also, we have operating leases for many of our helicopters. The number of companies that provide leasing for helicopters is limited. If any of these leasing companies face financial setbacks, we may experience delays or restrictions in our ability to lease aircraft. Delivery delays or our inability to obtain acceptable aircraft orders or lease aircraft could adversely affect our revenue and profitability and could jeopardize our ability to meet the demands of our customers and grow our business. For example, our efforts to successfully integrate AW189 aircraft into service for the U.K. SAR contract were delayed due to a product improvement plan with the aircraft. As a result, the original acceptance of four AW189 aircraft was pushed to later dates. Additionally, lack of availability of new aircraft resulting from a backlog in orders could result in an increase in prices for certain types of new and used helicopters.
If any of the helicopter manufacturers we contract with, the government bodies that regulate them or other parties identify safety issues with helicopter models we currently operate or that we intend to acquire, we may be required to suspend flight operations, as was done with the H225LP aircraft. If we are forced to suspend operations of helicopter models, our business, financial condition and results of operations during any period in which flight operations are suspended could be affected.
A shortfall in availability of aircraft components and parts required for maintenance and repairs of our helicopter and fixed wing aircraft and supplier cost increases could adversely affect us.
In connection with the required maintenance and repairs performed on our aircraft in order for them to stay fully operational and available for use in our operations, we rely on a few key vendors for the supply and overhaul of components fitted to our aircraft. These vendors have historically worked at or near full capacity supporting the aircraft production lines and the maintenance requirements of various government and civilian aircraft operators that may also operate at or near capacity in certain industries, including operators such as us who support the energy industry. Such conditions can result in backlogs in manufacturing schedules and some parts being in limited supply from time to time, which could have an adverse impact upon our ability to maintain and repair our aircraft. To the extent that these suppliers also supply parts for aircraft used by governments in military operations, parts delivery for our aircraft may be delayed. Our inability to perform timely maintenance and repairs can result in our aircraft being underutilized, which could have an adverse impact on our operating results and financial condition. Furthermore, our operations in remote locations, where delivery of these components and parts could take a significant period of time, may also impact our ability to maintain and repair our aircraft. While every effort is made to mitigate such impact, this may pose a risk to our operating results. Additionally, supplier cost increases for critical aircraft components and parts also pose a risk to our operating results. Cost increases for contracted services are passed through to our customers through rate increases where possible, including as a component of contract escalation charges. However, as certain of our contracts are long-term in nature, cost increases may not be adjusted in our contract rates until the contracts are up for renewal.
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
Our future growth will depend significantly on our ability to grow in our core markets and expand into markets outside of the North Sea and the U.S. Gulf of Mexico. Expansion of our business depends on our ability to operate in these other regions.
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
These risks became heightened during the pending Chapter 11 Cases. Our failure to attract and retain qualified personnel could have a material adverse effect on our current business and future growth.
Labor problems could adversely affect us.
Certain of our employees in the U.K., Norway, Nigeria, the U.S. and Australia (collectively, about 57% of our employees) are represented under collective bargaining or union agreements with 78% of these employees being represented by collective bargaining agreements and/or unions that have expired or will expire in one year. Disputes over the terms of these agreements or our potential inability to negotiate acceptable contracts with the unions that represent our employees under these agreements could result in strikes, work stoppages or other slowdowns by the affected workers. Periodically, certain groups of our employees who are not covered under a collective bargaining agreement consider entering into such an agreement. Further, if our unionized workers engage in an extended strike, work stoppage or other slowdown, other employees elect to become unionized, existing labor agreements are renegotiated, or future labor agreements contain terms that are unfavorable to us, we could experience a disruption of our operations or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.
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
Our business is increasingly dependent upon information technology networks and systems to process, transmit and store electronic and financial information, to capture knowledge of our business, and to communicate within our company and with customers, suppliers, partners and other stakeholders. These information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, cyber attacks, telecommunication failures, user errors or catastrophic events. Our information technology systems are becoming increasingly integrated on a global basis, so damage, disruption or shutdown to the system could result in a more widespread impact. If our information technology systems suffer severe damage, disruption or shutdown, and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience business disruptions and transaction errors causing a material adverse effect on our business, financial condition and results of operations.
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
Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy and data protection.
The regulatory environment surrounding data privacy and protection is constantly evolving and can be subject to significant change. New laws and regulations governing data privacy and the unauthorized disclosure of confidential information, including the European Union General Data Protection Regulation, pose increasingly complex compliance challenges and potentially elevate our costs. Any failure, or perceived failure, by us to comply with applicable data protection laws could result in proceedings or actions against us by governmental entities or others, subject us to significant fines, penalties, judgments and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, and adversely affect our business. As noted above, we are also subject to the possibility of cyber incidents or attacks, which themselves may result in a violation of these laws.
We operate in many international areas through entities that we do not control and are subject to government regulation that limits foreign ownership of aircraft companies in favor of domestic ownership.
We conduct many of our international operations through entities in which we have a noncontrolling investment or through strategic alliances with foreign partners. For example, we have acquired interests in, or in some cases have lease and service agreements with, entities that operate aircraft in Brazil, Canada and Egypt. We provide engineering and administrative support to certain of these entities. We derive significant amounts of lease revenue, service revenue, equity earnings and dividend income from these entities. In fiscal years 2019, 2018 and 2017, we received approximately $48.4 million, $56.1 million and $59.1 million, respectively, of revenue from the provision of aircraft and other services to unconsolidated affiliates. As a result of not owning a majority interest or maintaining voting control of our unconsolidated affiliates, we do not have the ability to control their policies, management or affairs. The interests of persons who control these entities or partners may differ from ours and may cause such entities to take actions that are not in our best interest. If we are unable to maintain our relationships with our partners in these entities, we could lose our ability to operate in these areas, potentially resulting in a material adverse effect on our business, financial condition and results of operations. Additionally, an operational incident involving one of the entities over which we do not have operational control may nevertheless cause us reputational harm.
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
As a global business, we are subject to complex laws and regulations in the U.S., the U.K. and other countries in which we operate. These laws and regulations relate to a number of aspects of our business, including anti-bribery and anti-corruption laws, import and export controls, sanctions against business dealings with certain countries and third parties, the payment of taxes, employment and labor relations, antitrust and fair competition, data privacy protections, securities regulation, and other regulatory requirements affecting trade and investment. The application of these laws and regulations to our business is often unclear and may sometimes conflict. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that could result in reduced revenue and profitability. Non-compliance could also result in significant fines, damages, and other criminal sanctions against us, our officers or our employees, prohibitions or additional requirements on the conduct of our business and damage our reputation. Certain violations of law could also result in suspension or debarment from government contracts. We also incur additional legal compliance costs associated with our global regulations. In some foreign countries, particularly those with developing economies, it may be customary for others to engage in business practices that are prohibited by laws such as the FCPA, the U.K. Bribery Act and the BCCA in Brazil, an anti-bribery law that is similar to the FCPA and U.K. Bribery Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors, agents, and business partners will not take action in violation with our internal policies. Any such violation of the law or even internal policies could have a material adverse effect on our business, financial condition and results of operations.
Actions taken by agencies empowered to enforce governmental regulations could increase our costs and reduce our ability to operate successfully.
Our operations are regulated by governmental agencies in the various jurisdictions in which we operate. These agencies have jurisdiction over many aspects of our business, including personnel, aircraft and ground facilities. Statutes and regulations in these jurisdictions also subject us to various certification and reporting requirements and inspections regarding safety, training and general regulatory compliance. Other statutes and regulations in these jurisdictions regulate the offshore operations of our customers. The agencies empowered to enforce these statutes and regulations may suspend, curtail or require us to modify our operations. As previously reported, on April 29, 2016, another company’s EC 225LP (also known as an H225LP) model helicopter crashed near Turøy outside of Bergen, Norway resulting in the European Aviation Safety Agency (the “EASA”) issuing airworthiness directives prohibiting flight of H225LP and AS332L2 model aircraft. On July 20, 2017, the U.K. CAA and the Norway Aviation Agency (the “NCAA”) issued safety and operational directives that detail the conditions to apply for the safe return to service of H225LP and AS332L2 model aircraft, where operators wish to do so. We continue not to operate for commercial purposes our 16 H225LP model aircraft. We are carefully evaluating next steps and demand for the H225LP model aircraft in our oil and gas and SAR operations worldwide, with the safety of passengers and crews remaining our highest priority. However, additional directive requirements in the future could present North Sea operators, including us, with significant operational challenges. A suspension or substantial curtailment of our operations for any prolonged period, and any substantial modification of our current operations, could have a material adverse effect on our business, financial condition and results of operations. See further discussion in Item 1. “Business — Government Regulation” and “Business — Environmental” included elsewhere in this Annual Report.
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
Media coverage and public statements that insinuate improper actions by us, our unconsolidated affiliates, or other companies in our industry, regardless of their factual accuracy or truthfulness, may result in negative publicity, litigation or governmental investigations by regulators. Specifically, accidents involving any aircraft operated by us or a third-party operator could cause substantial adverse publicity affecting us specifically or our industry generally and could lead to the perception that our aircraft are not safe or reliable. In addition, negative publicity about our ability to continue as a going concern or in connection with the Chapter 11 Cases may cause us to lose existing or potential new customers and may negatively impact our efforts to establish and promote a positive image after emergence from the Chapter 11 Cases.
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
Changes in environmental laws or regulations, including laws relating to greenhouse gas emissions or other climate change concerns, could require us to devote capital or other resources to comply with those laws and regulations. These changes could also subject us to additional costs and restrictions, including increased fuel costs. In addition, such changes in laws or regulations could increase costs of compliance and doing business for our customers and thereby decrease the demand for our services. Because our business depends on the level of activity in the offshore oil and gas industry, existing or future laws, regulations, treaties or international agreements related to greenhouse gases and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on our business if such laws, regulations, treaties or international agreements reduce the worldwide demand for oil and gas or limit drilling opportunities. For additional information, see Item 1. “Business — Environmental” and Item 3. “Legal Proceedings” included elsewhere in this Annual Report.
Regulations limit foreign ownership of our company, which could reduce the price of our common stock and cause owners of our common stock who are not U.S. persons to lose their voting rights.
Our restated certificate of incorporation provides that persons or entities that are not “citizens of the U.S.” (as defined in the Federal Aviation Act) shall not collectively own or control more than 25% of the voting power of our outstanding capital stock (the “Permitted Foreign Ownership Percentage”) and that, if at any time persons that are not citizens of the U.S. nevertheless collectively own or control more than the Permitted Foreign Ownership Percentage, the voting rights of shares owned by stockholders who are not citizens of the U.S. shall automatically be suspended, in the reverse chronological order of the dates and times of registry of such shares in our stock records, until the voting rights of a sufficient number thereof shall have been suspended so that the number of shares owned by stockholders who are not citizens of the U.S. that continue to have voting rights equals the greatest whole number that is less than or equal to the Permitted Foreign Ownership Percentage. Shares held by persons who are not citizens of the U.S. may lose their associated voting rights and be redeemed as a result of these provisions. Based on preliminary information, we believe that persons with foreign addresses and/or places of organization held approximately 32% of our total outstanding common stock as of May 10, 2019. Accordingly, in the event of any vote by our stockholders, the voting rights of shares held by non-U.S. citizens would be suspended pursuant to our organizational documents if such ownership remains above 25% of our total outstanding common stock at the time of such vote. These restrictions may have a material adverse impact on the liquidity or market value of our common stock because holders may be unable to transfer our common stock to persons who are not citizens of the U.S. and because persons who are not citizens of the U.S. may be unable or unwilling to hold shares of our common stock the voting rights of which has been suspended.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The number and types of aircraft we operate are described in Item 1. “Business — Overview” above. In addition, we lease various office and operating facilities worldwide, including facilities at the Acadiana Regional Airport in New Iberia, Louisiana, the Redhill Aerodrome near London, England, the Aberdeen Airport, Scotland, along the U.S. Gulf of Mexico and in Bergen and Stavanger, Norway, and numerous residential locations near our operating bases or the bases of our affiliates in the U.K., Norway, Australia, Russia, Nigeria, Canada and Trinidad, which we use primarily for housing pilots and staff supporting those operations. We have ten SAR bases as follows: Caernarfon, Humberside, Inverness, Lee-on-Solent, Lydd, Newquay, Prestwick, St. Athan, Stornoway and Sumburgh. We also lease office space in a building in Houston, Texas, which we use as our corporate headquarters and for other business purposes. Through Bristow Helicopters, we own a majority controlling stake in the Humberside Airport in Kirmington, United Kingdom. These facilities are generally suitable for our operations and can be replaced with other available facilities if necessary.
Additional information about our properties can be found in Note 8 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report (under the captions “Aircraft Purchase Contracts” and “Operating Leases”). A detail of our long-lived assets by geographic area as of March 31, 2019 and 2018 can be found in Note 12 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

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
Sikorsky Lawsuit
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
Huntington Lawsuit
On November 6, 2017, the Huntington National Bank (“Huntington”) filed suit against the Company and Bristow U.S. LLC in the U.S. District Court for the Southern District of New York (the “Southern District of New York Court”). Huntington alleges violation of an addendum of a lease agreement for failure to arrange for the enrollment of the aircraft engines in a maintenance agreement and seeks approximately $2.5 million in damages. We submitted a counterclaim for approximately $100,000 of costs related to storage, maintenance and insurance of the aircraft following the expiration of the lease. On March 1, 2019, the Southern District of New York Court denied Huntington’s motion for summary judgment. We initiated discovery; however, on May 16, 2019, the proceedings were stayed as a result of the Chapter 11 Cases. We have reached a settlement with Huntington to dismiss the claims upon mutually agreeable terms subject to Bankruptcy Court approval.
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
When the Company filed the Chapter 11 Cases on May 11, 2019, the litigation against the Company was automatically stayed. The case was not automatically stayed against the individual defendants, but the parties agreed to a briefing schedule and submitted a scheduling stipulation to the Southern District of Texas Court on July 22, 2019. The Court entered a scheduling order on September 5, 2019, and the Plaintiffs Consolidated Class Action Complaint is due on November 5, 2019. After the plaintiffs file their Consolidated Class Action Complaint, the defendants will have until January 6, 2020 to file responsive pleadings, including a motion to dismiss. The defendants believe that the claims are without merit and intend to vigorously defend against them.
Stockholder Derivative Complaint
On June 7, 2019, Marilyn DeVault filed a Stockholder Derivative Complaint against Thomas N. Amonett, Gaurdie Banister Jr., Ian A. Godden, Lori A. Gobillot, A. William Higgins, Thomas C. Knudson, Biggs C. Porter, Jonathan E. Baliff, Stephen A. King, Matthew Masters, David C. Gompert, Bruce H. Stover, L. Don Miller, and Brian J. Allman (the “Derivative Defendants”) in the United States District Court for the District of Delaware. The complaint alleges breaches of fiduciary duties and violations of Section 10(b) of the Securities Exchange Act of 1934 arising out of Company disclosures and failing to have adequate monitoring control processes related to non-financial covenants within certain of our secured financing and lease agreements. The complaint also alleges waste of corporate assets, gross mismanagement, and unjust enrichment. On July 19, 2019, the parties submitted a Joint Stipulation to stay the case pending the resolution of any motion to dismiss filed in the actions in the Southern District of Texas Court. The Southern District of Texas Court entered an order to stay the case pursuant to this stipulation on August 1, 2019. The Derivative Defendants believe that the claims are without merit and intend to vigorously defend against them.

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
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock was previously listed on the NYSE under the symbol “BRS.” As a result of our failure to satisfy the continued listing requirements of the NYSE, on May 13, 2019, our common stock was delisted from the NYSE. Since May 14, 2019, our common stock has been trading on the OTC Pink Marketplace maintained by the OTC Markets Group, Inc. under the symbol “BRSWQ.” As of October 25, 2019, there were 352 holders of record of our common stock. Upon emergence from the Chapter 11 process under the Amended Plan, our common stock will be cancelled without any distribution to holders of our existing equity interests.
In August 2017, we suspended our quarterly dividend as part of a broader plan of reducing costs and improving liquidity. The declaration of future dividends is at the discretion of our board of directors and subject to our results of operations, financial condition, cash requirements and other factors and restrictions under applicable law, and our debt agreements. In addition, the payment of any future dividends is restricted during the Chapter 11 process.
We did not repurchase any shares of our common stock during fiscal years 2019 or 2018.

The following graph compares the cumulative 5-year total shareholder return on our common stock relative to the cumulative total returns of the S&P 500 index, the PHLX Oil Service Sector index and the Simmons Offshore Transportation Services Group. We have included the Simmons Offshore Transportation Services Group as management reviews this data internally and believes that this comparison is most representative to our peer group. The graph assumes that the value of the investment in our common stock and in each of the indices (including reinvestment of dividends) was $100 on March 31, 2014 and tracks it through March 31, 2019.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among Bristow Group Inc., the S&P 500 Index, the PHLX Oil Service Sector Index,
and the Simmons Offshore Transportation Services Group

*$100 invested on March 31, 2014 in stock or index, including reinvestment of dividends.
Fiscal year ending March 31.

	March 31, 2014	March 31, 2015	March 31, 2016	March 31, 2017	March 31, 2018	March 31, 2019
Bristow Group Inc.	$100.00	$73.44	$26.33	$21.59	$18.64	$1.59
S&P 500 Index	$100.00	$112.73	$114.74	$134.45	$153.26	$167.81
PHLX Oil Service Sector Index	$100.00	$67.05	$57.47	$62.51	$50.81	$36.11
Simmons Offshore Transportation Services Group	$100.00	$65.03	$43.62	$45.21	$46.00	$38.84

Item 6. Selected Financial Data
The following table contains our selected historical consolidated financial data. You should read this table along with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related notes thereto, all of which are included elsewhere in this Annual Report.

	Fiscal Year Ended March 31,
	2019(1)	2018(2)(3)	2017(2)(4)	2016(2)(5)	2015(6)

	(In thousands, except per share data)
Statement of Income Data: (6)
Gross revenue	$1,369,662	$1,433,975	$1,388,082	$1,702,079	$1,847,609
Net income (loss) attributable to Bristow Group	$(336,847)	$(194,684)	$(169,562)	$(72,442)	$84,300
Basic earnings (loss) per common share	$(9.42)	$(5.52)	$(4.84)	$(2.12)	$2.40
Diluted earnings (loss) per common share	$(9.42)	$(5.52)	$(4.84)	$(2.12)	$2.37
Cash dividends declared per share	$—	$0.07	$0.28	$1.09	$1.28

	March 31,
	2019	2018	2017	2016	2015

	(In thousands)
Balance Sheet Data: (7)
Total assets	$2,652,599	$3,170,359	$3,118,230	$3,266,354	$3,230,720
Debt (8)	$1,448,624	$1,513,999	$1,293,364	$1,140,889	$864,422
_______________

(1)
Results for fiscal year 2019 include a loss on impairment of $117.2 million ($101.1 million, net of tax), $11.9 million ($11.0 million, net of tax) for organizational restructuring costs, $32.8 million ($25.9 million, net of tax) for transaction costs, $1.0 million ($0.8 million, net of tax) for CEO retirement costs and tax items of $62.7 million. Additional discussion of these items and other significant items in fiscal year 2019 is included under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Overview of Operating Results — Fiscal Year 2019 Compared to Fiscal Year 2018” included elsewhere in this Annual Report.

(2)	Results for prior years have been adjusted as discussed in Note 1 to the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

(3)
Results for fiscal year 2018 include an impairment of our investment in Líder of $85.7 million ($58.7 million, net of tax), $23.6 million ($17.6 million, net of tax) for organizational restructuring costs, $3.1 million ($2.1 million, net of tax) from early extinguishment of debt, impairment of inventories of $5.7 million ($4.6 million, net of tax) and tax items of $22.9 million. Additional discussion of these items and other significant items in fiscal year 2018 is included under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Overview of Operating Results — Fiscal Year 2019 Compared to Fiscal Year 2018” included elsewhere in this Annual Report.

(4)
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

(5)
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

(6)
Results for fiscal year 2015 include a gain on the sale of Helideck Certification Agency (“HCA”) of $3.9 million ($2.5 million, net of tax), impairment of inventories of $7.2 million ($5.7 million, net of tax) and $10.4 million ($8.0 million, net of tax) in additional depreciation due to fleet changes.

(7)
Results of operations and financial position of companies that we have acquired have been included beginning on the respective dates of acquisition and include Airnorth (January 2015) and Eastern Airways (February 2014). On November 1, 2017, we sold our 100% interest in Bristow Academy, Inc. (“Bristow Academy”) and on November 21, 2014, we sold our 50% interest in HCA.

(8)	Includes long-term debt and current maturities of long-term debt excluding unamortized debt issuance costs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with “Forward-Looking Statements,” Item 1A. “Risk Factors” and our Consolidated Financial Statements for fiscal years 2019, 2018 and 2017, and the related notes thereto, all of which are included elsewhere in this Annual Report.
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
On the Petition Date, the Debtors filed the Chapter 11 Cases in the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code. The Debtors’ Chapter 11 Cases are jointly administered under the caption In re: Bristow Group Inc., et al., Main Case No. 19-32713. The Debtors continue to operate their businesses and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On August 1, 2019, the Debtors filed with the Bankruptcy Court the Original Plan and the Disclosure Statement related thereto. On August 20, 2019, the Debtors filed with the Bankruptcy Court the Amended Plan and the Amended Disclosure Statement. On August 26, 2019, the Bankruptcy Court entered an order conditionally approving the Amended Disclosure Statement and approving the Debtors’ commencement of solicitation of votes on the Amended Plan. On September 16, 2019, the Debtors filed with the Bankruptcy Court a supplement to the Amended Plan, which included various documentation related to the Amended Plan, including, among other things, a form of warrant agreement, a form of registration rights agreement, a form of stockholders agreement and forms of organizational documents for the reorganized Company. Prior to the hearing to confirm the Amended Plan held on October 4, 2019, the Debtors filed additional documentation, including a partial list of the directors expected to be named to the reorganized Company and additional information about our post-emergence management incentive program. On October 8, 2019, the Bankruptcy Court entered the Confirmation Order approving the Amended Disclosure Statement and confirming the Amended Plan.
The Debtors expect that the Effective Date will occur as soon as all conditions precedent to the Amended Plan have been satisfied. Although the Debtors are targeting occurrence of the Effective Date as soon as reasonably practicable, the Debtors can make no assurances as to when, or ultimately if, the Amended Plan will become effective. It is also possible that technical amendments could be made to the Amended Plan prior to the Effective Date.
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
Our Strategy
Our goal is to strengthen our market position as the leading global industrial aviation services provider. To do this, we will pursue efficiencies and new opportunities in our core markets, address oversupply and market saturation by diversifying our portfolio, and drive innovation throughout our businesses and industry.
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
We intend to pursue value-added acquisitions with a focus on oil and gas transportation and search and rescue that not just make us bigger but better; that generate cost efficiencies that position us to thrive in an economy that is undergoing long-term structural change. We may also divest portions of our business or assets to narrow our product lines and reduce our operational footprint to reduce leverage and improve return on capital and liquidity. We also intend to continue to utilize portfolio and fleet optimization. Consistent with our ongoing process to rationalize and simplify our business and global aircraft fleet, we sold 11 aircraft for proceeds of $48.3 million during fiscal year 2018 and sold eight aircraft during fiscal year 2019 for $11.0 million. As of March 31, 2019, we had three aircraft held for sale and the average age of our fleet is approximately ten years. Since April 1, 2017, we have returned eleven Airbus H225s and nine Sikorsky S-92s to lessors. We intend to further reduce aircraft rent expense through lease rejections and contract amendments allowed under Chapter 11 protection. Also, we disposed of Eastern Airways on May 10, 2019.
Market Outlook
Our core business is providing industrial aviation services primarily to the worldwide offshore oil and gas industry. We also provide public and commercial SAR services and fixed wing transportation services. Our global operations and critical mass of helicopters provide us with geographic and customer diversity which helps mitigate risks associated with a single market or customer.
The oil and gas business environment has experienced significant volatility since fiscal year 2015. Brent crude oil prices declined from approximately $106 per barrel as of July 1, 2014 to a low of approximately $26 per barrel in February 2016. A recovery in Brent crude oil prices followed to approximately $77 per barrel as of June 27, 2018 with another decline to approximately $44 per barrel as of December 27, 2018. Brent crude oil prices were approximately $60 per barrel as of March 31, 2019. The decrease in oil prices beginning in fiscal year 2015 was driven by increased global supply primarily from unconventional oil resources in the U.S. Permian Basin and forecasts of reduced demand for crude oil resulting from weaker global economic growth in many regions of the world. The oil price decline negatively impacted the cash flow of our customers and resulted in their implementation of measures to reduce operational and capital costs, negatively impacting helicopter activity beginning in fiscal year 2015. These cost reductions have continued into fiscal year 2019 and have impacted both the offshore production and the offshore exploration activity of our customers resulting in a change in the industry with continued focus on supply chain efficiencies without a similar offsetting decease to our maintenance costs. The largest share of our revenue relates to oil and gas production; however, our largest contract, the U.K. SAR contract, is not directly impacted by declining oil prices. The significant drop in the price of crude oil resulted in the rescaling, delay or cancellation of planned offshore projects and has negatively impacted our operations and could continue to negatively impact our operations in future periods.
To further reduce costs and make offshore drilling more economical, the industry is implementing technology-driven solutions that could result in increased transportation needs initially but could result in decreased activity once complete. Recently, we have seen opportunities in market share gains rather than increased activity. Our oil and gas markets remain competitive as material cost reductions and technological improvements have taken place in the offshore supply chain. The continued volatility of oil prices combined with the excess supply of aircraft could continue to impact the price and demand for helicopters and may continue to have a material impact on our financial position, cash flow and results of operations.
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

•
We increased our financial flexibility by entering into new secured equipment financings that resulted in aggregate proceeds of $630 million funded in fiscal years 2017 and 2018. Additionally, in fiscal year 2018, we completed the sale of $143.8 million of the 4½% Convertible Senior Notes due 2023 (the “4½% Convertible Senior Notes”) and $350 million of the 8.75% Senior Secured Notes due 2023 (the “8.75% Senior Secured Notes”). In April 2018, we entered into a new asset-backed revolving credit facility (“ABL Facility”) as discussed in Note 5 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

•
We worked with our original equipment manufacturers (“OEMs”) to defer approximately $190 million of capital expenditures relating to fiscal years 2018 through 2020 into fiscal year 2020 and beyond and more recently deferred approximately $110 million in capital expenditures for fiscal years 2019 to 2023 into fiscal year 2024 and beyond. We achieved $136 million in cost recoveries from OEMs related to ongoing aircraft issues, of which $125 million was recovered in fiscal year 2018 and $11 million was recovered in May 2018.

•
We took significant steps to reduce general and administrative costs that included downsizing our corporate office and the size of our senior management team. We believe we are better positioned to win contracts because we are a more nimble, regionally focused and cost efficient business.

•
In August 2017, we suspended our quarterly dividend as part of a broader plan of reducing costs and improving liquidity. By suspending this $0.07 per share quarterly dividend, we expected to preserve approximately $10 million of cash annually.

Ultimately, however, given the continuing challenges in the offshore oil and gas industry and other matters impacting liquidity, the rate at which the Company’s cash position was declining began to increase, and the Company evaluated its strategic alternatives for the benefit of all its stakeholders, including its customers, employees, creditors and other investors. The fundamental shifts in the energy markets and in particular, offshore drilling, have required the Company to re-think its strategic business plan to restructure with an eye toward an inevitable consolidation in the market for helicopter services. While the Company has maintained its leading market share, industry demand has declined precipitously, rendering existing business models unsustainable and creating substantial overcapacity in the marketplace.
On the Petition Date, the Debtors filed the Chapter 11 Cases in the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code. The Debtors’ Chapter 11 Cases are jointly administered under the caption In re: Bristow Group Inc., et al., Main Case No. 19-32713. The Debtors continue to operate their businesses and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On August 1, 2019, the Debtors filed with the Bankruptcy Court the Original Plan and the Disclosure Statement related thereto. On August 20, 2019, the Debtors filed with the Bankruptcy Court the Amended Plan and the Amended Disclosure Statement. On August 26, 2019, the Bankruptcy Court entered an order conditionally approving the Amended Disclosure Statement and approving the Debtors’ commencement of solicitation of votes on the Amended Plan. On September 16, 2019, the Debtors filed with the Bankruptcy Court a supplement to the Amended Plan, which included various documentation related to the Amended Plan, including, among other things, a form of warrant agreement, a form of registration rights agreement, a form of stockholders agreement and forms of organizational documents for the reorganized Company. Prior to the hearing to confirm the Amended Plan held on October 4, 2019, the Debtors filed additional documentation, including a partial list of the directors expected to be named to the reorganized Company and additional information about our post-emergence management incentive program. On October 4, 2019, the Bankruptcy Court approved the Amended Disclosure Statement and indicated that it would confirm the Amended Plan. On October 8, 2019, the Bankruptcy Court entered the Confirmation Order approving the Amended Disclosure Statement and confirming the Amended Plan.
The Debtors expect that the Effective Date will occur as soon as all conditions precedent to the Amended Plan have been satisfied. Although the Debtors are targeting occurrence of the Effective Date as soon as reasonably practicable, the Debtors can make no assurances as to when, or ultimately if, the Amended Plan will become effective. It is also possible that technical amendments could be made to the Amended Plan prior to the Effective Date.
The effects of offshore oil and gas market pressures have been felt by nearly all companies in the helicopter service industry. Including the Debtors’ Chapter 11 Cases, there have been five large chapter 11 proceedings involving helicopter services and leasing companies in the last few years.
Recent Events
Restructuring Support Agreement — On May 10, 2019, we entered into the Initial RSA with (i) certain holders of the 8.75% Senior Secured Notes and (ii) the guarantors of the 8.75% Senior Secured Notes (the “Secured Guarantors”), to support a restructuring of the Company (the “Restructuring”). On June 27, 2019, we entered into an amendment and restatement of the Initial RSA. On July 24, 2019, we entered into the Second Amended RSA with a group of holders representing approximately 99.3% of the 8.75% Senior Secured Notes (the “Supporting Secured Noteholders”), the Secured Guarantors and a group of holders representing approximately 73.6% (the “Supporting Unsecured Noteholders” and, together with the Supporting Secured Noteholders, the “Supporting Noteholders”) of the 6¼% Senior Notes due 2022 (the “6¼% Senior Notes”) and the 4½% Convertible Senior Notes combined (together, the “Unsecured Notes”). The Second Amended RSA contemplates that we will implement the Restructuring on the amended terms set forth in the term sheet contained in an exhibit to the Second Amended RSA (the “Restructuring Term Sheet”) pursuant to the Chapter 11 plan and the various related transactions set forth in or contemplated by the Restructuring Term Sheet, the DIP Term Sheet (as defined herein) and the other restructuring documents attached to the Second Amended RSA.

Pursuant to the terms of the Second Amended RSA and the Restructuring Term Sheet:

•
holders of claims arising from the Unsecured Notes (the “Unsecured Notes Claims”) will receive their pro rata share of (i) if they are accredited investors, (x) new equity interests of the Company, as reorganized pursuant to the Chapter 11 plan (the “Reorganized Equity”) equal to 11% of the Reorganized Equity (“Unsecured Equity Pool”), subject to dilution for the management incentive plan (“MIP”) and (v) up to $347.5 million of the Rights Offering (the “Unsecured Rights”), or (ii) if they are not accredited investors, the Unsecured Cash Pool (as defined below) and, in each case, the Unsecured Notes will be cancelled and discharged;

•
holders of claims arising from the 8.75% Senior Secured Notes (the “Secured Notes Claims”) will receive payment of their Secured Notes Claims in full consisting of (i) cash equal to 97% of their Secured Notes Claims, plus (ii) their pro rata share of up to $37.5 million of the Rights Offering (the “Secured Rights”), and the 8.75% Senior Secured Notes will be cancelled and discharged;

•
holders of unsecured claims (other than the Unsecured Notes Claims and general unsecured trade vendor claims) (the “General Unsecured Claims”) will receive their pro rata share of (i) if they are accredited investors, at their option, (a) the Unsecured Equity Pool and (b) the Unsecured Rights or (ii) if they are accredited investors who decline the treatment set forth in the preceding clause (i) or if they are not accredited investors, cash in an amount agreed upon by the Company and the Required Backstop Parties (as defined in the Second Amended RSA) (the “Unsecured Cash Pool”), distributed pro rata to all holders of General Unsecured Claims who opt to receive cash under this clause (ii);

•
holders of claims under the 2019 Term Loan (as defined herein) shall either receive payment in cash in full or have their commitments with respect to the 2019 Term Loan replaced, or amended and reinstated, in any case secured by a first lien on substantially all assets of the Company, with the same maturity and interest rate as in the 2019 Term Loan, and the 2019 Term Loan will be cancelled and discharged;

•	holders of claims under the New DIP Facility are expected to be satisfied and discharged in full in exchange for Reorganized Equity;

•
an ad hoc group of holders of the Unsecured Notes (the “Unsecured Notes Ad Hoc Group”) and an ad hoc group of holders of the 8.75% Senior Secured Notes (the “Secured Notes Ad Hoc Group”) have agreed to backstop $347.5 million and $37.5 million, respectively, of a total $385 million new money rights offering (the “Rights Offering”) of the Reorganized Equity;

•	the existing equity interests in the Company will be cancelled and discharged;

•
the Secured Notes Ad Hoc Group and the Unsecured Notes Ad Hoc Group have filed a statement affirmatively supporting the Company’s Fiscal Year 2020 Performance Incentive Plan and Fiscal Year 2020 Non-Executive Incentive Plan in the form presented before the Bankruptcy Court;

•	between 5% and 10% of the Reorganized Equity on a fully diluted basis will be reserved for a Management Incentive Plan; and

•
the Debtors will conduct a marketing process to raise a senior secured or unsecured revolving, term loan or notes facility in an aggregate principal amount of at least $75 million, provided that such facility shall be used to repay the 2019 Term Loan in cash, in full.

The Second Amended RSA contains certain covenants on the part of each of the Company and the Supporting Noteholders, including limitations on the Supporting Noteholders’ ability to pursue alternative transactions, commitments by the Supporting Noteholders to vote in favor of the Chapter 11 plan and commitments of the Company and the Supporting Noteholders to negotiate in good faith to finalize the documents and agreements governing the Chapter 11 plan. The Second Amended RSA also provides for certain conditions to the obligations of the parties and for termination upon the occurrence of certain events, including without limitation, the failure to achieve certain milestones and certain breaches by the parties under the Second Amended RSA.
Term Loan Agreement — On May 10, 2019, we entered into a Term Loan Credit Agreement, dated the same date (the “Term Loan Agreement”), by and among the Company and Bristow Holdings Company Ltd. III (“BHC III”), as borrowers, certain subsidiaries of the Company as guarantors party thereto, the lenders from time to time party thereto (initially, certain holders of the 8.75% Senior Secured Notes), and Ankura Trust Company, LLC, as administrative agent (the “Term Loan Agent”), for a senior secured term loan of $75 million (the “2019 Term Loan”). Immediately upon entering into the Term Loan Agreement, and prior to the Petition Date, the Company and BHC III borrowed the full amount thereunder, the net proceeds of which may be used only in compliance with a cash flow forecast required pursuant to the terms of the Term Loan Agreement, which the Company expects will be used for general corporate purposes, including to fund the working capital and liquidity requirements of the Company during the pendency of the Chapter 11 Cases. The full principal amount of the 2019 Term Loan is due May 10, 2022. At the Company’s election, borrowings under the 2019 Term Loan will bear interest at either (x) the Eurodollar Rate (as defined in the Term Loan Agreement) plus 7% or (y) the Base Rate (as defined in the Term Loan Agreement) plus 6%. The initial borrowings under the 2019 Term Loan will be Eurodollar Rate loans with monthly interest payments. The 2019 Term Loan is secured by a lien on certain specified collateral, including, among other things, equity pledges of 35% of the equity interests in certain of the Company’s first-tier foreign subsidiaries (the remaining 65% of such entities have been previously pledged under the 8.75% Senior Secured Notes), 100% of the equity of BHC III and Bristow International Panama S. de RL, and two newly formed special-purpose vehicles, as well as a junior lien on certain collateral securing the 8.75% Senior Secured Notes. Pursuant to the DIP Order (as defined herein), the DIP Credit Agreement and the related collateral documents, liens on assets of the Debtors securing the obligations under the 2019 Term Loan will rank junior in priority to liens under the DIP Credit Agreement and liens on assets of the non-Debtor subsidiaries of the Company under the 2019 Term Loan will rank senior in priority to liens under the DIP Credit Agreement. The borrowers have the option in connection with the consummation of a Reorganization Plan (as defined in the Term Loan Agreement) that is satisfactory to the lenders to require that the 2019 Term Loan be converted into equity of the Company upon consummation of such Reorganization Plan, subject to certain conditions. The Term Loan Agreement contains customary pre-payment requirements.
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
On June 6, 2019, we entered into Amendment No. 1 to the Term Loan Agreement (the “First Term Loan Amendment”), dated the same date, by and among the Company, BHC III and the lenders party thereto. Among other things, the First Term Loan Amendment extended the deadline for delivery to the administrative agent and the lenders of (i) the annual audit report of the borrower and its subsidiaries for the fiscal year ended March 31, 2019 from 90 days to 120 days after the end of such fiscal year and (ii) monthly unaudited consolidated financial statements of the borrower and its subsidiaries from 10 days to 20 business days after the end of each month.
On August 22, 2019, we entered into Amendment No. 2 to the Term Loan Agreement (the “Second Term Loan Amendment”), dated the same date, by and among the Company, BHC III and the Term Loan Agent. The Second Term Loan Amendment amended the Term Loan Agreement in order to clarify the definition of Pledged Aircraft under the Term Loan Agreement.
On August 26, 2019, in connection with the entry into the DIP Credit Agreement, we entered into Amendment No. 3 to the Term Loan Agreement (the “Third Term Loan Amendment”), dated the same date, by and among the Company, BHC III, the lenders party thereto and the Term Loan Agent. The Third Term Loan Amendment amended the Term Loan Agreement in order to, among other things, permit the entry into the DIP Credit Agreement, the incurrence of indebtedness thereunder and the granting of related liens thereunder, and make certain other conforming changes.
On September 30, 2019, we entered into Amendment No. 4 to the Term Loan Agreement (the “Fourth Term Loan Amendment”), dated the same date, by and among the Company, BHC III and the Term Loan Agent. The Fourth Term Loan Amendment amended the Term Loan Agreement in order to extend the delivery dates (i) for the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2019 until October 31, 2019 and (ii) for the Company’s unaudited consolidated financial statements for each of the fiscal quarters ended June 30, 2019 and September 30, 2019 until December 31, 2019.
Debtor-in-Possession Commitment Letter — In connection with the Chapter 11 Cases and pursuant to a Commitment Letter, dated May 10, 2019, from the lenders party thereto and agreed to by the Company and BHC III (together, the “DIP Borrowers”), the Secured Notes Ad Hoc Group agreed to provide the DIP Borrowers with a superpriority senior secured debtor-in-possession credit facility in an aggregate principal amount of $75 million. On June 27, 2019, the DIP Borrowers entered into a new Commitment

Letter (the “New DIP Commitment Letter”) with the lenders party thereto, pursuant to which the Secured Notes Ad Hoc Group and the Unsecured Notes Ad Hoc Group agreed to provide the DIP Borrowers with a superpriority senior secured debtor-in-possession credit facility comprised of loans in an aggregate principal amount of $150 million (the “New DIP Facility”), on the terms set forth in the DIP Facility Term Sheet attached thereto (the “DIP Term Sheet”).
Rejection of HeliFleet Leases - During the Chapter 11 Cases, the Company identified cost savings to be achieved through a fleet reduction by eliminating leased helicopters that were idle, carried above-market lease payments or that could be replaced with other helicopters within Bristow’s fleet. On June 14, 2019, the Bankruptcy Court entered an order (the “HeliFleet Order”) authorizing the Debtors to reject nine separate Aircraft Lease Agreements, dated as of December 20, 2005 (as amended from time to time), entered into by Bristow U.S. LLC, as lessee, and HeliFleet 2013-01, LLC (“HeliFleet”), as lessor, expiring September 1, 2023 (the “HeliFleet Leases”). Under the HeliFleet Leases, HeliFleet was the lessor of nine S-76C+ helicopters (the “HeliFleet Helicopters”) and the engines installed thereon. Under the terms of the HeliFleet Order, Bristow U.S. LLC will return the HeliFleet Helicopters to HeliFleet.
Backstop Commitment Agreement — On July 24, 2019, the Company entered into a Backstop Commitment Agreement (the “Backstop Commitment Agreement”) with the other parties thereto (the “Commitment Parties”), pursuant to which the Commitment Parties have agreed to backstop a total $385 million new money rights offering (the “Rights Offering”) of new equity interests of the Company, as reorganized (the “Reorganized Company”) pursuant to the Amended Plan. In accordance with the Amended Plan and certain Rights Offering procedures filed as part of the Amended Plan, the Company will grant the Supporting Noteholders, including certain Commitment Parties who are Unsecured Noteholders (the “Unsecured Commitment Parties”) or Secured Noteholders (the “Secured Commitment Parties”), and holders of certain other unsecured claims (collectively with the Unsecured Noteholders, the “Unsecured Claims”), the right to purchase shares of common stock of the Reorganized Company (the “Common Shares”) and shares of Series A Convertible Preferred Stock of the Reorganized Company (the “Preferred Shares” and, together with the Common Shares, the “Rights Offering Shares”), which will be comprised of 91.825% of Common Shares and 8.175% of Preferred Shares, for an aggregate purchase price of, in the case of the Unsecured Claims, $347.5 million (the “Unsecured Rights Offering Amount”) and, in the case of the Secured Noteholders, $37.5 million (the “Secured Rights Offering Amount” and, together with the Unsecured Rights Offering Amount, the “Rights Offering Amount”)). Under the Backstop Commitment Agreement, the Commitment Parties have agreed to purchase any Rights Offering Shares that are not duly subscribed for pursuant to the Rights Offering (the “Unsubscribed Shares”) at the Per Equity Share Purchase Price (as defined in the Backstop Commitment Agreement).
Under the Backstop Commitment Agreement, the Debtors have agreed to pay (i) on the earlier of the closing date of the transactions contemplated by the Backstop Commitment Agreement or the termination of the Backstop Commitment Agreement, a backstop commitment fee (the “Backstop Commitment Fee”) in, at the election of the Commitment Parties, Common Shares or Preferred Shares equal to 10% of (a) the Unsecured Rights Offering Amount to the Unsecured Commitment Parties and (b) the Secured Rights Offering Amount to the Secured Commitment Parties and (ii) both as promptly as reasonably practicable after entry of the BCA Approval Order (as defined in the Backstop Commitment Agreement) and on a monthly basis thereafter, all reasonably incurred and documented professional fees of the Commitment Parties. In certain circumstances where the Backstop Commitment Agreement has been terminated, the Backstop Commitment Fee will be reduced to an amount in cash equal to 5% of the Rights Offering Amount. The Backstop Commitment Fee will be issued to the Commitment Parties pro rata based on the amount of their respective backstop commitments.
The rights to purchase Rights Offering Shares (excluding Unsubscribed Shares) in the Rights Offering will be issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to section 1145 of the Bankruptcy Code. A portion of the Common Shares issued in the Rights Offering will be issued in reliance upon such exemption, and a portion of the Common Shares and all of the Preferred Shares will be issued in reliance upon the exemption from registration under the Securities Act provided by Section 4(a)(2) thereof or another available exemption from registration thereunder. The offer and sale of the Unsubscribed Shares purchased by the Commitment Parties pursuant to the Backstop Commitment Agreement will be made in reliance upon the exemption from registration under the Securities Act provided by Section 4(a)(2) thereof or another available exemption from registration thereunder. As a condition to the closing of the transactions contemplated by the Backstop Commitment Agreement, the Reorganized Company will enter into a registration rights agreement with certain Commitment Parties requiring the Reorganized Company to register the Commitment Parties’ securities under the Securities Act.
The Commitment Parties’ commitments to backstop the Rights Offering and the other transactions contemplated by the Backstop Commitment Agreement are conditioned upon satisfaction of all applicable conditions set forth therein. The issuances of Rights Offering Shares pursuant to the Rights Offering and the Backstop Commitment Agreement are conditioned upon, among other things, confirmation of the Amended Plan by the Bankruptcy Court (which occurred on October 8, 2019) and the Amended Plan’s effectiveness.

On September 30, 2019, we entered into a limited waiver and amendment to the Backstop Commitment Agreement (the “BCA Amendment”), dated the same date, by and between the Company, on behalf of itself and each of the other Debtors, and certain Commitment Parties. The BCA Amendment extended the delivery dates (i) for the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2019 until October 31, 2019 and (ii) for the Company’s unaudited consolidated financial statements for each of the fiscal quarters ended June 30, 2019 and September 30, 2019 until December 31, 2019.
Debtor-in-Possession Credit Agreement — In connection with the Chapter 11 Cases and pursuant to the New DIP Commitment Letter, on July 25, 2019, the Debtors filed a motion seeking, among other things, interim and final approval of the proposed Superpriority Secured Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”) among the Company, as lead borrower, BHC III, as co-borrower (together with the Company, the “DIP Borrowers”), the other Debtors and guarantors party thereto and other guarantors from time to time party thereto (collectively, the “DIP Obligors”), the financial institutions or other entities from time to time party thereto, and Ankura Trust Company, LLC, as administrative agent and collateral agent (the “DIP Agent”). On August 21, 2019, the Bankruptcy Court entered a final order (the “DIP Order”), which, among other things, approved the DIP Credit Agreement, and on August 26, 2019, the Company entered into the DIP Credit Agreement. The DIP Credit Agreement contains the following terms:

•
a term loan facility in an aggregate principal amount of $150 million, the full amount of which was drawn at closing, the proceeds of which, net of applicable commitment fees, were deposited into an escrow account and pledged to the lenders to secure the obligations under the DIP Credit Agreement;

•
proceeds of the term loan facility may be used by the DIP Borrowers (i) to provide working capital to the Company and fund the costs of the administration of the Chapter 11 Cases and the consummation of the Approved Reorganization (as defined in the DIP Credit Agreement), (ii) to finance the Tender Offer (as defined herein) and to pay fees and expenses associated therewith and (iii) as otherwise agreed in writing by the lenders;

•
the maturity date of the DIP Credit Agreement is the earliest of (i) August 21, 2020, (ii) as directed by the lenders following and during the continuation of any event of default and (iii) the Effective Date;

•	interest will be payable monthly in arrears and will initially accrue at a rate per annum equal to the Eurodollar Rate (as defined in the DIP Credit Agreement) plus 6.00%;

•
the obligations and liabilities of the DIP Obligors owed to the DIP Agent and lenders under the DIP Credit Agreement and related loan documents will be entitled to joint and several super-priority administrative expense claims against the Company and the DIP Obligors that are Debtors in their respective Chapter 11 Cases, subject to limited exceptions provided for in the DIP Order and the DIP Credit Agreement, and will be secured by (i) a first priority security interest and lien on all unencumbered property of the Company and the DIP Obligors that are Debtors, subject to limited exceptions provided for in the DIP Credit Agreement and the DIP Order, (ii) a first priority, priming security interest and lien on all property of the Company and the DIP Obligors that are Debtors securing the 8.75% Senior Secured Notes and the 2019 Term Loan, subject to limited exceptions provided for in the DIP Order and the DIP Credit Agreement (the “Primed Liens”), (iii) a junior security interest and lien on the collateral securing the obligations of the non-Debtor subsidiaries of the Company pledged to secure such parties’ obligations under the 2019 Term Loan and on all property (other than property subject to the existing security interests of certain existing equipment financing facilities) of the Company and the DIP Obligors that are Debtors that is subject to (a) a valid, perfected and non-avoidable lien as of the Petition Date (other than the Primed Liens and liens relating to certain excluded aircraft) or (b) valid liens (other than the Primed Liens) that are perfected subsequent to the Petition Date, in each case subject to limited exceptions provided for in the DIP Order and in the DIP Credit Agreement; and

•	customary affirmative and negative covenants, prepayment events, events of default and other provisions.
On September 30, 2019, we entered into Amendment No. 1 to the DIP Credit Agreement (the “DIP Credit Agreement Amendment”), dated the same date, among the Company, BHC III and the DIP Agent. The DIP Credit Agreement Amendment amended the DIP Credit Agreement to extend the delivery dates (i) for the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2019 until October 31, 2019 and (ii) for the Company’s unaudited consolidated financial statements for each of the fiscal quarters ended June 30, 2019 and September 30, 2019 until December 31, 2019.
Tender Offer — On August 12, 2019, we commenced a tender offer (the “Tender Offer”) to purchase for cash our outstanding 8.75% Senior Secured Notes, up to an aggregate principal amount that will not result in an aggregate purchase price (including accrued and unpaid interest to, but not including, the settlement date) that exceeds $75,000,000. On September 11, 2019, we completed the Tender Offer, purchasing $74.8 million aggregate principal amount of the 8.75% Senior Secured Notes for $74.8 million, plus accrued and unpaid interest of $0.2 million, using borrowings under the DIP Credit Agreement.

Fiscal Year 2020 Incentive Plans — In connection with the Chapter 11 Cases, on August 22, 2019, the Bankruptcy Court entered an order approving the Company’s Fiscal Year 2020 Performance Incentive Plan and Fiscal Year 2020 Non-Executive Incentive Plan.
Replacement of Trustee — On September 11, 2019, the Company entered into the Seventh Supplemental Indenture, dated the same date (“Seventh Supplemental Indenture”), to the Indenture, dated as of June 17, 2008, among the Company, the guarantors named therein and U.S. Bank National Association (“U.S. Bank”), as trustee (the “Base Indenture”). Under the Seventh Supplemental Indenture, Wilmington Trust, National Association (“Wilmington Trust”) replaced U.S. Bank as trustee, registrar, paying agent, custodian, conversion agent and bid solicitation agent under the Base Indenture.
Omnibus Agreement — On October 3, 2019, the Company entered into an Omnibus Agreement (the “Omnibus Agreement”), dated the same date, among Bristow Equipment Leasing Ltd., as borrower, PK Transportation Finance Ireland Limited (“PK Transportation”), as lender, PK AirFinance S.à r.l. (“PK AirFinance”), as agent for the lender and as security trustee for the MAG Agent and the MAG Parties (each as defined in the PK Credit Agreement), PK AirFinance and PK Transportation. Pursuant to the Omnibus Agreement, among other matters, the parties have agreed, effective upon satisfaction of the conditions precedent set forth in the Omnibus Agreement (the “Omnibus Effective Date”), to amend the PK Credit Agreement to, among other things, extend the maturity date of the 24 loans made under the PK Credit Agreement by 18 months to January 27, 2025 and increase the principal amount of the loans in an aggregate amount of approximately $17.3 million. The Omnibus Agreement also updates the amortization schedule as of October 3, 2019 to provide that, among other things, only interest will be payable on the loans for the six months following the Omnibus Effective Date, with a balloon amount of approximately $104,.2 million due on the maturity date. If the loans are refinanced by full prepayment during the six-month period following the Effective Date, no prepayment penalty will be due. Each loan is secured by an aircraft which has been pledged as collateral for the loans.
The Omnibus Agreement also provides that the Borrower Guarantee and Indemnity Cap (as defined in the PK Credit Agreement) will be reduced by the amount of increased principal when paid. In addition, the Omnibus Agreement adjusts the information covenants under the PK Credit Agreement such that the Company shall provide a copy of the annual audit report for each fiscal year for the Company and its subsidiaries as soon as available and in any event within 90 days after the end of such fiscal year of the Company (or, in the case of the fiscal year ended March 31, 2019, by October 31, 2019), and quarterly financial statements of the Company and its subsidiaries within 45 days after the end of each fiscal quarter of the Company (or, in the case of each of the fiscal quarters ended June 30, 2019 and September 30, 2019, by December 31, 2019). In the Omnibus Agreement, PK Transportation also agreed to waive certain events of default arising from breaches of covenants in other agreements as a result of the Chapter 11 Cases and failure to provide its financial statements by their required due dates.
Macquarie Term Sheet — On October 3, 2019, the Bankruptcy Court approved a term sheet (the “Macquarie Term Sheet”) among the Company, as guarantor, Bristow U.S. LLC, as borrower and lessee, BriLog Leasing Ltd., as lessee, Macquarie Bank Limited, as administrative agent and security agent, Macquarie Leasing LLC, as lender and owner participant, and Macquarie Rotorcraft Leasing Holdings Limited, as owner participant, pursuant to which, among other matters, the parties agreed to enter into definitive documentation at emergence for an amendment to the term loan credit agreement, dated as of February 1, 2017, among Bristow U.S. LLC, the several banks, other financial institutions and other lenders from time to time party thereto and Macquarie Bank Limited, as administrative agent and as security agent (the “Macquarie Credit Agreement”). Such amendment will, among other things, extend the maturity date of the loan made under the Macquarie Credit Agreement by 12 months to March 6, 2023.
The definitive documentation contemplated by the Macquarie Term Sheet will also (a) adjust the information covenants under the Macquarie Credit Agreement such that the Company shall provide a copy of the annual audit report for each fiscal year for the Company and its subsidiaries as soon as available and in any event within 90 days after the end of such fiscal year of the Company (or, in the case of the fiscal year ended March 31, 2019, by October 31, 2019), and quarterly financial statements of the Company and its subsidiaries within 45 days after the end of each fiscal quarter of the Company (or, in the case of each of the fiscal quarters ended June 30, 2019 and September 30, 2019, by December 31, 2019) and (b) cause obligations under existing leases involving the parties to the Macquarie Term Sheet to be secured with the collateral securing the Macquarie Credit Agreement.
Exit Financing — On October 8, 2019, the Bankruptcy Court entered the Confirmation Order approving the Amended Disclosure Statement and confirming the Amended Plan. In addition to the Rights Offering, the Amended Plan contemplates that (i) the reorganized Company and/or certain other reorganized Debtors will enter into a new secured credit facility in an aggregate principal amount of up to $100 million (the “Exit Facility”) on the Effective Date and (ii) if the Debtors do not enter into the Exit Facility on or prior to the Effective Date, the reorganized Debtors will enter into a reinstated secured term loan facility in an aggregate principal amount of up to $75 million (the “Reinstated Facility”).
Going Concern — The significant risks and uncertainties related to the Chapter 11 Cases raise substantial doubt about the Company’s ability to continue as a going concern. In addition, each of the commencement of the Chapter 11 Cases and the delivery of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, as amended by the amendment thereto (the “Amended 10-K”), with a going concern qualification or explanation constituted an event of default under certain of our secured equipment financings, giving those secured equipment lenders the right to accelerate repayment of the applicable debt, subject to Chapter 11 protections, and triggering cross-default and/or cross-acceleration provisions in substantially all of our other debt instruments should that right to accelerate repayment be exercised. The Company expects to continue operations in the normal course during the pendency of the Chapter 11 Cases. The consolidated financial statements included herein have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty.
Eastern Airways and Humberside Airport — Bristow Helicopters, together with its legal and financial advisors, pursued various transactions to exit the Eastern Airways business, which made negative contributions to our Adjusted EBITDA in each of the last three fiscal years, including pursuing a sales process with several third parties over an extended period. On May 10, 2019, Bristow Helicopters completed the sale of all of the shares of Eastern Airways to Orient Industrial Holdings Limited (“OIHL”), an entity affiliated with Mr. Richard Lake, pursuant to a Sale and Purchase Agreement (the “EAIL Purchase Agreement”). Pursuant to the EAIL Purchase Agreement and related agreements, Bristow Helicopters contributed approximately £17.1 million to Eastern Airways as working capital, OIHL acquired Eastern Airways, Bristow Helicopters retained its controlling ownership of the shares in Humberside International Airport Limited that it previously held through Eastern Airways and certain intercompany balances between Bristow Helicopters and Eastern Airways were written off. As a result of the transaction, OIHL now owns and operates Eastern Airways, which had previously operated as a separate unit within Bristow Group, and Bristow Helicopters maintains its controlling interest in Humberside Airport, from which Bristow Helicopters provides U.K. search and rescue services.
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
Rejection and Deferral of Purchase of H175s — On May 1, 2019, we entered into an amendment to our agreement with Airbus Helicopters S.A.S. for the purchase of 22 H175 helicopters, which includes five aircraft that can be cancelled by us prior to the delivery dates. Pursuant to the amendment, the parties mutually agreed to postpone the delivery dates for such helicopters for 18 months from the previous schedule, with the first three helicopters now scheduled for delivery in the second half of fiscal year 2022. The postponement in deliveries resulted in various amendments to the payment terms under the purchase agreement including the deferral of approximately $110.0 million in capital expenditures scheduled for fiscal years 2019 to 2023 into fiscal years 2024 and beyond. Our capital commitments related to these H175 helicopters now total approximately $14.0 million for fiscal years 2020 and 2021. In connection with this amendment, the overall purchase price of these helicopters has been increased by $18.4 million to account for inflation. On October 3 2019, the Bankruptcy Court entered an order approving an agreement with Airbus Helicopters S.A.S. to reject our aircraft purchase contract for the 22 H175 helicopters.
Columbia Transaction — On November 9, 2018, we entered into a definitive agreement to acquire Columbia Helicopters Inc. (“Columbia”) for $496.75 million in cash and 6.2 million shares of common stock of the Company. On February 11, 2019, we announced that Bristow and Columbia mutually agreed to terminate our agreement to acquire Columbia. In connection with the termination, we paid $20 million to Columbia. Bristow, Columbia and Columbia’s shareholders agreed to release each other from all claims in connection with the purchase agreement and the related transactions.
CEO Transition — On November 9, 2018, the Company announced the retirement of Jonathan E. Baliff, who served as President and Chief Executive Officer of the Company. Mr. Baliff stepped down from the position of President effective November 9, 2018, while continuing to serve as Chief Executive Officer. Thomas N. Amonett, Vice-Chairman of the Board of Directors of Bristow (the “Board”), was appointed to serve as the interim President of the Company during the CEO transition process. On February 11, 2019, the Company entered into a Retirement and Consulting Agreement (the “Retirement and Consulting Agreement”) with Mr. Baliff. Under the Retirement and Consulting Agreement, Mr. Baliff ceased to serve as Chief Executive Officer of the Company and resigned from the Board effective February 28, 2019. Effective upon Mr. Baliff’s retirement and until the appointment of a new Chief Executive Officer, the Board named Mr. Amonett, the Vice-Chairman of the Board and interim President of the Company, to the additional role of interim Chief Executive Officer.
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
For further details, see Note 8 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.
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
Loss on impairment — Prior to September 30, 2018, we had been actively marketing our H225 aircraft with the expectation of a substantial return of the aircraft to oil and gas service. However, market conditions and more significantly, the recent development of alternative opportunities outside of our traditional oil and gas service for our H225 aircraft and our decision to pursue those opportunities during the three months ended September 30, 2018, indicated a substantial return to oil and gas service within our operations was not likely. Therefore, as of September 30, 2018, we concluded that cash flows associated with our H225 helicopters were largely independent from the cash flows associated with the remainder of our oil and gas related property and equipment (“oil and gas asset group”) and should be tested for impairment as a stand-alone asset group. In accordance with Accounting Standard Codification (“ASC”) 360-10, we performed an impairment analysis for our stand-alone H225 asset group and determined that the forecasted cash flows over the remaining useful life of the asset group were insufficient to recover the carrying value of the asset group. We determined the fair value of the H225 asset group to be $116.4 million and recorded an impairment charge of $87.5 million during fiscal year 2019. In addition, we performed a review of our H225 aircraft related inventory and recorded an impairment charge of $8.9 million during fiscal year 2019 to record the inventory at the lower of cost or net realizable value.
 The removal of the H225 aircraft from our oil and gas asset group and changes in our forecasted cash flows for that asset group as of September 30, 2018 indicated the need for the performance of a recoverability analysis of the oil and gas asset group. In accordance with ASC 360-10, we estimate future undiscounted cash flows to test the recoverability of our oil and gas asset group, which largely consists of our oil and gas related held for use aircraft. The determination of estimated future undiscounted cash flows required us to use significant unobservable inputs, including assumptions related to projected demand for services, rates and anticipated aircraft disposal values. We determined that the estimated future undiscounted cash flows exceeded the carrying value for our oil and gas asset group as of September 30, 2018, and no impairment was recorded on these assets. Future declines in operating performance, aircraft disposal values, anticipated business outlook, or projected aircraft deliveries currently accounted for as construction in progress may reduce our estimated future undiscounted cash flows and result in impairment of our oil and gas asset group.
 In addition, changes in our forecasted cash flows as of September 30, 2018 indicated the need for the performance of a recoverability analysis for the airline related assets of Eastern Airways. In accordance with ASC 360-10, we estimate future undiscounted cash flows to test the recoverability of the airline related assets of Eastern Airways for potential impairment. In accordance with ASC 360-10-35, we estimate future undiscounted cash flows to test the recoverability of the assets, which largely consists of our held for use aircraft and related rotable spare parts. The determination of estimated future undiscounted cash flows required us to use significant unobservable inputs, including assumptions related to projected demand for services and rates. We determined that the estimated future undiscounted cash flows were below the carrying value for our airline related assets of Eastern Airways as of September 30, 2018.  We determined the fair value of the asset group to be $20.5 million and recorded an impairment charge of $17.5 million during fiscal year 2019.  As part of our impairment review of the airline assets of Eastern Airways during fiscal year 2019, we recorded impairments of $3.0 million related to the remaining intangible assets and $0.3 million related to inventory.

The subsequent event filing of the Chapter 11 Cases, largely driven by the prolonged downturn in the offshore oil and gas industry, was identified as an indicator of potential impairment for conditions that could have existed at March 31, 2019, for our oil and gas asset group, necessitating the performance of a recoverability analysis of the oil and gas asset group. In accordance with ASC 360-10, we estimate future undiscounted cash flows to test the recoverability of our oil and gas asset group, which largely consists of our oil and gas related held for use aircraft. The determination of estimated future undiscounted cash flows required us to use significant unobservable inputs, including assumptions related to projected demand for services, rates and anticipated aircraft disposal values. We determined that the estimated future undiscounted cash flows exceeded the carrying value for our oil and gas asset group as of March 31, 2019, and no impairment was recorded on these assets. Future declines in operating performance, aircraft disposal values, anticipated business outlook, or projected aircraft deliveries currently accounted for as construction in progress may reduce our estimated future undiscounted cash flows and result in impairment of our oil and gas asset group. We will continue to assess the impact the Chapter 11 Cases will have on future recoverability analysis. In addition, we may elect to take certain actions allowed as a result of the Chapter 11 Cases which may have an adverse impact on our estimated future undiscounted cash flows, including the rejection of certain aircraft purchase contracts.
The sale of Eastern Airways on May 10, 2019, was identified as an indicator of potential impairment for conditions that could have existed at March 31, 2019, necessitating the performance of a recoverability analysis for the airline related assets of Eastern Airways. In accordance with ASC 360-10, we estimate future undiscounted cash flows to test the recoverability of the airline related assets of Eastern Airways for potential impairment. The determination of estimated future undiscounted cash flows required us to use significant unobservable inputs, including assumptions related to projected demand for services and rates. We determined that the estimated future undiscounted cash flows were below the carrying value for our airline related assets of Eastern Airways as of March 31, 2019. We determined the fair value of the asset group at March 31, 2019 to be consistent with those values utilized to record impairment charges at September 30, 2018, and therefore, no further impairment was required as of March 31, 2019.
No further triggers to review our assets for impairment exist as of March 31, 2019.
Fleet updates — As previously reported, on April 29, 2016, another company’s EC 225LP (also known as an H225LP) model helicopter crashed near Turøy outside of Bergen, Norway resulting in the EASA issuing airworthiness directives prohibiting flight of H225LP and AS332L2 model aircraft. On July 20, 2017, the U.K. CAA and NCAA issued safety and operational directives which detail the conditions to apply for the safe return to service of H225LP and AS332L2 model aircraft, where operators wish to do so. On July 5, 2018, the Accident Investigation Board Norway issued its final investigation report on the accident. The report cited a fatigue fracture within the epicyclic module of the main gear box as the cause of the accident, and issued safety recommendations in a number of areas, including gearbox design and certification requirements, failure tolerance, and continued airworthiness of the AS332L2 and the H225LP helicopters. We continue not to operate for commercial purposes our H225LP model aircraft, and we are carefully evaluating next steps for the H225LP model aircraft in our operations worldwide, with the safety of passengers and crews remaining our highest priority. In May 2019, we terminated our leases for four H225LP model aircraft that were included within our fleet as of March 31, 2019. Recent third-party market transactions and the development of alternative opportunities outside of our traditional oil and gas services for our H225 aircraft indicated a substantial return to oil and gas service within our operations was not likely. See Loss on Impairment above for further details.
Separately, our efforts to integrate AW189 aircraft into service for the U.K. SAR contract were successful with the fifth and final base operational on May 1, 2019. As a result of the delays due to a product improvement plan with the aircraft, the original acceptance of four AW189 aircraft were pushed to later dates. All four AW189s have been accepted and are in service.
During fiscal year 2018, we reached agreements with OEMs to recover $136.0 million related to ongoing aircraft issues mentioned above, of which $125.0 million was recovered during fiscal year 2018 and $11.0 million was recovered during fiscal year 2019. For further details on the accounting treatment, see Note 4 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.
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
Líder’s management has significantly decreased their future financial projections as a result of tender awards announced by Petrobras in early calendar year 2018. Petrobras represented 64% and 66% of Líder’s operating revenue in calendar years 2017 and 2016, respectively. This significant decline in future forecasted results, coupled with previous declining financial results, triggered our review of our investment in Líder for potential impairment as of March 31, 2018. Based on the estimated fair value of our investment, we recorded an $85.7 million impairment as of March 31, 2018. Our remaining investment in Líder as of March 31, 2019 is $50.8 million. Despite this impairment driven by an overall reduction in financial performance, Líder’s management expects to benefit from the recovery in the Brazilian market over the long-term. As of March 31, 2019, we have no aircraft on lease to Líder. In addition to uncertainty surrounding future financial performance, currency fluctuations continue to make it difficult to predict the earnings from our Líder investment. These currency fluctuations, which primarily do not impact Líder’s cash flow from operations, had a significant negative impact on Líder’s results in recent years, impacting our earnings (losses) from unconsolidated affiliates. Earnings (losses) from unconsolidated affiliates, net on our consolidated statements of operations, is included in calculating adjusted EBITDA, adjusted net income (loss) and adjusted diluted earnings (loss) per share.
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
We conduct business in various foreign countries, and as such, our cash flows and earnings are subject to fluctuations and related risks from changes in foreign currency exchange rates. During fiscal year 2019, our primary foreign currency exposure was related to the British pound sterling, the euro, the Australian dollar, the Norwegian kroner and the Nigerian naira and our unconsolidated affiliates foreign currency exposure is primarily related to the Brazilian real. For further details on this exposure and the related impact on our results of operations, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” and Note 1 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

Overview of Operating Results
Results for prior years have been adjusted as discussed in Note 1 to the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.
The following table presents our operating results and other statement of operations information for the applicable periods:

	Fiscal Years Ended March 31,		Favorable (Unfavorable)
	2019	2018

	(In thousands, except per share amounts, percentages and flight hours)
Gross revenue:
Operating revenue	$1,307,907	$1,373,437	$(65,530)	(4.8)%
Reimbursable revenue	61,755	60,538	1,217	2.0%
Total gross revenue	1,369,662	1,433,975	(64,313)	(4.5)%

Operating expense:
Direct cost	1,079,747	1,123,287	43,540	3.9%
Reimbursable expense	59,482	59,346	(136)	(0.2)%
Depreciation and amortization	124,899	124,042	(857)	(0.7)%
General and administrative	182,113	184,987	2,874	1.6%
Total operating expense	1,446,241	1,491,662	45,421	3.0%

Loss on impairment	(117,220)	(91,400)	(25,820)	(28.2)%
Loss on disposal of assets	(27,843)	(17,595)	(10,248)	(58.2)%
Earnings from unconsolidated affiliates, net of losses	4,317	18,699	(14,382)	(76.9)%

Operating loss	(217,325)	(147,983)	(69,342)	(46.9)%

Interest expense, net	(110,076)	(77,060)	(33,016)	(42.8)%
Other expense, net	(8,898)	(2,957)	(5,941)	*

Loss before benefit for income taxes	(336,299)	(228,000)	(108,299)	(47.5)%
Benefit for income taxes	161	30,891	(30,730)	(99.5)%

Net loss	(336,138)	(197,109)	(139,029)	(70.5)%
Net (income) loss attributable to noncontrolling interests	(709)	2,425	(3,134)	(129.2)%
Net loss attributable to Bristow Group	$(336,847)	$(194,684)	$(142,163)	(73.0)%

Diluted loss per common share	$(9.42)	$(5.52)	$(3.90)	(70.7)%
Operating margin (1)	(16.6)%	(10.8)%	(5.8)%	(53.7)%
Flight hours (2)	162,712	178,329	(15,617)	(8.8)%

Non-GAAP financial measures: (3)
Adjusted EBITDA	$92,837	$106,401	$(13,564)	(12.7)%
Adjusted EBITDA margin (1)	7.1%	7.7%	(0.6)%	(7.8)%
Adjusted net loss	$(112,994)	$(74,033)	$(38,961)	(52.6)%
Adjusted diluted loss per share	$(3.16)	$(2.10)	$(1.06)	(50.5)%

	Fiscal Years Ended March 31,		Favorable (Unfavorable)
	2018	2017

	(In thousands, except per share amounts, percentages and flight hours)
Gross revenue:
Operating revenue	$1,373,437	$1,335,430	$38,007	2.8%
Reimbursable revenue	60,538	52,652	7,886	15.0%
Total gross revenue	1,433,975	1,388,082	45,893	3.3%

Operating expense:
Direct cost	1,123,287	1,103,087	(20,200)	(1.8)%
Reimbursable expense	59,346	50,313	(9,033)	(18.0)%
Depreciation and amortization	124,042	118,748	(5,294)	(4.5)%
General and administrative	184,987	195,367	10,380	5.3%
Total operating expense	1,491,662	1,467,515	(24,147)	(1.6)%

Loss on impairment	(91,400)	(16,278)	(75,122)	*
Loss on disposal of assets	(17,595)	(14,499)	(3,096)	(21.4)%
Earnings from unconsolidated affiliates, net of losses	18,699	20,339	(1,640)	(8.1)%

Operating loss	(147,983)	(89,871)	(58,112)	(64.7)%

Interest expense, net	(77,060)	(49,919)	(27,141)	(54.4)%
Other expense, net	(2,957)	(3,538)	581	16.4%

Loss before benefit (provision) for income taxes	(228,000)	(143,328)	(84,672)	(59.1)%
Benefit (provision) for income taxes	30,891	(32,588)	63,479	*

Net loss	(197,109)	(175,916)	(21,193)	(12.0)%
Net loss attributable to noncontrolling interests	2,425	6,354	(3,929)	(61.8)%
Net loss attributable to Bristow Group	$(194,684)	$(169,562)	$(25,122)	(14.8)%

Diluted loss per common share	$(5.52)	$(4.84)	$(0.68)	(14.0)%
Operating margin (1)	(10.8)%	(6.7)%	(4.1)%	(61.2)%
Flight hours (2)	178,329	165,252	13,077	7.9%

Non-GAAP financial measures:(3)
Adjusted EBITDA	$106,401	$72,058	$34,343	47.7%
Adjusted EBITDA margin (1)	7.7%	5.4%	2.3%	42.6%
Adjusted net loss	$(74,033)	$(73,551)	$(482)	(0.7)%
Adjusted diluted loss per share	$(2.10)	$(2.10)	$—	—%
_______________
* percentage change too large to be meaningful or not applicable

(1)	Operating margin is calculated as operating income (loss) divided by operating revenue. Adjusted EBITDA margin is calculated as adjusted EBITDA divided by operating revenue.

(2)
Excludes flight hours from Bristow Academy and unconsolidated affiliates. Includes flight hours from Eastern Airways and Airnorth fixed wing operations in the U.K., Nigeria and Australia for fiscal years 2019, 2018 and 2017 of 35,773, 43,192 and 39,873, respectively.

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

	Fiscal Year Ended March 31,
	2019	2018	2017

	(In thousands, except per share amounts)
Net loss	$(336,138)	$(197,109)	$(175,916)
Loss on disposal of assets	27,843	17,595	14,499
Special items (i)	162,894	115,027	31,277
Depreciation and amortization	124,899	124,042	118,748
Interest expense	113,500	77,737	50,862
Provision (benefit) for income taxes	(161)	(30,891)	32,588
Adjusted EBITDA	$92,837	$106,401	$72,058

Benefit (provision) for income tax	$161	$30,891	$(32,588)
Tax benefit on loss on disposal of assets	(5,430)	42,943	(6,476)
Tax provision (benefit) on special items	38,546	(58,016)	49,342
Adjusted benefit for income tax	$33,277	$15,818	$10,278

Effective tax rate (ii)	—%	13.5%	(22.7)%
Adjusted effective tax rate (ii)	22.9%	17.1%	11.8%

Net loss attributable to Bristow Group	$(336,847)	$(194,684)	$(169,562)
Loss on disposal of assets (iii)	22,413	60,538	8,023
Special items (i) (iii)	201,440	60,113	87,988
Adjusted net loss	$(112,994)	$(74,033)	$(73,551)

Diluted loss per share	$(9.42)	$(5.52)	$(4.84)
Loss on disposal of assets (iii)	0.63	1.72	0.23
Special items (i) (iii)	5.64	1.70	2.51
Adjusted diluted loss per share (iv)	(3.16)	(2.10)	(2.10)
_______________

(i)	See information about special items during fiscal years 2019, 2018 and 2017 under “Fiscal Year 2019 Compared to Fiscal Year 2018” and “Fiscal Year 2018 Compared to Fiscal Year 2017” below.

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

(iv)
Adjusted diluted loss per share is calculated using the diluted weighted average number of shares outstanding of 35,740,933, 35,288,579 and 35,044,040 for fiscal years 2019, 2018 and 2017, respectively.

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
Adjusted net loss and adjusted diluted loss per share present our consolidated results excluding asset dispositions and special items that do not reflect the ordinary earnings of our operations. Adjusted benefit for income taxes excludes the tax impact of these items. We believe that these measures are useful supplemental measures because net loss and adjusted diluted loss per share include asset disposition effects and special items and benefit for income taxes include the tax impact of these items, and inclusion of these items does not reflect the ongoing operational earnings of our business.
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

The following table presents region adjusted EBITDA and adjusted EBITDA margin discussed in “— Region Operating Results,” and consolidated adjusted EBITDA and adjusted EBITDA margin for fiscal years 2019, 2018 and 2017:

	Fiscal Year Ended March 31,
	2019	2018	2017

	(In thousands, except percentages)
Adjusted EBITDA:
Europe Caspian	$74,924	$81,503	$45,163
Africa	29,285	52,419	51,553
Americas	32,267	41,984	40,926
Asia Pacific	(4,874)	(1,424)	(5,026)
Corporate and other	(38,765)	(68,081)	(60,558)
Consolidated adjusted EBITDA	$92,837	$106,401	$72,058

Adjusted EBITDA margin:
Europe Caspian	9.8%	10.6%	6.4%
Africa	18.7%	27.3%	25.8%
Americas	14.6%	18.6%	19.7%
Asia Pacific	(2.8)%	(0.7)%	(2.3)%
Consolidated adjusted EBITDA margin	7.1%	7.7%	5.4%
The following table presents reconciliation of adjusted EBITDA by region and adjusted EBITDA margin and rent expense by region for fiscal year 2019:

	Europe Caspian	Africa	Americas	Asia Pacific	Corporate and other	Loss on disposal of assets	Total

	(In thousands, except percentages)
Operating income (loss)	$12,874	$13,499	$3,530	$(23,645)	$(195,740)	$(27,843)	$(217,325)
Depreciation and amortization expense	50,737	16,113	28,300	16,735	13,014		124,899
Interest income	104	4	3	86	3,227		3,424
Other income (expense), net	(10,851)	(331)	176	(4,340)	6,448		(8,898)
Special items and loss on disposal of assets	22,060	—	258	6,290	134,286	27,843	190,737
Adjusted EBITDA	$74,924	$29,285	$32,267	$(4,874)	$(38,765)	$—	$92,837

Adjusted EBITDA margin	9.8%	18.7%	14.6%	(2.8)%			7.1%

Rent expense	$122,282	$9,657	$23,122	$31,040	$6,215		$192,316

The following table presents reconciliation of adjusted EBITDA by region and adjusted EBITDA margin and rent expense by region for fiscal year 2018:

	Europe Caspian	Africa	Americas	Asia Pacific	Corporate and other	Loss on disposal of assets	Total

	(In thousands, except percentages)
Operating income (loss)	$22,624	$32,326	$(72,083)	$(24,290)	$(88,965)	$(17,595)	$(147,983)
Depreciation and amortization expense	48,854	13,705	27,468	19,695	14,320		124,042
Interest income	17	90	107	89	374		677
Other income (expense), net	3,603	(1,720)	434	(795)	(4,479)		(2,957)
Special items and loss on disposal of assets	6,405	8,018	86,058	3,877	10,669	17,595	132,622
Adjusted EBITDA	$81,503	$52,419	$41,984	$(1,424)	$(68,081)	$—	$106,401

Adjusted EBITDA margin	10.6%	27.3%	18.6%	(0.7)%			7.7%

Rent expense	$134,158	$8,557	$24,920	$32,908	$8,148		$208,691
The following table presents reconciliation of adjusted EBITDA by region and adjusted EBITDA margin and rent expense by region for fiscal year 2017:

	Europe Caspian	Africa	Americas	Asia Pacific	Corporate and other	Loss on disposal of assets	Total

	(In thousands, except percentages)
Operating income (loss)	$14,665	$30,179	$5,198	$(20,870)	$(104,544)	$(14,499)	$(89,871)
Depreciation and amortization expense	39,511	16,664	32,727	19,091	10,755		118,748
Interest income	23	417	106	136	261		943
Other income (expense), net	(19,142)	(147)	1,648	(427)	14,530		(3,538)
Special items and loss on disposal of assets	10,106	4,440	1,247	(2,956)	18,440	14,499	45,776
Adjusted EBITDA	$45,163	$51,553	$40,926	$(5,026)	$(60,558)	$—	$72,058

Adjusted EBITDA margin	6.4%	25.8%	19.7%	(2.3)%			5.4%

Rent expense	$134,072	$8,101	$23,015	$39,759	$7,661		$212,608
Fiscal Year 2019 Compared to Fiscal Year 2018
Operating revenue from external customers by line of service was as follows:

	Fiscal Year Ended March 31,		Favorable (Unfavorable)
	2019	2018

	(In thousands, except percentages)
Oil and gas services	$877,938	$936,475	$(58,537)	(6.3)%
U.K. SAR services	232,722	222,965	9,757	4.4%
Fixed wing services	195,412	209,719	(14,307)	(6.8)%
Corporate and other	1,835	4,278	(2,443)	(57.1)%
Total operating revenue	$1,307,907	$1,373,437	$(65,530)	(4.8)%
We reported a net loss of $336.8 million and $194.7 million and a diluted loss per share of $9.42 and $5.52 for fiscal years 2019 and 2018, respectively. The year-over-year increase in net loss and diluted loss per share was primarily driven by a decrease in revenue, higher interest expense, lower benefit for income taxes, increased loss due to impairment and disposal of assets, lower earnings from unconsolidated affiliates and increased other expense, partially offset by lower direct cost and general and administrative expense.
Revenue decreased 4.5%, or $64.3 million, year-over-year, primarily driven by a decrease in oil and gas services and fixed wing services. Our oil and gas services experienced declines in our Africa region, Asia Pacific region, U.K. operations within our Europe Caspian region and Canada operations within our Americas region. Our fixed wing services experienced declines at Eastern Airways and Airnorth. The decreases in oil and gas services and fixed wing services were partially offset by an increase in U.K. SAR services revenue primarily due to a one-time benefit of $7.6 million in OEM cost recoveries recognized in fiscal year 2019. See further discussion of operating revenue by region under “— Region Operating Results.” In addition to operational impacts, revenue was negatively affected by $17.2 million in fiscal year 2019 compared to fiscal year 2018 due to changes in foreign currency exchange rates. On May 10, 2019, we sold Eastern Airways. See further discussion of the sale under “— Recent Events.”
Interest expense, net, increased 42.8%, or $33.0 million, year-over-year primarily due to an increase in borrowings and an increase in amortization of debt discount, partially offset by an increase in interest income as a result of an increase in cash and cash invested at higher rates. Additionally, during fiscal year 2018, we wrote-off $3.0 million of deferred financing fees related to the early extinguishment of debt, which did not recur in fiscal year 2019.
Benefit for income taxes decreased $30.7 million year-over-year primarily due to valuation allowances on deferred tax assets in fiscal year 2019 compared to benefits related to the revaluation of net deferred tax liabilities to a lower tax rate as a result of the Tax Cuts and Jobs Act (the “Act”), partially offset by the impact of the one-time transition tax on the repatriation of foreign earnings under the Act in fiscal year 2018. For further details on income tax expense, see “— Region Operating Results — Taxes” included elsewhere in this Annual Report.
Loss on impairment for fiscal year 2019 includes $87.5 million and $8.9 million impairment of H225 aircraft and inventory, respectively, and $20.8 million impairment of Eastern Airways assets, including $17.5 million, $3.0 million and $0.3 million for aircraft and equipment, intangible assets and inventory, respectively. Loss on impairment for fiscal year 2018 includes an $85.7 million impairment of our investment in Líder and $5.7 million of inventory impairments.
Loss on disposal of assets increased $10.2 million to a loss of $27.8 million for fiscal year 2019 from a loss of $17.6 million for fiscal year 2018. The loss on disposal of assets in fiscal year 2019 included $14.7 million of contract termination costs for an aircraft purchase contract that was terminated and aircraft options that were cancelled, $8.1 million for impairment of assets held for sale and a loss of $5.0 million from the sale or disposal of aircraft and other equipment. The loss on disposal of assets in fiscal year 2018 included impairment charges of $8.7 million related to assets held for sale, a loss of $1.7 million from the sale or disposal of aircraft and other equipment and a $7.2 million impairment and loss on disposal related to the Bristow Academy sale.
Earnings from unconsolidated affiliates, net of losses, decreased $14.4 million to earnings of $4.3 million for fiscal year 2019 from earnings of $18.7 million in fiscal year 2018. The decrease primarily resulted from losses from our investment in Líder of $2.1 million for fiscal year 2019 compared to earnings of $7.2 million in fiscal year 2018 primarily due to a decline in activity and an unfavorable impact of foreign currency exchange rates. Our earnings from Líder in fiscal years 2019 and 2018 were reduced by the unfavorable impact of foreign currency exchange rate changes of $4.2 million and $2.0 million, respectively. Also, our earnings from our investment in Cougar decreased $5.0 million from fiscal year 2019 to fiscal year 2018 due to a decline in activity.
Direct cost decreased 3.9%, or $43.5 million, year-over-year, primarily due to a $41.3 million reduction in salaries and benefits from lower headcount across all regions as a result of organizational restructuring efforts and a $15.5 million decrease in rent expense from the return of leased aircraft, partially offset by a $9.9 million increase in fuel primarily resulting from an increase in fuel prices and a $3.4 million increase in various other direct costs.
General and administrative expense decreased 1.6%, or $2.9 million, year-over-year, primarily due to a $25.0 million decrease in compensation expense (primarily due to decreases of $14.8 million in short-term and long-term incentive compensation costs and $7.6 million and $2.6 million in severance costs and salaries and benefits, respectively, due to a reduction in headcount across all regions from organizational restructuring efforts) and an $11.0 million decrease in information technology, travel, training and various other expenses. These decreases were mostly offset by a $13.1 million increase in professional fees incurred in fiscal year 2019 for the Columbia transaction and related financing transactions and a $20.0 million termination fee paid in February 2019.
Other expense, net increased $5.9 million primarily due to higher foreign currency transaction losses in fiscal year 2019 and an increase in pension related costs in fiscal year 2019. For further details on other income (expense), net, see “— Region Operating Results — Other Income (Expense), Net” included elsewhere in this Annual Report.
Fiscal year 2019 results benefited from the realization of $18.9 million of OEM cost recoveries realized as a one-time benefit of $7.6 million in U.K. SAR operating revenue, a $7.9 million reduction in rent expense (included in direct cost) and a $3.4 million reduction in direct cost. Fiscal year 2018 benefited from a reduction in rent expense of $16.6 million included in direct costs related to OEM cost recoveries. For further details, see Note 4 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.
The net loss for fiscal year 2019 was significantly impacted by the following special items:

•	Loss on impairment totaling $117.2 million ($101.1 million net of tax), or $2.83 per share, including:

◦	$87.5 million and $8.9 million impairment of H225 aircraft and inventory, respectively, and

◦	$20.8 million impairment of Eastern Airways assets, including $17.5 million, $3.0 million and $0.3 million for aircraft and equipment, intangible assets and inventory, respectively,

•	Non-cash tax expense of $62.7 million, or $1.75 per share, including $51.0 million from valuation allowances on deferred tax assets and $11.6 million from the Act,

•
Transaction costs of $32.8 million ($25.9 million net of tax), or $0.72 per share, included in general and administrative expense, resulting from the Columbia transaction and related financing transactions, including a $20.0 million termination fee paid in February 2019,

•
Organizational restructuring costs of $11.9 million ($11.0 million net of tax), or $0.31 per share, included in direct cost and general and administrative expense, resulting from separation programs across our global organization designed to increase efficiency and reduce costs, and

•	CEO retirement costs of $1.0 million ($0.8 million net of tax), or $0.02 per share, included in general and administrative expense.
Excluding the special items described above and the loss on disposal of assets, adjusted net loss and adjusted diluted loss per share were $113.0 million and $3.16, respectively, for fiscal year 2019. These adjusted results compare to adjusted net loss and adjusted diluted loss per share of $74.0 million and $2.10, respectively, for fiscal year 2018. Adjusted EBITDA decreased to $92.8 million in fiscal year 2019 from $106.4 million in fiscal year 2018.
The year-over-year change in adjusted EBITDA was primarily driven by the decline in oil and gas revenue and lower earnings from unconsolidated affiliates in fiscal year 2019, partially offset by a decrease in direct costs and general and administrative expense. The year-over-year change in adjusted net loss and adjusted diluted loss per share was impacted by the same items that impacted adjusted EBITDA as well as higher interest expense, partially offset by a more favorable adjusted effective tax rate in fiscal year 2019.
The table below presents the year-over-year impact of changes in foreign currency exchange rates.

	Fiscal Years Ended March 31,		Favorable (Unfavorable)
	2019	2018

	(in thousands, except per share amounts)
Revenue impact			$(17,233)
Operating expense impact			22,847
Year-over-year income statement translation			5,614

Transaction losses included in other income (expense), net	$(5,163)	$(2,580)	(2,583)
Líder foreign exchange impact included in earnings from unconsolidated affiliates	(4,163)	(1,956)	(2,207)
Total	$(9,326)	$(4,536)	(4,790)

Pre-tax income statement impact			824
Less: Foreign exchange impact on depreciation and amortization and interest expense			146
Adjusted EBITDA impact			$970

Net income impact (tax affected)			$1,134
Earnings per share impact			$0.03

As discussed above, our results for fiscal year 2019 were impacted by a number of special items. In fiscal year 2018, special items that impacted our results included organizational restructuring costs, loss on impairment (investment in unconsolidated affiliates and inventory), early extinguishment of debt and tax items. For further details on the special items impacting fiscal year 2018, see “— Fiscal Year 2018 Compared to Fiscal Year 2017” below. The items noted in fiscal years 2019 and 2018 have been identified as special items as they are not considered by management to be part of ongoing operations when assessing and measuring the operational and financial performance of the Company. The impact of these items on adjusted EBITDA, adjusted net loss and adjusted diluted loss per share is as follows:

	Fiscal Year Ended March 31, 2019
	Adjusted EBITDA	Adjusted Net Loss	Adjusted Diluted Loss Per Share

	(In thousands, except per share amounts)
Loss on impairment	$117,220	$101,105	$2.83
Transaction cost	32,800	25,912	0.72
Organizational restructuring costs	11,897	10,984	0.31
CEO retirement cost	977	772	0.02
Tax items	—	62,667	1.75
Total special items	$162,894	$201,440	5.64

	Fiscal Year Ended March 31, 2018
	Adjusted EBITDA	Adjusted Net Loss	Adjusted Diluted Loss Per Share

	(In thousands, except per share amounts)
Loss on impairment	$91,400	$63,222	$1.79
Organizational restructuring costs	23,627	17,633	0.50
Early extinguishment of debt	—	2,123	0.06
Tax items	—	(22,865)	(0.65)
Total special items	$115,027	$60,113	1.70

Fiscal Year 2018 Compared to Fiscal Year 2017
Operating revenue from external customers by line of service was as follows:

	Fiscal Year Ended March 31,		Favorable (Unfavorable)
	2018	2017

	(In thousands, except percentages)
Oil and gas services	$936,475	$944,229	$(7,754)	(0.8)%
U.K. SAR services	222,965	189,555	33,410	17.6%
Fixed wing services	209,719	191,609	18,110	9.5%
Corporate and other	4,278	10,037	(5,759)	(57.4)%
Total operating revenue	$1,373,437	$1,335,430	$38,007	2.8%
We reported a net loss of $194.7 million and $169.6 million and a diluted loss per share of $5.52 and $4.84 for fiscal years 2018 and 2017, respectively. The year-over-year increase in net loss and diluted loss per share was primarily driven by a higher loss on impairment, a decline in oil and gas services revenue and higher interest expense. These unfavorable changes were partially offset by higher revenue from U.K. SAR and fixed wing services in fiscal year 2018 discussed below, a tax benefit in fiscal year 2018 compared to tax expense in fiscal year 2017 and a decrease in general and administrative expense.
Revenue increased 3.3%, or $45.9 million, year-over-year, primarily driven by the increase in U.K. SAR services revenue due to additional bases coming online in fiscal years 2017 and 2018 and the increase in operating revenue from our fixed wing services in our Europe Caspian, Asia Pacific and Africa regions. These increases were partially offset by a decrease in our oil and gas services driven by declines in our Africa and Asia Pacific regions, partially offset by increases in oil and gas services in our Americas and Europe Caspian regions. See further discussion of operating revenue by region under “— Region Operating Results.” In addition to operational impacts, changes in foreign currency exchange rates during fiscal year 2018 resulted in $14.2 million of the increase year-over-year in gross revenue.
Interest expense, net, increased 54.4%, or $27.1 million, year-over-year, primarily due to an increase in interest expense resulting from an increase in borrowings at higher borrowing rates and a decrease in capitalized interest resulting from lower average construction in progress. Additionally, during fiscal year 2018, we wrote-off $3.0 million of deferred financing fees related to the early extinguishment of debt.
Benefit (provision) for income taxes increased $63.5 million year-over-year, primarily due to revaluation of net deferred tax liabilities to a lower tax rate as a result of the Act and net reversal of valuation allowances on deferred tax assets. These benefits were partially offset by the impact of the one-time transition tax on the repatriation of foreign earnings under the Act and a one-time non-cash tax expense due to the repositioning of certain aircraft from one tax jurisdiction to another related to recent financing transactions. For further details on income tax expense, see “— Region Operating Results — Taxes” included elsewhere in this Annual Report.
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
Earnings from unconsolidated affiliates, net of losses, decreased $1.6 million to earnings of $18.7 million for fiscal year 2018 from earnings of $20.3 million in fiscal year 2017. The decrease primarily resulted from reduced earnings from our investments in Cougar of $1.5 million (primarily due to a decline in activity), and Líder of $0.9 million (primarily due to a decline in activity, partially offset by less of an unfavorable impact of foreign currency exchange rates), partially offset by higher dividend received from our investment in Petroleum Air Services of $0.5 million. Our earnings from Líder in fiscal years 2018 and 2017 were reduced by the unfavorable impact of foreign currency exchange rate changes of $2.0 million and $3.2 million, respectively.
Direct costs increased 1.8%, or $20.2 million, year-over-year, primarily due to a $21.4 increase in maintenance expense and a $13.7 million increase in fuel, both of which are primarily due to an increase in activity, partially offset by a $6.1 million decrease in freight costs due to higher shipping costs incurred during fiscal year 2017 in our Africa region to move aircraft back to the U.S. to be sold, a $5.7 million decrease in rent expense primarily due to OEM credits and $3.1 million decrease in various other costs.

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
General and administrative expense decreased 5.3%, or $10.4 million, year-over-year, primarily due to a $7.2 million decrease in compensation expense from lower salaries and benefits due to a reduction in corporate headcount and a $5.3 million decrease in professional fees, partially offset by a $2.1 million increase in various other costs primarily including rent expense.
Other expense, net decreased $0.6 million to other expense of $3.0 million for fiscal year 2018 compared to other expense of $3.5 million for fiscal year 2017 primarily due to lower pension related costs in fiscal year 2018 compared to fiscal year 2017. For further details on other income (expense), net, see “— Region Operating Results — Other Income (Expense), Net” included elsewhere in this Annual Report.
The net loss for fiscal year 2018 was significantly impacted by the following items:

•	Loss on impairment totaling $91.4 million, including:

▪	Impairment of investment in unconsolidated affiliates of $85.7 million ($58.7 million net of tax) related to impairment of our investment in Líder, and

▪	Impairment of inventories of $5.7 million ($4.6 million net of tax);

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

Excluding the special items described above and the loss on disposal of assets, adjusted net loss and adjusted diluted loss per share were $74.0 million and $2.10, respectively, for fiscal year 2018. These adjusted results compare to adjusted net loss and adjusted diluted loss per share of $73.6 million and $2.10, respectively, for fiscal year 2017. Adjusted EBITDA increased to $106.4 million in fiscal year 2018 from $72.1 million in fiscal year 2017.
The year-over-year increase in adjusted EBITDA was primarily driven by higher revenue from U.K. SAR and fixed wing services in fiscal year 2018 and a decrease in general and administrative expense primarily from lower salaries and benefits in fiscal year 2018, partially offset by the decline in oil and gas revenue. Adjusted net loss and diluted earnings per share were impacted by the same items that impacted adjusted EBITDA, as well as increased tax benefit offset by higher interest expense. Results for fiscal year 2018 were also positively impacted by a reduction in rent expense of $16.6 million included in direct costs related to OEM cost recoveries.

The table below presents the year-over-year impact of changes in foreign currency exchange rates.

	Fiscal years ended March 31,		Favorable (Unfavorable)
	2018	2017

	(in thousands, except per share amounts)
Revenue impact			$14,150
Operating expense impact			(16,178)
Year-over-year income statement translation			(2,028)

Transaction gains (losses) included in other income (expense), net	$(2,580)	$(2,948)	368
Líder foreign exchange impact included in earnings from unconsolidated affiliates	(1,956)	(3,193)	1,237
Total	$(4,536)	$(6,141)	1,605

Pre-tax income statement impact			(423)
Less: Foreign exchange impact on depreciation and amortization and interest expense			1,282
Adjusted EBITDA impact			$859

Net income impact (tax affected)			$2,993
Earnings per share impact			$0.08
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

	Fiscal Year Ended March 31, 2017
	Adjusted EBITDA	Adjusted Net Income	Adjusted Diluted Loss Per Share

	(In thousands, except per share amounts)
Organizational restructuring costs	$20,897	$14,998	$0.43
Additional depreciation expense resulting from fleet changes	—	6,843	0.19
Loss on impairment	16,278	12,566	0.35
Reversal of Airnorth contingent consideration	(5,898)	(5,898)	(0.17)
Tax items	—	59,479	1.70
Total special items	$31,277	$87,988	2.51

Region Operating Results
The following tables set forth certain operating information for the regions comprising our industrial aviation services segment. Intercompany lease revenue and expense are eliminated from our segment reporting, and depreciation expense of aircraft is presented in the region that operates the aircraft.
Set forth below is a discussion of operations of our regions. Our consolidated results are discussed under “— Overview of Operating Results” above.
Europe Caspian

	Fiscal Year Ended March 31,			Favorable (Unfavorable)
	2019	2018	2017	2019 vs 2018		2018 vs 2017

	(In thousands, except percentages)
Operating revenue	$764,496	$765,412	$710,581	$(916)	(0.1)%	$54,831	7.7%
Earnings from unconsolidated affiliates, net of losses	$161	$191	$273	$(30)	(15.7)%	$(82)	(30.0)%
Operating income	$12,874	$22,624	$14,665	$(9,750)	(43.1)%	$7,959	54.3%
Operating margin	1.7%	3.0%	2.1%	(1.3)%	(43.3)%	0.9%	42.9%
Adjusted EBITDA	$74,924	$81,503	$45,163	$(6,579)	(8.1)%	$36,340	80.5%
Adjusted EBITDA margin	9.8%	10.6%	6.4%	(0.8)%	(7.5)%	4.2%	65.6%
Rent expense	$122,282	$134,158	$134,072	$11,876	8.9%	$(86)	(0.1)%
Loss on impairment	$20,801	$4,525	$8,706	$(16,276)	*	$4,181	48.0%
_______________
* percentage change too large to be meaningful or not applicable
The Europe Caspian region comprises all of our operations and affiliates in Europe, including oil and gas operations in the U.K. and Norway, Eastern Airways fixed wing operations and public sector SAR operations in the U.K. and our operations in Turkmenistan.
Fiscal Year 2019 Compared to Fiscal Year 2018
Operating revenue decreased year-over-year primarily due to an increase of $9.8 million from U.K. SAR, including a one-time $7.6 million benefit from OEM cost recoveries and $9.6 million in Norway as a result of increased activity, mostly offset by an $13.0 million decrease in U.K. oil and gas as a result of decreased activity and a $9.3 million decrease from Eastern Airways as a result of decreased activity. Eastern Airways contributed $109.2 million and $118.5 million in operating revenue for fiscal years 2019 and 2018, respectively. A substantial portion of our revenue in the Europe Caspian region is contracted in the British pound sterling, which depreciated against the U.S. dollar in fiscal year 2019. As a result, included within the amounts of operational impacts described above, revenue was negatively impacted by $8.0 million in fiscal year 2019 compared to fiscal year 2018.
In addition to the $7.6 million of OEM cost recoveries discussed above, fiscal year 2019 benefited from OEM cost recoveries related to ongoing aircraft issues that resulted in a $4.9 million reduction in rent expense (included in direct cost) and a $3.4 million reduction in direct cost. Fiscal year 2018 benefited from OEM cost recoveries that resulted in a $9.9 million reduction in rent expense (included in direct cost).
We recorded foreign currency exchange losses of $7.2 million in fiscal year 2019 and foreign currency exchange gains of $4.3 million in fiscal year 2018 from the revaluation of assets and liabilities on British pound sterling functional currency entities as of March 31, 2019 and 2018, respectively, which is recorded in other income (expense), net and included in adjusted EBITDA. Net of translation and revaluation impacts, adjusted EBITDA was negatively impacted by $11.8 million and positively impacted by $9.2 million resulting from the changes in foreign currency exchange rates during fiscal years 2019 and 2018, respectively. A further weakening or strengthening of the British pound sterling could result in additional foreign currency exchange volatility in future periods.
During fiscal year 2019, we recorded $20.8 million for impairment of Eastern Airways assets, including $17.5 million, $3.0 million and $0.3 million for aircraft and equipment, intangible assets and inventory, respectively. During fiscal year 2018, we recorded inventory impairment charges of $4.5 million at Eastern Airways. These charges were recorded as a direct reduction in the value of spare parts inventory to record them at net realizable value. The impairments recorded in fiscal years 2019 and 2018 are included in operating income but were adjusted for in our calculation of adjusted EBITDA. For further details, see Notes 1 and 4 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report. Also, we recorded severance expense related to organizational restructuring efforts of $1.3 million and $1.9 million for fiscal years 2019 and 2018, respectively, which is excluded from adjusted EBITDA and adjusted EBITDA margin.
The decrease in operating income and operating margin from fiscal year 2018 was primarily due to the increase in impairments of Eastern Airways assets discussed above, partially offset by the increase in revenue discussed above and the larger benefit from OEM cost recoveries in fiscal year 2019. Adjusted EBITDA and adjusted EBITDA margin decreased in fiscal year 2019 primarily due to the unfavorable year-over-year impacts from changes in foreign currency exchange rates and decrease in operating revenue, partially offset by the larger benefit from OEM cost recoveries in fiscal year 2019. Eastern Airways contributed a negative $17.3 million and negative $6.9 million in adjusted EBITDA for fiscal years 2018 and 2017, respectively.
On May 10, 2019, we sold Eastern Airways. For further details, see “— Recent Events” above.
Fiscal Year 2018 Compared to Fiscal Year 2017
Operating revenue increased $54.8 million year-over-year, primarily from an increase in Norway of $35.6 million due to an increase in activity and short-term contracts, an increase of $33.4 million from the start-up of U.K. SAR bases, a favorable year-over-year impact of changes in foreign currency exchange rates of $11.4 million and an increase in fixed wing revenue of $8.1 million. Partially offsetting these increases was a decrease in U.K. oil and gas revenue of $33.8 million resulting from the continued impact of the industry downturn on drilling activity. Eastern Airways contributed $118.5 million and $110.4 million in operating revenue for fiscal years 2018 and 2017, respectively.
During fiscal year 2018, we recorded a reduction to rent expense of $9.9 million in our Europe Caspian region related to OEM cost recoveries. This item is included in operating income and adjusted EBITDA in fiscal year 2018. During fiscal year 2018, we recorded inventory impairment charges of $4.5 million at Eastern Airways as a result of changes in expected future utilization of aircraft within those operations. These charges were recorded as a direct reduction in the value of spare parts inventory to record them at net realizable value. Additionally, during fiscal year 2017, we recorded an impairment charge of $8.7 million for the remaining goodwill related to Eastern Airways. Both the inventory and goodwill impairments are included in operating income but were adjusted for in our calculation of adjusted EBITDA. For further details, see Note 1 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report. Also, we recorded severance expense related to organizational restructuring efforts of $1.9 million and $1.4 million for fiscal years 2018 and 2017, respectively, which is excluded from adjusted EBITDA and adjusted EBITDA margin.
A substantial portion of our revenue in the Europe Caspian region is contracted in the British pound sterling, which depreciated significantly against the U.S. dollar in fiscal year 2017 as a result of Brexit. We recorded foreign currency exchange gains of $4.3 million in fiscal year 2018 and foreign currency exchange losses of $18.5 million in fiscal year 2017 from the revaluation of assets and liabilities on British pound sterling functional currency entities as of March 31, 2018 and 2017, respectively, which is recorded in other income (expense), net and included in adjusted EBITDA. Net of the translation and revaluation impacts, adjusted EBITDA was positively impacted by $9.2 million and negatively impacted by $35.6 million resulting from the changes in exchange rates during fiscal years 2018 and 2017, respectively. A further weakening or strengthening of the British pound sterling could result in additional foreign currency exchange volatility in future periods.
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

Africa

	Fiscal Year Ended March 31,			Favorable (Unfavorable)
	2019	2018	2017	2019 vs 2018		2018 vs 2017

	(In thousands, except percentages)
Operating revenue	$156,704	$191,830	$200,104	$(35,126)	(18.3)%	$(8,274)	(4.1)%
Earnings from unconsolidated affiliates, net of losses	$2,518	$2,518	$2,068	$—	—%	$450	21.8%
Operating income	$13,499	$32,326	$30,179	$(18,827)	(58.2)%	$2,147	7.1%
Operating margin	8.6%	16.9%	15.1%	(8.3)%	(49.1)%	1.8%	11.9%
Adjusted EBITDA	$29,285	$52,419	$51,553	$(23,134)	(44.1)%	$866	1.7%
Adjusted EBITDA margin	18.7%	27.3%	25.8%	(8.6)%	(31.5)%	1.5%	5.8%
Rent expense	$9,657	$8,557	$8,101	$(1,100)	(12.9)%	$(456)	(5.6)%
The Africa region comprises all of our operations and affiliates on the African continent, including Nigeria and Egypt.
Fiscal Year 2019 Compared to Fiscal Year 2018
Operating revenue for Africa decreased year-over-year, due to an overall net decrease in activity and the end of certain contracts, including a contract that expired on March 31, 2018. The decrease was partially offset by an increase in fixed wing services in Africa that generated $10.5 million and $7.4 million of operating revenue for fiscal years 2019 and 2018, respectively.
Operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin decreased as a result of the decrease in operating revenue in fiscal year 2019, which was partially offset by a decrease in direct cost and general and administrative expenses due to the decrease in activity described above. Additionally, during fiscal year 2018, we recorded $8.0 million in severance expense resulting from voluntary and involuntary separation programs as part of our restructuring efforts, which is excluded from adjusted EBITDA and adjusted EBITDA margin.
With the conclusion of the recent elections, we anticipate a measure of stability in the political environment through the medium term and increased drilling activities; however, we are also seeing increased pressure to benchmark and standardize commercial rates across multiple contracts, which may affect the profitability of contracts in Nigeria.
Fiscal Year 2018 Compared to Fiscal Year 2017
Operating revenue for Africa decreased year-over-year, primarily due to an overall net decrease in activity and the end of certain contracts. The decrease in activity was partially offset by an increase in fixed wing services in Africa that generated $7.4 million and $4.2 million of operating revenue for fiscal years 2018 and 2017, respectively.
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

Americas

	Fiscal Year Ended March 31,			Favorable (Unfavorable)
	2019	2018	2017	2019 vs 2018		2018 vs 2017

	(In thousands, except percentages)
Operating revenue	$221,528	$225,377	$208,124	$(3,849)	(1.7)%	$17,253	8.3%
Earnings from unconsolidated affiliates, net of losses	$2,041	$16,263	$18,601	$(14,222)	*	$(2,338)	(12.6)%
Operating income (loss)	$3,530	$(72,083)	$5,198	$75,613	*	$(77,281)	*
Operating margin	1.6%	(32.0)%	2.5%	33.6%	*	(34.5)%	*
Adjusted EBITDA	$32,267	$41,984	$40,926	$(9,717)	(23.1)%	$1,058	2.6%
Adjusted EBITDA margin	14.6%	18.6%	19.7%	(4.0)%	(21.5)%	(1.1)%	(5.6)%
Rent expense	$23,122	$24,920	$23,015	$1,798	7.2%	$(1,905)	(8.3)%
Loss on impairment	$—	$85,683	$—	$85,683	*	$(85,683)	*
_______________
* percentage change too large to be meaningful or not applicable
The Americas region comprises all our operations and affiliates in North America and South America, including Brazil, Canada, Guyana, Trinidad and the U.S. Gulf of Mexico.
Fiscal Year 2019 Compared to Fiscal Year 2018
Operating revenue decreased year-over-year, primarily due to a decrease of $6.6 million from Canada and a decrease of $5.0 million in intra-region operating revenue from decreased activity in Africa, partially offset by an increase of $7.8 million from higher activity with our U.S. Gulf of Mexico oil and gas customers.
Earnings from unconsolidated affiliates, net of losses, decreased $14.2 million year-over-year, primarily due to a $9.2 million decrease in earnings from our investment in Líder resulting from a decrease in activity and an unfavorable impact of foreign currency exchange rates and a $5.0 million decrease in earnings from our investment in Cougar resulting from a decrease in activity. Operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin were negatively impacted by unfavorable foreign currency exchange rate changes, which decreased our earnings from our investment in Líder by $4.2 million in fiscal year 2019 and $2.0 million in fiscal year 2018. During fiscal year 2018, we recorded an $85.7 million impairment of our investment in Líder, which impacted operating income and operating margin, but is excluded from the calculation of adjusted EBITDA and adjusted EBITDA margin. See further discussion about our investment in Líder and the Brazil market in “— Executive Overview — Market Outlook” included elsewhere in this Annual Report.
The increases in operating income and operating margin resulted from the impairment of our investment in Líder in fiscal year 2018 as discussed above. The decrease in adjusted EBITDA primarily resulted from the decrease in revenue and earnings from unconsolidated affiliates discussed above, partially offset by a $4.7 million decrease in general and administrative expenses (primarily due to lower salaries and benefits of $1.6 million and lower franchise taxes of $1.3 million) and a $1.8 million decrease in rent expense due to lease returns. Additionally, we recorded severance expense, related to organizational restructuring efforts, of $0.3 million and $0.4 million for fiscal years 2019 and 2018, respectively, which is excluded from adjusted EBITDA and adjusted EBITDA margin.
Fiscal Year 2018 Compared to Fiscal Year 2017
Operating revenue increased year-over-year, primarily due to an increase in activity in our U.S. Gulf of Mexico oil and gas operations, which increased by $11.8 million, and an increase of $8.1 million from the SAR consortium in the U.S. Gulf of Mexico, partially offset by a decrease of $4.4 million in Trinidad due to lower activity.
Earnings from unconsolidated affiliates, net of losses, decreased $2.3 million year-over-year, primarily due to a $1.5 million decrease in earnings from our investment in Cougar resulting from a decrease in activity and a $0.9 million decrease in earnings from our investment in Líder resulting from a decrease in activity, partially offset by less of an unfavorable impact of foreign currency exchange rates. Operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin were negatively impacted by unfavorable foreign currency exchange rate changes, which decreased our earnings from our investment in Líder by $2.0 million in fiscal year 2018 and $3.2 million in fiscal year 2017. During fiscal year 2018, we recorded an $85.7 million impairment of our investment in Líder, which impacted operating income and operating margin, but is excluded from the calculation of adjusted EBITDA and adjusted EBITDA margin. See further discussion about our investment in Líder and the Brazil market in “— Executive Overview — Market Outlook” included elsewhere in this Annual Report.
The decreases in operating income and operating margin resulted from the impairment of our investment in Líder as discussed above. The increase in adjusted EBITDA resulted primarily from the increase in operating revenue discussed above, partially offset by an increase in maintenance expense of $8.2 million primarily due to an increase in activity, the decrease in earnings from unconsolidated affiliates discussed above and an increase in rent expense of $1.9 million primarily due to an increase in number of leased aircraft. During fiscal year 2017, we recorded accelerated depreciation expense on aircraft exiting our fleet of $3.9 million. Additionally, we recorded severance expense related to organizational restructuring efforts of $0.4 million and $1.2 million for fiscal years 2018 and 2017, respectively. Depreciation and amortization, including accelerated depreciation, and severance expense recorded in fiscal years 2018 and 2017 were excluded from adjusted EBITDA and adjusted EBITDA margin. The decrease in adjusted EBITDA margin is primarily due to the decrease in earnings from unconsolidated affiliates and the increase in rent expense, partially offset by the increase in revenue.
Asia Pacific

	Fiscal Year Ended March 31,			Favorable (Unfavorable)
	2019	2018	2017	2019 vs 2018		2018 vs 2017

	(In thousands, except percentages)
Operating revenue	$176,079	$201,190	$217,772	$(25,111)	(12.5)%	$(16,582)	(7.6)%
Operating loss	$(23,645)	$(24,290)	$(20,870)	$645	2.7%	$(3,420)	(16.4)%
Operating margin	(13.4)%	(12.1)%	(9.6)%	(1.3)%	(10.7)%	(2.5)%	(26.0)%
Adjusted EBITDA	$(4,874)	$(1,424)	$(5,026)	$(3,450)	*	$3,602	71.7%
Adjusted EBITDA margin	(2.8)%	(0.7)%	(2.3)%	(2.1)%	*	1.6%	69.6%
Rent expense	$31,040	$32,908	$39,759	$1,868	5.7%	$6,851	17.2%
_______________
* percentage change too large to be meaningful or not applicable
The Asia Pacific region comprises all our operations and affiliates in Australia and Asia, including Sakhalin, and our fixed wing operations through Airnorth in Australia.
Fiscal Year 2019 Compared to Fiscal Year 2018
Operating revenue decreased year-over-year, primarily due to a decrease in oil and gas services of $18.1 million primarily due to the end of short-term contracts in Australia and an $8.1 million decrease from our fixed wing operations at Airnorth, partially offset by an increase of $1.2 million in Sakhalin. Airnorth contributed $75.7 million and $83.8 million in operating revenue for fiscal years 2019 and 2018, respectively. Additionally, revenue decreased by $8.7 million in fiscal year 2019 compared to fiscal year 2018 due to unfavorable changes in foreign currency exchange rates.
Operating loss decreased in fiscal year 2019 primarily due to a $16.7 million decrease in salaries and benefits resulting from organizational restructuring efforts and a $1.9 million decrease in rent expense due to lease returns, partially offset by a decrease in operating revenue discussed above and a $2.6 million increase in maintenance expense at Airnorth. Adjusted EBITDA and adjusted EBITDA margin decreased in fiscal year 2019 primarily due to an unfavorable year-over-year impact from changes in foreign currency exchange rates. Changes in foreign currency exchange rates negatively impacted adjusted EBITDA by $3.8 million compared to fiscal year 2018 primarily due to an increase in foreign currency exchange rate losses of $3.5 million in fiscal year 2019 compared to fiscal year 2018. Airnorth contributed a negative $4.0 million and positive $7.2 million in adjusted EBITDA in fiscal years 2019 and 2018, respectively.
Additionally, during fiscal years 2019 and 2018, we recorded $6.3 million and $3.9 million, respectively, in severance expense related to organizational restructuring efforts, which is excluded from adjusted EBITDA and adjusted EBITDA margin.
Fiscal Year 2018 Compared to Fiscal Year 2017
Operating revenue decreased year-over-year, primarily due to $17.2 million of operating revenue earned upon cancellation of a contract in fiscal year 2017 that did not recur in fiscal year 2018 (see discussion below) and the ending of short-term oil and gas contracts in Australia resulting in a decrease in operating revenue of $15.9 million, partially offset by an increase of $6.7 million from our fixed wing operations at Airnorth, an increase of $5.0 million in Sakhalin and a favorable foreign currency exchange rate impact of $4.8 million. Airnorth contributed $83.8 million and $77.1 million, respectively, in operating revenue for fiscal years 2018 and 2017, respectively.
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
Corporate and Other

	Fiscal Year Ended March 31,			Favorable (Unfavorable)
	2019	2018	2017	2019 vs 2018		2018 vs 2017

	(In thousands, except percentages)
Operating revenue	$1,837	$4,305	$10,369	$(2,468)	(57.3)%	$(6,064)	(58.5)%
Earnings from unconsolidated affiliates, net of losses	$(403)	$(273)	$(603)	$(130)	(47.6)%	$330	*
Operating loss	$(195,740)	$(88,965)	$(104,544)	$(106,775)	(120.0)%	$15,579	14.9%
Adjusted EBITDA	$(38,765)	$(68,081)	$(60,558)	$29,316	43.1%	$(7,523)	(12.4)%
Rent expense	$6,215	$8,148	$7,661	$1,933	23.7%	$(487)	(6.4)%
Loss on impairment	$96,419	$1,192	$7,572	$(95,227)	*	$6,380	84.3%
_______________
* percentage change too large to be meaningful or not applicable
Corporate and other includes our supply chain management and corporate costs that have not been allocated out to other regions and our Bristow Academy operations prior to the sale of Bristow Academy on November 1, 2017.
Fiscal Year 2019 Compared to Fiscal Year 2018
Operating revenue decreased year-over-year, primarily due to the sale of Bristow Academy.
Operating loss for fiscal year 2019 includes impairments of $87.5 million and $8.9 million for the impairment of H225 aircraft and inventory, respectively. For further details, see Note 1 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report. The impairments are excluded from adjusted EBITDA and adjusted EBITDA margin.
Operating loss increased year-over-year, primarily due to the H225 aircraft and inventory impairments discussed above and transaction costs of $32.8 million resulting from the Columbia transaction and related financing transactions, including a $20.0 million termination fee paid in February 2019. Adjusted EBITDA improved primarily due to foreign currency transaction gains of $6.5 million for fiscal year 2019 compared to foreign currency transaction losses of $4.4 million for fiscal year 2018, the sale of Bristow Academy, which generated negative adjusted EBITDA of $3.9 million in fiscal year 2018 and a $15.2 million decrease in general and administrative expenses excluding CEO retirement, organizational restructuring and transaction costs primarily due to a decrease in short-term and long-term incentive compensation costs.
During fiscal year 2019, we recorded $1.0 million for CEO retirement costs and during fiscal years 2019 and 2018, we recorded $1.4 million and $9.5 million, respectively, related to organizational restructuring costs. The CEO retirement costs, organization restructuring costs, impairment costs, and Columbia transaction and termination fee are excluded from adjusted EBITDA.

Fiscal Year 2018 Compared to Fiscal Year 2017
Operating revenue decreased year-over-year, primarily due to a decline in Bristow Academy revenue of $3.8 million and decrease in third-party part sales of $2.3 million.
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
Loss on disposal of assets
The loss on disposal of assets in fiscal year 2019 included $14.7 million of contract termination costs for an aircraft purchase contract that was terminated, $8.1 million for impairment of assets held for sale related to five held for sale aircraft and a loss of $5.0 million from the sale or disposal of eight aircraft and other equipment. The loss on disposal of assets in fiscal year 2018 included impairment charges of $8.7 million related to eight held for sale aircraft, losses of $1.7 million from the sale or disposal of 11 aircraft and other equipment and $7.2 million impairment and loss on disposal related to the Bristow Academy disposal group. The loss on disposal of assets in fiscal year 2017 included impairment charges of $12.5 million related to 14 held for sale aircraft and losses of $2.0 million from the sale or disposal of 14 aircraft and other equipment.
Interest Expense, Net

	Fiscal Year Ended March 31,			Favorable (Unfavorable)
	2019	2018	2017	2019 vs 2018		2018 vs 2017

	(In thousands, except percentages)
Interest income	$3,424	$677	$943	$2,747	*	$(266)	(28.2)%
Interest expense	(102,769)	(71,393)	(53,666)	(31,376)	(43.9)%	(17,727)	(33.0)%
Amortization of debt discount	(6,337)	(1,701)	(1,606)	(4,636)	*	(95)	(5.9)%
Amortization of debt fees	(6,820)	(8,048)	(5,759)	1,228	15.3%	(2,289)	(39.7)%
Capitalized interest	2,426	3,405	10,169	(979)	(28.8)%	(6,764)	(66.5)%
Interest expense, net	$(110,076)	$(77,060)	$(49,919)	$(33,016)	(42.8)%	$(27,141)	(54.4)%
_______________
* percentage change too large to be meaningful or not applicable
Interest expense, net increased in fiscal year 2019 compared to fiscal year 2018 primarily due to an increase in borrowings, partially offset by an increase in interest income as a result an increase in cash and cash invested at higher rates. Also, we issued convertible debt in December 2017 resulting in an increase in amortization of debt discount in fiscal year 2019 compared to fiscal year 2018. Interest expense, net increased in fiscal year 2018 compared to fiscal year 2017 primarily due to an increase in borrowings at higher borrowing rates and lower capitalized interest resulting from lower average construction in progress. Additionally, during fiscal year 2018, we wrote-off $3.0 million of deferred financing fees related to the early extinguishment of debt.

Other Income (Expense), Net

	Fiscal Year Ended March 31,			Favorable (Unfavorable)
	2019	2018	2017	2019 vs 2018		2018 vs 2017

	(In thousands, except percentages)
Foreign currency gains (losses) by region:
Europe Caspian	$(7,159)	$4,328	$(18,511)	$(11,487)	(265.4)%	$22,839	123.4%
Africa	(331)	(1,720)	(148)	1,389	*	(1,572)	*
Americas	176	56	1,682	120	214.3%	(1,626)	(96.7)%
Asia Pacific	(4,340)	(795)	(427)	(3,545)	*	(368)	(86.2)%
Corporate and other	6,491	(4,449)	14,456	10,940	245.9%	(18,905)	(130.8)%
Foreign currency losses	(5,163)	(2,580)	(2,948)	(2,583)	(100.1)%	368	12.5%
Pension-related costs	(3,839)	119	(897)	(3,958)	*	1,016	113.3%
Other	104	(496)	307	600	121.0%	(803)	(261.6)%
Other income (expense), net	$(8,898)	$(2,957)	$(3,538)	$(5,941)	(200.9)%	$581	16.4%
_______________
* percentage change too large to be meaningful or not applicable
Other income (expense), net for the periods presented above were most significantly impacted by foreign currency gains (losses). The foreign currency gains (losses) within other income (expense), net are reflected within the results (below operating income) of the regions shown in the table above. Also, pension-related costs include interest costs, amortization of pension-related costs from prior periods, and the gains or losses on plan assets and are included in our Europe Caspian region results (below operating income). Additionally, during the fiscal year 2018, we recorded a provision related to a non-operational contract matter with a client in other income.
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

Taxes

	Fiscal Year Ended March 31,			Favorable (Unfavorable)
	2019	2018	2017	2019 vs 2018		2018 vs 2017

	(In thousands, except percentages)
Effective tax rate (1)	—%	13.5%	(22.7)%	(13.5)%	(100.0)%	36.2%	*
Net foreign tax on non-U.S. earnings	$(2,570)	$2,640	$5,165	$5,210	*	$2,525	48.9%
Expense (benefit) of foreign earnings indefinitely reinvested abroad	$14,874	$18,463	$1,205	$3,589	19.4%	$(17,258)	*
Change in valuation allowance	$51,028	$(2,575)	$37,043	$(53,603)	*	$39,618	*
Benefit of foreign tax deduction in the U.S.	$(127)	$—	$(3,540)	$127	*	$(3,540)	(100.0)%
Expense from change in tax contingency	$(2,345)	$5,351	$238	$7,696	*	$(5,113)	*
Impact of stock based compensation	$1,565	$1,773	$—	$208	11.7%	$(1,773)	*
Foreign statutory rate reduction	$—	$—	$240	$—	*	$240	100.0%
Impact of goodwill impairment	$—	$—	$1,467	$—	*	$1,467	100.0%
U.S. statutory rate reduction	$(19,033)	$(52,990)	$—	$(33,957)	(64.1)%	$52,990	*
One-time transition tax	$30,671	$30,323	$—	$(348)	(1.1)%	$(30,323)	*
_______________

(1)
The effective tax rate for fiscal year 2017 represents income tax expense rate on a pre-tax net loss for the fiscal year. Due to pre-tax losses for fiscal years 2018 and 2016, the effective tax rates for those fiscal years represent the income tax benefit rate recorded for the periods.

* percentage change too large to be meaningful or not applicable
A portion of our aircraft fleet is owned directly or indirectly by our wholly owned Cayman Island subsidiaries. Our foreign operations combined with our leasing structure provided a material benefit to the effective tax rates for fiscal years 2019, 2018 and 2017. In fiscal year 2017, our unfavorable permanent differences, such as valuation allowances and non-tax deductible goodwill write-off had the effect of increasing our income tax expense and reducing our effective tax rate applied to pre-tax losses. Also, our effective tax rates for fiscal years 2019, 2018 and 2017 benefited from the permanent investment outside the U.S. of foreign earnings, upon which no U.S. tax had been provided until the deemed repatriation of foreign earnings under the Act.
Fiscal Year 2019 Compared to Fiscal Year 2018
Our effective income tax rate for fiscal year 2019 is 0.0%, which includes $51.0 million of tax expense for an increase in valuation allowances and a one-time non-cash transition tax expense of $11.6 million as a result of the Act.
Fiscal Year 2018 Compared to Fiscal Year 2017
Our effective income tax rate for fiscal year 2018 is 13.5%, which includes a $53.0 million benefit related to the revaluation of net deferred tax liabilities to a lower tax rate as a result of the Act and net reversal of valuation allowances on deferred tax assets of $2.6 million. This benefit was partially offset by the impact of the one-time transition tax on the repatriation of foreign earnings under the Act of $30.3 million and a one-time non-cash tax expense of $42.5 million due to the repositioning of certain aircraft from one tax jurisdiction to another related to recent financing transactions. Our effective income tax rate for fiscal year 2017 is (22.7)% representing the income tax expense rate on a pre-tax net loss for the fiscal year, which includes $37.0 million of tax expense for an increase in valuation allowance, a one-time non-cash tax effect from repositioning of certain aircraft from one tax jurisdiction to another related to recent financing transactions resulting in additional income tax expense of $22.5 million, $0.2 million of tax expense due to the revaluation of our deferred taxes as a result of the enactment of a tax rate reduction in the U.K. and Norway and $3.5 million tax benefit due to the deduction of foreign tax in lieu of foreign tax credits.

Noncontrolling Interest
Net loss attributable to noncontrolling interests increased to $2.4 million for fiscal year 2018 compared to $6.4 million for fiscal year 2017 due to higher earnings from Eastern Airways during fiscal year 2018 compared to fiscal year 2017. During fiscal year 2018, we purchased the outstanding noncontrolling interest of Eastern Airways.
Liquidity and Capital Resources
Cash Flows
Operating Activities
Net cash used in operating activities was $109.4 million and $19.5 million during fiscal years 2019 and 2018, respectively, and net cash provided by operating activities was $11.5 million during fiscal year 2017. Changes in non-cash working capital used $37.3 million and $20.0 million in cash flows during fiscal years 2019 and 2018, respectively, and generated $18.4 million in cash flows during fiscal year 2017. The decline in cash flows from operations for fiscal year 2019 compared to fiscal year 2018 is due to a higher use of cash before working capital changes of $72.6 million primarily due to lower revenue in fiscal year 2019 and an increase in cash used in working capital of $17.3 million. Also, cash before working capital changes for fiscal year 2019 includes a $20 million termination fee paid in February 2019 related to the Columbia acquisition. Cash flows used by operating activities for fiscal year 2018 includes proceeds of $30.5 million related to OEM cost recoveries, of which $22.4 million is included in cash flows from operations before working capital changes and $8.1 million is included in working capital changes, which was partially offset by cash payments of $19.8 million for cash collateralization of letters of credit included in working capital changes for fiscal year 2018.
Investing Activities
Cash flows used in investing activities were $26.1 million and $116.3 million for fiscal years 2019 and 2017, respectively, and cash flows provided by investing activities were $96.9 million for fiscal year 2018. Cash was used primarily for capital expenditures as follows:

	Fiscal Year Ended March 31,
	2019	2018	2017
Number of aircraft delivered:
Medium	1	5	5
SAR aircraft	—	—	4
Total aircraft	1	5	9
Capital expenditures (in thousands):
Aircraft and related equipment	$35,315	$32,418	$127,447
Other	5,587	13,869	7,663
Total capital expenditures	$40,902	$46,287	$135,110
In addition to these capital expenditures, investing cash flows were impacted by the following items during the last three fiscal years:
Fiscal Year 2019 — During fiscal year 2019, we received proceeds of $13.8 million primarily from the sale or disposal of eight aircraft and certain other equipment.
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
Financing Activities
Cash flows used in financing activities were $63.1 million in fiscal year 2019 and cash flows provided by financing activities were $189.0 million and $106.7 million during fiscal years 2018 and 2017, respectively.
During fiscal year 2019, we used cash to repay debt of $61.1 million and debt financing fees of $2.6 million.

During fiscal year 2018, we received $174.8 million from borrowings on our $400 million revolving credit facility (the “Revolving Credit Facility”), $230 million from borrowings on our term loan credit agreement with PK AirFinance, as agent, and PK Transportation, as lender (the “PK Air Debt”), $143.8 million from the sale of our 4½% Convertible Senior Notes and $346.6 million from the sale of our 8.75% Senior Secured Notes. During fiscal year 2018, we used cash to repay debt of $671.6 million, paid $20.6 million of deferred financing fees and paid dividends of $2.5 million on our common stock. Additionally, during fiscal year 2018, we paid $40.4 million for the purchase of the 4½% Convertible Senior Notes call option, and simultaneously received $30.3 million for the issuance of warrants.
During fiscal year 2017, we received $300.6 million from borrowings on our Revolving Credit Facility, $200 million from two, seven-year British pound sterling funded secured equipment term loans with Lombard North Central Plc (the “Lombard Debt”) and $200 million from a five-year secured equipment term loan with Macquarie Bank Limited (the “Macquarie Debt”). During fiscal year 2017, we used cash to repay debt of $570.3 million and pay dividends of $9.8 million on our common stock.
Future Cash Requirements
Debt Obligations
Total debt (excluding unamortized discounts and debt issuance costs) as of March 31, 2019 was $1.5 billion, of which substantially all was classified as current. The following table summarizes the contractual maturity dates for our significant debt as of March 31, 2019 and does not reflect the impact of Chapter 11 Cases, which accelerated the maturity dates of such debt:

Debt	Maturity Date
Macquarie Debt	March 7, 2022
6 ¼% Senior Notes (1)	October 15, 2022
8.75% Senior Secured Notes (1)	March 1, 2023
4½% Convertible Senior Notes (1)	June 1, 2023
PK Air Debt	July 13 and 27, 2023
Lombard Debt	December 29, 2023 and January 23, 2024
_______________

(1)	These notes will be discharged upon emergence from the Chapter 11 Cases pursuant to the Amended Plan.
See further discussion of outstanding debt as of March 31, 2019 and our debt issuances and our debt redemptions in Note 5 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.
Pension Obligations
As of March 31, 2019, we had recorded on our balance sheet a net $25.7 million pension liability related to the Bristow Helicopters Limited and Bristow International Aviation (Guernsey) Limited (“BIAGL”) pension plans. The liability represents the excess of the present value of the defined benefit pension plan liabilities over the fair value of plan assets that existed at that date. The minimum funding rules of the U.K. require the employer to agree to a funding plan with the plans’ trustee for securing that the pension plan has sufficient and appropriate assets to meet its technical provisions liabilities. In addition, where there is a shortfall in assets against this measure, we are required to make scheduled contributions in amounts sufficient to bring the plan up to 100% funded as quickly as can be reasonably afforded. The employer contributions for the main U.K. pension plan for fiscal years 2019, 2018 and 2017 were £12.7 million ($16.6 million), £12.8 million ($17.0 million), and £12.4 million ($15.5 million), respectively. See further discussion of our pension plans in Note 10 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

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
The following table summarizes our significant contractual obligations and other commercial commitments on an undiscounted basis as of March 31, 2019 and the future periods in which such obligations are expected to be settled in cash based on the contractual terms and has not been amended to classify substantially all of our long-term debt as current for any possible accelerations as discussed in Note 5 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report and does not reflect the impact of Chapter 11 Cases and the resulting acceleration of substantially all of our long-term debt. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings as of March 31, 2019. Additional details regarding these obligations are provided in Notes 5, 6, 8 and 10 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

	Payments Due by Period
		Fiscal Year Ending March 31,
	Total	2020	2021 - 2022	2023 - 2024	2025 and beyond

	(In thousands)
Contractual obligations:
Long-term debt and short-term borrowings:
Principal (1)	$1,482,030	$52,756	$234,224	$1,195,050	$—
Interest (2)	367,168	97,182	183,536	86,450	—
Aircraft operating leases (3)	242,241	121,516	99,034	21,691	—
Other operating leases (4)	76,143	11,367	18,611	16,909	29,256
Pension obligations (5)	38,219	16,517	21,702	—	—
Aircraft purchase obligations (6)(7)(8)	443,696	62,319	70,350	163,198	147,829
Other purchase obligations (9)	37,789	37,789	—	—	—
Total contractual cash obligations	$2,687,286	$399,446	$627,457	$1,483,298	$177,085
Other commercial commitments:
Letters of credit	$14,409	$14,409	$—	$—	$—
Total commercial commitments	$14,409	$14,409	$—	$—	$—
_______________

(1)	Excludes unamortized discount of $33.4 million and unamortized debt issuance costs of $21.8 million.

(2)	Interest payments for variable interest debt are based on interest rates as of March 31, 2019.

(3)	Represents separate operating leases for aircraft.

(4)	Represents minimum rental payments required under non-aircraft operating leases that have initial non-cancelable lease terms in excess of one year.

(5)
Represents expected funding for defined benefit pension plans in future periods. These amounts are undiscounted and are based on the expectation that the U.K. pension plan will be fully funded in approximately five years. As of March 31, 2019, we had recorded on our balance sheet a net $25.7 million pension liability associated with these obligations. The timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustees.

(6)
On May 1, 2019, we entered into an amendment to our agreement with Airbus Helicopters for the purchase of 22 H175 helicopters which includes five aircraft that can be cancelled by us prior to the delivery dates. Pursuant to the amendment, the parties mutually agreed to postpone the delivery dates for such helicopters for 18 months from the previous schedule with the first three helicopters now scheduled for delivery in the second half of fiscal year 2022. The postponement in deliveries resulted in various amendments to the payment terms under the purchase agreement including the deferral of approximately $110.0 million in capital expenditures scheduled for fiscal years 2019 to 2023 into fiscal years 2024 and beyond. In connection with this amendment, the overall purchase price of these helicopters has been increased by $18.4 million to account for inflation. The impact of this amendment is included in the table above.

(7)	Includes $94.1 million for five aircraft orders that can be cancelled prior to delivery dates. As of March 31, 2019, we have made non-refundable deposits of $4.5 million related to these aircraft.

(8)
In October 2019, the Bankruptcy Court approved our agreement with Airbus Helicopters S.A.S. to reject our aircraft purchase contract for 22 large aircraft. As a result, we have no further obligation to make payments under this agreement.

(9)
Other purchase obligations primarily represent unfilled purchase orders for aircraft parts and non-cancelable power-by-the-hour maintenance commitments. For further details on the non-cancelable power-by-the-hour maintenance commitments, see Note 1 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

Subject to certain exceptions, under the Bankruptcy Code, we may assume, assign or reject certain executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court and satisfaction of certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves us of performing our future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Generally, the assumption of an executory contract or unexpired lease will require us to cure existing monetary and non-monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease in this Annual Report on Form 10-K, including where applicable a quantification of the obligations under any such executory contract or unexpired lease, is qualified by any overriding assumption or rejection rights we have under the Bankruptcy Code. Further, nothing herein is or shall be deemed to be an admission with respect to any claim amounts or calculations arising from the rejection of any executory contract or unexpired lease and we expressly reserve all our rights with respect thereto.
As of the date of this Annual Report on Form 10-K, we have filed motions to reject certain leases and we continue to evaluate if we will seek to assume or reject additional leases or purchase contracts in connection with the Chapter 11 Cases. Any decision to assume or reject any leases or purchase contracts will be made by our management in consideration of then-existing economic, market and legal conditions and other relevant considerations, subject to the Bankruptcy Court and potentially other approvals.
Financial Condition and Sources of Liquidity
The following table summarizes our capital structure and sources of liquidity as of March 31, 2019 and 2018 (in thousands):

	March 31,
	2019	2018
Capital structure:
8.75% Senior Secured Notes	$347,400	$346,610
4½% Convertible Senior Notes	112,944	107,397
6¼% Senior Notes	401,535	401,535
Lombard Debt	183,450	211,087
Macquarie Debt	171,028	185,028
PK Air Debt	212,041	230,000
Other Debt	20,226	32,342
Total debt (1)	1,448,624	1,513,999
Stockholders’ investment	812,367	1,183,501
Total capital	$2,260,991	$2,697,500
Liquidity:
Cash	$178,055	$380,223
Undrawn borrowing capacity on ABL Facility (2)	6,597	—
Total liquidity	$184,652	$380,223
Adjusted debt to equity ratio (3)	223.9%	166.5%
_______________

(1)	Total debt excludes unamortized debt issuance costs.

(2)
On April 17, 2018, two of our subsidiaries entered into a new ABL Facility, which provides for commitments in an aggregate amount of up to $75 million with a portion allocated to each borrower subsidiary, subject to an availability block of $15 million and a borrowing base calculated by reference to eligible accounts receivable. For further details, see Note 5 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

(3)
As of March 31, 2019 and 2018, adjusted debt includes balance sheet debt of $1.4 billion and $1.5 billion, respectively, excluding unamortized debt issuance costs, the net present value of operating leases of $315.7 million and $388.3 million, respectively, letters of credit, bank guarantees and financial guarantees of $14.4 million and $22.1 million, respectively, and the net unfunded pension liability of $25.7 million and $36.8 million, respectively. Adjusted debt to equity ratio is a non-GAAP financial measure that management believes provides meaningful supplemental information regarding our financial position.

The significant factors that affect our overall liquidity include cash from or used to fund operations, capital expenditure commitments, debt service, pension funding, adequacy of bank lines of credit and our ability to attract capital on satisfactory terms.

As of March 31, 2019, approximately 47% our cash balances are held outside the U.S. and are generally used to meet the liquidity needs of our non-U.S. operations. Most of our cash held outside the U.S. could be repatriated to the U.S., and any such repatriation could be subject to additional taxes. If cash held by non-U.S. operations is required for funding operations in the U.S., we may make a provision for additional tax in connection with repatriating this cash, which is not expected to have a significant impact on our results of operations. For further details, see Note 9 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.
The Company’s liquidity outlook has recently changed. Given the continuing challenges in the offshore oil and gas industry and other matters impacting liquidity, the rate at which the Company’s cash position was declining began to increase. It became necessary for the Company to evaluate all our strategic alternatives. On May 11, 2019, the Debtors filed Chapter 11 Cases in the Bankruptcy Court seeking relief under the Bankruptcy Code. The Debtors’ Chapter 11 Cases are jointly administered under the caption In re: Bristow Group Inc., et al., Main Case No. 19-32713. The Debtors continue to operate their businesses and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The significant risks and uncertainties related to the Chapter 11 Cases raise substantial doubt about the Company’s ability to continue as a going concern. In addition, each of the commencement of the Chapter 11 Cases and the delivery of the Amended 10-K with a going concern qualification or explanation constituted an event of default under certain of our secured equipment financings, giving those secured equipment lenders the right to accelerate repayment of the applicable debt, subject to Chapter 11 protections, and triggering cross-default and/or cross-acceleration provisions in substantially all of our other debt instruments should that right to accelerate repayment be exercised.
As a result of the facts and circumstances discussed above, the Company has classified substantially all debt balances of approximately $1.4 billion as of March 31, 2019 as short-term borrowings and current maturities of long-term debt on our consolidated balance sheet.
On May 10, 2019, we entered into the Initial RSA with (i) certain holders of the 8.75% Senior Secured Notes and (ii) the Secured Guarantors, to support the Restructuring. On July 24, 2019, we entered into the Second Amended RSA, which amended and restated the Initial RSA, with the Supporting Secured Noteholders, the Secured Guarantors and the Supporting Unsecured Noteholders. The Second Amended RSA contemplates that we will implement the Restructuring on the amended terms set forth in the Restructuring Term Sheet pursuant to the Chapter 11 plan and the various related transactions set forth in or contemplated by the Restructuring Term Sheet, the DIP Term Sheet and the other restructuring documents attached to the Second Amended RSA.
The Second Amended RSA contains certain covenants on the part of each of the Company and the Supporting Noteholders, including limitations on the Supporting Noteholders’ ability to pursue alternative transactions, commitments by the Supporting Noteholders to vote in favor of the Chapter 11 plan and commitments of the Company and the Supporting Noteholders to negotiate in good faith to finalize the documents and agreements governing the Chapter 11 plan. The Second Amended RSA also provides for certain conditions to the obligations of the parties and for termination upon the occurrence of certain events, including without limitation, the failure to achieve certain milestones and certain breaches by the parties under the Second Amended RSA.
On May 10, 2019, we entered into the Term Loan Agreement for the $75 million 2019 Term Loan. Immediately upon entering into the Term Loan Agreement, and prior to the Petition Date, the Company and BHC III borrowed the full amount thereunder, the net proceeds of which may be used only in compliance with a cash flow forecast required pursuant to the terms of the Term Loan Agreement, which the Company expects will be used for general corporate purposes, including to fund the working capital and liquidity requirements of the Company during the pendency of the Chapter 11 Cases. We entered into the First Term Loan Amendment, the Second Term Loan Amendment, the Third Term Loan Amendment and the Fourth Term Loan Amendment on June 6, 2019, August 22, 2019, August 26, 2019 and September 30, 2019, respectively. For further details, see — Recent Events — Term Loan Agreement” above.
On August 26, 2019, we entered into the DIP Credit Agreement. The DIP Credit Agreement provides for a term loan facility in an aggregate principal amount of $150 million, the full amount of which was drawn at closing, the proceeds of which, net of applicable commitment fees, were deposited into an escrow account and pledged to the lenders to secure the obligations under the DIP Credit Agreement. Proceeds of the term loan facility may be used by the DIP Borrowers (i) to provide working capital to the Company and fund the costs of the administration of the Chapter 11 Cases and the consummation of the Approved Reorganization (as defined in the DIP Credit Agreement), (ii) to finance the Tender Offer and to pay fees and expenses associated therewith and (iii) as otherwise agreed in writing by the lenders. We entered into the DIP Credit Agreement Amendment on September 30, 2019. For further details, see “— Recent Events — Debtor-in-Possession Credit Agreement” above.
On August 12, 2019, we commenced the Tender Offer to purchase for cash our outstanding 8.75% Senior Secured Notes, up to an aggregate principal amount that will not result in an aggregate purchase price (including accrued and unpaid interest to, but not including, the settlement date) that exceeds $75,000,000. On September 11, 2019, we completed the Tender Offer, purchasing $74.8 million aggregate principal amount of the 8.75% Senior Secured Notes for $74.8 million, plus accrued and unpaid interest of $0.2 million, using borrowings under the DIP Credit Agreement.

On October 8, 2019, the Bankruptcy Court entered the Confirmation Order approving the Amended Disclosure Statement and confirming the Amended Plan. The Debtors expect that the Effective Date will occur as soon as all conditions precedent to the Amended Plan have been satisfied. Although the Debtors are targeting occurrence of the Effective Date as soon as reasonably practicable, the Debtors can make no assurances as to when, or ultimately if, the Amended Plan will become effective. It is also possible that technical amendments could be made to the Amended Plan prior to the Effective Date.
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
We maintain reserves for estimated income tax exposures in jurisdictions of operation. The expenses reported for these taxes, including our annual tax provision, include the effect of reserve provisions and changes to reserves that we consider appropriate, as well as related interest. Tax exposure items primarily include potential challenges to intercompany pricing, disposition transactions and the applicability or rate of various withholding taxes. These exposures are resolved primarily through the settlement of audits within these tax jurisdictions or by judicial means, but can also be affected by changes in applicable tax law or other factors, which could cause us to conclude that a revision of past estimates is appropriate. We believe that an appropriate liability has been established for estimated exposures. However, actual results may differ materially from these estimates. We review these liabilities quarterly. During fiscal year 2019, we had releases of reserves for estimated tax exposures of $2.3 million and during fiscal years 2018 and 2017, we had accruals of reserves for estimated tax exposures of $5.4 million and $0.2 million, respectively. We recognize interest and penalties accrued related to unrecognized tax benefits as a component of our provision for income taxes. As of March 31, 2019 and 2018, we had $4.3 million and $6.7 million, respectively, of unrecognized tax benefits, all of which would have an impact on our effective tax rate, if recognized.
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
Judgment is required in determining whether deferred tax assets will be realized in full or in part. When it is estimated to be more-likely-than-not that all or some portion of specific deferred tax assets, such as foreign tax credit carryovers or net operating loss carry forwards, will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are estimated to not be realizable. As of March 31, 2019, we have established deferred tax assets for foreign taxes we expect to be realizable. Our ability to realize the benefit of our deferred tax assets requires that we achieve certain future earnings levels prior to the expiration of our foreign tax credit carryforwards. In the event that our earnings performance projections or future financial conditions do not indicate that we will be able to benefit from our deferred tax assets, valuation allowances would be established following the “more-likely-than-not” criteria. We periodically evaluate our ability to utilize our deferred tax assets and, in accordance with accounting guidance related to accounting for income taxes, will record any resulting adjustments that may be required to deferred income tax expense in the period for which an existing estimate changes. If our facts or financial results were to change, thereby impacting the likelihood of establishing and then realizing the deferred tax assets, judgment would have to be applied to determine changes to the amount of the valuation allowance in any given period. Such changes could result in either a decrease or an increase in our provision for income taxes, depending on whether the change in judgment resulted in an increase or a decrease to the valuation allowance. We continually evaluate strategies that could allow for the future utilization of our deferred tax assets.
We consider the earnings of certain foreign subsidiaries to be indefinitely invested outside the U.S. on the basis of estimates that future cash generation will be sufficient to meet future U.S. cash needs and specific plans for foreign reinvestment of those earnings. As such, as of March 31, 2019, we have not provided for deferred taxes on the unremitted earnings of certain foreign subsidiaries that are indefinitely invested abroad of $442.0 million. If our expectations were to change, withholding and other applicable taxes incurred upon repatriation, if any, are not expected to have a significant impact on our results of operations.
Pursuant to the Act, as of March 31, 2018, we have provided U.S. federal income taxes as part of the mandatory one-time transition tax. Although these foreign earnings have been deemed to be repatriated from a U.S. federal income tax perspective, we have not changed our prior conclusion that the unremitted earnings are indefinitely reinvested. Accordingly, we have not provided incremental U.S. federal income taxes and foreign withholding taxes on these unremitted earnings of certain foreign subsidiaries.
Should our expectations change regarding the expected future tax consequences, we may be required to record additional U.S. federal deferred income taxes that could have a material adverse effect on our consolidated financial position, result of operations and cash flows.
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
Property and Equipment
Our net property and equipment represents 69% of our total assets as of March 31, 2019. We determine the carrying value of these assets based on our property and equipment accounting policies, which incorporate our estimates, assumptions, and judgments relative to capitalized costs, useful lives and salvage values of our assets.
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
We derive a significant portion of our revenue from services to major integrated oil and gas companies and government-owned or government-controlled oil and gas companies. Our receivables are concentrated in certain oil-producing countries. We generally do not require collateral or other security to support client receivables. If the financial condition of our customers was to deteriorate or their access to freely-convertible currency was restricted, resulting in impairment of their ability to make the required payments, additional allowances may be required.
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
Goodwill Impairment
We perform a test for impairment of our goodwill annually as of March 31 and whenever events or circumstances indicate impairment may have occurred. We typically first assess qualitative factors to determine if it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount and if a quantitative assessment should be performed. An entity may also bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative impairment test. The qualitative factors typically considered during our assessment include the capital markets environment, global economic conditions, the demand for helicopter services, changes in our results of operations, the magnitude of the excess of fair value over the carrying amount of each reporting unit as determined in prior years’ quantitative testing and other factors.
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
The income approach is based on a discounted cash flow model, which utilizes present values of cash flows to estimate fair value. The future cash flows are projected based on our estimates of future rates for our services, utilization, operating costs, capital requirements, growth rates and terminal values. Forecasted rates and utilization take into account current market conditions and our anticipated business outlook. Operating costs are forecasted using a combination of our historical average operating costs and expected future costs, including ongoing cost reduction initiatives. Capital requirements in the discounted cash flow model are based on management’s estimates of future capital costs resulting from expected market demand in future periods. The estimated capital requirements include cash outflows for new aircraft, infrastructure and improvements. A terminal period is used to reflect our estimate of stable, perpetual growth. The future cash flows are discounted using a market-participant risk-adjusted weighted average cost of capital for each of the reporting units and in total. These assumptions are derived from unobservable inputs and reflect management’s judgments and assumptions.
The market approach is based upon the application of price-to-earnings multiples to management’s estimates of future earnings adjusted for a control premium. Management’s earnings estimates are derived from unobservable inputs that require significant estimates, judgments and assumptions as described in the income approach.
For purposes of the goodwill impairment test, we calculate a reporting unit’s estimated fair value utilizing the values calculated under the income approach and the market approach. As of March 31, 2019, we had goodwill related to Airnorth. We performed a quantitative analysis and concluded the fair value of Airnorth is not less than the carrying value. Changes in assumptions used in the fair value calculation, such as changes to our forecasted results of operations, could result in an estimated reporting unit fair value that is below the carrying value, which may give rise to an impairment of goodwill.

During fiscal years 2019, 2018 and 2017, we did not evaluate the estimated fair value of our reporting units compared to our market capitalization because the reporting units with goodwill did not represent a significant portion of our business. The estimates used to determine the fair value of the reporting units discussed above reflect management’s best estimates. Changes in the assumptions used in the fair value calculations could result in an estimated reporting unit fair value that is below the carrying value, which may give rise to an impairment of goodwill.
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
Foreign Currency Risk
Through our foreign operations, we are exposed to currency fluctuations and exchange rate risks. The majority of our revenue and expense from our North Sea operations are in British pound sterling. Approximately 35% of our gross revenue for fiscal year 2019 was translated for financial reporting purposes from British pound sterling into U.S. dollars. In addition, some of our contracts to provide services internationally provide for payment in foreign currencies. Our foreign currency exchange rate risk is even greater when our revenue is denominated in a currency different from the associated costs. We attempt to minimize our foreign currency exchange rate exposure by contracting the majority of our services other than our North Sea operations in U.S. dollars. During fiscal years 2019 and 2018, we entered into foreign currency put option contracts of £5 million per month through February 2020 to protect against a portion of our foreign currency exchange risks related to our operating income. See Note 7 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report for discussion of these hedging transactions. During fiscal year 2017, we did not enter into hedging transactions to protect against foreign currency exchange risks related to our operating income.

Throughout fiscal years 2019, 2018 and 2017, our primary foreign currency exposure has been to the British pound sterling, the euro, the Australian dollar, the Norwegian kroner, and the Nigerian naira. The value of these currencies has fluctuated relative to the U.S. dollar as indicated in the following table:

	Fiscal Years Ended March 31,
	2019	2018	2017
One British pound sterling into U.S. dollars
High	1.43	1.43	1.48
Average	1.31	1.33	1.31
Low	1.25	1.24	1.21
At period-end	1.30	1.40	1.25
One euro into U.S. dollars
High	1.24	1.25	1.15
Average	1.16	1.17	1.10
Low	1.12	1.06	1.04
At period-end	1.12	1.23	1.07
One Australian dollar into U.S. dollars
High	0.78	0.81	0.78
Average	0.73	0.77	0.75
Low	0.70	0.74	0.72
At period-end	0.71	0.77	0.76
One Norwegian kroner into U.S. dollars
High	0.1290	0.1305	0.1253
Average	0.1202	0.1233	0.1198
Low	0.1136	0.1152	0.1145
At period-end	0.1161	0.1274	0.1164
One Nigerian naira into U.S. dollars
High	0.0028	0.0033	0.0050
Average	0.0028	0.0029	0.0036
Low	0.0027	0.0027	0.0029
At period-end	0.0028	0.0028	0.0033
_______________
Source: FactSet

Our earnings from unconsolidated affiliates, net of losses, are also affected by the impact of changes in foreign currency exchange rates on the reported results of our unconsolidated affiliates. Earnings from unconsolidated affiliates, net of losses, decreased by $4.2 million, $2.0 million and $3.2 million during fiscal years 2019, 2018 and 2017, respectively, as a result of the impact of changes in foreign currency exchange rates on the earnings of our unconsolidated affiliates, primarily the impact of changes in the Brazilian real to U.S. dollar exchange rate on earnings for our affiliate in Brazil. The value of the Brazilian real has fluctuated relative to the U.S. dollar as indicated in the following table:

	Fiscal Years Ended March 31,
	2019	2018	2017
One Brazilian real into U.S. dollars
High	0.3020	0.3244	0.3267
Average	0.2649	0.3108	0.3036
Low	0.2390	0.2995	0.2702
At period-end	0.2570	0.3009	0.3150
_______________
Source: FactSet
We estimate that the fluctuation of these currencies for fiscal year 2019 versus fiscal year 2018 had the following effect on our financial condition and results of operations (in thousands):

Revenue	$(17,233)
Operating expense	22,847
Earnings from unconsolidated affiliates, net of losses	(2,207)
Non-operating expense	(2,583)
Income before provision for income taxes	824
Provision from income taxes	310
Net income	1,134
Cumulative translation adjustment	(36,562)
Total stockholders’ investment	$(35,428)
A hypothetical 10% change in the average U.S. dollar exchange rate relative to other currencies would have affected our revenue, operating expense and operating income for fiscal year 2019 as follows:

	British pound sterling	Euro	Australian dollar	Norwegian kroner	Nigerian Naira
Revenue	3.5%	—%	1.0%	1.1%	0.1%
Operating expense	2.8%	0.1%	1.0%	1.0%	0.2%
Operating income	(2.2)%	0.6%	0.5%	—%	1.1%
The effect of the hypothetical change in foreign currency exchange rates ignores the effect this movement may have on other variables, including competitive risk. If it were possible to quantify the impact of competitive risk, the results could be different from the sensitivity effects shown above. In addition, all currencies may not uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen.
In the past three fiscal years, our stockholders’ investment has decreased by $33.3 million as a result of translation adjustments. Changes in foreign currency exchange rates could cause significant changes in our financial position and results of operations in the future.
As a result of the changes in foreign currency exchange rates, we recorded foreign currency transaction losses of $5.2 million, $2.6 million and $2.9 million during fiscal years 2019, 2018 and 2017, respectively.
A hypothetical 10% decrease in the value of the foreign currencies in which our business is denominated relative to the U.S. dollar as of March 31, 2019 would result in a $16.4 million decrease in the fair value of our net monetary liabilities denominated in currencies other than U.S. dollars.

Credit Risk
The market for our services and products is primarily the offshore oil and gas industry, and our customers consist primarily of major integrated, national and independent oil and gas producers. Additionally, we provide public sector SAR services in the U.K. to the DfT. We perform ongoing credit evaluations of our customers and have not historically required collateral. We maintain allowances for potential credit losses.
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
Interest Rate Risk
As of March 31, 2019, we had $1.4 billion of debt outstanding, of which $577.6 million carried a variable rate of interest. The market value of our fixed rate debt fluctuates with changes in interest rates. The fair value of our debt has been estimated in accordance with the accounting standard regarding fair value and has not been updated for any possible acceleration clauses. The fair value of our fixed rate long-term debt is estimated based on quoted market prices. The carrying and fair value of our long-term debt, including the current portion and excluding unamortized debt issuance costs, are as follows (in thousands):

	March 31,
	2019		2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
6¼% Senior Notes due 2022	$401,535	$75,288	$401,535	$325,243
4½% Convertible Senior Notes due 2023 (1)	112,944	28,923	107,397	158,772
8.75% Senior Secured Notes due 2023 (2)	347,400	252,000	346,610	353,500
Lombard Debt	183,450	183,450	211,087	211,087
Macquarie Debt	171,028	171,028	185,028	185,028
PK Air Debt	212,041	212,041	230,000	230,000
Airnorth Debt	11,058	11,058	13,832	13,832
Eastern Airways Debt	—	—	14,519	14,519
Other Debt	9,168	9,168	3,991	3,991
	$1,448,624	$942,956	$1,513,999	$1,495,972
_____________
(1) The carrying value is net of unamortized discount of $30.8 million as of March 31, 2019.
(2) The carrying value is net of unamortized discount of $2.6 million as of March 31, 2019.
If prevailing market interest rates had been 1% higher as of March 31, 2019, and all other factors affecting our debt remained the same, the fair value of the 6¼% Senior Notes, 4½% Convertible Senior Notes and 8.75% Senior Secured Notes would have decreased by $9.6 million, or 2.7%. Under comparable sensitivity analysis as of March 31, 2018, the fair value of the 6¼% Senior Notes, 4½% Convertible Senior Notes and 8.75% Senior Secured Notes would have decreased by $32.6 million, or 3.9%.

Item 8. Consolidated Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Bristow Group Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Bristow Group Inc. and subsidiaries (the Company) as of March 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ investment and redeemable noncontrolling interest for each of the years in the three-year period ended March 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated October 28, 2019, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenue from contracts with customers as of April 1, 2018 due to the adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), as amended.
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
Houston, Texas
October 28, 2019

BRISTOW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
	2019	2018	2017

	(In thousands, except per share amounts)
Gross revenue:
Operating revenue from non-affiliates	$1,259,529	$1,317,295	$1,276,374
Operating revenue from affiliates	48,378	56,142	59,056
Reimbursable revenue from non-affiliates	61,755	60,538	52,652
	1,369,662	1,433,975	1,388,082

Operating expense:
Direct cost	1,079,747	1,123,287	1,103,087
Reimbursable expense	59,482	59,346	50,313
Depreciation and amortization	124,899	124,042	118,748
General and administrative	182,113	184,987	195,367
	1,446,241	1,491,662	1,467,515

Loss on impairment	(117,220)	(91,400)	(16,278)
Loss on disposal of assets	(27,843)	(17,595)	(14,499)
Earnings from unconsolidated affiliates, net of losses	4,317	18,699	20,339

Operating loss	(217,325)	(147,983)	(89,871)

Interest expense, net	(110,076)	(77,060)	(49,919)
Other expense, net	(8,898)	(2,957)	(3,538)
Loss before benefit (provision) for income taxes	(336,299)	(228,000)	(143,328)
Benefit (provision) for income taxes	161	30,891	(32,588)
Net loss	(336,138)	(197,109)	(175,916)
Net (income) loss attributable to noncontrolling interests	(709)	2,425	6,354
Net loss attributable to Bristow Group	$(336,847)	$(194,684)	$(169,562)

Loss per common share:
Basic	$(9.42)	$(5.52)	$(4.84)
Diluted	$(9.42)	$(5.52)	$(4.84)

Cash dividends declared per common share	$—	$0.07	$0.28
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Year Ended March 31,
	2019	2018	2017

	(In thousands)
Net loss	$(336,138)	$(197,109)	$(175,916)
Other comprehensive loss:
Currency translation adjustments	(36,382)	25,927	(21,636)
Pension liability adjustment, net of tax (benefit) provision of ($1.6 million), ($2.6 million), and $4.0 million, respectively	(5,291)	12,333	(11,511)
Unrealized loss on cash flow hedges, net of tax (benefit) provision of $0.1 million, ($0.1 million) and zero, respectively	(42)	(346)	—
Total comprehensive loss	(377,853)	(159,195)	(209,063)

Net (income) loss attributable to noncontrolling interests	(709)	2,425	6,354
Currency translation adjustments attributable to noncontrolling interests	(180)	4,269	(5,311)
Total comprehensive (income) loss attributable to noncontrolling interests	(889)	6,694	1,043
Total comprehensive loss attributable to Bristow Group	$(378,742)	$(152,501)	$(208,020)
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2019	2018

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$178,055	$380,223
Accounts receivable from non-affiliates	203,631	233,386
Accounts receivable from affiliates	13,160	13,594
Inventories	121,308	129,614
Assets held for sale	5,350	30,348
Prepaid expenses and other current assets	44,009	47,234
Total current assets	565,513	834,399
Investment in unconsolidated affiliates	118,203	131,527
Property and equipment – at cost:
Land and buildings	244,273	250,040
Aircraft and equipment	2,497,622	2,511,131
	2,741,895	2,761,171
Less – Accumulated depreciation and amortization	(907,715)	(693,151)
	1,834,180	2,068,020
Goodwill	18,436	19,907
Other assets	116,267	116,506
Total assets	$2,652,599	$3,170,359
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$99,573	$101,270
Accrued wages, benefits and related taxes	48,151	67,334
Income taxes payable	3,646	8,453
Other accrued taxes	6,729	7,378
Deferred revenue	11,932	15,833
Accrued maintenance and repairs	24,337	28,555
Accrued interest	17,174	16,345
Other accrued liabilities	38,679	65,978
Short-term borrowings and current maturities of long-term debt	1,418,630	1,475,438
Total current liabilities	1,668,851	1,786,584
Long-term debt, less current maturities	8,223	11,096
Accrued pension liabilities	25,726	37,034
Other liabilities and deferred credits	26,229	36,952
Deferred taxes	111,203	115,192
Commitments and contingencies (Note 8)
Stockholders’ investment:
Common stock, $.01 par value, authorized 90,000,000; outstanding: 35,918,916 and 35,526,625 shares (exclusive of 1,291,441 treasury shares)	386	382
Additional paid-in capital	862,020	852,565
Retained earnings	455,598	794,191
Accumulated other comprehensive loss	(327,989)	(286,094)
Treasury shares, at cost (2,756,419 shares)	(184,796)	(184,796)
Total Bristow Group stockholders’ investment	805,219	1,176,248
Noncontrolling interests	7,148	7,253
Total stockholders’ investment	812,367	1,183,501
Total liabilities and stockholders’ investment	$2,652,599	$3,170,359
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2019	2018	2017

	(In thousands)
Cash flows from operating activities:
Net loss	$(336,138)	$(197,109)	$(175,916)
Adjustments to reconcile loss to net cash provided by operating activities:
Depreciation and amortization	124,899	124,042	118,748
Deferred income taxes	(14,454)	(49,334)	15,720
Write-off of deferred financing fees	—	2,969	923
Discount amortization on long-term debt	6,337	1,701	1,606
Loss on disposal of assets	27,843	17,595	14,499
Loss on impairment	117,220	91,400	16,278
Deferral of lease payments	5,094	3,991	—
Stock-based compensation	6,382	10,436	12,352
Equity in earnings from unconsolidated affiliates less than (in excess of) dividends received	3,806	(4,754)	(5,412)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	19,197	(32,459)	23,759
Inventories	(7,473)	(2,154)	(1,958)
Prepaid expenses and other assets	1,543	11,913	1,267
Accounts payable	4,487	(3,385)	15,052
Accrued liabilities	(55,058)	6,070	(19,713)
Other liabilities and deferred credits	(13,122)	(466)	(5,668)
Net cash provided by (used in) operating activities	(109,437)	(19,544)	11,537
Cash flows from investing activities:
Capital expenditures	(40,902)	(46,287)	(135,110)
Proceeds from asset dispositions	13,813	48,740	18,471
Proceed from sale of consolidated affiliate	965	—	—
Proceeds from OEM cost recoveries	—	94,463	—
Deposit received on aircraft held for sale	—	—	290
Net cash provided by (used in) investing activities	(26,124)	96,916	(116,349)
Cash flows from financing activities:
Proceeds from borrowings	470	896,874	708,267
Payment of contingent consideration	—	—	(10,000)
Debt issuance costs	(2,599)	(20,560)	(8,010)
Repayment of debt and debt redemption premiums	(61,052)	(671,567)	(570,328)
Purchase of 4½% Convertible Senior Notes call option	—	(40,393)	—
Proceeds from issuance of warrants	—	30,259	—
Partial prepayment of put/call obligation	(54)	(49)	(49)
Dividends paid to noncontrolling interest	(580)	(331)	(2,533)
Common stock dividends paid	—	(2,465)	(9,831)
Issuance of common stock	2,830	—	—
Repurchases for tax withholdings on vesting of equity awards	(2,157)	(2,740)	(835)
Net cash provided by (used in) financing activities	(63,142)	189,028	106,681
Effect of exchange rate changes on cash and cash equivalents	(3,465)	17,167	(9,523)
Net increase (decrease) in cash and cash equivalents	(202,168)	283,567	(7,654)
Cash and cash equivalents at beginning of period	380,223	96,656	104,310
Cash and cash equivalents at end of period	$178,055	$380,223	$96,656

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT AND REDEEMABLE NONCONTROLLING INTEREST
(In thousands, except share amounts)

		Total Bristow Group Stockholders’ Investment
	Redeemable Noncontrolling Interest	Common Stock (Shares)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Investment
March 31, 2016	$15,473	34,976,743	$377	$801,173	$1,170,733	$(289,819)	$(184,796)	$10,684	$1,508,352
Issuance of common stock	—	237,248	2	8,822	—	—	—	—	8,824
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	(49)	(49)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(2,533)	(2,533)
Common stock dividends ($0.28 per share)	—	—	—	—	(9,831)	—	—	—	(9,831)
Currency translation adjustments	(1,739)	—	—	—	—	—	—	(3,572)	(3,572)
Net income	(6,848)	—	—	—	(169,562)	—	—	495	(169,067)
Other comprehensive loss	—	—	—	—	—	(38,458)	—	—	(38,458)
March 31, 2017	6,886	35,213,991	379	809,995	991,340	(328,277)	(184,796)	5,025	1,293,666
Issuance of common stock	—	312,634	3	9,805	—	—	—	—	9,808
Acquisition of noncontrolling interests	(6,121)	—	—	6,121	—	—	—	—	6,121
Reclassification from redeemable noncontrolling interest to noncontrolling interests	(835)	—	—	—	—	—	—	835	835
Equity component of 4½% Convertible Senior Notes issued	—	—	—	36,778	—	—	—	—	36,778
Purchase of 4½% Convertible Senior Notes call option	—	—	—	(40,393)	—	—	—	—	(40,393)
Proceeds from warrant	—	—	—	30,259	—	—	—	—	30,259
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	(49)	(49)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(331)	(331)
Common stock dividends ($0.07 per share)	—	—	—	—	(2,465)	—	—	—	(2,465)
Currency translation adjustments	4,163	—	—	—	—	—	—	106	106
Net loss	(4,093)	—	—	—	(194,684)	—	—	1,667	(193,017)
Other comprehensive loss	—	—	—	—	—	42,183	—	—	42,183
March 31, 2018	—	35,526,625	382	852,565	794,191	(286,094)	(184,796)	7,253	1,183,501
Adoption of new accounting guidance (1)	—	—	—	—	(1,746)	—	—	—	(1,746)
Issuance of common stock	—	392,291	4	8,863	—	—	—	—	8,867
Tax impact of 4½% Convertible Senior Notes	—	—	—	592	—	—	—	—	592
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	(54)	(54)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(580)	(580)
Currency translation adjustments	—	—	—	—	—	—	—	(180)	(180)
Net loss	—	—	—	—	(336,847)	—	—	709	(336,138)
Other comprehensive income	—	—	—	—	—	(41,895)	—	—	(41,895)
March 31, 2019	$—	35,918,916	$386	$862,020	$455,598	$(327,989)	$(184,796)	$7,148	$812,367
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

BRISTOW GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Operations
Bristow Group Inc., a Delaware corporation (together with its consolidated entities, unless the context requires otherwise, “Bristow Group”, the “Company”, “we”, “us”, or “our”), is the leading provider of industrial aviation services to the worldwide offshore energy industry based on the number of aircraft operated. With a fleet of 378 aircraft as of March 31, 2019, including 110 held by unconsolidated affiliates, we and our affiliates conduct major transportation operations in the North Sea, Nigeria and the U.S. Gulf of Mexico, and in most of the other major offshore energy producing regions of the world, including Australia, Brazil, Canada, Russia and Trinidad. We and our affiliates also provide private sector search and rescue (“SAR”) services in Australia, Canada, Norway, Russia, Trinidad and the United States, and public sector SAR services in the U.K. on behalf of the Maritime & Coastguard Agency. Certain of our affiliates also provide regional fixed wing scheduled and charter services in Nigeria and Australia and until May 10, 2019 in the U.K.
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
Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ended March 31, 2019 is referred to as fiscal year 2019.
Certain reclassifications of prior period information have been made to conform to the presentation of the current period information as a result of an adoption of a required accounting standard. In prior period financial statements, we included pension-related costs (which include interest costs, amortization of pension-related costs from prior periods, and the gains or losses on plan assets) in direct cost. During fiscal year 2019, we have reclassified these pension-related costs to be included in other income (expense) as a result of the adoption of new accounting standards effective April 1, 2018. These reclassifications had no effect on our consolidated statements of cash flows or our consolidated balance sheets as previously reported.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Immaterial Corrections to Prior Period Financial Information
The consolidated statements of operations, consolidated statements of comprehensive loss, consolidated balance sheets and consolidated statements of changes in stockholders’ investment and redeemable noncontrolling interest reflect immaterial adjustments to the historical balances in investment in unconsolidated affiliates, retained earnings, revenue and earnings from unconsolidated affiliates, net of losses for the years ended March 31, 2017, 2018 and 2019. The adjustment stems from our initial purchase price accounting for our Cougar Helicopters Inc. (“Cougar”) acquisition in October 2012 and subsequent accounting for the maintenance support services agreement and intangible asset. We made these adjustments in accordance with GAAP to reclassify a portion of the earnings from the maintenance support services agreement recorded as revenue to earnings from unconsolidated affiliates and to change the amortization period of the intangible asset included in the Cougar investment from 20 years to an indefinite life. We evaluated the materiality of the errors from both a quantitative and qualitative perspective and concluded that the errors were immaterial to our prior period interim and annual consolidated financial statements. Since the revisions were not material to any prior period interim or annual consolidated financial statements, no amendments to previously filed interim or annual periodic reports were required. Consequently, we revised the historical consolidated financial information presented herein. Given the historical nature of the adjustments, we recorded a correction within the consolidated statements of stockholders’ investment and redeemable noncontrolling interest to retained earnings for March 31, 2016 and 2017 of $3.4 million and $4.4 million, respectively. In addition, below are amounts as reported and as adjusted for each year presented (in thousands, except per share amounts):

	March 31, 2018
	As reported	Adjustment	As restated

Investment in unconsolidated affiliates	$126,170	$5,357	$131,527
Retained earnings	$788,834	$5,357	$794,191
Total Bristow Group stockholders’ investment	$1,170,891	$5,357	$1,176,248
Total stockholders’ investment	$1,178,144	$5,357	$1,183,501

	For the year ended March 31, 2018			For the year ended March 31, 2017
	As reported	Adjustment	As restated	As reported	Adjustment	As restated

Revenue	$1,444,962	$(10,987)	$1,433,975	$1,400,502	$(12,420)	$1,388,082
Earnings from unconsolidated affiliates, net of losses	$6,738	$11,961	$18,699	$6,945	$13,394	$20,339
Operating loss	$(148,957)	$974	$(147,983)	$(90,845)	$974	$(89,871)
Loss before provision for income taxes	$(228,974)	$974	$(228,000)	$(144,302)	$974	$(143,328)
Net loss	$(198,083)	$974	$(197,109)	$(176,890)	$974	$(175,916)
Net loss attributable to Bristow Group	$(195,658)	$974	$(194,684)	$(170,536)	$974	$(169,562)
Basic loss per common share	$(5.54)	$0.02	$(5.52)	$(4.87)	$0.03	$(4.84)
Diluted loss per common share	$(5.54)	$0.02	$(5.52)	$(4.87)	$0.03	$(4.84)
Total comprehensive loss	$(160,169)	$974	$(159,195)	$(210,037)	$974	$(209,063)
Total comprehensive loss attributable to Bristow Group	$(153,475)	$974	$(152,501)	$(208,994)	$974	$(208,020)
There was no impact to net cash provided by (used in) operating activities, investing activities or financing activities reported within the consolidated statement of cash flows for the fiscal years ended March 31, 2017 and 2018 or any prior period.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Going Concern, Bankruptcy and Restructuring Support Agreement
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
On May 10, 2019, we entered into a restructuring support agreement (the “Initial RSA”) with (i) certain holders of the Company’s 8.75% Senior Secured Notes due 2023 (the “8.75% Senior Secured Notes”) and (ii) the guarantors of the 8.75% Senior Secured Notes (the “Secured Guarantors”), to support a restructuring of the Company (the “Restructuring”). On June 27, 2019, we entered into an amendment and restatement of the Initial RSA and on July 24, 2019, we entered into a second amendment and restatement thereof (as so amended and restated, the “Second Amended RSA”), with a group of holders representing approximately 99.3% of the 8.75% Senior Secured Notes (the “Supporting Secured Noteholders”), the Secured Guarantors and a group of holders representing approximately 73.6% (together with the Supporting Secured Noteholders, the “Supporting Noteholders”) of the 6¼% Senior Notes due 2022 (the “6¼% Senior Notes”) and the 4½% Convertible Senior Notes due 2023 combined (the “4½% Convertible Senior Notes” and, together with the 6¼% Senior Notes, the “Unsecured Notes”). The Second Amended RSA contemplates that we will implement the Restructuring on the amended terms set forth in the term sheet contained in an exhibit to the Second Amended RSA (the “Restructuring Term Sheet”) pursuant to a Chapter 11 plan of reorganization and the various related transactions set forth in or contemplated by the Restructuring Term Sheet, the DIP Term Sheet (as defined herein) and the other restructuring documents attached to the Second Amended RSA.
The Second Amended RSA contains certain covenants on the part of each of the Company and the Supporting Noteholders, including limitations on the Supporting Noteholders’ ability to pursue alternative transactions, commitments by the Supporting Noteholders to vote in favor of the Chapter 11 plan and commitments of the Company and the Supporting Noteholders to negotiate in good faith to finalize the documents and agreements governing the Chapter 11 plan. The Second Amended RSA also provides for certain conditions to the obligations of the parties and for termination upon the occurrence of certain events, including without limitation, the failure to achieve certain milestones and certain breaches by the parties under the Second Amended RSA.
The Company expects to continue operations in the normal course during the pendency of the Chapter 11 Cases.
On August 1, 2019, the Debtors filed with the Bankruptcy Court the Joint Chapter 11 Plan of Reorganization of Bristow Group Inc. and its Debtor Affiliates and the Disclosure Statement related thereto. On August 20, 2019, the Debtors filed with the Bankruptcy Court the Amended Joint Chapter 11 Plan of Reorganization of Bristow Group Inc. and its Debtor Affiliates (as further modified on August 22, 2019, the “Amended Plan”) and the Disclosure Statement related thereto (as further modified on August 22, 2019, the “Amended Disclosure Statement”). On August 26, 2019, the Bankruptcy Court entered an order conditionally approving the Amended Disclosure Statement and approving the Debtors’ commencement of solicitation of votes on the Amended Plan. On September 16, 2019, the Debtors filed with the Bankruptcy Court a supplement to the Amended Plan, which included various documentation related to the Amended Plan, including, among other things, a form of warrant agreement, a form of registration rights agreement, a form of stockholders agreement and forms of organizational documents for the reorganized Company. Prior to the hearing to confirm the Amended Plan held on October 4, 2019, the Debtors filed additional documentation, including a partial list of the directors expected to be named to the reorganized Company and additional information about our post-emergence management incentive program. On October 4, 2019, the Bankruptcy Court approved the Amended Disclosure Statement and indicated that it would confirm the Amended Plan. On October 8, 2019, the Bankruptcy Court entered an order approving the Amended Disclosure Statement and confirming the Amended Plan.
The Debtors expect that the effective date of the Amended Plan (the “Effective Date”) will occur as soon as all conditions precedent to the Amended Plan have been satisfied. Although the Debtors are targeting occurrence of the Effective Date as soon as reasonably practicable, the Debtors can make no assurances as to when, or ultimately if, the Amended Plan will become effective. It is also possible that technical amendments could be made to the Amended Plan prior to the Effective Date.
The consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of substantial doubt as to the Company’s ability to continue as a going concern.

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
Accounts Receivable — Trade and other receivables are stated at net realizable value. We grant short-term credit to our customers, primarily major integrated, national and independent oil and gas companies. We establish allowances for doubtful accounts on a case-by-case basis when a determination is made that the required payment is unlikely to occur. In establishing these allowances, we consider a number of factors, including our historical experience, change in our customers’ financial position and restrictions placed on the conversion of local currency into U.S. dollars, as well as disputes with customers regarding the application of contract provisions to our services. Also included in accounts receivable as of March 31, 2019 and 2018 is $0.7 million and $19.8 million, respectively, for cash collateralization of letters of credit.
The following table is a rollforward of the allowance for doubtful accounts from non-affiliates (in thousands):

	Fiscal Year Ended March 31,
	2019	2018	2017
Balance – beginning of fiscal year	$3,304	$4,498	$5,562
Additional allowances	1,073	1,463	575
Write-offs and collections	(2,760)	(2,657)	(1,639)
Balance – end of fiscal year	$1,617	$3,304	$4,498
As of March 31, 2019 and 2018, there were no allowances for doubtful accounts related to accounts receivable due from affiliates.
Inventories — Inventories are stated at the lower of average cost or net realizable value and consist primarily of spare parts. The following table is a rollforward of the allowance related to dormant, obsolete and excess inventory (in thousands):

	Fiscal Year Ended March 31,
	2019	2018	2017
Balance – beginning of fiscal year	$26,030	$21,514	$27,763
Impairment of inventories	—	—	7,572
Additional allowances	2,140	6,355	1,617
Inventory disposed and scrapped	(7,427)	(3,353)	(14,635)
Foreign currency effects	(1,295)	1,514	(803)
Balance – end of fiscal year	$19,448	$26,030	$21,514
During fiscal years 2019, 2018 and 2017, we increased our inventory allowance by $2.1 million, $6.4 million and $1.6 million, respectively, as a result of our periodic assessment of inventory that was dormant or obsolete within our operational fleet of aircraft. For discussion of impairment of inventories, see Loss on Impairment below. The impairment of inventories is included in loss on impairment and additional allowances are included in direct costs on our consolidated statements of operations.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prepaid Expenses and Other Current Assets — As of March 31, 2019 and 2018, prepaid expenses and other current assets included the short-term portion of contract acquisition and pre-operating costs totaling $9.8 million and $10.8 million, respectively, related to SAR contracts in the U.K. and two client contracts in Norway. These contract acquisition and pre-operating costs are recoverable under the contracts and are being expensed over the terms of the contracts. During fiscal years 2019 and 2018, we expensed $10.1 million and $11.4 million, respectively, due to the start-up of these contracts and the cancellation of a contract in Australia.
Property and Equipment — Property and equipment are stated at cost. Property and equipment includes construction in progress, primarily consisting of progress payments on aircraft purchases, in-process aircraft modification, equipment and facility construction, of $51.7 million and $67.7 million as of March 31, 2019 and 2018, respectively. Interest costs applicable to the construction of qualifying assets are capitalized as a component of the cost of such assets.
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
Goodwill — Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Goodwill has an indefinite useful life and is not amortized but is assessed for impairment annually or when events or changes in circumstances indicate that a potential impairment exists.
Goodwill of $18.4 million and $19.9 million as of March 31, 2019 and 2018, respectively, related to our Asia Pacific reporting unit was as follows (in thousands):

Total
March 31, 2017	$19,798
Foreign currency translation	109
March 31, 2018	19,907
Foreign currency translation	(1,471)
March 31, 2019	$18,436

Accumulated goodwill impairment of $50.9 million as of both March 31, 2019 and 2018 related to our reporting units as follows (in thousands):

Europe Caspian	$(33,883)
Africa	(6,179)
Americas	(576)
Corporate and other	(10,223)
Total accumulated goodwill impairment	$(50,861)
For further discussion of impairment of goodwill, see Loss on Impairment below.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Intangible Assets — Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values. Intangible assets by type were as follows (in thousands):

	Client relationships	Trade name and trademarks	Internally developed software	Licenses	Total

	Gross Carrying Amount
March 31, 2017	$12,752	$4,483	$1,062	$746	$19,043
Foreign currency translation	25	395	45	9	474
March 31, 2018	12,777	4,878	1,107	755	19,517
Foreign currency translation	(98)	(259)	(13)	(2)	(372)
March 31, 2019	$12,679	$4,619	$1,094	$753	$19,145

	Accumulated Amortization
March 31, 2017	$(11,071)	$(908)	$(685)	$(657)	$(13,321)
Amortization expense	(301)	(305)	(230)	(62)	(898)
March 31, 2018	(11,372)	(1,213)	(915)	(719)	(14,219)
Impairments	—	(2,933)	(72)	—	(3,005)
Amortization expense	(234)	(142)	(107)	(34)	(517)
March 31, 2019	$(11,606)	$(4,288)	$(1,094)	$(753)	$(17,741)

Weighted average remaining contractual life, in years	6.8	*	0.0	0.0	6.8
_____________

*	Trade name and trademarks relating to Airnorth were determined to have indefinite useful lives and therefore were not amortized, but instead are tested for impairment on an annual basis.
Future amortization expense of intangible assets for each of the fiscal years ending March 31 are as follows (in thousands):

2020	$158
2021	158
2022	158
2023	158
2024	158
Thereafter	614
$1,404
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
Other Assets — In addition to the intangible assets discussed above, other assets primarily include deferred tax assets of $52.0 million and $42.6 million as of March 31, 2019 and 2018, respectively, and the long-term portion of contract acquisition and pre-operating costs totaling $37.1 million and $50.6 million as of March 31, 2019 and 2018, respectively, related to SAR contracts in the U.K. and two client contracts in Norway, which are recoverable under the contracts and are being expensed over the life of the contracts.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Loss on Impairment
Loss on impairment includes the following (in thousands):

	Fiscal Year Ended March 31,
	2019	2018	2017
Impairment of property and equipment	$104,939	$—	$—
Impairment of inventories	9,276	5,717	7,572
Impairment of investment in unconsolidated affiliates	—	85,683	—
Impairment of intangibles	3,005	—	—
Impairment of goodwill	—	—	8,706
	$117,220	$91,400	$16,278
For details on our analysis of impairment of property and equipment, inventories, investment in unconsolidated affiliates, goodwill and other long-lived assets, see discussion below.
Property and equipment — Prior to September 30, 2018, we had been actively marketing our H225 aircraft with the expectation of a substantial return of the aircraft to oil and gas service. However, market conditions and more significantly, the recent development of alternative opportunities outside of our traditional oil and gas service for our H225 aircraft and our decision to pursue those opportunities during the three months ended September 30, 2018, indicated a substantial return to oil and gas service within our operations was not likely. Therefore, as of September 30, 2018, we concluded that cash flows associated with our H225 helicopters were largely independent from the cash flows associated with the remainder of our oil and gas related property and equipment (“oil and gas asset group”) and should be tested for impairment as a stand-alone asset group. In accordance with Accounting Standard Codification (“ASC”) 360-10, we performed an impairment analysis for our stand-alone H225 asset group and determined that the forecasted cash flows over the remaining useful life of the asset group were insufficient to recover the carrying value of the asset group. We determined the fair value of the H225 asset group to be $116.4 million and recorded an impairment charge of $87.5 million. In addition, we performed a review of our H225 aircraft related inventory and recorded an impairment charge of $8.9 million to record the inventory at the lower of cost or net realizable value. These impairments are included in our Corporate and other region in Note 12. The inputs used in our fair value estimates were from Level 3 of the fair value hierarchy discussed in Note 6.
  The removal of the H225 aircraft from our oil and gas asset group and changes in our forecasted cash flows for that asset group as of September 30, 2018 indicated the need for the performance of a recoverability analysis of the oil and gas asset group. In accordance with ASC 360-10, we estimate future undiscounted cash flows to test the recoverability of our oil and gas asset group, which largely consists of our oil and gas related held for use aircraft. The determination of estimated future undiscounted cash flows required us to use significant unobservable inputs, including assumptions related to projected demand for services, rates and anticipated aircraft disposal values. We determined that the estimated future undiscounted cash flows exceeded the carrying value for our oil and gas asset group as of September 30, 2018, and no impairment was recorded on these assets.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The subsequent event filing of the Chapter 11 Cases, largely driven by the prolonged downturn in the offshore oil and gas industry, was identified as an indicator of potential impairment for conditions that could have existed at March 31, 2019 for our oil and gas asset group, necessitating the performance of a recoverability analysis of the oil and gas asset group. In accordance with ASC 360-10, we estimate future undiscounted cash flows to test the recoverability of our oil and gas asset group, which largely consists of our oil and gas related held for use aircraft. The determination of estimated future undiscounted cash flows required us to use significant unobservable inputs, including assumptions related to projected demand for services, rates and anticipated aircraft disposal values. We determined that the estimated future undiscounted cash flows exceeded the carrying value for our oil and gas asset group as of March 31, 2019, and no impairment was recorded on these assets. Future declines in operating performance, aircraft disposal values, anticipated business outlook, or projected aircraft deliveries currently accounted for as construction in progress may reduce our estimated future undiscounted cash flows and result in impairment of our oil and gas asset group. We will continue to assess the impact the Chapter 11 Cases will have on future recoverability analysis. In addition, we may elect to take certain actions allowed as a result of the Chapter 11 Cases which may have an adverse impact on our estimated future undiscounted cash flows, including the rejection of certain aircraft purchase contracts.
 In addition, changes in our forecasted cash flows as of September 30, 2018 indicated the need for the performance of a recoverability analysis for the airline related assets of Eastern Airways. In accordance with ASC 360-10, we estimate future undiscounted cash flows to test the recoverability of the airline related assets of Eastern Airways for potential impairment. The determination of estimated future undiscounted cash flows required us to use significant unobservable inputs, including assumptions related to projected demand for services and rates. We determined that the estimated future undiscounted cash flows were below the carrying value for our airline related assets of Eastern Airways as of September 30, 2018.  We determined the fair value of the asset group to be $20.5 million and recorded an impairment charge of $17.5 million.  As part of our impairment review of the airline assets of Eastern Airways, we also recorded impairments of $3.0 million related to the remaining intangible assets and $0.3 million related to inventory in fiscal year 2019. These impairments are included in our Europe and Caspian region in Note 12. The inputs used in our fair value estimates were from Level 3 of the fair value hierarchy discussed in Note 6.
The sale of Eastern Airways on May 10, 2019 was identified as an indicator of potential impairment for conditions that could have existed at March 31, 2019, necessitating the performance of a recoverability analysis for the airline related assets of Eastern Airways. In accordance with ASC 360-10, we estimate future undiscounted cash flows to test the recoverability of the airline related assets of Eastern Airways for potential impairment. The determination of estimated future undiscounted cash flows required us to use significant unobservable inputs, including assumptions related to projected demand for services and rates. We determined that the estimated future undiscounted cash flows were below the carrying value for our airline related assets of Eastern Airways as of March 31, 2019.  We determined the fair value of the asset group at March 31, 2019 to be consistent with those values utilized to record impairment charges at September 30, 2018, and therefore, no further impairment was required as of March 31, 2019.
No further triggers to review our assets for impairment exist as of March 31, 2019.
Inventories — During fiscal years 2019, 2018 and 2017, we recorded impairment charges of $9.3 million, $5.7 million and $7.6 million, respectively, to write-down certain spare parts within inventories to market value. As discussed above, in fiscal year 2019 we performed a review of our H225 aircraft related inventory and recorded an impairment charge of $8.9 million to record the inventory at the lower of cost or net realizable value and as part of our impairment review of the airline assets of Eastern Airways, we also recorded impairment of $0.3 million. The impairment charges in fiscal year 2018 were recorded to impair inventory used in our training fleet at Bristow Academy, Inc. (“Bristow Academy”) ($1.2 million) and our fixed wing operations at Eastern Airways ($4.5 million) as a result of changes in expected future utilization of aircraft within those operations. The charges in both fiscal years 2019 and 2018 were recorded as a direct reduction in the value of spare parts inventories to record them at net realizable value. The impairment charges in fiscal year 2017 were recorded primarily due to a change in estimate of consumption of inventory and the continued decline in the secondary market for inventory resulting from our decision to cease operation of certain older model aircraft within our fleet in fiscal year 2017. The charge recorded in fiscal year 2017 was recorded as additional allowances required against spare parts supporting the specific aircraft model types.
Investment in Unconsolidated Affiliates — We perform regular reviews of each investee’s financial condition, the business outlook for its products and services, and its present and projected results and cash flows. When an investee has experienced consistent declines in financial performance or difficulties raising capital to continue operations, and when we expect the decline to be other-than-temporary, the investment is written down to fair value. Actual results may vary from estimates due to the uncertainty regarding the projected financial performance of investees, the severity and expected duration of declines in value, and the available liquidity in the capital markets to support the continuing operations of the investees in which we have investments. In fiscal year 2018, we recorded an $85.7 million impairment to our investment in Líder Táxi Aéreo S.A. (“Líder”) in our Americas region. For further details, see below. We did not recognize any impairment charges related to our investments in unconsolidated affiliates in fiscal years 2019 and 2017.

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
We estimated the fair value of our investment in Líder as of March 31, 2018 using a variety of valuation methods, including the income and market approaches. The determination of estimated fair value required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of the investment, such as projected demand for services and rates.
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
The only remaining goodwill recorded as of March 31, 2019 and 2018 relates to Airnorth within our Asia Pacific region. As of March 31, 2019, we elected to perform a quantitative analysis to determine if the fair value of the reporting unit was less than its carrying value, necessitating the impairment of goodwill. The quantitative analysis demonstrated a fair value in excess of the reporting unit’s carrying value and no impairment of goodwill was necessary. We did not have any triggering events to test Airnorth for impairment during fiscal year 2018.
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
For purposes of the Eastern Airways goodwill impairment test, we calculated the reporting unit’s estimated fair value as the average of the values calculated under the income approach and the market approach and for the Airnorth goodwill impairment test, we calculated the reporting unit’s estimated fair value under the income approach and cross-checked the result to earnings multiples implied by the trading of comparable companies and historical transitions.
During fiscal years 2019, 2018 and 2017, we did not evaluate the estimated fair value of our reporting units compared to our market capitalization because the reporting units with goodwill did not represent a significant portion of our business.
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

•
changes in future levels of drilling activity and expenditures, whether as a result of global capital markets and liquidity, prices of oil and natural gas or otherwise, which may cause our customers to further reduce offshore production and drilling activities;

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
Other Long-lived Assets — Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset group to be held and used exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. See discussion of impairment of property and equipment above and in Note 4. See discussion of assets held for sale in Note 4. As part of our impairment review of the airline assets of Eastern Airways during fiscal year 2019, we also recorded impairments of $3.0 million related to the remaining intangible assets discussed above.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Accrued Liabilities — Other accrued liabilities of $38.7 million and $66.0 million as of March 31, 2019 and 2018, respectively, includes the following (in thousands):

	March 31,
	2019	2018
Accrued lease costs	$6,017	$11,708
Deferred OEM cost recovery (1)	3,997	8,082
Eastern overdraft liability (2)	—	8,989
Accrued property and equipment	997	4,874
Deferred gain on sale leasebacks	1,305	1,305
Other operating accruals	26,363	31,020
	$38,679	$65,978
_______________

(1)	See Note 4 for further details on deferred original equipment manufacturer (“OEM”) cost recovery.

(2)	Eastern Airways overdraft liability related to its revolving credit facility, which matured on December 31, 2018.
Revenue Recognition — See Note 2 for a discussion of revenue recognition.
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
Foreign Currency — In preparing our financial statements, we must convert all non-U.S. dollar currencies to U.S. dollars. Balance sheet information is presented based on the exchange rate as of the balance sheet date, and statement of operations information is presented based on the average foreign currency exchange rate for the period. The various components of stockholders’ investment are presented at their historical average exchange rates. The resulting difference after applying the different foreign currency exchange rates is the foreign currency translation adjustment, which is reported in stockholders’ investment as accumulated other comprehensive gains or losses. Foreign currency transaction gains and losses are recorded in other income (expense), net in our statement of operations and result from the effect of changes in exchange rates on transactions denominated

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in currencies other than a company’s functional currency, including transactions between consolidated companies. An exception is made where an intercompany loan or advance is deemed to be of a long-term investment nature, in which instance foreign currency transaction gains or losses are included as currency translation adjustments and are reported in stockholders’ investment as accumulated other comprehensive gains or losses. Changes in foreign currency exchange rates could cause significant changes in our financial position and results of operations in the future.
As a result of changes in foreign currency exchange rates, we recorded foreign currency transaction losses of approximately $5.2 million, $2.6 million and $2.9 million during fiscal years 2019, 2018 and 2017, respectively. Our earnings from unconsolidated affiliates, net of losses, are also affected by the impact of changes in foreign currency exchange rates on the reported results of our unconsolidated affiliates. During fiscal years 2019, 2018 and 2017, earnings from unconsolidated affiliates, net of losses, decreased by $4.2 million, $2.0 million and $3.2 million, respectively, as a result of the impact of changes in foreign currency exchange rates on the earnings of our unconsolidated affiliates, primarily the impact of changes in the Brazilian real to U.S. dollar exchange rate on earnings for our affiliate in Brazil. See further discussion of foreign exchange risks and controls under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” included elsewhere in this Annual Report.
Derivative Financial Instruments — See Note 7 for a discussion of our accounting for derivative financial instruments.
Incentive Compensation — See Note 10 for a discussion of our accounting for incentive compensation arrangements.
Interest Income (Expense), Net — During fiscal years 2019, 2018 and 2017, interest expense, net consisted of the following (in thousands):

	Fiscal Year Ended March 31,
	2019	2018	2017
Interest income	$3,424	$677	$943
Interest expense	(113,500)	(77,737)	(50,862)
Interest expense, net	$(110,076)	$(77,060)	$(49,919)
Other Income (Expense), Net — The amounts for fiscal years 2019, 2018 and 2017 primarily include the foreign currency transaction gains and losses described under “Foreign Currency” above and pension-related costs (which include interest costs, amortization of pension-related costs from prior periods, and the gains or losses on plan assets).
Redeemable Noncontrolling Interest — Redeemable noncontrolling interest was related to put arrangements whereby the noncontrolling interest holders could require us to redeem the remaining shares of Eastern Airways (prior to repurchasing the remaining 40% of the outstanding shares in January 2018 discussed Note 3) at a formula-based amount that is not considered fair value (the “redemption amount”). Redeemable noncontrolling interest was adjusted each period for comprehensive income, dividends attributable to the noncontrolling interest and changes in ownership interest, if any, such that the noncontrolling interest represented the proportionate share of Eastern Airways’ equity (the “carrying value”). Additionally, at each period end we were required to compare the redemption amount to the carrying value of the redeemable noncontrolling interest and record the redeemable noncontrolling interest at the higher of the two amounts, with a corresponding charge or credit directly to retained earnings. While this charge or credit did not impact net income (loss), it did result in a reduction or increase of income (loss) available to common shareholders in the calculation of earnings (loss) per share. In January 2018, we acquired the remaining 40% of the outstanding shares of Eastern Airways for nominal consideration, resulting in a reduction of $6.1 million to redeemable noncontrolling interest and a corresponding increase to additional paid-in capital on our consolidated balance sheet.
Columbia Helicopters
On February 11, 2019, we announced that our agreement to acquire Columbia Helicopters, Inc. (“Columbia”) had been terminated by mutual agreement of the parties. In connection with the termination, we paid $20 million to Columbia, which is included as general and administrative expense in our consolidated statements of operations for fiscal year 2019. Upon termination of the acquisition agreement, the financing agreements related to the acquisition also terminated pursuant to their respective terms.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements
We consider the applicability and impact of all accounting standard updates (“ASUs”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.
Adopted
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued accounting guidance on revenue recognition replacing the existing accounting standard and industry-specific guidance for revenue recognition with a five-step model for recognizing and measuring revenue from contracts with customers. The underlying principle of the new standard is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. This new standard is effective for annual reporting periods beginning after December 15, 2017. We adopted the standard as of April 1, 2018 using the modified retrospective method applied to open contracts and only to the version of the contracts in effect as of April 1, 2018. Prior period amounts have not been adjusted and continue to be reflected in accordance with our historical accounting policy. There was no impact on our consolidated financial statements and no cumulative effect adjustment was recognized. For further details, see Note 2.
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
In March 2017, the FASB issued accounting guidance related to the presentation of net periodic pension cost and net periodic post-retirement benefit cost. The accounting guidance requires employers to disaggregate the service cost component from the other components of net benefit cost and disclose the amount of net benefit cost that is included in the statement of operations or capitalized in assets, by line item. The accounting guidance requires employers to report the service cost component in the same line item(s) as other compensation costs and to report other pension-related costs (which include interest costs, amortization of pension-related costs from prior periods, and the gains or losses on plan assets) separately and exclude them from the subtotal of operating income. The accounting guidance also allows only the service cost component to be eligible for capitalization when applicable. This accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted as of the first interim period of an annual period for which interim or annual financial statements have not been issued. The accounting guidance requires application on a retrospective basis for the presentation of the service cost component and the other components of net periodic pension cost and net periodic post-retirement benefit cost in the statement of operations and on a prospective basis for the capitalization of the service cost component of net periodic pension cost and net periodic post-retirement benefit in assets. We adopted this accounting guidance effective April 1, 2018, and our statement of operations was retrospectively adjusted by $(0.1) million and $0.9 million with an increase (decrease) in direct cost and a corresponding debit or credit in other income (expense), net fiscal years 2018 and 2017, respectively.

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
Not Yet Adopted
In February 2016, the FASB issued accounting guidance which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. This accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. Additionally, this accounting guidance requires a modified retrospective transition approach for all leases existing at, or entered into after the date of initial application, with an option to use certain transition relief. The guidance was updated on March 2018 to include an amendment that would allow us to consider the beginning of the period of adoption as the effective date of initial application of the standard. The standard will be implemented with an effective date of April 1, 2019. Based on the FASB transition guidance, we do not have to apply the disclosure requirement to periods prior to adoption. We will record a cumulative adjustment to retained earnings for the effect of the transition for the first year of adoption. We plan to elect the package of practical expedients to not re-evaluate existing lease contracts or lease classifications and therefore will not make changes to those leases already recognized on the consolidated balance sheet under ASC 840 until the leases are fully amortized, amended, or modified. In addition, we will not reassess initial direct costs for any existing leases and plan to elect the short-term lease exception provided for in the standard and therefore will only recognize right-of-use assets and lease liabilities for leases with a term greater than one year.  We plan to elect the practical expedient to not separate lease and non-lease components for all asset classes.
We completed a system implementation and have updated our accounting policies to meet the standard’s requirements. The Company estimates that there will be an increase to right-of-use assets with a corresponding and approximate increase in lease liabilities between $270.0 million to $290.0 million upon adoption. We expect the implementation of the standard will have a minimal impact on the consolidated statements of operations and consolidated statements of cash flows.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

early adoption permitted. The guidance will be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We have not yet adopted this accounting guidance and are currently evaluating the effect this accounting guidance will have on our financial statements.
In October 2018, the FASB amended the guidance for determining whether a decision-making fee is a variable interest. The amendments require organizations to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety (as currently required in generally accepted accounting principles). Therefore, these amendments likely will result in more decision makers not consolidating VIEs. This amendment is effective beginning in our fiscal year 2021 financial statements. We have not yet adopted this accounting guidance and are currently evaluating the effect this accounting guidance will have on our disclosure requirements.

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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
As of March 31, 2019 and 2018, receivables related to services performed under contracts with customers were $164.7 million and $176.5 million, respectively. All receivables from non-affiliates and affiliates are broken out further in our consolidated balance sheets. During fiscal year 2019, we recognized $12.4 million of revenue from outstanding contract liabilities as of March 31, 2018. Contract liabilities related to services performed under contracts with customers was $10.0 million and $13.3 million as of March 31, 2019 and 2018, respectively. Contract liabilities are primarily generated by our fixed wing services where customers pay for tickets in advance of receiving our services and advanced payments from helicopter services customers. There were no contract assets as of March 31, 2019 and 2018.
For fiscal year 2019, there was $2.7 million of revenue recognized from satisfied performance obligations related to prior periods (for example, due to changes in transaction price).
Adoption Impact
In accordance with the new revenue standard requirements discussed in Note 1, the disclosure of the impact of adoption on our consolidated financial statements for fiscal year 2019 follow (in thousands):

	Fiscal Year ended March 31, 2019
	Balances After Adoption	Balances without Adoption	Effect of change
Revenue:
Operating revenue from non-affiliates	$1,239,117	$1,259,529	$(20,412)
Operating revenue from affiliates	23,099	48,378	(25,279)
Reimbursable revenue from non-affiliates	61,755	61,755	—
Revenue from Contracts with Customers	1,323,971	1,369,662	(45,691)
Other revenue from non-affiliates	20,412	—	20,412
Other revenue from affiliates	25,279	—	25,279
Total Revenue	$1,369,662	$1,369,662	$—
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

	Remaining Performance Obligations
	Fiscal Year Ending March 31,					Total
	2020	2021	2022	2023	2024 and thereafter

Outstanding Service Revenue:
Helicopter contracts	$381,163	$223,667	$200,013	$199,600	$296,331	$1,300,774
Fixed-wing contracts	1,521	—	—	—	—	1,521
Total remaining performance obligation revenue	$382,684	$223,667	$200,013	$199,600	$296,331	$1,302,295
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
As of March 31, 2019, we had interests in four VIEs of which we were the primary beneficiary, which are described below, and had no interests in VIEs of which we were not the primary beneficiary.
Bristow Aviation Holdings Limited — We own 49% of Bristow Aviation Holdings Limited’s (“Bristow Aviation”) common stock and a significant amount of its subordinated debt. Bristow Aviation is incorporated in England and, through its subsidiaries, holds all the outstanding shares in Bristow Helicopters Limited (“Bristow Helicopters”). Bristow Aviation’s subsidiaries provide industrial aviation services to customers primarily in the U.K, Norway, Australia, Nigeria and Trinidad and fixed wing services primarily in the U.K and Australia. Bristow Aviation is organized with three different classes of ordinary shares having disproportionate voting rights. The Company, Caledonia Investments plc (“Caledonia”) and a European Union investor (the “E.U. Investor”) owned 49%, 46% and 5%, respectively, of Bristow Aviation’s total outstanding ordinary shares as of March 31, 2019, although Caledonia had voting control over the E.U. Investor’s shares.
In addition to our ownership of 49% of Bristow Aviation’s outstanding ordinary shares, in May 2004, we acquired eight million shares of deferred stock, essentially a subordinated class of stock with no voting rights, from Bristow Aviation for £1 per share ($14.4 million in total). We also have £91.0 million ($118.6 million) principal amount of subordinated unsecured loan stock (debt) of Bristow Aviation bearing interest at an annual rate of 13.5% and payable semi-annually. Payment of interest on such debt has been deferred since its incurrence in 1996. Deferred interest accrues at an annual rate of 13.5% and aggregated $2.4 billion as of March 31, 2019.
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
Caledonia, the Company and the E.U. Investor also entered into a put/call agreement under which, upon giving specified prior notice, we have the right to buy all the Bristow Aviation shares held by Caledonia and the E.U. Investor, who, in turn, each have the right to require us to purchase such shares. As discussed above, under current English law, we would be required, in order for Bristow Aviation to retain its operating license, to find a qualified E.U. investor to own any Bristow Aviation shares we have the right to acquire under the put/call agreement. In addition, the put/call agreement limits our ability to exercise the put/call option through a requirement to consult with the CAA in the U.K. regarding the suitability of the new holder of the Bristow Aviation shares. The put/call agreement does not contain any provisions should the CAA not approve the new E.U. investor. However, we would work diligently to find an E.U. investor suitable to the CAA. The amount by which we could purchase the shares of the other investors holding 51% of the equity of Bristow Aviation is fixed under the terms of the call option, and we have reflected this amount on our consolidated balance sheets as noncontrolling interest. On March 14, 2019, the E.U. Investor provided notice of his intent to exercise his right to require us or a qualified E.U. investor to purchase his Bristow Aviation shares for £100,000. In addition, on April 29, 2019, Caledonia provided notice of its intent to exercise its right to require us or a qualified E.U. investor to purchase its Bristow Aviation shares for £920,000, under our put/call agreement with this stockholder. As a result, in September 2019 and October 2019, 5% and 46%, respectively, of such shares have been purchased by Impigra Aviation Holdings Limited (“Impigra”), a qualified E.U. investor, with proceeds from two loans received from Bristow Holdings Company Ltd. III (“BHC III”), a Bristow subsidiary. Impigra, is a British company owned 100% by U.K. Bristow employees which now owns 51% of the ordinary shares of Bristow Aviation. There was no material change to the Bristow Aviation shareholders’ agreement or the put/call agreement which Impigra is now a party to. Impigra is also a VIE that we consolidate as the primary beneficiary and we eliminate the loans discussed above in consolidation. Brexit is anticipated to require a qualified U.K. investor rather than a qualified E.U. investor. Impigra is expected to meet the requirements to satisfy a qualified U.K. investor requirement.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Furthermore, the call option provides a mechanism whereby the economic risk for the other investors is limited should the financial condition of Bristow Aviation deteriorate. The call option price is the nominal value of the ordinary shares held by the noncontrolling shareholders (£1.0 million as of March 31, 2019) plus an annual guaranteed rate of return less any prepayments of such call option price and any dividends paid on the shares concerned. We can elect to pre-pay the guaranteed return element of the call option price wholly or in part without exercising the call option. No dividends have been paid by Bristow Aviation. We have accrued the annual return due to the other shareholders at a rate of sterling LIBOR plus 3% or 6% (prior to May 2004, the rate was fixed at 12%) by recognizing noncontrolling interest expense on our consolidated statements of operations, with a corresponding increase in noncontrolling interest on our consolidated balance sheets. Prepayments of the guaranteed return element of the call option are reflected as a reduction in noncontrolling interest on our consolidated balance sheets. The other investors have an option to put their shares in Bristow Aviation to us. The put option price is calculated in the same way as the call option price except that the guaranteed rate for the period to April 2004 was 10% per annum. If the put option is exercised, any pre-payments of the call option price are set off against the put option price.
Changes in the balance for the noncontrolling interest associated with Bristow Aviation are as follows (in thousands):

	Fiscal Year Ended March 31,
	2019	2018	2017
Balance – beginning of fiscal year	$1,358	$1,226	$1,410
Payments to noncontrolling interest shareholders	(54)	(49)	(49)
Noncontrolling interest expense	55	50	50
Currency translation	(106)	131	(185)
Balance – end of fiscal year	$1,253	$1,358	$1,226
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

	March 31,
	2019	2018
Assets
Cash and cash equivalents	$83,499	$90,788
Accounts receivable	307,864	256,735
Inventories	85,977	98,314
Prepaid expenses and other current assets	36,646	38,665
Total current assets	513,986	484,502
Investment in unconsolidated affiliates	3,087	3,608
Property and equipment, net	281,944	327,440
Goodwill	18,436	19,907
Other assets	229,902	231,884
Total assets	$1,047,355	$1,067,341
Liabilities
Accounts payable	$442,187	$292,893
Accrued liabilities	113,905	140,733
Accrued interest	2,399,704	2,130,433
Current maturities of long-term debt	85,287	23,125
Total current liabilities	3,041,083	2,587,184
Long-term debt, less current maturities	384,369	479,571
Accrued pension liabilities	25,726	37,034
Other liabilities and deferred credits	4,810	7,342
Deferred taxes	37,063	26,252
Total liabilities	$3,493,051	$3,137,383

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended March 31,
	2019	2018	2017
Revenue	$1,221,344	$1,241,223	$1,209,019
Operating loss	(41,148)	(65,254)	(80,542)
Net loss	(347,056)	(322,752)	(279,159)
Bristow Helicopters Nigeria Ltd. — Bristow Helicopters Nigeria Ltd. (“BHNL”) is a joint venture in Nigeria in which Bristow Helicopters owns a 48% interest, a Nigerian company owned 100% by Nigerian employees owns a 50% interest and an employee trust fund owns the remaining 2% interest as of March 31, 2019. BHNL provides industrial aviation services to customers in Nigeria.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Significant Affiliates — Consolidated
In addition to the VIEs discussed above, we consolidate the entities described below, which were less than 100% owned during fiscal years 2019, 2018 and/or 2017.
Airnorth — As of March 31, 2019, Bristow Helicopters Australia Pty Ltd. (“Bristow Helicopters Australia”) had a 100% interest in Airnorth, a regional fixed wing operator based in Darwin, Northern Territory, Australia with both scheduled and charter services that focus primarily on the energy and mining industries in northern and western Australia as well as international service to Dili, Timor-Leste. Airnorth’s fleet consists of 14 aircraft and its customer base includes many energy companies to which Bristow Group provides helicopter transportation services. In January 2015, Bristow Helicopters Australia acquired an 85% interest in Airnorth, for cash of A$30.3 million ($24.0 million). In November 2015, we purchased the remaining 15% of the outstanding shares of Airnorth for A$7.3 million ($5.3 million) through the exercise of a call option resulting in a reduction of $5.5 million to redeemable noncontrolling interests and an increase of $2.6 million to additional paid-in capital on our consolidated balance sheet. The terms of the purchase agreement for Airnorth included a potential earn out consideration of up to A$17.0 million ($13.0 million) to be paid over four years based in part on the achievement of specified financial performance thresholds and continued employment by the selling shareholders. A portion of the first year earn-out payment of $1.5 million was paid during fiscal year 2016 as Airnorth achieved agreed performance targets. Airnorth did not achieve the performance targets for the second year earn-out payment.
Eastern Airways — As of March 31, 2019, Bristow Helicopters had a 100% interest in Eastern Airways, a regional fixed wing operator based at Humberside Airport located in North Lincolnshire, England with both charter and scheduled services targeting U.K oil and gas industry transportation. In February 2014, Bristow Helicopters acquired a 60% interest in Eastern Airways. In January 2018, Bristow Helicopters acquired the remaining 40% of the outstanding shares of Eastern Airways for nominal consideration. Eastern Airways operates 31 fixed wing aircraft and provides technical support for two fixed wing aircraft. As part of the acquisition, Bristow Helicopters entered into agreements with the other shareholders of Eastern Airways that grant Bristow Helicopters the right to buy all of the Eastern Airways shares (and grant them the right after seven years to require Bristow Helicopters to buy all of their shares) and include transfer restrictions and other customary provisions.
The third-party noncontrolling interest holders, prior to our acquisition on the noncontrolling interest, held a written put option, which allowed them to sell their noncontrolling interest to Bristow Helicopters at any time after the end of the seventh year after acquisition. In addition to the written put option, Bristow Helicopters held a perpetual call option to acquire the noncontrolling interest at any time. Under each of these alternatives, the exercise price was based on a contractually defined multiple of cash flows formula (the “Eastern Redemption Value”), which is not a fair value measurement, and payable in cash. As the written put option was redeemable at the option of the noncontrolling interest holders, and not solely within Bristow Helicopters control, the noncontrolling interest in Eastern Airways was classified in redeemable noncontrolling interests between the stockholders’ investment and liabilities sections of the consolidated balance sheets. The initial carrying amount of the noncontrolling interest was the fair value of the noncontrolling interest as of the acquisition date.
The noncontrolling interest was adjusted each period for comprehensive income and dividends attributable to the noncontrolling interest and changes in Bristow Helicopters’ ownership interest in Eastern Airways, if any. An additional adjustment to the carrying value of the noncontrolling interest may have be required if the Eastern Redemption Value exceeded the current carrying value. Changes in the carrying value of the noncontrolling interest related to a change in the Eastern Redemption Value were recorded against permanent equity and did not affect net income. While there was no impact on net income, the redeemable noncontrolling interest impacted our calculation of earnings per share. Utilizing the two-class method, we adjusted the numerator of the earnings per share calculation to reflect the changes in the excess, if any, of the Eastern Redemption Value over the greater of (1) the noncontrolling interest carrying amount or (2) the fair value of the noncontrolling interest on a quarterly basis.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the balance for the redeemable noncontrolling interest related to Eastern Airways are as follows (in thousands):

Balance as of March 31, 2016	$15,473
Noncontrolling interest expense	(6,848)
Currency translation	(1,739)
Balance as of March 31, 2017	6,886
Noncontrolling interest expense	(4,093)
Currency translation	4,163
Acquisition of remaining 40% of Eastern Airways	(6,121)
Reclassification to noncontrolling interest	(835)
Balance as of March 31, 2018	$—
Prior to our acquisition of the remaining 40% outstanding shares in fiscal year 2018, Eastern Airways was consolidated based on the rights to manage the day-to-day operations of the company which were granted under a shareholders’ agreement and our ability to buy all of their Eastern Airways shares under a put/call agreement.
Bristow Helicopters, together with its legal and financial advisors, pursued various transactions to exit the Eastern Airways business, which made negative contributions to our Adjusted EBITDA in each of the last three fiscal years, including pursuing a sales process with several third parties over an extended period. On May 10, 2019, Bristow Helicopters completed the sale of all of the shares of Eastern Airways to Orient Industrial Holdings Limited (“OIHL”), an entity affiliated with Mr. Richard Lake, pursuant to a Sale and Purchase Agreement (the “EAIL Purchase Agreement”). Pursuant to the EAIL Purchase Agreement and related agreements, Bristow Helicopters contributed approximately £17.1 million to Eastern Airways as working capital, OIHL acquired Eastern Airways, Bristow Helicopters retained its controlling ownership of the shares in Humberside International Airport Limited that it previously held through Eastern Airways and certain intercompany balances between Bristow Helicopters and Eastern Airways were written off. As a result of the transaction, OIHL now owns and operates Eastern Airways, which had previously operated as a separate unit within Bristow Group, and Bristow Helicopters maintains its controlling interest in Humberside Airport, from which Bristow Helicopters provides U.K. SAR services.
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
Aviashelf — As of March 31, 2019, Bristow Aviation had an indirect 48.5% interest in Aviashelf Aviation Co. (“Aviashelf”), a Russian helicopter company. Additionally, we owned 60% of two U.K. joint venture companies, Bristow Helicopters Leasing Limited (“BHLL”) and Sakhalin Bristow Air Services Ltd. These two U.K. companies lease aircraft to Aviashelf which holds the client contracts for our Russian operations. Aviashelf is consolidated based on the ability of certain consolidated subsidiaries of Bristow Aviation to control the vote on a majority of the shares of Aviashelf, rights to manage the day to day operations of the company which were granted under a shareholders’ agreement, and our ability to acquire an additional 8.5% interest in Aviashelf under a put/call option agreement. In April 2019, we sold our 60% ownership interest in BHLL. In June 2019, we sold our 48.5% ownership interest in Aviashelf. In August 2019, we exercised the call option for the additional 8.5% interest in Aviashelf and immediately sold the interest to the same counterparty.
Other Significant Affiliates — Unconsolidated
We have investments in other significant unconsolidated affiliates as described below.
Cougar — We own a 25% voting interest and a 40% economic interest in Cougar Helicopters Inc. (“Cougar”), the largest offshore energy and SAR helicopter service provider in Canada. Cougar’s operations are primarily focused on serving the offshore oil and gas industry off Canada’s Atlantic coast and in the Arctic. Cougar operates eight helicopters leased from us on a long-term basis. We also lease maintenance and SAR facilities located in St. John’s, Newfoundland and Labrador and Halifax, Nova Scotia to Cougar on a long-term basis. The terms of the purchase agreement for Cougar included a potential earn-out of $40 million payable over three years based on Cougar achieving certain agreed performance targets. The first year and second year earn-out payments of $6.0 million and $8.0 million were paid in March 2014 and April 2015, respectively, as Cougar achieved agreed performance targets. The third year earn-out was achieved as Cougar achieved agreed performance targets of which $10 million was paid in April 2016 and $16 million was paid in April 2017. The investment in Cougar is accounted for under the equity method. As of March 31, 2019 and 2018, the investment in Cougar was $58.0 million and $59.4 million, respectively, and is included on

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our consolidated balance sheets in investment in unconsolidated affiliates. Due to timing differences in our financial reporting requirements, we record our share of Cougar’s financial results in earnings from unconsolidated affiliates on a three-month delay. During fiscal years 2019, 2018 and 2017, we reimbursed Cougar for approximately $0.5 million, $0.5 million and $1.4 million, respectively, of costs incurred on our behalf. Additionally, we have leased aircraft from VIH Aviation Group, which is a related party due to common owners of Cougar, and paid lease fees of $16.1 million, $19.3 million and $12.5 million in fiscal years 2019, 2018 and 2017, respectively. Additionally, we paid $0.5 million in fiscal year 2017 to VIH Aerospace Inc., another related party with common owners of Cougar, for SAR and other equipment. In July 2016 we began leasing a facility in Galliano, Louisiana from VIH Helicopters USA, Inc., another related party with common owners of Cougar, and paid $0.2 million, $0.2 million and $0.1 million in lease fees during fiscal years 2019, 2018 and 2017, respectively.
Líder — We own an approximate 20% voting interest and a 41.9% economic interest in Líder, a provider of helicopter and executive aviation services in Brazil. Líder’s fleet has 43 helicopters and 23 fixed wing aircraft (including owned and managed aircraft). The investment in Líder is accounted for under the equity method. As of March 31, 2019 and 2018, the investment in Líder was $50.8 million and $62.3 million, respectively, and is included in our consolidated balance sheets in investment in unconsolidated affiliates. As discussed in Note 1, we recorded an $85.7 million impairment to our investment in Líder in fiscal year 2018.
PAS — We have a 25% interest in Petroleum Air Services (“PAS”), an Egyptian corporation that provides helicopter and fixed wing transportation to the offshore energy industry in Egypt. Additionally, spare fixed wing capacity is chartered to tourism operators. PAS owns 48 aircraft. PAS is accounted for under the cost method as we are unable to exert significant influence over its operations.
Other — Historically, in addition to the expansion of our business through purchases of new and used aircraft, we have also established new joint ventures with local partners or purchased significant ownership interests in companies with ongoing helicopter operations, particularly in countries where we have no operations or our operations are limited in scope, and we continue to evaluate similar opportunities which could enhance our operations. Where we believe that it is probable that an equity method investment will result, the costs associated with such investment evaluations are deferred and included in investment in unconsolidated affiliates on the consolidated balance sheets. For each investment evaluated, an impairment of deferred costs is recognized in the period in which we determine that it is no longer probable an equity method investment will result. As of March 31, 2019 and 2018, we had no amounts in investment in unconsolidated affiliates in the process of being evaluated.
Our percentage of economic ownership and investment balances for the unconsolidated affiliates are as follows:

	March 31,
	2019	2018	2019	2018

			(In thousands)
Cost Method:
PAS	25%	25%	$6,286	$6,286
Equity Method:
Cougar (1)	40%	40%	58,047	59,366
Líder (1)	41.9%	41.9%	50,784	62,267
Other			3,086	3,608
Total			$118,203	$131,527
 _______________

(1)	We had a 25% voting interest in Cougar and an approximate 20% voting interest in Líder as of March 31, 2019 and 2018.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings from unconsolidated affiliates were as follows (in thousands):

	Fiscal Year Ended March 31,
	2019	2018	2017
Dividends from entities accounted for under the cost method:
PAS	$2,518	$2,518	$2,068
Earnings, net of losses, from entities accounted for under the equity method:
Cougar	4,100	9,084	10,537
Líder	(2,059)	7,179	8,064
Other	(242)	(82)	(330)
	1,799	16,181	18,271
Total	$4,317	$18,699	$20,339
We received $0.2 million, $0.4 million and $0.4 million of dividends from our investments accounted for under the equity method during fiscal years 2019, 2018 and 2017, respectively.
A summary of combined financial information of our unconsolidated affiliates accounted for under the equity method is set forth below (in thousands):

	March 31,
	2019	2018

	(Unaudited)
Current assets	$152,438	$221,169
Non-current assets	274,401	293,409
Total assets	$426,839	$514,578

Current liabilities	$106,658	$131,664
Non-current liabilities	160,082	188,822
Equity	160,099	194,092
Total liabilities and equity	$426,839	$514,578

	Fiscal Year Ended March 31,
	2019	2018	2017

	(Unaudited)
Revenue	$254,617	$298,731	$327,351
Gross profit	$47,894	$46,717	$50,371
Net income	$(7,115)	$13,285	$14,581
Note 4 — PROPERTY AND EQUIPMENT, ASSETS HELD FOR SALE AND OEM COST RECOVERIES
During fiscal years 2019, 2018 and 2017, we made capital expenditures as follows:

	Fiscal Year Ended March 31,
	2019	2018	2017
Number of aircraft delivered:
Medium (1)	1	5	5
SAR aircraft	—	—	4
Total aircraft	1	5	9

Capital expenditures (in thousands):
Aircraft and related equipment (2)	$35,315	$32,418	$127,447
Other	5,587	13,869	7,663
Total capital expenditures	$40,902	$46,287	$135,110
_______________

(1)	During fiscal year 2019, we purchased an aircraft that was not on order that was previously leased.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)
During fiscal year 2019, we made no progress payments for aircraft to be delivered for future periods. During fiscal years 2018 and 2017, we spent $2.3 million and $71.4 million, respectively, on progress payments for aircraft to be delivered in future periods.

The following table presents details on the aircraft sold or disposed of and impairments on assets held for sale during fiscal years 2019, 2018 and 2017:

	Fiscal Year Ended March 31,
	2019	2018	2017

	(In thousands, except for number of aircraft)

Number of aircraft sold or disposed of	8	11	14
Proceeds from sale or disposal of assets	$13,813	$48,740	$18,471
Loss from sale or disposal of assets (1)	$4,995	$1,742	$2,049

Number of aircraft impaired	5	8	14
Impairment charges on aircraft held for sale (1) (2)	$8,149	$15,853	$12,450
Impairment charges on property and equipment (3)	$104,939	$—	$—
Contract termination costs(1)(4)	$14,699	$—	$—
_______________

(1)	Included in loss on disposal of assets on our consolidated statement of operations.

(2)	Includes a $6.5 million impairment of the Bristow Academy disposal group for fiscal year 2018.

(3)
Includes an $87.5 million impairment related to H225s and a $17.5 million impairment related to Eastern Airways assets for fiscal year 2019, included in loss on impairment on our consolidated statement of operations. See Loss on Impairment in Note 1 for further details.

(4)
Includes $11.7 million of progress payments and $2.3 million of capitalized interest for an aircraft purchase contract that was terminated in fiscal year 2019. Additionally, $0.5 million of progress payments and $0.2 million of capitalized interest for aircraft options were terminated in fiscal year 2019. For further details, see Note 8.

In addition to capital expenditures and sale or disposal of assets, the following items impacted property and equipment during fiscal year 2019:

•
In connection with the $87.5 million impairment of our H225 aircraft, we revised our salvage values for each H225 aircraft.  In accordance with accounting standards, we will recognize the change in depreciation due to the reduction in carrying value and revision of salvage values on a prospective basis over the remaining life of the aircraft. This resulted in an additional $3.0 million of depreciation expense during fiscal year 2019 and will result in an increase of depreciation expense of $5.9 million during fiscal year 2020, $1.9 million during fiscal year 2021 and a reduction of $10.3 million during fiscal year 2022 and beyond.

•
We revised the salvage values of certain aircraft to reflect our expectation of future sales values given our disposal plans for those aircraft. We recorded additional depreciation expense of $1.4 million during fiscal year 2019 and expect to record additional depreciation expense of $2.8 million during fiscal year 2020.

•
We transferred two aircraft and other properties to held for sale and reduced property and equipment by $1.5 million. In addition, we transferred three aircraft out of held for sale, as they were determined to no longer meet the criteria for held for sale classification, and increased property and equipment by $8.2 million.

In addition to capital expenditures and sale or disposal of assets, the following items impacted property and equipment during fiscal year 2018:

•	We transferred four aircraft to held for sale and reduced property and equipment by $9.3 million.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In certain instances, the salvage values of some aircraft were also adjusted to reflect our expectation of sales values in the current market.

•	We transferred 12 aircraft to held for sale and reduced property and equipment by $19.7 million.
During fiscal years 2019, 2018 and 2017, we saw a deterioration in market sales for aircraft resulting mostly from an increase in idle aircraft and reduced demand across the offshore energy market. While other markets exist for certain aircraft model types, including utility, firefighting, government, VIP transportation and tourism, the market for certain model type aircraft slowed. As a result of these market changes, changes in estimated salvage values of our fleet of operational aircraft and other changes in the timing of exiting certain aircraft from our operations, we recorded impairments and additional depreciation expense discussed above. For further details, see Note 1 for a discussion on impairments of property and equipment.
Assets Held for Sale
Assets held for sale are classified as current assets on our consolidated balance sheets and recorded at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. As of March 31, 2019 and 2018, we had 3 and 11 aircraft, for $5.4 million and $30.3 million, classified as held for sale, respectively, as well as various smaller assets of a less significant nature. Two of the three aircraft were sold subsequent to March 31, 2019 and we believe it is probable we will sell or otherwise dispose of the remaining held for sale assets during the next fiscal year. As presented in the table above, we recorded impairment charges of $8.1 million, $15.9 million and $12.5 million to reduce the carrying value of five, eight and 14 aircraft held for sale during fiscal years 2019, 2018 and 2017, respectively. These impairment charges were included in loss on disposal of assets in the consolidated statements of operations.
The impairment charges recorded on held for sale aircraft during fiscal years 2019, 2018 and 2017 related primarily to older model aircraft types our management decided to dispose of earlier than originally anticipated in addition to the impact of changes in expected sales prices in the aircraft aftermarket resulting from the oil and gas market downturn.
On November 1, 2017, we sold our 100% interest in Bristow Academy, including all of its aircraft, for a minimum of $1.5 million to be received over a maximum of four years with potential additional consideration based on Bristow Academy’s financial performance. The sale of this non-core business resulted in total charges recorded in the fiscal year 2018 of $7.2 million, which resulted from the combined loss on the sale and related impairment of assets included in loss on disposal of assets on our consolidated statement of operations. During fiscal year 2019, we received $1.2 million for full settlement of any potential consideration. Bristow Academy is included in Corporate and other in Note 12.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

OEM Cost Recoveries
During fiscal year 2018, we reached agreements with OEMs to recover approximately $136.0 million related to ongoing aircraft issues, of which $125.0 million was realized during fiscal year 2018 and $11.0 million was recovered during fiscal year 2019. To reflect the amount realized from these OEM cost recoveries during fiscal year 2018, we recorded a $94.5 million decrease in the carrying value of certain aircraft in our fleet through a decrease in property and equipment – at cost, reduced rent expense by $16.6 million and recorded a deferred liability of $13.9 million, included in other accrued liabilities and other liabilities and deferred credits, related to a reduction in rent expense to be recorded in future periods, of which $7.9 million was recognized in fiscal year 2019. We determined the realized portion of the cost recoveries related to a long-term performance issue with the aircraft, requiring a reduction of carrying value for owned aircraft and a reduction in rent expense for leased aircraft. For the owned aircraft, we allocated the $94.5 million as a reduction in carrying value by reducing the historical acquisition value of each affected aircraft on a pro-rata basis utilizing the historical acquisition value of the aircraft. For leased aircraft, we will recognize the remaining deferred liability of $6.0 million as a reduction in rent expense prospectively on a straight-line basis over the remaining lease terms. This will result in a reduction to rent expense of $4.0 million during fiscal year 2020 and $2.0 million during fiscal year 2021.
During fiscal year 2019, we recovered the remaining $11.0 million in OEM cost recoveries by agreeing to net certain amounts previously accrued for aircraft leases and capital expenditures against those recoveries. During fiscal year 2019, we recorded $7.6 million increase in revenue and $3.4 million decrease in direct cost. The increase in revenue relates to compensation for lost revenue in prior periods from the late delivery of aircraft and the decreases in direct cost over fiscal year 2019 relate to prior costs we have incurred and future costs we expect to incur.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 5 — DEBT
Debt as of March 31, 2019 and 2018 consisted of the following (in thousands):

	March 31,
	2019	2018
8.75% Senior Secured Notes	$347,400	$346,610
4½% Convertible Senior Notes	112,944	107,397
6¼% Senior Notes	401,535	401,535
Lombard Debt	183,450	211,087
Macquarie Debt	171,028	185,028
PK Air Debt	212,041	230,000
Airnorth Debt	11,058	13,832
Eastern Airways Debt	—	14,519
Other Debt	9,168	3,991
Unamortized debt issuance costs	(21,771)	(27,465)
Total debt	1,426,853	1,486,534
Less short-term borrowings and current maturities of long-term debt	(1,418,630)	(1,475,438)
Total long-term debt	$8,223	$11,096
Classification of Debt — As discussed in Note 1, on the Petition Date, the Debtors filed the Chapter 11 Cases in the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code. The Debtors’ Chapter 11 Cases are jointly administered under the caption In re: Bristow Group Inc., et al., Main Case No. 19-32713. The Debtors continue to operate their businesses and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The significant risks and uncertainties related to the Chapter 11 Cases raise substantial doubt about the Company’s ability to continue as a going concern. In addition, each of the commencement of the Chapter 11 Cases and the delivery of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, as amended by the amendment thereto, with a going concern qualification or explanation constituted an event of default under certain of our secured equipment financings, giving those secured equipment lenders the right to accelerate repayment of the applicable debt, subject to Chapter 11 protections, and triggering cross-default and/or cross-acceleration provisions in substantially all of our other debt instruments should that right to accelerate repayment be exercised. As a result of the facts and circumstances discussed above, the Company has classified substantially all debt balances of approximately $1.4 billion as of March 31, 2019 as short-term borrowings and current maturities of long-term debt on our consolidated balance sheet.
Debt Covenants — Certain of our credit facilities which are secured by pledges of aircraft, with aggregate outstanding borrowings of $383.1 million at March 31, 2019, and certain of our aircraft leasing arrangements to which we are the lessee, contain covenants of a non-financial nature related to pledged and leased aircraft. Each aircraft pledge specifically identifies the airframes and engines of the aircraft pledged to its credit facility. Similarly, each aircraft lease specifically identifies the airframe(s) and engines of the aircraft covered by the lease. The agreements contain a requirement to maintain specific engines on each specified airframe with limited exceptions for, among other things, the repair and maintenance of the engines.  From time to time, engines are removed and replaced on an airframe. In some cases, these actions are permitted under the credit and lease agreements so long as (a) a pledged or leased engine is replaced with another engine subject to the same transaction  or, in some cases, any other engine, so long as such other engine is free and clear of liens other than certain permitted liens, and/or (b) in the case of a “loaner” engine furnished by a maintenance provider temporarily replacing a pledged or leased engine, the “loaner” engine is replaced with an engine (which may be the original engine, post-maintenance) subject to the same transaction within 180 days after the removal of the original engine. During fiscal year 2019, we determined that in some instances a “loaner” engine owned by a maintenance provider and installed on a pledged or leased airframe had been on that airframe for more than 180 days after the removal of the original engine. We are reliant upon third-party maintenance providers to complete maintenance work on these subject engines; however, in some instances these maintenance providers did not complete the required maintenance work on an engine within the 180-day period permitted by the relevant agreement for the engine can be separated from the assigned airframe, and the relevant maintenance providers have been able to provide a timetable for the ultimate completion of the work on those engines. These instances, while involving a small subset of the approximately 385 helicopter engines that were then subject to our secured financings or helicopter leases, constituted defaults under the affected credit and lease agreements. All issues related to this matter were cured by December 31, 2018 for all but nine helicopter engines (relating to three agreements) where a pledged or leased engine was not returned to the pledged or leased airframe within the specified period due to delays by the relevant maintenance service provider. We obtained waivers of such non-compliance under the applicable agreements, extending the time for the return of each pledged

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or leased engine to the relevant pledged or leased airframe to the earlier of (i) the date that occurs 30 days after the receipt by the Company of such engine at our facility where the relevant airframe is then located or (ii) February 10, 2020.
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
Waiver of Defaults — Prior to the Petition Date, we entered into waiver letters with respect to certain of our debt agreements, including the credit agreement, dated as of July 17, 2017, among Bristow Equipment Leasing Ltd., the several banks, other financial institutions and other lenders from time to time party thereto and PK AirFinance S.à r.l. (“PK AirFinance”), as agent and as security trustee (as amended, the “PK Credit Agreement”); the term loan credit agreement, dated as of February 1, 2017, among Bristow U.S. LLC, the several banks, other financial institutions and other lenders from time to time party thereto and Macquarie Bank Limited, as administrative agent and as security agent (as amended, the “Macquarie Credit Agreement”); the asset-backed revolving credit facility (the “ABL Facility”); and certain other secured equipment financings and leases. Pursuant to such waiver letters, we received waivers of breaches, defaults or events of default under such debt agreements arising from the Company’s failure to timely provide its unaudited consolidated financial statements for the quarter ended December 31, 2018 and/or the failure to make the April 15, 2019 interest payment due on the 6¼% Senior Notes by May 15, 2019, and certain other related events of default and cross-defaults. As discussed below under “—Events of Default,” the filing of the Chapter 11 Cases constituted an event of default that accelerated the obligations under the PK Credit Agreement and the Macquarie Credit Agreement.
On May 10, 2019, Bristow Norway AS and Bristow Helicopters, as borrowers and guarantors, and the Company, as guarantor, entered into a waiver letter (the “First ABL Waiver”) with Barclays Bank PLC, as agent, and Credit Suisse AG, Cayman Islands Branch, as lender, with respect to the ABL Facility. The First ABL Waiver waives, subject to certain conditions, any Default (as defined in the ABL Facility) or cross-defaults that would otherwise exist or occur under the ABL Facility as a result of, among other things, (i) the Company’s failure to timely provide its unaudited consolidated financial statements for the quarters ended December 31, 2018 and March 31, 2019, (ii) the amendment of the Company’s periodic reports for fiscal year 2018 as previously disclosed, (iii) the failure to make the April 15, 2019 interest payment due on the 6¼% Senior Notes, (iv) potential cross defaults under the 4½% Convertible Senior Notes and 8.75% Senior Secured Notes, (v) other events related to the Chapter 11 Cases, potential insolvency issues or possible failure to comply with certain financial covenants or (vi) certain representations and warranties not being correct when made. Such Defaults are waived until the date (the “ABL Waiver Termination Date”) on which the Company or its subsidiaries enter into or modify debt agreements that would materially adversely impact the ability to perform obligations under the ABL Facility, any security that is not permitted security is granted over the share capital or assets of either borrower or the Chapter 11 Cases are dismissed or converted to a case under Chapter 7 of the Bankruptcy Code, subject to certain conditions as specified in the First ABL Waiver. The First ABL Waiver contains certain amendments to the ABL Facility, including (i) expanding the definition of Change of Control to include the consummation of a plan of reorganization in connection with the commencement of a bankruptcy proceeding and (ii) providing that the maturity date of December 14, 2021 shall be subject to certain early maturity triggers related to a Change of Control of the Company (as such definition has been amended by the First ABL Waiver) or the ABL Waiver Termination Date.
On August 30, 2019, we entered into an amendment to the First ABL Waiver, which permitted us to file this Annual Report by September 30, 2019 and permits us to file the Quarterly Report for the quarter ended June 30, 2019 by October 14, 2019.
On September 30, 2019, Bristow Norway AS and Bristow Helicopters, as borrowers and guarantors, and the Company, as guarantor, entered into a waiver letter (the “Second ABL Waiver”) with Barclays Bank PLC, as agent, and Credit Suisse AG, Cayman Islands Branch, as lender, with respect to the ABL Facility. The Second ABL Waiver further extended the delivery dates (i) for the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2019 until October 31, 2019 and (ii) for the Company’s unaudited consolidated financial statements for each of the fiscal quarters ended June 30, 2019 and September 30, 2019 until December 31, 2019.
On May 10, 2019, Bristow Aircraft Leasing Limited (“BALL”), as borrower, entered into a waiver letter (the “First BALL Lombard Waiver”) with Lombard North Central Plc, as administrative agent and as security trustee, with respect to the term loan credit agreement, dated as of November 11, 2016 (the “BALL Lombard Credit Agreement”). If an Insolvency Proceeding (as defined in the First BALL Lombard Waiver) is commenced on or before May 15, 2019, the First BALL Lombard Waiver extends, subject to certain conditions, the waivers received under the previous waiver letter (as described in our Current Report on Form

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8-K filed with the SEC on April 15, 2019), until the earliest of (a) certain events related to a plan of reorganization or liquidation of the Company, Insolvency Proceeding or debtor-in-possession financing or (b) December 15, 2019 (the “Lombard Waiver Termination Date”). In addition, the First BALL Lombard Waiver waives, until the Lombard Waiver Termination Date, any Default or Event of Default (each as defined in the BALL Lombard Credit Agreement) as a result of (i) the amendment of the Company’s periodic reports for fiscal year 2018, (ii) the possible commencement of an Insolvency Proceeding or any related acceleration of other material indebtedness and (iii) the possible occurrence of an Event of Default under the term loan credit agreement, dated as of November 11, 2016, among Bristow U.S. Leasing LLC, as borrower, the lenders from time to time party thereto and Lombard North Central plc, as administrative agent and as security trustee (the “BULL Lombard Credit Agreement”), subject to certain conditions.
On August 31, 2019, we entered into an amendment to the First BALL Lombard Waiver, which permitted us to file this Annual Report by September 30, 2019 and permits us to file the Quarterly Report for the quarter ended June 30, 2019 by October 14, 2019.
On September 30, 2019, BALL, as borrower, entered into a waiver letter (the “Second BALL Lombard Waiver”) with Lombard North Central Plc, as administrative agent and as security trustee, with respect to the BALL Lombard Credit Agreement. In addition, BULL, as borrower, entered into a waiver letter (the “BULL Lombard Waiver”) with Lombard North Central Plc, as administrative agent and as security trustee, with respect to the BULL Lombard Credit Agreement. The Second BALL Lombard Waiver and the BULL Lombard Waiver both extended the delivery dates (i) for the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2019 until October 31, 2019 and (ii) for the Company’s unaudited consolidated financial statements for each of the fiscal quarters ended June 30, 2019 and September 30, 2019 until December 31, 2019.
Events of Default — The filing of the Chapter 11 Cases constituted an event of default that accelerated the obligations under the following instruments and agreements:

•
the Third Supplemental Indenture to the Base Indenture, dated as of October 12, 2012 among the Company, the guarantors named therein and Wilmington Trust, as successor trustee to U.S. Bank, and our 6¼% Senior Notes issued thereunder;

•
the Sixth Supplemental Indenture to the Base Indenture, dated as of December 18, 2017, among the Company, the guarantors named therein and Wilmington Trust, as successor trustee to U.S. Bank, and our 4½% Convertible Senior Notes issued thereunder;

•
the Indenture, dated as of March 6, 2018, among the Company, the guarantors named therein and U.S. Bank, as trustee and collateral agent (the “Secured Indenture”), and our 8.75% Senior Secured Notes issued thereunder;

•	the PK Credit Agreement;

•	the Macquarie Credit Agreement;

•	the BULL Lombard Credit Agreement; and

•	various aircraft operating leases and real estate leases.
The instruments and agreements described above provide that, as a result of the commencement of the Chapter 11 Cases, the financial obligations thereunder, including for the debt instruments any principal amount, together with accrued interest thereon, are immediately due and payable. However, any efforts to enforce payment of such financial obligations under such instruments and agreements are automatically stayed as a result of the filing of the Chapter 11 Cases and the holders’ rights of enforcement in respect of such financial obligations are subject to the applicable provisions of the Bankruptcy Code.
Term Loan Agreement — On May 10, 2019, the Company entered into a Term Loan Credit Agreement, dated the same date (the “Term Loan Agreement”), by and among the Company and BHC, as borrowers, certain subsidiaries of the Company as guarantors party thereto, the lenders from time to time party thereto (initially, certain holders of the 8.75% Senior Secured Notes), and Ankura Trust Company, LLC, as administrative agent (the “Term Loan Agent”), for a senior secured term loan of $75 million (the “2019 Term Loan”). Immediately upon entering into the Term Loan Agreement, and prior to the Petition Date, the Company and BHC III borrowed the full amount thereunder, the net proceeds of which may be used only in compliance with a cash flow forecast required pursuant to the terms of the Term Loan Agreement, which the Company expects will be used for general corporate purposes, including to fund the working capital and liquidity requirements of the Company during the pendency of the Chapter 11 Cases. The full principal amount of the 2019 Term Loan is due May 10, 2022. At the Company’s election, borrowings under the 2019 Term Loan will bear interest at either (x) the Eurodollar Rate (as defined in the Term Loan Agreement) plus 7% or (y)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Base Rate (as defined in the Term Loan Agreement) plus 6%. The initial borrowings under the 2019 Term Loan will be Eurodollar Rate loans with monthly interest payments. The 2019 Term Loan is secured by a lien on certain specified collateral, including, among other things, equity pledges of 35% of the equity interests in certain of the Company’s first-tier foreign subsidiaries (the remaining 65% of such entities have been previously pledged under the 8.75% Senior Secured Notes), 100% of the equity of BHC III and Bristow International Panama S. de RL, and two newly formed special-purpose vehicles, as well as a junior lien on certain collateral securing the 8.75% Senior Secured Notes. Pursuant to the DIP Order (as defined herein), the DIP Credit Agreement and the related collateral documents, liens on assets of the Debtors securing the obligations under the 2019 Term Loan will rank junior in priority to liens under the DIP Credit Agreement and liens on assets of the non-Debtor subsidiaries of the Company under the 2019 Term Loan will rank senior in priority to liens under the DIP Credit Agreement. The borrowers have the option in connection with the consummation of a Reorganization Plan (as defined in the Term Loan Agreement) that is satisfactory to the lenders to require that the 2019 Term Loan be converted into equity of the Company upon consummation of such Reorganization Plan, subject to certain conditions. The Term Loan Agreement contains customary pre-payment requirements.
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
On June 6, 2019, we entered into Amendment No. 1 to the Term Loan Agreement (the “First Term Loan Amendment”), dated the same date, by and among the Company, BHC III and the lenders party thereto. Among other things, the First Term Loan Amendment extended the deadline for delivery to the administrative agent and the lenders of (i) the annual audit report of the borrower and its subsidiaries for the fiscal year ended March 31, 2019 from 90 days to 120 days after the end of such fiscal year and (ii) monthly unaudited consolidated financial statements of the borrower and its subsidiaries from 10 days to 20 business days after the end of each month.
On August 22, 2019, we entered into Amendment No. 2 to the Term Loan Agreement (the “Second Term Loan Amendment”), dated the same date, by and among the Company, BHC III and the Term Loan Agent. The Second Term Loan Amendment amended the Term Loan Agreement in order to clarify the definition of Pledged Aircraft under the Term Loan Agreement.
On August 26, 2019, in connection with the entry into the DIP Credit Agreement (as defined herein), we entered into Amendment No. 3 to the Term Loan Agreement (the “Third Term Loan Amendment”), dated the same date, by and among the Company, BHC III, the lenders party thereto and the Term Loan Agent. The Third Term Loan Amendment amended the Term Loan Agreement in order to, among other things, permit the entry into the DIP Credit Agreement, the incurrence of indebtedness thereunder and the granting of related liens thereunder, and make certain other conforming changes.
On September 30, 2019, we entered into Amendment No. 4 to the Term Loan Agreement (the “Fourth Term Loan Amendment”), dated the same date, by and among the Company, BHC III and the Term Loan Agent. The Fourth Term Loan Amendment amended the Term Loan Agreement in order to extend the delivery dates (i) for the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2019 until October 31, 2019 and (ii) for the Company’s unaudited consolidated financial statements for each of the fiscal quarters ended June 30, 2019 and September 30, 2019 until December 31, 2019.
Debtor-in-Possession Commitment Letter — In connection with the Chapter 11 Cases and pursuant to a Commitment Letter, dated May 10, 2019, from the lenders party thereto and agreed to by the Company and BHC III (together, the “DIP Borrowers”), an ad hoc group of holders of the 8.75% Senior Secured Notes (the “Secured Notes Ad Hoc Group”) agreed to provide the DIP Borrowers with a superpriority senior secured debtor-in-possession credit facility in an aggregate principal amount of $75.0 million. On June 27, 2019, the DIP Borrowers entered into a new Commitment Letter (the “New DIP Commitment Letter”) from the lenders party thereto, pursuant to which the Secured Notes Ad Hoc Group and an ad hoc group of holders of the Unsecured Notes (the “Unsecured Notes Ad Hoc Group”) agreed to provide the DIP Borrowers with a superpriority senior secured debtor-in-possession

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit facility comprised of loans in an aggregate principal amount of $150 million, on the terms set forth in the DIP Facility Term Sheet attached thereto (the “DIP Term Sheet”).
Backstop Commitment Agreement — On July 24, 2019, the Company entered into a Backstop Commitment Agreement (the “Backstop Commitment Agreement”) with the other parties thereto (the “Commitment Parties”), pursuant to which the Commitment Parties have agreed to backstop a total $385 million new money rights offering (the “Rights Offering”) of new equity interests of the Company, as reorganized (the “Reorganized Company”) pursuant to the Amended Plan. In accordance with the Amended Plan and certain Rights Offering procedures filed as part of the Amended Plan, the Company will grant the Supporting Noteholders, including certain Commitment Parties who are Unsecured Noteholders (the “Unsecured Commitment Parties”) or Secured Noteholders (the “Secured Commitment Parties”), and holders of certain other unsecured claims (collectively with the Unsecured Noteholders, the “Unsecured Claims”), the right to purchase shares of common stock of the Reorganized Company (the “Common Shares”) and shares of Series A Convertible Preferred Stock of the Reorganized Company (the “Preferred Shares” and, together with the Common Shares, the “Rights Offering Shares”), which will be comprised of 91.825% of Common Shares and 8.175% of Preferred Shares, for an aggregate purchase price of, in the case of the Unsecured Claims, $347.5 million (the “Unsecured Rights Offering Amount”) and, in the case of the Secured Noteholders, $37.5 million (the “Secured Rights Offering Amount” and, together with the Unsecured Rights Offering Amount, the “Rights Offering Amount”)). Under the Backstop Commitment Agreement, the Commitment Parties have agreed to purchase any Rights Offering Shares that are not duly subscribed for pursuant to the Rights Offering (the “Unsubscribed Shares”) at the Per Equity Share Purchase Price (as defined in the Backstop Commitment Agreement).
Under the Backstop Commitment Agreement, the Debtors have agreed to pay (i) on the earlier of the closing date of the transactions contemplated by the Backstop Commitment Agreement or the termination of the Backstop Commitment Agreement, a backstop commitment fee (the “Backstop Commitment Fee”) in, at the election of the Commitment Parties, Common Shares or Preferred Shares equal to 10% of (a) the Unsecured Rights Offering Amount to the Unsecured Commitment Parties and (b) the Secured Rights Offering Amount to the Secured Commitment Parties and (ii) both as promptly as reasonably practicable after entry of the BCA Approval Order (as defined in the Backstop Commitment Agreement) and on a monthly basis thereafter, all reasonably incurred and documented professional fees of the Commitment Parties. In certain circumstances where the Backstop Commitment Agreement has been terminated, the Backstop Commitment Fee will be reduced to an amount in cash equal to 5% of the Rights Offering Amount. The Backstop Commitment Fee will be issued to the Commitment Parties pro rata based on the amount of their respective backstop commitments.
The rights to purchase Rights Offering Shares (excluding Unsubscribed Shares) in the Rights Offering will be issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to section 1145 of the Bankruptcy Code. A portion of the Common Shares issued in the Rights Offering will be issued in reliance upon such exemption, and a portion of the Common Shares and all of the Preferred Shares will be issued in reliance upon the exemption from registration under the Securities Act provided by Section 4(a)(2) thereof or another available exemption from registration thereunder. The offer and sale of the Unsubscribed Shares purchased by the Commitment Parties pursuant to the Backstop Commitment Agreement will be made in reliance upon the exemption from registration under the Securities Act provided by Section 4(a)(2) thereof or another available exemption from registration thereunder. As a condition to the closing of the transactions contemplated by the Backstop Commitment Agreement, the Reorganized Company will enter into a registration rights agreement with certain Commitment Parties requiring the Reorganized Company to register the Commitment Parties’ securities under the Securities Act.
The Commitment Parties’ commitments to backstop the Rights Offering and the other transactions contemplated by the Backstop Commitment Agreement are conditioned upon satisfaction of all applicable conditions set forth therein. The issuances of Rights Offering Shares pursuant to the Rights Offering and the Backstop Commitment Agreement are conditioned upon, among other things, confirmation of the Amended Plan by the Bankruptcy Court (which occurred on October 8, 2019) and the Amended Plan’s effectiveness.
On September 30, 2019, we entered into a limited waiver and amendment to the Backstop Commitment Agreement (the “BCA Amendment”), dated the same date, by and between the Company, on behalf of itself and each of the other Debtors, and certain Commitment Parties. The BCA Amendment extended the delivery dates (i) for the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2019 until October 31, 2019 and (ii) for the Company’s unaudited consolidated financial statements for each of the fiscal quarters ended June 30, 2019 and September 30, 2019 until December 31, 2019.
Debtor-in-Possession Credit Agreement — In connection with the Chapter 11 Cases and pursuant to the New DIP Commitment Letter, on July 25, 2019, the Debtors filed a motion seeking, among other things, interim and final approval of the proposed Superpriority Secured Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”) among the Company, as lead borrower, BHC III, as co-borrower (together with the Company, the “DIP Borrowers”), the other Debtors and guarantors party

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

thereto and other guarantors from time to time party thereto (collectively, the “DIP Obligors”), the financial institutions or other entities from time to time party thereto, and Ankura Trust Company, LLC, as administrative agent and collateral agent (the “DIP Agent”). On August 21, 2019, the Bankruptcy Court entered a final order (the “DIP Order”), which, among other things, approved the DIP Credit Agreement, and on August 26, 2019, the Company entered into the DIP Credit Agreement. The DIP Credit Agreement contains the following terms:

•
a term loan facility in an aggregate principal amount of $150 million, the full amount of which was drawn at closing, the proceeds of which, net of applicable commitment fees, were deposited into an escrow account and pledged to the lenders to secure the obligations under the DIP Credit Agreement;

•
proceeds of the term loan facility may be used by the DIP Borrowers (i) to provide working capital to the Company and fund the costs of the administration of the Chapter 11 Cases and the consummation of the Approved Reorganization (as defined in the DIP Credit Agreement), (ii) to finance the Tender Offer (as defined herein) and to pay fees and expenses associated therewith and (iii) as otherwise agreed in writing by the lenders;

•
the maturity date of the DIP Credit Agreement is the earliest of (i) August 21, 2020, (ii) as directed by the lenders following and during the continuation of any event of default and (iii) the Effective Date;

•	interest will be payable monthly in arrears and will initially accrue at a rate per annum equal to the Eurodollar Rate (as defined in the DIP Credit Agreement) plus 6.00%;

•
the obligations and liabilities of the DIP Obligors owed to the DIP Agent and lenders under the DIP Credit Agreement and related loan documents will be entitled to joint and several super-priority administrative expense claims against the Company and the DIP Obligors that are Debtors in their respective Chapter 11 Cases, subject to limited exceptions provided for in the DIP Order and Credit Agreement, and will be secured by (i) a first priority security interest and lien on all unencumbered property of the Company and the DIP Obligors that are Debtors, subject to limited exceptions provided for in the DIP Credit Agreement and DIP Order, (ii) a first priority, priming security interest and lien on all property of the DIP Borrower and the DIP Obligors that are Debtors securing the 8.75% Senior Secured Notes and the 2019 Term Loan, subject to limited exceptions provided for in the DIP Motion (the “Primed Liens”), (iii) a junior security interest and lien on the collateral securing the obligations of the non-Debtor subsidiaries of the Company pledged to secure such parties’ obligations under the 2019 Term Loan and on all property (other than property subject to the existing security interests of certain existing equipment financing facilities) of the Company and the DIP Obligors that are Debtors that is subject to (a) a valid, perfected and non-avoidable lien as of the Petition Date (other than the Primed Liens and liens relating to certain excluded aircraft) or (b) valid liens (other than the Primed Liens) that are perfected subsequent to the Petition Date, in each case subject to limited exceptions provided for in the DIP Order and the DIP Credit Agreement; and

•	customary affirmative and negative covenants, prepayment events, events of default and other provisions.
On September 30, 2019, we entered into Amendment No. 1 to the DIP Credit Agreement (the “DIP Credit Agreement Amendment”), dated the same date, among the Company, BHC III and the DIP Agent. The DIP Credit Agreement Amendment amended the DIP Credit Agreement to extend the delivery dates (i) for the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2019 until October 31, 2019 and (ii) for the Company’s unaudited consolidated financial statements for each of the fiscal quarters ended June 30, 2019 and September 30, 2019 until December 31, 2019.
Consent Solicitation and Supplemental Indenture — On November 21, 2018, we completed the previously announced solicitation of consents from holders of our outstanding 8.75% Senior Secured Notes to amend certain provisions of the Secured Indenture pursuant to a supplemental indenture (the “Secured Supplemental Indenture”). The Secured Supplemental Indenture became effective upon the execution and delivery thereof, but would become operative only upon the delivery of a cash payment to eligible holders of the 8.75% Senior Secured Notes who validly delivered and did not revoke consents prior to the receipt of the consents required to effect the amendments under the Secured Supplemental Indenture. As the cash payment was not made, the Secured Supplemental Indenture did not become operative.
ABL Facility — On April 17, 2018, two of our subsidiaries entered into the ABL Facility, which provides for commitments in an aggregate amount of $75 million, with a portion allocated to each borrower subsidiary, subject to an availability block of $15 million and a borrowing base calculated by reference to eligible accounts receivable. The maximum amount of the ABL Facility may be increased from time to time to a total of as much as $100 million, subject to the satisfaction of certain conditions, and any such increase would be allocated among the borrower subsidiaries. The ABL Facility matures in April 2023, subject to certain

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

early maturity triggers related to maturity of other material debt or a change of control of the Company. Amounts borrowed under the ABL Facility are secured by certain accounts receivable owing to the borrower subsidiaries and the deposit accounts into which payments on such accounts receivable are deposited. As of March 31, 2019, there were no outstanding borrowings under the ABL Facility nor had we made any draws during fiscal year 2019. As of March 31, 2019, we had $14.4 million in letters of credit outstanding under the ABL Facility and our available borrowing capacity under the ABL Facility was $6.6 million.
We amended the ABL Facility pursuant to a letter agreement, dated effective as of November 7, 2018 and made by us and agreed to by Barclays Bank PLC, on behalf of the finance parties under the ABL Facility (the “First ABL Amendment”).  The First ABL Amendment amends the ABL Facility to, among other things, provide that certain of the provisions, including covenants and events of default contained therein, will exclude unrestricted subsidiaries (as designated under the Secured Indenture) from the requirements and defaults thereunder.
We also amended the ABL Facility pursuant to a letter agreement effective as of February 19, 2019 and made by us and agreed to by Barclays Bank PLC, on behalf of the finance parties under the ABL Facility (the “Second ABL Amendment”). Under the Second ABL Amendment, the Company received a waiver of any Default (as defined in the ABL Facility) that would otherwise exist or occur under the ABL Facility as a result of (i) our failure to provide our unaudited consolidated financial statements for the quarter ended December 31, 2018 within 45 days after the end of the quarter or (ii) certain representations and warranties not being correct when made due to the existence of any Default specified in the preceding clause (i); provided that we must provide such unaudited consolidated financial statements within 75 days after the end of the quarter. In addition, the Second ABL Amendment amends (i) the borrowing base determination provisions in the ABL Facility and (ii) the maturity date of the ABL Facility, which was previously five years from the date of the ABL Facility, to December 14, 2021 (in each case, subject to certain early maturity triggers related to maturity of other material debt or a change of control of us). The ABL Facility was further amended pursuant to the First ABL Waiver and the Second ABL Waiver. As discussed above in “—Waiver of Defaults,” the First ABL Waiver provided that the maturity date of December 14, 2021 shall be subject to certain early maturity triggers related to a Change of Control of the Company (as such definition has been amended by the ABL Waiver) or the ABL Waiver Termination Date. The Second ABL Waiver further extended the delivery dates (i) for the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2019 until October 31, 2019 and (ii) for the Company’s unaudited consolidated financial statements for each of the fiscal quarters ended June 30, 2019 and September 30, 2019 until December 31, 2019.
8.75% Senior Secured Notes — On March 6, 2018, we issued and sold $350 million of 8.75% Senior Secured Notes in a private offering to eligible purchasers pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, for proceeds of $346.6 million and simultaneously entered into the Secured Indenture with U.S. Bank National Association, as trustee and as collateral agent. The 8.75% Senior Secured Notes were initially fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by certain of our U.S. subsidiaries (the “Guarantor Subsidiaries”) and are secured by first priority security interests on substantially all of the tangible and intangible personal property of Bristow Group Inc. and the Guarantor Subsidiaries (other than certain excluded assets) (the “Collateral”) as collateral security for their obligations under the 8.75% Senior Secured Notes, subject to certain permitted encumbrances and exceptions. Certain of the security interests were granted in connection with the execution and delivery of the Secured Indenture, while security interests covering approximately 77 aircraft were granted within the periods described in the Secured Indenture.
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
The Secured Indenture contains customary covenants that, among other things, limit our ability to incur additional liens or financial indebtedness and to sell or otherwise transfer the Collateral, including the pledged aircraft. The Secured Indenture also contains customary events of default. If an event of default occurs and is continuing, the Trustee or the holders of at least 25% in principal amount of the then outstanding 8.75% Senior Secured Notes may declare the unpaid principal of, and any premium and accrued and unpaid interest on, all the 8.75% Senior Secured Notes then outstanding to be due and payable immediately. In case

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of certain events of bankruptcy, insolvency or reorganization with respect to Bristow Group Inc., any Guarantor Subsidiary or any significant subsidiary, all of the principal of and accrued and unpaid interest on the 8.75% Senior Secured Notes will automatically become due and payable. Upon a change of control (as defined in the Secured Indenture), we will be required to make an offer to repurchase all or any part of each 8.75% Senior Secured Notes at an offer price in cash equal to 101% of the aggregate principal amount, plus accrued and unpaid interest, if any, to the date of repurchase.
The proceeds of the 8.75% Senior Secured Notes were used, among other things, to repay the remaining obligations of our $350 million term loan (the “Term Loan”), to cash collateralize certain outstanding letters of credit existing under our $400 million revolving credit facility with a subfacility of $50 million for letters of credit (the “Revolving Credit Facility”) and for general corporate purposes. We terminated the Term Loan and the Revolving Credit Facility in March 2018.
On August 12, 2019, we commenced a tender offer (the “Tender Offer”) to purchase for cash our outstanding 8.75% Senior Secured Notes, up to an aggregate principal amount that will not result in an aggregate purchase price (including accrued and unpaid interest to, but not including, the settlement date) that exceeds $75,000,000. On September 11, 2019, we completed the Tender Offer, purchasing $74.8 million aggregate principal amount of the 8.75% Senior Secured Notes for $74.8 million, plus accrued and unpaid interest of $0.2 million, using borrowings under the DIP Credit Agreement.
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
The 4½% Convertible Senior Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. We have initially elected combination settlement. The initial conversion price of the 4½% Convertible Senior Notes is approximately $15.64 (subject to adjustment in certain circumstances), based on the initial conversion rate of 63.9488 common shares per $1,000 principal amount of 4½% Convertible Senior Notes. Prior to December 1, 2022, the 4½% Convertible Senior Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, until the close of business on the second scheduled trading day immediately preceding the maturity date. The 4½% Convertible Senior Notes are senior unsecured obligations. As of March 31, 2019, the if-converted value of the 4½% Convertible Senior Notes did not exceed the principal balance.
The proceeds of the 4½% Convertible Senior Notes were used to repay $89.6 million of the Term Loan and to pay the $10.1 million cost of the convertible note hedge transaction described below, with the remainder available for general corporate purposes.
Accounting standards require that convertible debt which may be settled in cash upon conversion (including partial cash settlement) be accounted for with a liability component based on the fair value of similar nonconvertible debt and an equity component based on the excess of the initial proceeds from the convertible debt over the liability component. Such excess represents proceeds related to the conversion option and is recorded as additional paid-in capital. The liability is recorded at a discount, which is then amortized as additional non-cash interest expense over the term of the 4½% Convertible Senior Notes. The balances of the debt and equity components of the 4½% Convertible Senior Notes as of March 31, 2019 are as follows (in thousands):

	March 31,
	2019	2018
Equity component - net carrying value (1)	$36,778	$36,778
Debt component:
Face amount due at maturity	$143,750	$143,750
Unamortized discount	(30,806)	(36,353)
Debt component - net carrying value	$112,944	$107,397
_____________
(1) Net of equity issuance costs of $1.0 million.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The remaining debt discount is being amortized to interest expense over the term of the 4½% Convertible Senior Notes using the effective interest rate. The effective interest rate for the fiscal year 2019 was 11.0%. Interest expense related to our 4½% Convertible Senior Notes for fiscal year 2019 was as follows (in thousands):

	March 31,
	2019	2018
Contractual coupon interest	$6,475	$1,851
Amortization of debt discount	5,547	1,454
Total interest expense	$12,022	$3,305
Convertible Note Call Spread Overlay — Concurrent with the issuance of the 4½% Convertible Senior Notes, we entered into privately negotiated convertible note hedge transactions (the “Note Hedge Transactions”) and warrant transactions (the “Warrant Transactions”) with each of Credit Suisse Capital LLC, Barclays Bank PLC, Citibank, N.A. and JPMorgan Chase Bank, National Association (the “Option Counterparties”). These transactions represented a Call Spread Overlay, whereby the cost of the Note Hedge Transactions we purchased to cover the cash outlay upon conversion of the 4½% Convertible Senior Notes was reduced by the sales price of the Warrant Transactions. Each of these transactions is described below.
The Note Hedge Transactions cost an aggregate $40.4 million and were expected generally to reduce the potential dilution and/or offset the cash payments we were required to make in excess of the principal amount upon conversion of the 4½% Convertible Senior Notes in the event that the market price of our common stock was greater than the strike price of the Note Hedge Transactions, which was initially $15.64 (subject to adjustment), corresponding approximately to the initial conversion price of the 4½% Convertible Senior Notes. The Note Hedge Transactions were accounted for by recording the cost as a reduction to additional paid-in capital.
We received proceeds of $30.3 million for the Warrant Transactions, in which we sold net-share-settled warrants to the Option Counterparties in an amount equal to the number of shares of our common stock initially underlying the 4½% Convertible Senior Notes, subject to customary anti-dilution adjustments. The strike price of the warrants was $20.02 per share (subject to adjustment), which was 60% above the last reported sale price of our common stock on the New York Stock Exchange on December 13, 2017. The Warrant Transactions could have had a dilutive effect to our stockholders to the extent the market price per share of our common stock, as measured under the terms of the Warrant Transactions, exceeded the applicable strike price of the warrants. The Warrant Transactions were accounted for by recording the proceeds received as additional paid-in capital.
The Note Hedge Transactions and the Warrant Transactions were separate transactions, in each case entered into by us with the Option Counterparties, and were not part of the terms of the 4½% Convertible Senior Notes and would not affect any holder’s rights under the 4½% Convertible Senior Notes. The delisting of our common stock from the NYSE constituted an “Extraordinary Event” under the Note Hedge Transactions and the Warrant Transactions. As a result, the Note Hedge Transactions and the Warrant Transactions were cancelled on May 14, 2019. The payment obligations under the Note Hedge Transactions and the Warrant Transactions in connection with such cancellation are subject to the Chapter 11 Cases.
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
Lombard Debt — On November 11, 2016, certain of our subsidiaries entered into two, seven-year British pound sterling funded secured equipment term loans for an aggregate $200 million U.S. dollar equivalent with Lombard North Central Plc, a part of the Royal Bank of Scotland (the “Lombard Debt”). In December 2016, the first loan amount of $109.9 million (GBP 89.1 million) funded and the borrower prepaid scheduled principal payments of $4.5 million (GBP 3.7 million). The proceeds from this financing were used to finance the purchase by the borrower thereunder of three SAR aircraft utilized for our U.K. SAR contract from a subsidiary. In January 2017, the second loan amount of $90.1 million (GBP 72.4 million) funded. The proceeds from this financing were used to finance the purchase by the borrower thereunder of five SAR aircraft utilized for our U.K. SAR contract from a subsidiary. The borrowers’ respective obligations under the financings are guaranteed by the Company, and each financing

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is secured by the aircraft purchased by the applicable borrower with the proceeds of its loan. The credit agreements governing the Lombard Debt include covenants, including requirements to maintain, register and insure the respective SAR aircraft secured thereunder, and restrictions on the respective borrower thereunder to incur additional liens on or sell the respective SAR aircraft secured thereunder (except to the Company and its subsidiaries). Borrowings under the financings bear interest at an interest rate equal to the ICE Benchmark Administration Limited LIBOR (or the successor thereto) plus 2.25% per annum. The weighted-average interest rate was 3.10% and 2.96% as of March 31, 2019 and 2018, respectively. The financing which funded in December 2016 matures in December 2023 and the financing which funded in January 2017 matures in January 2024.
Macquarie Debt — On February 1, 2017, one of our wholly-owned subsidiaries entered into a term loan credit agreement for a $200 million five-year secured equipment term loan with Macquarie Bank Limited (the “Macquarie Debt”). In conjunction with closing and funding under such term loan, we have agreed to lease five helicopters for lease terms ranging from 60 to 63 months from Wells Fargo Bank Northwest, N.A., acting as owner trustee for Macquarie Aerospace Inc., an affiliate of Macquarie Bank Limited. The borrower’s obligations under the credit agreement are guaranteed by the Company and secured by 20 oil and gas aircraft. The financing funded on March 7, 2017. Borrowings under the financing bear interest at an interest rate equal to the ICE Benchmark Administration Limited LIBOR (or the successor thereto) plus 5.35% per annum. The interest rate was 7.87% and 7.00% as of March 31, 2019 and 2018, respectively. The proceeds from the financing were used to repay $154.1 million of a senior secured term loan credit facility providing for $200 million of term loan commitments (the “Term Loan Credit Facility”), which Term Loan Credit Facility was repaid in full and terminated in October 2017, and $45.9 million of the Term Loan.
The Macquarie Credit Agreement governing the Macquarie Debt includes covenants, including requirements to maintain, register and insure the respective aircraft secured thereunder, and restrictions on the respective borrower thereunder to incur additional liens on or sell the respective aircraft secured thereunder (except to the Company and its subsidiaries). The Macquarie Debt matures in March 2022.
On October 3, 2019, the Bankruptcy Court approved a term sheet (the “Macquarie Term Sheet”) among the Company, as guarantor, Bristow U.S. LLC, as borrower and lessee, BriLog Leasing Ltd., as lessee, Macquarie Bank Limited, as administrative agent and security agent, Macquarie Leasing LLC, as lender and owner participant, and Macquarie Rotorcraft Leasing Holdings Limited, as owner participant, pursuant to which, among other matters, the parties agreed to enter into definitive documentation at emergence for an amendment to the Macquarie Credit Agreement. Such amendment will, among other things, extend the maturity date of the loan made under the Macquarie Credit Agreement by 12 months to March 6, 2023.
The definitive documentation contemplated by the Macquarie Term Sheet will also (a) adjust the information covenants under the Macquarie Credit Agreement such that the Company shall provide a copy of the annual audit report for each fiscal year for the Company and its subsidiaries as soon as available and in any event within 90 days after the end of such fiscal year of the Company (or, in the case of the fiscal year ended March 31, 2019, by October 31, 2019), and quarterly financial statements of the Company and its subsidiaries within 45 days after the end of each fiscal quarter of the Company (or, in the case of each of the fiscal quarters ended June 30, 2019 and September 30, 2019, by December 31, 2019) and (b) cause obligations under existing leases involving the parties to the Macquarie Term Sheet to be secured with the collateral securing the Macquarie Credit Agreement.
PK Air Debt — On July 17, 2017, a wholly-owned subsidiary Bristow Equipment Leasing Ltd., as borrower, entered into a term loan credit agreement with PK AirFinance, as agent, and PK Transportation Finance Ireland Limited (“PK Transportation”), as lender, and other lenders from time to time party thereto, which provided for commitments in an aggregate amount of up to $230 million to make up to 24 term loans, each of which was made in respect of an aircraft pledged as collateral for all of the term loans. The term loans are also secured by a pledge of all shares of the borrower and any other assets of the borrower and are guaranteed by the Company. The financing funded in two tranches in September 2017 and proceeds were used to repay $17.0 million of the Term Loan Credit Facility, $93.7 million of the Term Loan and $103.0 million of the Revolving Credit Facility.
Each term loan bears interest at an interest rate equal to, at the borrower’s option, a floating rate of one-month LIBOR plus a margin of 5% per annum (the “Margin”), subject to certain costs of funds adjustments, determined two business days before the borrowing date of each term loan, or a fixed rate based on a notional interest rate swap of 12 30-day months in respect of such term loan with a floating rate of interest based on one-month LIBOR, plus the Margin. The weighted-average interest rate was 7.50% as of March 31, 2019.
The borrower is required to repay each term loan on an annuity basis, payable monthly in arrears starting on the seventh month following the date of the borrowing of such term loan, with a final payment of 53% of the initial amount of such term loan due on the 70th month following the date of the borrowing of such term loan.
In connection with the PK Credit Agreement, the borrower guarantees certain of its direct parent’s obligations under existing aircraft operating leases up to a capped amount.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 3, 2019, the Company entered into an Omnibus Agreement (the “Omnibus Agreement”), dated the same date, among Bristow Equipment Leasing Ltd., as borrower, PK Transportation, as lender, PK AirFinance, as agent for the lender and as security trustee for the MAG Agent and the MAG Parties (each as defined in the PK Credit Agreement), PK AirFinance and PK Transportation. Pursuant to the Omnibus Agreement, among other matters, the parties have agreed, effective upon satisfaction of the conditions precedent set forth in the Omnibus Agreement (the “Omnibus Effective Date”), to amend the PK Credit Agreement to, among other things, extend the maturity date of the 24 loans made under the PK Credit Agreement by 18 months to January 27, 2025 and increase the principal amount of the loans in an aggregate amount of approximately $17.3 million. The Omnibus Agreement also updates the amortization schedule as of October 3, 2019 to provide that, among other things, only interest will be payable on the loans for the six months following the Omnibus Effective Date, with a balloon amount of approximately $104.2 million due on the maturity date. If the loans are refinanced by full prepayment during the six-month period following the Effective Date, no prepayment penalty will be due. Each loan is secured by an aircraft which has been pledged as collateral for the loans.
The Omnibus Agreement also provides that the Borrower Guarantee and Indemnity Cap (as defined in the PK Credit Agreement) will be reduced by the amount of increased principal when paid. In addition, the Omnibus Agreement adjusts the information covenants under the PK Credit Agreement such that the Company shall provide a copy of the annual audit report for each fiscal year for the Company and its subsidiaries as soon as available and in any event within 90 days after the end of such fiscal year of the Company (or, in the case of the fiscal year ended March 31, 2019, by October 31, 2019), and quarterly financial statements of the Company and its subsidiaries within 45 days after the end of each fiscal quarter of the Company (or, in the case of each of the fiscal quarters ended June 30, 2019 and September 30, 2019, by December 31, 2019). In the Omnibus Agreement, PK Transportation also agreed to waive certain events of default arising from breaches of covenants in other agreements as a result of the Chapter 11 Cases and failure to provide its financial statements by their required due dates.
Airnorth Debt — Airnorth’s outstanding debt includes interest bearing term loans of $11.1 million as of March 31, 2019. The term loans primarily relate to the purchase of aircraft, have a remaining term of approximately one to four years, and consist of a term loan with interest at LIBOR plus a margin of 2.85% and two term loans each with a fixed rate of 3.1% plus the Reserve Bank of Australia cash rate of 2.0%. The term loans have customary covenants, including certain financial covenants, and varying principal payments.
Eastern Airways Debt — All outstanding obligations under Eastern Airways’ revolving credit facility matured on December 31, 2018, and a final repayment of $7.4 million was made in December 2018. Eastern Airways’ debt also included borrowings under a term loan facility that matured on August 31, 2018, and was repaid in a principal amount of $4.9 million in August 2018.
Other Debt — As of March 31, 2019 and 2018, other debt includes amounts related to the deferral of certain aircraft lease payments with monthly payments of $0.4 million beginning in June 2019 and final payment due May 2021.
Other Matters — Aggregate annual maturities (which excludes unamortized discount of $33.4 million and unamortized debt issuance costs of $21.8 million) for all debt for the next five fiscal years and thereafter are as follows (in thousands) and does not reflect the impact of Chapter 11 Cases or the characterization of debt as current:

Fiscal year ending March 31
2020	$52,756
2021	53,954
2022	180,270
2023	789,805
2024	405,245
Thereafter	—
$1,482,030
Interest paid in fiscal years 2019, 2018 and 2017 was $100.6 million, $78.1 million and $51.4 million, respectively. Capitalized interest was $2.4 million, $3.4 million and $10.2 million in fiscal years 2019, 2018 and 2017, respectively.

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

Recurring Fair Value Measurements
The following table summarizes the financial instruments we had as of March 31, 2019, valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2019	Balance Sheet Classification
Derivative financial instrument	$—	$1,845	$—	$1,845	Prepaid expenses and other current assets
Rabbi Trust investments	2,544	—	—	2,544	Other assets
Total assets	$2,544	$1,845	$—	$4,389
The following table summarizes the financial instruments we had as of March 31, 2018, valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2018	Balance Sheet Classification
Derivative financial instrument	$—	$718	$—	$718	Prepaid expenses and other current assets
Rabbi Trust investments	2,296	—	—	2,296	Other assets
Total assets	$2,296	$718	$—	$3,014
The rabbi trust investments consist of cash and mutual funds whose fair value are based on quoted prices in active markets for identical assets and are designated as Level 1 within the valuation hierarchy. The rabbi trust holds investments related to our non-qualified deferred compensation plan for our senior executives as discussed in Note 10. The derivative financial instrument consists of foreign currency put option contracts whose fair value is determined by quoted market prices of the same or similar instruments, adjusted for counterparty risk. See Note 7 for a discussion of our derivative financial instruments.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the assets as of March 31, 2019, valued at fair value on a non-recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss for Fiscal Year 2019
Inventories (1)	$—	$—	$7,697	$(9,276)
Assets held for sale (2)	—	—	5,350	(8,149)
Aircraft and equipment (1)	—	—	136,338	(104,939)
Other intangible assets (1)	—	—	—	(3,005)
Total assets	$—	$—	$149,385	$(125,369)
_____________

(1)	Fair value as of September 30, 2018.

(2)	Fair value as of March 31, 2019.
The following table summarizes the assets as of March 31, 2018, valued at fair value on a non-recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss for Fiscal Year 2018
Inventories (1)	$—	$515	$—	$(5,717)
Assets held for sale (1)	—	—	30,348	(15,853)
Investment in unconsolidated affiliates (1)	—	—	62,267	(85,683)
Total assets	$—	$515	$92,615	$(107,253)
_____________

(1)	Fair value as of March 31, 2018.
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
The fair value of other intangible assets, using Level 3 inputs, is estimated using the income approach. The estimate of fair value includes unobservable inputs, including assumptions related to future performance, such as projected demand for services, rates, and levels of expenditures. For further details on other intangible assets and goodwill, see Note 1.
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
The fair value of investment in affiliates is estimated using a variety of valuation methods, including the income and market approaches. These estimates of fair value include unobservable inputs, representative of Level 3 fair value measurement, including assumptions related to future performance, such as projected demand for services and rates. For further details on our investment in unconsolidated affiliates, see Notes 1 and 3.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Debt
The fair value of our debt has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on quoted market prices. The carrying and fair value of our long-term debt, including the current portion and excluding unamortized debt issuance costs, are as follows (in thousands):

	March 31,
	2019		2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
8.75% Senior Secured Notes (1)	$347,400	$252,000	$346,610	$353,500
4½% Convertible Senior Notes (2)	112,944	28,923	107,397	158,772
6¼% Senior Notes	401,535	75,288	401,535	325,243
Lombard Debt	183,450	183,450	211,087	211,087
Macquarie Debt	171,028	171,028	185,028	185,028
PK Air Debt	212,041	212,041	230,000	230,000
Airnorth Debt	11,058	11,058	13,832	13,832
Eastern Airways Debt	—	—	14,519	14,519
Other Debt	9,168	9,168	3,991	3,991
	$1,448,624	$942,956	$1,513,999	$1,495,972
_____________
(1) The carrying value is net of unamortized discount of $2.6 million and $3.4 million as of March 31, 2019 and 2018, respectively.
(2) The carrying value is net of unamortized discount of $30.8 million and $36.4 million as of March 31, 2019 and 2018 respectively.
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
During fiscal years 2019 and 2018, we entered into foreign currency put option contracts of £5 million per month through February 2020 to mitigate a portion of our foreign currency exposure. These derivatives are designated as cash flow hedges.
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
The following table presents the balance sheet location and fair value of the portions of our derivative instruments that were designated as hedging instruments as of March 31, 2019 (in thousands):

	Derivatives designated as hedging instruments under ASC 815	Derivatives not designated as hedging instruments under ASC 815	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Balance Sheet	Net amounts of assets and liabilities presented in the Balance Sheet

Prepaid expenses and other current assets	$1,845	$—	$1,845	$—	$1,845
Net	$1,845	$—	$1,845	$—	$1,845
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
The following table presents the impact that derivative instruments, designated as cash flow hedges, had on our accumulated other comprehensive loss (net of tax) and our consolidated statements of operations for fiscal year 2019 (in thousands):

		Financial statement location

Amount of loss recognized in accumulated other comprehensive loss	$(506)	Accumulated other comprehensive loss
Amount of loss reclassified from accumulated other comprehensive loss into earnings	$(464)	Statement of operations

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
We estimate that $0.4 million of net losses in accumulated other comprehensive loss associated with our derivative instruments is expected to be reclassified into earnings within the next twelve months.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — COMMITMENTS AND CONTINGENCIES
Aircraft Purchase Contracts — As shown in the table below, we have obligations to make additional capital expenditures over the next six fiscal years to purchase additional aircraft. As of March 31, 2019, we had 26 aircraft on order and no options to acquire additional aircraft. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order will provide incremental fleet capacity in terms of revenue and operating income.

	Fiscal Year Ending March 31,
	2020	2021	2022	2023 and thereafter (2)	Total
Commitments as of May 1, 2019:(1)
Number of aircraft:
Large (3)	—	—	3	19	22
U.K. SAR (4)	4	—	—	—	4
	4	—	3	19	26
Related commitment expenditures (in thousands)
Large (3)	$3,437	$10,542	$59,808	$311,027	$384,814
U.K. SAR (4)	58,882	—	—	—	58,882
	$62,319	$10,542	$59,808	$311,027	$443,696
_______________

(1)
On May 1, 2019, we entered into an amendment to our agreement with Airbus Helicopters for the purchase of 22 H175 helicopters which includes five aircraft that can be cancelled by us prior to the delivery dates. Pursuant to the amendment, the parties mutually agreed to postpone the delivery dates for such helicopters for 18 months from the previous schedule with the first three helicopters now scheduled for delivery in the second half of fiscal year 2022. The postponement in deliveries resulted in various amendments to the payment terms under the purchase agreement including the deferral of approximately $110.0 million in capital expenditures scheduled for fiscal years 2019 to 2023 into fiscal years 2024 and beyond. In connection with this amendment, the overall purchase price of these helicopters has been increased by $18.4 million to account for inflation. The impact of this amendment is included in the table above.

(2)	Includes $94.1 million for five aircraft orders that can be cancelled prior to the delivery dates. We have made non-refundable deposits of $4.5 million related to these aircraft.

(3)	In October 2019, the Bankruptcy Court approved our agreement with Airbus Helicopters S.A.S. to reject our aircraft purchase contract for 22 large aircraft.

(4)	The four AW189 U.K. SAR configured aircraft on order were being leased as of March 31, 2019. One of the AW189s was purchased in August 2019.
In fiscal year 2019, a large aircraft order was terminated, and we removed $17.5 million of future commitments from the table above. We recorded contract termination costs of $14.7 million included in loss on disposal of assets on our consolidated statements of operations for amounts previously included in construction in progress on our consolidated balance sheets. We have an ongoing dispute with the OEM to recover a portion of these progress payments. For further details, see Note 4.
The following chart presents an analysis of our aircraft orders and options during fiscal years 2019, 2018 and 2017:

	Fiscal Year Ended March 31,
	2019		2018		2017
	Orders	Options	Orders	Options	Orders	Options
Beginning of fiscal year	27	4	32	4	36	14
Aircraft delivered	—	—	(5)	—	(9)	—
Aircraft ordered	—	—	—	—	5	—
Cancelled order	(1)	—	—	—	—	—
Expired options	—	(4)	—	—	—	(10)
End of fiscal year	26	—	27	4	32	4
We periodically purchase aircraft for which we have no orders. During both fiscal years 2019 and 2017, we purchased one aircraft that was not on order. During fiscal year 2018, we did not purchase any aircraft for which we did not have an order.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Leases — We have non-cancelable operating leases in connection with the lease of certain equipment, land and facilities, including leases for aircraft. Rental expense incurred under all operating leases was $192.3 million, $208.7 million and $212.6 million in fiscal years 2019, 2018 and 2017, respectively. Rental expense incurred under operating leases for aircraft was $169.2 million, $181.3 million and $188.2 million in fiscal years 2019, 2018 and 2017, respectively. As of March 31, 2019, aggregate future payments under all non-cancelable operating leases that have initial or remaining terms in excess of one year, including leases for 75 aircraft, are as follows (in thousands):

	Aircraft	Other	Total
Fiscal year ending March 31,
2020	$121,516	$11,367	$132,883
2021	59,999	9,814	69,813
2022	39,035	8,797	47,832
2023	16,605	8,396	25,001
2024	5,086	8,513	13,599
Thereafter	—	29,256	29,256
	$242,241	$76,143	$318,384
The aircraft leases range from base terms of up to 180 months with renewal options of up to 240 months in some cases, include purchase options upon expiration and some include early purchase options. The leases contain terms customary in transactions of this type, including provisions that allow the lessor to repossess the aircraft and require us to pay a stipulated amount if we default on our obligations under the agreements. These leases are included in the amounts disclosed above. The following is a summary of the terms related to aircraft leased under operating leases with original or remaining terms in excess of one year as of March 31, 2019:

End of Lease Term	Number of Aircraft
Fiscal year 2020 to fiscal year 2021	43
Fiscal year 2022 to fiscal year 2024	32
75
Employee Agreements — Approximately 57% of our employees are represented by collective bargaining agreements and/or unions with 78% of these employees being represented by collective bargaining agreements and/or unions that have expired or will expire in one year. These agreements generally include annual escalations of up to 4.5%. Periodically, certain groups of our employees who are not covered by a collective bargaining agreement consider entering into such an agreement. We also have employment agreements with members of senior management. For discussion on separation programs between the Company and its employees, see Note 10.
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
CEO Transition — On November 9, 2018, the Company announced the retirement of Jonathan E. Baliff, who served as President and Chief Executive Officer of the Company. Mr. Baliff stepped down from the position of President effective November 9, 2018, while continuing to serve as Chief Executive Officer. On February 11, 2019, the Company entered into a Retirement and Consulting Agreement (the “Retirement and Consulting Agreement”) with Mr. Baliff. Under the Retirement and Consulting Agreement, Mr. Baliff ceased to serve as Chief Executive Officer of the Company and resigned from the Board of Directors of the Company (the “Board”), effective February 28, 2019. Commencing March 1, 2019, Mr. Baliff provided consulting services to the Company through June 30, 2019 and received a monthly consulting fee of $30,000.
Mr. Baliff’s retirement constituted a separation of employment entitling him to benefits under the Company’s Management Severance Benefits Plan for U.S. Employees (the “Severance Plan”). Pursuant to the Severance Plan and subject to Mr. Baliff’s execution and non-revocation of a release of claims against the Company, upon his termination of employment, Mr. Baliff became entitled to: (a) severance of $1,442,000, equal to two times Mr. Baliff’s base salary; (b) Company payment of Mr. Baliff’s COBRA premiums for 36 months (extended from 18 months); (c) outplacement services for 12 months); (d) accelerated vesting of Company

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equity awards and Company performance cash awards granted in June 2016 that would have vested by their terms in June 2019; and (e) a pro-rata bonus, assuming target performance, for the portion of fiscal year 2019 during which Mr. Baliff served as Chief Executive Officer.
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
Effective upon Mr. Baliff’s retirement and until the appointment of a new Chief Executive Officer, the Board named Thomas N. Amonett, the Vice-Chairman of the Board and interim President of the Company, to the additional role of interim Chief Executive Officer. On March 1, 2019, we announced that L. Don Miller, Senior Vice President and Chief Financial Officer of the Company, had been appointed to succeed Mr. Baliff as President and Chief Executive Officer of the Company, effective as of the close of business on February 28, 2019. Mr. Miller joined the Board concurrently with the effectiveness of his appointment as President and Chief Executive Officer. Mr. Amonett, who has been serving as the interim President of the Company, was appointed to the role of Executive Vice Chairman of the Board, effective upon the effectiveness of Mr. Miller’s appointment. Brian J. Allman, Vice President and Chief Accounting Officer of the Company, was appointed to succeed Mr. Miller as Senior Vice President and Chief Financial Officer.
Other Purchase Obligations — As of March 31, 2019, we had $37.8 million of other purchase obligations representing unfilled purchase orders for aircraft parts and non-cancelable power-by-the-hour maintenance commitments. For further details on the non-cancelable power-by-the-hour maintenance commitments, see Note 1.
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
As previously reported, on April 29, 2016, another company’s EC 225LP (also known as a H225LP) model helicopter crashed near Turøy outside of Bergen, Norway resulting in the European Aviation Safety Agency issuing airworthiness directives prohibiting flight of H225LP and AS332L2 model aircraft. On July 20, 2017, the U.K. CAA and NCAA issued safety and operational directives which detail the conditions to apply for safe return to service of H225LP and AS332L2 model aircraft, where operators wish to do so. On July 5, 2018, the Accident Investigation Board Norway issued its final investigation report on the accident. The report cited a fatigue fracture within the epicyclic module of the main gear box as the cause of the accident, and issued safety recommendations in a number of areas, including gearbox design and certification requirements, failure tolerance, and continued airworthiness of the AS332L2 and the H225LP helicopters. We continue not to operate for commercial purposes our H225LP model aircraft, and we are carefully evaluating next steps for the H225LP model aircraft in our operations worldwide, with the safety of passengers and crews remaining our highest priority. In May 2019, we terminated our leases for four H225LP model aircraft that were included within our fleet as of March 31, 2019. Recent third-party market transactions and the development of alternative opportunities outside of our traditional oil and gas services for our H225 aircraft indicated a substantial return to oil and gas service within our operations was not likely.
On November 6, 2017, the Huntington National Bank (“Huntington”) filed suit against the Company and Bristow U.S. LLC in the U.S. District Court for the Southern District of New York (the “Southern District of New York Court”). Huntington alleges violation of an addendum of a lease agreement for failure to arrange for the enrollment of the aircraft engines in a maintenance agreement and seeks approximately $2.5 million in damages. We submitted a counterclaim for approximately $100,000 of costs related to storage, maintenance and insurance of the aircraft following the expiration of the lease. On March 1, 2019, the Southern District of New York Court denied Huntington’s motion for summary judgment. We initiated discovery; however, on May 16,

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2019, the proceedings were stayed as a result of the Chapter 11 Cases. We have reached a settlement with Huntington to dismiss the claims upon mutually agreeable terms subject to Bankruptcy Court approval.
Two purported class action complaints, Kokareva v. Bristow Group Inc., Case No. 4:19-cv-0509 and Lilienfield v. Bristow Group Inc., Case No. 4:19-cv-1064, were filed in the U.S. District Court for the Southern District of Texas (the “Southern District of Texas Court”) on February 14, 2019 and March 21, 2019, respectively. The complaints, which also name Jonathan E. Baliff and L. Don Miller as defendants, allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 arising out of the Company’s disclosures and alleged failure to make timely disclosure of inadequate monitoring control processes related to non-financial covenants within certain of its secured financing and lease agreements. On May 17, 2019, the Southern District of Texas Court appointed BRS Investor Group as Lead Plaintiff and consolidated both actions under Kokareva v. Bristow Group Inc., Case No. 4:19-cv-0509. When the Company filed the Chapter 11 Cases on May 11, 2019, the litigation against the Company was automatically stayed.  The case was not automatically stayed against the individual defendants, but the parties agreed to a briefing schedule and submitted a scheduling stipulation to the Southern District of Texas Court on July 22, 2019. The Southern District of Texas Court entered a scheduling order on September 5, 2019, and the Plaintiffs Consolidated Class Action Complaint is due on November 5, 2019. After the plaintiffs file their Consolidated Class Action Complaint, the defendants will have until January 6, 2020 to file responsive pleadings, including a motion to dismiss. The defendants believe that the claims are without merit and intend to vigorously defend against them.
On June 7, 2019, Marilyn DeVault filed a Stockholder Derivative Complaint against Thomas N. Amonett, Gaurdie Banister Jr., Ian A. Godden, Lori A. Gobillot, A. William Higgins, Thomas C. Knudson, Biggs C. Porter, Jonathan E. Baliff, Stephen A. King, Matthew Masters, David C. Gompert, Bruce H. Stover, L. Don Miller, and Brian J. Allman (the “Derivative Defendants”) in the United States District Court for the District of Delaware. The complaint alleges breaches of fiduciary duties and violations of Section 10(b) of the Securities Exchange Act of 1934 arising out of Company disclosures and failing to have adequate monitoring control processes related to non-financial covenants within certain of our secured financing and lease agreements. The complaint also alleges waste of corporate assets, gross mismanagement, and unjust enrichment. On July 19, 2019, the parties submitted a Joint Stipulation to stay the case pending the resolution of any motion to dismiss filed in the actions in the Southern District of Texas Court. The Court entered an order to stay the case pursuant to this stipulation on August 1, 2019. The Derivative Defendants believe that the claims are without merit and intend to vigorously defend against them.
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
See Part I. Item 3. “Legal Proceedings” included elsewhere in this Annual Report for a discussion of other actions or claims pending.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — TAXES
The components of deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2019	2018
Deferred tax assets:
Foreign tax credits	$39,554	$9,140
State net operating losses	12,448	12,337
Net operating losses	102,074	98,911
Accrued pension liability	4,254	6,289
Accrued equity compensation	9,115	10,172
Interest expense limitation	17,852	—
Deferred revenue	511	688
Employee award programs	387	1,603
Employee payroll accruals	3,476	4,426
Inventories	1,263	1,666
Investment in unconsolidated affiliates	30,783	28,778
Convertible note	2,013	—
Capital loss carryover	4,200	—
Accrued expenses not currently deductible	6,339	3,240
Other	7,005	2,303
Valuation allowance - foreign tax credits	(39,554)	(9,140)
Valuation allowance - state	(12,448)	(12,337)
Valuation allowance	(76,212)	(50,510)
Total deferred tax assets	$113,060	$107,566
Deferred tax liabilities:
Property and equipment	$(136,175)	$(150,224)
Inventories	(1,754)	(2,070)
Investment in unconsolidated affiliates	(27,595)	(21,470)
Employee programs	—	(1,224)
Deferred gain	(1,872)	(2,691)
Other	(4,872)	(4,155)
Total deferred tax liabilities	$(172,268)	$(181,834)
Net deferred tax liabilities	$(59,208)	$(74,268)
Companies may use foreign tax credits to offset the U.S. income taxes due on income earned from foreign sources. However, the credit that may be claimed for a particular taxable year is limited by the total income tax on the U.S. income tax return as well as by the ratio of foreign source net income in each statutory category to total net income. The amount of creditable foreign taxes available for the taxable year that exceeds the limitation (i.e., “excess foreign tax credits”) may be carried back one year and forward ten years. We have $39.6 million of excess foreign tax credits as of March 31, 2019, of which $6.6 million will expire in fiscal year 2021, $4.0 million will expire in fiscal year 2022, $0.2 million will expire in fiscal year 2023, $15.6 million will expire in fiscal year 2024 and $13.2 million will expire in fiscal year 2025. As of March 31, 2019, we have $145.0 million of net operating losses in the U.S., of which $0.8 million will expire in fiscal year 2037 and $6.5 million will expire in fiscal year 2038. The remaining $137.8 million of net operating losses can be carried forward indefinitely. In addition, we have net operating losses in certain states totaling $200.1 million which will begin to expire in fiscal year 2022.
Certain limitations on the deductibility of interest expense pursuant to the Act became effective for Bristow on April 1, 2018. As of March 31, 2019, we recorded a deferred income tax benefit related to our current year disallowance of $85 million of interest expense which can be carried forward indefinitely.
Our ability to utilize our net operating loss carryforwards and certain other tax attributes to offset future taxable income and reduce federal income tax liability is subject to certain requirements and restrictions. In particular, if we experience an “ownership change” as defined in section 382 of the U.S. Internal Revenue Code, then our ability to use these tax attributes may be substantially limited, which could have a negative impact on our financial position and results of operations.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. As of March 31, 2019, valuation allowances were $76.2 million for foreign operating loss carryforwards, $12.4 million for state operating loss carryforwards, $4.2 million for capital loss carryforwards and $39.6 million for foreign tax credits.
The following table is a rollforward of the deferred tax valuation allowance (in thousands):

	Fiscal Year Ended March 31,
	2018	2017	2016
Balance – beginning of fiscal year	$(71,987)	$(74,727)	$(29,373)
Additional allowances	(59,493)	(20,259)	(45,354)
Reversals and other changes	3,266	22,999	—
Balance – end of fiscal year	$(128,214)	$(71,987)	$(74,727)
The components of loss before benefit (provision) for income taxes for fiscal years 2019, 2018 and 2017 are as follows (in thousands):

	Fiscal Year Ended March 31,
	2019	2018	2017
Domestic	$(263,377)	$(91,002)	$(147,988)
Foreign	(72,922)	(136,998)	4,660
Total	$(336,299)	$(228,000)	$(143,328)
The provision (benefit) for income taxes for fiscal years 2019, 2018 and 2017 consisted of the following (in thousands):

	Fiscal Year Ended March 31,
	2019	2018	2017
Current:
Domestic	$1,337	$1,247	$2,797
Foreign	15,313	13,607	17,153
	$16,650	$14,854	$19,950
Deferred:
Domestic	$(16,523)	$(39,079)	$24,651
Foreign	(288)	(6,666)	(12,013)
	$(16,811)	$(45,745)	$12,638
Total	$(161)	$(30,891)	$32,588

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of the U.S. Federal statutory tax rate to the effective income tax rate for the (provision) benefit for income taxes is shown below:

	Fiscal Year Ended March 31,
	2019	2018	2017
Statutory rate	21.0%	31.6%	35.0%
Effect of U.S. tax reform	(3.5)%	9.9%	—%
Net foreign tax on non-U.S. earnings	(0.3)%	0.8%	(0.5)%
Benefit of foreign tax deduction in the U.S.	—%	—%	2.5%
Foreign earnings indefinitely reinvested abroad	(4.4)%	(8.1)%	(0.8)%
Change in valuation allowance	(15.2)%	1.1%	(25.8)%
Foreign earnings that are currently taxed in the U.S.	(0.7)%	(33.0)%	(28.5)%
Effect of change in foreign statutory corporate income tax rates	0.4%	—%	(0.2)%
Impairment of foreign investments	—%	11.9%	—%
Goodwill impairment	—%	—%	(1.0)%
Changes in tax reserves	0.7%	(2.3)%	0.6%
Other, net	2.0%	1.6%	(4.0)%
Effective tax rate	—%	13.5%	(22.7)%
In fiscal year 2019, our effective tax rate is 0.0% and includes (a) $51.0 million of tax expense for an increase in valuation allowances and (b) a reduction to our previously-recorded U.S. statutory tax rate reduction adjustment of $19.0 million offset by a one-time non-cash transition tax expense of $30.6 million.
On December 22, 2017, the president of the United States signed into law the Act. The Act includes numerous changes in existing U.S. tax law, including a permanent reduction in the U.S. federal corporate income tax rate from 35% to 21%. The rate reduction took effect on January 1, 2018. Further, the Act provided for a one-time “deemed repatriation” of accumulated foreign earnings of certain foreign corporations. Under U.S. generally accepted accounting principles, our net deferred tax liabilities are required to be revalued during the period in which the new tax legislation is enacted. We completed our analysis of the income tax implications of the Act during the third quarter of fiscal year 2019. Pursuant to the issuance of additional guidance by the U.S. Internal Revenue Service related to the calculation of the one-time deemed repatriation tax, we adjusted our previously reported provisional amounts by recording an additional tax expense of $11.6 million related to remeasurement of deferred taxes offset by one-time mandatory deemed repatriation.
Certain provisions under the Act became applicable to Bristow on April 1, 2018 and our tax provision for fiscal year 2019 includes the tax implications of these provisions. These provisions include Global Intangible Low-Taxed Income (“GILTI”), Base Erosions and Anti-Avoidance Tax (“BEAT”), Foreign Derived Intangible Income (“FDII”) and certain limitations on the deduction of interest expense and utilization of net operating losses.
In fiscal year 2018, our effective tax rate was 13.5% and includes: (i) tax benefit of $27.0 million related to the impairment of our equity investment in Líder; (ii) tax impact of one-time transition tax on unrepatriated earnings of foreign subsidiaries under the Act of $52.9 million, which is partially offset by the utilization of foreign tax credits of $22.6 million; (iii) tax benefit of $53.0 million as a result of the revaluation of our net deferred tax liabilities; and (iv) tax benefit due to release of $22.8 million of foreign tax credit valuation allowances.
Our effective income tax rate for fiscal year 2017 was (22.7)% representing the income tax expense rate on a pre-tax net loss for the fiscal year, which was reduced by $37.0 million of tax expense for an increase in valuation allowance.
A portion of our aircraft fleet is owned directly or indirectly by our wholly owned Cayman Island subsidiaries. Our foreign operations combined with our leasing structure provided a material benefit to the effective tax rates for fiscal years 2019, 2018 and 2017. In fiscal year 2017, our unfavorable permanent differences, such as valuation allowances and non-tax deductible goodwill write-off had the effect of increasing our income tax expense and reducing our effective tax rate applied to pre-tax losses. Also, our effective tax rates for fiscal years 2019, 2018 and 2017 benefited from the permanent investment outside the U.S. of foreign earnings, upon which no U.S. tax had been provided until the one-time transition tax on unrepatriated earnings of foreign subsidiaries under the Act.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In August 2008, certain of our existing and newly created subsidiaries completed intercompany leasing transactions involving eleven aircraft. The tax benefit of this transaction is being recognized over the remaining useful life of the assets, which is approximately 13 years. During fiscal year 2017, this transaction resulted in a $2.4 million reduction in our consolidated provision for income taxes. This transaction resulted in no impact on our consolidated provision for income taxes during fiscal year 2018. In October 2016, the FASB issued accounting guidance related to current and deferred income taxes for intra-entity transfer of assets other than inventory (ASU 2016-16). We adopted this accounting guidance effective April 1, 2018 using the modified retrospective method, through a cumulative-effect adjustment directly to retained earnings. Upon adoption, we recognized the deferred tax impact directly through retained earnings and, therefore, we do not expect any future tax impact.
Our operations are subject to the jurisdiction of multiple tax authorities, which impose various types of taxes on us, including income, value added, sales and payroll taxes. Determination of taxes owed in any jurisdiction requires the interpretation of related tax laws, regulations, judicial decisions and administrative interpretations of the local tax authority. As a result, we are subject to tax assessments in such jurisdictions including the re-determination of taxable amounts by tax authorities that may not agree with our interpretations and positions taken. The following table summarizes the years open by jurisdiction as of March 31, 2019:

Jurisdiction	Years Open
U.S.	Fiscal year 2017 to present
U.K.	Fiscal year 2017 to present
Guyana	Fiscal year 2013 to present
Nigeria	Fiscal year 2009 to present
Trinidad	Fiscal year 2007 to present
Australia	Fiscal year 2015 to present
Norway	Fiscal year 2012 to present
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
We have analyzed filing positions in the federal, state and foreign jurisdictions where we are required to file income tax returns for all open tax years. We believe that the settlement of any tax contingencies would not have a significant impact on our consolidated financial position, results of operations or liquidity. In fiscal years 2019, 2018 and 2017, we had a net (benefit) provision of $(2.3) million, $5.4 million and $0.2 million, respectively, of reserves for tax contingencies primarily related to non-U.S. income tax on foreign leasing operations. Our policy is to accrue interest and penalties associated with uncertain tax positions in our provision for income taxes. In fiscal years 2019, 2018 and 2017, $0.0 million, $0.1 million and $0.2 million, respectively, in interest and penalties were accrued in connection with uncertain tax positions.
As of March 31, 2019 and 2018, we had $4.3 million and $6.7 million, respectively, of unrecognized tax benefits, all of which would have an impact on our effective tax rate, if recognized.
The activity associated with our unrecognized tax benefit during fiscal years 2019 and 2018 is as follows (in thousands):

	Fiscal Year Ended March 31,
	2019	2018
Unrecognized tax benefits – beginning of fiscal year	$6,682	$1,332
Increases for tax positions taken in prior years	100	7,784
Decreases for tax positions taken in prior years	(2,445)	(2,434)
Decrease related to statute of limitation expirations	—	—
Unrecognized tax benefits – end of fiscal year	$4,337	$6,682
As of March 31, 2019, we have aggregated approximately $442.0 million in unremitted foreign earnings reinvested abroad. Pursuant to the Act, these earnings were subject to the mandatory one-time transition tax and eligible to be repatriated to the U.S. without additional U.S. tax. Although these foreign earnings have been deemed to be repatriated from a U.S. federal income tax perspective, we have not yet completed our assessment of the U.S. tax reform on our plans to reinvest foreign earnings and as such have not changed our prior conclusion that the unremitted earnings are indefinitely reinvested. Accordingly, we have not provided

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred taxes on these unremitted earnings. If our expectations were to change, withholding and other applicable taxes incurred upon repatriation, if any, are not expected to have a significant impact on our results of operations.
We receive a tax benefit that is generated by certain employee stock benefit plan transactions. Under previous accounting guidance, in fiscal year 2017, this benefit was recorded directly to additional paid-in-capital on our consolidated balance sheets and did not reduce our effective income tax rate.
Income taxes paid during fiscal years 2019, 2018 and 2017 were $19.4 million, $26.7 million and $28.1 million, respectively.

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
Bristow Helicopters and Bristow International Aviation (Guernsey) Limited (“BIAGL”) each have a defined contribution plan. These defined contribution plans replaced the defined benefit pension plans described below for future accrual.
Our contributions to our defined contribution plans were $22.2 million, $22.0 million and $21.8 million for fiscal years 2019, 2018 and 2017, respectively.
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

	Fiscal Year Ended March 31,
	2019	2018

	(In thousands)
Change in benefit obligation:
Projected benefit obligation (PBO) at beginning of period	$545,128	$517,186
Service cost	655	856
Interest cost	12,984	12,914
Actuarial loss (gain)	9,702	(19,930)
Benefit payments and expenses	(28,593)	(27,002)
Plan amendments	3,020	—
Effect of exchange rate changes	(38,820)	61,104
Projected benefit obligation (PBO) at end of period	$504,076	$545,128
Change in plan assets:
Market value of assets at beginning of period	$508,375	$455,539
Actual return on assets	18,121	7,480
Employer contributions	16,644	17,001
Benefit payments and expenses	(28,593)	(27,002)
Effect of exchange rate changes	(36,197)	55,357
Market value of assets at end of period	$478,350	$508,375
Reconciliation of funded status:
Accumulated benefit obligation (ABO)	$504,076	$545,128
Projected benefit obligation (PBO)	$504,076	$545,128
Fair value of assets	(478,350)	(508,375)
Net recognized pension liability	$25,726	$36,753
Amounts recognized in accumulated other comprehensive loss	$219,232	$232,043

	Fiscal Year Ended March 31,
	2019	2018	2017

	(In thousands)
Components of net periodic pension cost:
Service cost for benefits earned during the period	$655	$856	$627
Interest cost on PBO	12,984	12,914	15,330
Expected return on assets	(17,118)	(21,184)	(21,697)
Amortization of unrecognized losses	8,001	8,151	7,266
Net periodic pension cost	$4,522	$737	$1,526
Service cost component is reported in our statement of operations in direct cost. All other components of net periodic pension cost are reported in the other expenses, net.
The amount in accumulated other comprehensive loss as of March 31, 2019 expected to be recognized as a component of net periodic pension cost in fiscal year 2020 is $6.8 million, net of tax, and represents amortization of the net actuarial losses.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Actuarial assumptions used to develop the components of the U.K. plans were as follows:

	Fiscal Year Ended March 31,
	2019	2018	2017
Discount rate	2.60%	2.40%	3.30%
Expected long-term rate of return on assets	3.62%	4.41%	5.30%
Pension increase rate	2.90%	3.00%	2.80%
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The market value of the plan’s assets as of March 31, 2019 and 2018 was allocated between asset classes as follows. Details of target allocation percentages under the Plan Trustee’s investment strategies as of the same dates are also included.

	Target Allocation as of March 31,		Actual Allocation as of March 31,
Asset Category	2019	2018	2019	2018
Equity securities	25.4%	25.4%	24.1%	30.2%
Debt securities	34.8%	34.8%	44.5%	40.5%
Property	7.4%	7.4%	6.1%	3.1%
Other assets	32.4%	32.4%	25.3%	26.2%
Total	100.0%	100.0%	100.0%	100.0%
The following table summarizes, by level within the fair value hierarchy, the plan assets we had as of March 31, 2019, which are valued at fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2019
Cash and cash equivalents	$26,191	$—	$—	$26,191
Cash plus	—	84,438	—	84,438
Equity investments - U.K.	—	2,476	—	2,476
Equity investments - Non-U.K.	—	1,303	—	1,303
Insurance Linked Securities	—	—	25,279	25,279
Illiquid credit	—	—	40,004	40,004
Diversified growth (absolute return) funds	—	86,001	—	86,001
Government debt securities	—	138,384	—	138,384
Corporate debt securities	—	74,274	—	74,274
Total investments	$26,191	$386,876	$65,283	$478,350
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future benefit payments over each of the next five fiscal years from March 31, 2019 and in aggregate for the following five fiscal years after fiscal year 2024 are as follows (in thousands):

Projected Benefit Payments by the Plans for Fiscal Years Ending March 31,	Payments
2020	$22,022
2021	22,673
2022	23,194
2023	23,846
2024	24,237
Aggregate 2025 - 2029	126,787
We expect to fund these payments with our cash contributions to the plans, plan assets and earnings on plan assets. The current estimates of our cash contributions for our pension plans required for fiscal year 2020 are expected to be $16.5 million.
Incentive Compensation
Incentive and Stock Option Plans — Stock–based awards are currently made under the Bristow Group Inc. 2007 Long-Term Incentive Plan (the “2007 Plan”). As of March 31, 2019, a maximum of 10,646,729 shares of common stock are reserved, including 2,207,294 shares available for incentive awards under the 2007 Plan. Awards granted under the 2007 Plan may be in the form of stock options, stock appreciation rights, shares of restricted stock, other stock-based awards (payable in cash or our common stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants.
In addition, we have the following incentive and stock plans which have awards outstanding as of March 31, 2019, but under which we no longer make grants:

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

In June 2018, 2017 and 2016, the Compensation Committee of our board of directors authorized the grant of stock options, time vested restricted stock and long-term performance cash awards to participating employees. Each of the stock options has a ten-year term and has an exercise price equal to the fair market value (as defined in the 2007 Plan) of our common stock on the grant date. The options will vest in annual installments of one-third each, beginning on the first anniversary of the grant date. Restricted stock grants vest at the end of three years. Performance cash awards granted in June 2017 and 2018 have two components. One half of each performance cash award will vest and pay out in cash three years after the date of grant at varying levels depending on our performance in total shareholder return against a peer group of companies. The other half of each performance cash award will be earned based on absolute performance in respect of improved average adjusted earnings per share for the Company over the three-year performance period beginning on April 1, 2017 and 2018. Performance cash awards granted in June 2016 allow the recipient to receive from 0 to 200% of the target amount at the end of three years depending on how our total shareholder return ranks among a peer group over the performance period. The value of the performance cash awards is calculated on a quarterly basis by comparing the performance of our common stock, including any dividends paid since the award date, against the peer group and has a maximum potential payout of $13.4 million, $10.6 million and $5.2 million for the June 2018, June 2017 and June 2016 awards, respectively. The total value of the awards is recognized as compensation expense over a three-year vesting period with the recognition amount being adjusted quarterly. Compensation (benefit) expense related to the performance cash awards during fiscal years 2019, 2018 and 2017 was $(2.0) million, $1.5 million and $7.0 million, respectively. Performance cash compensation (benefit) expense has been allocated to our various regions.
Total share-based compensation expense, which includes stock options and restricted stock, was $6.4 million, $10.4 million and $12.4 million for fiscal years 2019, 2018 and 2017, respectively. Stock-based compensation expense is included in general and administrative expense in the consolidated statements of operations and has been allocated to our various regions.

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
A summary of our stock option activity for fiscal year 2019 is presented below:

	Weighted Average Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in thousands)
Outstanding at March 31, 2018	$29.90	3,573,778
Granted	12.19	593,129
Exercised	16.21	(174,578)
Expired or forfeited	33.59	(774,606)
Outstanding at March 31, 2019	26.49	3,217,723	6.46	$—
Exercisable at March 31, 2019	36.60	1,992,283	5.24	$—
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

The following table shows the assumptions we used to compute the stock-based compensation expense for stock option grants issued during fiscal years 2019, 2018 and 2017.

	Fiscal Year Ended March 31,
	2019	2018	2017
Risk free interest rate	2.76%	1.78%	1.07%
Expected life (years)	5	5	5
Volatility	62.8%	56.1%	46.8%
Dividend yield	—%	3.98%	2.74%
Weighted average grant-date fair value of options granted	$6.71	$2.53	$2.16
Unrecognized stock-based compensation expense related to nonvested stock options was approximately $2.6 million as of March 31, 2019, relating to a total of 1,225,440 unvested stock options. We recognize compensation expense on a straight-line basis over the requisite service period for the entire award. We expect to recognize this stock-based compensation expense over a weighted average period of approximately 1.8 years. The total fair value of options vested during fiscal years 2019, 2018 and 2017 was approximately $2.9 million, $4.7 million and $7.8 million, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total intrinsic value, determined as of the date of exercise, of options exercised during fiscal years 2019, 2018 and 2017 was $0.3 million, zero and zero, respectively. The total amount of cash we received from option exercises during fiscal years 2019, 2018 and 2017 was $2.8 million, zero and zero, respectively. The total tax benefit attributable to options exercised during fiscal years 2019, 2018 and 2017 was $0.1 million, zero and zero, respectively.
We have restricted stock awards that cliff vest on the third anniversary from the date of grant provided the grantee is still employed by the Company, subject to our retirement policy. Restricted stock granted to non-employee directors under the 2003 Director Plan vest after six months.
We record compensation expense for restricted stock awards based on an estimate of the service period related to the awards, which is tied to the future performance of our stock over certain time periods under the terms of the award agreements. The estimated service period is reassessed quarterly. Changes in this estimate may cause the timing of expense recognized in future periods to accelerate. Compensation expense related to awards of restricted stock for fiscal years 2019, 2018 and 2017 was $4.0 million, $6.7 million and $8.0 million, respectively.
The following is a summary of non-vested restricted stock as of March 31, 2019 and 2018 and changes during fiscal year 2019:

	Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of March 31, 2018	898,169	$13.69
Granted	400,788	12.53
Forfeited	(161,404)	10.10
Vested	(277,191)	27.34
Non-vested as of March 31, 2019	860,362	9.43
Unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $2.7 million as of March 31, 2019, relating to a total of 860,362 unvested restricted stock. We expect to recognize this stock-based compensation expense over a weighted average period of approximately 1.8 years.
During June 2017 and 2018, we awarded certain members of management phantom restricted stock, which will be paid out in cash after three years. We account for these awards as liability awards. As of March 31, 2019, we had $0.2 million in other liabilities and deferred credits on our consolidated balance sheet. We recognized a benefit of $0.5 million in fiscal year 2019 and an expense of $1.1 million in fiscal year 2018 in general and administrative expense on our consolidated statement of operations related to these awards.
The Annual Incentive Compensation Plan provides for an annual award of cash bonuses to key employees based primarily on pre-established objective measures of performance. The bonuses related to this plan were $3.9 million, $10.1 million and $5.0 million for fiscal years 2019, 2018 and 2017, respectively.
Additionally, we have a non-qualified deferred compensation plan for our senior executives (the “Deferred Compensation Plan”). Under the terms of the Deferred Compensation Plan, participants can elect to defer a portion of their compensation for distribution at a later date. Prior to December 31, 2018, we had the discretion to make annual tax deferred contributions to the Deferred Compensation Plan on the participants’ behalf. We contributed $0.3 million, $0.1 million and $0.6 million to the Deferred Compensation Plan in each of fiscal years 2019, 2018 and 2017, respectively. Effective as of December 31, 2018, the Deferred Compensation Plan was amended to eliminate our mandatory annual contributions to each participant’s Employer Contribution Account (as such term is defined in the Deferred Compensation Plan), other than our contributions allocated in calendar year 2018 but settled in calendar year 2019. The assets of the plan are held in a rabbi trust and are subject to our general creditors. As of March 31, 2019, the amount held in trust was $2.5 million.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Separation Agreements — In March 2015, May 2016 and February 2018, we offered voluntary separation programs (“VSPs”) to certain employees as part of our ongoing efforts to improve efficiencies and reduce costs. Additionally, beginning in March 2015, we initiated involuntary separation programs (“ISPs”) in certain regions. The expense related to the VSPs and ISPs for the fiscal years 2019, 2018 and 2017 is as follows (in thousands):

	Fiscal Year Ended March 31,
	2019	2018	2017

VSP:
Direct cost	$—	$105	$1,663
General and administrative	—	1,017	23
Total	$—	$1,122	$1,686

ISP:
Direct cost	$7,125	$11,538	$5,938
General and administrative	2,110	9,676	9,238
Total	$9,235	$21,214	$15,176
Note 11 — STOCKHOLDERS’ INVESTMENT, EARNINGS PER SHARE AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Stockholders’ Investment
Common Stock — The total number of authorized shares of our common stock reserved as of March 31, 2019 was 6,285,379. These shares are reserved in connection with our stock-based compensation plans.
The following is a summary of changes in outstanding shares of common stock for the years ended March 31, 2019 and 2018:

	Shares	Weighted Average Price Per Share
Outstanding as of March 31, 2017	35,213,991
Issuance of restricted stock	312,634	$11.27
Outstanding as of March 31, 2018	35,526,625
Exercise of stock options	174,578	$16.21
Issuance of restricted stock	217,713	$6.93
Outstanding as of March 31, 2019	35,918,916
Restrictions on Foreign Ownership of Common Stock — Under the Federal Aviation Act of 1958, as amended (the “Federal Aviation Act”), it is unlawful to operate certain aircraft for hire within the U.S. unless such aircraft are registered with the Federal Aviation Administration (the “FAA”) and the FAA has issued an operating certificate to the operator. As a general rule, aircraft may be registered under the Federal Aviation Act only if the aircraft are owned or controlled by one or more citizens of the U.S. and an operating certificate may be granted only to a citizen of the U.S. For purposes of these requirements, a corporation is deemed to be a citizen of the U.S. only if, among other things, at least 75% of its voting interests are owned or controlled by U.S. citizens. If persons other than U.S. citizens should come to own or control more than 25% of our voting interest or if any other requirements are not met, we have been advised that our aircraft may be subject to deregistration under the Federal Aviation Act, and we may lose our ability to operate within the U.S. Deregistration of our aircraft for any reason, including foreign ownership in excess of permitted levels, would have a material adverse effect on our ability to conduct certain operations within our Americas region. Therefore, our organizational documents currently provide for the automatic suspension of voting rights of shares of our common stock owned or controlled by non-U.S. citizens, and our right to redeem those shares, to the extent necessary to comply with these requirements. Based on preliminary information, we believe that persons with foreign addresses and/or places of organization held approximately 32% of our total outstanding common stock as of May 10, 2019. Accordingly, in the event of any vote by our stockholders, the voting rights of shares held by non-U.S. citizens would be suspended pursuant to our organizational documents if such ownership remains above 25% of our total outstanding common stock at the time of such vote.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends — In August 2017, we suspended our quarterly dividend as part of a broader plan of reducing costs and improving liquidity. Prior to that, we paid quarterly dividends of $0.07 per share during the first quarter of fiscal year 2018 and each quarter of fiscal year 2017. For fiscal years 2019, 2018 and 2017, we paid dividends totaling zero, $2.5 million and $9.8 million, respectively, to our stockholders. The declaration of future dividends is at the discretion of our board of directors and subject to our results of operations, financial condition, cash requirements and other factors and restrictions under applicable law and our debt instruments. In addition, the payment of any future dividends is restricted during the Chapter 11 process.
Earnings per Share
Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share excludes options to purchase shares and restricted stock awards, which were outstanding during the period but were anti-dilutive, as follows:

	Fiscal Year Ended March 31,
	2019	2018	2017
Options:
Outstanding	2,490,483	2,890,140	1,815,020
Weighted average exercise price	$34.20	$38.77	$31.98
Restricted stock awards:
Outstanding	581,677	547,927	541,014
Weighted average price	$9.33	$21.00	$26.76
The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended March 31,
	2019	2018	2017
Loss (in thousands):
Loss available to common stockholders – basic	$(336,847)	$(194,684)	$(169,562)
Interest expense on assumed conversion of 4½% Convertible Senior Notes, net of tax (1)	—	—	—
Loss available to common stockholders	$(336,847)	$(194,684)	$(169,562)
Shares:
Weighted average number of common shares outstanding – basic	35,740,933	35,288,579	35,044,040
Assumed conversion of 4½% Convertible Senior Notes outstanding during period (1)	—	—	—
Net effect of dilutive stock options, restricted stock units and restricted stock awards based on the treasury stock method	—	—	—
Weighted average number of common shares outstanding – diluted (2)	35,740,933	35,288,579	35,044,040

Basic loss per common share	$(9.42)	$(5.52)	$(4.84)
Diluted loss per common share	$(9.42)	$(5.52)	$(4.84)
_____________

(1)
Diluted loss per common share for fiscal year 2019 excludes a number of potentially dilutive shares determined pursuant to a specified formula initially issuable upon the conversion of our 4½% Convertible Senior Notes. The 4½% Convertible Senior Notes will be convertible, under certain circumstances, into cash, shares of our common stock or a combination of cash and our common stock, at our election. We have initially elected combination settlement. As of March 31, 2019, the base conversion price of the notes was approximately $15.64, based on the base conversion rate of 63.9488 shares of common stock per $1,000 principal amount of convertible notes (subject to adjustment in certain circumstances). In general, upon conversion of a note, the holder will receive cash equal to the principal amount of the note and common stock to the extent of the note’s conversion value in excess of such principal amount. Such shares did not impact our calculation of diluted loss per share for fiscal years 2019 and 2018 as our average stock price during the periods did not meet or exceed the conversion requirements.

(2)
Potentially dilutive shares issuable pursuant to our Warrant Transactions were not included in the computation of diluted income per share for fiscal years 2019 and 2018 because to do so would have been anti-dilutive. For further details on the Warrant Transactions, see Note 5.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Income (Loss)
The following table sets forth the changes in the balances of each component of accumulated other comprehensive income:

	Currency Translation Adjustments	Pension Liability Adjustments (1)	Unrealized loss on cash flow hedges (2)	Total
Balance as of March 31, 2016	$(67,365)	$(222,454)	$—	$(289,819)
Other comprehensive loss before reclassification	(26,947)	(17,142)	—	(44,089)
Reclassified from accumulated other comprehensive loss	—	5,631	—	5,631
Net current period other comprehensive loss	(26,947)	(11,511)	—	(38,458)
Foreign exchange rate impact	(55,409)	55,409	—	—
Balance as of March 31, 2017	(149,721)	(178,556)	—	(328,277)
Other comprehensive loss before reclassification	30,196	3,713	(414)	33,495
Reclassified from accumulated other comprehensive loss	—	8,620	68	8,688
Net current period other comprehensive income (loss)	30,196	12,333	(346)	42,183
Foreign exchange rate impact	40,459	(40,459)	—	—
Balance as of March 31, 2018	(79,066)	(206,682)	(346)	(286,094)
Other comprehensive income before reclassification	(36,562)	(13,175)	(506)	(50,243)
Reclassified from accumulated other comprehensive loss	—	7,884	464	8,348
Net current period other comprehensive loss	(36,562)	(5,291)	(42)	(41,895)
Foreign exchange rate impact	(22,239)	22,239	—	—
Balance as of March 31, 2019	$(137,867)	$(189,734)	$(388)	$(327,989)
_______________
(1) Reclassification of amounts related to pension liability adjustments were included as a component of net periodic pension cost. For further details on additional pension liability recorded during fiscal year 2019, see Note 10.
(2) Reclassification of amounts related to cash flow hedges were included as direct costs.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — SEGMENT INFORMATION
We conduct our business in one segment: industrial aviation services. The industrial aviation services global operations are conducted primarily through two hubs that include four regions as follows: Europe Caspian, Africa, Americas and Asia Pacific. The Europe Caspian region comprises all our operations and affiliates in Europe and Central Asia, including Norway, the U.K. and Turkmenistan. The Africa region comprises all our operations and affiliates on the African continent, including Nigeria and Egypt. The Americas region comprises all our operations and affiliates in North America and South America, including Brazil, Canada, Guyana, Trinidad and the U.S. Gulf of Mexico. The Asia Pacific region comprises all our operations and affiliates in Australia and Asia, including Sakhalin. Prior to the sale of Bristow Academy on November 1, 2017, we operated a training unit, Bristow Academy, which was included in Corporate and other.
The following tables show region information for fiscal years 2019, 2018 and 2017, and as of March 31, 2019 and 2018, where applicable, reconciled to consolidated totals, and prepared on the same basis as our consolidated financial statements (in thousands):

	Fiscal Year Ended March 31,
	2019	2018	2017
Region gross revenue from external customers:
Europe Caspian	$791,204	$793,630	$734,344
Africa	164,835	195,681	204,522
Americas	218,278	217,671	205,080
Asia Pacific	193,510	222,500	233,902
Corporate and other	1,835	4,493	10,234
Total region gross revenue	$1,369,662	$1,433,975	$1,388,082
Intra-region gross revenue:
Europe Caspian	$7,577	$5,655	$6,722
Africa	—	—	—
Americas	5,100	8,995	4,465
Asia Pacific	58	—	1
Corporate and other	2	27	332
Total intra-region gross revenue	$12,737	$14,677	$11,520
Consolidated gross revenue reconciliation:
Europe Caspian	$798,781	$799,285	$741,066
Africa	164,835	195,681	204,522
Americas	223,378	226,666	209,545
Asia Pacific	193,568	222,500	233,903
Corporate and other	1,837	4,520	10,566
Intra-region eliminations	(12,737)	(14,677)	(11,520)
Total consolidated gross revenue	$1,369,662	$1,433,975	$1,388,082
_____________

(1)
The above table represents disaggregated revenue from contracts with customers except for $51.1 million of revenue included in totals ($20.0 million from Europe Caspian, $30.8 million from Americas and $0.3 million from Asia Pacific) for fiscal year 2019.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended March 31,
	2019	2018	2017
Earnings from unconsolidated affiliates, net of losses – equity method investments:
Europe Caspian	$161	$191	$273
Americas	2,041	16,263	18,601
Corporate and other	(403)	(273)	(603)
Total earnings from unconsolidated affiliates, net of losses – equity method investments	$1,799	$16,181	$18,271
Consolidated operating loss reconciliation:
Europe Caspian	$12,874	$22,624	$14,665
Africa	13,499	32,326	30,179
Americas (1)	3,530	(72,083)	5,198
Asia Pacific	(23,645)	(24,290)	(20,870)
Corporate and other	(195,740)	(88,965)	(104,544)
Loss on disposal of assets	(27,843)	(17,595)	(14,499)
Total consolidated operating loss (2)	$(217,325)	$(147,983)	$(89,871)
Capital expenditures:
Europe Caspian	$11,957	$24,797	$44,024
Africa	777	3,769	4,575
Americas	13,777	2,523	8,275
Asia Pacific	7,957	6,795	15,086
Corporate and other (3)	6,434	8,403	63,150
Total capital expenditures	$40,902	$46,287	$135,110
Depreciation and amortization:
Europe Caspian	$50,737	$48,854	$39,511
Africa	16,113	13,705	16,664
Americas	28,300	27,468	32,727
Asia Pacific	16,735	19,695	19,091
Corporate and other	13,014	14,320	10,755
Total depreciation and amortization (4)	$124,899	$124,042	$118,748

	March 31,
	2019	2018
Identifiable assets:
Europe Caspian	$1,070,863	$1,087,437
Africa	325,502	374,121
Americas	661,266	794,236
Asia Pacific	255,136	342,166
Corporate and other (5)	339,832	572,399
Total identifiable assets	$2,652,599	$3,170,359

	March 31,
	2019	2018
Investments in unconsolidated affiliates – equity method investments:
Europe Caspian	$375	$270
Americas	108,831	121,633
Corporate and other	2,711	3,338
Total investments in unconsolidated affiliates – equity method investments	$111,917	$125,241
_______________

(1)	Includes an impairment of our investment in Líder of $85.7 million for fiscal year 2018. For further details, see Note 1.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)
Results for fiscal year 2019 were positively impacted by a reduction to rent expense of $7.9 million (included in direct costs) impacting our Europe Caspian and Asia Pacific regions by $4.9 million and $3.0 million, respectively, related to OEM cost recoveries for ongoing aircraft issues. For further details, see Note 4.

(3)
Includes $2.3 million and $39.5 million of construction in progress payments that were not allocated to business units in fiscal years 2018 and 2017, respectively. There were no construction in progress payments made in fiscal year 2019.

(4)
Includes accelerated depreciation expense of $10.4 million during fiscal year 2017 related to aircraft where management made the decision to exit certain model types earlier than originally anticipated in our Europe Caspian, Americas and Africa regions of $0.5 million, $3.9 million and $6.0 million, respectively. For further details, see Note 4.

(5)
Includes $51.7 million and $67.7 million of construction in progress within property and equipment on our consolidated balance sheets as of March 31, 2019 and 2018, respectively, which primarily represents progress payments on aircraft and facilities under construction to be delivered in future periods. In fiscal year 2019, a large aircraft order was terminated and we recorded contract termination costs of $14.7 million included in loss on disposal of assets on our consolidated statements of operations for amounts previously included in construction in progress on our consolidated balance sheets.

We attribute revenue to various countries based on the location where services are actually performed. Long-lived assets consist primarily of helicopters and fixed wing aircraft and are attributed to various countries based on the physical location of the asset at a given fiscal year-end. Information by geographic area is as follows (in thousands):

	Fiscal Year Ended March 31,
	2019	2018	2017
Gross revenue:
United Kingdom	$515,854	$530,948	$510,796
Norway	272,547	258,878	218,848
Australia	170,461	199,264	216,562
Nigeria	164,835	195,681	204,521
United States	105,243	103,047	87,234
Trinidad	52,463	53,144	57,531
Canada	43,970	50,714	49,457
Other countries	44,289	42,299	43,133
	$1,369,662	$1,433,975	$1,388,082

	March 31,
	2019	2018
Long-lived assets:
United Kingdom	$600,714	$630,555
Nigeria	255,989	293,781
United States	255,439	410,651
Norway	206,597	156,593
Australia	162,681	226,085
Canada	155,594	193,092
Trinidad	126,892	80,497
Other countries	18,560	9,056
Construction in progress primarily attributable to aircraft (1)	51,714	67,710
	$1,834,180	$2,068,020
_______________

(1)	These costs have been disclosed separately as the physical location where the aircraft will ultimately be operated is subject to change.
During fiscal year 2019, we conducted operations in 10 countries. Due to the nature of our principal assets, aircraft are regularly and routinely moved between operating areas (both domestic and foreign) to meet changes in market and operating conditions. During fiscal years 2019, 2018 and 2017, one client accounted for 10% or more of our consolidated gross revenue. During fiscal year 2019, our top ten customers accounted for 57% of consolidated gross revenue.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — QUARTERLY FINANCIAL INFORMATION (Unaudited)

	Fiscal Quarter Ended
	June 30(1)(2)	September 30 (3)(4)	December 31 (5)(6)	March 31 (7)(8)

	(In thousands, except per share amounts)
Fiscal year 2019
Gross revenue	$366,668	$349,343	$329,858	$323,793
Operating loss (9)	(3,555)	(129,448)	(30,919)	(53,403)
Net loss attributable to Bristow Group (9)	(31,865)	(143,947)	(85,699)	(75,336)
Loss per share:
Basic	$(0.89)	$(4.02)	$(2.39)	$(2.10)
Diluted	$(0.89)	$(4.02)	$(2.39)	$(2.10)
Fiscal year 2018
Gross revenue	$348,705	$370,901	$357,985	$356,384
Operating loss (9)	(24,374)	(12,703)	(3,283)	(107,623)
Net loss attributable to Bristow Group (9)	(55,031)	(30,965)	(8,030)	(100,658)
Loss per share:
Basic	$(1.56)	$(0.88)	$(0.23)	$(2.84)
Diluted	$(1.56)	$(0.88)	$(0.23)	$(2.84)
_______________

(1)
Operating loss, net loss and diluted loss per share for the fiscal quarter ended June 30, 2018 included: (a) a negative impact of $1.7 million, $1.7 million and $0.05, respectively, from organizational restructuring costs  resulting from separation programs across our global organization designed to increase efficiency and reduce costs.

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

(3)
Operating loss, net loss and diluted loss per share for the fiscal quarter ended September 30, 2018 included: (a) a negative impact of $2.7 million, $2.4 million and $0.07, respectively, from organizational restructuring costs resulting from separation programs across our global organization designed to increase efficiency and reduce costs, (b) a negative impact of $1.2 million, $1.0 million and $0.03, respectively, due to transaction cost resulting from announced agreement to acquire Columbia and (c) a negative impact of $117.2 million, $101.1 million and $2.83, respectively, due to loss on impairment ($87.5 million on H225 aircraft, $8.9 million impairment of H225 inventory and $20.8 million of Eastern Airways asset). Net loss and diluted loss per share for the fiscal quarter ended September 30, 2018 included a negative impact of $10.3 million and $0.29, respectively, due to tax valuation allowances on deferred tax assets.

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

(5)
Operating loss, net loss and diluted loss per share for the fiscal quarter ended December 31, 2018 included: (a) a negative impact of $2.4 million, $2.4 million and $0.07, respectively, from organizational restructuring costs resulting from separation programs across our global organization designed to increase efficiency and reduce costs and (b) a negative impact of $7.2 million, $5.7 million and $0.16 respectively, due to transaction cost resulting from announced agreement to acquire Columbia. Net loss and diluted loss per share for the fiscal quarter ended December 31, 2018 included a negative impact of $45.2 million and $1.26, respectively, due to tax valuation allowances and the Act.

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

(7)
Operating loss, net loss and diluted loss per share for the fiscal quarter ended March 31, 2019 included: (a) a negative impact of $5.0 million, $4.5 million and $0.13, respectively, from organizational restructuring costs resulting from separation programs across our global organization designed to increase efficiency and reduce costs, (b) a negative impact of $24.4 million, $19.3 million and $0.54, respectively, due to transaction cost resulting from announced agreement to acquire Columbia and (c) a negative impact of $1.0 million, $0.8 million and $0.02, respectively, due to CEO succession cost. Net loss and diluted loss per share for the fiscal quarter ended March 31, 2019 included a negative impact of $7.2 million and $0.20, respectively, due to tax valuation allowances and the Act.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)
Operating loss, net loss and diluted loss per share for the fiscal quarter ended March 31, 2018 included a negative impact of $90.2 million, $62.4 million, and $1.76, respectively, from loss on impairment, a negative impact of $8.5 million, $6.0 million, and $0.17, respectively, from organizational restructuring costs to increase efficiency and reduced costs across the organization. Net loss and diluted loss per share for the fiscal quarter ended March 31, 2019 included: (a) a positive impact of $25.8 million and $0.73, respectively, for a one-time non-cash tax effect from the true-up of the one-time transition tax on the repatriation of foreign earnings under the Act and net reversal of valuation allowances on deferred tax assets, partially offset by expense related to the true-up of the revaluation of net deferred tax liabilities to a lower tax rate resulting from the Act and (b) a negative impact of $1.3 million and $0.04, respectively, due to early extinguishment of debt.

(9)
The fiscal quarters ended June 30, September 30 and December 31, 2018, and March 31, 2019 included $1.7 million, $1.3 million, $16.0 million and $8.9 million, respectively, in loss on disposal of assets included in operating loss which also increased net loss by $1.3 million, $1.4 million, $12.5 million and $7.3 million, respectively, and diluted loss per share by $0.04, $0.04, $0.35 and $0.20, respectively. The fiscal quarters ended June 30, September 30 , December 31, 2017, and March 31, 2018 included $0.7 million, $(8.5) million, $(4.6) million, and $(5.2) million, respectively, in gain (loss) on disposal of assets included in operating loss which also increased net loss by $3.9 million, $14.1 million, $2.5 million and $40.1 million, respectively, and diluted loss per share by $0.11, $0.40, $0.07 and $1.13, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
The Company has registered senior notes (see Note 5) that the Guarantor Subsidiaries have fully, unconditionally, jointly and severally guaranteed. The Company has also issued certain other unregistered debt securities that have been fully, unconditionally, jointly and severally guaranteed by the Guarantor Subsidiaries that also guarantee the registered senior notes. The following supplemental financial information sets forth, on a consolidating basis, the balance sheet, statement of operations, comprehensive income and cash flow information for Bristow Group Inc. (“Parent Company Only”), for the Guarantor Subsidiaries and for our other subsidiaries (the “Non-Guarantor Subsidiaries”). We have not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Operations
Fiscal Year Ended March 31, 2019

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue:
Gross revenue	$81	$145,360	$1,224,221	$—	$1,369,662
Intercompany revenue	—	100,402	—	(100,402)	—
	81	245,762	1,224,221	(100,402)	1,369,662
Operating expense:
Direct cost and reimbursable expense	219	161,814	977,196	—	1,139,229
Intercompany expenses	—	—	100,402	(100,402)	—
Depreciation and amortization	12,330	75,743	36,826	—	124,899
General and administrative	72,770	17,221	92,122	—	182,113
	85,319	254,778	1,206,546	(100,402)	1,446,241

Loss on impairment	—	(87,474)	(29,746)	—	(117,220)
Gain (loss) on disposal of assets	(1,318)	(23,937)	(2,588)	—	(27,843)
Earnings from unconsolidated affiliates, net of losses	(203,904)	—	4,317	203,904	4,317
Operating income (loss)	(290,460)	(120,427)	(10,342)	203,904	(217,325)

Interest expense, net	(67,672)	(24,167)	(18,237)	—	(110,076)
Other income (expense), net	217	1,358	(10,473)	—	(8,898)

Income (loss) before (provision) benefit for income taxes	(357,915)	(143,236)	(39,052)	203,904	(336,299)
Allocation of consolidated income taxes	21,124	(743)	(20,220)	—	161
Net income (loss)	(336,791)	(143,979)	(59,272)	203,904	(336,138)
Net income attributable to noncontrolling interests	(56)	—	(653)	—	(709)
Net income (loss) attributable to Bristow Group	$(336,847)	$(143,979)	$(59,925)	$203,904	$(336,847)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
Fiscal Year Ended March 31, 2019

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net income (loss)	$(336,791)	$(143,979)	$(59,272)	$203,904	$(336,138)
Other comprehensive income (loss):
Currency translation adjustments	—	(1,025)	(102,659)	67,302	(36,382)
Pension liability adjustment	—	—	(5,291)	—	(5,291)
Unrealized loss on cash flow hedges, net of tax benefit	—	—	(42)	—	(42)
Total comprehensive income (loss)	(336,791)	(145,004)	(167,264)	271,206	(377,853)

Net income attributable to noncontrolling interests	(56)	—	(653)	—	(709)
Currency translation adjustments attributable to noncontrolling interests	—	—	(180)	—	(180)
Total comprehensive (income) loss attributable to noncontrolling interests	(56)	—	(833)	—	(889)
Total comprehensive income (loss) attributable to Bristow Group	$(336,847)	$(145,004)	$(168,097)	$271,206	$(378,742)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Balance Sheet
As of March 31, 2019

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$90,586	$3,205	$84,264	$—	$178,055
Accounts receivable	535,502	583,912	287,822	(1,190,445)	216,791
Inventories	—	35,331	85,977	—	121,308
Assets held for sale	—	5,541	(191)	—	5,350
Prepaid expenses and other current assets	3,734	1,001	39,274	—	44,009
Total current assets	629,822	628,990	497,146	(1,190,445)	565,513

Intercompany investment	1,829,271	97,435	131,608	(2,058,314)	—
Investment in unconsolidated affiliates	—	—	118,203	—	118,203
Intercompany notes receivable	140,659	11,151	128,410	(280,220)	—
Property and equipment - at cost:
Land and buildings	4,807	58,204	181,262	—	244,273
Aircraft and equipment	155,667	1,312,115	1,029,840	—	2,497,622
	160,474	1,370,319	1,211,102	—	2,741,895
Less – Accumulated depreciation and amortization	(47,546)	(419,983)	(440,186)	—	(907,715)
	112,928	950,336	770,916	—	1,834,180
Goodwill	—	—	18,436	—	18,436
Other assets	3,563	3,410	109,294	—	116,267
Total assets	$2,716,243	$1,691,322	$1,774,013	$(3,528,979)	$2,652,599

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$441,485	$510,911	$327,447	$(1,180,270)	$99,573
Accrued liabilities	51,071	(9,807)	119,433	(10,049)	150,648
Short-term borrowings and current maturities of long-term debt	849,524	268,559	300,547	—	1,418,630
Total current liabilities	1,342,080	769,663	747,427	(1,190,319)	1,668,851

Long-term debt, less current maturities	—	—	8,223	—	8,223
Intercompany notes payable	91,664	155,643	32,913	(280,220)	—
Accrued pension liabilities	—	—	25,726	—	25,726
Other liabilities and deferred credits	10,430	8,613	7,186	—	26,229
Deferred taxes	59,302	26,268	25,633	—	111,203
Stockholders’ investment:
Common stock	386	4,996	131,317	(136,313)	386
Additional paid-in-capital	862,020	29,387	284,048	(313,435)	862,020
Retained earnings	455,598	696,397	250,333	(946,730)	455,598
Accumulated other comprehensive income (loss)	78,306	355	255,312	(661,962)	(327,989)
Treasury shares	(184,796)	—	—	—	(184,796)
Total Bristow Group stockholders’ investment	1,211,514	731,135	921,010	(2,058,440)	805,219
Noncontrolling interests	1,253	—	5,895	—	7,148
Total stockholders’ investment	1,212,767	731,135	926,905	(2,058,440)	812,367
Total liabilities, redeemable noncontrolling interests and stockholders’ investment	$2,716,243	$1,691,322	$1,774,013	$(3,528,979)	$2,652,599

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended March 31, 2019

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash provided by (used in) operating activities	$(99,839)	$32,174	$(41,772)	$—	$(109,437)

Cash flows from investing activities:
Capital expenditures	(4,576)	(14,091)	(22,235)	—	(40,902)
Proceeds from sale of consolidated affiliate	965	—	—	—	965
Proceeds from asset dispositions	—	11,780	2,033	—	13,813
Net cash provided by (used in) investing activities	(3,611)	(2,311)	(20,202)	—	(26,124)

Cash flows from financing activities:
Proceeds from borrowings	—	—	470	—	470
Debt issuance costs	(642)	(32)	(1,925)	—	(2,599)
Repayment of debt	—	(20,950)	(40,102)	—	(61,052)
Partial prepayment of put/call obligation	(54)	—	—	—	(54)
Dividends paid to noncontrolling interest	—	—	(580)	—	(580)
Dividends paid	165,416	1,649	(167,065)	—	—
Increases (decreases) in cash related to intercompany advances and debt	(248,533)	(16,229)	264,762	—	—
Repurchases for tax withholdings on vesting of equity awards	(2,157)	—	—	—	(2,157)
Issuance of Common Stock	2,830	—	—	—	2,830
Net cash provided by (used in) financing activities	(83,140)	(35,562)	55,560	—	(63,142)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,465)	—	(3,465)
Net increase in cash and cash equivalents	(186,590)	(5,699)	(9,879)	—	(202,168)
Cash and cash equivalents at beginning of period	277,176	8,904	94,143	—	380,223
Cash and cash equivalents at end of period	$90,586	$3,205	$84,264	$—	$178,055

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Operations
Fiscal Year Ended March 31, 2018

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue:
Gross revenue	$233	$187,333	$1,246,409	$—	$1,433,975
Intercompany revenue	—	118,807	—	(118,807)	—
	233	306,140	1,246,409	(118,807)	1,433,975
Operating expense:
Direct cost and reimbursable expense	3,442	200,178	979,013	—	1,182,633
Intercompany expenses	—	—	118,807	(118,807)	—
Depreciation and amortization	12,031	53,034	58,977	—	124,042
General and administrative	54,598	27,401	102,988	—	184,987
	70,071	280,613	1,259,785	(118,807)	1,491,662

Loss on impairment	—	(1,192)	(90,208)	—	(91,400)
Gain (loss) on disposal of assets	(1,995)	5,112	(20,712)	—	(17,595)
Earnings from unconsolidated affiliates, net of losses	(103,422)	—	18,699	103,422	18,699
Operating income (loss)	(175,255)	29,447	(105,597)	103,422	(147,983)

Interest expense, net	(42,871)	(22,942)	(11,247)	—	(77,060)
Other income (expense), net	(168)	(1,038)	(1,751)	—	(2,957)

Loss before (provision) benefit for income taxes	(218,294)	5,467	(118,595)	103,422	(228,000)
Allocation of consolidated income taxes	23,661	11,196	(3,966)	—	30,891
Net loss	(194,633)	16,663	(122,561)	103,422	(197,109)
Net (income) loss attributable to noncontrolling interests	(51)	—	2,476	—	2,425
Net loss attributable to Bristow Group	$(194,684)	$16,663	$(120,085)	$103,422	$(194,684)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
Fiscal Year Ended March 31, 2018

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net loss	$(194,633)	$16,663	$(122,561)	$103,422	$(197,109)
Other comprehensive income (loss):
Currency translation adjustments	—	992	91,737	(66,802)	25,927
Pension liability adjustment	—	—	12,333	—	12,333
Unrealized loss on cash flow hedges, net of tax benefit	—	—	(346)	—	(346)
Total comprehensive income (loss)	(194,633)	17,655	(18,837)	36,620	(159,195)

Net (income) loss attributable to noncontrolling interests	(51)	—	2,476	—	2,425
Currency translation adjustment attributable to noncontrolling interest	—	—	4,269	—	4,269
Total comprehensive income (loss) attributable to noncontrolling interests	(51)	—	6,745	—	6,694
Total comprehensive income (loss) attributable to Bristow Group	$(194,684)	$17,655	$(12,092)	$36,620	$(152,501)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Balance Sheet
As of March 31, 2018

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$277,176	$8,904	$94,143	$—	$380,223
Accounts receivable	211,412	423,214	250,984	(638,630)	246,980
Inventories	—	31,300	98,314	—	129,614
Assets held for sale	—	26,737	3,611	—	30,348
Prepaid expenses and other current assets	3,367	4,494	41,016	(1,643)	47,234
Total current assets	491,955	494,649	488,068	(640,273)	834,399

Intercompany investment	2,204,862	104,435	141,683	(2,450,980)	—
Investment in unconsolidated affiliates	—	—	131,527	—	131,527
Intercompany notes receivable	183,634	36,358	368,575	(588,567)	—
Property and equipment - at cost:
Land and buildings	4,806	58,191	187,043	—	250,040
Aircraft and equipment	156,651	1,326,922	1,027,558	—	2,511,131
	161,457	1,385,113	1,214,601	—	2,761,171
Less – Accumulated depreciation and amortization	(39,780)	(263,412)	(389,959)	—	(693,151)
	121,677	1,121,701	824,642	—	2,068,020
Goodwill	—	—	19,907	—	19,907
Other assets	4,966	2,122	109,418	—	116,506
Total assets	$3,007,094	$1,759,265	$2,083,820	$(3,679,820)	$3,170,359

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$341,342	$175,133	$201,704	$(616,909)	$101,270
Accrued liabilities	59,070	6,735	166,026	(21,955)	209,876
Short-term borrowings and current maturities of long-term debt	840,485	296,782	338,171	—	1,475,438
Total current liabilities	1,240,897	478,650	705,901	(638,864)	1,786,584

Long-term debt, less current maturities	—	—	11,096	—	11,096
Intercompany notes payable	132,740	370,407	41,001	(544,148)	—
Accrued pension liabilities	—	—	37,034	—	37,034
Other liabilities and deferred credits	14,078	7,924	14,950	—	36,952
Deferred taxes	77,373	27,794	10,025	—	115,192
Stockholders’ investment:
Common stock	382	4,996	131,317	(136,313)	382
Additional paid-in-capital	852,565	29,387	284,048	(313,435)	852,565
Retained earnings	794,191	838,727	479,069	(1,317,796)	794,191
Accumulated other comprehensive income (loss)	78,306	1,380	363,484	(729,264)	(286,094)
Treasury shares	(184,796)	—	—	—	(184,796)
Total Bristow Group stockholders’ investment	1,540,648	874,490	1,257,918	(2,496,808)	1,176,248
Noncontrolling interests	1,358	—	5,895	—	7,253
Total stockholders’ investment	1,542,006	874,490	1,263,813	(2,496,808)	1,183,501
Total liabilities and stockholders’ investment	$3,007,094	$1,759,265	$2,083,820	$(3,679,820)	$3,170,359

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended March 31, 2018

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash provided by (used in) operating activities	$(125,596)	$61,757	$44,295	$—	$(19,544)

Cash flows from investing activities:
Capital expenditures	(8,902)	(9,754)	(105,111)	77,480	(46,287)
Proceeds from asset dispositions	—	85,785	40,435	(77,480)	48,740
Proceeds from OEM cost recoveries	—	—	94,463	—	94,463
Net cash used in investing activities	(8,902)	76,031	29,787	—	96,916

Cash flows from financing activities:
Proceeds from borrowings	665,106	—	231,768	—	896,874
Debt issuance costs	(11,677)	(552)	(8,331)	—	(20,560)
Repayment of debt and debt redemption premiums	(621,902)	(18,512)	(31,153)	—	(671,567)
Purchase of 4½% Convertible Senior Notes call option	(40,393)	—	—	—	(40,393)
Proceeds from issuance of warrants	30,259	—	—	—	30,259
Partial prepayment of put/call obligation	(49)	—	—	—	(49)
Dividends to noncontrolling interest	—	—	(331)	—	(331)
Dividends paid	217,802	—	(220,267)	—	(2,465)
Increases (decreases) in cash related to intercompany advances and debt	171,886	(110,119)	(61,767)	—	—
Repurchases for tax withholdings on vesting of equity awards	(2,740)	—	—	—	(2,740)
Net cash provided by (used in) financing activities	408,292	(129,183)	(90,081)	—	189,028
Effect of exchange rate changes on cash and cash equivalents	—	—	17,167	—	17,167
Net increase (decrease) in cash and cash equivalents	273,794	8,605	1,168	—	283,567
Cash and cash equivalents at beginning of period	3,382	299	92,975	—	96,656
Cash and cash equivalents at end of period	$277,176	$8,904	$94,143	$—	$380,223

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Operations
Fiscal Year Ended March 31, 2017

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue:
Gross revenue	$—	$170,306	$1,217,776	$—	$1,388,082
Intercompany revenue	—	114,196	—	(114,196)	—
	—	284,502	1,217,776	(114,196)	1,388,082
Operating expense:
Direct cost and reimbursable expense	77	202,974	950,349	—	1,153,400
Intercompany expenses	—	—	114,196	(114,196)	—
Depreciation and amortization	9,513	51,784	57,451	—	118,748
General and administrative	64,278	23,055	108,034	—	195,367
	73,868	277,813	1,230,030	(114,196)	1,467,515

Loss on impairment	—	(4,761)	(11,517)	—	(16,278)
Loss on disposal of assets	—	(15,576)	1,077	—	(14,499)
Earnings from unconsolidated affiliates, net of losses	(27,145)	—	20,297	27,187	20,339
Operating income (loss)	(101,013)	(13,648)	(2,397)	27,187	(89,871)

Interest expense, net	(43,581)	(3,480)	(2,858)	—	(49,919)
Other income (expense), net	1,257	3,883	(8,678)	—	(3,538)

Income (loss) before (provision) benefit for income taxes	(143,337)	(13,245)	(13,933)	27,187	(143,328)
Allocation of consolidated income taxes	(26,175)	(10,862)	4,449	—	(32,588)
Net income (loss)	(169,512)	(24,107)	(9,484)	27,187	(175,916)
Net (income) loss attributable to noncontrolling interests	(50)	—	6,404	—	6,354
Net income (loss) attributable to Bristow Group	$(169,562)	$(24,107)	$(3,080)	$27,187	$(169,562)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
Fiscal Year Ended March 31, 2017

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net income (loss)	$(169,512)	$(24,107)	$(9,484)	$27,187	$(175,916)
Other comprehensive income (loss):
Currency translation adjustments	—	388	209,065	(231,089)	(21,636)
Pension liability adjustment	—	—	(11,511)	—	(11,511)
Total comprehensive income (loss)	(169,512)	(23,719)	188,070	(203,902)	(209,063)

Net income attributable to noncontrolling interests	(50)	—	6,404	—	6,354
Currency translation adjustments attributable to noncontrolling interests	—	—	(5,311)	—	(5,311)
Total comprehensive income attributable to noncontrolling interests	(50)	—	1,093	—	1,043
Total comprehensive income (loss) attributable to Bristow Group	$(169,562)	$(23,719)	$189,163	$(203,902)	$(208,020)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended March 31, 2017

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash provided by (used in) operating activities	$(100,841)	$18,359	$94,019	$—	$11,537

Cash flows from investing activities:
Capital expenditures	(16,544)	(25,756)	(92,810)	—	(135,110)
Proceeds from asset dispositions	—	16,346	2,125	—	18,471
Deposits on assets held for sale	—	290	—	—	290
Net cash used in investing activities	(16,544)	(9,120)	(90,685)	—	(116,349)

Cash flows from financing activities:
Proceeds from borrowings	300,600	309,889	97,778	—	708,267
Payment of contingent consideration	—	—	(10,000)	—	(10,000)
Debt issuance costs	(2,925)	(4,199)	(886)	—	(8,010)
Repayment of debt and debt redemption premiums	(533,500)	(5,016)	(31,812)	—	(570,328)
Partial prepayment of put/call obligation	(49)	—	—	—	(49)
Dividends paid to noncontrolling interests	—	—	(2,533)	—	(2,533)
Dividends paid	13,780	(21,226)	(2,385)	—	(9,831)
Increases (decreases) in cash related to intercompany advances and debt	308,455	(291,781)	(16,674)	—	—
Repurchases for tax withholdings on vesting of equity awards	(835)	—	—	—	(835)
Net cash provided by (used in) financing activities	85,526	(12,333)	33,488	—	106,681
Effect of exchange rate changes on cash and cash equivalents	—	—	(9,523)	—	(9,523)
Net increase (decrease) in cash and cash equivalents	(31,859)	(3,094)	27,299	—	(7,654)
Cash and cash equivalents at beginning of period	35,241	3,393	65,676	—	104,310
Cash and cash equivalents at end of period	$3,382	$299	$92,975	$—	$96,656

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
At the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision of and with the participation of our management, including L. Don Miller, our Chief Executive Officer (“CEO”), and Brian J. Allman, our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (“Exchange Act”)). Based upon that evaluation and the resulting material weaknesses described below, our CEO and CFO have concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective to provide reasonable assurance that the information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and that information relating to us (including our consolidated subsidiaries) required to be disclosed is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure.
Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP. We performed additional procedures to ensure that our consolidated financial statements included in this Annual Report on Form 10-K for the year ended March 31, 2019 have been prepared in accordance with GAAP. The material weaknesses did not result in any material misstatements to the financial statements.
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
Our management, including our CEO and CFO, with the oversight of our Board of Directors, evaluated the effectiveness of the design and operation of our internal control over financial reporting as of March 31, 2019 based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 in Internal Control - Integrated Framework. Based on this evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2019 due to the material weaknesses described below.
Control Environment. We did not maintain an effective control environment as we had an insufficient complement of resources with an appropriate level of knowledge, expertise and skills commensurate with our financial reporting requirements in certain areas. The material weakness contributed to additional control deficiencies, as we did not maintain effective internal controls over monitoring of debt covenant compliance as described below and certain areas of asset impairment testing including the review of certain key assumptions and asset grouping determinations, none of which resulted in a misstatement of the financial statements. In addition, we determined the insufficient complement of resources, resulted in an additional material weakness within our Risk Assessment process as described further below.
Risk Assessment. We concluded, as a result of the control environment deficiency above, there exists a material weakness within our risk assessment process, specifically, the process to identify the potential for management override of controls at locations not operating on our centralized enterprise resource planning (“ERP”) system and the process to identify and assess changes that could significantly impact our system of internal control, specifically, changes within our capital structure which resulted in more onerous non-financial debt covenants. This material weakness contributed to additional control deficiencies, as the Company did not maintain effective internal controls over (i) debt covenant compliance monitoring as described above, (ii) verification of the review of journal entries are performed by individuals separate from the preparer as described further below in certain locations, and (iii) the reassessment of accounting for certain elements of our accounting for investments in unconsolidated affiliates which resulted in immaterial adjustments to certain historical balances as described elsewhere herein.
Debt Covenant Compliance. We identified a material weakness in our internal controls over financial reporting for monitoring of compliance with non-financial covenants within certain secured financing and lease agreements. This deficiency was originally disclosed within the amendment to our Annual Report on Form 10-K for the year ended March 31, 2018 (the “Amended 10-K”) and continues as of March 31, 2019.
Journal Entries. The Company failed to design and maintain effective controls over the review, approval, and documentation of manual journal entries at two of our subsidiaries, Airnorth and Eastern Airways, which are not operating on our centralized ERP system. There were ineffective internal controls over the review of journal entries at these locations by individuals separate from the preparer. Management concluded this represented a material weakness in our internal controls over financial reporting.
The material weaknesses did not result in any material misstatements to the financial statements. As a result of the material weaknesses described above, management concluded that, as of March 31, 2019, our internal control over financial reporting was not effective.
The effectiveness of the Company’s internal control over financial reporting as of March 31, 2019 has been audited by KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements and KPMG LLP has issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019, which is included herein.
REMEDIATION PLAN FOR MATERIAL WEAKNESSES
We are evaluating the material weaknesses and developing a plan of remediation to strengthen our internal controls related to our control environment and risk assessment components of internal control over financial reporting and related deficiencies described herein.
Control Environment. In response to the material weakness described above, we are evaluating certain organizational enhancements, including: (i) augmenting our treasury and legal teams with additional internal or external professionals with the appropriate levels of knowledge, expertise, and skills in the area of non-financial debt covenant compliance monitoring, (ii) augmenting our financial planning and analysis team with additional internal or external professionals with the appropriate level of knowledge, expertise and skills to enhance the level of precision at which our internal controls over financial reporting related to asset impairment assessments are performed and (iii) augmenting our technical accounting team with additional internal or external professionals with the appropriate levels of knowledge, expertise and skills to assist in the evaluation of asset impairment assessments. In order to consider this material weakness remediated, we believe additional time is needed to evaluate and implement the organizational enhancements and demonstrate sustainability as it relates to the revised controls.
Risk Assessment. In response to the material weakness described above, we are enhancing our risk assessment process to better identify, evaluate and monitor changes that could significantly impact our system of internal control. These enhancements are expected to include the formation of a formal Enterprise Risk Assessment Committee responsible for defining and continually evaluating our enterprise risk assessment objectives, overseeing the Company’s enterprise risk assessment process and ensuring the Company responds appropriately to identified risks through the selection and development of control activities responsive to the identified risks. In order to consider this material weakness remediated, we believe additional time is needed to finalize and implement the enhanced procedures and demonstrate sustainability as it relates to the revised controls.
Debt Compliance. In response to the material weakness described above, we will continue the implementation of our remediation plan originally described in the Amended 10-K, by establishing a debt and lease compliance program with the specific objective of creating a sustainable and executable compliance process that can be repeated on a recurring basis to ensure timely monitoring of compliance with covenants and provisions. We intend to implement such compliance program by executing the following:

•
Development of a more complete reporting process to ensure information gathered or created by our separate control processes throughout the business are reported to the appropriate level of management with the responsibility for reporting on debt and lease agreement compliance. We are currently evaluating the use of third-party compliance services providers to assist with the development of our reporting process.

•
Implementation of new or redesigned processes, where necessary, for compliance with collateral maintenance requirements under our debt and lease agreements, specifically, tracking the movement of collateral throughout our operations.

•	Establishment of procedures for reassessment of our debt and lease compliance program in response to changes in operations or agreements, to ensure timely actions are taken when risks change.

•
Evaluation of the current process and expected changes to ensure a sufficient complement of resources with an appropriate level of knowledge, expertise and skills commensurate with our non-financial debt covenant compliance monitoring requirements. We expect the changes to necessitate the need to augment certain of our teams with additional internal or external professionals with the appropriate levels of knowledge, expertise, and skills in the area of non-financial debt covenant compliance monitoring.

We anticipate the actions to be taken will address the material weakness. In order to consider this material weakness remediated, we believe additional time is needed to finalize and implement the enhanced procedures and demonstrate sustainability as it relates to the revised controls.
Journal Entries. In response to the material weakness described above, we are developing enhanced procedures to be implemented at Airnorth to ensure that manual journal entries recorded in our financial records are properly reviewed and approved preventing the potential for management override of controls. In order to consider this material weakness remediated, we believe additional time is needed to finalize and implement the enhanced procedures and demonstrate sustainability as it relates to the revised controls. We expect this control to be remediated by March 31, 2020. Eastern Airways was sold May 10, 2019 and as such, there is no remediation planned for that location.
CHANGES IN INTERNAL CONTROL OVER FINACIAL REPORTING
Other than the changes resulting from the material weaknesses described above, our management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Bristow Group Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Bristow Group Inc. and subsidiaries’ (the Company) internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ investment and redeemable noncontrolling interests for each of the years in the three-year period ended March 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated October 28, 2019 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

•
Ineffective control environment as the Company had an insufficient complement of resources with an appropriate level of knowledge, expertise and skills commensurate with their financial reporting requirements in certain areas. This material weakness contributed to additional control deficiencies over monitoring of debt covenant compliance and asset impairment testing including the review of certain key assumptions and asset grouping determinations.

•
Ineffective risk assessment process, specifically, the process to identify the potential for management override of controls at locations not operating on our centralized enterprise resource planning (“ERP”) system and the process to identify and assess changes that could significantly impact our system of internal control, specifically, changes within our capital structure which resulted in more onerous non-financial debt covenants. This material weakness contributed to additional control deficiencies in internal controls over debt covenant compliance monitoring, review of journal entries in certain locations, and the reassessment of accounting for certain elements of the Company’s accounting for investments in unconsolidated affiliates.

•	Ineffective internal controls over monitoring of compliance with non-financial covenants within certain secured financing and lease agreements.

•	Ineffective internal controls over the review, approval, and documentation of manual journal entries at two of the Company’s subsidiaries.
The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

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
October 28, 2019

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The following sets forth information as of October 1, 2019 regarding the name, age and principal occupation or employment of each member of our board of directors (our “Board”). We have also included information about each director’s specific attributes, experience or skills that led our Board to conclude that he or she should serve as a director on our Board in light of our business and structure. Unless we specifically note below, no corporation or organization referred to below is a subsidiary or other affiliate of Bristow Group Inc. Directors are elected at each annual meeting of stockholders and serve until their respective successors are elected and qualified or until their earlier death, resignation or removal.

Name	Age	Position Held with Registrant
Thomas N. Amonett	75	Director, Executive Vice Chairman of the Board
Gaurdie E. Banister, Jr.	62	Director
Lori A. Gobillot	58	Director
Ian. A. Godden	65	Director
William Higgins	61	Director
Thomas C. Knudson	73	Director, Chairman of the Board
L. Don Miller	57	President, Chief Executive Officer and Director
Biggs C. Porter	65	Director
Board of Directors
Thomas N. Amonett
Thomas N. Amonett joined our Board in 2006 and was appointed Executive Vice Chairman of our Board in February 2019. From November 2018 to February 2019, Mr. Amonett also served as interim President of the Company. He was a member of our Compensation Committee from 2006 to 2018 and our Audit Committee from 2006 to 2016. Mr. Amonett served as President and Chief Executive Officer of Athlon Solutions, LLC, a private provider of specialty chemicals and related services to refineries and other industrial companies, from 2013 to May 2018. From 1999 to 2013, he served as President, Chief Executive Officer and director of Champion Technologies Inc., a private, international specialty chemicals manufacturer. Prior to that, Mr. Amonett served as President, Chief Executive Officer and director of American Residential Services, Inc., a public company providing equipment and services for residential living, from 1997 to 1999. Mr. Amonett has been a director of Orion Group Holdings, Inc. since 2007 and serves on its audit committee and nominating and governance committee. From 2007 to November 2015, he was a director of Hercules Offshore, Inc. and served on the nominating and governance committee. Mr. Amonett has also served as Chairman of Ergon, Inc. since July 2017 and a director of T.F. Hudgins Inc. since 2014.
Mr. Amonett is an attorney by education and he has extensive executive leadership experience that he has attained through serving as a chief executive officer for almost two decades. He also has significant board experience that he has attained through serving on the boards of several private and public companies in the energy services industry. Mr. Amonett’s legal insight and business acumen have proven to be invaluable assets for our Board and, in particular, his prior service as chair of our Compensation Committee and his current role as Executive Vice Chairman of our Board. For these reasons and in light of our business and structure, our Board concluded that Mr. Amonett should continue to serve on our Board.
Gaurdie E. Banister, Jr.
Gaurdie E. Banister, Jr. joined our Board in 2017 and has served on our Compensation Committee since 2017 and our Corporate Governance and Nominating Committee since July 2018. From 2007 to August 2015, Mr. Banister served as President and Chief Executive Officer of Aera Energy LLC, an oil and gas exploration and production company jointly owned by Shell Oil Company and ExxonMobil. Prior to that, he held various positions at Royal Dutch Shell PLC, a public, international energy company, including Vice President, Technical E&P, Asia Pacific, from 2005 to 2007; Technical Vice President, Shell Americas, from 2003 to 2005; Vice President, Business Development and Technology, Shell U.S., from 2001 to 2003; President, Global Executive Vice President, Shell Services International, from 1998 to 2001; President, Shell Continental Companies, in 1997; and Project Engineering, Production Manager, Shell Offshore, from 1980 to 1997. Mr. Banister has been the Lead Independent Director of Tyson Foods, Inc. since 2013, the chairman of its compensation and leadership development committee since 2017 and a member of its strategy and acquisitions committee since 2013. He was a director and served on the audit and finance committee, corporate governance and nominating committee and health, environmental, safety and corporate responsibility committee of Marathon Oil Company from 2015 to 2018. In addition, he has served as a director of Russell Reynolds Associates since January 2018, the board of trustees of American University in Washington, DC since 2018 and Harwood Institute for Public Innovation since 2016. He also served as a director of Shell Todd Oilfield Services from 2005 to 2007.
Mr. Banister is an engineer by education with over 35 years of experience in senior management positions in the energy industry. His professional background, which includes over seven years as the president and chief executive officer of one of the nation’s most active drilling companies, provides our Board with strategic perspective on lean manufacturing, information systems, business development and culture. In addition, he has significant board experience through service on the boards of several private and public companies. His executive experience and business acumen make him highly qualified to continue to serve as the chair of our Corporate Governance and Nominating Committee and as a member of our Compensation Committee. For these reasons and in light of our business and structure, our Board concluded that Mr. Banister should continue to serve on our Board.
Lori A. Gobillot
Lori A. Gobillot joined our Board in 2012. She has served on our Compensation Committee since 2012 and our Corporate Governance and Nominating Committee since 2016. She has been the founding partner and consultant of InVista Advisors LLC, a private project management and consulting company, since 2013. Ms. Gobillot served as the Vice President of Integration Management of United Airlines, Inc., a public air transportation company, from October 2010 to 2012. Prior to that, she served as the Vice President of Integration Management of Continental Airlines, Inc., a public air transportation company, from June 2010 to October 2010 and its Staff Vice President, Assistant General Counsel and Assistant Secretary from 2006 to June 2010. Ms. Gobillot has been a director of Magellan Midstream Partners, L.P. since 2016 and serves on its compensation committee and nominating and governance committee. In addition, she has served as a director of Republic Airways Holdings since 2017 and is the chairperson of its compensation committee and has served as a director of Agape Development Ministries since 2015. From 2012 to 2016, Ms. Gobillot served on the advisory board of GetGoing, Inc.
Ms. Gobillot is an attorney by education with extensive management and legal experience within the aviation industry as well as experience in private practice representing a variety of clients. Her years of experience at a capital-intensive airline with a similar focus on safety, regulatory compliance, customer service and employee satisfaction and her service on the boards of several public and private companies add a helpful perspective to our Board’s deliberations. Her aviation background and legal, corporate governance and executive compensation expertise allow her to contribute significantly as the chair of our Compensation Committee and as a member of our Corporate Governance and Nominating Committee and benefit our Board’s decision-making process. She has been recognized by the National Association of Corporate Directors (NACD) as a Board Leadership Fellow. Her experience with fixed wing airlines is of particular use for our Board in connection with the Company’s strategic investment in Capiteq Limited (d/b/a Airnorth) in February 2015. For these reasons and in light of our business and structure, our Board concluded that Ms. Gobillot should continue to serve on our Board.
Ian A. Godden
Ian A. Godden joined our Board in 2010. He has served on our Compensation Committee since November 2018 and our Corporate Governance and Nominating Committee since 2010. He was a member of our Audit Committee from 2010 to 2018. Mr. Godden has served as Non-Executive Chairman, and a member of the audit committee, of Havelock Europa PLC, a public commercial furniture design and manufacturing company, since January 2017. Additionally, Mr. Godden has been a part-time senior advisor of Yokogawa Electric Corporation, a public electrical engineering and software company and parent company to KBC Advanced Technologies, since April 2016. Mr. Godden was the Founder and has served as Chairman of Glenmore Gas and Energy Inc., a private energy company, since 2005. Previously, Mr. Godden served as Non-Executive Chairman of KBC Advanced Technologies, a former public consulting and software company dedicated to hydrocarbon processing, from 2011 to January 2013 and from January 2015 to April 2016, its Executive Chairman from January 2013 to December 2014 and its Senior Independent Non-Executive Director from 2008 to 2011. In addition, he served on its remuneration and nominations committee from 2008 to 2016 and its audit committee from 2008 to 2011. Mr. Godden also served as Chairman of Farnborough International Limited, a private subsidiary company of A|D|S Group Ltd., a private trade organization that represents the U.K. civil aerospace, defense and security industries, from 2009 to 2013 and Chairman of A|D|S Group Ltd. from 2007 to 2011. Prior to that, he served as a director and member of the audit committee of E2V Technologies PLC from 2003 to 2010.
Mr. Godden received a Bachelor of Science degree in engineering from Edinburgh University in Scotland and an MBA from Stanford University in California. He has extensive practical experience in the aviation industry, particularly in the areas of aviation safety, training, technology and logistics management which are each critical to the Company. His international experience gained from decades of serving in executive roles in oil and gas companies in the international oil and gas sector and his background in strategic consulting aids our Board in reviewing decisions and developing the global strategy for the Company. Finally, his executive compensation experience and expertise in corporate governance, which has been recognized by his being honored as a NACD Board Leadership Fellow, makes him well suited to continue to serve as a member of our Compensation Committee and Corporate Governance and Nominating Committee. For these reasons and in light of our business and structure, our Board concluded that Mr. Banister should continue to serve on our Board.
A. William Higgins
A. William Higgins joined our Board in 2016. He has served on our Audit Committee since 2016 and our Corporate Governance and Nominating Committee since 2017. Mr. Higgins served as Chairman, Chief Executive Officer and President of CIRCOR International, Inc., a public, global diversified manufacturing company, from 2008 to 2012, President and Chief Operating Officer from 2006 to 2008 and Executive Vice President and Chief Operating Officer from 2005 to 2006. Additionally, Mr. Higgins served as director and Vice President of Leslie Controls, Inc., a subsidiary of CIRCOR that filed for bankruptcy protection in 2010 and successfully emerged from bankruptcy in 2011, from 2008 to 2012. Prior to that, he served in various positions at Honeywell International, Inc., a public, diversified technology and manufacturing company, including Vice President and General Manager, Americas, Honeywell Building Solutions, from 2002 to 2004; Vice President and General Manager, AlliedSignal Grimes Aerospace Company, from 1999 to 2002; General Manager, AlliedSignal Aerospace Valve and Component Repair and Overhaul Service, from 1996 to 1999; Director, East Asia Business Development, Allied Signal Electronics Materials, from 1992 to 1999; and Manager, East Asia Business Development, AlliedSignal Electronics Materials, from 1991 to 1992. Mr. Higgins is a director of Albany International Corp. and has served as chairman since February 2019 and as a member of the audit committee since May 2019 and the compensation committee from 2016 to 2019 (and chairman of the compensation committee from 2017 to 2019). Additionally, Mr. Higgins is a director of Kaman Corporation and has served as a member of the finance committee since 2013 (and been chairman since 2016), the corporate governance committee since 2015 and the personnel and compensation committee from 2009 to 2015.
Mr. Higgins is an engineer by education who started his career as an advanced technologies engineer at Pratt & Whitney (UTC). His professional background provides our Board with additional perspective on talent development, international operations and global strategic development, lean manufacturing and continuous improvement processes, government relations, acquisitions, and the oil and gas, distribution and industrial markets. In addition, his experience at Honeywell International, AlliedSignal and Pratt & Whitney provide him with a strong background in the aerospace industry. His executive experience, financial acumen and prior service on public company boards make him highly qualified to continue to serve as a member of our Audit Committee and Corporate Governance and Nominating Committee. For these reasons and in light of our business and structure, our Board concluded that Mr. Higgins should continue to serve on our Board.
Thomas C. Knudson
Thomas C. Knudson joined our Board in 2004 and has served as Chairman of our Board since 2006 and on our Audit Committee since February 2019. He served on our Corporate Governance and Nominating Committee from 2004 to 2016, our Compensation Committee from 2004 to 2006 and our Executive Committee from 2006 to 2007. Mr. Knudson was the Founder and has served as President of Tom Knudson Interests, a private consulting company, since 2004. Prior to that, he served as Senior Vice President of ConocoPhillips, a public oil and gas company, from 1975 to 2004. Mr. Knudson served as a director of Midstates Petroleum Company, Inc. and was its chairman from April 2015 to November 2015 and its interim chairman from 2014 to 2015. Additionally, he was a member of its audit committee from 2014 to 2015 and nominating and governance committee from 2013 to 2016. Mr. Knudson also served as a director of MDU Resources Group Inc. and was a member of its compensation committee from 2008 to 2014. Moreover, he served as presiding director and a member of the governance, nominating and compensation committee of Natco Group Inc. from 2005 to 2009 and a director and a member of the audit and conflicts committees of Williams Partners L.P. from 2005 to 2007. Mr. Knudson has served as a director of Ergon, Inc. since October 2017, the U.S. Naval Academy Foundation Athletics & Scholarship Program (as trustee since 2015 and a board member since 2019), the NACD Texas Tri-Cities Chapter since 2012 and the Episcopal Seminary of the Southwest from 2012 to 2015.
Mr. Knudson holds a bachelor’s degree in aerospace engineering from the U.S. Naval Academy and a master’s degree in aerospace engineering from the U.S. Naval Postgraduate School. He served as a naval aviator, flying combat missions in Vietnam. His education, military service, and experience on the boards of MDU Resources Group Inc., Natco Group Inc., Williams Partners L.P. and Midstates Petroleum Company, Inc. provide additional perspectives to our Board. His prior service on the management committee at ConocoPhillips provides our Board with significant insight into the way customers in the energy industry operate. His experience, together with his service as a member of the NACD Tri-Cities Chapter Board and his expertise in corporate governance, as reflected by his being honored as a NACD Board Leadership Fellow, make him well suited to continue to serve as Chairman of our Board and as a member of our Audit Committee. For these reasons and in light of our business and structure, our Board concluded that Mr. Knudson should continue to serve on our Board.

L. Don Miller
L. Don Miller joined our Board in February 2019. He was appointed as our President and Chief Executive Officer in February 2019. He previously served as our Senior Vice President and Chief Financial Officer from August 2015 to February 2019, Senior Vice President, Mergers, Acquisitions and Integration from June 2015 to August 2015, Vice President, Mergers, Acquisitions and Integration from November 2014 to June 2015 and Vice President, Strategy and Structured Transactions from November 2010 to November 2014. Prior to joining the Company, Mr. Miller worked as an independent consultant from 2008 to 2010 assisting companies in capital markets and in a financial advisory capacity. He was previously the post-petition President and Chief Executive Officer for Enron North America Corp. and Enron Power Marketing, Inc. from 2001 to 2007 and also served in senior financial positions with Enron, including Director – Finance and Vice President, Asset Marketing Group from 1998 to 2001. His career also includes seven years in senior financial positions with Citicorp Securities, Inc. and four years as an account executive with Dean Witter Reynolds, Inc. Mr. Miller is a Chartered Financial Analyst (“CFA”) charterholder. He has served on the board of directors of Christian Community Service Center since 2019 and previously served as a member of the memorial endowment board from 2013 to 2018.
As our President and Chief Executive Officer, Mr. Miller provides a critical link between senior management and our Board. In addition to his financial experience, his knowledge of the culture, operations and clients of the Company assists our Board in making strategic decisions. For these reasons and in light of our business and structure, our Board concluded that Mr. Miller should continue to serve on our Board.
Biggs C. Porter
Biggs C. Porter joined our Board in 2016 and has served on our Audit Committee since 2016. Mr. Porter has served as the Executive Vice President and Chief Financial Officer of Maxar Technologies Ltd., a public global provider of advanced space technology solutions, since August 2018. Previously, Mr. Porter served as Executive Vice President and Chief Financial Officer of Fluor Corporation, a public engineering, procurement, fabrication, construction and maintenance services company, from May 2012 to August 2017, Chief Financial Officer of Tenet Healthcare Corporation, a public, diversified healthcare services company, from 2006 to 2012, Acting Chief Financial Officer of Raytheon Company, a public, international provider of products and services to defense and government markets, from 2005 to 2006 (and its Vice President and Controller from 2003 to 2006) and Senior Vice President and Corporate Controller of TXU Corporation, a public, international energy company, from 2000 to 2003. Prior to that, he served in various positions at Northrop Grumman Corporation, a public, international provider of products and services to defense and government markets, including Sector Vice President – Business Management (CFO), Integrated Systems and Aerostructure Sector, from 1998 to 2000; Vice President – Business Management (CFO), Commercial Aircraft Division, from 1997 to 1998; Vice President - Finance, Commercial Aircraft Division, from 1995 to 1997; Vice President, Controller and Assistant Treasurer, Vought Aircraft Company, from 1990 to 1995; and Corporate Manager of External Financial Reporting, The LTV Corporation, from 1987 to 1990. Prior to that, Mr. Porter served as Audit Principal at Arthur Young & Company, an international accounting firm, from 1978 to 1987. Mr. Porter has served as a trustee of Texas Health Resources since 2014, a member of the board of visitors of Duke University Pratt School of Engineering since 2014 and a member of the advisory board of the accounting department at the University of Texas at Austin McCombs School of Business since 2012. Previously, he was a director of Perspecta Inc. from May 2018 to October 2018 and a director of the Dallas Area Chapter of the American Red Cross, serving as Chairman from 2016 to June 2018 and Vice Chairman from 2014 to 2016.
Mr. Porter is an accountant by education with significant accounting and finance expertise. His experience as a certified public accountant and chief financial officer and controller in multiple public companies provides him with extensive knowledge of financial reporting, legal and audit compliance and risk management making him qualified to continue to serve as the chair of our Audit Committee. His expertise in corporate governance has been recognized by his being honored as a NACD Governance Fellow. His aerospace, government contracting and energy sector background also benefits our Board’s decision-making process and development of strategy. For these reasons and in light of our business and structure, our Board concluded that Mr. Porter should continue to serve on our Board.

Executive Officers
Under our bylaws, our Board elects our executive officers annually. Each executive officer remains in office until that officer ceases to be an officer or his or her successor is elected. There are no family relationships among any of our executive officers or directors. As of October 1, 2019, our executive officers were as follows:

Name	Age	Position Held with Registrant
L. Don Miller	57	President, Chief Executive Officer and Director
Brian J. Allman	46	Senior Vice President and Chief Financial Officer
Alan Corbett	62	Senior Vice President, Europe, Africa, Middle East, Asia (EAMEA)
Victoria Lazar	54	Senior Vice President, General Counsel and Corporate Secretary
Robert Phillips	52	Senior Vice President, Americas
Mary Wersebe	44	Vice President, Human Resources
L. Don Miller
See “— Board of Directors —L. Don Miller” above for information on Mr. Miller.
Brian J. Allman
Mr. Allman was appointed as Senior Vice President and Chief Financial Officer in February 2019. He previously served as our Vice President and Chief Accounting Officer from May 2016 to February 2019 and Vice President, Chief Accounting Officer and Controller from November 2010 to May 2016. He joined us as Director of Financial Reporting in March 2006. In August 2007, he was promoted to Corporate Controller and was subsequently elected Chief Accounting Officer in April 2009. From September 2002 to March 2006, Mr. Allman worked as Financial Reporting Manager for Nabors Industries Ltd., a drilling and well servicing company. A Certified Public Accountant, Mr. Allman previously worked in public accounting as an Audit Manager with KPMG after beginning his career with Arthur Andersen LLP.
Alan Corbett
Mr. Corbett was appointed as Senior Vice President, Europe, Africa, Middle East, Asia (EAMEA) in June 2018. He previously served as Vice President, EAMEA from June 2017 to June 2018. Before that he served as Region Director of the Europe Caspian Region from April 2015 to June 2017 and Region Director of the Europe Business Unit (EBU) from August 2014 to March 2015, in which capacities he had commercial and operational oversight of the region, including the successful transition to a fully Bristow-operated U.K. search and rescue service. Prior to joining the Company in August 2014, Mr. Corbett worked since 1985 in a number of management positions with Baker Hughes Incorporated, including vice president positions in the Middle East, Asia Pacific and Africa, most recently serving as Vice President, Sub Sahara Africa from 2011 to 2014.
Victoria Lazar
Ms. Lazar was appointed as Senior Vice President, General Counsel and Corporate Secretary effective July 2019. She joined the Company after more than 11 years at General Electric, most recently as Executive Counsel, M&A. She was previously Associate General Counsel for GE Oil & Gas and Baker Hughes, a GE company (BHGE), during which time she served on the senior management board of the Drilling, Production & Surface divisions and was a key leader on the team forming and integrating BHGE. Prior to joining GE, she served in several roles at Electronic Data Systems Corporation (EDS, now part of DXC Technology), Chief Legal Officer – ExcellerateHRO and Counsel – Corporate Acquisitions and Finance from 1996 to 2008, including supporting the Board Governance Committee of the EDS board of directors. Lazar was also an associate in the Corporate/International law department at Baker Botts L.L.P. from 1990 to 1996. She received her Doctor of Jurisprudence from the University of Chicago Law School and a Bachelor of Arts in Government from Cornell University.
Robert Phillips
Mr. Phillips was appointed as Senior Vice President, Americas in June 2018. He previously served as Vice President, Americas from June 2017 to June 2018 and as Vice President, Global Operations Services from April 2016 to June 2017. Before that he served as Region Director of the Americas Region from July 2013 to April 2016, in which role he was responsible for operations and business development efforts in the region, and as Director of Flight Operations from April 2008 to July 2013. Since joining the Company in 2003, he has also served as Head of Flight Operations (Europe), Chief Pilot, Director of Training and Check Airman. Mr. Phillips has more than 10,000 total hours in flight time in both fixed and rotary wing aircraft, and holds certifications including Certified Flight Instructor (CFI), Certified Flight Instrument Instructor (CFII), Multi Engine Instructor (MEI), Designated Pilot Examiner (DPE) and Air Transport Pilot (ATP). He began his flying career in the U.S. Army in 1988. He graduated from flight school in Fort Rucker, Alabama in 1989, and served five years on active duty and another five years in the Louisiana National Guard before transitioning to civilian helicopter services in the Gulf of Mexico.
Mary Wersebe
Ms. Wersebe was appointed as Vice President, Human Resources in August 2016. She previously served as the Company’s Interim Chief Administration Officer from June 2016 to August 2016. She joined the Company as Director, Human Resources Global Operations in May 2014. Prior to joining the Company, Ms. Wersebe was director human resources at Exterran from 2007 to 2014. Ms. Wersebe also served in human resources roles for Halliburton from 1999 to 2000 and 2001 to 2002, Aspen Technology from 2000 to 2001 and Ocean Energy from 2002 to 2003 after beginning her career with Browning Ferris Industries in 1997.
Committees of the Board
Our Board has standing Audit, Compensation and Corporate Governance and Nominating Committees. The charter for each of these committees is posted on our website, www.bristowgroup.com, under the “Governance” caption and is available free of charge on request to our Corporate Secretary at 3151 Briarpark Drive, Suite 700, Houston, Texas 77042. During fiscal year 2019, the Audit Committee held formal meetings six times, the Compensation Committee held formal meetings 13 times and the Corporate Governance and Nominating Committee held formal meetings 23 times. As of July 17, 2019, the members and chairperson for each of the Audit, Compensation and Corporate Governance and Nominating Committees were as set forth in the table below and each of the members of each such committee was determined to be independent as defined by the applicable New York Stock Exchange (“NYSE”) and SEC rules. The members and chairperson for each committee set forth below were the same at the end of fiscal year 2019.

Independent Directors	Board Committees
	Audit	Compensation	Corporate Governance and Nominating
Thomas N. Amonett
Gaurdie E. Banister, Jr.
Lori A. Gobillot
Ian A. Godden
A. William Higgins
Thomas C. Knudson
Biggs C. Porter
- Committee Chairperson
- Committee Member
- Audit Committee Financial Expert
Audit Committee
The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the Company’s independent auditors. The Audit Committee also monitors the integrity of the Company’s financial statements and the independence and performance of the Company’s auditors and reviews the Company’s financial reporting processes. The Audit Committee reviews and reports to our Board the scope and results of audits by the Company’s independent auditors and the Company’s internal auditing staff and reviews the audit and other professional services rendered by the independent auditors. It also reviews with the independent auditors the adequacy of the Company’s system of internal controls. It reviews transactions between the Company and the Company’s directors and officers, the Company’s policies regarding those transactions and compliance with the Company’s business ethics and conflict of interest policies.
Our Board requires that all members of the Audit Committee meet the financial literacy standard required under the NYSE rules and that at least one member qualifies as having accounting or related financial management expertise under the NYSE rules. In addition, the SEC has adopted rules requiring that the Company disclose whether or not the Company’s Audit Committee has an “audit committee financial expert” as a member, as defined by the SEC.
Our Board has reviewed the criteria set by the SEC and determined that all members of the Audit Committee meet the financial literacy standards required by NYSE rules and qualify under the NYSE rules as having accounting or related financial management expertise. Our Board has also determined that Mr. Porter qualifies as an audit committee financial expert.
Compensation Committee
The Compensation Committee, among other matters:

•	approves the compensation of the Chief Executive Officer and all other executive officers;

•	evaluates the performance of the Company, Chief Executive Officer and all other executive officers against approved performance goals and other objectives and reports its findings to our Board;

•	reviews and approves changes in certain employee benefits and incentive compensation plans which affect executive officer compensation;

•	reviews and makes recommendations with respect to changes in equity-based plans and director compensation; and

•	prepares a report to be included in any annual proxy statement or Annual Report on Form 10-K of the Company.
In order to assist the Compensation Committee in satisfying its responsibilities set forth above, the Compensation Committee from time to time engages independent legal counsel as well as an independent compensation consultant. Awards under equity-based plans are considered and approved by the Compensation Committee, which consists entirely of “non-employee directors,” as defined by Rule 16b-3 under the Exchange Act, all of whom satisfy the requirements of an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (“Section 162(m)”).
Corporate Governance and Nominating Committee
The Corporate Governance and Nominating Committee assists our Board in:

•	identifying individuals qualified to become members of our Board consistent with criteria approved by our Board;

•	recommending to our Board the director nominees to fill vacancies or to stand for election at any annual meeting of stockholders of the Company;

•	developing and recommending to our Board the corporate governance guidelines to be applicable to the Company;

•	recommending committee assignments and chairperson designations for directors to our Board;

•	recommending to our Board the size and structure of our Board and each committee;

•	overseeing the evaluation process by which our Board or any committee thereof reviews our Board’s, any committee’s or management’s performance; and

•	overseeing the succession plan process for each of the Company’s senior executive officers, our Board and the Chairman of our Board.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors, officers, and certain beneficial owners (collectively, “Section 16 Persons”) to file with the SEC reports of beneficial ownership on Form 3 and reports of changes in ownership on Form 4 or Form 5. Copies of all such reports are required to be furnished to us. To our knowledge, based solely on a review of the copies of Section 16(a) reports furnished to us for fiscal year 2019 and written representations that no other reports were required, all filing requirements for the Section 16 Persons have been complied with during or with respect to fiscal year 2019, except that a Form 4 for Ms. Wersebe reporting a purchase by a family member was filed late on June 17, 2019.
Code of Ethics and Business Conduct
Our Board has adopted a Code of Business Integrity for directors and employees (our “Code”). Our Code applies to all directors and employees, including the chief executive officer, the chief financial officer, and all senior financial officers. Our Code covers topics including, but not limited to, conflicts of interest, insider trading, competition and fair dealing, anti-corruption, discrimination and harassment, international trade regulations, confidentiality, compliance procedures and employee complaint procedures. Our Board periodically reviews and revises our Code, as it deems appropriate. Our Code is posted on our website, www.bristowgroup.com, under the “About Us—Vision, Mission, Values — Code of Business Integrity” caption.

The Corporate Governance and Nominating Committee will review any issues under our Code involving an executive officer or director and will report its findings to the full Board. Only in special circumstances will our Board consider granting a waiver to any provision of our Code, and any waiver will be promptly disclosed.
Corporate Governance Guidelines
Our Board has adopted Corporate Governance Guidelines that govern the structure and functioning of our Board and set out our Board’s policies on a number of governance issues. A copy of our Corporate Governance Guidelines is posted on our website, www.bristowgroup.com, under the “Governance” caption.
Board Leadership Structure
Pursuant to our Corporate Governance Guidelines, our Board may combine the roles of the Chairman with that of the Chief Executive Officer if it determines that this provides the most effective leadership model. Our Board also recognizes that it may be desirable to assign these roles to different persons from time to time to ensure that our Board remains independent and responsive to stakeholder interests. If our Board combines the role of the Chairman with that of the Chief Executive Officer, then our Board will also select a Non-Executive Chairman/Lead Director to schedule and chair executive sessions of our Board and to perform such other functions as are assigned to such Non-Executive Chairman/Lead Director by our Board on the recommendation of the Corporate Governance and Nominating Committee.
Although our Corporate Governance and Nominating Committee provides for a combined Chairman and CEO role, our Board’s current belief is that the functions performed by the Chairman and the Chief Executive Officer should be performed by separate individuals. This allows the Chairman to lead our Board in its fundamental role in providing guidance and oversight of management and the Chief Executive Officer to focus on managing the day-to-day business of the Company. Our Board reevaluates its view on such leadership structure periodically.
Communication with Directors
Our Board welcomes the opportunity to hear from our stakeholders and proactively engages with our stakeholders on matters of interest such as executive compensation, corporate governance and Company strategy. Our Board maintains a process for stakeholders to communicate directly with our Board. All communications should be delivered in writing addressed to our Corporate Secretary at 3151 Briarpark Drive, Suite 700, Houston, Texas 77042. The correspondence should be addressed to the appropriate party, namely: (i) Bristow Group Inc. - Board, (ii) Bristow Group Inc. - Corporate Governance and Nominating Committee, (iii) Bristow Group Inc. - Audit Committee, (iv) Bristow Group Inc. - Compensation Committee or (v) the individual director designated by full name or position as it appears in this Annual Report. We also maintain policies for stakeholders to communicate with the Lead Director of executive sessions or with the non-management directors as a group. Such communications should be delivered in writing to: Lead Director or Non-Management Directors of Bristow Group Inc., as the case may be, c/o Corporate Secretary, Bristow Group Inc., 3151 Briarpark Drive, Suite 700, Houston, Texas 77042. Communications so addressed and clearly marked as “Stakeholder Communications” will be forwarded by our Corporate Secretary unopened to, as the case may be the Chairman of our Board or the then-serving Lead Director (being the independent director scheduled to preside at the next meeting of the non-management or independent directors).
All communications must be accompanied by the following information:
•If the person submitting the communication is a security holder, a statement of the type and amount of the securities of the Company that the person holds; or, if the person is not a stockholder, a statement regarding the nature of the person’s interest in the Company; and
•The address, telephone number and e-mail address, if any, of the person submitting the communication.
For more detail, refer to our Company Policy for Communication with our Board posted on our website, www.bristowgroup.com, under the “Governance” caption.

Item 11. Executive Compensation
Compensation Discussion and Analysis
This year’s Compensation Discussion and Analysis (“CD&A”) reviews the objectives and elements of the Company’s executive compensation program and discusses the compensation earned by our Named Executive Officers (“NEOs”) as of March 31, 2019 (our fiscal year end) listed below. It also explains the actions the Compensation Committee took to ensure our senior leadership team remains focused on improved safety and financial performance to sustain our position as the leading global industrial aviation services provider during the Chapter 11 Cases and beyond.

NEO	Title
L. Don Miller	President and Chief Executive Officer
Brian J. Allman	Senior Vice President and Chief Financial Officer
Alan Corbett	Senior Vice President Europe, Africa, Middle East, Asia (EAMEA)
Robert Phillips	Senior Vice President, Americas
Mary Wersebe	Vice President, Human Resources
Jonathan E. Baliff	Former President and Chief Executive Officer
Timothy J. Knapp	Former Senior Vice President, General Counsel and Corporate Secretary
Leadership Transitions
Jonathan E. Baliff, who served as President and Chief Executive Officer of the Company, stepped down from the position of President effective November 9, 2018, while continuing to serve as Chief Executive Officer, through February 28, 2019. Thomas N. Amonett, a member of our Board, was appointed to serve as interim President of the Company. On February 11, 2019, the Company entered into a Retirement and Consulting Agreement (the “Retirement and Consulting Agreement”) with Mr. Baliff. Under the Retirement and Consulting Agreement, Mr. Baliff ceased to serve as Chief Executive Officer of the Company and as a member of our Board, effective February 28, 2019. The Retirement and Consulting Agreement with Mr. Baliff ended on June 30, 2019.
L. Don Miller, who served as Senior Vice President and Chief Financial Officer of the Company, was appointed to succeed Mr. Baliff as President and Chief Executive Officer of the Company, effective as of the close of business on February 28, 2019. Mr. Miller also joined our Board upon his appointment as President and Chief Executive Officer. Mr. Amonett, who had been serving as interim President, was appointed to the role of Executive Vice Chairman of our Board, effective upon Mr. Miller’s appointment. Brian J. Allman, who served as Vice President and Chief Accounting Officer of the Company, was appointed to succeed Mr. Miller as Senior Vice President and Chief Financial Officer. Mr. Allman continued to serve as Chief Accounting Officer of the Company until Christopher Gillette was appointed to that role on April 10, 2019.
Timothy J. Knapp, who served as Senior Vice President, General Counsel and Corporate Secretary of the Company, ceased to serve as an officer of the Company effective as of September 12, 2018 and departed the Company effective as of September 30, 2018 in connection with certain organizational changes. E. H. Underwood III served as interim General Counsel of the Company from September 12, 2018 to June 30, 2019.
Victoria Lazar was appointed as Senior Vice President, General Counsel and Corporate Secretary of the Company effective as of July 1, 2019.
Executive Summary
Fiscal year 2019 was another difficult year for our industry. There were signs of modest recovery in some sectors of the industry, primarily onshore, while companies serving the offshore oil and gas sector continued to experience significant challenges. Like many of our competitors and other service providers to exploration and production companies, we responded to the constraints in the market during the past four years by implementing cost efficiencies both in our global operations as well as in our corporate headquarters, comprehensively reviewing operational and commercial dealings, exploring value-additive acquisitions and dispositions and developing strategic initiatives. We pursued a strategy of maximizing liquidity and financial flexibility through asset-level borrowings and secured equipment lease transactions. Together with revenue from operations, this additional liquidity allowed us to service our debt and provided a runway to maintain operations through the downturn.
Ultimately, however, given the continuing challenges in the offshore oil and gas industry and other matters impacting liquidity, the rate at which the Company’s cash position was declining began to increase, and the Company evaluated its strategic alternatives. The fundamental shifts in the energy markets and in particular, offshore drilling, have required the Company to re-think its strategic business plan to restructure with an eye toward an inevitable consolidation in the market for helicopter services. While the Company has maintained its leading market share, industry demand has declined precipitously, challenging existing business models and creating substantial overcapacity in the marketplace.
On May 11, 2019 (the “Petition Date”), Bristow Group Inc. and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed the Chapter 11 Cases in the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code. The Debtors’ Chapter 11 Cases are jointly administered under the caption In re: Bristow Group Inc., et al., Main Case No. 19-32713. The Debtors continue to operate their businesses and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
These developments had a direct negative impact on compensation outcomes for our CEO and other NEOs. In particular, our annual and long-term incentive plans, under which actual awards are dependent on our overall financial results, paid out well below target and the value of outstanding equity incentive awards declined precipitously. In light of these and other challenges, and as more fully described below, the Compensation Committee undertook an informed, thorough, and independent process in reviewing, evaluating, and approving compensation and incentive programs for fiscal year 2020 for executives and non-executives with great care, focusing on the operational and restructuring objectives those programs are intended to promote: safety, financial performance, and a speedy reorganization in chapter 11 to maximize value and limit costs. Especially during the Chapter 11 Cases, the Company must retain and motivate its executives and other key employees to perform at a high level and keep them focused on the business, while still executing a transformative reorganization as quickly as possible.
More information about all these actions, our fiscal year 2019 business achievements, and the resulting compensation actions taken by the Compensation Committee are summarized below.
Fiscal Year 2018 Say on Pay Results and Stockholder Engagement
Seeking feedback from our stockholders on a regular basis is a critical part of our approach to managing our executive compensation program. The Compensation Committee also considers advice from its independent consultant, feedback from the proxy advisory firms, and continually reviews our program to ensure alignment with our stockholders’ interests, our strategic goals, and with current market practices. To this end, over the years we have made several enhancements to our program of which our stockholders have been highly supportive.
However, in August 2018, our executive compensation program garnered slightly less than 80% support by our stockholders, which is lower than we would like to see. In response, the Chairman of the Compensation Committee, together with representatives from senior management, engaged individually with our largest stockholders to hear their direct input regarding the Company’s executive compensation program. Collectively, the stockholders we engaged with held approximately 50% of the shares of common stock of the Company. Overall, our stockholders were broadly supportive of our program’s philosophy and design, and appreciative of its strong compensation governance features. Our stockholders also endorsed the emphasis we place on performance-based pay but sought more clarity around the performance goals in the annual and long-term incentive plans.
To respond directly to this feedback, we added detail to the stated performance goals in the annual incentive plan and have simplified our CD&A disclosure with the goal of providing better line of sight to the financial and strategic results that drove the Compensation Committee’s pay decisions for fiscal year 2019.
Fiscal Year Compensation Decisions At-A-Glance
The Compensation Committee made the following decisions for fiscal year 2019:

•
After holding base salaries flat in fiscal years 2016, 2017 and 2018, base salaries for all of our NEOs were adjusted to reflect competitive market movement, promotions, or material changes in job responsibilities where market data supported such a change.

•	Annual incentive cash awards for fiscal year 2019 were funded at 53.5% of target (between threshold and below target).

•	Long-term performance cash awards for the performance period ended March 31, 2019 were paid out at 60.44% of target (between threshold and below target).

Compensation Governance Best Practices and Policies
Our executive compensation program is performance driven, competitive with the market, and responsibly governed to mitigate excessive risk-taking, taking into account the market downturn facing the Company. The Compensation Committee continually evaluates the Company’s compensation policies and practices to ensure that they are consistent with good governance principles. Below are highlights of what we do and what we do not do.

What We Do		What We Don’t Do
✓	Place the majority of weight on performance-based, variable, long-term compensation	X	No excise tax gross-ups
✓	Use both relative and absolute performance metrics in our incentive plans	X	No automatic base salary increases
✓	Require significant levels of stock ownership for executives and directors	X	No guaranteed annual or multi-year bonuses
✓	Have double-trigger vesting requirements for outstanding equity and performance cash in the event of a change in control	X	No option repricing
✓	Place limits (caps) on annual and long-term incentive awards to eliminate potential windfalls	X	No hedging or pledging of Company stock (unless General Counsel provides consent)
✓	Maintain a robust claw-back policy	X	No dividend equivalents paid on unearned awards
✓	Conduct regular compensation risk assessments	X	No single trigger cash or equity payments upon a change of control
✓	Seek advice from an independent compensation consultant
✓	Regularly engage with our stockholders and hold an annual say-on-pay vote
Fiscal Year Strategic Achievements: Annual Incentive Highlights
While the industry has continued to face challenges, highlighted below are fiscal year 2019 accomplishments.

•	Sustain Target Zero Safety Culture

▪
Achieved safety improvement with Total Recordable Incident Rate (“TRIR”) down year over year in Oil and Gas. Nigeria and Trinidad ended the year Target Zero, with Zero Air Accidents and Zero Injury Events

▪	Target Zero refresh framework is complete with rollout completed in July 2019, following a pause during the CEO transition

▪	The global safety reporting system (BeSAFE) was updated greatly improving reporting access and management workflow

▪
Safety action plans as an output of the Organization Safety Effectiveness Survey (the “OSES”) were completed at all air operator’s certificates. Actions were geographically specific and include the introduction of Fatigue Management Systems, IOSH training increasing frontline hazard and risk analysis and activity, and workplace improvements through facilities and/or equipment needs identified

•	Train and Develop our People

▪	Maintenance Process and Practice Monitoring (MPPM) Phase I Observation was implemented across global hub structures in the Americas and Europe, Africa, Middle East and Asia (“EAMEA”)

▪
Rollout of succession planning structure and tools completed globally with development plans in place. Key appointments were made from within the structure given the on-the-job and key development areas achieved (example: CEO, CFO, CAO, VP Commercial)

•	Commercial Strategy and Operational Excellence

▪	Operating revenues of $1.3 billion with adjusted direct cost (excludes rent and special items) of $888.4 million or 67.9% and achieved adjusted EBITDA of $96.9 million

▪	Multiple-year contract wins and renewals with a total contract value over $750 million

▪	Adjusted G&A resulting in 11.6% of operating revenue

•	Improve Balance Sheet and Return on Capital

▪	We cancelled an aircraft order above our fiscal year 2019 target resulting in $17.5 million of capex savings

▪	We reduced fiscal year 2019 rent to $192.3 million from $208.7 million in fiscal year 2018 through successful lease reductions

▪	Achieved approximately $13.8 million of aircraft sales for the year

•	Value Added Acquisition, Diversification and/or Divestiture

▪	Successfully closed the sales of Eastern Airways on May 10, 2019 and of our 48.5% ownership interest of Aviashelf in June 11, 2019, with the frontend work completed in fiscal year 2019

•	Execute on Bristow Transformation

▪
Developed a maintenance KPI dashboard enabling us to identify and deliver on process improvements covering AC availability, dispatch reliability, manhour efficiency and supply chain stock model and component reliability

What Guides Our Program
Our Compensation Philosophy
The foundation of our compensation philosophy has been to ensure that our executive compensation program is designed to align with the Company’s business strategy and is supported by three pillars: stockholder alignment, market competitiveness, and pay-for-performance. These pillars are reinforced by the following objectives:

Stockholder Alignment	Market Competitiveness	Pay-for Performance
•  Align the interests of executives to those of our stockholders through performance-based compensation
•  Reduce stockholder dilution from equity-awards at lower stock prices
•  Encourage significant management ownership and retention of our common stock

•  Attract, retain, and motivate a senior management team capable of executing on our strategy
•  Set target total direct compensation at competitive levels
•  Be competitive with the compensation programs of companies with which we compete for talent

•  Link significant portions of compensation to Company and individual performance, driven by financial results and other critical, measurable goals (e.g., safety and operational performance)
•  Reward the appropriate balance of short-term (annual) and long-term financial and strategic business results

The Principal Elements of Pay
Our compensation philosophy is supported by the following principal elements of pay:

Element	How It Is Paid	Purpose
Base Salary	Cash (Fixed)	Provide a competitive base salary rate relative to similar positions in the market and enable the Company to attract and retain highly-skilled executive talent
Annual Incentives	Cash (Variable)	Reward executives for achieving quantitative and qualitative financial, safety and operation goals
Long-Term Incentives	Equity & Cash (Variable)	Provide incentives for executives to execute on longer-term financial and strategic goals that drive stockholder value creation and support the Company’s leadership retention needs

Pay Mix
Our executive compensation program emphasizes variable pay that aligns compensation with performance and stockholder value. For the NEOs, the mix of compensation elements is heavily weighted toward variable, performance-based elements. The CEO’s compensation has a greater emphasis on variable compensation than that of the other NEOs because his actions have a greater influence on the performance of the Company as a whole. The charts below show the target direct compensation of our former CEO and other NEOs for fiscal year 2019. These charts illustrate that the majority of pay is variable (84% for our CEO and an average of 71% for our other NEOs).

Fixed
16%
Salary
16%
Annual Incentive
17%
Stock Options
17%
Performance Cash
33%
Restricted
Stock
17%
CEO
Variable
84%
Short-term 33%
Long-term 77%

Fixed
29%
Salary
29%
Restricted
Stock
13%
Other
NEOs
Performance Cash
27%
Annual Incentive
18%
Stock Options
13%
Variable
71%
Short-term 47%
Long-term 53%

The Decision-Making Process
The Role of the Compensation Committee. The Compensation Committee oversees the executive compensation program for our NEOs. The Committee is comprised of independent, non-employee members of our Board. The Committee works very closely with its independent consultant and management to examine the effectiveness of the Company’s executive compensation program throughout the year. Details of the Committee’s authority and responsibilities are specified in the Committee’s charter, which is listed under “Committee Charters for Key Committees” on our website at http://bristowgroup.com/governance.
The Compensation Committee makes all final compensation and equity award decisions regarding our NEOs. The Committee has established an annual process for reviewing and establishing executive compensation levels. Annual base salaries are typically reviewed and adjusted, if appropriate, in June of each year. Annual incentive plan performance goals are approved in May or June of each year. Determination of achievement of these goals, approval of bonuses under the annual incentive plan based on performance for the prior year and granting of long-term incentive awards normally takes place in June after the Company files its fiscal year-end financial statements. Occasionally, long-term incentive awards are granted at other times of the year when appropriate for new employees or as special recognition of performance or as retention awards.
When making decisions about the compensation of the NEOs, the Compensation Committee considers information from a variety of sources. The Compensation Committee also regularly assesses our incentive plan measures in light of current business context, relevance to stockholders, and alignment with market practices. The Compensation Committee analyzes both individual elements and total compensation for each of the NEOs. While actual compensation reflects final performance results, the Company’s goal is for total target compensation, as well as each element of total target compensation, to be at or around the median target compensation for executives with similar positions at our Peer Group Companies (described in further detail below). The Compensation Committee also incorporates flexibility into its compensation programs and into the assessment process to respond to changing business needs, and to take into consideration performance relative to our STRIVE strategy.
In setting incentive program performance goals, the Compensation Committee considers a number of factors, including the general economic and industry climate, and the approved business plan including projected revenues and expenditures for the year. Based on these factors, a range of performance scenarios is developed. Goals are then set at the threshold, target, and maximum performance levels.

The Role of Management. For fiscal year 2019, each of Messrs. Baliff and Miller, and Ms. Wersebe, supported the Compensation Committee in performing its role with respect to administering our compensation program. The Compensation Committee considers performance evaluations of the CEO conducted by the Chairman of the Compensation Committee, and the CEO conducts performance evaluations of our other executive officers and makes recommendations to the Compensation Committee regarding all aspects of their compensation. The CEO, with input from the entire senior management team and the Compensation Committee’s compensation consultants, makes recommendations to the Compensation Committee as to performance measures and levels to be used for annual incentive compensation. Effective February 28, 2019, Mr. Miller and Ms. Wersebe act pursuant to delegated authority to fulfill various administrative functions of the Compensation Committee, such as coordinating the hiring process with respect to executives, providing updates to the Compensation Committee, and overseeing the documentation of equity plans and awards as approved by the Compensation Committee. No executive officer has the authority to establish or modify executive officer compensation.
The Role of the Independent Compensation Consultant. Compensation consultants are engaged from time to time to provide recommendations on all aspects of executive compensation as directed by the Compensation Committee. The Compensation Committee may or may not adopt any of the recommendations of compensation consultants but utilizes their work as a check in arriving at its own judgment with respect to what it deems to be appropriate. Compensation consultants have direct access to Compensation Committee members and participate in Compensation Committee meetings, including executive sessions, as requested by the Compensation Committee Chairman. They may also provide compensation data and advice to management with the knowledge and consent of the Compensation Committee.
Pearl Meyer & Partners, LLC (“Pearl Meyer”) has served as the compensation consultant for the Compensation Committee since September 2013. In order not to impair Pearl Meyer’s independence or to create the appearance of a conflict of interest, Pearl Meyer is required by the Compensation Committee to seek and receive its prior approval for any project requested by the Company that was anticipated to result in $20,000 or more in cost to the Company. In July 2018, after review and consultation with Pearl Meyer, the Compensation Committee determined that Pearl Meyer is independent, and the work of Pearl Meyer for the Compensation Committee did not raise any conflicts of interest. The Committee continues to monitor the independence of its compensation consultant on a periodic basis.
In addition to Pearl Meyer, the Company engaged Alvarez & Marsal in March 2019 to serve as the Company’s restructuring advisor and provide expertise in the area of compensation plans in a distress situation. Because Alvarez & Marsal had been engaged by the Company, the Compensation Committee did not engage Alvarez & Marsal as an independent compensation consultant, was aware of its engagement as advisor to the Company and did not consider Alvarez & Marsal independent.
Compensation Benchmarking. We are always competing for the best talent with our direct industry peers and with the broader market. Consequently, our Compensation Committee (with the assistance of its independent compensation advisers) regularly reviews the market data, pay practices and ranges of specific peer companies to ensure that we continue to offer relevant and competitive executive pay packages each year. Our Compensation Committee generally targets the 50th percentile for our executive pay packages, subject to adjustments based on individual experience, expertise and performance. The following table sets forth each of the data points that our Compensation Committee uses in analyzing the competitiveness of our executive pay packages. In combination, these data points help to define our “competitive market” for executive compensation.

Survey and Proxy Peer Group Data	Description
Oilfield Services and Air Transport Industry Peers (our “Proxy Peer Group”)
Represents a select group of comparable companies within the oilfield services and air transport industries, the majority of whom have global operations, are based in or have a significant presence in Houston, Texas, and are of a comparative size (from a global revenue perspective) to the Company. This group provides a direct comparison to NEOs at companies with which we compete for talent.

Oilfield Services Industry Survey
Multiple surveys reflecting compensation among oilfield services companies with revenues comparable to Bristow. These surveys provide industry-specific reference- points from a broader sample of companies and positions than those included in our Proxy Peer Group.

General Industry Survey	Represents companies with revenues similar to Bristow across all industries to provide additional perspective on the broader market within which we compete for talent.
As of July 17, 2019, our Proxy Peer Group referenced in the table above included each of the 21 companies listed below in decreasing order of global revenues for the most recently ended fiscal year for each such company.

Proxy Peer Group
Company	Revenue (in millions)	Company	Revenue (in millions)
McDermott International, Inc.	$6,705	Diamond Offshore Drilling, Inc.	$1,060
SkyWest Inc.	$3,222	Noble Corporation plc	$1,036
Transocean Ltd.	$3,018	Newpark Resources, Inc.	$947
Kirby Corporation	$2,971	Air Transport Services Group, Inc.	$892
Atlas Air Worldwide Holdings, Inc.	$2,678	SEACOR Holdings Inc.	$836
Superior Energy Services, Inc.	$2,130	Rowan Companies plc	$825
Oceaneering International, Inc.	$1,909	Helix Energy Solutions Group, Inc.	$740
Ensco Rowan plc	$1,705	Core Laboratories N.V.	$701
Allegiant Travel Company	$1,642	PHI, Inc.	$674
Oil States International, Inc.	$1,088	Era Group Inc.	$222
Forum Energy Technologies, Inc.	$1,064
		Bristow Fiscal Year 2019 Global Revenues	$1,370
		Proxy Peer Group Median	$1,064
The Performance Peer Group. For purposes of measuring the Company’s total shareholder return (“TSR”), which is used to measure performance in our long-term incentive program, the Compensation Committee uses the Simmons Group. We do not necessarily compete for executive talent with each of the companies within the Simmons Group. However, given the Company’s exposure to the energy industry, business model in terms of growth, margin and asset intensity as well as its financial policies, the Compensation Committee believes that the Simmons Group provides the best independently-selected group of public companies from the offshore transportation services industry against which to measure TSR performance. As of July 17, 2019, the following six companies were included in the Simmons Group:

The Simmons Group (2019 Performance Peer Group)
Bourbon S.A.	Kirby Corporation	Solstad Offshore ASA
ERA Group Inc.	Seacor Holdings Inc.	Tidewater Inc.
Executive Compensation Program in Detail: Fiscal Year 2019 Program Design and Decisions
Base Salary
Base salary represents annual fixed compensation and is a standard element of compensation necessary to attract and retain executive leadership talent. Salary adjustments, when made, are typically reviewed and approved in June of each year. In making base salary decisions, the Compensation Committee considers the CEO’s recommendations, as well as each NEO’s position and level of responsibility within the Company. The Compensation Committee also considers factors such as relevant market data, overall Company performance, individual performance and contributions, length of service in the current role and internal pay equity within the Company. For fiscal year 2019, the Compensation Committee approved changes to NEO salaries that reflected both market movement and changes in internal position scope and responsibility:

NEO	Fiscal Year 2018 Base Salary as of March 31, 2018	Fiscal Year 2019 Base Salary as of March 31, 2019	Actual Fiscal Year 2019 Salary
L. Don Miller(1)	$425,000	$700,000	447,408
Brian J. Allman(2)	$300,000	$400,000	311,477
Alan Corbett(3)	$283,800	$378,090	362,375
Robert Phillips(4)	$310,000	$390,000	374,616
Mary Wersebe(5)	—	$365,000	342,513
Jonathan E. Baliff	$700,000	$721,000	686,467
Timothy J. Knapp(5)	—	$386,250	205,820

(1)	Mr. Miller’s base salary was increased to $700,000, effective February 28, 2019 upon his promotion from Senior Vice President and Chief Financial Officer to President and Chief Executive Officer.

(2)	Mr. Allman’s base salary was increased to $400,000 effective February 28, 2019 upon his promotion from Chief Accounting

Officer to Senior Vice President and Chief Financial Officer.

(3)
Mr. Corbett was promoted to Senior Vice President, EAMEA effective June 1, 2018 at which time his base salary was increased in connection with his promotion from £220,000 to £293,093. Exchange rate used for the conversion was £1= $1.29 USD.

(4)	Mr. Phillips was promoted to Senior Vice President, Americas effective June 1, 2018, at which time his base salary was increased in connection with his promotion from $ 310,000 to $ 390,000.

(5)	Ms. Wersebe and Mr. Knapp were not NEOs prior to fiscal year 2019 and, therefore, their base salary is not disclosed as of March 31, 2018.
Salary increases for our NEOs in fiscal year 2019 were higher than in a typical year. Increases for Messrs. Miller and Allman reflect promotions. Market adjustments for Messrs. Corbett and Phillips and Ms. Wersebe were part of a multi-year progression reflecting growth into existing roles and intended to bring incumbents closer to the market median for those roles.
Annual Incentives
The fiscal year 2019 annual incentive plan provided our NEOs the opportunity to earn a performance-based annual cash bonus. Actual bonus payouts depend on the achievement of pre-established performance objectives and can range from 0% to 250% of target award amounts. Target annual award opportunities for the NEOs are approved by the Committee and are intended to be competitive in the market in which the Company competes for talent and reflect the level of responsibility of the role. For fiscal year 2019, target award amounts, which are stated as a percentage of base salary, were as follows:

	Target Award Opportunity (as % of base salary)
NEO	April 1, 2018	March 31, 2019
L. Don Miller(1)	75%	110%
Brian J. Allman(2)	50%	75%
Alan Corbett	65%	65%
Robert Phillips	65%	65%
Mary Wersebe(3)	N/A	50%
Jonathan E. Baliff	110%	N/A
Timothy J. Knapp(3)	N/A	N/A

(1)
Mr. Miller’s target award opportunity as of April 1, 2018 reflects his role as Senior Vice President and Chief Financial Officer. His target award opportunity as of March 31, 2019 reflects his appointment as President and Chief Executive Officer, effective as of the close of business on February 28, 2019.

(2)
Mr. Allman’s target award opportunity as of April 1, 2018 reflects his role as Chief Accounting Officer. His target award opportunity as of March 31, 2019 reflects his appointment as Senior Vice President and Chief Financial Officer, effective as of the close of business on February 28, 2019.

(3)	Ms. Wersebe and Mr. Knapp were not NEOs prior to fiscal year 2019 and, therefore, their target award opportunity is not disclosed as of April 1, 2018.

Performance Measures, Weightings and Goals. Our incentive plans pay out to participants based on pre-determined levels of performance against market-based metrics established by our Board. The performance measures are both quantitative and qualitative and are designed to focus our executives on critical short-term financial targets, safety performance and strategic initiatives that will reposition the Company for future success and drive the long-term stockholder value creation our investors expect. For fiscal year 2019, the performance measures used to determine annual incentive awards were centered around three major categories:

•
Safety performance, which has a direct impact on our ability to operate in the most efficient manner possible. We measure Total Recordable Incident Rate (TRIR) and Air Accident Rate (AAR), holding executives financially accountable for ensuring we abide by and practice exceptional safety at every level in our organization.

•
Return on Invested Capital (ROIC), which is easily understood by our executives and strongly supported by our stockholders. ROIC reinforces the importance of returns on capital by focusing executives on profit and loss efficiency and capital productivity.

•	STRIVE goals, which use a mix of pre-determined financial metrics (i.e., revenue, EBITDA, operating cash flow, liquidity, G&A) and strategic objectives while remaining true to our core values.
The tables below summarize the threshold, target, and maximum performance levels and the actual results for each performance measure for fiscal year 2019.
Safety: 25%

Measure	Definition	Weight	Threshold	Target	Maximum	Actual	Weighted % of Target Earned
“Class A”	An aircraft accident that results in a fatal injury, multiple serious injuries, or a hull loss	50%	0	0	0	1	0%
“Class B”	An aircraft accident that results in a single serious injury, multiple minor injuries or a manufacturer (OEM) repair		2 (No more than Class B)	0	0	0
“Class C”	An aircraft accident that results in a single minor injury or requires a major repair			1	0	0
Improvement in TRIR	Number of recordable injuries per 200,000 hours worked (1)	50%	0.32	0.24	0.18	0.54	0%
TOTAL		100%					0%

(1)	Any fatality or permanent total disability (PTD) injury eliminates this portion of the annual incentive award.

ROIC: 25%

Measure	Definition	Threshold	Target	Maximum	Actual	% of Target Earned
ROIC	EBIT less taxes and earnings from unconsolidated affiliates ÷ Invested Capital (2)	(2.0)	(1.0)	(0)	(1.1)	94%

(2)	EBIT is earnings before interest and taxes. Invested Capital is defined as total assets, less cash, cash equivalents, investments in unconsolidated affiliates and non-interest-bearing liabilities.
STRIVE Goals: 50%
STRIVE goal achievement is scored on a qualitative basis relative to pre-established goals, taking into account both quantity and quality of achievement. A raw score may range from 0 to 200, with 100 reflecting “target” or “acceptable” performance.

Measure	Weight	Results
Sustain Target Zero Safety Culture	15%
Nigeria and Trinidad ended the year Target Zero (“TZ”).
TZ refresh complete, although rollout was postponed to coincide with CEO succession.
The global safety reporting system (BeSAFE) was updated in fiscal year 2019 greatly improving reporting access and management workflow; this was a three-year project completed in eight months.
Action plans completed at all air operator’s certificates.
Fatal air accident in the Gulf of Mexico in Q4.

Training and Development	10%
MPPM Phase I observation implemented across Hub structures.
Development plans completed with partial implementation given business challenges.
Key appointments have been made from within the structure.
Training modules developed, pending implementation with business challenges.

Measure	Weight	Results
Renew Commercial Strategy and Operational Excellence	20%
Operating revenues of $1.3 billion aided in part by contract wins with a total contract value over $750 million.
Achieved adjusted EBITDA of approximately $96.9 million excluding FX impact.
Fiscal year 2019 adjusted general and administrative expenses of $151.6 million (excluding special items such as CEO search, severance, transaction cost)
Operating cash flow was$(63.7) million excluding adverse impact of special items of $45.7 million.
Adjusted direct costs of $888.4 million or 67.9% of revenue.

Improve Balance Sheet and Return on Capital	20%
Ending liquidity was approximately $184.7 million.
Rejected aircraft delivery resulting in $17.5 million Capex savings.
Approximately $13.8 million aircraft sales.
Reduced fiscal year 2019 rent to $192.3 million through successful lease reduction negotiations.

Value Added Acquisitions and Divestitures	20%	Eastern and Aviashelf sale process completed in May and June 2019, respectively.
Execute on Bristow Transformation	15%
Twelve of 23 labor agreements have been signed and we had success in mitigating industrial action in several locations.
Developed a maintenance KPI dashboard enabling us to identify and deliver on process improvements covering aircraft availability, dispatch reliability, manhour efficiency and supply chain stock model and component reliability.

TOTAL	100%	60.6%

Total percent of target earned reflects a weighted average for each component:

Component	Weight	Times Percent of Target Earned	Equals Weighted Percent Earned
Safety	25%	0%	0%
ROIC	25%	94.0%	23.5%
STRIVE(1)	50%	60.6%	30.0%
TOTAL	100%		53.5%

(1)	STRIVE performance achieved was 30.3% rounded down to 30.0%.
Annual Incentive Payouts. The table below shows incentives paid to the NEOs under the annual incentive plan. Based on the above results, the total incentive award pool approved by the Committee for fiscal year 2019 was 53.5%. In addition, the plan also gives the Compensation Committee discretion to consider individual performance and to adjust awards accordingly. Awards to the NEOs for 2019 were determined by formula based on Company performance relative to performance goals.

NEO	Prorated Target Incentive Opportunity(1)	Actual Cumulative Performance Scores	Actual FY2019 Award Payout
L. Don Miller(1)	$356,354	53.5%	$190,649
Brian J. Allman(1)	$166,625	53.5%	$89,144
Alan Corbett	$228,401	53.5%	$122,195
Robert Phillips	$237,038	53.5%	$126,816
Mary Wersebe	$173,726	53.5%	$92,943
Jonathan E. Baliff(2)	$723,568	100%	$723,568
Timothy J. Knapp(3)	$125,187	100%	$125,187

(1)	Target opportunity has been prorated to reflect changes in salary and target opportunity during fiscal 2019.

(2)	Mr. Baliff’s target payout on his prorated opportunity is consistent with the terms of the Retirement and Consulting Agreement.

(3)	Mr. Knapp’s target payout on his prorated opportunity is consistent with the Company’s severance policy.

Long-Term Incentives
Long-term incentives are intended to provide executives with a continuing stake in the long-term success of the Company and to align their interests with those of stockholders. Long-term incentives are also used to attract, retain and motivate executives responsible for the Company’s long-term success. The long-term incentive awards have a three-year performance period and consist of three components as summarized in the following table:

Element & Weighting	Purpose		How It Works
Performance Cash 50% of Total	Holds executives accountable for driving TSR performance in excess of that produced by our Performance Peers and improving average adjusted diluted EPS.	●	50%: Based on the Company’s TSR compared to companies in the Simmons Group over a three-year performance period.
○ Payout can range from 0% to 200% of target
○ If the Company’s TSR over the three-year performance period is negative, payout is capped at target.
○ If the Company’s TSR over the three-year performance period is at least 20%, payout will not be less than target.
		●	50%: Based on the Company’s improved average adjusted diluted EPS over the three-year performance period.
○ Payout can range from 0% to 300% of target.
Stock Options 25% of Total	Holds executives accountable for driving growth in stock price that extends well beyond the vesting period	●	Exercise price is equal to the closing stock price on the grant date.
		●	Vests one-third per year and expires 10 years after the grant date.
		●	Value, if any, realized by executive depends on time of exercise and stock price at that time compared to exercise price.
Restricted Stock Units 25% of Total	Facilitates development of a meaningful long-term ownership stake and supports the Company’s leadership retention needs	●	Value of award is directly aligned with stock price.
		●	Cliff vest three years from date of grant.
Fiscal Year Long-Term Incentive Awards. On June 5, 2018, the Compensation Committee authorized the following annual grant of long-term incentive awards to each of the NEOs for fiscal year 2019:

NEO	Performance Cash(1)	Stock Options(2)	RSUs(3)
L. Don Miller	$656,625	48,969	26,933
Brian J. Allman	$169,950	12,674	6,971
Alan Corbett	$425,000	31,695	17,432
Robert Phillips	$425,000	31,695	17,432
Mary Wersebe	$227,500	16,966	9,331
Jonathan E. Baliff	$1,750,000	130,509	71,780
Timothy J. Knapp	$463,500	34,566	19,011

(1)	Target values based on date of grant.

(2)	Award amounts were calculated based on Black-Scholes values.

(3)	Award amounts for RSUs were determined based on the closing price of our common stock on the date of grant on June 5, 2018.

A Closer Look at Performance Cash: Results for FY2017 Grant. Actual performance cash payouts for the awards granted in June 2017 depend 100% on the achievement of relative TSR performance against the Performance Peer Group at the end of the three-year performance period (April 1, 2016-March 31, 2019). Payouts can range between 0% and 200% based on the Company’s actual TSR Percentile Rank as shown in the table below (payout is interpolated for rankings between the 25th and 75th percentile).

TSR Percentile Rank	Performance Cash Payout (as a % of Target)
75th or higher	200%
50th	100%
25th	50%
Below 25th	0%
Our TSR for long-term performance cash awards for fiscal year 2017 covering the performance period from April 1, 2016 through March 31, 2019 was (94.13)%, ranking eighth out of the 11 companies that were included in the Simmons Index at the start of the fiscal year 2017 performance period and reflecting 30th percentile performance. As a result, the Compensation Committee approved a performance cash payout of 60.44% of target as per the interpolated formula
Special One-Time Cash Awards
In recognition of additional responsibilities assigned to Mr. Miller in connection with his appointment to Chief Executive Officer and to Mr. Allman in connection with his appointment to Chief Financial Officer, Messrs. Miller and Allman were each granted one-time long-term cash incentive award opportunities ($431,250 in the case of Mr. Miller and $90,025 in the case of Mr. Allman, each a “Cash Award”) vesting in three equal installments, subject to such officer’s continued employment through the applicable vesting dates. The value of these awards was based on the difference between the LTIP target opportunity at their prior position and the LTIP target opportunity of their new position pro-rated from the date of appointment in their new roles through the next annual grant date (three months). The first installment of each Cash Award was authorized to be paid in April 2019.

CEO Pay-At-A-Glance for Fiscal Years 2017, 2018 and 2019
In determining compensation for the Company’s former Chief Executive Officer, Mr. Baliff, in each year presented, the Compensation Committee considered the current state of the market and the Company’s business, as well as a wide range of performance indicators, including: business and personal objectives achieved; contributions to major corporate results; development and leadership efforts affecting personnel; team building; demonstration of core values; client relations; operational execution and safety; and corporate total stockholder return performance compared to peers. The Compensation Committee also considered how our former CEO’s vision and leadership positioned the Company for consistent, sustainable long-term growth and profitability.
The chart below compares target compensation for Mr. Baliff for each of fiscal year 2017, 2018 and 2019 with his realized compensation for the applicable fiscal year. While the Compensation Committee’s consultant advised that Mr. Baliff’s target compensation was below the peer group median, the Compensation Committee did not make any change to Mr. Baliff’s target compensation during fiscal years 2017 and 2018, in part as a reflection of challenges we have faced in our business and in part due to company-wide cost cutting measures. After three years of salary freeze, Mr. Baliff received a 3% salary increase in fiscal year 2019 and his STIP opportunity was increased from 100% to 110% target to better align with market, although his target equity based long-term incentive plan (“LTIP”) multiple was decreased. Over the same period, Mr. Baliff’s realized compensation was consistently well below his target opportunity.

CEO Target vs. Realized Pay by Year
$4,690,000
$2,356,105
$4,690,000
$2,733,292
$4,804,100
$2,814,301
$4,470,000
$1,017,802
TARGET
REALIZED
FY 2017 Baliff
TARGET
REALIZED
FY 2018 Baliff
TARGET
REALIZED
FY 2019 Baliff
TARGET
REALIZED
FY 2019 Miller
Salary
Annual Incentive
Long-term Incentive

(1)	Mr. Miller’s realized compensation was calculated based on eleven months as CFO and one month as CEO during fiscal year 2019.

Element of Pay	Target Pay Definition	Realized Pay Definition
Base Salary	Actual Salary Paid	Same
Annual Cash Incentive	Target Opportunity	Actual Cash Incentive Award Paid
Stock Options	Target Date Value as reported	Value realized from option exercises during the year
Restricted Stock Units	Grant Date Value as reported	Value of shares vesting during the year
Performance Cash	Target Cash Payout	Actual Cash Payout made for performance through the end of the year
Mr. Miller, who served as Senior Vice President and Chief Financial Officer of the Company, was appointed to succeed Mr. Baliff as President and Chief Executive Officer of the Company effective as of the close of business on February 28, 2019. We have included Mr. Miller’s target compensation as CEO in the chart above for comparison, while his realized compensation for the year reflects a blend of his compensation as CFO and as CEO. Mr. Miller continues to participate in the Bristow Group Inc. Management Severance Benefits Plan for U.S. Employees, and as CEO his severance multiple increased from one-time base salary plus prorated annual incentive target bonus to two times base salary plus prorated annual incentive target bonus; provided that the disbursement of severance pay and related benefits during the pendency of the Chapter 11 Cases would be subject to, among other things, approval by the Bankruptcy Court and the restrictions regarding severance payments imposed by section 503(c) of the Bankruptcy Code.
FY2020 Performance Incentive Plan and Retention Award Agreements
As noted above, the Company has historically maintained an equity-based long-term incentive plan (“LTIP”) and a cash-based annual incentive plan (“STIP”); however, there are insufficient shares available for awards under the Company’s 2007 Long Term Incentive Plan for the Company to continue its equity-based LTIP. After reviewing the Company’s existing LTIP and STIP, market data and historical compensation, the Compensation Committee, pursuant to the advice and assistance of the Company’s and Compensation Committee’s compensation consultants and advisors, determined that it was appropriate to update the existing LTIP and STIP. As a result of this review process, in order to maintain the Company’s ability to attract, retain and incentivize employees necessary to maximize the value of the business, the Compensation Committee elected to make certain changes to the Company’s incentive plans for fiscal year 2020 for executives and non-executives. The Compensation Committee elected to combine and modify the Company’s existing LTIP and STIP, including (i) changing the payment schedule from annual to quarterly installments in order to incentivize consistent quarterly and annual performance and retention, and (ii) implementing cash retention awards for certain employees, including the NEOs listed below. The total cost for the fiscal year 2020 incentive plan and retention awards is commensurate with the targeted value of the fiscal year 2019 LTIP and STIP, but the fiscal year 2020 incentive plan and retention awards replace equity-based awards with cash, providing better alignment with the Company’s need to attract, retain and motivate employees and reflecting the Company’s above-mentioned inability to continue granting equity-based awards under the Company’s 2007 Long Term Incentive Plan.
On May 1, 2019, the Company adopted the Fiscal Year 2020 Performance Incentive Plan (the “Incentive Plan”) in which certain employees of the Company, including each NEO listed below, are eligible to participate. The Incentive Plan provides for the potential payment of quarterly cash awards to participants beginning after the second quarter of the Company’s fiscal year 2020 based on the attainment of quarterly or cumulative year-to-date performance goals (for a maximum of three quarterly payments). Performance goals (the “Performance Goals”) include (i) safety measures, (ii) adjusted EBITDA targets and (iii) accomplishments related to strategic financial alternatives. Each Performance Goal is intended to align the incentives of the participants with the objectives of the Company, including the Company’s top-to-bottom commitment to safety. The Incentive Plan is subject to approval by the Bankruptcy Court. On June 3, 2019, the Debtors filed with the Bankruptcy Court a motion seeking authority to implement the Incentive Plan which was approved by Bankruptcy Court on August 21, 2019.

An opportunity to earn a quarterly target award amount (the “Target Award”) payable each quarter based on attainment of the target level of the Performance Goals is specified for each participant in the Incentive Plan. Attainment of a threshold level of the Performance Goals is required before any payments are made to the participant. Attainment of Performance Goals at the threshold level results in 50% of the Target Award level becoming payable, and attainment of Performance Goals at the maximum level results in 200% of the Target Award level becoming payable, with the payout based on attainment of Performance Goals between threshold and target levels or between target and maximum levels being determined by linear interpolation. The Target Award in the Incentive Plan for each NEO is listed below:

NEO	Target Award
L. Don Miller	$941,667
Brian J. Allman	$250,000
Robert Phillips	$237,833
Alan Corbett	$237,833
Mary Wersebe	$92,500
In addition to the adoption of the Incentive Plan, the Company entered into a retention award letter agreement, effective as of May 1, 2019 (each, a “Retention Agreement”), with nine (9) employees, including with each NEO listed below. The retention payments were made on May 3, 2019.
Under the terms of each Retention Agreement, in the event a recipient of a retention payment voluntarily terminates his or her employment, or the Company terminates such recipient’s employment for Cause (as defined in each Retention Agreement), in either case before May 3, 2020 (the “Retention Date”), then such recipient will be required to repay to the Company, within 30 days following such termination, an amount equal to the retention payment reduced by taxes the Company actually withholds therefrom. A recipient will not be required to repay the retention payment in the event of termination of employment due to death or disability or by the Company without Cause prior to the Retention Date.
The aggregate value of the retention payments awarded to each NEO under a Retention Agreement is set forth in the table below:

NEO	Retention Award
L. Don Miller	$945,000
Brian J. Allman	$400,000
Robert Phillips	$390,000
Alan Corbett	$390,000
Mary Wersebe	$365,000
Other Compensation Practices, Policies & Guidelines
Stock Ownership Guidelines and Ongoing Holding Requirements for Officers
Our Board has adopted stock ownership guidelines for officers at the Vice President level or higher that are included in our Corporate Governance Guidelines, which are posted on our website, www.bristowgroup.com, under the “Governance” caption. Officers are expected to hold or have held Company stock, including unvested restricted stock or unvested restricted stock units, with a value equal to a multiple of their base salary as follows:

Officer Share Ownership Guidelines
Officer Level	Multiple of Salary
CEO	5.00x
Senior Vice President	2.00x
Vice President	1.25x
Officers are expected to reach this level of holdings on or prior to the five-year anniversary of the date they first became an officer at the Vice President level or higher. In the event an officer is promoted to a position with a higher stock holding requirement (including from Vice President to Senior Vice President or from Senior Vice President to CEO), such officer must comply with the increased stock ownership requirements for such new position within five years from the effective date of such promotion. Compliance with the stock ownership guidelines by the officers is reviewed each year by the Compensation Committee of our

Board as they consider each officer’s compensation for the following year. As of March 31, 2019, none of the Company’s officers was out of compliance with the stock ownership guidelines. The Company does not have specific equity or other security ownership requirements or guidelines for employees other than officers.
Once an officer has satisfied the applicable holding requirement set forth above, such officer may only sell shares of the Company if, immediately after such sale, the market value of the officer’s remaining stock, including unvested restricted stock and restricted stock units, will be at least equal in value to the applicable holding requirement at such time.
Clawback Policies
If an employee is determined by the Compensation Committee to have violated our Code, that employee may lose a portion, or all of their annual incentive compensation as determined by the Compensation Committee on a case by case basis. In addition, consistent with evolving best practices, the Compensation Committee recommended, and our Board adopted in May 2017 an express financial restatement clawback provision within the Company’s Corporate Governance Guidelines that applies to each of our executive officers. The new financial restatement clawback policy provides the Compensation Committee with the discretion to recoup annual and long-term incentive compensation paid to our executive officers in the event the Company is required to publish a restatement to any of its previously published financial statements as a result of either the material noncompliance of the Company with any applicable financial reporting requirement under the U.S. federal securities laws or the fraud, theft, misappropriation, embezzlement or intentional misconduct by one of our executive officers.
Hedging and Pledging Policies
Pursuant to our Corporate Governance Guidelines, directors and executive officers are specifically prohibited from holding any Company stock in a margin account or engaging in any transaction that would have the effect of hedging the economic risk of ownership of their Company stock. Furthermore, directors and executive officers may not pledge Company stock as collateral for a loan or for any other purpose without the prior express written consent of the General Counsel of the Company. Finally, any pledging of or trading in Company stock by directors and executive officers is subject to the additional restrictions set forth in our Insider Trading and Confidential Information Policy.
Deferred Compensation
Under the terms of the Company’s non-qualified deferred compensation plan for senior executives (the “Deferred Compensation Plan”) participants, including some NEOs, can elect to defer a portion of their compensation for distribution at a later date. Additionally, the Company contributes to the Deferred Compensation Plan an amount equal to the difference between the percentage matching contribution made by the Company to the applicable employee’s 401(k) Plan Account up to 10% to 20% of salary and bonus.
Our Board amended the Deferred Compensation Plan effective as of December 31, 2018 to eliminate future mandatory annual Company contributions, other than those Company contributions allocated in calendar year 2018 and already accrued and required to be made, which were settled in calendar year 2019.
Other Benefits and Perquisites
Executive officers are eligible to participate, with other employees, in various employee benefit plans, including paid time off, medical, dental and disability insurance plans and a 401(k) plan. The Compensation Committee exercises no discretion over this participation.
Certain employees, including executive officers, may also be provided with certain perquisites as part of their compensation, such as Company-paid supplemental life or private health insurance policies. Perquisites such as these are a relatively low-cost part of compensation to be used in attracting and retaining qualified employees and executives but do not represent a material part of our executive compensation program. We do not provide other perquisites, such as club dues reimbursements and car allowances.
For additional information regarding perquisites, see “Director and Executive Officer Compensation — Summary Compensation Table.”
Employment and Change of Control Agreements
We have entered into employment or change of control benefits agreements with certain of our NEOs. Pursuant to these agreements, the applicable NEO is entitled to severance and/or change of control payments and other benefits in certain situations. See “Potential Payments upon Termination or Change-in-Control” under “Director and Executive Officer Compensation” below for a detailed description of the amounts payable and method of calculation. Due to the commencement of the Chapter 11 Cases, the disbursement of severance pay and related benefits during the pendency of the Chapter 11 Cases for NEOs is subject to, among other things, approval by the Bankruptcy Court and the restrictions regarding severance payments imposed by section 503(c) of the Bankruptcy Code.
The Compensation Committee believes that the severance benefits offered to the executive officers pursuant to the Bristow Group Inc. Management Severance Benefits Plan for U.S. Employees amended June 12, 2017 and the Bristow Group Inc. Management Severance Benefits Plan for Non-U.S. Employees amended June 12, 2017 (together, the “Severance Policy”) are reasonable given their positions and the services they render for the Company. The Compensation Committee selected higher multiples for terminations associated with a change-in-control to provide additional reasonable protections and benefits to the executive officers to align their interests with those of stockholders in transactions where their future employment may be at risk. Our prior severance policy (the “2014 Severance Policy”) permitted certain “single-trigger” benefits upon a change-in-control, paid a multiple of the participant’s target annual bonus upon terminations not in connection with a change-in-control, and resulted in full vesting of unvested equity and cash incentive awards upon termination. As amended effective June 12, 2017, change-in-control termination payments under the Severance Policy are now based on a “double trigger” requiring both the completion of a change-in-control transaction as well as an involuntary termination without “Cause” as defined in the Severance Policy to ensure such amounts will not be paid when employment continues or the individual elects to resign voluntarily. The Compensation Committee believes that providing these multiples for change-in-control terminations for up to a two-year period after a change in control (as defined below) occurs will provide for the executive officers’ commitment to the Company or its potential acquirer through a change-in-control event, resulting in a continuity of leadership and preserving the stockholders’ interests before and after a transaction.
No officer of the Company has any right to receive any tax gross-up payment for golden parachute excise tax liability.
Any management incentive eligible employee whose employment is terminated without cause may be eligible to receive certain severance payments and benefits pursuant to the terms of the Severance Policy. The Severance Policy divides employees of the Company into five tiers with varying terms and benefits, including severance payments, bonus payments, vesting of awards under the LTIP, payments following a change in control of our Company, provision of COBRA insurance coverage and payments for outplacement services, subject to a release of any claims against the Company and its affiliates by the employee. The Severance Policy, as amended on June 12, 2017, reduces the cash severance payment to exclude from severance paid not in connection with a change-in-control any multiples of the participant’s target bonus and provides for forfeiture of the participant’s unvested equity and cash incentive awards granted on or after June 12, 2017.
Upon a termination without cause that is not in connection with a change in control of our Company, the Severance Policy provides our NEOs with a prorated target annual bonus and cash severance equal to one times or two times the NEO’s base salary, accelerated vesting and payment of outstanding equity and cash incentive awards under the LTIP made prior to June 12, 2017, a cash amount equal to COBRA premiums for 18 months and outplacement services for 12 months.
If a NEO is terminated in connection with a change in control of our Company or within two years after such a change in control, the Severance Policy provides for the same payments and benefits described in the foregoing sentence except that the cash severance is equal to three times the sum of such NEO’s base salary and the highest annual bonus paid to such NEO during the past three years. For outstanding equity and cash incentive awards under the LTIP made on or after June 12, 2017, the Severance Policy defers to the terms of such awards which, pursuant to the redesign of our executive compensation program, are subject to a double trigger and will vest upon the earlier of the termination date of such NEO or the originally scheduled vesting date for such awards.
The Severance Policy is intended to harmonize bonus and equity for all employees of the Company and to improve clarity for such employees with respect to their severance benefits.
Risk Management
The Compensation Committee carefully considers the relationship between risk and our overall compensation policies, programs and practices for executive officers and other employees. The Compensation Committee continually monitors the Company’s general compensation practices, specifically the design, administration and assessment of our incentive plans, to identify any components, measurement factors or potential outcomes that might create an incentive for excessive risk-taking detrimental to the Company. One way in which the Compensation Committee discourages the Company’s executive officers and other employees from excessive risk-taking to achieve financial goals is by requiring that participants uphold and certify their compliance with the Company’s legal and ethical standards as described in our Code and the policies that support our Code. Any violation of our Code may result in the Compensation Committee clawing back prior awards made to applicable plan members, including our executive officers. Additionally, in the event of an accident that results in a fatality, all plan members, including all executive officers, will not receive any compensation for the safety portion of their respective annual incentive awards. Finally, in the event of (i) any Class “A” accident, (ii) two or more Class “B” accidents or (iii) more than two of any combination of Class “B” accidents and Class “C” accidents, all plan members, including all executive officers, will not receive the air safety portion of their respective annual incentive awards. The Compensation Committee has determined that the Company’s compensation plans and policies do not encourage excessive risk-taking.
Accounting and Tax Issues
The Compensation Committee annually reviews and considers the deductibility of the compensation paid to our executive officers, which includes each of the NEOs. However, under the Tax Cuts and Jobs Act of 2017, the exemption for qualifying performance-based compensation was repealed for taxable years beginning after December 31, 2017. As a result, compensation paid to our executive officers (on or after January 1, 2018) in excess of $1 million may not be deductible unless it qualifies for certain transition relief. While the Company will monitor guidance and developments in this area, the Compensation Committee believes that its primary responsibility is to provide a compensation program that attracts, retains and rewards the executive talent necessary for our success. Consequently, the Compensation Committee may pay or provide, and has paid or provided, compensation that is not tax deductible or is otherwise limited as to tax deductibility.
Compensation Committee Report on Executive Compensation
The Compensation Committee has reviewed and discussed the above Compensation Discussion and Analysis with management and, based on such review and discussions, the Compensation Committee recommended to our Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
Lori A. Gobillot, Chair
Gaurdie E. Banister, Jr.
Ian A. Godden

Summary Compensation Table
The following table provides information about the compensation of each of our NEOs:

Name & Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total ($)
L. Don Miller, President and Chief Executive Officer(1)	2019	$447,408	$125,000	$984,938	$328,582	$190,649	$—	$169,519	$2,246,096
	2018	$425,006	$125,000	$395,796	$390,759	$604,875	$—	$109,067	$2,050,503
	2017	$425,006	$—	$778,595	$179,382	$143,045	$—	$76,003	$1,602,031
Brian Allman, Sr. VP and Chief Financial Officer	2019	$311,477	$62,500	$254,926	$85,043	$89,144	$—	$23,083	$826,173
	2018	$300,019	$62,500	$90,624	$89,468	$238,000	$—	$29,446	$810,057
	2017	$300,019	$—	$198,065	$45,632	$48,616	$—	$23,455	$615,787
Alan Corbett, Sr. VP, Europe, Africa, Middle East, Asia (EAMEA)(6)	2019	$362,375	$61,077	$637,496	$212,673	$122,195	$—	$48,090	$1,443,906
	2018	$295,618	$62,500	$79,165	$78,154	$272,498	$—	$39,533	$827,468
Robert Phillips, Sr. VP, Americas(7)	2019	$374,616	$62,500	$637,496	$212,673	$126,816	$—	$77,988	$1,492,089
	2018	$304,233	$62,500	$89,569	$88,432	$322,483	$—	$51,172	$918,389
Mary Wersebe, VP, Human Resources(8)	2019	$342,513	$62,500	$341,245	$113,842	$92,943	$—	$19,599	$972,642
Jonathan E. Baliff, former President and Chief Executive Officer(9)	2019	$686,467	$—	$874,998	$875,715	$—	$—	$3,581,718	$6,018,898
	2018	$700,003	$—	$785,624	$775,625	$700,000	$—	$168,377	$3,129,629
	2017	$700,003	$—	$1,795,164	$413,590	$—	$—	$154,877	$3,063,634
Timothy J. Knapp, former Sr. VP, General Counsel and Corporate Secretary(10)	2019	$205,820	$—	$231,744	$231,938	$—	$—	$546,305	$1,215,807

(1)
Mr. Miller, who previously served as Senior Vice President and Chief Financial Officer of the Company, was appointed to succeed Mr. Baliff as President and Chief Executive Officer of the Company, effective as of the close of business on February 28, 2019.

(2)
The amount shown is the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Following the filing of the Chapter 11 Cases, no shares have been issued pursuant to the vesting of outstanding restricted stock units. Further, in connection with the Chapter 11 Cases, all outstanding equity awards will be cancelled as of the Effective Date and the executive will not recognize any value in connection with such cancellation.

Grants of performance cash awards received in fiscal years 2017, 2018 and 2019 cliff vest at the end of three years if certain performance goals are met. We have included the grant date fair value of these TSR-based performance cash awards in the Stock Awards column since these awards are within scope of FASB ASC 718; the portion of performance cash awards that relate to EPS performance are reported in the Non-Equity Incentive Plan Compensation column when earned. For awards of options (including awards that subsequently have been transferred), the amount shown is the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For additional information, see Note 10 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report. These amounts do not correspond to the actual value that will be recognized by the executive. In the case of Mr. Baliff, his unvested stock options and unvested restricted stock unit grants, in each case that were granted prior to June 12, 2017, fully vested on February 2019 pursuant to the terms of his Retirement and Consulting Agreement.

(3)
Annual cash performance awards approved by the Compensation Committee at its June meeting each year for fiscal years 2017, 2018 and 2019 under the annual incentive cash compensation plan for such years. As a result of the filing of the Chapter 11 Cases, all outstanding performance cash awards were cancelled pursuant to their terms.

(4)
Our NEOs do not participate in any defined benefit or pension plan through the Company and did not receive any above-market or preferential earnings on nonqualified deferred compensation during fiscal years 2017, 2018 and 2019.

(5)	Includes for fiscal year 2019:

	Mr. Miller	Mr. Allman	Mr. Corbett	Mr. Phillips	Ms. Wersebe	Mr. Baliff	Mr. Knapp
Company 401k Contribution	$16,951	$16,688	$—	$17,054	$12,681	$20,054	$8,683
Company Paid Life and Disability Insurance	10,982	6,395	2,793	9,570	6,918	11,598	5,827
Company Deferred Compensation Plan Contribution	139,086	—	—	51,364	—	265,924	—
U.K. Defined Contribution Scheme(a)	—	—	45,297	—	—	—	—
Bristow Uplift Matching Gifts Programs(b)	2,500	—	—	—	—	—	—
Severance(c)	—	—	—	—	—	3,284,142	531,795
Total	$169,519	$23,083	$48,090	$77,988	$19,599	$3,581,718	$546,305

(a)	Mr. Corbett participates in a defined contribution scheme in which the Company made contributions in the amount of £35,114 during fiscal year 2019.

(b)
Our NEOs are eligible to participate in the Bristow Uplift Matching Gifts Program under which the Company will match up to $2,500 (or the non-U.S. currency equivalent) of contributions to non-profit organizations by each NEO per fiscal year.

(c)
Reflects payments made to Messrs. Baliff and Knapp as per the Company Severance Policy in effect at the time of their respective departures from the Company. The severance amounts include: Mr. Baliff, two years base salary $1,442,000, pro-rated target annual bonus $723,568, FY17 Target Performance cash $1,096,667, legal fees $18,285, and COBRA reimbursement $3,622. Mr. Knapp, one-year base salary $386,250, pro-rated target bonus $125,187, relocation $9,492, and COBRA reimbursement $10,866. Under the Bankruptcy Code, the Company is prohibited from honoring its obligations to and paying the claims of creditors that arose prior to our bankruptcy filing on May 11, 2019 without first obtaining authorization from the Bankruptcy Court or pursuant to a confirmed and effective Chapter 11 plan. Under Section 503(c) of the Bankruptcy Code, the Company is also prohibited from incurring or paying during the bankruptcy case any retention or severance benefits to current or former insiders, including NEOS, of the Company without first obtaining authorization from the bankruptcy court and meeting a heightened standard. To comply with the bankruptcy laws, we ceased making COBRA payments to Messrs. Baliff and Knapp as of May 11, 2019.

(6)	Mr. Corbett was not a NEO prior to fiscal year 2018 and, therefore, his compensation is not disclosed for fiscal year 2017.

(7)	Mr. Phillips was not a NEO prior to fiscal year 2018 and, therefore, his compensation is not disclosed for fiscal year 2017.

(8)	Ms. Wersebe was not a NEO prior to fiscal year 2019, and, therefore, her compensation is not disclosed for any prior fiscal years.

(9)
Mr. Baliff, who previously served as the President and Chief Executive Officer of the Company, stepped down from the position of President effective November 9, 2018, while continuing to serve as Chief Executive Officer. Under the Retirement and Consulting Agreement, Mr. Baliff ceased to serve as Chief Executive Officer of the Company and resigned from our Board effective February 28, 2019 but agreed to provide consulting services on behalf of the Company through June 30, 2019.

(10)	Mr. Knapp ceased to serve as an officer of the Company effective as of September 12, 2018 and departed the Company effective as of September 30, 2018 in connection with certain organizational changes.

Grants of Plan-Based Awards for Fiscal Year 2019
The following table sets forth information concerning grants of awards to each of our NEOs under the LTIP during fiscal year 2019:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (1)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Mr. Miller	June 5, 2018 (2)	—	—	—	328,313	656,625	1,641,563		—
	June 5, 2018 (1)	—	—	—	—	26,933	—		$328,313
	June 5, 2018 (1)	—	—	—	—	48,969	—	$12.19	$328,582
	June 5, 2018 (3)	$142,542	$356,354	$890,885
Mr. Allman	June 5, 2018 (2)	—	—	—	84,975	169,950	424,875	—	—
	June 5, 2018 (1)	—	—	—	—	6,971	—	—	$84,976
	June 5, 2018 (1)	—	—	—	—	12,674	—	$12.19	$85,043
	June 5, 2018 (3)	$66,650	$166,625	$416,563
Mr. Corbett	June 5, 2018 (2)	—	—	—	212,500	425,000	1,062,500	—	—
	June 5, 2018 (1)	—	—	—	—	17,432	—	—	$212,496
	June 5, 2018 (1)	—	—	—	—	31,695	—	$12.19	$212,673
	June 5, 2018 (3)	$91,361	$228,401	$571,003
Mr. Phillips	June 5, 2018 (2)	—	—	—	212,500	425,000	1,062,500	—	—
	June 5, 2018 (1)	—	—	—	—	17,432	—	—	$212,496
	June 5, 2018 (1)	—	—	—	—	31,695	—	$12.19	$212,673
	June 5, 2018 (3)	$94,815	$237,038	$592,595
Ms. Wersebe	June 5, 2018 (2)	—	—	—	113,750	227,500	568,750	—	—
	June 5, 2018 (1)	—	—	—	—	9,331	—	—	$113,745
	June 5, 2018 (1)	—	—	—	—	16,966	—	$12.19	$113,842
	June 5, 2018 (3)	$69,490	$173,726	$434,315
Mr. Baliff	June 5, 2018 (2)	—	—	—	875,000	1,750,000	4,375,000	—	—
	June 5, 2018 (1)	—	—	—	—	71,780	—	—	$874,998
	June 5, 2018 (1)	—	—	—	—	130,509	—	$12.19	$875,715
	June 5, 2018 (3)	$281,623	$704,058	$1,760,145
Mr. Knapp	June 5, 2018 (2)	—	—	—	231,750	463,500		—	—
	June 5, 2018 (1)	—	—	—	—	19,011	—	—	$231,745
	June 5, 2018 (1)	—	—	—	—	34,566	—	$12.19	$231,938
	June 5, 2018 (3)	$53,513	$133,783	$334,458

(1)
These amounts represent the grant date fair value of stock options and restricted stock units granted to each NEO during fiscal year 2019 as computed in accordance with FASB ASC Topic 718. Following the filing of the Chapter 11 Cases, no shares have been issued pursuant to the vesting of outstanding restricted stock units. Further, in connection with the Chapter 11 Cases, all outstanding equity awards will be cancelled as of the Effective Date and the executive will not recognize any value in connection with such cancellation.

(2)
Performance cash awards that vest at the end of three years depending on the Company’s performance as measured by TSR compared to the companies within the Simmons Group. As a result of the filing of the Chapter 11 Cases, all outstanding performance cash awards were cancelled pursuant to their terms.

(3)
Annual Incentive Compensation awards range for each NEO (other than Messrs. Baliff and Knapp) to be paid in cash based on key performance indicators for the fiscal year 2019. Messrs. Baliff and Knapp received annual cash performance awards for the fiscal year 2019 which became fully vested and earned at the target performance level and a prorated portion of target bonus in each case in accordance with the 2014 Severance Policy.

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth information concerning unexercised stock options and unvested restricted stock of each of our NEOs. Following the filing of the Chapter 11 Cases, no shares have been issued pursuant to the vesting of outstanding restricted stock units. Further, in connection with the Chapter 11 Cases, all outstanding equity awards will be cancelled as of the Effective Date and the executive will not recognize any value in connection with such cancellation.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(3)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Mr. Miller	9,517	—	—	$43.79	06/08/21	—	—	—	$1,485,375	(2)
	8,338	—	—	$43.38	05/25/22	—	—	—	—
	6,008	—	—	$62.65	06/06/23	—	—	—	—
	971	—	—	$64.29	06/10/23	—	—	—	—
	8,256	—	—	$74.37	06/04/24	—	—	—	—
	35,809	—	—	$58.17	06/04/25	—	—	—	—
	26,406	—	—	$39.91	08/14/25	—	—	—	—
	55,364	27,683	—	$16.21	06/07/26	—	—	—	—
	51,483	102,967	—	$7.03	06/12/27	—	—	—	—
	—	48,969	—	$12.19	06/05/28	—	—	112,906	$125,325
Mr. Allman	2,831	—	—	$43.38	05/25/22	—	—		$359,700	(2)
	3,420	—	—	$62.65	06/06/23	—	—	—	—
	6,747	—	—	$74.37	06/04/24	—	—	—	—
	9,847	—	—	$58.17	06/04/25	—	—	—	—
	14,084	7,042	—	$16.21	06/07/26	—	—	—	—
	11,787	23,576	—	$7.03	06/12/27	—	—	—	—
	—	12,674	—	$12.19	06/05/28	—	—	27,410	$30,425
Mr. Corbett	6,152	—	—	$58.17	06/04/25	—	—	—	$590,755	(2)
	8,310	4,155	—	$16.21	06/07/26	—	—	—	—
	10,297	20,594	—	$7.03	06/12/27	—	—	—	—
	—	31,695	—	$12.19	06/05/28	—	—	33,147	$36,793
Mr. Phillips	685	—	—	$43.38	05/25/22	—	—	—	$612,550	(2)
	971	—	—	$62.65	06/06/23	—	—	—	—
	4,300	—	—	$74.37	06/04/24	—	—	—	—
	6,075	—	—	$58.17	06/04/25	—	—	—	—
	12,164	6,082	—	$16.21	06/07/26	—	—	—	—
	11,651	23,302	—	$7.03	06/12/27	—	—	—	—
	—	31,695	—	$12.19	06/05/28	—	—	36,692	$40,728
Ms. Wersebe	1,719	—	—	$74.37	06/04/24	—	—	—	384,800	(2)
	6,043	—		$58.17	06/04/25	—	—	—	—
	7,856	3,929		$16.21	06/07/26	—	—	—	—
	9,771	19,544		$7.03	06/12/27	—	—	—	—
	—	16,996		$12.19	06/05/28	—	—	24,228	$26,893
Mr. Baliff(3)	5,986	—	—	$43.79	06/08/21	—	—	—	$—
	11,775	—	—	$43.38	05/25/22	—	—	—	—
	21,799	—	—	$62.65	06/06/23	—	—	—	—
	60,374	—	—	$74.37	06/04/24	—	—	—	—
	110,410	—	—	$58.17	06/04/25	—	—	—	—
	191,477	—	—	$16.21	06/07/26	—	—	—	—
	102,190	102,191	—	$7.03	06/12/27	—	—	—	—
	—	43,503	—	$12.19	06/05/28	—	—	98,429	$109,256
Mr. Knapp(4)	—	—	—	—	—	—	—	—	—

(1)	Options vest and become exercisable in three equal annual installments after the date of grant.

(2)
Performance cash awards vest in full three years from the date of grant. This amount represents the total of all outstanding unvested performance cash awards from fiscal year 2018 and fiscal year 2019 assuming a payout at the “target” level. Following March 31, 2019, performance cash awards from fiscal year 2017 for all NEOs, except for Messrs. Baliff and Knapp (who were not employed by the Company at the time that the award vested), vested at 60.44% of the target level in the following amounts based on the Company’s TSR over the three year period ended March 31, 2019: Mr. Miller - $287,479; Mr. Allman - $73,132; Mr. Corbett - $43,151; Mr. Phillips - $63,160; Ms. Wersebe - $40,797.

(3)
Pursuant to the terms of the Baliff Retirement and Consulting Agreement, Mr. Baliff’s performance cash award granted in June 2016 became fully vested and earned at the target performance level and was paid to Mr. Baliff on March 12, 2019. In consideration of Mr. Baliff’s agreement to extend the post-termination non-compete and employee non-solicitation provisions from one year to two years, the Company agreed that the following Company equity awards would remain outstanding and continue to vest, subject to Mr. Baliff’s compliance with the restrictive covenants and satisfaction of his obligations under the consulting arrangement described above: (a) options to purchase 43,503 shares of Company stock, scheduled to vest on June 5, 2019; (b) options to purchase 102,190 shares of Company stock, scheduled to vest on June 12, 2019; (c) 74,502 Company restricted stock units, scheduled to vest on June 12, 2020; and (d) 23,927 Company restricted stock units, scheduled to vest on June 5, 2021.

(4)
Pursuant to the terms of the Knapp Separation Agreement, Mr. Knapp’s unvested performance cash awards, unvested stock options, and unvested restricted stock units awarded in June 5, 2018 were cancelled on September 30, 2018.

Option Exercises and Stock Vested
The following table sets forth information concerning exercises of stock options and vesting of restricted stock units of each of our NEOs during fiscal year 2019:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Mr. Miller	—	—	6,796	$81,688
Mr. Allman	—	—	1,869	$22,465
Mr. Corbett	—	—	1,168	$14,039
Mr. Phillips	—	—	1,153	$13,859
Ms. Wersebe	—	—	1,147	$13,787
Mr. Baliff(1)	—	—	89,367	$332,594
Mr. Knapp	—	—	—	—

(1)
Pursuant to the terms of the Retirement and Consulting Agreement, all of Mr. Baliff’s (i) unvested stock options and unvested restricted stock unit grants, in each case that were granted prior to June 12, 2017, fully vested on February 28, 2019 and (ii) unvested stock options and unvested restricted stock units grants, in each case that were granted on or after June 12, 2017, would remain outstanding and continue to vest, subject to Mr. Baliff’s compliance with the restrictive covenants and satisfaction of his obligations under the consulting arrangement described above: (a) options to purchase 43,503 shares of Company stock, scheduled to vest on June 5, 2019; (b) options to purchase 102,190 shares of Company stock, scheduled to vest on June 12, 2019; (c) 74,502 Company restricted stock units, scheduled to vest on June 12, 2020; and (d) 23,927 Company restricted stock units, scheduled to vest on June 5, 2021.

Nonqualified Deferred Compensation
The following table sets forth information concerning deferred compensation for each of our NEOs during fiscal year 2019:

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)(1)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
Mr. Miller	$—	$139,086	$11,217	$—	$378,075
Mr. Allman	$—	$—	$—	$—	$—
Mr. Corbett	$—	$—	$—	$—	$—
Mr. Phillips	$—	$51,364	$11,038	$—	$282,398
Ms. Wersebe	$—	$—	$—	$—	$—
Mr. Baliff	$—	$265,924	$99,942	$—	$1,870,018
Mr. Knapp	$—	$—	$967	$8,821	$—

(1)	Registrant contributions in last fiscal year are included in all other compensation in the Summary Compensation Table.
Under the terms of the Company’s Deferred Compensation Plan for senior executives, participants can elect to defer a portion of their compensation for distribution at a later date. Additionally, the Company contributes an amount to the Deferred Compensation Plan account of participants equal to the difference between the percentage matching contribution made by the Company to the applicable participant’s 401(k) Plan Account and in the case of the Chief Executive Officer, up to 20% of salary and bonus, and in the case of each of our other NEOs, up to 15% of annual base salary and bonus. Deferred Compensation Plan holdings are invested in the same general funds available under the Company’s 401(k) Plan in accordance with the elections of the plan participant. Distributions upon retirement or termination of employment are made pursuant to the participant’s election subject to any applicable limitations of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). We have general contractual obligations to pay the deferred compensation upon the participant’s termination of employment for any reason, including but not limited to death, disability or retirement. Under the Amended Plan, the Company will maintain deferred compensation benefits for any participant that is a current employee on the Effective Date. For participants under the Deferred Compensation Plan that are not employees of the Company on the Effective Date, the Amended Plan provides for the cancellation of such participants’ rights and benefits to deferred compensation and such participants that filed a timely proof of claim for such benefits in the bankruptcy will have such rights as provided to General Unsecured Creditors under Class 12 of the Amended Plan to the extent such claims are Allowed (as defined in the Amended Plan) in the bankruptcy.
Potential Payments Upon Termination or Change in Control
Each of our actively serving NEOs is covered by our Severance Policy. Due to the commencement of the Chapter 11 Cases, the disbursement of severance pay and related benefits during the pendency of the Chapter 11 Cases for NEOs is subject to, among other things, approval by the Bankruptcy Court and the restrictions regarding severance payments imposed by section 503(c) of the Bankruptcy Code.
Our Severance Policy was amended effective June 12, 2017, as discussed in “Employment and Change of Control Agreements” above. If Messrs. Miller, Corbett, Phillips or Allman’s or Ms. Wersebe’s employment had been terminated by the Company without Cause during fiscal year 2019 without connection to a change in control of the Company, he or she would have been entitled to a prorated portion of his or her annual incentive target bonus for the fiscal year and a lump sum severance payment equal to a multiple of his annual base salary for the fiscal year. After the appointment of Mr. Miller as President and Chief Executive Officer on February 28, 2019 his multiple became two times his annual base salary.
The officer would have also been entitled to a cash amount equal to COBRA premiums for 18 months and outplacement services for twelve months. The definition of “Cause” included, among other things, the officer’s willful failure to substantially perform assigned duties, conviction of the officer of a crime involving moral turpitude or a felony, commission by the officer of malfeasance, fraud or dishonesty, or the officer’s material violation of our policies.
In the case of our actively serving officers, the amounts set forth below are amounts that they would have been paid if their employment had been terminated by the Company without Cause on March 31, 2019. In the case of Messrs. Baliff and Knapp, the amounts set forth below are the actual amounts that were paid to Messrs. Baliff and Knapp, respectively, in connection with their departures from the Company on February 28, 2019 and September 30, 2018, respectively.

	Salary Multiple (1)	Target Bonus Multiple (2)	Vesting of Equity Awards (3)	Extended Health and other Benefits (4)	Total
Mr. Miller	$1,400,000	$770,000	$508,580	$32,935	$2,711,515
Mr. Allman	$400,000	$300,000	$129,378	$23,614	$852,992
Mr. Corbett	$378,090	$245,758	$76,338	$1,089	$701,275
Mr. Phillips	$390,000	$253,500	$111,736	$19,877	$775,113
Ms. Wersebe	$365,000	$182,500	$72,174	$10,866	$630,540
Mr. Baliff	$1,442,000	$793,100	$1,177,394	$32,597	$3,445,091
Mr. Knapp	$386,250	$252,063	N/A	$32,597	$670,910

(1)	Except for Messrs. Baliff and Knapp, assumes the salary in effect on April 1, 2019.

(2)
Except for Messrs. Baliff and Knapp, assumes the target bonus percentage in effect on April 1, 2019. In addition to the amount set forth above, each officer will also be eligible for a prorated target bonus equal to the target bonus opportunity for the year in which the officer’s termination of employment occurs multiplied by a fraction, the numerator of which is the number of days the officer was employed during the fiscal year in which the officer’s termination of employment occurs and the denominator of which is 365.

(3)
Assumes that the triggering event took place on March 29, 2019, the last business day of fiscal year 2019, and a price per share of $1.11, the closing market price of our common stock as of March 29, 2019, the final trading day of fiscal year 2019. For Mr. Baliff, the amount shown is based on the closing market price as of February 28, 2019 of $1.18 per share, which was his departure date from the Company.

(4)	Varies according to individual choice of medical plan. Accordingly, the amount shown assumes an employee choice which would result in the largest amount the Company would be responsible for.
Additionally, if during fiscal year 2019 any of our actively serving NEOs’ (other than Ms. Wersebe) employment was terminated by the Company without Cause within the two years following a change in control of our Company, he or she would have been entitled pursuant to our Severance Policy to a prorated portion of his or her annual incentive target bonus for the fiscal year, cash severance equal to three times the sum of the NEO’s base salary and the highest annual bonus paid to such NEO during the past three years, accelerated vesting and payment of equity and cash incentive awards under the LTIP, a cash amount equal to COBRA premiums for 18 months and outplacement services for twelve months. The definition of “Change in Control” included, subject to certain exceptions, (i) acquisition by any individual, entity or group of beneficial ownership of 35% or more of either the then outstanding shares of common stock of the Company or the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors, (ii) a change in at least a majority of the Company’s Board, (iii) approval by the stockholders of the Company of a merger, unless immediately following such merger, substantially all of the holders of the Company’s securities immediately prior to merger beneficially own more than 50.1% of the common stock of the entity resulting from such merger, and (iv) the sale or other disposition of all or substantially all of the assets of the Company.
The amounts set forth below would have been payable if the listed NEO’s employment had been terminated pursuant to a change in control event on March 31, 2019.

	Salary Multiple (1)	Highest Annual Bonus Multiple (2)	Vesting of Equity Awards (3)	Extended Health Benefits (4)	Tax Gross Up	Total
Mr. Miller	$2,100,000	$2,584,625	$508,580	$32,935	N/A	$5,226,140
Mr. Allman	$1,200,000	$1,014,000	$129,378	$23,614	N/A	$2,366,992
Mr. Corbett	$1,134,270	$1,063,252	$76,338	$1,089	N/A	$2,274,949
Mr. Phillips	$1,170,000	$1,220,949	$111,736	$19,877	N/A	$2,522,562
Ms. Wersebe(5)	N/A	N/A	N/A	N/A	N/A	N/A
Mr. Baliff(6)	N/A	N/A	N/A	N/A	N/A	N/A
Mr. Knapp(7)	N/A	N/A	N/A	N/A	N/A	N/A

(1)	Salary multiple calculated using base salary as of April 1, 2019.

(2)
Each officer’s highest annual bonus multiple calculated using the highest annual bonus paid to such officer in the three years preceding April 1, 2019. In addition to the amount set forth above, each officer will also be eligible for a prorated target bonus equal to the target bonus opportunity for the year in which the officer’s termination of employment occurs multiplied by a fraction, the numerator of which is the number of days the officer was employed during the fiscal year in which the officer’s termination of employment occurs and the denominator of which is 365.

(3)
Assumes that the triggering event took place on March 29, 2019, the last business day of fiscal year 2019, and a price per share of $1.11, the closing market price of our common stock as of March 29, 2019, the final trading day of fiscal year 2019.

(4)	Varies according to individual choice of medical plan. Accordingly, the amount shown assumes an employee choice which would result in the largest amount the Company would be responsible for.

(5)	The positions held by Ms. Wersebe did not entitle her to any change in control benefits under the Change in Control provisions in our Severance Policy.

(6)	Mr. Baliff was not employed by the Company on March 31, 2019.

(7)	Mr. Knapp was not employed by the Company on March 31, 2019.
Any benefits payable pursuant to the above triggering events are payable in a cash lump sum not later than six months following the termination date.
The employment and severance benefits agreements of the NEOs also contain certain non-competition, non-solicitation and confidentiality provisions. For additional information regarding these employment agreements, see “Director and Executive Officer Compensation - Employment and Severance Agreements.”
Pay Ratio Disclosure
Under Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, the Company is required to disclose in this proxy statement the ratio of the annual total compensation of our CEO to the annual total compensation of the median employee of the Company (the “Pay Ratio Disclosure”).
Based on SEC rules for this Pay Ratio Disclosure and applying the methodology described below, the Company determined that our CEO’s total compensation for fiscal year 2019 was $2,246,096, and the total fiscal year 2019 compensation provided to the individual identified as the median employee of the Company and its consolidated subsidiaries was $93,107. Accordingly, the Company estimates the ratio of our CEO’s annual total compensation for fiscal year 2019 to the median annual total compensation of all other employees to be 24 to 1.
The applicable SEC rules require us to identify a “median employee” only once every three years, as long as there have been no changes in our employee population or employee compensation arrangements that we reasonably believe would result in a significant change to our pay ratio disclosure. Because there have been no changes in our employee population or compensation arrangements that we believe would significantly impact our pay ratio disclosure for 2019, we are using the same median employee for our 2019 pay ratio that we used for our 2018 pay ratio, although we have updated the calculation of the total compensation earned by that employee for 2019.
The Company identified our median employee as of March 29, 2018, without regard to the location or compensation arrangements of our employees, or whether such employees are full-time or part-time employees. We tabulated annual base salary, which is defined as the fixed portion of each employee’s compensation arrangements that is paid without regard to our financial or operational performance in a given fiscal year. We gathered the requisite information applying this compensation measure with respect to our employees using their annual base salary as of March 29, 2018. We annualized the compensation of all permanent employees who were hired in fiscal year 2018 but did not work for the Company for the entire fiscal year, but we did not annualize the compensation for any part-time or seasonal employee. We did not make any cost-of-living adjustments in identifying the median employee. We applied an exchange rate as of March 29, 2018 to convert all international currencies into U.S. dollars. We then identified the median employee using this methodology, which was consistently applied to all included employees on March 29, 2018.
Once the median employee was identified as described above, the total annual compensation for fiscal year 2019 for that employee was determined using the same rules that apply to reporting NEO compensation in the “Total” column of the Summary Compensation Table. With respect to the annual total compensation of our CEO, we used the amount reported for fiscal year 2019 in the “Total” column of the Summary Compensation Table included in this proxy statement.
We believe the Pay Ratio Disclosure presented above is a reasonable estimate. Because the SEC rules for identifying the median employee and calculating the pay ratio allow companies to use different methodologies, exclusions, exemptions, estimates and assumptions, the Pay Ratio Disclosure may not be comparable to the pay ratio disclosure reported by other companies.

Director Compensation
The following table sets forth information concerning the compensation for fiscal year 2019 of each of our directors other than Messrs. Baliff and Miller, who are NEOs:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	All Other Compensation (2)		Total ($)
Thomas N. Amonett(2)	$92,417	$150,000	$76,928		$319,345
Gaurdie E. Banister, Jr.	$87,833	$150,000	$—		$237,833
Lori A. Gobillot	$147,833	$97,500	$—		$245,333
Ian A. Godden	$96,167	$150,000	$3,225	(3)	$249,392
A. William Higgins	$139,500	$97,500	$—		$237,000
Stephen A. King(4)(5)	$75,333	$150,000	$—		$225,333
Thomas C. Knudson	$294,167	$97,500	$—		$391,667
Mathew Masters(5)(6)	$27,000	$97,500	$—		$124,500
Biggs C. Porter	$103,667	$150,000	$—		$253,667

(1)
The amounts in this column represent the fair value of restricted stock unit awards computed in accordance with FASB ASC Topic 718. Depending on the outcome of the Chapter 11 Cases, the actual value that will be recognized by the director is expected to be significantly below the amount shown and could be an insignificant value. For additional information, see Note 10 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report. Each non-employee director is provided the opportunity each year to receive a restricted stock award equal in value to $150,000 at the time of grant and is required to make a binding election at such time to either (i) receive 35% of his or her award in the form of restricted cash ($52,500) and the remaining 65% of such award ($97,500) in the form of restricted stock units or (ii) receive 100% of his or her award ($150,000) in the form of restricted stock units. Each such restricted cash and restricted stock unit award vests six months from the date of grant. For fiscal year 2019, each of Ms. Gobillot and Messrs. Higgins and Knudson elected to receive 35% of the award ($52,500) in restricted cash and 65% of the award ($97,500) in restricted stock units whereas each of Messrs. Amonett, Banister, Godden, King and Porter elected to receive 100% of the award ($150,000) in restricted stock units.

(2)	In connection with his service as interim President of the Company from November 9, 2018 to February 28, 2019, Mr. Amonett received compensation of $76,928.

(3)
In connection with Mr. Godden’s service as chairman of the board of directors of Bristow Aviation Holdings Limited (“BAHL”) for the portion of fiscal year 2019 from March 13, 2019 to March 31, 2019, he received a prorated fee paid by BAHL in the amount of £2,500 converted to USD at £1=$1.29.

(4)	Mr. King elected not to stand for reelection to our Board and officially departed our Board on February 18, 2019.

(5)
Pursuant to agreements with Caledonia Investments plc, as employer, for the period from April 1, 2018 to July 31, 2018, Messrs. King and Masters assigned all compensation received from the Company, including restricted stock units awarded under the Company’s stock plans, to Caledonia, and Messrs. King and Masters disclaimed beneficial ownership of any such units or resulting shares. Mr. King no longer disclaimed beneficial ownership of restricted stock units awarded under the Company’s stock plans during the period from August 1, 2018 until his resignation effective February 18, 2019 and any resulting shares.

(6)	Mr. Masters elected not to stand for reelection to our Board and officially departed our Board on July 31, 2018.
The Compensation Committee reviews director compensation annually. Based on consultation with their independent compensation consultant and market data, the Compensation Committee recommends for approval by our Board the annual retainer, stock awards and other benefits for members of our Board. The Compensation Committee’s objective with respect to director compensation is to provide compensation incentives that attract and retain individuals of outstanding ability. Directors who are Company employees do not receive a retainer or fees for service on our Board or any committees. The Company pays non-employee members of our Board for their service as directors. For fiscal year 2019, directors who were not employees received:

Forms of Director Compensation	Amount
Annual Chairman of the Board Fee from April 1, 2018 to July 31, 2018(1)	$225,000
Annual Chairman of the Board Fee from August 1, 2018 to March 31, 2019(2)	$250,000
Annual Director Fee from April 1, 2018 to July 31, 2018(3)	$81,000
Annual Director Fee from August 1, 2018 to March 31, 2019(4)	$90,000
Committee Chairmen Annual Fees:
Audit Committee	$20,000
Compensation Committee	$20,000
Corporate Governance and Nominating Committee	$10,000
Restricted cash and equity compensation(5):
At the Annual Meeting of Stockholders held on July 31, 2018 each non-employee director was eligible to be granted a number of restricted stock unites with a value of $150,000 based on the closing price on the date of such Annual Meeting (the date of grant) and was required to make a binding election at such time to either (i) receive 35% of his or her award in the form of restricted cash and the remaining 65% of such award in the form of restricted stock units or (ii) receive 100% of his or her award in the form of restricted stock units. Each such restricted cash and restricted stock unit award will vest six months from the date of grant.

(1)
This portion of the Annual Chairman of the Board Fee was paid on a prorated basis for the relevant portion of fiscal year 2019. For fiscal year 2019, the Chairman of our Board was only eligible to receive $150,000 in restricted cash and equity compensation together with the prorated amounts payable in cash for the Annual Chairman of the Board Fee and forewent any other annual director fee or committee chairman fee that would otherwise have applied.

(2)
This portion of the Annual Director Fee was paid on a prorated basis for the relevant portion of fiscal year 2019. Effective July 31, 2018, our Board approved a 10% increase of the Annual Chairman of the Board Fee to $250,000.

(3)	This portion of the Annual Director Fee was paid on a prorated basis for the relevant portion of fiscal year 2019.

(4)
This portion of the Annual Director Fee was paid on a prorated basis for the relevant portion of fiscal year 2019. Effective July 31, 2018 our Board approved an increase of the Annual Director Fee to $90,000 . This increase does not affect the Committee Chairmen Annual Fees.

(5)
Each non-employee director is eligible to be granted a number of restricted stock units with a value of $150,000 based on the closing price on the date of the grant and is required to make a binding election at such time to either (i) receive 35% of his or her award in the form of restricted cash and the remaining 65% of such award in the form of restricted stock units or (ii) receive 100% of his or her award in the form of restricted stock units. Each such restricted cash and restricted stock unit award vests six months from the date of grant.

Our Board created a special working group consisting of Ms. Gobillot and Messrs. Banister, Higgins, Porter and Godden (the “Special Working Group”) to oversee the restructuring efforts of the Company and assist management and advisors with the Chapter 11 Cases. In consideration of the significant increase in workload and time commitment for the Special Working Group to provide the necessary support during our restructuring efforts, the Compensation Committee recommended, and our Board approved, that Ms. Gobillot and Mr. Banister each receive an additional $20,000 per month and Messrs. Godden, Higgins and Porter each receive an additional $10,000 per month, commencing on May 1, which would be in lieu of additional equity compensation. Our Board also approved that all independent directors receive an additional cash retainer in the amount of $31,250 per quarter, with the initial additional payment for the first quarter of fiscal year 2020 payable in full on May 1, 2019, and thereafter the additional cash retainer payable at the beginning of each fiscal quarter. These payments and the workload of our Board and the Special Working Group will be closely monitored and assessed and reviewed on a regular basis.
Directors are also reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of our Board or committees and for other reasonable expenses related to the performance of their duties as directors.
The Company’s current LTIP expressly limits the maximum aggregate amount of compensation and incentive awards that may be paid by the Company in any calendar year to any outside director to $1,125,000.
On or prior to the five-year anniversary of becoming a director on our Board, outside directors are expected to hold or have held Company stock, including unvested restricted stock or restricted stock units, with a value equal to at least four times the annual cash retainer paid to outside directors at the time that the applicable director joined our Board. In the event the annual cash retainer is increased during a director’s tenure on our Board, such director has up to five years from the effective date of such increase to hold additional Company stock, including additional unvested restricted stock or restricted stock units, equal in value to at least four times the amount of the increase to the annual cash retainer paid to outside directors. As of July 17, 2019, none of the Company’s directors had failed to comply with the stock ownership guidelines.
Once a director on our Board has satisfied the holding requirement set forth above, such director may only sell shares of the Company if immediately after such sale, the market value of the director’s remaining Company stock, including unvested restricted stock or restricted stock units, will be at least equal in value to the applicable holding requirement amount based on the director’s annual cash retainer at such time. Compliance with the stock ownership guidelines by the outside directors is reviewed each year by the Corporate Governance and Nominating Committee of our Board as part of the director nomination and selection process.
Compensation Committee Interlocks and Insider Participation
No member of the Compensation Committee during the fiscal year 2019 was an officer or employee of the Company or was formerly an officer of the Company. No member of the Compensation Committee had any relationship requiring disclosure by the Company under any paragraph of Item 404 of Regulation S-K (Transaction with Related Persons, Promoters and Certain Control Persons).
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Holdings of Principal Stockholders
Upon emergence from the Chapter 11 process under the Amended Plan, our common stock will be cancelled without any distribution to holders of our existing equity interests. The following table shows certain information with respect to beneficial ownership of our common stock held by any person known by us to be the beneficial owner of more than five percent of any class of our voting securities:

Name and Address of Beneficial Owner	Amount Beneficially Owned		Percent of Class(1)
Mackenzie Financial Corporation	6,561,746	(2)	18.27%
180 Queen Street West Toronto, Ontario M5V3K1
FMR LLC	3,402,530	(3)	9.47%
245 Summer Street Boston, MA 02210
Dimensional Fund Advisors LP	2,884,531	(4)	8.03%
Building One 6300 Bee Cave Road Austin, TX 78746
The Vanguard Group, Inc.	2,363,915	(5)	6.58%
100 Vanguard Blvd. Malvern, PA 19355
The Vanguard Group, Inc.	2,326,212	(6)	6.48%
55 East 52nd Street New York, NY 10055

(1)	Percentage of the 35,918,916 shares of common stock of the Company outstanding as of March 31, 2019.

(2)	According to a Schedule 13G/A filed on February 14, 2019 with the SEC, Mackenzie Financial Corporation has sole voting and dispositive power with respect to all of such shares.

(3)
According to a Schedule 13G filed on February 13, 2019 with the SEC, FMR LLC (“FMR”) has sole voting power with respect to 411,478 of such shares and sole dispositive power with respect to all of such shares. The Schedule 13G states that one or more other persons are known to have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, such shares. Includes shares beneficially owned by FIAM LLC and FMR Co., Inc. FMR Co., Inc. beneficially owns 5% or greater of the outstanding shares reported on the Schedule 13G. Abigail P. Johnson is a Director, the Chairman and the Chief Executive Officer of FMR. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR, representing 49% of the voting power of FMR. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR. Neither

FMR nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (“Fidelity Funds”) advised by Fidelity Management & Research Company, a wholly owned subsidiary of FMR, which power resides with the Fidelity Funds’ Boards of Trustees. Fidelity Management & Research Company carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees.

(4)
According to a Schedule 13G/A filed on February 8, 2019 with the SEC, Dimensional Fund Advisors LP (“DFA”) has sole voting power with respect to 2,732,013 of such shares and sole dispositive power with respect to all of such shares. The Schedule 13G/A states that DFA, an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager or sub-adviser to certain other commingled funds, group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Funds”). In certain cases, subsidiaries of DFA may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, DFA or its subsidiaries (collectively, “Dimensional”) may possess voting and/or investment power over the securities of the Company that are owned by the Funds and may be deemed to be the beneficial owner of the shares of the Company held by the Funds. However, all of such shares of common stock reported above are owned by the Funds. Dimensional disclaims beneficial ownership of such shares. The Schedule 13G/A states that the Funds have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the securities held in their respective accounts and that, to the knowledge of Dimensional, the interest of any such Fund does not exceed 5% of the class of securities.

(5)
According to a Schedule 13G filed on February 11, 2019 with the SEC, The Vanguard Group, Inc. (“Vanguard”) has sole voting power and shared dispositive power with respect to 29,362 of such shares and sole dispositive power with respect to 2,334,553 of such shares. The Schedule 13G states that Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of Vanguard, is the beneficial owner of 29,362 shares or 0.08% of the outstanding shares of common stock of the Company as a result of its serving as investment manager of collective trust accounts and Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of Vanguard, is the beneficial owner of an unspecified percentage of the outstanding shares of common stock of the Company as a result of its serving as investment manager of Australian investment offerings.

(6)
According to a Schedule 13G/A filed on April 10, 2019 with the SEC, BlackRock, Inc. has sole voting power with respect to 2,179,812 of such shares and sole dispositive power with respect to all of such shares. The Schedule 13G/A states that various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, all such shares.

Holdings of Directors and Executive Officers
The table below shows how many shares (i) each of our directors, (ii) each of our Named Executive Officers included in the Summary Compensation Table under the heading “Director and Executive Officer Compensation-Summary Compensation Table” in this Annual Report and (iii) all of our directors and executive officers as a group beneficially owned as of October 1, 2019. The Amended Plan contemplates that the Company’s existing equity holders would receive no recovery and that the common stock, including options, warrants, rights, restricted stock unit or other securities or agreements to acquire such common stock, would be cancelled.

Name(1)	Shares Directly and Indirectly Owned as of October 1, 2019(2)	Options Exercisable on or prior to October 1, 2019(3)	Total Shares Beneficially Owned	Percent of Class(4)
Brian J. Allman	5,091	48,716	53,807	*
Thomas N. Amonett	45,372	—	45,372	*
Jonathan E. Baliff(4)(5)	89,702	440,184	529,886	1.5%
Gaurdie E. Banister, Jr.	32,229	—	32,229	*
Alan Corbett	607	24,759	25,366	*
Lori A. Gobillot	31,582	—	31,582	*
Ian A. Godden(6)	70,244	—	70,244	*
A. William Higgins	35,816	—	35,816	*
Timothy J. Knapp(7)	—	—	—	—
Thomas C. Knudson	83,580	—	83,580	*
L. Don Miller	19,340	202,152	221,492	*
Robert Phillips	2,503	35,846	38,349	*
Biggs C. Porter	39,571	—	39,571	*
Mary Wersebe	1,221	25,389	26,610	*
All directors and executive officers as of October 1, 2019 as a group (13 persons)	456,858	777,046	1,233,904	3.4%

*	Less than 1%.

(1)	The business address of each director and executive officer is 3151 Briarpark Drive, Suite 700, Houston, Texas 77042.

(2)	Excludes unvested restricted stock over which the holders do not have voting or dispositive powers.

(3)	Certain of our executive officers hold options to purchase shares of our common stock that would have vested following the Petition Date. However, vesting was suspended due to the Chapter 11 Cases.

(4)
Percentages of our common stock outstanding as of July 17, 2019, adjusted for each Named Executive Officer, executive officer and director to include such Named Executive Officer’s, executive officer’s and director’s total shares beneficially owned as of such date.

(5)
Mr. Baliff, who previously served as the President and Chief Executive Officer of the Company, stepped down from the position of President effective November 9, 2018, while continuing to serve as Chief Executive Officer. Under the Retirement and Consulting Agreement, Mr. Baliff ceased to serve as Chief Executive Officer of the Company and resigned from our Board effective February 28, 2019. In accordance with the terms of the Retirement and Consulting Agreement, the Company agreed that certain of Mr. Baliff’s Company equity awards would remain outstanding and continue to vest, subject to Mr. Baliff’s compliance with the restrictive covenants and satisfaction of his obligations under the Retirement and Consulting Agreement. However, vesting was suspended due to the Chapter 11 Cases.

(6)	Includes 17,950 shares over which Mr. Godden shares investing and voting control with his wife.

(7)
Mr. Knapp, who previously served as the Senior Vice President, General Counsel and Corporate Secretary of the Company, ceased to serve as an officer of the Company effective as of September 12, 2018 and departed the Company effective as of September 30, 2018.

Equity Compensation Plan Information
The following table sets forth information about the Company’s common stock that may be issued under existing equity compensation plans as of March 31, 2019.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1) (c)
Equity compensation plans approved by security holders	3,217,723	$6.46	2,207,294
Equity compensation plans not approved by security holders	—	—	—
Total	3,217,723	$6.46	2,207,294

(1)
The securities remaining available for issuance may be issued in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, performance units and performance shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons
On December 19, 1996, the Company acquired 49% of the common stock and other significant economic interest in Bristow Aviation Holding Limited (“Bristow Aviation”), which, through its subsidiaries, holds all the outstanding shares in Bristow Helicopters Limited (“Bristow Helicopters”), pursuant to a Master Agreement dated December 12, 1996, among the Company, Caledonia Industrial Services Limited (“CIS”), a predecessor in interest to Caledonia Investments plc (“Caledonia”), and certain other persons (the “Master Agreement”). Pursuant to the Master Agreement, Caledonia previously had the right to designate up to two nominees to our Board. Stephen A. King, who served as a director until February 2019, was an executive officer of Caledonia. In connection with such transaction, we and Caledonia also entered into a Put/Call Agreement whereunder, upon giving specified prior notice, we have the right to buy all the Bristow Aviation shares held by Caledonia, which, in turn, has the right to require us to purchase such shares. Under current English law, we would be required, in order for Bristow Aviation to retain its operating license, to find a qualified European Union (“E.U.”) investor to own any Bristow Aviation shares we have the right or obligation to acquire under the Put/Call Agreement. In addition, the Put/Call Agreement limits our ability to exercise the put/call option through a requirement to consult with the Civil Aviation Authority (the “CAA”) in the U.K. regarding the suitability of the new holder of the Bristow Aviation shares. The Put/Call Agreement does not contain any provisions should the CAA not approve the new E.U. investor. However, we would work diligently to find an E.U. investor suitable to the CAA. On April 29, 2019, Caledonia provided notice of its intent to exercise its right to require us or a qualified E.U. investor to purchase its Bristow Aviation shares for £920,000. As a result, such shares have been purchased by Impigra Aviation Holdings Limited, a qualified E.U. investor.
In connection with the Bristow Aviation transaction, we acquired £91.0 million (approximately $118.6 million) in principal amount of 13.5% subordinated unsecured loan stock (debt) of Bristow Aviation. Bristow Aviation had the right and elected to defer payment of interest on the loan stock. Any deferred interest also accrues interest at an annual rate of 13.5%. All of the loan stock was subsequently transferred to our wholly owned subsidiary, Bristow International Panama S. de RL. With our agreement, no interest payments have been made through March 31, 2019.
In March 2004, the Company prepaid a portion of the put/call option price to Caledonia, representing the amount of guaranteed return since inception, amounting to $11.4 million. In consideration of this, the stockholders of Bristow Aviation agreed to reduce the guaranteed return factor used in calculating the put/call option price, effective April 1, 2004, from 12% per annum to LIBOR plus 3% or 6%. In May 2004, the Company acquired eight million shares of deferred stock, essentially a subordinated class of stock with no voting rights, from Bristow Aviation for £1 per share ($14.4 million in total). Bristow Aviation used these proceeds to redeem £8 million ($14.4 million) of its ordinary share capital at par value on a pro rata basis from all its outstanding stockholders, including the Company. The result of these changes was to reduce the cost of the guaranteed return to the other stockholders by $2.3 million on an annual basis.
Beginning in September 2004, the Company began paying to Caledonia the amount of guaranteed return on the put/call on a quarterly basis. In fiscal year 2019, the Company paid to Caledonia $0.1 million representing the amount due for the period from April 1, 2018 to March 31, 2019. During fiscal year 2019, we leased an average of 148 aircraft to subsidiaries of Bristow Aviation, and received total lease payments of approximately $ 240 million. The foregoing transactions with Bristow Aviation are eliminated for financial reporting purposes in consolidation.
Review and Approval of Related Party Transactions
The Company has adopted a written policy governing transactions with related parties that applies to all transactions required to be disclosed as related party transactions under Item 404 of Regulation S-K. Under this policy, all such related person transactions are required to be approved or ratified by the Audit Committee. No member of the Audit Committee may review or approve any transaction or amendment if he is involved directly or indirectly in the transaction. Our Board may also decide that a majority of directors disinterested in the transaction will review and approve a particular transaction or amendment. When reviewing and approving a related person transaction, the Audit Committee, or other board committee as the case may be, will be required to fully inform itself about the related party’s relationship and interest regarding the material facts of the proposed transaction and determine that the transaction is fair to the Company.
Director Independence
Our Corporate Governance Guidelines require that a substantial majority of our Board consist of independent directors. In general, the Corporate Governance Guidelines require that an independent director must have no material relationship with the Company, directly or indirectly, except as a director. Although our common stock was delisted from the NYSE on May 13, 2019 as a result of our failure to satisfy the continued listing requirements of the NYSE and has been trading on the OTC Pink Marketplace maintained by the OTC Markets Group, Inc. since May 14, 2019, our Board currently continues to determine independence on the basis of the standards specified by the NYSE. In addition, our Board considers other facts and circumstances it deems relevant. Our Corporate Governance Guidelines also provide that a non-employee director who has served on our Board for ten consecutive calendar years or more shall be subject to an annual review by the Corporate Governance and Nominating Committee to consider such director’s continued levels of independence from management and contribution to our Board. Our Corporate Governance and Nominating Committee has subsequently reviewed the levels of independence from management and contributions to our Board for each of Messrs. Amonett and Knudson, who have 13 and 15 years of tenure on our Board, respectively, and concluded that such tenure in no way undermines either of their independence from management or otherwise detracts from their contributions to our Board. However, Mr. Amonett did not qualify as an independent director while he was serving as our interim President from November 2018 to February 2019.
Our Board has reviewed any business transactions and charitable relationships between the Company and each director to determine compliance with the categorical standards described above and to evaluate whether there are any other facts or circumstances that might impair the independence of a director.
Based on its review, our Board has determined that Ms. Gobillot and Messrs. Amonett, Banister, Godden, Higgins, Knudson and Porter are independent. Our Board has appointed only independent directors to our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee in accordance with the independence requirements set forth in the SEC rules, NYSE listing standards and the charters of such committees.
Item 14. Principal Accounting Fees and Services
KPMG LLP (“KPMG”), the Company’s independent auditor, conducted the examination of the Company’s financial statements for the fiscal year 2019. During the Company’s two most recent fiscal years, the Company did not consult KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or any other matters or reportable events listed in the Items 304(a)(2)(i) and (ii) of Regulation S-K.
Accounting Fees and Services
Set forth below are the fees paid by the Company to KPMG for the fiscal years indicated.

	2019	2018
Audit Fees	$3,867,062	$3,485,978
Audit-Related Fees	$—	$—
All Other Fees	$104,290	$178,264
Tax Fees	$779,050	$722,300
Description of Non-Audit Services
Audit fees include the aggregate fees for the audit of our annual consolidated financial statements and internal controls, and the reviews of each of the quarterly consolidated financial statements included in our Forms 10-Q. These fees also include statutory and other audit work performed with respect to certain of our subsidiaries.
All Other Fees - All other fees were for advisory services related to compliance with regulatory reporting requirements.
Tax Fees - Tax fees were for tax compliance services and assistance with federal and provincial tax-related matters for certain international entities.
Audit Committee Pre-Approval Policies and Procedures
Our Audit Committee has policies and procedures that require the pre-approval by the Audit Committee of all fees paid to, and all services performed by, our independent accounting firm. At the beginning of each year, the Audit Committee approves the proposed services, including the nature, type and scope of services contemplated and the related fees, to be rendered by KPMG during the year. In addition, Audit Committee pre-approval is also required for those engagements that may arise during the course of the year that are outside the scope of the initial services and fees pre-approval by the Audit Committee.
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
(a) (3) Exhibits

		Incorporated by Reference to
	Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
	(1) Stock Purchase Agreement, dated as of November 9, 2018, by and among Bear Acquisition I, LLC, Bristow Group Inc. (solely for the limited purposes set forth therein), Columbia Helicopters, Inc., the Shareholders (as defined therein), and Nancy C. Lematta (solely in her capacity as the Shareholder Representative).	001-31617	8-K	November 9, 2018	2.1
	(2) Termination Agreement, dated as of February 11, 2019, by and among Bristow Group Inc., Bear Acquisition I, LLC, Columbia Helicopters, Inc., the Shareholders (as defined therein) and Nancy C. Lematta (solely in her capacity as the Shareholder Representative).	001-31617	8-K	February 12, 2019	10.1

		Incorporated by Reference to
	Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
	(3) Amended Joint Chapter 11 Plan of Reorganization, dated September 30, 2019.	001-31617	8-K	October 9, 2019	2.1
(3)	Articles of Incorporation and By-law.
	(1) Restated Certificate of Incorporation of Bristow Group Inc. dated August 2, 2007.	001-31617	10-Q	August 2, 2007	3.1
	(2) Amended and Restated By-laws of Bristow Group Inc.	001-31617	8-K	March 6, 2014	3.1
(4)	Instruments defining the rights of security holders, including indentures.
	(1) Registration Rights Agreement dated December 19, 1996, between Bristow Group Inc. and Caledonia Industrial & Services Limited.	0-5232	10-Q	February 14, 1997	4.3
	(2) Indenture, dated as of June 17, 2008, among Bristow Group Inc., the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee (the “2008 Base Indenture”).	001-31617	8-K	June 17, 2008	4.1
	(3) First Supplemental Indenture, dated as of June 17, 2008, to the 2008 Base Indenture.	001-31617	8-K	June 17, 2008	4.2
	(4) Second Supplemental Indenture, dated as of June 17, 2008, to the 2008 Base Indenture.	001-31617	8-K	October 1, 2012	10.4
	(5) Third Supplemental Indenture, dated as of June 17, 2008, to the 2008 Base Indenture.	001-31617	8-K	October 12, 2012	4.2
	(6) Fourth Supplemental Indenture, dated as of June 21, 2016, to the 2008 Base Indenture.	001-31617	10-K	May 23, 2018	4.6
	(7) Fifth Supplemental Indenture, dated as of November 10, 2016, to the 2008 Base Indenture.	001-31617	10-K	May 23, 2018	4.7
	(8) General Termination and Release, dated as of November 1, 2017, under the 2008 Base Indenture.	001-31617	10-K	May 23, 2018	4.8
	(9) Sixth Supplemental Indenture, dated as of December 18, 2017, to the 2008 Base Indenture.	001-31617	8-K	December 18, 2017	4.2
	(10)) †† Seventh Supplemental Indenture, dated as of September 11, 2019, to the 2008 Base Indenture.
	(11) Indenture, dated as of March 6, 2018, among Bristow Group Inc., the Subsidiary Guarantors named therein and the U.K. Bank National Association, as Trustee and Collateral Agent.	001-31617	8-K	March 6, 2018	4.1
	(12) First Supplemental Indenture, dated as of November 21, 2018, among Bristow Group Inc., the guarantors named therein and U.S. Bank National Association, as the trustee and collateral agent.	001-31617	8-K	November 23, 2018	4.2
	(13) Agreement of Resignation, Appointment and Acceptance, dated as of May 8, 2019, by and among Bristow Group Inc., Wilmington Trust, National Association, as successor trustee, and U.S. Bank National Association.	001-31617	10-Q	June 19, 2019	4.2

(10)	(1) Master Agreement dated December 12, 1996.	0-5232	8-K	January 3, 1997	2(1)
	(2) Supplemental Letter Agreement dated December 19, 1996 to the Master Agreement.	5-34191	13-D	April 23, 1997	2
	(3) Offshore Logistics, Inc. Deferred Compensation Plan. *	001-31617	10-K	June 8, 2004	10(18)
	(4) Form of Aircraft Lease agreement between CFS Air, LLC and Air Logistics, L.L.C. (a Schedule I has been filed as part of this exhibit setting forth certain terms omitted from the Form of the Aircraft Lease Agreement).	001-31617	10-Q	February 9, 2006	10.2

	Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(5) S-92 New Helicopter Sales Agreement dated as of May 19, 2006 between Bristow Group Inc. and Sikorsky Aircraft Corporation. +	001-31617	10-Q	August 8, 2006	10.1
(6) Form of Employee Nonqualified Stock Option Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	May 25, 2007	10.4
(7) Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	DEF 14A	June 21, 2013	A
(8) Common Stock Purchase Agreement.	001-31617	8-K	June 17, 2008	10.1
(9) Form of Outside Director Restricted Stock Unit Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	August 8, 2008	10.1
(10) Amendment to Form of Aircraft Lease agreement between CFS Air, LLC and Air Logistics, L.L.C.	001-31617	10-Q	November 5, 2008	10.2
(11) Líder Aviação Holding S.A. Shareholders Agreement dated May 26, 2009. +	001-31617	10-Q	August 6, 2009	10.1
(12) Indemnity Agreement.	001-31617	8-K	November 10, 2009	10.1
(13) Amendment No. 1 to 2007 Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	10-K	May 21, 2010	10.69
(14) Form of 2010 Stock Option Award Letter. *	001-31617	8-K	June 15, 2010	10.1
(15) Employment Agreement with Jonathan E. Baliff dated September 12, 2010. *	001-31617	8-K	September 16, 2010	10.1
(16) Indemnity Agreement with Stephen King.	001-31617	8-K	February 7, 2011	10.1
(17) Form of Outside Director Restricted Cash Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan.*	001-31617	8-K	August 5, 2011	10.1
(18) Form of 2012 Stock Option Award Letter. *	001-31617	8-K	May 25, 2012	10.1
(19) Form of Unanimous Shareholder Agreement, by and among Bristow Group Inc., Kenneth Norie, Cougar Helicopters Inc., and the other parties signatory thereto.	001-31617	8-K	October 4, 2012	10.1
(20) S-92 New Helicopter Sales Agreement dated as of November 7, 2012, between Bristow Group Inc. and Sikorsky Aircraft Corporation. +	001-31617	10-Q/A	April 8, 2013	10.1
(21) U.K. Search & Rescue Helicopter Service Contract dated as of March 26, 2013, between Bristow Helicopters and U.K. Department for Transport. +	001-31617	10-K/A	November 7, 2013	10.69
(22) Letter regarding treatment of unvested long-term incentive plan awards.	001-31617	10-Q	November 7, 2013	10.1
(23) Summary of Terms and Conditions of Nonqualified Stock Options Award. *	001-31617	8-K	June 10, 2014	10.1
(24) Bristow Group Inc. Management Severance Benefits Plan for U.S. Employees. *	001-31617	10-K	May 20, 2015	10.70
(25) Bristow Group Inc. Management Severance Benefits Plan for Non-U.S. Employees. *	001-31617	10-K	May 20, 2015	10.71
(26) Compensation Package for Mr. Miller dated as of August 14, 2015.	001-31617	8-K	August 17, 2015	10.1
(27) Stock Option Retention Award Letter for Mr. Miller dated August 14, 2015. *	001-31617	8-K	August 17, 2015	10.2
(28) Terms and Conditions of Nonqualified Stock Option Award. *	001-31617	8-K	June 9, 2016	10.1
(29) Summary of Terms and Conditions of Officer Restricted Stock Unit Award. *	001-31617	8-K	June 9, 2016	10.2

	Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(30) Summary of Terms and Conditions of Officer Performance Cash Award. *	001-31617	8-K	June 9, 2016	10.3
(31) Separation Agreement and Release in Full between the Company and K. Jeremy Akel, dated as of June 7, 2016.	001-31617	8-K	June 9, 2016	10.6
(32) Separation Agreement and Release in Full between Bristow Group Inc. and Hilary S. Ware, dated as of July 1, 2016.	001-31617	8-K	July 15, 2016	10.1
(33) Term Loan Credit Agreement, dated as of November 11, 2016, among Bristow U.S. Leasing LLC, the lenders from time to time party thereto and Lombard North Central Plc.	001-31617	8-K	November 14, 2016	10.1
(34) Term Loan Credit Agreement, dated as of November 11, 2016, among Bristow Aircraft Leasing Limited, the lenders from time to time party thereto and Lombard North Central Plc.	001-31617	8-K	November 14, 2016	10.2
(35) Term Loan Credit Agreement, dated as of February 1, 2017, among Bristow U.S. LLC, the several banks, other financial institutions and other lenders from time to time party thereto and Macquarie Bank Limited, as administrative agent and as security agent.	001-31617	8-K	February 2, 2017	10.1
(36) Terms and Conditions of Nonqualified Stock Option Award.	001-31617	8-K	June 16, 2017	10.1
(37) Summary of Terms and Conditions of Officer Restricted Stock Unit Award.	001-31617	8-K	June 16, 2017	10.2
(38) Summary of Terms and Conditions of Officer Performance Cash Award.	001-31617	8-K	June 16, 2017	10.3
(39) Bristow Group Inc. Fiscal Year 2018 Annual Incentive Compensation Plan.	001-31617	8-K	June 16, 2017	10.4
(40) Supplement to Bristow Group Inc. Fiscal Year 2018 Annual Incentive Compensation Plan.	001-31617	8-K	June 16, 2017	10.5
(41) Separation Agreement and Release in Full dated June 8, 2017 between the Company and Chet Akiri.	001-31617	8-K	June 30, 2017	10.1
(42) Separation Agreement and Release in Full dated June 8, 2017 between the Company and William Collins.	001-31617	8-K	July 6, 2017	10.1
(43) Credit Agreement, dated as of July 17, 2017.	001-31617	8-K	July 18, 2017	10.1
(44) Separation Agreement and Release in Full dated June 8, 2017 between the Company and E. Chipman Earle.	001-31617	8-K	July 18, 2017	10.1
(45) Letter Agreement, dated December 13, 2017, between Credit Suisse Capital LLC and the Company, regarding the Base Warrant Transactions (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 18, 2017).	001-31617	8-K	December 18, 2017	10.1
(46) Letter Agreement, dated December 13, 2017, between Barclays Bank PLC and the Company, regarding the Base Warrant Transactions (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 18, 2017).	001-31617	8-K	December 18, 2017	10.2
(47) Letter Agreement, dated December 13, 2017, between Citibank, N.A., and the Company, regarding the Base Warrant Transactions (incorporated herein by reference to Exhibit 10.3 to the Company Form 8-K filed on December 18, 2017).	001-31617	8-K	December 18, 2017	10.3
(48) Letter Agreement, dated December 13, 2017, between JPMorgan Chase Bank, National Association, and the Company, regarding the Base Warrant Transactions (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on December 18, 2017).	001-31617	8-K	December 18, 2017	10.4

	Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(49) Letter Agreement, dated December 13, 2017, between Credit Suisse Capital LLC and the Company, regarding the Base Note Hedge Transactions (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed on December 18, 2017).	001-31617	8-K	December 18, 2017	10.5
(50) Letter Agreement, dated December 13, 2017, between Barclays Bank PLC and the Company, regarding the Base Note Hedge Transactions (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K filed on December 18, 2017).	001-31617	8-K	December 18, 2017	10.6
(51) Letter Agreement, dated December 13, 2017, between Citibank, N.A., and the Company, regarding the Base Note Hedge Transactions (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 8-K filed on December 18, 2017).	001-31617	8-K	December 18, 2017	10.7
(52) Letter Agreement, dated December 13, 2017, between JPMorgan Chase Bank, National Association, and the Company, regarding the Base Note Hedge Transactions (incorporated herein by reference to Exhibit 10.8 to the Company’s Form 8-K filed on December 18, 2017).	001-31617	8-K	December 18, 2017	10.8
(53) Letter Agreement, dated December 14, 2017, between Credit Suisse Capital LLC and the Company, regarding the Additional Warrant Transactions (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 8-K filed on December 18, 2017).	001-31617	8-K	December 18, 2017	10.9
(54) Letter Agreement, dated December 14, 2017, between Barclays Bank PLC and the Company, regarding the Additional Warrant Transactions (incorporated herein by reference to Exhibit 10.10 to the Company’s Form 8-K filed on December 18, 2017).	001-31617	8-K	December 18, 2017	10.10
(55) Letter Agreement, dated December 14, 2017, between Citibank, N.A., and the Company, regarding the Additional Warrant Transactions (incorporated herein by reference to Exhibit 10.11 to the Company’s Form 8-K filed on December 18, 2017).	001-31617	8-K	December 18, 2017	10.11
(56) Letter Agreement, dated December 14, 2017, between JPMorgan Chase Bank, National Association, and the Company, regarding the Additional Warrant Transactions (incorporated herein by reference to Exhibit 10.12 to the Company’s Form 8-K filed on December 18, 2017).	001-31617	8-K	December 18, 2017	10.12
(57) Letter Agreement, dated December 14, 2017, between Credit Suisse Capital LLC and the Company, regarding the Additional Note Hedge Transactions (incorporated herein by reference to Exhibit 10.13 to the Company’s Form 8-K filed on December 18, 2017).	001-31617	8-K	December 18, 2017	10.13
(58) Letter Agreement, dated December 14, 2017, between Barclays Bank PLC and the Company, regarding the Additional Note Hedge Transactions (incorporated herein by reference to Exhibit 10.14 to the Company’s Form 8-K filed on December 18, 2017).	001-31617	8-K	December 18, 2017	10.14
(59) Letter Agreement, dated December 14, 2017, between Citibank, N.A., and the Company, regarding the Additional Note Hedge Transactions (incorporated herein by reference to Exhibit 10.15 to the Company’s Form 8-K filed on December 18, 2017).	001-31617	8-K	December 18, 2017	10.15
(60) Letter Agreement, dated December 14, 2017, between JPMorgan Chase Bank, National Association, and the Company, regarding the Additional Note Hedge Transactions (incorporated herein by reference to Exhibit 10.16 to the Company’s Form 8-K filed on December 18, 2017).	001-31617	8-K	December 18, 2017	10.16

	Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(61) ABL Facilities Agreement, dated April 17, 2018, among Bristow Norway AS, Bristow Helicopters Limited, the Company, Barclays Bank PLC and Credit Suisse AG, Cayman Islands Branch and the other lenders from time to time party thereto.	001-31617	8-K	April 23, 2018	10.1
(62) Summary of Terms and Conditions of Officer Nonqualified Stock Option Award.*	001-31617	8-K	June 8, 2018	10.1
(63) Summary of Terms and Conditions of Salary Grade 7 and Above Restricted Stock Unit Award.*	001-31617	8-K	June 8, 2018	10.2
(64) Summary of Terms and Conditions of Officer Performance Cash Award.*	001-31617	8-K	June 8, 2018	10.3
(65) Bristow Group Inc. Fiscal Year 2019 Annual Incentive Compensation Plan.*	001-31617	8-K	June 8, 2018	10.4
(66) Supplement to Bristow Group Inc. Fiscal Year 2019 Annual Incentive Compensation Plan.*	001-31617	8-K	June 8, 2018	10.5
(67) Deferred Compensation Plan of Bristow Group Inc., as amended and restated effective as of August 1, 2008.*	001-31617	10-Q	November 9, 2018	10.1
(68) Stockholders Agreement, dated as of November 9, 2018, by and among Bristow Group Inc. and the stockholders that are party to such agreement.	001-31617	8-K	November 9, 2018	10.1
(69) Commitment Letter, dated as of November 9, 2018, by and among Bristow Group Inc., Bear Acquisition I, LLC and Jefferies Finance LLC.	001-31617	8-K	November 9, 2018	10.2
(70) Commitment Letter, dated as of November 9, 2018, by and among Bristow Group Inc. and certain private investors.	001-31617	8-K	November 9, 2018	10.3
(71) Form of Subscription Agreement, Form A.	001-31617	8-K	November 9, 2018	10.4
(72) Form of Subscription Agreement, Form B.	001-31617	8-K	November 9, 2018	10.5
(73) Amendment, dated as of November 7, 2018, to ABL Facilities Agreement.	001-31617	8-K	November 14, 2018	10.1
(74) Securities Purchase Agreement, dated as of November 27, 2018, by and between Bristow Group Inc. and the purchasers listed therein.	001-31617	8-K	November 28, 2018	10.1
(75) First Amendment to the Bristow Group Inc. Deferred Compensation Plan, effective as of December 31, 2018.	001-31617	8-K	December 26, 2018	10.1
(76) Retirement and Consulting Agreement, dated as of February 11, 2019, between Bristow Group Inc. and Jonathan E. Baliff.	001-31617	8-K	February 12, 2019	10.2
(77) Amendment to ABL Facilities Agreement, effective as of February 19, 2019.	001-31617	8-K	February 19, 2019	10.1
(78) Waiver Letter, effective as of February 14, 2019, by and among Bristow Equipment Leasing Ltd., as borrower, Bristow Group Inc., as guarantor, and PK AirFinance S.à r.l., as agent and security trustee.	001-31617	8-K	March 18, 2019	10.1
(79) Limited Waiver, effective as of February 14, 2019, by and among Bristow U.S. LLC, as borrower, the lenders party thereto and Macquarie Bank Limited, as administrative agent.	001-31617	8-K	March 18, 2019	10.2
(80) Restructuring Support Agreement, dated May 10, 2019, by and among Bristow Group Inc., certain subsidiaries of Bristow Group Inc. party thereto and the holders of the 8.75% Senior Secured Notes due 2023 party thereto.	001-31617	8-K	May 13, 2019	10.1
(81) Term Loan Credit Agreement, dated May 10, 2019, by and among Bristow Group Inc. and Bristow Holdings Company Ltd. III, as borrowers, certain subsidiary guarantors party thereto, the lenders from time to time party thereto, and Ankura Trust Company, LLC, as administrative agent.	001-31617	8-K	May 13, 2019	10.2

	Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(82) Commitment Letter, dated May 10, 2019, by and among Bristow Group Inc., Bristow Holdings Company Ltd. III and the lenders party thereto.	001-31617	8-K	May 13, 2019	10.3
(83)†† Amendment No. 1 to Credit Agreement, dated June 6, 2019, by and among Bristow Group Inc. and Bristow Holdings Company Ltd. III, as borrowers, and the lenders from time to time party thereto.
(84) Amended and Restated Restructuring Support Agreement, dated June 27, 2019, by and among Bristow Group Inc., certain subsidiaries of Bristow Group Inc. party thereto and the holders of the 8.75% Senior Secured Notes due 2023, the 6.25% Senior Secured Notes due 2023, the 6.25% Senior Notes due 2022 and the 4.50% Convertible Senior Notes due 2023 party thereto.	001-31617	8-K	June 28, 2019	10.1
(85) Commitment Letter, dated June 27, 2019, by and among Bristow Group Inc., Bristow Holdings Company Ltd. III and the lenders party thereto.	001-31617	8-K	June 28, 2019	10.2
(86) First Amendment to Amended and Restated Restructuring Support Agreement, dated as of July 24, 2019, by and among Bristow Group Inc., certain subsidiaries of Bristow Group Inc. party thereto and the holders of the 8.75% Senior Secured Notes due 2023, the 6.25% Senior Notes due 2022 and the 4.50% Convertible Senior Notes due 2023 party thereto.	001-31617	8-K	July 26, 2019	10.1
(87) Backstop Commitment Agreement, dated as of July 24, 2019, among Bristow Group Inc. and the commitment parties party thereto.	001-31617	8-K	July 26, 2019	10.2

(88)†† Amendment No. 2 to Credit Agreement, dated August 22, 2019, by and among Bristow Group Inc. and Bristow Holdings Company Ltd. III, as borrowers, and Ankura Trust Company, LLC, as administrative agent.

(89)* †† Fiscal Year 2020 Performance Incentive Plan, dated August 22, 2019.
(90)* †† Fiscal Year 2020 Non-Executive Incentive Plan, dated August 22, 2019.
(91) Superpriority Secured Debtor-in-Possession Credit Agreement, dated as of August 26, 2019, among Bristow Group Inc., as lead borrower, Bristow Holdings Company Ltd. II, as co-borrower, the other debtors and guarantors party thereto, the financial institutions or other entities party thereto, and Ankura Trust Company, LLC, as administrative agent and collateral agent.	001-31617	8-K	August 28, 2019	10.1
(92) Amendment No. 3 to Credit Agreement, dated August 26, 2019, by and among Bristow Group Inc. and Bristow Holdings Company Ltd. III, as borrowers, the lenders from time to time party thereto, and Ankura Trust Company, LLC, as administrative agent.	001-31617	8-K	August 28, 2019	10.2
(93) Amendment No. 4 to Term Loan Credit Agreement, dated as of September 30, 2019, by and among Bristow Group Inc. and Bristow Holdings Company Ltd. III, as borrowers, the lenders from time to time party thereto, and Ankura Trust Company, LLC, as administrative agent.	001-31617	8-K	October 2, 2019	10.1
(94) Amendment No. 1 to Superpriority Secured Debtor-In-Possession Credit Agreement, dated as of September 30, 2019, by and among Bristow Group Inc. and Bristow Holdings Company Ltd. III, as borrowers, the lenders from time to time party thereto, and Ankura Trust Company, LLC, as administrative agent.	001-31617	8-K	October 2, 2019	10.2

	Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(95) Limited Waiver and Amendment to Backstop Commitment Agreement, dated as of September 30, 2019, among Bristow Group Inc. and the commitment parties party thereto.	001-31617	8-K	October 2, 2019	10.3
(96) Omnibus Agreement, dated as of October 3, 2019, among Bristow Equipment Leasing Ltd., as borrower, Bristow Group Inc., PK Transportation Finance Ireland Limited, as lender, PK AirFinance S.à r.l., in its capacity as agent, and PK AirFinance S.à r.l., in its capacity as security trustee.	001-31617	8-K	October 9, 2019	10.1

(21)†	Subsidiaries.
(24)†	Powers of Attorney.
(31.1)†	Certification of Chief Executive Officer.
(31.2)†	Certification of Chief Financial Officer.
(32.1)†	Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)†	Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99.1)
Joint Chapter 11 Plan of Reorganization, dated August 1, 2019 (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on August 2, 2019 (File Number 001-31617)).

(99.2)	Disclosure Statement, dated August 1, 2019 (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on August 2, 2019 (File Number 001-31617)).
(99.3)
Amended Joint Chapter 11 Plan of Reorganization, dated August 20, 2019 (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 26, 2019 (File No. 001-31617)).

(99.4)	Amended Disclosure Statement, dated August 20, 2019 (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on August 26, 2019 (File Number 001-31617)).
(99.5)
Order Confirming Amended Joint Chapter 11 Plan of Reorganization, dated October 8, 2019 (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 9, 2019 (File Number 001-31617)).

(99.6)
Amended Plan Supplement, filed with the Bankruptcy Court on October 2, 2019 (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 9, 2019 (File Number 001-31617)).

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

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas on the 28th day of October, 2019.

BRISTOW GROUP INC.

By: /s/ Brian J. Allman
Brian J. Allman Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the listed capacities on the 28th day of October, 2019.

/s/ L. Don Miller	President, Chief Executive Officer
L. Don Miller	and Director

/s/ Brian J. Allman	Senior Vice President and
Brian J. Allman	Chief Financial Officer

/s/ Chris Gillette	Chief Accounting Officer
Chris Gillette

*	Director
Thomas N. Amonett

*	Director
Gaurdie E. Banister, Jr.

*	Director
Lori A. Gobillot

*	Director
Ian A. Godden

*	Director
A. William Higgins

*	Chairman of the Board and Director
Thomas C. Knudson

*	Director
Biggs C. Porter

/s/ Victoria Lazar
* By: Victoria Lazar (Attorney-in-Fact)