Form 10-Q
period 2019-06-30
Bristow Group Inc
filed 2019-12-27
CIK 73887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
(713) 267-7600

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
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
☐ Yes ☑ No
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☑ Yes ☐ No
Pursuant to an Amended Joint Plan of Reorganization (as modified, the “Plan”), Bristow Group Inc.’s existing common stock, par value $0.01 (the “Existing Common Stock”) was cancelled as of October 31, 2019. On October 31, 2019, Bristow Group Inc. issued common stock, par value $0.0001 (the “New Common Stock”), and preferred stock, par value $0.0001 (the “New Preferred Stock”), under the Plan pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended, under Section 1145 of Chapter 11 of Title 11 of the United States Code and Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder. As of November 30, 2019, there were 11,235,535 shares of New Common Stock outstanding and 6,824,582 shares of New Preferred Stock outstanding.

BRISTOW GROUP INC.
INDEX — FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements.
BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,
	2019	2018

	(Unaudited) (In thousands, except per share amounts)
Revenue:
Operating revenue from non-affiliates	$304,130	$338,466
Operating revenue from affiliates	12,446	11,295
Reimbursable revenue from non-affiliates	16,600	16,907
	333,176	366,668
Operating expense:
Direct cost	257,759	280,051
Reimbursable expense	16,134	15,904
Prepetition restructuring charges	13,476	—
Depreciation and amortization	31,339	30,941
General and administrative	34,770	40,101
	353,478	366,997

Loss on disposal of assets	(3,787)	(1,678)
Earnings from unconsolidated affiliates, net of losses	2,347	(1,547)
Operating loss	(21,742)	(3,554)

Interest expense, net	(26,321)	(27,144)
Reorganization items	(76,356)	—
Loss on sale of subsidiaries	(56,303)	—
Other expense, net	(3,873)	(3,950)
Loss before benefit for income taxes	(184,595)	(34,648)
Benefit for income taxes	15,507	2,851
Net loss	(169,088)	(31,797)
Net income attributable to noncontrolling interests	(158)	(67)
Net loss attributable to Bristow Group	$(169,246)	$(31,864)

Loss per common share:
Basic	$(4.71)	$(0.89)
Diluted	$(4.71)	$(0.89)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended June 30,
	2019	2018

	(Unaudited) (In thousands)
Net loss	$(169,088)	$(31,797)
Other comprehensive loss:
Currency translation adjustments	16,899	(29,033)
Unrealized gain on cash flow hedges, net of tax benefit of zero and $0.3 million, respectively	474	1,348
Total comprehensive loss	(151,715)	(59,482)

Net income attributable to noncontrolling interests	(158)	(67)
Currency translation adjustments attributable to noncontrolling interests	(11)	(139)
Total comprehensive income attributable to noncontrolling interests	(169)	(206)
Total comprehensive loss attributable to Bristow Group	$(151,884)	$(59,688)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2019	March 31, 2019
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$172,534	$178,055
Restricted cash	3,234	—
Accounts receivable from non-affiliates	213,515	203,631
Accounts receivable from affiliates	13,558	13,160
Inventories	114,997	121,308
Assets held for sale	1,675	5,350
Prepaid expenses and other current assets	42,803	44,009
Total current assets	562,316	565,513
Investment in unconsolidated affiliates	120,494	118,203
Property and equipment – at cost:
Land and buildings	241,737	244,273
Aircraft and equipment	2,427,435	2,497,622
	2,669,172	2,741,895
Less – Accumulated depreciation and amortization	(894,350)	(907,715)
	1,774,822	1,834,180
Right-of-use assets	187,961	—
Goodwill	18,212	18,436
Other assets	104,150	116,267
Total assets	$2,767,955	$2,652,599

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$85,894	$99,573
Accrued wages, benefits and related taxes	34,834	48,151
Income taxes payable	11,762	3,646
Other accrued taxes	6,932	6,729
Deferred revenue	7,917	11,932
Accrued maintenance and repairs	25,788	24,337
Accrued interest	11,201	17,174
Current portion of operating lease liabilities	90,946	—
Other accrued liabilities	32,773	38,679
Short-term borrowings and current maturities of long-term debt	892,092	1,418,630
Total current liabilities	1,200,139	1,668,851
Long-term debt, less current maturities	75,789	8,223
Accrued pension liabilities	22,472	25,726
Other liabilities and deferred credits	8,080	26,229
Deferred taxes	84,075	111,203
Long-term operating lease liabilities	103,567	—
Total liabilities not subject to compromise	1,494,122	1,840,232
Liabilities subject to compromise	617,991	—
Total liabilities	2,112,113	1,840,232
Commitments and contingencies (Note 8)
Stockholders’ investment:
Common stock, $.01 par value, authorized 90,000,000; outstanding: 35,918,916 as of June 30 and March 31 (exclusive of 1,291,441 treasury shares)	386	386
Additional paid-in capital	862,844	862,020
Retained earnings	286,352	455,598
Accumulated other comprehensive loss	(310,627)	(327,989)
Treasury shares, at cost (2,756,419 shares)	(184,796)	(184,796)
Total Bristow Group stockholders’ investment	654,159	805,219
Noncontrolling interests	1,683	7,148
Total stockholders’ investment	655,842	812,367
Total liabilities and stockholders’ investment	$2,767,955	$2,652,599
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three Months Ended June 30,
	2019		2018

	(Unaudited) (In thousands)
Cash flows from operating activities:
Net loss	$(169,088)		$(31,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,339		30,941
Deferred income taxes	(19,115)		(6,776)
Write-off of deferred financing fees	2,625		—
Discount amortization on long-term debt	850		1,510
Reorganization items	60,853		—
Loss on disposal of assets	3,787		1,678
Loss on sale of subsidiaries	56,303	—	—
Deferral of lease payments	285		1,568
Stock-based compensation	824		1,692
Equity in earnings from unconsolidated affiliates less than (in excess of) dividends received	(697)		2,957
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(19,856)		(19,833)
Inventories	968		(1,496)
Prepaid expenses and other assets	(4,720)		(1,729)
Accounts payable	2,621		3,385
Accrued liabilities	26,394		(21,845)
Other liabilities and deferred credits	(10,135)		(4,374)
Net cash used in operating activities	(36,762)		(44,119)
Cash flows from investing activities:
Capital expenditures	(7,439)		(8,895)
Proceeds from asset dispositions	3,204		7,774
Cash transferred in sale of subsidiaries, net of cash received	(22,878)		—
Net cash used in investing activities	(27,113)		(1,121)
Cash flows from financing activities:
Proceeds from borrowings	75,585		387
Debt issuance costs	(10,016)		(2,378)
Repayment of debt	(5,821)		(14,194)
Partial prepayment of put/call obligation	—		(14)
Issuance of common stock	—		2,830
Repurchases for tax withholdings on vesting of equity awards	—		(1,484)
Net cash provided by (used in) financing activities	59,748		(14,853)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,840		(3,580)
Net decrease in cash, cash equivalents and restricted cash	(2,287)		(63,673)
Cash, cash equivalents and restricted cash at beginning of period	178,055		380,223
Cash, cash equivalents and restricted cash at end of period	$175,768		$316,550
Cash paid during the period for:
Interest	$9,939		$24,628
Income taxes	$4,413		$5,648
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Investment
(Unaudited)
(In thousands, except share amounts)

	Total Bristow Group Stockholders’ Investment
	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Investment
March 31, 2019	$386	35,918,916	$862,020	$455,598	$(327,989)	$(184,796)	$7,148	$812,367
Issuance of common stock	—	—	824	—	—	—	—	824
Sale of subsidiaries	—	—	—	—	—	—	(5,612)	(5,612)
Currency translation adjustments	—	—	—	—	—	—	(11)	(11)
Net income (loss)	—	—	—	(169,246)	—	—	158	(169,088)
Other comprehensive income	—	—	—	—	17,362	—	—	17,362
June 30, 2019	$386	35,918,916	$862,844	$286,352	$(310,627)	$(184,796)	$1,683	$655,842

	Total Bristow Group Stockholders’ Investment
	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Investment
March 31, 2018	$382	35,526,625	$852,565	$794,191	$(286,094)	$(184,796)	$7,253	$1,183,501
Adoption of new accounting guidance (1)	—	—	—	(1,746)	—	—	—	(1,746)
Issuance of common stock	3	238,650	4,261	—	—	—	—	4,264
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(14)	(14)
Currency translation adjustments	—	—	—	—	—	—	(139)	(139)
Net income (loss)	—	—	—	(31,864)	—	—	67	(31,797)
Other comprehensive loss	—	—	—	—	(27,824)	—	—	(27,824)
June 30, 2018	$385	35,765,275	$856,826	$760,581	$(313,918)	$(184,796)	$7,167	$1,126,245
_____________

(1)
Cumulative-effect adjustment upon the adoption of new accounting guidance related to current and deferred income taxes for intra-entity transfer of assets other than inventory. For further details, see Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — BASIS OF PRESENTATION, CONSOLIDATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The condensed consolidated financial statements include the accounts of Bristow Group Inc. and its consolidated entities (“Bristow Group”, the “Company”, “we”, “us”, or “our”) after elimination of all significant intercompany accounts and transactions. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ending March 31, 2020 is referred to as “fiscal year 2020”. Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), the information contained in the following notes to condensed consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and related notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019 (the “fiscal year 2019 Financial Statements”). Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the entire fiscal year.
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated balance sheet of the Company as of June 30, 2019, the consolidated statements of operations and comprehensive loss for the three months ended June 30, 2019 and 2018, the consolidated cash flows for the three months ended June 30, 2019 and 2018, and the consolidated statements of changes in stockholders’ investment for the three months ended June 30, 2019 and 2018.
Bankruptcy and Restructuring Support Agreement
On May 11, 2019 (the “Petition Date”), Bristow Group Inc. and certain of its subsidiaries: BHNA Holdings Inc., Bristow Alaska Inc., Bristow Helicopters Inc., Bristow U.S. Leasing LLC, Bristow U.S. LLC, BriLog Leasing Ltd. and Bristow Equipment Leasing Ltd. (together, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The Debtors’ Chapter 11 Cases were jointly administered under the caption In re: Bristow Group Inc., et al., Main Case No. 19-32713. During the pendency of the Chapter 11 Cases, the Debtors continued to operate their businesses and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
On May 10, 2019, we entered into a restructuring support agreement (the “Initial RSA”) with (i) certain holders of the Company’s 8.75% Senior Secured Notes due 2023 (the “8.75% Senior Secured Notes”) and (ii) the guarantors of the 8.75% Senior Secured Notes (the “Secured Guarantors”), to support a restructuring of the Company (the “Restructuring”). On June 27, 2019, we entered into an amendment and restatement of the Initial RSA and on July 24, 2019, we entered into a second amendment and restatement thereof (as so amended and restated, the “Second Amended RSA”), with a group of holders representing approximately 99.3% of the 8.75% Senior Secured Notes (the “Supporting Secured Noteholders”), the Secured Guarantors and a group of holders representing approximately 73.6% (together with the Supporting Secured Noteholders, the “Supporting Noteholders”) of the 6¼% Senior Notes due 2022 (the “6¼% Senior Notes”) and the 4½% Convertible Senior Notes due 2023 (the “4½% Convertible Senior Notes”) combined (together, the “Unsecured Notes”). The Second Amended RSA contemplated implementation of the Restructuring on the amended terms set forth in the term sheet contained in an exhibit to the Second Amended RSA (the “Restructuring Term Sheet”) pursuant to a Chapter 11 plan of reorganization and the various related transactions set forth in or contemplated by the Restructuring Term Sheet, the term sheet for the DIP Credit Agreement (as defined herein) and the other restructuring documents attached to the Second Amended RSA.
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
The effective date of the Amended Plan (the “Effective Date”) occurred on October 31, 2019.

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Bankruptcy Accounting
The condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business and reflect the application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations (“ASC 852”). ASC 852 requires that the financial statements, for periods subsequent to the filing of the Chapter 11 Cases, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that are realized or incurred in the bankruptcy proceedings are recorded in reorganization items on our condensed consolidated statements of operations. In addition, prepetition unsecured and under-secured obligations that may be impacted by the bankruptcy reorganization process have been classified as liabilities subject to compromise on our condensed consolidated balance sheet as of June 30, 2019. As of June 30, 2019, these liabilities were reported at the amounts expected to be allowed as claims by the Bankruptcy Court, although some were subsequently settled for less. Where there was uncertainty about whether a secured claim would be paid or impaired pursuant to the Chapter 11 Cases, we classified the entire amount of the claim as an outstanding liability subject to compromise as of June 30, 2019. For specific discussion on balances of liabilities subject to compromise and reorganization items, see Note 2.
The accompanying condensed consolidated financial statements do not purport to reflect or provide for the consequences of the Chapter 11 Cases. In particular, the condensed consolidated financial statements do not purport to show: (i) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (ii) the full amount of prepetition liabilities that may be allowed for claims or contingencies, or the status and priority thereof; (iii) the effect on stockholders’ investment accounts of any changes that may be made to our capitalization; or (iv) the effect on operations of any changes that may be made to our business.
Going Concern
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

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Foreign Currency
During the three months ended June 30, 2019 and 2018, our primary foreign currency exposure was to the British pound sterling, the euro, the Australian dollar, the Norwegian kroner and the Nigerian naira. The value of these currencies has fluctuated relative to the U.S. dollar as indicated in the following table:

	Three Months Ended June 30,
	2019	2018
One British pound sterling into U.S. dollars
High	1.32	1.43
Average	1.29	1.36
Low	1.25	1.31
At period-end	1.27	1.32
One euro into U.S. dollars
High	1.14	1.24
Average	1.12	1.19
Low	1.11	1.16
At period-end	1.14	1.17
One Australian dollar into U.S. dollars
High	0.72	0.78
Average	0.70	0.76
Low	0.69	0.73
At period-end	0.70	0.74
One Norwegian kroner into U.S. dollars
High	0.1179	0.1290
Average	0.1157	0.1247
Low	0.1139	0.1209
At period-end	0.1173	0.1227
One Nigerian naira into U.S. dollars
High	0.0028	0.0028
Average	0.0028	0.0028
Low	0.0028	0.0028
At period-end	0.0028	0.0028
_____________
Source: FactSet
Other income (expense), net, in our condensed consolidated statements of operations includes foreign currency transaction losses of $2.9 million and $3.0 million for the three months ended June 30, 2019 and 2018, respectively. Transaction gains and losses represent the revaluation of monetary assets and liabilities from the currency that will ultimately be settled into the functional currency of the legal entity holding the asset or liability. The most significant items revalued are denominated in U.S. dollars on entities with British pound sterling and Nigerian naira functional currencies and denominated in British pound sterling on entities with U.S. dollar functional currencies, with transaction gains or losses primarily resulting from the strengthening or weakening of the U.S. dollar versus those other currencies.

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Our earnings from unconsolidated affiliates, net of losses, are also affected by the impact of changes in foreign currency exchange rates on the reported results of our unconsolidated affiliates. During the three months ended June 30, 2019 and 2018, earnings from unconsolidated affiliates, net of losses, decreased by $0.1 million and $2.6 million, respectively, as a result of the impact of changes in foreign currency exchange rates on the earnings of our unconsolidated affiliates, primarily the impact of changes in the Brazilian real to U.S. dollar exchange rate on earnings for our affiliate in Brazil. The value of the Brazilian real has fluctuated relative to the U.S. dollar as indicated in the following table:

	Three Months Ended June 30,
	2019	2018
One Brazilian real into U.S. dollars
High	0.2620	0.3020
Average	0.2552	0.2778
Low	0.2434	0.2571
At period-end	0.2609	0.2599
_____________
Source: FactSet
We estimate that the fluctuation of currencies versus the same period in the prior fiscal year had the following effect on our financial condition and results of operations (in thousands):

Three Months Ended June 30, 2019
Revenue	$(12,603)
Operating expense	10,830
Earnings from unconsolidated affiliates, net of losses	2,478
Other income (expense), net	99
Income before provision for income taxes	804
Provision for income taxes	(630)
Net income	174
Cumulative translation adjustment	16,888
Total stockholders’ investment	$17,062
Interest Expense, Net
During the three months ended June 30, 2019 and 2018, interest expense, net consisted of the following (in thousands):

	Three Months Ended June 30,
	2019	2018
Interest income	$387	$179
Interest expense	(26,708)	(27,323)
Interest expense, net	$(26,321)	$(27,144)

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Restricted Cash
As of June 30, 2019, restricted cash consisted of $3.2 million related to Norway withholding taxes.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

	June 30, 2019	March 31, 2019

	(In thousands)
Reconciliation of cash, cash equivalents and restricted cash as shown in the statements of cash flows:
Cash and cash equivalents	$172,534	$178,055
Restricted cash	3,234	—
Total cash, cash equivalents and restricted cash	$175,768	$178,055
Accounts Receivable
As of June 30 and March 31, 2019, the allowance for doubtful accounts for non-affiliates was $0.8 million and $1.6 million, respectively. There were no allowances for doubtful accounts related to accounts receivable due from affiliates as of June 30 and March 31, 2019. The allowance for doubtful accounts for non-affiliates as of June 30, 2019 and March 31, 2019 primarily relates to amounts due from a customer in Australia.
Inventories
As of June 30 and March 31, 2019, inventories were net of allowances of $19.1 million and $19.4 million, respectively.
Prepaid Expenses and Other Current Assets
As of June 30 and March 31, 2019, prepaid expenses and other current assets included the short-term portion of contract acquisition and pre-operating costs totaling $9.6 million and $9.8 million, respectively, related to the search and rescue (“SAR”) contracts in the U.K. and two customer contracts in Norway, which are recoverable under the contracts and will be expensed over the terms of the contracts. For the three months ended June 30, 2019 and 2018, we expensed $2.4 million and $2.7 million, respectively, related to these contracts.
Goodwill
Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Goodwill has an indefinite useful life and is not amortized, but is assessed for impairment annually or when events or changes in circumstances indicate that a potential impairment exists.
Goodwill of $18.2 million and $18.4 million as of June 30 and March 31, 2019, respectively, related to our Asia Pacific reporting unit was as follows (in thousands):

March 31, 2019	$18,436
Foreign currency translation	(224)
June 30, 2019	$18,212

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Other Assets
The long-term portion of intangible assets and intangible assets with indefinite lives are included within other assets. Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values. The Capiteq Limited, operating under the name Airnorth, acquisition included in our Asia Pacific region, resulted in intangible assets for customer relationships and trade name and trademarks. Intangible assets by type not fully amortized were as follows (in thousands):

	Customer relationships	Trade name and trademarks	Total

	Gross Carrying Amount
March 31, 2019	$2,143	$331	$2,474
Foreign currency translation	(15)	(4)	(19)
June 30, 2019	$2,128	$327	$2,455

	Accumulated Amortization
March 31, 2019	$(1,070)	$—	$(1,070)
Amortization expense	(39)	—	(39)
June 30, 2019	$(1,109)	$—	$(1,109)

Weighted average remaining contractual life, in years	6.5	*	6.5
_____________

*	Trade name and trademarks relating to Airnorth were determined to have indefinite useful lives and therefore were not amortized, but instead are tested for impairment on an annual basis.
Future amortization expense of intangible assets for each of the years ending March 31 is as follows (in thousands):

2020	$117
2021	156
2022	156
2023	156
2024	156
Thereafter	605
$1,346
In addition to the other intangible assets described above, other assets included the long-term portion of contract acquisition and pre-operating costs totaling $34.0 million and $37.1 million, respectively, as of June 30 and March 31, 2019, related to the SAR contracts in the U.K. and two customer contracts in Norway, which are recoverable under the contracts and will be expensed over the terms of the contracts.
Property and Equipment
During the three months ended June 30, 2019 and 2018, we made capital expenditures as follows:

	Three Months Ended June 30,
	2019	2018

Capital expenditures (in thousands):
Aircraft and equipment	$6,688	$8,337
Land and buildings	751	558
Total capital expenditures	$7,439	$8,895

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

As of December 31, 2018, we revised the salvage values of certain aircraft to reflect our expectation of future sales values given our disposal plans for those aircraft. We recorded additional depreciation expense of $1.4 million during the three months ended June 30, 2019 and expect to record additional depreciation expense of $1.4 million during the remainder of fiscal year 2020.
The following table presents details on the property and equipment sold or disposed of during the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018

	(In thousands, except for number of aircraft)
Number of aircraft sold or disposed of	2	3
Proceeds from sale or disposal of assets (1)	$3,204	$7,774
Loss from sale or disposal of assets (2)	$3,787	$1,678
_____________

(1)	Includes proceeds received for sale of property and equipment (including aircraft) during each period.

(2)
Included in loss on disposal of assets on our condensed consolidated statements of operations. Includes gain (loss) for sale or disposal of property and equipment (including aircraft) during each period.

OEM Cost Recoveries
During fiscal year 2018, we reached agreements with original equipment manufacturers (“OEM”) to recover approximately $136.0 million related to ongoing aircraft issues, of which $125.0 million was realized during fiscal year 2018 and $11.0 million was recovered during the three months ended June 30, 2018. To reflect the amount realized from these OEM cost recoveries during fiscal year 2018, we recorded a $94.5 million decrease in the carrying value of certain aircraft in our fleet through a decrease in property and equipment – at cost, reduced rent expense by $16.6 million and recorded a deferred liability of $13.9 million, included in other accrued liabilities and other liabilities and deferred credits, related to a reduction in rent expense to be recorded in future periods, of which $1.0 million and $3.5 million was recognized during the three months ended June 30, 2019 and 2018 and $3.4 million was recognized during the nine months ended March 31, 2019. We determined the realized portion of the cost recoveries related to a long-term performance issue with the aircraft, requiring a reduction of carrying value for owned aircraft and a reduction in rent expense for leased aircraft. During the three months ended June 30, 2019, we returned the remaining four leased aircraft and recognized all of the remaining deferred liability related to the leased aircraft of $6.0 million as a reduction in rent expense. For the owned aircraft, we allocated the $94.5 million as a reduction in carrying value by reducing the historical acquisition value of each affected aircraft on a pro-rata basis utilizing the historical acquisition value of the aircraft.
During the three months ended June 30, 2018, we recovered the remaining $11.0 million in OEM cost recoveries by agreeing to net certain amounts previously accrued for aircraft leases and capital expenditures against those recoveries. During the three months ended June 30, 2018, we recorded a $7.6 million increase in revenue and a $1.1 million decrease in direct cost. We realized the remaining $2.3 million recovery during fiscal year 2019. The increase in revenue relates to compensation for lost revenue in prior periods from the late delivery of aircraft and the decreases in direct cost over fiscal year 2019 relate to prior costs we have incurred and future costs we expect to incur.

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Other Accrued Liabilities
Other accrued liabilities of $32.8 million and $38.7 million as of June 30 and March 31, 2019, respectively, includes the following:

	June 30, 2019	March 31, 2019

	(In thousands)
Accrued lease costs	$1,291	$6,017
Deferred OEM cost recovery	—	3,997
Accrued legal and professional fees	10,054	3,070
Accrued property and equipment	709	997
Deferred gain on sale leasebacks	919	1,305
Other operating accruals	19,800	14,437
Eastern Airways other accrued liabilities(1)	—	8,856
	$32,773	$38,679
_____________

(1)	Eastern Airways was sold on May 10, 2019.
Loss on Sale of Subsidiaries
Loss on sale of subsidiaries includes the following for the three months ended June 30, 2019 (in thousands):

Sale of Eastern Airways	$46,852
Sale of Aviashelf and Bristow Helicopters Leasing Limited	9,451
$56,303
Eastern Airways
Bristow Helicopters Limited (“Bristow Helicopters”), a subsidiary of Bristow Group, together with its legal and financial advisors, pursued various transactions to exit the Eastern Airways business, which made negative contributions to our operating income in each of the last three fiscal years, including pursuing a sales process with several third parties over an extended period. On May 10, 2019, Bristow Helicopters completed the sale of all of the shares of Eastern Airways to Orient Industrial Holdings Limited (“OIHL”), an entity affiliated with Mr. Richard Lake, a director of Bristow Helicopters, pursuant to a Sale and Purchase Agreement (the “EAIL Purchase Agreement”). Pursuant to the EAIL Purchase Agreement and related agreements, Bristow Helicopters contributed approximately £17.1 million to Eastern Airways as working capital, OIHL acquired Eastern Airways, Bristow Helicopters retained its controlling ownership of the shares in Humberside International Airport Limited that it previously held through Eastern Airways. Certain intercompany balances between Bristow Helicopters and Eastern Airways were also written off. As a result of the transaction, OIHL now owns and operates Eastern Airways, which had previously operated as a separate unit within Bristow Group, and Bristow Helicopters maintains its controlling interest in Humberside Airport, from which Bristow Helicopters provides U.K. SAR services.
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
The loss on the sale of Eastern Airways for the three months ended June 30, 2019 of $46.9 million includes the write-off of net assets of $35.0 million and write-off of cumulative translation adjustment of $11.9 million.

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Aviashelf and Bristow Helicopters Leasing Limited
As of March 31, 2019, Bristow Aviation Holdings Limited (“Bristow Aviation”) had an indirect 48.5% interest in Aviashelf Aviation Co. (“Aviashelf”), a Russian helicopter company. Additionally, we owned 60% of two U.K. joint venture companies, Bristow Helicopters Leasing Limited (“BHLL”) and Sakhalin Bristow Air Services Ltd. These two U.K. companies lease aircraft to Aviashelf which held the client contracts for our Russian operations. Aviashelf was consolidated based on the ability of certain consolidated subsidiaries of Bristow Aviation to control the vote on a majority of the shares of Aviashelf, rights to manage the day-to-day operations of the company which were granted under a shareholders’ agreement, and our ability to acquire an additional 8.5% interest in Aviashelf under a put/call option agreement. In April 2019, we sold our 60% ownership interest in BHLL for $1.4 million. In June 2019, we sold our 48.5% ownership interest in Aviashelf for $2.6 million. The loss on the sale of Aviashelf and BHLL for the three months ended June 30, 2019 of $9.5 million includes the loss on sale of net assets of $2.3 million and write-off of cumulative translation adjustment of $7.2 million.
In August 2019, we exercised our call option to acquire an 8.5% interest in Aviashelf and subsequently sold that interest for $0.4 million.
Recent Accounting Pronouncements
We consider the applicability and impact of all accounting standard updates (“ASUs”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.
Adopted
In February 2016, the FASB issued accounting guidance Accounting Standard Codification (“ASC”) 842 which amends ASC 840 the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. Additionally, ASC 842 requires a modified retrospective transition approach for all leases existing at, or entered into after the date of initial application, with an option to use certain transition relief. The guidance was updated in March 2018 to include an amendment that would allow us to consider the beginning of the period of adoption as the effective date of initial application of the standard. We implemented this accounting standard with an effective date of April 1, 2019. Based on the FASB transition guidance, we do not have to apply the disclosure requirement to periods prior to adoption. We elected the package of practical expedients to not re-evaluate existing lease contracts or lease classifications and therefore will not make changes to those leases already recognized on the consolidated balance sheet under ASC 840 until the leases are fully amortized, amended, or modified. In addition, we did not reassess initial direct costs for any existing leases and elected the short-term lease exception provided for in the standard and therefore will only recognize right-of-use assets and lease liabilities for leases with a term greater than one year.  We elected the practical expedient to not separate lease and non-lease components for all asset classes.
We completed a system implementation and have updated our accounting policies to meet the standard’s requirements. On April 1, 2019, our adoption of this accounting standard resulted in recording on our condensed consolidated balance sheet right-of-use assets of $281.0 million and an increase in lease liabilities of $285.3 million with no material impact on our consolidated statements of operations and consolidated statements of cash flows. For further information on leases, see Note 9.
In February 2018, the FASB issued new accounting guidance on income statement reporting of comprehensive income, specifically pertaining to reclassification of certain tax effects from accumulated other comprehensive income to retained earnings. This pronouncement is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2018, with early adoption permitted. We adopted this accounting guidance on April 1, 2019. We did not elect to reclassify certain tax effects from accumulated other comprehensive income to retained earnings.
In June 2018, the FASB issued an amendment to the accounting guidance related to accounting for employee share-based payments which clarifies that an entity should recognize excess tax benefits in the period in which the amount of the deduction is determined. This amendment is effective for annual periods beginning after December 15, 2018, and is applied prospectively to changes in terms or conditions of awards occurring on or after the adoption date. We adopted this accounting guidance on April 1, 2019 with no impact to our financial statements.
Not Yet Adopted
In August 2018, the FASB modified the disclosure requirements on fair value measurements. The amendment modifies, removes, and adds several disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

amendment is effective for fiscal years ending after December 15, 2021 for public business entities and early adoption is permitted. We have not yet adopted this accounting guidance and are currently evaluating the effect this accounting guidance will have on our disclosure requirements.
In August 2018, the FASB modified disclosure requirements for employers that sponsor defined benefit pension plans. Certain disclosure requirements were removed and certain disclosure requirements were added. The amendment also clarifies disclosure requirements for projected benefit obligation and accumulated benefit obligation in excess of respective plan assets. The amendment is effective beginning in our fiscal year 2021 financial statements and early adoption is permitted. We have not yet adopted this accounting guidance and are currently evaluating the effect this accounting guidance will have on our disclosure requirements.
In August 2018, the FASB issued new accounting guidance that addresses the accounting for implementation costs associated with a hosted service. The guidance provides that implementation costs be evaluated for capitalization using the same criteria as that used for internal-use software development costs, with amortization expense being recorded in the same income statement expense line as the hosted service costs and over the expected term of the hosting arrangement. The amendment is effective beginning in our fiscal year 2021 financial statements and early adoption is permitted. The guidance will be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We have not yet adopted this accounting guidance and are currently evaluating the effect this accounting guidance will have on our financial statements.
In October 2018, the FASB amended the guidance for determining whether a decision-making fee is a variable interest. The amendments require organizations to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety (as currently required in generally accepted accounting principles). Therefore, these amendments likely will result in more decision makers not consolidating VIEs. This amendment is effective beginning in our fiscal year 2021 financial statements and early adoption is permitted. We have not yet adopted this accounting guidance and are currently evaluating the effect this accounting guidance will have on our disclosure requirements.

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — BANKRUPTCY AND RELATED MATTERS
Fiscal Year 2020 Incentive Plans
Key Employee Incentive Plans
In connection with the Chapter 11 Cases, the Compensation Committee of the Board of Directors of the Company (the “Board”) adopted on behalf of the Company an Executive Key Employee Incentive Plan (the “Executive KEIP”) and a Non-Executive Key Employee Incentive Plan (“Non-Executive KEIP”), each approved by the Bankruptcy Court on August 22, 2019. The Executive KEIP is designed to incentivize ten of the Company’s senior executives by providing a total potential cash award pool of approximately $3.1 million at threshold, $6.1 million at target and up to $12.3 million for exceeding target, and is contingent upon achievement of certain financial targets and safety metrics, and the timing of confirmation of the Amended Plan by the Bankruptcy Court. The Non-Executive KEIP is designed to enhance retention of up to 183 other non-insider employees and provides a total potential cash award pool of approximately $7.7 million at threshold, $10.3 million at target and up to $15.4 million for exceeding target, with 50 percent of the payment contingent upon achievement of certain financial targets and safety metrics, and 50 percent of the payment being based on continued employment with the Company. The payments for the Executive KEIP will be made quarterly with the first payment made in October 2019. The payments for the Non-Executive KEIP will be made quarterly with the first payment made in October 2019.
Management Incentive Plan
Effective as of the Effective Date, the Compensation Committee of the Board adopted the 2019 Management Incentive Plan (the “MIP”). The MIP is an equity-based compensation plan for directors, officers and participating employees and other service providers of the Company and its affiliates, pursuant to which the Company may issue awards covering shares of the new common stock, par value $0.0001 (the “New Common Stock”), and new preferred stock, par value $0.0001 (the “New Preferred Stock” and, together with the New Common Stock, the “New Stock”), of the Company, as reorganized pursuant to the Amended Plan (the “Reorganized Company”). As adopted, the share reserve of the MIP was initially comprised of 473,218 shares of New Common Stock and 284,358 shares of New Preferred Stock, representing in the aggregate 4.0% of our outstanding New Stock on a fully diluted basis. On December 6, 2019, the Board approved an increase to the share reserve of the MIP, bringing the total share reserve to 699,890 shares of New Common Stock and 323,664 shares of New Preferred Stock, which represents in the aggregate 5.0% of our outstanding New Stock on a fully diluted basis.
Severance Plan and Participation Agreements
Effective as of the Effective Date, the Company adopted the Amended and Restated 2019 Management Severance Benefits Plan for U.S. Employees (the “Severance Plan”), which provides severance benefits to certain key employees, which are categorized into five “tiers” based on job title or job grade level, including L. Don Miller (President and Chief Executive Officer), who is a Tier 1 participant, and each of Brian J. Allman (Senior Vice President and Chief Financial Officer), Robert Phillips (Senior Vice President, Americas), Alan Corbett (Senior Vice President, EAMEA) and Victoria Lazar (Senior Vice President, General Counsel and Corporate Secretary), all of whom are Tier 2 participants (collectively, the “Specified Officers”) and those with a title of Vice President being Tier 3 participants. Each of the Tier 1, Tier 2 and Tier 3 participants will also be required to enter into a separate participation agreement to the Severance Plan (a “Participation Agreement”), which provides for certain enhanced benefits and imposes additional requirements in addition to the terms of the Severance Plan.
The Severance Plan provides participants with severance benefits in the event of a termination by the Company without Cause (as defined therein) or, in the case of Tier 1 through 3 participants, by the participant for Good Reason (as defined therein) (each, a “Qualifying Termination”), with such severance benefits consisting of the following for the Specified Officers: (i) cash severance in the form of continued base salary payments for 24 months (Tier 1 participant) or 12 months (Tier 2 participant) post-termination; (ii) subsidized COBRA coverage for 18 months post-termination (both Tier 1 and 2 participants); (iii) outplacement services for 12 months post-termination (both Tier 1 and 2 participants); and (iv) if the Qualifying Termination occurs after fiscal year 2020, a pro-rata annual bonus for the year of termination based on actual performance (both Tier 1 and 2 participants).
For Tier 1 and 2 participants (i.e., all of the Specified Officers), the Severance Plan and Participation Agreements provide for enhanced severance benefits in the event that the Qualifying Termination occurs within the two-year period following a Change in Control (as defined therein), with such enhanced severance benefits consisting of the same severance benefits as described in the preceding paragraph, subject to the following enhancements: (i) the cash severance consists of an amount equal to 2.0x (Tier 1 participant) or 1.5x (Tier 2 participants) the sum of the participant’s (x) base salary and (y) target bonus (initially 110% of base salary (Tier 1 participant) and 65% of base salary (Tier 2 participants, other than Mr. Allman, whose target bonus is initially 75%

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of base salary)), payable in installments over the 24-month (Tier 1 participant) or 18-month (Tier 2 participants) post-termination period; and (ii) the pro-rata annual bonus is based on target (as opposed to actual) performance. If the Qualifying Termination occurs after the date that the Compensation Committee of the Board determines annual compensation for fiscal year 2021, then the amount in clause (i)(y) above will equal to the greatest of (x) the Specified Officer’s initial target bonus amount described above, (y) 100% of the Specified Officer’s target bonus for the fiscal year in which the Qualifying Termination occurs and (z) 100% of the Specified Officer’s target bonus for the prior fiscal year (excluding fiscal year 2020 and all prior years).
The Participation Agreements also subject Tier 1 through Tier 3 participants, including the Specified Officers, to restrictive covenants as a condition of participating therein, with such covenants consisting of the following: (i) 12-month (or, if longer, the length of the base salary continuation period) post-termination non-compete; (ii) 24-month post-termination non-solicitation/non-hire; (iii) assignment of inventions; and (iv) perpetual confidentiality and non-disparagement. The Participation Agreements also provide that the Severance Plan may not be amended in an adverse manner to the Tier 1 through Tier 3 participants during the three-year period following the Effective Date.
Liabilities Subject to Compromise
As a result of the Chapter 11 Cases, the payment of prepetition indebtedness was subject to compromise or other treatment under the Amended Plan. Generally, actions to enforce or otherwise effect payment of prebankruptcy filing liabilities are stayed. Although payment of prepetition claims is generally not permitted, the Bankruptcy Court granted the Debtors authority to pay certain prepetition claims in designated categories and subject to certain terms and conditions. This relief generally was designed to preserve the value of the Debtor’s businesses and assets. Among other things, the Bankruptcy Court authorized the Debtors to pay certain prepetition claims relating to employee wages and benefits, customers, vendors, and suppliers in the ordinary course of business as well as certain principal and interest payments.
The Debtors have been paying and intend to continue to pay undisputed post-petition claims in the ordinary course of business. With respect to prepetition claims, the Debtors notified all known claimants of the deadline to file a proof of claim with the Bankruptcy Court. The Debtors’ liabilities subject to compromise represent the estimate as of June 30, 2019 of claims expected to be allowed under the Amended Plan. Prepetition liabilities that are subject to compromise were required to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.
Liabilities subject to compromise included in our condensed consolidated balance sheet includes the following as of June 30, 2019 (in thousands):

6¼% Senior Notes due 2022 principal and accrued interest(1)	$415,894
4½% Convertible Senior Notes due 2023 principal and accrued interest(2)	146,627
Accrued lease termination costs (3)	30,830
Milestone Omnibus Agreement (4)	22,009
Deferred compensation plan	2,631
$617,991
_____________

(1)	Includes $401.5 million of principal and $14.4 million of interest accrued through May 11, 2019. See Note 5 for further details.

(2)	Includes $143.8 million of principal and $2.9 million of interest accrued through May 11, 2019. See Note 5 for further details.

(3)	Relates to ten aircraft leases rejected in June 2019, including nine S-76C+s and one S-76D.

(4)
Includes costs related to the return of four leased H225s on May 6, 2019 and includes $9.7 million of lease termination costs, $9.4 million of deferred lease costs previously included as short-term debt on our condensed consolidated balance sheet, $2.8 million of additional lease return costs and $0.1 million of accrued interest.

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Prepetition Restructuring Charges
Prepetition restructuring charges totaling $13.5 million for the three months ended June 30, 2019 include professional fees incurred prior to May 11, 2019 related to our Chapter 11 Cases.
Reorganization Items
Reorganization items included in our condensed consolidated income statement represent amounts incurred after May 11, 2019 or expected to be incurred directly resulting from the Chapter 11 Cases and consist of the following items for the three months ended June 30, 2019 (in thousands):

Professional fees	$15,503
Lease termination costs (1)	26,051
Write-off of discount on 4½% Convertible Senior Notes due 2023	30,158
Write-off of deferred financing fees (2)	4,644
$76,356
_____________

(1)	Relates to ten aircraft leases rejected in June 2019, including nine S-76C+s and one S-76D.

(2)	Includes $2.4 million related to the 6¼% Senior Notes and $2.3 million related to deferred financing fees related to the 4½% Convertible Senior Notes.
Cash paid for reorganization items during the three months ended June 30, 2019 was $1.4 million and related to professional fees.

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Statements of the Debtors
The financial statements below represent condensed combined financial statements of the Debtors, which excludes non-debtor entities. Intercompany transactions among the Debtors have been eliminated in the financial statements contained below. Intercompany transactions among the Debtors and the non-debtor subsidiaries have not been eliminated in the Debtors’ financial statements below.
BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION)
Unaudited Condensed Combined Statement of Operations

Three Months Ended June 30, 2019

(Unaudited)
(In thousands)
Revenue	$89,712
Operating expense:
Direct cost and reimbursable expense	72,344
Prepetition restructuring charges	12,449
Depreciation and amortization	31,289
General and administrative	13,761
129,843

Gain on disposal of assets	4,575
Operating loss	(35,556)
Interest expense, net	(21,453)
Reorganization items	(75,897)
Other income, net	679
Loss before benefit for income taxes	(132,227)
Benefit for income taxes	19,059
Net loss	(113,168)
Net income attributable to noncontrolling interests	(14)
Net loss attributable to Bristow Group	$(113,182)

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION)
Unaudited Condensed Combined Balance Sheet

June 30, 2019
(Unaudited)
(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$67,024
Accounts receivable	31,628
Intercompany accounts receivable	434,501
Inventories	35,011
Assets held for sale	1,866
Prepaid expenses and other current assets	13,384
Total current assets	583,414
Intercompany investment	633,197
Intercompany notes receivable	378,986
Property and equipment, net	1,438,318
Right-of-use assets	161,454
Other assets	8,075
Total assets	$3,203,444

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$32,326
Intercompany accounts payable	117,358
Accrued liabilities	18,636
Accrued interest	10,944
Intercompany accrued interest	3,782
Current portion of operating lease liabilities	101,971
Short-term borrowings and current maturities of long-term debt	810,388
Total current liabilities	1,095,405
Long-term debt, less current maturities	33,932
Intercompany notes payable	77,422
Other liabilities and deferred credits	4,002
Deferred taxes	66,351
Long-term operating lease liabilities	65,977
Total liabilities not subject to compromise	1,343,089
Liabilities subject to compromise	617,991
Total liabilities	1,961,080
Stockholders’ investment:
Total Bristow Group stockholders’ investment	1,241,093
Noncontrolling interests	1,271
Total stockholders’ investment	1,242,364
Total liabilities and stockholders’ investment	$3,203,444

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION)
Unaudited Condensed Combined Statement of Cash Flows

Three Months Ended June 30, 2019

(Unaudited)
(In thousands)
Cash flows from operating activities:
Net loss	$(113,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,289
Deferred income taxes	(19,219)
Write-off of deferred financing fees	1,313
Discount amortization on long-term debt	850
Reorganization items	60,853
Gain on disposal of assets	(4,575)
Deferral of lease payments	285
Stock-based compensation	611
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(4,194)
Inventories	319
Prepaid expenses and other assets	(6,713)
Accounts payable	18,870
Accrued liabilities	23,092
Other liabilities and deferred credits, including intercompany activity	(46,701)
Net cash used in operating activities	(57,088)
Cash flows from investing activities:
Capital expenditures	(2,280)
Proceeds from asset dispositions	3,175
Net cash provided by investing activities	895
Cash flows from financing activities:
Proceeds from borrowings	37,500
Debt issuance costs	(5,008)
Repayment of debt	(3,248)
Net cash provided by financing activities	29,244
Effect of exchange rate changes on cash and cash equivalents	(211)
Net decrease in cash and cash equivalents	(27,160)
Cash and cash equivalents at beginning of period	94,184
Cash and cash equivalents at end of period	$67,024

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
A performance obligation arises under contracts with customers to render services and is the unit of account under the new accounting guidance for revenue. Operating revenue from our oil and gas segment is derived mainly from fixed-term contracts with our customers, a substantial portion of which is competitively bid. A small portion of our oil and gas customer revenue is derived from providing services on an “ad-hoc” basis. Our fixed-term contracts typically have original terms of one year to seven years (subject to provisions permitting early termination by our customers). We account for services rendered separately if they are distinct and the service is separately identifiable from other items provided to a customer and if a customer can benefit from the services rendered on its own or with other resources that are readily available to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Within this contract type for helicopter services, we determined that each contract has a single distinct performance obligation. These services include a fixed monthly rate for a particular model of aircraft, and flight hour services, which represents the variable component of a typical contract with a customer. Rates for these services vary depending on the type of services provided and can be based on a per flight hour, per day, or per month basis. Variable charges within our flight services contracts are not effective until a customer-initiated flight order is received and the actual hours flown are determined; therefore, the associated flight revenue generally cannot be reasonably and reliably estimated beforehand. A contract’s standalone selling prices are determined based upon the prices that we charge for our services rendered. Revenue is recognized as performance obligations are satisfied over time, by measuring progress towards satisfying the contracted services in a manner that best depicts the transfer of services to the customer, which is generally represented by a period of 30 days or less. We typically invoice customers on a monthly basis and the term between invoicing and when the payment is due is typically between 30 and 60 days. In order to offset potential increases in operating costs, our long-term contracts may provide for periodic increases in the contractual rates charged for our services. We recognize the impact of these rates when estimable and applicable, which generally includes written acknowledgment from the customers that they are in agreement with the amount of the rate escalation. Cost reimbursements from customers are recorded as reimbursable revenue with the related reimbursed costs recorded as reimbursable expense on our condensed consolidated statements of operations.
Taxes collected from customers and remitted to governmental authorities and revenue are reported on a net basis in our financial statements. Thus, we exclude taxes imposed on the customer and collected on behalf of governmental agencies to be remitted to these agencies from the transaction price in determining the revenue related to contracts with a customer.
Fixed wing services — Airnorth provides fixed wing transportation services through regular passenger transport (scheduled airline service with individual ticket sales) and charter services. A performance obligation arises under contracts with customers to render services and is the unit of account under the new accounting guidance for revenue. Within fixed wing services, we determined that each contract has a single distinct performance obligation. Revenue is recognized over time at the earlier of the period in which the service is provided or the period in which the right to travel expires, which is determined by the terms and conditions of the ticket. Ticket sales are recorded within deferred revenue in accordance with the above policy. Both chartered and scheduled airline service revenue is recognized net of passenger taxes and discounts.

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contract Assets, Liabilities and Receivables
We generally satisfy performance of contract obligations by providing helicopter and fixed wing services to our customers in exchange for consideration. The timing of performance may differ from the timing of the customer’s payment, which results in the recognition of a contract asset or a contract liability. A contract asset exists when we have a contract with a customer for which revenue has been recognized (i.e., services have been performed), but customer payment is contingent on a future event (i.e. satisfaction of additional performance obligations). These contract assets are transferred to receivables when the right to consideration becomes unconditional. Contract liabilities relate to deferred revenue in which advance consideration is received from customers for contracts where revenue is recognized on future performance of services.
As of June 30 and March 31, 2019, receivables related to services performed under contracts with customers were $170.3 million and $164.7 million, respectively. All receivables from non-affiliates and affiliates are broken out further in our condensed consolidated balance sheets. During the three months ended June 30, 2019, we recognized $7.4 million of revenue from outstanding contract liabilities as of March 31, 2019. Contract liabilities related to services performed under contracts with customers was $7.3 million and $10.0 million as of June 30 and March 31, 2019, respectively. Contract liabilities are primarily generated by our fixed wing services where customers pay for tickets in advance of receiving our services and advanced payments from helicopter services customers. There were no contract assets as of June 30 and March 31, 2019.
For the three months ended June 30, 2019 and 2018, there was zero and $1.0 million, respectively, of revenue recognized from satisfied performance obligations related to prior periods (for example, due to changes in transaction price).
Revenue from third party customers
Total revenue related to third party customers is as follows (in thousands):

	Three Months Ended June 30,
	2019	2018
Revenue:
Operating revenue from non-affiliates	$303,733	$325,356
Operating revenue from affiliates	4,475	4,568
Reimbursable revenue from non-affiliates	16,600	16,907
Revenue from Contracts with Customers	324,808	346,831
Other revenue from non-affiliates	397	13,110
Other revenue from affiliates	7,971	6,727
Total Revenue	$333,176	$366,668

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Remaining Performance Obligations
Remaining performance obligations represent firm contracts for which work has not been performed and future revenue recognition is expected. The table below discloses (1) the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period and (2) the expected timing to recognize this revenue (in thousands):

	Remaining Performance Obligations
	Nine Months Ending March 31, 2020	Fiscal Year Ending March 31,				Total
		2021	2022	2023	2024 and thereafter

Outstanding Service Revenue:
Helicopter contracts	$339,665	$229,327	$192,800	$186,633	285,269	$1,233,694
Fixed-wing contracts	743	—	—	—	—	743
Total remaining performance obligation revenue	$340,408	$229,327	$192,800	$186,633	285,269	$1,234,437
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
Other Considerations and Practical Expedients
We were awarded a government contract to provide SAR services for all of the U.K., which commenced in April 2015. We previously incurred costs related to this contract that generate or enhance the resources used to fulfill the performance obligation within the contract and the costs are expected to be recoverable. These contract acquisition and pre-operating costs qualify for capitalization. We amortize these capitalized contract acquisition and pre-operating costs related to the U.K. SAR contract and two customer contracts in Norway. We determined that an amortization method that allocates the capitalized costs on a relative basis to the revenue recognized is a reasonable and systematic basis for the amortization of the pre-operating costs asset. For further details on the short and long-term pre-operating cost balances, see Note 1.
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
As of June 30, 2019, we had interests in four VIEs of which we were the primary beneficiary, which are described below, and had no interests in VIEs of which we were not the primary beneficiary. See Note 3 to the fiscal year 2019 Financial Statements for a description of other investments in significant affiliates.

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Bristow Aviation Holdings Limited — We own 49% of Bristow Aviation’s common stock and a significant amount of its subordinated debt. Bristow Aviation is incorporated in England and, through its subsidiaries, holds all the outstanding shares in Bristow Helicopters. Bristow Aviation’s subsidiaries provide industrial aviation services to customers primarily in the U.K., Norway, Australia, Nigeria and Trinidad and fixed wing services primarily in the U.K. and Australia. Bristow Aviation is organized with three different classes of ordinary shares having disproportionate voting rights. The Company, Caledonia Investments plc (“Caledonia”) and a European Union investor (the “E.U. Investor”) owned 49%, 46% and 5%, respectively, of Bristow Aviation’s total outstanding ordinary shares as of June 30, 2019, although Caledonia had voting control over the E.U. Investor’s shares.
In addition to our ownership of 49% of Bristow Aviation’s outstanding ordinary shares, in May 2004, we acquired eight million shares of deferred stock, essentially a subordinated class of stock with no voting rights, from Bristow Aviation for £1 per share ($14.4 million in total). We also have £91.0 million ($115.8 million) principal amount of subordinated unsecured loan stock (debt) of Bristow Aviation bearing interest at an annual rate of 13.5% and payable semi-annually. Payment of interest on such debt has been deferred since its incurrence in 1996. Deferred interest accrues at an annual rate of 13.5% and aggregated $2.7 billion as of June 30, 2019.
Our operations in the U.K. are subject to the Civil Aviation Act 1982 and other similar English and E.U. statutes and regulations. We carry persons and property in our aircraft pursuant to an operating license issued by the Civil Aviation Authority (the “CAA”). The holder of an operating license must meet the ownership and control requirements of Council Regulation 2407/92. To operate under this license, the company through which we conduct operations in the U.K., Bristow Helicopters, must be owned directly or through majority ownership by E.U. nationals, and must at all times be effectively controlled by them. Our ownership of 49% of the ordinary shares of Bristow Aviation, the entity that owns Bristow Helicopters, is to comply with these restrictions. Caledonia, the Company and the E.U. Investor also entered into a put/call agreement under which, upon giving specified prior notice, we had the right to buy all the Bristow Aviation shares held by Caledonia and the E.U. Investor, who, in turn, each had the right to require us to purchase such shares. As discussed above, under current English law, we would be required, in order for Bristow Aviation to retain its operating license, to find a qualified E.U. investor to own any Bristow Aviation shares we have the right to acquire under the put/call agreement. In addition, the put/call agreement limits our ability to exercise the put/call option through a requirement to consult with the CAA in the U.K. regarding the suitability of the new holder of the Bristow Aviation shares. The put/call agreement does not contain any provisions should the CAA not approve the new E.U. investor. However, we would work diligently to find an E.U. investor suitable to the CAA. The amount by which we could purchase the shares of the other investors holding 51% of the equity of Bristow Aviation is fixed under the terms of the call option, and we have reflected this amount on our condensed consolidated balance sheets as noncontrolling interest. On March 14, 2019, the E.U. Investor provided notice of his intent to exercise his right to require us or a qualified E.U. investor to purchase his Bristow Aviation shares for £100,000. In addition, on April 29, 2019, Caledonia provided notice of its intent to exercise its right to require us or a qualified E.U. investor to purchase its Bristow Aviation shares for £920,000, under our put/call agreement with this stockholder. As a result, in September 2019 and October 2019, 5% and 46%, respectively, of such shares were purchased by Impigra Aviation Holdings Limited (“Impigra”), a qualified E.U. investor, with proceeds from two loans received from Bristow Holdings Company Ltd. III (“BHC III”), a Bristow subsidiary. Impigra, is a British company owned 100% by U.K. Bristow employees and now owns 51% of the ordinary shares of Bristow Aviation. There was no material change to the Bristow Aviation shareholders’ agreement or the put/call agreement which Impigra is now a party to. Impigra is also a VIE that we consolidate as the primary beneficiary and we eliminate the loans discussed above in consolidation. Brexit is anticipated to require a qualified U.K. investor rather than a qualified E.U. investor. Impigra is expected to meet the requirements to satisfy a qualified U.K. investor requirement.
Furthermore, the call option provides a mechanism whereby the economic risk for the other investor is limited should the financial condition of Bristow Aviation deteriorate. The call option price is the nominal value of the ordinary shares held by the noncontrolling shareholder (£1.0 million as of June 30, 2019) plus an annual guaranteed rate of return less any prepayments of such call option price and any dividends paid on the shares concerned. We can elect to pre-pay the guaranteed return element of the call option price wholly or in part without exercising the call option. No dividends have been paid by Bristow Aviation. We have accrued the annual return due to the other shareholder at a rate of sterling LIBOR plus 3% by recognizing noncontrolling interest expense on our condensed consolidated statements of operations, with a corresponding increase in noncontrolling interest on our condensed consolidated balance sheets. Prepayments of the guaranteed return element of the call option are reflected as a reduction in noncontrolling interest on our condensed consolidated balance sheets. The other investor has an option to put its shares in Bristow Aviation to us. The put option price is calculated in the same way as the call option price except that the guaranteed rate for the period to April 2004 was 10% per annum. If the put option is exercised, any pre-payments of the call option price are set off against the put option price.

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
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

	June 30, 2019	March 31, 2019
Assets
Cash and cash equivalents	$69,201	$83,499
Restricted cash	3,234	—
Accounts receivable	325,905	307,864
Inventories	80,200	85,977
Prepaid expenses and other current assets	29,436	36,646
Total current assets	507,976	513,986
Investment in unconsolidated affiliates	3,013	3,087
Property and equipment, net	248,671	281,944
Right-of-use assets	196,725	—
Goodwill	18,212	18,436
Other assets	226,115	229,902
Total assets	$1,200,712	$1,047,355
Liabilities
Accounts payable	$455,070	$442,187
Accrued liabilities	265,031	113,905
Accrued interest	2,707,399	2,399,704
Current maturities of long-term debt	81,706	85,287
Total current liabilities	3,509,206	3,041,083
Long-term debt, less current maturities	383,556	384,369
Accrued pension liabilities	22,472	25,726
Other liabilities and deferred credits	4,038	4,810
Deferred taxes	37,662	37,063
Long-term operating lease liabilities	37,591	—
Total liabilities	$3,994,525	$3,493,051

	Three Months Ended June 30,
	2019	2018
Revenue	$295,155	$331,469
Operating income	11,280	7,364
Net loss	(362,848)	(69,021)
Bristow Helicopters (Nigeria) Ltd. — Bristow Helicopters (Nigeria) Ltd. (“BHNL”) is a joint venture in Nigeria in which Bristow Helicopters owns a 48% interest, a Nigerian company owned 100% by Nigerian employees owns a 50% interest and an employee trust fund owns the remaining 2% interest as of June 30, 2019. BHNL provides industrial aviation services to customers in Nigeria.
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

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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
Note 5 — DEBT
Debt as of June 30 and March 31, 2019 consisted of the following (in thousands):

	June 30, 2019	March 31, 2019
8.75% Senior Secured Notes due 2023 (1)	$347,597	$347,400
4½% Convertible Senior Notes due 2023 (1)(2)	143,750	112,944
6¼% Senior Notes due 2022 (1)(2)	401,535	401,535
Term Loan (1)	75,000	—
Lombard Debt	176,094	183,450
Macquarie Debt	171,028	171,028
PK Air Debt	210,494	212,041
Airnorth Debt	10,146	11,058
Humberside Debt	382	—
Other Debt (2)	9,370	9,168
Unamortized debt issuance costs	(22,860)	(21,771)
Total debt	1,522,536	1,426,853
Less amounts included in liabilities subject to compromise	(554,655)	—
Less short-term borrowings and current maturities of long-term debt	(892,092)	(1,418,630)
Total long-term debt	$75,789	$8,223
_____________
(1) These notes were settled in accordance with the Amended Plan.
(2) Reclassified to liabilities subject to compromise on our condensed consolidated balance sheet as of June 30, 2019. See Note 2 and “—4½% Convertible Senior Notes due 2023” and “—6¼% Convertible Senior Notes due 2023” below for further details.
(3) Unamortized debt issuance costs as of June 30, 2019 relate to 8.75% Senior Secured Notes due 2023, Term Loan, Lombard Debt, Macquarie Debt and PK Air Debt. Unamortized debt issuance costs as of March 31, 2019 relate to 8.75% Senior Secured Notes due 2023, 4½% Convertible Senior Notes due 2023, 6¼% Senior Notes due 2022 Term Loan, Lombard Debt, Macquarie Debt and PK Air Debt.
Classification of Debt — As discussed in Note 1, on the Petition Date, the Debtors filed the Chapter 11 Cases in the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code. The Debtors’ Chapter 11 Cases were jointly administered under the caption In re: Bristow Group Inc., et al., Main Case No. 19-32713. During the pendency of the Chapter 11 Cases, the Debtors continued to operate their businesses and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The significant risks and uncertainties related to the Chapter 11 Cases raise substantial doubt about the Company’s ability to continue as a going

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

concern. In addition, each of the commencement of the Chapter 11 Cases and the delivery of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, as amended by the amendment thereto, with a going concern qualification or explanation constituted an event of default under certain of our secured equipment financings, giving those secured equipment lenders the right to accelerate repayment of the applicable debt, subject to Chapter 11 protections, and triggering cross-default and/or cross-acceleration provisions in substantially all of our other debt instruments should that right to accelerate repayment be exercised. As a result of the facts and circumstances discussed above, the Company has classified debt balances of approximately $892.1 million and $1.4 billion as of June 30 and March 31, 2019, respectively, as short-term borrowings and current maturities of long-term debt on our condensed consolidated balance sheet. If not classified separately as liabilities subject to compromise as of June 30, 2019, the additional $554.7 million would have been classified as current maturities of long-term debt on our condensed consolidated balance sheet as a result of the same facts and circumstances.
Waiver of Defaults — Prior to the Petition Date, we entered into waiver letters with respect to certain of our debt agreements, including the credit agreement, dated as of July 17, 2017, among Bristow Equipment Leasing Ltd., the several banks, other financial institutions and other lenders from time to time party thereto and PK AirFinance S.à r.l. (“PK AirFinance”), as agent and as security trustee (as amended, the “PK Credit Agreement”); the term loan credit agreement, dated as of February 1, 2017, among Bristow U.S. LLC, the several banks, other financial institutions and other lenders from time to time party thereto and Macquarie Bank Limited, as administrative agent and as security agent (as amended, the “Macquarie Credit Agreement”); the ABL Facility (as defined below); and certain other secured equipment financings and leases. Pursuant to such waiver letters, we received waivers of breaches, defaults or events of default under such debt agreements arising from the Company’s failure to timely provide its unaudited consolidated financial statements for the quarter ended December 31, 2018 and/or the failure to make the April 15, 2019 interest payment due on the 6¼% Senior Notes by May 15, 2019, and certain other related events of default and cross-defaults. As discussed below under “— Events of Default,” the filing of the Chapter 11 Cases constituted an event of default that accelerated the obligations under the PK Credit Agreement, the BALL Lombard Credit Agreement (as defined below) and the Macquarie Credit Agreement.
On May 10, 2019, Bristow Norway AS and Bristow Helicopters, as borrowers and guarantors, and the Company, as guarantor, entered into a waiver letter (the “First ABL Waiver”) with Barclays Bank PLC, as agent, and Credit Suisse AG, Cayman Islands Branch, as lender, with respect to the ABL Facility. The First ABL Waiver waived, subject to certain conditions, any Default (as defined in the ABL Facility) or cross-defaults that would otherwise exist or occur under the ABL Facility as a result of, among other things, (i) the Company’s failure to timely provide its unaudited consolidated financial statements for the quarters ended December 31, 2018 and March 31, 2019, (ii) the amendment of the Company’s periodic reports for fiscal year 2018 as previously disclosed, (iii) the failure to make the April 15, 2019 interest payment due on the 6¼% Senior Notes, (iv) potential cross defaults under the 4½% Convertible Senior Notes and 8.75% Senior Secured Notes, (v) other events related to the Chapter 11 Cases, potential insolvency issues or possible failure to comply with certain financial covenants or (vi) certain representations and warranties not being correct when made. Such Defaults were waived until the date (the “ABL Waiver Termination Date”) on which the Company or its subsidiaries enter into or modify debt agreements that would materially adversely impact the ability to perform obligations under the ABL Facility, any security that is not permitted security is granted over the share capital or assets of either borrower or the Chapter 11 Cases are dismissed or converted to a case under Chapter 7 of the Bankruptcy Code, subject to certain conditions as specified in the First ABL Waiver. The First ABL Waiver contains certain amendments to the ABL Facility, including (i) expanding the definition of Change of Control to include the consummation of a plan of reorganization in connection with the commencement of a bankruptcy proceeding and (ii) providing that the maturity date of December 14, 2021 shall be subject to certain early maturity triggers related to a Change of Control of the Company (as such definition has been amended by the First ABL Waiver) or the ABL Waiver Termination Date.
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
On May 10, 2019, Bristow Aircraft Leasing Limited (“BALL”), as borrower, entered into a waiver letter (the “First BALL Lombard Waiver”) with Lombard North Central Plc, as administrative agent and as security trustee, with respect to the term loan credit agreement, dated as of November 11, 2016 (the “BALL Lombard Credit Agreement”). Because an Insolvency Proceeding (as defined in the First BALL Lombard Waiver) was commenced on or before May 15, 2019, the First BALL Lombard Waiver extended, subject to certain conditions, the waivers received under the previous waiver letter (as described in our Current Report on Form 8-K filed with the SEC on April 15, 2019), until the earlier of (a) certain events related to a plan of reorganization or

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

liquidation of the Company, Insolvency Proceeding or debtor-in-possession financing or (b) December 15, 2019 (the “Lombard Waiver Termination Date”). In addition, the First BALL Lombard Waiver waived, until the Lombard Waiver Termination Date, any Default or Event of Default (each as defined in the BALL Lombard Credit Agreement) as a result of (i) the amendment of the Company’s periodic reports for fiscal year 2018, (ii) the possible commencement of an Insolvency Proceeding or any related acceleration of other material indebtedness and (iii) the possible occurrence of an Event of Default under the term loan credit agreement, dated as of November 11, 2016, among Bristow U.S. Leasing LLC, as borrower, the lenders from time to time party thereto and Lombard North Central plc, as administrative agent and as security trustee (the “BULL Lombard Credit Agreement”), subject to certain conditions.
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
Events of Default — The filing of the Chapter 11 Cases constituted an event of default that accelerated the obligations under the following instruments and agreements:

•
the Third Supplemental Indenture, dated as of October 12, 2012, to the Indenture, dated as of June 17, 2008 (the “Base Indenture”), among the Company, the guarantors named therein and Wilmington Trust, National Association, as successor trustee to U.S. Bank National Association (“U.S. Bank”), and our 6¼% Senior Notes issued thereunder;

•
the Sixth Supplemental Indenture to the Base Indenture, dated as of December 18, 2017, among the Company, the guarantors named therein and Delaware Trust Company, as successor trustee to U.S. Bank, and our 4½% Convertible Senior Notes issued thereunder;

•
the Indenture, dated as of March 6, 2018, among the Company, the guarantors named therein and U.S. Bank, as trustee and collateral agent (the “Secured Indenture”), and our 8.75% Senior Secured Notes issued thereunder;

•	the PK Credit Agreement;

•	the Macquarie Credit Agreement;

•	the BULL Lombard Credit Agreement; and

•	various aircraft operating leases and real estate leases.
The instruments and agreements described above provide that, as a result of the commencement of the Chapter 11 Cases, the financial obligations thereunder, including for the debt instruments any principal amount, together with accrued interest thereon, are immediately due and payable. However, any efforts to enforce payment of such financial obligations under such instruments and agreements were automatically stayed as a result of the filing of the Chapter 11 Cases and the holders’ rights of enforcement in respect of such financial obligations were subject to the applicable provisions of the Bankruptcy Code.
Term Loan Agreement — On May 10, 2019, the Company entered into a Term Loan Credit Agreement, dated the same date (the “Term Loan Agreement”), by and among the Company and BHC III, as borrowers, certain subsidiaries of the Company as guarantors party thereto, the lenders from time to time party thereto (initially, certain holders of the 8.75% Senior Secured Notes), and Ankura Trust Company, LLC, as administrative agent (the “Term Loan Agent”), for a senior secured term loan of $75 million (the “2019 Term Loan”). Immediately upon entering into the Term Loan Agreement, and prior to the Petition Date, the Company and BHC III borrowed the full amount thereunder, the net proceeds of which were used for general corporate purposes, including to fund the working capital and liquidity requirements of the Company during the pendency of the Chapter 11 Cases. The full principal amount of the 2019 Term Loan is due May 10, 2022. At the Company’s election, borrowings under the 2019 Term Loan will bear interest at either (x) the Eurodollar Rate (as defined in the Term Loan Agreement) plus 7% or (y) the Base Rate (as defined in the Term Loan Agreement) plus 6%. The initial borrowings under the 2019 Term Loan will be Eurodollar Rate loans with monthly interest payments. The 2019 Term Loan is secured by a first lien on certain specified collateral, including, among other things, equity pledges of 35% of the equity interests in certain of the Company’s first-tier foreign subsidiaries (the remaining 65% of such entities have been previously pledged under the 8.75% Senior Secured Notes), 100% of the equity of BHC III, Bristow

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

International Panama S. de RL, and two newly formed special-purpose vehicles, as well as a junior lien on certain collateral securing the 8.75% Senior Secured Notes. The borrowers have the option in connection with the consummation of a Reorganization Plan (as defined in the Term Loan Agreement) that is satisfactory to the lenders to require that the 2019 Term Loan be converted into equity of the Company upon consummation of such Reorganization Plan, subject to certain conditions. The Term Loan Agreement contains customary pre-payment requirements.
The Term Loan Agreement contains certain customary negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s and its subsidiaries’ incurrence of additional indebtedness or liens, mergers, dispositions of assets, investments, restricted payments, modifications to material agreements, transactions with affiliates and fundamental changes. In addition, the Term Loan Agreement required that, on the delivery of each Variance Report (as defined in the Term Loan Agreement), total operating disbursements and total receipts of the Company and its subsidiaries for certain specified periods shall not exceed (with respect to disbursements) or be less than (with respect to total receipts) the aggregate amount forecasted therefor for such period by more (with respect to disbursements) or less (with respect to total receipts) than a specified percentage of the forecasted amount. The Term Loan Agreement also contains customary affirmative covenants and customary representations and warranties.
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
On August 26, 2019, in connection with the entry into the DIP Credit Agreement, we entered into Amendment No. 3 to the Term Loan Agreement (the “Third Term Loan Amendment”), dated the same date, by and among the Company, BHC III, the lenders party thereto and the Term Loan Agent. The Third Term Loan Amendment amended and restated the Term Loan Agreement in order to, among other things, permit the entry into the DIP Credit Agreement, the incurrence of indebtedness thereunder and the granting of related liens thereunder, and make certain other conforming changes.
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
In connection with the Amended Plan, on October 31, 2019, we entered into Amendment No. 5 to the Term Loan Agreement (the “Fifth Term Loan Amendment”), dated the same date, by and among the Company, BHC III, the guarantors party thereto, the lenders party thereto and the Term Loan Agent. The Fifth Term Loan Amendment amended the Term Loan Agreement in order to, among other things, (i) increase the applicable margin in respect of all outstanding term loans to 8.00% in the case of Eurodollar Rate loans and 7.00% for Base Rate loans (with increases to 9.00% and 8.00%, respectively, with respect to all such term loans outstanding after the six-month anniversary of the Effective Date), (ii) release Bristow Helicopter Group Limited from all guaranty and collateral obligations in respect of the 2019 Term Loan, (iii) modify certain negative covenants to, among other things, allow for future aircraft-related financings and related liens and investments and (iv) delete certain provisions relating to the Chapter 11 Cases, in light of the occurrence of the Effective Date of the Amended Plan, including the deletion of the requirements to (x) deliver Variance Reports (as defined in the Term Loan Agreement) and (y) ensure that total operating disbursements and total receipts of the Company and its subsidiaries for certain specified periods did not exceed (with respect to disbursements) or were not less than (with respect to total receipts) the aggregate amount forecasted therefor for such period by more (with respect to disbursements) or less (with respect to total receipts) than a specified percentage of the forecasted amount.

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Backstop Commitment Agreement — On July 24, 2019, the Company entered into a Backstop Commitment Agreement (the “Backstop Commitment Agreement”) with the other parties thereto (the “Commitment Parties”), pursuant to which the Commitment Parties agreed to backstop a total $385 million new money rights offering (the “Rights Offering”) of New Stock of the Reorganized Company. In accordance with the Amended Plan and certain Rights Offering procedures filed as part of the Amended Plan, the Company granted the Supporting Noteholders, including certain Commitment Parties who are Unsecured Noteholders (the “Unsecured Commitment Parties”) or Secured Noteholders (the “Secured Commitment Parties”), and holders of certain other unsecured claims (collectively with the Unsecured Noteholders, the “Unsecured Claims”), the right to purchase shares of New Stock of the Reorganized Company (the “Rights Offering Shares”), which were comprised of 91.825% of New Common Stock and 8.175% of New Preferred Stock, for an aggregate purchase price of, in the case of the Unsecured Claims, $347.5 million (the “Unsecured Rights Offering Amount”) and, in the case of the Secured Noteholders, $37.5 million (the “Secured Rights Offering Amount” and, together with the Unsecured Rights Offering Amount, the “Rights Offering Amount”)). Under the Backstop Commitment Agreement, the Commitment Parties agreed to purchase any Rights Offering Shares that were not duly subscribed for pursuant to the Rights Offering (the “Unsubscribed Shares”) at the Per Equity Share Purchase Price (as defined in the Backstop Commitment Agreement).
Under the Backstop Commitment Agreement, the Debtors agreed to pay (i) on the earlier of the closing date of the transactions contemplated by the Backstop Commitment Agreement or the termination of the Backstop Commitment Agreement, a backstop commitment fee (the “Backstop Commitment Fee”) in, at the election of the Commitment Parties, New Stock equal to 10% of (a) the Unsecured Rights Offering Amount to the Unsecured Commitment Parties and (b) the Secured Rights Offering Amount to the Secured Commitment Parties and (ii) both as promptly as reasonably practicable after entry of the BCA Approval Order (as defined in the Backstop Commitment Agreement) and on a monthly basis thereafter, all reasonably incurred and documented professional fees of the Commitment Parties. The Backstop Commitment Fee was paid in New Stock to the Commitment Parties pro rata based on the amount of their respective backstop commitments.
The rights to purchase Rights Offering Shares (excluding Unsubscribed Shares) in the Rights Offering were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to section 1145 of the Bankruptcy Code. A portion of the New Common Stock issued in the Rights Offering was issued in reliance upon such exemption, and a portion of the New Common Stock and all of the New Preferred Stock were issued in reliance upon the exemption from registration under the Securities Act provided by Section 4(a)(2) thereof or another available exemption from registration thereunder. The offer and sale of the Unsubscribed Shares purchased by the Commitment Parties pursuant to the Backstop Commitment Agreement were made in reliance upon the exemption from registration under the Securities Act provided by Section 4(a)(2) thereof or another available exemption from registration thereunder. As a condition to the closing of the transactions contemplated by the Backstop Commitment Agreement, the Reorganized Company entered into a registration rights agreement with certain Commitment Parties requiring the Reorganized Company, subject to the terms and conditions thereof, to register the Commitment Parties’ securities under the Securities Act.
The Commitment Parties’ commitments to backstop the Rights Offering and the other transactions contemplated by the Backstop Commitment Agreement were conditioned upon satisfaction of all applicable conditions set forth therein. The Rights Offering Shares were issued pursuant to the Rights Offering and the Backstop Commitment Agreement on the Effective Date.
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
Debtor-in-Possession Credit Agreement — In connection with the Chapter 11 Cases and pursuant to a commitment letter between the DIP Borrowers (as defined below) and the lenders party thereto, on July 25, 2019, the Debtors filed a motion seeking, among other things, interim and final approval of the proposed Superpriority Secured Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”) among the Company, as lead borrower, BHC III, as co-borrower (together with the Company, the “DIP Borrowers”), the other Debtors and guarantors party thereto and other guarantors from time to time party thereto, the financial institutions or other entities from time to time party thereto, and Ankura Trust Company, LLC, as administrative agent and collateral agent (the “DIP Agent”). On August 21, 2019, the Bankruptcy Court entered a final order, which, among other things, approved the DIP Credit Agreement, and on August 26, 2019, the Company entered into the DIP Credit Agreement. On August 27, 2019, the Company borrowed the full amount of the DIP Credit Agreement of $150 million at an 8.5% borrowing rate, $75 million of which was used to pay down a portion of the 8.75% Senior Secured Notes discussed below and the remainder of which was to be used for general corporate purposes.

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

On September 30, 2019, we entered into Amendment No. 1 to the DIP Credit Agreement (the “DIP Credit Agreement Amendment”), dated the same date, among the Company, BHC III and the DIP Agent. The DIP Credit Agreement Amendment amended the DIP Credit Agreement to extend the delivery dates (i) for the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2019 until October 31, 2019 and (ii) for the Company’s unaudited consolidated financial statements for each of the fiscal quarters ended June 30, 2019 and September 30, 2019 until December 31, 2019. On October 31, 2019, we repaid borrowings under the DIP Credit Agreement in exchange for New Stock of the Reorganized Company, and the DIP Credit Agreement terminated pursuant to its terms.
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
ABL Facility — On April 17, 2018, two of our subsidiaries entered into a new asset-backed revolving credit facility (the “ABL Facility”), which provides for commitments in an aggregate amount of $75 million, with a portion allocated to each borrower subsidiary, subject to an availability block of $15 million and a borrowing base calculated by reference to eligible accounts receivable. The maximum amount of the ABL Facility could be increased from time to time to a total of as much as $100 million, subject to the satisfaction of certain conditions, and any such increase would be allocated among the borrower subsidiaries. The ABL Facility matures in five years, subject to certain early maturity triggers related to maturity of other material debt or a change of control of the Company. Amounts borrowed under the ABL Facility are secured by certain accounts receivable owing to the borrower subsidiaries and the deposit accounts into which payments on such accounts receivable are deposited. As of June 30, 2019, there were no outstanding borrowings under the ABL Facility nor had we made any draws during the three months ended June 30, 2019. Letters of credit issued under the ABL Facility in the aggregate face amount of $14.7 million were outstanding on June 30, 2019.
The ABL Facility was amended pursuant to the ABL Waiver. As discussed above under “—Waiver of Defaults,” the ABL Waiver provided that the maturity date of December 14, 2021 shall be subject to certain early maturity triggers related to a Change of Control of the Company (as such definition has been amended by the ABL Waiver) or the ABL Waiver Termination Date.
On the Effective Date, the Company entered into an Amendment and Restatement, Confirmation and Waiver Agreement (the “ABL Amendment”) to the ABL Facility (together with the ABL Amendment, the “Amended ABL”), by and among the Company, as parent, Bristow Norway AS and Bristow Helicopters, as borrowers and guarantors, the financial institutions from time to time party thereto as lenders and Barclays Bank PLC, in its capacity as agent and security trustee. The ABL Amendment amended the ABL Facility in order to, among other things, (i) make permanent certain waivers of defaults or events of default that were previously provided during the pendency of the Chapter 11 Cases, (ii) confirm the existing maturity date of April 17, 2023, (iii) provide that the maximum amount of the Amended ABL may be increased, subject to satisfaction of certain conditions, from time to time to a total of as much as $115 million from its current aggregate of $100 million, and (iv) provide for the accession at a later date of Bristow U.S. LLC as a co-borrower under the Amended ABL and the addition of certain of its receivables to the borrowing base and the collateral for the Amended ABL.
8.75% Senior Secured Notes due 2023 — On August 12, 2019, we commenced a tender offer (the “Tender Offer”) to purchase for cash our outstanding 8.75% Senior Secured Notes, up to an aggregate principal amount that would not result in an aggregate purchase price (including accrued and unpaid interest to, but not including, the settlement date) that exceeded $75.0 million. On September 11, 2019, we completed the Tender Offer, purchasing $74.8 million aggregate principal amount of the 8.75% Senior Secured Notes for $74.8 million, plus accrued and unpaid interest of $0.2 million, using funds borrowed under the DIP Credit Agreement. In accordance with the Amended Plan, on the Effective Date, all outstanding obligations under the 8.75% Senior Secured Notes, including the indentures governing such obligations, were cancelled, except to the limited extent expressly set forth in the Amended Plan.

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

4½% Convertible Senior Notes due 2023 — The balances of the debt and equity components of our 4½% Convertible Senior Notes are as follows (in thousands):

	June 30, 2019	March 31, 2019

Equity component - net carrying value (1)	$36,778	$36,778
Debt component:
Face amount due at maturity	$143,750	$143,750
Unamortized discount	—	(30,806)
Debt component - net carrying value	$143,750	$112,944
_____________
(1) Net of equity issuance costs of $1.0 million.
Prior to May 11, 2019, the remaining debt discount was being amortized to interest expense over the term of the 4½% Convertible Senior Notes using the effective interest rate. The effective interest rate for the three months ended June 30, 2019 was 11.0%. Interest expense related to our 4½% Convertible Senior Notes was as follows (in thousands):

	Three Months Ended June 30,
	2019	2018
Contractual coupon interest	$715	$1,611
Amortization of debt discount	648	1,313
Total interest expense	$1,363	$2,924
As of May 11, 2019, we determined that the 4½% Convertible Senior Notes were an allowed claim and therefore reclassified the balance to liabilities subject to compromise and discontinued accruing interest on these obligations. Contractual interest on the 4½% Convertible Senior Notes for the three months ended June 30, 2019 was $1.6 million, which is $0.9 million in excess of reported interest expense for the three months ended June 30, 2019. In connection with reclassifying the 4½% Convertible Senior Notes to liabilities subject to compromise, we wrote-off $30.2 million of unamortized discount and $2.3 million of deferred financing fees. See Note 2 for further details. In accordance with the Amended Plan, on the Effective Date, all outstanding obligations under the 4½% Convertible Senior Notes, including the indentures governing such obligations, were cancelled, except to the limited extent expressly set forth in the Amended Plan.
Macquarie Debt — On October 3, 2019, the Bankruptcy Court approved a term sheet (the “Macquarie Term Sheet”) among the Company, as guarantor, Bristow U.S. LLC, as borrower and lessee, BriLog Leasing Ltd., as lessee, Macquarie Bank Limited, as administrative agent and security agent, Macquarie Leasing LLC, as lender and owner participant, and Macquarie Rotorcraft Leasing Holdings Limited, as owner participant, pursuant to which, among other matters, the parties agreed to enter into definitive documentation at emergence for an amendment to the Macquarie Credit Agreement (the “Macquarie Amendment”).
The parties entered into the Macquarie Amendment on October 31, 2019. Among other things, the Macquarie Amendment (i) extended the maturity date of the loan made under the Macquarie Credit Agreement by 12 months to March 6, 2023, (ii) adjusted the loan amortization in accordance with the newly extended maturity date, (iii) confirmed that an event of default under four or more existing leases involving parties to the Macquarie Term Sheet that remains unremedied after the applicable grace period for such an event of default will constitute an event of default under the Macquarie Credit Agreement, (iv) to the extent permitted by other debt instruments, provided for the collateralization of the obligations owed under such existing leases with the liens securing the Macquarie Credit Agreement and (v) allowed for the delivery by October 31, 2019 of the annual financial statements of the Company and its subsidiaries for the fiscal year ended March 31, 2019, and by December 31, 2019 of the quarterly financial statements of the Company and its subsidiaries for the fiscal quarters of the Company ended June 30, 2019 and September 30, 2019.
PK Air Debt — On October 3, 2019, the Company entered into an Omnibus Agreement (the “Omnibus Agreement”), dated the same date, among Bristow Equipment Leasing Ltd., as borrower, PK Transportation Finance Ireland Limited (“PK Transportation”), as lender, PK AirFinance, as agent for the lender and as security trustee for the MAG Agent and the MAG Parties (each as defined in the PK Credit Agreement), PK AirFinance and PK Transportation. Pursuant to the Omnibus Agreement, among other matters, the parties have agreed, effective upon satisfaction of the conditions precedent set forth in the Omnibus Agreement (the “Omnibus Effective Date”), to amend the PK Credit Agreement to, among other things, extend the maturity date of the 24

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

loans made under the PK Credit Agreement by 18 months to January 27, 2025 and increase the principal amount of the loans in an aggregate amount of approximately $17.3 million. The Omnibus Agreement also updates the amortization schedule as of October 3, 2019 to provide that, among other things, only interest will be payable on the loans for the six months following the Omnibus Effective Date, with a balloon amount of approximately $104.2 million due on the maturity date. If the loans are refinanced by full prepayment during the six-month period following the Effective Date, no prepayment penalty will be due. Each loan is secured by an aircraft which has been pledged as collateral for the loans.
The Omnibus Agreement also provides that the Borrower Guarantee and Indemnity Cap (as defined in the PK Credit Agreement) will be reduced by the amount of increased principal when paid. In addition, the Omnibus Agreement adjusts the information covenants under the PK Credit Agreement such that the Company shall provide a copy of the annual audit report for each fiscal year for the Company and its subsidiaries as soon as available and in any event within 90 days after the end of such fiscal year of the Company (or, in the case of the fiscal year ended March 31, 2019, by October 31, 2019), and quarterly financial statements of the Company and its subsidiaries within 45 days after the end of each fiscal quarter of the Company (and, in the case of each of the fiscal quarters ended June 30, 2019 and September 30, 2019, by December 31, 2019). In the Omnibus Agreement, PK Transportation also agreed to waive certain events of default arising from breaches of covenants in other agreements as a result of the Chapter 11 Cases and failure to provide its financial statements by their required due dates.
6¼% Senior Notes due 2022 — As of May 11, 2019, we determined that the 6¼% Senior Notes were an allowed claim and therefore reclassified the balance to liabilities subject to compromise and discontinued accruing interest on these obligations. Contractual interest on the 6¼% Senior Notes for the three months ended June 30, 2019 was $6.3 million, which is $3.5 million in excess of reported interest expense for the three months ended June 30, 2019. In connection with reclassifying the 6¼% Senior Notes to liabilities subject to compromise, we wrote-off $2.4 million of deferred financing fees. See Note 2 for further details. In accordance with the Amended Plan, on the Effective Date, all outstanding obligations under the 6¼% Senior Notes, including the indentures governing such obligations, were cancelled, except to the limited extent expressly set forth in the Amended Plan.

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
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

Recurring Fair Value Measurements
The following table summarizes the financial instruments we had as of June 30, 2019, valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2019	Balance Sheet Classification
Derivative financial instruments	$—	$2,134	$—	$2,134	Prepaid expenses and other current assets
Rabbi Trust investments	2,632	—	—	2,632	Other assets
Total assets	$2,632	$2,134	$—	$4,766
The following table summarizes the financial instruments we had as of March 31, 2019, valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2019	Balance Sheet Classification
Derivative financial instruments	$—	$1,845	$—	$1,845	Prepaid expenses and other current assets
Rabbi Trust investments	2,544	—	—	2,544	Other assets
Total assets	$2,544	$1,845	$—	$4,389
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
We did not have any items valued at fair value on a non-recurring basis as of June 30, 2019 and 2018.

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
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

	June 30, 2019		March 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
8.75% Senior Secured Notes due 2023(1)	$347,597	$339,500	$347,400	$252,000
4½% Convertible Senior Notes due 2023(2) (3)	143,750	30,188	112,944	28,923
6¼% Senior Notes due 2022(3)	401,535	83,720	401,535	75,288
Term Loan	75,000	75,000	—	—
Lombard Debt	176,094	176,094	183,450	183,450
Macquarie Debt	171,028	171,028	171,028	171,028
PK Air Debt	210,494	210,494	212,041	212,041
Airnorth Debt	10,146	10,146	11,058	11,058
Eastern Airways Debt	382	382	—	—
Other Debt(3)	9,370	9,370	9,168	9,168
	$1,545,396	$1,105,922	$1,448,624	$942,956
_____________

(1)	The carrying value is net of unamortized discount of $2.4 million and $2.6 million as of June 30, 2019 and March 31, 2019, respectively.

(2)	The carrying value is net of unamortized discount of zero and $30.8 million as of June 30, 2019 and March 31, 2019, respectively.

(3)	Reclassified to liabilities subject to compromise on our condensed consolidated balance sheet as of June 30, 2019. See Note 2 and Note 5 for further details.
Other
The fair values of our cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of these items.

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
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
During fiscal year 2019 and the three months ended June 30, 2019, we entered into foreign currency put option contracts of £5 million per month through April 2020 to mitigate a portion of our foreign currency exposure. These derivatives were designated as cash flow hedges.
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
The following table presents the balance sheet location and fair value of the portions of our derivative instruments that were designated as hedging instruments as of June 30, 2019 (in thousands):

	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Balance Sheet	Net amounts of assets and liabilities presented in the Balance Sheet

Prepaid expenses and other current assets	$2,134	$—	$2,134	$—	$2,134
Net	$2,134	$—	$2,134	$—	$2,134
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

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table presents the impact that derivative instruments, designated as cash flow hedges, had on our accumulated other comprehensive loss (net of tax) and our consolidated statements of operations for the three months ended June 30, 2019 (in thousands):

		Financial statement location

Amount of gain recognized in accumulated other comprehensive loss	$485	Accumulated other comprehensive loss
Amount of gain reclassified from accumulated other comprehensive loss into earnings	$11	Statement of operations
We estimate that $0.1 million of net gain in accumulated other comprehensive loss associated with our derivative instruments is expected to be reclassified into earnings within the next twelve months.
Note 8 — COMMITMENTS AND CONTINGENCIES
Aircraft Purchase Contracts — As shown in the table below, we have obligations to make additional capital expenditures over the next seven fiscal years to purchase additional aircraft. As of June 30, 2019, we had 26 aircraft on order and no options to acquire additional aircraft.

	Nine Months Ending March 31, 2020	Fiscal Year Ending March 31,
		2021	2022	2023	2024 and thereafter	Total
Commitments as of June 30, 2019:(1)
Number of aircraft:
Large (2)	—	—	3	4	15	22
U.K. SAR (3)	3	1	—	—	—	4
	3	1	3	4	15	26
Related commitment expenditures (in thousands)
Large (2)	$3,486	$10,692	$60,657	$77,428	$238,017	$390,280
U.K. SAR (3)	60,057	—	—	—	—	60,057
	$63,543	$10,692	$60,657	$77,428	$238,017	$450,337
_____________

(1)
On July 25, 2019, we entered into an amendment to our agreement for the purchase of four AW189 U.K. SAR configuration helicopters. Pursuant to the amendment, the parties mutually agreed to postpone the delivery dates for three helicopters to the second half of fiscal year 2020 and the first quarter of fiscal year 2021. The postponement in deliveries resulted in deferral of approximately $15.0 million in capital expenditures scheduled for fiscal years 2020 into fiscal year 2021. The impact of this amendment is not included in the table above.

(2)
In October 2019, the Bankruptcy Court approved our agreement with Airbus Helicopters S.A.S. to reject our aircraft purchase contract for 22 large aircraft. This impact of this agreement is not included in the table above.

(3)	The four AW189 U.K. SAR configured aircraft on order were being leased as of March 31, 2019. One of the AW189s was purchased in August 2019 and one of the AW189s was purchased in October 2019.
We periodically purchase aircraft for which we have no orders.
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
Other Purchase Obligations — As of June 30, 2019, we had $25.6 million of other purchase obligations representing unfilled purchase orders for aircraft parts and non-cancelable power-by-the-hour maintenance commitments.
Sikorsky Lawsuit — On January 8, 2019, we filed suit in the District Court of Harris County, Texas against Sikorsky Aircraft Corporation (“Sikorsky”) for breach of contract, unjust enrichment and conversion as a result of Sikorsky terminating a sales

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

agreement after we sought to delay delivery of a helicopter and retaining our $11.7 million deposit as liquidated damages. We are seeking a ruling that Sikorsky be required to return the deposit and provide an accurate calculation of its damages under the sales agreement. Bristow recently removed the claim to the Southern District of Texas bankruptcy court based on Sikorsky’s decision to file a claim in bankruptcy related to this case. We expect a resolution in the next six to nine months.
Other Matters — Although infrequent, aircraft accidents have occurred in the past, and the related losses and liability claims have been covered by insurance subject to deductible, self-insured retention and loss sensitive factors.
On November 6, 2017, the Huntington National Bank (“Huntington”) filed suit against the Company and Bristow U.S. LLC in the U.S. District Court for the Southern District of New York (the “Southern District of New York Court”). Huntington alleges violation of an addendum of a lease agreement for failure to arrange for the enrollment of the aircraft engines in a maintenance agreement and seeks approximately $2.5 million in damages. We submitted a counterclaim for approximately $100,000 of costs related to storage, maintenance and insurance of the aircraft following the expiration of the lease. On March 1, 2019, the Southern District of New York Court denied Huntington’s motion for summary judgment. We initiated discovery; however, on May 16, 2019, the proceedings were stayed as a result of the Chapter 11 Cases. Huntington filed a claim in the bankruptcy proceedings for the damages alleged in its initial lawsuit and for damages allegedly incurred as a result of Bristow returning a second leased aircraft. The Company, Bristow U.S. LLC, and Huntington entered into a Settlement Agreement on October 17, 2019 that provides a framework for resolution of Huntington’s claims with respect to both leased aircraft.  The Bankruptcy Court approved the settlement on October 23, 2019.
Two purported class action complaints, Kokareva v. Bristow Group Inc., Case No. 4:19-cv-0509 and Lilienfield v. Bristow Group Inc., Case No. 4:19-cv-1064, were filed in the U.S. District Court for the Southern District of Texas (the “Southern District of Texas Court”) on February 14, 2019 and March 21, 2019, respectively. The complaints, which also name Jonathan E. Baliff and L. Don Miller as defendants, allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), arising out of the Company’s disclosures and alleged failure to make timely disclosure of inadequate monitoring control processes related to non-financial covenants within certain of its secured financing and lease agreements. On May 17, 2019, the Southern District of Texas Court appointed BRS Investor Group as Lead Plaintiff and consolidated both actions under Kokareva v. Bristow Group Inc., Case No. 4:19-cv-0509. When the Company filed the Chapter 11 Cases on May 11, 2019, the litigation against the Company was automatically stayed. When the Company emerged from bankruptcy, all the claims against the Company were released, but the case is still proceeding against the individual defendants. Plaintiffs filed a Consolidated Amended Complaint on November 4, 2019, and defendants have until January 3, 2020 to file a response. The defendants believe that the claims are without merit and intend to vigorously defend against them.
On June 7, 2019, Marilyn DeVault filed a Stockholder Derivative Complaint against Thomas N. Amonett, Gaurdie Banister Jr., Ian A. Godden, Lori A. Gobillot, A. William Higgins, Thomas C. Knudson, Biggs C. Porter, Jonathan E. Baliff, Stephen A. King, Matthew Masters, David C. Gompert, Bruce H. Stover, L. Don Miller, and Brian J. Allman (the “Derivative Defendants”) in the United States District Court for the District of Delaware. The complaint alleges breaches of fiduciary duties and violations of Section 10(b) of the Exchange Act arising out of Company disclosures and failing to have adequate monitoring control processes related to non-financial covenants within certain of our secured financing and lease agreements. The complaint also alleges waste of corporate assets, gross mismanagement, and unjust enrichment. On July 19, 2019, the parties submitted a Joint Stipulation to stay the case pending the resolution of any motion to dismiss filed in the actions in the Southern District of Texas Court. The Derivative Defendants believe that the claims are without merit and intend to vigorously defend against them.
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

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 9 — LEASES
As discussed in Note 1, we adopted ASC 842 on a prospective basis on April 1, 2019 and used the effective date as the date of initial application. Therefore, prior period financial information has not been adjusted and continues to be reflected in accordance with our historical accounting policies. The lease standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months.
We elected to adopt the “package of practical expedients”, which allows us to carry forward historical assessments of whether existing agreements contain a lease, classification of existing lease agreements, and treatment of initial direct lease costs. We also elected to account for non-lease and lease components as a single lease component for all asset classes and exclude short-term leases (those with terms of 12 months or less) from balance sheet presentation.
The adoption of this accounting standard had the effects specified in Note 1.
Accounting Policy for Leases
We determine if an arrangement is a lease at inception. All of our leases are operating leases and are recorded in ROU assets, accounts payable and operating lease liabilities in our condensed consolidated balance sheet as of June 30, 2019.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligations to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of a lease based on the present value of lease payments over the lease term. We use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. Our lease terms may include options to extend or terminate the lease. The lease term includes options to extend when we are reasonably certain to exercise the option. We are not, however, reasonably certain that we will exercise any option(s) to extend at commencement of a lease as each extension would be based on the relevant facts and circumstances at the time of the decision to exercise or not exercise an extension option, and as such, they have not been included in the remaining lease terms. We will evaluate the impact of lease extensions, if and when the exercise of an extension option is probable.
Overview
We have non-cancelable operating leases in connection with the lease of certain equipment, including leases for aircraft, and land and facilities used in our operations. The related lease agreements, which range from non-cancelable and month-to-month terms, generally provide for fixed monthly rentals, and can also include renewal options. We generally pay all insurance, taxes, and maintenance expenses associated with these leases, and these costs are not included in the lease liability and are recognized in the period in which they are incurred.
The aircraft leases range from base terms of up to 180 months with renewal options of up to 240 months in some cases, include purchase options upon expiration and some include early purchase options. The leases contain terms customary in transactions of this type, including provisions that allow the lessor to repossess the aircraft and require us to pay a stipulated amount if we default on our obligations under the agreements. The following is a summary of the terms related to aircraft leased under operating leases with original or remaining terms in excess of one year as of June 30, 2019:

End of Lease Term	Number of Aircraft
Nine months ending March 31, 2019 to fiscal year 2020	28
Fiscal year 2021 to fiscal year 2023	24
Fiscal year 2024 to fiscal year 2025	1
53

Rent expense incurred under all operating leases was $52.2 million and $50.1 million for the three months ended June 30, 2019 and 2018, respectively. For the three months ended June 30, 2019, a portion of the total operating lease expense relating to short-term leases was $0.3 million. Rent expense incurred under operating leases for aircraft was $46.4 million and $44.1 million for the three months ended June 30, 2019 and 2018, respectively.

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Operating leases as of June 30, 2019 were as follows (in thousands):

Operating lease right-of-use assets	$187,961

Current portion of operating lease liabilities	$90,946
Operating lease liabilities	103,567
Total operating lease liabilities	$194,513

Three Months Ended June 30, 2019
Cash paid for operating leases	$36,650
ROU assets obtained in exchange for lease obligations	$48,068
Weighted average remaining lease term	4 years
Weighted average discount rate	7.14%
As of June 30, 2019, aggregate future payments under all non-cancelable operating leases that have initial or remaining terms in excess of one year, including leases for 53 aircraft, are as follows (in thousands):

	Aircraft	Other	Total
Fiscal year ending March 31,
2020	$71,103	$9,550	$80,653
2021	39,428	10,622	50,050
2022	26,713	9,601	36,314
2023	7,479	8,586	16,065
2024	205	8,345	8,550
Thereafter	—	27,748	27,748
	$144,928	$74,452	$219,380

We lease six S-92 model aircraft and one AW139 model aircraft from VIH Aviation Group, which is a related party due to common ownership of Cougar Helicopters Inc. (“Cougar”) and paid lease fees of $4.5 million and $5.0 million during the three months ended June 30, 2019 and 2018, respectively. Additionally, we lease a facility in Galliano, Louisiana from VIH Helicopters USA, Inc., another related party due to common ownership of Cougar, and paid $0.1 million in lease fees during both the three months ended June 30, 2019 and 2018.
In April and May 2019, we returned our remaining four H225 leased aircraft and paid $4.3 million in lease return costs. We owe an additional $2.8 million in lease return costs, $9.7 million in future rent and $9.4 million in deferred rent related to these four H225 lease returns. These amounts are included in liabilities subject to compromise in our condensed consolidated balance sheet as of June 30, 2019. Also, we reduced our right-of-use assets by $11.9 million and operating lease liabilities by $12.4 million in connection with these lease returns. For further information regarding the Omnibus Agreement, see Note 5.
In June 2019, we rejected ten aircraft leases including nine S-76C+s and one S-76D and recorded $26.1 million of lease termination costs, net. Also, in connection with these ten aircraft lease returns, we reduced our right-of-use assets by $18.6 million and operating lease liabilities by $20.2 million. On October 31, 2019, as part of the Amended Plan, we settled and paid these liabilities in full for $3.9 million.
In September 2019, we rejected the lease for our corporate headquarters in Houston, Texas. As of September 30, 2019, we recorded an allowed claim of $5.3 million, which was settled and paid in full for $0.6 million on October 31, 2019, as part of the Amended Plan. Also, in connection with the corporate lease rejection, as of September 30, 2019 we reduced our right-of-use assets by $13.2 million and operating lease liabilities by $18.9 million.

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 10 — TAXES
Our provision for income taxes for the interim period ended June 30, 2019 was prepared using a discrete effective tax rate method. Historically, we calculated our provision for income taxes during interim reporting periods by applying the estimated annual income tax rate for the full fiscal year to income from continuing operations, excluding discrete items, for the reporting period. We determined that since small changes in estimated pre-tax income or loss would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate of income taxes for the quarter ended June 30, 2019. We will continue to evaluate income tax estimates under the historical method in subsequent quarters and employ a discrete effective tax rate method if warranted. During the three months ended June 30, 2019 and 2018, our effective tax rate was 8.4% and 8.2%, respectively. The effective tax rate for the three months ended June 30, 2019 and 2018 were impacted by valuation allowances against future realization of foreign tax credits and net operating losses in certain foreign jurisdictions.
The relationship between our provision for or benefit from income taxes and our pre-tax book income can vary significantly from period to period considering, among other factors, (a) the overall level of pre-tax book income, (b) changes in the blend of income that is taxed based on gross revenues or at high effective tax rates versus pre-tax book income or at low effective tax rates and (c) our geographical blend of pre-tax book income. Consequently, our income tax expense or benefit does not change proportionally with our pre-tax book income or loss. Significant decreases in our pre-tax book income typically result in higher effective tax rates, while significant increases in pre-tax book income can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above. The change in our effective tax rate excluding discrete items for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily related to changes in the blend of earnings taxed in relatively high taxed jurisdictions versus low taxed jurisdictions. Additionally, our valuation allowance decreased by $0.3 million and increased $1.0 million for the three months ended June 30, 2019 and 2018, respectively, which also impacted our effective tax rate.
As of June 30, 2019, there were $4.0 million of unrecognized tax benefits, all of which would have an impact on our effective tax rate if recognized.

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 11 — EMPLOYEE BENEFIT PLANS
Pension Plans
The components of net periodic pension cost other than the service cost component are included in other income (expense), net on our condensed consolidated statement of operations. The following table provides a detail of the components of net periodic pension cost (in thousands):

	Three Months Ended June 30,
	2019	2018
Service cost for benefits earned during the period	$159	$219
Interest cost on pension benefit obligation	2,919	3,364
Expected return on assets	(4,005)	(4,434)
Prior service costs	35	—
Amortization of unrecognized losses	2,061	2,057
Net periodic pension cost	$1,169	$1,206
The current estimates of our cash contributions to our defined benefit pension plans to be paid in fiscal year 2020 are $16.1 million, of which $3.9 million was paid during the three months ended June 30, 2019. The weighted-average expected long-term rate of return on assets for our U.K. pension plans as of March 31, 2019 was 3.4%.
Incentive Compensation
Prior to May 11, 2019, stock-based awards were made under the Bristow Group Inc. 2007 Long-Term Incentive Plan (the “2007 Plan”). A maximum of 10,646,729 shares of common stock were reserved. Awards granted under the 2007 Plan were in the form of stock options, stock appreciation rights, shares of restricted stock, other stock-based awards (payable in cash or common stock) or performance awards, or any combination thereof, and were made to outside directors, employees or consultants. As of June 30, 2019, 2,286,944 shares remained available for grant under the 2007 Plan.
We have a number of other incentive and stock option plans which are described in Note 10 to our fiscal year 2019 Financial Statements.
Total stock-based compensation expense, which includes stock options and restricted stock, totaled $0.8 million and $1.7 million for the three months ended June 30, 2019 and 2018, respectively. Stock-based compensation expense has been allocated to our various regions.
No stock-based compensation was awarded in fiscal year 2020 under the 2007 Plan. The 2007 Plan and all awards thereunder were cancelled effective upon emergence from bankruptcy on October 31, 2019. See Note 2 for further details on fiscal year 2020 incentive compensation awards.
In addition to the key employee incentive plans approved by the Bankruptcy Court described in Note 2, we made retention payments in April and October 2019 totaling $3.2 million to non-executives and retention payments in April 2019 totaling $3.1 million to executives and made $3.5 million of payments for the first quarter fiscal year 2020 management incentive plan in May 2019.

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 12 — EARNINGS PER SHARE AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Earnings per Share
Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share excludes options to purchase shares and restricted stock awards, which were outstanding during the period but were anti-dilutive, as follows:

	Three Months Ended June 30,
	2019	2018
Options:
Outstanding	3,197,023	2,849,429
Weighted average exercise price	$26.56	$35.43
Restricted stock awards:
Outstanding	684,324	567,143
Weighted average price	$8.01	$14.54
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
	2019	2018
Loss (in thousands):
Loss available to common stockholders – basic	$(169,246)	$(31,864)
Loss available to common stockholders – diluted	$(169,246)	$(31,864)
Shares:
Weighted average number of common shares outstanding – basic	35,918,916	35,629,741
Net effect of dilutive stock options and restricted stock awards based on the treasury stock method	—	—
Weighted average number of common shares outstanding – diluted (1)	35,918,916	35,629,741

Basic loss per common share	$(4.71)	$(0.89)
Diluted loss per common share	$(4.71)	$(0.89)
_____________

(1)
Potentially dilutive shares issuable pursuant to our warrant transactions entered into concurrently with the issuance of our 4½% Convertible Senior Notes (the “Warrant Transactions”) were not included in the computation of diluted income per share for the three months ended June 30, 2019 and 2018, because to do so would have been anti-dilutive. For further details on the Warrant Transactions, see Note 5 in our fiscal year 2019 Financial Statements.

 Pursuant to the Amended Plan, upon the Effective Date all existing equity interests in the Company were cancelled and discharged, including the options and restricted stock awards.

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accumulated Other Comprehensive Loss
The following table sets forth the changes in the balances of each component of accumulated other comprehensive loss (in thousands):

	Currency Translation Adjustments	Pension Liability Adjustments (1)	Unrealized gain (loss) on cash flow hedges (2)	Total
Balance as of March 31, 2019	$(137,867)	$(189,734)	$(388)	$(327,989)
Other comprehensive income before reclassification	16,888	—	485	17,373
Reclassified from accumulated other comprehensive income	—	—	(11)	(11)
Net current period other comprehensive income	16,888	—	474	17,362
Foreign exchange rate impact	(5,280)	5,280	—	—
Balance as of June 30, 2019	$(126,259)	$(184,454)	$86	$(310,627)
_____________

(1)	Reclassification of amounts related to pension liability adjustments are included as a component of net periodic pension cost.

(2)	Reclassification of amounts related to cash flow hedges were included as direct costs.

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 13 — SEGMENT INFORMATION
We conduct our business in one segment: industrial aviation services. The industrial aviation services global operations are conducted primarily through two hubs that include four regions as follows: Europe Caspian, Africa, Americas and Asia Pacific. The Europe Caspian region comprises all our operations and affiliates in Europe and Central Asia, including Norway, the U.K. and Turkmenistan. The Africa region comprises all our operations and affiliates on the African continent, including Nigeria and Egypt. The Americas region comprises all our operations and affiliates in North America and South America, including Brazil, Canada, Guyana, Trinidad and the U.S. Gulf of Mexico. The Asia Pacific region comprises all our operations and affiliates in Australia and Southeast Asia. Prior to the sale of BHLL and Aviashelf during the three months ended June 30, 2019, we had operations in Sakhalin, Russia which is included in our Asia Pacific region.
The following tables show region information for the three months ended June 30, 2019 and 2018 and as of June 30 and March 31, 2019, where applicable, reconciled to consolidated totals, and prepared on the same basis as our condensed consolidated financial statements (in thousands):

	Three Months Ended June 30,
	2019	2018
Region revenue from external customers:
Europe Caspian	$188,594	$218,500
Africa	49,516	36,416
Americas	56,990	51,367
Asia Pacific	37,811	60,196
Corporate and other	265	189
Total region revenue (1)	$333,176	$366,668
Intra-region revenue:
Europe Caspian	$1,044	$1,680
Africa	122	—
Americas	1,311	1,637
Asia Pacific	44	—
Corporate and other	—	1
Total intra-region revenue	$2,521	$3,318
Consolidated revenue:
Europe Caspian	$189,638	$220,180
Africa	49,638	36,416
Americas	58,301	53,004
Asia Pacific	37,855	60,196
Corporate and other	265	190
Intra-region eliminations	(2,521)	(3,318)
Total consolidated revenue (1)	$333,176	$366,668
_____________

(1)
The above table represents disaggregated revenue from contracts with customers except for $8.4 million of revenue included in totals ($0.3 million from Europe Caspian, $8.0 million from Americas and $0.1 million from Asia Pacific) for the three months ended June 30, 2019 and $19.8 million of revenue included in totals ($13.0 million from Europe Caspian, $6.7 million from Americas and $0.1 million from Asia Pacific) for the three months ended June 30, 2018. For further details on revenue recognition, see Note 3.

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended June 30,
	2019	2018
Earnings from unconsolidated affiliates, net of losses – equity method investments:
Europe Caspian	$171	$25
Americas	2,176	(1,437)
Corporate and other	—	(135)
Total earnings from unconsolidated affiliates, net of losses – equity method investments	$2,347	$(1,547)

Consolidated operating loss:
Europe Caspian	$11,807	$21,928
Africa	7,745	1,141
Americas	3,568	(7,343)
Asia Pacific	(12,434)	(971)
Corporate and other	(28,641)	(16,631)
Loss on disposal of assets	(3,787)	(1,678)
Total consolidated operating loss (1)	$(21,742)	$(3,554)

Depreciation and amortization:
Europe Caspian	$12,439	$12,755
Africa	4,991	3,414
Americas	6,880	6,881
Asia Pacific	3,721	4,355
Corporate and other	3,308	3,536
Total depreciation and amortization	$31,339	$30,941

	June 30, 2019	March 31, 2019
Identifiable assets:
Europe Caspian	$1,131,538	$1,070,863
Africa	349,541	325,502
Americas	667,639	661,266
Asia Pacific	249,769	255,136
Corporate and other (2)	369,468	339,832
Total identifiable assets	$2,767,955	$2,652,599

Investments in unconsolidated affiliates – equity method investments:
Europe Caspian	$360	$375
Americas	111,195	108,831
Corporate and other	2,653	2,711
Total investments in unconsolidated affiliates – equity method investments	$114,208	$111,917
_____________

(1)
Results for the three months ended June 30, 2018 were positively impacted by a reduction to rent expense of $3.5 million (included in direct costs) impacting Europe Caspian and Asia Pacific regions by $2.7 million and $0.8 million, respectively, related to OEM cost recoveries for ongoing aircraft issues. For further details, see Note 1.

(2)
Includes $48.8 million and $51.7 million of construction in progress within property and equipment on our condensed consolidated balance sheets as of June 30 and March 31, 2019, respectively, which primarily represents progress payments on aircraft to be delivered in future periods. As discussed in Note 8, in September 2019, we rejected our aircraft purchase agreement with Airbus Helicopters S.A.S. and wrote-off $30.6 million of construction in progress as of September 30, 2019.

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 14 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
The Company had registered senior notes that the Guarantor Subsidiaries fully, unconditionally, jointly and severally guaranteed. The following supplemental financial information sets forth, on a consolidating basis, the balance sheet, statement of operations, comprehensive income and cash flow information for Bristow Group Inc. (“Parent Company Only”), for the Guarantor Subsidiaries and for our other subsidiaries (the “Non-Guarantor Subsidiaries”). We have not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors. For further details on the registered senior notes, which were discharged upon the emergence from bankruptcy, see Note 5 to the fiscal year 2019 Financial Statements.
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

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2019

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue:
Third party revenue	$—	$37,799	$295,377	$—	$333,176
Intercompany revenue	—	24,677	—	(24,677)	—
	—	62,476	295,377	(24,677)	333,176
Operating expense:
Direct cost and reimbursable expense	119	41,624	232,150	—	273,893
Intercompany expenses	—	—	24,677	(24,677)	—
Prepetition restructuring charges	12,449	—	1,027	—	13,476
Depreciation and amortization	3,137	17,661	10,541	—	31,339
General and administrative	9,711	3,930	21,129	—	34,770
	25,416	63,215	289,524	(24,677)	353,478

Loss on disposal of assets	—	(476)	(3,311)	—	(3,787)
Earnings from unconsolidated affiliates, net of losses	(100,957)	—	2,347	100,957	2,347
Operating income (loss)	(126,373)	(1,215)	4,889	100,957	(21,742)
Interest expense, net	(13,367)	(5,865)	(7,089)	—	(26,321)
Reorganization items	(49,845)	(26,051)	(460)	—	(76,356)
Loss on sale of subsidiaries	—	—	(56,303)	—	(56,303)
Other income (expense), net	119	501	(4,493)	—	(3,873)

Loss before (provision) benefit for income taxes	(189,466)	(32,630)	(63,456)	100,957	(184,595)
Allocation of consolidated income taxes	20,235	(1,176)	(3,552)	—	15,507
Net loss	(169,231)	(33,806)	(67,008)	100,957	(169,088)
Net income attributable to noncontrolling interests	(15)	—	(143)	—	(158)
Net loss attributable to Bristow Group	$(169,246)	$(33,806)	$(67,151)	$100,957	$(169,246)

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2018

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue:
Third party revenue	$45	$34,135	$332,488	$—	$366,668
Intercompany revenue	—	26,517	—	(26,517)	—
	45	60,652	332,488	(26,517)	366,668
Operating expense:
Direct cost and reimbursable expense	16	41,876	254,063	—	295,955
Intercompany expenses	—	—	26,517	(26,517)	—
Depreciation and amortization	3,066	18,222	9,653	—	30,941
General and administrative	12,788	3,798	23,515	—	40,101
	15,870	63,896	313,748	(26,517)	366,997

Gain (loss) on disposal of assets	(806)	(1,160)	288	—	(1,678)
Earnings from unconsolidated affiliates, net of losses	(7,065)	—	(1,547)	7,065	(1,547)
Operating income (loss)	(23,696)	(4,404)	17,481	7,065	(3,554)
Interest expense, net	(16,379)	(6,830)	(3,935)	—	(27,144)
Other income (expense), net	134	1,075	(5,159)	—	(3,950)

Loss before (provision) benefit for income taxes	(39,941)	(10,159)	8,387	7,065	(34,648)
Allocation of consolidated income taxes	8,092	893	(6,134)	—	2,851
Net income (loss)	(31,849)	(9,266)	2,253	7,065	(31,797)
Net income attributable to noncontrolling interests	(15)	—	(52)	—	(67)
Net income (loss) attributable to Bristow Group	$(31,864)	$(9,266)	$2,201	$7,065	$(31,864)

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended June 30, 2019

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net loss	$(169,231)	$(33,806)	$(67,008)	$100,957	$(169,088)
Other comprehensive loss:
Currency translation adjustments	—	(355)	14,313	2,941	16,899
Unrealized gain on cash flow hedges	—	—	474	—	474
Total comprehensive loss	(169,231)	(34,161)	(52,221)	103,898	(151,715)

Net income attributable to noncontrolling interests	(15)	—	(143)	—	(158)
Currency translation adjustments attributable to noncontrolling interests	—	—	(11)	—	(11)
Total comprehensive income attributable to noncontrolling interests	(15)	—	(154)	—	(169)
Total comprehensive loss attributable to Bristow Group	$(169,246)	$(34,161)	$(52,375)	$103,898	$(151,884)

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended June 30, 2018

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net income (loss)	$(31,849)	$(9,266)	$2,253	$7,065	$(31,797)
Other comprehensive loss:
Currency translation adjustments	—	(886)	(81,802)	53,655	(29,033)
Unrealized gain on cash flow hedges	—	—	1,348	—	1,348
Total comprehensive loss	(31,849)	(10,152)	(78,201)	60,720	(59,482)

Net income attributable to noncontrolling interests	(15)	—	(52)	—	(67)
Currency translation adjustments attributable to noncontrolling interests	—	—	(139)	—	(139)
Total comprehensive income attributable to noncontrolling interests	(15)	—	(191)	—	(206)
Total comprehensive loss attributable to Bristow Group	$(31,864)	$(10,152)	$(78,392)	$60,720	$(59,688)

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Balance Sheet
As of June 30, 2019

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$63,169	$3,454	$105,911	$—	$172,534
Restricted cash	—	—	3,234	—	3,234
Accounts receivable	588,466	635,844	300,212	(1,297,449)	227,073
Inventories	—	35,011	79,986	—	114,997
Assets held for sale	—	1,866	(191)	—	1,675
Prepaid expenses and other current assets	9,732	1,785	31,286	—	42,803
Total current assets	661,367	677,960	520,438	(1,297,449)	562,316
Intercompany investment	1,728,477	97,435	128,543	(1,954,455)	—
Investment in unconsolidated affiliates	—	—	120,494	—	120,494
Intercompany notes receivable	137,245	11,151	115,008	(263,404)	—
Property and equipment—at cost:
Land and buildings	4,807	58,204	178,726	—	241,737
Aircraft and equipment	157,103	1,311,582	958,750	—	2,427,435
	161,910	1,369,786	1,137,476	—	2,669,172
Less: Accumulated depreciation and amortization	(50,682)	(437,973)	(405,695)	—	(894,350)
	111,228	931,813	731,781	—	1,774,822
Right-of-use assets	16,637	59,387	168,691	(56,754)	187,961
Goodwill	—	—	18,212	—	18,212
Other assets	3,762	4,131	96,257	—	104,150
Total assets	$2,658,716	$1,781,877	$1,899,424	$(3,572,062)	$2,767,955

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$474,168	$566,606	$330,896	$(1,285,776)	$85,894
Accrued liabilities	51,366	16,212	222,915	(68,340)	222,153
Short-term borrowings and current maturities of long-term debt	340,597	264,758	286,737	—	892,092
Total current liabilities	866,131	847,576	840,548	(1,354,116)	1,200,139
Long-term debt, less current maturities	33,932	—	41,857	—	75,789
Intercompany notes payable	88,573	143,233	31,598	(263,404)	—
Accrued pension liabilities	—	—	22,472	—	22,472
Other liabilities and deferred credits	3,893	3	4,184	—	8,080
Deferred taxes	40,003	26,348	17,724	—	84,075
Long-term operating lease liabilities	16,668	36,913	49,986	—	103,567
Liabilities subject to compromise	565,153	30,830	22,008	—	617,991
Stockholders’ investment:
Common stock	386	4,996	131,317	(136,313)	386
Additional paid-in-capital	862,844	29,387	284,048	(313,435)	862,844
Retained earnings	286,352	662,591	183,182	(845,773)	286,352
Accumulated other comprehensive income (loss)	78,306	—	270,088	(659,021)	(310,627)
Treasury shares	(184,796)	—	—	—	(184,796)
Total Bristow Group stockholders’ investment	1,043,092	696,974	868,635	(1,954,542)	654,159
Noncontrolling interests	1,271	—	412	—	1,683
Total stockholders’ investment	1,044,363	696,974	869,047	(1,954,542)	655,842
Total liabilities and stockholders’ investment	$2,658,716	$1,781,877	$1,899,424	$(3,572,062)	$2,767,955

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Balance Sheet
As of March 31, 2019

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$90,586	$3,205	$84,264	$—	$178,055
Accounts receivable	535,502	583,912	287,822	(1,190,445)	216,791
Inventories	—	35,331	85,977	—	121,308
Assets held for sale	—	5,541	(191)	—	5,350
Prepaid expenses and other current assets	3,734	1,001	39,274	—	44,009
Total current assets	629,822	628,990	497,146	(1,190,445)	565,513
Intercompany investment	1,829,271	97,435	131,608	(2,058,314)	—
Investment in unconsolidated affiliates	—	—	118,203	—	118,203
Intercompany notes receivable	140,659	11,151	128,410	(280,220)	—
Property and equipment—at cost:
Land and buildings	4,807	58,204	181,262	—	244,273
Aircraft and equipment	155,667	1,312,115	1,029,840	—	2,497,622
	160,474	1,370,319	1,211,102	—	2,741,895
Less: Accumulated depreciation and amortization	(47,546)	(419,983)	(440,186)	—	(907,715)
	112,928	950,336	770,916	—	1,834,180
Goodwill	—	—	18,436	—	18,436
Other assets	3,563	3,410	109,294	—	116,267
Total assets	$2,716,243	$1,691,322	$1,774,013	$(3,528,979)	$2,652,599

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$441,485	$510,911	$327,447	$(1,180,270)	$99,573
Accrued liabilities	51,071	(9,807)	119,433	(10,049)	150,648
Short-term borrowings and current maturities of long-term debt	849,524	268,559	300,547	—	1,418,630
Total current liabilities	1,342,080	769,663	747,427	(1,190,319)	1,668,851
Long-term debt, less current maturities	—	—	8,223	—	8,223
Intercompany notes payable	91,664	155,643	32,913	(280,220)	—
Accrued pension liabilities	—	—	25,726	—	25,726
Other liabilities and deferred credits	10,430	8,613	7,186	—	26,229
Deferred taxes	59,302	26,268	25,633	—	111,203
Stockholders’ investment:
Common stock	386	4,996	131,317	(136,313)	386
Additional paid-in-capital	862,020	29,387	284,048	(313,435)	862,020
Retained earnings	455,598	696,397	250,333	(946,730)	455,598
Accumulated other comprehensive income (loss)	78,306	355	255,312	(661,962)	(327,989)
Treasury shares	(184,796)	—	—	—	(184,796)
Total Bristow Group stockholders’ investment	1,211,514	731,135	921,010	(2,058,440)	805,219
Noncontrolling interests	1,253	—	5,895	—	7,148
Total stockholders’ investment	1,212,767	731,135	926,905	(2,058,440)	812,367
Total liabilities and stockholders’ investment	$2,716,243	$1,691,322	$1,774,013	$(3,528,979)	$2,652,599

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Cash Flows
Three Months Ended June 30, 2019

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash provided by (used in) operating activities	$(34,861)	$10,847	$(12,748)	$—	$(36,762)
Cash flows from investing activities:
Capital expenditures	(1,435)	(2,538)	(3,466)	—	(7,439)
Proceeds from asset dispositions	—	3,175	29	—	3,204
Cash transferred in sale of subsidiaries, net of cash received	—	—	(22,878)	—	(22,878)
Net cash provided by (used in) investing activities	(1,435)	637	(26,315)	—	(27,113)
Cash flows from financing activities:
Proceeds from borrowings	37,500	—	38,085	—	75,585
Debt issuance costs	(5,008)	—	(5,008)	—	(10,016)
Repayment of debt	—	(1,701)	(4,120)	—	(5,821)
Increases (decreases) in cash related to intercompany advances and debt	(23,613)	(9,534)	33,147	—	—
Net cash provided by (used in) financing activities	8,879	(11,235)	62,104	—	59,748
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	1,840	—	1,840
Net increase (decrease) in cash, cash equivalents and restricted cash	(27,417)	249	24,881	—	(2,287)
Cash, cash equivalents and restricted cash at beginning of period	90,586	3,205	84,264	—	178,055
Cash, cash equivalents and restricted cash at end of period	$63,169	$3,454	$109,145	$—	$175,768

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Cash Flows
Three Months Ended June 30, 2018

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash provided by (used in) operating activities	$(32,865)	$11,992	$(23,246)	$—	$(44,119)
Cash flows from investing activities:
Capital expenditures	(654)	(1,453)	(6,788)	—	(8,895)
Proceeds from asset dispositions	—	7,432	342	—	7,774
Net cash provided by (used in) investing activities	(654)	5,979	(6,446)	—	(1,121)
Cash flows from financing activities:
Proceeds from borrowings	—	—	387	—	387
Debt issuance costs	(421)	(32)	(1,925)	—	(2,378)
Repayment of debt	—	(5,262)	(8,932)	—	(14,194)
Dividends received (paid)	162,941	1,649	(164,590)	—	—
Increases (decreases) in cash related to intercompany advances and debt	(162,519)	(21,716)	184,235	—	—
Partial prepayment of put/call obligation	(14)	—	—	—	(14)
Repurchases for tax withholdings on vesting of equity awards	(1,484)	—	—	—	(1,484)
Issuance of Common Stock	2,830	—	—	—	2,830
Net cash provided by (used in) financing activities	1,333	(25,361)	9,175	—	(14,853)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,580)	—	(3,580)
Net decrease in cash and cash equivalents	(32,186)	(7,390)	(24,097)	—	(63,673)
Cash and cash equivalents at beginning of period	277,176	8,904	94,143	—	380,223
Cash and cash equivalents at end of period	$244,990	$1,514	$70,046	$—	$316,550

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 (the “fiscal year 2019 Annual Report”), and the MD&A contained therein. In the discussion that follows, the terms “Current Quarter” and “Comparable Quarter” refer to the three months ended June 30, 2019 and 2018, respectively. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ending March 31, 2020 is referred to as “fiscal year 2020.”
Forward-Looking Statements
This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements about our future business, strategy, operations, capabilities and results; financial projections; plans and objectives of our management; expected actions by us and by third parties, including our customers, competitors, vendors and regulators; and other matters. Some of the forward-looking statements can be identified by the use of words such as “believes”, “belief”, “forecasts”, “expects”, “plans”, “anticipates”, “intends”, “projects”, “estimates”, “may”, “might”, “will”, “would”, “could”, “should” or other similar words; however, all statements in this Quarterly Report, other than statements of historical fact or historical financial results, are forward-looking statements.
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
You should consider the following key factors when evaluating these forward-looking statements:

•
risks and uncertainties relating to our Chapter 11 Cases (as defined herein), including but not limited to: the effects of the Chapter 11 Cases on the Company and our various constituents; the impact of Bankruptcy Court (as defined herein) rulings in the Chapter 11 Cases; attendant risks associated with restrictions on our ability to pursue our business strategies; the potential adverse effects of the Chapter 11 Cases on our liquidity; the potential material adverse effect of claims that are not discharged in the Chapter 11 Cases; uncertainty regarding our ability to retain key personnel; and uncertainty and continuing risks associated with our ability to achieve our stated goals and continue as a going concern;

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
The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. For a more detailed description of risk factors, please see the risks and uncertainties described under Item 1A. “Risk Factors” included in the fiscal year 2019 Annual Report.
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
On May 11, 2019 (the “Petition Date”), Bristow Group Inc. and certain of its subsidiaries: BHNA Holdings Inc., Bristow Alaska Inc., Bristow Helicopters Inc., Bristow U.S. Leasing LLC, Bristow U.S. LLC, BriLog Leasing Ltd. and Bristow Equipment Leasing Ltd. (together, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The Debtors’ Chapter 11 Cases were jointly administered under the caption In re: Bristow Group Inc., et al., Main Case No. 19-32713. During the pendency of the Chapter 11 Cases, the Debtors continued to operate their businesses and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On August 1, 2019, the Debtors filed with the Bankruptcy Court the Joint Chapter 11 Plan of Reorganization of Bristow Group Inc. and its Debtor Affiliates (the “Original Plan”) and the Disclosure Statement related thereto. On August 20, 2019, the Debtors filed with the Bankruptcy Court the Amended Joint Chapter 11 Plan of Reorganization of Bristow Group Inc. and its Debtor Affiliates (as further modified on August 22, 2019 and September 30, 2019, the “Amended Plan”) and the Disclosure Statement related thereto (as further modified on August 22, 2019, the “Amended Disclosure Statement”). On October 4, 2019, the Bankruptcy Court approved the Amended Disclosure Statement and indicated that it would confirm the Amended Plan. On October 8, 2019, the Bankruptcy Court entered an order (the “Confirmation Order”) approving the Amended Disclosure Statement and confirming the Amended Plan.
The effective date of the Amended Plan (the “Effective Date”) occurred on October 31, 2019.
We expect our financial results to continue to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the filing of the Chapter 11 Cases. In addition, we have incurred significant professional fees and other costs in connection with the Chapter 11 Cases.

General
We are the leading global industrial aviation services provider based on the number of aircraft operated. We have a long history in industrial aviation services through Bristow Helicopters Ltd. (“Bristow Helicopters”) and Offshore Logistics, Inc., which were founded in 1955 and 1969, respectively. We have major transportation operations in the North Sea, Nigeria and the U.S. Gulf of Mexico, and in most of the other major offshore energy producing regions of the world, including Australia, Brazil, Canada, Guyana and Trinidad. We provide commercial SAR services in Australia, Canada, Guyana, Norway, Trinidad and the United States. We provide public sector SAR services in the U.K. on behalf of the Maritime & Coastguard Agency. We also provide regional fixed wing scheduled and charter services in the Nigeria and Australia through our consolidated affiliate, Capiteq Limited, operating under the name of Airnorth. These operations support our primary industrial aviation services operations in those markets, creating a more integrated logistics solution for our customers. We also provided regional fixed wing scheduled and charter services in the U.K. through a consolidated affiliate, Eastern Airways International Limited (“Eastern Airways”), until our disposal of Eastern Airways on May 10, 2019.
During the Current Quarter, we generated approximately 71% of our consolidated operating revenue from external customers from oil and gas operations, approximately 18% from U.K. SAR operations and approximately 11% from fixed wing services, including charter and scheduled airline services that support our global helicopter operations.
We conduct our business in one segment: industrial aviation services. The industrial aviation services segment operations are conducted primarily through two hubs that include four regions:

•	Europe Caspian,

•	Africa,

•	Americas, and

•	Asia Pacific.
We primarily provide industrial aviation services to a broad base of major integrated, national and independent offshore energy companies. Our customers charter our helicopters primarily to transport personnel between onshore bases and offshore production platforms, drilling rigs and other installations. To a lesser extent, our customers also charter our helicopters to transport time-sensitive equipment to these offshore locations. These customers’ operating expenditures in the production sector are the principal source of our revenue, while their exploration and development capital expenditures provide a lesser portion of our revenue. The customers for SAR services include both the oil and gas industry, where our revenue is primarily dependent on our customers’ operating expenditures, and governmental agencies, where our revenue is dependent on a country’s desire to privatize SAR and enter into long-term contracts. As of June 30, 2019, we operated 216 aircraft (including 155 owned aircraft and 61 leased aircraft; one of the owned aircraft is held for sale and our unconsolidated affiliates operated 111 aircraft in addition to those aircraft leased from us.
The chart below presents (1) the number of aircraft in our fleet and their distribution among the regions of our industrial aviation services segment as of June 30, 2019; (2) the number of helicopters which we had on order or under option as of June 30, 2019; and (3) the percentage of operating revenue which each of our regions provided during the Current Quarter. For additional information regarding our commitments and options to acquire aircraft, see Note 8 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Percentage of Current Quarter Operating Revenue	Aircraft in Consolidated Fleet
		Helicopters			Fixed Wing (1)		Unconsolidated Affiliates (4)
		Small	Medium	Large		Total (2)(3)		Total
Europe Caspian	57%	—	12	77	—	89	—	89
Africa	15%	1	25	7	4	37	44	81
Americas	17%	20	30	12	—	62	67	129
Asia Pacific	11%	—	7	7	14	28	—	28
Total	100%	21	74	103	18	216	111	327
Aircraft not currently in fleet: (5)
On order		—	—	26	—	26
Under option		—	—	—	—	—
_____________

(1)	Airnorth operates a total of 14 fixed wing aircraft, which are included in the Asia Pacific region.

(2)	Includes one medium aircraft held for sale in our Americas region and 61 leased aircraft as follows:

	Leased Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Fixed Wing	Total
Europe Caspian	—	1	37	—	38
Africa	—	1	3	3	7
Americas	2	4	3	—	9
Asia Pacific	—	2	1	4	7
Total	2	8	44	7	61

(3)	The average age of our helicopter fleet was approximately ten years as of June 30, 2019.

(4)
The 111 aircraft operated by our unconsolidated affiliates do not include those aircraft leased from us. Includes 43 helicopters (primarily medium) and 23 fixed wing aircraft owned and managed by Líder Táxi Aéreo S.A. (“Líder”), our unconsolidated affiliate in Brazil included in the Americas region, and 36 helicopters and eight fixed wing aircraft owned by Petroleum Air Services, our unconsolidated affiliate in Egypt included in the Africa region, and one helicopter operated by Cougar Helicopters Inc. (“Cougar”), our unconsolidated affiliate in Canada.

(5)
This table does not reflect aircraft which our unconsolidated affiliates may have on order or under option. In October 2019, the Bankruptcy Court approved our agreement with Airbus Helicopters S.A.S. to reject our aircraft purchase contract for 22 large aircraft. The four AW189 U.K. SAR configured aircraft on order were being leased as of March 31, 2019. One of the AW189s was purchased in August 2019 and one of the AW189s was purchased in October 2019.

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

	Current Quarter (1)	Fiscal Year Ended March 31,
		2019	2018	2017	2016	2015
LACE	145	160	172	174	162	166
LACE Rate (in millions)	$7.87	$6.94	$6.74	$6.55	$8.60	$9.26
_____________

(1)	LACE rate is annualized.

The following table presents the distribution of LACE helicopters owned and leased, and the percentage of LACE leased as of June 30, 2019. The percentage of LACE leased is calculated by taking the total LACE for leased commercial helicopters divided by the total LACE for all commercial helicopters we operate, including both owned and leased.

	LACE
	Owned Aircraft	Leased Aircraft	Percentage of LACE leased
Europe Caspian	46	38	45%
Africa	16	4	18%
Americas	26	6	17%
Asia Pacific	9	2	19%
Total	96	49	34%
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
We intend to pursue value-added acquisitions with a focus on oil and gas transportation and SAR that do not just make us bigger but better; that generate cost efficiencies that position us to thrive in an economy that is undergoing long-term structural change. We may also divest portions of our business or assets to narrow our product lines and reduce our operational footprint to reduce leverage and improve return on capital and liquidity.
We also intend to continue to utilize portfolio and fleet optimization. During the Chapter 11 Cases, we leveraged relief available to us under Chapter 11. Consistent with our ongoing process to rationalize and simplify our business and global aircraft fleet, we sold 11, 8 and 2 aircraft in fiscal years 2018 and 2019 and Current Quarter for proceeds of $48.3 million, $11.0 million and $3.2 million, respectively. As of June 30, 2019, we had one aircraft held for sale and the average age of our fleet is approximately ten years. During the Current Quarter, we returned four H225s under an agreement with a lessor and rejected and returned leases under Chapter 11 protection for nine S-76C+s and one S-76D. Also, we disposed of Eastern Airways on May 10, 2019.

Market Outlook
Our core business is providing industrial aviation services to the worldwide oil and gas industry. We also provide public and private sector SAR services and fixed wing transportation services. Our global operations and critical mass of helicopters provide us with geographic and customer diversity which helps mitigate risks associated with a single market or customer.
The oil and gas business environment has experienced significant volatility since fiscal year 2015. Brent crude oil prices declined from approximately $106 per barrel as of July 1, 2014 to a low of approximately $26 per barrel in February 2016. A recovery in Brent crude oil prices followed to approximately $77 per barrel as of June 27, 2018 with another decline to approximately $44 per barrel as of December 27, 2018. Brent crude oil prices were approximately $58 per barrel as of June 30, 2019. The decrease in oil prices beginning in fiscal year 2015 was driven by increased global supply primarily from unconventional oil resources in the U.S. Permian Basin and forecasts of reduced demand for crude oil resulting from weaker global economic growth in many regions of the world. The oil price decline negatively impacted the cash flow of our customers and resulted in their implementation of measures to reduce operational and capital costs, negatively impacting helicopter activity beginning in fiscal year 2015. These cost reductions have continued into fiscal year 2019 and have impacted both the offshore production and the offshore exploration activity of our customers resulting in a change in the industry with continued focus on supply chain efficiencies without a similar offsetting decease to our maintenance costs. The largest share of our revenue relates to oil and gas production; however, our largest contract, the contract with the U.K. Department for Transport (the “DfT”) to provide public sector SAR services for all of the U.K. (the “U.K. SAR contract”), is not directly impacted by declining oil prices. The significant drop in the price of crude oil resulted in the rescaling, delay or cancellation of planned offshore projects and has negatively impacted our operations and could continue to negatively impact our operations in future periods.
To further reduce costs and make offshore drilling more economical, the industry is implementing technology-driven solutions that could result in increased transportation needs initially but could result in decreased activity once complete. Recently, we have seen opportunities for market share gains rather than increased activity. Our oil and gas markets remain competitive as material cost reductions and technological improvements have taken place in the offshore supply chain. The continued volatility of oil prices combined with the excess supply of aircraft could continue to impact the price and demand for helicopters and may continue to have a material impact on our financial position, cash flow and results of operations.
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
On the Petition Date, the Debtors filed the Chapter 11 Cases in the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code. The Debtors’ Chapter 11 Cases were jointly administered under the caption In re: Bristow Group Inc., et al., Main Case No. 19-32713. During the pendency of the Chapter 11 Cases, the Debtors continued to operate their businesses and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On August 1, 2019, the Debtors filed with the Bankruptcy Court the Original Plan and the Disclosure Statement related thereto. On August 20, 2019, the Debtors filed with the Bankruptcy Court the Amended Plan and the Amended Disclosure Statement. On October 4, 2019, the Bankruptcy Court approved the Amended Disclosure Statement and indicated that it would confirm the Amended Plan. On October 8, 2019, the Bankruptcy Court entered the Confirmation Order approving the Amended Disclosure Statement and confirming the Amended Plan.
The Effective Date occurred on October 31, 2019.

The effects of offshore oil and gas market pressures have been felt by nearly all companies in the helicopter service industry. Including the Debtors’ Chapter 11 Cases, there have been five large Chapter 11 proceedings involving helicopter services and leasing companies in the last few years.
Recent Events
Restructuring Support Agreement — On May 10, 2019, we entered into a restructuring support agreement (“the Initial RSA”) with (i) certain holders of the 8.75% Senior Secured Notes due 2023 (the “8.75% Senior Secured Notes”) and (ii) the guarantors of the 8.75% Senior Secured Notes (the “Secured Guarantors”), to support a restructuring of the Company (the “Restructuring”). On June 27, 2019, we entered into an amendment and restatement of the Initial RSA. On July 24, 2019, we entered into the second amendment and restatement thereof (as so amended and restated, the “Second Amended RSA”) with a group of holders representing approximately 99.3% of the 8.75% Senior Secured Notes (the “Supporting Secured Noteholders”), the Secured Guarantors and a group of holders representing approximately 73.6% (the “Supporting Unsecured Noteholders” and, together with the Supporting Secured Noteholders, the “Supporting Noteholders”) of the 6¼% Senior Notes due 2022 (the “6¼% Senior Notes”) and the 4½% Convertible Senior Notes due 2023 (the “4½% Convertible Senior Notes”) combined (together, the “Unsecured Notes”). The Second Amended RSA contemplated implementation of the Restructuring on the amended terms set forth in the term sheet contained in an exhibit to the Second Amended RSA (the “Restructuring Term Sheet”) pursuant to the Amended Plan and the various related transactions set forth in or contemplated by the Restructuring Term Sheet, the term sheet for the DIP Credit Agreement (as defined herein) and the other restructuring documents attached to the Second Amended RSA.
Pursuant to the terms of the Second Amended RSA and the Restructuring Term Sheet:

•
holders of claims arising from the Unsecured Notes (the “Unsecured Notes Claims”) would receive their pro rata share of (i) if they are accredited investors, (x) new common stock, par value $0.0001 (the “New Common Stock”), and new preferred stock, par value $0.0001 (the “New Preferred Stock” and, together with the New Common Stock, the “New Stock”), of the Company, as reorganized pursuant to the Amended Plan (the “Reorganized Company”) equal to 11% of the New Stock (the “Unsecured Equity Pool”), subject to dilution for the management incentive plan and (v) up to $347.5 million of the Rights Offering (the “Unsecured Rights”), or (ii) if they are not accredited investors, the Unsecured Cash Pool (as defined below) and, in each case, the Unsecured Notes will be cancelled and discharged;

•
holders of claims arising from the 8.75% Senior Secured Notes (the “Secured Notes Claims”) would receive payment of their Secured Notes Claims in full consisting of (i) cash equal to 97% of their Secured Notes Claims, plus (ii) their pro rata share of up to $37.5 million of the Rights Offering (the “Secured Rights”), and the 8.75% Senior Secured Notes will be cancelled and discharged;

•
holders of unsecured claims (other than the Unsecured Notes Claims and general unsecured trade vendor claims) (the “General Unsecured Claims”) would receive their pro rata share of (i) if they are accredited investors, at their option, (a) the Unsecured Equity Pool and (b) the Unsecured Rights or (ii) if they are accredited investors who decline the treatment set forth in the preceding clause (i) or if they are not accredited investors, cash in an amount agreed upon by the Company and the Required Backstop Parties (as defined in the Second Amended RSA) (the “Unsecured Cash Pool”), distributed pro rata to all holders of General Unsecured Claims who opt to receive cash under this clause (ii);

•
holders of claims under the 2019 Term Loan (as defined herein) would either receive payment in cash in full or have their commitments with respect to the 2019 Term Loan replaced, or amended and reinstated, in any case secured by a first lien on substantially all assets of the Company, with the same maturity and interest rate as in the 2019 Term Loan, and the 2019 Term Loan will be cancelled and discharged;

•	holders of claims under the New DIP Facility were expected to be satisfied and discharged in full in exchange for New Stock;

•
an ad hoc group of holders of the Unsecured Notes (the “Unsecured Notes Ad Hoc Group”) and an ad hoc group of holders of the 8.75% Senior Secured Notes (the “Secured Notes Ad Hoc Group”) agreed to backstop $347.5 million and $37.5 million, respectively, of a total $385 million new money rights offering (the “Rights Offering”) of the New Stock;

•	the existing equity interests in the Company would be cancelled and discharged;

•
the Secured Notes Ad Hoc Group and the Unsecured Notes Ad Hoc Group filed a statement affirmatively supporting the Company’s Fiscal Year 2020 Performance Incentive Plan and Fiscal Year 2020 Non-Executive Incentive Plan in the form presently before the Bankruptcy Court;

•	between 5% and 10% of the New Stock on a fully diluted basis were reserved for a Management Incentive Plan; and

•
the Debtors would conduct a marketing process to raise a senior secured or unsecured revolving, term loan or notes facility in an aggregate principal amount of at least $75 million, provided that such facility shall be used to repay the 2019 Term Loan in cash, in full.

Term Loan Agreement — On May 10, 2019, we entered into a Term Loan Credit Agreement, dated the same date (the “Term Loan Agreement”), by and among the Company and Bristow Holdings Company Ltd. III (“BHC III”), as borrowers, certain subsidiaries of the Company as guarantors party thereto, the lenders from time to time party thereto (initially, certain holders of the 8.75% Senior Secured Notes), and Ankura Trust Company, LLC, as administrative agent (the “Term Loan Agent”), for a senior secured term loan of $75 million (the “2019 Term Loan”). Immediately upon entering into the Term Loan Agreement, and prior to the Petition Date, the Company and BHC III borrowed the full amount thereunder, the net proceeds of which were used for general corporate purposes, including to fund the working capital and liquidity requirements of the Company during the pendency of the Chapter 11 Cases. The full principal amount of the 2019 Term Loan is due May 10, 2022. At the Company’s election, borrowings under the 2019 Term Loan will bear interest at either (x) the Eurodollar Rate (as defined in the Term Loan Agreement) plus 7% or (y) the Base Rate (as defined in the Term Loan Agreement) plus 6%. The initial borrowings under the 2019 Term Loan will be Eurodollar Rate loans with monthly interest payments. The 2019 Term Loan is secured by a first lien on certain specified collateral, including, among other things, equity pledges of 35% of the equity interests in certain of the Company’s first-tier foreign subsidiaries (the remaining 65% of such entities have been previously pledged under the 8.75% Senior Secured Notes), 100% of the equity of BHC III, Bristow International Panama S. de RL, and two newly formed special-purpose vehicles, as well as a junior lien on certain collateral securing the 8.75% Senior Secured Notes. The borrowers have the option in connection with the consummation of a Reorganization Plan (as defined in the Term Loan Agreement) that is satisfactory to the lenders to require that the 2019 Term Loan be converted into equity of the Company upon consummation of such Reorganization Plan, subject to certain conditions. The Term Loan Agreement contains customary pre-payment requirements.
The Term Loan Agreement contains certain customary negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s and its subsidiaries’ incurrence of additional indebtedness or liens, mergers, dispositions of assets, investments, restricted payments, modifications to material agreements, transactions with affiliates and fundamental changes. In addition, the Term Loan Agreement required that, on the delivery of each Variance Report (as defined in the Term Loan Agreement), total operating disbursements and total receipts of the Company and its subsidiaries for certain specified periods shall not exceed (with respect to disbursements) or be less than (with respect to total receipts) the aggregate amount forecasted therefor for such period by more (with respect to disbursements) or less (with respect to total receipts) than a specified percentage of the forecasted amount. The Term Loan Agreement also contains customary affirmative covenants and customary representations and warranties.
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
On August 26, 2019, in connection with the entry into the DIP Credit Agreement, we entered into Amendment No. 3 to the Term Loan Agreement (the “Third Term Loan Amendment”), dated the same date, by and among the Company, BHC III, the lenders party thereto and the Term Loan Agent. The Third Term Loan Amendment amended and restated the Term Loan Agreement in order to, among other things, permit the entry into the DIP Credit Agreement, the incurrence of indebtedness thereunder and the granting of related liens thereunder, and make certain other conforming changes.

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
In connection with the Amended Plan, on October 31, 2019, we entered into Amendment No. 5 to the Term Loan Agreement (the “Fifth Term Loan Amendment”), dated the same date, by and among the Company, BHC III, the guarantors party thereto, the lenders party thereto and the Term Loan Agent. The Fifth Term Loan Amendment amended the Term Loan Agreement in order to, among other things, (i) increase the applicable margin in respect of all outstanding term loans to 8.00% in the case of Eurodollar Rate loans and 7.00% for Base Rate loans (with increases to 9.00% and 8.00%, respectively, with respect to all such term loans outstanding after the six-month anniversary of the Effective Date), (ii) release Bristow Helicopter Group Limited from all guaranty and collateral obligations in respect of the 2019 Term Loan, (iii) modify certain negative covenants to, among other things, allow for future aircraft-related financings and related liens and investments and (iv) delete certain provisions relating to the Chapter 11 Cases, in light of the occurrence of the Effective Date of the Amended Plan, including the deletion of the requirements to (x) deliver Variance Reports (as defined in the Term Loan Agreement) and (y) ensure that total operating disbursements and total receipts of the Company and its subsidiaries for certain specified periods did not exceed (with respect to disbursements) or were not less than (with respect to total receipts) the aggregate amount forecasted therefor for such period by more (with respect to disbursements) or less (with respect to total receipts) than a specified percentage of the forecasted amount.
Rejection of HeliFleet Leases — During the Chapter 11 Cases, the Company identified cost savings to be achieved through a fleet reduction by eliminating leased helicopters that were idle, carried above-market lease payments or that could be replaced with other helicopters within Bristow’s fleet. On June 14, 2019, the Bankruptcy Court entered an order (the “HeliFleet Order”) authorizing the Debtors to reject nine separate Aircraft Lease Agreements, dated as of December 20, 2005 (as amended from time to time), entered into by Bristow U.S. LLC, as lessee, and HeliFleet 2013-01, LLC (“HeliFleet”), as lessor, expiring September 1, 2023 (the “HeliFleet Leases”). Under the HeliFleet Leases, HeliFleet was the lessor of nine S-76C+ helicopters (the “HeliFleet Helicopters”) and the engines installed thereon. Under the terms of the HeliFleet Order, Bristow U.S. LLC returned the HeliFleet Helicopters to HeliFleet.
Backstop Commitment Agreement — On July 24, 2019, the Company entered into a Backstop Commitment Agreement (the “Backstop Commitment Agreement”) with the other parties thereto (the “Commitment Parties”), pursuant to which the Commitment Parties agreed to backstop the Rights Offering of New Stock of the Reorganized Company. In accordance with the Amended Plan and certain Rights Offering procedures filed as part of the Amended Plan, the Company granted the Supporting Noteholders, including certain Commitment Parties who are Unsecured Noteholders (the “Unsecured Commitment Parties”) or Secured Noteholders (the “Secured Commitment Parties”), and holders of certain other unsecured claims (collectively with the Unsecured Noteholders, the “Unsecured Claims”), the right to purchase shares of New Stock of the Reorganized Company (the “Rights Offering Shares”), which were comprised of 91.825% of New Common Stock and 8.175% of New Preferred Stock, for an aggregate purchase price of, in the case of the Unsecured Claims, $347.5 million (the “Unsecured Rights Offering Amount”) and, in the case of the Secured Noteholders, $37.5 million (the “Secured Rights Offering Amount” and, together with the Unsecured Rights Offering Amount, the “Rights Offering Amount”)). Under the Backstop Commitment Agreement, the Commitment Parties agreed to purchase any Rights Offering Shares that were not duly subscribed for pursuant to the Rights Offering (the “Unsubscribed Shares”) at the Per Equity Share Purchase Price (as defined in the Backstop Commitment Agreement).
Under the Backstop Commitment Agreement, the Debtors agreed to pay (i) on the earlier of the closing date of the transactions contemplated by the Backstop Commitment Agreement or the termination of the Backstop Commitment Agreement, a backstop commitment fee (the “Backstop Commitment Fee”) in, at the election of the Commitment Parties, New Stock equal to 10% of (a) the Unsecured Rights Offering Amount to the Unsecured Commitment Parties and (b) the Secured Rights Offering Amount to the Secured Commitment Parties and (ii) both as promptly as reasonably practicable after entry of the BCA Approval Order (as defined in the Backstop Commitment Agreement) and on a monthly basis thereafter, all reasonably incurred and documented professional fees of the Commitment Parties. The Backstop Commitment Fee was paid in New Stock to the Commitment Parties pro rata based on the amount of their respective backstop commitments.
The rights to purchase Rights Offering Shares (excluding Unsubscribed Shares) in the Rights Offering were issued in reliance upon the exemption from the registration requirements of the Securities Act, pursuant to section 1145 of the Bankruptcy Code. A portion of the New Common Stock issued in the Rights Offering was issued in reliance upon such exemption, and a portion of the New Common Stock and all of the New Preferred Stock were issued in reliance upon the exemption from registration under the Securities Act provided by Section 4(a)(2) thereof or another available exemption from registration thereunder. The offer and sale of the Unsubscribed Shares purchased by the Commitment Parties pursuant to the Backstop Commitment Agreement were made in reliance upon the exemption from registration under the Securities Act provided by Section 4(a)(2) thereof or another available exemption from registration thereunder. As a condition to the closing of the transactions contemplated by the Backstop Commitment Agreement, the Reorganized Company entered into a registration rights agreement with certain Commitment Parties requiring the Reorganized Company to register the Commitment Parties’ securities under the Securities Act.
The Commitment Parties’ commitments to backstop the Rights Offering and the other transactions contemplated by the Backstop Commitment Agreement were conditioned upon satisfaction of all applicable conditions set forth therein. The Rights Offering Shares were issued pursuant to the Rights Offering and the Backstop Commitment Agreement on the Effective Date.
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
Debtor-in-Possession Credit Agreement — In connection with the Chapter 11 Cases and pursuant to a commitment letter between the DIP Borrowers (as defined below) and the lenders party thereto, on July 25, 2019, the Debtors filed a motion seeking, among other things, interim and final approval of the proposed Superpriority Secured Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”) among the Company, as lead borrower, BHC III, as co-borrower (together with the Company, the “DIP Borrowers”), the other Debtors and guarantors party thereto and other guarantors from time to time party thereto, the financial institutions or other entities from time to time party thereto, and Ankura Trust Company, LLC, as administrative agent and collateral agent (the “DIP Agent”). On August 21, 2019, the Bankruptcy Court entered a final order, which, among other things, approved the DIP Credit Agreement, and on August 26, 2019, the Company entered into the DIP Credit Agreement. On August 27, 2019, the Company borrowed the full amount of the DIP Credit Agreement of $150 million at an 8.5% borrowing rate, $75 million of which was used to pay down a portion of the 8.75% Senior Secured Notes discussed below and the remainder of which was to be used for general corporate purposes.
On September 30, 2019, we entered into Amendment No. 1 to the DIP Credit Agreement (the “DIP Credit Agreement Amendment”), dated the same date, among the Company, BHC III and the DIP Agent. The DIP Credit Agreement Amendment amended the DIP Credit Agreement to extend the delivery dates (i) for the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2019 until October 31, 2019 and (ii) for the Company’s unaudited consolidated financial statements for each of the fiscal quarters ended June 30, 2019 and September 30, 2019 until December 31, 2019. On October 31, 2019, we repaid borrowings under the DIP Credit Agreement in exchange for New Stock of the Reorganized Company, and the DIP Credit Agreement terminated pursuant to its terms.
Tender Offer — On August 12, 2019, we commenced a tender offer (the “Tender Offer”) to purchase for cash our outstanding 8.75% Senior Secured Notes, up to an aggregate principal amount that would not result in an aggregate purchase price (including accrued and unpaid interest to, but not including, the settlement date) that exceeded $75.0 million. On September 11, 2019, we completed the Tender Offer, purchasing $74.8 million aggregate principal amount of the 8.75% Senior Secured Notes for $74.8 million, plus accrued and unpaid interest of $0.2 million, using funds borrowed under the DIP Credit Agreement.
Fiscal Year 2020 Incentive Plans — In connection with the Chapter 11 Cases, on August 22, 2019, the Bankruptcy Court entered an order approving the Company’s Fiscal Year 2020 Performance Incentive Plan and Fiscal Year 2020 Non-Executive Incentive Plan. Effective as of the Effective Date, the Compensation Committee of the Board of Directors of the Company adopted the 2019 Management Incentive Plan and the Company adopted the Amended and Restated 2019 Management Severance Benefits Plan for U.S. Employees. For further details, see Note 2 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.
Replacement of Trustee — On May 8, 2019, pursuant to an Agreement of Resignation, Appointment and Acceptance between U.S. Bank, National Association (“U.S. Bank”) and Wilmington Trust, National Association (“Wilmington Trust”), Wilmington Trust replaced U.S. Bank as trustee, registrar, paying agent, custodian, conversion agent and bid solicitation agent under the Indenture, dated as of June 17, 2008, among the Company, the guarantors named therein and U.S. Bank (the “Base Indenture”) for both the 6¼% Senior Notes and the 4½% Convertible Senior Notes. On September 11, 2019, the Company entered into the Seventh Supplemental Indenture, dated the same date, to the Base Indenture (the “Seventh Supplemental Indenture”), pursuant to which Delaware Trust Company succeeded Wilmington Trust as trustee, registrar, paying agent, custodian, conversion agent and bid solicitation agent under the Base Indenture for the 4½% Convertible Senior Notes.
Omnibus Agreement — On October 3, 2019, the Company entered into an Omnibus Agreement (the “Omnibus Agreement”), dated the same date, among Bristow Equipment Leasing Ltd., as borrower, PK Transportation Finance Ireland Limited (“PK Transportation”), as lender, PK AirFinance S.à r.l. (“PK AirFinance”), as agent for the lender and as security trustee for the MAG Agent and the MAG Parties (each as defined in the credit agreement, dated as of July 17, 2017, among Bristow Equipment Leasing Ltd., the several banks, other financial institutions and other lenders from time to time party thereto and PK AirFinance as agent and as security trustee (as amended, the “PK Credit Agreement”)), PK AirFinance and PK Transportation. Pursuant to the Omnibus Agreement, among other matters, the parties have agreed, effective upon satisfaction of the conditions precedent set forth in the Omnibus Agreement (the “Omnibus Effective Date”), to amend the PK Credit Agreement to, among other things, extend the maturity date of the 24 loans made under the PK Credit Agreement by 18 months to January 27, 2025 and increase the principal amount of the loans in an aggregate amount of approximately $17.3 million. The Omnibus Agreement also updates the amortization schedule as of October 3, 2019 to provide that, among other things, only interest will be payable on the loans for the six months following the Omnibus Effective Date, with a balloon amount of approximately $104.2 million due on the maturity date. If the loans are refinanced by full prepayment during the six-month period following the Effective Date, no prepayment penalty will be due. Each loan is secured by an aircraft which has been pledged as collateral for the loans.
The Omnibus Agreement also provides that the Borrower Guarantee and Indemnity Cap (as defined in the PK Credit Agreement) will be reduced by the amount of increased principal when paid. In addition, the Omnibus Agreement adjusts the information covenants under the PK Credit Agreement such that the Company shall provide a copy of the annual audit report for each fiscal year for the Company and its subsidiaries as soon as available and in any event within 90 days after the end of such fiscal year of the Company (or, in the case of the fiscal year ended March 31, 2019, by October 31, 2019), and quarterly financial statements of the Company and its subsidiaries within 45 days after the end of each fiscal quarter of the Company (and, in the case of each of the fiscal quarters ended June 30, 2019 and September 30, 2019, by December 31, 2019). In the Omnibus Agreement, PK Transportation also agreed to waive certain events of default arising from breaches of covenants in other agreements as a result of the Chapter 11 Cases and failure to provide its financial statements by their required due dates.
Amendment of Macquarie Credit Agreement — On October 3, 2019, the Bankruptcy Court approved a term sheet (the “Macquarie Term Sheet”) among the Company, as guarantor, Bristow U.S. LLC, as borrower and lessee, BriLog Leasing Ltd., as lessee, Macquarie Bank Limited, as administrative agent and security agent, Macquarie Leasing LLC, as lender and owner participant, and Macquarie Rotorcraft Leasing Holdings Limited, as owner participant, pursuant to which, among other matters, the parties agreed to enter into definitive documentation at emergence for an amendment (the “Macquarie Amendment”) to the term loan credit agreement, dated as of February 1, 2017, among Bristow U.S. LLC, the several banks, other financial institutions and other lenders from time to time party thereto and Macquarie Bank Limited, as administrative agent and as security agent (the “Macquarie Credit Agreement”).
The parties entered into the Macquarie Amendment on October 31, 2019. Among other things, the Macquarie Amendment (i) extended the maturity date of the loan made under the Macquarie Credit Agreement by 12 months to March 6, 2023, (ii) adjusted the loan amortization in accordance with the newly extended maturity date, (iii) confirmed that an event of default under four or more existing leases involving parties to the Macquarie Term Sheet that remains unremedied after the applicable grace period for such an event of default will constitute an event of default under the Macquarie Credit Agreement, (iv) to the extent permitted by other debt instruments, provided for the collateralization of the obligations owed under such existing leases with the liens securing the Macquarie Credit Agreement and (v) allowed for the delivery by October 31, 2019 of the annual financial statements of the Company and its subsidiaries for the fiscal year ended March 31, 2019, and by December 31, 2019 of the quarterly financial statements of the Company and its subsidiaries for the fiscal quarters of the Company ended June 30, 2019 and September 30, 2019.
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
Eastern Airways and Humberside Airport — Bristow Helicopters, together with its legal and financial advisors, pursued various transactions to exit the Eastern Airways business, which made negative contributions to our operating income and Adjusted EBITDA in each of the last three fiscal years, including pursuing a sales process with several third parties over an extended period. On May 10, 2019, Bristow Helicopters completed the sale of all of the shares of Eastern Airways to Orient Industrial Holdings Limited (“OIHL”), an entity affiliated with Mr. Richard Lake, a director of Bristow Helicopters, pursuant to a Sale and Purchase Agreement (the “EAIL Purchase Agreement”). Pursuant to the EAIL Purchase Agreement and related agreements, Bristow Helicopters contributed approximately £17.1 million to Eastern Airways as working capital, OIHL acquired Eastern Airways, Bristow Helicopters retained its controlling ownership of the shares in Humberside International Airport Limited that it previously held through Eastern Airways. Certain intercompany balances between Bristow Helicopters and Eastern Airways were also written off. As a result of the transaction, OIHL now owns and operates Eastern Airways, which had previously operated as a separate unit within Bristow Group, and Bristow Helicopters maintains its controlling interest in Humberside Airport, from which Bristow Helicopters provides U.K. SAR services.
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
The loss on the sale of Eastern Airways for the Current Quarter of $46.9 million includes the write-off of net assets of $35.0 million and write-off of cumulative translation adjustment of $11.9 million.
Rejection and Deferral of Purchase of H175s — On May 1, 2019, we entered into an amendment to our agreement with Airbus Helicopters S.A.S. for the purchase of 22 H175 helicopters, which includes five aircraft that can be cancelled by us prior to the delivery dates. Pursuant to the amendment, the parties mutually agreed to postpone the delivery dates for such helicopters for 18 months from the previous schedule, with the first three helicopters now scheduled for delivery in the second half of fiscal year 2022. The postponement in deliveries resulted in various amendments to the payment terms under the purchase agreement including the deferral of approximately $110.0 million in capital expenditures scheduled for fiscal years 2019 to 2023 into fiscal years 2024 and beyond. In connection with this amendment, the overall purchase price of these helicopters increased by $18.4 million to account for inflation.
On September 30, 2019, the Debtors filed a motion with the Bankruptcy Court to approve a settlement agreement with Airbus Helicopters S.A.S. in regards to the rejection of the purchase contract for 22 H175 helicopters. On October 3, 2019, the Bankruptcy Court entered an order approving the agreement with Airbus Helicopters S.A.S. to reject our aircraft purchase contract for the 22 H175 helicopters.
Brexit — In a referendum held on June 23, 2016, voters in the U.K. approved the exit of the U.K. from the E.U. On March 29, 2017, the U.K. government commenced the exit process under Article 50 of the Treaty on European Union by notifying the European Council of the U.K.’s intention to leave the E.U. This notification started a two-year time period that ended on March 29, 2019 for the U.K. and the remaining E.U. Member States to negotiate a withdrawal agreement. The U.K. and the E.U. were unable to conclude and ratify a formal withdrawal agreement, and the Brexit date was extended until April 12, 2019 and further extended until October 31, 2019 and extended again until January 31, 2020, although Brexit may become effective before such date under certain specified circumstances. Further negotiations are required to determine the future terms of the U.K.’s relationship with the E.U. The impact on the Company’s business as a result of Brexit will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations.
As a result of the referendum and the uncertainty that has followed, the global markets and currencies have been adversely impacted, including a sharp decline in the value of the British pound sterling as compared to the U.S. dollar. Volatility in exchange rates resulting from Brexit is expected to continue in the short term as the U.K. seeks to ratify its terms of exit from the E.U., subject to the outcome of a U.K. general election on December 12, 2019. In addition, Brexit could create uncertainty with respect to the legal and regulatory requirements to which we and our customers in the U.K. are subject and lead to potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate, and those laws and regulations may be cumbersome, difficult or costly in terms of compliance. Any of these effects of Brexit, among others, could have a material adverse effect on our current business and future growth.
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

Our investment in Líder as of June 30, 2019 is $52.4 million. As of June 30, 2019, we have no aircraft on lease to Líder. In addition to uncertainty surrounding future financial performance, currency fluctuations continue to make it difficult to predict the earnings from our Líder investment. These currency fluctuations, which primarily do not impact Líder’s cash flow from operations, had a significant negative impact on Líder’s results in recent years, impacting our earnings from unconsolidated affiliates. Earnings from unconsolidated affiliates, net of losses, on our consolidated statements of operations, is included in calculating adjusted EBITDA, adjusted net income (loss) and adjusted diluted earnings (loss) per share.
We are subject to competition and the political environment in the countries where we operate. In Nigeria, we have seen an increase in competitive pressure and the application of existing local content regulations that could impact our ability to win future work at levels previously anticipated. In order to properly and fully embrace new regulations, we have made a number of key changes to our operating model in Nigeria, while maintaining safety as our number one priority at all times. The objectives of these changes being (a) enhancing the level of continued compliance by each of Bristow Helicopters Nigeria Ltd. (“BHNL”) and Pan African Airlines Nigeria Ltd. (“PAAN”) with local content regulations, (b) the streamlining of our operations in Nigeria, including an ongoing consolidation of operations of BHNL and BGI Aviation Technical Services Nigeria Limited in order to achieve cost savings and efficiencies in our operations, and (c) each of BHNL and PAAN committing to continue to apply and use all key Bristow Group standards and policies, including without limitation our Target Zero safety program, our Code of Business Integrity and our Operations Manuals. As a result of these changes, our ability to continue to consolidate BHNL and PAAN under the current accounting requirements could change.
We conduct business in various foreign countries, and as such, our cash flows and earnings are subject to fluctuations and related risks from changes in foreign currency exchange rates. During the Current Quarter, our primary foreign currency exposure was related to the British pound sterling, the euro, the Australian dollar, the Norwegian kroner and the Nigerian naira and our unconsolidated affiliates foreign currency exposure is primarily related to the Brazilian real. For further details on this exposure and the related impact on our results of operations, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in the fiscal year 2019 Annual Report and Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

Results of Operations
The following table presents our operating results and other statement of operations information for the applicable periods:

	Three Months Ended June 30,		Favorable (Unfavorable)

	2019	2018

	(In thousands, except per share amounts, percentages and flight hours)
Revenue:
Operating revenue	$316,576	$349,761	$(33,185)	(9.5)%
Reimbursable revenue	16,600	16,907	(307)	(1.8)%
Total revenue	333,176	366,668	(33,492)	(9.1)%

Operating expense:
Direct cost	257,759	280,051	22,292	8.0%
Reimbursable expense	16,134	15,904	(230)	(1.4)%
Prepetition restructuring charges	13,476	—	(13,476)	*
Depreciation and amortization	31,339	30,941	(398)	(1.3)%
General and administrative	34,770	40,101	5,331	13.3%
Total operating expense	353,478	366,997	13,519	3.7%

Loss on disposal of assets	(3,787)	(1,678)	(2,109)	(125.7)%
Earnings from unconsolidated affiliates, net of losses	2,347	(1,547)	3,894	*

Operating loss	(21,742)	(3,554)	(18,188)	*

Interest expense, net	(26,321)	(27,144)	823	3.0%
Reorganization items	(76,356)	—	(76,356)	*
Loss on sale of subsidiaries	(56,303)	—	(56,303)	*
Other income (expense), net	(3,873)	(3,950)	77	1.9%

Loss before benefit for income taxes	(184,595)	(34,648)	(149,947)	*
Benefit for income taxes	15,507	2,851	12,656	*

Net loss	(169,088)	(31,797)	(137,291)	*
Net income attributable to noncontrolling interests	(158)	(67)	(91)	(135.8)%
Net loss attributable to Bristow Group	$(169,246)	$(31,864)	$(137,382)	*

Diluted loss per common share	$(4.71)	$(0.89)	$(3.82)	*
Operating margin (1)	(6.9)%	(1.0)%	(5.9)%	*
Flight hours (2)	39,119	43,203	(4,084)	(9.5)%

Non-GAAP financial measures: (3)
Adjusted EBITDA	$35,834	$27,013	$8,821	32.7%
Adjusted EBITDA margin (1)	11.3%	7.7%	3.6%	46.8%
Adjusted net loss	$(16,988)	$(28,879)	$11,891	41.2%
Adjusted diluted loss per share	$(0.47)	$(0.81)	$0.34	42.0%

_____________
 * percentage change too large to be meaningful or not applicable

(1)	Operating margin is calculated as operating loss divided by operating revenue. Adjusted EBITDA margin is calculated as adjusted EBITDA divided by operating revenue.

(2)
Excludes flight hours from unconsolidated affiliates. Includes flight hours from fixed wing operations in the U.K., Nigeria and Australia for the three months ended June 30, 2019 and 2018 totaling 5,500 and 10,653, respectively.

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

	Three Months Ended June 30,
	2019	2018

	(In thousands, except percentages and per share amounts)
Net loss	$(169,088)	$(31,797)
Loss on disposal of assets	3,787	1,678
Special items (i)	158,595	1,719
Depreciation and amortization	31,339	30,941
Interest expense	26,708	27,323
Benefit for income taxes	(15,507)	(2,851)
Adjusted EBITDA	$35,834	$27,013

Benefit for income taxes	$15,507	$2,851
Tax benefit on loss on disposal of assets	(100)	(404)
Tax benefit on special items	(12,650)	(8)
Adjusted benefit for income taxes	$2,757	$2,439

Effective tax rate (ii)	8.4%	8.2%
Adjusted effective tax rate (ii)	14.1%	7.8%

Net loss attributable to Bristow Group	$(169,246)	$(31,864)
Loss on disposal of assets (iii)	3,687	1,274
Special items (i) (iii)	148,571	1,711
Adjusted net loss	$(16,988)	$(28,879)

Diluted loss per share	$(4.71)	$(0.89)
Loss on disposal of assets (iii)	0.10	0.04
Special items (i) (iii)	4.14	0.05
Adjusted diluted loss per share (iv)	(0.47)	(0.81)
_____________

(i)	See information about special items during the Current Quarter and Comparable Quarter under “— Current Quarter Compared to Comparable Quarter” below.

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

(iv)
Adjusted diluted earnings per share is calculated using the diluted weighted average number of shares outstanding of 35,918,916 and 35,629,741 during the Current Quarter and Comparable Quarter, respectively.

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

The following tables present region adjusted EBITDA and adjusted EBITDA margin discussed in “— Region Operating Results,” and consolidated adjusted EBITDA and adjusted EBITDA margin for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018

	(In thousands, except percentages)
Europe Caspian	$21,820	$28,794
Africa	12,518	5,319
Americas	10,774	(163)
Asia Pacific	1,228	2,086
Corporate and other	(10,506)	(9,023)
Consolidated adjusted EBITDA	$35,834	$27,013

Europe Caspian	12.1%	13.6%
Africa	26.5%	15.2%
Americas	18.8%	(0.3)%
Asia Pacific	3.6%	3.8%
Consolidated adjusted EBITDA margin	11.3%	7.7%

The following table presents reconciliation of adjusted EBITDA by region and adjusted EBITDA margin and rent expense by region for the three months ended June 30, 2019 and 2018:

	Europe Caspian	Africa	Americas	Asia Pacific	Corporate and other	Loss on disposal of assets	Total

	(In thousands, except percentages)
Operating income (loss)	$11,807	$7,745	$3,568	$(12,434)	$(28,641)	$(3,787)	$(21,742)
Depreciation and amortization expense	12,439	4,991	6,880	3,721	3,308		31,339
Interest income	33	15	—	15	324		387
Other income (expense), net	(4,723)	(233)	326	(270)	1,027		(3,873)
Special items and loss on disposal of assets	2,264	—	—	10,196	13,476	3,787	29,723
Adjusted EBITDA	$21,820	$12,518	$10,774	$1,228	$(10,506)	$—	$35,834

Adjusted EBITDA margin	12.1%	26.5%	18.8%	3.6%			11.3%

Rent expense	$28,831	$3,676	$4,577	$13,770	$1,335		$52,189

	Europe Caspian	Africa	Americas	Asia Pacific	Corporate and other	Loss on disposal of assets	Total

	(In thousands, except percentages)
Operating income (loss)	$21,928	$1,141	$(7,343)	$(971)	$(16,631)	$(1,678)	$(3,554)
Depreciation and amortization expense	12,755	3,414	6,881	4,355	3,536		30,941
Interest income	14	1	1	18	145		179
Other income (expense), net	(6,291)	763	261	(2,610)	3,927		(3,950)
Special items and loss on disposal of assets	388	—	37	1,294	—	1,678	3,397
Adjusted EBITDA	$28,794	$5,319	$(163)	$2,086	$(9,023)	$—	$27,013

Adjusted EBITDA margin	13.6%	15.2%	(0.3)%	3.8%			7.7%

Rent expense	$31,996	$2,122	$6,598	$8,117	$1,248		$50,081

Current Quarter Compared to Comparable Quarter
Operating revenue from external customers by line of service was as follows:

	Three Months Ended June 30,		Favorable (Unfavorable)
	2019	2018

	(In thousands, except percentages)
Oil and gas services	$224,914	$226,545	$(1,631)	(0.7)%
U.K. SAR services	56,079	66,320	(10,241)	(15.4)%
Fixed wing services	35,318	56,707	(21,389)	(37.7)%
Corporate and other	265	189	76	40.2%
Total operating revenue	$316,576	$349,761	$(33,185)	(9.5)%
The year-over-year decrease in operating revenue was primarily driven by decreases in fixed wing services revenue and U.K. SAR services revenue in our Europe Caspian region and unfavorable changes in foreign currency exchange rates. In May 2019, we sold Eastern Airways, resulting in a $24.0 million decrease in operating revenue for our fixed wing services in the Current Quarter. The decrease in the U.K. SAR services revenue in the Current Quarter is primarily due to a one-time benefit of $7.6 million in original equipment manufacturer (“OEM”) cost recoveries recognized in the Comparable Quarter. Oil and gas revenue decreased slightly from the Comparable Quarter primarily as a result of a decrease in our Asia Pacific region largely due to a decrease in activity, which was mostly offset by increases in our Africa, America and Europe Caspian regions. In addition to operational impacts, revenue decreased by $12.6 million compared to the Comparable Quarter due to unfavorable changes in foreign currency exchange rates, primarily related to the depreciation of the British pound sterling and Australian dollar versus the U.S. dollar.
For the Current Quarter, we reported a net loss of $169.2 million and a diluted loss per share of $4.71 compared to a net loss of $31.9 million and a diluted loss per share of $0.89 for the Comparable Quarter. The year-over-year change in net loss and diluted loss per share was primarily driven by the following special items for the Current Quarter:

•	Organizational restructuring costs of $91.4 million ($78.7 million net of tax), or $2.19 per share, including the following:

◦
Professional fees of $29.0 million ($29.0 million net of tax), or $0.81 per share, including $13.5 million of prepetition professional fees included in prepetition restructuring charges on the condensed consolidated statements of operations and $15.5 million of post-petition professional fees included in Reorganization items, on the condensed consolidated statements of operations;

◦
Lease termination costs of $26.1 million ($20.6 million net of tax), or $0.57 per share, included in Reorganization items, on the condensed consolidated statements of operations relating to the rejection of ten aircraft leases in June 2019 including nine S-76C+s and one S-76D;

◦
Debt related expenses of $34.8 million ($27.5 million net of tax), or $0.77 per share, included in Reorganization items, on the condensed consolidated statements of operations including the write-off of $30.2 million of discount on the 4½% Convertible Senior Notes and the write-off of $4.6 million of deferred financing fees related to the 6¼% Senior Notes and 4½% Convertible Senior Notes; and

◦	Severance costs of $1.6 million ($1.6 million net of tax), or $0.04 per share, included in direct costs and general and administrative expense on the condensed consolidated statements of operations;

•
Loss on sale of subsidiaries of $56.3 million ($56.3 million net of tax), or $1.57 per share, included in loss on sale of subsidiaries on the condensed consolidated statements of operations, resulting from the sale of Eastern Airways, Bristow Helicopters Leasing Limited (“BHLL”) and Aviashelf.

•
H225 lease return costs of $10.8 million ($10.8 million net of tax), or $0.30 per share, included in direct cost on the condensed consolidated statements of operations, resulting from costs associated with our return of four H225 model aircraft in May 2019 including: $4.3 million paid in lease return costs in the Current Quarter and $12.5 million accrued future rent and return costs, partially offset by the write-off of $6.0 million of deferred credits for OEM settlements that were being recognized over the remaining life of the leases.

•	Financing fees of $2.6 million ($2.1 million net of tax), or $0.06 per share, included in interest expense on the condensed consolidated statements of operations related to the DIP Credit Agreement;

•	Non-cash tax expense of $0.7 million, or $0.02 per share, from valuation allowances on deferred tax assets.
Additionally, we realized a loss on disposal of assets of $3.8 million ($3.7 million net of tax) during the Current Quarter from the sale or disposal of aircraft and other equipment.
The Comparable Quarter results benefited from the realization of $12.2 million of OEM cost recoveries primarily a result of a one-time benefit of $7.6 million in U.K. SAR operating revenue as discussed above, a $3.5 million reduction in rent expense and a $1.1 million reduction in direct cost.
Excluding the organizational restructuring costs described above and the loss on disposal of assets, adjusted net loss and adjusted diluted loss per share were $17.0 million and $0.47, respectively, for the Current Quarter. These adjusted results compare to adjusted net loss and adjusted diluted loss per share of $28.9 million and $0.81, respectively, for the Comparable Quarter. Additionally, adjusted EBITDA improved to $35.8 million in the Current Quarter from $27.0 million in the Comparable Quarter. The benefit from the OEM cost recoveries described above is included within adjusted net income, adjusted earnings per share and adjusted EBITDA in the Comparable Quarter.
Adjusted EBITDA, adjusted net loss and adjusted diluted loss per share benefited from an increase in activity in our Africa region and an increase in earnings from unconsolidated affiliates compared to the Comparable Quarter. These items were partially offset by OEM cost recoveries realized in the Comparable Quarter that did not recur in the Current Quarter.
The table below presents the year-over-year impact of changes in foreign currency exchange rates.

	Three Months Ended June 30,		Favorable (Unfavorable)
	2019	2018

	(In thousands, except per share amounts)
Revenue impact			$(12,603)
Operating expense impact			10,830
Year-over-year income statement translation			(1,773)

Transaction losses included in other income (expense), net	$(2,930)	$(3,029)	99
Líder foreign exchange impact included in earnings from unconsolidated affiliates	(114)	(2,592)	2,478
Total	$(3,044)	$(5,621)	2,577

Pre-tax income statement impact			804
Less: Foreign exchange impact on depreciation and amortization and interest expense			(99)
Adjusted EBITDA impact			$705

Net income impact (tax affected)			$174
Earnings per share impact			$—
The most significant foreign exchange impact related to a $2.5 million decrease in unfavorable foreign currency exchange rate impact from our investment in Líder in Brazil and a $0.1 million favorable impact from lower transaction losses in the Current Quarter compared to the Comparable Quarter. Partially offsetting these favorable impacts was a $1.8 million unfavorable impact from changes in foreign currency exchange rates in the Current Quarter primarily driven by the impact of the depreciating British pound sterling on the translation of our results in our Europe Caspian region. During the Current Quarter, the depreciation of the British pound sterling from the Comparable Quarter due to a majority of our revenue in our Europe Caspian region contracted in British pound sterling with our expense being more evenly split between U.S. dollars and British pound sterling, resulting in a significant net revenue exposure to the British pound sterling translated into lower U.S. dollar earnings for reporting purposes.
Direct cost decreased 8.0%, or $22.3 million, year-over-year primarily due to a $19.6 million decrease due to the sale of Eastern Airways in May 2019, a $4.9 million decrease in salaries and benefits primarily due to headcount reductions in our Asia Pacific region and a $1.4 million decrease in fuel costs, partially offset by an increase in lease costs of $4.6 million. The increase in lease costs is primarily due to the H225 net lease return costs of $10.8 million incurred in the Current Quarter, partially offset by lower lease costs due to return of leased aircraft and the rejection of certain leases during the Chapter 11 Cases.
Reimbursable expense remained mostly flat at $16.1 million for the Current Quarter and $15.9 million for the Comparable Quarter.

Prepetition restructuring charges include professional fees incurred prior to the Petition Date related to our Chapter 11 Cases.
Depreciation and amortization expense remained mostly flat at $31.3 million for the Current Quarter compared to $30.9 million for the Comparable Quarter.
General and administrative expense decreased 13.3%, or $5.3 million, in the Current Quarter, as compared to the Comparable Quarter primarily due to a $1.8 million decrease due to the sale of Eastern Airways in May 2019, a $1.4 million decrease in professional fees and a $2.1 million decrease in various other costs including salaries, information technology and travel expenses.
Loss on disposal of assets increased $2.1 million to a loss of $3.8 million for the Current Quarter from a loss of $1.7 million for the Comparable Quarter. The loss on disposal of assets in the Current Quarter included a loss of $3.8 million from the sale or disposal of aircraft and other equipment. During the Comparable Quarter, the loss on disposal of assets included a loss of $1.7 million from the sale or disposal of aircraft and other equipment.
Earnings from unconsolidated affiliates, net of losses, changed from a loss of $1.5 million in the Comparable Quarter to earnings of $2.3 million in the Current Quarter. This improvement primarily resulted from a decrease of $1.8 million in losses from our investment in Líder in Brazil from the Comparable Quarter primarily due a $2.5 million favorable change in foreign exchange rates and a change in earnings from our investment in Cougar in Canada from earnings of $0.6 million in the Comparable Quarter to earnings of $2.4 million for the Current Quarter due to an increase in activity.
Interest expense, net, decreased 3.0%, or $0.8 million, year-over-year primarily due to lower interest expense of $4.4 million on our 6¼% Senior Notes due 2022 and 4½% Convertible Senior Notes due 2023 as the unsecured debt was classified as liabilities subject to compromise on the Petition Date upon the filing of the Chapter 11 Cases and we stopped accruing interest expense, partially offset by financing fees of $2.6 million related to the DIP Credit Agreement in the Current Quarter and $1.0 million of interest expense on our 2019 Term Loan which we borrowed against on May 10, 2019. For further details, see “— Recent Events” included elsewhere in this Quarterly Report.
Reorganization items represent amounts incurred directly resulting from the Chapter 11 Cases and consists of the following items for the Current Quarter:

Professional fees	$15,503
Lease termination costs (1)	26,051
Write-off of discount on 4½% Convertible Senior Notes due 2023	30,158
Write-off of deferred financing fees	4,644
$76,356
_____________

(1)	Relates to ten aircraft leases rejected in June 2019 including nine S-76C+s and one S-76D.
Loss on sale of subsidiaries includes a $46.9 million loss on the sale of Eastern Airways and a $9.5 million loss on the sale of Aviashelf and BHLL. For further details, see Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.
For further details on income tax expense, see “— Region Operating Results — Taxes” included elsewhere in this Quarterly Report.

As discussed above, our results for the Current Quarter were impacted by special items. During the Comparable Quarter, special items that impacted our results included organizational restructuring costs. The items noted in the Current Quarter and Comparable Quarter have been identified as special items as they are not considered by management to be part of our ongoing operations when assessing and measuring the operational and financial performance of the organization. The impact of these items on our adjusted EBITDA, adjusted net loss and adjusted diluted loss per share is as follows:

	Three Months Ended June 30, 2019
	Adjusted EBITDA	Adjusted Net Loss	Adjusted Diluted Loss Per Share

	(In thousands, except per share amounts)
Organizational restructuring costs	$(91,448)	$(78,670)	$(2.19)
Loss on sale of subsidiaries	(56,303)	(56,303)	(1.57)
H225 Lease Return	(10,844)	(10,844)	(0.30)
Financing fees	—	(2,075)	(0.06)
Tax Items	—	(679)	(0.02)
Total special items	$(158,595)	$(148,571)	(4.14)

	Three Months Ended June 30, 2018
	Adjusted EBITDA	Adjusted Net Loss	Adjusted Diluted Loss Per Share

	(In thousands, except per share amounts)
Organizational restructuring costs	$(1,719)	$(1,711)	$(0.05)

Region Operating Results
The following tables set forth certain operating information for the regions comprising our industrial aviation services segment. Intercompany lease revenue and expense are eliminated from our segment reporting, and depreciation expense of aircraft is presented in the region that operates the aircraft.
Set forth below is a discussion of the operations of our regions. Our consolidated results are discussed under “Results of Operations” above.
Current Quarter Compared to Comparable Quarter
Europe Caspian

	Three Months Ended June 30,		Favorable (Unfavorable)

	2019	2018	Quarter vs Quarter

	(In thousands, except percentages)
Operating revenue	$179,868	$210,986	$(31,118)	(14.7)%
Operating income	$11,807	$21,928	$(10,121)	(46.2)%
Operating margin	6.6%	10.4%	(3.8)%	(36.5)%
Adjusted EBITDA	$21,820	$28,794	$(6,974)	(24.2)%
Adjusted EBITDA margin	12.1%	13.6%	(1.5)%	(11.0)%
Rent expense	$28,831	$31,996	$3,165	9.9%
The Europe Caspian region comprises all of our operations and affiliates in Europe, including oil and gas operations in the U.K. and Norway, and public sector SAR operations in the U.K. and our operations in Turkmenistan. Additionally, the Europe Caspian region included Eastern Airways fixed wing operations until the sale on May 10, 2019.
The decrease in operating revenue in the Current Quarter primarily resulted from a decrease of $24.0 million in fixed wing services revenue and a decrease of $10.2 million in U.K. SAR revenue, partially offset by an increase of $4.6 million in Norway. In May 2019, we sold Eastern Airways, resulting in the $24.0 million decrease in operating revenue for our fixed wing services in the Current Quarter. The decrease in the U.K. SAR services revenue in the Current Quarter is primarily due to a one-time benefit of $7.6 million in OEM cost recoveries recognized in the Comparable Quarter. Operating revenue in Norway improved in the Current Quarter primarily due to an increase in activity and short-term contracts. Additionally, revenue in this region was impacted by an unfavorable year-over-year impact of changes in foreign currency exchange rates of $10.1 million. Eastern Airways contributed $10.9 million and $34.8 million in operating revenue for the Current Quarter and Comparable Quarter, respectively.
A substantial portion of our operations in the Europe Caspian region are contracted in the British pound sterling, which depreciated against the U.S. dollar in the Current Quarter. We recorded foreign exchange losses of $3.8 million in the Current Quarter and foreign exchange losses of $5.4 million in the Comparable Quarter from the revaluation of assets and liabilities on pound sterling functional currency entities as of June 30, 2019 and 2018, respectively, which is recorded in other income (expense), net and included in adjusted EBITDA. Net of the translation and revaluation impacts, adjusted EBITDA was unfavorably impacted by $4.2 million resulting from the change in exchange rates during the Current Quarter. A further weakening or strengthening of the British pound sterling could result in additional foreign exchange volatility in future quarters.
As discussed above, the Comparable Quarter results benefited from OEM cost recoveries realized in the Comparable Quarter related to ongoing aircraft issues that resulted in a one-time benefit of $7.6 million in U.K. SAR operating revenue, a $2.7 million reduction in rent expense and a $1.1 million reduction in direct cost.
Operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin were lower in the Current Quarter primarily due to the OEM cost recoveries realized in the Comparable Quarter and unfavorable foreign exchange rates changes. Eastern Airways contributed a negative $2.3 million and negative $0.1 million in adjusted EBITDA for the Current Quarter and Comparable Quarter, respectively.

Africa

	Three Months Ended June 30,		Favorable (Unfavorable)
	2019	2018	Quarter vs Quarter

	(In thousands, except percentages)
Operating revenue	$47,276	$34,915	$12,361	35.4%
Operating income	$7,745	$1,141	$6,604	*
Operating margin	16.4%	3.3%	13.1%	*
Adjusted EBITDA	$12,518	$5,319	$7,199	135.3%
Adjusted EBITDA margin	26.5%	15.2%	11.3%	74.3%
Rent expense	$3,676	$2,122	$(1,554)	(73.2)%
_____________
 * percentage change too large to be meaningful or not applicable
The Africa region comprises all our operations and affiliates on the African continent, including Nigeria and Egypt.
Operating revenue for Africa increased in the Current Quarter due to an overall increase in activity and additional aircraft on contract compared to the Comparable Quarter and an increase in fixed wing services in Africa of $2.1 million from the Comparable Quarter to the Current Quarter.
Operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin increased as a result of the increase in operating revenue in the Current Quarter discussed above, which was only partially offset by an increase in direct cost and general and administrative expenses. Additionally, during the Comparable Quarter, we incurred $1.5 million of demobilization costs related to a significant contract that expired on March 31, 2018.
Americas

	Three Months Ended June 30,		Favorable (Unfavorable)
	2019	2018	Quarter vs Quarter

	(In thousands, except percentages)
Operating revenue	$57,347	$52,584	$4,763	9.1%
Earnings from unconsolidated affiliates, net of losses	$2,176	$(1,437)	$3,613	*
Operating income (loss)	$3,568	$(7,343)	$10,911	148.6%
Operating margin	6.2%	(14.0)%	*	*
Adjusted EBITDA	$10,774	$(163)	$10,937	*
Adjusted EBITDA margin	18.8%	(0.3)%	19.1%	*
Rent expense	$4,577	$6,598	$2,021	30.6%
_____________
 * percentage change too large to be meaningful or not applicable.
The Americas region comprises all our operations and affiliates in North America and South America, including Brazil, Canada, Guyana, Trinidad and the U.S. Gulf of Mexico.
Operating revenue increased in the Current Quarter primarily due to an increase in operating revenue of $2.4 million in Trinidad, primarily resulting from additional aircraft on contract and $2.2 million in Guyana due to additional aircraft on contract.

Earnings from unconsolidated affiliates, net of losses, increased $3.6 million primarily due to an increase in earnings from our investment in Líder in Brazil due to a favorable change in exchange rates and an increase in earnings from our investment in Cougar in Canada. Changes in exchange rates negatively impacted our earnings from our investment in Líder by $0.1 million in the Current Quarter and $2.6 million in the Comparable Quarter. Additionally, earnings from our investment in Cougar in Canada changed from earnings of $0.6 million in the Comparable Quarter to earnings of $2.4 million for the Current Quarter, primarily due to an increase in activity.
See further discussion about our investment in Líder and the Brazil market in “— Executive Overview — Market Outlook” included elsewhere in this Quarterly Report.
The increases in operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin were driven by the increases in operating revenue and earnings from unconsolidated affiliates discussed above and a decrease in rent expense due to the return of leased aircraft or rejection of leased aircraft during the Chapter 11 Cases.
Asia Pacific

	Three Months Ended June 30,		Favorable (Unfavorable)
	2019	2018	Quarter vs Quarter

	(In thousands, except percentages)
Operating revenue	$34,341	$54,404	$(20,063)	(36.9)%
Operating loss	$(12,434)	$(971)	$(11,463)	*
Operating margin	(36.2)%	(1.8)%	(34.4)%	*
Adjusted EBITDA	$1,228	$2,086	$(858)	(41.1)%
Adjusted EBITDA margin	3.6%	3.8%	(0.2)%	(5.3)%
Rent expense	$13,770	$8,117	$(5,653)	(69.6)%
_____________
 * percentage change too large to be meaningful or not applicable.
The Asia Pacific region comprises all our operations and affiliates in Australia and Southeast Asia, including Malaysia, Sakhalin, and our fixed wing operations through Airnorth in Australia.
Operating revenue decreased in the Current Quarter primarily due to a decrease in Australia of $19.7 million due to contracts ending and decreased activity with oil and gas customers and a $0.9 million decrease in Sakhalin due to the sale of Aviashelf in the Current Quarter, partially offset by a $0.4 increase from our fixed wing operations at Airnorth. Airnorth contributed $20.1 million and $19.7 million in operating revenue for the Current Quarter and Comparable Quarter, respectively.
Operating income and operating margin declined in the Current Quarter primarily due to the decrease in operating revenue discussed above and a $5.7 million increase to rent expense primarily related to lease return and termination costs for three H225 leased aircraft of $8.9 million in the Current Quarter, partially offset by a $12.2 million decrease in salaries and benefits, maintenance and fuel costs. Adjusted EBITDA and adjusted EBITDA margin decreased due to the items impacting operating income and operating margin excluding the H225 lease return costs. Adjusted EBITDA and adjusted EBITDA margin benefited from a $2.2 million favorable impact of foreign currency exchange rate changes. Airnorth contributed $2.3 million and $0.2 million in adjusted EBITDA for the Current Quarter and Comparable Quarter, respectively.
During the Current Quarter and Comparable Quarter, we recorded $1.3 million and $1.3 million, respectively, in severance expense related to organizational restructuring efforts. The severance expense and H225 lease return and termination costs are not included in adjusted EBITDA or adjusted EBITDA margin for the Current or Comparable Quarters.
Corporate and Other

	Three Months Ended June 30,		Favorable (Unfavorable)
	2019	2018	Quarter vs Quarter

	(In thousands, except percentages)
Operating revenue	$265	$190	$75	39.5%
Operating loss	$(28,641)	$(16,631)	$(12,010)	(72.2)%
Adjusted EBITDA	$(10,506)	$(9,023)	$(1,483)	(16.4)%
Rent expense	$1,335	$1,248	$(87)	(7.0)%

Corporate and other includes our supply chain management and corporate costs that have not been allocated out to other regions.
Operating loss was higher for the Current Quarter primarily due to the inclusion of prepetition professional fees of $13.5 million related to organizational restructuring costs, which is excluded from adjusted EBITDA. The prepetition professional fees are included in prepetition restructuring charges on the condensed consolidated statements of operations.
Interest Expense, Net

	Three Months Ended June 30,		Favorable (Unfavorable)
	2019	2018	Quarter vs Quarter

	(In thousands, except percentages)
Interest income	$387	$179	$208	116.2%
Interest expense	(21,597)	(24,969)	3,372	13.5%
Amortization of debt discount	(850)	(1,510)	660	43.7%
Amortization of debt fees	(4,411)	(1,645)	(2,766)	(168.1)%
Capitalized interest	150	801	(651)	(81.3)%
Interest expense, net	$(26,321)	$(27,144)	$823	3.0%
_____________
 * percentage change too large to be meaningful or not applicable.
Interest expense, net decreased in the Current Quarter compared to the Comparable Quarter primarily due to lower interest expense of $4.4 million on our 6¼% Senior Notes and 4½% Convertible Senior Notes as the unsecured debt was classified as liabilities subject to compromise on the Petition Date upon the filing of the Chapter 11 Cases and we stopped accruing interest expense, partially offset by financing fees of $2.6 million related to the DIP Credit Agreement in the Current Quarter and $1.0 million of interest expense on our 2019 Term Loan which we borrowed against on May 10, 2019. For further details on debt and liabilities subject to compromise, see Notes 2 and 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.
Other Income (Expense), Net

	Three Months Ended June 30,		Favorable (Unfavorable)
	2019	2018	Quarter vs Quarter

	(In thousands, except percentages)
Foreign currency gains (losses) by region:
Europe Caspian	$(3,824)	$(5,381)	$1,557	28.9%
Africa	(233)	763	(996)	(130.5)%
Americas	326	261	65	24.9%
Asia Pacific	(270)	(2,610)	2,340	89.7%
Corporate and other	1,071	3,938	(2,867)	(72.8)%
Foreign currency losses	(2,930)	(3,029)	99	3.3%
Pension-related costs	(952)	(957)	5	0.5%
Other	9	36	(27)	(75.0)%
Other income (expense), net	$(3,873)	$(3,950)	$77	1.9%
Other income (expense), net for the Current Quarter and Comparable Quarter were primarily impacted by foreign currency gains (losses). The foreign currency gains (losses) within other income (expense), net are reflected within the results (below operating income) of the regions shown in the table above.
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

Taxes

	Three Months Ended June 30,		Favorable (Unfavorable)
	2019	2018	Quarter vs Quarter

	(In thousands, except percentages)
Effective tax rate	8.4%	8.2%	(0.2)%	(2.4)%
Net foreign tax on non-U.S. earnings	$4,358	$1,714	$(2,644)	*
Expense (benefit) of foreign earnings indefinitely reinvested abroad	$3,432	$(226)	$(3,658)	*
Expense from change in tax contingency	$(298)	$30	$328	*
Sale of subsidiaries	$9,824	$—	$(9,824)	*
Impact of stock based compensation	$—	$1,161	$1,161	100.0%
Deduction for foreign taxes	$(49)	$(21)	$28	133.3%
Change in valuation allowance	$(344)	$993	$1,337	*
_____________
 * percentage change too large to be meaningful or not applicable
Our provision for income taxes for the interim period ended June 30, 2019 was prepared using a discrete effective tax rate method. Historically, we calculated our provision for income taxes during interim reporting periods by applying the estimated annual income tax rate for the full fiscal year to income from continuing operations, excluding discrete items, for the reporting period. We determined that since small changes in estimated pre-tax income or loss would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate of income taxes for the quarter ended June 30, 2019. We will continue to evaluate income tax estimates under the historical method in subsequent quarters and employ a discrete effective tax rate method if warranted.
The relationship between our provision for or benefit from income taxes and our pre-tax book income can vary significantly from period to period considering, among other factors, (a) the overall level of pre-tax book income, (b) changes in the blend of income that is taxed based on gross revenues or at high effective tax rates versus pre-tax book income or at low effective tax rates and (c) our geographical blend of pre-tax book income. Consequently, our income tax expense or benefit does not change proportionally with our pre-tax book income or loss. Significant decreases in our pre-tax book income typically result in higher effective tax rates, while significant increases in pre-tax book income can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above. The change in our effective tax rate excluding discrete items for the Current Quarter compared to the Comparable Quarter primarily related to changes in the blend of earnings taxed in relatively high taxed jurisdictions versus low taxed jurisdictions. Additionally, during the Current Quarter we decreased our valuation allowance by $0.3 million and during the Comparable Quarter we increased our valuation allowance by $1.0 million, respectively, which also impacted our effective tax rate.
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
Liquidity and Capital Resources
Cash Flows
Operating Activities
Net cash flows used in operating activities were $36.8 million and $44.1 million during the Current Quarter and Comparable Quarter, respectively. Changes in non-cash working capital generated $5.4 million and used $41.5 million in cash flows from operating activities for the Current Quarter and Comparable Quarter, respectively. The decrease in changes in non-cash working capital used from the Comparable Quarter to non-cash working capital generated in the Current Quarter is primarily due to the Chapter 11 Cases in the Current Quarter resulting in lower payments for interest, leases and other miscellaneous accrued liabilities pending emergence from Chapter 11.

Investing Activities
Cash flows used in investing activities were $27.1 million and $1.1 million during the Current Quarter and Comparable Quarter, respectively. Cash was used primarily for capital expenditures as follows:

	Three Months Ended June 30,
	2019	2018
Capital expenditures (in thousands):
Aircraft and equipment	$6,688	$8,337
Land and building	751	558
Total capital expenditures	$7,439	$8,895
During the Current Quarter, we received proceeds of $3.2 million primarily from the sale or disposal of two aircraft and certain other equipment. During the Comparable Quarter, we received $7.8 million in proceeds from the sale or disposal of three aircraft and certain other equipment. In the Current Quarter, we transferred, net of cash received, $22.9 million as part of the sales of Eastern Airways, BHLL and Aviashelf. We did not make any progress payments for aircraft or take delivery of any aircraft during the Current Quarter or Comparable Quarter.
Financing Activities
Cash flows provided by financing activities was $59.7 million during the Current Quarter and cash flows used in financing activities was $14.9 million during the Comparable Quarter, respectively. During the Current Quarter, we received $75.6 million in proceeds primarily for the Term Loan Agreement, used $10.0 million for debt issuance costs and used $5.8 million for debt repayments. During the Comparable Quarter, we used cash to make principal payments on our debt of $14.2 million.

Future Cash Requirements
Contractual Obligations, Commercial Commitments and Off Balance Sheet Arrangements
We have various contractual obligations that are recorded as liabilities on our condensed consolidated balance sheet. Other items, such as certain purchase commitments, interest payments and other executory contracts, are not recognized as liabilities on our condensed consolidated balance sheet but are included in the table below or are recognized as liabilities but are discounted to present value for accounting purposes but are included in the table below. For example, we are contractually committed to make certain minimum lease payments for the use of property and equipment under operating lease agreements. These minimum lease payments are recorded at present value in accordance with applicable lease accounting guidance.

The following table summarizes our significant contractual obligations and other commercial commitments on an undiscounted basis as of June 30, 2019 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings as of June 30, 2019 based on the contractual terms and has not been amended to reclassify substantially all of our long-term debt as current for any possible accelerations as discussed in Note 5 in the “Notes to Consolidated Financial Statements” included elsewhere in this Quarterly Report. Additional details regarding these obligations are provided in Notes 5, 8 and 10 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2019 Annual Report and in Notes 5, 8 and 9 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Payments Due by Period
		Nine Months Ending March 31, 2020	Fiscal Year Ending March 31,
	Total		2021— 2022	2023— 2024	2025 and beyond

	(In thousands)
Contractual obligations:
Long-term debt and short-term borrowings:
Principal (1)	$1,547,798	$46,309	$234,658	$1,266,812	$19
Interest (2)	361,019	77,477	197,004	86,538	—
Aircraft operating leases (3)	144,928	71,103	66,141	7,684	—
Other operating leases (4)	74,452	9,550	20,223	16,931	27,748
Pension obligations (5)	33,473	12,277	21,196	—	—
Aircraft purchase obligations (6)(7)	450,337	63,543	71,349	165,516	149,929
Other purchase obligations (8)	25,562	25,562	—	—	—
Total contractual cash obligations	$2,637,569	$305,821	$610,571	$1,543,481	$177,696
Other commercial commitments:
Letters of credit	$14,676	$14,676	$—	$—	$—
Total commercial commitments	$14,676	$14,676	$—	$—	$—
_____________

(1)	Excludes unamortized discount of $2.4 million and unamortized debt issuance costs of $22.9 million.

(2)	Interest payments for variable interest debt are based on interest rates as of June 30, 2019.

(3)	Represents separate operating leases for aircraft.

(4)	Represents minimum rental payments required under non-aircraft operating leases that have initial or remaining non-cancelable lease terms in excess of one year.

(5)
Represents expected funding for defined benefit pension plans in future periods. These amounts are undiscounted and are based on the expectation that the U.K. pension plan will be fully funded in approximately five years. As of June 30, 2019, we had recorded on our balance sheet a $22.5 million pension liability associated with these obligations. The timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustees.

(6)
On July 25, 2019, we entered into an amendment to our agreement for the purchase of four AW189 U.K. SAR configuration helicopters. Pursuant to the amendment, the parties mutually agreed to postpone the delivery dates for three helicopters in the second half of fiscal year 2020 and first quarter of fiscal year 2021. The postponement in deliveries resulted in deferral of approximately $15.0 million in capital expenditures scheduled for fiscal year 2020 into fiscal year 2021. The impact of this amendment is not included in the table above. We have taken delivery and made final payments for two of the aircraft in August and October 2019.

(7)
On October 3, 2019, the Bankruptcy Court entered an order approving an agreement with Airbus Helicopters S.A.S. to reject our aircraft purchase contract for the 22 H175 helicopters totaling $390.3 million. The impact of this agreement is not included in the table above.

(8)
Other purchase obligations primarily represent unfilled purchase orders for aircraft parts and non-cancelable power-by-the-hour maintenance commitments. For further details on the non-cancelable power-by-the-hour maintenance commitments, see Note 1 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2019 Annual Report.

Capital Commitments and Other Uses of Cash
We have commitments and options to make capital expenditures over the next fiscal year to purchase additional aircraft, including aircraft associated with the commitments reflected in the table above. See Note 8 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for a detail of the number of aircraft under commitments and options expected to be delivered in the current and subsequent fiscal years by aircraft size along with the related expenditures.

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
As of June 30, 2019, approximately 62% of our cash balances are held outside the U.S. and are generally used to meet the liquidity needs of our non-U.S. operations. Most of our cash held outside the U.S. could be repatriated to the U.S., and any such repatriation could be subject to additional foreign taxes. As a result of the Tax Cuts and Jobs Act, we have provided for U.S. federal income taxes on undistributed foreign earnings. If cash held by non-U.S. operations is required for funding operations in the U.S., we may make a provision for additional tax in connection with repatriating this cash, which is not expected to have a significant impact on our results of operations.
The Company’s liquidity outlook has recently changed. Given the continuing challenges in the offshore oil and gas industry and other matters impacting liquidity, the rate at which the Company’s cash position was declining began to increase. It became necessary for the Company to evaluate all our strategic alternatives. On May 11, 2019, the Debtors filed Chapter 11 Cases in the Bankruptcy Court seeking relief under the Bankruptcy Code. The Debtors’ Chapter 11 Cases were jointly administered under the caption In re: Bristow Group Inc., et al., Main Case No. 19-32713. The Debtors continued to operate their businesses and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The significant risks and uncertainties related to the Chapter 11 Cases raised substantial doubt about the Company’s ability to continue as a going concern. In addition, each of the commencement of the Chapter 11 Cases and the delivery of the Amended 10-K with a going concern qualification or explanation constituted an event of default under certain of our secured equipment financings, giving those secured equipment lenders the right to accelerate repayment of the applicable debt, subject to Chapter 11 protections, and triggering cross-default and/or cross-acceleration provisions in substantially all of our other debt instruments should that right to accelerate repayment be exercised.
As a result of the facts and circumstances discussed above, the Company classified substantially all debt balances of approximately $892.1 million as of June 30, 2019 as short-term borrowings and current maturities of long-term debt on our consolidated balance sheet, except for amounts included in liabilities subject to compromise as of June 30, 2019.
On May 10, 2019, we entered into the Initial RSA with (i) certain holders of the 8.75% Senior Secured Notes and (ii) the Secured Guarantors, to support the Restructuring. On July 24, 2019, we entered into the Second Amended RSA, which amended and restated the Initial RSA, with the Supporting Secured Noteholders, the Secured Guarantors and the Supporting Unsecured Noteholders. The Second Amended RSA contemplated implementation of the Restructuring on the amended terms set forth in the Restructuring Term Sheet pursuant to a Chapter 11 plan of reorganization and the various related transactions set forth in or contemplated by the Restructuring Term Sheet, the term sheet for the DIP Credit Agreement and the other restructuring documents attached to the Second Amended RSA.
On May 10, 2019, we entered into the Term Loan Agreement for the $75 million 2019 Term Loan. Immediately upon entering into the Term Loan Agreement, and prior to the Petition Date, the Company and BHC III borrowed the full amount thereunder, the net proceeds of which were used for general corporate purposes, including to fund the working capital and liquidity requirements of the Company during the pendency of the Chapter 11 Cases. For further details, see “— Recent Events — Term Loan Agreement” above.
Pursuant to our Amended Plan, we received $385.0 million in cash on the Effective Date of which $270.9 million was used to payoff principal and interest on our 8.75% Senior Secured Notes.
Critical Accounting Policies and Estimates
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in the fiscal year 2019 Annual Report for a discussion of our critical accounting policies. There have been no material changes to our critical accounting policies and estimates provided in the fiscal year 2019 Annual Report.
Recent Accounting Pronouncements
See Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for a discussion of recent accounting pronouncements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
We are subject to certain market risks arising from the use of financial instruments in the ordinary course of business. This risk arises primarily as a result of potential changes in the fair market value of financial instruments that would result from adverse fluctuations in foreign currency exchange rates, credit risk, and interest rates as discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the fiscal year 2019 Annual Report and Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.
Item 4.    Controls and Procedures.
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision of and with the participation of our management, including L. Don Miller, our Chief Executive Officer (“CEO”), and Brian J. Allman, our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation and the resulting material weaknesses described below, our CEO and CFO have concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective to provide reasonable assurance that the information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and that information relating to us (including our consolidated subsidiaries) required to be disclosed is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure.
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
Our management, including our CEO and CFO, with the oversight of our Board of Directors, evaluated the effectiveness of the design and operation of our internal control over financial reporting as of June 30, 2019 based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 in Internal Control — Integrated Framework. Based on this evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of June 30, 2019 due to the material weaknesses described below.
Control Environment. We did not maintain an effective control environment as we had an insufficient complement of resources with an appropriate level of knowledge, expertise and skills commensurate with our financial reporting requirements in certain areas. The material weakness contributed to additional control deficiencies, as we did not maintain effective internal controls over monitoring of debt covenant compliance as described below and certain areas of asset impairment testing including the review of certain key assumptions and asset grouping determinations, none of which resulted in a misstatement of the financial statements. In addition, we determined the insufficient complement of resources, resulted in an additional material weakness within our Risk Assessment process as described further below. This deficiency was originally disclosed in the Annual Report on Form 10-K for the year ended March 31, 2019 (the “fiscal year 2019 Annual Report”) and continues as of June 30, 2019.
Risk Assessment. We concluded, as a result of the control environment deficiency above, there exists a material weakness within our risk assessment process, specifically, the process to identify the potential for management override of controls at locations not operating on our centralized enterprise resource planning (“ERP”) system and the process to identify and assess changes that could significantly impact our system of internal control, specifically, changes within our capital structure which resulted in more onerous non-financial debt covenants. This material weakness contributed to additional control deficiencies, as the Company did not maintain effective internal controls over (i) debt covenant compliance monitoring as described above, (ii) verification of the review of journal entries are performed by individuals separate from the preparer as described further below in certain locations, and (iii) the reassessment of accounting for certain elements of our accounting for investments in unconsolidated affiliates which resulted in immaterial adjustments to certain historical balances as described elsewhere herein. This deficiency was originally disclosed in the fiscal year 2019 Annual Report and continues as of June 30, 2019.
Debt Covenant Compliance. We identified a material weakness in our internal controls over financial reporting for monitoring of compliance with non-financial covenants within certain secured financing and lease agreements. This deficiency was originally disclosed in the amendment to the Annual Report on Form 10-K for the year ended March 31, 2018 (the “Amended 10-K”) and continues as of June 30, 2019.
Journal Entries. The Company failed to design and maintain effective controls over the review, approval, and documentation of manual journal entries at two of our subsidiaries, Airnorth and Eastern Airways, which are not operating on our centralized ERP system. There were ineffective internal controls over the review of journal entries at these locations by individuals separate from the preparer. Management concluded this represented a material weakness in our internal controls over financial reporting. This deficiency was originally disclosed in the fiscal year 2019 Annual Report and continues as of June 30, 2019.
REMEDIATION PLAN FOR MATERIAL WEAKNESSES
We are continuing to evaluate the material weaknesses and develop a plan of remediation to strengthen our internal controls related to our control environment and risk assessment components of internal control over financial reporting and related deficiencies described herein.
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
CHANGES IN INTERNAL CONTROL OVER FINACIAL REPORTING
Other than the changes resulting from the material weaknesses described above, our management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings.
We have certain actions or claims pending that have been discussed and previously reported in Part I. Item 3. “Legal Proceedings” in the fiscal year 2019 Annual Report. Developments in these previously reported matters, if any, are described in Note 8 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.
Item 1A. Risk Factors.
There have been no material changes during the three months ended June 30, 2019 in our “Risk Factors” as discussed in the fiscal year 2019 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities
There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2019.
Item 3.    Defaults Upon Senior Securities
For details on defaults of senior securities, see Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Exhibit

2.1	Amended Joint Chapter 11 Plan of Reorganization, dated September 30, 2019 (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on October 9, 2019).

3.1	Amended and Restated Certificate of Incorporation of Bristow Group Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 6, 2019).

3.2	Amended and Restated Bylaws of Bristow Group Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Form 8-K filed on November 6, 2019).

3.3*	Certificate of Designations of 10.000% Series A Convertible Preferred Stock of Bristow Group Inc., dated October 31, 2019.

4.1	Seventh Supplemental Indenture, dated as of September 11, 2019, to the 2008 Base Indenture (incorporated herein by reference to Exhibit 4.10 for the Company’s Form 10-K filed on October 28, 2019).

10.1
Restructuring Support Agreement, dated May 10, 2019, by and among Bristow Group Inc., certain subsidiaries of Bristow Group Inc. party thereto and the holders of the 8.75% Senior Secured Notes due 2023 party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 13, 2019).

10.2
Term Loan Credit Agreement, dated May 10, 2019, by and among Bristow Group Inc. and Bristow Holdings Company Ltd. III, as borrowers, certain subsidiary guarantors party thereto, the lenders from time to time party thereto, and Ankura Trust Company, LLC, as administrative agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 13, 2019).

10.3
Commitment Letter, dated May 10, 2019, by and among Bristow Group Inc., Bristow Holdings Company Ltd. III and the lenders party thereto (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 13, 2019).

10.4
Amendment No. 1 to Credit Agreement, dated June 6, 2019, by and among Bristow Group Inc. and Bristow Holdings Company Ltd. III, as borrowers, and the lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.83 to the Company’s Form 10-K filed on October 28, 2019).

10.5
Amended and Restated Restructuring Support Agreement, dated June 27, 2019, by and among Bristow Group Inc., certain subsidiaries of Bristow Group Inc. party thereto and the holders of the 8.75% Senior Secured Notes due 2023, the 6.25% Senior Secured Notes due 2023, the 6.25% Senior Notes due 2022 and the 4.50% Convertible Senior Notes due 2023 party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 28, 2019).

10.6
Commitment Letter, dated June 27, 2019, by and among Bristow Group Inc., Bristow Holdings Company Ltd. III and the lenders party thereto incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 28, 2019).

10.7
First Amendment to Amended and Restated Restructuring Support Agreement, dated as of July 24, 2019, by and among Bristow Group Inc., certain subsidiaries of Bristow Group Inc. party thereto and the holders of the 8.75% Senior Secured Notes due 2023, the 6.25% Senior Notes due 2022 and the.4.50% Convertible Senior Notes due 2023 party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 26, 2019).

10.8
Backstop Commitment Agreement, dated as of July 24, 2019, among Bristow Group Inc. and the commitment parties party thereto (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 26, 2019).

10.9
Amendment No. 2 to Credit Agreement, dated August 22, 2019, by and among Bristow Group Inc. and Bristow Holdings Company Ltd. III, as borrowers, and Ankura Trust Company, LLC, as administrative agent (incorporated herein by reference to Exhibit 10.88 to the Company’s Form 10-K filed on October 28, 2019).

10.10†	Fiscal Year 2020 Performance Incentive Plan, dated August 22, 2019 (incorporated herein by reference to Exhibit 10.89 to the Company’s Form 10-K filed on October 28, 2019).

10.11†	Fiscal Year 2020 Non-Executive Incentive Plan, dated August 22, 2019 (incorporated herein by reference to Exhibit 10.90 to the Company’s Form 10-K filed on October 28, 2019).

10.12
Superpriority Secured Debtor-in-Possession Credit Agreement, dated as of August 26, 2019, among Bristow Group Inc., as lead borrower, Bristow Holdings Company Ltd. II, as co-borrower, the other debtors and guarantors party thereto, the financial institutions or other entities party thereto, and Ankura Trust Company, LLC, as administrative agent and collateral agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 28, 2019).

10.13
Amendment No. 3 to Credit Agreement, dated August 26, 2019, by and among Bristow Group Inc. and Bristow Holdings Company Ltd. III, as borrowers, the lenders from time to time party thereto, and Ankura Trust Company, LLC, as administrative agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 28, 2019).

10.14
Amendment No. 4 to Term Loan Credit Agreement, dated as of September 30, 2019, by and among Bristow Group Inc. and Bristow Holdings Company Ltd. III, as borrowers, the lenders from time to time party thereto, and Ankura Trust Company, LLC, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 2, 2019).

10.15
Amendment No. 1 to Superpriority Secured Debtor-In-Possession Credit Agreement, dated as of September 30, 2019, by and among Bristow Group Inc. and Bristow Holdings Company Ltd. III, as borrowers, the lenders from time to time party thereto, and Ankura Trust Company, LLC, as administrative agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 2, 2019).

10.16
Limited Waiver and Amendment to Backstop Commitment Agreement, dated as of September 30, 2019, among Bristow Group Inc. and the commitment parties party thereto (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on October 2, 2019).

10.17
Omnibus Agreement, dated as of October 3, 2019, among Bristow Equipment Leasing Ltd., as borrower, Bristow Group Inc., PK Transportation Finance Ireland Limited, as lender, PK AirFinance S.à r.l., in its capacity as agent, and PK AirFinance S.à r.l., in its capacity as security trustee (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 9, 2019).

10.18
Amendment No. 5 to the Term Loan Credit Agreement, dated May 10, 2019, by and among Bristow Group Inc. and Bristow Holdings Company Ltd. III, as borrowers, certain subsidiaries of Bristow Group Inc. as guarantors party thereto, the lenders from time to time party thereto and Ankura Trust Company, LLC, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 6, 2019).

10.19
Amendment to the Term Loan Credit Agreement, dated as of February 1, 2017, among the Company, as guarantor, Bristow U.S. LLC, as borrower and lessee, BriLog Leasing Ltd., as lessee, Macquarie Bank Limited, as administrative agent and security agent, Macquarie Leasing LLC, as lender and owner participant, and Macquarie Rotorcraft Leasing Holdings Limited, as owner participant (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 6, 2019).

10.20
Amendment and Restatement, Confirmation and Waiver Agreement to the ABL Facilities Agreement dated April 17, 2018, by and among Bristow Norway AS and Bristow Helicopters Limited, as borrowers and guarantors, Bristow Group Inc., the financial institutions from time to time party thereto as lenders and Barclays Bank PLC, in its capacity as agent and security trustee (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 6, 2019).

10.21
Stockholders Agreement, dated as of October 31, 2019, by and among Bristow Group Inc. and the stockholders listed therein (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 6, 2019).

10.22
Registration Rights Agreement, dated as of October 31, 2019, by and among Bristow Group Inc. and the other parties signatory thereto (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed on November 6, 2019).

10.23†
Bristow Group Inc. Amended and Restated 2019 Management Severance Benefits Plan for U.S. Employees, dated as of October 31, 2019 (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 8-K filed on November 6, 2019).

31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.

31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant.

32.1**	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Joint Chapter 11 Plan of Reorganization, dated August 1, 2019 (incorporated herein by reference to Exhibit 99.2 to the Company’s Form 8-K filed on August 2, 2019).

99.2	Disclosure Statement, dated August 1, 2019 (incorporated herein by reference to Exhibit 99.3 to the Company’s Form 8-K filed on August 2, 2019).

99.3	Amended Joint Chapter 11 Plan of Reorganization, dated August 20, 2019 (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed on August 26, 2019).

99.4	Amended Disclosure Statement, dated August 20, 2019 (incorporated herein by reference to Exhibit 99.2 to the Company’s Form 8-K filed on August 26, 2019).

99.5	Order Confirming Amended Joint Chapter 11 Plan of Reorganization, dated October 8, 2019 (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed on October 9, 2019).

99.6	Amended Plan Supplement, filed with the Bankruptcy Court on October 2, 2019 (incorporated herein by reference to Exhibit 99.2 to the Company’s Form 8-K filed on October 9, 2019).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Compensatory Plan or Arrangement.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOW GROUP INC.

By:	/s/ Brian J. Allman
Brian J. Allman Senior Vice President and Chief Financial Officer

By:	/s/ Chris Gillette
Chris Gillette Chief Accounting Officer
December 27, 2019