Form 10-Q
period 2019-09-30
Bristow Group Inc
filed 2019-12-27
CIK 73887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

BRISTOW GROUP INC.
INDEX — FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements.
BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018

	(Unaudited) (In thousands, except per share amounts)
Revenue:
Operating revenue from non-affiliates	$291,348	$321,580	$595,478	$660,046
Operating revenue from affiliates	13,336	11,817	25,782	23,112
Reimbursable revenue from non-affiliates	13,536	15,946	30,136	32,853
	318,220	349,343	651,396	716,011
Operating expense:
Direct cost	236,655	277,217	494,414	557,268
Reimbursable expense	12,840	15,194	28,974	31,098
Prepetition restructuring charges	—	—	13,476	—
Depreciation and amortization	31,303	30,489	62,642	61,430
General and administrative	37,820	38,839	72,590	78,940
	318,618	361,739	672,096	728,736

Loss on impairment	(62,101)	(117,220)	(62,101)	(117,220)
Loss on disposal of assets	(230)	(1,293)	(4,017)	(2,971)
Earnings from unconsolidated affiliates, net of losses	633	1,461	2,980	(86)
Operating loss	(62,096)	(129,448)	(83,838)	(133,002)

Interest expense, net	(22,445)	(26,433)	(48,766)	(53,577)
Reorganization items, net	(93,943)	—	(170,299)	—
Gain (loss) on sale of subsidiaries	420	—	(55,883)	—
Other expense, net	(6,637)	(3,204)	(10,510)	(7,154)
Loss before benefit for income taxes	(184,701)	(159,085)	(369,296)	(193,733)
Benefit for income taxes	21,782	15,655	37,289	18,506
Net loss	(162,919)	(143,430)	(332,007)	(175,227)
Net income attributable to noncontrolling interests	(55)	(517)	(213)	(584)
Net loss attributable to Bristow Group	$(162,974)	$(143,947)	$(332,220)	$(175,811)

Loss per common share:
Basic	$(4.54)	$(4.02)	$(9.25)	$(4.93)
Diluted	$(4.54)	$(4.02)	$(9.25)	$(4.93)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018

	(Unaudited) (In thousands)
Net loss	$(162,919)	$(143,430)	$(332,007)	$(175,227)
Other comprehensive loss:
Currency translation adjustments	(12,334)	(7,967)	4,565	(37,000)
Unrealized gain (loss) on cash flow hedges, net of tax benefit of zero, $(0.1) million, zero and $0.2 million, respectively	1,124	(98)	1,598	1,250
Total comprehensive loss	(174,129)	(151,495)	(325,844)	(210,977)

Net income attributable to noncontrolling interests	(55)	(517)	(213)	(584)
Currency translation adjustments attributable to noncontrolling interests	35	(32)	24	(171)
Total comprehensive income attributable to noncontrolling interests	(20)	(549)	(189)	(755)
Total comprehensive loss attributable to Bristow Group	$(174,149)	$(152,044)	$(326,033)	$(211,732)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2019	March 31, 2019
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$153,885	$178,055
Restricted cash	38,910	—
Accounts receivable from non-affiliates	211,058	203,631
Accounts receivable from affiliates	17,735	13,160
Inventories	113,514	121,308
Assets held for sale	—	5,350
Prepaid expenses and other current assets	42,545	44,009
Total current assets	577,647	565,513
Investment in unconsolidated affiliates	109,986	118,203
Property and equipment – at cost:
Land and buildings	238,208	244,273
Aircraft and equipment	2,403,726	2,497,622
	2,641,934	2,741,895
Less – Accumulated depreciation and amortization	(963,634)	(907,715)
	1,678,300	1,834,180
Right-of-use assets	331,743	—
Goodwill	—	18,436
Other assets	94,899	116,267
Total assets	$2,792,575	$2,652,599

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$93,433	$99,573
Accrued wages, benefits and related taxes	45,774	48,151
Income taxes payable	3,234	3,646
Other accrued taxes	7,775	6,729
Deferred revenue	6,161	11,932
Accrued maintenance and repairs	24,932	24,337
Accrued interest	2,649	17,174
Current portion of operating lease liabilities	83,630	—
Other accrued liabilities	58,434	38,679
Short-term borrowings and current maturities of long-term debt	947,041	1,418,630
Total current liabilities	1,273,063	1,668,851
Long-term debt, less current maturities	75,611	8,223
Accrued pension liabilities	18,706	25,726
Other liabilities and deferred credits	7,905	26,229
Deferred taxes	59,862	111,203
Long-term operating lease liabilities	251,399	—
Total liabilities not subject to compromise	1,686,546	1,840,232
Liabilities subject to compromise	624,867	—
Total liabilities	2,311,413	1,840,232
Commitments and contingencies (Note 8)
Stockholders’ investment:
Common stock, $.01 par value, authorized 90,000,000; outstanding: 35,918,916 as of September 30 and March 31 (exclusive of 1,291,441 treasury shares)	386	386
Additional paid-in capital	863,546	862,020
Retained earnings	123,378	455,598
Accumulated other comprehensive loss	(321,802)	(327,989)
Treasury shares, at cost (2,756,419 shares)	(184,796)	(184,796)
Total Bristow Group stockholders’ investment	480,712	805,219
Noncontrolling interests	450	7,148
Total stockholders’ investment	481,162	812,367
Total liabilities and stockholders’ investment	$2,792,575	$2,652,599
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six Months Ended September 30,
	2019		2018

	(Unaudited) (In thousands)
Cash flows from operating activities:
Net loss	$(332,007)		$(175,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	62,642		61,430
Deferred income taxes	(45,252)		(27,651)
Write-off of deferred financing fees	4,038		—
Discount amortization on long-term debt	1,520		3,101
Reorganization items, net	119,333		—
Loss on disposal of assets	4,017		2,971
Loss on impairment	62,101		117,220
Loss on sale of subsidiaries	55,883	—	—
Deferral of lease payments	285		2,841
Stock-based compensation	1,526		3,714
Equity in earnings from unconsolidated affiliates less than dividends received	636		2,812
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(20,805)		6,792
Inventories	(201)		(3,785)
Prepaid expenses and other assets	(2,675)		2,980
Accounts payable	12,745		7,651
Accrued liabilities	32,890		(26,703)
Other liabilities and deferred credits	(13,841)		(5,048)
Net cash used in operating activities	(57,165)		(26,902)
Cash flows from investing activities:
Capital expenditures	(25,950)		(17,302)
Proceeds from asset dispositions	5,003		8,462
Cash transferred in sale of subsidiaries, net of cash received	(22,458)		—
Net cash used in investing activities	(43,405)		(8,840)
Cash flows from financing activities:
Proceeds from borrowings	225,585		387
Debt issuance costs	(14,130)		(2,554)
Repayment of debt	(99,228)		(29,970)
Partial prepayment of put/call obligation	(1,323)		(27)
Dividends paid to noncontrolling interest	—		(580)
Issuance of common stock	—		2,830
Repurchases for tax withholdings on vesting of equity awards	—		(1,504)
Net cash provided by (used in) financing activities	110,904		(31,418)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,406		(5,272)
Net increase (decrease) in cash, cash equivalents and restricted cash	14,740		(72,432)
Cash and cash equivalents at beginning of period	178,055		380,223
Cash, cash equivalents and restricted cash at end of period	$192,795		$307,791
Cash paid during the period for:
Interest	$37,165		$48,555
Income taxes	$8,631		$9,919
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Investment
(Unaudited)
(In thousands, except share amounts)

	Total Bristow Group Stockholders’ Investment
	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Investment
March 31, 2019	$386	35,918,916	$862,020	$455,598	$(327,989)	$(184,796)	$7,148	$812,367
Issuance of common stock	—	—	824	—	—	—	—	824
Sale of subsidiaries	—	—	—	—	—	—	(5,612)	(5,612)
Currency translation adjustments	—	—	—	—	—	—	(11)	(11)
Net income (loss)	—	—	—	(169,246)	—	—	158	(169,088)
Other comprehensive income	—	—	—	—	17,362	—	—	17,362
June 30, 2019	$386	35,918,916	$862,844	$286,352	$(310,627)	$(184,796)	$1,683	$655,842
Issuance of common stock	—	—	702	—	—	—	—	702
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(1,323)	(1,323)
Currency translation adjustments	—	—	—	—	—	—	35	35
Net income (loss)	—	—	—	(162,974)	—	—	55	(162,919)
Other comprehensive income	—	—	—	—	(11,175)	—	—	(11,175)
September 30, 2019	$386	35,918,916	$863,546	$123,378	$(321,802)	$(184,796)	$450	$481,162
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Investment
(Unaudited)
(In thousands, except share amounts)

	Total Bristow Group Stockholders’ Investment
	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Investment
March 31, 2018	$382	35,526,625	$852,565	$794,191	$(286,094)	$(184,796)	$7,253	$1,183,501
Adoption of new accounting guidance (1)	—	—	—	(1,746)	—	—	—	(1,746)
Issuance of common stock	3	238,650	4,261	—	—	—	—	4,264
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(14)	(14)
Currency translation adjustments	—	—	—	—	—	—	(139)	(139)
Net income (loss)	—	—	—	(31,864)	—	—	67	(31,797)
Other comprehensive loss	—	—	—	—	(27,824)	—	—	(27,824)
June 30, 2018	385	35,765,275	856,826	760,581	(313,918)	(184,796)	7,167	1,126,245
Issuance of common stock	—	32,910	1,983	—	—	—	—	1,983
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(13)	(13)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(580)	(580)
Currency translation adjustments	—	—	—	—	—	—	(32)	(32)
Net income (loss)	—	—	—	(143,947)	—	—	517	(143,430)
Other comprehensive loss	—	—	—	—	(8,097)	—	—	(8,097)
September 30, 2018	$385	35,798,185	$858,809	$616,634	$(322,015)	$(184,796)	$7,059	$976,076
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
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated balance sheet of the Company as of September 30, 2019, the consolidated statements of operations and comprehensive loss for the three and six months ended September 30, 2019 and 2018, the consolidated cash flows for the six months ended September 30, 2019 and 2018, and the consolidated statements of changes in stockholders’ investment for the three and six months ended September 30, 2019 and 2018.
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
The effective date of the Amended Plan (the “Effective Date”) occurred on October 31, 2019.

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Bankruptcy Accounting
The condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business and reflect the application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations (“ASC 852”). ASC 852 requires that the financial statements, for periods subsequent to the filing of the Chapter 11 Cases, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that are realized or incurred in the bankruptcy proceedings are recorded in reorganization items, net on our condensed consolidated statements of operations. In addition, prepetition unsecured and under-secured obligations that may be impacted by the bankruptcy reorganization process have been classified as liabilities subject to compromise on our condensed consolidated balance sheet as of September 30, 2019. As of September 30, 2019, these liabilities were reported at the amounts expected to be allowed as claims by the Bankruptcy Court, although some were subsequently settled for less. Where there was uncertainty about whether a secured claim would be paid or impaired pursuant to the Chapter 11 Cases, we classified the entire amount of the claim as an outstanding liability subject to compromise as of September 30, 2019. For specific discussion on balances of liabilities subject to compromise and reorganization items, net, see Note 2.
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
Loss on Impairment
Loss on impairment for the three and six months ended September 30, 2019 and 2018 includes the following (in thousands):

	Three and six months ended September 30, 2019	Three and six months ended September 30, 2018
Impairment of property and equipment (1)	$42,022	$104,939
Impairment of goodwill	17,504	—
Impairment of inventories	—	9,276
Impairment of investment in unconsolidated affiliates	2,575	—
Impairment of intangible assets	—	3,005
	$62,101	$117,220
___________

(1)
Includes impairment of $42.0 million for H225 aircraft for the three and six months ended September 30, 2019. Includes impairment of $87.5 million for H225 aircraft and $17.5 million for Eastern Airways International Limited (“Eastern Airways”) aircraft and equipment for the three and six months ended September 30, 2018.

We recorded impairment of goodwill of $17.5 million during the three months ended September 30, 2019 attributable to Capiteq Limited, operating under the name Airnorth (see discussion under “— Goodwill” below).

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
We own a 17.2% investment in Sky Future Partners Limited (“Sky Future Partners”), a provider of drone-based inspection services to the global industrial markets. Given the negative evolution of Sky Future Partners’ liquidity forecast during the three months ended September 30, 2019 and the impact this would have on continued operations and future opportunities, we determined the investment to be other-than-temporarily impaired as of September 30, 2019. During the three months ended September 30, 2019, we recorded a $2.6 million impairment to our investment in Sky Future Partners in our Corporate and other region.
The fair value of investment in unconsolidated affiliates is estimated using the income approach. The estimate of fair value includes unobservable inputs, representative of Level 3 fair value measurement, including assumptions related to future performance, such as projected demand for services.
Prior to the three months ended September 30, 2018, we had been actively marketing our H225 aircraft with the expectation of a substantial return of the aircraft to oil and gas service. However, market conditions and more significantly, the development of alternative opportunities outside of our traditional oil and gas service for our H225 aircraft and our decision to pursue those opportunities during the three months ended September 30, 2018, indicated a substantial return to oil and gas service within our operations was not likely. Therefore, during the three months ended September 30, 2018, we concluded that cash flows associated with our H225 helicopters are largely independent from the cash flows associated with the remainder of our oil and gas related property and equipment (the “oil and gas asset group”) and should be tested for impairment as a stand-alone asset group. In accordance with ASC 360-10, we performed an impairment analysis for our stand-alone H225 asset group (“H225 asset group”) and determined that the forecasted cash flows over the remaining useful life of the asset group were insufficient to recover the carrying value of the asset group. We determined the fair value of the H225 asset group to be $116.4 million and recorded an impairment charge of $87.5 million. In addition, we performed a review of our H225 aircraft-related inventory and recorded an impairment charge of $8.9 million to record the inventory at the lower of cost or net realizable value. These impairments are included in our Corporate and other region in Note 13. The inputs used in our fair value estimates were from Level 3 of the fair value hierarchy discussed in Note 6.
In September 2019, we identified a potential decline in the fair value of the H225 asset group based on market transactions for the aircraft and as a result, in accordance with ASC 360-10, we performed an impairment analysis for our H225 asset group. We determined that the forecasted cash flows over the remaining useful life of the H225 asset group were insufficient to recover the carrying value of the H225 asset group. We determined the fair value of the H225 asset group to be $61.2 million and recorded an impairment charge of $42.0 million in the three months ended September 30, 2019. The inputs used in our fair value estimates were from Level 2 of the fair value hierarchy discussed in Note 6.
 Changes in our forecasted cash flows during the three months ended September 30, 2018 indicated the need for the performance of a recoverability analysis for the airline related assets of Eastern Airways. In accordance with ASC 360-10, we estimate future undiscounted cash flows to test the recoverability of the airline related assets of Eastern Airways for potential impairment. The determination of estimated future undiscounted cash flows required us to use significant unobservable inputs including assumptions related to projected demand for services and rates. We determined that the estimated future undiscounted cash flows were below the carrying value for our airline related assets of Eastern Airways as of September 30, 2018.  We determined the fair value of the asset group to be $20.5 million and recorded an impairment charge of $17.5 million.  As part of our impairment review of the airline assets of Eastern Airways, we also recorded impairments of $3.0 million related to the remaining intangible assets and $0.3 million related to inventory. These impairments are included in our Europe and Caspian region in Note 13. The inputs used in our fair value estimates were from Level 3 of the fair value hierarchy discussed in Note 6.

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Foreign Currency
During the three and six months ended September 30, 2019 and 2018, our primary foreign currency exposure was to the British pound sterling, the euro, the Australian dollar, the Norwegian kroner and the Nigerian naira. The value of these currencies has fluctuated relative to the U.S. dollar as indicated in the following table:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
One British pound sterling into U.S. dollars
High	1.27	1.33	1.32	1.43
Average	1.23	1.30	1.26	1.33
Low	1.21	1.27	1.21	1.27
At period-end	1.23	1.30	1.23	1.30
One euro into U.S. dollars
High	1.13	1.18	1.14	1.24
Average	1.11	1.16	1.12	1.18
Low	1.09	1.13	1.09	1.13
At period-end	1.09	1.16	1.09	1.16
One Australian dollar into U.S. dollars
High	0.70	0.75	0.72	0.78
Average	0.69	0.73	0.69	0.74
Low	0.67	0.71	0.67	0.71
At period-end	0.67	0.72	0.67	0.72
One Norwegian kroner into U.S. dollars
High	0.1172	0.1249	0.1179	0.1290
Average	0.1129	0.1214	0.1143	0.1230
Low	0.1097	0.1179	0.1097	0.1179
At period-end	0.1101	0.1228	0.1101	0.1228
One Nigerian naira into U.S. dollars
High	0.0028	0.0028	0.0028	0.0028
Average	0.0028	0.0028	0.0028	0.0028
Low	0.0028	0.0027	0.0028	0.0027
At period-end	0.0028	0.0027	0.0028	0.0027
_____________
Source: FactSet
Other income (expense), net, in our condensed consolidated statements of operations includes foreign currency transaction losses of $5.8 million and $2.3 million for the three months ended September 30, 2019 and 2018, respectively, and $8.7 million and $5.3 million for the six months ended September 30, 2019 and 2018, respectively. Transaction gains and losses represent the revaluation of monetary assets and liabilities from the currency that will ultimately be settled into the functional currency of the legal entity holding the asset or liability. The most significant items revalued are denominated in U.S. dollars on entities with British pound sterling and Nigerian naira functional currencies and denominated in British pound sterling on entities with U.S. dollar functional currencies, with transaction gains or losses primarily resulting from the strengthening or weakening of the U.S. dollar versus those other currencies.

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Our earnings from unconsolidated affiliates, net of losses, are also affected by the impact of changes in foreign currency exchange rates on the reported results of our unconsolidated affiliates. During the three months ended September 30, 2019 and 2018, earnings (losses) from unconsolidated affiliates, net decreased by $1.6 million and $1.0 million, respectively, and during the six months ended September 30, 2019 and 2018, earnings from unconsolidated affiliates, net of losses, decreased by $1.7 million and $3.6 million, respectively, as a result of the impact of changes in foreign currency exchange rates on the earnings of our unconsolidated affiliates, primarily the impact of changes in the Brazilian real to U.S. dollar exchange rate on earnings for our affiliate in Brazil. The value of the Brazilian real has fluctuated relative to the U.S. dollar as indicated in the following table:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
One Brazilian real into U.S. dollars
High	0.2675	0.2699	0.2675	0.3020
Average	0.2524	0.2537	0.2538	0.2657
Low	0.2393	0.2390	0.2393	0.2390
At period-end	0.2401	0.2504	0.2401	0.2504
_____________
Source: FactSet
We estimate that the fluctuation of currencies versus the same period in the prior fiscal year had the following effect on our financial condition and results of operations (in thousands):

	Three Months Ended September 30, 2019	Six Months Ended September 30, 2019
Revenue	$(11,361)	$(23,964)
Operating expense	11,025	21,855
Earnings from unconsolidated affiliates, net of losses	(576)	1,888
Other income (expense), net	(3,509)	(3,411)
Income before provision for income taxes	(4,421)	(3,632)
Provision for income taxes	1,041	415
Net income	(3,380)	(3,217)
Cumulative translation adjustment	(12,299)	4,589
Total stockholders’ investment	$(15,679)	$1,372
Interest Expense, Net
During the three and six months ended September 30, 2019 and 2018, interest expense, net consisted of the following (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Interest income	$270	$1,229	$657	$1,408
Interest expense	(22,715)	(27,662)	(49,423)	(54,985)
Interest expense, net	$(22,445)	$(26,433)	$(48,766)	$(53,577)

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Restricted Cash
As of September 30, 2019, restricted cash consisted of $37.0 million deposited in a financial institution trust held in escrow to be used in accordance with the DIP Credit Agreement and $1.9 million related to Norway withholding taxes. See Note 5 for further details on the DIP Credit Agreement.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

	September 30, 2019	March 31, 2019

	(In thousands)
Reconciliation of cash, cash equivalents and restricted cash as shown in the statements of cash flows:
Cash and cash equivalents	$153,885	$178,055
Restricted cash	38,910	—
Total cash, cash equivalents and restricted cash	$192,795	$178,055
Accounts Receivable
As of September 30 and March 31, 2019, the allowance for doubtful accounts for non-affiliates was $0.8 million and $1.6 million, respectively. There were no allowances for doubtful accounts related to accounts receivable due from affiliates as of September 30 and March 31, 2019. The allowance for doubtful accounts for non-affiliates as of September 30, 2019 and March 31, 2019 primarily relates to amounts due from a customer in Australia.
Inventories
As of September 30 and March 31, 2019, inventories were net of allowances of $18.7 million and $19.4 million, respectively. As discussed under “— Loss on Impairment”, we performed a review of our H225 aircraft related inventory and Eastern Airways inventory and recorded impairment charges of $8.9 million and $0.3 million, respectively, to record the inventories at the lower of cost or net realizable value during the three months ended September 30, 2018.
Prepaid Expenses and Other Current Assets
As of September 30 and March 31, 2019, prepaid expenses and other current assets included the short-term portion of contract acquisition and pre-operating costs totaling $9.2 million and $9.8 million, respectively, related to the search and rescue (“SAR”) contracts in the U.K. and two customer contracts in Norway, which are recoverable under the contracts and will be expensed over the terms of the contracts. For the three months ended September 30, 2019 and 2018, we expensed $2.6 million and $2.5 million, respectively, and for the six months ended September 30, 2019 and 2018, we expensed $4.7 million and $5.2 million, respectively, related to these contracts.
Goodwill
Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Goodwill has an indefinite useful life and is not amortized, but is assessed for impairment annually or when events or changes in circumstances indicate that a potential impairment exists.
Goodwill related to our Asia Pacific reporting unit was as follows (in thousands):

March 31, 2019	$18,436
Foreign currency translation	(932)
Impairments	(17,504)
September 30, 2019	$—

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accumulated goodwill impairment of $68.4 million and $50.9 million as as of September 30 and March 31, 2019, respectively, related to our reporting units as follows (in thousands):

	Europe Caspian	Africa	Americas	Asia Pacific	Corporate and other	Total
March 31, 2019	$(33,883)	$(6,179)	$(576)	$—	$(10,223)	$(50,861)
Impairments	—	—	—	(17,504)	—	(17,504)
September 30, 2019	$(33,883)	$(6,179)	$(576)	$(17,504)	$(10,223)	$(68,365)
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
During the three months ended September 30, 2019, we noted an overall reduction in expected operating results for Airnorth from continued cost pressure combined with less than expected passenger and route fulfillment. We concluded the fair value of our goodwill for Airnorth could have fallen below its carrying value and that an interim period analysis of goodwill was required. We performed the interim impairment test of goodwill for Airnorth as of September 30, 2019, concluding the estimated fair value of Airnorth was below its carrying value. We recorded an impairment charge of $17.5 million reflected in loss on impairment on our statements of operations for the three and six months ended September 30, 2019.
We estimated the implied fair value of Airnorth using the income and market approaches. The determination of estimated fair value required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of the reporting units, such as projected demand for our services and rates.
The income approach was based on a discounted cash flow model, which utilized present values of cash flows to estimate fair value. The future cash flows were projected based on our estimates of future rates for our services, utilization, operating costs, capital requirements, growth rates and terminal values. Forecasted rates and utilization take into account current market conditions and our anticipated business outlook, both of which have been impacted by the adverse changes in the offshore energy and mining business environment from the downturn. Operating costs were forecasted using a combination of our historical average operating costs and expected future costs. Capital requirements in the discounted cash flow model were based on management’s estimates of future capital costs driven by expected market demand in future periods. The estimated capital requirements included cash outflows for new aircraft, infrastructure and improvements, if necessary. A terminal period was used to reflect our estimate of stable, perpetual growth. The future cash flows were discounted using a market-participant risk-adjusted weighted average cost of capital for the reporting unit. These assumptions were derived from unobservable inputs and reflect management’s judgments and assumptions.
The market approach was based upon the application of price-to-earnings multiples to management’s estimates of future earnings adjusted for a control premium. Management’s earnings estimates were derived from unobservable inputs that require significant estimates, judgments and assumptions as described in the income approach.
For purposes of the goodwill impairment test, we calculated Airnorth’s estimated fair value as a combination of the values calculated under the income approach and the market approach.

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Other Assets
The long-term portion of intangible assets and intangible assets with indefinite lives are included within other assets. Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values. The Airnorth acquisition included in our Asia Pacific region, resulted in intangible assets for customer relationships and trade name and trademarks. Intangible assets by type not fully amortized were as follows (in thousands):

	Customer relationships	Trade name and trademarks	Total

	Gross Carrying Amount
March 31, 2019	$2,143	$331	$2,474
Foreign currency translation	(54)	(16)	(70)
September 30, 2019	$2,089	$315	$2,404

	Accumulated Amortization
March 31, 2019	$(1,070)	$—	$(1,070)
Amortization expense	(75)	—	(75)
September 30, 2019	$(1,145)	$—	$(1,145)

Weighted average remaining contractual life, in years	6.3	*	6.3
_____________

*	Trade name and trademarks relating to Airnorth were determined to have indefinite useful lives and therefore were not amortized, but instead are tested for impairment on an annual basis.
Future amortization expense of intangible assets for each of the years ending March 31 is as follows (in thousands):

2020	$75
2021	150
2022	150
2023	150
2024	150
Thereafter	584
$1,259
In addition to the other intangible assets described above, other assets included the long-term portion of contract acquisition and pre-operating costs totaling $30.5 million and $37.1 million, respectively, as of September 30 and March 31, 2019, related to the SAR contracts in the U.K. and two customer contracts in Norway, which are recoverable under the contracts and will be expensed over the terms of the contracts.
Property and Equipment
During the three and six months ended September 30, 2019 and 2018, we made capital expenditures as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018

Capital expenditures (in thousands):
Aircraft and equipment	$16,074	$4,394	$22,762	$12,731
Land and buildings	2,437	4,013	3,188	4,571
Total capital expenditures	$18,511	$8,407	$25,950	$17,302
As of December 31, 2018, we revised the salvage values of certain aircraft to reflect our expectation of future sales values given our disposal plans for those aircraft. We recorded additional depreciation expense of $1.4 million and $2.8 million during the three and six months ended September 30, 2019, respectively.

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

We evaluate our asset groups for impairment whenever facts or circumstances indicate the carrying value of an asset group may not be recoverable.
The removal of the H225 aircraft from our oil and gas asset group and changes in our forecasted cash flows for that asset group during the three months ended September 30, 2018 indicated the need for the performance of a recoverability analysis of our oil and gas asset group. In accordance with ASC 360-10, we estimate future undiscounted cash flows to test the recoverability of our oil and gas asset group, which largely consists of our oil and gas-related held for use aircraft. The determination of estimated future undiscounted cash flows required us to use significant unobservable inputs including assumptions related to projected demand for services, rates and anticipated aircraft disposal values. We determined that the estimated future undiscounted cash flows exceeded the carrying value for our oil and gas asset group as of September 30, 2018, and no impairment was recorded on these assets.
Changes in our forecasted cash flows as a result of actions taken during the Chapter 11 Cases during the three months ended September 30, 2019 triggered a review of our oil and gas asset group for potential impairment. In accordance with ASC 360-10, we estimate future undiscounted cash flows to test the recoverability of our oil and gas asset group, which largely consists of our oil and gas-related held for use aircraft. The determination of estimated future undiscounted cash flows required us to use significant unobservable inputs including assumptions related to projected demand for services, rates and anticipated aircraft disposal values. We determined that the estimated future undiscounted cash flows exceeded the carrying value for our oil and gas asset group as of September 30, 2019, and no impairment was recorded on these assets. Future declines in operating performance, anticipated business outlook and asset disposal values may reduce our estimated future undiscounted cash flows and result in impairment of our oil and gas asset group.
Changes in our forecasted cash flows during the three months ended September 30, 2019 indicated the need for the performance of a recoverability analysis for the airline related assets of Airnorth. In accordance with ASC 360-10, we estimate future undiscounted cash flows to test the recoverability of the airline related assets of Airnorth for potential impairment. The determination of estimated future undiscounted cash flows required us to use significant unobservable inputs including assumptions related to projected demand for services and rates. We determined that the estimated future undiscounted cash flows exceeded the carrying value for our Airnorth asset group as of September 30, 2019 and no impairment was recorded on these assets. Future declines in operating performance, anticipated business outlook and asset disposal values may reduce our estimated future undiscounted cash flows and result in impairment of our Airnorth asset group.
The following table presents details on the property and equipment sold or disposed of and impairments on property and equipment during the three and six months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018

	(In thousands, except for number of aircraft)
Number of aircraft sold or disposed of	1	—	3	3
Proceeds from sale or disposal of assets (1)	$1,799	$688	$5,003	$8,462
Loss from sale or disposal of assets (2)	$(230)	$(1,293)	$(4,017)	$(2,971)

Impairment charges on property and equipment (3)	$42,022	$104,939	$42,022	$104,939
_____________

(1)	Includes proceeds received for sale of property and equipment (including aircraft) during each period.

(2)
Included in loss on disposal of assets on our condensed consolidated statements of operations. Includes gain (loss), net for sale or disposal of property and equipment (including aircraft) during each period.

(3)
Includes $42.0 million impairment related to the H225s for the three and six months ended September 30, 2019. Includes $87.5 million impairment related to H225s and $17.5 million related to Eastern Airways assets for the three and six months ended September 30, 2018, included in loss on impairment on our condensed consolidated statement of operations. See “—Loss on Impairment” above for further details.

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

OEM Cost Recoveries
During fiscal year 2018, we reached agreements with original equipment manufacturers (“OEM”) to recover approximately $136.0 million related to ongoing aircraft issues, of which $125.0 million was realized during fiscal year 2018 and $11.0 million was recovered during the three months ended June 30, 2018. To reflect the amount realized from these OEM cost recoveries during fiscal year 2018, we recorded a $94.5 million decrease in the carrying value of certain aircraft in our fleet through a decrease in property and equipment – at cost, reduced rent expense by $16.6 million and recorded a deferred liability of $13.9 million, included in other accrued liabilities and other liabilities and deferred credits, related to a reduction in rent expense to be recorded in future periods, of which $2.4 million and $5.9 million was recognized during the three and six months ended September 30, 2018, respectively, and $2.0 million was recognized during the six months ended March 31, 2019. We determined the realized portion of the cost recoveries related to a long-term performance issue with the aircraft, requiring a reduction of carrying value for owned aircraft and a reduction in rent expense for leased aircraft. During the six months ended September 30, 2019, we returned the remaining four leased aircraft and recognized all of the remaining deferred liability related to the leased aircraft of $6.0 million as a reduction in rent expense. For the owned aircraft, we allocated the $94.5 million as a reduction in carrying value by reducing the historical acquisition value of each affected aircraft on a pro-rata basis utilizing the historical acquisition value of the aircraft.
During the six months ended September 30, 2018, we recovered the remaining $11.0 million in OEM cost recoveries by agreeing to net certain amounts previously accrued for aircraft leases and capital expenditures against those recoveries. During the six months ended September 30, 2018, we recorded a $7.6 million increase in revenue and a $2.1 million decrease in direct cost. We realized the remaining $1.3 million recovery during fiscal year 2019. The increase in revenue relates to compensation for lost revenue in prior periods from the late delivery of aircraft and the decreases in direct cost over fiscal year 2019 relate to costs we have incurred.
Other Accrued Liabilities
Other accrued liabilities of $58.4 million and $38.7 million as of September 30 and March 31, 2019, respectively, includes the following:

	September 30, 2019	March 31, 2019

	(In thousands)
Accrued lease costs	$1,291	$6,017
Deferred OEM cost recovery	—	3,997
Backstop Commitment Agreement (1)	19,250	—
Accrued legal and professional fees	17,446	3,070
Accrued property and equipment	860	997
Deferred gain on sale leasebacks	789	1,305
Other operating accruals	18,798	14,437
Eastern Airways other accrued liabilities(2)	—	8,856
	$58,434	$38,679
_____________

(1)	Estimated fees related to the Backstop Commitment Agreement (the “Backstop Commitment Agreement”). See Note 5 for further details.

(2)	Eastern Airways was sold on May 10, 2019.

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Gain (Loss) on Sale of Subsidiaries
Gain (loss) on sale of subsidiaries includes the following:

	Three Months Ended September 30, 2019	Six Months Ended September 30, 2019

	(in thousands)
Sale of Eastern Airways	$—	$(46,852)
Sale of Aviashelf and Bristow Helicopters Leasing Limited	420	(9,031)
	$420	$(55,883)
Eastern Airways
Bristow Helicopters Limited (“Bristow Helicopters”), a subsidiary of Bristow Group, together with its legal and financial advisors, pursued various transactions to exit the Eastern Airways business, which made negative contributions to our operating income in each of the last three fiscal years, including pursuing a sales process with several third parties over an extended period. On May 10, 2019, Bristow Helicopters completed the sale of all of the shares of Eastern Airways to Orient Industrial Holdings Limited (“OIHL”), an entity affiliated with Mr. Richard Lake, a director of Bristow Helicopters, pursuant to a Sale and Purchase Agreement (the “EAIL Purchase Agreement”). Pursuant to the EAIL Purchase Agreement and related agreements, Bristow Helicopters contributed approximately £17.1 million to Eastern Airways as working capital, OIHL acquired Eastern Airways. Bristow Helicopters retained its controlling ownership of the shares in Humberside International Airport Limited that it previously held through Eastern Airways. Certain intercompany balances between Bristow Helicopters and Eastern Airways were also written off. As a result of the transaction, OIHL now owns and operates Eastern Airways, which had previously operated as a separate unit within Bristow Group, and Bristow Helicopters maintains its controlling interest in Humberside Airport, from which Bristow Helicopters provides U.K. SAR services.
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
The loss on the sale of Eastern Airways for the six months ended September 30, 2019 of $46.9 million includes the write-off of net assets of $35.0 million and write-off of cumulative translation adjustment of $11.9 million.
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
The loss on the sale of Aviashelf and BHLL for the six months ended September 30, 2019 of $9.0 million includes the loss on sale of net assets of $1.8 million and write-off of cumulative translation adjustment of $7.2 million.

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

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — BANKRUPTCY AND RELATED MATTERS
Fiscal Year 2020 Incentive Plans
Key Employee Incentive Plans
In connection with the Chapter 11 Cases, the Compensation Committee of the Board of Directors of the Company (“Board”) adopted on behalf of the Company an Executive Key Employee Incentive Plan (the “Executive KEIP”) and a Non-Executive Key Employee Incentive Plan (“Non-Executive KEIP”), each approved by the Bankruptcy Court on August 22, 2019. The Executive KEIP is designed to incentivize ten of the Company’s senior executives by providing a total potential cash award pool of approximately $3.1 million at threshold, $6.1 million at target and up to $12.3 million for exceeding target, and is contingent upon achievement of certain financial targets and safety metrics, and the timing of confirmation of the Amended Plan by the Bankruptcy Court. The Non-Executive KEIP is designed to enhance retention of up to 183 other non-insider employees and provides a total potential cash award pool of approximately $7.7 million at threshold, $10.3 million at target and up to $15.4 million for exceeding target, with 50 percent of the payment contingent upon achievement of certain financial targets and safety metrics, and 50 percent of the payment being based on continued employment with the Company. The payments for the Executive KEIP will be made quarterly with the first payment made in October 2019. The payments for the Non-Executive KEIP will be made quarterly with the first payment made in October 2019.
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
The Debtors have been paying and intend to continue to pay undisputed post-petition claims in the ordinary course of business. With respect to prepetition claims, the Debtors notified all known claimants of the deadline to file a proof of claim with the Bankruptcy Court. The Debtors’ liabilities subject to compromise represent the estimate as of September 30, 2019 of claims expected to be allowed under the Amended Plan. Prepetition liabilities that are subject to compromise were required to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.
Liabilities subject to compromise included in our condensed consolidated balance sheet includes the following as of September 30, 2019 (in thousands):

6¼% Senior Notes due 2022 principal and accrued interest (1)	$415,894
4½% Convertible Senior Notes due 2023 principal and accrued interest (2)	146,627
Accrued lease termination costs (3)	35,000
Milestone Omnibus Agreement (4)	20,063
Corporate lease termination (5)	5,300
Deferred compensation plan	1,983
$624,867
_____________

(1)	Includes $401.5 million of principal and $14.4 million of interest accrued through May 11, 2019. See Note 5 for further details.

(2)	Includes $143.8 million of principal and $2.9 million of interest accrued through May 11, 2019. See Note 5 for further details.

(3)	Relates to ten aircraft leases rejected in June 2019, including nine S-76C+s and one S-76D. See Note 9 for further details.

(4)
Includes costs related to the return of four leased H225s on May 6, 2019 and includes lease termination costs, deferred lease costs previously included as short-term debt on our condensed consolidated balance sheet and additional lease return costs. See Note 9 for further details.

(5)	See Note 9 for further details.

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Prepetition Restructuring Charges
Prepetition restructuring charges totaling $13.5 million for the six months ended September 30, 2019 include professional fees incurred prior to May 11, 2019 related to our Chapter 11 Cases.
Reorganization Items, Net
Reorganization items, net included in our condensed consolidated statement of operations represent amounts incurred after May 11, 2019 or expected to be incurred directly resulting from the Chapter 11 Cases and consist of the following items for the three and six months ended September 30, 2019 (in thousands):

	Three Months Ended September 30, 2019	Six Months Ended September 30, 2019

Professional fees	$35,462	$50,965
H175 settlement agreement (1)	31,830	31,830
Lease termination costs (2)	4,170	30,221
Write-off of discount on 4½% Convertible Senior Notes due 2023	—	30,158
Backstop Commitment Agreement (3)	19,250	19,250
Write-off of deferred financing fees (4)	4,114	8,758
Corporate lease termination cost	1,063	1,063
Milestone Omnibus Agreement allowed claim adjustment (5)	(1,946)	(1,946)
	$93,943	$170,299
_____________

(1)	During the three and six months ended September 30, 2019, we rejected our aircraft purchase agreement with Airbus Helicopters S.A.S. for the 22 H175 helicopters.

(2)	Relates to ten aircraft leases rejected in June 2019, including nine S-76C+s and one S-76D.

(3)	The three and six months ended September 30, 2019 includes $19.3 million of estimated fees related to the Backstop Commitment Agreement. See Note 5 for further details.

(4)
The three months ended September 30, 2019 includes $4.1 million incurred for fees related to the DIP Credit Agreement. The six months ended September 30, 2019 includes $2.4 million related to the 6¼% Senior Notes due 2022 (“6¼% Senior Notes”), $2.3 million related to deferred financing fees related to the 4½% Convertible Senior Notes due 2023 (“4½% Convertible Senior Notes”) and $4.1 million incurred for fees related to the DIP Credit Agreement.

(5)	During the three months ended September 30, 2019, the allowed claim for the Milestone Omnibus Agreement was adjusted lower by $1.9 million.
Cash paid for reorganization items during the three and six months ended September 30, 2019 was $14.3 million and $15.7 million, respectively, and related to professional fees and debt financing fees.

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
BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION)
Condensed Combined Statements of Operations

	Three Months Ended September 30, 2019	Six Months Ended September 30, 2019

	(Unaudited)
	(In thousands)
Revenue	$90,918	$180,630
Operating expense:
Direct cost and reimbursable expense	62,397	134,741
Prepetition restructuring charges	—	12,449
Depreciation and amortization	31,319	62,608
General and administrative	19,999	33,760
	113,715	243,558

Loss on impairment	(42,022)	(42,022)
Gain (loss) on disposal of assets	(375)	4,200
Operating loss	(65,194)	(100,750)
Interest expense, net	(18,364)	(39,817)
Reorganization items, net	(83,392)	(159,289)
Other income, net	1,000	1,679
Loss before benefit for income taxes	(165,950)	(298,177)
Benefit for income taxes	25,291	44,350
Net loss	(140,659)	(253,827)
Net income attributable to noncontrolling interests	(10)	(24)
Net loss attributable to Bristow Group	$(140,669)	$(253,851)

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION)
Condensed Combined Balance Sheet

September 30, 2019
(Unaudited)
(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$39,093
Restricted cash	34
Accounts receivable	43,395
Intercompany accounts receivable	458,008
Inventories	35,658
Prepaid expenses and other current assets	11,250
Total current assets	587,438
Intercompany investment	633,197
Intercompany notes receivable	377,069
Property and equipment, net	1,323,267
Right-of-use assets	298,860
Other assets	7,998
Total assets	$3,227,829

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$37,586
Intercompany accounts payable	109,756
Accrued liabilities	56,618
Accrued interest	2,418
Intercompany accrued interest	4,365
Current portion of operating lease liabilities	84,927
Short-term borrowings and current maturities of long-term debt	831,778
Total current liabilities	1,127,448
Long-term debt, less current maturities	34,161
Intercompany notes payable	77,422
Other liabilities and deferred credits	4,599
Deferred taxes	40,287
Long-term operating lease liabilities	217,421
Total liabilities not subject to compromise	1,501,338
Liabilities subject to compromise	624,867
Total liabilities	2,126,205
Stockholders’ investment:
Total Bristow Group stockholders’ investment	1,100,351
Noncontrolling interests	1,273
Total stockholders’ investment	1,101,624
Total liabilities and stockholders’ investment	$3,227,829

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION)
Condensed Combined Statement of Cash Flows

Six Months Ended September 30, 2019

(Unaudited)
(In thousands)
Cash flows from operating activities:
Net loss	$(253,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	62,608
Deferred income taxes	(45,283)
Loss on impairment	42,022
Discount amortization on long-term debt	1,520
Write-off of deferred financing fees	2,726
Reorganization items, net	109,259
Gain on disposal of assets	(4,200)
Deferral of lease payments	285
Stock-based compensation	1,159
Increase (decrease) in cash resulting from changes in:
Accounts receivable	2,156
Inventories	(328)
Prepaid expenses and other assets	(4,507)
Accounts payable	24,130
Accrued liabilities	39,415
Other liabilities and deferred credits, including intercompany activity	(80,800)
Net cash used in operating activities	(103,665)
Cash flows from investing activities:
Capital expenditures	(4,472)
Proceeds from asset dispositions	4,935
Net cash provided by investing activities	463
Cash flows from financing activities:
Proceeds from borrowings	150,000
Debt issuance costs	(6,696)
Repayment of debt	(94,573)
Partial prepayment of put/call obligation	(37)
Net cash provided by financing activities	48,694
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(549)
Net decrease in cash, cash equivalents and restricted cash	(55,057)
Cash and cash equivalents at beginning of period	94,184
Cash, cash equivalents and restricted cash at end of period	$39,127

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
As of September 30 and March 31, 2019, receivables related to services performed under contracts with customers were $187.0 million and $164.7 million, respectively. All receivables from non-affiliates and affiliates are broken out further in our condensed consolidated balance sheets. During the six months ended September 30, 2019, we recognized $8.3 million of revenue from outstanding contract liabilities as of March 31, 2019. Contract liabilities related to services performed under contracts with customers was $5.8 million and $10.0 million as of September 30 and March 31, 2019, respectively. Contract liabilities are primarily generated by our fixed wing services where customers pay for tickets in advance of receiving our services and advanced payments from helicopter services customers. There were no contract assets as of September 30 and March 31, 2019.
There was no revenue recognized from satisfied performance obligations related to prior periods for the three months ended September 30, 2019 and 2018. For the six months ended September 30, 2019 and 2018, there was zero and $1.0 million, respectively, of revenue recognized from satisfied performance obligations related to prior periods (for example, due to changes in transaction price).
Revenue from third party customers
Total revenue related to third party customers is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Operating revenue from non-affiliates	$290,939	317,369	$594,672	$642,725
Operating revenue from affiliates	5,365	3,819	9,840	8,387
Reimbursable revenue from non-affiliates	13,536	15,946	30,136	32,853
Revenue from Contracts with Customers	309,840	337,134	634,648	683,965
Other revenue from non-affiliates	409	4,211	806	17,321
Other revenue from affiliates	7,971	7,998	15,942	14,725
Total Revenue	$318,220	$349,343	$651,396	$716,011

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

	Remaining Performance Obligations
	Six Months Ending March 31, 2020	Fiscal Year Ending March 31,				Total
		2021	2022	2023	2024 and thereafter

Outstanding Service Revenue:
Helicopter contracts	$249,470	$240,042	$186,194	$176,615	268,028	$1,120,349
Fixed-wing contracts	1,549	378	—	—	—	1,927
Total remaining performance obligation revenue	$251,019	$240,420	$186,194	$176,615	268,028	$1,122,276
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
As of September 30, 2019, we had interests in four VIEs of which we were the primary beneficiary, which are described below, and had no interests in VIEs of which we were not the primary beneficiary. See Note 3 to the fiscal year 2019 Financial Statements for a description of other investments in significant affiliates.

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Bristow Aviation Holdings Limited — We own 49% of Bristow Aviation’s common stock and a significant amount of its subordinated debt. Bristow Aviation is incorporated in England and, through its subsidiaries, holds all the outstanding shares in Bristow Helicopters. Bristow Aviation’s subsidiaries provide industrial aviation services to customers primarily in the U.K., Norway, Australia, Nigeria and Trinidad and fixed wing services primarily in the U.K. and Australia. Bristow Aviation is organized with three different classes of ordinary shares having disproportionate voting rights. The Company, Caledonia Investments plc (“Caledonia”) and a European Union investor (the “E.U. Investor”) owned 49%, 46% and 5%, respectively, of Bristow Aviation’s total outstanding ordinary shares, although Caledonia had voting control over the E.U. Investor’s shares.
In addition to our ownership of 49% of Bristow Aviation’s outstanding ordinary shares, in May 2004, we acquired eight million shares of deferred stock, essentially a subordinated class of stock with no voting rights, from Bristow Aviation for £1 per share ($14.4 million in total). We also have £91.0 million ($112.1 million) principal amount of subordinated unsecured loan stock (debt) of Bristow Aviation bearing interest at an annual rate of 13.5% and payable semi-annually. Payment of interest on such debt has been deferred since its incurrence in 1996. Deferred interest accrues at an annual rate of 13.5% and aggregated $2.7 billion as of September 30, 2019.
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
Furthermore, the call option provides a mechanism whereby the economic risk for the other investor is limited should the financial condition of Bristow Aviation deteriorate. The call option price is the nominal value of the ordinary shares held by the noncontrolling shareholder (£1.0 million as of September 30, 2019) plus an annual guaranteed rate of return less any prepayments of such call option price and any dividends paid on the shares concerned. We can elect to pre-pay the guaranteed return element of the call option price wholly or in part without exercising the call option. No dividends have been paid by Bristow Aviation. We have accrued the annual return due to the other shareholder at a rate of sterling LIBOR plus 3% by recognizing noncontrolling interest expense on our condensed consolidated statements of operations, with a corresponding increase in noncontrolling interest on our condensed consolidated balance sheets. Prepayments of the guaranteed return element of the call option are reflected as a reduction in noncontrolling interest on our condensed consolidated balance sheets. The other investor has an option to put its shares in Bristow Aviation to us. The put option price is calculated in the same way as the call option price except that the guaranteed rate for the period to April 2004 was 10% per annum. If the put option is exercised, any pre-payments of the call option price are set off against the put option price.

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

	September 30, 2019	March 31, 2019
Assets
Cash and cash equivalents	$98,991	$83,499
Restricted cash	1,939	—
Accounts receivable	304,368	307,864
Inventories	77,856	85,977
Prepaid expenses and other current assets	31,275	36,646
Total current assets	514,429	513,986
Investment in unconsolidated affiliates	329	3,087
Property and equipment, net	261,390	281,944
Right-of-use assets	148,492	—
Goodwill	—	18,436
Other assets	164,103	229,902
Total assets	$1,088,743	$1,047,355
Liabilities
Accounts payable	$479,989	$442,187
Accrued liabilities	94,228	113,905
Accrued interest	2,702,306	2,399,704
Current maturities of long-term debt	77,763	85,287
Total current liabilities	3,354,286	3,041,083
Long-term debt, less current maturities	381,559	384,369
Accrued pension liabilities	18,706	25,726
Other liabilities and deferred credits	3,302	4,810
Deferred taxes	—	37,063
Long-term operating lease liabilities	34,852	—
Total liabilities	$3,792,705	$3,493,051

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Revenue	$276,568	$311,788	$571,723	$643,257
Operating loss	(13,692)	(38,510)	(2,412)	(31,146)
Net loss	(21,034)	(115,320)	(383,882)	(184,341)
Bristow Helicopters (Nigeria) Ltd. — Bristow Helicopters (Nigeria) Ltd. (“BHNL”) is a joint venture in Nigeria in which Bristow Helicopters owns a 48% interest, a Nigerian company owned 100% by Nigerian employees owns a 50% interest and an employee trust fund owns the remaining 2% interest as of September 30, 2019. BHNL provides industrial aviation services to customers in Nigeria.
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
Note 5 — DEBT
Debt as of September 30 and March 31, 2019 consisted of the following (in thousands):

	September 30, 2019	March 31, 2019
8.75% Senior Secured Notes due 2023 (1)	$273,449	$347,400
4½% Convertible Senior Notes due 2023 (1)(2)	143,750	112,944
6¼% Senior Notes due 2022 (1)(2)	401,535	401,535
DIP Credit Agreement (1)	150,000	—
Term Loan	75,000	—
Lombard Debt	167,519	183,450
Macquarie Debt	164,028	171,028
PK Air Debt	202,634	212,041
Airnorth Debt	9,416	11,058
Humberside Debt	351	—
Other Debt (2)	9,370	9,168
Unamortized debt issuance costs	(19,745)	(21,771)
Total debt	1,577,307	1,426,853
Less amounts included in liabilities subject to compromise	(554,655)	—
Less short-term borrowings and current maturities of long-term debt	(947,041)	(1,418,630)
Total long-term debt	$75,611	$8,223
_____________

(1)	These notes were settled in accordance with the Amended Plan.

(2)
Reclassified to liabilities subject to compromise on our condensed consolidated balance sheet as of September 30, 2019. See Note 2 and “— 4½% Convertible Senior Notes due 2023” and “— 6¼% Convertible Senior Notes due 2023” below for further details.

(3)
Unamortized debt issuance costs as of September 30, 2019 relate to 8.75% Senior Secured Notes due 2023, Term Loan, Lombard Debt, Macquarie Debt and PK Air Debt. Unamortized debt issuance costs as of March 31, 2019 relate to 8.75% Senior Secured Notes due 2023, 4½% Convertible Senior Notes due 2023, 6¼% Senior Notes due 2022 Term Loan, Lombard Debt, Macquarie Debt and PK Air Debt.

Classification of Debt — As discussed in Note 1, on the Petition Date, the Debtors filed the Chapter 11 Cases in the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code. The Debtors’ Chapter 11 Cases were jointly administered under the caption In re: Bristow Group Inc., et al., Main Case No. 19-32713. During the pendency of the Chapter 11 Cases, the Debtors continued to operate their businesses and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The significant

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

risks and uncertainties related to the Chapter 11 Cases raise substantial doubt about the Company’s ability to continue as a going concern. In addition, each of the commencement of the Chapter 11 Cases and the delivery of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, as amended by the amendment thereto, with a going concern qualification or explanation constituted an event of default under certain of our secured equipment financings, giving those secured equipment lenders the right to accelerate repayment of the applicable debt, subject to Chapter 11 protections, and triggering cross-default and/or cross-acceleration provisions in substantially all of our other debt instruments should that right to accelerate repayment be exercised. As a result of the facts and circumstances discussed above, the Company has classified debt balances of approximately $947.0 million and $1.4 billion as of September 30 and March 31, 2019, respectively, as short-term borrowings and current maturities of long-term debt on our condensed consolidated balance sheet. If not classified separately as liabilities subject to compromise as of September 30, 2019, the additional $554.7 million would have been classified as current maturities of long-term debt on our condensed consolidated balance sheet as a result of the same facts and circumstances.
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
On May 10, 2019, Bristow Aircraft Leasing Limited (“BALL”), as borrower, entered into a waiver letter (the “First BALL Lombard Waiver”) with Lombard North Central Plc, as administrative agent and as security trustee, with respect to the term loan credit agreement, dated as of November 11, 2016 (the “BALL Lombard Credit Agreement”). Because an Insolvency Proceeding (as defined in the First BALL Lombard Waiver) was commenced on or before May 15, 2019, the First BALL Lombard Waiver extended, subject to certain conditions, the waivers received under the previous waiver letter (as described in our Current Report

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

on Form 8-K filed with the SEC on April 15, 2019), until the earlier of (a) certain events related to a plan of reorganization or liquidation of the Company, Insolvency Proceeding or debtor-in-possession financing or (b) December 15, 2019 (the “Lombard Waiver Termination Date”). In addition, the First BALL Lombard Waiver waived, until the Lombard Waiver Termination Date, any Default or Event of Default (each as defined in the BALL Lombard Credit Agreement) as a result of (i) the amendment of the Company’s periodic reports for fiscal year 2018, (ii) the possible commencement of an Insolvency Proceeding or any related acceleration of other material indebtedness and (iii) the possible occurrence of an Event of Default under the term loan credit agreement, dated as of November 11, 2016, among Bristow U.S. Leasing LLC, as borrower, the lenders from time to time party thereto and Lombard North Central plc, as administrative agent and as security trustee (the “BULL Lombard Credit Agreement”), subject to certain conditions.
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
Backstop Commitment Agreement — On July 24, 2019, the Company entered into the Backstop Commitment Agreement with the other parties thereto (the “Commitment Parties”), pursuant to which the Commitment Parties agreed to backstop a total $385 million new money rights offering (the “Rights Offering”) of New Stock of the Reorganized Company. In accordance with the Amended Plan and certain Rights Offering procedures filed as part of the Amended Plan, the Company granted the Supporting Noteholders, including certain Commitment Parties who are Unsecured Noteholders (the “Unsecured Commitment Parties”) or Secured Noteholders (the “Secured Commitment Parties”), and holders of certain other unsecured claims (collectively with the Unsecured Noteholders, the “Unsecured Claims”), the right to purchase shares of New Stock of the Reorganized Company (the “Rights Offering Shares”), which were comprised of 91.825% of New Common Stock and 8.175% of New Preferred Stock, for an aggregate purchase price of, in the case of the Unsecured Claims, $347.5 million (the “Unsecured Rights Offering Amount”) and, in the case of the Secured Noteholders, $37.5 million (the “Secured Rights Offering Amount” and, together with the Unsecured Rights Offering Amount, the “Rights Offering Amount”)). Under the Backstop Commitment Agreement, the Commitment Parties agreed to purchase any Rights Offering Shares that were not duly subscribed for pursuant to the Rights Offering (the “Unsubscribed Shares”) at the Per Equity Share Purchase Price (as defined in the Backstop Commitment Agreement).
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
The rights to purchase Rights Offering Shares (excluding Unsubscribed Shares) in the Rights Offering were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to section 1145 of the Bankruptcy Code. A portion of the New Common Stock issued in the Rights Offering was issued in reliance upon such exemption, and a portion of the New Common Stock and all of the New Preferred Stock were issued in reliance upon the exemption from registration under the Securities Act provided by Section 4(a)(2) thereof or another available exemption from registration thereunder. The offer and sale of the Unsubscribed Shares purchased by the Commitment Parties pursuant to the Backstop Commitment Agreement were made in reliance upon the exemption from registration under the Securities Act provided by Section 4(a)(2) thereof or another available exemption from registration thereunder. As a condition to the closing of the transactions contemplated by the Backstop Commitment Agreement, the Reorganized Company entered into a registration rights agreement with certain Commitment Parties requiring the Reorganized Company, subject to the terms and conditions thereof, to register the Commitment Parties’ securities under the Securities Act. As of September 30, 2019, we accrued estimated fees of $19.3 million included in other accrued liabilities on our condensed consolidated balance sheet.
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
ABL Facility — On April 17, 2018, two of our subsidiaries entered into a new asset-backed revolving credit facility (the “ABL Facility”), which provides for commitments in an aggregate amount of $75 million, with a portion allocated to each borrower subsidiary, subject to an availability block of $15 million and a borrowing base calculated by reference to eligible accounts receivable. The maximum amount of the ABL Facility could be increased from time to time to a total of as much as $100 million, subject to the satisfaction of certain conditions, and any such increase would be allocated among the borrower subsidiaries. The ABL Facility matures in five years, subject to certain early maturity triggers related to maturity of other material debt or a change of control of the Company. Amounts borrowed under the ABL Facility are secured by certain accounts receivable owing to the borrower subsidiaries and the deposit accounts into which payments on such accounts receivable are deposited. As of September 30, 2019, there were no outstanding borrowings under the ABL Facility nor had we made any draws during the six months ended September 30, 2019. Letters of credit issued under the ABL Facility in the aggregate face amount of $15.0 million were outstanding on September 30, 2019.
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
8.75% Senior Secured Notes due 2023— On August 12, 2019, we commenced a tender offer (the “Tender Offer”) to purchase for cash our outstanding 8.75% Senior Secured Notes, up to an aggregate principal amount that would not result in an aggregate purchase price (including accrued and unpaid interest to, but not including, the settlement date) that exceeded $75.0 million. On September 11, 2019, we completed the Tender Offer, purchasing $74.8 million aggregate principal amount of the 8.75% Senior Secured Notes for $74.8 million, plus accrued and unpaid interest of $0.2 million, using funds borrowed under the DIP Credit Agreement. In accordance with the Amended Plan, on the Effective Date, all outstanding obligations under the 8.75% Senior Secured Notes, including the indentures governing such obligations, were cancelled, except to the limited extent expressly set forth in the Amended Plan.

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

4½% Convertible Senior Notes due 2023 — The balances of the debt and equity components of our 4½% Convertible Senior Notes are as follows (in thousands):

	September 30, 2019	March 31, 2019

Equity component - net carrying value (1)	$36,778	$36,778
Debt component:
Face amount due at maturity	$143,750	$143,750
Unamortized discount	—	(30,806)
Debt component - net carrying value	$143,750	$112,944
_____________
(1) Net of equity issuance costs of $1.0 million.
Prior to May 11, 2019, the remaining debt discount was being amortized to interest expense over the term of the 4½% Convertible Senior Notes using the effective interest rate. The effective interest rate for April 1, 2019 to May 11, 2019 and the three and six months ended September 30, 2018 was 11.0%. Interest expense related to our 4½% Convertible Senior Notes was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Contractual coupon interest	$—	$1,636	$715	$3,247
Amortization of debt discount	—	1,392	648	2,705
Total interest expense	$—	$3,028	$1,363	$5,952
As of May 11, 2019, we determined that the 4½% Convertible Senior Notes were an allowed claim and therefore reclassified the balance to liabilities subject to compromise and discontinued accruing interest on these obligations. Contractual interest on the 4½% Convertible Senior Notes for the three and six months ended September 30, 2019 was $1.6 million and $3.2 million, respectively, which is $1.6 million and $2.5 million in excess of reported interest expense for the three and six months ended September 30, 2019, respectively. In connection with reclassifying the 4½% Convertible Senior Notes to liabilities subject to compromise, we wrote-off $30.2 million of unamortized discount and $2.3 million of deferred financing fees. See Note 2 for further details. In accordance with the Amended Plan, on the Effective Date, all outstanding obligations under the 4½% Convertible Senior Notes, including the indentures governing such obligations, were cancelled, except to the limited extent expressly set forth in the Amended Plan.
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
PK Air Debt — On October 3, 2019, the Company entered into an Omnibus Agreement (the “Omnibus Agreement”), dated the same date, among Bristow Equipment Leasing Ltd., as borrower,PK Transportation Finance Ireland Limited (“PK Transportation”), as lender, PK AirFinance, as agent for the lender and as security trustee for the MAG Agent and the MAG Parties (each as defined in the PK Credit Agreement), PK AirFinance and PK Transportation. Pursuant to the Omnibus Agreement, among

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

other matters, the parties have agreed, effective upon satisfaction of the conditions precedent set forth in the Omnibus Agreement (the “Omnibus Effective Date”), to amend the PK Credit Agreement to, among other things, extend the maturity date of the 24 loans made under the PK Credit Agreement by 18 months to January 27, 2025 and increase the principal amount of the loans in an aggregate amount of approximately $17.3 million. The Omnibus Agreement also updates the amortization schedule as of October 3, 2019 to provide that, among other things, only interest will be payable on the loans for the six months following the Omnibus Effective Date, with a balloon amount of approximately $104.2 million due on the maturity date. If the loans are refinanced by full prepayment during the six-month period following the Effective Date, no prepayment penalty will be due. Each loan is secured by an aircraft which has been pledged as collateral for the loans.
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
6¼% Senior Notes due 2022 — As of May 11, 2019, we determined that the 6¼% Senior Notes were an allowed claim and therefore reclassified the balance to liabilities subject to compromise and discontinued accruing interest on these obligations. Contractual interest on the 6¼% Senior Notes for the three and six months ended September 30, 2019 was $6.3 million and $12.5 million, respectively, which is $6.3 million and $9.8 million in excess of reported interest expense for the three and six months ended September 30, 2019, respectively. In connection with reclassifying the 6¼% Senior Notes to liabilities subject to compromise, we wrote-off $2.4 million of deferred financing fees. See Note 2 for further details. In accordance with the Amended Plan, on the Effective Date, all outstanding obligations under the 6¼% Senior Notes, including the indentures governing such obligations, were cancelled, except to the limited extent expressly set forth in the Amended Plan.

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

Recurring Fair Value Measurements
The following table summarizes the financial instruments we had as of September 30, 2019, valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2019	Balance Sheet Classification
Derivative financial instruments	$—	$3,443	$—	$3,443	Prepaid expenses and other current assets
Rabbi Trust investments	2,645	—	—	2,645	Other assets
Total assets	$2,645	$3,443	$—	$6,088
The following table summarizes the financial instruments we had as of March 31, 2019, valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2019	Balance Sheet Classification
Derivative financial instruments	$—	$1,845	$—	$1,845	Prepaid expenses and other current assets
Rabbi Trust investments	2,544	—	—	2,544	Other assets
Total assets	$2,544	$1,845	$—	$4,389
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
The following table summarizes the assets as of September 30, 2019, valued at fair value on a non-recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2019	Total Loss for the Three Months Ended September 30, 2019	Total Loss for the Six Months Ended September 30, 2019
Aircraft and equipment	$—	$60,426	$—	$60,426	$(42,022)	$(42,022)
Investment in unconsolidated affiliates	—	—	—	—	(2,575)	(2,575)
Goodwill	—	—	—	—	(17,504)	(17,504)
Total assets	$—	$60,426	$—	$60,426	$(62,101)	$(62,101)
The following table summarizes the assets as of September 30, 2018, valued at fair value on a non-recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2018	Total Loss for the Three Months Ended September 30, 2018	Total Loss for the Six Months Ended September 30, 2018
Inventories	$—	$—	$7,697	$7,697	$(9,276)	$(9,276)
Aircraft and equipment	—	—	136,338	136,338	(104,939)	(104,939)
Other intangible assets	—	—	—	—	(3,005)	(3,005)
Total assets	$—	$—	$144,035	$144,035	$(117,220)	$(117,220)
The fair value of goodwill, using Level 3 inputs, is determined using a combination of an income and market approach. The estimate of fair value was derived from unobservable inputs that require significant estimates, judgments and assumptions as described in Note 1 under the heading “— Goodwill”.
The fair value of investment in unconsolidated affiliates is estimated using the income approach. The estimate of fair value includes unobservable inputs, representative of Level 3 fair value measurement, including assumptions related to future performance, such as projected demand for services. For further details on our investment in unconsolidated affiliates, see Note 1.
The fair value of inventories using Level 3 inputs is determined by evaluating the current economic conditions for sale and disposal of spare parts, which includes estimates as to the recoverability of the carrying value of the parts based on historical experience with sales and disposal of similar spare parts, the expected time frame of sales or disposals, the location of the spare parts to be sold and the condition of the spare parts to be sold or otherwise disposed of.
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
The fair value of aircraft and equipment, using Level 2 inputs, is determined using inputs that are derived principally from or corroborated by observable market data or inputs other than quoted prices that are observable for the asset including potential sale prices contemplated in arms-length transactions with third-parties.

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

	September 30, 2019		March 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
8.75% Senior Secured Notes due 2023(1)	$273,449	$269,678	$347,400	$252,000
4½% Convertible Senior Notes due 2023(2) (3)	143,750	14,375	112,944	28,923
6¼% Senior Notes due 2022(3)	401,535	28,107	401,535	75,288
DIP Credit Agreement	150,000	150,000	—	—
Term Loan	75,000	75,000	—	—
Lombard Debt	167,519	167,519	183,450	183,450
Macquarie Debt	164,028	164,028	171,028	171,028
PK Air Debt	202,634	202,634	212,041	212,041
Airnorth Debt	9,416	9,416	11,058	11,058
Eastern Airways Debt	351	351	—	—
Other Debt(3)	9,370	9,370	9,168	9,168
	$1,597,052	$1,090,478	$1,448,624	$942,956
_____________

(1)	The carrying value is net of unamortized discount of $1.7 million and $2.6 million as of September 30, 2019 and March 31, 2019, respectively.

(2)	The carrying value is net of unamortized discount of zero and $30.8 million as of September 30, 2019 and March 31, 2019, respectively.

(3)	Reclassified to liabilities subject to compromise on our condensed consolidated balance sheet as of September 30, 2019. See Note 2 and Note 5 for further details.
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
During fiscal year 2019 and the six months ended September 30, 2019, we entered into foreign currency put option contracts of £5 million per month through September 2020 to mitigate a portion of our foreign currency exposure. These derivatives were designated as cash flow hedges.
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
The following table presents the balance sheet location and fair value of the portions of our derivative instruments that were designated as hedging instruments as of September 30, 2019 (in thousands):

	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Balance Sheet	Net amounts of assets and liabilities presented in the Balance Sheet

Prepaid expenses and other current assets	$3,443	$—	$3,443	$—	$3,443
Net	$3,443	$—	$3,443	$—	$3,443
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

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table presents the impact that derivative instruments, designated as cash flow hedges, had on our accumulated other comprehensive loss (net of tax) and our consolidated statements of operations for the three months ended September 30, 2019 (in thousands):

		Financial statement location

Amount of gain recognized in accumulated other comprehensive loss	$2,248	Accumulated other comprehensive loss
Amount of gain reclassified from accumulated other comprehensive loss into earnings	$1,124	Statement of operations
The following table presents the impact that derivative instruments, designated as cash flow hedges, had on our accumulated other comprehensive loss (net of tax) and our consolidated statements of operations for the six months ended September 30, 2019 (in thousands):

		Financial statement location

Amount of gain recognized in accumulated other comprehensive loss	$2,733	Accumulated other comprehensive loss
Amount of gain reclassified from accumulated other comprehensive loss into earnings	$1,135	Statement of operations
We estimate that $1.2 million of net gain in accumulated other comprehensive loss associated with our derivative instruments is expected to be reclassified into earnings within the next twelve months.
Note 8 — COMMITMENTS AND CONTINGENCIES
Aircraft Purchase Contracts — As shown in the table below, we have obligations to make additional capital expenditures over the next two fiscal years to purchase additional aircraft. As of September 30, 2019, we had three aircraft on order and no options to acquire additional aircraft.

	Six Months Ending March 31, 2020	Fiscal Year Ending March 31,
		2021	2022	2023	2024 and thereafter	Total
Commitments as of September 30, 2019:(1)(2)
Number of aircraft:
U.K. SAR (3)	2	1	—	—	—	3

Related commitment expenditures (in thousands)
U.K. SAR	$28,747	$14,374	$—	$—	$—	$43,121
_____________

(1)
On July 25, 2019, we entered into an amendment to our agreement for the purchase of four AW189 U.K. SAR configuration helicopters. Pursuant to the amendment, the parties mutually agreed to postpone the delivery dates for three helicopters to the second half of fiscal year 2020 and the first quarter of fiscal year 2021. The postponement in deliveries resulted in deferral of approximately $14.4 million in capital expenditures scheduled for fiscal years 2020 into fiscal year 2021. The impact of this amendment is included in the table above. One of the four AW189s was purchased in August 2019.

(2)
In October 2019, the Bankruptcy Court approved our agreement with Airbus Helicopters S.A.S. to reject our aircraft purchase contract for 22 large aircraft. This impact of this agreement is included in the table above.

(3)	The three AW189 U.K. SAR configured aircraft on order were being leased as of March 31, 2019. One of the AW189s was purchased in October 2019.
We periodically purchase aircraft for which we have no orders.

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Separation Programs — Beginning in March 2015, we initiated involuntary separation programs (“ISPs”) in certain regions. The expense related to the ISPs for the three and six months ended September 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Direct cost	$2,525	$1,212	$3,988	$2,713
General and administrative	10	1,515	163	1,733
Total	$2,535	$2,727	$4,151	$4,446
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
Other Purchase Obligations — As of September 30, 2019, we had $28.3 million of other purchase obligations representing unfilled purchase orders for aircraft parts and non-cancelable power-by-the-hour maintenance commitments.
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
Accounting Policy for Leases
We determine if an arrangement is a lease at inception. All of our leases are operating leases and are recorded in ROU assets, accounts payable and operating lease liabilities in our condensed consolidated balance sheet as of September 30, 2019.
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
The aircraft leases range from base terms of up to 180 months with renewal options of up to 240 months in some cases, include purchase options upon expiration and some include early purchase options. The leases contain terms customary in transactions of this type, including provisions that allow the lessor to repossess the aircraft and require us to pay a stipulated amount if we default on our obligations under the agreements. The following is a summary of the terms related to aircraft leased under operating leases with original or remaining terms in excess of one year as of September 30, 2019:

End of Lease Term	Number of Aircraft
Six months ending March 31, 2019 to fiscal year 2020	6
Fiscal year 2021 to fiscal year 2023	23
Fiscal year 2024 to fiscal year 2025	20
49

Rent expense incurred under all operating leases was $38.3 million and $49.6 million for the three months ended September 30, 2019 and 2018, respectively, and $90.4 million and $99.7 million for the six months ended September 30, 2019 and 2018, respectively. For the three and six months ended September 30, 2019, a portion of the total operating lease expense relating to short-term leases was $0.3 million and $0.6 million, respectively. Rent expense incurred under operating leases for aircraft was $32.8 million and $43.2 million for the three months ended September 30, 2019 and 2018, respectively, and $79.3 million and $87.3 million for the six months ended September 30, 2019 and 2018, respectively.

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Operating leases as of September 30, 2019 were as follows (in thousands):

Operating lease right-of-use assets	$331,743

Current portion of operating lease liabilities	83,630
Operating lease liabilities	251,399
Total operating lease liabilities	$335,029

Six Months Ended September 30, 2019

Cash paid for operating leases	$83,113
ROU assets obtained in exchange for lease obligations	$134,352
Weighted average remaining lease term	5 years
Weighted average discount rate	7.14%
As of September 30, 2019, aggregate future payments under all non-cancelable operating leases that have initial or remaining terms in excess of one year, including leases for 49 aircraft, are as follows (in thousands):

	Aircraft	Other	Total
Fiscal year ending March 31,
2020	$47,496	$4,254	$51,750
2021	87,201	6,849	94,050
2022	77,440	5,725	83,165
2023	57,126	4,424	61,550
2024	44,722	4,020	48,742
Thereafter	32,400	23,394	55,794
	$346,385	$48,666	$395,051
We lease six S-92 model aircraft and one AW139 model aircraft from VIH Aviation Group, which is a related party due to common ownership of Cougar Helicopters Inc. (“Cougar”) and paid lease fees of $3.0 million and $4.5 million during the three months ended September 30, 2019 and 2018, respectively, and $7.5 million and $9.5 million during the six months ended September 30, 2019 and 2018, respectively. Additionally, we lease a facility in Galliano, Louisiana from VIH Helicopters USA, Inc., another related party due to common ownership of Cougar, and paid lease fees of $0.1 million and $0.1 million during the three months ended September 30, 2019 and 2018, respectively, and $0.1 million and $0.1 million during the six months ended September 30, 2019 and 2018, respectively.
In April and May 2019, we returned our remaining four H225 leased aircraft and paid $4.3 million in lease return costs. As of June 30, 2019, we accrued an additional $2.8 million in lease return costs, $9.7 million in future rent and $9.4 million in deferred rent related to these four H225 lease returns. These amounts are included in liabilities subject to compromise in our condensed consolidated balance sheet as of September 30, 2019. Also, we reduced our right-of-use assets by $11.9 million and operating lease liabilities by $12.4 million in connection with these lease returns. For further information regarding the Omnibus Agreement, see Note 5.
In June 2019, we rejected ten aircraft leases including nine S-76C+s and one S-76D and recorded $26.0 million of lease termination costs, net. In September 2019, we recorded an additional $4.2 million of lease termination costs to adjust our liabilities subject to compromise to the allowed claim. Also, in connection with these ten aircraft lease returns, we reduced our right-of-use assets by $18.6 million and operating lease liabilities by $20.2 million. On October 31, 2019, as part of the Amended Plan, we settled and paid these liabilities in full for $3.9 million.
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

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 10 — TAXES
Our provision for income taxes for the interim period ended September 30, 2019 was prepared using a discrete effective tax rate method. Historically, we calculated our provision for income taxes during interim reporting periods by applying the estimated annual income tax rate for the full fiscal year to income from continuing operations, excluding discrete items, for the reporting period. We determined that since small changes in estimated pre-tax income or loss would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate of income taxes for the quarter ended September 30, 2019. We will continue to evaluate income tax estimates under the historical method in subsequent quarters and employ a discrete effective tax rate method if warranted. During the three months ended September 30, 2019 and 2018, our effective tax rate was 11.8% and 9.8%, respectively, and during the six months ended September 30, 2019 and 2018, our effective tax rate was 10.1% and 9.6%, respectively. The effective tax rate for the three and six months ended September 30, 2019 and 2018 were impacted by valuation allowances against future realization of foreign tax credits and net operating losses in certain foreign jurisdictions.
The relationship between our provision for or benefit from income taxes and our pre-tax book income can vary significantly from period to period considering, among other factors, (a) the overall level of pre-tax book income, (b) changes in the blend of income that is taxed based on gross revenues or at high effective tax rates versus pre-tax book income or at low effective tax rates and (c) our geographical blend of pre-tax book income. Consequently, our income tax expense or benefit does not change proportionally with our pre-tax book income or loss. Significant decreases in our pre-tax book income typically result in higher effective tax rates, while significant increases in pre-tax book income can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above. The change in our effective tax rate excluding discrete items for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily related to changes in the blend of earnings taxed in relatively high taxed jurisdictions versus low taxed jurisdictions. Additionally, our valuation allowance increased by $3.6 million and $9.3 million for the three months ended September 30, 2019 and 2018, respectively, and our valuation allowance increased by $3.3 million and $10.3 million for the six months ended September 30, 2019 and 2018, respectively, which also impacted our effective tax rate.
As of September 30, 2019, there were $4.1 million of unrecognized tax benefits, all of which would have an impact on our effective tax rate if recognized.

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
(Unaudited)

Note 11 — EMPLOYEE BENEFIT PLANS
Pension Plans
The components of net periodic pension cost other than the service cost component are included in other income (expense), net on our condensed consolidated statement of operations. The following table provides a detail of the components of net periodic pension cost (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Service cost for benefits earned during the period	$152	$210	$311	$429
Interest cost on pension benefit obligation	2,799	3,221	5,718	6,585
Expected return on assets	(3,841)	(4,247)	(7,846)	(8,681)
Prior service costs	34	—	69	—
Amortization of unrecognized losses	1,976	1,970	4,037	4,027
Net periodic pension cost	$1,120	$1,154	$2,289	$2,360
The current estimates of our cash contributions to our defined benefit pension plans to be paid in fiscal year 2020 are $15.6 million, of which $7.6 million was paid during the six months ended September 30, 2019. The weighted-average expected long-term rate of return on assets for our U.K. pension plans as of March 31, 2019 was 3.4%.
Incentive Compensation
Prior to May 11, 2019, stock-based awards were made under the Bristow Group Inc. 2007 Long-Term Incentive Plan (the “2007 Plan”). A maximum of 10,646,729 shares of common stock were reserved. Awards granted under the 2007 Plan were in the form of stock options, stock appreciation rights, shares of restricted stock, other stock-based awards (payable in cash or common stock) or performance awards, or any combination thereof, and were made to outside directors, employees or consultants. As of September 30, 2019, 2,355,625 shares remained available for grant under the 2007 Plan.
We have a number of other incentive and stock option plans which are described in Note 10 to our fiscal year 2019 Financial Statements.
Total stock-based compensation expense, which includes stock options and restricted stock, totaled $0.7 million and $2.0 million for the three months ended September 30, 2019 and 2018, respectively, and $1.5 million and $3.7 million for the six months ended September 30, 2019 and 2018, respectively. Stock-based compensation expense has been allocated to our various regions.
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
(Unaudited)

Note 12 — EARNINGS PER SHARE AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Earnings per Share
Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share excludes options to purchase shares and restricted stock awards, which were outstanding during the period but were anti-dilutive, as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Options:
Outstanding	3,161,465	2,751,470	3,179,147	2,794,032
Weighted average exercise price	$26.58	$31.26	$26.57	$33.25
Restricted stock awards:
Outstanding	841,574	773,799	646,040	515,395
Weighted average price	$6.44	$12.29	$8.51	$13.68
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Loss (in thousands):
Loss available to common stockholders – basic	$(162,974)	$(143,947)	$(332,220)	$(175,811)
Loss available to common stockholders – diluted	(162,974)	(143,947)	$(332,220)	$(175,811)
Shares:
Weighted average number of common shares outstanding – basic	35,918,916	35,768,232	35,918,916	35,685,388
Net effect of dilutive stock options and restricted stock awards based on the treasury stock method	—	—	—	—
Weighted average number of common shares outstanding – diluted (1)	35,918,916	35,768,232	35,918,916	35,685,388

Basic loss per common share	$(4.54)	$(4.02)	$(9.25)	$(4.93)
Diluted loss per common share	$(4.54)	$(4.02)	$(9.25)	$(4.93)
_____________

(1)
Potentially dilutive shares issuable pursuant to our warrant transactions entered into concurrently with the issuance of our 4½% Convertible Senior Notes (the “Warrant Transactions”) were not included in the computation of diluted income per share for the three and six months ended September 30, 2019 and 2018, because to do so would have been anti-dilutive. For further details on the Warrant Transactions, see Note 5 in our fiscal year 2019 Financial Statements.

Pursuant to the Amended Plan, upon the Effective Date all existing equity interests in the Company were cancelled and discharged, including the options and restricted stock awards.

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accumulated Other Comprehensive Loss
The following table sets forth the changes in the balances of each component of accumulated other comprehensive loss (in thousands):

	Currency Translation Adjustments	Pension Liability Adjustments (1)	Unrealized gain (loss) on cash flow hedges (2)	Total
Balance as of March 31, 2019	$(137,867)	$(189,734)	$(388)	$(327,989)
Other comprehensive income before reclassification	4,589	—	2,733	7,322
Reclassified from accumulated other comprehensive income	—	—	(1,135)	(1,135)
Net current period other comprehensive income	4,589	—	1,598	6,187
Foreign exchange rate impact	(12,133)	12,133	—	—
Balance as of September 30, 2019	$(145,411)	$(177,601)	$1,210	$(321,802)
_____________

(1)	Reclassification of amounts related to pension liability adjustments are included as a component of net periodic pension cost.

(2)	Reclassification of amounts related to cash flow hedges were included as direct costs.

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 13 — SEGMENT INFORMATION
We conduct our business in one segment: industrial aviation services. The industrial aviation services global operations are conducted primarily through two hubs that include four regions as follows: Europe Caspian, Africa, Americas and Asia Pacific. The Europe Caspian region comprises all our operations and affiliates in Europe and Central Asia, including Norway, the U.K. and Turkmenistan. The Africa region comprises all our operations and affiliates on the African continent, including Nigeria and Egypt. The Americas region comprises all our operations and affiliates in North America and South America, including Brazil, Canada, Guyana, Trinidad and the U.S. Gulf of Mexico. The Asia Pacific region comprises all our operations and affiliates in Australia and Southeast Asia. Prior to the sale of BHLL and Aviashelf during the three months ended September 30, 2019, we had operations in Sakhalin, Russia which is included in our Asia Pacific region.
The following tables show region information for the three and six months ended September 30, 2019 and 2018 and as of September 30 and March 31, 2019, where applicable, reconciled to consolidated totals, and prepared on the same basis as our condensed consolidated financial statements (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Region revenue from external customers:
Europe Caspian	$179,870	$201,547	$368,464	$420,047
Africa	47,165	39,392	96,681	75,808
Americas	61,726	56,068	118,716	107,435
Asia Pacific	29,449	51,628	67,260	111,824
Corporate and other	10	708	275	897
Total region revenue (1)	$318,220	$349,343	$651,396	$716,011
Intra-region revenue:
Europe Caspian	$572	$2,254	$1,616	$3,934
Africa	—	—	122	—
Americas	537	1,011	1,848	2,648
Asia Pacific	29	—	73	—
Corporate and other	—	—	—	1
Total intra-region revenue	$1,138	$3,265	$3,659	$6,583
Consolidated revenue:
Europe Caspian	$180,442	$203,801	$370,080	$423,981
Africa	47,165	39,392	96,803	75,808
Americas	62,263	57,079	120,564	110,083
Asia Pacific	29,478	51,628	67,333	111,824
Corporate and other	10	708	275	898
Intra-region eliminations	(1,138)	(3,265)	(3,659)	(6,583)
Total consolidated revenue (1)	$318,220	$349,343	$651,396	$716,011
_____________

(1)
The above table represents disaggregated revenue from contracts with customers except for $8.4 million of revenue included in totals ($0.3 million from Europe Caspian, $8.0 million from Americas and $0.1 million from Asia Pacific) for the three months ended September 30, 2019 and $12.2 million of revenue included in totals ($4.1 million from Europe Caspian, $8.0 million from Americas and $0.1 million from Asia Pacific) for the three months ended September 30, 2018. The above table represents disaggregated revenue from contracts with customers except for $16.8 million of revenue included in totals ($0.6 million from Europe Caspian, $16.0 million from Americas and $0.2 million from Asia Pacific) for the six months ended September 30, 2019 and $32.0 million of revenue included in totals ($17.1 million from Europe Caspian, $14.7 million from Americas and $0.2 million from Asia Pacific) for the six months ended September 30, 2018. For further details on revenue recognition, see Note 3.

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Earnings from unconsolidated affiliates, net of losses – equity method investments:
Europe Caspian	$(3)	$(6)	$168	$19
Americas	315	1,573	2,491	136
Corporate and other	321	(106)	321	(241)
Total earnings from unconsolidated affiliates, net of losses – equity method investments	$633	$1,461	$2,980	$(86)

Consolidated operating loss:
Europe Caspian	$11,224	$(11,414)	$23,031	$10,514
Africa	6,528	1,465	14,273	2,606
Americas	3,527	2,056	7,095	(5,287)
Asia Pacific	(19,848)	(6,988)	(32,282)	(7,959)
Corporate and other	(63,297)	(113,274)	(91,938)	(129,905)
Loss on disposal of assets	(230)	(1,293)	(4,017)	(2,971)
Total consolidated operating loss (1)	$(62,096)	$(129,448)	$(83,838)	$(133,002)

Depreciation and amortization:
Europe Caspian	$12,395	$12,189	$24,834	$24,944
Africa	5,007	3,665	9,998	7,079
Americas	7,590	7,310	14,470	14,191
Asia Pacific	2,970	4,054	6,691	8,409
Corporate and other	3,341	3,271	6,649	6,807
Total depreciation and amortization	$31,303	$30,489	$62,642	$61,430

	September 30, 2019	March 31, 2019
Identifiable assets:
Europe Caspian	$1,281,386	$1,070,863
Africa	351,345	325,502
Americas	690,547	661,266
Asia Pacific	171,809	255,136
Corporate and other (2)	297,488	339,832
Total identifiable assets	$2,792,575	$2,652,599

Investments in unconsolidated affiliates – equity method investments:
Europe Caspian	$329	$375
Americas	103,371	108,831
Corporate and other	—	2,711
Total investments in unconsolidated affiliates – equity method investments	$103,700	$111,917
_____________

(1)
Results for the three months ended September 30, 2018 were positively impacted by a reduction to rent expense of $2.4 million (included in direct costs) impacting Europe Caspian and Asia Pacific regions by $1.7 million and $0.7 million, respectively, related to OEM cost recoveries for ongoing aircraft issues. Results for the six months ended September 30, 2019 were positively impacted by a reduction to rent expense of $6.0 million (included in direct costs) impacting Europe Caspian and Asia Pacific regions by $1.5 million and $4.5 million, respectively, related to OEM cost recoveries for ongoing aircraft issues. Results for the six months ended September 30, 2018 were positively impacted by a reduction to rent expense of $5.9 million (included in direct costs) impacting Europe Caspian and Asia Pacific regions by $4.4 million and $1.5 million, respectively, related to OEM cost recoveries for ongoing aircraft issues. For further details, see Note 1.

(2)
Includes $20.5 million and $51.7 million of construction in progress within property and equipment on our condensed consolidated balance sheets as of September 30 and March 31, 2019, respectively, which primarily represents progress payments on aircraft to be delivered in future periods. During the three and six months ended September 30, 2019, we rejected our aircraft purchase agreement with Airbus Helicopters S.A.S. and wrote-off $30.6 million of construction in progress.

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

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2019

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue:
Gross revenue	$—	$41,768	$276,452	$—	$318,220
Intercompany revenue	—	22,416	—	(22,416)	—
	—	64,184	276,452	(22,416)	318,220
Operating expense:
Direct cost and reimbursable expense	32	42,709	206,754	—	249,495
Intercompany expenses	—	—	22,416	(22,416)	—
Depreciation and amortization	3,192	17,970	10,141	—	31,303
General and administrative	15,967	3,949	17,904	—	37,820
	19,191	64,628	257,215	(22,416)	318,618

Loss on impairment	—	(42,022)	(20,079)	—	(62,101)
Gain (loss) on disposal of assets	—	(377)	147	—	(230)
Earnings from unconsolidated affiliates, net of losses	(103,132)	—	633	103,132	633
Operating income (loss)	(122,323)	(42,843)	(62)	103,132	(62,096)
Interest expense, net	(11,100)	(5,376)	(5,969)	—	(22,445)
Reorganization items, net	(56,589)	(28,552)	(8,802)	—	(93,943)
Gain on sale of subsidiaries	—	—	420	—	420
Other income (expense), net	244	758	(7,639)	—	(6,637)

Loss before (provision) benefit for income taxes	(189,768)	(76,013)	(22,052)	103,132	(184,701)
Allocation of consolidated income taxes	26,805	(1,513)	(3,510)	—	21,782
Net loss	(162,963)	(77,526)	(25,562)	103,132	(162,919)
Net income attributable to noncontrolling interests	(11)	—	(44)	—	(55)
Net loss attributable to Bristow Group	$(162,974)	$(77,526)	$(25,606)	$103,132	$(162,974)

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2018

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue:
Gross revenue	$45	$36,798	$312,500	$—	$349,343
Intercompany revenue	—	27,496	—	(27,496)	—
	45	64,294	312,500	(27,496)	349,343
Operating expense:
Direct cost and reimbursable expense	20	40,981	251,410	—	292,411
Intercompany expenses	15,307	—	12,189	(27,496)	—
Depreciation and amortization	3,092	17,733	9,664	—	30,489
General and administrative	12,907	5,125	20,807	—	38,839
	31,326	63,839	294,070	(27,496)	361,739

Loss on impairment	—	(87,474)	(29,746)	—	(117,220)
Loss on disposal of assets	—	(318)	(975)	—	(1,293)
Earnings from unconsolidated affiliates, net of losses	(123,744)	—	1,461	123,744	1,461
Operating loss	(155,025)	(87,337)	(10,830)	123,744	(129,448)
Interest expense, net	(15,564)	(5,915)	(4,954)	—	(26,433)
Other income (expense), net	50	242	(3,496)	—	(3,204)

Loss before (provision) benefit for income taxes	(170,539)	(93,010)	(19,280)	123,744	(159,085)
Allocation of consolidated income taxes	26,605	(1,176)	(9,774)	—	15,655
Net loss	(143,934)	(94,186)	(29,054)	123,744	(143,430)
Net income attributable to noncontrolling interests	(13)	—	(504)	—	(517)
Net loss attributable to Bristow Group	$(143,947)	$(94,186)	$(29,558)	$123,744	$(143,947)

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Operations
Six Months Ended September 30, 2019

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue:
Third party revenue	$—	$79,567	$571,829	$—	$651,396
Intercompany revenue	—	47,093	—	(47,093)	—
	—	126,660	571,829	(47,093)	651,396
Operating expense:
Direct cost and reimbursable expense	151	84,333	438,904	—	523,388
Intercompany expenses	—	—	47,093	(47,093)	—
Prepetition restructuring charges	12,449	—	1,027	—	13,476
Depreciation and amortization	6,329	35,631	20,682	—	62,642
General and administrative	25,678	7,879	39,033	—	72,590
	44,607	127,843	546,739	(47,093)	672,096

Loss on impairment	—	(42,022)	(20,079)	—	(62,101)
Loss on disposal of assets	—	(853)	(3,164)	—	(4,017)
Earnings from unconsolidated affiliates, net of losses	(204,089)	—	2,980	204,089	2,980
Operating income (loss)	(248,696)	(44,058)	4,827	204,089	(83,838)
Interest expense, net	(24,467)	(11,241)	(13,058)	—	(48,766)
Reorganization items, net	(106,434)	(54,603)	(9,262)	—	(170,299)
Loss on sale of subsidiaries	—	—	(55,883)	—	(55,883)
Other income (expense), net	363	1,259	(12,132)	—	(10,510)

Loss before (provision) benefit for income taxes	(379,234)	(108,643)	(85,508)	204,089	(369,296)
Allocation of consolidated income taxes	47,040	(2,689)	(7,062)	—	37,289
Net loss	(332,194)	(111,332)	(92,570)	204,089	(332,007)
Net income attributable to noncontrolling interests	(26)	—	(187)	—	(213)
Net loss attributable to Bristow Group	$(332,220)	$(111,332)	$(92,757)	$204,089	$(332,220)

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Operations
Six Months Ended September 30, 2018

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue:
Third party revenue	$90	$70,933	$644,988	$—	$716,011
Intercompany revenue	—	54,013	—	(54,013)	—
	90	124,946	644,988	(54,013)	716,011
Operating expense:
Direct cost and reimbursable expense	36	82,857	505,473	—	588,366
Intercompany expenses	15,307	—	38,706	(54,013)	—
Depreciation and amortization	6,158	35,955	19,317	—	61,430
General and administrative	25,695	8,923	44,322	—	78,940
	47,196	127,735	607,818	(54,013)	728,736

Loss on impairment	—	(87,474)	(29,746)	—	(117,220)
Loss on disposal of assets	(806)	(1,478)	(687)	—	(2,971)
Earnings from unconsolidated affiliates, net of losses	(130,809)	—	(86)	130,809	(86)
Operating income (loss)	(178,721)	(91,741)	6,651	130,809	(133,002)
Interest expense, net	(31,943)	(12,745)	(8,889)	—	(53,577)
Other income (expense), net	184	1,317	(8,655)	—	(7,154)

Loss before (provision) benefit for income taxes	(210,480)	(103,169)	(10,893)	130,809	(193,733)
Allocation of consolidated income taxes	34,697	(283)	(15,908)	—	18,506
Net loss	(175,783)	(103,452)	(26,801)	130,809	(175,227)
Net income attributable to noncontrolling interests	(28)	—	(556)	—	(584)
Net loss attributable to Bristow Group	$(175,811)	$(103,452)	$(27,357)	$130,809	$(175,811)

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended September 30, 2019

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net loss	$(162,963)	$(77,526)	$(25,562)	$103,132	$(162,919)
Other comprehensive loss:
Currency translation adjustments	—	—	(16,156)	3,822	(12,334)
Unrealized gain on cash flow hedges	—	—	1,124	—	1,124
Total comprehensive loss	(162,963)	(77,526)	(40,594)	106,954	(174,129)

Net income attributable to noncontrolling interests	(11)	—	(44)	—	(55)
Currency translation adjustments attributable to noncontrolling interests	—	—	35	—	35
Total comprehensive income attributable to noncontrolling interests	(11)	—	(9)	—	(20)
Total comprehensive loss attributable to Bristow Group	$(162,974)	$(77,526)	$(40,603)	$106,954	$(174,149)

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended September 30, 2018

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net loss	$(143,934)	$(94,186)	$(29,054)	$123,744	$(143,430)
Other comprehensive loss:
Currency translation adjustments	—	(159)	(14,306)	6,498	(7,967)
Unrealized loss on cash flow hedges	—	—	(98)	—	(98)
Total comprehensive loss	(143,934)	(94,345)	(43,458)	130,242	(151,495)

Net income attributable to noncontrolling interests	(13)	—	(504)	—	(517)
Currency translation adjustments attributable to noncontrolling interests	—	—	(32)	—	(32)
Total comprehensive income attributable to noncontrolling interests	(13)	—	(536)	—	(549)
Total comprehensive loss attributable to Bristow Group	$(143,947)	$(94,345)	$(43,994)	$130,242	$(152,044)

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
Six Months Ended September 30, 2019

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net loss	$(332,194)	$(111,332)	$(92,570)	$204,089	$(332,007)
Other comprehensive loss:
Currency translation adjustments	—	(355)	(1,843)	6,763	4,565
Unrealized gain on cash flow hedges	—	—	1,598	—	1,598
Total comprehensive loss	(332,194)	(111,687)	(92,815)	210,852	(325,844)

Net income attributable to noncontrolling interests	(26)	—	(187)	—	(213)
Currency translation adjustments attributable to noncontrolling interests	—	—	24	—	24
Total comprehensive income attributable to noncontrolling interests	(26)	—	(163)	—	(189)
Total comprehensive loss attributable to Bristow Group	$(332,220)	$(111,687)	$(92,978)	$210,852	$(326,033)

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
Six Months Ended September 30, 2018

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net loss	$(175,783)	$(103,452)	$(26,801)	$130,809	$(175,227)
Other comprehensive loss:
Currency translation adjustments	—	(1,045)	(96,108)	60,153	(37,000)
Unrealized gain on cash flow hedges	—	—	1,250	—	1,250
Total comprehensive loss	(175,783)	(104,497)	(121,659)	190,962	(210,977)

Net income attributable to noncontrolling interests	(28)	—	(556)	—	(584)
Currency translation adjustments attributable to noncontrolling interests	—	—	(171)	—	(171)
Total comprehensive income attributable to noncontrolling interests	(28)	—	(727)	—	(755)
Total comprehensive loss attributable to Bristow Group	$(175,811)	$(104,497)	$(122,386)	$190,962	$(211,732)

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Balance Sheet
As of September 30, 2019

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$31,268	$7,516	$115,101	$—	$153,885
Restricted cash	33	—	38,877	—	38,910
Accounts receivable	644,260	679,196	274,543	(1,369,206)	228,793
Inventories	—	35,658	77,856	—	113,514
Assets held for sale	—	—	—	—	—
Prepaid expenses and other current assets	8,261	1,686	32,598	—	42,545
Total current assets	683,822	724,056	538,975	(1,369,206)	577,647
Intercompany investment	1,625,547	97,435	124,463	(1,847,445)	—
Investment in unconsolidated affiliates	—	—	109,986	—	109,986
Intercompany notes receivable	135,327	11,151	115,008	(261,486)	—
Property and equipment—at cost:
Land and buildings	4,806	58,204	175,198	—	238,208
Aircraft and equipment	158,399	1,277,861	967,466	—	2,403,726
	163,205	1,336,065	1,142,664	—	2,641,934
Less: Accumulated depreciation and amortization	(53,874)	(497,745)	(412,015)	—	(963,634)
	109,331	838,320	730,649	—	1,678,300
Right-of-use assets	23	54,625	317,156	(40,061)	331,743
Goodwill	—	—	—	—	—
Other assets	3,859	4,047	86,993	—	94,899
Total assets	$2,557,909	$1,729,634	$2,023,230	$(3,518,198)	$2,792,575

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$510,741	$597,832	$340,339	$(1,355,479)	$93,433
Accrued liabilities	72,863	22,702	189,593	(52,569)	232,589
Short-term borrowings and current maturities of long-term debt	380,902	253,294	312,845	—	947,041
Total current liabilities	964,506	873,828	842,777	(1,408,048)	1,273,063
Long-term debt, less current maturities	34,161	—	41,450	—	75,611
Intercompany notes payable	88,573	143,233	29,680	(261,486)	—
Accrued pension liabilities	—	—	18,706	—	18,706
Other liabilities and deferred credits	4,548	—	3,357	—	7,905
Deferred taxes	14,224	26,065	19,573	—	59,862
Long-term operating lease liabilities	—	32,060	220,366	(1,027)	251,399
Liabilities subject to compromise	569,804	35,000	20,063	—	624,867
Stockholders’ investment:
Common stock	386	4,996	131,317	(136,313)	386
Additional paid-in-capital	863,546	29,387	284,097	(313,484)	863,546
Retained earnings	123,378	585,065	157,576	(742,641)	123,378
Accumulated other comprehensive income (loss)	78,306	—	255,091	(655,199)	(321,802)
Treasury shares	(184,796)	—	—	—	(184,796)
Total Bristow Group stockholders’ investment	880,820	619,448	828,081	(1,847,637)	480,712
Noncontrolling interests	1,273	—	(823)	—	450
Total stockholders’ investment	882,093	619,448	827,258	(1,847,637)	481,162
Total liabilities and stockholders’ investment	$2,557,909	$1,729,634	$2,023,230	$(3,518,198)	$2,792,575

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

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Cash Flows
Six Months Ended September 30, 2019

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash provided by (used in) operating activities	$(66,491)	$17,907	$(8,581)	$—	$(57,165)
Cash flows from investing activities:
Capital expenditures	(2,732)	(2,844)	(20,374)	—	(25,950)
Proceeds from asset dispositions	—	4,935	68	—	5,003
Cash transferred in sale of subsidiaries, net of cash received	—	—	(22,458)	—	(22,458)
Net cash provided by (used in) investing activities	(2,732)	2,091	(42,764)	—	(43,405)
Cash flows from financing activities:
Proceeds from borrowings	150,000	—	75,585	—	225,585
Debt issuance costs	(6,695)	—	(7,435)	—	(14,130)
Repayment of debt	(74,818)	(10,347)	(14,063)	—	(99,228)
Increases (decreases) in cash related to intercompany advances and debt	(58,549)	(5,340)	63,889	—	—
Partial prepayment of put/call obligation	—	—	(1,323)	—	(1,323)
Net cash provided by (used in) financing activities	9,938	(15,687)	116,653	—	110,904
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	4,406	—	4,406
Net increase (decrease) in cash, cash equivalents and restricted cash	(59,285)	4,311	69,714	—	14,740
Cash, cash equivalents and restricted cash at beginning of period	90,586	3,205	84,264	—	178,055
Cash, cash equivalents and restricted cash at end of period	$31,301	$7,516	$153,978	$—	$192,795

BRISTOW GROUP INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Cash Flows
Six Months Ended September 30, 2018

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash provided by (used in) operating activities	$(35,375)	$14,041	$(5,568)	$—	$(26,902)
Cash flows from investing activities:
Capital expenditures	(1,536)	(2,499)	(13,267)	—	(17,302)
Proceeds from asset dispositions	—	7,528	934	—	8,462
Net cash provided by (used in) investing activities	(1,536)	5,029	(12,333)	—	(8,840)
Cash flows from financing activities:
Proceeds from borrowings	—	—	387	—	387
Debt issuance costs	(597)	(32)	(1,925)	—	(2,554)
Repayment of debt	(8,841)	(10,505)	(10,624)	—	(29,970)
Dividends received (paid)	162,941	1,649	(164,590)	—	—
Increases (decreases) in cash related to intercompany advances and debt	(158,992)	(17,955)	176,947	—	—
Partial prepayment of put/call obligation	(27)	—	—	—	(27)
Dividends paid to noncontrolling interest	—	—	(580)	—	(580)
Repurchases for tax withholdings on vesting of equity awards	(1,504)	—	—	—	(1,504)
Issuance of Common Stock	2,830	—	—	—	2,830
Net cash provided by (used in) financing activities	(4,190)	(26,843)	(385)	—	(31,418)
Effect of exchange rate changes on cash and cash equivalents	—	—	(5,272)	—	(5,272)
Net decrease in cash, cash equivalents and restricted cash	(41,101)	(7,773)	(23,558)	—	(72,432)
Cash, cash equivalents and restricted cash at beginning of period	277,176	8,904	94,143	—	380,223
Cash, cash equivalents and restricted cash at end of period	$236,075	$1,131	$70,585	$—	$307,791

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 (the “fiscal year 2019 Annual Report”), and the MD&A contained therein. In the discussion that follows, the terms “Current Quarter” and “Comparable Quarter” refer to the three months ended September 30, 2019 and 2018, respectively, and the terms “Current Period” and “Comparable Period” refer to the six months ended September 30, 2019 and 2018, respectively. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ending March 31, 2020 is referred to as “fiscal year 2020.”
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
The effective date of the Amended Plan (the “Effective Date”) occurred on October 31, 2019.
Our financial results continue to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the filing of the Chapter 11 Cases. In addition, we have incurred significant professional fees and other costs in connection with the Chapter 11 Cases.

General
We are the leading global industrial aviation services provider based on the number of aircraft operated. We have a long history in industrial aviation services through Bristow Helicopters Ltd. (“Bristow Helicopters”) and Offshore Logistics, Inc., which were founded in 1955 and 1969, respectively. We have major transportation operations in the North Sea, Nigeria and the U.S. Gulf of Mexico, and in most of the other major offshore energy producing regions of the world, including Australia, Brazil, Canada, Guyana and Trinidad. We provide commercial SAR services in Australia, Canada, Guyana, Norway, Trinidad and the United States. We provide public sector SAR services in the U.K. on behalf of the Maritime & Coastguard Agency. We also provide regional fixed wing scheduled and charter services in Australia through our consolidated affiliate, Capiteq Limited, operating under the name of Airnorth. To a lesser extent, we also provide regional fixed wing charter services in Nigeria primarily in support of our customers from oil and gas operations. These operations support our primary industrial aviation services operations in those markets, creating a more integrated logistics solution for our customers. We also provided regional fixed wing scheduled and charter services in the U.K. through a consolidated affiliate, Eastern Airways International Limited (“Eastern Airways”), until our disposal of Eastern Airways on May 10, 2019.
During the Current Period, we generated approximately 72% of our consolidated operating revenue from external customers from oil and gas operations, approximately 18% from U.K. SAR operations and approximately 10% from fixed wing services, including charter and scheduled airline services that support our global helicopter operations.
We conduct our business in one segment: industrial aviation services. The industrial aviation services segment operations are conducted primarily through two hubs that include four regions:

•	Europe Caspian,

•	Africa,

•	Americas, and

•	Asia Pacific.
We primarily provide industrial aviation services to a broad base of major integrated, national and independent offshore energy companies. Our customers charter our helicopters primarily to transport personnel between onshore bases and offshore production platforms, drilling rigs and other installations. To a lesser extent, our customers also charter our helicopters to transport time-sensitive equipment to these offshore locations. These customers’ operating expenditures in the production sector are the principal source of our revenue, while their exploration and development capital expenditures provide a lesser portion of our revenue. The customers for SAR services include both the oil and gas industry, where our revenue is primarily dependent on our customers’ operating expenditures, and governmental agencies, where our revenue is dependent on a country’s desire to privatize SAR and enter into long-term contracts. As of September 30, 2019, we operated 215 aircraft (including 155 owned aircraft and 60 leased aircraft) and our unconsolidated affiliates operated 106 aircraft in addition to those aircraft leased from us.
The chart below presents (1) the number of aircraft in our fleet and their distribution among the regions of our industrial aviation services segment as of September 30, 2019; (2) the number of helicopters which we had on order or under option as of September 30, 2019; and (3) the percentage of operating revenue which each of our regions provided during the Current Period. For additional information regarding our commitments and options to acquire aircraft, see Note 8 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Percentage of Current Period Operating Revenue	Aircraft in Consolidated Fleet
		Helicopters			Fixed Wing (1)		Unconsolidated Affiliates (4)
		Small	Medium	Large		Total (2)(3)		Total
Europe Caspian	57%	—	12	77	—	89	—	89
Africa	15%	—	25	7	4	36	44	80
Americas	18%	21	34	12	—	67	62	129
Asia Pacific	10%	—	2	7	14	23	—	23
Total	100%	21	73	103	18	215	106	321
Aircraft not currently in fleet: (5)
On order		—	—	3	—	3
Under option		—	—	—	—	—
_____________

(1)	Airnorth operates a total of 14 fixed wing aircraft, which are included in the Asia Pacific region.

(2)	Includes 60 leased aircraft as follows:

	Leased Aircraft in Consolidated Fleet
	Helicopters
	Small	Medium	Large	Fixed Wing	Total
Europe Caspian	—	1	36	—	37
Africa	—	1	3	3	7
Americas	2	4	3	—	9
Asia Pacific	—	2	1	4	7
Total	2	8	43	7	60

(3)	The average age of our helicopter fleet was approximately ten years as of September 30, 2019.

(4)
The 106 aircraft operated by our unconsolidated affiliates do not include those aircraft leased from us. Includes 42 helicopters (primarily medium) and 19 fixed wing aircraft owned and managed by Líder Táxi Aéreo S.A. (“Líder”), our unconsolidated affiliate in Brazil included in the Americas region, and 36 helicopters and eight fixed wing aircraft owned by Petroleum Air Services, our unconsolidated affiliate in Egypt included in the Africa region, and one helicopter operated by Cougar Helicopters Inc. (“Cougar”), our unconsolidated affiliate in Canada.

(5)
This table does not reflect aircraft which our unconsolidated affiliates may have on order or under option. In October 2019, the Bankruptcy Court approved our agreement with Airbus Helicopters S.A.S. to reject our aircraft purchase contract for 22 large aircraft. The three AW189 U.K. SAR configured aircraft on order were being leased as of March 31, 2019. One of the AW189s was purchased in October 2019.

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

	Current Period (1)	Fiscal Year Ended March 31,
		2019	2018	2017	2016	2015
LACE	145	160	172	174	162	166
LACE Rate (in millions)	$7.88	$6.94	$6.74	$6.55	$8.60	$9.26
_____________

(1)	LACE rate is annualized.

The following table presents the distribution of LACE helicopters owned and leased, and the percentage of LACE leased as of September 30, 2019. The percentage of LACE leased is calculated by taking the total LACE for leased commercial helicopters divided by the total LACE for all commercial helicopters we operate, including both owned and leased.

	LACE
	Owned Aircraft	Leased Aircraft	Percentage of LACE leased
Europe Caspian	47	37	44%
Africa	16	4	18%
Americas	29	6	16%
Asia Pacific	6	2	25%
Total	97	48	33%
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
We intend to pursue value-added acquisitions with a focus on oil and gas transportation and SAR that not just make us bigger but better; that generate cost efficiencies that position us to thrive in an economy that is undergoing long-term structural change. We may also divest portions of our business or assets to narrow our product lines and reduce our operational footprint to reduce leverage and improve return on capital and liquidity.
We also intend to continue to utilize portfolio and fleet optimization. During the Chapter 11 Cases, we leveraged relief available to us under Chapter 11. Consistent with our ongoing process to rationalize and simplify our business and global aircraft fleet, we sold 11, 8 and 3 aircraft in fiscal years 2018 and 2019 and Current Period for proceeds of $48.3 million, $11.0 million and $4.9 million, respectively. As of September 30, 2019, the average age of our fleet is approximately ten years. During the Current Period, we returned four H225s under an agreement with a lessor and rejected and returned leases under Chapter 11 protection for nine S-76C+s and one S-76D. Also, we disposed of Eastern Airways on May 10, 2019.

Market Outlook
Our core business is providing industrial aviation services to the worldwide oil and gas industry. We also provide public and private sector SAR services and fixed wing transportation services. Our global operations and critical mass of helicopters provide us with geographic and customer diversity which helps mitigate risks associated with a single market or customer.
The oil and gas business environment has experienced significant volatility since fiscal year 2015. Brent crude oil prices declined from approximately $106 per barrel as of July 1, 2014 to a low of approximately $26 per barrel in February 2016. A recovery in Brent crude oil prices followed to approximately $77 per barrel as of June 27, 2018 with another decline to approximately $44 per barrel as of December 27, 2018. Brent crude oil prices were approximately $54 per barrel as of September 30, 2019. The decrease in oil prices beginning in fiscal year 2015 was driven by increased global supply primarily from unconventional oil resources in the U.S. Permian Basin and forecasts of reduced demand for crude oil resulting from weaker global economic growth in many regions of the world. The oil price decline negatively impacted the cash flow of our customers and resulted in their implementation of measures to reduce operational and capital costs, negatively impacting helicopter activity beginning in fiscal year 2015. These cost reductions have continued into fiscal year 2019 and have impacted both the offshore production and the offshore exploration activity of our customers resulting in a change in the industry with continued focus on supply chain efficiencies without a similar offsetting decease to our maintenance costs. The largest share of our revenue relates to oil and gas production; however, our largest contract, the contract with the U.K. Department for Transport (the “DfT”) to provide public sector SAR services for all of the U.K. (the “U.K. SAR contract”), is not directly impacted by declining oil prices. The significant drop in the price of crude oil resulted in the rescaling, delay or cancellation of planned offshore projects and has negatively impacted our operations and could continue to negatively impact our operations in future periods.
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
The rights to purchase Rights Offering Shares (excluding Unsubscribed Shares) in the Rights Offering were issued in reliance upon the exemption from the registration requirements of the Securities Act, pursuant to section 1145 of the Bankruptcy Code. A portion of the New Common Stock issued in the Rights Offering was issued in reliance upon such exemption, and a portion of the New Common Stock and all of the New Preferred Stock were issued in reliance upon the exemption from registration under the Securities Act provided by Section 4(a)(2) thereof or another available exemption from registration thereunder. The offer and sale of the Unsubscribed Shares purchased by the Commitment Parties pursuant to the Backstop Commitment Agreement were made in reliance upon the exemption from registration under the Securities Act provided by Section 4(a)(2) thereof or another available exemption from registration thereunder. As a condition to the closing of the transactions contemplated by the Backstop Commitment Agreement, the Reorganized Company entered into a registration rights agreement with certain Commitment Parties requiring the Reorganized Company to register the Commitment Parties’ securities under the Securities Act. As of September 30, 2019, we accrued estimated fees of $19.3 million included in other accrued liabilities on our condensed consolidated balance sheet.
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
Eastern Airways and Humberside Airport — Bristow Helicopters, together with its legal and financial advisors, pursued various transactions to exit the Eastern Airways business, which made negative contributions to our operating income and Adjusted EBITDA in each of the last three fiscal years, including pursuing a sales process with several third parties over an extended period. On May 10, 2019, Bristow Helicopters completed the sale of all of the shares of Eastern Airways to Orient Industrial Holdings Limited (“OIHL”), an entity affiliated with Mr. Richard Lake, a director of Bristow Helicopters, pursuant to a Sale and Purchase Agreement (the “EAIL Purchase Agreement”). Pursuant to the EAIL Purchase Agreement and related agreements, Bristow Helicopters contributed approximately £17.1 million to Eastern Airways as working capital, OIHL acquired Eastern Airways. Bristow Helicopters retained its controlling ownership of the shares in Humberside International Airport Limited that it previously held through Eastern Airways. Certain intercompany balances between Bristow Helicopters and Eastern Airways were also written off. As a result of the transaction, OIHL now owns and operates Eastern Airways, which had previously operated as a separate unit within Bristow Group, and Bristow Helicopters maintains its controlling interest in Humberside Airport, from which Bristow Helicopters provides U.K. SAR services.
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
The loss on the sale of Eastern Airways for the Current Period of $46.9 million includes the write-off of net assets of $35.0 million and write-off of cumulative translation adjustment of $11.9 million.
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
On September 30, 2019, the Debtors filed a motion with the Bankruptcy Court to approve a settlement agreement with Airbus Helicopters S.A.S. in regards to the rejection of the purchase contract for 22 H175 helicopters. On October 3, 2019, the Bankruptcy Court entered an order approving the agreement with Airbus Helicopters S.A.S. to reject our aircraft purchase contract for the 22 H175 helicopters. As a result of the rejection of the purchase contract, we recorded $31.8 million of expense to reorganization items, net included on our condensed consolidated statements of operations for the Current Period.
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
Our investment in Líder as of September 30, 2019 is $44.6 million. As of September 30, 2019, we have no aircraft on lease to Líder. In addition to uncertainty surrounding future financial performance, currency fluctuations continue to make it difficult to predict the earnings from our Líder investment. These currency fluctuations, which primarily do not impact Líder’s cash flow from operations, had a significant negative impact on Líder’s results in recent years, impacting our earnings from unconsolidated affiliates. Earnings from unconsolidated affiliates, net of losses, on our consolidated statements of operations, is included in calculating adjusted EBITDA, adjusted net income (loss) and adjusted diluted earnings (loss) per share.
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

Results of Operations
The following table presents our operating results and other statement of operations information for the applicable periods:

	Three Months Ended September 30,		Favorable (Unfavorable)

	2019	2018

	(In thousands, except per share amounts, percentages and flight hours)
Revenue:
Operating revenue	$304,684	$333,397	$(28,713)	(8.6)%
Reimbursable revenue	13,536	15,946	(2,410)	(15.1)%
Total revenue	318,220	349,343	(31,123)	(8.9)%

Operating expense:
Direct cost	236,655	277,217	40,562	14.6%
Reimbursable expense	12,840	15,194	2,354	15.5%
Depreciation and amortization	31,303	30,489	(814)	(2.7)%
General and administrative	37,820	38,839	1,019	2.6%
Total operating expense	318,618	361,739	43,121	11.9%

Loss on impairment	(62,101)	(117,220)	55,119	47.0%
Loss on disposal of assets	(230)	(1,293)	1,063	82.2%
Earnings from unconsolidated affiliates, net of losses	633	1,461	(828)	(56.7)%

Operating loss	(62,096)	(129,448)	67,352	52.0%

Interest expense, net	(22,445)	(26,433)	3,988	15.1%
Reorganization items, net	(93,943)	—	(93,943)	*
Gain on sale of subsidiaries	420	—	420	*
Other income (expense), net	(6,637)	(3,204)	(3,433)	(107.1)%

Loss before benefit for income taxes	(184,701)	(159,085)	(25,616)	(16.1)%
Benefit for income taxes	21,782	15,655	6,127	39.1%

Net loss	(162,919)	(143,430)	(19,489)	(13.6)%
Net income attributable to noncontrolling interests	(55)	(517)	462	89.4%
Net loss attributable to Bristow Group	$(162,974)	$(143,947)	$(19,027)	(13.2)%

Diluted loss per common share	$(4.54)	$(4.02)	$(0.52)	(12.9)%
Operating margin (1)	(20.4)%	(38.8)%	18.4%	47.4%
Flight hours (2)	35,827	42,002	(6,175)	(14.7)%

Non-GAAP financial measures: (3)
Adjusted EBITDA	$27,704	$21,553	$6,151	28.5%
Adjusted EBITDA margin (1)	9.1%	6.5%	2.6%	40.0%
Adjusted net loss	$(22,065)	$(27,761)	$5,696	20.5%
Adjusted diluted loss per share	$(0.61)	$(0.78)	$0.17	21.8%

	Six Months Ended September 30,		Favorable (Unfavorable)

	2019	2018

	(In thousands, except per share amounts, percentages and flight hours)
Gross revenue:
Operating revenue	$621,260	$683,158	$(61,898)	(9.1)%
Reimbursable revenue	30,136	32,853	(2,717)	(8.3)%
Total gross revenue	651,396	716,011	(64,615)	(9.0)%

Operating expense:
Direct cost	494,414	557,268	62,854	11.3%
Reimbursable expense	28,974	31,098	2,124	6.8%
Prepetition restructuring charges	13,476	—	(13,476)	*
Depreciation and amortization	62,642	61,430	(1,212)	(2.0)%
General and administrative	72,590	78,940	6,350	8.0%
Total operating expense	672,096	728,736	56,640	7.8%

Loss on impairment	(62,101)	(117,220)	55,119	*
Loss on disposal of assets	(4,017)	(2,971)	(1,046)	(35.2)%
Earnings from unconsolidated affiliates, net of losses	2,980	(86)	3,066	*

Operating loss	(83,838)	(133,002)	49,164	37.0%

Interest expense, net	(48,766)	(53,577)	4,811	9.0%
Reorganization items, net	(170,299)	—	(170,299)	*
Loss on sale of subsidiaries	(55,883)	—	(55,883)	*
Other income (expense), net	(10,510)	(7,154)	(3,356)	(46.9)%

Loss before benefit for income taxes	(369,296)	(193,733)	(175,563)	(90.6)%
Benefit for income taxes	37,289	18,506	18,783	101.5%

Net loss	(332,007)	(175,227)	(156,780)	(89.5)%
Net income attributable to noncontrolling interests	(213)	(584)	371	63.5%
Net loss attributable to Bristow Group	$(332,220)	$(175,811)	$(156,409)	(89.0)%

Diluted loss per common share	$(9.25)	$(4.93)	$(4.32)	(87.6)%
Operating margin (1)	(13.5)%	(19.5)%	6.0%	30.8%
Flight hours (2)	74,946	85,205	(10,259)	(12.0)%

Non-GAAP financial measures: (3)
Adjusted EBITDA	$63,539	$48,566	$14,973	30.8%
Adjusted EBITDA margin (1)	10.2%	7.1%	3.1%	43.7%
Adjusted net loss	$(38,778)	$(56,640)	$17,862	31.5%
Adjusted diluted loss per share	$(1.08)	$(1.59)	$0.51	32.1%
_____________
 * percentage change too large to be meaningful or not applicable

(1)	Operating margin is calculated as operating loss divided by operating revenue. Adjusted EBITDA margin is calculated as adjusted EBITDA divided by operating revenue.

(2)
Excludes flight hours from unconsolidated affiliates. Includes flight hours from fixed wing operations in the U.K., Nigeria and Australia for the three months ended September 30, 2019 and 2018 totaling 3,594 and 9,676, respectively, and totaling 9,094 and 20,329 for the six months ended September 30, 2019 and 2018, respectively.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018

	(In thousands, except percentages and per share amounts)
Net loss	$(162,919)	$(143,430)	$(332,007)	$(175,227)
Loss on disposal of assets	230	1,293	4,017	2,971
Special items (i)	158,157	121,194	316,753	122,913
Depreciation and amortization	31,303	30,489	62,642	61,430
Interest expense	22,715	27,662	49,423	54,985
Benefit for income taxes	(21,782)	(15,655)	(37,289)	(18,506)
Adjusted EBITDA	$27,704	$21,553	$63,539	$48,566

Benefit for income taxes	$21,782	$15,655	$37,289	$18,506
Tax expense (benefit) on loss on disposal of assets	(79)	104	(179)	(300)
Tax benefit on special items	(19,297)	(6,405)	(31,672)	(6,413)
Adjusted benefit for income taxes	$2,406	$9,354	$5,438	$11,793

Effective tax rate (ii)	11.8%	9.8%	10.1%	9.6%
Adjusted effective tax rate (ii)	9.9%	25.6%	12.4%	17.4%

Net loss attributable to Bristow Group	$(162,974)	$(143,947)	$(332,220)	$(175,811)
Loss on disposal of assets (iii)	151	1,397	3,838	2,671
Special items (i) (iii)	140,758	114,789	289,604	116,500
Adjusted net loss	$(22,065)	$(27,761)	$(38,778)	$(56,640)

Diluted loss per share	$(4.54)	$(4.02)	$(9.25)	$(4.93)
Loss on disposal of assets (iii)	—	0.04	0.11	0.07
Special items (i) (iii)	3.92	3.21	8.06	3.26
Adjusted diluted loss per share (iv)	(0.61)	(0.78)	(1.08)	(1.59)
_____________

(i)
See information about special items during the Current Quarter and Comparable Quarter under “— Current Quarter Compared to Comparable Quarter” and Current Period and Comparable Period under “— Current Period Compared to Comparable Period”below.

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

(iv)
Adjusted diluted earnings per share is calculated using the diluted weighted average number of shares outstanding of 35,918,916 and 35,768,232 during the Current Quarter and Comparable Quarter, respectively, and of 35,918,916 and 35,685,388 during the Current Period and Comparable Period, respectively.

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

The following tables present region adjusted EBITDA and adjusted EBITDA margin discussed in “— Region Operating Results,” and consolidated adjusted EBITDA and adjusted EBITDA margin for the three and six months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018

	(In thousands, except percentages)
Europe Caspian	$16,033	$19,865	$37,854	$48,659
Africa	12,392	5,105	24,910	10,424
Americas	11,471	9,204	22,245	9,041
Asia Pacific	2,159	(3,000)	3,387	(914)
Corporate and other	(14,351)	(9,621)	(24,857)	(18,644)
Consolidated adjusted EBITDA	$27,704	$21,553	$63,539	$48,566

Europe Caspian	9.3%	10.2%	10.7%	12.0%
Africa	27.4%	13.7%	26.9%	14.4%
Americas	18.8%	16.2%	18.8%	8.3%
Asia Pacific	8.0%	(6.4)%	5.5%	(0.9)%
Consolidated adjusted EBITDA margin	9.1%	6.5%	10.2%	7.1%

The following table presents reconciliation of adjusted EBITDA by region and adjusted EBITDA margin and rent expense by region for the three months ended September 30, 2019:

	Europe Caspian	Africa	Americas	Asia Pacific	Corporate and other	Loss on disposal of assets	Total

	(In thousands, except percentages)
Operating income (loss)	$11,224	$6,528	$3,527	$(19,848)	$(63,297)	$(230)	$(62,096)
Depreciation and amortization expense	12,395	5,007	7,590	2,970	3,341		31,303
Interest income	45	2	1	9	213		270
Other income (expense), net	(7,635)	855	353	(1,005)	795		(6,637)
Special items and loss on disposal of assets	4	—	—	20,033	44,597	230	64,864
Adjusted EBITDA	$16,033	$12,392	$11,471	$2,159	$(14,351)	$—	$27,704

Adjusted EBITDA margin	9.3%	27.4%	18.8%	8.0%			9.1%

Rent expense	$26,461	$3,024	$3,711	$3,370	$1,689		$38,255
The following table presents reconciliation of adjusted EBITDA by region and adjusted EBITDA margin and rent expense by region for the three months ended September 30, 2018:

	Europe Caspian	Africa	Americas	Asia Pacific	Corporate and other	Loss on disposal of assets	Total

	(In thousands, except percentages)
Operating income (loss)	$(11,414)	$1,465	$2,056	$(6,988)	$(113,274)	$(1,293)	$(129,448)
Depreciation and amortization expense	12,189	3,665	7,310	4,054	3,271		30,489
Interest income	18	2	1	34	1,174		1,229
Other income (expense), net	(1,836)	(27)	(332)	(1,123)	114		(3,204)
Special items and loss on disposal of assets	20,908	—	169	1,023	99,094	1,293	122,487
Adjusted EBITDA	$19,865	$5,105	$9,204	$(3,000)	$(9,621)	$—	$21,553

Adjusted EBITDA margin	10.2%	13.7%	16.2%	(6.4)%			6.5%

Rent expense	$31,179	$2,146	$6,334	$8,281	$1,651		$49,591

The following table presents reconciliation of adjusted EBITDA by region and adjusted EBITDA margin and rent expense by region for the six months ended September 30, 2019:

	Europe Caspian	Africa	Americas	Asia Pacific	Corporate and other	Loss on disposal of assets	Total

	(In thousands, except percentages)
Operating income (loss)	$23,031	$14,273	$7,095	$(32,282)	$(91,938)	$(4,017)	$(83,838)
Depreciation and amortization expense	24,834	9,998	14,470	6,691	6,649		62,642
Interest income	78	17	1	24	537		657
Other income (expense), net	(12,358)	622	679	(1,275)	1,822		(10,510)
Special items and loss on disposal of assets	2,269	—	—	30,229	58,073	4,017	94,588
Adjusted EBITDA	$37,854	$24,910	$22,245	$3,387	$(24,857)	$—	$63,539

Adjusted EBITDA margin	10.7%	26.9%	18.8%	5.5%			10.2%

Rent expense	$55,292	$6,701	$8,288	$17,140	$3,023		$90,444
The following table presents reconciliation of adjusted EBITDA by region and adjusted EBITDA margin and rent expense by region for the six months ended September 30, 2018:

	Europe Caspian	Africa	Americas	Asia Pacific	Corporate and other	Loss on disposal of assets	Total

	(In thousands, except percentages)
Operating income (loss)	$10,514	$2,606	$(5,287)	$(7,959)	$(129,905)	$(2,971)	$(133,002)
Depreciation and amortization expense	24,944	7,079	14,191	8,409	6,807		61,430
Interest income	32	3	2	52	1,319		1,408
Other income (expense), net	(8,127)	736	(71)	(3,733)	4,041		(7,154)
Special items and loss on disposal of assets	21,296	—	206	2,317	99,094	2,971	125,884
Adjusted EBITDA	$48,659	$10,424	$9,041	$(914)	$(18,644)	$—	$48,566

Adjusted EBITDA margin	12.0%	14.4%	8.3%	(0.9)%			7.1%

Rent expense	$63,175	$4,268	$12,932	$16,398	$2,899		$99,672

Current Quarter Compared to Comparable Quarter
Operating revenue from external customers by line of service was as follows:

	Three Months Ended September 30,		Favorable (Unfavorable)
	2019	2018

	(In thousands, except percentages)
Oil and gas services	$222,200	$219,766	$2,434	1.1%
U.K. SAR services	54,499	56,928	(2,429)	(4.3)%
Fixed wing services	27,975	55,996	(28,021)	(50.0)%
Corporate and other	10	707	(697)	(98.6)%
Total operating revenue	$304,684	$333,397	$(28,713)	(8.6)%
The year-over-year decrease in operating revenue was primarily driven by a $28.1 million decrease in fixed wing services revenue in our Europe Caspian region as a result of the sale of Eastern Airways on May 10, 2019, U.K. SAR services revenue declines, primarily as a result of unfavorable foreign currency exchange rate movements, were offset by increases in oil and gas services in the Current Quarter. Oil and gas revenue increased from the Comparable Quarter primarily due to increases in our Africa, America and Europe Caspian regions primarily from increases in activity partially offset by a decrease in our Asia Pacific region primarily from fewer customer contracts driving a decrease in activity. Also, revenue decreased by $11.4 million compared to the Comparable Quarter due to unfavorable changes in foreign currency exchange rates, primarily related to the depreciation of the British pound sterling and Australian dollar versus the U.S. dollar.
For the Current Quarter, we reported a net loss of $163.0 million and a diluted loss per share of $4.54 compared to a net loss of $143.9 million and a diluted loss per share of $4.02 for the Comparable Quarter. The year-over-year change in net loss and diluted loss per share was primarily driven by the following special items for the Current Quarter:

•	Organizational restructuring costs of $96.5 million ($83.8 million net of tax), or $2.33 per share, including the following:

◦
Professional fees of $35.5 million ($35.5 million net of tax), or $0.99 per share, of post-petition professional fees included in reorganization items, net, on the condensed consolidated statements of operations;

◦
H175 settlement charges of $31.8 million ($25.1 million net of tax), or $0.70 per share, included in reorganization items, net on the condensed consolidated statements of operations relating to the rejection of our aircraft purchase contract for the 22 H175 helicopters;

◦
Backstop Commitment Agreement estimated fees of $19.3 million ($15.2 million net of tax), or $0.42 per share, included in reorganizations items, net, on the condensed consolidated statements of operations;

◦
Lease termination costs of $4.2 million ($3.3 million net of tax), or $0.09 per share, included in reorganization items, net, on the condensed consolidated statements of operations relating to the rejection of ten aircraft leases rejected in June 2019 including nine S-76C+s and one S-76D;

◦
Debt related expenses of $4.1 million ($3.3 million net of tax), or $0.09 per share, for fees incurred related to our $150 million DIP Credit Agreement funded in August 2019 included in reorganization items, net, on the condensed consolidated statements of operations;

◦
Severance costs of $2.5 million ($2.5 million net of tax), or $0.07 per share, included in direct costs and general and administrative expense on the condensed consolidated statements of operations; and

◦	Corporate lease termination cost of $1.1 million ($0.8 million net of tax), or $0.02 per share, included in reorganization items, net, on the condensed consolidated statements of operations.

◦
A benefit of $1.9 million ($1.9 million net of tax), or $0.05 per share, included in reorganization items, net, on the condensed consolidated statements of operations, resulting from an adjustment to the allowed claim associated with our return of four H225 model aircraft in May 2019.

•	Loss on impairment of $62.1 million ($53.3 million net of tax), or $1.48 per share, included in loss on impairment on the condensed consolidated statements of operations resulting from:

◦	$42.0 million impairment of H225 aircraft;

◦	$17.5 million impairment of Airnorth goodwill; and

◦	$2.6 million impairment of our investment in Sky Future Partners Limited (“Sky Future Partners”).

•
Write-off of a portion of the deferred financing fees and discount of $1.9 million ($1.5 million net of tax), or $0.04 per share, included in interest expense on the condensed consolidated statements of operations related to a portion of our 8.75% Senior Secured Notes which were purchased in a Tender Offer in September 2019;

•
Gain on sale of subsidiaries of $0.4 million ($0.4 million net of tax), or $0.01 per share, included in gain (loss) on sale of subsidiaries on the condensed consolidated statements of operations, resulting from the cash received from the sale of Aviashelf in the Current Quarter.

•	Non-cash tax expense of $2.6 million, or $0.07 per share, from valuation allowances on deferred tax assets.
Additionally, we realized a loss on disposal of assets of $0.2 million ($0.2 million net of tax) during the Current Quarter from the sale or disposal of other equipment.
The Comparable Quarter results benefited from the impact of $3.4 million of original equipment manufacturer (“OEM”) cost recoveries realized in the Comparable Quarter that resulted in a $2.4 million reduction in rent expense and a $1.0 million reduction in direct cost.
Excluding the organizational restructuring costs, gain on sale of subsidiaries, benefit on H225 lease returns described above and the loss on disposal of assets, adjusted net loss and adjusted diluted loss per share were $22.1 million and $0.61, respectively, for the Current Quarter. These adjusted results compare to adjusted net loss and adjusted diluted loss per share of $27.8 million and $0.78, respectively, for the Comparable Quarter. Additionally, adjusted EBITDA improved to $27.7 million in the Current Quarter from $21.6 million in the Comparable Quarter. The benefit from the OEM cost recoveries described above is included within adjusted net income, adjusted earnings per share and adjusted EBITDA in the Comparable Quarter.
Adjusted EBITDA, adjusted net loss and adjusted diluted loss per share benefited from the sale of Eastern Airways and decrease in rent expense compared to the Comparable Quarter. These items were mostly offset by the increase in foreign currency transaction losses included in other income (expense), net and increased interest expense, resulting in no significant change in adjusted net loss and adjusted diluted loss per share year-over-year.
The table below presents the year-over-year impact of changes in foreign currency exchange rates.

	Three Months Ended September 30,		Favorable (Unfavorable)
	2019	2018

	(In thousands, except per share amounts)
Revenue impact			$(11,361)
Operating expense impact			11,025
Year-over-year income statement translation			(336)

Transaction losses included in other income (expense), net	$(5,816)	$(2,307)	(3,509)
Líder foreign exchange impact included in earnings from unconsolidated affiliates	(1,596)	(1,020)	(576)
Total	$(7,412)	$(3,327)	(4,085)

Pre-tax income statement impact			(4,421)
Less: Foreign exchange impact on depreciation and amortization and interest expense			93
Adjusted EBITDA impact			$(4,328)

Net income impact (tax affected)			$(3,380)
Earnings per share impact			$(0.09)
The most significant foreign exchange impact related to a $3.5 million unfavorable impact from higher transaction losses in the Current Quarter compared to the Comparable Quarter and a $0.6 million increase in unfavorable foreign currency exchange rate impact from our investment in Líder in Brazil. Additionally, the Current Quarter included a $0.3 million unfavorable impact from changes in foreign currency exchange rates in the Current Quarter primarily driven by the impact of the depreciating British pound sterling on the translation of our results in our Europe Caspian region. During the Current Quarter, the depreciation of the British pound sterling from the Comparable Quarter due to a majority of our revenue in our Europe Caspian region contracted in

British pound sterling with our expense being more evenly split between U.S. dollars and British pound sterling, resulting in a significant net revenue exposure to the British pound sterling translated into lower U.S. dollar earnings for reporting purposes.
Direct cost decreased 14.6%, or $40.6 million, year-over-year primarily due to a $26.5 million decrease due to the sale of Eastern Airways in May 2019, a $7.7 million decrease in lease costs due to return of leased aircraft, a $3.2 million decrease in fuel costs primarily due to decline in activity in our Asia Pacific region and a $2.7 million decrease in salaries and benefits primarily due to a reduction in headcount in our Asia Pacific region.
Reimbursable expense decreased 15.5%, or $2.4 million, primarily due to decrease in activity in our Asia Pacific region.
Depreciation and amortization expense remained mostly flat at $31.3 million for the Current Quarter compared to $30.5 million for the Comparable Quarter.
General and administrative expense decreased 2.6%, or $1.0 million, in the Current Quarter, as compared to the Comparable Quarter primarily due to a $2.7 million decrease due to the sale of Eastern Airways in May 2019, partially offset by a $1.7 million increase primarily related to salaries and benefits due to an increase in short-term incentive compensation in the Current Quarter.
Loss on impairment for the Current Quarter includes $42.0 million for the impairment of H225 aircraft, $17.5 million for the impairment of Airnorth goodwill and $2.6 million for the impairment of our investment in Sky Future Partners. Loss on impairment for the Comparable Quarter includes $87.5 million for the impairment of H225 aircraft, $8.9 million for the impairment of H225 inventory, and $20.8 million for the impairment of Eastern Airways assets including $17.5 million for aircraft and equipment, $3.0 million for intangible assets and $0.3 million for inventory. For further details, see Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.
Loss on disposal of assets decreased $1.1 million to a loss of $0.2 million for the Current Quarter from a loss of $1.3 million for the Comparable Quarter. The loss on disposal of assets in the Current Quarter included a loss of $0.2 million from the sale or disposal of other equipment. During the Comparable Quarter, the loss on disposal of assets included a loss of $1.3 million from the sale or disposal of aircraft and other equipment.
Earnings from unconsolidated affiliates, net of losses, decreased 56.7%, or $0.8 million, from earnings of $1.5 million in the Comparable Quarter to $0.6 million in the Current Quarter. The decrease in earnings from unconsolidated affiliates, net of losses, primarily resulted from a decrease in earnings from our investment in Líder in Brazil to losses of $1.7 million in the Current Quarter compared to earnings of $0.2 million in Comparable Quarter primarily due to an unfavorable change in foreign exchange rates and an increase in earnings from our investment in Cougar in Canada from earnings of $1.4 million in the Comparable Quarter to $2.0 million for the Current Quarter due to an increase in activity.
Interest expense, net, decreased 15.1%, or $4.0 million, year-over-year primarily due to lower interest expense of $7.9 million on our 6¼% Senior Notes due 2022 and 4½% Convertible Senior Notes due 2023 as the unsecured debt was classified as liabilities subject to compromise on the Petition Date upon the filing of the Chapter 11 Cases and we stopped accruing interest expense, partially offset by $3.1 million of interest expense on our 2019 Term Loan which we borrowed against on May 10, 2019 and the DIP Credit Agreement which we borrowed against on August 26, 2019. Additionally, we recorded $1.9 million of expense for the write-off of a portion of the 8.75% Senior Secured Notes debt fees and discount due to the early repayment of $74.8 million of the 8.75% Senior Secured Notes in September 2019. For further details, see “— Recent Events” included elsewhere in this Quarterly Report.
Reorganization items, net represent amounts incurred directly resulting from the Chapter 11 Cases and consists of the following items for the Current Quarter:

Professional fees	$35,462
H175 settlement agreement (1)	31,830
Backstop Commitment Agreement (2)	19,250
Lease termination costs (3)	4,170
Write-off of deferred financing fees (4)	4,114
Corporate lease termination cost	1,063
Milestone Omnibus Agreement allowed claim adjustment (5)	(1,946)
$93,943
_____________

(1)	Relates to the rejection of our aircraft purchase contract for the 22 H175 helicopters.

(2)	Estimated fees related to the Backstop Commitment Agreement.

(3)	Relates to ten aircraft leases rejected in June 2019 including nine S-76C+s and one S-76D.

(4)	Fees related to the DIP Credit Agreement.

(5)	Relates to adjustment of the allowed claim for the Milestone Omnibus Agreement.
Gain on sale of subsidiaries of $0.4 million resulting from the cash received from the sale of our 8.5% interest in Aviashelf in the Current Quarter.
For further details on other income (expense), net and income tax expense, see “— Region Operating Results — Other Income (Expense), Net” and “— Region Operating Results — Taxes” included elsewhere in this Quarterly Report.
As discussed above, our results for the Current Quarter were impacted by special items. During the Comparable Quarter, special items that impacted our results included loss on impairment, organizational restructuring costs, transaction costs and tax items. The items noted in the Current Quarter and Comparable Quarter have been identified as special items as they are not considered by management to be part of our ongoing operations when assessing and measuring the operational and financial performance of the organization. The impact of these items on our adjusted EBITDA, adjusted net loss and adjusted diluted loss per share is as follows:

	Three Months Ended September 30, 2019
	Adjusted EBITDA	Adjusted Net Loss	Adjusted Diluted Loss Per Share

	(In thousands, except per share amounts)
Organizational restructuring costs	$(96,476)	$(83,787)	$(2.33)
Loss on impairment	(62,101)	(53,276)	(1.48)
Gain on sale of subsidiaries	420	420	0.01
Early extinguishment of debt		(1,499)	(0.04)
Tax Items	—	(2,616)	(0.07)
Total special items	$(158,157)	$(140,758)	(3.92)

	Three Months Ended September 30, 2018
	Adjusted EBITDA	Adjusted Net Loss	Adjusted Diluted Loss Per Share

	(In thousands, except per share amounts)
Loss on impairment	$(117,220)	$(101,105)	$(2.83)
Organization restructuring costs	(2,727)	(2,392)	(0.07)
Transaction costs	(1,247)	(985)	(0.03)
Tax items	—	(10,307)	(0.29)
Total special items	$(121,194)	$(114,789)	(3.21)

Current Period Compared to Comparable Period
Operating revenue from external customers by line of service was as follows:

	Six Months Ended September 30,		Favorable (Unfavorable)
	2019	2018

	(In thousands, except percentages)
Oil and gas services	$447,114	$446,311	$803	0.2%
Fixed wing services	63,293	112,703	(49,410)	(43.8)%
U.K. SAR services	110,578	123,248	(12,670)	(10.3)%
Corporate and other	275	896	(621)	(69.3)%
Total operating revenue	$621,260	$683,158	$(61,898)	(9.1)%
The year-over-year decrease in operating revenue was primarily driven by a decrease of $52.1 million in fixed wing services revenue in our Europe Caspian region as a result of the sale of Eastern Airways on May 10, 2019 and a decrease in U.K. SAR services revenue. The decrease in the U.K. SAR services revenue in the Current Period is primarily due to a one-time benefit of $7.6 million in OEM cost recoveries recognized in the Comparable Period and unfavorable changes in the British pound sterling versus U.S. dollar foreign currency exchange rate from the Comparable Period to the Current Period. Additionally, oil and gas revenue improved from the Comparable Period as increases in our Africa, America and Europe Caspian regions primarily due to increases in activity were only partially offset by a decrease in our Asia Pacific region primarily due to fewer customer contracts yielding a decrease in activity. Included within the Favorable (Unfavorable) change presented above, revenue decreased by $24.0 million compared to the Comparable Period due to unfavorable changes in foreign currency exchange rates, primarily related to the depreciation of the British pound sterling and Australian dollar versus the U.S. dollar.
For the Current Period, we reported a net loss of $332.2 million and a diluted loss per share of $9.25 compared to a net loss of $175.8 million and a diluted loss per share of $4.93 for the Comparable Period. The year-over-year change in net loss and diluted loss per share was primarily driven by the following special items for the Current Period:

•	Organizational restructuring costs of $187.9 million ($162.5 million net of tax), or $4.52 per share, including the following:

◦
Professional fees of $64.4 million ($64.4 million net of tax), or $1.79 per share including $13.5 million of prepetition professional fees included in prepetition restructuring charges on the condensed consolidated statements of operations and $51.0 million of post-petition professional fees included in reorganization items, net, on the condensed consolidated statements of operations;

◦
H175 settlement charges of $31.8 million ($25.1 million net of tax), or $0.70 per share, included in reorganization items, net on the condensed consolidated statements of operations relating to the rejection of our aircraft purchase contract for the 22 H175 helicopters;

◦
Lease termination costs of $30.2 million ($23.9 million net of tax), or $0.66 per share, included in reorganization items, net, on the condensed consolidated statements of operations relating to the rejection of ten aircraft leases rejected in June 2019 including nine S-76C+s and one S-76D;

◦
Debt related expenses of $38.9 million ($30.7 million net of tax), or $0.86 per share included in reorganization items, net, on the condensed consolidated statements of operations including the write-off of $30.2 million of discount on the 4½% Convertible Senior Notes, the write-off of $4.6 million of deferred financing fees related to the 6¼% Senior Notes and 4½% Convertible Senior Notes and $4.1 million incurred for fees related to the DIP Credit Agreement funded in August 2019;

◦	Backstop Commitment Agreement estimated fees of $19.3 million ($15.2 million net of tax), or $0.42 per share, included in reorganizations, net, on the condensed consolidated statements of operations;

◦
Severance costs of $4.2 million ($4.2 million net of tax), or $0.12 per share, included in direct costs and general and administrative expense on the condensed consolidated statements of operations; and

◦	Corporate lease termination cost of $1.1 million ($0.8 million net of tax), or $0.02 per share, included in reorganization items, net, on the condensed consolidated statements of operations.

◦
A benefit of $1.9 million ($1.9 million net of tax), or $0.05 per share, included in direct cost on the condensed consolidated statements of operations, resulting from an adjustment to the allowed claim associated with our return of four H225 model aircraft in May 2019.

•	Loss on impairment of $62.1 million ($53.3 million net of tax), or $1.48 per share, included in loss on impairment on the condensed consolidated statements of operations resulting from:

◦	$42.0 million impairment of H225 aircraft;

◦	$17.5 million impairment of Airnorth goodwill; and

◦	$2.6 million impairment of our investment in Sky Future Partners.

•
Loss on sale of subsidiaries of $55.9 million ($55.9 million net of tax), or $1.56 per share, included in loss on sale of subsidiaries on the condensed consolidated statements of operations, resulting from the sale of Eastern Airways, Bristow Helicopters Leasing Limited (“BHLL”) and Aviashelf.

•
H225 lease return costs of $10.8 million ($10.8 million net of tax), or $0.30 per share, included in direct cost on the condensed consolidated statements of operations, resulting from costs associated with our return of four H225 model aircraft in May 2019 including $4.3 million paid in lease return costs in the Current Period and $10.6 million in future rent and return costs, partially offset by the write-off of $6.0 million of deferred credits for OEM settlements that were being recognized over the remaining life of the leases.

•	Financing fees of $2.6 million ($2.3 million net of tax), or $0.07 per share, included in interest expense on the condensed consolidated statements of operations related to the DIP Credit Agreement;

•
Write-off of a portion of deferred financing fees and discount of $1.9 million ($1.5 million net of tax), or $0.04 per share, included in interest expense on the condensed consolidated statements of operations related to a portion of our 8.75% Senior Secured Notes which were purchased in a Tender Offer in September 2019;

•	Non-cash tax expense of $3.3 million, or $0.09 per share, from valuation allowances on deferred tax assets.
Additionally, we realized a loss on disposal of assets of $4.0 million ($3.8 million net of tax) during the Current Period from the sale or disposal of two aircraft and other equipment.
The Comparable Period results benefited from the impact of $15.6 million of OEM cost recoveries realized in the Comparable Period that resulted in a one-time benefit of $7.6 million in U.K. SAR operating revenue as discussed above, a $5.9 million reduction in rent expense and a $2.1 million reduction in direct cost.
Excluding the organizational restructuring costs, loss on sale of subsidiaries, H225 lease return costs, financing fees and the loss on disposal of assets discussed above, adjusted net loss and adjusted diluted loss per share were $38.8 million and $1.08, respectively, for the Current Period. These adjusted results compare to adjusted net loss and adjusted diluted loss per share of $56.6 million and $1.59, respectively, for the Comparable Period. Additionally, adjusted EBITDA improved to $63.5 million in the Current Period from $48.6 million in the Comparable Period. The benefit from the OEM cost recoveries described above is included within adjusted net income, adjusted earnings per share and adjusted EBITDA in the Comparable Period.
Adjusted EBITDA, adjusted net loss and adjusted diluted loss per share benefited from the sale of Eastern Airways, decrease in salaries and benefits, rent and general and administrative expense, and increase in earnings from unconsolidated affiliates compared to the Comparable Period. These items were partially offset by OEM cost recoveries realized in the Comparable Period that did not recur in the Current Period resulting in decrease in adjusted net loss and adjusted diluted loss per share year-over-year.
The table below presents the year-over-year impact of changes in foreign currency exchange rates.

	Six Months Ended September 30,		Favorable (Unfavorable)
	2019	2018

	(In thousands, except per share amounts)
Revenue impact			$(23,964)
Operating expense impact			21,855
Year-over-year income statement translation			(2,109)

Transaction losses included in other income (expense), net	$(8,746)	$(5,336)	(3,410)
Líder foreign exchange impact included in earnings from unconsolidated affiliates	(1,710)	(3,598)	1,888
Total	$(10,456)	$(8,934)	(1,522)

Pre-tax income statement impact			(3,631)
Less: Foreign exchange impact on depreciation and amortization and interest expense			(6)
Adjusted EBITDA impact			$(3,637)

Net income impact (tax affected)			$(3,217)
Earnings per share impact			$(0.09)
The most significant foreign exchange impact related to a $3.4 million unfavorable impact from higher transaction losses in the Current Period compared to the Comparable Period and $2.1 million unfavorable impact from changes in foreign currency exchange rates in the Current Period primarily driven by the impact of the depreciating British pound sterling on the translation of our results in our Europe Caspian region. During the Current Period, the depreciation of the British pound sterling from the Comparable Period due to a majority of our revenue in our Europe Caspian region contracted in British pound sterling with our expense being more evenly split between U.S. dollars and British pound sterling, resulting in a significant net revenue exposure to the British pound sterling translated into lower U.S. dollar earnings for reporting purposes. Partially offsetting these unfavorable impacts was a $1.9 million decrease in unfavorable foreign currency exchange rate impact from our investment in Líder in Brazil.
Direct costs decreased 11.3%, or $62.9 million, year-over-year primarily due to a $46.1 million decrease due to the sale of Eastern Airways on May 10, 2019, a $7.6 million decrease in salaries and benefits primarily due to a reduction in headcount as a result of fewer customer contracts driving lower activity in our Asia Pacific region, a $3.0 million decrease in lease costs primarily due to the return or rejection in Chapter 11 of leased aircraft and a $4.6 million decrease in fuel costs primarily due to fewer customer contracts driving lower activity in our Asia Pacific region.
Reimbursable expense decreased 6.8%, or $2.1 million, primarily due to fewer customer contracts resulting in a decrease in activity in our Asia Pacific region.
Prepetition restructuring charges include professional fees incurred prior to May 11, 2019 related to our Chapter 11 Cases.
Depreciation and amortization expense remained mostly flat at $62.6 million for the Current Period compared to $61.4 million for the Comparable Period.
General and administrative expense decreased 8.0%, or $6.4 million, in the Current Period, as compared to the Comparable Period primarily due to a $4.5 million decrease due to the sale of Eastern Airways in May 2019 and a $1.9 million decrease in various other costs including salaries, information technology and travel expenses.
Loss on impairment for the Current Period includes impairment charges of $42.0 million for H225 aircraft, $17.5 million for Airnorth goodwill and $2.6 million for our investment in Sky Future Partners. Loss on impairment for the Comparable Period includes impairment charges of $87.5 million for H225 aircraft, $8.9 million for H225 inventory, and $20.8 million for Eastern Airways assets, including $17.5 million for aircraft and equipment, $3.0 million for intangible assets and $0.3 million for inventory. For further details, see Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.
Loss on disposal of assets decreased $1.0 million, to a loss of $4.0 million for the Current Period from a loss of $3.0 million for the Comparable Period. The loss on disposal of assets in the Current Period included a loss of $4.0 million from the sale or disposal of three aircraft and other equipment for proceeds of $5.0 million. During the Comparable Period, the loss on disposal of assets included a loss of $3.0 million from the sale or disposal of three aircraft and other equipment for proceeds of $8.5 million.

Earnings from unconsolidated affiliates, net of losses, increased $3.1 million to earnings of $3.0 million for the Current Period from losses of $0.1 million in the Comparable Period. This improvement primarily resulted from a $2.4 million increase in earnings from our investment in Cougar in Canada for the Current Period due to an increase in activity.
Interest expense, net, decreased 9.0%, or $4.8 million, year-over-year primarily due to lower interest expense of $12.3 million on our 6¼% Senior Notes due 2022 and 4½% Convertible Senior Notes due 2023 as the unsecured debt was classified as liabilities subject to compromise on the Petition Date upon the filing of the Chapter 11 Cases and we stopped accruing interest expense, partially offset by $4.1 million of interest expense on our 2019 Term Loan which we borrowed against on May 10, 2019 and the DIP Credit Agreement which we borrowed against on August 26, 2019. Also, we incurred $2.6 million of financing fees for the DIP Credit Agreement. Additionally, we recorded $1.9 million of expense for the write-off of a portion of the 8.75% Senior Secured Notes debt fees and discount due to the early repayment of $74.8 million of the 8.75% Senior Secured Notes in September 2019. For further details, see “— Recent Events” included elsewhere in this Quarterly Report.
Reorganization items, net represent amounts incurred directly resulting from the Chapter 11 Cases and consists of the following items for the Current Period:

Professional fees	$50,965
H175 settlement agreement (1)	31,830
Lease termination costs (2)	30,221
Write-off of discount on 4½% Convertible Senior Notes due 2023	30,158
Backstop Commitment Agreement (3)	19,250
Write-off of deferred financing fees (4)	8,758
Corporate lease termination cost	1,063
Milestone Omnibus Agreement allowed claim adjustment (5)	(1,946)
$170,299
_____________

(1)	Relates to the rejection of our aircraft purchase contract for the 22 H175 helicopters.

(2)	Relates to ten aircraft leases rejected in June 2019 including nine S-76C+s and one S-76D.

(3)	Estimated fees related to the Backstop Commitment Agreement.

(4)
Includes $2.4 million related to the 6¼% Senior Notes, $2.3 million related to deferred financing fees related to the 4½% Convertible Senior Notes and $4.1 million incurred for fees related to the DIP Credit Agreement.

(5)	Relates to adjustment of the allowed claim for the Milestone Omnibus Agreement.
Loss on sale of subsidiaries includes a $46.9 million loss on the sale of Eastern Airways and $9.0 million loss on the sale of Aviashelf and BHLL. For further details, see Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere included elsewhere in this Quarterly Report.
For further details on other income (expense), net and income tax expense, see “— Region Operating Results — Other Income (Expense), Net” and “— Region Operating Results — Taxes” included elsewhere in this Quarterly Report.

As discussed above, our results for the Current Period were impacted by special items. During the Comparable Period, special items that impacted our results included loss on impairment, organizational restructuring costs, transaction costs and tax items. The items noted in the Current Period and Comparable Period have been identified as special items as they are not considered by management to be part of our ongoing operations when assessing and measuring the operational and financial performance of the organization. The impact of these items on our adjusted EBITDA, adjusted net loss and adjusted diluted loss per share is as follows:

	Six Months Ended September 30, 2019
	Adjusted EBITDA	Adjusted Net Loss	Adjusted Diluted Loss Per Share

	(In thousands, except per share amounts)
Organizational restructuring costs	$(187,925)	$(162,458)	$(4.52)
Loss on impairment	(62,101)	(53,276)	(1.48)
Loss on sale of subsidiaries	(55,883)	(55,883)	(1.56)
H225 Lease Return	(10,844)	(10,844)	(0.30)
DIP financing fee write-off	—	(2,349)	(0.07)
Early extinguishment of debt	—	(1,499)	(0.04)
Tax Items	—	(3,295)	(0.09)
Total special items	$(316,753)	$(289,604)	(8.06)

	Six Months Ended September 30, 2018
	Adjusted EBITDA	Adjusted Net Loss	Adjusted Diluted Loss Per Share

	(In thousands, except per share amounts)
Loss on impairment	$(117,220)	$(101,105)	$(2.83)
Organizational restructuring costs	(4,446)	(4,103)	(0.11)
Transaction costs	(1,247)	(985)	(0.03)
Tax items	—	(10,307)	(0.29)
Total special items	$(122,913)	$(116,500)	(3.26)

Region Operating Results
The following tables set forth certain operating information for the regions comprising our industrial aviation services segment. Intercompany lease revenue and expense are eliminated from our segment reporting, and depreciation expense of aircraft is presented in the region that operates the aircraft.
Set forth below is a discussion of the operations of our regions. Our consolidated results are discussed under “Results of Operations” above.
Europe Caspian

	Three Months Ended September 30,		Six Months Ended September 30,		Favorable (Unfavorable)

	2019	2018	2019	2018	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Operating revenue	$172,821	$195,449	$352,689	$406,435	$(22,628)	(11.6)%	$(53,746)	(13.2)%
Operating income (loss)	$11,224	$(11,414)	$23,031	$10,514	$22,638	198.3%	$12,517	119.1%
Operating margin	6.5%	(5.8)%	6.5%	2.6%	12.3%	212.1%	3.9%	150.0%
Adjusted EBITDA	$16,033	$19,865	$37,854	$48,659	$(3,832)	(19.3)%	$(10,805)	(22.2)%
Adjusted EBITDA margin	9.3%	10.2%	10.7%	12.0%	(0.9)%	(8.8)%	(1.3)%	(10.8)%
Rent expense	$26,461	$31,179	$55,292	$63,175	$4,718	15.1%	$7,883	12.5%
The Europe Caspian region comprises all of our operations and affiliates in Europe, including oil and gas operations in the U.K. and Norway, and public sector SAR operations in the U.K. and our operations in Turkmenistan. Additionally, the Europe Caspian region included Eastern Airways fixed wing operations until the sale on May 10, 2019.
Current Quarter Compared to Comparable Quarter
The decrease in operating revenue in the Current Quarter primarily resulted from a decrease of $28.1 million for fixed wing services revenue due to the sale of Eastern Airways on May 10, 2019, and a decrease of $2.4 million for U.K. SAR revenue primarily due to unfavorable changes in foreign exchange rates, partially offset by a $7.9 million increase in U.K. and Norway oil and gas services due to an increase in activity. Additionally, revenue in this region was impacted by an unfavorable year-over-year impact of changes in foreign currency exchange rates of $9.2 million.
A substantial portion of our operations in the Europe Caspian region is contracted in the British pound sterling, which depreciated against the U.S. dollar in the Current Quarter. We recorded foreign exchange losses of $6.9 million in the Current Quarter and foreign exchange losses of $1.0 million in the Comparable Quarter from the revaluation of assets and liabilities on pound sterling functional currency entities as of September 30, 2019 and 2018, respectively, which is recorded in other income (expense), net and included in adjusted EBITDA. Net of the translation and revaluation impacts, adjusted EBITDA was unfavorably impacted by $6.5 million and $0.6 million resulting from the change in exchange rates during the Current Quarter and Comparable Quarter, respectively. A further weakening or strengthening of the British pound sterling could result in additional foreign exchange volatility in future quarters.
During the Current Quarter, we recorded $2.6 million for impairment of Sky Future Partners. During the Comparable Quarter, we recorded $20.8 million for impairment of Eastern Airways assets, including $17.5 million for aircraft and equipment, $3.0 million for intangible assets and $0.3 million for inventory. For further details, see Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.
Additionally, the Comparable Quarter results benefited from OEM cost recoveries in prior periods that resulted in a $1.6 million reduction in rent expense and $1.0 million reduction in direct costs.
Operating income and operating margin improved in the Current Quarter primarily due to the Eastern Airways impairments discussed above recorded in the Comparable Quarter, partially offset by the Sky Futures Partners impairment recorded in the Current Quarter. Adjusted EBITDA and adjusted EBITDA margin decreased in the Current Quarter primarily due to unfavorable foreign currency exchange rates changes and the OEM cost recoveries which benefited the Comparable Quarter, partially offset by an increase in activity.

Current Period Compared to Comparable Period
The decrease in operating revenue in the Current Period primarily resulted from a decrease of $52.1 million for fixed wing services revenue due to the sale of Eastern Airways on May 10, 2019, and a decrease of $12.7 million for U.K. SAR revenue. The decrease in U.K. SAR revenue was primarily due to a one-time benefit of $7.6 million in OEM cost recoveries recognized in the Comparable Period and unfavorable changes in the British pound sterling versus U.S. dollar foreign currency exchange rate from the Comparable Period to the Current Period. These decreases were partially offset by an $11.1 million increase in U.K. and Norway oil and gas services primarily due to an increase in activity and short-term contracts. Additionally, revenue in this region was impacted by an unfavorable year-over-year impact of changes in foreign currency exchange rates of $19.3 million.
A substantial portion of our operations in the Europe Caspian region is contracted in the British pound sterling, which depreciated against the U.S. dollar in the Current Quarter. We recorded foreign exchange losses of $10.7 million in the Current Period and foreign exchange losses of $6.3 million in the Comparable Period from the revaluation of assets and liabilities on pound sterling functional currency entities as of September 30, 2019 and 2018, respectively, which is recorded in other income (expense), net and included in adjusted EBITDA. Net of the translation and revaluation impacts, adjusted EBITDA was unfavorably impacted by $12.0 million and $7.9 million resulting from the change in exchange rates during the Current Period and Comparable Period, respectively. A further weakening or strengthening of the British pound sterling could result in additional foreign exchange volatility in future periods.
As discussed above, the Comparable Period benefited from OEM cost recoveries related to ongoing aircraft issues that resulted in a one-time benefit of $7.6 million in U.K. SAR operating revenue, a $4.3 million reduction in rent expense and a $2.1 million reduction in direct cost.
During the Current Period, we recorded $2.6 million for impairment of Sky Future Partners. During the Comparable Period, we recorded $20.8 million for impairment of Eastern Airways assets, including $17.5 million for aircraft and equipment, $3.0 million for intangible assets and $0.3 million for inventory. For further details, see Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report. The impairments are excluded from adjusted EBITDA and adjusted EBITDA margin.
Operating income and operating margin improved in the Current Period primarily due to lower impairment charges, partially offset by unfavorable changes in foreign currency exchange rates. Adjusted EBITDA and adjusted EBITDA margin decreased in the Current Period primarily due to unfavorable foreign exchange rates changes and the OEM cost recoveries which benefited the Comparable Period.
Africa

	Three Months Ended September 30,		Six Months Ended September 30,		Favorable (Unfavorable)
	2019	2018	2019	2018	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Operating revenue	$45,275	$37,236	$92,551	$72,151	$8,039	21.6%	$20,400	28.3%
Operating income	$6,528	$1,465	$14,273	$2,606	$5,063	*	$11,667	*
Operating margin	14.4%	3.9%	15.4%	3.6%	10.5%	*	11.8%	*
Adjusted EBITDA	$12,392	$5,105	$24,910	$10,424	$7,287	142.7%	$14,486	139.0%
Adjusted EBITDA margin	27.4%	13.7%	26.9%	14.4%	13.7%	100.0%	12.5%	86.8%
Rent expense	$3,024	$2,146	$6,701	$4,268	$(878)	(40.9)%	$(2,433)	(57.0)%
_____________
 * percentage change too large to be meaningful or not applicable
The Africa region comprises all our operations and affiliates on the African continent, including Nigeria and Egypt.
Current Quarter Compared to Comparable Quarter
Operating revenue for helicopter services in Africa increased $6.4 million in the Current Quarter due to an overall increase in activity and additional aircraft on contract compared to the Comparable Quarter. Additionally, operating revenue from fixed wing services in Africa increased $1.6 million to $4.4 million in the Current Quarter from $2.8 million in operating revenue for the Comparable Quarter.

Operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin increased as a result of the increase in operating revenue in the Current Quarter discussed above, which was only partially offset by an increase in direct cost and general and administrative expenses due to the increase in activity and additional aircraft on contract in the Current Quarter.
Current Period Compared to Comparable Period
Operating revenue for helicopter services in Africa increased $16.7 million in the Current Period due to an overall increase in activity and additional aircraft on contract compared to the Comparable Period. Additionally, operating revenue from fixed wing services in Africa increased $3.7 million to $8.7 million in the Current Period from $5.0 million in the Comparable Period.
Operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin increased as a result of the increase in operating revenue in the Current Period discussed above, which was only partially offset by an increase in direct cost and general and administrative expenses due to the increase in activity and additional aircraft on contract in the Current Period.
Americas

	Three Months Ended September 30,		Six Months Ended September 30,		Favorable (Unfavorable)
	2019	2018	2019	2018	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Operating revenue	$60,867	$56,644	$118,214	$109,228	$4,223	7.5%	$8,986	8.2%
Earnings from unconsolidated affiliates, net of losses	$315	$1,573	$2,490	$136	$(1,258)	*	$2,354	*
Operating income (loss)	$3,527	$2,056	$7,095	$(5,287)	$1,471	71.5%	$12,382	234.2%
Operating margin	5.8%	3.6%	6.0%	(4.8)%	2.2%	61.1%	10.8%	225.0%
Adjusted EBITDA	$11,471	$9,204	$22,245	$9,041	$2,267	24.6%	$13,204	146.0%
Adjusted EBITDA margin	18.8%	16.2%	18.8%	8.3%	2.6%	16.0%	10.5%	126.5%
Rent expense	$3,711	$6,334	$8,288	$12,932	$2,623	41.4%	$4,644	35.9%
_____________
 * percentage change too large to be meaningful or not applicable.
The Americas region comprises all our operations and affiliates in North America and South America, including Brazil, Canada, Guyana, Trinidad and the U.S. Gulf of Mexico.
Current Quarter Compared to Comparable Quarter
Operating revenue increased in the Current Quarter primarily due to additional aircraft on contract in Guyana, which increased operating revenue by $5.4 million, partially offset by a $1.8 million decrease in operating revenue from our U.S. Gulf of Mexico oil and gas operations primarily due to a decrease in activity.
Earnings from unconsolidated affiliates, net of losses, decreased $1.3 million primarily due to a decrease in earnings from our investment in Líder in Brazil, partially offset by an increase in earnings from our investment in Cougar in Canada. Earnings from our investment in Líder changed from earnings of $0.2 million in the Comparable Quarter to losses of $1.7 million during the Current Quarter primarily due to a decrease in activity and an unfavorable change in foreign currency exchange rates. Changes in foreign currency exchange rates decreased our earnings from our investment in Líder by $1.6 million in the Current Quarter and $1.0 million in the Comparable Quarter. Additionally, earnings from our investment in Cougar increased from earnings of $1.4 million in the Comparable Quarter to $2.0 million for the Current Quarter primarily due to an increase in activity.
See further discussion about our investment in Líder and the Brazil market in “— Executive Overview — Market Outlook” included elsewhere in this Quarterly Report.
The increases in operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin were driven by the increases in operating revenue and a decrease in rent expense due to the return of leased aircraft or rejection of leased aircraft during the Chapter 11 Cases, partially offset by a decrease in earnings from unconsolidated affiliates.

Current Period Compared to Comparable Period
Operating revenue increased in the Current Period primarily due to additional aircraft on contract in Guyana, which increased operating revenue by $7.6 million, an increase in activity in Trinidad resulting in an increase in operating revenue of $1.7 million, $1.6 million in additional operating revenue from the SAR services to oil and gas customers in the U.S. Gulf of Mexico and a $1.2 million increase in operating revenue from Canada. Partially offsetting these increases in operating revenue was a decrease from our U.S. Gulf of Mexico oil and gas operations, which decreased operating revenue by $3.1 million from lower activity.
Earnings from unconsolidated affiliates, net of losses, increased $2.4 million in the Current Period primarily due to an increase in earnings from our investment in Cougar due to an increase in activity.
The increases in operating income, operating margin, adjusted EBITDA and adjusted EBITDA margin were driven by the increases in operating revenue and earnings from unconsolidated affiliates discussed above and a decrease in rent expense due to the return of leased aircraft or rejection of leased aircraft during the Chapter 11 Cases.
Asia Pacific

	Three Months Ended September 30,		Six Months Ended September 30,		Favorable (Unfavorable)
	2019	2018	2019	2018	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Operating revenue	$26,849	$46,625	$61,190	$101,029	$(19,776)	(42.4)%	$(39,839)	(39.4)%
Operating loss	$(19,848)	$(6,988)	$(32,282)	$(7,959)	$(12,860)	*	$(24,323)	*
Operating margin	(73.9)%	(15.0)%	(52.8)%	(7.9)%	(58.9)%	*	(44.9)%	*
Adjusted EBITDA	$2,159	$(3,000)	$3,387	$(914)	$5,159	172.0%	$4,301	*
Adjusted EBITDA margin	8.0%	(6.4)%	5.5%	(0.9)%	14.4%	225.0%	6.4%	*
Rent expense	$3,370	$8,281	$17,140	$16,398	$4,911	59.3%	$(742)	(4.5)%
_____________
 * percentage change too large to be meaningful or not applicable.
The Asia Pacific region comprises all our operations and affiliates in Australia and Southeast Asia, including Malaysia, Sakhalin, and our fixed wing operations through Airnorth in Australia.
Current Quarter Compared to Comparable Quarter
Operating revenue decreased in the Current Quarter primarily due to a decrease in Australia of $12.7 million due to contracts ending and decreased activity with oil and gas customers, a $5.4 million decrease in Sakhalin due to the sale of Aviashelf during the three months ended June 30, 2019 and a $1.5 million decrease from our fixed wing operations at Airnorth primarily resulting from unfavorable changes in foreign currency exchange rates. Airnorth contributed $20.3 million and $21.8 million in operating revenue for the Current Quarter and Comparable Quarter, respectively.
Operating loss increased for the Current Quarter primarily because the Current Quarter includes the $17.5 million impairment of Airnorth goodwill that is not included in adjusted EBITDA and adjusted EBITDA margin. Adjusted EBITDA and adjusted EBITDA margin increased in the Current Quarter primarily due to a $15.9 million decrease in salaries and benefits, maintenance expense, fuel costs, travel and meals and training costs, a $4.9 million decrease to rent expense primarily from the return of leased aircraft, and a $1.1 million decrease in depreciation expense, partially offset by a decrease in operating revenue discussed above. Airnorth contributed a positive $3.1 million and a negative $1.9 million in adjusted EBITDA for the Current Quarter and Comparable Quarter, respectively.
During the Current Quarter and Comparable Quarter, we recorded $2.5 million and $1.0 million, respectively, in severance expense related to organizational restructuring efforts. The severance expense is not included in adjusted EBITDA or adjusted EBITDA margin for the Current or Comparable Quarters.
Current Period Compared to Comparable Period
Operating revenue decreased in the Current Period primarily due to a decrease in Australia of $32.4 million primarily due to contracts ending and decreased activity with oil and gas customers and a $0.9 million unfavorable foreign exchange rate impact, a $6.3 million decrease in Sakhalin due to the sale of Aviashelf in the Current Period, and a decrease of $1.1 million from our fixed wing operations at Airnorth primarily due to a $2.9 million unfavorable foreign exchange rate impact, partially offset by an increase in activity. Airnorth contributed $40.4 million and $41.5 million in operating revenue for the Current Period and Comparable Period, respectively.
Operating loss increased in the Current Period primarily due to the decrease in operating revenue discussed above and the $17.5 million impairment of Airnorth goodwill recorded in the Current Period that is not included in adjusted EBITDA and adjusted EBITDA margin, partially offset by a $29.1 million decrease in salaries and benefits, maintenance expense, fuel costs, travel and meals and training costs, $1.7 million decrease in depreciation expense and $0.7 million decrease to rent expense. Rent expense for the Current Period includes H225 lease return costs of $7.4 million that is not included in adjusted EBITDA or adjusted EBITDA margin. Adjusted EBITDA and adjusted EBITDA margin increased due to the items impacting operating income and operating margin excluding the H225 lease return costs. Also, adjusted EBITDA and adjusted EBITDA margin in the Current Period benefited from a $2.3 million less unfavorable impact of foreign currency exchange rate changes. Airnorth contributed $5.5 million and a negative $1.6 million in adjusted EBITDA for the Current Period and Comparable Period, respectively.
Additionally, during the Current Period and Comparable Period, we recorded $3.8 million and $2.3 million, respectively, in severance expense related to organizational restructuring efforts. The severance expense is not included in adjusted EBITDA or adjusted EBITDA margin for the Current Period and Comparable Period.
Corporate and Other

	Three Months Ended September 30,		Six Months Ended September 30,		Favorable (Unfavorable)
	2019	2018	2019	2018	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Operating revenue	$10	$708	$275	$898	$(698)	(98.6)%	$(623)	(69.4)%
Operating loss	$(63,297)	$(113,274)	$(91,938)	$(129,905)	$49,977	44.1%	$37,967	29.2%
Adjusted EBITDA	$(14,351)	$(9,621)	$(24,857)	$(18,644)	$(4,730)	(49.2)%	$(6,213)	(33.3)%
Rent expense	$1,689	$1,651	$3,023	$2,899	$(38)	(2.3)%	$(124)	(4.3)%
Corporate and other includes our supply chain management and corporate costs that have not been allocated out to other regions.
Current Quarter Compared to Comparable Quarter
Operating loss for the Current Quarter includes $42.0 million for the impairment of H225 aircraft. Operating loss for the Comparable Quarter includes $87.5 million of impairments for H225 aircraft and $8.9 million of impairments for the related H225 inventory. For further details, see Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report. The impairments are excluded from adjusted EBITDA and adjusted EBITDA margin.
Operating loss decreased in the Current Quarter primarily due to the H225 aircraft impairment being lower in the Current Quarter than the H225 aircraft and inventory impairments recorded in the Comparable Quarter. Adjusted EBITDA decreased primarily due to an increase of $4.1 million of salaries and benefits due to an increase in short-term incentive compensation in the Current Quarter.
Current Period Compared to Comparable Period
Operating loss for the Current Period includes $42.0 million for the impairment of H225 aircraft and prepetition professional fees of $13.5 million related to the filing of the Chapter 11 Cases included in prepetition restructuring charges on the condensed consolidated statements of operations. Both the impairment of H225 aircraft and prepetition professional fees are not included in adjusted EBITDA. Operating loss decreased in the Current Period primarily due to the lower H225 aircraft impairment in the Current Period than the H225 aircraft and inventory impairments recorded in the Comparable Period, partially offset by the prepetition professional fees incurred in the Current Period. Adjusted EBITDA decreased primarily due to an increase of $3.0 million in salaries and benefits due to an increase in short-term incentive compensation in the Current Period and decrease in foreign currency transaction gains of $2.2 million.

Interest Expense, Net

	Three Months Ended September 30,		Six Months Ended September 30,		Favorable (Unfavorable)
	2019	2018	2019	2018	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Interest income	$270	$1,229	$657	$1,408	$(959)	(78.0)%	$(751)	(53.3)%
Interest expense	(18,804)	(25,015)	(40,401)	(49,984)	6,211	24.8%	9,583	19.2%
Amortization of debt discount	(670)	(1,591)	(1,520)	(3,101)	921	57.9%	1,581	51.0%
Amortization of debt fees	(3,241)	(1,711)	(7,652)	(3,356)	(1,530)	(89.4)%	(4,296)	(128.0)%
Capitalized interest	—	655	150	1,456	(655)	(100.0)%	(1,306)	(89.7)%
Interest expense, net	$(22,445)	$(26,433)	$(48,766)	$(53,577)	$3,988	15.1%	$4,811	9.0%
Interest expense, net decreased in the Current Quarter compared to the Comparable Quarter primarily due to lower interest expense of $7.9 million on our 6¼% Senior Notes and 4½% Convertible Senior Notes as the unsecured debt was classified as liabilities subject to compromise on the Petition Date upon the filing of the Chapter 11 Cases and we stopped accruing interest expense, partially offset by $3.1 million of interest expense on our 2019 Term Loan which we borrowed against on May 10, 2019 and the DIP Credit Agreement which we borrowed against on August 26, 2019. Additionally, we recorded $1.9 million of expense for the write-off of a portion of the 8.75% Senior Secured Notes debt fees and discount due to the early repayment of $74.8 million of the 8.75% Senior Secured Notes in September 2019.
Interest expense, net decreased in the Current Period compared to the Comparable Period primarily due to lower interest expense of $12.3 million on our 6¼% Senior Notes due 2022 and 4½% Convertible Senior Notes due 2023 as the unsecured debt was classified as liabilities subject to compromise on the Petition Date upon the filing of the Chapter 11 Cases and we stopped accruing interest expense, partially offset by $4.1 million of interest expense on our 2019 Term Loan which we borrowed against on May 10, 2019 and the DIP Credit Agreement which we borrowed against on August 26, 2019. Also, we incurred $2.6 million of financing fees for the DIP Credit Agreement. Additionally, we recorded $1.9 million of expense for the write-off of a portion of the 8.75% Senior Secured Notes debt fees and discount due to the early repayment of $74.8 million of the 8.75% Senior Secured Notes in September 2019.
For further details on debt and liabilities subject to compromise, see Notes 2 and 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.
Other Income (Expense), Net

	Three Months Ended September 30,		Six Months Ended September 30,		Favorable (Unfavorable)
	2019	2018	2019	2018	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Foreign currency gains (losses) by region:
Europe Caspian	$(6,857)	$(951)	$(10,681)	$(6,332)	$(5,906)	*	$(4,349)	(68.7)%
Africa	855	(27)	622	736	882	*	(114)	(15.5)%
Americas	353	(332)	679	(71)	685	*	750	*
Asia Pacific	(1,006)	(1,123)	(1,276)	(3,733)	117	10.4%	2,457	65.8%
Corporate and other	839	126	1,910	4,064	713	*	(2,154)	(53.0)%
Foreign currency losses	(5,816)	(2,307)	(8,746)	(5,336)	(3,509)	(152.1)%	(3,410)	(63.9)%
Pension-related costs	(893)	(934)	(1,845)	(1,891)	41	4.4%	46	2.4%
Other	72	37	81	73	35	94.6%	8	11.0%
Other income (expense), net	$(6,637)	$(3,204)	$(10,510)	$(7,154)	$(3,433)	(107.1)%	$(3,356)	(46.9)%
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
Taxes

	Three Months Ended September 30,		Six Months Ended September 30,		Favorable (Unfavorable)
	2019	2018	2019	2018	Quarter vs Quarter		Period vs Period

	(In thousands, except percentages)
Effective tax rate	11.8%	9.8%	10.1%	9.6%	(2.0)%	(20.4)%	(0.5)%	(5.2)%
Net foreign tax on non-U.S. earnings	$655	$(6,304)	$5,013	$(4,590)	$(6,959)	(110.4)%	$(9,603)	(209.2)%
Expense of foreign earnings indefinitely reinvested abroad	$1,405	$9,043	$4,837	$8,817	$7,638	84.5%	$3,980	45.1%
Expense from change in tax contingency	$21	$30	$(277)	$60	$9	30.0%	$337	561.7%
Sale of subsidiaries	$—	$—	$9,824	$—	$—	*	$(9,824)	*
Impairment of foreign assets	$4,216	$—	$4,216	$—	$(4,216)	*	$(4,216)	*
Impact of stock based compensation	$—	$12	$—	$1,174	$12	100.0%	$1,174	100.0%
Deduction for foreign taxes	$(124)	$(49)	$(173)	$(71)	$75	153.1%	$102	143.7%
Change in valuation allowance	$3,640	$9,313	$3,296	$10,306	$5,673	60.9%	$7,010	68.0%
_____________
 * percentage change too large to be meaningful or not applicable
Our provision for income taxes for the interim period ended September 30, 2019 was prepared using a discrete effective tax rate method. Historically, we calculated our provision for income taxes during interim reporting periods by applying the estimated annual income tax rate for the full fiscal year to income from continuing operations, excluding discrete items, for the reporting period. We determined that since small changes in estimated pre-tax income or loss would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate of income taxes for the quarter ended September 30, 2019. We will continue to evaluate income tax estimates under the historical method in subsequent quarters and employ a discrete effective tax rate method if warranted.
The relationship between our provision for or benefit from income taxes and our pre-tax book income can vary significantly from period to period considering, among other factors, (a) the overall level of pre-tax book income, (b) changes in the blend of income that is taxed based on gross revenues or at high effective tax rates versus pre-tax book income or at low effective tax rates and (c) our geographical blend of pre-tax book income. Consequently, our income tax expense or benefit does not change proportionally with our pre-tax book income or loss. Significant decreases in our pre-tax book income typically result in higher effective tax rates, while significant increases in pre-tax book income can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above. The change in our effective tax rate excluding discrete items for the Current Quarter compared to the Comparable Quarter primarily related to changes in the blend of earnings taxed in relatively high taxed jurisdictions versus low taxed jurisdictions. Additionally, during the Current Quarter we increased our valuation allowance by $3.6 million and during the Comparable Quarter we increased our valuation allowance by $9.3 million, respectively, which also impacted our effective tax rate.
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

Liquidity and Capital Resources
Cash Flows
Operating Activities
Net cash flows used in operating activities were $57.2 million and $26.9 million during the Current Period and Comparable Period, respectively. Changes in non-cash working capital provided $22.0 million and used $13.1 million in cash flows from operating activities for the Current Period and Comparable Period, respectively. The changes in non-cash working capital used from the Comparable Quarter are primarily due to the Chapter 11 Cases in the Current Period resulting in lower payments for interest, leases and other miscellaneous accrued liabilities pending emergence from Chapter 11.
Investing Activities
Cash flows used in investing activities were $43.4 million and $8.8 million during the Current Period and Comparable Period, respectively. Cash used for capital expenditures as follows:

	Six Months Ended September 30,
	2019	2018
Capital expenditures (in thousands):
Aircraft and equipment	$22,762	$12,731
Land and building	3,188	4,571
Total capital expenditures	$25,950	$17,302
During the Current Period, we received proceeds of $5.0 million primarily from the sale or disposal of three aircraft and certain other equipment. During the Comparable Period, we received $8.5 million in proceeds from the sale or disposal of three aircraft and certain other equipment. In the Current Period, we transferred, net of cash received, $22.5 million as part of the sales of Eastern Airways, BHLL and Aviashelf. We took delivery of one AW189 aircraft in August 2019. We did not make any progress payments for aircraft or take delivery of any aircraft during the Comparable Period.
Financing Activities
Cash flows provided by financing activities was $110.9 million during the Current Period and cash flows used in financing activities was $31.4 million during the Comparable Period, respectively. During the Current Period, we received $75.0 million in proceeds for the Term Loan Agreement and $150 million in proceeds from the DIP Credit Agreement. During the Current Period, we used $99.2 million for debt repayments, including purchasing $74.8 million aggregate principal amount of the 8.75% Senior Secured Notes, and paid $14.1 million for debt issuance costs. During the Comparable Period, we used cash to make principal payments on our debt of $30.0 million.

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

The following table summarizes our significant contractual obligations and other commercial commitments on an undiscounted basis as of September 30, 2019 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings as of September 30, 2019 based on the contractual terms and has not been amended to reclassify substantially all of our long-term debt as current for any possible accelerations as discussed in Note 5 in the “Notes to Consolidated Financial Statements” included elsewhere in this Quarterly Report. Additional details regarding these obligations are provided in Notes 5, 8 and 10 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2019 Annual Report and in Notes 5, 8 and 9 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Payments Due by Period
		Six Months Ending March 31, 2020	Fiscal Year Ending March 31,
	Total		2021— 2022	2023— 2024	2025 and beyond

	(In thousands)
Contractual obligations:
Long-term debt and short-term borrowings:
Principal (1)	$1,598,785	$27,420	$383,871	$1,187,476	$18
Interest (2)	319,910	54,041	186,780	79,089	—
Aircraft operating leases (3)	346,385	47,496	164,641	101,848	32,400
Other operating leases (4)	48,666	4,254	12,574	8,444	23,394
Pension obligations (5)	28,593	8,069	20,524	—	—
Aircraft purchase obligations (6)(7)	43,121	28,747	14,374	—	—
Other purchase obligations (8)	28,345	28,345	—	—	—
Total contractual cash obligations	$2,413,805	$198,372	$782,764	$1,376,857	$55,812
Other commercial commitments:
Letters of credit	$14,965	$14,965	$—	$—	$—
Total commercial commitments	$14,965	$14,965	$—	$—	$—
_____________

(1)	Excludes unamortized discount of $1.7 million and unamortized debt issuance costs of $19.7 million.

(2)	Interest payments for variable interest debt are based on interest rates as of September 30, 2019.

(3)	Represents separate operating leases for aircraft.

(4)	Represents minimum rental payments required under non-aircraft operating leases that have initial or remaining non-cancelable lease terms in excess of one year.

(5)
Represents expected funding for defined benefit pension plans in future periods. These amounts are undiscounted and are based on the expectation that the U.K. pension plan will be fully funded in approximately five years. As of September 30, 2019, we had recorded on our balance sheet a $18.7 million pension liability associated with these obligations. The timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustees.

(6)
On July 25, 2019, we entered into an amendment to our agreement for the purchase of four AW189 U.K. SAR configuration helicopters. Pursuant to the amendment, the parties mutually agreed to postpone the delivery dates for three helicopters in the second half of fiscal year 2020 and first quarter of fiscal year 2021. The postponement in deliveries resulted in deferral of approximately $14.4 million in capital expenditures scheduled for fiscal year 2020 into fiscal year 2021. The impact of this amendment is included in the table above. One of the four aircraft was purchased in August 2019 and a second aircraft was purchased in October 2019.

(7)
On October 3, 2019, the Bankruptcy Court entered an order approving an agreement with Airbus Helicopters S.A.S. to reject our aircraft purchase contract for the 22 H175 helicopters totaling $390.3 million. The impact of this agreement is included in the table above.

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
As of September 30, 2019, approximately 80% of our cash balances are held outside the U.S. and are generally used to meet the liquidity needs of our non-U.S. operations. Most of our cash held outside the U.S. could be repatriated to the U.S., and any such repatriation could be subject to additional foreign taxes. As a result of the Tax Cuts and Jobs Act, we have provided for U.S. federal income taxes on undistributed foreign earnings. If cash held by non-U.S. operations is required for funding operations in the U.S., we may make a provision for additional tax in connection with repatriating this cash, which is not expected to have a significant impact on our results of operations.
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
As a result of the facts and circumstances discussed above, the Company classified substantially all debt balances of approximately $947.0 million as of September 30, 2019 as short-term borrowings and current maturities of long-term debt on our consolidated balance sheet, except for amounts included in liabilities subject to compromise as of September 30, 2019.
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
Pursuant to our Amended Plan, we received $385.0 million in cash on the Effective Date of which $270.9 million was used to pay off principal and interest on our 8.75% Senior Secured Notes.
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
Our management, including our CEO and CFO, with the oversight of our Board of Directors, evaluated the effectiveness of the design and operation of our internal control over financial reporting as of September 30, 2019 based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 in Internal Control — Integrated Framework. Based on this evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of September 30, 2019 due to the material weaknesses described below.
Control Environment. We did not maintain an effective control environment as we had an insufficient complement of resources with an appropriate level of knowledge, expertise and skills commensurate with our financial reporting requirements in certain areas. The material weakness contributed to additional control deficiencies, as we did not maintain effective internal controls over monitoring of debt covenant compliance as described below and certain areas of asset impairment testing including the review of certain key assumptions and asset grouping determinations, none of which resulted in a misstatement of the financial statements. In addition, we determined the insufficient complement of resources, resulted in an additional material weakness within our Risk Assessment process as described further below. This deficiency was originally disclosed in the Annual Report on Form 10-K for the year ended March 31, 2019 (the “fiscal year 2019 Annual Report”) and continues as of September 30, 2019.
Risk Assessment. We concluded, as a result of the control environment deficiency above, there exists a material weakness within our risk assessment process, specifically, the process to identify the potential for management override of controls at locations not operating on our centralized enterprise resource planning (“ERP”) system and the process to identify and assess changes that could significantly impact our system of internal control, specifically, changes within our capital structure which resulted in more onerous non-financial debt covenants. This material weakness contributed to additional control deficiencies, as the Company did not maintain effective internal controls over (i) debt covenant compliance monitoring as described above, (ii) verification of the review of journal entries are performed by individuals separate from the preparer as described further below in certain locations, and (iii) the reassessment of accounting for certain elements of our accounting for investments in unconsolidated affiliates which resulted in immaterial adjustments to certain historical balances as described elsewhere herein. This deficiency was originally disclosed in the fiscal year 2019 Annual Report and continues as of September 30, 2019.
Debt Covenant Compliance. We identified a material weakness in our internal controls over financial reporting for monitoring of compliance with non-financial covenants within certain secured financing and lease agreements. This deficiency was originally disclosed in the amendment to the Annual Report on Form 10-K for the year ended March 31, 2018 (the “Amended 10-K”) and continues as of September 30, 2019.
Journal Entries. The Company failed to design and maintain effective controls over the review, approval, and documentation of manual journal entries at two of our subsidiaries, Airnorth and Eastern Airways, which are not operating on our centralized ERP system. There were ineffective internal controls over the review of journal entries at these locations by individuals separate from the preparer. Management concluded this represented a material weakness in our internal controls over financial reporting. This deficiency was originally disclosed in the fiscal year 2019 Annual Report and continues as of September 30, 2019.
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
CHANGES IN INTERNAL CONTROL OVER FINACIAL REPORTING
Other than the changes resulting from the material weaknesses described above, our management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
There have been no material changes during the three and six months ended September 30, 2019 in our “Risk Factors” as discussed in the fiscal year 2019 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities
There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2019.
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

3.3
Certificate of Designations of 10.000% Series A Convertible Preferred Stock of Bristow Group Inc., dated October 31, 2019 (incorporated herein by reference to Exhibit 3.3 to the Company’s Form 10-Q for the three months ended June 30, 2019 filed on December 27, 2019).

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

10.2
Backstop Commitment Agreement, dated as of July 24, 2019, among Bristow Group Inc. and the commitment parties party thereto (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 26, 2019).

10.3
Amendment No. 2 to Credit Agreement, dated August 22, 2019, by and among Bristow Group Inc. and Bristow Holdings Company Ltd. III, as borrowers, and Ankura Trust Company, LLC, as administrative agent (incorporated herein by reference to Exhibit 10.88 to the Company’s Form 10-K filed on October 28, 2019).

10.4†	Fiscal Year 2020 Performance Incentive Plan, dated August 22, 2019 (incorporated herein by reference to Exhibit 10.89 to the Company’s Form 10-K filed on October 28, 2019).

10.5†	Fiscal Year 2020 Non-Executive Incentive Plan, dated August 22, 2019 (incorporated herein by reference to Exhibit 10.90 to the Company’s Form 10-K filed on October 28, 2019).

10.6
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

10.7
Amendment No. 3 to Credit Agreement, dated August 26, 2019, by and among Bristow Group Inc. and Bristow Holdings Company Ltd. III, as borrowers, the lenders from time to time party thereto, and Ankura Trust Company, LLC, as administrative agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 28, 2019).

10.8
Amendment No. 4 to Term Loan Credit Agreement, dated as of September 30, 2019, by and among Bristow Group Inc. and Bristow Holdings Company Ltd. III, as borrowers, the lenders from time to time party thereto, and Ankura Trust Company, LLC, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 2, 2019).

10.9
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

10.10
Limited Waiver and Amendment to Backstop Commitment Agreement, dated as of September 30, 2019, among Bristow Group Inc. and the commitment parties party thereto (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on October 2, 2019).

10.11
Omnibus Agreement, dated as of October 3, 2019, among Bristow Equipment Leasing Ltd., as borrower, Bristow Group Inc., PK Transportation Finance Ireland Limited, as lender, PK AirFinance S.à r.l., in its capacity as agent, and PK AirFinance S.à r.l., in its capacity as security trustee (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 9, 2019).

10.12
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

10.13
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

10.14
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

10.15
Stockholders Agreement, dated as of October 31, 2019, by and among Bristow Group Inc. and the stockholders listed therein (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 6, 2019).

10.16
Registration Rights Agreement, dated as of October 31, 2019, by and among Bristow Group Inc. and the other parties signatory thereto (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed on November 6, 2019).

10.17†
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